Form 10-Q
period 1999-09-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 1999-11-15
CIK 1089511

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM              TO
                                                 --------------  --------------

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              --------------------
         DELAWARE                                             52-2126573
(STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

                510 L. STREET, SUITE 500, ANCHORAGE, ALASKA 99501
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (907) 297-3000
-------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER THREE MONTHS, IF CHANGED SINCE LAST
REPORT:  Not Applicable


INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

         YES                        NO       /X/
            -----------------------   -------------------
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13, OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.
         YES                        NO
            ------------------------  -----------------------
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, AS OF NOVEMBER 18, 1999 WAS 21,829,273.



                                TABLE OF CONTENTS

                                                                                                                PAGE
PART I.           FINANCIAL INFORMATION                                                                        NUMBER
                                                                                                               -------

Item 1.           Financial Statements:

                  Consolidated Balance Sheets
                  as of September 30, 1999........................................................................3

                  Consolidated Statements of Operations
                  for the Three and Nine Month Periods Ended September 30, 1999...................................4

                  Consolidated Statement of Stockholders' Equity
                  for the Nine Months Ended September 30, 1999....................................................5

                  Consolidated Statements of Cash Flows
                  For the Nine Months Ended September 30, 1999....................................................6

                  Notes to Consolidated Financial Statements......................................................7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................................14

PART II.          OTHER INFORMATION

Item 1            Legal Proceedings..............................................................................25

Item 2            Changes in Securities and Use of Proceeds......................................................25

Item 3            Defaults upon Senior Securities................................................................25

Item 4            Submission of Matters to a Vote of Security Holders............................................25

Item 5            Other Information;  Risk Factors...............................................................25

Item 6.           Exhibits and Reports on Form 8-K...............................................................25

SIGNATURE........................................................................................................27

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                 (UNAUDITED, IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                      SEPTEMBER 30,
                                                      ASSETS                               1999
                                                                                     -----------------

Current assets:

   Cash and cash equivalents                                                             $      1,554
   Accounts receivable-trade                                                                   49,031
   Materials and supplies                                                                       7,588
   Prepayments and other current assets                                                         5,269
                                                                                     -----------------
     Total current assets                                                                      63,442
Investments                                                                                     1,790
Property, plant and equipment:
   Telecommunications                                                                         839,627
   Less: Accumulated depreciation                                                             445,512
                                                                                     -----------------
                                                                                              394,115
   Construction work in progress                                                               34,481
                                                                                     -----------------
     Property, plant and equipment, net                                                       428,596
Intangible Assets                                                                              28,020
Goodwill                                                                                      244,209
Debt issuance cost                                                                             36,149
Deferred charges and other assets                                                               2,266
                                                                                     -----------------
     Total assets                                                                        $    804,472
                                                                                     =================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                     $      4,990
   Notes payable                                                                               10,000
   Accounts payable-trade                                                                      14,056
   Accounts payable-affiliates                                                                    366
   Income taxes payable                                                                           707
   Advance billings and customer deposits                                                       6,551
   Accrued and other current liabilities                                                       20,241
                                                                                     -----------------
Total current liabilities                                                                      56,911

Long-term debt, net of current portion                                                        610,443
Deferred income taxes                                                                            (986)
Unamortized investment tax credits                                                                522
Other deferred credits and long-term liabilities                                                8,491

Minority interest                                                                               1,422
Commitments and contingencies                                                                      --

Stockholders' equity:
   Common stock, $.01 par value; 40,000,000 shares authorized, 21,790,276 shares
     issued and outstanding                                                                       218
   Paid in capital in excess of par value                                                     140,837
   Notes receivable from officers                                                                (862)
   Unearned compensation                                                                       (1,864)
   Retained earnings (deficit)                                                                (10,660)
                                                                                     -----------------
     Total stockholders' equity                                                               127,669
                                                                                     -----------------
Total liabilities and stockholders' equity                                               $    804,472
                                                                                     =================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                          Three months ended      Nine months ended
                                                          September 30, 1999      September 30, 1999
                                                          -----------------       ------------------
    Operating revenues:

       Local telephone                                        $     63,265                 $95,640
       Cellular                                                     10,167                  14,735
       Long distance                                                 2,678                   4,065
                                                          -----------------       ------------------
         Total operating revenues                                   76,110                 114,440
    Cost of sales and operating expenses:
       Local telephone                                              40,363                  63,612
       Cellular                                                      6,014                   9,053
       Long Distance                                                 3,516                   5,091
       Depreciation and amortization                                15,615                  23,708
                                                          -----------------       ------------------
         Total cost of sales and operating expenses                 65,508                 101,464
                                                          -----------------       ------------------
    Operating income                                                10,602                  12,976

    Other income and expense:

       Interest expense                                            (15,680)                (23,532)
       Interest income                                                 287                     515
       Other                                                          (297)                   (793)
                                                          -----------------       ------------------
         Other income and expense, net                             (15,690)                (23,810)
                                                          -----------------       ------------------
    Income (loss) before income taxes                               (5,088)                (10,834)
    Income tax provision (benefit)                                    (174)                   (174)
                                                          -----------------       ------------------
    Net income (loss)                                          $    (4,914)            $   (10,660)
                                                          =================       ==================
    Net loss per share - basic and diluted                     $     (0.23)            $     (0.51)
                                                          =================       ==================
    Shares used in computing net loss per share                     21,598                  21,085
                                                          =================       ==================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                 (UNAUDITED, IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                 PAID IN        NOTES
                                                               CAPITAL IN     RECEIVABLE                                    TOTAL
                                                     COMMON   IN EXCESS OF      FROM         UNEARNED     ACCUMULATED  STOCKHOLDERS'
                                                     STOCK      PAR VALUE     OFFICERS     COMPENSATION     DEFICIT        EQUITY
                                                    -------   ------------    ----------   ------------   -----------  -------------
Balance, December 31, 1998                            $    -     $     -       $     -      $        -     $     -        $       -

Issuance of 21,789,176 shares of common stock,
   $.01 par                                               218       133,884           -              -           -          134,102
Discount on warrants issued in conjunction with
   long-term debt                                           -         5,089           -              -            -           5,089
Officers loans in conjunction with the issuance
   of stock                                                 -           -           (862)            -            -            (862)
Unearned compensation                                       -         1,864           -          (1,864)          -               -
Net loss for the period January 1, 1999 to
   September 30, 1999                                       -           -             -              -        (10,660)      (10,660)
                                                      --------   ----------    ----------    -----------    ----------   ---------
Balance, September 30, 1999                           $   218    $  140,837     $   (862)    $   (1,864)    $ (10,660)   $  127,669
                                                      ========   ==========    ==========    ==========     ==========   =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                            (UNAUDITED, IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                           SEPTEMBER 30, 1999
                                                                           ------------------
    CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                                  $     (10,660)
    Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation                                                                 20,997
         Amortization of debt issuance costs                                           1,751
         Amortization of intangibles                                                   2,712
         Deferred income taxes                                                          (947)
         Deferred credits                                                               (436)
         Accounts receivable and other current assets                                  3,711
         Accounts payable and other current liabilities                                  545
         Other                                                                         1,528
                                                                              ---------------
    Net cash provided by operating activities                                         19,201

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Construction  (excluding interest capitalized on equity funds)                   (46,218)
    Cost of acquisition, net of cash received                                       (691,855)
    Organizational costs                                                              (2,385)
                                                                              ---------------
    Net cash used by investing activities                                           (740,458)

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in short-term notes payable                                            10,000
    Proceeds from the issuance of long-term debt, net of discounts                    613,632
    Payments on long-term debt                                                        (1,275)
    Debt issuance costs                                                              (37,900)
    Issuance of common stock/warrants                                                138,354
                                                                              ---------------
    Net cash provided by financing activities                                        722,811
    Increase in cash                                                                   1,554
    Cash and equivalents at beginning of the period                                       --
                                                                              ---------------
    Cash and equivalents at end of the period                                  $       1,554
                                                                              ===============

SUPPLEMENTAL CASH FLOW DATA:

Interest Paid                                                                 $      11,148
Income Taxes Paid                                                                      --

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                        (UNAUDITED, DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements for Alaska Communications Systems Group, Inc. and Subsidiaries (the Company) represent the operating results of the following four legal entities (see Note 2, Acquisitions):

         Alaska Communications Systems Group, Inc. (formerly ALEC Holdings,
Inc.)

         Alaska Communications Systems Holdings, Inc. (formerly ALEC Acquisition Corporation)

         ALEC Acquisition Sub Corp., Inc. which acquired the stock of the PTI Alaska companies at the closing of the acquisitions.

         Alaska Communications Systems, Inc. which acquired the stock of ATU Long Distance, ATU Communications, Inc. and MACtel Inc. (collectively, "ATU") on May 14, 1999 and purchased a majority interest in Alaska Choice Television on September 30, 1999.

         A summary of significant accounting policies followed by the Company is set forth below:

 BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements are as of and for the three and nine-month periods ended September 30, 1999 and include the operations of Alaska Communications Systems Holdings for the full nine month period and the PTI Alaska companies, ATU Long Distance, ATU Communications and MACtel since their acquisition on May 14, 1999. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year or for any future period.

 USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

 REGULATION

The local telephone exchange activities of the Company are subject to rate regulation by the Federal Communications Commission (FCC) for interstate telecommunication service, and the Regulatory Commission of Alaska (RCA) for intrastate and local exchange telecommunication service. The Company, as required by the FCC, accounts for such activity separately. Long distance services are subject to rate regulation as a non-dominant interexchange carrier by the FCC for interstate telecommunication services

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                        (UNAUDITED, DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

and the RCA for intrastate telecommunication services. Cellular operations are not subject to rate regulation.

 PROPERTY, PLANT AND EQUIPMENT

         TELEPHONE plant is stated substantially at original cost of construction. Telephone plant retired in the ordinary course of business, together with cost of removal, less salvage, is charged to accumulated depreciation with no gain or loss recognized. Renewals and betterments of telephone plant are capitalized while repairs, as well as renewals of minor items, are charged to operating expense. The Company provides for depreciation of telephone plant on the straight-line method, using rates approved by the regulatory authorities.

         NON-TELEPHONE plant is stated at purchase cost and, when sold or retired, a gain or loss is recognized. Depreciation of such property is provided on the straight-line method over its estimated service live ranging from three to 15 years.

 CELLULAR LICENSES

         Cellular licenses are stated at net book value. Amortization is computed on the straight-line method over an estimated useful life of 40 years. These licenses are renewable at our option in perpetuity.

 GOODWILL

         Goodwill associated with the purchase of rural telephone properties is amortized on the straight-line method over 40 years and 15 years for all other goodwill.

 REVENUE RECOGNITION

         Recurring revenues are billed one month in advance and are deferred until the month earned. Nonrecurring revenues are billed in arrears and are recognized when earned.

 IMPAIRMENT OF LONG-LIVED ASSETS

         The Company has adopted FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Under the provisions of this statement, the Company has evaluated its long-lived assets for impairment and will continue to evaluate them if events or changes in circumstance indicate the carrying amount of such assets may not be fully recoverable on an undiscounted cash flow basis.

EARNINGS PER SHARE

         Earnings per share for the three and nine-month periods ended September 30, 1999 is based on the weighted average number of shares of common stock outstanding from July 1, 1999 through September 30, 1999 and May 14, 1999 through September 30, 1999, respectively (basic earnings per share) and dilutive common equivalent shares from stock options and warrants, using the treasury stock method (dilutive earnings per share). The nine-month weighted average number of shares outstanding is calculated from May 14, 1999 because the Company had no significant operations or outstanding shares prior to that date. Common stock equivalent shares were antidilutive for the three and nine-month periods ended September 30. 1999.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                        (UNAUDITED, DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME (LOSS)

         The Company has adopted FASB Statement No. 130, COMPREHENSIVE INCOME. The Company's comprehensive loss is equal to its net loss.

2. ACQUISITIONS

         On May 14, 1999, Alaska Communications Systems Holdings, Inc. ("ACS") acquired Century's Alaska holdings (PTI properties), including Telephone Utilities of Alaska, Inc., Telephone Utilities of the Northland, Inc., PTI Communications of Alaska, Inc., Pacific Telecom of Alaska PCS, Inc., and Pacific Telecom Cellular of Alaska, Inc., excluding the assets, liabilities and equity of Alaska RSA#1. On the same date, ACS also acquired from the Municipality of Anchorage ATU Communications, Inc. and its subsidiaries, MACtel and ATU Long Distance (collectively, "ATU"). These holdings include local area exchanges, long distance service, Internet service and cellular operations throughout rural Alaska and Anchorage. Both acquisitions were accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price and assumption of certain liabilities and include the operating results of both ATU and PTI properties from the date of acquisition. In total, the Company paid Century Telephone Enterprise $411,784 for the PTI properties and the Municipality of Anchorage $265,115 for the assets acquired. Acquisition expenses totaling $14,079 were also allocated to the purchase price. The purchase price information presented is subject to final settlement adjustments, which management does not expect to be material.

         The following reflects the preliminary allocation of the purchase price and the sources of funds to finance the purchase (in thousands).


                                                                            PTI
                                                                         PROPERTIES       ATU          TOTAL
                                                                         ----------       ---          ------

Current assets.................................................            $20,905      $45,142       $66,047
Property, plant & equipment....................................            153,181      247,694       400,875
Other assets...................................................              9,765       20,750        30,515
Less liabilities assumed.......................................           (12,701)     (38,518)      (51,219)
                                                                          --------     --------      --------
Net assets acquired............................................            171,150      275,068       446,218
Goodwill.......................................................            244,593          167       244,760
                                                                           -------     --------      --------
Total cost of acquisition......................................            415,743      275,235       690,978
Acquisition expenses...........................................            (3,959)     (10,120)      (14,079)
                                                                          --------     --------      -------
Total purchase price paid......................................           $411,784     $265,115      $676,899
                                                                          ========     ========      ========

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                        (UNAUDITED, DOLLARS IN THOUSANDS)

2. ACQUISITIONS (CONTINUED)

Net assets acquired were purchased for cash provided from the following sources (in thousands):

Revolving credit facility (of ACS)...........................................................          $6,700
Term loan facilities (of ACS)................................................................         435,000
9 3/8 % Senior subordinated notes due 2009 (of ACS)..........................................         150,000
13% Senior discount debentures due 2011......................................................          19,911
Issuance of common stock/warrants............................................................         126,289
                                                                                                      -------
Total sources................................................................................        $737,900
                                                                                                     ========

         These sources also provided $12,601 of working capital and entailed $48,400 of transaction fees and expenses.

         The goodwill acquired will be amortized on a straight line basis over 40 years.

         The following are the pro forma results for the nine month periods ended September 30, 1998 and 1999, giving effect to the acquisitions as if they had occurred at the beginning of the periods (in thousands, except net income
(loss) per share amounts):

                                                                                          1998          1999
                                                                                        --------      --------
Revenues........................................................................       $208,037      $221,346
Net income (loss)...............................................................          1,457       (16,727)
Net income (loss) per share.....................................................       $   0.07      $  (0.77)
Weighted average shares outstanding.............................................         21,790        21,790


         On September 30, 1999, the Company acquired a majority interest in Alaskan Choice Television ("ACTV"). The cash purchase price was approximately $1,900. Goodwill from the acquisition will be amortized over 15 years.

3. LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following (in thousands):


                                                                                                  SEPTEMBER 30,
                                                                                                       1999
                                                                                                  -------------
Term Loan A Facility (of ACS)................................................................        $150,000
Term Loan B Facility (of ACS)................................................................         150,000
Term Loan C Facility (of ACS)................................................................         135,000
9  3/8 % Senior subordinated notes due 2009 (of ACS).........................................         150,000
13% Senior discount debentures due 2011......................................................          21,186
Capital Lease Obligations (of ACS)...........................................................           7,267
Note to Municipality of Fairbanks (of ACS)...................................................           1,602
Other........................................................................................             378
                                                                                                      --------
                                                                                                      615,433
Less current portion.........................................................................           4,990
                                                                                                      --------
Total long-term obligations..................................................................        $610,443
                                                                                                      --------
                                                                                                      --------

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                        (UNAUDITED, DOLLARS IN THOUSANDS)

3. LONG-TERM OBLIGATIONS (CONTINUED)

         The Company's senior discount debentures balance of $21,186 is the $25,000 issue price plus accrued interest of $1,221 minus unamortized original issue discount of $5,035. The original issue discount resulted from the issuance of detachable warrants in connection with the 13% senior discount debentures. These detachable warrants are exercisable into 828,261 shares of common stock at any time from May 14, 1999 through May 15, 2011 at $0.01 per share. The original issue discount represents the difference between the exercise price and the fair value of the underlying shares at the date of issue.

         The Company has three term loan facilities aggregating to $435,000 that bear interest at an annual rate equal to LIBOR plus 2.75%, 3.00% and 3.25%. We entered into a hedging transaction which fixed the interest rate for a three-year period at 5.99% for one-half, or $217,500, of the term loan borrowings. The remaining $217,500 of term loan debt is un-hedged and, therefore, subject to interest rate risk. Thirty day LIBOR was 5.38% at September 30, 1999.

4. STOCK OPTIONS

At September 30, 1999, the Company has reserved a total 3,410,486 shares of authorized common stock for issuance under the 1999 Stock Incentive Plan ("the Plan"). At September 30, 1999, 3,328,000 options have been granted under the Plan at an exercise price of $6.1542 per share, generally vesting ratably over five years or after nine years subject to acceleration upon the attainment of certain performance goals. During May, June and July of 1999, 2,858,000 of these options were granted at an exercise price equivalent to the then fair value of the underlying stock as evidenced by sales to third parties. On September 28, 1999, 470,000 options were granted with exercise prices below the independently appraised fair value of the underlying stock at the time of issuance, which was $10.12. Additionally, the terms of the 470,000 options granted below fair value on September 28, 1999 call for immediate vesting upon the successful completion of an initial public offering ("IPO").

Of the options granted in May, 653,750 are performance vesting options granted to certain officers and management of the Company. The terms of these particular performance-vesting options call for vesting based upon the achievement of certain annual performance goals immediately upon successful completion of an IPO or on the ninth anniversary of their grant date.

Included on the balance sheet at September 30, 1999 is unearned compensation of $1,864 related to the 470,000 options granted on September 28, 1999. This unearned compensation expense will be amortized as a non-cash expense over the vesting term of the options or immediately upon the successful completion of an IPO, whichever occurs first. The 653,760 options granted on May 14, 1999 will be recorded as compensation expense when vesting occurs. Compensation expense will be recorded upon the earlier of achieving the annual corporate level performance goals, the successful completion of an IPO or the ninth anniversary of their grant date. Compensation expense recorded will be the difference between the market price of the shares on the day vesting is determined and the exercise price of $ 6.1542.

5. BUSINESS SEGMENTS

         The Company has adopted FASB Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company has three reportable segments: local telephone

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                        (UNAUDITED, DOLLARS IN THOUSANDS)

5. BUSINESS SEGMENTS (CONTINUED)

(consisting of local telephone service, directory advertising, deregulated revenue and other revenues), cellular and long distance. Each reportable segment is a strategic business under separate management and offering different services than those offered by the other segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

         The Company also incurs interest expense, interest income, equity in earnings of minority investments and other non operating income and expense at the parent company which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non operating income and expense items are provided in the accompanying table under the caption "Other" in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements.

         The following tables illustrates selected financial data for each segment for the three and nine months ended September 30, 1999 (in thousands):



             THREE MONTHS ENDED SEPTEMBER 30, 1999                   LOCAL                        LONG
                                                                   TELEPHONE       CELLULAR      DISTANCE     OTHER         TOTAL
                                                                   ---------       --------      --------    -------      --------
Operating revenues............................................       $63,265       $10,167       $2,678   $        -      $76,110
Operating income (loss).......................................         8,528         3,292      (1,218)            -       10,602
Depreciation and amortization.................................        12,094           861          299        2,361       15,615
Interest expense..............................................          (42)             -            -     (15,638)     (15,680)
Interest income...............................................           173            38            -           76          287
Equity in earnings of minority investments....................             -             -            -        (244)        (244)
Other non-operating, net......................................          (73)            27            -          (7)         (53)
Income tax provision (benefit)................................         4,603         1,199            -      (5,976)        (174)
Net income (loss).............................................         8,781         1,488      (1,218)     (13,965)      (4,914)
Capital expenditures..........................................        13,751         5,223           13            -       18,987
Investments under the equity method...........................             -             -            -        1,790        1,790
Total assets..................................................       706,156        73,491       21,831        2,994      804,472



              NINE MONTHS ENDED SEPTEMBER 30, 1999                   LOCAL                        LONG
                                                                   TELEPHONE       CELLULAR      DISTANCE     OTHER         TOTAL
                                                                   ---------       --------      --------    -------      --------
Operating revenues............................................      $95,640       $14,735       $4,065    $       -     $114,440
Operating income (loss).......................................       10,005         4,445       (1,474)           -       12,976
Depreciation and amortization.................................       19,743         1,237          367        2,361       23,708
Interest expense..............................................        (114)           (1)            -     (23,417)     (23,532)
Interest income...............................................          318            54            -          143          515
Equity in earnings of minority investments....................            -             -            -         (81)         (81)
Other non-operating, net......................................        (689)            28            -         (51)        (712)
Income tax provision (benefit)................................        6,497         1,869            -      (8,540)        (174)
Net income (loss).............................................        9,715         2,657      (1,474)     (21,558)     (10,660)
Capital expenditures..........................................       21,154         5,549       19,515            -       46,218
Investments under the equity method...........................            -             -            -        1,790        1,790
Total assets..................................................      706,156        73,491       21,831        2,994      804,472


                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                        (UNAUDITED, DOLLARS IN THOUSANDS)

6. INCOME TAXES

         The tax benefit reported for the consolidated period ended September 30, 1999 is due to investment tax credits that the Company is eligible to take regardless of its net loss position for the period. In general, the provision for income taxes may differ from the federal statutory rate due to the effect of federal and state alternative minimum taxes and net operating losses incurred for the period that are not benefited. In the current period, operating losses were not benefited because its is not certain that the Company will be able to use the losses going forward.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         This Report may contain forward-looking statements that involve a number of risks and uncertainties including, without limitation, those set for in the "Risk Factors" section of the Company's recent filing on form S-1. The Company's actual results may differ materially from any future performance discussed in the forward-looking statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company undertakes no obligation to update the information, including the forward-looking statements, if any, in this Report.

INTRODUCTION

         We were formed in 1998 to acquire telecommunications properties in Alaska. In May 1999, we acquired Century's Alaska properties and ATU. Century's Alaska properties were the incumbent provider of local telephone services in Juneau, Fairbanks and more than 70 rural communities in Alaska and provided Internet services to customers statewide. ATU was the largest local exchange carrier in Alaska and provided local telephone and long distance services primarily in Anchorage and cellular services statewide. In addition, ATU held minority interests in companies that delivered wireless cable television, Internet access and wholesale long distance. On September 30, 1999, we acquired a two-thirds majority interest in Alaskan Choice Television, LLC, a wireless cable television company in which we had previously held a one-third minority interest. On October 6, 1999, we entered into an agreement to acquire the remaining one-third interest in Alaskan Choice Television, together with certain FCC licenses. The closing of this transaction is subject to the satisfaction of several conditions, including regulatory approval of the license transfers.

         Prior to the consummation of the acquisitions of Century's Alaska properties and ATU in May 1999, we had no operations. Accordingly, the following discussion should be read in conjunction with our consolidated financial statements and the related notes, the combined financial statements and the related notes of Century's Alaska properties and the financial statements and the related notes of ATU included in the Company's recent filing in Form S-1.

         Today, we generate revenue through:

         - the provision of local telephone services, including:

             - basic local service to retail customers within our service areas,

             -        wholesale service to competitive local exchange carriers,

             - network access services to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls,

             -        enhanced services,

             -        ancillary services, such as billing and collection,

             -        universal service payments and

             -        Internet and other services;

         - the provision of wireless services; and

         - the provision of long distance services.

We also recognize our proportionate share of the net income or loss of our minority-owned investments.

         Within the telecommunications industry, local exchange carriers have historically enjoyed stable revenue and cash flow from local exchange operations resulting from the need for basic telecommunications services, the highly regulated nature of the telecommunications industry and, in the case of rural local exchange carriers, the underlying cost recovery settlement and support mechanisms applicable to local exchange operations. Basic local service is generally provided at a flat monthly rate and allows the user to place unlimited calls within a defined local calling area. Access revenues are generated by providing interexchange carriers access to the local exchange carrier's local network and its customers. Universal service revenues are a subsidy paid to rural local exchange carriers to support the high cost of providing service in rural markets. Other service revenue is generated from ancillary services, enhanced services and Internet access.

         Changes in revenue are largely attributable to changes in the number of access lines, local service rates and minutes of use. Other factors can also impact revenue, including:

         - intrastate and interstate revenue settlement methodologies,

         - authorized rates of return for regulated services,

         - whether an access line is used by a business or residential subscriber,

         - intrastate and interstate calling patterns,

         - customers' selection of various local rate plan options,

         - selection of enhanced calling services, such as voice mail, or other packaged products, such as cellular and Internet and

         - other subscriber usage characteristics.

         Local exchange carriers have two basic tiers of customers:

         - end users located in the local exchanges that pay for local telephone service including, in our case, retail, resale and unbundled network elements end users and

         - interexchange carriers that pay the local exchange carrier for access to customers located within that local exchange carrier's local service area.

         Local exchange carriers provide access service to numerous interexchange carriers and may also bill and collect long distance charges from interexchange carrier customers on behalf of the interexchange carriers. The amount of access charge revenue associated with a particular interexchange carrier varies depending upon long distance calling patterns and the relative market share of each long distance carrier.

         Our local service rates for end users are authorized by the RCA. Authorized rates are set by the FCC and the RCA for interstate and intrastate access charges, respectively, and may change from time to time.

         ATU has historically provided long distance service both through leased facilities and as a reseller of other carriers' long distance services. We recently purchased $19.5 million of long distance fiber capacity for high speed links within Alaska and for termination of traffic in the lower 48 states. We have migrated long distance traffic from leased circuits onto our own network infrastructure.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         The following unaudited table summarizes our consolidated operations for the three months ended September 30, 1999 and the historical combined operating results of PTI properties and ATU for the three months ended September 30, 1998.

                                                                                              THREE MONTHS
                                                                                            ENDED SEPTEMBER 30,
                                                                                            -------------------
                                                                                            1999          1998
                                                                                            ----          ----
                                                                                              (IN THOUSANDS)

OPERATING REVENUES:
Local telephone....................................................................   $    63,265   $   63,070
Cellular...........................................................................        10,167        9,088
Long distance......................................................................         2,678        1,841
                                                                                            -----        -----
      Total operating revenues.....................................................        76,110       73,999
OPERATING EXPENSES:
Local telephone....................................................................        40,363       36,869
Cellular...........................................................................         6,014        6,230
Long distance......................................................................         3,516        2,767
Depreciation and amortization......................................................        15,615       13,524
                                                                                           ------       ------
      Total cost of sales and operating expenses...................................        65,508       59,390
                                                                                           ------       ------
Operating income...................................................................        10,602       14,609
Interest expense...................................................................      (15,680)      (3,250)
Interest income....................................................................           287        1,243
Other income (expense).............................................................         (297)        (176)
                                                                                            -----        -----
Income (loss) before taxes.........................................................       (5,088)       12,426
Income tax expense (benefit).......................................................         (174)        3,132
                                                                                            -----        -----
Net income (loss).................................................................. $     (4,914)       $9,294
                                                                                          =======       ======


         OPERATING REVENUES

         Operating revenues increased 2.9%, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Local telephone, cellular and long distance revenues increased.

LOCAL TELEPHONE

         The following table summarizes each component of the Company's local telephone revenues for the three months ended September 30, 1999 and 1998:


                                                              Three Months Ended
                                                                 September 30,
                                                    -----------------------------------
                                                            1999                 1998
                                                     ---------------      -------------
          Local service                              $      24,063          $    20,848
          Network access                                    26,352               26,523
          Other                                             12,850               15,699
                                                     ---------------      -------------
            Total local telephone                    $      63,265          $    63,070
                                                     ===============      =============


         Local telephone increased marginally for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. For the three months ended September 30, 1998, other local telephone revenue includes $2.2 million resulting from a change in accounting estimate to 1997 and prior revenue accruals. As adjusted for the $2.2 million of 1997 and prior revenue recorded in the third quarter of 1998, local telephone revenue increased 3.5% for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase in local telephone revenues, as adjusted, is explained by an increase in access lines in service at September 30, 1999 or 7.8% over access lines in service at September 30, 1998 and flat performance in network access revenues from period to period.

CELLULAR

         Cellular revenues increased $1.1 million, or 11.9%for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998, as cellular customers increased 11.9% from 63,309 to 70,856.

 LONG DISTANCE

         Long distance revenues increased $0.8 million, or 45.5%, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 due to a 47.8% increase in long distance minutes of use.

         OPERATING EXPENSES

         Operating expenses increased $6.1 million, or 10.3%, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998.

 LOCAL TELEPHONE

         Local telephone expenses increased 9.5% for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Local telephone expense represents approximately 63.8% and 58.5% of local telephone revenues for the three months ended September 31, 1999 and 1998, respectively. As a percentage of sales, corporate operations expense represented the most significant increase in local telephone operating expenses. Corporate operations expense includes the costs associated with major system conversions that occurred during the current quarter.

 CELLULAR

         Cellular expenses decreased $0.2 million, or 3.5%, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. There were decreases in all expense categories except corporate expense as cellular operations benefited from the integration of acquisitions.

 LONG DISTANCE

         Long distance expenses increased by $0.8 million, or 27.1%, but decreased as a percentage of sales as long distance operations benefited from economies of scale, particularly in general and administrative expenses.

 DEPRECIATION AND AMORTIZATION

         The increase of $2.1 million, or 15.5%, was due to increases in plant in and amortization of additional goodwill for the three months ended September 30, 1999.

         INTEREST EXPENSE

         Interest expense increased $12.4 million, or 382.5%, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 due to $611.6 million of debt incurred in connection with the acquisitions of Century's Alaska properties and ATU.

         OTHER INCOME (EXPENSE)

         Other income (expense) for the three months ended September 30, 1999 consists primarily of non-recurring income and expenses ancillary to telephone operations and losses in minority interests. The change in Other income (expense) was not material as compared to the three months ended September 30, 1998.

         NET INCOME

         The decrease in net income is primarily a result of the factors discussed above and, in particular, the increase in operating expense as a percentage of sales and the increase in interest expense.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         The following unaudited table summarizes our combined operations for the nine-month periods ended September 30, 1999 and September 30, 1998. For the nine months ended September 30, 1999, the summary information represents the combined historical results of Century's Alaska properties and ATU from January 1, 1999 through acquisition on May 14, 1999 and our consolidated operating results for the period from May 15, 1999 to September 30, 1999. For the nine months ended September 30, 1998, the summary information represents the historical combined operating results of Century's Alaska properties and ATU for that nine-month period.



                                                                                                NINE MONTHS
                                                                                           ENDED SEPTEMBER 30
                                                                                         ----------------------
                                                                                            1999          1998
                                                                                         ---------      -------
                                                                                              (IN THOUSANDS)

OPERATING REVENUES:
Local telephone.......................................................................      $187,473     $180,284
Cellular..............................................................................        25,943       23,210
Long distance.........................................................................         7,930        4,543
                                                                                              ------      -------
      Total operating revenues........................................................       221,346      208,037
OPERATING EXPENSES:
Local telephone.......................................................................       120,037      107,855
Cellular..............................................................................        17,446       16,012
Long distance.........................................................................         9,932        7,135
Depreciation and amortization.........................................................        44,516       40,099
                                                                                             -------      -------
      Total operating expenses........................................................       191,931      171,101
                                                                                             -------      -------
Operating income......................................................................        29,415       36,936
Interest expense......................................................................      (28,058)      (9,804)
Interest income.......................................................................         1,902        3,530
Other income (expense)................................................................       (1,078)        (843)
                                                                                             -------      - -----
Income before taxes...................................................................         2,181       29,819
Income taxes..........................................................................         3,770        7,436
                                                                                               -----        -----
Net income (loss).....................................................................       $(1,589)       22,383
                                                                                              =======       ======


         OPERATING REVENUES

         Operating revenues increased $13.3 million, or 6.4%, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Local service, cellular and long distance revenues all increased as compared to the prior nine-month period.

 LOCAL TELEPHONE

         The following table summarizes each component of the Company local telephone revenues for the nine months ended September 30, 1999 and 1998:


                                                               Nine Months Ended
                                                                 September 30,
                                                     ----------------------------------
                                                             1999                 1998
                                                     ---------------      -------------
          Local service                              $      71,248        $      67,047
          Network access                                    77,706               72,480
          Other                                             38,519               40,757
                                                     ---------------      ---------------
            Total local telephone                    $     187,473        $     180,284
                                                     ===============      ===============


         Local telephone revenues increased $7.2 million for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. For the nine months ended September 30, 1998, other local telephone revenue includes $2.2 million resulting from a change in accounting estimate to 1997 and prior revenue accruals. As adjusted for the $2.2 million of 1997 and prior revenue recorded in the third quarter of 1998, local telephone revenue increased 5.3% for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This increase in local telephone revenues, as adjusted, is explained by an increase in access lines in service at September 30, 1998 of 7.8% over access lines in service at September 30, 1998 offset by flat performance in other telephone revenues, as adjusted, from period to period.

 CELLULAR

         Cellular revenues increased $2.7 million, or 11.8%, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, as cellular customers increased 11.9%.

 LONG DISTANCE

         Long distance revenues increased $3.4 million, or 74.6%, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 due to a 98.8% increase in long distance minutes of use.

         OPERATING EXPENSES

         Operating expenses increased $20.8 million, or 12.2%, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Operating expenses increased to 86.7% of revenues for the nine months ended September 30, 1999 as compared to 82.2% of revenues for the nine months ended September 30, 1998. Adjusted for one-time and transaction related costs associated with our acquisitions of PTI properties and ATU of approximately $7.7 operating expenses would have been 83.2% of revenues for the nine months ended September 30, 1999.

LOCAL TELEPHONE

         Local telephone expenses increased $12.2 million, or 11.3%, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Plant expense, customer service expense and corporate operations represent $10.9 million of the $12.2 million increase. All three expense categories included one-time costs as described in the preceding paragraph. Without these non-recurring expenses, local telephone expense would have been $112.3 million which represents a 4.2% increase as compared to the nine months ended September 30, 1998. The increase in customer service expense includes marketing and sales expense which increased as the Company responded to competition in the local market.

 CELLULAR

         Cellular expenses increased $1.4 million, or 9.0%, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, primarily due to the increased costs of supporting a larger customer base combined with the marketing expenses associated with customer sales and retention. Increased corporate expense was also a significant component of the increase.

 LONG DISTANCE

         Long distance increased by $2.8 million, or 39.2%, but decreased as a percentage of sales as long distance operations benefited from economies of scale, particularly in general and administrative expenses.

 DEPRECIATION AND AMORTIZATION

         The increase of $4.4 million, or 11.0%, was due to increases in plant in service for the nine months ended September 30, 1999 and amortization of additional goodwill from May 14, 1999 to September 30, 1999.

         INTEREST EXPENSE

         Interest expense increased $18.3 million, or 186.2%, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 due to $611.6 million of debt incurred in connection with the acquisitions of Century's Alaska properties and ATU.

         OTHER INCOME (EXPENSE)

         Other income (expense) for the nine months ended September 30, 1999 consists primarily of non-recurring income and expenses ancillary to telephone operations and losses in minority interests. Ancillary income and expense, net was approximately $0.4 million and loss in minority interests was approximately $1.5 million. This was a 27.9% increase in net expense as compared to the nine months ended September 30, 1998 and is primarily attributable to a greater loss in minority interests for the current nine-month period.

         NET INCOME

         The decrease in net income is primarily a result of the factors discussed above and, in particular, the increase in operating expense as a percentage of sales and the increase in interest expense.

YEAR 2000

         Some of our older computer programs identify years with two digits instead of four. This may cause problems because these programs may recognize the year 2000 as the year 1900. These problems could result in a system failure or miscalculations disrupting operations, including a temporary inability to process transactions, send invoices or engage in similar, normal business activities. In addition, we face the risk that suppliers of products, services and systems purchased by us do not have business systems or products that comply with the year 2000 requirements.

         While we believe that the conversions or installations of replacement systems will proceed smoothly, we cannot assure you that there will not be interruptions or failures in our systems or in the systems of our suppliers. The telecommunications industry is highly susceptible to the year 2000 issue. Should the year 2000 issue cause problems across our infrastructure, service could be interrupted. These events, if they occur, could materially adversely affect our financial condition and results of operations.

         In order to understand our vulnerability to the year 2000 issue, we conducted a comprehensive systems assessment of our year 2000 compliance during the process of evaluating the acquisitions of Century's Alaska properties and ATU. Many of our systems have also been represented by the respective vendors of these systems to be year 2000 compliant, and both Century's Alaska properties and ATU have initiatives in progress that we believe will address all outstanding year 2000 issues.

         As of January 1, 1999, ATU completed its installation of an integrated financial and accounting system. On March 12, 1999, ATU completed its installation of Saville, a state-of-the-art customer care and billing system. MACtel and ATU Long Distance will continue to operate their existing financial management and billing systems. With respect to carrier access billing, ATU has completed the transition to Century's Alaska properties' existing systems. Each of the foregoing systems has been represented by the vendor to be year 2000 compliant.

         We have recently converted Century's Alaska properties' customer care and billing systems to ATU's Saville platform. Century's Alaska properties recently completed their installation of Platinum, an integrated financial and accounting application. Facilities management and repair support systems for Century's Alaska properties have also transitioned to ATU platforms, which have been represented by the vendors as year 2000 compliant.

         Since January 1, 1999, ATU and PTI have spent approximately $22.3 million to upgrade and maintain its information technology systems to make them year 2000 compliant. Additional costs required in order to make our information technology systems year 2000 compliant by the end of December 1999 are not expected to be material.

         Upgrades required to make ATU's network equipment year 2000 compliant are mostly complete, with remaining upgrades expected to be finished by mid-November 1999. All of ATU's central office switches have been upgraded to year 2000 certified release levels. Upgrades required to make Century's Alaska properties' network equipment year 2000 compliant are mostly complete with remaining upgrades expected to be finished by mid-November 1999. All of Century's Alaska properties' central office switches have been upgraded to year 2000 certified release levels.

         Upgrades required to Mactel's and Century's Alaska properties' company's switching networks are mostly complete with remaining upgrades schedules to be completed by our third party switching vendor by mid-December.

         Given the progress made to date, we do not anticipate delays in finalizing and implementing year 2000 readiness solutions by December 1999. We cannot accurately estimate the uncertainty of completing our year 2000 readiness plan, particularly as it relates to any failure by third parties that have material relationships with us and fail to achieve their own year 2000 readiness. We have in the past and will continue to obtain assurances from third parties that their systems are or will be year 2000 compliant no later than the end of December 1999. Any failures by these third parties to appropriately address their own year 2000 readiness challenges could materially adversely affect our financial condition and results of operations.

         We believe that the following several situations make up our most reasonably likely worst case scenario:

 FAILURE OF ELECTRICAL POWER SUPPLIES. Although most of our major switching and information systems have emergency standby power supplies, in the event of long-term power disruption we may be required to shut down our switching and computer equipment. We believe the larger electrical utilities that provide service to us are pursuing year 2000 readiness strategies. However, electric utilities serving smaller rural communities may be particularly exposed to year 2000 readiness issues.

 DISRUPTION OF SWITCHING AND INFORMATION TECHNOLOGY INFRASTRUCTURE. The most significant risks related to our switching and information technology systems are:

            - the inability of our customers to make and receive calls,

            - the inability of our cell sites, switching centers and other interfaces to process and record call details of local telephone, long distance and cellular traffic accurately and

            - the inability of our billing systems to report and bill customers for phone usage accurately.

         We believe that we have adequately addressed each of these risks in our year 2000 readiness plan.

 INABILITY OF LARGE CUSTOMERS TO PAY INVOICES. Our largest customers are interexchange carriers that are customers, vendors and competitors in some of our markets. If interexchange carriers experience year 2000 readiness problems, we may experience delays in collection of outstanding receivables and a decrease in the cash available to fulfill our obligations.

         We are developing contingency plans for potential year 2000 disruptions. We are closely monitoring our year 2000 readiness plan and have developed preliminary contingency plans for the most critical aspects of our year 2000 readiness plan. Details of these plans will be further developed and will depend on our final assessment of the relevant situation and potential alternative strategies.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our operations primarily from the sale of stock, debt financing and operations. The nine months ended September 30, 1999 include operations from acquired telephone operations for the period from May 15, 1999 to September 30, 1999. For this period, our cash flows from operating activities were $19.2 million. Significant cashflows from the issuance of debt and stock were used for the acquisitions of Century's Alaska properties and ATU and, to a lesser extent, for capital expenditures. At September 30, 1999, we had approximately $6.5 million in working capital, including approximately $1.6 million in cash and cash equivalents. We also have $59.0 million of remaining capacity under the $75.0 million revolving credit facility as of November 12, 1999.

         Our initial debt borrowings and equity contributions were sufficient to fund the consummation of the acquisitions of Century's Alaska properties and ATU and the purchase of fiber capacity. On May 14, 1999 Alaska Communications Systems Holdings entered into a $435.0 million credit agreement and issued $150.0 million aggregate principal amount of senior subordinated notes in a private placement, and we issued senior discount debentures and warrants for $25.0 million in gross proceeds in a private placement, and received an equity capital infusion in the amount of $121.2 million. As a result of the financing for these acquisitions, as of September 30, 1999 we had $615.4 million of long-term debt. Interest payments on borrowings under the senior credit facility, our senior discount debentures and the senior subordinated notes, as well as amortization of borrowings under the senior credit facility, represent significant obligations of ours and Alaska Communications Systems Holdings. Interest on our senior discount debentures and the senior subordinated notes is payable semiannually. Interest on borrowings under the senior credit facility is payable quarterly, and the senior credit facility requires annual principal payments commencing on May 14, 2002.

         The local telephone network requires the timely maintenance of plant and infrastructure. Our local network is of high quality and is technically advanced and will have relatively predictable annual capital needs. Our historical capital expenditures have been significant. The construction and geographic expansion of our cellular network required a substantial amount of capital. The implementation of our long distance and interexchange network strategy is also capital intensive. We recently purchased fiber capacity for $19.5 million, which was funded with monies borrowed to finance the acquisitions of Century's Alaska properties and ATU. This purchase will enable us to use our own leased facilities in developing our business. We also have agreed to purchase additional fiber capacity for $19.5 million in the second quarter of 2001. In addition to the purchase of fiber capacity, we anticipate, subject to effectiveness of an amendment to the credit agreement, entered into on October 19, 1999, that will become effective upon receipt of at least $140.0 million in gross proceeds from the currently contempleted initial public offering of our common stock, total capital expenditures of approximately $28.2 million for the remainder of 1999, and approximately $90.0 million in 2000, which we expect to fund through internally generated cash flow, a portion of the net proceeds from the offering and additional borrowings under our revolving credit facility. If we are unable to amend our credit agreement as expected, we anticipate capital expenditures of $18.8 million for the remainder of 1999 and of approximately $70 million in 2000.

         Our capital requirements may change, however, due to, among other things:

         - the availability of additional fiber capacity,

         - our decision to pursue specific acquisition opportunities,

         - changes in technology,

         - the effects of competition or

         - changes in our business strategy.

         Any of these changes could require additional financing that might not be available or, if available, might not be on terms favorable to us. Our ability to satisfy our capital requirements will be dependent upon our future financial performance, which is, in turn, subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

         Subsequent to the acquisition of ATU and Century's Alaska properties, we have sold 1,746,402 shares of our common Stock including 1,624,907 shares to Cook Inlet Region, Inc. for $10.0 million in cash. Proceeds of the stock sales were subsequently contributed to Alaska Communications Systems Holdings as additional equity capital. In connection with Cook Inlet's investment, it became a party to the stockholders' agreement, which is described under "Management - Stockholders' Agreement" in the Company's recent filing on form S-1.

         On July 24, 1999 we entered into a hedging transaction which fixed at 5.99% the underlying variable rate on one-half of the borrowings under the senior credit facility, or $217.5 million, for a three-year period.

         On September 30, 1999, we acquired an additional one-third interest in Alaska Choice Television for $1.9 million, increasing our ownership to a two-thirds majority interest. On October 6, 1999, we entered into an agreement to acquire the remaining one-third interest and expect that the acquisition will be completed by year-end 1999.

         We believe that we will have sufficient working capital provided by operations and borrowings under our existing revolving credit facility to fund our operations and capital expenditures over the next 12 months.

EFFECT OF NEW ACCOUNTING STANDARDS

         SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued in June 1998. SFAS No. 133 establishes standards for the recognition and measurement of derivatives and hedging activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. We are currently analyzing the impact SFAS No. 133 will have on our financial statements.

                                     PART II

                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

Litigation

The Company periodically becomes involved in litigation, regulatory process and other legal proceedings (formal and informal) that arise in the ordinary course of its business. While the ultimate outcome of such matters cannot be predicted with certainty, management believes that the results of such current proceedings will not have a material adverse effect on the financial results of the Company, taken as a whole.

Regulatory Appeal

In response to prior petitions of the Company for reconsideration, the Regulatory Commission of Alaska (RCA) on October 11, 1999 issued an order terminating the rural exemptions of Telephone Utilities of Alaska, Inc., Telephone Utilities of the Northland, Inc., and PTI Communications, Inc., with respect to defined study areas of those companies. Subsequently, on October 26, 1999, the RCA dismissed petitions of those companies seeking to establish open competitive markets in Fairbanks and Juneau, Alaska, through tariffed interconnection terms and conditions also filed with the RCA. On November 10, 1999, the Company filed a formal appeal of the RCA's order terminating the rural exemption in state Superior Court. On November 12, 1999, the Company filed a parallel appeal in state Superior Court of the RCA's order dismissing its petitions for tariffed interconnection. Although it believes the appeals well-founded, the Company cannot predict the timing and outcome of this litigation with any certainty.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

              ( c ) The following is a summary of the transactions by the Registrant during the three months ended September 30, 1999 involving sales of the Registrant's securities that were not registered under the Securities Act:

          1. Pursuant to a Stock Subscription Agreement, dated as of July 9, 1999, by and between the Registrant and Cook Inlet Region, Inc. ("CIRI"), CIRI purchased 1,624,907 shares of Common Stock for $10 million in cash.
          2. Pursuant to a Stock Subscription Agreement, dated as of July 6, 1999, by and between the Registrant and Donn T. Wonnell, Mr.Wonnell purchased 16,249 shares of Common Stock for $100,000 in cash.
          3. On September 27, 1999, John Ayers purchased 16,249 shares of Common Stock for $100,000 in cash.
          4. The Registrant granted 50,000 shares of Common Stock to Donn T. Wonnell on July 31, 1999. In connection with this grant, Mr. Wonnell borrowed approximately 40% of the fair market value of this grant on a non-recourse basis to pay taxes on the income deemed received by virtue of such grant.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.  NONE.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.  NONE.

ITEM 5.       OTHER INFORMATION.  NONE.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  EXHIBITS:

 EXHIBIT
  NUMBER    EXHIBIT TITLE
--------    -------------

      2.1   Purchase Agreement, dated as of August 14, 1998, as amended, by and among ALEC Acquisition Sub Corp., CenturyTel of the Northwest, Inc.
            and CenturyTel Wireless, Inc.**
      2.2   Asset Purchase Agreement, dated as of October 20, 1998, by and between Alaska Communications Systems, Inc. and the Municipality of
            Anchorage**
      3.1   Certificate of Incorporation of the Registrant**
      3.2   By-Laws of the Registrant**
      4.2   Stockholders' Agreement, dated as of May 14, 1999, by and among the
            Registrant and the Investors listed on the signature pages thereto**
      4.3   First Amendment to Stockholders' Agreement, dated as of July 6,
            1999, by and among the Registrant and the Investors listed on the signature pages thereto**
      4.4   Indenture, dated as of May 14, 1999, by and between Alaska
            Communications Systems Holdings, Inc., the Guarantors (as defined therein) and IBJ Whitehall Bank & Trust Company**
      4.5   Purchase Agreement, dated as of May 11, 1999, by and among Alaska
            Communications Systems Holdings, Inc., the Guarantors, Chase
            Securities Inc., CIBC World Markets Corp. and Credit Suisse First
            Boston Corporation**
      4.6   Indenture, dated as of May 14, 1999, by and between the Registrant and The Bank of New York**
      4.7   First amendment, dated as of October 29, 1999, to indenture listed as exhibit No. 4.6 *
      4.8   Purchase Agreement, dated as of May 11, 1999, by and among the
            Registrant, DLJ Investment Partners, L.P., DLJ Investment Funding,
            Inc. and DLJ ESC II, L.P.**
     10.1   Exchange and Registration Rights Agreement, dated as of May 14,1999, by and among Alaska Communications Systems Holdings, Inc., the
            Guarantors, Chase Securities Inc., CIBC World Markets Corp. and
            Credit Suisse First Boston Corporation**
     10.2   Exchange and Registration Rights Agreement, dated as of May 14,
            1999, by and among the Registrant, DLJ Investment Partners, L.P.,
            DLJ Investment Funding, Inc. and DLJ ESC II L.P.**
     10.3   Credit Agreement, dated as of May 14, 1999, by and among Alaska
            Communications Systems Holdings, Inc., the Registrant, the financial institutions Lenders party thereto, The Chase Manhattan Bank, Credit
            Suisse First Boston and Canadian Imperial Bank of Commerce**
     10.4   Amendment No.1, dated as of October 19, 1999, to credit agreement listed as exhibit No. 10.3. *
     10.5   Employment Agreement, dated as of March 12, 1999, by and among
            Alaska Communications Systems Holdings, Inc., the Registrant and
            Charles E. Robinson**
     10.6   Employment Agreement, dated as of March 12, 1999, by and among
            Alaska Communications Systems Holdings, Inc., the Registrant and
            Wesley E. Carson**
     10.7   ALEC Holdings, Inc. 1999 Stock Incentive Plan**
     21.1   Subsidiaries of the Registrant**
     27.1   Financial Data Schedule
     ----   -------------------------
          * Filed as an exhibit to the Registrant's Form 8-K filed on November
            5, 1999.
         ** Filed as an exhibit to the Registrant's Registration Statement on
            Form S-4, File No. 333-82361

            (b)    REPORTS ON FORM 8-K:

            No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: November 15, 1999               ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.



                                             /S/  MICHAEL E. HOLMSTROM
                                             ------------------------
                                             Michael E. Holmstrom
                                             Senior Vice President and
                                             Chief Financial Officer
                                             signing both in his capacity as
                                             Senior Vice President on behalf of
                                             the Registrant and as Chief
                                             Financial Officer of the Registrant