Form 10-Q
period 2000-03-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2000-05-03
CIK 1089511

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________


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

                510 L STREET, SUITE 500, ANCHORAGE, ALASKA 99501
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

        YES    [ ]           NO    [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK,
                      AS OF APRIL 28, 2000 WAS 32,741,649 .

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

================================================================================

                                TABLE OF CONTENTS


                                                                                         PAGE
PART I.        FINANCIAL INFORMATION                                                    NUMBER
                                                                                        ------
Item 1.        Financial Statements:

               Consolidated Balance Sheets
               As of March 31, 2000 and December 31, 1999 (unaudited) .......................3

               Consolidated Statement of Operations
               For the Three Months Ended March 31, 2000 (unaudited).........................4

               Consolidated Statement of Stockholders' Equity
               For the Three Months Ended March 31, 2000 (unaudited).........................5

               Consolidated Statement of Cash Flows
               For the Three Months Ended March 31, 2000 (unaudited).........................6

               Notes to Consolidated Financial Statements (unaudited)........................7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations................................10

Item 3.        Quantitative and Qualitative Disclosures
               About Market Risk............................................................15

PART II.       OTHER INFORMATION

Item 1         Legal Proceedings............................................................16

Item 2         Changes in Securities and Use of Proceeds....................................16

Item 3         Defaults upon Senior Securities..............................................16

Item 4         Submission of Matters to a Vote of Security Holders..........................16

Item 5         Other Information; Risk Factors..............................................17

Item 6.        Exhibits and Reports on Form 8-K.............................................17

SIGNATURE...................................................................................18

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
               (Unaudited, in Thousands Except Per Share Amounts)


                                                                                       As of           As of
                                                                                     March 31,      December 31,
                                    ASSETS                                             2000            1999
                                                                                     ---------      ------------
Current assets:
    Cash and cash equivalents                                                        $  86,747       $ 101,994
    Accounts receivable-trade, net of allowance of $6,210 and $5,203                    52,886          49,323
    Materials and supplies                                                               6,059           5,923
    Prepayments and other current assets                                                 3,398           4,327
                                                                                     ---------       ---------
       Total current assets                                                            149,090         161,567


Property, plant and equipment                                                          916,424         902,131
Less:  accumulated depreciation                                                        466,205         452,304
                                                                                     ---------       ---------
    Property, plant and equipment, net                                                 450,219         449,827

Goodwill, net of accumulated amortization of $4,595 and $4,243                         250,698         250,346
Investments                                                                              1,531           1,673
Other assets                                                                            70,927          71,030
                                                                                     ---------       ---------
Total assets                                                                         $ 922,465       $ 934,443
                                                                                     =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                    4,839           4,845
    Accounts payable-trade                                                              19,162          30,688
    Accounts payable-affiliates                                                            300             610
    Advance billings and customer deposits                                               6,997           7,521
    Accrued and other current liabilities                                               23,382          21,280
                                                                                     ---------       ---------
       Total current liabilities                                                        54,680          64,944

Long-term debt, net of current portion                                                 611,449         607,911
Unamortized investment tax credits                                                         286             394
Other deferred credits and long-term liabilities                                        10,792          13,226
Commitments and contingencies                                                               --              --

Stockholders' equity:
    Preferred stock, no par, 5,000 authorized, no shares issued and outstanding             --              --
    Common stock, $.01 par value; 145,000 shares authorized, 32,717
       and 32,657 shares issued and outstanding                                            327             327
    Paid in capital in excess of par value                                             273,547         273,119
    Accumulated deficit                                                                (28,616)        (25,478)
                                                                                     ---------       ---------
       Total stockholders' equity                                                      245,258         247,968
                                                                                     ---------       ---------
Total liabilities and stockholders' equity                                           $ 922,465       $ 934,443
                                                                                     =========       =========


                 See Notes to Consolidated Financial Statements

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2000

               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


Operating revenues:
     Local telephone:
         Local network service                           $ 24,511
         Network access revenue                            28,964
         Directory advertising                              6,593
         Deregulated and other revenue                      4,392
                                                         --------
     Total local telephone                                 64,460
     Cellular                                               8,636
     Interexchange network, data services and other         5,228
                                                         --------
         Total operating revenues                          78,324

Operating expenses:
     Local telephone                                       37,467
     Cellular                                               6,084
     Interexchange network, data services and other         6,418
     Depreciation and amortization                         17,126
                                                         --------
         Total operating expenses                          67,095
                                                         --------

Operating income                                           11,229

Other income and expense:
     Interest expense                                     (15,902)
     Interest income and other                              1,562
     Equity in earnings (loss) of investments                (142)
                                                         --------
         Total other income and expense                   (14,482)
                                                         --------

Loss before income taxes                                   (3,253)

Income tax benefit                                            115
                                                         --------

Net loss                                                 $ (3,138)
                                                         ========

Net loss per share - basic and diluted                   $  (0.10)
                                                         ========
Weighted average shares outstanding                        32,696
                                                         ========


                 See Notes to Consolidated Financial Statements

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2000
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  PAID IN
                                                 CAPITAL IN
                                    COMMON        EXCESS OF       ACCUMULATED     STOCKHOLDERS'
                                    STOCK            PAR            DEFICIT          EQUITY
                                  ----------     -----------      -----------     -------------
Balance, December 31, 1999        $      327      $  273,119      $  (25,478)      $  247,968

Issuance of 59,706 shares of
 common stock, $.01 par                   --             428              --              428

Net loss                                  --              --          (3,138)          (3,138)
                                  ----------      ----------      ----------       ----------

Balance, March 31, 2000           $      327      $  273,547      $  (28,616)      $  245,258
                                  ==========      ==========      ==========       ==========


                 See Notes to Consolidated Financial Statements

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2000
                            (UNAUDITED, IN THOUSANDS)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $  (3,138)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                      17,126
     Amortization of debt issuance costs                                                 1,138
     Investment tax credits                                                               (108)
     Other deferred credits                                                             (1,105)
     Capitalized interest                                                                  (29)
     Changes in components of working capital:
       Accounts receivable and other current assets                                     (2,787)
       Accounts payable and other current liabilities                                  (10,258)
       Other                                                                            (1,074)
                                                                                     ---------
Net cash used by operating activities                                                     (235)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction and capital expenditures, net of capitalized interest                     (13,012)
Cost of acquisitions, net of cash received                                                (792)
                                                                                     ---------
Net cash used by investing activities                                                  (13,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt                                                              (1,636)
Issuance of common stock and warrants                                                      428
                                                                                     ---------
Net cash used by financing activities                                                   (1,208)

Decrease in cash                                                                       (15,247)
Cash and cash equivalents at beginning of the period                                   101,994
                                                                                     ---------
Cash and cash equivalents at the end of the period                                   $  86,747
                                                                                     =========

SUPPLEMENTAL CASH FLOW DATA:
Interest paid                                                                        $  10,741
Income taxes paid                                                                           --

SUPPLEMENTAL NONCASH TRANSACTIONS:
Property acquired under capital lease                                                    2,918
Note payable in connection with acquisition                                              2,250



                 See Notes to Consolidated Financial Statements

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1.  DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Alaska Communications Systems Group, Inc. and Subsidiaries (the "Company" or "ACS Group") (formerly ALEC Holdings, Inc.), a Delaware corporation, is engaged principally in providing local telephone, wireless, and interexchange network and data services to its customers in the State of Alaska through its telecommunications subsidiaries. The Company was formed in October of 1998 for the purpose of acquiring and operating telecommunications properties.

        The financial statements for the Company represent the consolidated financial position, results of operations and cash flows of the following entities:

        -   Alaska Communications Systems Group, Inc.

        -   Alaska Communications Systems Holdings, Inc.

        -   Telephone Utilities of Alaska, Inc. ("TUA")

        -   Telephone Utilities of the Northland, Inc. ("TUNI")

        -   PTI Communications of Alaska, Inc. ("PTIC")

        - Alaska Communications Systems, Inc. ("ACS") (formerly Anchorage Telephone Utility)

        -   ACS Wireless, Inc. (formerly MACtel Inc.)

        -   ATU Long Distance, Inc. ("ATULD")

        -   Alaskan Choice Television, LLC ("ACTV")

        -   ACS Internet, Inc. (formerly PTINet, Inc.)

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however the Company believes the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in the Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

        In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, consolidated results of operations, and cash flow for all periods presented. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.

2.      STOCK INCENTIVE PLANS

        Under various plans through the Compensation Committee of the board of directors, ACS Group may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At March 31, 2000, ACS Group has reserved a total of 6,060 shares of authorized common stock for issuance under the various plans. In general, options under the plans vest ratably over three, four or five years and the plans terminate in approximately 10 years.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                        THREE MONTHS ENDED MARCH 31, 2000
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


2.  STOCK INCENTIVE PLANS (CONTINUED)

ALEC Holdings, Inc. 1999 Stock Incentive Plan

        The Company has reserved 3,410 shares under this plan, which was adopted in connection with the completion of the acquisition of TUA, TUNI, PTIC, ACS, ATULD and MACtel, Inc. on May 14, 1999. At March 31, 2000, 3,423 options have been granted under the Plan at an exercise price of $6.1542 per share, generally vesting ratably over five years or after nine years subject to acceleration upon the attainment of certain performance goals. Of the options granted under the plan, 233 have been exercised, and 90 have been forfeited upon termination of the grantee. At March 31, 2000 3,100 options are outstanding. The plan allows forfeited options to be reissued and 77 remain available for grant under the plan. The plan will terminate on May 14, 2009.

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

        This plan was adopted by the Company in November 1999 in connection with its initial public offering. The Company has reserved 1,500 shares under this plan. At March 31, 2000, 887 options have been granted under the plan and 613 shares are available for grant under the plan. The term of options granted under the plan may not exceed 10 years. Unless otherwise determined by the Compensation Committee, options will vest ratably on each of the first four anniversaries after the grant date and will have an exercise price equal to the fair market value of the common stock on the date of grant.

        On February 9, 2000, the Board of Directors approved the grant of options under the plan to purchase 887 shares to certain members of management at an exercise price of $14.1354 per share, generally vesting over four years ratably.

Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

        The non-employee director stock compensation plan was adopted by the Company in connection with its initial public offering. The Company has reserved 150 shares under this plan. At March 31, 2000, 139 shares are available for grant under the plan. Directors are required to receive not less than 25% of their annual retainer and meeting fees in the form of the Company's stock, and may elect to receive up to 100% of director's compensation in the form of stock. During January of 2000, eight shares under the plan were awarded to a director. At March 31, 2000, three shares under the plan were awarded to directors, of which two were elected to be deferred until termination of service by the directors.

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

        This plan was also adopted in connection with the Company's initial public offering in November 1999. At March 31, 2000 1,000 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code. No shares have been issued under this plan as of March 31, 2000.


3.  BUSINESS SEGMENTS

        The Company has two reportable segments: (1) local telephone, which provides landline telecommunications services, and consists of local telephone service, network access, directory advertising, deregulated and other revenues; and (2) cellular, which provides wireless telecommunications service. Each reportable segment is a strategic business under separate management and offering different services than those offered by the other segments. The Company has aggregated its interexchange network, data services and wireless cable television segments into "All Other" below. The Company also incurs interest expense,

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                        THREE MONTHS ENDED MARCH 31, 2000
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


3.  BUSINESS SEGMENTS (CONTINUED)

interest income, equity in earnings (loss) of minority investments and other non operating income and expense at the corporate level which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non operating income and expense items are provided in the accompanying table under the caption "All Other" in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at either the Company or ACS Holdings, Inc. and are allocated below based on operating revenues. The accounting policies of the segments are the same as those in the summary of significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

        The following table illustrates selected financial data for each segment for the three months ended March 31, 2000.

                                     LOCAL
                                   TELEPHONE      CELLULAR       ALL OTHER        TOTAL
                                   ---------      ---------      ---------      ---------
Operating revenues                 $  64,460      $   8,636      $   5,228      $  78,324
Depreciation and amortization         13,776          1,129          2,221         17,126
Operating income (loss)               13,461          1,423         (3,655)        11,229
Interest expense                        (287)            (2)       (15,613)       (15,902)
Interest income                           74             41          1,377          1,492
Income tax provision (benefit)         4,616            565         (5,296)          (115)
Net income (loss)                      8,637            906        (12,681)        (3,138)
Total assets                       $ 738,192      $ 117,068      $  67,205      $ 922,465
Capital expenditures               $   7,560      $   3,971      $   4,399      $  15,930

        Operating revenues disclosed above include intersegment operating revenues of $1,489 for local telephone, $206 for the cellular, and $1,295 for all other.

4.  RELATED PARTY TRANSACTIONS

        Fox Paine & Company, the majority stockholder, receives an annual management fee in the amount of 1% of the Company's net income before interest expense, interest income, income taxes, depreciation and amortization, and equity in earnings (losses) of minority investments, calculated without regard to the fee. The management fee expense for the three months ended March 31, 2000 is $324 of which $300 remains payable.

5.  COMMITMENTS AND CONTINGENCIES

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


INTRODUCTION

        On May 14, 1999, the Company acquired the incumbent providers of local telephone services in Anchorage, Juneau, Fairbanks and approximately 70 rural communities in Alaska, making it the largest provider of local telephone service in the state and the fifteenth largest provider of local exchange services in the United States. The Company also acquired on May 14, 1999 long distance operations primarily serving the Anchorage market and cellular and Internet services providing statewide coverage. On October 29, 1999, the Company changed its name from ALEC Holdings, Inc. to Alaska Communications Systems Group, Inc., and is in the process of unifying its state-wide branding under the ACS name.

        Prior to the completion of these acquisitions, ACS Group had no operations. Accordingly, the following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes included herein.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

        The following unaudited table summarizes ACS Group's consolidated operations for the three months ended March 31, 2000 and the combined operations for the three months ended March 31, 1999. For the three months ended March 31, 1999, the summary information represents the historical combined operating results of companies acquired on May 14, 1999 - prior to their ownership by ACS Group. Certain reclassifications have been made to the 1999 combined financial statements to conform to the current presentation of ACS Group's financial data.

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                         ---------------------------
                                                             2000             1999
                                                         CONSOLIDATED       COMBINED
                                                         ------------       --------
                                                                (in thousands)
Operating revenues
  Local telephone:
     Local network service                                 $ 24,511         $ 23,141
     Network access revenue                                  28,964           25,990
     Directory advertising                                    6,593            6,014
     Deregulated revenue and other                            4,392            4,643
                                                           --------         --------
  Total local telephone                                      64,460           59,788
  Cellular                                                    8,636            7,256
  Interexchange network, data services and other              5,228            4,074
                                                           --------         --------
        Total operating revenues                             78,324           71,118

Operating expenses
  Local telephone                                            37,467           34,910
  Cellular                                                    6,084            5,136
  Interexchange network, data services and other              6,418            4,447
  Depreciation and amortization                              17,126           16,801
                                                           --------         --------
     Total operating expenses                                67,095           61,294
                                                           --------         --------

Operating income                                             11,229            9,824

Other income and expense:
  Interest expense                                          (15,902)          (2,961)
  Interest and other income                                   1,562            1,184
  Equity in earnings (loss) of minority investments            (142)            (509)
                                                           --------         --------
     Total other income and expense                         (14,482)          (2,286)
                                                           --------         --------

Income (loss) before income taxes                            (3,253)           7,538
Income tax benefit (expense)                                    115           (2,709)
                                                           --------         --------
Net income (loss)                                          $ (3,138)        $  4,829
                                                           ========         ========

        OPERATING REVENUES

        Operating revenues increased $7.2 million, or 10.1% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Local telephone, cellular and interexchange network, data services and other revenues all increased compared to the prior three-month period.

        Local Telephone

        Local telephone revenues, which consist of local network service, network access revenue, directory advertising and deregulated and other revenues, increased $4.7 million, or 7.8%, for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

        The local service revenue component of local telephone revenues was $24.5 million during 2000 compared with $23.1 million during 1999 -- an increase of $1.4 million or 5.9% over the prior year. This increase corresponds with the growth in average total access lines in service of 6.0%, partially offset by increased market penetration of lower margin wholesale and unbundled network element lines as a component of access line growth in the Anchorage market. Although there can be no assurances, management believes that retail line losses to competition will be minimal in the future. ACS Group also experienced revenue increases in local service revenues from increased penetration of enhanced features such as call waiting, caller ID and call forwarding.

        Network access revenues increased by $3.0 million, or 11.4%, from $26.0 million in 1999 to $29.0 million in 2000. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls. The increase in telephone access revenues over the corresponding quarter of 1999 is due primarily to changes relating to cost allocation factors, rate base and expenses from period to period. Management expects that access revenues will grow at a lesser rate than access line growth for the foreseeable future.

        Directory advertising revenues increased by $0.6 million, or 9.6%, from $6.0 million in 1999 to $6.6 million in 2000. This growth corresponds with the growth in average access lines in service during 2000 over 1999 from 308,033 during 1999 to 326,422 during 2000, or an increase of 6.0%.

        Deregulated and other revenues, consists principally of billing and collection services, space and power rents, deregulated equipment sales, paystation revenues and other miscellaneous telephone revenues.

        Cellular

        Cellular revenues increased $1.4 million, or 19.0%, to $8.6 million for the three months ended March 31, 2000 compared to $7.3 million for the three months ended March 31, 1999. This growth in revenue is due to growth in average cellular subscribers to 72,669 during the quarter ended March 31, 2000 from 66,884 during 1999, or 8.6%, and an increase in average revenue per unit from $36.16 in 1999 to $39.61 in 2000.

        Interexchange Network, Data Services and Other

        Interexchange network, data services and other revenues include principally long distance, data transmission and Internet services revenues. These revenues increased from $4.1 million in 1999 to $5.2 million in 2000 -- an increase of $1.2 million, or 28.3%. This growth is principally due to an increase in long distance revenues from $2.6 million to $3.8 million caused by long distance minutes of use increasing from 16.9 million minutes to 19.0 million minutes for 1999 and 2000, respectively and increases in circuit rent revenues.

        OPERATING EXPENSES

        Operating expenses increased $5.8 million, or 9.5%, from $61.3 million for the three months ended March 31, 1999 to $67.1 million for the three months ended March 31, 2000. Operating expenses were 85.7% of revenues for the three months ended March 31, 2000 compared 86.2% of revenues for the three months ended March 31, 1999.

        Local Telephone

        The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expenses increased from $34.9 million for the three months ended March 31, 1999 to $37.5 million for the three months ended March 31, 2000 - an increase of $2.6 million, or 7.3%. Local telephone expense included significant investment in marketing of the unified ACS brand name, which was rolled out in the first quarter, and marketing expenses related to a successful campaign to increase ACS's penetration of enhanced features. As a percentage of revenue, local telephone expense decreased from 58.4% for 1999 to 58.1% for 2000.

        Cellular

        Cellular expenses increased $0.9 million, or 18.5%, for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Certain duplicate network costs were incurred in the first quarter during conversion to a fully digital network across the entire ACS cellular service area. Cellular expense was 70.8% of cellular revenues for 1999 and 70.4% of cellular revenues for 2000. Management expects that cellular expenses as a percentage of cellular revenue will continue to decline as cellular penetration and subscribers increase over time.

         Interexchange Network, Data Services and Other

        Interexchange network, data services and other expenses increased by $2.0 million, or 44.3%, and increased as a percentage of revenue from 109.2% in 1999 to 122.8% in 2000. The increase in interexchange network, data services and other was the result of additional circuit and other costs associated with developing the Company's statewide network and Internet infrastructure and increases in minutes of use for long distance as discussed above.

        DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expense increased $0.3 million, or 1.9%, due principally to increases in plant in service for the three months ended March 31, 2000 over the corresponding period of 1999.

        INTEREST EXPENSE

        Interest expense increased $12.9 million, or 437.0%, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to $611.6 million of debt incurred in connection with the acquisitions by ACS Group on May 14, 1999 of substantially all of its operations.

        INCOME TAXES

        ACS Group has fully reserved the income tax benefit resulting from the consolidated losses incurred since May 14, 1999 - the date of the acquisition of substantially all of its operations. Income taxes reflected in the combined financial statements are substantially those of the predecessor entities.

        NET INCOME

        The decrease in net income is primarily a result of the factors discussed above and, in particular, the increase in interest expense of $12.9 million as a result of the financing of the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

        ACS Group has satisfied its operational and capital cash requirements primarily through internally generated funds, the sale of stock and debt financing. At March 31 2000, the Company had approximately $94.4 million in working capital, including approximately $86.7 million in cash and cash equivalents. As of March 31, 2000 the Company had $75.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

        The Company has a $435.0 million credit agreement ("senior credit facility"), $150.0 million in senior subordinated notes and $17.3 million in senior discount debentures representing substantially all of the Company's long-term debt. As of March 31, 2000 the Company had $616.3 million of long-term debt. Interest on ACS Group's senior discount debentures and the senior subordinated notes is payable semiannually. Interest on borrowings under the senior credit facility is payable monthly, quarterly or semi-annually at the Company's option, and the senior credit facility requires annual principal payments commencing on May 14, 2002.

        The Company employs an interest rate hedge transaction which fixed at 5.99% the underlying variable rate on one-half of the borrowings under the senior credit facility, or $217.5 million, for a three-year period.

        The local telephone network requires the timely maintenance of plant and infrastructure. ACS Group's local network is of high quality and is technically advanced and will have relatively predictable annual capital needs. The Company's historical capital expenditures have been significant. The construction and geographic expansion of ACS Group's cellular network required a substantial amount of capital. The implementation of the Company's interexchange network and data services strategy is also capital intensive. The Company recently purchased fiber capacity for $19.5 million, which was funded with monies borrowed to finance the acquisition of substantially all of its operations. The Company also has agreed to purchase additional fiber capacity for $19.5 million in the second quarter of 2001. ACS Group anticipates total capital expenditures of approximately $92.0 million in 2000. Capital expenditures for the first three months of 2000 were $15.9 million, including a $2.9 million capital lease. The Company intends to fund these capital expenditures through internally generated cash flow, a portion of the net proceeds from the recent public offering and if necessary, through additional borrowings under the revolving credit facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has issued senior discount debentures, senior subordinated notes and has entered into a bank credit facility. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under the Company's bank credit facilities. The Company uses off-balance sheet derivative financial instruments, in particular an interest rate swap agreement, to partially hedge variable interest transactions. The Company's derivative financial instrument transaction has been entered into for non-trading purposes. The terms and characteristics of the derivative financial instruments are matched with the underlying on-balance sheet instrument or anticipated transactions and do not constitute speculative or leveraged positions independent of these exposures. There have been no material changes to the Company's outstanding debt instruments since December 31, 1999.

                                     PART II

                                OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

        The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

        The Company's incumbent local exchange carriers (ILECS) in the Anchorage, Fairbanks, and Juneau markets have received additional requests for interconnection under section 251 of the Telecommunications Act of 1996 ("1996 Act"), as well as requests for arbitration or to "pick and choose" provisions of existing interconnection agreements under section 252 of the 1996 Act. The Company expects that additional such requests will be received over time in the future as additional entities seek to enter these markets.

        On February 25, 2000, ALLTEL Publishing Corporation filed a complaint in the Alaska Superior Court directed against certain of the Company's subsidiaries and alleging breach of contract and other claims in connection with directory publishing agreements. The exact amount of damages sought was not specified, but appears to exceed $400,000. On March 21, 2000, the Company caused an answer and appropriate counterclaims to be filed, asserting, among other matters, breach of agreement, misrepresentation, and unjust enrichment. No date for trial of these issues has been established. While the outcome of this matter cannot be predicted with certainty, management does not anticipate such outcome to result in a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

        During 1999 ACS Group offered to the public 10,000,000 shares of its common stock. The effective date of the Company's registration statement (File #333-88753) filed on Form S-1 under the Securities Act of 1933, as amended, relating to ACS Group's initial public offering of common stock was November 17, 1999. Goldman, Sachs & Co., Donaldson, Lufkin and Jenrette, CIBC World Markets, Deutsche Banc Alex. Brown, and Hambrecht & Quist led the underwriting syndicate. The offering commenced on November 18, 1999 and closed on November 23, 1999, resulting in aggregate proceeds of $140.0 million. ACS Group's net proceeds from the offering were $127.9 million. Approximately $9.1 million of offering expenses was attributable to underwriting discounts. As of the April 26, 2000, $10.6 million of the proceeds was used to retire 35% of the Company's senior discount debentures, including a $1.3 million premium for early retirement, $25.0 million was used to repay outstanding obligations under the Company's senior revolving credit facility and $8.8 million was used to fund capital expenditures and operations. Unused proceeds of the offering are invested in institutional money market funds and investment grade corporate and U.S. Government securities. The Company has not made any specific expenditure plans with respect to the remaining proceeds of this offering. While the Company cannot specify with certainty the particular uses for such proceeds, ACS Group currently intends to use the remaining proceeds over time to fund capital expenditures, strategic investments and acquisitions, including acquisitions of access lines, and for general corporate purposes.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

         NONE.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         NONE.

ITEM 5.    OTHER INFORMATION.

        NONE.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS:


EXHIBIT NO.         DESCRIPTION
-----------         -----------
      27.1          Financial Data Schedule

(b) REPORTS ON FORM 8-K:

        No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: May 3, 2000                      ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.



                                       /s/  Michael E. Holmstrom
                                       -----------------------------------------
                                       Michael E. Holmstrom
                                       Senior Vice President and
                                       Chief Financial Officer
                                       signing both in his capacity as
                                       Senior Vice President on behalf of
                                       the Registrant and as Chief
                                       Financial Officer of the Registrant

                                 EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION
-----------      -----------

27.1             Financial Data Schedule