Form 10-Q
period 2000-06-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2000-08-02
CIK 1089511

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ___________________

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              ___________________

          DELAWARE                                          52-2126573
(STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                510 L STREET, SUITE 500, ANCHORAGE, ALASKA 99501
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (907) 297-3000
________________________________________________________________________________

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

        YES [ ]   NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, AS OF
                        JULY, 28, 2000 WAS 32,927,049.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

================================================================================

                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                    NUMBER
                                                                                    ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets
           As of June 30, 2000 and December 31, 1999 (unaudited) ........................3

           Consolidated Statements of Operations
           For the Three and Six Months Ended June 30, 2000 and 1999 (unaudited).........4

           Consolidated Statements of Stockholders' Equity
           For the Six Months Ended June 30, 2000 and 1999 (unaudited)...................5

           Consolidated Statements of Cash Flows
           For the Six Months Ended June 30, 2000 and 1999 (unaudited)...................6

           Notes to Consolidated Financial Statements (unaudited)........................7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations................................11

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk............................................................18

PART II.   OTHER INFORMATION

Item 1     Legal Proceedings............................................................19

Item 2     Changes in Securities and Use of Proceeds....................................20

Item 3     Defaults upon Senior Securities..............................................20

Item 4     Submission of Matters to a Vote of Security Holders..........................20

Item 5     Other Information............................................................20

Item 6.    Exhibits and Reports on Form 8-K.............................................20

SIGNATURE...............................................................................21

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
               (Unaudited, in Thousands Except Per Share Amounts)

                                                                           June 30,      December 31,
                                    ASSETS                                   2000            1999
                                                                          ---------      ------------
Current assets:
    Cash and cash equivalents                                             $  79,992       $ 101,994
    Accounts receivable-trade, net of allowance of $8,101 and $5,203         51,974          49,323
    Materials and supplies                                                    8,257           5,923
    Prepayments and other current assets                                      5,011           4,327
                                                                          ---------       ---------
       Total current assets                                                 145,234         161,567

Property, plant and equipment                                               927,818         902,131
Less:  accumulated depreciation                                             475,721         452,304
                                                                          ---------       ---------
    Property, plant and equipment, net                                      452,097         449,827

Goodwill, net of accumulated amortization of $7,920 and $4,243              262,038         250,346
Investments                                                                   1,520           1,673
Other assets                                                                 68,422          71,030
                                                                          ---------       ---------
Total assets                                                              $ 929,311       $ 934,443
                                                                          =========       =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                         4,752           4,845
    Accounts payable-trade                                                   26,483          31,212
    Accounts payable-affiliates                                                 550             610
    Advance billings and customer deposits                                    8,162           7,521
    Accrued and other current liabilities                                    20,382          20,756
                                                                          ---------       ---------
       Total current liabilities                                             60,329          64,944

Long-term debt, net of current portion                                      611,964         607,911
Unamortized investment tax credits                                              262             394
Other deferred credits and long-term liabilities                             12,732          13,226
Commitments and contingencies                                                    --              --

Stockholders' equity:
    Preferred stock, no par, 5,000 authorized, no shares
       issued and outstanding                                                    --              --
    Common stock, $.01 par value; 145,000 shares authorized,
       32,925 and 32,657 shares issued and outstanding                          329             327
    Paid in capital in excess of par value                                  275,007         273,119
    Accumulated deficit                                                     (31,312)        (25,478)
                                                                          ---------       ---------
       Total stockholders' equity                                           244,024         247,968
                                                                          ---------       ---------
Total liabilities and stockholders' equity                                $ 929,311       $ 934,443
                                                                          =========       =========

                 See Notes to Consolidated Financial Statements

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                   Three and
                                                     Three months   Six months     six months
                                                         ended        ended          ended
                                                        June 30,     June 30,       June 30,
                                                          2000         2000           1999
                                                     ------------   ----------     ----------
Operating revenues:
     Local telephone:
         Local network service                         $ 24,046     $  48,557     $ 12,175
         Network access revenue                          28,995        57,959       13,162
         Directory advertising                            8,263        14,856        3,451
         Deregulated and other revenue                    5,705        10,097        3,013
                                                       --------     ---------     --------
     Total local telephone                               67,009       131,469       31,801
     Cellular                                            10,079        18,710        4,567
     Interexchange network, data services and other       4,773         8,768        1,914
                                                       --------     ---------     --------
         Total operating revenues                        81,861       158,947       38,282

Operating expenses:
     Local telephone                                     38,450        75,917       21,984
     Cellular                                             6,289        11,771        2,992
     Interexchange network, data services and other       7,610        13,392        2,839
     Depreciation and amortization                       17,565        34,691        8,093
                                                       --------     ---------     --------
         Total operating expenses                        69,914       135,771       35,908
                                                       --------     ---------     --------

Operating income                                         11,947        23,176        2,374

Other income (expense):
     Interest expense                                   (15,933)      (31,835)      (7,852)
     Interest income and other                            1,282         2,844         (357)
     Equity in earnings (loss) of investments               (11)         (153)          89
                                                       --------     ---------     --------
         Total other expense                            (14,662)      (29,144)      (8,120)
                                                       --------     ---------     --------

Loss before income taxes                                 (2,715)       (5,968)      (5,746)

Income tax benefit                                           19           134           --
                                                       --------     ---------     --------

Net loss                                               $ (2,696)    $  (5,834)    $ (5,746)
                                                       ========     =========     ========

Net loss per share - basic and diluted                 $  (0.08)    $   (0.18)    $  (0.29)
                                                       ========     =========     ========
Weighted average shares outstanding                      32,793        32,745       20,083
                                                       ========     =========     ========

                 See Notes to Consolidated Financial Statements

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                 PAID IN
                                                CAPITAL IN
                                     COMMON     EXCESS OF    ACCUMULATED    STOCKHOLDERS'
                                      STOCK        PAR         DEFICIT         EQUITY
                                     ------     ----------   -----------    -------------
Balance, December 31, 1998             $ --      $     --      $     --       $      --

Issuance of  20,082,871 shares of
   common stock, $.01 par               201       123,393            --         123,594

Discount on warrants issued in
   conjunction with long-term debt       --         5,089            --           5,089

Net loss                                 --            --        (5,746)         (5,746)
                                       ----      --------      --------       ---------

Balance, June 30, 1999                 $201      $128,482      $ (5,746)      $ 122,937
                                       ====      ========      ========       =========

Balance, December 31, 1999             $327      $273,119      $(25,478)      $ 247,968

Issuance of  268,206 shares of
   common stock, $.01 par                 2         1,888            --           1,890

Net loss                                 --            --        (5,834)         (5,834)
                                       ----      --------      --------       ---------

Balance, June 30, 2000                 $329      $275,007      $(31,312)      $ 244,024
                                       ====      ========      ========       =========

                 See Notes to Consolidated Financial Statements

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                         -------------------------
                                                                            2000            1999
                                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $  (5,834)      $  (5,746)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                          34,691           8,093
     Amortization of debt issuance costs                                     2,275             589
     Investment tax credits                                                   (132)             --
     Other deferred credits                                                    835            (113)
     Capitalized interest                                                      (12)             --
     Changes in components of working capital:
       Accounts receivable and other current assets                         (9,147)          8,237
       Accounts payable and other current liabilities                       (8,812)          1,910
       Other                                                                  (320)            (55)
                                                                         ---------       ---------
Net cash provided by operating activities                                   13,544          12,915

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction and capital expenditures, net of capitalized interest         (28,574)        (27,231)
Cost of acquisitions, net of cash received                                  (5,598)       (690,207)
Other                                                                           --          (2,634)
                                                                         ---------       ---------
Net cash used by investing activities                                      (34,172)       (720,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term notes payable                                          --           8,700
Proceeds from the issuance of long-term debt, net of discounts                  --         612,411
Debt issuance costs                                                             --         (37,900)
Payments on long-term debt                                                  (3,264)             --
Issuance of common stock and warrants                                        1,890         127,965
                                                                         ---------       ---------
Net cash provided (used) by financing activities                            (1,374)        711,176

Increase (decrease) in cash                                                (22,002)          4,019
Cash and cash equivalents at beginning of the period                       101,994              --
                                                                         ---------       ---------
Cash and cash equivalents at the end of the period                       $  79,992       $   4,019
                                                                         =========       =========

SUPPLEMENTAL CASH FLOW DATA:
Interest paid                                                            $  29,647       $      --
Income taxes paid                                                               --              --

SUPPLEMENTAL NONCASH TRANSACTIONS:
Property acquired under capital lease                                        2,918              --
Note payable in connection with acquisition                                  2,250              --

                 See Notes to Consolidated Financial Statements

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1.    DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Alaska Communications Systems Group, Inc. and Subsidiaries (the "Company" or "ACS Group") a Delaware corporation, is engaged principally in providing local telephone, wireless, and interexchange network and data services to its customers in the State of Alaska through its telecommunications subsidiaries. The Company was formed in October of 1998 for the purpose of acquiring and operating telecommunications properties.

      The financial statements for the Company represent the consolidated financial position, results of operations and cash flows of the following entities:

      -  Alaska Communications Systems Group, Inc.

      -  Alaska Communications Systems Holdings, Inc.

      - ACS of Alaska, Inc. ("ACSA") (formerly Telephone Utilities of Alaska, Inc.)

      - ACS of the Northland, Inc. ("ACSN") (formerly Telephone Utilities of the Northland, Inc.)

      - ACS of Fairbanks, Inc. ("ACSF") (formerly PTI Communications of Alaska, Inc.)

      - Alaska Communications Systems, Inc. ("ACS") (formerly Anchorage Telephone Utility)

      -  ACS Wireless, Inc. ("ACSW") (formerly MACtel, Inc.)

      -  ACS Long Distance, Inc. ("ACSLD") (formerly ATU Long Distance, Inc.)

      - ACS Television, L.L.C. ("ACSTV") (formerly Alaskan Choice Television, L.L.C.)

      -  ACS Internet, Inc. (formerly PTINet, Inc.)

      -  Internet Alaska, Inc. ("IAI")

      The accompanying consolidated results of operations for the three and six months ended June 30, 1999 include the operations of the Company for the three and six months then ended and the operations of ACSA, ACSN, ACSF, ACS, ACSW and ACSLD for the period from May 15, 1999 through June 30, 1999. Prior to the acquisition of these acquired companies on May 14, 1999, the Company had no significant operations.

      On June 16, 2000, ACS Group acquired all outstanding shares of IAI, an Internet service provider to over 25,000 customers in Alaska.

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

      Reclassifications have been made to the 1999 financial statements to make them conform to the current presentation.

      Comprehensive income is equal to the net loss for the periods.

      In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, consolidated results of operations and cash flows for all periods presented. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2.    STOCK INCENTIVE PLANS

      Under various plans through the Compensation Committee of the board of directors, ACS Group may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At June 30, 2000, ACS Group has reserved a total of 6,060 shares of authorized common stock for issuance under the various plans. In general, options under the plans vest ratably over three, four or five years and the plans terminate in approximately 10 years.

ALEC Holdings, Inc. 1999 Stock Incentive Plan

      The Company has reserved 3,410 shares under this plan, which was adopted in connection with the completion of the acquisition of the acquired companies on May 14, 1999. At June 30, 2000, 3,423 options have been granted under the Plan at an exercise price of $6.1542 per share, generally vesting ratably over five years or after nine years subject to acceleration upon the attainment of certain performance goals. Of the options granted under the plan, 232 have been exercised and 266 have been forfeited upon termination of the grantee. At June 30, 2000 2,925 options are outstanding. The plan allows forfeited options to be reissued and 253 remain available for grant under the plan. The plan will terminate on May 14, 2009.

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

      This plan was adopted by the Company in November 1999 in connection with its initial public offering. The Company has reserved 1,500 shares under this plan. At June 30, 2000, 887 options have been granted, 15 have been forfeited under the plan and 628 shares are available for grant under the plan. The term of options granted under the plan may not exceed 10 years. Unless otherwise determined by the Compensation Committee, options will vest ratably on each of the first four anniversaries after the grant date and will have an exercise price equal to the fair market value of the common stock on the date of grant.

      On February 9, 2000, the Board of Directors approved the grant of options under the plan to purchase 887 shares to certain members of management at an exercise price of $14.1354 per share, generally vesting over four years ratably.

Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

      The non-employee director stock compensation plan was adopted by the Company in connection with its initial public offering. The Company has reserved 150 shares under this plan. At June 30, 2000, 15 shares have been awarded and 135 shares are available for grant under the plan. Directors are required to receive not less than 25% of their annual retainer and meeting fees in the form of the Company's stock, and may elect to receive up to 100% of director's compensation in the form of stock.

      During January of 2000, eight shares under the plan were awarded to a director. On March 31, 2000, three shares under the plan were awarded to directors, of which two were elected to be deferred until termination of service by the directors. On June 30, 2000, four shares under the plan were awarded to directors, of which three were elected to be deferred until termination of service by the directors.

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

      This plan was also adopted in connection with the Company's initial public offering in November 1999. On June 30, 2000, 65 shares were issued under the plan and 935 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


3.    BUSINESS SEGMENTS

      The Company has two reportable segments: (1) local telephone, which provides landline telecommunications services and consists of local telephone service, network access, directory advertising, deregulated and other revenues; and (2) cellular, which provides wireless telecommunications service. Each reportable segment is a strategic business under separate management and offering different services than those offered by the other segments. The Company has aggregated its interexchange network, data services and wireless cable television segments into "All Other" below. The Company also incurs interest expense, interest income, equity in earnings (losses) of minority investments and other nonoperating income and expense at the corporate level which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These nonoperating income and expense items are provided in the accompanying table under the caption "All Other" in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at either the Company or ACS Holdings, Inc. and are allocated below based on operating revenues. The accounting policies of the segments are the same as those in the summary of significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Intersegment revenues and expenses are eliminated between the nonregulated entities. Due to the regulated nature of the local telephone segment, intersegment revenues and expenses between the local telephone and other segments are not eliminated.

      The following table illustrates selected financial data for each segment for the six months ended June 30, 2000.

                                    LOCAL                                INTERCOMPANY
                                  TELEPHONE     CELLULAR      ALL OTHER  ELIMINATIONS    TOTAL
                                  ---------     ---------     ---------  ------------  ---------
Operating revenues                $ 131,469     $  18,724     $ 12,653     $(3,899)    $ 158,947
Depreciation and amortization        27,560         2,363        4,768          --        34,691
Operating income (loss)              28,512         4,576       (9,912)         --        23,176
Interest expense                       (567)           (5)     (31,263)         --       (31,835)
Interest income                          87            77        2,718          --         2,882
Income tax provision (benefit)        9,775         1,306      (11,215)         --          (134)
Net income (loss)                    18,264         3,355      (27,453)         --        (5,834)
Total assets                      $ 730,207     $ 122,101     $ 77,003     $    --     $ 929,311
Capital expenditures              $  20,061     $   6,592     $  4,839     $    --     $  31,492

      Operating revenues disclosed above include intersegment operating revenues of $3,692 for local telephone, $345 for the cellular, and $4,992 for all other.

      The following table illustrates selected financial data for each segment for the three months ended June 30, 2000.

                                    LOCAL                                INTERCOMPANY
                                  TELEPHONE     CELLULAR      ALL OTHER  ELIMINATIONS    TOTAL
                                  ---------     ---------     ---------  ------------  ---------
Operating revenues                $  67,009     $  10,088     $  7,425      (2,661)    $  81,861
Depreciation and amortization        13,784         1,234        2,547           -        17,565
Operating income (loss)              15,051         2,556       (5,660)          -        11,947
Interest expense                       (280)           (3)     (15,650)          -       (15,933)
Interest income                          13            36        1,341           -         1,390
Income tax provision (benefit)        5,159           741       (5,919)          -           (19)
Net income (loss)                     9,627         1,852      (14,175)          -        (2,696)
Total assets                      $ 730,207     $ 122,101     $ 77,003     $     -     $ 929,311
Capital expenditures              $  12,501     $   2,621     $    440     $     -     $  15,562

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

3.    BUSINESS SEGMENTS, CONTINUED

      Operating revenues disclosed above include intersegment operating revenues of $2,203 for local telephone, $139 for the cellular, and $3,697 for all other.

      The following table illustrates selected financial data for each segment for the three and six months ended June 30, 1999.

                                    LOCAL                                INTERCOMPANY
                                  TELEPHONE     CELLULAR      ALL OTHER  ELIMINATIONS    TOTAL
                                  ---------     ---------     ---------  ------------  ---------
Operating revenues                $  31,801     $  4,572      $  2,101       (192)     $  38,282
Depreciation and amortization         7,649          376            68         --          8,093
Operating income (loss)               1,477        1,153          (256)        --          2,374
Interest expense                        (72)          (1)       (7,779)        --         (7,852)
Interest income                         145           16            67         --            228
Income tax provision (benefit)        1,894          670        (2,564)        --             --
Net income (loss)                       934        1,169        (7,849)        --         (5,746)
Total assets                      $ 686,901     $ 65,513      $ 43,932      $  --      $ 796,346
Capital expenditures              $   4,583     $    326      $ 22,322      $  --      $  27,231

      Operating revenues disclosed above include intersegment operating revenues of $2,681 for local telephone, $235 for the cellular, and $305 for all other.

4.    RELATED PARTY TRANSACTIONS

      Fox Paine & Company, the majority stockholder, receives an annual management fee in the amount of 1% of the Company's net income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of minority investments, calculated without regard to the fee. The management fee expense for the six months ended June 30, 2000 is $574 of which $550 remains payable.

5.    COMMITMENTS AND CONTINGENCIES

      The Company has a commitment to acquire additional fiber optic circuit capacity in the first quarter of 2001 at a purchase price of $19,500.

      The Company has entered into a Definitive Agreement to acquire Matanuska Telephone Association, Inc. ("MTA") for $187.5 million in cash, which will be financed with proceeds from the initial public offering completed by the Company last year and by an existing supplement to bank term loans provided by a consortium led by Chase Manhattan Bank. The acquisition of MTA is expected to close in the first quarter of 2001, and is contingent on receiving an affirmative vote of its membership and regulatory approval.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND ANALYSTS' REPORTS

      This report contains forward looking statements within the meaning of the federal securities laws, including statements concerning future rates, revenues, costs, capital expenditures and financing needs and availability and statements of management's expectations and beliefs. Actual results could differ materially from these statements as a result of many factors, including future economic, regulatory and political conditions in Alaska and the rest of the United States.

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

INTRODUCTION

      On May 14, 1999, the Company acquired the incumbent providers of local telephone services in Anchorage, Juneau, Fairbanks and approximately 70 rural communities in Alaska, making it the largest provider of local telephone service in the state and the fifteenth largest provider of local exchange services in the United States. The Company also acquired on May 14, 1999 long distance operations primarily serving the Anchorage market and cellular and Internet services providing statewide coverage. On October 29, 1999, the Company changed its name from ALEC Holdings, Inc. to Alaska Communications Systems Group, Inc., and is in the process of unifying its statewide branding under the ACS name.

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

      -  the provision of wireless television services.

      ACS Group also recognizes its proportionate share of the net income or loss of its minority-owned investments.

RESULTS OF OPERATIONS

      The following unaudited table summarizes ACS Group's consolidated operations for the three and six months ended June 30, 2000 and the combined operations for the three and six months ended June 30, 1999. For the three months ended June 30, 1999, the summary information represents the historical combined operating results of companies acquired on May 14, 1999 - prior to their ownership by ACS Group, from April 1, 1999 through May 14, 1999, plus the consolidated results of ACS Group from May 15, 1999 through June 30, 1999. For the six months ended June 30, 1999, the summary information represents the historical combined operating results of companies acquired on May 14, 1999 - prior to their ownership by ACS Group, from January 1, 1999 through May 14, 1999, plus the consolidated results of ACS Group from May 15, 1999 through June 30, 1999. Certain reclassifications have been made to the 1999 combined operations to conform to the current presentation of ACS Group's consolidated operations.

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                JUNE 30,                       JUNE 30,
                                                     --------------------------     ---------------------------
                                                         2000            1999           2000             1999
                                                     CONSOLIDATED      COMBINED     CONSOLIDATED       COMBINED
                                                     ------------      --------     ------------       --------
                                                           (in thousands)                 (in thousands)
Operating revenues
    Local telephone:
       Local network service                            $ 24,046       $ 24,044       $  48,557       $  47,185
       Network access revenue                             28,995         25,364          57,959          51,354
       Directory advertising                               8,263          7,635          14,856          13,649
       Deregulated revenue and other                       5,705          4,793          10,097           9,436
                                                        --------       --------       ---------       ---------
    Total local telephone                                 67,009         61,836         131,469         121,624
    Cellular                                              10,079          8,519          18,710          15,772
    Interexchange network, data services and other         4,773          3,669           8,768           7,650
                                                        --------       --------       ---------       ---------
          Total operating revenues                        81,861         74,024         158,947         145,046

Operating expenses
    Local telephone                                       38,450         41,008          75,917          75,918
    Cellular                                               6,289          6,203          11,771          11,246
    Interexchange network, data services and other         7,610          5,724          13,392          10,168
    Depreciation and amortization                         17,565         14,473          34,691          31,274
                                                        --------       --------       ---------       ---------
       Total operating expenses                           69,914         67,408         135,771         128,606
                                                        --------       --------       ---------       ---------

Operating income                                          11,947          6,616          23,176          16,440

Other income (expense):
    Interest expense                                     (15,933)        (9,417)        (31,835)        (12,378)
    Interest income and other                              1,282            932           2,844           2,116
    Equity in earnings (loss) of investments                 (11)          (773)           (153)         (1,282)
                                                        --------       --------       ---------       ---------
       Total other expense                               (14,662)        (9,258)        (29,144)        (11,544)
                                                        --------       --------       ---------       ---------

Income (loss) before income taxes                         (2,715)        (2,642)         (5,968)          4,896
Income tax benefit (expense)                                  19         (1,235)            134          (3,944)
                                                        --------       --------       ---------       ---------
Net income (loss)                                       $ (2,696)      $ (3,877)      $  (5,834)      $     952
                                                        ========       ========       =========       =========

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

      OPERATING REVENUES

      Operating revenues increased $7.8 million, or 10.6% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Local telephone, cellular and interexchange network, data services and other revenues all increased compared to the prior three month period.

      Local Telephone

      Local telephone revenues, which consist of local network service, network access revenue, directory advertising and deregulated and other revenues, increased $5.2 million, or 8.4%, for the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

      The local service revenue component of local telephone revenues was $24.0 million during 2000 compared with $24.0 million during 1999. Revenue remained flat, with growth in average total access lines in service of 4.5% and increased penetration of enhanced features offset by increased market penetration of lower margin wholesale lines in the Anchorage market. Although there can be no assurances, management believes that retail line losses to competition will not be significant in the future due to marketing efforts and re-negotiation of interconnection rates currently scheduled or in progress.

      Network access revenues increased by $3.6 million, or 14.3%, from $25.4 million in 1999 to $29.0 million in 2000. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls. The increase in telephone access revenues over the corresponding quarter of 1999 is due primarily to changes relating to cost allocation factors, rate base and expenses from period to period. Management expects that access revenues will grow at a lesser rate than access line growth for the foreseeable future.

      Directory advertising revenues increased by $0.6 million, or 8.2%, from $7.6 million in 1999 to $8.3 million in 2000. This growth corresponds with the growth in average access lines in service during 2000 over 1999 from 314,480 during 1999 to 328,728 during 2000, or an increase of 4.5%, combined with additional penetration for the current directory phone book cycle.

      Deregulated and other revenues, which grew $0.9 million or 19.0% over 1999, consists principally of billing and collection services, space and power rents, deregulated equipment sales, paystation revenues and other miscellaneous telephone revenues. The revenue increase was due principally to increased deregulated equipment sales in 2000.

      Cellular

      Cellular revenues increased $1.6 million, or 18.3%, to $10.1 million for the three months ended June 30, 2000 compared to $8.5 million for the three months ended June 30, 1999. This growth in revenue is due to growth in average cellular subscribers to 72,932 during the quarter ended June 30, 2000 from 68,389 during 1999, or 6.6%, and an increase in average revenue per unit from $41.52 in 1999 to $46.07 in 2000. The increase in average revenue per unit is due to the introduction of new statewide and national pricing programs and the initial benefits of the digital upgrade completed in the first quarter of 2000.

      Interexchange Network, Data Services and Other

      Interexchange network, data services and other revenues include principally long distance, data transmission and Internet services revenues. These revenues increased from $3.7 million in 1999 to $4.8 million in 2000 -- an increase of $1.1 million, or 30.1%. Long distance revenues increased from $2.6 million in 1999 to $3.0 million in 2000 due to increases in long distance minutes of use and increases in circuit rent revenues.

      OPERATING EXPENSES

      Operating expenses increased $2.5 million, or 3.7%, from $67.4 million for the three months ended June 30, 1999 to $69.9 million for the three months ended June 30, 2000. Operating expenses were 85.4% of revenues for the three months ended June 30, 2000 compared to 91.1% of revenues for the three months ended June 30, 1999.

      Local Telephone

      The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expenses decreased from $41.0 million for the three months ended June 30, 1999 to $38.5 million for the three months ended June 30, 2000 - a decrease of $2.5 million, or 6.2%. As a percentage of revenue, local telephone expense decreased from 66.3% for 1999 to 57.4% for 2000.

      Cellular

      Cellular expenses increased $0.1 million, or 1.4%, for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Cellular expense was 72.8% of cellular revenues for 1999 and 62.4% of cellular revenues for 2000. Management expects that cellular expenses as a percentage of cellular revenue will continue to decline as cellular penetration and subscribers increase over time.

      Interexchange Network, Data Services and Other

      Interexchange network, data services and other expenses increased by $1.9 million, or 32.9% and increased as a percentage of revenue from 156.0% in 1999 to 159.4% in 2000. The increase in interexchange network, data services and other was the result of additional circuit and other costs associated with developing the Company's statewide network and Internet infrastructure and increases in minutes of use for long distance as discussed above.

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense increased $3.1 million, or 21.4%, due principally to increases in plant in service for the three months ended June 30, 2000 over the corresponding period of 1999.

      INTEREST EXPENSE

      Interest expense increased $6.5 million, or 69.2%, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The increase is due to $611.6 million of debt incurred in connection with the acquisitions by ACS Group on May 14, 1999 of substantially all of its operations.

      INCOME TAXES

      ACS Group has fully reserved the income tax benefit resulting from the consolidated losses incurred since May 14, 1999 - the date of the acquisition of substantially all of its operations. Income taxes reflected in the combined financial statements are substantially those of the predecessor entities.

      NET INCOME (LOSS)

      The decrease in the net loss is primarily a result of the factors discussed above.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

      OPERATING REVENUES

      Operating revenues increased $13.9 million, or 9.6% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Local telephone, cellular and interexchange network, data services and other revenues all increased compared to the prior six month period.

      Local Telephone

      Local telephone revenues, which consist of local network service, network access revenue, directory advertising and deregulated and other revenues, increased $9.8 million, or 8.1%, for the six months ended June 30, 2000 compared to the same period in 1999.

      The local service revenue component of local telephone revenues was $48.6 million during 2000 compared with $47.2 million during 1999 -- an increase of $1.4 million or 2.9% over the prior year. This increase corresponds with the growth in average total access lines in service of 5.2% and increased penetration of enhanced features and was partially offset by increased market penetration of lower margin wholesale lines in Anchorage. Although there can be no assurances, management believes that retail line losses to competition will not be significant in the future due to marketing efforts and re-negotiation of interconnection rates currently scheduled or in progress.

      Network access revenues increased by $6.6 million, or 12.9%, from $51.4 million in 1999 to $58.0 million in 2000. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls. The increase in telephone access revenues over the corresponding quarter of 1999 is due primarily to changes relating to cost allocation factors, rate base and expenses from period to period. Management expects that access revenues will grow at a lesser rate than access line growth for the foreseeable future.

      Directory advertising revenues increased by $1.2 million, or 8.8%, from $13.6 million in 1999 to $14.9 million in 2000. This growth corresponds with the growth in average access lines in service during 2000 over 1999 from 311,781 during 1999 to 327,914 during 2000, or an increase of 5.2%, combined with additional penetration for the current directory phone book cycle.

      Deregulated and other revenues, which grew $0.7 million, or 7.0% over 1999, consists principally of billing and collection services, space and power rents, deregulated equipment sales, paystation revenues and other miscellaneous telephone revenues. The revenue increase was due principally to increased deregulated equipment sales in 2000.

      Cellular

      Cellular revenues increased $2.9 million, or 18.6%, to $18.7 million for the six months ended June 30, 2000 compared to $15.8 million for the six months ended June 30, 1999. This growth in revenue is due to growth in average cellular subscribers to 73,331 during the quarter ended June 30, 2000 from 68,077 during 1999, or 7.7%, and an increase in average revenue per unit from $38.61 in 1999 to $42.52 in 2000. The increase in average revenue per unit is due to the introduction of new statewide and national pricing programs and the initial benefits of the digital upgrade completed in the first quarter of 2000.

      Interexchange Network, Data Services and Other

      Interexchange network, data services and other revenues include principally long distance, data transmission and Internet services revenues. These revenues increased from $7.7 million in 1999 to $8.8 million in 2000 -- an increase of $1.1 million, or 14.6%. Long distance revenues increased from $5.1 million in 1999 to $5.5 million in 2000 due to increases in long distance minutes of use from 34.2 million to 38.0 million and increases in circuit rent revenues.

OPERATING EXPENSES

      Operating expenses increased $7.2 million, or 5.6%, from $128.6 million for the six months ended June 30, 1999 to $135.8 million for the six months ended June 30, 2000. Operating expenses were 85.4% of revenues for the six months ended June 30, 2000 compared to 88.7% of revenues for the six months ended June 30, 1999.

      Local Telephone

      The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expenses were consistent in 1999 and 2000 at $75.9 million. As a percentage of revenue, local telephone expense decreased from 62.4% for 1999 to 57.7% for 2000.

      Cellular

      Cellular expenses increased $0.5 million, or 4.7%, for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Cellular expense was 71.3% of cellular revenues for 1999 and 62.9% of cellular revenues for 2000. Management expects that cellular expenses as a percentage of cellular revenue will continue to decline as cellular penetration and subscribers increase over time.

      Interexchange Network, Data Services and Other

      Interexchange network, data services and other expenses increased by $3.2 million, or 31.7%, and increased as a percentage of revenue from 132.9% in 1999 to 152.7% in 2000. The increase in interexchange network, data services and other was the result of additional circuit and other costs associated with developing the Company's statewide network and Internet infrastructure, the rollout of ADSL internet service and increases in minutes of use for long distance as discussed above.

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expense increased $3.4 million, or 10.9%, due principally to increases in plant in service for the six months ended June 30, 2000 over the corresponding period of 1999.

      INTEREST EXPENSE

      Interest expense increased $19.5 million, or 157.2%, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase is due to $611.6 million of debt incurred by ACS Group in connection with the acquisitions on May 14, 1999 of substantially all of its operations.

      INCOME TAXES

      ACS Group has fully reserved the income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999 - the date of the acquisition of substantially all of its operations. Income taxes reflected in the combined financial statements are substantially those of the predecessor entities.

      NET INCOME

      The decrease in net income is primarily a result of the factors discussed above and, in particular, the increase in interest expense of $19.5 million as a result of the financing of the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

      ACS Group has satisfied its operational and capital cash requirements primarily through internally generated funds, the sale of stock and debt financing. At June 30, 2000, the Company had approximately $85.0 million in working capital, including approximately $80.0 million in cash and cash equivalents. As of June 30, 2000 the Company had $75.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

      The Company has a $435.0 million credit agreement ("senior credit facility"), $150.0 million in senior subordinated notes and $17.3 million in senior discount debentures representing substantially all of the Company's long-term debt. As of June 30, 2000 the Company had $616.7 million of long-term debt. Interest on ACS Group's senior discount debentures and the senior subordinated notes is payable semiannually. Interest on borrowings under the senior credit facility is payable monthly, quarterly or semi-annually at the Company's option, and the senior credit facility requires annual principal payments commencing on May 14, 2002.

      The Company employs an interest rate hedge transaction which fixed at 5.99% the underlying variable rate, which is based on the three-month London Interbank Offer Rate ("LIBOR"), on one-half of the borrowings under the senior credit facility, or $217.5 million, expiring in June 2002.

      The local telephone network requires the timely maintenance of plant and infrastructure. ACS Group's local network is of high quality and is technically advanced and will have relatively predictable annual capital needs. The Company's historical capital expenditures have been significant. The construction and geographic expansion of ACS Group's cellular network required a substantial amount of capital. The implementation of the Company's interexchange network and data services strategy is also capital intensive. The Company recently purchased fiber capacity for $19.5 million, which was funded with monies borrowed to finance the acquisition of substantially all of its operations. The Company also has agreed to purchase additional fiber capacity for $19.5 million in the first quarter of 2001. ACS Group has revised its anticipated total capital expenditures to approximately $65.0 million in 2000 from previous expectations of $92.0 million. The capital program reductions were achieved primarily due to deployment of the ATM network, DSL lines and wireless local loop solutions, all of which reduced previously anticipated capital requirements, combined with the re-engineering of the predecessor companies' practices. Capital expenditures for the first six months of 2000 were $31.5 million, including a $2.9 million capital lease. The Company intends to fund its capital expenditures through internally generated cash flows, a portion of the net proceeds from the recent public offering and if necessary, through additional borrowings under the revolving credit facility.

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

      The Company has entered into a Definitive Agreement to acquire Matanuska Telephone Association, Inc. ("MTA") for $187.5 million in cash, which will be financed with proceeds from the initial public offering completed by the Company last year and by an existing supplement to bank term loans provided by a consortium led by Chase Manhattan Bank. The acquisition of MTA is expected to close in the first quarter of 2001, contingent upon receiving an affirmative vote of its membership and regulatory approval.

      On September 30, 1999, the Company acquired an additional one-third interest in Alaskan Choice Television (now ACSTV) for $1.9 million, increasing its ownership to a two-thirds majority interest. On October 6, 1999, the Company entered into an agreement to acquire the remaining one-third interest and on February 14, 2000, the Company completed the acquisition of the remaining one-third interest in ACSTV for $3.0 million.

      On June 16, 2000, ACS Group acquired all outstanding shares of IAI, an Internet service provider with over 25,000 customers in Alaska. The acquisition was funded entirely with cash on hand.

      ACS Group believes that it will have sufficient working capital provided by operations and available borrowing capacity under the existing revolving credit facility to fund its operations and capital expenditures over the next 12 months.

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

      On July 18, 2000, the United States Court of Appeals for the Eighth Circuit filed an opinion in the matter of Iowa Utilities Board, et al. v. Federal Communications Commission (Case No. 96-3321 and consolidated cases) ("Iowa II"). This case, on remand from the Supreme Court of the United States, addressed among other matters the merits of the FCC's forward-looking pricing methodology, proxy prices, wholesale pricing provisions, rural exemption rules and rules pertaining to pre-existing agreements, which rules were promulgated by the FCC under the 1996 Act.

      In part, the Iowa II opinion approved the use of a forward-looking cost methodology but disapproved the use of costs based upon hypothetical least cost/most efficient technology in lieu of the cost of providing the actual facilities and equipment to be used by an interconnecting competitor. The opinion also found that "cost" need not be defined in terms of historical cost, but rather could properly be established on the basis of current and anticipated costs. Further, the opinion determined that the FCC's rules pertaining to the rural exemption under the 1996 Act (47 U.S.C. Section 251(f)(1)) and concerning the burden of proof in terminating that exemption, the interpretation of undue economic harm under that section of the statute, and concerning the tests to be applied in reviewing a rural exemption, were each contrary to the statute. Additionally, the opinion determined that establishment of a proper wholesale discount for resale under section 251(d)(3) of the 1996 Act (47 U.S.C. Section 251(d)(3)) properly included only the costs actually avoided by the incumbent local exchange carrier in providing such service, rather than costs which might be avoided or were avoidable. The opinion addressed numerous other matters.

      No mandate has yet issued from the Circuit Court. The FCC has publicly indicated an intention to review the rules vacated and remanded by the Circuit Court, but has established no process or timetable for doing so. Further review of the Iowa II opinion is possible, either by the full Eighth Circuit or by the Supreme Court of the United States. The Company, as previously reported, has multiple on-going interconnection negotiations, arbitrations, or related interconnection proceedings under the 1996 Act. Additionally, and also as previously reported, the Company is currently pursuing certain state court appeals of prior orders of the Regulatory Commission of Alaska ("RCA"), which appeals in part address matters concerning the termination of the rural exemption in serving areas comprehending Fairbanks and Juneau, Alaska. The Company is reviewing the Iowa II opinion, but cannot predict at present what, if any, effects that opinion may have on its current regulatory and judicial proceedings.

      The litigation initiated by ALLTEL Publishing Corporation, which was disclosed in the Company's filing for the first quarter of 2000, is still pending. The trial date has been scheduled for January 22, 2001 and the parties are proceeding with discovery. While the outcome of this matter cannot be predicted with certainty, management does not anticipate such outcome to result in a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      During 1999 ACS Group offered to the public 10,000,000 shares of its common stock. The effective date of the Company's registration statement (File #333-88753) filed on Form S-1 under the Securities Act of 1933, as amended, relating to ACS Group's initial public offering of common stock was November 17, 1999. Goldman, Sachs & Co., Donaldson, Lufkin and Jenrette, CIBC World Markets, Deutsche Banc Alex. Brown and Hambrecht & Quist led the underwriting syndicate. The offering commenced on November 18, 1999 and closed on November 23, 1999, resulting in aggregate proceeds of $140.0 million. ACS Group's net proceeds from the offering were $127.9 million. Approximately $9.1 million of offering expenses was attributable to underwriting discounts. As of August 1, 2000, $10.6 million of the proceeds was used to retire 35% of the Company's senior discount debentures, including a $1.3 million premium for early retirement, $25.0 million was used to repay outstanding obligations under the Company's senior revolving credit facility and $12.7 million was used to fund capital expenditures and operations. Unused proceeds of the offering are invested in institutional money market funds and investment grade corporate and U.S. Government securities. ACS Group currently intends to use the remaining proceeds to fund capital expenditures and the MTA acquisition (in combination with additional bank debt), which is expected to close in the first quarter of 2001, subject to an affirmative vote of its membership and regulatory approval.

      On December 3, 1999 the Company registered 6,021,489 shares under various employee and non-employee stock option plans and an employee stock purchase plan (File # 333-92091) on Form S-8 under the Securities Act of 1933. As of August 1, 2000 3,733,219 option grants are outstanding under these plans and 309,103 options have been exercised and converted into shares of the Company's common stock. The proceeds of $1.7 million from these plans was used to fund capital expenditures and operations. See Note 2, "Stock Incentive Plans" to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements for further discussion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

      The Company held its Annual Meeting of Shareholders on May 11, 2000. The following matters were considered:

      1. All board nominees were elected as directors with the following vote:

        NOMINEE                            FOR                       WITHHELD
        -------                            ---                       --------
Charles E. Robinson                     31,724,605                   145,021
W. Dexter Paine, III                    31,557,405                   312,221
Saul A. Fox                             31,725,405                   144,221
Carl H. Marrs                           31,726,405                   143,221
Byron I. Mallott                        31,725,805                   143,821
Wray T. Thorn                           31,724,605                   145,021

      2. Deloitte & Touche LLP was ratified as the Company's independent auditors for the year ended December 31, 2000 with the following vote:

                   For                                 31,827,095
                   Against                                 40,110
                   Abstain                                  2,421
                   Other Unvoted                        1,720,998

ITEM 5. OTHER INFORMATION.

      NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   EXHIBITS:


EXHIBIT NO.     DESCRIPTION
-----------     -----------
   27.1         Financial Data Schedule

(b)   REPORTS ON FORM 8-K:

      The following item was reported on Form 8-K, filed May 23, 2000:

      Item 5 Other Events - Company press release announcing entering into a definitive agreement to acquire Matanuska Telephone Association, Inc.

      The following item was reported on Form 8-K, filed June 15, 2000:

      Item 5 Other Events - Company press release announcing execution of a stock purchase agreement with Internet Alaska, Inc. and each of its shareholders to purchase one hundred percent of the issued and outstanding stock of Internet Alaska, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 2, 2000                   ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.


                                          /s/  Michael E. Holmstrom
                                          -------------------------------------
                                          Michael E. Holmstrom
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (signing both in his capacity as
                                          Senior Vice President on behalf of
                                          the Registrant and as Chief Financial
                                          Officer of the Registrant)