Form 10-Q
period 2000-09-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2000-11-09
CIK 1089511

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (907) 297-3000
--------------------------------------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, AS OF NOVEMBER 6, 2000 WAS 32,928,814.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

================================================================================

                                TABLE OF CONTENTS


                                                                                          PAGE
PART I.        FINANCIAL INFORMATION                                                    NUMBER
                                                                                        ------
Item 1.        Financial Statements:

               Consolidated Balance Sheets (unaudited)
               As of September 30, 2000 and December 31, 1999................................3

               Consolidated Statements of Operations (unaudited)
               For the Three and Nine Months Ended September 30, 2000 and 1999...............4

               Consolidated Statements of Stockholders' Equity (unaudited)
               For the Nine Months Ended September 30, 2000 and 1999.........................5

               Consolidated Statements of Cash Flows (unaudited)
               For the Nine Months Ended September 30, 2000 and 1999.........................6

               Notes to Consolidated Financial Statements (unaudited)........................7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations................................12

Item 3.        Quantitative and Qualitative Disclosures
               About Market Risk............................................................20

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings............................................................21

Item 2.        Changes in Securities and Use of Proceeds....................................23

Item 3.        Defaults upon Senior Securities..............................................23

Item 4.        Submission of Matters to a Vote of Security Holders..........................23

Item 5.        Other Information............................................................23

Item 6.        Exhibits and Reports on Form 8-K.............................................23

SIGNATURE...................................................................................24

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                   SEPTEMBER 30,   DECEMBER 31,
                                   ASSETS                                              2000            1999
                                                                                   ------------    -----------
Current assets:
    Cash and cash equivalents                                                        $  83,568       $ 101,994
    Accounts receivable-trade, net of allowance of $9,395 and $5,203                    46,143          49,323
    Materials and supplies                                                               9,631           5,923
    Prepayments and other current assets                                                 4,150           4,327
                                                                                     ---------       ---------
       Total current assets                                                            143,492         161,567


Property, plant and equipment                                                          943,134         902,131
Less:  accumulated depreciation                                                        489,401         452,304
                                                                                     ---------       ---------
    Property, plant and equipment, net                                                 453,733         449,827

Goodwill, net of accumulated amortization of $9,814 and $4,243                         260,150         250,346
Investments                                                                              1,520           1,673
Other assets                                                                            64,428          71,030
                                                                                     ---------       ---------
Total assets                                                                         $ 923,323       $ 934,443
                                                                                     =========       =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                    4,020           4,845
    Accounts payable-trade                                                              25,956          31,212
    Accounts payable-affiliates                                                            880             610
    Advance billings and customer deposits                                               9,541           7,521
    Accrued and other current liabilities                                               20,857          20,756
                                                                                     ---------       ---------
       Total current liabilities                                                        61,254          64,944

Long-term debt, net of current portion                                                 611,184         607,911
Unamortized investment tax credits                                                         238             394
Other deferred credits and long-term liabilities                                        17,477          13,226
Commitments and contingencies                                                               --              --

Stockholders' equity:
    Preferred stock, no par, 5,000 authorized, no shares issued and outstanding             --              --
    Common stock, $.01 par value; 145,000 shares authorized, 32,929
       and 32,657 shares issued and outstanding                                            329             327
    Paid in capital in excess of par value                                             275,029         273,119
    Accumulated deficit                                                                (42,188)        (25,478)
                                                                                     ---------       ---------
       Total stockholders' equity                                                      233,170         247,968
                                                                                     ---------       ---------
Total liabilities and stockholders' equity                                           $ 923,323       $ 934,443
                                                                                     =========       =========



                 See Notes to Consolidated Financial Statements

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                         -------------------------       -------------------------
                                                            2000            1999           2000            1999
                                                         ---------       ---------       ---------       ---------
Operating revenues:
     Local telephone:
         Local network service                           $  22,133       $  23,527       $  69,752       $  35,630
         Network access revenue                             21,779          26,352          79,835          39,514
         Directory advertising                               8,146           6,737          23,005          10,188
         Deregulated and other revenue                       6,016           5,175          16,958           8,260
                                                         ---------       ---------       ---------       ---------
     Total local telephone                                  58,074          61,791         189,550          93,592
     Cellular                                               10,947          10,153          29,657          14,720
     Interexchange network, data services and other          5,845           3,596          14,613           5,510
                                                         ---------       ---------       ---------       ---------
         Total operating revenues                           74,866          75,540         233,820         113,822

Operating expenses:
     Local telephone                                        37,570          38,456         113,487          60,440
     Cellular                                                5,913           5,821          17,684           8,813
     Interexchange network, data services and other          8,201           5,046          21,593           7,885
     Unusual charges                                         2,083              --           2,083              --
     Depreciation and amortization                          17,773          15,615          52,464          23,708
                                                         ---------       ---------       ---------       ---------
         Total operating expenses                           71,540          64,938         207,311         100,846
                                                         ---------       ---------       ---------       ---------

Operating income                                             3,326          10,602          26,509          12,976

Other income (expense):
     Interest expense                                      (16,417)        (15,680)        (48,253)        (23,532)
     Interest income and other                               2,195             160           5,033            (197)
     Equity in earnings (loss) of investments                   --            (170)           (153)            (81)
                                                         ---------       ---------       ---------       ---------
         Total other expense                               (14,222)        (15,690)        (43,373)        (23,810)
                                                         ---------       ---------       ---------       ---------

Loss before income taxes                                   (10,896)         (5,088)        (16,864)        (10,834)

Income tax benefit                                              20             174             154             174
                                                         ---------       ---------       ---------       ---------

Net loss                                                 $ (10,876)      $  (4,914)      $ (16,710)      $ (10,660)
                                                         =========       =========       =========       =========

Net loss per share - basic and diluted                   $   (0.33)      $   (0.23)      $   (0.51)      $   (0.51)
                                                         =========       =========       =========       =========
Weighted average shares outstanding                         32,927          21,598          32,806          21,085
                                                         =========       =========       =========       =========



                 See Notes to Consolidated Financial Statements

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        PAID IN        NOTES
                                                      CAPITAL IN     RECEIVABLE
                                          COMMON       EXCESS OF        FROM          UNEARNED      ACCUMULATED     STOCKHOLDERS'
                                          STOCK           PAR         OFFICERS      COMPENSATION      DEFICIT          EQUITY
                                        ---------     ----------     ----------     ------------    -----------     ------------
Balance, December 31, 1998              $      --      $      --      $      --       $      --       $      --       $      --

Issuance of  21,789,176 shares of
 common stock, $.01 par                       218        133,884             --              --              --         134,102

Discount on warrants issued in
 conjunction with long-term debt               --          5,089             --              --              --           5,089

Officers loans in conjunction with
  the issuance of stock                        --             --           (862)             --              --            (862)

Unearned compensation                          --          1,864             --          (1,864)             --              --

Net loss                                       --             --             --              --         (10,660)        (10,660)
                                        ---------      ---------      ---------       ---------       ---------       ---------

Balance, September 30, 1999             $     218      $ 140,837      $    (862)      $  (1,864)      $ (10,660)      $ 127,669
                                        =========      =========      =========       =========       =========       =========


Balance, December 31, 1999              $     327      $ 273,119      $      --       $      --       $ (25,478)      $ 247,968

Issuance of 271,871 shares of
 common stock, $.01 par                         2          1,910             --              --              --           1,912

Net loss                                       --             --             --              --         (16,710)        (16,710)
                                        ---------      ---------      ---------       ---------       ---------       ---------

Balance, September 30, 2000             $     329      $ 275,029      $      --       $      --       $ (42,188)      $ 233,170
                                        =========      =========      =========       =========       =========       =========



                 See Notes to Consolidated Financial Statements

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                     -------------------------
                                                                                       2000            1999
                                                                                     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $ (16,710)      $ (10,660)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                      52,464          23,708
     Amortization of debt issuance costs                                                 3,425           1,752
     Investment tax credits                                                               (156)           (947)
     Other deferred credits                                                              5,580            (436)
     Capitalized interest                                                                 (681)             --
     Changes in components of working capital:
       Accounts receivable and other current assets                                     (3,829)          3,711
       Accounts payable and other current liabilities                                   (7,155)            545
       Other                                                                             2,242           1,528
                                                                                     ---------       ---------
Net cash provided by operating activities                                               35,180          19,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction and capital expenditures, net of capitalized interest                     (44,910)        (46,218)
Cost of acquisitions, net of cash received                                              (5,598)       (691,855)
Other                                                                                       --          (2,385)
                                                                                     ---------       ---------
Net cash used by investing activities                                                  (50,508)       (740,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term notes payable                                                      --          10,000
Proceeds from the issuance of long-term debt, net of discounts                              --         613,632
Debt issuance costs                                                                         --         (37,900)
Payments on long-term debt                                                              (5,010)         (1,275)
Issuance of common stock and warrants                                                    1,912         138,354
                                                                                     ---------       ---------
Net cash provided (used) by financing activities                                        (3,098)        722,811

Increase (decrease) in cash                                                            (18,426)          1,554
Cash and cash equivalents at beginning of the period                                   101,994              --
                                                                                     ---------       ---------
Cash and cash equivalents at the end of the period                                   $  83,568       $   1,554
                                                                                     =========       =========

SUPPLEMENTAL CASH FLOW DATA:
Interest paid                                                                        $  40,773       $  11,148
Income taxes paid                                                                           --              --

SUPPLEMENTAL NONCASH TRANSACTIONS:
Property acquired under capital lease                                                    3,152              --
Note payable in connection with acquisition                                              2,250              --



                 See Notes to Consolidated Financial Statements

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


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

        -       Alaska Communications Systems Holdings, Inc. ("ACS Holdings")

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

        -       ACS Wireless, Inc. ("ACSW") (formerly MACtel, Inc.)

        -       ACS Long Distance, Inc. ("ACSLD") (formerly ATU Long Distance,
                Inc.)

        - ACS Television, L.L.C. ("ACSTV") (formerly Alaskan Choice Television, L.L.C.)

        -       ACS Internet, Inc. (formerly PTINet, Inc.)

        -       Internet Alaska, Inc. ("IAI")

        The accompanying consolidated results of operations for the three and nine months ended September 30, 1999 include the operations of the Company for the three and nine months then ended and the operations of ACSA, ACSN, ACSF, ACS, ACSW and ACSLD for the period from May 15, 1999 through September 30, 1999. Prior to the acquisition of these acquired companies on May 14, 1999, the Company had no significant operations.

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

        Certain reclassifications have been made to the 1999 financial statements to make them conform to the current presentation.

        Comprehensive loss is equal to the net loss for all periods presented.

        In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, consolidated results of operations and cash flows for all periods presented. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2. STOCK INCENTIVE PLANS

        Under various plans through the Compensation Committee of the Board of Directors, ACS Group may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At September 30, 2000, ACS Group has reserved a total of 6,060 shares of authorized common stock for issuance under the various plans. In general, options under the plans vest ratably over three, four or five years and the plans terminate in approximately 10 years.

ALEC Holdings, Inc. 1999 Stock Incentive Plan

        The Company has reserved 3,410 shares under this plan, which was adopted in connection with the completion of the acquisition of the acquired companies on May 14, 1999. At September 30, 2000, 3,423 options have been granted under the Plan at an exercise price of $6.1542 per share, generally vesting ratably over five years or after nine years subject to acceleration upon the attainment of certain performance goals. Of the options granted under the plan, 235 have been exercised and 283 have been forfeited upon termination of the grantee. At September 30, 2000 2,905 options are outstanding. The plan allows forfeited options to be reissued and 270 remain available for grant under the plan. The plan will terminate on May 14, 2009.

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

        This plan was adopted by the Company in November 1999 in connection with its initial public offering. The Company has reserved 1,500 shares under this plan. At September 30, 2000, 917 options have been granted, 70 have been forfeited under the plan and 653 shares are available for grant under the plan. The term of options granted under the plan may not exceed 10 years. Unless otherwise determined by the Compensation Committee, options will vest ratably on each of the first four anniversaries after the grant date and will have an exercise price equal to the fair market value of the common stock on the date of grant.

        On February 9, 2000, the Board of Directors approved the grant of options under the plan to purchase 887 shares to certain members of management at an exercise price of $14.1354 per share, generally vesting over four years ratably. On June 20, 2000, the Board of Directors approved the grant of options under the plan to purchase 28 shares to certain members of management at an exercise price of $12.625 per share, generally vesting over four years ratably. On September 7, 2000, the Board of Directors approved the grant of options under the plan to purchase two shares to a member of management at an exercise price of $8.5819 per share, generally vesting over four years ratably.

Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

        The non-employee director stock compensation plan was adopted by the Company in connection with its initial public offering. The Company has reserved 150 shares under this plan. At September 30, 2000, 22 shares have been awarded and 128 shares are available for grant under the plan. Directors are required to receive not less than 25% of their annual retainer and meeting fees in the form of the Company's stock, and may elect to receive up to 100% of director's compensation in the form of stock.

        During January of 2000, eight shares under the plan were awarded to a director. On March 31, 2000, four shares under the plan were awarded to directors, of which three were elected to be deferred until termination of service by the directors. On June 30, 2000, four shares under the plan were awarded to directors, of which three were elected to be deferred until termination of service by the directors. On September 29, 2000, six shares under the plan were awarded to directors, of which four were elected to be deferred until termination of service by the directors.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2. STOCK INCENTIVE PLANS, CONTINUED

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

3. BUSINESS SEGMENTS

        The Company has two reportable segments: (1) local telephone, which provides landline telecommunications services and consists of local telephone service, network access, directory advertising, deregulated and other revenues; and (2) cellular, which provides wireless telecommunications service. Each reportable segment is a strategic business under separate management and offering different services than those offered by the other segments. The Company has aggregated its interexchange network, data services and wireless cable television segments into "All Other" below. The Company also incurs operating expenses, interest expense, interest income, equity in earnings (losses) of minority investments and other nonoperating income and expense at the corporate level which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These corporate level income and expense items are provided in the accompanying table under the caption "All Other" in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at either the Company or ACS Holdings and are allocated below based on operating revenues. The accounting policies of the segments are the same as those in the summary of significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Intersegment revenues and expenses are eliminated between the nonregulated entities. Due to the regulated nature of the local telephone segment, intersegment revenues and expenses between the local telephone and other segments are not eliminated.

        The following table illustrates selected financial data for each segment for the three months ended September 30, 2000.

                                      LOCAL                                       INTERCOMPANY
                                    TELEPHONE        CELLULAR       ALL OTHER     ELIMINATIONS          TOTAL
                                    ---------        --------       ---------     ------------          -----
Operating revenues                  $  58,074       $  10,954       $   8,023       $  (2,185)      $  74,866
Depreciation and amortization          13,720           1,298           2,755              --          17,773
Operating income (loss)                 6,616           2,682          (5,972)             --           3,326
Interest expense                         (274)             (3)        (16,140)             --         (16,417)
Interest income                           686              71           1,490              --           2,247
Income tax provision (benefit)          1,932           1,151          (3,103)             --             (20)
Net income (loss)                       4,400           1,607         (16,883)             --         (10,876)
Total assets                          722,048         118,950          82,325              --         923,323
Capital expenditures                   12,642           3,340             588              --          16,570

        Operating revenues disclosed above include intersegment operating revenues of $3,008 for local telephone, $367 for the cellular, and $2,987 for all other.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


3. BUSINESS SEGMENTS, CONTINUED

        The following table illustrates selected financial data for each segment for the three months ended September 30, 1999.

                                      LOCAL                                      INTERCOMPANY
                                    TELEPHONE        CELLULAR      ALL OTHER     ELIMINATIONS          TOTAL
                                    ---------        --------      ---------     ------------          -----
Operating revenues                  $  61,736       $  10,167      $   3,844       $    (207)      $  75,540
Depreciation and amortization          12,094             861          2,660              --          15,615
Operating income (loss)                 8,906           3,292         (1,596)             --          10,602
Interest expense                          (42)             --        (15,638)             --         (15,680)
Interest income                           173              38             76              --             287
Income tax provision (benefit)          4,603           1,199         (5,976)             --            (174)
Net income (loss)                       9,159           1,488        (15,561)             --          (4,914)
Total assets                          706,156          73,491         24,825              --         804,472
Capital expenditures                   13,751           5,223             13              --          18,987

        Operating revenues disclosed above include intersegment operating revenues of $1,141 for local telephone, $15 for the cellular, and $193 for all other.

        The following table illustrates selected financial data for each segment for the nine months ended September 30, 2000.


                                      LOCAL                                      INTERCOMPANY
                                    TELEPHONE        CELLULAR       ALL OTHER    ELIMINATIONS           TOTAL
                                    ---------        --------       ---------    ------------           -----
Operating revenues                  $ 189,550       $  29,678       $  20,675       $  (6,083)      $ 233,820
Depreciation and amortization          41,280           3,661           7,523              --          52,464
Operating income (loss)                35,741           5,745         (14,977)             --          26,509
Interest expense                         (842)             (8)        (47,403)             --         (48,253)
Interest income                           774             148           4,208              --           5,130
Income tax provision (benefit)         11,707           2,457         (14,318)             --            (154)
Net income (loss)                      23,270           3,449         (43,429)             --         (16,710)
Total assets                          722,048         118,950          82,325              --         923,323
Capital expenditures                   32,703           9,932           5,427              --          48,062

        Operating revenues disclosed above include intersegment operating revenues of $6,700 for local telephone, $712 for the cellular, and $7,979 for all other.

        The following table illustrates selected financial data for each segment for the nine months ended September 30, 1999.

                                      LOCAL                                      INTERCOMPANY
                                    TELEPHONE        CELLULAR       ALL OTHER    ELIMINATIONS           TOTAL
                                    ---------        --------       ---------    ------------           -----
Operating revenues                  $  92,787       $  14,735       $   6,555       $    (255)      $ 113,822
Depreciation and amortization          19,743           1,237           2,728              --          23,708
Operating income (loss)                12,272           4,445          (3,741)             --          12,976
Interest expense                         (114)             (1)        (23,417)             --         (23,532)
Interest income                           318              54             143              --             515
Income tax provision (benefit)          6,497           1,869          (8,540)             --            (174)
Net income (loss)                      11,982           2,657         (25,299)             --         (10,660)
Total assets                          706,156          73,491          24,825              --         804,472
Capital expenditures                   21,154           5,549          19,515              --          46,218

        Operating revenues disclosed above include intersegment operating revenues of $3,822 for local telephone, $250 for the cellular, and $498 for all other.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

4. RELATED PARTY TRANSACTIONS

        Fox Paine & Company, the majority stockholder, receives an annual management fee in the amount of 1% of the Company's net income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of minority investments, calculated without regard to the fee. The management fee expense for the nine months ended September 30, 2000 is $904 of which $880 remains payable.


5. COMMITMENTS AND CONTINGENCIES

        The Company has a commitment to acquire additional fiber optic circuit capacity in the first quarter of 2001 at a purchase price of $19,500.

        The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes that the disposition of claims currently pending under these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


6.  UNUSUAL CHARGES

        During the quarter ended September 30, 2000, ACS Group recorded $2.1 million of unusual charges, consisting of the write-off of approximately $1.5 million of costs related to the attempted acquisition of Matanuska Telephone Association and $0.6 million of severance cost related to a reduction in workforce of approximately 100 personnel.


7. SUBSEQUENT EVENTS

        On October 11, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to $10,000 of the Company's outstanding common stock at the discretion of management to be completed by December 31, 2000. Repurchased shares are to be held in treasury for future corporate use. As of November 3, 2000, the Company had repurchased 439 shares at a total cost of $3,046.

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


INTRODUCTION

        On May 14, 1999, the Company acquired the incumbent providers of local telephone services in Anchorage, Juneau, Fairbanks and approximately 70 rural communities in Alaska, making it the largest provider of local telephone service in the state and the fifteenth largest provider of local exchange services in the United States. The Company also acquired on May 14, 1999 long distance operations primarily serving the Anchorage market and cellular and Internet services providing statewide coverage. On October 29, 1999, the Company changed its name from ALEC Holdings, Inc. to Alaska Communications Systems Group, Inc. The Company has unified its statewide branding under the ACS name.

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

RESULTS OF OPERATIONS

        The following unaudited table summarizes ACS Group's consolidated operations for the three and nine months ended September 30, 2000 and the three months ended September 30, 1999 and its combined operations for the nine months ended September 30, 1999. For the nine months ended September 30, 1999, the summary information represents the historical combined operating results of companies acquired on May 14, 1999 - prior to their ownership by ACS Group, from January 1, 1999 through May 14, 1999, plus the consolidated results of ACS Group from May 15, 1999 through September 30, 1999. Certain reclassifications have been made to the 1999 combined operations to conform to the current presentation of ACS Group's consolidated operations.

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                    ----------------------------    ----------------------------
                                                        2000            1999            2000              1999
                                                    CONSOLIDATED    CONSOLIDATED    CONSOLIDATED        COMBINED
                                                    ------------    ------------    ------------       ---------
                                                           (in thousands)                   (in thousands)
Operating revenues
   Local telephone:
     Local network service                             $  22,133       $  23,527       $  69,752       $  70,238
     Network access revenue                               21,779          26,352          79,835          77,706
     Directory advertising                                 8,146           6,737          23,005          20,386
     Deregulated revenue and other                         6,016           5,175          16,958          15,085
                                                       ---------       ---------       ---------       ---------
   Total local telephone                                  58,074          61,791         189,550         183,415
   Cellular                                               10,947          10,153          29,657          25,925
   Interexchange network, data services and other          5,845           3,596          14,613          11,246
                                                       ---------       ---------       ---------       ---------
       Total operating revenues                           74,866          75,540         233,820         220,586

Operating expenses
   Local telephone                                        37,570          38,456         113,487         114,374
   Cellular                                                5,913           5,821          17,684          17,067
   Interexchange network, data services and other          8,201           5,046          21,593          15,214
   Unusual charges                                         2,083              --           2,083              --
   Depreciation and amortization                          17,773          15,615          52,464          46,889
                                                       ---------       ---------       ---------       ---------
     Total operating expenses                             71,540          64,938         207,311         193,544
                                                       ---------       ---------       ---------       ---------

Operating income                                           3,326          10,602          26,509          27,042

Other income (expense):
   Interest expense                                      (16,417)        (15,680)        (48,253)        (28,058)
   Interest income and other                               2,195             160           5,033           2,276
   Equity in earnings (loss) of investments                   --            (170)           (153)         (1,452)
                                                       ---------       ---------       ---------       ---------
     Total other expense                                 (14,222)        (15,690)        (43,373)        (27,234)
                                                       ---------       ---------       ---------       ---------

Income (loss) before income taxes                        (10,896)         (5,088)        (16,864)           (192)
Income tax benefit (expense)                                  20             174             154          (3,770)
                                                       ---------       ---------       ---------       ---------
Net income (loss)                                      $ (10,876)      $  (4,914)      $ (16,710)      $  (3,962)
                                                       =========       =========       =========       =========

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

        OPERATING REVENUES

        Operating revenues decreased $0.7 million, or 0.9% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Local telephone revenues decreased while cellular and interexchange network, data services and other revenues increased compared to the prior three month period.

        Local Telephone

        Local telephone revenues, which consist of local network service, network access revenue, directory advertising and deregulated and other revenues, decreased $3.7 million, or 6.0%, for the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

        The local network service component of local telephone revenues was $22.1 million during 2000 compared with $23.5 million during 1999. Revenue decreased $1.4 million, or 5.9%, despite growth in average total access lines in service of 3.5% and increased penetration of enhanced features. The net decrease was due primarily to charges for uncollectible accounts and increased market penetration of lower margin wholesale lines in the Anchorage market. The charges for uncollectible accounts recorded against local network service revenue in 2000 were $2.1 million in excess of those recorded during 1999, accounting for more than 100% of the decrease in local network service revenue. The charges for uncollectible accounts were approximately $1.7 million in excess of industry average collection rates. Collection processes have been improved and management expects that charges for uncollectible accounts will be in line with industry benchmarks going forward. Management also believes that the continued loss of market share experienced in the Anchorage market is attributable to below cost interconnection rates for unbundled network elements ("UNE's") currently in place. The Regulatory Commission of Alaska ("RCA") has recently approved arbitrated interconnection rates for UNE's for the Company's Fairbanks and Juneau markets which, in the opinion of management, are also below cost. See "Legal Proceedings" under Item 1 of Part II of this report for further discussion.

        Network access revenues decreased by $4.6 million, or 17.4%, from $26.4 million in 1999 to $21.8 million in 2000. Network access revenues were reduced by $3.6 million in the third quarter of 2000 to reflect the uncertainty of certain components of these revenues. The amounts being reserved relate to a complaint filed with the FCC during the third quarter alleging that certain of the Company's subsidiaries exceeded their federally authorized rates of return. See "Legal Proceedings" under Item 1 of Part II of this report for further discussion of this matter. An additional decrease of $1.0 million in network access revenues over the corresponding quarter of 1999 is due primarily to changes relating to cost allocation factors, rate base and expenses from period to period. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls. Management expects that network access revenues will decline as a component of local telephone revenues for the foreseeable future.

        Directory advertising revenues increased by $1.4 million, or 20.9%, from $6.7 million in 1999 to $8.1 million in 2000. This growth corresponds with additional penetration for the current directory phone book cycle combined with the growth in average access lines in service during 2000 over 1999 from 320,508 during 1999 to 331,633 during 2000, or an increase of 3.5%.

        Deregulated and other revenues, which grew $0.8 million or 16.3% over 1999, consists principally of billing and collection services, space and power rents, deregulated equipment sales, paystation revenues and other miscellaneous telephone revenues. The revenue increase was due primarily to increased sales of deregulated equipment during 2000.

        Cellular

        Cellular revenues increased $0.8 million, or 7.8%, to $10.9 million for the three months ended September 30, 2000 compared to $10.1 million for the three months ended September 30, 1999. This growth in revenue is due to growth in average cellular subscribers to 73,395 during the quarter ended

September 30, 2000 from 70,217 during 1999, or 4.5%, and an increase in average revenue per unit from $48.20 in 1999 to $49.72 in 2000. The increase in average revenue per unit is due to the introduction of new statewide and national pricing programs and the benefits of the digital upgrade completed in the first quarter of 2000.

        Interexchange Network, Data Services and Other

        Interexchange network, data services and other revenues include principally long distance, data transmission and Internet services revenues. These revenues increased from $3.6 million in 1999 to $5.8 million in 2000 -- an increase of $2.2 million, or 62.5%. Long distance revenues increased from $2.4 million in 1999 to $3.0 million in 2000 due to increases in long distance minutes of use and increases in circuit rent revenues. Internet revenues also increased $1.4 million due to the revenues of IAI, which was acquired in June 2000.

        OPERATING EXPENSES

        Operating expenses increased $6.6 million, or 10.2%, from $64.9 million for the three months ended September 30, 1999 to $71.5 million for the three months ended September 30, 2000.

        Local Telephone

        The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expenses decreased from $38.5 million for the three months ended September 30, 1999 to $37.6 million for the three months ended September 30, 2000 - a decrease of $0.9 million, or 2.3%. As a percent of local telephone revenue, local telephone expense was 64.7% for the quarter ended September 30, 2000 compared to 62.2% for the quarter ended September 30, 1999. This change in local telephone expense as a percentage of local telephone revenue is primarily attributable to the $2.1 million in charges for uncollectible accounts recorded against revenue during the third quarter of 2000 in excess of those recorded during 1999, as previously discussed. During the third quarter of 2000, ACS Group also incurred $1.1 million of local telephone expense associated with interconnection proceedings with competitive local exchange carriers for which comparable costs were not incurred during the corresponding quarter of 1999. Management expects to incur additional costs associated with interconnection proceedings in the future.

        Cellular

        Cellular expenses remained flat for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. As a percentage of revenue, cellular expenses decreased from 57.3% for 1999 to 54.0% for 2000.

        Interexchange Network, Data Services and Other

        Interexchange network, data services and other expenses increased by $3.2 million, or 62.5%, but was consistent as a percentage of revenue during the three months ended September 30, 2000 and 1999 at 140.3%. The increase in interexchange network, data services and other was the result of additional circuit and other costs associated with developing the Company's statewide network and Internet infrastructure and increases in minutes of use for long distance as discussed above. Internet expenses also increased $1.9 million due to the expenses of IAI, which was acquired in June 2000.

        Unusual charges

        During the quarter ended September 30, 2000, ACS Group recorded $2.1 million of unusual charges, consisting of the write-off of approximately $1.5 million of costs related to the attempted acquisition of Matanuska Telephone Association and $0.6 million of severance cost related to a reduction in workforce of approximately 100 personnel. The reduction in workforce, along with other cost structure improvements, is expected to result in annual expense reductions totaling approximately $10 million, beginning with the fourth quarter of 2000.

        Depreciation and Amortization

        Depreciation and amortization expense increased $2.2 million, or 13.8%, due principally to increases in plant in service for the three months ended September 30, 2000 over the corresponding period of 1999.

        INTEREST EXPENSE

        Interest expense increased $0.7 million, or 4.7%, for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The increase is due to higher interest rates for the variable rate components of debt in 2000 compared to 1999.

        INCOME TAXES

        ACS Group has fully reserved the income tax benefit resulting from the consolidated losses incurred since May 14, 1999 - the date of the acquisition of substantially all of its operations.

        NET INCOME (LOSS)

        The increase in the net loss is primarily a result of the factors discussed above.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

        OPERATING REVENUES

        Operating revenues increased $13.2 million, or 6.0% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Local telephone, cellular and interexchange network, data services and other revenues all increased compared to the prior nine month period.

        Local Telephone

        Local telephone revenues, which consist of local network service, network access revenue, directory advertising and deregulated and other revenues, increased $ 6.1 million, or 3.3%, for the nine months ended September 30, 2000 compared to the same period in 1999.

        The local network service component of local telephone revenues was $69.8 million during 2000 compared with $70.2 million during 1999. Revenue decreased $0.4 million or 0.7% over the prior year, despite growth in average total access lines in service of 4.7% and increased penetration of enhanced features. The net decrease was due primarily to charges for uncollectible accounts and increased market penetration of lower margin wholesale lines in the Anchorage market. The charges for uncollectible accounts recorded against local network service revenue in 2000 were $2.9 million in excess of those recorded during 1999, accounting for more than 100% of the decrease in local network service revenue. The charges for uncollectible accounts were also approximately $1.6 million in excess of industry average collection rates. Collection processes have been improved and management expects that charges for uncollectible accounts will be in line with industry benchmarks going forward. Management also believes that the continued loss of market share experienced in the Anchorage market is attributable to below cost interconnection rates for UNE's currently in place. The RCA has recently approved arbitrated interconnection rates for UNE's for the Company's Fairbanks and Juneau markets which, in the opinion of management, are also below cost. See "Legal Proceedings" under Item 1 of Part II of this report for further discussion.

        Network access revenues increased by $2.1 million, or 2.7%, from $77.7 million in 1999 to $79.8 million in 2000. Network access revenues were reduced by $3.6 million in the third quarter of 2000 to reflect the uncertainty of certain components of these revenues. The amounts being reserved relate to a complaint filed with the FCC during the third quarter alleging that certain of the Company's subsidiaries exceeded their federally authorized rates of return. See "Legal Proceedings" under Item 1 of Part II of this report for further discussion of this matter. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls. The increase in telephone access revenues over the corresponding period in 1999 is due primarily to changes relating to cost allocation factors, rate base and expenses from period to period. Management expects that network access revenues will decline as a component of local telephone revenues for the foreseeable future.

        Directory advertising revenues increased by $2.6 million, or 12.8%, from $20.4 million in 1999 to $23.0 million in 2000. This growth corresponds with the growth in average access lines in service during 2000 over 1999 from 314,061 during 1999 to 328,846 during 2000, or an increase of 4.7%, combined with additional penetration for the current directory phone book cycle.

        Deregulated and other revenues, which grew $1.9 million, or 12.4% over 1999, consists principally of billing and collection services, space and power rents, deregulated equipment sales, paystation revenues and other miscellaneous telephone revenues. The revenue increase was due primarily to increased deregulated equipment sales in 2000.

        Cellular

        Cellular revenues increased $3.7 million, or 14.4%, to $29.7 million for the nine months ended September 30, 2000 compared to $25.9 million for the nine months ended September 30, 1999. This growth in revenue is due to growth in average cellular subscribers to 73,132 in 2000 from 68,712 in 1999, or 6.4%, and an increase in average revenue per unit from $41.92 in 1999 to $45.06 in 2000. The increase in average revenue per unit is due to the introduction of new statewide and national pricing programs and the benefits of the digital upgrade completed in the first quarter of 2000.

        Interexchange Network, Data Services and Other

        Interexchange network, data services and other revenues include principally long distance, data transmission and Internet services revenues. These revenues increased from $11.2 million in 1999 to $14.6 million in 2000 -- an increase of $3.4 million, or 29.9%. Long distance revenues increased from $7.4 million in 1999 to $8.5 million in 2000 due to increases in long distance minutes of use from 51.3 million to 56.8 million and increases in circuit rent revenues. Internet revenues also increased $1.7 million due to the additional revenues from IAI, which was acquired in June of 2000, and wireless cable revenues increased $0.9 million due to the additional revenues from ACSTV, which was not consolidated during the third quarter of 1999.

OPERATING EXPENSES

        Operating expenses increased $13.8 million, or 7.1%, from $193.5 million for the nine months ended September 30, 1999 to $207.3 million for the nine months ended September 30, 2000.

        Local Telephone

        The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expenses decreased from $114.4 million for the nine months ended September 30, 1999 to $113.5 million for the nine months ended September 30, 2000 - a decrease of $0.9 million or 0.8%. As a percentage of revenue, local telephone expense decreased from 62.4% for 1999 to 59.9% for 2000. This change in local telephone expense as a percentage of local telephone revenue improved despite approximately $2.9 million in charges for uncollectible accounts recorded against revenues during 2000 in excess of those recorded during 1999, as previously discussed. During the nine months of 2000, ACS Group also incurred $1.1 million of local telephone expense associated with interconnection proceedings with competitive local exchange carriers for which comparable costs were not incurred during the corresponding nine months of 1999. Management expects to incur additional costs associated with interconnection proceedings in the future.

        Cellular

        Cellular expenses increased $0.6 million, or 3.6%, for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Cellular expense was 65.8% of cellular revenues for 1999 and 59.6% of cellular revenues for 2000.

        Interexchange Network, Data Services and Other

        Interexchange network, data services and other expenses increased by $6.4 million, or 41.9%, and increased as a percentage of revenue from 135.3% in 1999 to 147.8% in 2000. The increase in interexchange network, data services and other was the result of additional circuit and other costs associated with developing the Company's statewide network and Internet infrastructure, the rollout of ADSL Internet service and increases in minutes of use for long distance as discussed above. Internet expenses also increased $2.2 million due to the additional expenses from IAI, which was acquired in June of 2000, and wireless cable expenses increased $1.0 million due to the acquisition of ACSTV, the operations of which were not consolidated during the nine months ended September 30, 1999.

        Unusual charges

        During the nine months ended September 30, 2000, ACS Group recorded $2.1 million of unusual charges, consisting of the write-off of approximately $1.5 million of costs related to the attempted acquisition of Matanuska Telephone Association and $0.6 million severance cost related to a reduction in workforce of approximately 100 personnel. The reduction in workforce, along with other cost structure improvements, is expected to result in annual expense reductions totaling approximately $10 million, beginning with the fourth quarter of 2000.

        Depreciation and Amortization

        Depreciation and amortization expense increased $5.6 million, or 11.9%, due principally to increases in plant in service for the nine months ended September 30, 2000 over the corresponding period of 1999.

        INTEREST EXPENSE

        Interest expense increased $20.2 million, or 72.0%, for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase is due to $611.6 million of debt incurred by ACS Group in connection with the acquisitions on May 14, 1999 of substantially all of its operations.

        INCOME TAXES

        ACS Group has fully reserved the income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999 - the date of the acquisition of substantially all of its operations. Income taxes reflected in the combined financial statements are substantially those of the predecessor entities.

        NET INCOME

        The decrease in net income is primarily a result of the factors discussed above and, in particular, the increase in interest expense of $20.2 million as a result of the financing of the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

        ACS Group has satisfied its operational and capital cash requirements primarily through internally generated funds, the sale of stock and debt financing. At September 30, 2000, the Company had approximately $82.2 million in working capital, with approximately $83.6 million in cash and cash equivalents. As of September 30, 2000 the Company had $75.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

        The Company has a $435.0 million bank credit agreement ("senior credit facility"), $150.0 million in 9.375% senior subordinated notes due 2009 and $17.3 million in 13% senior discount debentures due 2011, representing substantially all of the Company's long-term debt of $615.2 million as of September 30, 2000. Interest on ACS Group's senior discount debentures and the senior subordinated notes is payable semiannually. Interest on borrowings under the senior credit facility is payable monthly, quarterly or semi-annually at the Company's option. The senior credit facility requires annual principal payments commencing on May 14, 2002.

        The Company employs an interest rate hedge transaction, which fixes at 5.99% the underlying variable rate on one-half of the borrowings under the senior credit facility, or $217.5 million, expiring in June 2002. The underlying variable rate for the senior credit facility is based on the London Interbank Offer Rate ("LIBOR"), which is adjusted at each monthly, quarterly or semi-annual rollover date.

        The local telephone network requires the timely maintenance of plant and infrastructure. ACS Group's local network is of high quality and is technically advanced and will have relatively predictable annual capital needs. The Company's historical capital expenditures have been significant. The construction and geographic expansion of ACS Group's cellular network required a substantial amount of capital. The implementation of the Company's interexchange network and data services strategy is also capital intensive. In 1999 the Company purchased fiber capacity for $19.5 million, which was funded with monies borrowed to finance the acquisition of substantially all of its operations. The Company has also agreed to purchase additional fiber capacity for $19.5 million in the first quarter of 2001. ACS Group anticipates total capital expenditures of approximately $65.0 million to $75.0 million in 2000. Capital expenditures for the first nine months of 2000 were $48.1 million, including $3.2 million in capital leases. The Company intends to fund its capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through additional borrowings under the revolving credit facility.

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

        On June 16, 2000, ACS Group acquired for an undisclosed amount all outstanding shares of IAI, an Internet service provider with over 25,000 customers in Alaska. The acquisition was funded entirely with cash on hand.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes that the disposition of claims currently pending under these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

        The Company's incumbent local exchange carriers ("ILECS") in the Anchorage, Fairbanks, and Juneau markets have received additional requests for interconnection under section 251 of the Telecommunications Act of 1996 ("1996 Act"), as well as requests for arbitration or to "pick and choose" provisions of existing interconnection agreements under section 252 of the 1996 Act. The Company expects that additional such requests will be received over time in the future as additional entities seek to enter these markets.

        As previously reported, ALLTEL Publishing Corporation has initiated litigation alleging improper termination of certain directory publishing contracts. Following various discovery proceedings in August and September 2000, ALLTEL filed a second amended complaint on October 10, 2000, alleging new facts in connection with its cause of action. Based upon this revised complaint, ACS Group tendered the defense of this proceeding to CenturyTel ("CTE") on October 19, 2000, under the terms of the August 14, 1998 acquisition agreement between CTE and ACS Group (then ALEC Acquisition Corp.). On October 23, 2000, CTE declined to assume the defense of the proceeding. The Company is currently reviewing the amended complaint and the CTE response, but cannot predict the future course or outcome of this proceeding at this time. Trial remains scheduled for January, 2001.

        On August 24, 2000, General Communication, Inc. ("GCI"), filed a formal complaint with the FCC under various provisions of the Communications Act of 1934 (as amended), alleging that certain of the Company's subsidiaries exceeded their federally authorized rates of return related to the 1997-1998 monitoring period. The principle issue raised in the complaint focuses on the proper jurisdictional recognition (federal versus state) of minutes of use associated with Internet service provider traffic. The final FCC disposition of the complaint is expected to occur in January 2001. The Company believes it has adhered to applicable legal requirements and is actively defending the complaint, but cannot predict the ultimate outcome of the proceedings.

        On September 5, 2000, the RCA issued orders largely ratifying the findings of the arbiter in the Fairbanks and Juneau interconnection arbitration proceedings involving the Company and GCI. On September 25, 2000, ACS Group filed protective appeals in the state Superior Court and in the Federal District Court for the District of Alaska, alleging various errors in the Commission orders. On October 5, 2000, the RCA issued final orders affirming the interconnection agreements arbitrated in these proceedings. On October 20, 2000, ACS Group filed a petition for reconsideration with the RCA, seeking Commission review and redetermination of specific elements in its final order. The RCA may, but is not required, to reconsider its prior rulings, in whole or in part, and the Commission's disposition of this petition cannot be predicted.

        The Company previously reported on the decision of the United States Court of Appeals for the Eighth Circuit in the case of Iowa Utilities Board, et al. v. Federal Communications Commission (Case No. 96-3321 and consolidated cases ("Iowa II"). On September 22, 2000, the Eighth Circuit suspended that portion of its decision which had vacated the FCC pricing rule relating to forward looking economic cost measurement based upon the most efficient technology currently available and the lowest cost network configuration (set out at 47 C.F.R. Section 51.505(b)(1)). This suspension was ordered by the Court to permit parties to the proceeding to seek review of its Iowa II decision by the U.S. Supreme Court. The Eighth Circuit did not suspend other portions of its decision, including those portions vacating certain FCC rules purporting to address the "rural exemption" provisions of 47 U.S.C. Section 251(f)(1). The Company instituted previously reported litigation in the State Superior Court in 1999 against the RCA, alleging generally that the rural exemption had been improperly terminated with respect to the Fairbanks and Juneau markets. The

Company is currently reviewing the effects of the recent Eighth Circuit suspension order, but has made no decision with respect to further courses of action in that litigation.

        On October 26, 2000, the Federal Communication Commission granted the petition of a subsidiary of ACS Group, ACS of Anchorage (previously filed under the name of ATU), seeking a waiver of certain federal access charge rules. The effect of the waiver is to permit ACS of Anchorage pricing flexibility through the ability to offer term and volume discount pricing in connection with its switched access services. The FCC waiver was granted, in part, upon findings concerning the level of competition in the Anchorage marketplace, as demonstrated in the record of the proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        During 1999 ACS Group offered to the public 10,000,000 shares of its common stock. The effective date of the Company's registration statement (File #333-88753) filed on Form S-1 under the Securities Act of 1933, as amended, relating to ACS Group's initial public offering of common stock was November 17, 1999. Goldman, Sachs & Co., Donaldson, Lufkin and Jenrette, CIBC World Markets, Deutsche Banc Alex. Brown and Hambrecht & Quist led the underwriting syndicate. The offering commenced on November 18, 1999 and closed on November 23, 1999, resulting in aggregate proceeds of $140.0 million. ACS Group's net proceeds from the offering were $127.9 million. Approximately $9.1 million of offering expenses was attributable to underwriting discounts. As of September 30, 2000, $89.8 million of the net proceeds were used for the following purposes:

- $10.6 million was used to retire 35% of the Company's senior discount debentures, including a $1.3 million premium for early retirement.

- $25.0 million was used to repay outstanding obligations under the Company's senior revolving credit facility.

-       $48.6 million was used to fund capital expenditures.

-       $5.6 million was used to complete acquisitions.

        Unused proceeds of the offering are invested, along with excess cash flows from operations, in institutional money market funds and investment grade corporate and U.S. Government securities. ACS Group currently intends to use the remaining proceeds to fund acquisitions, capital expenditures and for debt reduction.

        On December 3, 1999 the Company registered 6,021,489 shares under various employee and non-employee stock option plans and an employee stock purchase plan (File # 333-92091) on Form S-8 under the Securities Act of 1933. As of November 6, 2000 3,747,519 option grants are outstanding under these plans and 310,868 options have been exercised and converted into shares of the Company's common stock. The proceeds of $1.9 million from these plans were used to fund capital expenditures and operations. See Note 2, "Stock Incentive Plans" to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements for further discussion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

        NONE.

ITEM 5. OTHER INFORMATION.

        NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS:

EXHIBIT NO.     DESCRIPTION
-----------     -----------
       27.1     Financial Data Schedule

(b) REPORTS ON FORM 8-K:

        No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: November 9, 2000       ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.



                                            /s/  Kevin P. Hemenway
                                            -------------------------
                                            Kevin P. Hemenway
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (signing both in his capacity as
                                            Senior Vice President on behalf of
                                            the Registrant and as Chief
                                            Financial Officer of the Registrant)