Form 10-K405
period 2000-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2001-03-14
CIK 1089511

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
    1934 [NO FEE REQUIRED]

                For the transition period from ______ to ______

                        COMMISSION FILE NUMBER 000-28167

                                 ---------------

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                52-2126573
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

        510 L STREET, SUITE 500                            99501
           ANCHORAGE, ALASKA                            (Zip Code)
(Address of principal executive offices)

                                 (907) 297-3000
              (Registrant's telephone number, including area code)

                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
            None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             TITLE OF EACH CLASS
   Common Stock, Par Value $.01 per Share

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

                                 Yes [X] No [_]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on March 8, 2001, was approximately $55,966,873 computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

        As of March 8, 2001, there were outstanding 31,467,602 shares of Common Stock, $.01 par value, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the registrant's 2001 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.


                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2000



                                                                               PAGE
PART I

ITEM 1.        BUSINESS                                                          2
ITEM 2.        PROPERTIES                                                       24
ITEM 3.        LEGAL PROCEEDINGS                                                24
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              25

PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS                                      26
ITEM 6.        SELECTED FINANCIAL DATA                                          27
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                              33
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       45
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      46
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                              46

PART III

ITEM 10.       EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT               47
ITEM 11.       EXECUTIVE COMPENSATION                                           49
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT                                                       49
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   49

PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K                                                      50

SIGNATURES                                                                      52

INDEX TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS                        F-1

                                     PART I


ITEM 1. BUSINESS


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

        Investors should also be aware that while Alaska Communications Systems Group, Inc. ("ACS Group" or the "Company") does, at various times, communicate with securities analysts, it is against the Company's policy to disclose to them any material non-public information or other confidential information. Accordingly, shareholders should not assume that ACS Group agrees with any statement or report issued by an analyst irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of ACS Group.


INTRODUCTION

        ACS Group was formed in 1998 by Fox Paine & Company, members of the former senior management team of Pacific Telecom, Inc., and other experienced telecommunications industry executives. In May 1999, the Company acquired Century Telephone Enterprises, Inc.'s Alaska properties ("CenturyTel's Alaska Properties") and Anchorage Telephone Utility or ATU (collectively the "Predecessor Entities"). CenturyTel's Alaska Properties were the incumbent provider of local telephone services in Juneau, Fairbanks and more than 70 rural communities in Alaska and provided Internet services to customers statewide. CenturyTel's Alaska Properties included ACS of Fairbanks, Inc., ACS of Alaska, Inc., and ACS of the Northland, Inc. ATU was the largest local exchange carrier ("LEC") in Alaska and provided local telephone and long distance services primarily in Anchorage and cellular services statewide. ATU provided long distance services through ATU Long Distance, Inc. and cellular services through MACtel, Inc. These companies are now known as ACS of Anchorage, Inc., ACS Long Distance, Inc. and ACS Wireless, Inc. On October 29, 1999, the Company changed its name from ALEC Holdings, Inc. to Alaska Communications Systems Group, Inc.

        The financial statements for the ACS Group represent the operations of the following entities:

        - Alaska Communications Systems Group, Inc.

        - Alaska Communications Systems Holdings, Inc. ("ACS Holdings")

        - ACS of Alaska, Inc. ("ACSAK") (formerly Telephone Utilities of Alaska, Inc.)

        - ACS of the Northland, Inc. ("ACSN") (formerly Telephone Utilities of the Northland, Inc.)

        - ACS of Fairbanks, Inc. ("ACSF") (formerly PTI Communications of Alaska, Inc.)

        - ACS of Anchorage, Inc. ("ACSA") (formerly Alaska Communications Systems, Inc.)

        - ACS Wireless, Inc. ("ACSW") (formerly MACtel, Inc.)


        - ACS Long Distance, Inc. ("ACSLD") (formerly ATU Long Distance, Inc.)

        - ACS Television, L.L.C. ("ACSTV") (formerly Alaskan Choice Television, L.L.C.)

        - ACS Internet, Inc. ("ACSI") (formerly PTINet, Inc.)

        - Internet Alaska, Inc. ("IAI")

        ACS Group is the leading diversified, facilities-based telecommunications provider in Alaska, offering local telephone, cellular, long distance, data and Internet services to business and residential customers throughout the state. ACS Group is the only telecommunications provider in Alaska using its own network facilities to provide full service end-to-end communications to its customers.

        At various times, ACS Group evaluates opportunities for establishing or acquiring other telecommunications businesses through acquisitions or otherwise in Alaska and elsewhere in the United States, and may make investments in such businesses in the future. ACS Group has focused its attention on local telephone, cellular, interexchange network and data services, and Internet businesses.

        LOCAL TELEPHONE. With almost 330,000 access lines, representing approximately 70% of the access lines in Alaska, ACS Group is the largest LEC in Alaska and the 14th largest in the U.S. The Company provides service to all of the state's major population centers, including Anchorage, Juneau and Fairbanks.

        CELLULAR. ACS Group is the largest and only statewide provider of cellular services in Alaska, currently serving approximately 76,000 subscribers. Its cellular network covers over 460,000 residents, including all major population centers and highway corridors. The Company recently upgraded its network to be fully digital in substantially all of its service areas.

        INTERNET. ACS Group is the second largest provider of Internet access services in Alaska with over 45,000 customers. ACS Group offers dedicated and dial-up Internet access and digital subscriber line, or DSL, Internet access to its customers.

        INTEREXCHANGE NETWORK AND OTHER

        Wireless Cable Television. Long-distance. ACS Group provides long distance and other interexchange services to over 57,000 customers in Alaska. ACS Group has migrated long distance traffic on main routes from leased circuits onto its own network infrastructure.

        Wireless Cable Television. ACS Group provides wireless cable television services in the Fairbanks and Anchorage service areas. ACS Group is evaluating opportunities to expand its offering of wireless cable television services.


PRODUCTS, SERVICES AND REVENUE SOURCES

        ACS Group offers a broad portfolio of telecommunications services to residential and business customers in its markets. The Company's service offerings are locally managed to better serve the needs of each community. The Company believes that, as the communications marketplace continues to converge and competition continues to enter the market, the ability to offer an integrated package of communications products will provide a distinct competitive advantage, as well as increase customer loyalty, and thereby decrease customer turnover. The Company complements its local telephone services by actively marketing its cellular, Internet, and interexchange network and other service offerings.

        Profit or loss and total assets for each of the Company's segments is disclosed in Note 14 "Business Segments" of the Alaska Communications Systems Group, Inc. Consolidated Financial Statements. The following table sets forth the components of ACS Group's consolidated revenues for the year ended December 31, 2000 and pro forma combined revenues for the years ended December 31, 1999 and 1998 (dollars in millions):

                                                      REVENUE FOR THE YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------------------
                                               2000                     1999                    1998
                                            CONSOLIDATED              COMBINED                COMBINED
                                        -------------------      -------------------      -------------------
                                        AMOUNT      PERCENT      AMOUNT      PERCENT      AMOUNT      PERCENT
                                        ------      -------      ------      -------      ------      -------
REVENUE BY SOURCE:
   Local network service                $ 92.4        29.5%      $ 94.5        31.5%      $ 93.1        33.1%
   Network access                        105.2        33.6        105.3        35.1         98.6        35.0
   Directory advertising                  32.0        10.2         27.9         9.3         26.5         9.4
   Deregulated and other revenue          21.8         7.0         21.2         7.1         19.6         7.0
                                        ------      ------       ------      ------       ------       -----
          Local telephone                251.4        80.3        248.9        83.0        237.8        84.4
   Cellular                               39.5        12.6         36.1        12.0         31.8        11.3
   Internet                                9.2         2.9          4.9         1.6          5.2         1.8
   Interexchange network and other        12.9         4.1         10.0         3.3          6.8         2.4
                                        ------      ------       ------      ------       ------       -----
          Total                         $313.0       100.0%      $299.9       100.0%      $281.6       100.0%
                                        ======      ======       ======      ======       ======       =====



        LOCAL TELEPHONE

        The Company provides local telephone service through its four LECs. Local telephone revenue consist of local network service, network access, directory advertising, and deregulated and other revenue, each of which is described below.

        Local Network Service

        Basic Local Network Service. Basic local network service enables customers to originate and receive telephone calls within a defined "exchange" area. The Company provides basic local services on a retail basis to residential and business customers, generally for a fixed monthly charge. The maximum amount that can be charged to a customer for basic local services is determined by rate proceedings involving the Regulatory Commission of Alaska ("RCA"). The Company charges business customers higher rates to recover a portion of the costs of providing local service to residential customers as is customary in the industry. On average, U.S. business rates for basic local services have been over two times the rates of residential customers. Basic local service also includes non-recurring charges to customers for the installation of new products and services and recurring charges for enhanced features such as call waiting and caller ID.

        At December 31, 2000, approximately 56% of ACS Group's retail access lines served residential customers, while 44% served business customers. Currently, monthly charges for basic local service for residential customers range from $9.42 to $16.30 in ACS Group's service areas compared to the national average for urban areas of $13.84. Monthly charges for business customers range from $17.65 to $26.05 in ACS Group's service areas compared to the national average for urban areas of $34.31.

        The table below sets forth the annual growth in access lines for ACS Group and its Predecessor Entities from December 31, 1996 to December 31, 2000. The number of access lines shown for 1997 includes approximately 37,000 access lines that were acquired by CenturyTel's Alaska Properties as part of its acquisition of the City of Fairbanks Telephone Operation in October 1997. The number of access lines shown represents all revenue producing access lines connected to both retail and wholesale customers.

                                                               AS OF DECEMBER 31,
                                        ---------------------------------------------------------------
                                         2000          1999          1998          1997          1996
                                        -------       -------       -------       -------       -------
Retail access lines                     272,936       281,726       266,704       275,549       237,721
Wholesale access lines                   17,303        15,680        13,010         5,106             -
Unbundled network elements               39,221        28,202        20,680         2,700             -
                                        -------       -------       -------       -------       -------
Total Local Telephone Access Lines      329,460       325,608       300,394       283,355       237,721
Percentage Growth                           1.2%          8.4%          6.0%         19.2%          5.4%

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

        Management believes that future access line growth is dependent on among other things, the economic outlook in Alaska and the United States, the impact of technology on line demand and population growth in the Company's serving areas.

        Competitive Local Network Service. The Company also provides interconnection through wholesale access (the "1996 Act") to its basic local service and through leasing unbundled network elements ("UNEs") to its competitors as required by the Telecommunications Act of 1996. Revenues for these services are included in local network service revenues. The Company currently provides 56,524 lines to competitors in the Anchorage service area on either a wholesale or UNE basis. UNE rates in Anchorage are currently $13.85, which, in the opinion of management, is below the Company's forward looking and embedded cost. The RCA has lifted the Company's rural exemption for the Fairbanks and Juneau serving areas and awarded interconnection rates to a competitor on a UNE basis of $19.19 and $16.71, respectively, which the Company also believes to be below its cost. As of March 8, 2001, no facilities have been provided to competitors on a wholesale or UNE basis in Fairbanks or Juneau. See "Business -- Regulation" for further discussion of regulatory matters including interconnection under the 1996 Act.

        While there is some seasonality, operating results for local telephone services are not materially impacted by seasonal factors.

        Network Access

        Network access services arise in connection with the origination and termination of long distance, or toll, calls and typically involve more than one company in the provision of such long distance service on an end-to-end basis. Since toll calls are generally billed to the customer originating the call, a mechanism is required to compensate each company providing services relating to the call. This mechanism is the access charge, which the Company bills to each interexchange carrier for the use of its facilities to access the customer. The Company also receives universal service revenue, which it includes in its reported network access revenue. These components of network access revenue are described below.

        Intrastate Access Charges. ACS Group generates intrastate access revenue when an intrastate long distance call that involves an ACS Group LEC and an interexchange carrier is originated and terminated within the same state. The interexchange carrier pays the Company an intrastate access payment for either terminating or originating the call. The Company records the details of the call through its carrier access billing system and receives the access payment from the interexchange carrier. The company also provides billing and collection ("B&C") services for interexchange carriers through negotiated B&C agreements for certain types of toll calls placed by the Company's local customers. ACS Group's LECs in competitive areas are under their own stand-alone tariffs for intrastate access. In non-competitive areas, ACS Group's LECs participate in a statewide tariff and access charge pooling arrangement that is administered by the Alaska Exchange Carriers Association ("AECA"). The access charge for ACS Group's intrastate service is regulated by the RCA.

        Interstate Access Charges. ACS Group generates interstate access revenue when an interstate long distance call is originated from an Alaskan local calling area served by an ACS Group LEC and is terminated in a local calling area in another state, and vice versa. The Company bills interstate access charges in a manner similar to intrastate access charges. However, interstate access charges are regulated by the Federal Communications Commission ("FCC") rather than the RCA. ACS Group's LECs participate in a nationwide tariff and access charge pooling arrangement that is administered by the National Exchange Carrier Association ("NECA") for all ACS Group's LECs except ACSA. ACSA participates in the NECA common line tariff, but has its own interstate access tariff for traffic sensitive and special access services.

        Universal Service Revenue. Universal service revenue supplements the amount of local service revenue the Company receives to ensure that basic local service rates for customers in high cost rural areas are not significantly higher than rates charged in lower cost urban and suburban areas. The 1996 Act prescribed new standards applicable to universal service, including mechanisms for defining the types of services to be provided as part of a universal service program, specific goals or criteria applicable to universal service programs, new qualifications for receipt of universal service funding and new requirements for contributions to universal service funding. The FCC, in conjunction with a federal-state joint board composed of FCC and state commission members, has been working since passage of the 1996 Act to implement these new statutory provisions. The FCC has chosen to address universal service matters, initially for non-rural telephone companies, and subsequently for rural telephone companies. New cost-identification models for non-rural local carriers were adopted effective on January 1, 2000. New rules for rural telephone companies, applicable to all ACS Group LEC operations except ACSA, have been proposed to the FCC by the Joint Board. If these rules are adopted in 2001, they are unlikely to have a material impact on ACS Group's revenue.

        Operating results for network access services are not materially impacted by seasonal factors.

        Directory Advertising

        Directory advertising revenues are derived by ACS Group principally from yellow pages advertising in the local telephone books of each of the Company's local exchange service areas. The Company provides this service under a contractual arrangement with a directory publishing company. Directory advertising is billed in conjunction with local telephone service. ACS Group competes for directory advertising services in substantially all of its service areas.

        Deregulated and Other Revenue

        Deregulated and other revenues consist of B&C contracts, space and power rents, pay telephone service, customer premise equipment sales, and other miscellaneous revenues generated by the Company's LECs. ACS Group seeks to capitalize on its local presence and network infrastructure by offering these additional services to customers and interexchange carriers.

        CELLULAR

        ACS Group's cellular business is currently managed separately from its LEC business and is subject to a different regulatory framework and cost structure. Cellular services are provided statewide under the ACS Wireless and MACtel brand names. The primary sources of cellular revenue include subscriber access charges, airtime usage, toll charges, connection fees, roaming revenues, and enhanced features, such as caller ID and call waiting. A subscriber may purchase services separately or may purchase rate plans that package these services in different ways to fit different calling patterns and desired features.

        The table below sets forth the annual growth in the number of cellular subscribers served and total covered population for ACS Group and its Predecessor Entities from December 31, 1996 to December 31, 2000.

                                                               AS OF DECEMBER 31,
                                    -----------------------------------------------------------------------
                                      2000           1999            1998            1997            1996
                                    -------         -------         -------         -------         -------
Estimated covered population        462,057         460,802         460,162         453,361         353,674
Ending subscribers                   75,933          73,068          66,572          55,131          39,329
Ending penetration                     16.4%           15.9%           14.5%           12.2%           11.1%

        Although ACS Group has achieved cellular penetration rates of 17% in Anchorage and Fairbanks, and 21% in Kenai, penetration rates in the Company's other service areas are significantly lower. Management believes there are opportunities to improve the penetration rates of its cellular operations in Juneau. Management also believes that the market for cellular services will continue to grow with the expansion of the cellular industry as a whole.

        ACS Group also owns 10 megahertz E Block PCS licenses covering Anchorage, Juneau and Fairbanks, which were purchased by CenturyTel's Alaska Properties in 1997. Management is analyzing the build out of these licenses and technical alternatives for using this spectrum to enhance the Company's service offerings in its overall business.

        Cellular revenue declines in the winter months and increases in the summer months due to Alaska's northern latitude and the wide swing in available daylight. However, operating results for cellular services are not materially impacted by seasonal factors.

        INTERNET

        ACS Group provides Internet access services to approximately 45,000 customers at December 31, 2000. In order to offer Internet access, the Company provides local dial-up telephone numbers for its customers. ACS Group also offers high speed DSL. These local dial-up numbers and dedicated DSL connections allow customers access, through a modem connection on their computer, to a series of computer servers ACS Group owns and maintains. These servers allow customers to access their e-mail accounts and to be routed to local access points that connect customers to the Internet. ACS Group charges customers either a flat rate for unlimited Internet usage or a usage sensitive rate, which, in either case, is billed on customers' local telephone bill.

        Operating results for Internet access services are not materially impacted by seasonal factors.

        INTEREXCHANGE NETWORK AND OTHER

        Long Distance Services. ACS Group's predecessors began offering long distance services on a resale basis in October 1997, primarily in Anchorage. The Company currently has approximately 57,000 long distance customers and less than 5% of total long distance revenues in Alaska. Before August 1998, CenturyTel's Alaska Properties were precluded from entering the long distance business by a non-competition agreement with AT&T Alascom which was signed when Pacific Telecom sold Alascom, Inc. to AT&T in 1995. To date, ACS Group's long distance operations have generated significant operating losses. The Company is evaluating its long distance strategy.

        In April 1999, ACS Group entered into a settlement agreement with General Communication, Inc. ("GCI") under which the Company agreed to enter into a number of new business arrangements and to settle a number of outstanding disputes, including GCI's opposition to ACS Group's acquisitions of CenturyTel's Alaska Properties and ATU. As part of this agreement and to support other aspects of the Company's business strategy, ACS Group purchased from GCI $19.5 million of fiber capacity for high-speed links within Alaska and for termination of traffic in the lower 49 states. Subsequently, the Company entered into an amendment to the purchase agreement with GCI, whereby, among other things, ACS Group agreed to purchase additional capacity for $19.5 million. The Company fulfilled this commitment to purchase additional capacity on January 12, 2001.

        ACS Group is subject to numerous conditions imposed by the RCA and, to a lesser degree, by the FCC on the manner in which the Company conducts its long distance operations. The restrictions are intended to prohibit cross-subsidization from the regulated LEC to the long distance affiliate and discrimination against other long distance providers in favor of a LEC's long distance affiliate. Among the conditions applied to ACS Group's long distance affiliates are those which:

        - require the Company to hold all books and records, management, employees and administrative services separate, except that services may be provided among affiliates through arm's length affiliated interest agreements,

        - prohibit ACSAK, ACSN and ACSF properties from bundling local and long distance services until competition develops in their local markets and

        - prevent the Company from joint ownership of telephone transmission or switching facilities with the LEC and from using the LEC's assets as collateral for its own indebtedness.


        As a result of the introduction of competition in ACSA's local service areas, the Alaska Public Utilities Commission ("APUC"), predecessor to the RCA, lifted the restriction on bundling of local and long distance services in ACSA's service areas in 1998. The status of this bundling restriction for ACSA is unclear based on recent RCA actions.

        Operating results for long distance services are not materially impacted by seasonal factors.

        Wireless Cable Television. ACS Group owns ACSTV, a wireless cable television provider. ACSTV provides wireless cable television services over assigned UHF frequencies to approximately 2,300 customers in the Company's Anchorage and Fairbanks service areas. ACS Group is evaluating opportunities to expand its offering of wireless cable television services.



NETWORK FACILITIES

        As of December 31, 2000, ACS Group owned 74 exchanges serving approximately 330,000 access lines. All of the Company's exchanges are served by digital switches provided predominately by Nortel Networks. ACS Group's switches are linked through a combination of extensive aerial, underground and buried cable, including 485 miles of fiber optic cable, as well as digital microwave and satellite links. The Company has 100% single-party services (one customer per access line), and believes substantially all of its switches have current generic software upgrades installed, allowing for the full range of enhanced customer features.

        ACS Group has integrated numerous network elements to offer a variety of services and applications that meet the increasingly sophisticated needs of customers. These elements include Signal System 7 signaling networks, voice messaging platforms, digital switching, digital subscriber lines and, in some communities, integrated service digital network access. As the telecommunications industry experiences significant changes in technology, customer demand and competition, the Company intends to introduce additional enhancements.

        Network operations and monitoring are provided by ACS Group's network operating control center located in Anchorage. The network operating control center has technicians staffed or on-call seven days a week, 24 hours a day. Automated alarm systems are in place should problems arise with the network after normal business hours. The Company also has customer care call center facilities in Anchorage and Fairbanks along with additional customer care facilities in Juneau, Sitka, Kenai/Soldotna and Kodiak. All of these facilities offer extended business hours to efficiently handle customer inquiries and orders for service.

        ACS Group's cellular operations consist of three switching centers, 89 cell sites and four repeaters covering substantially all major population centers and highway corridors in Alaska. The Company uses Ericsson switches and radios for its cellular operations. The Company converted substantially of all of its switching and cell site equipment to digital service in 2000. The Company's switching and cell site infrastructure is linked by fiber and digital microwave. ACS Group's network operating control center located in Anchorage also supports all cellular switches in ACS Group's markets. Customer care centers are located in Anchorage, Fairbanks, Juneau and Kenai/Soldotna.

        The Company is enhancing its interexchange network to accommodate developing products and technology. The Company is working with Nortel Networks and other vendors on a multiple phase conversion of its network from a time division multiple access, or TDMA, circuit switched platform to an asynchronous transfer mode/Internet protocol, or ATM/IP. ACS Group believes the implementation of an ATM/IP network will enhance its capability to provide a complete suite of telecommunications and data services and achieve significant operating efficiencies. The Company completed the first phase of the conversion in 1999, which resulted in the migration of its network traffic to its fiber optic transport facilities acquired in June 1999. The Company completed the second phase in 2000, which involved the conversion of its transport connections between Anchorage and each of Fairbanks, Kenai, Juneau and Seattle from TDMA to ATM/IP. ACS Group expects to complete the implementation of its ATM/IP network by year-end 2002. Planned network enhancements prior to year-end 2002 will include the installation of call servers in Anchorage and either Fairbanks or Juneau and the conversion of network switching nodes to accommodate ATM/IP traffic.

        Completion of the ATM/IP network will enable the Company to provide an array of IP products throughout its core business. ACS Group currently offers frame relay, and will offer each of the following services as the necessary network elements are completed:

        - virtual private networks,

        - virtual private lines,

        - transparent local area networks (LAN),

        - proprietary LANs and wide area networks (WAN) and

        - high speed Internet access.


CUSTOMERS

        ACS Group has three basic types of customers for the services of its
LECs:

        - business and residential customers located in their local service areas that pay for local phone service,

        - interexchange carriers that pay for access to long distance calling customers located within the Company's local service areas and

        - competitive local exchange carriers ("CLECs") that pay for wholesale access to the Company's network in order to provide competitive local service on either a wholesale or UNE basis as prescribed under the 1996 Act.

        Approximately 56% of ACS Group's retail access lines served residential customers, while 44% served business customers.

        ACS Group also has approximately 76,000 cellular subscribers, 45,000 Internet subscribers and 57,000 long-distance subscribers consisting substantially of retail residential and business consumers.

        No single ACS Group customer represented more than 10% of its total 2000 consolidated revenue.


COMPETITION

        Local Telephone Service

        Incumbent local exchange carriers ("ILECs") may be subject to any of three types of competition:

        - facilities-based competition from providers with their own local service network,

        - resale competition from resale interconnection, or providers who purchase local service from the ILEC at wholesale rates and resell these services to their customers and

        - competition from UNE interconnection, that is, providers who lease UNEs from the ILEC.

        The geographic characteristics of rural areas presently make the entrance of most facilities-based competitors uneconomical because of the significant capital investment required and the limited market size. Therefore, ACS Group believes competition is likely to come from resale interconnection or UNE interconnection. There are no regional Bell operating companies in Alaska.

        In September 1997, GCI and AT&T Alascom, the two largest long distance carriers in Alaska, began providing competitive local telephone services in Anchorage. GCI competes principally through UNE interconnection with ACSA facilities, while AT&T Alascom competes primarily by reselling ACSA's services. Competition is based upon price and pricing plans, types of services offered, customer service, billing services, quality and reliability. GCI has focused principally on advertising discount plans for bundled services. AT&T Alascom's strategy has been to resell ACSA's service as part of a package of local and long distance services. As a result, ACSA now has approximately 37% competitive market penetration as of December 31, 2000. The Company expects GCI and AT&T Alascom to continue to compete for local telephone business.

        As "rural telephone companies" under the 1996 Act, ACS Group's rural LECs have historically been exempt from the obligation to lease their facilities or resell their services on a wholesale discount basis to CLECs seeking interconnection. However, on June 30, 1999 the APUC ordered these exemptions terminated for certain rural service areas of ACS Group, and on October 11, 1999, the RCA, which replaced the APUC on July 1, 1999, sustained the APUC's order. As a result, ACS Group's rural LECs entered into interconnection arbitration with GCI. This arbitration resulted in arbitration agreements for certain rural service areas of ACS Group. See "Business -- Regulation" for further discussion.

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

        In addition, while cellular telephone services have historically complemented traditional LEC services, the Company anticipates that existing and emerging wireless technologies may increasingly compete with LEC services. For example, AT&T has recently introduced its fixed wireless product to the Anchorage market. At this time it is not possible to predict the impact of this product on the Company's share of the local market. Technological developments in cellular telephone features, personal communications services, digital microwave and other wireless technologies are expected to further permit the development of alternatives to traditional wireline services.

        Cellular Services

        The wireless telecommunications industry is experiencing significant technological change, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements, and changes in consumer preferences and expectations. ACS Group believes that the demand for wireless telecommunications services is likely to increase significantly as equipment costs and service rates continue to decline and equipment becomes more convenient and functional. Competition is based on price, quality, network coverage, packaging features and brand reputation. In addition, there are six PCS licensees in each of the Company's cellular service areas. ACS Group holds PCS licenses covering Anchorage, Fairbanks and Juneau. ACS Group currently competes with at least one other wireless provider in each of its cellular service areas, including AT&T Wireless Services, Alaska DigiTel, and Dobson Communications. At least one new wireless competitor is expected to enter the Alaska market in 2001. The Company believes that the unique and vast terrain and the high cost of PCS system buildout make entrance into markets outside Anchorage uneconomical at this time.

        As the market for simple cellular voice services approaches maturity, providers are experiencing downward pressure on price. ACS Group is positioning itself to offset this impact by bringing new higher margin services to market. By developing products for targeted market segments, the Company is leveraging the advantage in market share and geographical coverage to attract new customers and increase monthly revenues from existing customers. New products will be coming to market in 2001 that will address the specific needs of the oil and construction industries. New consumer offerings will also come to market in 2001. These new services are expected to provide a means for differentiation, produce additional revenues and increase margins.

        Long Distance Services

        The long distance telecommunications market is highly competitive. Competition in the long distance business is based on price, customer service, billing services and quality. The Company currently offers long distance service to customers located throughout the state of Alaska; however, it is focused primarily on the more populous communities in the state. AT&T Alascom and GCI are currently the two major competing long distance providers in Alaska. The Company currently has less than 5% of total long distance revenues in Alaska. The Company provides traditional "1+" direct distance dialing (DDD), toll-free services, calling cards and private line services for data and voice applications. In late 2000, The Company introduced its flat-rate long distance "Infinite Minutes" program, which helped to increase its market share in the residential long distance segment over previous periods. ACS Group expects to continue offering innovative products of this nature in the future.

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


SALES AND MARKETING

        ACS Group and its Predecessor Entities have historically conducted their sales and marketing operations for each of their respective products on a stand-alone basis, with each product line having its own sales force and marketing department. ACS Group has consolidated its product and service offerings under the "Alaska Communications Systems" and "ACS" brands, subject to regulatory and strategic business considerations.

        Key components of the Company's sales and marketing strategy include:

        - marketing current and future service offerings aggressively, including packaged service offerings,

        - centralizing marketing functions and

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

        ACS Group has begun, to a limited extent, within regulatory bounds, marketing local telephone services in attractively priced, packaged service offerings with cellular, long distance and Internet services. However, ACS Group believes packaged offerings are popular with customers because they allow customers to enjoy pricing for a number of services at a substantial discount to a la carte pricing of individual services. Subject to regulatory limitations, the Company intends to expand this strategy, which it expects will increase the average revenue per customer, and result in a more loyal and satisfied customer base and in reduced churn.

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


EMPLOYEES

        ACS Group considers employee relations to be good. As of December 31, 2000, the Company employed a total of 1,163 regular full-time employees, 857 of whom were represented by the International Brotherhood of Electrical Workers, Local 1547 ("IBEW"). On November 2, 1999, the IBEW membership for ACS Group ratified the terms of the new master collective bargaining agreement that governs the terms and conditions of employment for all IBEW represented employees working for ACS Group in the State of Alaska. The master agreement embraces a labor-management relationship that is founded on trust, cooperation and shared goals. The November 1999 agreement, which expires December 31, 2006, provides for wage increases up to 4% in specified years based on the annual increases in the U.S. Department of Labor CPI-U, the consumer price index for Anchorage. The last wage increase under the agreement was implemented in January 2000 and the next scheduled wage review is in July 2001. The master agreement also provides escalation in contributions of up to 4% annually for the health and welfare contributions that are made by ACS Group on behalf of the represented employee group. There have been no work stoppages or strikes, and none are anticipated.

        ACS Group enjoys good relations with the employee group that is not represented by the IBEW as well. Non-represented employees qualify for wage increases based on individual and company performance. Additionally, employees represented by ACS Group receive health and welfare packages that are competitive in the marketplace in which ACS Group competes.

REGULATION

        OVERVIEW

        The Company's local telephone operating subsidiaries, ACSA, ACSF, ACSAK, and ACSN, are each "telecommunications carriers" and ILECs under the Communications Act of 1934 (the "Communications Act"), which was amended by the 1996 Act, and are subject to FCC jurisdiction. ACSLD, ACS Group's long distance subsidiary, is also subject to both the FCC and RCA's regulatory jurisdiction. ACS Group's cellular and PCS companies are also subject to FCC jurisdiction because they are telecommunications carriers and because they hold FCC-issued licenses. The Company's local telephone operating companies are also "public utilities" within the meaning of the Alaska statutes and are, therefore, governed by the applicable rules and regulations of the RCA. The RCA succeeded to the regulatory responsibilities of the APUC when it ceased to exist on June 30, 1999.

        FEDERAL REGULATION

        Under the federal regulatory scheme, ILECs are required to comply with the Communications Act and the applicable rules and regulations of the FCC. In substantially overhauling the Communications Act, the 1996 Act was intended to, among other things, eliminate unproductive regulatory burdens and promote competition. Despite this, telecommunications carriers are still subject to extensive ongoing regulatory requirements. For instance, ACS Group's subsidiaries are required to maintain accounting records in accordance with the Uniform System of Accounts, to structure access charges according to FCC rules, and to charge for interstate services at a rate of return not to exceed a rate prescribed by the FCC. The FCC also must give prior consent to transfers of control and assignments of radio frequency licenses. The FCC requires ILECs providing access services to file tariffs with the FCC reflecting the rates, terms and conditions of those services. These tariffs are subject to review and potential objection by the FCC or third parties. Additionally, all of the Company's LECs are "ILECs" within the meaning of the 1996 Act. As such, they are subject to various requirements under that Act, including specific interconnection duties such as providing requesting telecommunications carriers with UNEs and wholesale discounted resale of end user services.

        As of 2001, long distance companies will be precluded from filing tariffs for interstate domestic services. Federal tariffing is being replaced with Internet web site posting of offers, terms and prices. ACSLD was fully detariffed prior to the end of 2000.

        STATE REGULATION

        Telecommunications companies subject to the RCA's jurisdiction are required to obtain certificates of public convenience and necessity prior to operating as a public utility in Alaska. The RCA is responsible for approving new certificates and any transfers of existing certificates. In addition, the RCA is responsible for implementing a portion of the competitive requirements of the 1996 Act, as well as for regulating intrastate access and rates for local and other services of local telephone companies. After passage of the 1996 Act, the APUC adopted a plan to address competition issues across Alaska. The APUC established multiple dockets to investigate different competition-related issues, including revising local and long distance market structures, reforming its intrastate access charge system and establishing a state universal service fund. In addition to its preliminary actions to mandate access charge depooling for ILECs operating in competitive markets, the RCA made operational the new Alaska Universal Service Fund ("AUSF"). In a subsequent rulemaking, the RCA revised its eligibility standards for companies receiving high-cost switching support from the AUSF. These new rules resulted in a loss of support to ACS Group's rural affiliates. Rather than seeking interim local relief for this cost recovery shift, ACS Group has opted to include consideration of this issue in the more comprehensive rate proceedings described below.

        In connection with regulatory approval of ACS Group's acquisitions of CenturyTel's Alaska Properties and ATU in 1999, the APUC imposed several conditions on its operating companies. Among those conditions was a requirement that ACSA, ACSF, ACSAK, and ACSN each file revenue requirement, cost of service and rate design studies no later than July 2001. All of these companies except

ACSF were also required to file updated depreciation analyses concurrently with the rate case filings. ACS Group is actively involved in the production of these filings and anticipates that a comprehensive schedule will be established after a pre-hearing conference.

        As previously noted, restrictions were placed on the ability of ACS Group's rural LECs to bundle service offerings with ACSLD. In October 2000, ACSLD offered its innovative, flat-rated long distance plan called "Infinite Minutes." Initially, the Infinite Minutes was offered in the interstate jurisdiction and included an eligibility requirement that customers subscribe to ACS Group's local service (or Internet service where ACS Group's local service was not otherwise available). After introducing the interstate plan, ACS Group's filed a similar instate plan with the RCA. Although approved on an interim basis, the RCA imposed several conditions on Infinite Minutes. Among these was the conclusion that requiring LEC subscription as an eligibility criterion violated ACSLD's certificate restrictions regarding "bundled offers." The RCA ordered ACSLD to "de-link" the instate Infinite Minutes offer from any LEC bundling requirement for all markets, including Anchorage. The RCA also ordered ACSLD to offer instate Infinite Minutes to all customers on a statewide basis and to do so via a "1-800" platform in those locations where ACSLD did not already operate. Finally, the RCA directed ACSLD to order equal access interconnection with its competitor, GCI, in Anchorage, to facilitate access to Infinite Minutes by GCI's LEC customers. After considerable review of the changing economic profile of this offer as imposed by the RCA, ACSLD has determined to discontinue its instate Infinite Minutes plan and has made appropriate filings with the RCA to do so.

        Having secured both LEC certification and interconnections agreements to serve the local exchange markets in Juneau and Fairbanks, Alaska, GCI's CLEC operation has filed for "Eligible Telecommunications Carrier" ("ETC") status with the RCA. ETC designation is an essential first step in securing "portable" or shared universal service support. ACS Group's operating companies are currently designated as ETCs in the same two markets for which GCI seeks similar designation. Although it is possible to have multiple ETCs in a single market, GCI's request is unusual in that it asks the RCA to act in advance of all eligibility requirements having been met. ACS Group and the Alaska Telephone Association are expected to file comments with the RCA.

        The RCA also commenced a rulemaking geared towards new regulations for the "deaveraging" of LEC study areas for purposes of computing universal service support. The regulatory objectives include creating competitive incentives in the lower cost components of the study area without placing undue pressure on support mechanisms for the higher cost segments. Although currently inactive, this rulemaking is of particular interest to ACS Group and is likely to be scheduled for further proceedings in 2001 along with an anticipated new rulemaking targeted at further access charge reform.

        COST RECOVERY AND REVENUE RECOGNITION

        As a regulated common carrier, the operating subsidiary companies of ACS Group are afforded the opportunity to set maximum rates at a level that allows the Company to recover the reasonable costs incurred in the provision of regulated telecommunications services and to earn a reasonable rate of return on the investment required to provide these services.

        These costs are recovered through:

        - monthly charges to end users for basic local telephone services and enhanced service offerings,

        - access charges to interexchange carriers for originating and terminating interstate and intrastate interexchange calls,

        - interconnection charges, wholesale service charges, UNE charges, and other rates to competing carriers interconnecting with the Company's networks or reselling its services and

        - high-cost support mechanisms, such as the federal Universal Service Fund and the AUSF.

        Maximum rates for regulated services and the amount of high-cost support are set by the FCC with respect to interstate services and by the RCA with respect to intrastate services.

        In conjunction with the recovery of costs and establishment of rates for regulated services, a LEC must first determine its aggregate costs and then allocate those costs between regulated and nonregulated services. After identifying the regulated costs of providing local telephone service, a LEC must allocate those costs between state and federal jurisdictions and among its various interstate and intrastate services. This process is complicated by the necessity to allocate specific pieces of plant and equipment to a particular service because a LEC's plant and equipment are utilized for different jurisdictional services, such as local telephone and interstate and intrastate access. This process is referred to as "separations" and is governed primarily by the FCC's rules and regulations. The underlying legal purpose of separations rules is to define how a carrier's expenses are allocated and recovered from federal and state jurisdictions. The FCC is considering whether to modify or eliminate the current separations process. This decision could indirectly increase or reduce earnings of carriers subject to separations rules by reallocating costs between the federal and state jurisdictions.

        INTERSTATE END-USER RATES

        The deployment of the local telephone network from the switching facility to the customer is known as the "local loop" and is one of the most significant costs incurred by a LEC in providing telephone service. The FCC has established a rate structure that provides for the recovery of a portion of the cost of the local loop allocated to the interstate jurisdiction directly from the end user customer through the assessment of a subscriber line charge. The remaining portion of the local loop costs are recovered from interstate access charges to an interexchange carrier or, in some circumstances, from the federal Universal Service Fund. A number of new initiatives under review at the FCC have the potential to shift substantial portions of the interexchange contribution directly to the end user. Both the Coalition for Affordable Local and Long distance Services ("CALLS") and the proposed Multi-Association Group ("MAG") plans include an appreciable increase in the subscriber line charge paid by both residential and business customers. The CALLS plan, affecting companies servicing predominantly large, urban markets, has already been given FCC approval. The similarly structured MAG plan, which may, if adopted, have direct application to markets in Alaska, is under review by the FCC at this time.

        As a result of the market and geographic conditions in rural areas, the costs of providing local loop and switching services are often higher than in urban areas. In the absence of an accommodation in the FCC rules to address this fact, a substantial portion of the costs of smaller LECs would remain allocated to the intrastate jurisdiction placing substantial pressure on such carriers to charge higher rates for intrastate services. Accordingly, the FCC provides for additional interstate cost recovery by eligible telecommunications carriers through the federal Universal Service Fund. The federal Universal Service Fund is available to carriers whose local loop costs are significantly above the national average as calculated pursuant to FCC rules. Recent FCC rulings have made this high-cost support available to a competitive carrier, on an averaged per line basis, for those lines serving customers switching to the competitive carrier. See "Promotion of Universal Service," below. Rules for rural telephone companies are still being developed by the FCC and have not been adopted as of March 8, 2001.

        INTERSTATE ACCESS RATES

        Interstate access rates are developed on the basis of a LEC's measurement of its interstate costs for the provision of access service to interexchange carriers divided by its projected demand for access service. The resulting rates are published in a company's interstate access tariff and filed with the FCC, at which time they are subject to challenge by third parties and to review by the FCC.

        The FCC recognized that this rate making and tariff filing process may be administratively burdensome for small LECs. Accordingly, the FCC established NECA, in 1983 to, among other things, develop common interstate access service rates, terms and conditions. NECA develops interstate access rates on the basis of data that are provided individually by participating LECs and blended to yield average rates. These rates are intended to generate revenue equal to the aggregate costs plus a return on the investment of all of the participants. Currently, the authorized maximum rate of return used in setting interstate access rates is 11.25%.

        On August 24, 2000, GCI, filed a formal complaint with the FCC under various provisions of the Communications Act of 1934 (as amended), alleging that ACSA (formerly known as ATU) exceeded their federally authorized rates of return related to the 1997-1998 monitoring period. The principal issue raised in the complaint focuses on the proper jurisdictional recognition (federal versus state) of minutes of use associated with Internet service provider traffic. On January 24, 2001, the FCC issued an order finding for GCI on the matter and ordering the Company to pay GCI approximately $2.7 million plus interest. The Company has filed an appeal in the United States Court of Appeals for the District of Columbia Circuit and will seek a stay concerning its obligation to pay GCI during the pendency of the appeal. The Company believes it has adhered to applicable legal requirements and is actively defending its position, but cannot predict the ultimate outcome of the proceedings. Amounts potentially refundable under the FCC's order are fully reserved at December 31, 2000.

        Individual participating LECs are likely to have costs of providing service that are either higher or lower than the revenues generated by applying the overall NECA tariff rate. To rectify this result, the revenues generated by applying the NECA rates are pooled from all of the participating companies and redistributed on the basis of each individual company's costs. The result of this process not only eliminates the burden of individual tariff filing, but also produces a system in which small companies can share and spread risk. For example, if a smaller LEC filed its own tariff and subsequently suffered the loss of major customers that utilize interstate access service, the LEC could suffer significant under-recovery of its costs. In the NECA pool environment, the impact of this loss is reduced because it is spread over all of the pool participants.

        NECA operates separate pools for traffic sensitive costs, which are primarily switching costs, and non-traffic sensitive costs, which are primarily loop costs. Companies are also free to develop and administer their own interstate access charges. ACS Group's rural LECs participate in both the traffic sensitive and non-traffic sensitive NECA pools. ACSA files its own traffic sensitive access tariffs with the FCC but participates in the NECA non-traffic sensitive pool.

        The FCC has initiated a proceeding to review its policies governing interstate exchange access rates and the rate of return applicable to ILECs who are subject to rate-of-return, rather than price cap, regulation. All of the Company's LEC subsidiaries are rate-of-return regulated, and thus the outcome of this proceeding could directly affect their earning prospects. The FCC has not yet taken final action in this proceeding. In October, 2000, the MAG composed of three trade associations representing small rural telephone companies, submitted a proposal to the FCC that would, if adopted: (1) preserve the current 11.25 percent authorized rate of return for LECs subject to rate-of-return regulation;
(2) permit these carriers to elect "incentive" regulation that would allow them to earn in excess of the authorized rate of return under some circumstances; and
(3) decrease overall interstate access charge rate levels, while increasing universal service support payments. The FCC sought comment on the MAG Plan in January 2001. The outcome of this proceeding and its ultimate impact on the Company cannot be predicted at this time.

        On October 26, 2000, the FCC granted the petition of a subsidiary of ACS Group, ACSA (previously filed under the name of ATU), seeking a waiver of certain federal access charge rules. The effect of the waiver is to permit ACSA pricing flexibility through the ability to offer term and volume discount pricing in connection with its switched access services. The FCC waiver was granted, in part, upon findings concerning the level of competition in the Anchorage marketplace, as demonstrated in the record of the proceedings.

        END USER LOCAL RATES

        The levels of rates charged to end-users for the provision of basic local service are generally subject to rate-of-return regulation administered by the RCA. Local rates are typically set at a level that will allow recovery of embedded costs for local service divided by the number of services and customers. Recognized costs include an allowance for a rate of return on investment in plant used to provide local service. Rate cases are typically infrequent, carrier-initiated and require the carrier to meet substantial burdens of proof. The last APUC-authorized rates of return were 12.55% and 11.70% for ACSAK and ACSN, respectively. These rates were ordered in 1989. ACSA's last authorized rate of return was 8.97% for retail local exchange and 10.85% for intrastate access, ordered in 1991. ACSF was previously not regulated by the APUC and instead was regulated by the City of Fairbanks Public Utilities Board. As a condition of the acquisition of the City of Fairbanks Telephone Operation by a predecessor company, the APUC required that a general rate proceeding be initiated for ACSF by June 1999. This proceeding has been delayed and combined with a requirement that all ACS Group's affiliate LECs file revenue requirement analyses, cost of service studies and proposed rate designs with the RCA no later than July 1, 2001.

        The APUC adopted regulations to govern competition in the local exchange marketplace. The transitional regulations provide for, among other things:

        - initial classification of all ILECs, including the Company's rural properties and ACSA, as dominant carriers,

        - symmetrical requirements that all carriers, both dominant and nondominant, offer all retail services for resale at wholesale rates and

        - substantial dominant carrier pricing flexibility in competitive areas, under which carriers may reduce retail rates, offer new or repackaged services and implement special contracts for retail service upon 30 days' notice to the APUC. Only rate increases affecting existing services are subject to full cost support showings for LECs in areas with local competition.

        INTRASTATE ACCESS RATES

        In the past, the APUC had required all local companies in Alaska to pool their access costs and has set an annual statewide average price for access service. Each LEC charges interexchange carrier fees for originating or terminating long distance calls on its network based on the statewide average cost of access rather than on its individual costs of access. Access revenues are collected in a pool administered by the AECA and then redistributed to the LECs based on their actual costs. With the passage of the 1996 Act and increased competition in the local exchange market, the APUC began a process of reforming intrastate access charges.

        Under recent revisions to the Alaska access system, LECs not yet subject to local competition continue to participate in the AECA pool. Participants in this pool recover their costs based on the embedded cost of services most recently authorized by the RCA. In the event of competitive entry into a dominant incumbent carrier's service area, these revisions also require the dominant LEC to exit the pool and initiate separate access charges. Dominant LECs subjected to competitive entry have the right to propose that their access charges be based on market rates. The RCA is currently advancing a proceeding to examine whether changes to the current annual process for establishing access charges are warranted. The RCA is also expected to issue a new access charge reform Notice of Inquiry in early 2001 which will target further substantive changes in access charge derivation.

        An additional consequence of this access reform is the continued removal of subsidies implicit in access pricing. For instance, the APUC abolished the "weighting system" for the non-traffic-sensitive rate element that had loaded extra costs on access charges for lower cost urban exchanges to support rural exchanges. At the same time, the APUC shifted the support requirement for high switching costs to a state universal service fund. The RCA has adopted new regulations which limit this switching support to local companies with access lines of 20,000 or less. This change has reduced the amount of AUSF, which the Company's rural LECs receive and the resulting cost recovery shift will be addressed in the local service rate cases to be filed in 2001.

        The AUSF serves as a complement to the federal Universal Service Fund, but must meet federal statutory criteria concerning consistency with federal rules and regulations. Currently, the AUSF only subsidizes a portion of higher cost carriers' switching costs, and the costs of lifeline service, which supports rates of low income customers. It is expected that application of the fund to support certain public interest payphones will occur in 2001. It is unclear the degree to which the AUSF might be used to absorb cost shifts that occur if federal universal service support is scaled back in the future.

        THE TELECOMMUNICATIONS ACT OF 1996

        Among other things, the 1996 Act was enacted to enhance competition without jeopardizing the availability of nationwide universal service at affordable rates. These two objectives have resulted in a complex set of rules intended to promote competitive entry in the provision of local telephone services except where entry would adversely affect the provision of universal service or the public interest.

        PROMOTION OF LOCAL SERVICE COMPETITION AND RURAL EXEMPTIONS

        The 1996 Act made competitive entry into the local telephone business more attractive to other carriers by removing barriers to competition. In order to promote competition, the 1996 Act established new interconnection rules generally requiring LECs to allow competing carriers to interconnect with their local networks. Congress recognized, however, that when the desire to promote competition conflicted with the ability of existing carriers to provide universal service to higher cost customers, LECs classified as "Rural Telephone Companies" should be exempted from interconnection requirements until the continuation of the exemption was no longer required by the public interest, as defined in the 1996 Act.

        Under the 1996 Act, all LECs, including both ILECs and new competitive carriers, are required to:

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

        The 1996 Act also requires ILECs to:

        - negotiate in good faith the terms and conditions of interconnection with any competitive carrier making a request for same,

        - interconnect their facilities and equipment with any requesting telecommunications carrier at any technically feasible point,

        - unbundle and provide nondiscriminatory access to UNEs, such as local loops, switches and transport facilities, at nondiscriminatory rates and on nondiscriminatory terms and conditions, unless such carriers are exempt as rural telephone companies,

        - offer resale interconnection at wholesale rates,

        - provide reasonable notice of changes in the information necessary for transmission and routing of services over the ILEC's facilities or in the information necessary for interoperability and

        - provide for the physical collocation of equipment necessary for interconnection or access to UNEs at the premises of the ILEC, at rates, terms and conditions that are just, reasonable and nondiscriminatory.

        In order to implement interconnection requirements, LECs generally enter into negotiated interconnection arrangements with competing carriers. LECs may also offer interconnection tariffs, available to all competitors.

        Competitors are required to compensate a LEC for the cost of providing interconnection services. In the case of resale interconnection, the rules provide that the rates charged should be on a wholesale basis and reflect the current retail rates of the ILEC, excluding the portion of costs avoided by the ILEC. In the case of UNE interconnection, rates are based on costing methodologies that employ a forward-looking economic cost pricing methodology known as Total Element Long Run Incremental Cost ("TELRIC").

        On January 25, 1999, in AT&T Corp. et al. v. Iowa Utilities Board et al. 525 U.S. 366 (1999), the U.S. Supreme Court affirmed the FCC's authority to develop national pricing guidelines, but the Supreme Court did not evaluate the substance of these rules. Some ILECs have argued that the FCC improperly placed upon them the burden of proof in rural exemption proceedings and improperly defined the meaning of the term "not unduly economically burdensome" as used in the 1996 Act. In addition, some ILECs argued that the FCC's forward-looking TELRIC pricing methodology does not allow adequate compensation for the provision of UNEs.

        On July 18, 2000, in Iowa Utilities Board, et al. v. Federal Communications Commission 219 F.3d 744 (8th Cir. 2000) ("Iowa II"), the Eighth Circuit Court of Appeals ordered some of these FCC rules to be vacated on the grounds they were inconsistent with the 1996 Act. The Eighth Circuit said the FCC's rural exemption rules were contrary to the plain language of the 1996 Act. As to the FCC's TELRIC pricing methodology, the Eighth Circuit upheld the use of a forward-looking economic model but vacated the FCC's rule requiring the pricing model to assume a hypothetical network based upon the most efficient technology currently available and the lowest cost network configuration.

        On September 22, 2000, the Eighth Circuit stayed that portion of its mandate which vacated the FCC hypothetical network rule (set out at 47 C.F.R.
Section 51.505(b)(1)). This suspension was ordered by the Court to permit parties to the proceeding to seek review of its Iowa II decision by the U.S. Supreme Court. On January 22, 2001, the U.S. Supreme Court granted certiorari to review the Eighth Circuit's decision requiring the FCC to vacate its hypothetical network rule. The Eighth Circuit did not suspend other portions of its decision, including those portions vacating FCC rules addressing the "rural exemption" provisions of 47 U.S.C. Section 251(f)(1), and the U.S. Supreme Court declined to review the Eighth Circuit's rural exemption decision.

        Subsequent to staying its mandate concerning the hypothetical network rule, on January 8, 2001, the Eighth Circuit, in Southwestern Bell v. Missouri Public Service Commission, 2001 W.L. 13289 (8th Cir. 2001), vacated an interconnection agreement approved by the Missouri PSC on the grounds that it relied on the hypothetical network rule that the Eighth Circuit had previously found invalid. The Eighth Circuit, in that case, specifically held that despite staying its mandate in Iowa II, all interconnection agreements must be based on use of a pricing methodology that is consistent with the court's ruling in Iowa II.

        The 1996 Act also specifies that resale and UNE rates are to be negotiated among the parties, or, if the parties fail to reach an agreement, arbitrated by the relevant state regulatory commission. Once the parties have come to agreement, the proposed rates are subject to final approval by the state regulatory commission.

        In January 1997, ACSA's predecessor ATU entered into an interconnection agreement with GCI, which provides for resale and UNE interconnection, and with AT&T Alascom, which provides for resale interconnection. Neither interconnection agreement contained a defined term or a termination date. Near the end of 1999, the Company notified GCI and AT&T of its view that the interconnection agreements pertaining to ACSA had reached the end of a reasonable period of availability. In January of 2000, the Company filed a motion with the RCA to reopen the original GCI arbitration proceedings involving ACSA for the purpose of establishing of an appropriate forward looking cost model and the re-pricing various interconnection services and UNEs in the Anchorage market. The RCA subsequently granted the essence of the Company's motion and has reopened the docket for such purposes. No action was taken in 2000, but the Company expects the RCA to hold hearings and consider the matter in 2001.

        Certain of ACS Group's local operating utilities, ACSAK, ACSN, and ACSF, are defined as "rural telephone companies" under the 1996 Act. As rural telephone companies, they were granted rural exemptions from the requirements relating to both resale interconnection and UNE interconnection. The rural exemptions were to continue until the APUC determined that interconnection was technically feasible, not unduly economically burdensome and consistent with the 1996 Act's universal service provisions.

        On June 30, 1999, the APUC issued an order terminating the rural exemptions of ACSN, ACSAK and ACSF. On October 11, 1999, the RCA affirmed the APUC's order. As a result, these rural LECs are no longer exempt from the 1996 Act's interconnection requirements applicable to ILECs, and the Company's competitors immediately requested interconnection agreements.

        Separately, on September 1, 1999, ACS Group filed petitions with the RCA seeking suspension or modification of interconnection duties and addressing market structure reforms for the Fairbanks and Juneau-Douglas markets. In those petitions, the Company's rural LECs proposed tariffed terms and conditions, including pricing, for resale of their services at wholesale discounts, for certain UNEs, and for the interconnection of their facilities and those of CLECs in the Fairbanks and Juneau-Douglas markets, effective January 1, 2000. Further, as part of that proposal, ACS Group also requested that the RCA permit its LECs to operate subject to competitive regulation and that the RCA remove or reduce other regulatory limitations in those markets, effective January 1, 2001. Subsequently, on October 26, 1999, the RCA dismissed the Company's petitions seeking to establish open competitive markets in Fairbanks and Juneau through tariffed interconnection terms and conditions.

        On November 10, 1999, the Company filed a formal appeal of the RCA's order terminating the rural exemptions in the Alaska Superior Court. On November 12, 1999, the Company filed a parallel appeal of the RCA's order dismissing its petitions for tariffed interconnection in the Alaska Superior Court. The issues in the case were fully briefed during the year 2000. Recently, the court denied the Company's request to stay the RCA's order terminating the rural exemptions. Although ACS Group believes that the appeals are well founded, it cannot predict the timing and outcome of this litigation. The Company believes that the RCA's order is inconsistent with the pronouncements of the Eighth Circuit and that tariffing terms and conditions for interconnection will promote more open competitive markets and thus eventually promote regulatory flexibility and/or reduced regulation.

        Subsequent to terminating the rural exemptions for the Fairbanks and Juneau-Douglas markets, the Company entered into unsuccessful negotiations for interconnection agreements with GCI. Interconnection issues, including the pricing for UNEs, were subject to an RCA arbitration during the year 2000. On September 5, 2000, the RCA issued orders largely ratifying the findings of the arbiter in the Fairbanks and Juneau interconnection arbitration proceedings involving the Company and GCI. On September 25, 2000, the Company filed protective appeals in the State Superior Court and in the Federal District Court for the District of Alaska, alleging various errors in the RCA orders. On October 5, 2000, the RCA issued final orders affirming the interconnection agreements arbitrated in these proceedings. On October 20, 2000, the Company filed a petition for reconsideration with the RCA, seeking Commission review and redetermination of specific elements in its final order. The RCA did not act on this petition. Although ACS Group believes that the appeals are well founded, it cannot predict the timing and outcome of this litigation. The Company has and will continue to vigorously defend its proposed cost models and interconnection charges but it cannot be certain that it will be able to charge rates that provide fair compensation for providing UNEs and/or schedule discounted resale services.

        In 1999, the Company also received requests for interconnection from Alaska Fiber Star, L.L.C. In 2000, the Company executed interconnection agreements with Alaska Fiber Star, L.L.C. with terms tied to the Company's interconnection agreements with GCI. The Company expects other interconnection requests in the future.

        For 2000, ACS Group's LECs benefiting from rural exemptions accounted for 40.2% of its consolidated operating revenues and 44.4% of its consolidated operating income. The loss of the rural exemptions, absent compensating measures, such as rate increases or market structure reforms, including the replacement of implicit subsidies by explicit support mechanisms, rate deaveraging, or regulatory flexibility, could adversely affect the Company's operating results.

        PROMOTION OF UNIVERSAL SERVICE

        While the 1996 Act promoted Congress' policy of ensuring that affordable service is provided to consumers universally in rural, high-cost areas of the country, the 1996 Act altered the framework for providing universal service by:

        - providing for the identification of those services eligible for universal service support,

        - requiring the FCC to make implicit subsidies explicit,

        - expanding the types of communications carriers required to pay universal service contributions and

        - allowing CLECs to be eligible for funding.

        These and other provisions were intended to make provision of universal service support compatible with a competitive market.

        Pursuant to the 1996 Act, federal Universal Service Fund payments are only available to carriers that are designated as eligible telecommunications carriers by a state public utilities commission. In areas served by rural

LECs, the 1996 Act provides that a state public utilities commission may designate more than one eligible telecommunications carrier, in addition to the ILEC, only after determining that the designation of an additional eligible telecommunications carrier is consistent with the public interest. As a result, an incumbent rural LEC has an opportunity to maintain its status as the sole recipient of federal Universal Service Fund payments in its service area, even if it is subsequently subjected to competition. ACSAK, ACSN and ACSF are currently the sole designated eligible telecommunications carriers in their respective service areas, although GCI has requested that the RCA designate it as an eligible telecommunications carrier in Fairbanks, Juneau, Eielson, and Fort Wainwright, all of which are currently served by the Company's subsidiaries. The addition of a second eligible telecommunications carrier in the service areas of ACS Group's properties could have the effect of reducing the amount of funds available from the federal Universal Service Fund and could materially adversely affect the Company's ability to achieve a reasonable rate of return on the capital invested in its network.

        The FCC has adopted new universal service rules for non-rural LECs, such as ACSA, effective January 1, 2000. These rules, like those previously in effect, provide no federal universal service fund support to ACSA.

        Rules for rural telephone companies are still being developed by the FCC, in consultation with a Federal-State Joint Board on Universal Service ("Joint Board"). The RCA Chairman is a member of this Joint Board, and the Company's remaining LEC subsidiaries are rural telephone companies as defined in the 1996 Act. In September 1997, the Joint Board created a Rural Task Force
(RTF) to study universal service issues facing rural telephone companies. In September 2000, the RTF issued a recommendation to the Joint Board that, if adopted by the FCC, would largely preserve or increase existing universal service support to rural carriers. The FCC has sought comment on the RTF Plan and is expected to act on it in 2001.

        Because the operating subsidiary companies of ACS Group provide interstate and international services, they are required to contribute to the federal Universal Service Fund a percentage of their revenue earned from their interstate and international services. Although the Company's rural LECs receive subsidies from the federal Universal Service Fund, they cannot be certain of how, in the future, the Company's contributions to the fund will compare to the subsidies they receive from the fund.

        Separately, the FCC has conducted a rulemaking concerning ways to promote basic and advanced services to unserved and underserved areas. In June 2000, the FCC determined that all carriers, including cellular and other carriers, must first consult with the relevant state commission to determine whether the state commission or the FCC may properly designate the carrier as an eligible telecommunications carrier to receive federal universal service support for services provided on non-tribal lands. The FCC has indicated that it will act on carrier requests to be designated as an eligible telecommunications carriers for non-tribal lands only if the carrier provides a statement from the state commission or a court of competent jurisdiction that the state commission lacks authority to do so.

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

        The FCC restricts the amount of wireless spectrum that a single entity may hold in a market. Currently, the FCC's rules prohibit an entity from holding more than 45 MHz of spectrum, except for certain rural cellular markets, in which the limit is 55 MHz. Many interested parties in the wireless industry have proposed elimination of the FCC's cap on wireless spectrum. On January 23, 2001, the FCC initiated a proceeding to examine whether conditions in wireless markets warrant elimination or modification these spectrum "cap" rules. Until this rule is relaxed or eliminated, it will limit the amount of wireless spectrum the Company can acquire in a particular market.

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

        - The FCC is considering mechanisms to permit commercial mobile radio service operators to charge the party initiating the call for the call (even if it is not a personal communications service or cellular subscriber).

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

        In 1996, the FCC issued an order that required nondominant interexchange carriers, like ACS Group, to cease filing tariffs for its domestic interexchange services. The order required mandatory detariffing and gave carriers nine months to withdraw federal tariffs and move into contractual relationships with their customers. This order subsequently was upheld by the United States Court of Appeals for the District of Columbia Circuit. As a result, all interstate interexchange carriers, including ACSLD, were required to detariff contract-type interstate, interexchange services by January 31, 2001, and must detariff interstate consumer long distance services by April 30, 2001. These rules also require ACSLD to post the rates, terms, and conditions of its service on its Internet web site, and engage in other public disclosure activities. The FCC has also proposed rules that would require nondominant international carriers to detariff international services. ACSLD is already in compliance with these current FCC requirements.

        FCC POLICY ON INTERNET SERVICES

        The 1996 Act establishes a distinction between telecommunications services, which are regulated by the FCC, and information services, which remain unregulated. ACS Group's Internet services are considered information services and are not regulated by the FCC. Because the regulatory boundaries in this area are somewhat unclear and subject to dispute, however, the FCC could seek to characterize some of the Company's information services as "telecommunications services." If that happens, those services would become subject to FCC regulations. The impact of a reclassification of ACS Group's Internet services is difficult to predict.

        In June 2000, the United States Court of Appeals for the Ninth Circuit held that AT&T's high-speed Internet access service, delivered using cable television facilities, constituted both a "telecommunications" and an "information" service. In response to this holding, in September 2000, the FCC launched a proceeding to examine whether providers of high-speed Internet access over such cable facilities should be required to provide "open access" to their facilities to competing Internet service providers on a nondiscriminatory basis. If the FCC implements such a requirement, the Company may be able to supplement its own high-speed Internet access offerings by obtaining access to GCI's high-speed Internet access cable lines for its own Internet service provider.

        OTHER REGULATORY PROCEEDINGS

        In addition to the foregoing matters, a number of other FCC, state and judicial proceedings are currently pending or may be initiated in the future which could materially affect the Company's business. Some of these proceedings include:

        - The 1996 Act placed statutory restrictions on the ability of telecommunications carriers to use and disclose certain types of customer information in marketing different types of services. The U.S. Court of Appeals for the Tenth Circuit has held that the FCC's rules implementing this provision of the 1996 Act were an unconstitutional abridgment of the carrier's freedom of speech. In June 2000, the United States Supreme Court denied a petition to review the Tenth Circuit's decision. The FCC has not yet acted to develop revised implementing regulations. Although the Company continues to adhere to the statutory restrictions and the FCC's former rules pending further legal developments, any further FCC action to create new implementing rules may impose significant additional restrictions on ACS Group's ability to market packaged service offerings to its customers. The FCC has adopted new rules designed to make it easier for customers to understand the bills of telecommunications carriers. These new rules, among other things, establish certain requirements regarding the formatting of bills and the information that must be included on bills. In response to several petitions for reconsideration, in March 2000, the FCC largely reaffirmed its rules.

        - The FCC has adopted an order that requires telecommunications service providers to make their services accessible to individuals with disabilities, if readily achievable. It is unclear the effect that this order will have on ACS Group's businesses.

        - The FCC has ordered telecommunications service providers to provide law enforcement personnel with a sufficient number of ports and technical assistance in connection with wiretaps. In August 2000, the United States Court of Appeals for the District of Columbia Circuit vacated portions of these FCC rules and remanded the matter to the FCC for further consideration. The FCC has not yet taken action on remand. The Company cannot predict its costs of complying with these rules at this time.

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

        ACS Group's cellular and television operations are also subject to regulations and guidelines that impose a variety of operational requirements relating to radio frequency emissions. The potential connection between radio frequency emissions and negative health effects, including some forms of cancer, study by the scientific community in recent years. To date, the results of these studies have been inconclusive. Although the Company has not been named in any lawsuits alleging damages from radio frequency emissions, it is possible it could be in the future, particularly if scientific studies conclusively determine that radio frequency emissions are harmful.


ITEM 2. PROPERTIES

        At December 31, 2000, ACS Group's telecommunications network includes over 485 miles of fiber optic cable, over 170 switching facilities and a statewide cellular network. In addition, the Company purchased fiber capacity in May of 1999 and in January of 2001 for high-speed links within Alaska and for termination of traffic in the lower 49 states. The Company plans to continue enhancing its network to meet customer demand for increased bandwidth and advanced services. See "Business -- Network Facilities."

        Local Telephone. ACS Group's primary local telephone properties consist of 168 switching facilities serving 74 exchanges. The Company owns most of its administrative and maintenance facilities, customer service center, central office and remote switching platforms and transport and distribution network facilities. The Company's local telephone assets are located in Alaska. The ACS Group leases its corporate headquarters located in Anchorage, Alaska.

        ACS Group's transport and distribution network facilities include a fiber optic backbone and copper wire distribution facilities that connect customers to remote switch locations or to the central office and to points of presence or interconnection with interexchange carriers. These facilities are located on land pursuant to permits, easements, right of ways or other agreements.

        Cellular. ACS Group has three cellular switches, 89 cell sites and four repeaters that cover all major population centers and highway corridors throughout Alaska. In most cases, the Company leases the land on which these sites are located.

        Internet. ACS Group has point of presence facilities in over 25 communities serving the majority of Alaska's populated areas. These communities are linked over both owned and leased facilities to the Internet at Seattle, Washington.

        Interexchange network and other. ACS Group is a facilities based interexchange carrier. The Company has invested in fiber optic capacity through an indefeasible right of use that provides bandwidth between the Company's Anchorage, Fairbanks, and Juneau locations and Seattle, Washington. The Company also leases transport facilities and has arrangements with other interexchange carriers to terminate traffic in the lower 49 states.

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

        Some of the legal proceedings involving regulatory matters are described under "Business -- Regulation." In addition, the ALLTEL Publishing Corporation initiated litigation alleging improper termination of certain directory publishing contracts on February 25, 2000. Following various discovery proceedings in August and September 2000, ALLTEL filed a second amended complaint on October 10, 2000, alleging new facts in connection with its cause of action. Subsequently, in December 2000, the Company negotiated an agreement with ALLTEL that released it from all claims, known or unknown, in exchange for cash consideration.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        ACS Group's Common Stock, $.01 par value, was first listed on the NASDAQ National Market on November 18, 1999 under the symbol "ALSK." Prior to November 18, 1999, there was no public market for ACS Group's Common Stock. The following table sets forth quarterly market price ranges for ACS Group's Common Stock in 2000 and in 1999 for the period during which it was publicly traded:

           2000 QUARTERS                 HIGH           LOW
           -------------                --------      --------
           1st                          $16.7500      $12.0625
           2nd                          $14.5000      $9.8750
           3rd                          $10.8750      $5.4375
           4th                          $9.0000       $4.6250


1999 QUARTERS                                           HIGH         LOW
-------------                                         --------     --------
4th (from November 18 through December 31)            $16.0000     $12.0000

        The approximate number of holders of record of Common Stock as of March 7, 2001 was 48. Management believes that actual holders exceed 1,500, including those held in the broker/dealers name on behalf of their clients.

DIVIDENDS

        ACS Group has never declared or paid any cash dividends on its common stock. The Company intends to retain its earnings, if any, to finance the development and expansion of its business, and, therefore, it does not anticipate paying any cash dividends in the foreseeable future. Moreover, the Company's ability to declare and pay cash dividends on its common stock is restricted by covenants in its bank credit agreement and in the indentures governing its senior discount debentures and senior subordinated notes.

STOCK OFFERINGS

        During 1999 the Company issued 21,829,273 shares of stock under Rule 144 under the Securities Act of 1933. On May 14, 1999, the Company sold 20,082,871 shares of common stock to Fox Paine Capital, its affiliates and members of management for proceeds of $121.2 million, which was used, together with proceeds of debt issued, to acquire the Predecessor Entities. On May 14, the Company also issued detachable warrants which were convertible into 828,261 shares of common stock at an exercise price of $.01 per share to a lender in connection with the issuance of $25.0 million in senior discount debentures which was also used to fund the acquisitions. The warrants were converted in a roll-up transaction into 827,670 shares of stock on November 18, 1999 in connection with the Company's initial public offering. Subsequent to the acquisitions and prior to its initial public offering, the Company also issued 1,746,402 shares of common stock to certain members of management and Cook Inlet Region, Inc. for proceeds of $10.4 million which was used to fund ACS Group's capital expenditures.

        During 1999 ACS Group offered to the public 10,000,000 shares of its common stock. The effective date of the Company's registration statement (File #333-88753) filed on Form S-1 under the Securities Act of 1933, as amended, relating to ACS Group's initial public offering of common stock was November 17, 1999. Goldman, Sachs & Co., Donaldson, Lufkin and Jenrette, CIBC World Markets, Deutsche Banc Alex. Brown, and Hambrecht & Quist led the underwriting syndicate. The offering commenced on November 18, 1999 and closed on November 23, 1999, resulting in aggregate gross proceeds of $140.0 million. ACS Group's net proceeds from the offering were $127.9 million. Approximately $9.1 million of offering expenses was attributable to underwriting discounts. Proceeds of the offering we fully expended as of January 12, 2001. The proceeds were applied as follows:

        - $10.6 million of the proceeds being used to retire 35% of the Company's senior discount debentures, including a $1.3 million premium for early retirement,

        - $25.0 million was used to repay outstanding obligations under the Company's senior revolving credit facility and

        - $92.3 million was used to fund capital expenditures and operations.

        On December 3, 1999 the Company registered 6,021,489 shares under various employee and non-employee stock option plans and an employee stock purchase plan (File # 333-92091) on Form S-8 under the Securities Act of 1933. As of March 7, 2001, 4,027,999 option grants are outstanding under the employee stock option plans and 237,228 options have been exercised and converted into shares of the Company's common stock. As of March 7, 2001, 26,085 shares have been awarded under the non-employee stock plan, of which 12,970 were elected to be deferred. As of March 7, 2001, 131,612 shares have been issued under the employee stock purchase plan. See Note 12, "Stock Incentive Plans" to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements for further discussion.


ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL DATA

        The following table sets forth selected historical consolidated financial data of ACS Group. Consider the following points in connection with the table:

        - The selected historical consolidated operating data for the year ended December 31, 1999 represents the consolidated results of ACS Group from May 15, 1999 through December 31, 1999. Certain reclassifications have been made to the 1999 combined operations to conform to the current presentation of ACS Group's consolidated operations.

        - "EBITDA" is net income before interest expense, taxes on income, depreciation and amortization and extraordinary items. EBITDA is not intended to represent cash flow from operations as defined under generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or cash flows. EBITDA is presented because management believes it is a useful financial performance measure for comparing companies in the telecommunications industry in terms of operating performance and ability to satisfy debt service, capital expenditures and working capital requirements.

        - "EBITDA margin" is EBITDA divided by total operating revenues.

        The selected historical consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements of ACS Group and the related notes. See Index to Financial Statements and Schedules which appears on page F-1 hereof.

           ALASKA COMMUNICATIONS SYSTEMS GROUP, INC. AND SUBSIDIARIES
                 For the Years Ended December 31, 2000 and 1999
                    (dollars in thousands, except share data)

                                                          2000            1999
                                                       ---------        ---------
OPERATING DATA:
Operating revenues:
     Local telephone                                   $ 251,424        $ 159,151
     Cellular                                             39,490           24,836
     Internet                                              9,170            2,853
     Interexchange network and other                      12,909            6,305
                                                       ---------        ---------
        Total operating revenues                         312,993          193,145
Operating expenses:
     Local telephone                                     144,876          106,266
     Cellular                                             24,641           15,494
     Internet                                             11,785            5,121
     Interexchange network and other                      21,207            9,671
     Unusual charges                                       5,288               --
     Depreciation and amortization                        72,265           40,306
                                                       ---------        ---------
        Total operating expenses                         280,062          176,858
                                                       ---------        ---------
Operating income                                          32,931           16,287
Other income and expense:
     Interest expense                                    (64,710)         (39,624)
     Interest income and other                             6,680            1,023
     Equity in loss of investments                          (303)            (198)
                                                       ---------        ---------
        Total other income (expense)                     (58,333)         (38,799)
                                                       ---------        ---------
Loss before income taxes and extraordinary items         (25,402)         (22,512)
Income tax benefit                                          (197)            (301)
                                                       ---------        ---------
Loss from continuing operations                          (25,205)         (22,211)
Extraordinary item - early extinguishment of debt             --           (3,267)
                                                       ---------        ---------
Net loss                                               $ (25,205)       $ (25,478)
                                                       =========        =========

Loss per share - basic and diluted:
     Loss from continuing operations                   $   (0.77)       $   (0.95)
                                                       =========        =========
     Extraordinary item                                $      --        $   (0.14)
                                                       =========        =========
     Net loss                                          $   (0.77)       $   (1.09)
                                                       =========        =========
Weighted average shares outstanding                       32,654           23,396
                                                       =========        =========


OTHER FINANCIAL DATA:
Cash provided by operating activities                  $  48,194        $  44,033
Cash used by investing activities                        (74,699)        (774,653)
Cash provided (used) by financing activities             (13,593)         832,614
EBITDA                                                   111,573           57,418
EBITDA margin                                               35.6%            29.7%
Capital expenditures                                     (72,253)         (74,828)

OTHER DATA (END OF PERIOD)
Access lines in service                                  329,460          325,608
Cellular subscribers                                      75,933           73,068
Cellular penetration                                        16.5%            15.9%

BALANCE SHEET DATA (END OF PERIOD)
Total assets                                           $ 908,285        $ 934,443
Long-term debt including current portion                 614,004          612,756
Stockholders' equity                                     215,380          247,968

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

        - The Company derived the selected historical combined financial data as of December 31, 1996, from the unaudited combined financial statements of CenturyTel's Alaska Properties which are not included in this Form 10-K.

        - CenturyTel acquired its Alaska properties on December 1, 1997 as part of its acquisition of Pacific Telecom. This acquisition was accounted for as a purchase, resulting in a pushdown of $248 million of goodwill to CenturyTel's Alaska Properties.

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

        The selected historical combined financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the combined financial statements of CenturyTel's Alaska Properties and the related notes. See Index to Financial Statements and Schedules which appears on page F-1 hereof.

                                                             CenturyTel's Alaska Properties
                                              -----------------------------------------------------------
                                                  Century Telephone
                                                  Enterprises, Inc.                 Pacific Telecom
                                              ---------------------------     ---------------------------
                                                 Year        Dec. 1, 1997     Jan. 1, 1997
                                                 Ended        to Dec 31,       to Nov. 30,
                                                 1998            1997             1997             1996
                                              ---------      ------------     ------------      ---------
                                                                 (Amounts in Thousands)
OPERATING DATA:
Operating revenues:
     Local telephone                          $ 121,933        $  10,255        $ 79,330        $  75,950
     Cellular                                     2,576              181           5,120            4,823
                                              ---------        ---------        --------        ---------
        Total operating revenues                124,509           10,436          84,450           80,773

Operating expenses:
     Local telephone                             72,008            6,434          42,404           41,789
     Cellular                                     2,128              147           3,082            3,381
     Depreciation and amortization               30,459            2,466          15,823           15,348
                                              ---------        ---------        --------        ---------
        Total operating expenses                104,595            9,047          61,309           60,518

Operating income                                 19,914            1,389          23,141           20,255

Interest expense, net                            (1,405)            (171)         (2,169)          (1,996)
Other income (expense)                              356               53            (298)             (33)
                                              ---------        ---------        --------        ---------

Income before income taxes                       18,865            1,271          20,674           18,226
Income taxes                                      9,218              736           7,746            6,737
                                              ---------        ---------        --------        ---------
Net income                                    $   9,647        $     535        $ 12,928        $  11,489
                                              =========        =========        ========        =========

OTHER FINANCIAL DATA:
Cash provided by operating activities         $  38,291        $   5,588        $ 21,213        $  34,589
Cash used by investing activities               (26,664)          (3,279)        (13,554)         (20,611)
Cash used by financing activities                (6,770)          (2,563)         (8,209)         (12,947)
EBITDA                                           50,729            3,908          38,666           35,570
EBITDA margin                                      40.7%            37.4%           45.8%            44.0%
Capital expenditures                             26,799            1,825          14,575           20,465

OTHER DATA (END OF PERIOD):
Access lines in service                         131,858          124,869              --           82,969
Cellular subscribers                              2,945            2,096              --            5,573
Cellular penetration                                5.2%             3.7%             --              3.8%

BALANCE SHEET DATA (END OF PERIOD):
Total assets                                  $ 472,660        $ 459,175              --        $ 162,834
Long-term debt including current portion         43,408           42,950              --           44,294
Stockholders' equity                            400,962          391,314              --           92,137

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

        - ACS Group derived the selected historical financial data as of December 1996 from the audited financial statements of ATU, which are not included in this Form 10-K.

        - "Other income (expense)" includes the equity in earnings (losses) from minority investments.

        - During the periods presented, ATU was a public utility of the Municipality of Anchorage and was exempt from federal and state taxes on income.

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

                                                                 ATU
                                              -------------------------------------------
                                                1998             1997             1996
                                              ---------        ---------        ---------
                                                        (Amounts in Thousands)
OPERATING DATA:
Operating revenues:
     Local telephone                          $ 121,057        $ 116,555        $ 113,415
     Cellular                                    29,225           21,845           16,897
     Long distance                                6,815            1,541                2
                                              ---------        ---------        ---------
        Total operating revenues                157,097          139,941          130,314

Operating expenses:
     Local telephone                             74,240           74,994           75,980
     Cellular                                    19,961           14,455           12,379
     Long distance                               10,395            4,644              543
     Depreciation and amortization               29,608           26,839           20,496
                                              ---------        ---------        ---------
        Total operating expenses                134,204          120,932          109,398

Operating income                                 22,893           19,009           20,916

Interest expense, net                            (6,427)          (6,768)          (6,840)
Other income (expense)                           (2,896)            (123)            (219)
                                              ---------        ---------        ---------

Income before income taxes                       13,570           12,118           13,857
Income taxes                                         --               --               --
                                              ---------        ---------        ---------
Net income                                    $  13,570        $  12,118        $  13,857
                                              =========        =========        =========

OTHER FINANCIAL DATA:
Cash provided by operating activities         $  53,207        $  46,641        $  42,120
Cash used by investing activities                (5,659)          (3,665)            (787)
Cash used by financing activities               (33,580)         (46,916)         (30,095)
EBITDA                                           49,605           45,725           41,193
EBITDA margin                                      31.6%            32.7%            31.6%
Capital expenditures                             29,644           35,187           24,958

OTHER DATA (END OF PERIOD):
Access lines in service                         168,536          158,486          154,752
Cellular subscribers                             63,627           53,035           37,651
Cellular penetration                               15.8%            13.3%            12.6%

BALANCE SHEET DATA (END OF PERIOD):
Total assets                                  $ 350,245          323,124        $ 308,810
Long-term debt including current portion        172,521          151,945          146,412
Stockholders' equity                            141,884          136,414          132,596

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

INTRODUCTION

        This discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information included elsewhere in this Form 10-K.

ALASKA COMMUNICATIONS SYSTEMS GROUP

        ACS Group was formed in 1998 by Fox Paine & Company, members of the former senior management team of Pacific Telecom, Inc., and other experienced telecommunications industry executives. In May 1999, the Company acquired CenturyTel's Alaska Properties and Anchorage Telephone Utility or ATU. CenturyTel's Alaska Properties were the incumbent provider of local telephone services in Juneau, Fairbanks and more than 70 rural communities in Alaska and provided Internet services to customers statewide. CenturyTel's Alaska Properties included ACS of Fairbanks, Inc., ACS of Alaska, Inc., and ACS of the Northland, Inc. ATU was the largest LEC in Alaska and provided local telephone and long distance services primarily in Anchorage and cellular services statewide. ATU provided long distance services through ATU Long Distance, Inc. and cellular services through MACtel, Inc. These companies are now known as ACS of Anchorage, Inc., ACS Long Distance, Inc. and ACS Wireless, Inc. On October 29, 1999, the Company changed its name from ALEC Holdings, Inc. to Alaska Communications Systems Group, Inc.

        The financial statements for the ACS Group represent the operations of the following entities:

        - Alaska Communications Systems Group, Inc.

        - Alaska Communications Systems Holdings, Inc.

        - ACS of Alaska, Inc. (formerly Telephone Utilities of Alaska, Inc.)

        - ACS of the Northland, Inc. (formerly Telephone Utilities of the Northland, Inc.)

        - ACS of Fairbanks, Inc. (formerly PTI Communications of Alaska, Inc.)

        - ACS of Anchorage, Inc. (formerly Alaska Communications Systems, Inc.)

        - ACS Wireless, Inc. (formerly MACtel, Inc.)

        - ACS Long Distance, Inc. (formerly ATU Long Distance, Inc.)

        - ACS Television, L.L.C. (formerly Alaskan Choice Television, L.L.C.)

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

                - wholesale service to CLECs,

                - network access services to interexchange carriers for
                  origination and termination of interstate and intrastate long distance phone calls,

                - enhanced services,

                - ancillary services, such as B&C, and

                - universal service payments;

        - the provision of wireless services;

        - the provision of Internet services; and;

        - the provision of interexchange network services and other services, including:

                - the provision of long distance services and

                - the provision of wireless cable television services.

        ACS Group also recognizes its proportionate share of the net income or loss of its minority-owned investments.

        Within the telecommunications industry, LECs have historically enjoyed stable revenue and cash flow from local exchange operations resulting from the need for basic telecommunications services, the highly regulated nature of the telecommunications industry and, in the case of rural LECs, the underlying cost recovery settlement and support mechanisms applicable to local exchange operations. Basic local service is generally provided at a flat monthly rate and allows the user to place unlimited calls within a defined local calling area. Access revenues are generated by providing interexchange carriers access to the LEC's local network and its customers. Universal service revenues are a subsidy paid to rural LECs to support the high cost of providing service in rural markets. Other service revenue is generated from ancillary services, enhanced services and Internet access.

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

        LECs have three basic tiers of customers:

        - business and residential customers located in their local service areas that pay for local phone service,

        - interexchange carriers that pay for access to long distance calling customers located within its local service areas and

        - CLEC's that pay for wholesale access to the Company's network in order to provide competitive local service on either a wholesale or UNE basis as prescribed under the 1996 Act.

        LECs provide access service to numerous interexchange carriers and may also bill and collect long distance charges from interexchange carrier customers on behalf of the interexchange carriers. The amount of access charge revenue associated with a particular interexchange carrier varies depending upon long distance calling patterns and the relative market share of each long distance carrier.

        ACS Group's local service rates for end users are authorized by the RCA. Authorized rates are set by the FCC and the RCA for interstate and intrastate access charges, respectively, and may change from time to time.

RESULTS OF OPERATIONS

        The following unaudited table summarizes ACS Group's operations for the years ended December 31, 2000, 1999 and 1998. For the year ended December 31, 1999, the summary information represents the historical combined operating results of the Predecessor Entities-- prior to their ownership by ACS Group, from January 1, 1999 through May 14, 1999, plus the consolidated results of ACS Group from May 15, 1999 through December 31, 1999. For the year ended December 31, 1998, the summary information represents the historical combined operating results of the Predecessor Entities -- prior to their ownership by ACS Group. Certain reclassifications have been made to the 1999 and 1998 combined operations to conform to the current presentation of ACS Group's consolidated operations.

                                                                       YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------
                                                             CONSOLIDATED            COMBINED
                                                             ------------     -------------------------
                                                                2000            1999            1998
                                                             ------------     ---------       ---------
                                                                           (in thousands)
Operating revenues
    Local telephone:
       Local network service                                  $  92,420       $  94,499       $  93,079
       Network access revenue                                   105,172         105,366          98,578
       Directory advertising                                     32,056          27,911          26,507
       Deregulated revenue and other                             21,776          21,198          19,644
                                                              ---------       ---------       ---------
    Total local telephone                                       251,424         248,974         237,808
    Cellular                                                     39,490          36,041          31,801
    Internet                                                      9,170           4,948           5,182
    Interexchange network and other                              12,909           9,946           6,815
                                                              ---------       ---------       ---------
           Total operating revenues                             312,993         299,909         281,606

Operating expenses
    Local telephone                                             144,876         160,200         141,933
    Cellular                                                     24,641          23,748          22,089
    Internet                                                     11,785           7,612           4,315
    Interexchange network and other                              21,207          14,509          10,395
    Unusual charges                                               5,288              --              --
    Depreciation and amortization                                72,265          63,487          60,067
                                                              ---------       ---------       ---------
       Total operating expenses                                 280,062         269,556         238,799
                                                              ---------       ---------       ---------

Operating income                                                 32,931          30,353          42,807

Other income and expense:
    Interest expense                                            (64,710)        (44,150)        (12,982)
    Interest income and other                                     6,680           3,496           5,555
    Equity in loss of investments                                  (303)         (1,569)         (2,945)
                                                              ---------       ---------       ---------
       Total other income (expense)                             (58,333)        (42,223)        (10,372)
                                                              ---------       ---------       ---------

Income (loss) before income taxes and extraordinary item        (25,402)        (11,870)         32,435
Income tax expense (benefit)                                       (197)          3,643           9,218
                                                              ---------       ---------       ---------
Income (loss) from continuing operations                        (25,205)        (15,513)         23,217
Extraordinary item - early extinguishment of debt                    --          (3,267)             --
                                                              ---------       ---------       ---------
Net income (loss)                                             $ (25,205)      $ (18,780)      $  23,217
                                                              =========       =========       =========

TWELVE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1999

OPERATING REVENUES

        Operating revenues increased $13.1 million, or 4.4%, for the year ended December 31, 2000 compared to the year ended December 31, 1999. Local telephone, cellular, Internet and interexchange network and other revenues all increased compared to the prior period.

        Local Telephone

        Local telephone revenues, which consist of local network service, network access revenue, directory advertising and deregulated and other revenues, increased $2.5 million, or 1.0%, for the year ended December 31, 2000 compared to the same period in 1999.

        The local network service component of local telephone revenues was $92.4 million during 2000 compared with $94.5 million during 1999. Revenue decreased $2.1 million or 2.2% from the prior year, despite growth in average total access lines in service of 4.6% and increased penetration of enhanced features. The net decrease was due primarily to charges for uncollectible accounts and increased market penetration of lower margin wholesale lines in the Anchorage market. The charges for uncollectible accounts recorded against local network service revenue in 2000 were $4.1 million in excess of those recorded during 1999, accounting for more than 100% of the decrease in local network service revenue. The charges for uncollectible accounts were also approximately $2.6 million in excess of industry average collection rates. Collection processes have been improved and management expects that charges for uncollectible accounts will be in line with industry benchmarks going forward. Management also believes that the continued loss of market share experienced in the Anchorage market is attributable to below cost interconnection rates for UNEs currently in place. The RCA has recently approved arbitrated interconnection rates for UNEs for the Company's Fairbanks and Juneau markets which, in the opinion of management, are also below cost. See "Business - Regulation" under Item 1 of Part I of this report for further discussion.

        Network access revenues decreased by $0.2 million, or 0.2%, from $105.4 million in 1999 to $105.2 million in 2000. Network access revenues were reduced by $3.6 million in the third quarter of as a result of a complaint filed with the FCC during the third quarter alleging that one of the Company's subsidiaries exceeded their federally authorized rate of return. See "Business - Regulatory" under Item 1 of Part I of this report for further discussion of this matter. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls. The decrease in telephone access revenues from the corresponding period in 1999 is due primarily to changes relating to cost allocation factors, rate base and expenses from period to period. Management expects that network access revenues will decline as a component of local telephone revenues for the foreseeable future.

        Directory advertising revenues increased by $4.1 million from $27.9 million in 1999 to $32.1 million in 2000. This growth corresponds with the growth in average access lines in service during 2000 over 1999 from 313,001 during 1999 to 327,534 during 2000, or an increase of 4.6%, combined with additional penetration for the current directory phone book cycles.

        Deregulated and other revenues, which grew $0.6 million, or 2.7% over 1999, consists principally of B&C services, space and power rents, deregulated equipment sales, paystation revenues and other miscellaneous telephone revenues. The revenue increase was due primarily to increased deregulated equipment sales in 2000.

        Cellular

        Cellular revenues increased $3.4 million, or 9.6%, to $39.5 million for the year ended December 31, 2000 compared to $36.0 million for the year ended December 31, 1999. This growth in revenue is due to growth in average cellular subscribers to 74,501 in 2000 from 69,820 in 1999, or 6.7%, and an increase in average revenue per unit from $43.02 in 1999 to $44.17 in 2000. The increase in average revenue per unit is due to the rollout of statewide digital service during 2000 and the introduction of new statewide and national pricing programs.

        Internet

        Internet revenues increased from $4.9 million in 1999 to $9.2 million in 2000 -- an increase of $4.2 million, or 85.3%. This increase is primarily due to the additional revenues from IAI, which was acquired in June of 2000. Internet revenues were also impacted by growth in DSL and dial-up subscribers.

        Interexchange Network and Other

        Interexchange network and other revenues include long distance and wireless cable revenues. These revenues increased from $9.9 million in 1999 to $12.9 million in 2000 -- an increase of $3.0 million, or 29.8%. Long distance revenues increased from $9.6 million in 1999 to $11.8 million in 2000 due to increases in long distance minutes of use from 67.7 million to 95.3 million and increases in circuit rent revenues, coupled with the rollout of competitive long-distance product offerings. Wireless cable revenues also increased $0.8 million due to the additional revenues from ACSTV, which was acquired in September of 1999.

OPERATING EXPENSES

        Operating expenses increased $10.5 million, or 3.9%, from $269.6 million for the year ended December 31, 1999 to $280.1 million for the year ended December 31, 2000.

        Local Telephone

        The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expenses decreased from $160.2 million for the year ended December 31, 1999 to $144.9 million for the year ended December 31, 2000 -- a decrease of $15.3 million or 9.6%. During 1999, the Company incurred one-time and transaction related costs associated with the acquisitions of the Predecessor Entities of $7.1 million. The Company also incurred $5.7 million of compensation expense related to telephone operations as a result of options granted below fair value at the date of grant, which vested fully upon the completion of ACS Group's initial public offering. Adjusted for these non-recurring items, telephone operating expenses would have been $147.4 million for 1999. As a percentage of revenue, local telephone expense decreased from 59.2% for 1999, adjusted for the non-recurring items, to 57.6% for 2000. This change in local telephone expense as a percentage of local telephone revenue improved despite approximately $4.1 million in charges for uncollectible accounts recorded against revenues during 2000 in excess of those recorded during 1999, as previously discussed. During 2000, ACS Group also incurred $1.1 million of local telephone expense resulting from interconnection proceedings with CLECs for which comparable costs were not incurred during the corresponding year of 1999. Management expects to incur similar additional costs associated with interconnection proceedings during 2001.

        Cellular

        Cellular expenses increased $0.9 million, or 3.8%, for the year ended December 31, 2000 compared to the year ended December 31, 1999. Cellular expense was 65.9% of cellular revenues for 1999 and 62.4% of cellular revenues for 2000.

        Internet

        Internet expenses increased by $4.2 million, or 54.8%, and decreased as a percentage of revenue from 153.8% in 1999 to 128.5% in 2000. The increase in Internet expenses was due to the acquisition in June of 2000 of IAI for which comparable costs are not included for 1999, and costs associated with developing the Company's statewide Internet infrastructure and the rollout of the DSL product.

        Interexchange Network and Other

        Interexchange network, data services and other expenses increased by $6.7 million, or 46.2%, and increased as a percentage of revenue from 145.9% in 1999 to 164.3% in 2000. The majority of this increase was the result of additional circuit and other costs associated with developing the Company's statewide network and increases in minutes of use for long distance as discussed above. Wireless cable expenses also increased due to the acquisition of ACSTV, which was completed in September 1999.

        Unusual charges

        During the year ended December 31, 2000, ACS Group recorded $5.3 million of unusual charges, consisting of the write-off of approximately $1.5 million of costs related to the attempted acquisition of Matanuska Telephone Association, $0.8 million in a legal settlement and $3.0 million related to severance and restructuring plans. Employee force reductions resulting from these restructuring plans are expected to total approximately 300 by their completion, of which approximately 100 were completed by December 31, 2000. The reduction in workforce, along with other cost structure improvements, is expected to result in expense reductions for 2001 of between $12 and $15 million.

        Depreciation and Amortization

        Depreciation and amortization expense increased $8.8 million, or 13.8%, due principally to increases in plant in service for the year ended December 31, 2000 over the corresponding period of 1999.

        INTEREST EXPENSE

        Interest expense increased $20.6 million, or 46.6%, for the year ended December 31, 2000 as compared to the year ended December 31, 1999. This increase is due to $611.6 million of debt incurred by ACS Group in connection with the acquisitions on May 14, 1999 of substantially all of its operations.

        INCOME TAXES

        ACS Group has fully reserved the income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999 - the date of the acquisition of substantially all of its operations. Income taxes reflected in the combined financial statements are substantially those of the Predecessor Entities.

        NET INCOME

        The decrease in net income is primarily a result of the factors discussed above.

TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1998


        OPERATING REVENUES

        Operating revenues increased $18.3 million, or 6.5% for the twelve months ended December 31, 1999 compared to the twelve months ended December 31, 1998. Local telephone, cellular and interexchange network and other revenues all increased compared to the prior twelve-month period.

        Local Telephone

        Local telephone revenues, which consist of local network service, network access revenue, directory advertising and deregulated and other revenues, increased $11.2 million, or 4.7%, for the twelve months ended December 31, 1999 compared to the twelve months ended December 31, 1998.

        The local service revenue component of local telephone revenues was $94.5 million during 1999 compared with $93.1 million during 1998 -- an increase of $1.4 million or 1.5% over the prior year. This increase corresponds with the growth in average total access lines in service of 6.7%, partially offset by the growth in lower margin wholesale and UNE lines as a component of access line growth in the Anchorage market.

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

        Deregulated and other revenues, consists principally of B&C services, space and power rents, deregulated equipment sales, paystation revenues and other miscellaneous telephone revenues.

        Cellular

        Cellular revenues increased $4.2 million, or 13.3%, to $36.0 million for the twelve months ended December 31, 1999 compared to $31.8 million for the twelve months ended December 31, 1998. This growth in revenue is due to growth in average cellular subscribers in service to 69,820 during 1999 from 60,852 during 1998, or a growth rate of 14.7%.

        Internet

        Internet revenues decreased from $5.2 million in 1998 to $4.9 million in 1999, reflecting increased competition.

        Interexchange Network and Other

        Interexchange network and other revenues include long distance and wireless cable service revenues. These revenues increased from $6.8 million in 1998 to $9.9 million in 1999 -- an increase of $3.1 million, or 45.9%. This increase is primarily due to an increase in long distance minutes of use from
41.5 million minutes to 67.7 million minutes for 1998 and 1999, respectively.


        OPERATING EXPENSES

        Operating expenses increased $30.8 million, or 12.9 %, from $238.8 million for the twelve months ended December 31, 1998 to $269.6 million for the twelve months ended December 31, 1999. Operating expenses increased to 89.9% of revenues for the twelve months ended December 31, 1999 from 84.8% of revenues for the twelve months ended December 31, 1998. During 1999, the Company incurred one-time and transaction related costs associated with the acquisitions of the Predecessor Entities of $8.2 million. The Company also incurred $6.1 million of compensation expense in connection with options granted below fair value at the date of grant, which vested fully upon the completion of ACS Group's initial public offering. Adjusted for these non-recurring items, operating expenses would have been $255.3 million for 1999 compared with $238.8 million for 1998, or 84.4% and 85.1% of revenues for 1999 and 1998, respectively.

        Local Telephone

        The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expenses increased from $141.9 million for the year ended December 31, 1998 to $160.2 million for the year ended December 31, 1999 -- an increase of $18.3 million, or 12.9%. These expense categories included the one-time and transaction related costs associated with the acquisitions of $7.1 million and approximately $5.7 of the compensation expenses as described in the preceding paragraph. Without these non-recurring costs and compensation expense, local telephone expense would have been approximately $147.4 million for 1999 compared to $141.9 million in 1998, or an increase of $5.5 million or 3.9%. As adjusted, local telephone expense represented 59.7% of local telephone revenue for 1998 and 59.2% for 1999.

        Cellular

        Cellular expenses increased $1.7 million, or 7.5%, for the twelve months ended December 31, 1999 compared to the twelve months ended December 31, 1998. Cellular expenses included approximately $.3 million of compensation expense as previously described. Adjusted for the compensation expense, cellular expense was $23.4 million in 1999 compared to $22.1 million in 1998 -- an increase of $1.3 million or 5.9% from 1998 to 1999. Cellular expense was 69.5% of cellular revenues for 1998 and, as adjusted for compensation expense, 65.1% of cellular revenues for 1999.

        Internet

        Internet expenses increased by $3.3 million, or 76.4%. The increase was the result of costs associated with developing the Company's statewide Internet infrastructure and marketing costs incurred to acquire additional customers.

        Interexchange Network and Other

        Interexchange network and other expenses increased by $4.1 million, or 39.6%, and decreased as a percentage of revenue from 152.5% in 1998 to 145.9% in 1999. The increase was the result of additional circuit and other costs associated with developing the Company's statewide network and increases in minutes of use for long distance as discussed above.

        DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expense increased $3.4 million, or 5.7%, due principally to increases in plant in service for the twelve months ended December 31, 1999 over the corresponding period of 1998.


        INTEREST EXPENSE

        Interest expense increased $31.2 million, or 240.1%, for the twelve months ended December 31, 1999 as compared to the year ended December 31, 1998 due to $611.6 million of debt incurred in connection with the acquisitions of CenturyTel's Alaska Properties and ATU.

        EXTRAORDINARY ITEM -- EARLY EXTINGUISHMENT OF DEBT

        During the fourth quarter of 1999, ACS Group retired 35% of its 13% senior discount debentures with proceeds generated from the Company's initial public offering, resulting in extraordinary expense of $3.3 million. See Note 11, "Extraordinary Item," to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements for further discussion.

        INCOME TAXES

        ACS Group has fully reserved the income tax benefit resulting from the consolidated losses incurred since the date of the acquisitions of the Predecessor Entities. Income taxes reflected in the combined financial statements are substantially those of the Predecessor Entities. See Note 10, "Income Taxes," to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements for further discussion.

        NET INCOME

        The decrease in net income is primarily a result of the factors discussed above and, in particular, the decrease in operating margin of $12.5 million and the increase in interest expense of $31.2 million as a result of the financing of the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

        ACS Group has satisfied its operational and capital cash requirements primarily through internally generated funds, the sale of stock and debt financing. For the twelve months ended December 31, 2000 the Company's cash flows from operating activities were $48.2 million. At December 31, 2000, the Company had approximately $53.1 million in working capital, with approximately $61.9 million in cash and cash equivalents. As of December 31, 2000 the Company had $75.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

        The Company has a $435.0 million bank credit agreement ("Senior Credit Facility"), $150.0 million in 9.375% senior subordinated notes due 2009 and $17.3 million in 13% senior discount debentures due 2011, representing substantially all of the Company's long-term debt of $614.0 million as of December 31, 2000. Interest on ACS Group's senior discount debentures and the senior subordinated notes is payable semiannually. Interest on borrowings under the Senior Credit Facility is payable monthly, quarterly or semi-annually at the Company's option. The Senior Credit Facility requires annual principal payments commencing on May 14, 2002.

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

        The local telephone network requires the timely maintenance of plant and infrastructure. ACS Group's local network is of high quality, is technically advanced and will have relatively predictable annual capital needs. The Company's historical capital expenditures have been significant. The construction and geographic expansion of ACS Group's cellular network has required significant capital. The implementation of the Company's interexchange network and data services strategy is also capital intensive. In 1999, the Company purchased fiber capacity for $19.5 million, which was funded with monies borrowed to finance the acquisition of substantially all of its operations. Capital expenditures for 2000 were $72.3 million, including $3.2 million in capital leases. ACS Group anticipates total capital spending in 2001 to be approximately $75.0 million, including the purchase of additional fiber capacity for $19.5 million in January 2001. The Company intends to fund its future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through additional borrowings under the revolving credit facility.

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

EFFECT OF NEW ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. This statement, as amended, is effective for the Company on January 1, 2001. Currently, the Company believes that adoption of this statement will not have a material impact on its consolidated statements of financial position, results of operations or cash flows.


OUTLOOK

        ACS Group expects the demand for telecommunications services in Alaska to grow, particularly as a result of:

        - continuing growth in demand for core telephone services and enhanced service offerings,

        - increased line demand from expected growth in the Alaskan economy and population growth in ACS Group's service areas,

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

        The Company cannot predict with certainty the impact of current or future regulatory developments on any of its businesses. See "Business -- Regulation" under Part I, Item 1 of this report for further discussion.

        The telecommunications industry is extremely competitive, and ACS Group expects competition to intensify in the future. As the ILEC, the Company faces competition mainly from resellers, local providers who lease UNEs from ACS Group and, to a lesser degree, from facilities-based providers of local telephone services. In addition, as a result of the RCA's recent affirmation of the APUC's termination of the Company's rural exemptions, ACS Group may be required to provide interconnection elements and/or wholesale discounted services to competitors in all or some of its rural service areas. Moreover, while cellular telephone services have historically complemented traditional LEC services, the Company anticipates that existing and emerging wireless technologies may increasingly compete with LEC services. In cellular services, ACS Group currently competes with at least one other cellular provider in each of its cellular service areas. In long distance, the Company currently has less than 5% of total long distance revenues in Alaska and faces competition from the two major long distance providers in Alaska. In the highly competitive business for Internet access services, ACS Group currently competes with a number of established online service companies, interexchange carriers and cable companies.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has issued senior discount debentures, senior subordinated notes and has entered into a bank credit facility. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under the Company's bank credit facilities. The Company uses off-balance sheet derivative financial instruments, in particular an interest rate swap agreement, to partially hedge variable interest transactions. The Company's derivative financial instrument transaction has been entered into for hedging purposes only. The terms and characteristics of the derivative financial instruments are matched with the underlying on-balance sheet instrument or anticipated transactions and do not constitute speculative or leveraged positions independent of these exposures.

        The information below summarizes the Company's sensitivity to market risk associated with fluctuations in interest rates as of December 31, 2000. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's senior discount debentures, bank credit facilities, senior subordinated notes and capital leases and other long-term obligations in effect at December 31, 2000. The LIBOR rate used in the variable rate calculation to forecast expected interest for 2001 and beyond was 6.40%, which was the three month LIBOR rate on December 31, 2000. The cash flows related to the variable portion of the interest rate swap is determined by comparing the December 31, 2000 three month LIBOR to the underlying contract rate and applying the spread to the nominal amount. For the interest rate swap agreement, the table presents the notional amount and the related reference interest rates by year of maturity. Fair values included herein have been determined based on (i) quoted market prices for senior subordinated notes; (ii) the carrying value for the bank credit facility at December 31, 2000, as interest rates are reset periodically; and (iii) by discounting expected cash flows to their present value for the interest rate swap using the weighted average interest rate of the Company's variable debt in effect at December 31, 2000. Alaska Communications Systems Group, Inc.'s Consolidated Financial Statements contain descriptions of the senior discount debentures, senior subordinated notes, credit facility, capital leases and other long-term obligations and the interest rate swap agreement and should be read in conjunction with the table below.

                                                                                                                        THERE-
                                           2000        2001         2002         2003        2004         2005          AFTER
                                          -------     -------      -------      -------     -------      -------       -------
Interest Rate Sensitivity:
Senior Discount Debentures:
     Interest Amount                      $ 2,255     $ 2,251      $ 2,251      $ 2,251     $ 2,251      $ 2,251       $12,090
     Average interest rate (fixed)          13.00%      13.00%       13.00%       13.00%      13.00%       13.00%        13.00%

Credit Facility - Tranche A:
     Interest Amount                      $13,940     $13,948      $13,826      $13,687     $13,585      $13,408       $11,566
     Average interest rate (variable)        9.29%       9.30%        9.15%        9.15%       9.15%        9.15%         9.15%

Credit Facility - Tranche B:
     Interest Amount                      $14,428     $14,328      $14,203      $14,061     $13,956      $13,775       $25,390
     Average interest rate (variable)        9.62%       9.55%        9.40%        9.40%       9.40%        9.40%         9.40%

Credit Facility - Tranche C:
     Interest Amount                      $13,328     $13,237      $13,123      $12,991     $12,894      $12,727       $29,651
     Average interest rate (variable)        9.87%       9.81%        9.65%        9.65%       9.65%        9.65%         9.65%

Senior Subordinated Notes:
     Interest Amount                      $14,090     $14,051      $14,051      $14,051     $14,090      $14,051       $47,388
     Average interest rate (fixed)           9.38%       9.38%        9.38%        9.38%       9.38%        9.38%         9.38%

Capital leases and other
     Interest Amount                      $ 1,449      $1,118      $   976      $   907     $   845      $   777       $ 4,117
     Average interest rate (fixed)           8.91%       8.47%        8.60%        8.56%       8.54%        8.50%        10.36%

Credit Facility - $75 Million Revolver
     Interest Amount                      $    --      $   --      $    --      $    --     $    --      $    --       $    --
     Average interest rate (variable)        0.00%       0.00%        0.00%        0.00%       0.00%        0.00%         0.00%
     Commitment fee                         $ 381      $  380      $   380      $   380     $   381      $   380       $   140
     Average interest rate (fixed)           0.50%       0.50%        0.50%        0.50%       0.50%        0.50%         0.50%

Variable to Fixed Interest Rate Swap
 -- Credit Facility:
     Notional amount - $217,500
     Interest received                    $ 1,060      $  935      $   432      $    --     $    --      $    --       $    --
     Interest paid                        $    --      $   --      $    --      $    --     $    --      $    --       $    --
     Average receive rate                    0.49%       0.43%        0.41%        0.00%       0.00%        0.00%         0.00%
     Average pay rate                          --          --           --           --          --           --            --

                                                 TOTAL           FAIR
                                                 PAID           VALUE
                                               ---------      ----------
Interest Rate Sensitivity:
Senior Discount Debentures:                                   $ 21,665
     Interest Amount                           $ 25,600
     Average interest rate (fixed)                13.00%

Credit Facility - Tranche A:                                  $150,000
     Interest Amount                           $ 93,960
     Average interest rate (variable)              9.19%

Credit Facility - Tranche B:                                  $150,000
     Interest Amount                           $110,141
     Average interest rate (variable)              9.45%

Credit Facility - Tranche C:                                  $135,000
     Interest Amount                           $107,951
     Average interest rate (variable)              9.70%

Senior Subordinated Notes:                                    $126,375
     Interest Amount                           $131,772
     Average interest rate (fixed)                 9.38%

Capital leases and other                                      $ 14,641
     Interest Amount                           $ 10,189
     Average interest rate (fixed)                 8.85%

Credit Facility - $75 Million Revolver                        $     --
     Interest Amount                           $     --
     Average interest rate (variable)              0.00%
     Commitment fee                            $  2,423
     Average interest rate (fixed)                 0.50%

Variable to Fixed Interest Rate Swap
 -- Credit Facility:                                          $ (1,243)
     Notional amount - $217,500
     Interest received                         $ 2,427
     Interest paid                             $    --
     Average receive rate                         0.44%
     Average pay rate                             0.00%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Combined and consolidated financial statements of Alaska Communications Systems Group, Inc. and Subsidiaries, Alaska Communications Systems Holdings, Inc., CenturyTel's Alaska Properties, and Municipality of Anchorage Telephone Utility Fund are submitted as a separate section of this Form 10-K. See Index to Financial Statements and Schedules which appears on page F-1 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Except for the following information regarding ACS Group's executive officers and directors, the information required by this item will be included in ACS Group's definitive proxy statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement"), or by an amendment to this report to be filed on or before April 30, and such information is incorporated herein by reference.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

        Set forth below are the executive officers and directors of ACS Group as of the date hereof:

NAME                          AGE     POSITION
----                          ---     --------
Charles E. Robinson           67      Chairman and Chief Executive Officer
Wesley E. Carson              50      President and Chief Administrative Officer
John R. Ayers                 58      Executive Vice President and Chief Operating Officer
Kevin P. Hemenway             40      Senior Vice President, Treasurer and Chief Financial Officer
Leonard A. Steinberg          47      General Counsel and Secretary
Carl H. Marrs                 51      Director
Byron I. Mallott              58      Director
W. Dexter Paine, III          40      Director
Saul A. Fox                   47      Director
Wray T. Thorn                 29      Director
Brian Rogers                  50      Director


        CHARLES E. ROBINSON, ACS Group's Chairman and Chief Executive Officer since May 1999, has over four decades of experience in the telecommunications industry. Mr. Robinson was instrumental in creating Alaska's long distance communications systems, including the White Alice Communications System, beginning in the late 1950's. Between 1979 and 1982, Mr. Robinson served as President of Alascom, the state's primary long distance carrier at the time. Under his guidance, Alascom developed the first statewide long distance service network in Alaska, connecting with more than 27 independent local companies. Mr. Robinson served as President and Chief Operating Officer of Pacific Telecom from 1981 until its sale to CenturyTel in 1997 and was appointed Chairman and Chief Executive Officer in 1989. Mr. Robinson remained as President and Chief Executive officer at Pacific Telecom until February 1999. Mr. Robinson has been a member of the National Security Telecommunications Advisory Committee for the last 18 years, having been appointed by President Reagan. Mr. Robinson has also served on the Board of Directors of the United States Telecommunications Association from 1993 to 1995 and from 1999 to the present. Since January 2000, Mr. Robinson has served on the Board of Directors of WJ Communications, Inc.

        WESLEY E. CARSON, ACS Group's President and Chief Administrative Officer, has been with the Company since its inception. Mr. Carson has held his current position since November 2000. On October 7, 1999, Mr. Carson (previously an Executive Vice President) was appointed President and Chief Operating Officer, and served in that capacity until assuming his current role. Mr. Robinson had previously held the title of President. Mr. Carson has over 20 years of telecommunications experience. He began his career in telecommunications in 1980 with TRT Telecommunications Corporation, an international data and voice carrier located in Washington, D.C. that was acquired by Pacific Telecom in 1988. From 1989 to 1998, Mr. Carson served as the Vice President of Human Resources for Pacific Telecom. From July 1998 to May 1999, Mr. Carson served as the Executive Vice President of LEC Consulting. Mr. Carson holds a B.A. in International Relations from Brigham Young University, a Master of Public Administration degree from the University of Illinois-Springfield and a J.D. from Georgetown University.

        JOHN R. AYERS is Executive Vice President and Chief Operating Officer, a position he has held since November 2000. Mr. Ayers joined ACS Group as Senior Vice President of Marketing and Sales in May 1999 and served in that capacity until assuming his current role. Mr. Ayers has more than 20 years of experience in the telecommunications industry. As President and co-founder of e.Net, Ltd. in 1996, Mr. Ayers served as a consultant to a variety of established and start-up businesses. From February 1983 through March 1996, Mr. Ayers held various leadership positions with Pacific Telecom and its subsidiaries, including Executive Vice President of Pacific Telecom Services Company, with responsibility for strategic planning, marketing and business development, and Executive Vice President and General Manager of Alascom, Inc., Alaska's largest interexchange carrier. Mr. Ayers holds a bachelor's degree in management from Golden Gate University.

        KEVIN P. HEMENWAY is Senior Vice President, Treasurer and Chief Financial Officer, a position he has held since November 2000. Mr. Hemenway joined ACS Group as Vice President and Treasurer in July 1999 and served in that capacity until assuming his current role. Mr. Hemenway has over 10 years of prior experience in the telecommunications industry. Before joining the Company, Mr. Hemenway served as the Chief Financial Officer and Treasurer of Atlantic Tele-Network, Inc. based in the U.S. Virgin Islands. From January 1990 to October 1998, as an independent consultant, Mr. Hemenway performed financial, accounting, management and rate making consulting services for the telecommunications industry, principally for Atlantic Tele-Network, Inc. and its subsidiaries. From 1986 through 1989, Mr. Hemenway was employed by Deloitte & Touche LLP as a CPA and manager, performing both audit and consulting services and from 1983 to 1986, was employed by Grant Thornton as a CPA and senior staff accountant. Mr. Hemenway graduated from Creighton University in 1982 with a B.S.B.A., majoring in accounting, and is a non-practicing CPA certificate holder registered in the State of Nebraska.

        LEONARD A. STEINBERG is General Counsel and Secretary, a position he has held since January 2001. Mr. Steinberg left private practice in June 2000 to join ACS Group as a Senior Attorney in the Corporate Legal Department. From 1998 to 2000, Mr. Steinberg used his expertise in regulatory and administrative matters to represent telecommunications and energy clients of Brena, Bell & Clarkson, P.C., an Anchorage, Alaska law firm. Prior to that, Mr. Steinberg was a Partner in the firm of Hoise, Wes, Sacks & Brelsford with offices in Anchorage, Alaska and San Francisco, California. Mr. Steinberg practiced in the firm's Anchorage office from 1996-1998 and in the firm's San Francisco office from 1988-1996 where he primarily represented large clients in oil and gas royalty and tax disputes. Mr. Steinberg holds a Masters in Public Administration degree from Harvard University's Kennedy School of Government, Masters of Business Administration degree from U.C. Berkeley's Haas School of Business and a J.D. from the University of California's Hastings College of Law.

        CARL H. MARRS, a director since July 1999, is President and Chief Executive Officer of Cook Inlet Region, Inc. Mr. Marrs has been with of Cook Inlet Region, Inc. for approximately 25 years. During that period Mr. Marrs has been employed in a series of management positions, culminating in his appointment as President in 1986. Mr. Marrs attended the Stanford University School of Business for Executives in 1983 and the Amos Tuck School of Business at Dartmouth College in 1986.

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

        W. DEXTER PAINE, III, a director since July 1998, was a co-founder and has been President of Fox Paine & Company since its inception in 1997. From 1994 until founding Fox Paine, Mr. Paine served as a senior partner of Kohlberg & Company. Prior to joining Kohlberg & Company, Mr. Paine served as a general partner at Robertson Stephens & Company. Mr. Paine has a B.A. in economics from Williams College. Since January 2000, Mr. Paine has served as the Chairman of the Board of Directors of WJ Communications, Inc.

        SAUL A. FOX, a director since May 1999, was a co-founder and has been Chief Executive Officer of Fox Paine & Company since its inception in 1997. From 1984 until founding Fox Paine & Company, Mr. Fox was at Kohlberg Kravis & Roberts & Co. Prior to joining KKR, Mr. Fox was an attorney at Latham & Watkins, a law firm headquartered in Los Angeles, California. Mr. Fox has a B.S. in communications and computer science from Temple University and a J.D. from the University of Pennsylvania Law School. Since January 2000, Mr. Fox has served on the Board of Directors of WJ Communications, Inc.

        WRAY T. THORN, a director since January 2000, has also been a director with Fox Paine & Company since January 2000. From 1996 until joining Fox Paine & Company, Mr. Thorn was a principal and founding member of Dubilier & Company. Prior to joining Dubilier & Company, Mr. Thorn was an associate in the Acquisition Finance Group of Chase Securities, Inc. Mr. Thorn is a graduate of Harvard University. Since January 2000, Mr. Thorn has served on the Board of Directors of WJ Communications, Inc.

        BRIAN ROGERS, a director since February 2001, is currently Principal Consultant and Chief Financial Officer for Information Insights, Inc., a management and public policy consulting firm. Mr. Rogers served as Vice President of Finance for the University of Alaska Statewide System from 1988 to 1995. Mr. Rogers is a former state legislator, who served in the Alaska State House of Representatives from 1979 to 1982. Mr. Rogers chaired the State of Alaska Long-Range Planning Commission during 1995 and 1996, and currently, as a Regent of the University of Alaska, serves as Chair of the University's Audit Committee. He holds a Master in Public Administration degree from the Kennedy School of Government, Harvard University.

        DONN T. WONNELL, Executive Vice President, General Counsel and Secretary since June 1999, left the Company in December 2000 for personal reasons unrelated to ACS Group.

        MICHAEL E. HOLMSTROM, Senior Vice President and Chief Financial Officer since February 1999, left the Company in November 2000 for personal reasons unrelated to ACS Group.

        F. SCOTT DAVIS, Senior Vice President of Non-Regulated Operations since February 2000, retired in June 2000.

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

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) 1. Financial Statements

                Combined and consolidated financial statements of ACS Group and its Predecessor Entities are submitted as a separate section of this Form 10-K. See Index to Combined and Consolidated Financial Statements and Schedules which appears on page F-1 hereof.

        2. Financial Statement Schedule

        Financial statement schedules for ACS Group and its subsidiaries are submitted as a separate section of this Form 10-K. See Index to Combined and Consolidated Financial Statements and Schedule which appears on page F-1 hereof.

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 2000.


        (c) Exhibits

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    2.1     Purchase Agreement, dated as of August 14, 1998, as amended, by and among ALEC Acquisition Sub Corp., CenturyTel of the Northwest, Inc.
            and CenturyTel Wireless, Inc.*

    2.2 Asset Purchase Agreement, dated as of October 20, 1998, by and between Alaska Communications Systems, Inc. and the Municipality of
            Anchorage*

    3.1     Amended and Restated Certificate of Incorporation of the
            Registrant*****

    3.2     Amended and Restated By-Laws of the Registrant*****

    4.1     Specimen of Common Stock Certificate*****

    4.2 Stockholders' Agreement, dated as of May 14, 1999, by and among the Registrant and the Investors listed on the signature pages thereto*

    4.3     First Amendment to Stockholders' Agreement, dated as of July 6,
            1999, by and among the Registrant and the Stockholders listed on the signature pages thereto*

    4.4     Second Amendment to Stockholders' Agreement, dated as of November
            16, 1999 by and among the Registrant and the Stockholder's listed on the signature pages thereto*****

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

    4.7 Indenture, dated as of May 14, 1999, by and between the Registrant and The Bank of New York*

    4.8 First Amendment, dated as of October 29, 1999, to Indenture listed as Exhibit No. 4.7**

    4.9 Form of Second Amendment dated as of November 17, 1999 to Indenture listed as Exhibit No. 4.7*****

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

   10.6 Employment Agreement, dated as of March 12, 1999, by and among Alaska Communications Systems Holdings, Inc., the Registrant and
            Wesley E. Carson*

   10.7     ALEC Holdings, Inc. 1999 Stock Incentive Plan*

   10.8     Alaska Communications Systems Group, Inc. 1999 Stock Incentive
            Plan*****

   10.9     Alaska Communications Systems Group, Inc. 1999 Non-Employee Director
            Compensation Plan*****

   10.10    Alaska Communications Systems Group, Inc. 1999 Employee Stock
            Purchase Plan*****

   12.1     Statements Re: Computation of Ratios

   21.1     Subsidiaries of the Registrant

   23.1 Consent of Deloitte & Touche LLP relating the audited financial statements of Alaska Communications Systems Group, Inc. as of
            December 31, 2000 and 1999

   23.2 Consent of Deloitte & Touche LLP relating to the audited financial statements of Alaska Communications Systems Holdings, Inc. and subsidiaries as of December 31, 1998 and for the period from June
            16, 1998 (date of inception) through December 31, 1998 (included in
            Exhibit No. 23.1)

   23.3 Consent of KPMG LLP relating to the audited combined financial statements of CenturyTel's Alaska Properties as of December 31, 1998 and for the year then ended

   23.5 Consent of KPMG LLP relating to the audited financial statements of Municipality of Anchorage Telephone Utility Fund as of December 31,
            1997 and 1998 and for each of the years in the three-year period ended December 31, 1998

   23.6 Consent of Deloitte & Touche LLP relating to the audited combined financial statements of CenturyTel Alaska Properties as of December
            31, 1997 and for the year ended December 31, 1996, the eleven months ended November 30, 1997 and the one month ended December 31, 1997
            (included in Exhibit No. 23.1)

   24.1     Powers of Attorney (included on signature page)***

------------------------

   * Filed as an exhibit to the Registrant's Registration Statement on Form S-4 file No. 333-82361 and incorporated by reference thereto.

   ** Filed as an exhibit to the Registrant's Form 8-K filed on November 5, 1999 and incorporated by reference thereto.

   *** Previously filed on October 8, 1999 and incorporated by reference thereto.

   **** Previously filed on November 1, 1999 and incorporated by reference thereto.

   ***** Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1/A file No. 333-888753 filed on November 17, 1999 and incorporated by reference thereto.

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



                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.


           SIGNATURE                             TITLE                            DATE
           ---------                             -----                            ----
    /s/ Charles E. Robinson       Chief Executive Officer and Chairman of    March 14, 2001
-------------------------------   the Board
      Charles E. Robinson


      /s/ Wesley E. Carson        President and Chief Administrative         March 14, 2001
-------------------------------   Officer
        Wesley E. Carson


       /s/ John R. Ayers          Executive Vice President and Chief         March 14, 2001
-------------------------------   Operating Officer
         John R. Ayers


     /s/ Kevin P. Hemenway        Senior Vice President, Treasurer and       March 14, 2001
-------------------------------   Chief Financial Officer (Principal
       Kevin P. Hemenway          Accounting Officer)


    /s/ Leonard A. Steinberg      General Counsel and Secretary              March 14, 2001
-------------------------------
      Leonard A. Steinberg


       /s/ Carl A. Marrs          Director                                   March 14, 2001
-------------------------------
         Carl A. Marrs


      /s/ Byron I. Mallott        Director                                   March 14, 2001
-------------------------------
        Byron I. Mallott


        /s/ Brian Rogers          Director                                   March 14, 2001
-------------------------------
          Brian Rogers


    /s/ W. Dexter Paine, III      Director                                   March 14, 2001
-------------------------------
     W. Dexter Paine, III


        /s/ Saul A. Fox           Director                                   March 14, 2001
-------------------------------
          Saul A. Fox


       /s/ Wray T. Thorn          Director                                   March 14, 2001
-------------------------------
         Wray T. Thorn

            INDEX TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS



ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
  Independent Auditors' Report                                                                 F-2
  Consolidated Balance Sheets -- December 31, 2000 and 1999                                    F-3
  Consolidated Statements of Operations -- Years Ended December 31, 2000 and 1999              F-4
  Consolidated Statements of Stockholders' Equity -- Years Ended December 31, 2000
  and 1999                                                                                     F-5
  Consolidated Statements of Cash Flows -- Years Ended December 31, 2000 and 1999              F-6
  Notes to Consolidated Financial Statements -- Years Ended December 31, 2000 and 1999         F-7
  Schedule II- Valuation and Qualifying Accounts                                              F-27

ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
  Independent Auditors' Report                                                                F-28
  Consolidated Balance Sheets--December 31, 1998                                              F-29
  Consolidated Statements of Cash Flows--Period from July 16, 1998 (Date of Inception)
      through December 31, 1998                                                               F-30
  Notes to Consolidated Financial Statements--Period from July 16, 1998 (Date of
      Inception) through December 31, 1998                                                    F-31

CENTURYTEL ALASKA PROPERTIES
  Independent Auditors' Reports                                                               F-33
  Combined Balance Sheets--December 31, 1997 and December 31, 1998                            F-35
  Combined Statements of Income and Retained Earnings--Year Ended December 31, 1996,
      Eleven Months Ended November 30, 1997, One Month Ended December 31, 1997 and
      Year Ended December 31, 1998                                                            F-36
  Combined Statements of Cash Flows--Year Ended December 31, 1996, Eleven Months
      Ended November 30, 1997, One Month Ended December 31, 1997 and Year Ended
      December 31, 1998                                                                       F-37
  Notes to Combined Financial Statements--Year Ended December 31, 1996, Eleven Months
      Ended November 30, 1997, One Month Ended December 31, 1997 and Year Ended
      December 31, 1998                                                                       F-38

MUNICIPALITY OF ANCHORAGE TELEPHONE UTILITY FUND
  Independent Auditors' Report                                                                F-48
  Balance Sheets--December 31, 1997 and December 31, 1998                                     F-49
  Statements of Revenues, Expenses, and Changes in Retained Earnings--
      Years Ended December 31, 1996, 1997 and 1998                                            F-50
  Statements of Cash Flows--Years Ended December 31, 1996, 1997 and 1998                      F-51
  Notes to Financial Statements--Years Ended December 31, 1996, 1997 and 1998                 F-52

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Alaska Communications Systems Group, Inc.
Anchorage, Alaska

        We have audited the consolidated balance sheets of Alaska Communications Systems Group, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. Our audits included the financial statement schedule listed in Item 14(a)2 of Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations, and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
February 20, 2001

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                     (In Thousands Except Per Share Amounts)

                                          ASSETS                                         2000              1999
                                                                                       ---------         ---------
Current assets:
    Cash and cash equivalents                                                          $  61,896         $ 101,994
    Accounts receivable-trade, net of allowance of $9,831 and $5,203                      46,337            49,323
    Materials and supplies                                                                11,103             5,923
    Prepayments and other current assets                                                   4,304             4,327
                                                                                       ---------         ---------
       Total current assets                                                              123,640           161,567

Investments                                                                                1,370             1,673

Property, plant and equipment                                                            953,557           902,131
Less:  Accumulated depreciation and amortization                                         492,822           452,304
                                                                                       ---------         ---------
    Property, plant and equipment, net                                                   460,735           449,827

Goodwill, net of accumulated amortization of $11,753 and $4,243                          258,236           250,346
Other assets                                                                              64,304            71,030
                                                                                       ---------         ---------
Total assets                                                                           $ 908,285         $ 934,443
                                                                                       =========         =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term obligations                                               2,586             4,845
    Accounts payable-trade                                                                31,969            30,688
    Accounts payable-affiliate                                                             1,145               610
    Advance billings and customer deposits                                                 8,689             7,521
    Accrued and other current liabilities                                                 26,146            21,280
                                                                                       ---------         ---------
       Total current liabilities                                                          70,535            64,944

Long-term obligations, net of current portion                                            611,418           607,911
Unamortized investment tax credits                                                           197               394
Other deferred credits and long-term liabilities                                          10,755            13,226
Commitments and contingencies                                                                 --                --

Stockholders' equity:
    Preferred stock, no par, 5,000 authorized, no shares issued and outstanding               --                --
    Common stock, $.01 par value; 145,000 shares authorized, 33,000 and
        32,657 shares issued and 31,468 and 32,657 outstanding, respectively                 330               327
    Treasury stock, 1,532 and 0 shares, respectively, at cost                             (9,735)               --
    Paid in capital in excess of par value                                               275,468           273,119
    Accumulated deficit                                                                  (50,683)          (25,478)
                                                                                       ---------         ---------
       Total stockholders' equity                                                        215,380           247,968
                                                                                       ---------         ---------
Total liabilities and stockholders' equity                                             $ 908,285         $ 934,443
                                                                                       =========         =========


                 See Notes to Consolidated Financial Statements

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                           2000              1999
                                                         ---------         ---------
Operating revenues:
     Local telephone                                     $ 251,424         $ 159,151
     Cellular                                               39,490            24,836
     Internet                                                9,170             2,853
     Interexchange network and other                        12,909             6,305
                                                         ---------         ---------
         Total operating revenues                          312,993           193,145

Operating expenses:
     Local telephone                                       144,876           106,266
     Cellular                                               24,641            15,494
     Internet                                               11,785             5,121
     Interexchange network and other                        21,207             9,671
     Unusual charges                                         5,288                --
     Depreciation and amortization                          72,265            40,306
                                                         ---------         ---------
         Total operating expenses                          280,062           176,858
                                                         ---------         ---------

Operating income                                            32,931            16,287

Other income and expense:
     Interest expense                                      (64,710)          (39,624)
     Interest income and other                               6,680             1,023
     Equity in loss of investments                            (303)             (198)
                                                         ---------         ---------
         Total other income (expense)                      (58,333)          (38,799)
                                                         ---------         ---------

Loss before income taxes and extraordinary item            (25,402)          (22,512)

Income tax benefit                                             197               301
                                                         ---------         ---------

Loss from continuing operations                            (25,205)          (22,211)
Extraordinary item - early extinguishment of debt               --            (3,267)
                                                         ---------         ---------

Net loss                                                 $ (25,205)        $ (25,478)
                                                         =========         =========

Loss per share - basic and diluted:
     Loss from continuing operations                     $   (0.77)        $   (0.95)
                                                         =========         =========
     Extraordinary item                                  $      --         $   (0.14)
                                                         =========         =========
     Net loss                                            $   (0.77)        $   (1.09)
                                                         =========         =========
Weighted average shares outstanding                         32,654            23,396
                                                         =========         =========


                 See Notes to Consolidated Financial Statements

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      PAID IN
                                                                     CAPITAL IN
                                                          COMMON      EXCESS OF      ACCUMULATED        TREASURY       STOCKHOLDERS'
                                                          STOCK          PAR           DEFICIT           STOCK            EQUITY
                                                          ------     ----------      -----------        --------       -------------
Balance, December 31, 1998                                 $ --        $     --        $     --         $    --         $      --

Issuance of 32,657 shares of common stock, $.01 par         327         261,885              --              --           262,212
Fair value of warrants issued in conjunction with
 long term debt                                              --           5,089              --              --             5,089
Stock based compensation                                     --           6,145              --              --             6,145
Net loss                                                     --              --         (25,478)             --           (25,478)
                                                           ----        --------        --------         -------         ---------

Balance, December 31, 1999                                  327         273,119         (25,478)             --           247,968

Issuance of 343 shares of common stock, $.01 par              3           2,349              --              --             2,352
Net loss                                                     --              --         (25,205)             --           (25,205)
Purchase of 1,532 shares of treasury stock                   --              --              --          (9,735)           (9,735)
                                                           ----        --------        --------         -------         ---------

Balance, December 31, 2000                                 $330        $275,468        $(50,683)        $(9,735)        $ 215,380
                                                           ====        ========        ========         =======         =========


                 See Notes to Consolidated Financial Statements

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)


                                                                                         2000              1999
                                                                                       ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                               $ (25,205)        $ (25,478)
Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                       72,265            40,306
      Amortization of debt issuance costs                                                  4,573             3,193
      Amortization of deferred compensation - stock options                                   --             6,145
      Investment tax credits                                                                (197)             (301)
      Capitalized interest                                                                (1,096)             (860)
      Other deferred credits                                                              (1,141)            2,987
      Changes in components of working capital:
        Accounts receivable and other current assets                                      (5,649)            3,154
        Accounts payable and other current liabilities                                     3,560            15,544
        Other                                                                              1,084              (657)
                                                                                       ---------         ---------
Net cash provided by operating activities                                                 48,194            44,033

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction and capital expenditures, net of capitalized interest                       (69,101)          (74,088)
Cost of acquisitions, net of cash received                                                (5,598)         (697,732)
Other assets                                                                                  --            (2,833)
                                                                                       ---------         ---------
Net cash used by investing activities                                                    (74,699)         (774,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt                                                  --           616,597
Payments on long-term debt                                                                (6,210)          (12,590)
Debt issuance costs                                                                           --           (37,900)
Issuance of common stock and warrants                                                      2,352           266,507
Purchase of treasury stock                                                                (9,735)               --
                                                                                       ---------         ---------
Net cash provided (used) by financing activities                                         (13,593)          832,614

Increase (decrease) in cash                                                              (40,098)          101,994
Cash and cash equivalents at beginning of the year                                       101,994                --
                                                                                       ---------         ---------
Cash and cash equivalents at the end of the year                                       $  61,896         $ 101,994
                                                                                       =========         =========

SUPPLEMENTAL CASH FLOW DATA:
Interest paid                                                                          $  59,672         $  31,840
Income taxes paid                                                                             --                --
SUPPLEMENTAL NONCASH TRANSACTIONS:
Property acquired under capital leases                                                 $   3,152         $     740
Note payable in connection with acquisition                                                2,250                --


                 See Notes to Consolidated Financial Statements

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Alaska Communications Systems Group, Inc. and Subsidiaries (the "Company" or "ACS Group") (formerly ALEC Holdings, Inc.), a Delaware corporation, is engaged principally in providing local telephone, wireless, Internet and interexchange network and other services to its customers in the State of Alaska through its telecommunications subsidiaries. The Company was formed in October of 1998 for the purpose of acquiring and operating telecommunications properties.

        The consolidated financial statements for the Company represent the operating results of the following legal entities from the date of their respective acquisition (see Note 2, Acquisitions):

        - Alaska Communications Systems Group, Inc.

        - Alaska Communications Systems Holdings, Inc. ("ACS Holdings")

        - ACS of Alaska, Inc. ("ACSAK") (formerly Telephone Utilities of Alaska, Inc.)

        - ACS of the Northland, Inc. ("ACSN") (formerly Telephone Utilities of the Northland, Inc.)

        - ACS of Fairbanks, Inc. ("ACSF") (formerly PTI Communications of Alaska, Inc.)

        - ACS of Anchorage, Inc. ("ACSA") (formerly Alaska Communications Systems, Inc.)

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

        - ACS Television, L.L.C. ("ACSTV") (formerly Alaskan Choice Television, L.L.C.)

        - ACS Internet, Inc. (formerly PTINet, Inc.)

        - Internet Alaska, Inc. ("IAI")

        A summary of significant accounting policies followed by the Company is set forth below:

Basis Of Presentation

        The accompanying consolidated financial statements are as of and for the years ended December 31, 2000 and 1999 and include the operations of the Company and ACS Holdings, ACSAK, ACSN, ACSF, ACSA, ACSW, ACSLD, and ACS Internet, Inc. since their acquisition on May 14, 1999, ACSTV since its acquisition on September 30, 1999, and IAI since its acquisition on June 16, 2000. Prior to the completion of the acquisitions on May 14, 1999, the Company's balance sheet was comprised of 100 shares of common stock and the Company had no operations.

        The consolidated financial statements include all majority-owned subsidiaries. All significant intercompany balances have been eliminated.

        Certain reclassifications have been made to the 1999 financial statements to make them conform to the current presentation, including a reduction of operating revenues and operating expenses of $474 to conform to the current practice of eliminating intersegment revenue and expense.

Use Of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Cash and Cash Equivalents

        For purposes of the consolidated balance sheets and statements of cash flows, the Company generally considers all investments with a maturity at acquisition of three months or less to be cash equivalents.

Materials and Supplies

        Materials and supplies are carried in inventory at the lower of weighted average cost or market.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments

        Investments in unconsolidated subsidiaries and other investees in which the Company has 20% to 50% interest or otherwise exercises significant influence are accounted for under the equity method.

        Investments carried at equity consists of the following at December 31, 2000:

        Company:                                Carrying value                Percent Owned
        --------                                --------------                -------------
           Alaska Network Services, Inc.            $1,370                        47.0%

        Investments carried at equity consists of the following at December 31, 1999:

        Company:                                Carrying value                Percent Owned
        --------                                --------------                -------------
           Alaska Network Services, Inc.            $1,614                        47.0%
           Internet Alaska, Inc.                        59                        28.5%
                                                    ------
                                                    $1,673
                                                    ======

        Alaska Network Services, Inc. (ANS) by vote of its Board of Directors has elected to wind up its operations and dissolve, which it expects to complete during 2001. During 2000 the Company wrote down its investment in ANS to its expected realizable value.

        The Company acquired all outstanding shares of IAI on June 16, 2000.

Property, Plant and Equipment

        Telephone plant is stated substantially at original cost of construction. Telephone plant retired in the ordinary course of business, together with cost of removal, less salvage, is charged to accumulated depreciation with no gain or loss recognized. Renewals and betterments of telephone plant are capitalized while repairs, as well as renewals of minor items, are charged to operating expense as incurred. The Company provides for depreciation of telephone plant on the straight-line method, using rates approved by the regulatory authorities. The composite annualized rate of depreciation for all classes of property, plant, and equipment was 6.6% and 6.5% for 2000 and 1999, respectively.

        The company is the lessee of equipment and buildings under capital leases expiring in various years through 2019. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for 2000 and 1999.

        Non-Telephone plant is stated at purchased cost and, when sold or retired, a gain or loss is recognized. Depreciation of such property is provided on the straight-line method over its estimated service life ranging from three to 20 years.


Cellular, PCS, and UHF Licenses

        Cellular, PCS, and UHF licenses are stated at purchased cost. Amortization is computed on the straight-line method over an estimated useful life of 40 years. These licenses are renewable at the Company's option in perpetuity. The amortization expense for 2000 and 1999 was $606 and $347, respectively.

Goodwill

        Goodwill represents the excess of cost of companies acquired over the fair value of their net assets at dates of acquisition. Goodwill associated with the purchase of telephone properties is amortized on the straight-line method over 40 years. Goodwill associated with non-regulated properties is amortized using the straight-line method over 15 years. The amortization expense for 2000 and 1999 was $7,510 and $4,243, respectively.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Debt Issue Costs

        Legal, accounting and financing fees, printing costs, and other expenses associated with the senior credit facility, senior subordinated notes, and discount debentures are being amortized on the straight-line method over the term of the debt, which approximates the effective interest method. Amortization expense included in interest expense for 2000 and 1999 was $4,573 and $2,899.

Treasury Stock

        During 2000, the Company was authorized by its Board of Directors to repurchase up to $10,000 of its common stock, to be completed by December 31, 2000. ACS Group acquired 1,532 shares of its common stock for $9,735. This treasury stock is being held for general corporate purposes.

Revenue Recognition

        Recurring local service revenues are billed one month in advance and are deferred until earned. Nonrecurring revenues are billed in arrears and are recognized when earned. Additionally, the Company establishes estimated bad debt reserves against uncollectible revenues incurred during the period. During 2000 and 1999, no customer accounted for more than 10% of the consolidated revenues of the Company.

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

Income Taxes

        The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is unlikely they will be realized. One of the acquired companies had a remaining unamortized regulatory investment tax credit of $695 at May 14, 1999, of which $301 was amortized against income in 1999, $197 was amortized against income in 2000 leaving a remaining balance of $197 at December 31, 2000.

Regulatory Accounting and Regulation

        The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by Statements of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. Depreciable lives of plant and equipment approximate their estimated economic lives. Unregulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principals. The effect of adopting SFAS 101 , Regulated Enterprises -- Accounting for the Discontinuation of Application of FASB Statement No. 71, would not be material to the Company's financial position, results of operations or cash flows.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Regulatory Accounting and Regulation, continued

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

Impairment of Long-Lived Assets

        The Company evaluates the carrying value of property, plant and equipment and intangibles if events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable on the undiscounted cash flow basis of the underlying business.

Comprehensive Income (Loss)

        The Company's comprehensive loss is equal to its net loss for all periods presented.

Earnings Per Share

        Dilutive common equivalent shares from stock options and warrants are calculated using the treasury stock method (dilutive earnings per share). Due to the Company's reported net loss, common equivalent shares, which consisted of 3,998 and 3,154 options granted to employees, were anti-dilutive for the years ended December 31, 2000 and 1999, respectively. For 1999 earnings per share is based on the weighted average number of shares of common stock outstanding from May 14, 1999 through December 31, 1999 (basic earnings per share). The weighted average number of shares outstanding during 1999 is calculated from May 14, 1999 because the Company had no significant operations or outstanding shares prior to that date.

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. This statement, as amended, is effective beginning for the Company's fiscal year ending December 31, 2001. Currently, the Company believes that adoption of this statement will not have a material impact on its consolidated statements.


2. ACQUISITIONS

        On May 14, 1999, the Company acquired ACS Holdings who acquired Century Telephone Enterprise, Inc.'s Alaska holdings, including ACSAK, ACSN, ACSF, Pacific Telecom of Alaska PCS, Inc., and Pacific Telecom Cellular of Alaska, Inc., excluding the assets, liabilities and equity of Alaska RSA#1 (collectively, "CenturyTel's Alaska Properties"). On the same date, ACS Holdings also acquired from the Municipality of Anchorage ACSA and its subsidiaries, ACSW and ACSLD (collectively, "ATU"). These holdings include local area exchange service, long distance service, Internet service and cellular operations throughout rural Alaska and Anchorage. Both acquisitions were accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price and assumption of certain liabilities and include the operating results of both ATU and CenturyTel's Alaska Properties from the date of acquisition. In total, the Company paid Century Telephone Enterprise $411,784 for the CenturyTel's Alaska Properties and the Municipality of Anchorage $265,115 for the assets acquired. Acquisition expenses totaling $19,216 were also allocated to the purchase price.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


2. ACQUISITIONS (CONTINUED)

        The following reflects the allocation of the purchase price and the sources of funds to finance the purchase.


                                     CenturyTel
                                       Alaska
                                     properties           ATU              Total
                                     ----------        ---------         ---------
Current assets                       $  16,882         $  42,146         $  59,028
Property, plant and equipment          157,758           248,648           406,406
Other assets                            13,680            20,665            34,345
Liabilities assumed                    (19,746)          (41,177)          (60,923)
                                     ---------         ---------         ---------
Net assets acquired                    168,574           270,282           438,856
Goodwill                               250,323             6,936           257,259
                                     ---------         ---------         ---------
Total cost of acquisition              418,897           277,218           696,115
Acquisition expenses                    (7,113)          (12,103)          (19,216)
                                     ---------         ---------         ---------
Total purchase price paid            $ 411,784         $ 265,115         $ 676,899
                                     =========         =========         =========



        Net assets acquired were purchased for cash provided from the following sources:


Senior credit facility revolving loan                         $  6,700
Senior credit facility term loans                              435,000
9-3/8% senior subordinated notes due 2009                      150,000
13% senior discount debentures due 2011                         19,911
Issuance of common stock and warrants                          126,289
                                                              --------
Total sources                                                 $737,900
                                                              ========


        These sources also provided $12,601 of working capital and included $48,400 of transaction fees and expenses.

        The following are the unaudited pro forma results for the years ended December 31, 1999 and 1998, giving effect to the acquisitions as if they had occurred at the beginning of the periods.

                                                   1999             1998
                                                 --------         --------
Revenues                                         $299,909         $281,606
Loss from continuing operations
                                                  (26,749)         (17,276)
Net loss
                                                  (30,016)         (17,276)
Loss from continuing operations per share        $  (0.82)        $  (0.53)
Net loss per share (basic and dilutive)          $  (0.92)        $  (0.53)

        On September 30, 1999, the Company acquired a majority interest in Alaskan Choice Television, LLC ("ACTV"'). The cash purchase price was approximately $1,900. On February 14, 2000, the Company purchased the remaining one-third interest of ACTV for $3,042, including a $2,250 note payable which calls for accelerated principal payments based on the achievement of certain subscriber goals in the future. This acquisition is not included in the pro forma results above, as it would not have had a significant effect.

        On June 16, 2000, the Company acquired a 100% interest in IAI. It previously held a minority interest of 28.5%. This acquisition is not included in the pro forma results above, as it would not have had a significant effect.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


3. ACCOUNTS RECEIVABLE

        Accounts receivable - trade at December 31, 2000 and 1999 is comprised of the following:


                                                  2000          1999
                                                -------        -------
Accounts receivable - trade:
    Customers                                   $39,594        $36,163
    Connecting companies                         13,410         14,261
    Other                                         3,164          4,102
                                                -------        -------
                                                 56,168         54,526
    Less allowance for doubtful accounts          9,831          5,203
                                                -------        -------
    Accounts receivable - trade, net            $46,337        $49,323
                                                =======        =======


4. PROPERTY, PLANT AND EQUIPMENT

        Property, plant, and equipment at December 31, 2000 and 1999 is comprised of the following:

                                                            2000            1999
                                                          --------        --------
Property, plant, and equipment:
    Land, buildings and support assets                    $144,500        $143,806
    Central office switching and transmission              286,714         256,805
    Outside plant cable and wire facilities                455,213         437,813
    Cellular switching and transmission systems             34,738          21,861
    Other                                                    5,311           6,316
    Construction work in progress                           27,081          35,530
                                                          --------        --------
                                                           953,557         902,131
    Less accumulated depreciation and amortization         492,822         452,304
                                                          --------        --------
    Property, plant and equipment, net                    $460,735        $449,827
                                                          ========        ========

        The following is a summary of property held under capital leases included in the above property, plant and equipment:


                                                            2000          1999
                                                          -------        ------
Property held under capital leases:
    Land, buildings and support assets                    $ 9,230        $8,974
    Outside plant cable and wire facilities                 2,710            --
    Other                                                     856            --
                                                          -------        ------
                                                           12,796         8,974
    Less accumulated depreciation and amortization          1,250           325
                                                          -------        ------
    Property held under capital leases, net               $11,546        $8,649
                                                          =======        ======


        Amortization on assets under capital leases included in depreciation expense in 2000 and 1999 is $925 and $325, respectively.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


4. PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

        The Company leases various land, buildings, right-of-ways, and personal property under operating lease agreements. Rental expenses under operating leases for 2000 and 1999 were $4,055 and $1,030, respectively. Future minimum payments under these leases for the next five years and thereafter are as follows:


     2001                $ 3,126
     2002                  2,743
     2003                  2,213
     2004                  1,277
     2005                    804
  Thereafter               5,837
                           -----
                         $16,000
                         =======


5. OTHER ASSETS

        Other assets at December 31, 2000 and 1999 was comprised of the following:


                                                                     2000           1999
                                                                    -------        -------
Debt issue costs, net of accumulated amortization
    of $7,766 and $3,193, respectively                              $30,128        $34,701
Cellular, PCS, and UHF licenses, net of amortization of $953
    and $347, respectively                                           24,943         25,431
Prepaid pension asset                                                 3,862          3,530
Deferred charges and other assets                                     5,371          7,368
                                                                    -------        -------
                                                                    $64,304        $71,030
                                                                    =======        =======


6. ACCRUED AND OTHER CURRENT LIABILITIES

        Accrued and other current liabilities at December 31, 2000 and 1999 was comprised of the following:


                                                            2000          1999
                                                          -------        -------
Accrued payroll, benefits, and related liabilities        $ 6,028        $ 7,928
Accrued personal time off                                   5,241          4,506
Accrued interest                                            3,365          2,904
Refundable access revenue                                   6,756             --
Other                                                       4,756          5,942
                                                          -------        -------
                                                          $26,146        $21,280
                                                          =======        =======

7. LONG-TERM OBLIGATIONS

        Long-term obligations consist of the following at December 31, 2000 and 1999:


                                                                            2000              1999
                                                                         ---------         ---------
Senior credit facility term loan - tranche A                             $ 150,000         $ 150,000
Senior credit facility term loan - tranche B                               150,000           150,000
Senior credit facility term loan - tranche C                               135,000           135,000
9 3/8% senior subordinated notes due 2009                                  150,000           150,000
13% senior discount debentures due 2011                                     17,313            17,598
Original issue discount - 13% senior discount debentures due 2011           (2,950)           (3,249)
Capital leases and other long-term obligations                              14,641            13,407
                                                                         ---------         ---------
                                                                           614,004           612,756
Less current portion                                                         2,586             4,845
                                                                         ---------         ---------
Long-term obligations, net of current portion                            $ 611,418         $ 607,911
                                                                         =========         =========


        The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to December 31, 2000 are as follows:


                    Total
                  --------
      2001        $  2,586
      2002           4,911
      2003           4,729
      2004           4,787
      2005           4,859
Thereafter         592,132
                  --------
                  $614,004
                  ========


Senior Credit Facility

        On May 14, 1999, the Company entered into a credit agreement with a syndicate of commercial banks which provide the Company's senior credit facility. The senior credit facility provides $435 million of term loans and a revolving credit facility with a $75 million line of credit. The Company's obligations under the senior credit facility are unconditionally and irrevocably guaranteed, joint and severally, by the Company and its subsidiaries, and secured by collateral that includes substantially all of the Company and its subsidiaries' assets. The senior credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends, and requires the Company to achieve certain financial ratios. As of December 31, 2000 and 1999 the Company was in compliance with all of the covenants of the senior credit facility except one at December 31, 1999 relating to the manner in which licenses are held, for which a waiver was obtained.

        The tranche A term loan of $150 million is repayable in annual principal payments of 1% of outstanding principal commencing on May 14, 2002 with the balance due on November 14, 2006. The loan bears interest at an annual rate equal (at the Company's option) to: (1) an adjusted London inter-bank offered rate ("LIBOR") plus 2.75% or (2) a rate equal to 1.75% plus the greater of the administrative agent's prime rate, a certificate of deposit rate plus 1.00% or the federal funds rate plus .50%, in each case subject to reduction based on the Company's financial performance. The rate of interest in effect at December 31, 2000 and 1999 was 9.25% and 8.94%, respectively, and is based on the LIBOR rate option.

        The tranche B term loan of $150 million is repayable in annual principal payments of 1% of outstanding principal commencing on May 14, 2002 with the balance due on November 14, 2007. The loan bears interest at an annual rate equal (at the Company's option) to: (1) LIBOR plus 3.00% or (2) a rate equal to 2.00% plus the greater of the administrative agent's prime rate, a certificate of deposit rate plus 1.00% or the federal funds rate plus .50%. The rate of interest in effect at December 31, 2000 and 1999 was 9.50% and 9.19%, respectively, and is based on the LIBOR rate option.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


7. LONG-TERM OBLIGATIONS (CONTINUED)

        The tranche C term loan of $135 million is repayable in annual principal payments of 1% of outstanding principal commencing on May 14, 2002 with the balance due on May 14, 2008. The loan bears interest at an annual rate equal (at the Company's option) to: (1) LIBOR plus 3.25% or (2) a rate equal to 2.25% plus the greater of the administrative agent's prime rate, a certificate of deposit rate plus 1.00% or the federal funds rate plus .50%. The rate of interest in effect at December 31, 2000 and 1999 was 9.75% and 9.44%, respectively, and is based on the LIBOR rate option.

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

        Senior Subordinated Notes

        On May 14, 1999, the Company issued $150 million in aggregate principal amount of 9 3/8 % senior subordinated notes due 2009. Interest on the notes is payable semi-annually on May 15 and November 15, commencing November 15, 1999. The notes will mature on May 15, 2009, and are redeemable, in whole or in part, at the option of the Company, at any time on or after May 15, 2004 at 104.688% of the principal amount declining to 100% of the principal amount on or after May 15, 2007. The notes contain a number of restrictive covenants, including covenants limiting incurrence of debt and the payment of dividends. As of December 31, 2000 and 1999 the Company was in compliance with all the covenants of the notes.

        Senior Discount Debentures

        On May 14, 1999 the Company issued $46.9 million in aggregate principal amount of senior discount debentures due 2011 and 828 warrants, for gross proceeds of $25 million. As amended on October 29, 1999, interest accrues at 13.00% and is payable at the Company's option semiannually on May 15 and November 15, commencing May 15, 2000 until May 15, 2004 when the Company will be required to semiannually pay interest. After the consummation of the Company's offering of common stock, in December 1999 the Company redeemed 35% ($9,321) of the aggregate principal amount of the discount debentures original issues, at a price equal to their accreted value plus a premium of one year's interest at the stated rate. The debentures will mature on May 15, 2011, and are redeemable, in whole or in part, at the option of the Company, at any time on or after May 15, 2004 at 106.5% of the principal amount declining to 100% of the principal amount on or after May 15, 2009. The debentures contain a number of restrictive covenants, including covenants limiting incurrence of debt and the payment of dividends. As of December 31, 2000 and 1999 the Company was in compliance with all the covenants of the debentures.

        The original issue discount of $5,089 resulted from the issuance of detachable warrants in connection with the 13.00% senior discount debentures. These detachable warrants were exercisable into 828 shares of common stock at any time from May 14, 1999 through May 15, 2011 at $0.01 per share. The original issue discount represents the difference between the exercise price and the fair value of the underlying shares at the date of issue. On November 18, 1999, these warrants were exercised in a roll-up transaction resulting in 828 shares of stock being issued.

        Capital leases and other long-term obligations

        The Company has entered into various capital leases and other debt agreements totaling $14,641 and $13,407 with a weighted average interest rate of 8.91% and 8.978 % at December 31, 2000 and 1999, respectively.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


8. LOCAL TELEPHONE OPERATING REVENUE

        Local telephone operating revenues consisted of the following at December 31, 2000 and 1999:


                                                      2000            1999
                                                    --------        --------
Local network service                               $ 92,420        $ 59,891
Network access revenue                               105,172          67,174
Directory advertising                                 32,056          17,713
Deregulated revenue and other                         21,776          14,373
                                                    --------        --------
    Total local telephone operating revenues        $251,424        $159,151
                                                    ========        ========


9. UNUSUAL CHARGES

        During 2000, the Company recorded $5,288 of unusual charges, consisting of the following:


                                                2000
                                               ------
Costs incurred in attempted acquisition        $1,451
Severance and restructuring costs               3,019
Legal settlement                                  818
                                               ------
                                               $5,288
                                               ======


        During 2000, the Company attempted to acquire the Matanuska Telephone Association, a cooperative telephone association located in Alaska. The acquisition was subject to approval by a vote of the membership of the cooperative association requiring a super majority, which was held in September of 2000. The membership of the association voted to approve the acquisition but failed to achieve the required super majority. The Company had incurred $1,451 of legal, consulting and other out of pocket costs associated with the attempted acquisition which were charged to expense during September 2000.

        The Company recorded $3,019 related to severance and restructuring charges under several plans adopted during 2000. Employee force reductions resulting from these restructuring plans are expected to total approximately 300 by their completion, which is expected to be during the fourth quarter of 2001. Employee groups located in Alaska within the local telephone, cellular and Internet operations are all included within the scope of the severance and restructuring plans. The plans also call for the closure of a branch operation in Vancouver, Washington. As of December 31, 2000, $962 has been paid under the plans and approximately 100 employees have been terminated.

        In December 2000, the Company settled out of court a claim by a vendor that arose from an undisclosed contractual obligation it incurred in the purchase of the Company's operations in May 1999, resulting in a charge to expense of $818.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


10. INCOME TAXES

        The Company's combined federal income and state effective income tax rate from continuing operations was a benefit of 0.8% and 1.3% in 2000 and 1999, respectively. The difference between taxes calculated as if the statutory federal rate of 35% was applied to loss from continuing operations before income tax and the recorded tax benefit is reconciled as follows:

                                                                 2000             1999
                                                               --------         -------
Computed federal income taxes at the 35% statutory rate        $ (8,891)        $(7,774)
   Increase (reduction) in tax resulting from
      State income taxes (net federal benefit)                   (1,494)         (1,407)
      Original issue discount interest                              211             908
      Amortization of investment tax credits                       (197)           (301)
      Valuation allowance - book net operating loss              10,205           7,965
      Other                                                         (31)            308
                                                               --------         -------
Total income tax benefit                                       $   (197)        $  (301)
                                                               ========         =======


The benefit for income taxes is summarized as follows:


                                                    2000          1999
                                                    -----         -----
      Current:
         Federal income tax                         $  --         $  --
         State income tax                              --            --
                                                    -----         -----
            Total current                              --            --
                                                    -----         -----
      Deferred:
         Federal income tax                            --            --
         State income tax                              --            --
                                                    -----         -----
            Total deferred                             --            --
      Amortization of investment tax credits         (197)         (301)
                                                    -----         -----
      Total income tax benefit                      $(197)        $(301)
                                                    =====         =====


        The effect of significant items comprising the Company's net deferred tax liability were as follows:


                                                                        2000             1999
                                                                      --------         --------
        Deferred tax liabilities - long-term:
              Property, plant and equipment                           $(16,338)        $ (4,427)
              Intangibles                                               (7,235)             (80)
              Other                                                       (169)              --
                                                                      --------         --------
        Total long-term deferred tax liabilities                       (23,742)          (4,507)
                                                                      --------         --------
        Deferred tax assets:
           Current:
              Accrued compensation                                       5,329            1,433
              Accrued bad debts                                          4,825              997
              Deferred investment tax credit                                80              162
              Regulatory liabilities FASB 109                               70              113
              Extraordinary net operating loss                              --            1,343
                                                                      --------         --------
           Total current deferred tax assets                            10,304            4,048
                                                                      --------         --------
           Long-term:
              Net operating loss carryforwards from operations          32,598           10,042
              Original issue discount                                      503               --
                                                                      --------         --------
           Total long-term deferred tax assets                          33,101           10,042
                                                                      --------         --------
        Total deferred tax assets                                       43,405           14,090
                                                                      --------         --------
           Valuation allowance                                         (19,513)          (9,308)
                                                                      --------         --------
        Net deferred tax asset                                        $    150         $    275
                                                                      ========         ========

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


10. INCOME TAXES (CONTINUED)

        The company has available at December 31, 2000 unused operating loss carryforwards of $79,295 that may be applied against future taxable income and that expire as follows:


  Year of               Unused Operating
 Expiration            Loss Carryforwards
 ----------            ------------------
   2019                    $20,390
   2020                     58,905
                            ------
                           $79,295


11. EXTRAORDINARY ITEM

        On December 3, 1999 the Company retired 35% ($9,321) of the senior discount debentures due in 2011 with a portion of the proceeds from its initial public offering ("IPO") of common stock in November 1999. The Company paid a premium of 13% of the retired principal in the amount of $1,219. Additionally, 35% of the debt issue costs and original issue discount resulting from the warrants associated the senior discount debentures were written off in the amounts of $294, and $1,754, respectively. The transaction resulted in an extraordinary charge of $3,267 ($0.14 per share). The income tax benefit of $1,343 was offset by a valuation allowance.


12. STOCK INCENTIVE PLANS

        Under various plans, ACS Group, through the Compensation Committee of the Board of Directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At December 31, 2000, ACS Group has reserved a total of 6,060 shares of authorized common stock for issuance under the various plans. In general, options under the plans vest ratably over three, four or five years and the plans terminate in approximately 10 years.

        The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," in accounting for its plans. Accordingly, no compensation cost has been recognized for options with exercise prices equal to or greater than fair value on the date of grant. If compensation costs had been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net loss and net loss per share on a pro forma bases for 2000 and 1999 would have been as follows:


                                                     2000         1999
                                                   ---------    ---------
Net loss:
    As reported                                    $(25,205)    $(25,478)
    Pro forma                                       (26,867)     (26,144)

Net loss per share - basic and diluted:
    As reported                                    $  (0.77)    $  (1.09)
    Pro forma                                         (0.82)       (1.12)


        The fair value for these options was estimated at the date of grant, using a Black-Scholes option pricing model with the following weighted average assumptions for grants:


                                                2000         1999
                                                -----        -----
Risk free rate                                   5.5%         5.5%
Dividend yield                                   0.0%         0.0%
Expected volatility factor                      52.5%        40.3%
Expected option life (years)                      6.1         7.0

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


12. STOCK INCENTIVE PLANS (CONTINUED)

ALEC Holdings, Inc. 1999 Stock Incentive Plan

        ACS Group has reserved 3,410 shares under this plan, which was adopted in connection with the completion of the acquisitions on May 14, 1999 (see Note 2, Acquisitions). At December 31, 2000 3,928 options have been granted, 785 have been forfeited, 237 have been exercised and 267 are available for grant under the plan. The plan allows forfeited options to be reissued. The plan will terminate on May 14, 2009.

        During May, June and July of 1999, 2,919 of these options were granted at an exercise price equivalent to the then fair value of the underlying stock as evidenced by sales to third parties. Of the options granted in May, 654 are variable plan performance vesting options granted to certain officers and management of the Company. These performance vesting options became vested upon completion of ACS Group's IPO in November 1999, and resulted in the recording of $4,148 of compensation expense. Compensation expense recorded for these options represents the difference between the IPO price of $14.00 and the exercise price of $6.1542. The remaining options granted during May, June and July of 1999 generally vest ratably over five years or after nine years subject to acceleration upon the attainment of certain performance goals.

        During September, October, and November 1999, 504 options were granted, all at exercise prices below the fair value of the underlying stock at the time of issuance, which was an average of $10.12 per share. These options vested upon completion of ACS Group's IPO in November of 1999, and resulted in the recording of compensation expense of $1,997. Compensation expense recorded for these options represents the difference between the fair value of the underlying stock of $10.12 and the exercise price of $6.1542.

        On November 20, 2000, the Board of Directors approved the grant of options under the plan to purchase 505 shares to certain members of management at an exercise price of $5.50 per share, generally vesting over four years ratably.

        Information on outstanding options for the years ended December 31, 2000 and 1999 is summarized as follows:

                                                              2000                       1999
                                                     -----------------------    ------------------------
                                                                    Weighted                    Weighted
                                                                    Average                     Average
                                                     Number of      Exercise    Number of       Exercise
                                                      Shares         Price        Shares         Price
                                                     ---------      --------    ---------       --------
Outstanding January 1                                  3,154         $6.15            --         $  --
Granted                                                  505          5.50         3,423          6.15
Exercised                                               (198)         6.15           (39)         6.15
Canceled or expired                                     (555)         6.08          (230)         6.15
                                                       ------                      -----
Outstanding December 31                                2,906          6.05         3,154          6.15
                                                       ======                      =====

Options exercisable at December 31                     1,541          6.12         1,255          6.15
Weighted average fair value of options granted                        3.09                        3.88

        The outstanding options at December 31, 2000 have the following characteristics:

                                   Outstanding Options            Exercisable Options
                            ---------------------------------    -----------------------
                                        Weighted     Weighted                   Weighted
                                        Average      Average                    Average
                            Number of   Remaining    Exercise      Number       Exercise
 Range of Exercise Prices    Shares    Life (Years)   Price      Exercisable     Price
 ------------------------   ---------  ------------  --------    -----------    --------
 $5.50 - $6.15                2,906       7.85        $6.05        1,541         $6.12
                              =====       ====        =====        =====         =====

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


12. STOCK INCENTIVE PLANS (CONTINUED)

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

        This plan was adopted by ACS Group in November 1999 in connection with its IPO. At December 31, 2000 1,247 options have been granted, 155 have been forfeited, and 408 are available for grant under the plan. The plan allows forfeited options to be reissued. The term of options granted under the plan may not exceed 10 years. Unless otherwise determined by the Compensation Committee of the Board of Directors, options will vest ratably on each of the first four anniversaries after the grant date and will have an exercise price equal to the fair market value of the common stock on the date of grant.

        No shares were awarded under this plan during 1999. On February 9, 2000, the Board of Directors approved the grant of options under the plan to purchase 887 shares to certain members of management at an exercise price of $14.1354 per share. On June 20, 2000, the Board of Directors approved the grant of options under the plan to purchase 28 shares to certain members of management at an exercise price of $12.625 per share. On September 7, 2000, the Board of Directors approved the grant of options under the plan to purchase 2 shares to a member of management at an exercise price of $8.5819 per share. On October 20, 2000, the Board of Directors approved the grant of options under the plan to purchase 5 shares to certain members of management at an exercise price of $6.438 per share. On November 20, 2000, the Board of Directors approved the grant of options under the plan to purchase 315 shares to certain members of management at an exercise price of $5.50 per share. On November 28, 2000, the Board of Directors approved the grant of options under the plan to purchase 10 shares to certain members of management at an exercise price of $6.125 per share.


        Information on outstanding options for the year December 31, 2000 is summarized as follows:


                                                                    Weighted
                                                                     Average
                                                      Number of     Exercise
                                                       Shares        Price
                                                      ---------    ---------
Outstanding January 1                                     --         $   --
Granted                                                1,247          11.86
Exercised                                                 --             --
Canceled or expired                                     (155)         14.20
                                                       -----
Outstanding December 31                                1,092          11.53
                                                       =====

Options exercisable at December 31                       186          11.66
Weighted average fair value of options granted                         6.55


        The outstanding options at December 31, 2000 have the following characteristics:


                                        Outstanding Options             Exercisable Options
                               -----------------------------------     ---------------------
                                              Weighted    Weighted                  Weighted
                                              Average     Average                   Average
                               Number of     Remaining    Exercise       Number     Exercise
 Range of Exercise Prices       Shares      Life (Years)   Price       Exercisable   Price
 ------------------------      ---------    ------------  --------     -----------  --------
 $5.50 - $6.44                    330           9.89       $ 5.53          53        $ 5.51
 $8.58 - $12.63                    30           9.49        12.29           5         12.29
 $14.20                           732           9.12        14.20         128         14.20


                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


12. STOCK INCENTIVE PLANS (CONTINUED)

ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

        The non-employee director stock compensation plan was adopted by ACS Group in connection with its IPO. ACS Group has reserved 150 shares under this plan. At December 31, 2000 26 shares have been awarded and 124 shares are available for grant under the plan. Directors are required to receive not less than 25% of their annual retainer and meeting fees in the form of ACS Group's stock, and may elect to receive up to 100% of director's compensation in the form of stock.

        During the year ended December 31, 2000, 26 shares under the plan were awarded to directors, of which 13 were elected to be deferred until termination of service by the directors.

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

        This plan was also adopted in connection with ACS Group's IPO in November 1999. At December 31, 2000, 868 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

        On June 30, 2000, 65 shares were issued under the plan. On December 29, 2000, 67 shares were issued under the plan.

        A participant in the purchase plan may authorize regular salary deductions of a maximum of 15% and a minimum of 1% of base compensation. The fair market value of shares which may be purchased by any employee during any calendar year may not exceed $25. The amounts so deducted and contributed will be applied to the purchase of full shares of common stock at 85% of the lesser of the fair market value of such shares on the date of purchase or on the offering date for such offering period. The offering dates will be January 1 and July 1 of each purchase plan year, and each offering period will consist of one six-month purchase period. The first offering period under the plan commenced on January 1, 2000. Shares will be purchased on the open market or issued from authorized but unissued shares on behalf of participating employees on the last business days of June and December for each purchase plan year and each such participant will have the rights of a stockholder with respect to such shares. During the year ended December 31, 2000 approximately 36% of eligible employees elected to participate in the plan.


13. RETIREMENT PLANS

        Pension benefits for substantially all of the Company's employees are provided through the Alaska Electrical Pension Plan ("AEPP"). The Company pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined or allocated separately to the individual employer. The Company's portion of the plan's pension cost for 2000 and 1999 was $10,978 and $6,099, respectively.

        The Company also has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. ("CenturyTel Plan"). This plan was transferred to The Company in connection with the acquisition of the CenturyTel's Alaska Properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. Accrued benefits under the ACS Retirement Plan were determined in accordance with the provisions of the CenturyTel Plan. Upon completion of the transfer to The Company, covered employees ceased to accrue benefits under the plan. On November 1, 2000 the ACS Retirement Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPP. As a result of this amendment, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974. Since the plan is adequately funded, no contribution was made in 2000 or 1999.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


13. RETIREMENT PLANS (CONTINUED)

        The following table represents the net periodic pension expense (benefit) for the ACS Retirement Plan for 2000 and 1999:


                                       2000          1999
                                      -----         -----
Service cost                          $  --         $  --
Interest cost                           447           149
Expected return on plan assets         (813)         (170)
Net amortization and deferral            34            --
                                      -----         -----
Net periodic pension benefit          $(332)        $ (21)
                                      =====         =====

        The following is a reconciliation of the beginning and ending balances for 2000 and 1999 for the projected benefit obligation and the plan assets for the ACS Retirement Plan:

                                                              2000            1999
                                                             -------         -------
Change in projected benefit obligation:
    Projected benefit obligation at beginning of year        $ 5,724         $    --
    Acquisition                                                   --           5,780
    Plan amendments                                            1,992              --
    Amortization of prior service cost                           (34)             --
    Service cost                                                  --              --
    Interest cost                                                447             149
    Actuarial (gain) loss                                        501            (205)
    Benefits paid                                                (30)             --
                                                             -------         -------
    Projected benefit obligation at end of year              $ 8,600         $ 5,724
                                                             =======         =======

Change in plan assets
    Fair value of plan assets at beginning of year           $ 9,564         $    --
    Acquisition                                                   --           9,289
    Return on plan assets                                       (277)            275
    Employer contributions                                        --              --
    Benefits paid                                                (30)             --
                                                             -------         -------
    Fair value of plan assets at end of year                 $ 9,257         $ 9,564
                                                             =======         =======

        The following table represents the funded status of the ACS Retirement Plan at December 31, 2000 and 1999:

                                              2000            1999
                                             -------         -------
    Projected benefit obligation             $(8,600)        $(5,724)
    Plan assets at fair value                  9,257           9,564
                                             -------         -------
    Funded Status                                657           3,840
                                             -------         -------

    Unrecognized net prior obligation             --              --
    Unrecognized prior service cost            1,958              --
    Unrecognized net loss (gain)               1,247            (310)
                                             -------         -------
    Pension asset at end of year             $ 3,862         $ 3,530
                                             =======         =======

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


13. RETIREMENT PLANS (CONTINUED)

        The actuarial assumptions used to account for the plan as of December 31, 2000 and 1999 are as follows:


                                            2000      1999
                                            ----      ----
Discount rate                               7.50%     7.90%
Expected return on assets                   8.50%     5.50%
Rate of compensation increase               0.00%     0.00%


        The Company also provides a 401(k) retirement savings plan covering substantially all of its employees. The plan allows for discretionary matching contributions as determined by the Board of Directors, subject to Internal Revenue Code limitations. There was no matching contribution for 2000 or 1999.


14. BUSINESS SEGMENTS

        The Company has three reportable segments: local telephone, which provides landline telecommunications services, and consists of local telephone service, network access, directory advertising, deregulated and other revenues; cellular, which provides wireless telecommunications service; and Internet, which is being reported as a separate segment in the current year due to the growth and acquisition of IAI. Each reportable segment is a strategic business under separate management and offering different services than those offered by the other segments. The Company also has interexchange network and television services segments which do not meet the criteria for a reportable segment and are therefore included in "All Other" below. The Company also incurs interest expense, interest income, equity in earnings of investments and other non operating income and expense at the corporate level which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non operating income and expense items are provided in the accompanying table under the caption "All Other" in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at either the Company or ACS Holdings and are allocated below based on operating revenues. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

        The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2000:


                                  Local Telephone    Cellular       Internet       All Other   Eliminations        Total
                                  ---------------   ---------       --------       ---------   ------------     ----------
Operating revenues                  $ 251,424       $  39,540       $  9,172       $ 20,904       $(8,047)      $ 312,993
Depreciation and amortization          56,912           5,029          1,495          8,829            --          72,265
Operating income (loss)                46,906           6,414         (8,760)       (11,629)           --          32,931
Interest expense                       (1,046)            (11)          (109)       (63,544)           --         (64,710)
Interest income                           105             215             --          6,498            --           6,818
Income tax provision (benefit)         14,127           2,703             --        (17,027)           --            (197)
Net income (loss)                      31,755           3,944         (8,863)       (52,041)           --         (25,205)
Total assets                          709,823         114,077         26,740         57,645            --         908,285
Capital expenditures                   53,974          11,505          3,252          3,522            --          72,253


        Operating revenues disclosed above include intersegment operating revenues of $9,840 for local telephone, $937 for cellular, and $13,210 for all other. In accordance with SFAS 71, intercompany revenues between local telephone and non local telephone operations are not eliminated above.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


14. BUSINESS SEGMENTS (CONTINUED)

        The following table illustrates selected financial data for each segment as of and for the year ended December 31, 1999:


                                      Local
                                    Telephone       Cellular       Internet       All Other  Eliminations      Total
                                    ---------       ---------      --------       ---------  ------------    ---------
Operating revenues                  $ 159,151       $  24,882       $ 2,853       $  6,733       $(474)      $ 193,145
Depreciation and amortization          32,881           2,159           219          5,047          --          40,306
Operating income (loss)                19,784           6,801        (2,267)        (8,031)         --          16,287
Interest expense                         (240)            (10)           --        (39,374)         --         (39,624)
Interest income                           682              88            --            851          --           1,621
Income tax provision (benefit)          7,793           2,890            --        (10,984)         --            (301)
Net income (loss)                      11,930           4,056        (2,267)       (39,197)         --         (25,478)
Extraordinary item                         --              --            --         (3,267)         --          (3,267)
Total assets                          773,405         114,654         5,201         41,183          --         934,443
Capital expenditures                   44,310          10,962            --         19,520          --          74,792


        Operating revenues disclosed above include intersegment operating revenues of $3,177 for local telephone, $479 for cellular, and $853 for all other. In accordance with SFAS 71, intercompany revenues between local telephone and non local telephone operations are not eliminated above.


15. RELATED PARTY TRANSACTIONS

        Fox Paine & Company, ACS Group's majority stockholder, receives an annual management fee in the amount of 1% of the Company's net income before interest expense, interest income, income taxes, depreciation and amortization, and equity in loss of investments, calculated without regard to the fee. The management fee expense for 2000 is $1,169 of which $1,145 was payable at December 31, 2000. The management fee expense for 1999 is $610 all of which was payable at December 31, 1999.

        In addition, in 1999, Fox Paine & Company received aggregate advisory fees in the amount of $14,200 upon consummation of the acquisitions of CenturyTel's Alaska Properties and ATU and were reimbursed for pre-closing costs of $9,941.

        In connection with stock grants, the company loaned officers of the company $757 with an interest rate of the federal funds rate or 8%, whichever is greater. The loans are secured by shares of ACS Group's common stock owned by the individual officers. At December 31, 1999 the balances of the officer loans were $794. These loans were repaid in their entirety on January 3, 2000.


16. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


16. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

        The following table summarizes the Company's carrying values and fair values of the debt components of its financial instruments at December 31, 2000:


                                                    Carrying        Fair
                                                     Value          Value
                                                    --------      ---------
Senior credit facility term debt - tranche A        $150,000      $ 150,000
Senior credit facility term debt - tranche B         150,000        150,000
Senior credit facility term debt - tranche C         135,000        135,000
9 3/8% senior subordinated notes due 2009            150,000        126,375
13% senior discount debentures due 2011               14,363         21,665
Interest Rate Swap Agreement                              --         (1,243)
Capital leases and other long-term obligations        14,641         14,641
                                                    --------      ---------
                                                    $614,004      $ 596,438
                                                    ========      =========


        The following table summarizes the Company's carrying values and fair values of the debt components of its financial instruments at December 31, 1999:


                                                    Carrying        Fair
                                                     Value          Value
                                                    --------      ---------
Senior credit facility term debt - tranche A        $150,000      $ 150,000
Senior credit facility term debt - tranche B         150,000        150,000
Senior credit facility term debt - tranche C         135,000        135,000
9 3/8% senior subordinated notes due 2009            150,000        145,500
13% senior discount debentures due 2011               14,349         21,408
Interest Rate Swap Agreement                              --           (923)
Capital leases and other long-term obligations        13,407         13,407
                                                    --------      ---------
                                                    $612,756      $ 614,392
                                                    ========      =========


17. COMMITMENTS AND CONTINGENCIES

        At December 31, 2000, the Company had a commitment to acquire additional fiber optic circuit capacity in the first quarter of 2001 at a purchase price of $19,500. This commitment was fulfilled on January 12, 2001.

        The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


18. CONSOLIDATED QUARTERLY OPERATING INFORMATION (UNAUDITED)


                                                                   Quarterly Financial Data
                                                -----------------------------------------------------------
                                                 First            Second           Third           Fourth
                                                Quarter           Quarter         Quarter          Quarter
                                                --------         --------         --------         --------
2000

Operating revenue                               $ 77,091         $ 81,863         $ 74,866         $ 79,173
Operating income                                  11,234           11,949            3,326            6,422
Net loss                                          (3,138)          (2,696)         (10,876)          (8,495)
Loss per share - basic and diluted:                (0.10)           (0.08)           (0.33)           (0.26)

1999

Operating revenue                               $     --         $ 38,282         $ 75,540         $ 79,323
Operating income                                      --            2,374           10,602            3,311
Loss from continuing operations                       --           (5,746)          (4,914)         (11,551)
Extraordinary item                                    --               --               --           (3,267)
Net loss                                              --           (5,746)          (4,914)         (14,818)
Loss per share - basic and diluted:
     Net loss before extraordinary item               --            (0.29)           (0.23)           (0.43)
     Extraordinary item                               --               --               --            (0.12)
     Net loss                                         --            (0.29)           (0.23)           (0.55)


        Certain reclassifications have been made to the quarterly information previously presented in order to make them conform to the current presentation. The first quarter 2000 operating revenue previously reported in the Company's first quarter 2000 10-Q at $78,324, has been reduced by $1,233 to reflect the current practice of eliminating intersegment revenue and expense. The second quarter, third quarter, and fourth quarter 1999 operating revenues previously reported in the Company's 1999 10-K at $38,330, $75,747, and $79,542,
respectively, have been reduced by $48, $207 and $219, respectively, to reflect the current practice of eliminating intersegment revenue and expense. The Company had no operations prior to the acquisitions of Alaska Communications Systems Holdings, Inc., CenturyTel's Alaska Properties, and ATU on May 14, 1999. Fourth quarter operating income for 1999 included stock based compensation expense of $6,145.

                    ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
                 SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                           Balance at    Charged to     Charged to                     Balance at
                                           Beginning      costs and       other                            End
Description                                of Period      expenses     accounts (1)  Deductions (2)    of Period
-----------                                ----------    ----------    ------------  --------------    ----------
2000 Allowance for doubtful accounts        $ 5,203        $7,839        $  751          $3,962          $9,831
                                            =======        ======        ======          ======          ======

1999 Allowance for doubtful accounts        $    --        $1,130        $4,798          $  725          $5,203
                                            =======        ======        ======          ======          ======


(1) Represents the allowance for doubtful accounts at the date of acquisition, and reserve for accounts receivable collected on the behalf of others.

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
                                                                  --------
                                                                  $620,000
                                                                  ========


                 See Notes To Consolidated Financial Statements.

                  ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Period from July 16,
                                                            1998 (Date of
                                                          Inception) Through
                                                          December 31, 1998
                                                         --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for property, plant, and equipment               $ (36,536)
    Deferred acquisition costs                                 (248,637)
    Deposits                                                    (11,820)
    Accounts receivable from employees and related party        (41,771)
    Accrued liabilities                                              --
                                                              ---------
    Net cash used in investing activities                      (338,764)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from advances from stockholder                     620,000
                                                              ---------
NET (DECREASE) INCREASE IN CASH                                 281,236
CASH, BEGINNING OF PERIOD                                            --
                                                              ---------
CASH, END OF PERIOD                                           $ 281,236
                                                              =========


                See notes to consolidated financial statements.

           ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     PERIOD FROM JULY 16, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1998


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

          ALASKA COMMUNICATIONS SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

     Period From July 16, 1998 (Date Of Inception) Through December 31, 1998


3. PROPERTY, PLANT, AND EQUIPMENT

        The balances by category of property, plant, and equipment, at December 31, 1998 are:

Office furniture, equipment, and other                $ 3,049
Construction work in progress                          33,487
                                                      -------
Total property, plant, and equipment                   36,536
Less:  Accumulated depreciation                            --
                                                      -------
Property, plant, and equipment - net                  $36,536
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


/s/ DELOITTE & TOUCHE LLP




Portland, Oregon
March 25, 1999

                          CENTURYTEL ALASKA PROPERTIES
                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                              DECEMBER 31,
                                                                                       -------------------------
                                                                                         1997             1998
                                                                                       ---------       ---------
                                                  ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                         $     871       $   5,728
     Accounts receivable:
         Customers, less allowance for doubtful accounts of $376, and $164 at
            December 31, 1997 and 1998, respectively                                       5,071           8,446
         Affiliates (Note 8)                                                              20,404          31,922
         Connecting companies                                                              4,146          10,984
         Receivable from sale of cellular license                                          5,022              --
         Miscellaneous accounts receivable and other                                       2,760           1,213
     Material and supplies (at cost)                                                       2,653           2,072
     Prepayments                                                                           1,513             610
                                                                                       ---------       ---------
            Total current assets                                                          42,440          60,975
                                                                                       ---------       ---------
PROPERTY, PLANT, AND EQUIPMENT - Net (Note 4)                                            158,590         161,710
                                                                                       ---------       ---------
OTHER ASSETS:
     Excess cost of net assets acquired, less accumulated amortization of $5,056,
         and $6,853 at December 31, 1997 and 1998, respectively (Note 1)                 248,948         242,632
     Investments, at cost                                                                    997             976
     Other, net                                                                            8,200           6,367
                                                                                       ---------       ---------
            Total other assets                                                           258,145         249,975
                                                                                       ---------       ---------
TOTAL ASSETS                                                                           $ 459,175       $ 472,660
                                                                                       =========       =========

                                    LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt (Note 5)                                     $   1,316       $   1,427
     Accounts payable                                                                      3,275           5,322
     Accrued expenses and other accrued liabilities:
         Salaries and benefits                                                             2,434           1,949
         Taxes                                                                             1,123           1,008
         Other                                                                               684           1,849
     Advance billings and customer deposits (Note 1)                                       1,643           2,019
                                                                                       ---------       ---------
            Total current liabilities                                                     10,475          13,574
                                                                                       ---------       ---------
LONG TERM DEBT (Note 5)                                                                   41,634          41,981
                                                                                       ---------       ---------
DEFERRED CREDITS AND OTHER LIABILITIES:
     Deferred income taxes (Note 6)                                                       11,297          13,523
     Deferred investment tax credits                                                       1,421             909
     Other                                                                                 3,034           1,711
                                                                                       ---------       ---------
            Total deferred credits and other liabilities                                  15,752          16,143
                                                                                       ---------       ---------
SHAREHOLDER'S EQUITY:
     Common stock (103 and 104 shares authorized and 23 and 24 issued
         and outstanding, respectively)                                                       23              24
     Paid-in capital                                                                     393,026         393,026
     Retained earnings                                                                    (1,735)          7,912
                                                                                       ---------       ---------
            Total shareholder's equity                                                   391,314         400,962
                                                                                       ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                             $ 459,175       $ 472,660
                                                                                       =========       =========


            See accompanying notes to combined financial statements.

                          CENTURYTEL ALASKA PROPERTIES
               COMBINED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                 (IN THOUSANDS)


                                                                   ELEVEN
                                                                    MONTHS        ONE MONTH
                                                  YEAR ENDED        ENDED          ENDED         YEAR ENDED
                                                 DECEMBER 31,     NOVEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                                    1996             1997           1997            1998
                                                 ------------     ------------   ------------   ------------
OPERATING REVENUES:
         Telephone                                   75,950          79,330          10,255         121,933
         Cellular                                     4,823           5,120             181           2,576
                                                  ---------       ---------       ---------       ---------
                Total operating revenues             80,773          84,450          10,436         124,509
OPERATING EXPENSES:
         Cost of sales and operating
                expenses-telephone                   41,789          42,404           6,434          72,008
         Cost of sales and operating
                expenses-cellular                     3,381           3,082             147           2,128
         Depreciation and amortization               15,348          15,823           2,466          30,459
                                                  ---------       ---------       ---------       ---------
                Total operating expenses             60,518          61,309           9,047         104,595
                                                  ---------       ---------       ---------       ---------
OPERATING INCOME                                     20,255          23,141           1,389          19,914
OTHER INCOME (EXPENSE):
         Interest expense                            (3,176)         (3,027)           (253)         (3,588)
         Interest income (Note 8)                     1,180             858              82           2,183
         Other income (expense) - Net                   (33)           (298)             53             356
                                                  ---------       ---------       ---------       ---------
                Total other income (expense)         (2,029)         (2,467)           (118)         (1,049)
INCOME BEFORE INCOME TAX
         EXPENSE                                     18,226          20,674           1,271          18,865
INCOME TAX EXPENSE (Note 6)                           6,737           7,746             736           9,218
                                                  ---------       ---------       ---------       ---------
NET INCOME                                           11,489          12,928             535           9,647
                                                  =========       =========       =========       =========
RETAINED EARNINGS AT
         BEGINNING OF PERIOD                         63,216          61,079              --          (1,735)
Less dividends to shareholder                        13,626           7,080           2,270              --
                                                  ---------       ---------       ---------       ---------
RETAINED EARNINGS AT END
         OF PERIOD                                $  61,079       $  66,927       $  (1,735)      $   7,912
                                                  =========       =========       =========       =========


            See accompanying notes to combined financial statements.

                          CENTURYTEL ALASKA PROPERTIES
                        Combined Statements of Cash Flows
                                 (In Thousands)


                                                                                    ELEVEN MONTHS     ONE MONTH
                                                                      YEAR ENDED        ENDED           ENDED           YEAR ENDED
                                                                     DECEMBER 31,    NOVEMBER 30,     DECEMBER 31,     DECEMBER 31,
                                                                         1996            1997            1997              1998
                                                                    ------------     ------------     ------------     ------------
OPERATING ACTIVITIES:
      Net income                                                          11,489           12,928              535            9,647
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                  15,348           15,823            2,466           30,459
           Deferred income taxes and unamortized
             investment tax credits, net                                   1,538            1,160               65               24
           Change in current assets and liabilities:
                Accounts receivable                                       14,476           (1,383)           3,873           (3,644)
                Accounts payable                                          (6,828)          (2,986)          (1,527)           1,479
                Other current assets and liabilities, net                 (1,434)          (4,329)             176            2,427
                Other, net                                                    --               --               --           (2,101)
                                                                    ------------     ------------     ------------     ------------
Net cash provided by operating activities                                 34,589           21,213            5,588           38,291
                                                                    ------------     ------------     ------------     ------------

INVESTING ACTIVITIES:
      Payments for property, plant, and equipment                        (20,465)         (14,575)          (1,825)         (26,799)
      Other, net                                                            (146)           1,021           (1,454)             135
                                                                    ------------     ------------     ------------     ------------
Net cash provided (used) by investing activities                         (20,611)         (13,554)          (3,279)         (26,664)

FINANCING ACTIVITIES:
      Proceeds from issuance of long-term debt                             1,739               --               --               --
      Dividends paid                                                     (13,626)          (7,080)          (2,270)              --
      Payments of long-term debt                                          (1,060)          (1,129)            (293)          (1,322)
      Change in affiliate balance                                             --               --               --           (5,448)
                                                                    ------------     ------------     ------------     ------------

Net cash used by financing activities                                    (12,947)          (8,209)          (2,563)          (6,770)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,031             (550)            (254)           4,857

CASH AND CASH  EQUIVALENTS - BEGINNING OF YEAR                               644            1,675            1,125              871
                                                                    ------------     ------------     ------------     ------------

CASH AND CASH  EQUIVALENTS - END OF YEAR                            $      1,675     $      1,125     $        871     $      5,728
                                                                    ============     ============     ============     ============

SUPPLEMENTAL CASH FLOW
      INFORMATION:
      Net assets of acquisitions contributed as paid-in capital,
        including push-down of goodwill of $32,159                  $         --     $     89,132     $         --     $         --
      Push-down of excess costs of Alaskan entities from
        CenturyTel acquisition                                                --               --          208,389               --
      Paydown of minority interest liability through transfer of
        property, plant, and equipment                                        --               --            1,525               --
      Income tax paid                                                      5,344            4,653            3,207              600
      Interest paid                                                        3,510            2,706              261            3,434



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
                                 (IN THOUSANDS)


5.  LONG-TERM DEBT

         Long-term debt as of December 31, 1997 and 1998 is summarized below:


                                                                    1997            1998
                                                                 ---------       ---------
First mortgage notes:
      5.0%-6.5%, due in installments to 2027                     $  29,226       $  28,546
      7.2%-9.4%, due in installments to 2020                        10,820          10,588
      10.1%-11.8%, due in installments to 2017                       2,904           2,672
Unsecured note at 3%, due in installments to 2007                       --           1,602
                                                                 ---------       ---------
      Subtotal                                                      42,950          43,408
Less current maturities                                             (1,316)         (1,427)
                                                                 ---------       ---------
      Total long-term debt, excluding current maturities         $  41,634       $  41,981
                                                                 =========       =========


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


6.  INCOME TAXES

         Income tax expense consists of the following components:


                                              ELEVEN MONTHS     ONE MONTH
                               YEAR ENDED          ENDED           ENDED         YEAR ENDED
                              DECEMBER 31,     NOVEMBER 30,     DECEMBER 31,     DECEMBER 31,
                                 1996              1997             1997             1998
                             ------------      ------------     ------------     ------------
Federal:
   Current                   $      4,733      $      5,689      $        575       $      7,093
   Deferred                           265               109               (12)              (177)
State:
   Current                          1,388             1,708               170              2,101
   Deferred                           351               240                 3                201
                             ------------      ------------      ------------       ------------
      Income tax expense     $      6,737      $      7,746      $        736       $      9,218
                             ============      ============      ============       ============

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

6.  INCOME TAXES (Continued)

         The following is a reconciliation from the statutory federal income tax rate to the Company's effective income tax rate:


                                                                              ELEVEN MONTHS     ONE MONTH
                                                               YEAR ENDED          ENDED           ENDED         YEAR ENDED
                                                              DECEMBER 31,     NOVEMBER 30,     DECEMBER 31,     DECEMBER 31,
                                                                 1996              1997             1997             1998
                                                             ------------      ------------     ------------     -----------
Statutory federal income tax rate                                   35.00%            35.00%           35.00%          35.00%
Sate income taxes, net of federal income tax
   benefit                                                           6.00%             6.00%            8.44%           7.90%
Amortization of nondeductible excess cost of
   net assets acquired                                                 --                --            14.20%          10.10%
Amortization of excess deferred income taxes                        (1.67)%           (1.32)%          (2.18)%         (1.60)%
Amortization of deferred investment tax credits                     (3.15)%           (2.27)%          (3.76)%         (2.70)%
Other, net                                                           0.78%             0.06%            6.20%           0.20%
                                                             ------------      ------------     ------------     -----------
   Effective income tax rate                                        36.96%            37.47%           57.90%          48.90%
                                                             ============      ============     ============     ===========


         The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1998 were as follows:



                                                                                       1997           1998
                                                                                     --------       --------
Deferred tax assets:
      Regulatory liability                                                           $     18       $    388
      Deferred investment tax credits                                                     991            374
      Other                                                                               829            567
                                                                                     --------       --------
      Total gross deferred tax assets                                                   1,838          1,329
      Less: Valuation allowances                                                           --             --
                                                                                     --------       --------
      Net Deferred tax assets                                                           1,838          1,329
                                                                                     --------       --------
Deferred tax liabilities:
      Property, plant, and equipment, primarily due to depreciation differences       (13,088)       (14,112)
      Excess costs of net assets acquired                                                 (47)          (740)
                                                                                     --------       --------
      Total gross deferred tax liabilities                                            (13,135)       (14,852)
                                                                                     --------       --------
      Net deferred tax liability                                                     $(11,297)      $(13,523)
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

11.  BUSINESS SEGMENTS

         The Company is engaged in providing local exchange telephone services and cellular telephone services in Alaska. The following tables illustrate selected financial data for each segment:



YEAR ENDED DECEMBER 31, 1996                TELEPHONE        CELLULAR          TOTAL
--------------------------------------      ----------      ----------       ----------
Operating revenues                          $   75,950      $    4,823       $   80,773
Depreciation and amortization                   14,383             965           15,348
Operating income                                19,778             477           20,255
Capital expenditures                            19,694             771           20,465

ELEVEN MONTHS ENDED NOVEMBER 30, 1997       TELEPHONE        CELLULAR          TOTAL
--------------------------------------      ----------      ----------       ----------
Operating revenues                          $   79,330      $    5,120       $   84,450
Depreciation and amortization                   15,090             733           15,823
Operating income                                21,836           1,305           23,141
Capital expenditures                            14,225             350           14,575

ONE MONTH ENDED DECEMBER 31, 1997           TELEPHONE        CELLULAR          TOTAL
--------------------------------------      ----------      ----------       ----------
Operating revenues                          $   10,255      $      181       $   10,436
Depreciation and amortization                    2,375              91            2,466
Operating income                                 1,446             (57)           1,389
Capital expenditures                             1,732              93            1,825
Total assets                                   450,155           9,020          459,175

YEAR ENDED DECEMBER 31, 1998                TELEPHONE        CELLULAR          TOTAL
--------------------------------------      ----------      ----------       ----------
Operating revenues                          $  121,933      $    2,576       $  124,509
Depreciation and amortization                   29,734             725           30,459
Operating income (loss)                         20,190            (276)          19,914
Capital expenditures                            26,664             135           26,799
Total assets                                   470,649           2,011          472,660

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

11.  BUSINESS SEGMENTS (Continued)

         The following is a reconciliation of operating income to income before income tax expense:


                                                       ELEVEN MONTHS        ONE MONTH
                                        YEAR ENDED          ENDED              ENDED           YEAR ENDED
                                       DECEMBER 31,     NOVEMBER 30,        DECEMBER 31,       DECEMBER 31,
                                           1996            1997                 1997               1998
                                      ------------      ------------        ------------       ------------
Operating income                      $     20,255       $     23,141       $      1,389       $     19,914
Interest expense                            (3,176)            (3,027)              (253)            (3,588)
Interest income                              1,180                858                 82              2,183
Other income (expense), net                    (33)              (298)                53                356
                                      ------------       ------------       ------------       ------------
Income before income tax expense      $     18,226       $     20,674       $      1,271       $     18,865
                                      ============       ============       ============       ============


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


                                                          /s/ KPMG LLP



Anchorage, Alaska
February 19, 1999

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                                 BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                            December 31,
                                                                        ----------------------
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

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
       STATEMENTS OF REVENUES, EXPENSES, AND CHANGES IN RETAINED EARNINGS
                                 (IN THOUSANDS)


                                                      YEARS ENDED DECEMBER 31,
                                              -----------------------------------------
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

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     YEARS ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                               1996           1997           1998
                                                                             --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Income from operations                                                    $ 20,477       $ 19,005       $ 22,548
   Adjustments to reconcile income from operations to
       net cash provided by operating activities
       Depreciation and amortization                                           20,496         26,839         29,608
       Provision for uncollectible accounts                                     1,112          1,113          1,643
       Loss on disposition of fixed assets                                        288            100            174
       Non-regulated income and other                                             439             43             95
       Changes in assets and liabilities which increase (decrease) cash
            Accounts receivable                                                  (996)        (4,040)        (4,160)
            Inventory of materials, supplies, and goods for resale                159           (504)         1,341
            Other assets                                                         (364)           120          1,244
            Accounts payable                                                      (25)         4,172          1,155
            Accrued employee benefits and compensated absences payable          1,198            194           (713)
            Customer deposits                                                    (620)          (262)          (292)
            Advance billings                                                      306            558            428
            Other liabilities                                                    (350)          (697)           136
                                                                             --------       --------       --------
Net cash provided by operating activities                                      42,120         46,641         53,207
                                                                             --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash flows from noncapital financing activities
       Utility revenue distribution--Municipality of Anchorage                 (8,100)        (8,300)        (8,100)
   Cash flows from capital and related financing activities
       Acquisition of telephone plant                                         (24,958)       (35,187)       (29,644)
       Short-term advance from Municipality of Anchorage General Fund         (12,000)            --             --
       Principal payments on long-term obligations                            (22,002)       (19,617)       (17,340)
       Bond issuance                                                           43,659         24,790         29,592
      Interest payments on long-term obligations                               (6,513)        (7,952)        (8,011)
      Cost of removal of telephone plant                                         (181)          (650)           (77)
                                                                             --------       --------       --------
Net cash provided (used) by capital and related financing activities          (21,995)       (38,616)       (25,480)
                                                                             --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Interests                                                                    2,347          2,325          2,968
   Minority investments                                                        (2,398)        (5,227)        (7,283)
   Proceeds from sale of restricted investments                                12,865         12,109         13,912
   Purchase of restricted investments                                         (13,601)       (12,872)       (15,256)
                                                                             --------       --------       --------
Net cash used by investing activities                                            (787)        (3,665)        (5,659)
                                                                             --------       --------       --------
NET CHANGE IN CASH                                                             11,238         (3,940)        13,968
CASH, JANUARY 1                                                                 5,243         16,481         12,541
                                                                             --------       --------       --------
CASH, PERIOD END (including Restricted Cash (see Note 1))                    $ 16,481       $ 12,541       $ 26,509
                                                                             ========       ========       ========

NON-CASH CAPITAL, FINANCING, AND INVESTING ACTIVITIES
   Retirement of telephone plant                                             $  7,124       $  9,077       $  3,401
   Write down of long-term investments                                             --             --          1,888
   Financed equipment purchased                                                    --             --          6,655
                                                                             --------       --------       --------
   Total Non-cash Capital, Financing, and Investing Activities               $  7,124       $  9,077       $ 11,944
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

         The purchase price was allocated as follows:



Property and equipment                     $ 1,817
Cellular licenses                            7,083
                                           -------
                                           $ 8,900
                                           =======

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

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Cash consists of the following at December 31:


                                                                  1996         1997         1998
                                                                -------      -------      -------
Equity in general cash pool                                      14,427        9,401       19,254
Cash                                                                963        1,073        6,501
                                                                -------      -------      -------
     Total cash                                                  15,390       10,474       25,755
Amounts included with restricted investments:
Equity in construction cash pool                                     --          927           --
Equity in general cash pool reserved for customer deposits        1,091          830          537
Cash included in revenue bond reserve investments                    --          310          217
                                                                -------      -------      -------
                                                                $16,481      $12,541      $26,509
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

         The estimated life in years of major plant and equipment categories follows:


                                                ESTIMATED
PLANT AND EQUIPMENT                               LIFE
-------------------
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
                                                   =========       =========

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)


(3)  LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following at December 31:

         Bonds payable:


                                                                                 1997            1998
                                                                              ---------       ---------
   1993 Series, effective interest rate of 5.49%, due in 2013                 $  17,390       $  16,670
   1994 Series, effective interest rate of 4.38%, due in 2010                    66,210          54,265
   1996 Series, effective interest rate of 5.71%, due in 2016                    42,745          41,430
   1997 Series, effective interest rate of 5.18%, due in 2017                    25,000          24,275
   1998 Series, effective interest rate of 4.44%, due in 2010                        --          30,000
                                                                              ---------       ---------
                                                                                151,345         166,640
   Less:  Unamortized loss on refunding                                          (2,295)         (1,643)
   Less:  Current portion                                                       (14,705)        (16,370)
   Less:  Unamortized discount                                                     (257)           (226)
   Less:  Unamortized premium                                                       238             678
                                                                              ---------       ---------
Net long-term revenue bonds payable                                             134,326         149,079
                                                                              ---------       ---------
Equipment financing obligations, interest rates range from approximately
   4-5%, final payment due in 2004                                                   --           6,034
   Less: Current portion                                                             --          (1,071)
                                                                              ---------       ---------
Net equipment financing obligations                                                  --           4,963
Note payable:
   Note payable, effective interest rate of 5.98%, due in 1999                    2,187             173
   Less:  Current portion                                                        (2,014)           (173)
                                                                              ---------       ---------
Net note payable                                                                    173              --
                                                                              ---------       ---------
Arbitrage payable                                                                   727             865
                                                                              ---------       ---------
Total long-term obligations                                                   $ 135,226       $ 154,907
                                                                              =========       =========


         Debt service requirements are the following for the years ended December 31:

              Long-Term Obligations


               PRINCIPAL       INTEREST        TOTAL
               ---------      ---------      ---------
1999           $  17,614      $   8,272      $  25,886
2000              17,686          7,592         25,278
2001              18,381          6,853         25,234
2002              19,176          6,063         25,239
2003               9,989          5,152         15,141
2004-2008         41,461         18,580         60,041
2009-2013         30,825          9,164         39,989
2014-2017         17,715          1,720         19,435
               ---------      ---------      ---------
               $ 172,847      $  63,396      $ 236,243
               =========      =========      =========

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


5.   RETIREMENT PLANS (CONTINUED)

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

         The Utility's annual pension cost for the current year and the related information is as follows:




                                                                                         POST-EMPLOYMENT
                                                           PENSION                          HEALTHCARE
                                                    ----------------------         ------------------------------
Contribution rates:
   Employee                                                  4.86%                              1.89%
   Employer                                                  6.36%                              2.47%
Annual pension cost                                           $750                              $291
Contributions made                                            $750                              $291
Actuarial valuation date                                 June 30, 1996                          Same
Actuarial cost method                                Projected unit credit                      Same
Amortization method                                    Level dollar, open                       Same
Amortization period                                     Rolling 25 years                        Same
Asset valuation method                               5-year smoothed market                     Same
Actuarial assumptions:
   Inflation rate                                              4%                               Same
   Investment return                                         8.25%                              Same
   Projected salary increase                                 5.50%                               N/A
Health cost trend                                             N/A                               5.50%



         The components of annual pension cost for the year ended December 31, 1998 are as follows:


Annual required contribution (ARC)                $1,041
Interest on the net pension obligation (NPO)          --
Adjustment to the ARC                                 --
                                                  ------
Annual pension cost (APC)                          1,041
Contributions made                                 1,041
Increase in NPO                                       --
NPO, beginning of year                                --
                                                  ------
NPO, end of year                                  $   --
                                                  ======

                            MUNICIPALITY OF ANCHORAGE
                             TELEPHONE UTILITY FUND
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

(5)  RETIREMENT PLANS (CONTINUED)

         Three year trend information follows:


                                                                                      PERCENTAGE OF
                                                       YEAR ENDED                          APC
                                                       DECEMBER 31        APC          CONTRIBUTED            NPO
                                                       -----------   ------------      ------------       ------------
Pension                                                    1996      $      1,032               100%      $         --
                                                           1997               827               100%                --
                                                           1998               750               100%                --

Post-employment healthcare                                 1996      $        382               100%      $         --
                                                           1997               306               100%                --
                                                           1998               291               100%                --



         In the current year (the transition year), the Utility determined, in accordance with provisions of GASB No. 27, that no pension liability (asset) existed to PERS and there was no previously reported liability (asset) to PERS.

         Information regarding funding progress follows:


                                                                                 UNFUNDED
                                                                                 ACTUARIAL
                                                                     ACTURIAL     ACCRUED                            UAAL AS A
                                        ACTURIAL         ACTURIAL     ACCRUED    LIABILITY                          PERCENTAGE OF
                                      VALUATION YEAR  VALUE OF PLAN  LIABILITY    (ASSET)      FUNDED   COVERED       COVERED
                                      ENDED JUNE 30       ASSETS       (AAL)       (UAAL)       RATIO   PAYROLL        PAYROLL
                                      --------------- -------------  ---------  -----------   -------- ---------  ----------------
Pension benefits                            1995         $ 5,417      $ 4,457      $  (960)      122%   $11,288          -9%
                                            1996           6,656        5,702         (954)      117%    11,436          -8%
                                            1997          10,180        7,419       (2,761)      137%    12,290         -22%

Post-employment healthcare benefits         1995         $ 2,036      $ 1,675      $  (361)      122%    11,288          -3%
                                            1996           2,565        2,198         (367)      117%    11,436          -3%
                                            1997           3,794        2,765       (1,029)      137%    12,290          -8%

Total                                       1995         $ 7,453      $ 6,132      $(1,321)      122%   $11,288         -12%
                                            1996           9,221        7,900       (1,321)      117%    11,436         -11%
                                            1997          13,974       10,184       (3,790)      137%    12,290         -31%


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


(7)  MINORITY INVESTMENTS

         Minority investments held consist of the following at December 31:


                                        1997              1998          OWNERSHIP %
                                    ------------      ------------      ------------
Alaskan Choice Television, LLC      $      4,627      $      2,651                33%
Alaska Network Systems, Inc.               2,353             2,015                47%
Internet Alaska, Inc.                        803               500                30%
Security One, LLC                            200               369                20%
                                    ------------      ------------
                                    $      7,983      $      5,535
                                    ============      ============

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


(8)  RELATED PARTY TRANSACTIONS

         Intragovernmental Charges

         Certain general and administrative functions of the Municipality, including data processing, workers' compensation insurance and medical/dental/life insurance, are centralized and the related cost is allocated to the various funds of the Municipality, including the Utility. Such costs allocated to the Utility totaled $3,187, $3,672, and $3,204 for the years ended December 31, 1998, 1997, and 1996, respectively.

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

         The carrying amount of long-term debt and its estimated fair value at December 31 are as follows:


                       1997          1998
                     --------      --------
Carrying amount      $153,532      $172,847
Fair value            161,000       181,000


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

         The following table illustrates selected financial data for each segment.


                                      LOCAL              LONG
YEAR ENDED 1996                     TELEPHONE          DISTANCE           CELLULAR           TOTAL
-----------------------------      ------------      ------------       ------------      ------------
Operating income (loss)            $     18,975      $       (542)      $      2,483      $     20,916
Depreciation and amortization            18,460                --              2,036            20,496
Capital expenditures                     22,280                --              4,992            27,272
Total assets                            278,354                81             30,375           308,810
YEAR ENDED 1997
-----------------------------
Operating income (loss)            $     17,850      $     (3,218)      $      4,377      $     19,009
Depreciation and amortization            23,712               114              3,013            26,839
Capital expenditures                     28,922               664              6,201            35,787
Total assets                            287,419             1,757             33,948           323,124
YEAR ENDED 1998
-----------------------------
Operating income (loss)            $     21,490      $     (3,744)      $      5,147      $     22,869
Depreciation and amortization            25,327               164              4,117            29,608
Capital expenditures                     26,751               275              9,431            36,457
Total assets                            295,810             2,532             51,903           350,245

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