Form 10-Q
period 2001-06-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2001-07-30
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2126573

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

510 L Street, Suite 500, Anchorage, Alaska 99501
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (907) 297-3000

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

          Yes   [   ]   No   [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

          The number of shares outstanding of the registrant’s Common Stock, as of July 27, 2001 was 31,548,721.

DOCUMENTS INCORPORATED BY REFERENCE
None

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands Except Per Share Amounts)

	June 30,	December 31,
Assets	2001	2000

Current assets:

Cash and cash equivalents	$31,118	$61,896

Restricted cash	6,828	—

Accounts receivable-trade, net of allowance of $5,171 and $9,831	44,810	46,337

Materials and supplies	9,834	11,103

Prepayments and other current assets	5,539	4,304

Total current assets	98,129	123,640

Property, plant and equipment	1,006,044	953,557

Less: accumulated depreciation	523,194	492,822

Property, plant and equipment, net	482,850	460,735

Goodwill, net of accumulated amortization of $15,620 and $11,753	254,368	258,236

Investments	—	1,370

Note receivable from officer	331	—

Other assets	61,577	64,304

Total assets	$897,255	$908,285

Liabilities and Stockholders’ Equity

Current liabilities:

Current portion of long-term obligations	5,327	2,586

Accounts payable-trade	21,463	31,969

Accounts payable-affiliates	621	1,145

Advance billings and customer deposits	8,605	8,689

Accrued and other current liabilities	27,553	26,146

Total current liabilities	63,569	70,535

Long-term obligations, net of current portion	606,388	611,418

Unamortized investment tax credits	98	197

Other deferred credits and long-term liabilities	23,613	10,755

Commitments and contingencies	—	—

Stockholders’ equity:

Preferred stock, no par, 5,000 authorized, no shares issued and outstanding	—	—

Common stock, $.01 par value; 145,000 shares authorized, 33,081 and 33,000 shares issued and 31,549 and 31,468 outstanding, respectively	331	330

Treasury stock, 1,532 shares at cost	(9,735)	(9,735)

Paid in capital in excess of par value	275,963	275,468

Accumulated deficit	(58,356)	(50,683)

Accumulated other comprehensive loss	(4,616)	—

Total stockholders’ equity	203,587	215,380

Total liabilities and stockholders’ equity	$897,255	$908,285

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Operating revenues:

Local telephone	$54,461	$59,010	$109,158	$117,147

Cellular	10,411	10,079	19,693	18,710

Directory	8,213	6,866	16,152	14,329

Internet	3,203	1,522	6,314	2,657

Interexchange	5,212	2,967	11,162	5,537

Other	243	284	498	574

Total operating revenues	81,743	80,728	162,977	158,954

Operating expenses:

Local telephone	30,331	33,809	59,143	69,122

Cellular	5,972	6,289	11,550	11,771

Directory	3,363	3,506	6,862	6,795

Internet	3,266	2,686	7,009	4,116

Interexchange	6,821	4,626	16,365	8,587

Other	661	298	1,139	689

Depreciation and amortization	19,691	17,565	39,238	34,691

Total operating expenses	70,105	68,779	141,306	135,771

Operating income	11,638	11,949	21,671	23,183

Other income (expense):

Interest expense	(15,230)	(15,934)	(31,268)	(31,836)

Interest income and other	739	1,281	1,756	2,838

Equity in earnings (loss) of investments	—	(11)	69	(153)

Total other expense	(14,491)	(14,664)	(29,443)	(29,151)

Loss before income taxes	(2,853)	(2,715)	(7,772)	(5,968)

Income tax benefit	49	19	99	134

Net loss	$(2,804)	$(2,696)	$(7,673)	$(5,834)

Net loss per share — basic and diluted	$(0.09)	$(0.08)	$(0.24)	$(0.18)

Weighted average shares outstanding — basic and diluted	31,472	32,793	31,470	32,745

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2001 and 2000
(Unaudited, In Thousands Except Share Amounts)

			Paid in		Accumulated
			Capital in		Other
	Common	Treasury	Excess of	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Par	Deficit	Loss	Equity

Balance, December 31, 1999	$327	$—	$273,119	$(25,478)	$—	$247,968

Issuance of 268,206 shares of common stock, $.01 par	2	—	1,888	—	—	1,890

Net loss	—	—	—	(5,834)	—	(5,834)

Balance, June 30, 2000	$329	$—	$275,007	$(31,312)	$—	$244,024

Balance, December 31, 2000	$330	$(9,735)	$275,468	$(50,683)	$—	$215,380

Issuance of 81,119 shares of common stock, $.01 par	1	—	495	—	—	496

Interest rate swap marked to market	—	—	—	—	(4,616)	(4,616)

Net loss	—	—	—	(7,673)	—	(7,673)

Balance, June 30, 2001	$331	$(9,735)	$275,963	$(58,356)	$(4,616)	$203,587

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended
	June 30,

	2001	2000

Cash Flows from Operating Activities:

Net loss	$(7,673)	$(5,834)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	39,238	34,691

Amortization of debt issuance costs	2,223	2,275

Investment tax credits	(98)	(132)

Other deferred credits	9,080	835

Capitalized interest	(752)	(12)

Changes in components of working capital:

Accounts receivable and other current assets	1,561	(9,147)

Accounts payable and other current liabilities	(10,546)	(8,812)

Other	(62)	(320)

Net cash provided by operating activities	32,971	13,544

Cash Flows from Investing Activities:

Construction and capital expenditures, net of capitalized interest	(56,167)	(28,574)

Proceeds from liquidation of minority interest investment	1,370	—

Issuance of note receivable from officer	(331)

Cost of acquisitions, net of cash received	—	(5,598)

Net cash used by investing activities	(55,128)	(34,172)

Cash Flows from Financing Activities:

Payments on long-term debt	(2,289)	(3,264)

Issuance of common stock	496	1,890

Net cash used by financing activities	(1,793)	(1,374)

Decrease in cash	(23,950)	(22,002)

Cash and cash equivalents at beginning of the period	61,896	101,994

Cash and cash equivalents at the end of the period	$37,946	$79,992

Supplemental Cash Flow Data:

Interest paid	$29,321	$29,647

Income taxes paid	—	—

Supplemental Noncash Transactions:

Property acquired under capital lease	$—	$2,918

Note payable in connection with acquisition	—	2,250

Interest rate swap marked to market	4,616	—

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2001
(Unaudited, In Thousands Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Alaska Communications Systems Group, Inc. and Subsidiaries (the “Company” or “ACS Group”), a Delaware corporation, is an integrated communications provider engaged principally in providing local telephone, directory, cellular, Internet, and interexchange services to its customers in the state of Alaska through its telecommunications subsidiaries. The Company was formed in October of 1998 for the purpose of acquiring and operating telecommunications properties.

     The financial statements for the Company represent the consolidated financial position, results of operations and cash flows of the following entities:

•	Alaska Communications Systems Group, Inc.

•	Alaska Communications Systems Holdings, Inc. (“ACS Holdings”)

•	ACS of Alaska, Inc. (“ACSAK”)

•	ACS of the Northland, Inc. (“ACSN”)

•	ACS of Fairbanks, Inc. (“ACSF”)

•	ACS of Anchorage, Inc. (“ACSA”)

•	ACS Wireless, Inc. (“ACSW”)

•	ACS Long Distance, Inc. (“ACSLD”)

•	ACS Television, L.L.C. (“ACSTV”)

•	ACS Internet, Inc.

•	ACS InfoSource, Inc.

•	ACS Messaging, Inc.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to the 2000 financial statements to make them conform to the current presentation.

     Comprehensive loss for the six months ended June 30, 2001 was $12,289. The difference between net loss and comprehensive loss resulted from the adoption of Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Comprehensive loss for the six months ended June 30, 2000 equaled the net loss.

     On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, which supercedes APB Opinion No. 16, Business Combinations and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company does not believe that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

     On June 29, 2001, the FASB approved for issuance SFAS 142, Goodwill and Intangible assets, which supercedes APB Opinion No. 17, Intangible Assets. This statement establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard on its financial position, results of operations and cash flows. For the three and six months ended June 30, 2001, the Company amortized $1,932 and $3,863 of goodwill, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Six Months Ended June 30, 2001
(Unaudited, In Thousands Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.

2.	ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Commencing January 1, 2001, ACS Group adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities. ACS Group maintains an interest rate risk management strategy as a condition of its bank credit agreement that uses derivatives to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. ACS Group’s specific goals are (1) to manage interest rate sensitivity by modifying the repricing characteristics of certain of its debt and (2) to lower (where possible) the cost of borrowed funds.

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

     On January 1, 2001 ACS Group recognized a net charge of $1,243 in Stockholders’ Equity relating to its adoption of SFAS 133 as accumulated other comprehensive loss. As of June 30, 2001, the Company had recorded $4,616 as accumulated other comprehensive loss. This increase in accumulated comprehensive loss was due to the change in the fair market value of the Company’s interest rate swap as a result of declining interest rates experienced during the last six months.

3.	STOCK INCENTIVE PLANS

     Under various plans through the Compensation Committee of the Board of Directors, ACS Group may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At June 30, 2001, ACS Group has reserved a total of 6,060 shares of authorized common stock for issuance under the various plans. In general, options under the plans vest ratably over three, four or five years and the plans terminate in approximately 10 years from the date of adoption. The plans allow forfeited options to be reissued.

ALEC Holdings, Inc. 1999 Stock Incentive Plan

     The Company has reserved 3,410 shares under this plan, which was adopted in connection with the completion of the acquisition of the acquired companies on May 14, 1999. At June 30, 2001, 4,003 options have been granted, 1,082 have been forfeited, 257 have been exercised and 489 shares are available for grant under the plan.

     On January 4, 2001, the Board of Directors approved the grant of options to purchase 75 shares under the plan to certain members of management at an exercise price equal to the fair market value of the common stock on the date of grant, generally vesting over four years ratably.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Six Months Ended June 30, 2001
(Unaudited, In Thousands Except Per Share Amounts)

3.	STOCK INCENTIVE PLANS (Continued)

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

     The Company has reserved 1,500 shares under this plan, which was adopted by the Company in November 1999 in connection with its initial public offering. At June 30, 2001, 1,247 options have been granted, 304 have been forfeited, nine have been exercised, and 557 shares are available for grant under the plan. The term of options granted under the plan may not exceed 10 years. Unless otherwise determined by the Compensation Committee, options will vest ratably on each of the first four anniversaries after the grant date and will have an exercise price equal to the fair market value of the common stock on the date of grant.

Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

     The Company adopted its non-employee director stock compensation plan in November 1999 in connection with its initial public offering. The Company has reserved 150 shares under this plan. At June 30, 2001, 41 shares have been awarded and 109 shares are available for grant under the plan. Directors are required to receive not less than 25% of their annual retainer and meeting fees in the form of the Company’s stock, and may elect to receive up to 100% of director’s compensation in the form of stock.

     On March 30, 2001, 10 shares under the plan were awarded to directors, of which seven were elected to be deferred until termination of service by the directors. On June 29, 2001, five shares were awarded to directors, of which four were elected to be deferred until termination of service by the directors.

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

     This plan was also adopted in connection with the Company’s initial public offering in November 1999. At June 30, 2001, 180 shares have been issued under the plan and 820 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

     On June 29, 2001, 48 shares were issued under the plan.

4.	BUSINESS SEGMENTS

     The Company now has five reportable segments: local telephone, cellular, directory, Internet and interexchange. Beginning with the first quarter of 2001, the Company began reporting directory and interexchange as separate segments. Prior year amounts have been reclassified to conform with the current presentation. Local telephone provides landline telecommunications services, and consists of local telephone service, network access and deregulated and other revenues; cellular provides wireless telecommunications service; directory provides yellow page advertising and other related products; Internet provides Internet service; and interexchange provides long distance and private network services. Each reportable segment is a strategic business under separate management and offering different services than those offered by the other segments. The Company also has a wireless cable television service segment and a messaging service segment that do not currently meet the criteria for a reportable segment and are therefore included in “All Other” below.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Six Months Ended June 30, 2001
(Unaudited, In Thousands Except Per Share Amounts)

4.	BUSINESS SEGMENTS (Continued)

     The Company also incurs interest expense, interest income, equity in earnings of investments, goodwill amortization on the original May 14, 1999 purchases, and other operating and non operating income and expense at the corporate level which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non operating income and expense items are provided in the accompanying table under the caption “All Other” in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at either the Company or ACS Holdings and are allocated to the business segments based on operating revenues. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     The following table illustrates selected financial data for each segment as of and for the six months ended June 30, 2001:

	Local
	Telephone	Cellular	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$109,158	$19,706	$16,152	$6,314	$15,656	$8,736	$(12,745)	$162,977

Depreciation and amortization	26,229	2,843	—	1,246	1,144	7,776	—	39,238

Operating income (loss)	17,246	2,678	9,262	(4,364)	(2,203)	(948)	—	21,671

Interest expense	(885)	(3)	—	(76)	(152)	(30,152)	—	(31,268)

Interest income	3	12	—	—	—	1,745	—	1,760

Income tax provision (benefit)	6,649	1,154	3,632	—	—	(11,534)	—	(99)

Net income (loss)	9,693	1,618	5,630	(4,426)	(2,356)	(17,832)	—	(7,673)

Total assets	624,065	102,626	37,468	37,867	70,480	24,749	—	897,255

Capital expenditures	21,545	446	—	13,524	19,504	1,148	—	56,167

     Operating revenues disclosed above include intersegment operating revenues of $5,578 for local telephone, $375 for cellular, $250 for directory and $6,617 for interexchange. In accordance with SFAS 71, intercompany revenues between local telephone and all other segments are not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the six months ended June 30, 2000:

	Local
	Telephone	Cellular	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$117,147	$18,724	$14,329	$2,659	$9,420	$8,673	$(11,998)	$158,954

Depreciation and amortization	25,793	2,363	—	294	670	5,571	—	34,691

Operating income (loss)	19,297	3,979	7,534	(4,113)	159	(3,673)	—	23,183

Interest expense	(567)	(5)	—	(9)	(155)	(31,100)	—	(31,836)

Interest income	87	77	—	—	—	2,718	—	2,882

Income tax provision (benefit)	9,775	1,306	—	—	—	(11,215)	—	(134)

Net income (loss)	12,402	2,758	4,174	(4,115)	10	(21,063)	—	(5,834)

Total assets	670,863	121,679	30,252	24,034	54,186	28,297	—	929,311

Capital expenditures	20,061	6,592	—	1,617	3,032	190	—	31,492

     Operating revenues disclosed above include intersegment operating revenues of $3,692 for local telephone, $345 for cellular, $2 for Internet and $4,990 for interexchange. In accordance with SFAS 71, intercompany revenues between local telephone and all other segments are not eliminated above.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Six Months Ended June 30, 2001
(Unaudited, In Thousands Except Per Share Amounts)

4.	BUSINESS SEGMENTS (Continued)

     The following table illustrates selected financial data for each segment as of and for the three months ended June 30, 2001:

	Local
	Telephone	Cellular	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$54,461	$10,417	$8,213	$3,203	$7,584	$4,353	$(6,488)	$81,743

Depreciation and amortization	13,182	1,444	—	626	560	3,879	—	19,691

Operating income (loss)	7,737	1,633	4,839	(1,998)	16	(589)	—	11,638

Interest expense	(402)	—	—	(42)	(77)	(14,709)	—	(15,230)

Interest income	—	—	—	—	—	708	—	708

Income tax provision (benefit)	2,974	715	1,814	—	—	(5,552)	—	(49)

Net income (loss)	4,370	999	3,025	(2,030)	(61)	(9,107)	—	(2,804)

Total assets	622,971	104,542	37,846	37,986	69,465	24,445	—	897,255

Capital expenditures	9,796	59	—	2,397	—	—	—	12,252

     Operating revenues disclosed above include intersegment operating revenues of $9,949 for local telephone, $603 for cellular, $500 for directory and $13,097 for interexchange. In accordance with SFAS 71, intercompany revenues between local telephone and all other segments are not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the three months ended June 30, 2000:

	Local
	Telephone	Cellular	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$59,010	$10,088	$6,866	$1,522	$5,619	$4,330	$(6,707)	$80,728

Depreciation and amortization	13,784	1,234	—	193	345	2,009	—	17,565

Operating income (loss)	11,693	2,556	3,360	(3,089)	646	(3,217)	—	11,949

Interest expense	(280)	(3)	—	(9)	(71)	(15,571)	—	(15,934)

Interest income	13	36	—	—	—	1,341	—	1,390

Income tax provision (benefit)	5,159	741	—	—	—	(5,919)	—	(19)

Net income (loss)	9,627	1,852	—	(3,094)	578	(11,659)	—	(2,696)

Total assets	670,863	121,679	30,252	24,034	54,186	28,297	—	929,311

Capital expenditures	12,501	2,621	—	250	—	190	—	15,562

     Operating revenues disclosed above include intersegment operating revenues of $2,203 for local telephone, $139 for cellular, and $3,697 for interexchange. In accordance with SFAS 71, intercompany revenues between local telephone and all other segments are not eliminated above.

5.	RELATED PARTY TRANSACTIONS

     On April 17, 2001, the Company issued an interest bearing note receivable to an officer totaling $328, which is included in Other assets. The note bears interest at the Mid-Term Applicable Federal Rate, which was 4.91% as of June 30, 2001, and is due on April 15, 2005. The note is secured by a pledge of 100 shares of the Company’s stock held in the officers name. The note balance, including accrued interest, was $331 as of June 30, 2001.

     Fox Paine & Company, the majority stockholder, receives an annual management fee in the amount of one percent of the Company’s net income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (losses) of minority investments, calculated without regard to the fee. The management fee expense for the six months ended June 30, 2001 and 2000 is $603 and $574, respectively. The management fee payable at June 30, 2001 and 2000 is $621 and $550, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Six Months Ended June 30, 2001
(Unaudited, In Thousands Except Per Share Amounts)

6.	SEVERANCE AND RESTRUCTURING CHARGES

     The Company recorded $3,019 related to severance and restructuring charges under several plans adopted during 2000. Employee force reductions resulting from these restructuring plans are expected to total approximately 300 by their completion, which is expected to be during the fourth quarter of 2001. Employee groups located in Alaska within the local telephone, cellular and Internet operations are all included within the scope of the severance and restructuring plans. The plans also call for the closure of a branch operation in Vancouver, Washington, which was completed during the second quarter of 2001. As of June 30, 2001, $2,227 has been paid under the plans and approximately 125 employees have been terminated.

7.	COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Analysts’ Reports

     This report contains forward looking statements within the meaning of the federal securities laws, including statements concerning future rates, revenues, costs, capital expenditures, and financing needs and availability and statements of management’s expectations and beliefs. Actual results could differ materially from these statements as a result of many factors, including future economic, regulatory and political conditions in Alaska and the United States.

     Investors should also be aware that while ACS Group does, at various times, communicate with securities analysts, it is against ACS Group’s policy to disclose to them any material non-public information or other confidential information. Accordingly, shareholders should not assume that ACS Group agrees with any statement or report issued by an analyst irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of ACS Group.

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

     ACS Group generates revenue through:

•	the provision of local telephone services, including:

•	basic local service to retail customers within ACS Group’s service areas,

•	wholesale service to competitive local exchange carriers (“CLECs”),

•	network access services to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls,

•	universal service payments,

•	enhanced services, and

•	ancillary services, such as billing and collection (“B&C”);

•	the provision of cellular services;

•	the provision of directory advertising;

•	the provision of Internet services;

•	the provision of interexchange services;

•	the provision of wireless cable television services; and;

•	the provision of messaging services.

     ACS Group also recognizes its proportionate share of the net income or loss of its minority-owned investments.

     Within the telecommunications industry, local exchange carriers (“LECs”) have historically enjoyed stable revenue and cash flow from local exchange operations resulting from the need for basic telecommunications services, the highly regulated nature of the telecommunications industry and, in the case of rural LECs, the underlying cost recovery settlement and support mechanisms applicable to local exchange operations. Basic local service is generally provided at a flat monthly rate and allows the user to place unlimited calls within a defined local calling area. Access revenues are generated by providing interexchange carriers access to the LEC’s local network and its customers. Universal service revenues are a subsidy paid to rural LECs to support the high cost of providing service in rural markets. Revenue is also generated from ancillary and enhanced services and Internet access.

     Changes in revenue are largely attributable to changes in the number of access lines, local service rates and minutes of use. Other factors can also impact revenue, including:

•	intrastate and interstate revenue settlement methodologies,

•	authorized rates of return for regulated services,

•	whether an access line is used by a business or residential subscriber,

•	intrastate and interstate calling patterns,

•	customers’ selection of various local rate plan options,

•	selection of enhanced calling services, such as caller identification, or other packaged products, such as cellular and Internet, and

•	other subscriber usage characteristics.

     LECs have three basic tiers of customers:

•	business and residential customers located in their local service areas that pay for local phone service,

•	interexchange carriers that pay for access to long distance calling customers located within its local service areas and

•	CLEC’s that pay for wholesale access to the Company’s network in order to provide competitive local service on either a wholesale or unbundled network element (“UNE”) basis as prescribed under the Telecommunications Act of 1996 (“the 1996 Act”).

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

     ACS Group’s local service rates for end users are authorized by the Regulatory Commission of Alaska (“RCA”). Authorized rates are set by the Federal Communications Commission (“FCC”) and the RCA for interstate and intrastate access charges, respectively, and may change from time to time.

RESULTS OF OPERATIONS

     The following unaudited table summarizes ACS Group’s consolidated operations for the three and six months ended June 30, 2001 and 2000. Certain reclassifications have been made to the 2000 operations to conform to the current presentation of ACS Group’s consolidated operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Unaudited, in Thousands, Except Per Share Amounts)
Operating revenues:

Local telephone	$54,461	$59,010	$109,158	$117,147

Cellular	10,411	10,079	19,693	18,710

Directory	8,213	6,866	16,152	14,329

Internet	3,203	1,522	6,314	2,657

Interexchange	5,212	2,967	11,162	5,537

Other	243	284	498	574

Total operating revenues	81,743	80,728	162,977	158,954

Operating expenses:

Local telephone	30,331	33,809	59,143	69,122

Cellular	5,972	6,289	11,550	11,771

Directory	3,363	3,506	6,862	6,795

Internet	3,266	2,686	7,009	4,116

Interexchange	6,821	4,626	16,365	8,587

Other	661	298	1,139	689

Depreciation and amortization	19,691	17,565	39,238	34,691

Total operating expenses	70,105	68,779	141,306	135,771

Operating income	11,638	11,949	21,671	23,183

Other income (expense):

Interest expense	(15,230)	(15,934)	(31,268)	(31,836)

Interest income and other	739	1,281	1,756	2,838

Equity in earnings (loss) of investments	—	(11)	69	(153)

Total other expense	(14,491)	(14,664)	(29,443)	(29,151)

Loss before income taxes	(2,853)	(2,715)	(7,772)	(5,968)

Income tax benefit	49	19	99	134

Net loss	$(2,804)	$(2,696)	$(7,673)	$(5,834)

Net loss per share — basic and diluted	$(0.09)	$(0.08)	$(0.24)	$(0.18)

Weighted average shares outstanding basic and diluted	31,472	32,793	31,470	32,745

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Beginning with the first quarter of 2001, the Company began reporting directory and interexchange as separate segments. Prior year amounts have been reclassified to conform with the current presentation. All amounts are discussed at the consolidated level after the elimination of intercompany revenue and expense.

     Operating Revenues

     Operating revenues increased $1.0 million, or 1.3%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Local telephone revenues decreased compared to the corresponding period of 2000, while cellular, Internet, directory advertising, and interexchange service revenues all increased.

     Local Telephone

     Local telephone revenues, which consist of local network service, network access revenue and deregulated and other revenues, decreased $4.5 million, or 7.7%, for the three months ended June 30, 2001 compared to the same period in 2000. The following unaudited table summarizes ACS Group’s consolidated local telephone revenues by category.

	Three Months Ended
	June 30,

	2001	2000

	(Unaudited, in Thousands)
Local telephone revenue:

Local network service	$22,879	$23,774

Network access revenue	25,029	29,093

Deregulated and other revenue	6,553	6,143

Total local telephone revenue	$54,461	$59,010

     The local network service component of local telephone revenues was $23.8 million during 2000 compared with $22.9 million during 2001. Revenue decreased $0.9 million, or 3.8%, from the prior year, despite growth in average total access lines in service of 0.7%. The net decrease was due primarily to increased market penetration of lower margin wholesale lines in the Anchorage market. Management believes that the continued loss of market share experienced in the Anchorage market is attributable to below cost interconnection rates for UNEs currently in place. The RCA has approved arbitrated interconnection rates for UNEs for the Company’s Fairbanks and Juneau markets which are also below cost. Competition commenced in Fairbanks during the second quarter, but competitive penetration thus far has been nominal at less than 500 lines on a wholesale basis. The Company has not yet experienced any market share loss in its Juneau market. During the quarter, the Company filed for an interim and refundable UNE rate increase of approximately $10 per month per loop and reopened interconnection proceedings for its Anchorage market. The Company is also not earning its required rate of return for local network service and filed a local service rate case with the RCA on July 2, 2001. See “Outlook” under Item 2 of this Part and “Legal Proceedings” under Item 1 of Part II of this report for further discussion.

     Network access revenues decreased by $4.1 million, or 14.0%, from $29.1 million in 2000 to $25.0 million in 2001. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of interstate and intrastate toll calls. Universal service support revenue is also included in network access revenue. The decrease in telephone access revenues from the corresponding period in 2000 is due primarily to interstate access revenue recorded in 2000 that resulted from the allocation of Internet Service Provider (“ISP”) traffic minutes to the interstate jurisdiction for which there is no corresponding revenue in 2001. Reductions in regulated operating expense and its effect on the interstate access revenue requirement also contributed to the decrease. Management expects that network access revenues will decline as a component of local telephone revenues for the foreseeable future.

     Deregulated and other revenues, which increased $0.4 million, or 6.7% over 2000, consists principally of B&C services, space and power rents, deregulated equipment sales, paystation revenues, white pages directory listing revenue, and other miscellaneous telephone revenues.

     Cellular

     Cellular revenues increased $0.3 million, or 3.3%, to $10.4 million for the three months ended June 30, 2001 compared to $10.1 million for the three months ended June 30, 2000. This growth in revenue is primarily due to a 6.5% increase in average cellular subscribers from 72,932 in 2000 to 77,689 in 2001. Although average minutes of use increased from approximately 143 minutes per month in 2000 to 183 minutes per month in 2001, average revenue per unit decreased from $46.07 in 2000 to $44.67 in 2001. The decrease is the result of new competitive digital statewide and national pricing programs that offer more minutes and free features than the previous plans for the same price, coupled with other sales promotions. These competitive plans have resulted in increased total revenues and market share.

     Directory advertising

     Directory advertising revenues increased by $1.3 million, or 19.6%, to $8.2 million in 2001 from $6.9 million in 2000. This increase is attributable to growth in sales for the current directory phone book cycles combined with the growth in average access lines.

     Internet

     Internet revenues increased $1.7 million, or 110.4%, to $3.2 million in 2001 from $1.5 million in 2000. This increase is primarily due to revenues resulting from the acquisition of Internet Alaska, Inc. (“IAI”) in June of 2000. Growth in Digital Subscriber Line (“DSL”) customers also contributed to the increase in Internet revenues. On July 6, 2001, the company acquired the assets and business of Internet Plus, L.L.C., dba MosquitoNet; a Fairbanks based ISP. The acquisition is expected to add approximately 5,000 dial-up and high speed customers to the Company’s Internet operations.

     Interexchange

     Interexchange service revenues increased $2.2 million to $5.2 million in 2001 from $3.0 million in 2000, or an increase of 75.7%. The increase was primarily due to growth in long distance subscribers from 36,054 in 2000 to 66,341 in 2001. The Company also experienced growth in long distance minutes of use from 19.0 million in 2000 to 60.8 million in 2001. The growth in both subscribers and minutes of use was due to high customer acceptance of and satisfaction with the Company’s flat rate long distance product offerings which began rolling out in the fourth quarter of 2000.

     Other

     Other revenues, which consist principally of wireless cable television revenues, decreased $0.1 million from $0.3 million to $0.2 million in 2001.

     Operating Expenses

     Operating expenses increased $1.3 million, or 1.9%, to $70.1 million for the quarter ended June 30, 2001 from $68.8 million for the quarter ended June 30, 2000.

     Local Telephone

     The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expenses decreased $3.5 million, or 10.3%, to $30.3 million for the quarter ended June 30, 2001 from $33.8 million for the quarter ended June 30, 2000. As a percentage of local telephone revenues, local telephone operating expenses dropped to 55.7% in 2001 from 57.3% in 2000. These results reflect continued

improvements in the Company’s cost structure, including workforce reductions, benefits derived from the deployment of information systems, and other synergies, realized through the continued consolidation of the operations the Company acquired in 1999.

     Cellular

     Cellular expense decreased $0.3 million, or 5.0%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Cellular expense was 57.4% of cellular revenue for 2001 compared to 62.4% of cellular revenue for 2000, reflecting continued improvement in operating margin.

     Directory advertising

     Directory advertising expense decreased $0.1 million, or 4.1%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

     Internet

     Internet expense increased by $0.6 million, or 21.6%, and decreased as a percentage of revenue from 176.5% in 2000 to 102.0% in 2001. The increase in Internet expenses was due to the acquisition of IAI in June of 2000, costs associated with developing the Company’s statewide Internet infrastructure and the continued rollout of the Company’s DSL product.

     Interexchange services

     Interexchange services increased $2.2 million, or 47.4%, from $4.6 million for the three months ended June 30, 2000 to $6.8 million for the three months ended June 30, 2001. The majority of this increase was the result of additional traffic sensitive, marketing, order processing, and other costs incurred as a result of the dramatic increase in customers with the rollout of the Company’s flat rate calling plans as discussed under interexchange service revenues. As a percentage of revenue, interexchange service expense decreased to 130.9% in 2001 from 155.9% in 2000.

     Depreciation and Amortization

     Depreciation and amortization expense increased $2.1 million, or 12.1%, due principally to increases in plant in service for the three months ended June 30, 2001 over the corresponding period of 2000.

     Income Taxes

     Income tax benefit represents the amortization of investment tax credits of the Company’s regulated operations. ACS Group has fully reserved the income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999 — the date of the acquisition of substantially all of its operations — since it has no historical income and limited operating history on which to determine the realizable value of the tax benefit of net operating loss carryforwards with reasonable certainty. The Company reserved $0.8 million of income tax benefit resulting from its net loss before income taxes during the quarter ended June 30, 2001. The Company’s cumulative book basis income tax valuation allowance is $22.2 million at June 30, 2001.

     Net Loss

     The increase in net loss is primarily a result of the factors discussed above.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Operating revenues increased $4.0 million, or 2.5%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Local telephone revenues decreased compared to the prior period, while cellular, Internet, directory advertising, and interexchange service revenues all increased compared to the prior period.

     Local Telephone

     Local telephone revenues, which consist of local network service, network access revenue and deregulated and other revenues, decreased $8.0 million, or 6.8%, for the six months ended June 30, 2001 compared to the same period in 2000. The following unaudited table summarizes ACS Group’s consolidated local telephone revenues by category.

	Six Months Ended
	June 30,

	2001	2000

	(Unaudited, in Thousands)
Local telephone revenue:

Local network service	$46,142	$47,619

Network access revenue	51,265	58,056

Deregulated and other revenue	11,751	11,472

Total local telephone revenue	$109,158	$117,147

     The local network service component of local telephone revenues was $47.6 million during 2000 compared with $46.1 million during 2001. Revenue decreased $1.5 million, or 3.1%, from the prior year, despite growth in average total access lines in service of 0.6%. The net decrease was due primarily to increased market penetration of lower margin wholesale lines in the Anchorage market. Management believes that the continued loss of market share experienced in the Anchorage market is attributable to below cost interconnection rates for UNEs currently in place. The RCA has approved arbitrated interconnection rates for UNEs for the Company’s Fairbanks and Juneau markets which are also below cost. Competition commenced in Fairbanks during the second quarter, but competitive penetration thus far has been nominal at less than 500 lines on a wholesale basis. The Company has not yet experienced any market share loss in its Juneau market. During the quarter, the Company filed for an interim and refundable UNE rate increase of approximately $10 per month per loop and reopened interconnection proceedings for its Anchorage market. The Company is also not earning its required rate of return for local network service and filed a local service rate case with the RCA on July 2, 2001. See “Outlook” under Item 2 of this Part and “Legal Proceedings” under Item 1 of Part II of this report for further discussion.

     Network access revenues decreased by $6.8 million, or 11.7%, from $58.1 million in 2000 to $51.3 million in 2001. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of interstate and intrastate toll calls. Universal service support revenue is also included in network access revenue. The decrease in telephone access revenues from the corresponding period in 2000 is due primarily to interstate access revenue recorded in 2000 that resulted from the allocation of ISP traffic minutes to the interstate jurisdiction for which there is no corresponding revenue in 2001. Reductions in regulated operating expense and its effect on the interstate access revenue requirement also contributed to the decrease. Management expects that network access revenues will decline as a component of local telephone revenues for the foreseeable future.

     Deregulated and other revenues, which increased $0.3 million, or 2.4% over 2000, consists principally of B&C services, space and power rents, deregulated equipment sales, paystation revenues, white pages directory listing revenue, and other miscellaneous telephone revenues.

     Cellular

     Cellular revenues increased $1.0 million, or 5.3%, to $19.7 million for the six months ended June 30, 2001 compared to $18.7 million for the six months ended June 30, 2000. This growth in revenue is primarily due to a 5.3% increase in average cellular subscribers from 73,331 in 2000 to 77,254 in 2001. Although average minutes of use increased from approximately 128 minutes per month in 2000 to 162 minutes per month in 2001, average revenue per unit decreased from $42.52 in 2000 to $42.49 in 2001. The decrease was the result of new competitive digital statewide and national pricing programs that offer more minutes and free features than the previous plans for the same price, coupled with other sales promotions. These competitive plans have resulted in increased total revenues and market share.

     Directory advertising

     Directory advertising revenues increased by $1.8 million, or 12.7%, to $16.2 million in 2001 from $14.3 million in 2000. This increase is attributable to growth in sales for the current directory phone book cycles combined with the growth in average access lines.

     Internet

     Internet revenues increased $3.6 million, or 137.6%, to $6.3 million in 2001 from $2.7 million in 2000. This increase is primarily due to revenues resulting from the acquisition of IAI in June of 2000. Growth in DSL customers also contributed to the increase in Internet revenues. On July 6, 2001, the Company acquired the assets and business of Internet Plus, L.L.C., dba MosquitoNet, a Fairbanks based ISP. The acquisition is expected to add approximately 5,000 dial-up and high speed customers to the Company’s Internet operations.

     Interexchange

     Interexchange service revenues increased $5.7 million to $11.2 million in 2001 from $5.5 million in 2000, or an increase of 101.6%. The increase was primarily due to growth in long distance subscribers from 36,054 in 2000 to 66,341 in 2001. The Company also experienced growth in long distance minutes of use from 38.0 million in 2000 to 129.6 million in 2001. The growth in both subscribers and minutes of use was due to high customer acceptance of and satisfaction with the Company’s flat rate long distance product offerings which began rolling out in the fourth quarter of 2000.

     Other

     Other revenues, which consist principally of wireless cable television revenues, decreased $0.1 million from $0.6 million to $0.5 million in 2001.

     Operating Expenses

     Operating expenses increased $5.5 million, or 4.1%, to $141.3 million for the six months ended June 30, 2001 from $135.8 million for the six months ended June 30, 2000.

     Local Telephone

     The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expenses decreased $10.0 million, or 14.4%, to $59.1 million for the six months ended June 30, 2001 from $69.1 million for the six months ended June 30, 2000. As a percentage of local telephone revenues, local telephone operating expenses dropped to 54.2% in 2001 from 59.0% in 2000. These results reflect continued improvements in the Company’s cost structure, including workforce reductions, benefits derived from the deployment of information systems, and other synergies, realized through the continued consolidation of the operations the Company acquired in 1999.

     Cellular

     Cellular expense decreased $0.2 million, or 1.9%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Cellular expense was 58.7% of cellular revenue for 2001 compared to 62.9% of cellular revenue for 2000, reflecting continued improvement in operating margin.

     Directory advertising

     Directory advertising expense increased $0.1 million, or 1.0%, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

     Internet

     Internet expense increased by $2.9 million, or 70.3%, and decreased as a percentage of revenue from 154.9% in 2000 to 111.0% in 2001. The increase in Internet expenses was due to the acquisition of IAI in June of 2000, costs associated with developing the Company’s statewide Internet infrastructure and the continued rollout of the Company’s DSL product.

     Interexchange services

     Interexchange services increased $7.8 million, or 90.6%, from $8.6 million for the six months ended June 30, 2000 to $16.4 million for the six months ended June 30, 2001. The majority of this increase was the result of additional traffic sensitive, marketing, order processing, and other costs incurred as a result of the dramatic increase in customers with the rollout of the Company’s flat rate calling plans as discussed under interexchange service revenues. As a percentage of revenue, interexchange service expense decreased to 146.6% in 2001 from 155.1% in 2000.

     Depreciation and Amortization

     Depreciation and amortization expense increased $4.5 million, or 13.1%, due principally to increases in plant in service for the six months ended June 30, 2001 over the corresponding period of 2000.

     Income Taxes

     Income tax benefit represents the amortization of investment tax credits of the Company’s regulated operations. ACS Group has fully reserved the income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999 — the date of the acquisition of substantially all of its operations — since it has no historical income and limited operating history on which to determine the realizable value of the tax benefit of net operating loss carryforwards with reasonable certainty. The Company reserved $2.7 million of income tax benefit resulting from its net loss before income taxes during the six months ended June 30, 2001. The Company’s cumulative book basis income tax valuation allowance is $22.2 million at June 30, 2001.

     Net Loss

     The increase in net loss is primarily a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     ACS Group has satisfied its operational and capital cash requirements primarily through internally generated funds, the sale of stock and debt financing. For the six months ended June 30, 2001 the Company’s cash flows from operating activities were $33.0 million. At June 30, 2001, the Company had approximately $37.9 million in cash and cash equivalents. As of June 30, 2001 the Company had $75.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

     The Company has a $435.0 million bank credit agreement (“Senior Credit Facility”), $150.0 million in 9.375% senior subordinated notes due 2009 and $17.3 million in 13% senior discount debentures due 2011, representing substantially all of the Company’s long-term debt of $611.7 million as of June 30, 2001. Interest on ACS Group’s senior discount debentures and the senior subordinated notes is payable semiannually. Interest on borrowings under the Senior Credit Facility is payable monthly, quarterly or semi-annually at the Company’s option. The Senior Credit Facility requires annual principal payments commencing on May 14, 2002.

     The Company employs an interest rate hedge transaction, which fixes at 5.99% the underlying variable rate on one-half of the borrowings under the Senior Credit Facility, or $217.5 million, expiring in June 2002. The underlying variable rate for the Senior Credit Facility is based on the London Interbank Offer Rate (“LIBOR”), which is adjusted at each monthly, quarterly or semi-annual rollover date.

     As of June 30, 2001 the Company has $6.8 million in two separate escrow accounts pending the outcome of the Company’s appeal of a January 24, 2001 FCC Order awarding damages to an interexchange carrier. These amounts were fully reserved as of June 30, 2001. See “Legal Proceedings” under Item 1 of Part II of this report for further discussion.

     The local telephone network requires the timely maintenance of plant and infrastructure. ACS Group’s local network is of high quality, is technically advanced and will have relatively predictable annual capital needs. The Company’s historical capital expenditures have been significant. The construction and geographic expansion of ACS Group’s cellular network has required significant capital. The implementation of the Company’s interexchange and data services strategy is also capital intensive. ACS Group anticipates total capital spending in 2001 to be between $75.0 to $80.0 million, including the Company’s purchase of additional fiber capacity for $19.5 million in January 2001. The Company intends to fund its future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through additional borrowings under the revolving credit facility.

     ACS Group’s capital requirements may change, however, due to, among other things: the Company’s decision to pursue specific acquisition opportunities, changes in technology, the effects of competition or changes in the Company’s business strategy. ACS Group believes that it will have sufficient working capital provided by operations and available borrowing capacity under the existing revolving credit facility to fund its operations and capital expenditures over the next 12 months. ACS Group’s ability to satisfy its capital requirements will be dependent upon its future financial performance, which is, in turn, subject to future economic and regulatory conditions and to financial, business and other factors, many of which are beyond the Company’s control.

OUTLOOK

     ACS Group expects demand for telecommunications services in Alaska to remain strong during 2001. Certain Alaskan economic indicators suggest a number of factors within the state may help mitigate effects of a general slowdown in the U.S. economy, including:

•	A growth in employment during 2000, with jobs up 2.2%;

•	Approval of projects to expand Ted Stevens International Airport in Anchorage, at which 90% of all freighter jets carrying cargo between the lower 48 state and the Pacific Rim now stop;

•	Low office vacancy rates in Anchorage (2.4%) and projections by the home builders association of a robust home construction season;

•	A $100 million redevelopment of the Anchorage Ship Creek commercial area; and

•	A $215 million military hospital in Fairbanks

     In addition, there is the potential that one or more of the following proposed undertakings may be approved, any one of which could offer significant stimulation to the Alaskan economy:

•	Construction of a pipeline to transport natural gas from the North Slope area to commercial markets in Canada and the lower 48 states;

•	Development of a new national missile defense system with deployments at Alaskan sites; and

•	Opening of the Arctic National Wildlife Refuge (ANWR) to new oil exploration.

     ACS Group believes it is well-positioned to compete in the Alaska telecommunications market as an integrated, diversified, facilities-based provider of local telephone, long distance, cellular and Internet services. Certain of the markets served by ACS Group experience vigorous competition. Specifically, ACS Group faces competition in the Anchorage, Fairbanks, and Juneau local telephone markets; in the Anchorage, Fairbanks, Southeast, and Kenai Peninsula areas for cellular telephone and Internet services; and throughout the state for interstate and intrastate long distance services.

     As a result of the June 30, 1999 termination of the “rural exemption” applicable to ACS Group’s operations in Fairbanks and Juneau and the subsequent adoption of interconnection agreements by the RCA, those markets are expected to experience competition for local telephone services during 2001. As of June 30, 2001, competitive penetration in Fairbanks is nominal at less than 500 lines on a wholesale basis. The Company expects to provision circuits to support interconnection competition in Fairbanks and Juneau during the last two quarters of the year.

     ACS Group is actively pursuing legal and regulatory objectives, particularly with regard to local telephone services, to improve its competitive and economic situation. Legal proceedings have been initiated in federal and state courts challenging termination of the rural exemption and the interconnection agreements applicable to Fairbanks and Juneau. ACS Group has been seeking an increase in the rates charged to CLECs for UNE loops in Anchorage. The current rate was adopted as “temporary” by the regulatory commission in 1997 and, as it was not based on a forward looking cost methodology, the Company believes it is not in compliance with the 1996 Act. ACS Group is filing a request for an interim and refundable rate increase with the RCA pending adjudication of a compliant rate. See “Legal Proceedings” under Item 1 of Part II of this report for further discussion. ACS Group commenced rate proceedings before the RCA in July for all four of its local exchange companies. These proceedings, which are not expected to be concluded during 2001, will offer ACS Group the opportunity to rebalance rates and increase its revenues.

     As previously reported, the Company has several restructuring plans in place to reduce costs and continue to realize operating synergies resulting from a consolidated organization. On April 1, 2001, the branch operation in Vancouver, Washington was closed and severance benefits were paid to the impacted employees. The Company anticipates achieving additional operational efficiencies during 2001 and beyond, most notably through the implementation of a new automated customer care system. This system, the first phase of which is scheduled to go on-line during the fourth quarter, will offer the capacity to provide better customer service with reduced staff.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has issued senior discount debentures, senior subordinated notes and has entered into a bank credit facility. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under the Company’s bank credit facilities. The Company uses off-balance sheet derivative financial instruments, in particular an interest rate swap agreement, to partially hedge variable interest transactions. The Company’s derivative financial instrument transaction has been entered into for non-trading purposes. The terms and characteristics of the derivative financial instruments are matched with the underlying on-balance sheet instrument or anticipated transactions and do not constitute speculative or leveraged positions independent of these exposures. There have been no material changes to the Company’s outstanding debt instruments since December 31, 2000.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

     As previously reported, the Company filed a formal appeal of the RCA’s order terminating the rural exemption for Fairbanks and Juneau on November 10, 1999. This matter remains pending in state court.

     The Company also previously reported a dispute concerning the Fairbanks and Juneau interconnection agreements ordered by the RCA. Certain procedural aspects of this dispute are currently before the U. S. Ninth Circuit Court of Appeals.

     The Company also previously reported that on February 7, 2001, it filed an appeal in the United States Court of Appeals for the District of Columbia Circuit of a January 24, 2001 FCC Order to pay $2.7 million plus interest to General Communication, Inc. (“GCI”) for excess interstate access charges. On April 4, 2001, the FCC released an order granting the Company’s request for a stay of the payment and allowed the Company to place the funds in question, already fully reserved, in escrow pending the outcome of the appeal. In addition, AT&T Alascom, made a demand for payment of approximately $3.5 million dollars based on the FCC’s January 24, 2001 Order in favor of GCI. These funds, also fully reserved, have been placed in a similar escrow account pending resolution of the Company’s appeal of the FCC Order.

     On July 2, 2001, the Company filed revenue requirements studies with the RCA for each of its four local exchange carriers initiating new rate cases for each of its LECs. Similarly, at the end of May the Company requested an immediate interim and refundable increase in its Anchorage UNE rate. The Company intends to vigorously pursue both of these actions in the coming months. In addition, the Company is involved in a number of other on-going regulatory proceedings.

     On May 14, 2001, the Company was served with a class action lawsuit concerning its interstate Infinite Minutes long distance plan. It is impossible to determine at this time the actual number of plaintiffs or the claims that will actually continue to be in dispute. The Company believes this suit is without merit and intends to vigorously defend its position.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

     On December 3, 1999 the Company registered 6,021,489 shares under various employee and non-employee stock option plans and an employee stock purchase plan (File # 333-92091) on Form S-8 under the Securities Act of 1933. As of July 27, 2001, 3,597,108 option grants are outstanding under the employee stock option plans and 266,604 options have been exercised and converted into shares of the Company’s common stock. As of July 27, 2001, 40,819 shares have been awarded under the non-employee stock plan, of which 23,980 were elected to be deferred. As of July 27, 2001, 179,632 shares have been issued under the employee stock purchase plan. See Note 3, “Stock Incentive Plans” to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements for further discussion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on June 15, 2001. The following matters were considered:

1.	All board nominees were elected as directors with the following vote:

Nominee	For	Withheld

Charles E. Robinson	30,523,436	300,117

W. Dexter Paine, III	30,772,420	51,133

Saul A. Fox	30,505,335	318,218

Carl H. Marrs	30,769,950	53,603

Byron I. Mallott	30,774,086	49,467

Wray T. Thorn	30,770,126	53,427

Brian Rogers	30,771,526	52,027

2.	Deloitte & Touche LLP was ratified as the Company’s independent auditors for the year ended December 31, 2001 with the following vote:

For	30,758,296

Against	47,461

Abstain	17,796

Other Unvoted	646,463

ITEM 5.	OTHER INFORMATION

     None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     None.

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2001	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Kevin P. Hemenway
Kevin P. Hemenway
Senior Vice President and
Chief Financial Officer
(Signing both in his capacity as
Senior Vice President on behalf of
the Registrant and as Chief
Financial Officer of the Registrant)