Form 10-Q
period 2002-09-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2002-10-31
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

Yes                No

APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the registrant’s Common Stock, as of October 25, 2002 was 30,683,648.

DOCUMENTS INCORPORATED BY REFERENCE

None

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands Except Per Share Amounts)

	September 30,	December 31,
Assets	2002	2001

Current assets:
Cash and cash equivalents	$21,040	$41,012
Restricted cash	3,428	6,932
Accounts receivable-trade, net of allowance of $5,386 and $4,944	46,812	46,912
Materials and supplies	10,438	8,723
Prepayments and other current assets	8,561	6,032
Assets held for sale	271	—

Total current assets	90,550	109,611
Property, plant and equipment	1,077,843	1,036,829
Less: accumulated depreciation	610,311	557,849

Property, plant and equipment, net	467,532	478,980
Goodwill	141,980	250,495
Intangible assets	23,146	26,785
Debt issuance costs, net of amortization of $15,296 and $12,126	22,598	25,768
Deferred charges and other assets	25,155	9,875

Total assets	$770,961	$901,514

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$5,548	$4,823
Accounts payable-affiliates	989	1,303
Accounts payable, accrued and other current liabilities	54,451	63,081
Advance billings and customer deposits	9,531	9,190

Total current liabilities	70,519	78,397
Long-term obligations, net of current portion	600,810	606,427
Other deferred credits and long-term liabilities	27,875	25,003
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, no par, 5,000 authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 145,000 shares authorized, 33,360 and 33,221 shares issued and 31,328 and 31,688 outstanding, respectively	334	332
Treasury stock, 2,032 and 1,532 shares, respectively, at cost	(10,565)	(9,735)
Paid in capital in excess of par value	277,549	276,840
Accumulated deficit	(177,946)	(61,921)
Accumulated other comprehensive loss	(17,615)	(13,829)

Total stockholders’ equity	71,757	191,687

Total liabilities and stockholders’ equity	$770,961	$901,514

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Operating revenue:
Local telephone	$52,815	$53,860	$172,128	$163,018
Cellular	11,903	11,437	32,420	31,802
Directory	8,360	8,705	25,382	24,857
Internet	6,422	3,584	14,815	9,898
Interexchange	4,830	5,395	14,500	16,557

Total operating revenue	84,330	82,981	259,245	246,132
Operating expense:
Local telephone	28,650	29,259	90,219	88,582
Cellular	7,116	6,347	20,227	18,569
Directory	3,408	3,616	10,366	10,478
Internet	8,157	4,583	20,602	11,592
Interexchange	6,797	6,678	20,409	23,043
Depreciation and amortization	22,458	19,790	61,690	58,754
Loss of disposal of assets, net	1,835	—	2,108	—

Total operating expense	78,421	70,273	225,621	211,018

Operating income	5,909	12,708	33,624	35,114
Other income (expense):
Interest expense	(13,396)	(14,648)	(38,402)	(45,850)
Interest income and other	578	1,019	1,626	2,844

Total other expense	(12,818)	(13,629)	(36,776)	(43,006)

Loss before income taxes	(6,909)	(921)	(3,152)	(7,892)
Income tax benefit	—	48	—	147

Loss from continuing operations	(6,909)	(873)	(3,152)	(7,745)
Loss from discontinued operations, net of tax	(136)	(526)	(7,523)	(1,327)

Loss before cumulative effect of change in accounting principle	(7,045)	(1,399)	(10,675)	(9,072)
Cumulative effect of change in accounting principle	—	—	(105,350)	—

Net loss	$(7,045)	$(1,399)	$(116,025)	$(9,072)

Net loss per share — basic and diluted:
Loss from continuing operations	$(0.22)	$(0.03)	$(0.10)	$(0.25)
Loss from discontinued operations	(0.00)	(0.02)	(0.24)	(0.04)

Loss before cumulative effect of change in accounting principle	(0.22)	(0.04)	(0.34)	(0.29)
Cumulative effect of change in accounting principle	—	—	(3.32)	—

Net loss	$(0.22)	$(0.04)	$(3.66)	$(0.29)

Weighted average shares outstanding:
Basic	31,653	31,550	31,721	31,497

Diluted	31,653	31,550	31,735	31,497

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2002 and 2001
(Unaudited, In Thousands Except Share Amounts)

			Paid in		Accumulated
			Capital in		Other
	Common	Treasury	Excess of	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Par	Deficit	Loss	Equity

Balance, December 31, 2000	$330	$(9,735)	$275,468	$(50,683)	$—	$215,380
Components of Comprehensive loss:
Net loss	—	—	—	(9,072)	—	(9,072)
Interest rate swap marked to market	—	—	—	—	(13,195)	(13,195)

Total comprehensive loss						(22,267)
Issuance of 84,798 shares of common stock, $.01 par	1	—	520	—	—	521

Balance, September 30, 2001	$331	$(9,735)	$275,988	$(59,755)	$(13,195)	$193,634

Balance, December 31, 2001	$332	$(9,735)	$276,840	$(61,921)	$(13,829)	$191,687
Components of Comprehensive loss:
Net loss	—	—	—	(116,025)	—	(116,025)
Interest rate swap marked to market	—	—	—	—	(3,786)	(3,786)

Total comprehensive loss						(119,811)
Purchase of 500,000 shares of Treasury stock	—	(830)	—	—	—	(830)
Issuance of 139,617 shares of common stock, $.01 par	2	—	709	—	—	711

Balance, September 30, 2002	$334	$(10,565)	$277,549	$(177,946)	$(17,615)	$71,757

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended
	September 30,

	2002	2001

Cash Flows from Operating Activities:
Net loss	$(116,025)	$(9,072)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on discontinued operations	7,523	1,327
Cumulative effect of change in accounting principle	105,350	—
Depreciation and amortization	61,690	58,754
Loss on disposal of assets, net	2,108	—
Amortization of debt issuance costs	3,170	3,292
Investment tax credits	—	(147)
Capitalized interest	(1,078)	(1,114)
Other deferred credits	(914)	(119)
Changes in components of working capital:
Accounts receivable and other current assets	(4,343)	(3,525)
Accounts payable and other current liabilities	(8,350)	6,979
Other	(280)	749
Net cash used in discontinued operations	(596)	(789)

Net cash provided by operating activities	48,255	56,335
Cash Flows from Investing Activities:
Construction and capital expenditures, net of capitalized interest	(50,253)	(74,559)
Release of funds from escrow	3,706	—
Issuance of note receivable	(15,000)	—
Proceeds from liquidation of minority interest investment	—	1,370
Issuance of note receivable from officer	—	(335)
Cost of acquisitions, net of cash received	—	(1,000)

Net cash used by investing activities	(61,547)	(74,524)
Cash Flows from Financing Activities:
Payments on long-term debt	(6,561)	(2,607)
Purchase of treasury stock	(830)	—
Issuance of common stock	711	521

Net cash used by financing activities	(6,680)	(2,086)
Decrease in cash	(19,972)	(20,275)
Cash and cash equivalents at beginning of the period	41,012	61,896

Cash and cash equivalents at the end of the period	$21,040	$41,621

Supplemental Cash Flow Data:
Interest paid	$31,927	$37,003
Income taxes paid	—	—

Supplemental Noncash Transactions:
Property acquired under capital lease	$2,306	$—
Interest rate swap marked to market	$3,786	$13,195

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, Dollars In Thousands Except Per Share Amounts)

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

     In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.

     Revenue Recognition

     Access revenue is recognized when earned. The Company participates in toll revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska (“RCA”) within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods, as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. During the second quarter of 2002, the Company recognized as revenue $11,066 of previously deferred interstate access revenue and reversed $1,673 of interest expense previously accrued thereon as a result of a favorable ruling by the District of Columbia Court of Appeals related to a dispute on interstate access rates for the Anchorage market.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Dollars In Thousands Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Regulatory Accounting and Regulation

     The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. Historically, lives approved for regulatory purposes have approximated economically useful lives. On July 21, 2002, the Company received an order from the RCA which appears to extend lives approved for rate-making purposes beyond the economically useful lives of the underlying assets. Management is awaiting further clarification from the RCA necessary to evaluate the effects of this order on the financial statements of the Company. As of September 30, 2002 the Company has deferred as a regulatory asset $894 of costs incurred in connection with regulatory rate making proceedings, which will be amortized in future periods. If the Company were not following SFAS No. 71, these costs would have been charged to expense as incurred.

Change in Accounting Estimate

     During the period, the Company changed its estimate of the useful lives of certain classes of assets resulting in additional depreciation expense of $2,206, or $0.07 per share for the nine months ended September 30, 2002.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Dollars In Thousands Except Per Share Amounts)

2.	NEW ACCOUNTING STANDARDS (Continued)

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

     The Company has determined that its business segments constitute reporting units, with the exception of the Internet segment, which includes two reporting units. Those reporting units are (1) Internet service and (2) IP based private network service. The Company completed the initial step of impairment testing during the second quarter which indicated that goodwill recorded in the local telephone, Internet, and interexchange segments was impaired as of January 1, 2002. Due to the potential impairment, the Company then completed the second step of the test to measure the amount of the impairment. The Company determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. Based on that analysis, a transitional impairment loss of $105,350 was recognized as the cumulative effect of a change in accounting principle in the consolidated statement of operations. On an ongoing basis, the Company expects to perform its annual impairment test during the fourth quarter absent any impairment indicators.

     In connection with the Company’s adoption of a plan to discontinue its wireless cable television service segment during the first quarter of 2002, the goodwill of that segment was considered impaired, and an impairment charge of $3,165 is included with the results of discontinued operations.

     The changes in the carrying value of goodwill by segment for the nine months ended September 30, 2002 are as follows:

	Local Telephone	Cellular	Directory	Internet	Interexchange	All Other	Total

Balance, December 31, 2001	$191,351	$8,851	$38,831	$8,146	$151	$3,165	$250,495
Impairment losses included in discontinued operations	—	—	—	—	—	(3,165)	(3,165)
Impairment losses	(97,053)	—	—	(8,146)	(151)	—	(105,350)

Balance, September 30, 2002	$94,298	$8,851	$38,831	$—	$—	$—	$141,980

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Dollars In Thousands Except Per Share Amounts)

3.	GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

     Provided below is a reconciliation of previously reported financial statement information to pro forma amounts that reflect the elimination of goodwill and indefinite-lived intangible amortization for the comparable nine months ended September 30, 2001 prior to adoption of SFAS No. 142:

	Nine Months Ended
	September 30,

	2002	2001

Reported net loss	$(116,025)	$(9,072)
Add back:
Goodwill amortization	—	5,803
Indefinite-lived intangible amortization	—	396
Cumulative effect of change in accounting principle	105,350	—

Adjusted net loss	$(10,675)	$(2,873)

Loss per share (basic and diluted):
Reported net loss	$(3.66)	$(0.29)
Add back:
Goodwill amortization	—	0.18
Indefinite-lived intangible amortization	—	0.01
Cumulative effect of change in accounting principle	3.32	—

Adjusted net loss per share	$(0.34)	$(0.09)

     The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset as of September 30, 2002 based on the Company’s reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of SFAS No. 142:

	Gross Carrying	Accumulated	Amortizable
	Amount	Amortization	Life

Amortizable intangible assets:
Customer list	$915	$(229)	5
Other intangible assets	2,625	(1,462)	5

Total amortizable intangible assets	$3,540	$(1,691)

Indefinite-lived intangible assets:
Cellular licenses	$18,194
PCS licenses	3,023
Domain names and trade names	80

Total indefinite-lived intangible assets	$21,297

     The total intangible amortization expense for the nine months ended September 30, 2002 and 2001 was $516 and $904, respectively. The estimated amortization expense for each of the next five years ending December 31 is as follows:

2002	$708
2003	$708
2004	$690
2005	$183
2006	$92

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Dollars In Thousands Except Per Share Amounts)

4.	DISCONTINUED OPERATIONS

     On March 30, 2002, the Company approved a plan to sell its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented and the assets and liabilities of the disposal group have been written down as of March 30, 2002 to their fair value, net of expected selling expense. The following discloses the results of the discontinued operations for the nine months ended September 30, 2002 and 2001:

	Nine Months Ended
	September 30,

	2002	2001

Operating revenue	$594	$733
Operating expense	1,025	1,967

Operating loss	(431)	(1,234)
Interest expense	(32)	(93)

Loss from operations of discontinued segment	(463)	(1,327)
Write down of net assets to fair value	(7,060)	—

Loss from discontinued operations	$(7,523)	$(1,327)

     Assets held for sale at September 30, 2002 consist of the following:

Accounts receivable, net of allowance of $38	$52
Other current assets	10
Property, plant and equipment	211
Intangible assets	100
Current liabilities	(102)

Assets held for sale	$271

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Dollars In Thousands Except Per Share Amounts)

5.	EARNINGS PER SHARE

     Earnings per share is based on weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2002 and September 30, 2001 and nine months ended September 30, 2002 and September 30, 2001.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator:
Loss from continuing operations	$(6,909)	$(873)	$(3,152)	$(7,745)
Loss from discontinued operations	(136)	(526)	(7,523)	(1,327)

Loss before cumulative effect of change in accounting principle	(7,045)	(1,399)	(10,675)	(9,072)
Cumulative effect of change in accounting principle	—	—	(105,350)	—

Net loss	$(7,045)	$(1,399)	$(116,025)	$(9,072)

Denominator:
Weighted average shares outstanding — basic	31,653	31,550	31,721	31,497
Dilutive potential common shares — stock options	—	—	14	—

Weighted average shares outstanding — diluted	31,653	31,550	31,735	31,497

Basic earnings per share:
Loss from continuing operations	$(0.22)	$(0.03)	$(0.10)	$(0.25)
Loss from discontinued operations	(0.00)	(0.02)	(0.24)	(0.04)

Loss before cumulative effect of change in accounting principle	(0.22)	(0.04)	(0.34)	(0.29)
Cumulative effect of change in accounting principle	—	—	(3.32)	—

Net loss	$(0.22)	$(0.04)	$(3.66)	$(0.29)

Diluted earnings per share:
Loss from continuing operations	$(0.22)	$(0.03)	$(0.10)	$(0.25)
Loss from discontinued operations	(0.00)	(0.02)	(0.24)	(0.04)

Loss before cumulative effect of change in accounting principle	(0.22)	(0.04)	(0.34)	(0.29)
Cumulative effect of change in accounting principle	—	—	(3.32)	—

Net loss	$(0.22)	$(0.04)	$(3.66)	$(0.29)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Dollars In Thousands Except Per Share Amounts)

6.	STOCK INCENTIVE PLANS

     Under various plans through the Compensation Committee of the Board of Directors, ACS Group may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At September 30, 2002, ACS Group has reserved a total of 6,060 shares of authorized common stock for issuance under the various plans. The plans terminate in approximately 10 years from the date of adoption and allow forfeited options to be reissued. Unless otherwise determined by the Compensation Committee, options will vest ratably on each of the first four anniversaries after the grant date and will have an exercise price equal to the fair market value of the common stock on the date of grant. The term of options granted under the plan may not exceed 10 years. On April 3, 2002, ACS Group merged the ALEC Holdings, Inc. 1999 Stock Incentive Plan into the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

     ACS Group has reserved 4,910 shares under this plan, which was adopted by the Company in November 1999 in connection with its initial public offering. At September 30, 2002, 5,712 options have been granted, 1,618 have been forfeited, 441 have been exercised, and 816 shares are available for grant under the plan.

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

Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

     ACS Group adopted its non-employee director stock compensation plan in November 1999 in connection with its initial public offering. ACS Group has reserved 150 shares under this plan. At September 30, 2002, 68 shares have been awarded and 82 shares are available for grant under the plan. Directors are required to receive not less than 25% of their annual retainer and meeting fees in the form of ACS Group’s stock, and may elect to receive up to 100% of director’s compensation in the form of stock.

     On March 29, 2002, seven shares under the plan were awarded to directors, of which five were elected to be deferred until termination of service by the directors.

     On June 28, 2002, 10 shares under the plan were awarded to directors, of which seven were elected to be deferred until termination of service by the directors.

     On September 28, 2002, 24 shares under the plan were awarded to directors, of which 17 were elected to be deferred until termination of service by the directors.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Dollars In Thousands Except Per Share Amounts)

6.	STOCK INCENTIVE PLANS (Continued)

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

     This plan was also adopted in connection with ACS Group’s initial public offering in November 1999. At September 30, 2002, 270 shares have been issued under the plan and 730 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

     On June 28, 2002, 53 shares were issued under the plan.

7.	BUSINESS SEGMENTS

     The Company has five reportable segments: local telephone, cellular, directory, Internet and interexchange. Local telephone provides landline telecommunications services, and consists of local telephone service, network access and deregulated and other revenue; cellular provides wireless telecommunications service; directory provides yellow page advertising and other related products; Internet provides Internet service and advanced IP based private networks; and interexchange provides switched and dedicated long distance services. Each reportable segment is a strategic business under separate management and offering different services than those offered by the other segments. The Company also has a wireless cable television service segment that did not meet the criteria for a reportable segment and was previously included in “All Other” that is now reported as discontinued operations.

     The Company also incurs interest expense, interest income, equity in earnings of investments, goodwill amortization in 2001 on the original May 14, 1999 purchases, and other operating and non operating income and expense at the corporate level which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non operating income and expense items are provided in the accompanying table under the caption “All Other” in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at either the Company or ACS Holdings and are allocated to the business segments based on operating revenue. Included in the caption “All Other” are also the net assets held for sale of $271 and other net liabilities of the discontinued operation that would not be sold of $5,865. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     The following table illustrates selected financial data for each segment as of and for the nine months ended September 30, 2002:

	Local
	Telephone	Cellular	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenue	$172,128	$32,455	$25,382	$14,815	$22,361	$18,714	$(26,610)	$259,245
Depreciation and amortization	41,401	4,134	28	4,773	1,700	9,654	—	61,690
Operating income (loss)	24,071	3,553	14,975	(15,286)	(599)	6,969	(59)	33,624
Interest expense	627	(3)	—	(95)	(226)	(38,705)	—	(38,402)
Interest income	2	3	—	—	2	1,734	—	1,741
Income tax provision (benefit)	10,010	1,452	6,145	—	—	(17,607)	—	—
Income (loss) from continuing operations	14,690	2,100	8,830	(15,381)	(823)	(12,509)	(59)	(3,152)
Total assets	605,786	102,673	45,428	(14,649)	19,159	12,564	—	770,961
Capital expenditures	20,937	8,554	512	15,583	—	6,973	—	52,559

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Dollars In Thousands Except Per Share Amounts)

7.	BUSINESS SEGMENTS (Continued)

     Operating revenue disclosed above includes intersegment operating revenue of $16,586 for local telephone, $1,350 for cellular, $1,092 for directory and $10,623 for interexchange. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the nine months ended September 30, 2001:

	Local
	Telephone	Cellular	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenue	$163,018	$31,824	$24,857	$9,900	$23,718	$12,604	$(19,789)	$246,132
Depreciation and amortization	39,613	4,373	1	1,709	1,711	11,347	—	58,754
Operating income (loss)	24,567	4,504	14,349	(7,018)	(1,586)	298	—	35,114
Interest expense	(1,291)	(34)	—	(77)	(227)	(44,221)	—	(45,850)
Interest income	4	14	—	—	—	2,845	—	2,863
Income tax provision (benefit)	9,470	1,917	5,900	—	—	(17,434)	—	(147)
Income (loss) from continuing operations	13,822	2,626	8,449	(7,078)	(1,810)	(23,754)	—	(7,745)
Total assets	672,672	115,056	47,460	8,863	36,025	23,859	—	903,935
Capital expenditures	30,962	5,953	21	16,971	19,504	1,148	—	74,559

     Operating revenue disclosed above include intersegment operating revenue of $15,981 for local telephone, $1,018 for cellular, $950 for directory and $10,609 for interexchange. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the three months ended September 30, 2002:

	Local
	Telephone	Cellular	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenue	$52,815	$11,919	$8,360	$6,422	$7,723	$8,818	$(11,727)	$84,330
Depreciation and amortization	13,926	1,379	26	1,799	562	4,766	—	22,458
Operating income (loss)	1,126	1,627	4,919	(5,354)	(33)	3,646	(22)	5,909
Interest expense	(182)	(1)	—	(40)	(75)	(13,098)	—	(13,396)
Interest income	1	2	—	—	2	565	—	570
Income tax provision (benefit)	439	656	2,011	—	—	(3,106)	—	—
Income (loss) from continuing operations	506	967	2,908	(5,394)	(106)	(5,768)	(22)	(6,909)
Total assets	591,554	105,542	44,949	(10,561)	19,750	19,727	—	770,961
Capital expenditures	7,642	3,443	76	5,484	—	1,360	—	18,005

     Operating revenue disclosed above includes intersegment operating revenue of $5,263 for local telephone, $468 for cellular, $390 for directory and $3,814 for interexchange. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the three months ended September 30, 2001:

	Local
	Telephone	Cellular	Directory	Internet	Interexchange	All Other	Eliminations	Total

Operating revenue	$53,860	$11,446	$8,705	$3,586	$8,062	$4,366	$(7,044)	$82,981
Depreciation and amortization	13,384	1,530	1	463	567	3,845	—	19,790
Operating income (loss)	7,508	1,826	5,087	(2,654)	617	324	—	12,708
Interest expense	(406)	(31)	—	(1)	(75)	(14,135)	—	(14,648)
Interest income	1	2	—	—	—	1,100	—	1,103
Income tax provision (benefit)	2,821	763	2,268	—	—	(5,900)	—	(48)
Income (loss) from continuing operations	4,319	1,008	2,819	(2,652)	546	(6,913)	—	(873)
Total assets	666,775	118,041	48,747	9,904	36,169	24,299	—	903,935
Capital expenditures	9,417	5,507	21	3,447	—	—	—	18,392

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Dollars In Thousands Except Per Share Amounts)

7.	BUSINESS SEGMENTS (Continued)

     Operating revenue disclosed above include intersegment operating revenue of $5,482 for local telephone, $413 for cellular, $450 for directory and $3,841 for interexchange. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.

8.	RELATED PARTY TRANSACTIONS

     On April 17, 2001, the Company issued an interest bearing note receivable to an officer totaling $328. The note bears interest at the Mid-Term Applicable Federal Rate, which was 3.69% as of September 30, 2002, and is due on April 15, 2005. The note is secured by a pledge of 100 shares of ACS Group’s stock held in the officer’s name. In accordance with an addendum to the officer’s employment agreement dated May 3, 2001, the loan will be forgiven ratably over a three year period ending April 16, 2004. Accordingly, $114 was forgiven on April 16, 2002 and recognized as compensation expense. The note balance, including accrued interest, was $233 as of September 30, 2002.

     Fox Paine & Company, the majority stockholder, receives an annual management fee in the amount of one percent of the Company’s net income before interest expense, income taxes and depreciation and amortization, calculated without regard to the fee. The management fee expense for the nine months ended September 30, 2002 and 2001 was $986 and $939, respectively.

9.	SEVERANCE AND RESTRUCTURING CHARGES

     In connection with the completion of the 2000 restructuring plans in the second quarter of 2002, the Company adopted another restructuring plan in June 2002. Employee force reductions which will result in a severance payout under this restructuring plan, are expected to total approximately 30 and are expected to be completed by December 31, 2002. The Company recorded $523 related to severance charges under this plan. The Company also recorded $339 in lease termination costs of office space in Anchorage, Alaska. As of September 30, 2002, 11 terminated employees have been eligible for severance and the Company has paid out $128 accrued under this plan.

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

     In December 2001, the Company entered into a material contract with the State of Alaska to provide it with comprehensive telecommunications services for a period of five years. This contract obligates the Company to, among other things, provide on the state’s behalf customer premise equipment and other capital assets which the Company believes will range between $25,000 and $30,000 over the term of the agreement, including $15,000 to $20,000 during 2002, of which approximately $10,300 has been expended through September 30, 2002. The Company intends to fund this commitment with cash on hand and cash flows from operations.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Dollars In Thousands Except Per Share Amounts)

10.	COMMITMENTS AND CONTINGENCIES (Continued)

     On July 15, 2002 the Company fulfilled a commitment to Neptune Communications, L.L.C. (“Neptune”) to provide a loan in the form of an unsecured note receivable totaling $15,000 in return for certain consideration. The note bears interest at the applicable federal rate, which was 5.61% at the date of issuance, and matures on July 15, 2022. Interest is payable semiannually, but Neptune may elect to add the interest to the principal in lieu of cash payments. The commitment was funded with cash on hand. In connection with this note, Neptune has granted the Company an option to purchase certain network assets of Neptune, no later than January 2, 2006 at a price equal to the then outstanding loan balance. The Company has also entered into a strategic agreement with Neptune for the life of the fiber optic cable system owned by Neptune. The significant provisions of this agreement are: i) purchase commitments by the Company for capacity in 2005 and 2007, the final price and quantity of which are subject to future events, ii) Neptune’s restoration of the Company’s traffic carried on another cable system, iii) and specific interconnection arrangements between the Company and Neptune, should the Company exercise its option to purchase certain network assets from Neptune.

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

     Today, the Company generates revenue primarily through the provision of:

•	local telephone services, including:

•	basic local service to retail customers within the Company’s service areas,

•	wholesale service to competitive local exchange carriers (“CLECs”),

•	network access services to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls,

•	enhanced services,

•	ancillary services, such as billing and collection (“B&C), and

•	universal service payments;

•	cellular services;

•	directory advertising;

•	Internet services; and

•	interexchange network long-distance services.

     Local Telephone — Within the telecommunications industry, local exchange carriers (“LECs”) have historically enjoyed stable revenue and cash flow from local exchange operations resulting from the need for basic telecommunications services, the highly regulated nature of the telecommunications industry and, in the case of rural LECs, the underlying cost recovery settlement and support mechanisms applicable to local exchange operations. Increasing levels of competition, regulatory decisions to open high cost areas to new entrants, portability of high cost support payments, and interconnection rates established by the Regulatory Commission of Alaska (“RCA”) that are below the companies cost to provide certain services have eroded the stability of revenue and cash flow. Basic local service is generally provided at a flat monthly rate and allows the user to place unlimited calls within a defined local calling area. Access revenue is generated by providing interexchange carriers access to the LEC’s local network and its customers. Universal service revenue is a subsidy paid to rural LECs to support the high cost of providing service in rural markets. Revenue is also generated from ancillary and enhanced services, such as call waiting.

     Changes in revenue are largely attributable to changes in the number of access lines, local service rates, competition and minutes of use. Other factors can also impact revenue, including:

•	intrastate and interstate revenue pricing and settlement methodologies,

•	authorized rates of return for regulated services,

•	whether an access line is used by a business or residential subscriber,

•	whether an access line is used by a retail or wholesale subscriber,

•	intrastate and interstate calling patterns,

•	customers’ selection of various local rate plan options,

•	selection of enhanced calling services, such as voice mail, or other packaged products, such as cellular and Internet and

•	other subscriber usage characteristics.

     LECs have three basic tiers of customers:

•	business and residential end user customers located in their local service areas that pay for local phone service,

•	interexchange carriers that pay for access to long distance calling customers located within its local service areas and

•	CLEC’s that pay for wholesale access to the Company’s network in order to provide competitive local service on either a wholesale or unbundled network element (“UNE”) basis as prescribed under the 1996 Act.

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

     The Company’s service rates for end users, CLECs and interexchange carriers are authorized by the RCA. Authorized rates are set by the Federal Communications Commission (“FCC”) and the RCA for interstate and intrastate access charges, respectively, and may change from time to time.

     Cellular - The Company is the largest and only statewide provider of cellular services in Alaska, currently serving approximately 82,000 subscribers. Its cellular network covers over 470,000 residents, including all major population centers and highway corridors. The Company operates a TDMA digital network in substantially all of its service areas, and intends to upgrade this network to a new generation of digital network known as CDMA.

     Directory - The Company is the largest provider of published directory advertising in Alaska. The Company serves approximately 12,000 advertisers through eight regional directories tailored to serve the needs of each of its local exchange markets. The Company also provides an online directory product and other specialized advertising vehicles to its customers.

     Internet - The Company is the second largest provider of Internet access services in Alaska with approximately 47,000 customers. The Company offers dial-up and dedicated digital subscriber line, (“DSL”) Internet access to its customers. The Company is also the only single source provider of advanced IP based private networks in Alaska.

     Interexchange - The Company provides switched and dedicated long distance services to approximately 67,000 customers in Alaska. The traffic from these customers are carried over the Company’s owned or leased facilities.

RESULTS OF OPERATIONS

     Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     All amounts are discussed at the consolidated level after the elimination of intercompany revenue and expense.

     Operating Revenue

     Operating revenue increased $1.3 million, or 1.6%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Cellular and Internet revenue increased compared to the corresponding period of 2001, while local telephone, directory advertising and interexchange revenue decreased compared to the corresponding period of 2001.

Local Telephone

     Local telephone revenue, which consist of local network service, network access revenue and deregulated and other revenue, decreased $1.0 million, or 1.9%, for the three months ended September 30, 2002 compared to the same period in 2001. The following table summarizes the Company’s consolidated local telephone revenue by category.

	Three Months Ended
	September 30,

	2002	2001

	(In Thousands)
Local telephone revenue:
Local network	$24,186	$24,388
Network access	23,862	24,993
Deregulated and other	4,767	4,479

Total local telephone revenue	$52,815	$53,860

     The following table summarizes the Company’s local telephone access lines.

	As of September 30,

	2002	2001

Retail	241,583	266,040
Wholesale	25,074	20,858
Unbundled network elements	60,504	46,268

Total local telephone access lines	327,161	333,166

     The local network service component of local telephone revenue was $24.2 million for the three months ended September 30, 2002 compared with $24.4 million for the three months ended September 30, 2001. Revenue decreased $0.2 million or 0.8% from the prior year. This decrease reflects the impact of competition exacerbated by below cost UNE rates, offset by approximately $1.0 million of rate increases for both retail and UNE local service rates implemented during the fourth quarter of 2001 at ACSA, as discussed below, and approximately $0.6 million in additional feature and service order revenue compared to the prior year.

     The Company believes it is earning less than its required rate of return for local network service in several of its markets and filed local service rate cases for all of its LEC businesses with the RCA on July 2, 2001 aimed at making up this deficiency. Subsequently, in October 2001, the Company filed for interim and refundable local service rates in its Anchorage market in order to expedite a partial recovery of the total revenue deficiency. On November 15, 2001 the RCA approved an interim and refundable rate increase for ACSA of 24% for certain services. This interim and refundable rate increase was implemented in November 2001 and is expected to generate approximately $4.0 to $5.0 million in annual revenue. The Company expects the RCA to hold hearings during 2002 and 2003 and to adjudicate final local service rates during 2003.

     The Company continued to experience loss of retail market share for local network service in its Anchorage, Fairbanks and Juneau service areas during the quarter. Generally, when the Company loses a retail local network service line to a competitor, it continues to provide the line to the competitor on a wholesale basis at reduced revenue per line. Management believes that the continuing loss of market share it has experienced in certain of its markets is partially attributable to below cost interconnection rates mandated by the RCA for UNEs. During the second quarter of 2001, the Company reopened interconnection proceedings for its Anchorage market and filed for an interim and refundable UNE rate increase of approximately $10 per month per loop. On October 25, 2001, the RCA granted ACSA an interim and refundable UNE rate increase of $1.07, increasing the UNE rates from $13.85 to $14.92. The interim and refundable rate increase was implemented in November 2001 and is expected to generate approximately $0.6 million to $0.7 million in annual revenue. The Company expects the RCA to hold hearings during 2002 and 2003 and adjudicate final Anchorage UNE rates during 2003.

     Network access revenue decreased by $1.1 million, or 4.5%, from $25.0 million in 2001 to $23.9 million in 2002. Network access revenue is based on a regulated return on rate base and recovery of allowable expense associated with the origination and termination of toll calls for the Company’s retail and resale customers. The decrease in network access revenue compared to the corresponding period in 2001 is due primarily to a shift from retail and wholesale lines to UNEs. Management expects that network access revenue will decline as a component of local telephone revenue for the foreseeable future.

     Deregulated and other revenue, which increased slightly to $4.8 million compared to $4.5 million in the prior year, consists principally of B&C services, space and power rents, deregulated equipment sales, paystation revenue, regulated directory listing revenue, and other miscellaneous telephone revenue.

     Cellular

     Cellular revenue increased $0.5 million, or 4.1%, to $11.9 million for the three months ended September 30, 2002 compared to $11.4 million for the three months ended September 30, 2001. This increase was due to a growth in average subscribers of 3.4% from 78,666 in 2001 to 81,334 in 2002. The average revenue per unit, or ARPU, increased to $48.78 in 2002 compared to $48.46 during 2001.

     Directory

     Directory revenue decreased slightly to $8.4 million in 2002 from $8.7 million in 2001, but the directory business continued its solid profitable performance. Management expects the growth in directory revenue to slow due to the recent economic uncertainty and its impacts on the advertising and publishing marketplace and as other advertising media, such as the Internet, compete for this business.

     Internet

     Internet revenue increased from $3.6 million in 2001 to $6.4 million in 2002 — an increase of $2.8 million, or 79.2%. This increase is primarily due to revenue associated with the Company’s contract with the State of Alaska and growth in DSL subscribers of 87.7% from 5,884 in 2001 to 11,045 in 2002.

     On December 10, 2001, the Company entered into a five year contract with the State of Alaska to provide a broad range of telecommunications services, many of which will be provided over an IP network owned and operated by ACSI. Services under this contract began to be implemented during the second quarter of 2002 and continued to increase in the third quarter of 2002. The Company anticipates that revenue for this segment will increase in future periods as additional services are added under the contract. The Company anticipates substantial capital investments will be made over the first two years of the contract to support the telecommunications needs of this customer, including $15 to $20 million during 2002, of which it has expended approximately $10.3 million through September 30, 2002.

     Interexchange

     Interexchange revenue decreased from $5.4 million in 2001 to $4.8 million in 2002 — a decrease of $0.6 million, or 10.5%. Long distance subscribers were essentially flat at 67,230 while total minutes of use declined from 49.4 million in 2001 to 38.7 million in 2002.

     Operating Expense

     Operating expense increased $8.1 million, or 11.6%, from $70.3 million for the three months ended September 30, 2001 to $78.4 million for the three months ended September 30, 2002.

     Local Telephone

     The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expense decreased to $28.7 million for the three months ended September 30, 2002 from $29.3 million for the three months ended September 30, 2001. The decrease in local telephone expense was substantially attributable to actions the Company took under a restructuring program adopted during the second quarter of 2002.

     Cellular

     Cellular expense increased $0.8 million, or 12.1%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. This increase is due substantially to an increase in minutes of use from 45.3 million minutes in 2001 to 55.5 million minutes in 2002.

     Directory

     Directory expense decreased $0.2 million from $3.6 million in 2001 to $3.4 million in 2002 as cost of sales declined proportionate to the decline in directory revenue.

     Internet

     Internet expense increased by $3.6 million, or 78.0%, from $4.6 million in 2001 to $8.2 million in 2002. The increase in Internet expense was due principally to start-up expenses associated with commencing services under the State of Alaska telecommunications contract. On December 10, 2001, the Company entered into a five year contract with the State of Alaska to provide a broad range of telecommunications services, many of which will be provided over an IP network or supported by a service center owned and operated by ACSI. The Company anticipates expense for this segment will increase as it provides additional services to the State of Alaska.

     Interexchange

     Interexchange expense increased by $0.1 million, or 1.8%.

     Depreciation and Amortization

     Depreciation and amortization expense increased $2.7 million, or 13.5%, due principally to increases in plant in service for the three months ended September 30, 2002 and the adoption of shorter depreciable lives for certain classes of assets compared to the corresponding period of 2001, offset by ceasing goodwill amortization with the adoption of SFAS No. 142, Goodwill and Intangible Assets on January 1, 2002. Depreciation and amortization expense in 2001 included $1.9 million of goodwill amortization. Under SFAS No. 142, goodwill is no longer amortized but is instead subjected to an annual impairment test.

     Loss on disposal of assets

     The Company recorded a non-cash loss on disposal of assets of $1.8 million during the quarter ended September 30, 2002 as a result of retiring certain assets no longer in use.

     Interest Expense and Interest Income and Other

     Interest expense decreased $1.3 million, or 8.5%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 as a result of market interest rate effects on the Company’s variable interest rate debt. Interest income and other also declined by $0.4 million, or 43.3%, as a result of a lower average invested cash balance and lower market interest rates during 2002 compared to 2001.

     Income Taxes

     The Company has provided a valuation allowance for the full income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999 — the date of the acquisition of substantially all of its operations.

     Discontinued Operations

     On March 30, 2002, the Company’s management approved a plan to offer for sale its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented and the assets and liabilities of the disposal group have been written down as of March 30, 2002 to their fair value, net of expected selling expense. The results of operations of this discontinued segment resulted in a charge to discontinued operations of $0.1 million and $0.5 million for the three months ended September 30, 2002 and 2001, respectively. The Company has fully reserved in the form of a valuation allowance the income tax benefit resulting from this discontinuance incurred during 2002.

     Net loss

     The change in net loss is primarily a result of the factors discussed above.

     Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     All amounts are discussed at the consolidated level after the elimination of intercompany revenue and expense.

     Operating Revenue

     Operating revenue increased $13.1 million, or 5.3%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Local telephone, cellular, directory advertising and Internet all increased compared to the corresponding period of 2001, while interexchange revenue decreased compared to the corresponding period of 2001.

     Local Telephone

     Local telephone revenue, which consists of local network service, network access revenue and deregulated and other revenue, increased $9.1 million, or 5.6%, for the nine months ended September 30, 2002 compared to the same period in 2001. The following table summarizes the Company’s consolidated local telephone revenue by category.

	Nine Months Ended
	September 30,

	2002	2001

	(In Thousands)
Local telephone revenue:
Local network	$74,870	$70,530
Network access	83,827	76,258
Deregulated and other	13,431	16,230

Total local telephone revenue	$172,128	$163,018

     The following table summarizes the Company’s local telephone access lines.

	As of September 30,

	2002	2001

Retail	241,583	266,040
Wholesale	25,074	20,858
Unbundled network elements	60,504	46,268

Total local telephone access lines	327,161	333,166

     The local network service component of local telephone revenue was $74.9 million for the nine months ended September 30, 2002 compared with $70.5 million for the nine months ended September 30, 2001. Revenue increased $4.3 million or 6.2% from the prior year. This increase was due in part to rate increases for both retail and UNE local service rates implemented during the fourth quarter of 2001 at ACSA, as discussed below. The Company also experienced increased cellular local access revenue, directory assistance and service order revenue compared to the prior year, which together accounted for approximately $1.5 million of the increase. Additionally, the Company has improved its collection practices over those in place during the first quarter of 2001, thereby reducing its recorded bad debt expense by $1.3 million. These increases were offset by a decrease in retail lines due to the impact of competition compounded by below cost UNE rates.

     The Company believes it is earning less than its required rate of return for local network service in several of its markets and filed local service rate cases for all of its LEC businesses with the RCA on July 2, 2001 aimed at making up this deficiency. Subsequently, in October 2001, the Company filed for interim and refundable local service rates in its Anchorage market in order to expedite a partial recovery of the total revenue deficiency. On November 15, 2001 the RCA approved an interim and refundable rate increase for ACSA of 24% for certain services. This interim and refundable rate increase was implemented in

November 2001 and is expected to generate approximately $4.0 to $5.0 million in annual revenue. The Company expects the RCA to hold hearings during 2002 and 2003 and to adjudicate final local service rates during 2003.

     The Company continued to experience loss of retail market share for local network service in its Anchorage, Fairbanks and Juneau service areas during the period. Generally, when the Company loses a retail local network service line to a competitor, it continues to provide the line to the competitor on a wholesale basis at reduced revenue per line. Management believes that the continuing loss of market share it has experienced in certain of its markets is partially attributable to below cost interconnection rates mandated by the RCA for UNEs. During the second quarter of 2001, the Company reopened interconnection proceedings for its Anchorage market and filed for an interim and refundable UNE rate increase of approximately $10 per month per loop. On October 25, 2001, the RCA granted ACSA an interim and refundable UNE rate increase of $1.07, increasing the UNE rates from $13.85 to $14.92. The interim and refundable rate increase was implemented in November 2001 and is expected to generate approximately $0.6 million to $0.7 million in annual revenue. The Company expects the RCA to hold hearings during 2002 and 2003 and adjudicate final Anchorage UNE rates during 2003.

     Network access revenue increased by $7.6 million, or 9.9%, from $76.3 million in 2001 to $83.8 million in 2002. Network access revenue is based on a regulated return on rate base and recovery of allowable expense associated with the origination and termination of toll calls for the Company’s retail and resale customers. During the second quarter of 2002, the Company recognized as revenue $11.1 million of previously deferred interstate access revenue related to a dispute on interstate access rates for the Anchorage market based on a favorable ruling by the District of Columbia Court of Appeals. After consideration of the revenue recognized as a result of the favorable ruling by the court, the decrease in network access revenue compared to the corresponding period in 2001 is due primarily to a shift from retail and wholesale lines to UNEs. Management expects that network access revenue will decline as a component of local telephone revenue for the foreseeable future.

     Deregulated and other revenue, which declined $2.8 million, or 17.2% from 2001, consists principally of B&C services, space and power rents, deregulated equipment sales , paystation revenue, regulated directory listing revenue, and other miscellaneous telephone revenue. The decline in deregulated and other revenue was due primarily to a decrease in deregulated equipment sales of approximately $2.5 million. Customer premise equipment (“CPE”) sales tend to fluctuate significantly from quarter to quarter and management believes they have also been impacted by recent economic concerns in the marketplace.

     Cellular

     Cellular revenue increased $0.6 million, or 1.9%, to $32.4 million for the nine months ended September 30, 2002 compared to $31.8 million for the nine months ended September 30, 2001. This increase is due to growth in average subscribers of 4.5% from 77,346 in 2001 to 80,840 in 2002. Average revenue per unit, or ARPU, decreased slightly from $45.69 in 2001 to $44.56 in 2002.

     Directory

     Directory revenue increased by $0.5 million, or 2.1%, from $24.9 million in 2001 to $25.4 million in 2002. This growth reflects improved penetration and revenue per advertiser for the current directory phone book cycles compared with 2001. Management expects the growth in directory revenue to slow due to the recent economic uncertainty and its impacts on the advertising and publishing marketplace and as other advertising media, such as the Internet, compete for this business.

     Internet

     Internet revenue increased from $9.9 million in 2001 to $14.8 million in 2002 — an increase of $4.9 million, or 49.7%. This increase is primarily due to revenue associated with the Company’s contract with the State of Alaska and growth in DSL subscribers of 87.7% from 5,884 in 2001 to 11,045 in 2002.

     On December 10, 2001, the Company entered into a five year contract with the State of Alaska to provide a broad range of telecommunications services, many of which will be provided over an IP network and supported by a service center owned and operated by ACSI. Services under this contract began to be implemented during the second quarter of 2002. The Company anticipates revenue for this segment will increase in future periods as additional services are provisioned under the terms of the contract. The Company anticipates substantial capital investments will be made over the first two years of the contract to support the telecommunications needs of this customer, including $15 to $20 million during 2002, of which it has expended approximately $10.3 million through September 30, 2002.

     Interexchange

     Interexchange revenue decreased from $16.6 million in 2001 to $14.5 million in 2002 — a decrease of $2.1 million, or 12.4%. The decrease was due to a decline in long distance minutes of use from 179.0 million in 2001 to 115.5 million in 2002. Long distance subscribers were flat at 67,230. The decline in minutes of use was due to the Company’s decision to terminate an unlimited $20 per month interstate calling plan, which was marketed as Infinite Minutes, in May of 2001 and increased competition in the marketplace.

     Operating Expense

     Operating expense increased $14.6 million, or 6.9%, from $211.0 million for the nine months ended September 30, 2001 to $225.6 million for the nine months ended September 30, 2002.

     Local Telephone

     The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Depreciation and amortization associated with the operation of the local telephone segment is included in total depreciation and amortization. Local telephone expense increased from $88.6 million for the nine months ended September 30, 2001 to $90.2 million for the nine months ended September 30, 2002. The increase is due substantially to $2.2 million in additional costs incurred during the year related primarily to severance and restructuring charges and rate case expense.

     Cellular

     Cellular expense increased $1.7 million, or 8.9%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This increase is due substantially to an increase in minutes of use from 120.3 million minutes in 2001 to 147.1 million minutes in 2002.

     Directory

     Directory expense decreased $0.1 million from $10.5 million in 2001 to $10.4 million in 2002. As a percent of directory revenue, expense was 42.2% for 2001 compared to 40.8% for 2002. This margin improvement is due to stable fixed costs combined with increasing directory revenue.

     Internet

     Internet expense increased by $9.0 million, or 77.7% from $11.6 million in 2001 to $20.6 million in 2002. The increase in Internet expense was due principally to start-up expenses associated with commencing services under the State of Alaska telecommunications contract. On December 10, 2001, the Company entered into a five year contract with the State of Alaska to provide a broad range of telecommunications services, many of which will be provided over an IP network and supported by a service center owned and operated by ACSI. The Company anticipates expense for this segment will increase as it provides additional services to the State of Alaska.

     Interexchange

     Interexchange expense decreased by $2.6 million, or 11.4%. The majority of this decrease was the result of the decline in long distance minutes of use as discussed under interexchange service revenue.

     Depreciation and Amortization

     Depreciation and amortization expense increased $2.9 million, or 5.0%, due principally to increases in plant in service for the nine months ended September 30, 2002 over the corresponding period of 2001 and the adoption of shorter depreciable lives for certain classes of assets offset by ceasing goodwill amortization with the adoption of SFAS No. 142, Goodwill and Intangible Assets on January 1, 2002. Depreciation and amortization expense in 2001 included $5.8 million of goodwill amortization. Under SFAS No. 142, goodwill is no longer amortized but is instead subjected to an annual impairment test.

     Loss on disposal of assets

     The Company recorded a non-cash loss on disposal of assets of $2.1 million during the nine months ended September 30, 2002 as a result of retiring certain assets no longer in use.

     Interest Expense and Interest Income and Other

     Interest expense decreased $7.5 million, or 16.2%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, principally as a result of market effects on the Company’s variable interest rate debt. In addition, during the second quarter of 2002, the Company reversed previously accrued interest expense of $1.7 million as a result of a favorable ruling by the District of Columbia Court of Appeals related to a dispute on interstate access rates for the Anchorage market. Interest income and other also declined by $1.2 million, or 42.8%, as a result of a lower average invested cash balance and lower market interest rates during 2002 compared to 2001.

     Income Taxes

     The Company has provided a valuation allowance for the full income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999 — the date of the acquisition of substantially all of its operations.

     Discontinued Operations

     On March 30, 2002, the Company’s management approved a plan to offer for sale its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented and the assets and liabilities of the disposal group have been written down as of March 30, 2002 to their fair value, net of expected selling expense. The write down and results of operations of this discontinued segment resulted in a charge to discontinued operations of $7.5 million and $1.3 million for the periods ended September 30, 2002 and 2001, respectively. The Company has fully reserved in the form of a valuation allowance the income tax benefit of this discontinuance.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has satisfied its operational and capital cash requirements primarily through internally generated funds, the sale of stock and debt financing. For the nine months ended September 30, 2002 the Company’s cash flows from operating activities were $48.3 million. At September 30, 2002, the Company had approximately $20.0 million in net working capital. As of September 30, 2002 the Company had $75.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

     The Company has outstanding a $430.7 million bank credit agreement (“Senior Credit Facility”), $150.0 million in 9.375% senior subordinated notes due 2009 and $17.3 million in 13% senior discount debentures due 2011, representing substantially all of the Company’s long-term debt of $606.4 million as of September 30, 2002. Interest on the Company’s senior subordinated notes and senior discount debentures is payable semiannually. Interest on borrowings under the Senior Credit Facility is payable monthly, quarterly or semi-annually at the Company’s option. The Senior Credit Facility requires 1% annual principal payments that commenced on May 14, 2002, with balloon payments in each of 2006, 2007, and 2008. The Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends, and requires the Company to achieve certain financial ratios. The Company is in compliance with all of its debt covenants. During the second quarter, the Company’s lenders approved an amendment to its Senior Credit Facility that, among other things, permits the Company to repurchase up to $15 million of its outstanding common stock over the term of the Senior Credit Facility.

     The Company employs an interest rate hedge transaction, which fixes at 5.99% the underlying variable rate on $217.5 million of the borrowings under the Senior Credit Facility, expiring in June 2004. The underlying variable rate for the Senior Credit Facility is based on the London Interbank Offer Rate (“LIBOR”), which is adjusted at each monthly, quarterly or semi-annual rollover date.

     On July 15, 2002 the Company fulfilled a commitment to Neptune Communications, L.L.C. (“Neptune”) to provide to that party a loan in the form of an unsecured note receivable totaling $15 million in return for certain consideration. The note bears interest at the applicable federal rate, which was 5.61% at the date of issuance, and matures on July 15, 2022. Interest is payable semiannually, but the borrower may elect to add the interest to the principal in lieu of cash payments. The commitment was funded with cash on hand. In connection with this note, Neptune has granted the Company an option to purchase certain network assets of Neptune, no later than January 2, 2006 at a price equal to the then outstanding loan balance. The Company has also entered into a strategic agreement with Neptune for the life of the fiber option cable system owned by Neptune. The significant provisions of this agreement are: i) purchase commitments by the Company for capacity in 2005 and 2007, the final price and quantity of which are subject to future events, ii) Neptune’s restoration of the Company’s traffic carried on another cable system, iii) and specific interconnection arrangements between the Company and Neptune, should the Company exercise its option to purchase certain network assets from Neptune.

     The local telephone network requires the timely maintenance of plant and infrastructure. The Company’s historical capital expenditures have been significant. The construction and geographic expansion of the Company’s cellular network has required significant capital. The implementation of the Company’s interexchange network and data services strategy is also capital intensive. In 1999, the Company purchased fiber capacity for $19.5 million, which was funded with monies borrowed to finance the 1999 acquisitions. Capital expenditures for 2000 were $72.3 million, including $3.2 million in capital leases. Capital expenditures for 2001 were $87.6 million, including $19.5 million for additional fiber capacity and $15 million for an IP based network and service center. The Company anticipates capital spending for 2002 of approximately $75 million, including approximately $15 to $20 million necessary to meet its obligations under a contract with the State of Alaska and approximately $7 million for the first phase of its buildout of PCS licenses. The Company intends to fund its future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under the revolving credit facility.

     The Company’s capital requirements may change due to, among other things: impacts of regulatory decisions that affect the Company’s ability to recover its investments, changes in technology, the effects of competition, changes in the Company’s business strategy, and the Company’s decision to pursue specific acquisition opportunities.

     The Company believes that it will have sufficient working capital provided by operations and available borrowing capacity under the existing revolving credit facility to service its debt and fund its operations, capital expenditures and other obligations over the next 12 months. The Company’s ability to service its debt and fund its operations, capital expenditures and other obligations will be dependent upon its future financial performance, which is, in turn, subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond the Company’s control.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, long-lived assets, income taxes and network access revenue reserves. Actual results may differ from those estimates.

     Access revenue is recognized when earned. The Company participates in toll revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access service revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as refined operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. During the second quarter of 2002, the Company recognized as revenue $11.1 million of previously deferred interstate access revenue and reversed $1.7 million of interest expense previously accrued thereon as a result of a favorable ruling by the District of Columbia Court of Appeals related to a dispute on interstate access rates for the Anchorage market. At September 30, 2002, the Company had recorded liabilities of $20.7 million related to potentially refundable access revenue.

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. The cumulative valuation allowance against deferred tax assets was $66.2 million as of September 30, 2002.

     The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. Historically, lives approved for regulatory purposes have approximated economically useful lives. On July 21, 2002, the Company received an order from the Regulatory Commission of Alaska which appears to extend lives approved for rate-making purposes beyond the economically useful lives of the underlying assets. Management is awaiting further clarification from the RCA necessary to evaluate the effects of this order on the financial statements of the Company. As of September 30, 2002 the Company has deferred as a regulatory asset $0.9 million of costs incurred in connection with regulatory rate making proceedings, which will be amortized in future periods. If the Company were not following SFAS 71, these costs would have been charged to expense as incurred.

OUTLOOK

     The Company expects that, overall, the demand for telecommunications services in Alaska to grow, particularly as a result of:

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

     The telecommunications industry is extremely competitive, and the Company expects competition to intensify in the future. As an ILEC, the Company faces competition mainly from resellers, local providers who lease its UNEs and, to a lesser degree, from facilities-based providers of local telephone services. In addition, as a result of the RCA’s recent affirmation of the APUC’s termination of the Company’s rural exemptions, the Company may be required to provide interconnection elements and/or wholesale discounted services to competitors in all or some of its rural service areas. Moreover, while cellular telephone services have historically complemented traditional LEC services, the Company anticipates that existing and emerging wireless technologies may increasingly compete with LEC services. In cellular services, the Company currently competes with at least one other cellular provider in each of its cellular service areas. In the interexchange market, the Company currently has less than 10% of total revenue in Alaska and faces competition from the two major interexchange providers in Alaska. In the highly competitive business for Internet access services, the Company currently competes with a number of established online service companies, interexchange carriers and cable companies.

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

     On December 10, 2001, the Company entered into a material contract with the State of Alaska to provide it with comprehensive telecommunications services. The Company expects that this contract will generate approximately $92 million in revenue over its term, including an estimated $10 million in 2002. The contract also obligates the Company to provide customer premise and other capital assets to the state estimated to require an investment of $25 to $30 million over the term of the agreement, including $15 to $20 million during 2002, of which it has expended approximately $10.3 million through September 30, 2002.

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

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-14(c) and 15d-14(c)) under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures are effective.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

     Changes in internal controls

     There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     As previously reported, the Company filed a formal appeal of the RCA’s order terminating the rural exemption for Fairbanks, Juneau and the rural communities in the Glacier State study area on November 10, 1999. This matter has been fully briefed and is currently pending before the Alaska Supreme Court.

     General Communication, Inc. (“GCI”), requested a new interconnection agreement for the rural communities in ACSN’s Glacier State study area on November 29, 2001. On April 5, 2002, ACSN filed a complaint seeking a declaratory ruling from the federal district court in Alaska that it had satisfied its statutory obligation to arbitrate an interconnection agreement for this area for the remainder of the term of the existing agreement. On August 21, 2002, the federal district court dismissed the complaint on the grounds the dispute was not yet ripe. Shortly thereafter, the RCA ordered ACSN to proceed with arbitration. ACSN intends to comply with RCA orders. Nevertheless, on October 21, 2002, ACSN filed a new complaint in federal district court seeking an injunction against further RCA action during the term of its existing agreement with GCI.

     The Company completed the hearing for Phase I (revenue requirements) of its rate cases for all its local exchange companies in March 2002. The RCA issued a decision regarding depreciation on June 6, 2002 that arguably extended the Company’s asset lives beyond the time period for which they will be economically useful. The Company sought clarification and reconsideration of the June 6, 2002 order. On July 21, 2002, the RCA clarified that it intended to choose service lives without any regard for the resulting low depreciation rates and confirmed its decisions. The Company is seeking further relief from this Order and is awaiting RCA action. Once the LEC revenue requirements are adjudicated, Phase II (cost of service and rate design) proceedings will commence. The Company intends to vigorously pursue these matters in the coming months but does not expect final rates to be decided or implemented this year.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On December 3, 1999 the Company registered 6,021,489 shares under various employee and non-employee stock option plans and an employee stock purchase plan (File # 333-92091) on Form S-8 under the Securities Act of 1933. As of October 25, 2002, 3,653,291 option grants are outstanding under the employee stock option plans and 441,305 options have been exercised and converted into shares of the Company’s common stock. As of October 25, 2002, 92,089 shares have been awarded under the non-employee stock plan, of which 61,344 were elected to be deferred. As of October 25, 2002, 270,363 shares have been issued under the employee stock purchase plan. See Note 6, “Stock Incentive Plans” to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements for further discussion.

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

     No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2002	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC

/s/ Charles E. Robinson Charles E. Robinson Chief Executive Officer and Chairman of the Board

/s/ Wesley E. Carson Wesley E. Carson President and Chief Administrative Officer

/s/ Kevin P. Hemenway Kevin P. Hemenway Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

Form of Sarbanes-Oxley Section 302(a) Certification

I, Charles E. Robinson, Chief Executive Officer of Alaska Communications Systems Group, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alaska Communications Systems Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002	/s/ Charles E. Robinson Charles E. Robinson Chief Executive Officer and Chairman of the Board Alaska Communications Systems Group, Inc.

Form of Sarbanes-Oxley Section 302(a) Certification

I, Kevin P. Hemenway, Chief Financial Officer of Alaska Communications Systems Group, Inc, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alaska Communications Systems Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002	/s/ Kevin P. Hemenway Kevin P. Hemenway Senior Vice President and Chief Financial Officer Alaska Communications Systems Group, Inc.