Form 10-Q
period 2003-06-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2003-07-31
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to

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

Yes ☐         No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant’s Common Stock, as of July 30, 2003 was 29,765,303.

DOCUMENTS INCORPORATED BY REFERENCE
None

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Balance Sheets
(Unaudited, In Thousands Except Per Share Amounts)

	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$64,560	$18,565
Restricted cash	110	3,440
Accounts receivable-trade, net of allowance of $5,407 and $6,075	46,032	48,820
Materials and supplies	11,603	11,203
Prepayments and other current assets	5,753	6,172
Assets held for sale	—	261

Total current assets	128,058	88,461
Investment	1,097	—
Property, plant and equipment	1,100,073	1,090,365
Less: accumulated depreciation	662,128	625,276

Property, plant and equipment, net	437,945	465,089
Goodwill	38,403	77,225
Intangible assets	22,804	23,269
Debt issuance costs, net of amortization of $21,705 and $16,365	16,189	21,529
Deferred charges and other assets	25,850	26,047

Total assets	$670,346	$701,620

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$4,625	$5,649
Accounts payable-affiliates	3,524	1,319
Accounts payable, accrued and other current liabilities	41,773	49,796
Advance billings and customer deposits	9,146	9,804

Total current liabilities	59,068	66,568
Long-term obligations, net of current portion	492,539	602,114
Other deferred credits and long-term liabilities	30,961	32,930
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, no par, 5,000 authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 145,000 shares authorized, 33,568 and 33,481 shares issued and 29,956 and 30,745 outstanding, respectively	336	334
Treasury stock, 3,612 and 2,737 shares, respectively, at cost	(14,224)	(12,082)
Paid in capital in excess of par value	277,945	277,810
Accumulated deficit	(161,033)	(247,168)
Accumulated other comprehensive loss	(15,246)	(18,886)

Total stockholders’ equity	87,778	8

Total liabilities and stockholders’ equity	$670,346	$701,620

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Operations
(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Operating revenue:
Local telephone	$55,210	$63,991	$109,211	$119,313
Wireless	11,947	11,162	22,277	20,517
Directory	3,353	8,381	11,631	17,022
Internet	9,037	4,551	16,193	8,393
Interexchange	5,239	4,820	10,005	9,670

Total operating revenue	84,786	92,905	169,317	174,915
Operating expense:
Local telephone (exclusive of depreciation and amortization)	27,487	32,571	55,334	61,569
Wireless (exclusive of depreciation and amortization)	7,019	7,069	13,583	13,111
Directory (exclusive of depreciation and amortization)	1,800	3,532	5,249	6,958
Internet (exclusive of depreciation and amortization)	13,050	7,317	23,186	12,445
Interexchange (exclusive of depreciation and amortization)	7,124	6,997	13,713	13,612
Depreciation and amortization	22,091	19,973	44,691	39,232

Total operating expense	78,571	77,459	155,756	146,927
Gain (loss) on disposal of assets	97,285	(273)	96,539	(273)

Operating income	103,500	15,173	110,100	27,715
Other income (expense):
Interest expense	(15,563)	(11,620)	(28,892)	(25,006)
Interest income and other	4,787	548	4,979	1,048

Total other expense	(10,776)	(11,072)	(23,913)	(23,958)

Income before income taxes, discontinued operations and cumulative effect of change in accounting principle	92,724	4,101	86,187	3,757
Income taxes	—	—	—	—

Income from continuing operations	92,724	4,101	86,187	3,757
Loss from discontinued operations	—	(515)	(52)	(7,387)

Income (loss) before cumulative effect of change in accounting principle	92,724	3,586	86,135	(3,630)
Cumulative effect of change in accounting principle	—	—	—	(105,350)

Net income (loss)	$92,724	$3,586	$86,135	$(108,980)

Net income (loss) per share - basic and diluted:
Income from continuing operations	$3.08	$0.13	$2.84	$0.12
Loss from discontinued operations	—	(0.02)	—	(0.23)
Cumulative effect of change in accounting principle	—	—	—	(3.32)

Net income (loss)	$3.08	$0.11	$2.84	$(3.43)

Weighted average shares outstanding:
Basic	30,095	31,767	30,373	31,755

Diluted	30,095	31,808	30,373	31,775

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2003 and 2002
(Unaudited, In Thousands Except Share Amounts)

			Paid in		Accumulated
			Capital in		Other
	Common	Treasury	Excess of	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Par	Deficit	Loss	Equity

Balance, December 31, 2001	$332	$(9,735)	$276,840	$(61,921)	$(13,829)	$191,687
Components of Comprehensive loss:
Net loss	—	—	—	(108,980)	—	(108,980)
Interest rate swap marked to market	—	—	—	—	(577)	(577)

Total comprehensive loss						(109,557)
Issuance of 132,920 shares of common stock, $.01 par	2	—	698	—	—	700

Balance, June 30, 2002	$334	$(9,735)	$277,538	$(170,901)	$(14,406)	$82,830

Balance, December 31, 2002	$334	$(12,082)	$277,810	$(247,168)	$(18,886)	$8
Components of Comprehensive income:
Net income	—	—	—	86,135	—	86,135
Interest rate swap marked to market	—	—	—	—	3,640	3,640

Total comprehensive income						89,775
Issuance of 87 shares of common stock, $.01 par	2	—	135	—	—	137
Purchase of 875 shares of treasury stock	—	(2,142)	—	—	—	(2,142)

Balance, June 30, 2003	$336	$(14,224)	$277,945	$(161,033)	$(15,246)	$87,778

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended
	June 30,

	2003	2002

Cash Flows from Operating Activities:
Net income (loss)	$86,135	$(108,980)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on discontinued operations	52	7,387
Cumulative effect of change in accounting principle	—	105,350
Depreciation and amortization	44,691	39,232
Loss (gain) on disposal of assets	(96,539)	273
Amortization of debt issuance costs and original issue discount	5,480	2,243
Capitalized interest	(92)	(767)
Other deferred credits	1,671	(1,891)
Changes in components of working capital:
Accounts receivable and other current assets	2,730	(7,221)
Accounts payable and other current liabilities	(9,105)	(9,750)
Other	(122)	98
Net cash used by discontinued operations	(41)	(477)

Net cash provided by operating activities	34,860	25,497
Cash Flows from Investing Activities:
Construction and capital expenditures, net of capitalized interest	(15,211)	(31,975)
Net proceeds from sale of business	138,091	—
Release of funds from escrow	3,539	—
Placement of funds in restricted account	(200)	—

Net cash provided (used) by investing activities	126,219	(31,975)
Cash Flows from Financing Activities:
Payments on long-term debt	(113,079)	(6,640)
Purchase of treasury stock	(2,142)	—
Issuance of common stock	137	700

Net cash used by financing activities	(115,084)	(5,940)
Increase (decrease) in cash and cash equivalents	45,995	(12,418)
Cash and cash equivalents at beginning of the period	18,565	41,012

Cash and cash equivalents at the end of the period	$64,560	$28,594

Supplemental Cash Flow Data:
Interest paid	$24,987	$26,039
Income taxes paid	—	—
Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$2,340	$2,306
Interest rate swap marked to market	$(3,640)	$577

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements
(Unaudited, Amounts In Thousands Except Per Share Amounts)

1.    DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Alaska Communications Systems Group, Inc. and Subsidiaries (the “Company” or “ACS Group”), a Delaware corporation, is an integrated communications provider engaged principally in providing local telephone, wireless, Internet, and interexchange services to its customers in the state of Alaska through its telecommunications subsidiaries. The Company was formed in October of 1998 for the purpose of acquiring and operating telecommunications properties.

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

          On May 8, 2003, the Company completed the sale of a majority interest in its directory business, as described in Note 4, Gain on Disposal of Assets.

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

          In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.

          Revenue Recognition

          Access revenue is recognized when earned. The Company participates in toll revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska (“RCA”) within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. During the second quarter of 2002, the Company recognized as revenue $11,066 of previously deferred interstate access revenue and reversed $1,673 of interest expense previously accrued thereon as a result of a favorable ruling by the District of Columbia Court of Appeals related to a dispute on interstate access rates for the Anchorage market. At June 30, 2003 and 2002, the Company had liabilities of $15,423 and $20,656, respectively, related to its estimate of refundable access revenue.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

1.    DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Regulatory Accounting and Regulation

          The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. Historically, lives approved for regulatory purposes have approximated economically useful lives. On July 22, 2002, the Company received an order from the RCA which extended lives approved for ratemaking purposes beyond the economically useful lives of the underlying assets. Management petitioned for reconsideration on the ACSA order and the RCA has accepted additional testimony and held a hearing in May of 2003. A final order on the matter is not expected until the second half of 2003. The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $5,466 as of June 30, 2003 related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. The Company has also deferred as a regulatory asset $894 of costs incurred in connection with regulatory rate making proceedings, which is being amortized over three years starting in 2003. The balance of this regulatory asset was $745 at June 30, 2003. If the Company were not following SFAS No. 71, it would have recorded additional depreciation expense of $5,466 for the intrastate and local jurisdictions and the deferred costs incurred in connection with regulatory rate making proceedings would have been charged to expense as incurred. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles.

Stock Incentive Plans

          The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock incentive plans. Accordingly, no compensation cost has been recognized for options with exercise prices equal to or greater than fair value on the date of grant. No compensation costs were charged to operations for the six months ended June 30, 2003 or 2002. If compensation costs had been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and net income (loss) per share on a pro forma basis for the six months ended June 30, 2003 and 2002 would have been as follows:

	For the six months ended June 30,
	2003	2002

Net income (loss):
As reported	$86,135	$(108,980)
Pro forma	86,214	(109,862)
Net income (loss) per share - basic and diluted:
As reported	$2.84	$(3.43)
Pro forma	2.84	(3.46)

          The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants:

	2003	2002

Risk free rate	2.56%	4.13%
Dividend yield	0.0%	0.0%
Expected volatility factor	65.7%	54.0%
Expected option life (years)	6.1	6.1

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

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

          In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that companies recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company’s adoption of this statement did not have a material impact on its financial position, results of operations, or cash flows.

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

          On April 30, 2003, FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not believe the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

2.    NEW ACCOUNTING STANDARDS (Continued)

          On May 15, 2003, FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The new Statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has no effect on the Company’s financial position, results of operations or cash flows.

          In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no effect on the Company’s financial position, results of operations or cash flows.

          In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 defines variable interest entities as those entities with a business purpose that either do not have any equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements are effective for all variable interest entities created after January 31, 2003, and to pre-existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements are effective for financial statements issued after January 31, 2003. The adoption of FIN 46 has no effect on the Company’s financial position, results of operations or cash flows.

3.    LONG-TERM OBLIGATIONS

          During the first quarter of 2003, the Company’s lenders approved an amendment and waiver to its Senior Credit Facility that, among other things, permitted the Company to sell its directory business and required that in the event the sale was completed, 75% of proceeds would be used to repay outstanding Senior Credit Facility term loans. This amendment and waiver became effective on May 8, 2003, and on May 13, 2003, the Company paid down $106,650 of the outstanding Senior Credit Facility term loans. Long-term obligations consists of the following at June 30, 2003 and December 31, 2002:

	2003	2002

Senior credit facility term loan - tranche A	$105,727	$148,500
Senior credit facility term loan - tranche B	113,158	148,500
Senior credit facility term loan - tranche C	101,842	133,650
9 3/8% senior subordinated notes due 2009	150,000	150,000
13% senior discount debentures due 2011	17,313	17,313
Original issue discount - 13% senior discount debentures due 2011	(2,240)	(2,381)
Capital leases and other long-term obligations	11,364	12,181

	497,164	607,763
Less current portion	4,625	5,649

Long-term obligations, net of current portion	$492,539	$602,114

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

3.    LONG-TERM OBLIGATIONS (Continued)

          The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to June 30, 2003 are as follows:

2003 (July 1-December 31)	$586
2004 (January 1 - December 31)	4,693
2005 (January 1 - December 31)	3,894
2006 (January 1 - December 31)	106,471
2007 (January 1 - December 31)	111,501
Thereafter	270,019

$497,164

4.    GAIN ON DISPOSAL OF ASSETS

          On April 28, 2003, the Company entered into an underwriting agreement with a syndicate of Canadian investment banks to complete the sale of a majority interest in the newly formed ACS Media, LLC (the “Directories Business”). The Company subsequently filed on April 29, 2003, a final prospectus with Canadian securities regulators to sell a majority interest in its Directories Business in a public offering in Canada to the ACS Media Income Fund (the “Fund”), which is a Canadian income fund. The offering was sponsored by the Company. The transaction closed on May 8, 2003, with the Company selling an 87.42% interest and retaining a 12.58% interest in the Directories Business. The Company is accounting for its 12.58% interest in the Directories Business under the equity method.

          The Fund sold 17,500 units on May 8, 2003 for net proceeds of $110,435, after deducting its underwriters’ fees and transaction expenses of $10,246. The Fund’s net proceeds were used to acquire from the Company an 87.42% interest in the Directories Business. The Company received net proceeds of $105,059 after deducting its fees and expenses associated with the Transaction of $5,376.

          The Company entered into an arrangement with the Metropolitan Life Insurance Company (MetLife) to provide a credit facility to its Directories Business on May 8, 2003 immediately prior to the sale of its Directories Business to the Fund. The Directories Business then drew $35,000 of term loans against the facility, using $1,468 to pay fees and expenses related to the debt issuance and $87 to prepay an annual agency fee to MetLife. Of the $33,445 in net cash proceeds, $413 was deposited into the Directories Business as cash working capital and $33,032 was distributed to the Company as a dividend. The credit facility is non-recourse to the Company.

          The Company’s retained 12.58% minority interest was recorded at an initial book value of $1,077 representing the pro-rata retained ownership at historical book value. The Company’s retained 12.58% interest in ACS Media LLC is subject to an exchange rights agreement that permits its conversion to units of the Fund after the expiration of a 90 day lockup period. Units of the Fund are traded on the Toronto Stock Exchange under the symbol AYP.UN. The Company can sell its exchanged units to a qualified investor or investors in a private placement transaction or offer them in a secondary public offering at its option after the expiration of a 180 day lockup agreement that expires on November 4, 2003 with the underwriters of the Fund’s offering in Canada.

          The Company realized a gain on foreign exchange of $4,104 as a result of currency fluctuation from April 28, 2003, the date the underwriting and investment agreements were executed, to May 8, 2003, the date the offering closed and the transaction was consummated. The foreign exchange gain is included in Interest and other income in the Consolidated Statement of Operations. The Company recognized a gain on disposition of $97,578 on a pre-tax basis, exclusive of the $4,104 exchange gain. The income tax expense associated with the gain on disposition of $40,114 was offset by a reduction in the valuation allowance that had been established for the tax benefit of prior net operating losses.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

4.    GAIN ON DISPOSAL OF ASSETS (Continued)

          The following table indicates the Company’s basis in assets sold to and liabilities assumed by the Fund and its retained interest in ACS Media LLC.

Net proceeds of the Transaction	$105,059

Basis in directories business sold:
Assets sold to the Fund:
Current assets	$4,214
Property, plant and equipment, net	90
Goodwill	38,821
Debt issue costs	1,468
Current liabilities	(1,035)
Long-term debt	(35,000)

Basis of Directories Business	8,558
Equity in minority interest retained	1,077

Basis in net assets sold to the Fund	$7,481

Gain on sale of Directories Business	$97,578

          The Company has entered into several long-term contracts with the Directories Business, including a 50-year publishing agreement, a 50-year license agreement, a 45-year non-compete agreement, and a 10-year billing and collection agreement. The Company will also maintain minority representation through up to three Managers of the permitted nine Managers of ACS Media LLC so long as it owns an interest of 10% or more in the Directories Business. Currently, Charles E. Robinson, the Company’s Chairman and CEO, and W. Dexter Paine, III, and Wray T. Thorn, both Directors of the Company and employees of Fox Paine & Company, the Company’s majority shareholder, are Managers of ACS Media LLC.

5.    DISCONTINUED OPERATIONS

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

          The following discloses the results of the discontinued operations for the six months ended June 30, 2003 and 2002:

	Six Months Ended June 30,
	2003	2002

Operating revenue	$110	425
Operating expense	162	720

Operating loss	(52)	(295)
Interest expense	—	(32)

Loss from operations of discontinued segment	(52)	(327)
Write down of net assets to fair value	—	(7,060)

Loss from discontinued operations	$(52)	$(7,387)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

6. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

          Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. The second step of the goodwill impairment test compares the implied fair value goodwill of the reporting unit with the carrying amount of that goodwill. The implied fair value of a reporting unit’s goodwill is the excess of the fair value of a reporting unit over the amounts assigned to assets and liabilities. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

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

7. STOCK INCENTIVE PLANS

          Under various plans, ACS Group, through the Compensation Committee of the Board of Directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At June 30, 2003, ACS Group has reserved a total of 6,060 shares of authorized common stock for issuance under the plans. The plans terminate in approximately 10 years from the date of adoption and allow forfeited options to be reissued. In general, options under the plans vest ratably over three, four or five years and will have an exercise price equal to the fair market value of the common stock on the date of grant. The term of options granted under the plan may not exceed 10 years.

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

          ACS Group has reserved 4,910 shares under this plan, which was adopted by the Company in November 1999. At June 30 2003, 5,712 options have been granted, 2,420 have been forfeited, 441 have been exercised, and 1,618 shares are available for grant under the plan.

Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

          The non-employee director stock compensation plan was adopted by ACS Group in November 1999. ACS Group has reserved 150 shares under this plan. At June 30, 2003, 110 shares have been awarded and 40 shares are available for grant under the plan. Prior to 2003, directors were required to receive not less than 25% of their annual retainer and meeting fees in the form of ACS Group’s stock, and may have elected to receive up to 100% of director’s compensation in the form of stock. Starting in 2003, directors no longer have the option of receiving stock and receive all of their annual retainer and meeting fees in cash.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

7. STOCK INCENTIVE PLANS (Continued)

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

          This plan was also adopted by ACS Group in November 1999. ACS Group has reserved 1,000 shares under this plan. At June 30, 2003, 547 shares are available for issuance and sale. On June 30, 2003, 87 shares were issued under the plan. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

8. BUSINESS SEGMENTS

          The Company has four reportable segments: local telephone, wireless, Internet and interexchange. Local telephone provides landline telecommunications services, and consists of local telephone service, network access and deregulated and other revenue; wireless provides wireless telecommunications service; Internet provides Internet service and advanced IP based private networks; and interexchange provides switched and dedicated long distance services. Each reportable segment is a strategic business under separate management and offering different services than those offered by the other segments. The Company evaluates the performance of its segments based on operating income (loss).

          Previously, the Company reported its Directories Business as a separate segment. As discussed in Note 4, the Company sold an 87.42% interest in its Directories Business during the second quarter of 2003 and is no longer directly engaged in day-to-day management of that business. Therefore, the Directories Business no longer constitutes a reportable segment. Accordingly, the historical operating results for the Directories Business are included in “All Other” in the accompanying tables.

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

          The following table illustrates selected financial data for each segment as of and for the six months ended June 30, 2003:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total

Operating revenue	$109,211	$22,318	$16,193	$15,197	$24,239	$(17,841)	$169,317
Depreciation and amortization	28,738	2,929	4,832	1,117	7,075	—	44,691
Operating income (loss)	14,438	1,764	(14,845)	(197)	108,949	(9)	110,100
Interest expense	279	2	67	148	28,396	—	28,892
Interest income	1	—	—	—	596	—	597
Equity in earnings of minority investments	—	—	—	—	303	—	303
Income tax provision (benefit)	5,881	724	—	—	(6,605)	—	—
Income (loss) from continuing operations	8,279	1,038	(14,912)	(345)	92,136	(9)	86,187
Total assets	473,666	75,737	(43,196)	(1,408)	165,547	—	670,346
Capital expenditures	8,728	542	3,250	10	5,021	—	17,551

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

8. BUSINESS SEGMENTS (Continued)

          Operating revenue disclosed above includes intersegment operating revenue of $12,692 for local telephone, $ 883 for wireless, $6,863 for interexchange and $13,101 for all other. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.

          The following table illustrates selected financial data for each segment as of and for the six months ended June 30, 2002:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total

Operating revenue	$119,313	$20,536	$8,393	$14,638	$26,918	$(14,883)	$174,915
Depreciation and amortization	27,475	2,755	2,974	1,138	4,890	—	39,232
Operating income (loss)	22,945	1,926	(9,932)	(566)	13,379	(37)	27,715
Interest expense	809	(2)	(55)	(151)	(25,607)	—	(25,006)
Interest income	1	1	—	—	1,169	—	1,171
Income tax provision (benefit)	9,571	796	—	—	(10,367)	—	—
Income (loss) from continuing operations	14,184	1,133	(9,987)	(717)	(819)	(37)	3,757
Total assets	612,778	99,884	(8,626)	19,467	53,038	—	776,541
Capital expenditures	13,295	5,111	10,099	—	5,776	—	34,281

          Operating revenue disclosed above include intersegment operating revenue of $11,323 for local telephone, $881 for wireless, $6,809 for interexchange and $10,598 for all other. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.

          The following table illustrates selected financial data for each segment as of and for the three months ended June 30, 2003:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total

Operating revenue	$55,210	$11,965	$9,037	$8,358	$9,640	$(9,424)	$84,786
Depreciation and amortization	14,046	1,484	2,422	562	3,577	—	22,091
Operating income (loss)	8,112	1,735	(8,392)	378	101,667	—	103,500
Interest expense	143	1	33	74	15,312	—	15,563
Interest income	—	—	—	—	351	—	351
Equity in earnings of minority investments	—	—	—	—	303	—	303
Income tax provision (benefit)	3,374	720	—	—	(4,094)	—	—
Income (loss) from continuing operations	4,595	1,014	(8,425)	304	95,236	—	92,724
Total assets	473,751	76,000	(42,877)	(1,153)	164,625	—	670,346
Capital expenditures	4,734	421	2,018	2	1,922	—	9,097

          Operating revenue disclosed above includes intersegment operating revenue of $7,329 for local telephone, $470 for wireless, $3,990 for interexchange and $6,430 for all other. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.

          The following table illustrates selected financial data for each segment as of and for the three months ended June 30, 2002:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total

Operating revenue	$63,991	$11,172	$4,551	$7,504	$13,436	$(7,749)	$92,905
Depreciation and amortization	13,794	1,390	1,721	564	2,504	—	19,973
Operating income (loss)	14,356	1,169	(6,068)	(287)	6,018	(15)	15,173
Interest expense	1,242	(1)	(48)	(76)	(12,737)	—	(11,620)
Interest income	—	1	—	—	606	—	607
Income tax provision (benefit)	6,882	502	—	—	(7,384)	—	—
Income (loss) from continuing operations	8,716	668	(6,116)	(363)	1,211	(15)	4,101
Total assets	614,735	100,652	(8,353)	18,761	50,746	—	776,541
Capital expenditures	7,325	4,156	6,973	—	2,581	—	21,035

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

8. BUSINESS SEGMENTS (Continued)

          Operating revenue disclosed above include intersegment operating revenue of $5,947 for local telephone, $477 for wireless, $351 for directory, $3,611 for interexchange and $5,055 for all other. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.

9. RELATED PARTY TRANSACTIONS

          On April 17, 2001, the Company issued an interest bearing note receivable to an officer totaling $328. The note bore interest at the Mid-Term Applicable Federal Rate and was due on April 15, 2005. The note was secured by a pledge of 100 shares of ACS Group’s stock held in the officer’s name. In accordance with an addendum to the officer’s employment agreement dated May 3, 2001, the loan was to be forgiven ratably over a three year period ending April 16, 2004. Accordingly, $114 was forgiven on April 16, 2002 and recognized as compensation expense. Upon the closing of the sale of the Company’s Directories Business on May 8, 2003 for which the officer received a fee of $840, he waived certain rights under his employment agreement, including the forgiveness terms of this indebtedness that would have occurred during 2003 and 2004. On May 8, 2003, the officer paid off the note balance of $238, including accrued interest.

          Fox Paine & Company, the majority stockholder, receives an annual management fee in the amount of one percent of the Company’s net income before interest expense, income taxes and depreciation and amortization, calculated without regard to the fee. The management fee expense for the six months ended June 30, 2003 and 2002 was $571 and $656, respectively.

          The board of directors approved the payment of a fee equal to 1% of the gross proceeds generated from the sale of the Company’s Directories Business to Fox Paine & Company upon closing such sale, plus expenses in connection with such transaction, including the reimbursement by the Company of the $250 consulting fee and transaction bonus paid to an officer under the agreement described below. The Company paid Fox Paine & Company $2,095 on May 8, 2003.

          Fox Paine & Company entered into a consulting agreement with an officer of the Company for services rendered for the benefit of the Company related to the sale of the Company’s Directories Business. Under this agreement, the officer was paid a lump sum consulting fee and transaction bonus of $250 in May 2003. As described above, Fox Paine & Company was reimbursed for this expense.

          As previously described, the Company has entered into several long-term contracts with ACS Media LLC, including a 50-year publishing agreement, a 50-year license agreement, a 45-year non-compete agreement, and a 10-year billing and collection agreement. At June 30, 2003, the Company had recorded in accounts payable — affiliates $2,933 due to ACS Media, LLC under these contracts, primarily under the billing and collection agreement. The Company will also maintain minority representation through up to three Managers of the permitted nine Managers of ACS Media LLC as long as it owns an interest of 10% or more. Currently, Charles E. Robinson, the Company’s Chairman and CEO, and W. Dexter Paine, III and Wray T. Thorn, both Directors of the Company and employees of Fox Paine & Company, the Company’s majority shareholder, are Managers of ACS Media LLC.

10. SEVERANCE AND RESTRUCTURING CHARGES

          In June 2002, the Company adopted a restructuring plan and recorded $862 of associated charges, including $523 of severance costs and $339 of lease termination costs for office space. The Company completed this plan as of June 30, 2003. The Company has paid out $434 accrued under this plan for 13 employees who were terminated and eligible for severance. The Company also reversed the remaining restructuring charges of $428 during the quarter ended June 30, 2003. This amount substantially related to a planned early termination of a real property operating lease, which the Company has subsequently determined to retain through its original term.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

11. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     ACS Holdings and it subsidiaries are guarantors of the ACS Group’s senior discount debentures. Additionally, ACS Group and ACS Holdings’ subsidiaries are guarantors under ACS Holdings’ 9 3/8% senior subordinated notes. All ACS Group’s and Holdings’ subsidiaries (the “ Combined Subsidiaries”) are 100% owned. The guarantees are full and unconditional. In addition, all guarantees are joint and several. Accordingly, the interim condensed consolidating financial statements are presented below.

Condensed Consolidated Balance Sheet
June 30, 2003

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$214	$64,346	$—	$—	$64,560
Restricted cash	—	110	—	—	110
Accounts receivable-trade, net	18,700	27,332	—	—	46,032
Accounts receivable-affiliates	206,523	(201,757)	(4,766)	—	—
Materials and supplies	11,534	69	—	—	11,603
Prepayments and other current assets	2,046	3,707	—	—	5,753

Total current assets	239,017	(106,193)	(4,766)	—	128,058
Investments	1,097	614,275	122,782	(737,057)	1,097
Property, plant and equipment	992,586	107,487	—	—	1,100,073
Less: accumulated depreciation	618,996	43,132	—	—	662,128

Property, plant and equipment, net	373,590	64,355	—	—	437,945
Goodwill	—	—	—	38,403	38,403
Intangible assets	22,146	658	—	—	22,804
Debt issuance costs, net	—	15,813	376	—	16,189
Deferred charges and other assets	3,229	22,621	—	—	25,850

Total assets	$639,079	$611,529	$118,392	$(698,654)	$670,346

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$1,350	$3,559	$(284)	$—	$4,625
Accounts payable-affiliates	—	3,524	—	—	3,524
Accounts payable, accrued and other current liabilities	20,608	20,870	296	(1)	41,773
Advance billings and customer deposits	9,146	—	—	—	9,146

Total current liabilities	31,104	27,953	12	(1)	59,068
Long-term obligations, net of current portion	6,175	471,008	15,356	—	492,539
Deferred income taxes	11,765	(11,765)	—	—	—
Other deferred credits and long-term liabilities	14,164	16,797	—	—	30,961
Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Common stock	25		336	(25)	336
Treasury stock	—	—	(14,224)	—	(14,224)
Paid in capital in excess of par value	361,124	287,242	277,945	(648,366)	277,945
Retained earnings (accumulated deficit)	214,722	(164,460)	(161,033)	(50,262)	(161,033)
Accumulated other comprehensive loss	—	(15,246)	—	—	(15,246)

Total stockholders’ equity	575,871	107,536	103,024	(698,653)	87,778

Total liabilities and stockholders’ equity	$639,079	$611,529	$118,392	$(698,654)	$670,346

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

11. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Balance Sheet
December 31, 2002

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$(73)	$18,638	$—	$—	$18,565
Restricted cash	—	3,440	—	—	3,440
Accounts receivable-trade, net	28,713	20,107	—	—	48,820
Accounts receivable-affiliates	34,625	(30,864)	(3,761)	—	—
Materials and supplies	11,176	27	—	—	11,203
Prepayments and other current assets	2,941	3,231	—	—	6,172
Assets held for sale	261	—	—	—	261

Total current assets	77,643	14,579	(3,761)	—	88,461
Investments	—	550,964	37,504	(588,468)	—
Property, plant and equipment	987,132	103,233	—	—	1,090,365
Less: accumulated depreciation	588,536	36,740	—	—	625,276

Property, plant and equipment, net	398,596	66,493	—	—	465,089
Goodwill	38,821	—	—	38,404	77,225
Intangible assets	22,237	1,032	—	—	23,269
Debt issuance costs, net	—	21,130	399	—	21,529
Deferred charges and other assets	32,278	(6,231)	—	—	26,047

Total assets	$569,575	$647,967	$34,142	$(550,064)	$701,620

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$1,312	$4,621	$(284)	$—	$5,649
Accounts payable-affiliates	—	1,319	—	—	1,319
Accounts payable, accrued and other current liabilities	18,834	30,646	316	—	49,796
Advance billings and customer deposits	9,804	—	—	—	9,804

Total current liabilities	29,950	36,586	32	—	66,568
Long-term obligations, net of current portion	6,899	579,999	15,216	—	602,114
Deferred income taxes	7,673	(7,673)	—	—	—
Other deferred credits and long-term liabilities	12,493	20,437	—	—	32,930
Stockholders’ equity:
Common stock	25		334	(25)	334
Treasury stock	—	—	(12,082)	—	(12,082)
Paid in capital in excess of par value	355,574	287,242	277,810	(642,816)	277,810
Retained earnings (accumulated deficit)	156,961	(249,738)	(247,168)	92,777	(247,168)
Accumulated other comprehensive loss	—	(18,886)	—	—	(18,886)

Total stockholders’ equity	512,560	18,618	18,894	(550,064)	8

Total liabilities and stockholders’ equity	$569,575	$647,967	$34,142	$(550,064)	$701,620

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

11. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2003

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated

Operating revenue:
Local telephone	$55,210	$—	$—	$—	$55,210
Wireless	11,965	—	—	(18)	11,947
Directory	3,353	—	—	—	3,353
Internet	9,037	—	—	—	9,037
Interexchange	8,358	—	—	(3,119)	5,239
Other	—	6,287	—	(6,287)	—

Total operating revenue	87,923	6,287	—	(9,424)	84,786
Operating expense:
Local telephone	32,759	142	—	(5,414)	27,487
Wireless	8,746	—	—	(1,727)	7,019
Directory	1,832	—	—	(32)	1,800
Internet	15,007	—	—	(1,957)	13,050
Interexchange	7,418	—	—	(294)	7,124
Depreciation and amortization	18,514	3,577	—	—	22,091

Total operating expense	84,276	3,719	—	(9,424)	78,571
Gain on disposal of assets	97,285	—	—	—	97,285

Operating income	100,932	2,568	—	—	103,500
Other income (expense):
Interest expense	(251)	(14,669)	(643)	—	(15,563)
Interest income and other	4,407	58,833	93,367	(151,820)	4,787

Total other expense	4,156	44,164	92,724	(151,820)	(10,776)

Income (loss) before income taxes and discontinued operations	105,088	46,732	92,724	(151,820)	92,724
Income tax expense (benefit)	46,635	(46,635)	—	—	—

Income (loss) from continuing operations	58,453	93,367	92,724	(151,820)	92,724
Loss from discontinued operations	—	—	—	—	—

Net income (loss)	$58,453	$93,367	$92,724	$(151,820)	$92,724

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

11. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2002

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated

Operating revenue:
Local telephone	$63,991	$—	$—	$—	$63,991
Wireless	11,172	—	—	(10)	11,162
Directory	8,381	—	—	—	8,381
Internet	4,551	—	—	—	4,551
Interexchange	7,504	—	—	(2,684)	4,820
Other	211	5,055	—	(5,266)	—

Total operating revenue	95,810	5,055	—	(7,960)	92,905
Operating expense:
Local telephone	35,841	1,234	—	(4,504)	32,571
Wireless	8,509	—	—	(1,440)	7,069
Directory	3,535	—	—	(3)	3,532
Internet	8,874	—	—	(1,557)	7,317
Interexchange	7,227	—	—	(230)	6,997
Other	315	—	—	(315)	—
Depreciation and amortization	17,492	2,503	—	(22)	19,973

Total operating expense	81,793	3,737	—	(8,071)	77,459
Gain (loss) on disposal of assets	(128)	(145)	—	—	(273)

Operating income	13,889	1,173	—	111	15,173
Other income (expense):
Interest expense	1,113	(12,092)	(645)	4	(11,620)
Interest income and other	2	(2,523)	(101,119)	104,188	548

Total other expense	1,115	(14,615)	(101,764)	104,192	(11,072)

Income (loss) before income taxes and discontinued operations	15,004	(13,442)	(101,764)	104,303	4,101
Income tax expense (benefit)	9,376	(9,376)	—	—	—

Income (loss) from continuing operations	5,628	(4,066)	(101,764)	104,303	4,101
Loss from discontinued operations	(400)	—	—	(115)	(515)

Net income (loss)	$5,228	$(4,066)	$(101,764)	$104,188	$3,586

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

11. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2003

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated

Operating revenue:
Local telephone	$109,211	$—	$—	$—	$109,211
Wireless	22,318	—	—	(41)	22,277
Directory	11,631	—	—	—	11,631
Internet	16,193	—	—	—	16,193
Interexchange	15,197	—	—	(5,192)	10,005
Other	110	12,608	—	(12,718)	—

Total operating revenue	174,660	12,608	—	(17,951)	169,317
Operating expense:
Local telephone	65,738	434	—	(10,838)	55,334
Wireless	16,883	—	—	(3,300)	13,583
Directory	5,359	—	—	(110)	5,249
Internet	26,206	—	—	(3,020)	23,186
Interexchange	14,277	—	—	(564)	13,713
Other	160	—	—	(160)	—
Depreciation and amortization	37,628	7,073	—	(10)	44,691
Total operating expense	166,251	7,507	—	(18,002)	155,756

Gain on disposal of assets	96,538	—	—	1	96,539

Operating income	104,947	5,101	—	52	110,100
Other income (expense):
Interest expense	(496)	(27,111)	(1,285)	—	(28,892)
Interest income and other	4,408	58,332	87,420	(145,181)	4,979

Total other expense	3,912	31,221	86,135	(145,181)	(23,913)

Income (loss) before income taxes and discontinued operations	108,859	36,322	86,135	(145,129)	86,187
Income tax expense (benefit)	46,635	(46,635)	—	—	—

Income (loss) from continuing operations	62,224	82,957	86,135	(145,129)	86,187
Loss from discontinued operations	—	—	—	(52)	(52)

Net income (loss)	$62,224	$82,957	$86,135	$(145,181)	$86,135

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

11. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2002

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated

Operating revenue:
Local telephone	$119,313	$—	$—	$—	$119,313
Wireless	20,536	—	—	(19)	20,517
Directory	17,022	—	—	—	17,022
Internet	8,393	—	—	—	8,393
Interexchange	14,638	—	—	(4,968)	9,670
Other	425	9,896	—	(10,321)	—

Total operating revenue	180,327	9,896	—	(15,308)	174,915
Operating expense:
Local telephone	68,893	1,540	—	(8,864)	61,569
Wireless	15,751	—	—	(2,640)	13,111
Directory	6,964	—	—	(6)	6,958
Internet	15,327	—	—	(2,882)	12,445
Interexchange	14,066	—	—	(454)	13,612
Other	657	—	—	(657)	—
Depreciation and amortization	34,444	4,888	—	(100)	39,232

Total operating expense	156,102	6,428	—	(15,603)	146,927
Gain (loss) on disposal of assets	(128)	(145)	—	—	(273)

Operating income	24,097	3,323	—	295	27,715
Other income (expense):
Interest expense	569	(24,319)	(1,288)	32	(25,006)
Interest income and other	6	(3,894)	(107,692)	112,628	1,048

Total other expense	575	(28,213)	(108,980)	112,660	(23,958)

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	24,672	(24,890)	(108,980)	112,955	3,757
Income tax expense (benefit)	14,501	(14,501)	—	—	—

Income (loss) from continuing operations	10,171	(10,389)	(108,980)	112,955	3,757
Loss from discontinued operations	(6,810)	(250)	—	(327)	(7,387)

Income (loss) before cumulative effect of change in accounting principle	3,361	(10,639)	(108,980)	112,628	(3,630)
Cumulative effect of change in accounting principle	(8,297)	(97,053)	—	—	(105,350)

Net income (loss)	$(4,936)	$(107,692)	$(108,980)	$112,628	$(108,980)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

11. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2003

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated

Net cash provided (used) by operating activities	$(124,533)	$159,530	$2,005	$(2,142)	$34,860
Cash Flows from Investing Activities:
Construction and capital expenditures	(10,245)	(4,966)	—	—	(15,211)
Net proceeds from sale of business	138,091	—	—	—	138,091
Other investing activities	—	3,339	—	—	3,339

Net cash provided (used) by investing activities	127,846	(1,627)	—	—	126,219
Cash Flows from Financing Activities:
Payments on long-term debt	(3,026)	(110,053)	—	—	(113,079)
Dividends	—	(2,142)	—	2,142	—
Purchase of treasury stock	—	—	(2,142)	—	(2,142)
Issuance of common stock	—	—	137	—	137

Net cash provided (used) by financing activities	(3,026)	(112,195)	(2,005)	2,142	(115,084)
Increase in cash and cash equivalents	287	45,708	—	—	45,995
Cash and cash equivalents, beginning of the period	(73)	18,638	—	—	18,565

Cash and cash equivalents, end of the period	$214	$64,346	$—	$—	$64,560

Supplemental Cash Flow Data:
Interest paid	$531	$23,331	$1,125	$—	$24,987
Income taxes paid	$—	$—	$—	$—	$—
Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$2,340	$—	$—	$—	$2,340
Interest rate swap marked to market	$—	$(3,640)	$—	$—	$(3,640)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

11. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2002

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated

Net cash provided (used) by operating activities	$29,373	$(3,176)	$(700)	$—	$25,497
Cash Flows from Investing Activities:
Construction and capital expenditures	(26,635)	(5,340)	—	—	(31,975)

Net cash used by investing activities	(26,635)	(5,340)	—	—	(31,975)
Cash Flows from Financing Activities:
Payments on long-term debt	(2,172)	(4,468)	—	—	(6,640)
Issuance of common stock	—	—	700	—	700

Net cash provided (used) by financing activities	(2,172)	(4,468)	700	—	(5,940)
Increase (decrease) in cash and cash equivalents	566	(12,984)	—	—	(12,418)
Cash and cash equivalents, beginning of the period	1,239	39,773	—	—	41,012

Cash and cash equivalents, end of the period	$1,805	$26,789	$—	$—	$28,594

Supplemental Cash Flow Data:
Interest paid	$(532)	$25,446	$1,125	$—	$26,039
Income taxes paid	$—	$—	$—	$—	$—
Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$2,306	$—	$—	$—	$2,306
Interest rate swap marked to market	$—	$577	$—	$—	$577

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, Amounts In Thousands Except Per Share Amounts)

12. COMMITMENTS AND CONTINGENCIES

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

          In December 2001, the Company entered into a material contract with the State of Alaska to provide it with comprehensive telecommunications services for a period of five years. This contract obligates the Company to, among other things, provide on the state’s behalf customer premise equipment and other capital assets that the Company believes will range between $45,000 and $55,000 over the term of the agreement, of which approximately $14,188 has been expended through June 30, 2003. The Company intends to fund this commitment with cash on hand and cash flows from operations. The contract with the State of Alaska contains specific completion dates for certain implementation aspects by as early as April 1, 2003, as well as specific ongoing service level agreements which, if not met, may result in revenue credits and/or penalties which in the aggregate could amount to as much as $325 per month. Both parties to the contract have alleged failures to perform by the other party. The parties are, however, actively engaged in dispute resolution processes and are seeking to renegotiate certain provisions of the contract including the aforementioned specific completion dates and service level agreements. The Company is unable to determine the outcome of the dispute resolution processes and contract renegotiations at this time.

          On July 15, 2002 the Company fulfilled a commitment to Neptune Communications, L.L.C. (“Neptune”) to provide a loan in the form of an unsecured note receivable totaling $15,000 in return for certain consideration. The note, which is included in deferred charges and other assets on the Company’s Consolidated Balance Sheets, bears interest at the applicable federal rate, which was 4.84% at June 30, 2003, and matures on July 15, 2022. Interest is payable semiannually, but Neptune may elect to add the interest to the principal in lieu of cash payments. The commitment was funded with cash on hand. In connection with this note, Neptune has granted the Company an option to purchase certain network assets of Neptune, no later than January 2, 2006 at a price equal to the then outstanding loan balance. The Company has also entered into a strategic agreement with Neptune for the life of the fiber optic cable system owned by Neptune. The significant provisions of this agreement are: i) purchase commitments by the Company for capacity in 2005 and 2007, the final price and quantity of which are subject to future events, ii) Neptune’s restoration of the Company’s traffic carried on another cable system, iii) and specific interconnection arrangements between the Company and Neptune, should the Company exercise its option to purchase certain network assets from Neptune. The Company is currently renegotiating the terms and conditions of this agreement and it is not possible to determine the ultimate outcome of these negotiations at this time.

          In May 2003, the Company entered into a four-year purchase commitment with a telecommunications equipment supplier to acquire approximately $19 million of wireless switches, cell sites and related equipment.

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

          Investors should also be aware that while the ACS Group does, at various times, communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential information. Accordingly, investors should not assume that ACS Group agrees with any statement or report issued by an analyst irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of ACS Group.

INTRODUCTION

          On May 14, 1999, the Company acquired the incumbent providers of local telephone services in Anchorage, Juneau, Fairbanks and approximately 70 rural communities in Alaska, making it the largest provider of local telephone service in the state and the 13th largest provider of local exchange services in the United States. The Company also acquired on May 14, 1999 interexchange operations primarily serving the Anchorage market and wireless and Internet services providing statewide coverage. The Company has unified its statewide branding under the ACS name.

          Today, the Company generates revenue primarily through the provision of:

•	local telephone services, including:

•	basic local service to retail customers within ACS Group’s service areas,

•	wholesale service to CLECs,

•	network access services to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls,

•	enhanced services,

•	ancillary services, such as billing and collection (“B&C”), and

•	universal service payments;

•	wireless services;

•	Internet services; and

•	interexchange network long-distance and data services.

          On May 8, 2003, the Company completed the sale of a majority interest (87.42%) in its Directories Business, which previously represented a reportable segment. See Note 4, Gain on Disposal of Assets, in the footnotes to the financial statements for additional information on this transaction. For periods starting May 8, 2003 and forward, the Company will record its 12.58% minority interest in the earnings of the Directories Business under the equity method of accounting so long as it retains a minority interest. The Company’s retained interest is subject to an exchange rights agreement that permits its conversion to 2.5 million units of the ACS Media Income Fund (“the Fund”) after the expiration of a 90-day lockup period. Units of the Fund are traded on the Toronto Stock Exchange under the symbol AYP.UN. The Company can sell its exchanged units to a qualified investor or investors in a private placement transaction or offer them in a secondary public offering at its option after the expiration of a 180 day lockup agreement with the underwriters of the Fund’s offering in Canada. The Company’s retained interest was recorded at an initial book value of $1.1 million representing the pro-rata retained ownership at historical book value. The retained interest in the Directories Business, if it were not subject to the 90-day lockup agreement, would be exchangeable to units of the Fund with a market value of $18.4 million as of June 30, 2003.

          Local Telephone - Within the telecommunications industry, local exchange carriers (“LECs”) have historically enjoyed stable revenue and cash flow from local exchange operations resulting from the need for basic telecommunications services, the highly regulated nature of the telecommunications industry and, in the case of rural LECs, the underlying cost recovery settlement and support mechanisms applicable to local exchange operations. Basic local service is generally provided at a flat monthly rate and allows the user to place unlimited calls within a defined local calling area. Access revenues are generated in part by billing interexchange carriers for access to the LEC’s local network and its customers and in part by billing the local customers themselves. Universal service revenues are a subsidy paid to rural LECs to support the high cost of providing service in rural markets. Other service revenue is generated from ancillary services and enhanced services.

          Changes in revenue are largely attributable to changes in the number of access lines, local service rates and minutes of use. Other factors can also impact revenue, including:

•	intrastate and interstate revenue settlement methodologies,

•	authorized rates of return for regulated services,

•	whether an access line is used by a business or residential subscriber,

•	intrastate and interstate calling patterns,

•	customers’ selection of various local rate plan options,

•	selection of enhanced calling services, such as voice mail, and

•	other subscriber usage characteristics.

          LECs have three basic tiers of customers:

•	business and residential customers located in their local service areas that pay for local phone service and a portion of network access,

•	interexchange carriers that pay for access to long distance calling customers located within its local service areas and

•	competitive local exchange carriers (“CLECs”) that pay for wholesale access to the Company’s network in order to provide competitive local service on either a wholesale or unbundled network element (“UNE”) basis as prescribed under the 1996 Act.

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

          Wireless - The Company is one of the largest statewide providers of wireless services in Alaska, currently serving approximately 83,000 subscribers. Its wireless network covers over 478,000 residents, including all major population centers and highway corridors. The Company operates a TDMA digital network in substantially all of its service areas, and intends to upgrade this network to a new generation of digital network known as CDMA.

          Internet - The Company is the second largest provider of Internet access services in Alaska with approximately 45,000 customers. The Company offers dial-up and dedicated digital subscriber line (“DSL”) Internet access to its customers. The Company is a single source provider of advanced IP based private networks in Alaska.

          Interexchange - The Company provides switched and dedicated long distance services to approximately 44,000 customers in Alaska. The traffic from these customers is carried over the Company’s owned or leased facilities.

RESULTS OF OPERATIONS

          Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

          All amounts are discussed at the consolidated level after the elimination of intercompany revenue and expense.

          Operating Revenue

          Operating revenue decreased $8.1 million, or 8.7%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Wireless, Internet and interexchange revenue increased compared to the corresponding period of 2002, while local telephone decreased compared to the corresponding period of 2002.

          Local Telephone

          Local telephone revenue, which consists of local network service, network access revenue and deregulated and other revenue, decreased $8.8 million, or 13.7%, for the three months ended June 30, 2003 compared to the same period in 2002. The following table summarizes the Company’s consolidated local telephone revenue by category.

	Three Months Ended June 30,

	2003	2002

	(In Thousands)
Local telephone revenue:
Local network	$25,219	$25,040
Network access	25,140	34,929
Deregulated and other	4,851	4,022

Total local telephone revenue	$55,210	$63,991

          The following table summarizes the Company’s local telephone access lines.

	As of June 30,

	2003	2002

Retail	227,604	246,310
Wholesale	18,868	24,970
Unbundled network elements - platform (UNE - P)	4,892	—
Unbundled network elements - loop (UNE - L)	66,864	57,633

Total local telephone access lines	318,228	328,913

          The local network service component of local telephone revenue was $25.2 million for the three months ended June 30, 2003 compared with $25.0 million for the three months ended June 30, 2002. Revenue increased $0.2 million or 0.7% from the prior year. This increase reflects the net effect of retail market share losses offset by increases in unbundled network element revenue and local private line revenue and reduced uncollectible revenue.

          The Company continued to experience loss of retail market share for local network service in its Anchorage, Fairbanks and Juneau service areas during the year. Generally, when the Company loses a retail local network service line to a competitor, it continues to provide the line to the competitor on a wholesale basis at reduced revenue per line. Management believes that the continuing loss of market share it has experienced in certain of its markets is partially attributable to below cost interconnection rates mandated by the RCA for UNEs. During the first quarter of 2000, the Company reopened interconnection proceedings for its Anchorage market and in the second quarter of 2001, filed for an interim and refundable UNE rate increase of approximately $10 per month per loop. On October 25, 2001, the RCA granted ACSA an interim and refundable UNE rate increase of $1.07, increasing the UNE rates from $13.85 to $14.92. The interim and refundable rate increase was implemented in November 2001 and generated approximately $0.7 million in additional revenue during 2002. The Company expects the RCA to hold hearings during 2003 and adjudicate final Anchorage UNE rates during 2003 or 2004.

          The Company believes it is earning less than its authorized rate of return for local network service in several of its markets and in compliance with the Alaska Public Utilities Commission (“APUC”) orders related to the approval of the acquisition of the four LECs in 1999, filed local service rate cases for all of its LEC businesses with the RCA on July 2, 2001 aimed at making up this deficiency. The RCA’s decisions on revenue requirements will have a direct impact on the retail rates and intrastate access rates that the Company is allowed to charge. A RCA finding of over earnings generally leads to rate reductions while a RCA finding of under earnings generally results in rate increases.

          In October 2001, the Company filed for increased interim and refundable local service rates in its Anchorage market in order to expedite a partial recovery of the total revenue deficiency. On November 15, 2001, the RCA approved an interim and refundable rate increase for ACSA of 24% for certain services. This interim and refundable rate increase was implemented in November 2001 and generated approximately $4.2 million in additional revenue in 2002. On December 16, 2002, the RCA reopened the revenue requirement phase of the hearing for ACSA to take additional testimony regarding ACSA’s service lives. The ACSA hearing revisited the RCA’s decision to lengthen the service lives of specific assets and thereby reduced depreciation expense. If the RCA corrects the service lives at issue, it will increase the amount by which ACSA is under earning. The Company expects the RCA to continue to hold hearings during 2003 and to adjudicate final local service rates during 2004.

          On March 25, 2003, the RCA issued an order approving new revenue requirements for ACSF, ACSAK, and ACSN. The RCA found over earnings by ACSF and ACSN and under earning by ACSAK. In compliance with RCA orders, ACSF, ACSAK, ACSN have filed cost of service and rate design studies, and supporting testimony, consistent with the RCA revenue requirements orders. Final rates are expected in 2004.

          Network access revenue decreased from $34.9 million for the three months ended June 30, 2002 to $25.1 million for the same period in 2003. During the second quarter of 2002, the Company recognized as revenue $11.1 million of previously deferred interstate access revenues related to a dispute on interstate access rates for the Anchorage market based on a favorable ruling by the District of Columbia Court of Appeals. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for the Company’s retail and resale customers. After consideration of the revenue recognized as a result of the favorable ruling by the court, the increase in network access revenues of $1.3 million compared to the corresponding period in 2002 is due primarily to updated access studies. Management expects that network access revenues will generally be on a declining trend for the foreseeable future.

          Deregulated and other revenue, which increased to $4.9 million compared to $4.0 million in the prior year, consists principally of B&C services, space and power rents, deregulated equipment sales, paystation revenue, regulated directory listing revenue, and other miscellaneous telephone revenue.

          Wireless

          Wireless revenue increased $0.7 million, or 7.0%, to $11.9 million for the three months ended June 30, 2003 compared to $11.2 million for the three months ended June 30, 2002. This increase was due to a growth in average subscribers of 2.7% from 80,354 in 2002 to 82,560 in 2003. Subscriber average minutes of use also increased from 207 minutes in 2002 to 243 minutes in 2003. Primarily as a result of increased minutes of use, the monthly average revenue per unit, or ARPU, increased to $48.24 in 2003 compared to $46.30 during 2002.

          Internet

          Internet revenue increased from $4.6 million in 2002 to $9.0 million in 2003 — an increase of $4.4 million, or 98.6%. This increase is primarily due to revenue associated with the Company’s contract with the State of Alaska and approximately $1.5 million of this increase was earned in prior periods but could not be estimated and therefore was not recorded until the current period. Internet also experienced growth in DSL subscribers of 50.3% from 9,856 in 2002 to 14,817 in 2003.

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

          Interexchange

          Interexchange revenue increased from $4.8 million in 2002 to $5.2 million in 2003. Long distance subscribers decreased from 64,958 in 2002 to 44,289 in 2003. The decrease in subscribers was substantially due to database grooming to remove approximately 20,000 non-revenue generating inactive subscribers from the subscriber list in connection with the conversion of long distance billing from an outside service bureau to an in-house system during the first and second quarters of 2003. The average revenue per unit, or ARPU, increased to $34.25 in 2003 compared to $24.44 during 2002 and total minutes of use decreased from 38.9 million in 2002 to 36.7 million in 2003.

          Operating Expense

          Operating expense increased $1.1 million, or 1.4%, from $77.5 million for the three months ended June 30, 2002 to $78.6 million for the three months ended June 30, 2003. The Company also recorded a gain on the sale of a majority interest in its Directories Business during the quarter ended June 30, 2003 of $97.6 million. Depreciation and amortization associated with the operation of each of the Company’s segments has been included in total depreciation and amortization.

          Local Telephone

          The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense decreased to $27.5 million for the three months ended June 30, 2003 from $32.6 million for the three months ended June 30, 2002. The decrease in local telephone expense was substantially attributable to cost reductions achieved as a result of the Company’s restructuring plan adopted in June of 2002. In the second quarter of 2002, there were $2.2 million in costs related primarily to severance and restructuring charges and rate case expenses.

          Wireless

          Wireless expense decreased nominally from $7.1 million for the three months ended June 30, 2002 to $7.0 million for the three months ended June 30, 2003.

          Internet

          Internet expense increased by $5.8 million, or 78.4%, from $7.3 million in 2002 to $13.1 million in 2003. The increase in Internet expense was due principally to transition expenses and operating costs associated with commencing services under the State of Alaska telecommunications contract. State of Alaska contract related expense totaling $1.6 million was incurred in previous periods but was recorded in the current period as it was the first point in which the expense could be matched to the associated revenue, as discussed above in Internet revenue. As a percentage of revenue, Internet expense decreased from 160.8% in 2002 to 144.4% in 2003. On December 10, 2001, the Company entered into a five year contract with the State of Alaska to provide a broad range of telecommunications services, many of which will be provided over an IP network and supported by a service center owned and operated by ACSI. The Company anticipates expense as a percent of revenue for this segment to level out or decline as it completes the integration of the State of Alaska services.

          Interexchange

          Interexchange expense increased by $0.1 million to $7.1 million for the quarter ended June 30, 2003 from $7.0 million for the quarter ended June 30, 2002. As a percentage of revenue, interexchange expense decreased from 145.2% in 2002 to 136.0% in 2003. The Company converted its long distance billing from an outside service bureau to an in-house system during the first quarter of 2003. This billing conversion is expected to result in annual cost savings of approximately $0.6 million and improved customer service.

          Depreciation and Amortization

          Depreciation and amortization expense increased $2.1 million, or 10.6%, due principally to increases in plant in service and to the adoption of shorter depreciable lives for certain classes of assets compared to the corresponding period of 2002. Management adopted the higher depreciation rates on these classes of assets as a result of an evaluation of the expected useful lives of its underlying assets, primarily in its regulated local telephone segment.

          Gain (loss) on disposal of assets

          On April 28, 2003, the Company signed an underwriting agreement to sell a majority interest in its directory business and on April 29, 2003 filed a final prospectus to offer this majority interest to investors through a Canadian income fund. The transaction closed on May 8, 2003, with the Company selling an 87.42% interest and retaining a 12.58% interest in its Directories Business. The Company recognized a gain on disposition of this majority interest of its directory business of $97.6 million on a pre-tax basis. The Company also recorded a non-cash loss on the disposal of certain other fixed assets of $0.3 million during the quarter ended June 30, 2003.

          Interest Expense and Interest Income and Other

          Interest expense increased to $15.6 million for the three months ended June 30, 2003 compared to $11.6 million for the three months ended June 30, 2002. As a result of the early extinguishments of outstanding debt of $106,650 during the quarter ended June 30, 2003, $3.4 million of debt issuance cost was charged to interest expense. During the second quarter of 2002, the Company reversed $1.7 million of previously accrued interest expense as a result of a favorable ruling by the District of Columbia Court of Appeals related to a dispute on interstate access rates for the Anchorage market. After consideration of these items, the decrease in interest expense is the result of market interest rate effects on the Company’s variable interest rate debt. Interest income and other increased to $4.8 million for the three months ended June 30, 2003 compared to $0.6 million for the three months ended June 30, 2002, substantially due to a $4.1 million gain on foreign exchange on the directory transaction.

          Income Taxes

          The Company has provided a valuation allowance for the full income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999 - the date of the acquisition of substantially all of its operations.

          Discontinued Operations

          On March 30, 2002, the Company’s management approved a plan to offer for sale its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment have been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented and the assets and liabilities of the disposal group have been written down to their fair value, net of expected selling expense. The results of operations of this discontinued segment resulted in a charge to discontinued operations of $0.5 million for the three months ended June 30, 2002. The Company has fully reserved in the form of a valuation allowance the income tax benefit resulting from this discontinuance. The Company completed its disposal of its wireless cable television segment as of March 31, 2003.

          Net Income (Loss)

          The change in net income is primarily a result of the factors discussed above.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

          All amounts are discussed at the consolidated level after the elimination of intercompany revenue and expense.

          Operating Revenue

          Operating revenue decreased $5.6 million, or 3.2%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Wireless, Internet and interexchange revenue increased compared to the corresponding period of 2002, while local telephone revenue decreased compared to the corresponding period of 2002.

          Local Telephone

          Local telephone revenue, which consists of local network service, network access revenue and deregulated and other revenue, decreased $10.1 million, or 8.5%, for the six months ended June 30, 2003 compared to the same period in 2002. The following table summarizes the Company’s consolidated local telephone revenue by category.

	Six Months Ended
	June 30,

	2003	2002

	(In Thousands)
Local telephone revenue:
Local network	$49,348	$50,684
Network access	50,201	59,965
Deregulated and other	9,662	8,664

Total local telephone revenue	$109,211	$119,313

          The following table summarizes the Company’s local telephone access lines.

	As of June 30,

	2003	2002

Retail	227,604	246,310
Wholesale	18,868	24,970
Unbundled network elements - platform (UNE - P)	4,892	—
Unbundled network elements - loop (UNE - L)	66,864	57,633

Total local telephone access lines	318,228	328,913

          The local network service component of local telephone revenue was $49.3 million for the six months ended June 30, 2003 compared with $50.7 million for the six months ended June 30, 2002. Revenue decreased $1.3 million or 2.6% from the prior year. This decrease reflects the impact of competition exacerbated by below cost UNE rates.

          The Company continued to experience loss of retail market share for local network service in its Anchorage, Fairbanks and Juneau service areas during the year. Generally, when the Company loses a retail local network service line to a competitor, it continues to provide the line to the competitor on a wholesale basis at reduced revenue per line. Management believes that the continuing loss of market share it has experienced in certain of its markets is partially attributable to below cost interconnection rates mandated by the RCA for UNEs. During the first quarter of 2000, the Company reopened interconnection proceedings for its Anchorage market and in the second quarter of 2001, filed for an interim and refundable UNE rate increase of approximately $10 per month per loop. On October 25, 2001, the RCA granted ACSA an interim and refundable UNE rate increase of $1.07, increasing the UNE rates from $13.85 to $14.92. The interim and refundable rate increase was implemented in November 2001 and generated approximately $0.7 million in additional revenue during 2002. The Company expects the RCA to hold hearings during 2003 and adjudicate final Anchorage UNE rates during 2003 or 2004.

          The Company believes it is earning less than its authorized rate of return for local network service in several of its markets and in compliance with APUC orders related to the approval of the acquisition of the four LECs in 1999, filed local service rate cases for all of its LEC businesses with the RCA on July 2, 2001 aimed at making up this deficiency. The RCA’s decisions on revenue requirements will have a direct impact on the retail rates and intrastate access rates that the Company is allowed to charge. A RCA finding of over earnings generally leads to rate reductions while a RCA finding of under earnings generally results in rate increases.

          In October 2001, the Company filed for increased interim and refundable local service rates in its Anchorage market in order to expedite a partial recovery of the total revenue deficiency. On November 15, 2001, the RCA approved an interim and refundable rate increase for ACSA of 24% for certain services. This interim and refundable rate increase was implemented in November 2001 and generated approximately $4.2 million in additional revenue in 2002. On December 16, 2002, the RCA reopened the revenue requirement phase of the hearing for ACSA to take additional testimony regarding ACSA’s service lives. The ACSA hearing revisited the RCA’s decision to lengthen the service lives of specific assets and thereby reduced depreciation expense. If the RCA corrects the service lives at issue, it will increase the amount by which ACSA is under earning. The Company expects the RCA to continue to hold hearings during 2003 and to adjudicate final local service rates during 2004.

          On March 25, 2003, the RCA issued an order approving new revenue requirements for ACSF, ACSAK, and ACSN. The RCA found over earnings by ACSF and ACSN and under earning by ACSAK. In compliance with RCA orders, ACSF, ACSAK, ACSN have filed cost of service and rate design studies, and supporting testimony, consistent with the RCA revenue requirements orders. Final rates are expected in 2004.

          Network access revenue decreased from $60.0 million in 2002 to $50.2 million for 2003. During the second quarter of 2002, the Company recognized as revenue $11.1 million of previously deferred interstate access revenues related to a dispute on interstate access rates for the Anchorage market based on a favorable ruling by the District of Columbia Court of Appeals. Network access revenues are based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for the Company’s retail and resale customers. After consideration of the revenue recognized as a result of the favorable ruling by the court, the increase in network access revenues of $1.3 million compared to the corresponding period in 2002 is due primarily to updated access studies. Management expects that network access revenues will generally be on a declining trend for the foreseeable future.

          Deregulated and other revenue, which increased to $9.7 million compared to $8.7 million in the prior year, consists principally of B&C services, space and power rents, deregulated equipment sales, paystation revenue, regulated directory listing revenue, and other miscellaneous telephone revenue.

          Wireless

          Wireless revenue increased $1.8 million, or 8.6%, to $22.3 million for the six months ended June 30, 2003 compared to $20.5 million for the six months ended June 30, 2002. This increase was due to a growth in average subscribers of 1.1% from 81,665 in 2002 to 82,557 in 2003. The average revenue per unit, or ARPU, increased to $44.97 in 2003 compared to $41.87 during 2002.

          Internet

          Internet revenue increased from $8.4 million in 2002 to $16.2 million in 2003 — an increase of $7.8 million, or 92.9%. This increase is primarily due to revenue associated with the Company’s contract with the State of Alaska and approximately $1.2 million of this increase was earned in prior periods but could not be estimated and therefore was not recorded until the current period. Internet also experienced growth in DSL subscribers of 50.3% from 9,856 in 2002 to 14,817 in 2003.

          On December 10, 2001, the Company entered into a five-year contract with the State of Alaska to provide a broad range of telecommunications services, many of which will be provided over an IP network owned and operated by ACSI. Services under this contract began to be implemented during the second quarter of 2002. The Company anticipates that revenue for this segment will increase in future periods as additional services are added under the contract.

          Interexchange

          Interexchange revenue increased slightly from $9.7 million in 2002 to $10.0 million in 2003. Long distance subscribers decreased from 64,958 in 2002 to 44,289 in 2003. The decrease in subscribers was substantially due to database grooming to remove approximately 20,000 non-revenue generating inactive subscribers from the subscriber list in connection with the conversion of long distance billing from an outside service bureau to an in-house system during the first and second quarters of 2003. The average revenue per unit, or ARPU, increased to $29.18 in 2003 compared to $23.88 during 2002 and total minutes of use decreased from 76.8 million in 2002 to 74.6 million in 2003.

          Operating Expense

          Operating expense increased $8.8 million, or 6.0%, from $146.9 million for the six months ended June 30, 2002 to $155.8 million for the six months ended June 30, 2003. The Company also recorded a gain on the sale of a majority interest in its Directories Business during 2003 of $97.6 million. Depreciation and amortization associated with the operation of each of the Company’s segments has been included in total depreciation and amortization.

          Local Telephone

          The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense decreased to $55.3 million for the six months ended June 30, 2003 from $61.6 million for the six months ended June 30, 2002. The decrease in local telephone expense was substantially attributable to cost reductions achieved as a result of the Company’s restructuring plan adopted in June of

2002. In the second quarter of 2002, there were $2.2 million in costs related primarily to severance and restructuring charges and rate case expenses.

          Wireless

          Wireless expense increased $0.5 million, or 3.6%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This increase is due substantially to an increase in minutes of use from 91.6 million minutes in 2002 to 107.6 million minutes in 2003. As a percentage of revenue, wireless expense decreased from 63.9% in 2002 to 61.0% in 2003.

          Internet

          Internet expense increased by $10.8 million, or 86.3%, from $12.4 million in 2002 to $23.2 million in 2003. The increase in Internet expense was due principally to transition expenses and operating costs associated with commencing services under the State of Alaska telecommunications contract. State of Alaska contract related expense totaling $1.5 million was incurred in previous periods but was recorded in the current period as it was the first point in which the expense could be matched to the associated revenue, as discussed above in Internet revenue. As a percentage of revenue, Internet expense decreased from 148.3% in 2002 to 143.2% in 2003. On December 10, 2001, the Company entered into a five-year contract with the State of Alaska to provide a broad range of telecommunications services, many of which will be provided over an IP network and supported by a service center owned and operated by ACSI. The Company anticipates expense as a percent of revenue for this segment to level out or decline as it completes the integration of the State of Alaska services.

          Interexchange

          Interexchange expense increased slightly from $13.6 million in 2002 to $13.7 million in 2003. As a percentage of revenue, interexchange expense decreased from 140.8% in 2002 to 137.1% in 2003. The Company converted its long distance billing from an outside service bureau to an in-house system during the first quarter of 2003. This billing conversion is expected to result in annual cost savings of approximately $0.6 million and improved customer service.

          Depreciation and Amortization

          Depreciation and amortization expense increased $5.5 million, or 13.9%, due principally to increases in plant in service and to the adoption of shorter depreciable lives for certain classes of assets compared to the corresponding period of 2002. Management adopted the higher depreciation rates on these classes of assets as a result of an evaluation of the expected useful lives of its underlying assets, primarily in its regulated local telephone segment.

          Gain (loss) on disposal of assets

          On April 28, 2003, the Company signed an underwriting agreement to sell a majority interest in its directory business and on April 29, 2003 filed a final prospectus to offer this majority interest to investors through a Canadian income fund. The transaction closed on May 8, 2003, with the Company selling an 87.42% interest and retaining a 12.58% interest in its Directories Business. The Company recognized a gain on disposition of this majority interest of its directory business of $97.6 million on a pre-tax basis. The Company also recorded a non-cash loss on the disposal of certain fixed assets of $1.1 million during 2003, the majority of which were wireless assets.

          Interest Expense and Interest Income and Other

          Interest expense increased to $28.9 million for the six months ended June 30, 2003 compared to $25.0 million for the six months ended June 30, 2002. As a result of the early extinguishments of outstanding debt of $106,650 during second quarter of 2003, $3.4 million of debt issuance cost was charged to interest expense. During the second quarter of 2002, the Company reversed $1.7 million of previously accrued interest expense as a result of a favorable ruling by the District of Columbia Court of Appeals related to a dispute on interstate access rates for the Anchorage market. After consideration of these items, the decrease in interest expense is the result of market interest rate effects on the Company’s variable interest rate debt. Interest income and other increased to $5.0 million for the six months ended June 30, 2003 compared to $1.0 million for the six months ended June 30, 2002, substantially due to a $4.1 million gain on foreign exchange on the directory transaction.

          Income Taxes

          The Company has provided a valuation allowance for the full income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999 - the date of the acquisition of substantially all of its operations.

          Discontinued Operations

          On March 30, 2002, the Company’s management approved a plan to offer for sale its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment have been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented and the assets and liabilities of the disposal group have been written down to their fair value, net of expected selling expense. The results of operations of this discontinued segment resulted in a charge to discontinued operations of $52 thousand and $7.4 million for the six months ended June 30, 2003 and 2002, respectively. The Company has fully reserved in the form of a valuation allowance the income tax benefit resulting from this discontinuance. The Company completed its disposal of its wireless cable television segment as of March 31, 2003.

          Cumulative Effect of Change in Accounting Principle

          Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The transitional review for goodwill impairment required under SFAS No. 142 indicated that goodwill recorded in the local telephone, Internet and interexchange segments was impaired as of January 1, 2002. Accordingly, the Company measured and recognized in the first quarter of 2002 a transitional impairment loss of $105.4 million as the cumulative effect of a change in accounting principle in the consolidated statement of operations. The income tax benefit of $39.5 million was offset by a valuation allowance. See Note 6 “Cumulative Effect of Change in Accounting Principle” in the Notes to Consolidated Financial Statements included elsewhere in this 10-Q for additional discussion of the this statement.

          Net Income (Loss)

          The change in net income (loss) is primarily a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has satisfied its operational and capital cash requirements primarily through internally generated funds, the sale of stock and debt financing. For the six months ended June 30, 2003, the Company’s cash flows from operating activities were $34.9 million. At June 30, 2003, the Company had approximately $69.0 million in net working capital, including $64.6 million in unrestricted cash. As of June 30, 2003, the Company had $75.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

          The Company has outstanding a $320.7 million bank credit agreement (“Senior Credit Facility”), $150.0 million in 9.375% senior subordinated notes due 2009 and $17.3 million in 13% senior discount debentures due 2011, representing substantially all of the Company’s long-term debt of $497.2 million as of June 30, 2003. Interest on the Company’s senior subordinated notes and senior discount debentures is payable semiannually. Interest on borrowings under the Senior Credit Facility is payable monthly, bi-monthly, quarterly or semi-annually at the Company’s option. The Senior Credit Facility requires 1% annual principal payments that commenced on May 14, 2002, with balloon payments in each of 2006, 2007, and 2008. The Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends, and requires the Company to achieve certain financial ratios. The Company is in compliance with all of its debt covenants. During the first quarter of 2003, the Company’s lenders approved an amendment and waiver to its Senior Credit Facility that, among other things, permitted the Company to sell its directory business and that 75% of such proceeds would be used to repay outstanding Senior Credit Facility term loans. This amendment and waiver became effective on May 8, 2003, and on May 13, 2002, the Company paid down $106.7 million of the outstanding Senior Credit Facility term loans.

          With the company’s improved credit profile, we are currently exploring opportunities to raise additional capital to support the future growth of the business and to refinance our senior secured credit facilities with some combination of new senior and senior secured indebtedness that we expect would loosen certain restrictive covenants, including with respect to the payment of dividends. Such financing would be expected to extend the maturities of a portion of the Company’s debt facilities and may include increasing the Company’s total indebtedness by approximately $50 million.

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

          In December 2001, the Company entered into a material contract with the State of Alaska to provide it with comprehensive telecommunications services for a period of five years. This contract obligates the Company to, among other things, provide on the state’s behalf customer premise equipment and other capital assets which the Company believes will range between $45 million and $55 million over the term of the agreement, of which approximately $14.2 million has been expended through June 30, 2003. The Company intends to fund this commitment with cash on hand and cash flows from operations.

          On July 15, 2002 the Company fulfilled a commitment to Neptune to provide to that party a loan in the form of an unsecured note receivable totaling $15.0 million in return for certain consideration. The note bears interest at the applicable federal rate, which was 4.84% at June 30, 2003 and matures on July 15, 2022. Interest is payable semiannually, but the borrower may elect to add the interest to the principal in lieu of cash payments. The commitment was funded with cash on hand. In connection with this note, Neptune has granted the Company an option to purchase certain network assets of Neptune, no later than January 2, 2006, at a price equal to the then outstanding loan balance. The Company has also entered into a strategic agreement with Neptune for the life of the fiber optic cable system owned by Neptune. The significant provisions of this agreement are: i) purchase commitments by the Company for capacity in 2005 and 2007, the final price and quantity of which are subject to future events, ii) Neptune’s restoration of the Company’s traffic carried on another cable system, iii) and specific interconnection arrangements between the Company and Neptune, should the Company exercise its option to purchase certain network assets from Neptune. The Company is currently renegotiating the terms and conditions of this agreement and it is not possible to determine the ultimate outcome of these negotiations at this time.

          The local telephone network requires the timely maintenance of plant and infrastructure. The Company’s historical capital expenditures have been significant. The construction and geographic expansion of the Company’s wireless network has required significant capital. The implementation of the Company’s interexchange network and data services strategy is also capital intensive. In 1999, the Company purchased fiber capacity for $19.5 million, which was funded with monies borrowed to finance the 1999 acquisitions. Capital expenditures for fiscal year 2000 were $72.3 million, including $3.2 million in capital leases. Capital expenditures for fiscal year 2001 were $87.6 million, including $19.5 million for additional fiber capacity and $15.0 million for an IP based network and service center. Capital expenditures for fiscal year 2002 were $71.4 million, including $4.2 million in capital leases, approximately $12.4 million necessary to meet its obligations under a contract with the State of Alaska and approximately $5.0 million for the first phase of its build out of PCS licenses. The Company anticipates capital spending of between $50 million and $60 million for 2003, and has spent $17.6 million in the six months ended June 30, 2003, including property acquired under a mortgage of $2.3 million. The Company intends to fund its future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under the revolving credit facility.

          On May 8, 2003 the Company completed the sale of a majority interest in the newly formed ACS Media, LLC (the “Directories Business”) to the ACS Media Income Fund (the “Fund”). The Fund sold

17,500 units on May 8, 2003 for net proceeds of $110.4 million, after deducting its underwriters’ fees and transaction expenses of $10.2 million. The Fund’s net proceeds were used to acquire from the Company an 87.42% interest in the Directories Business. The Company received net proceeds of $105.1 million after deducting its fees and expenses associated with the transaction of $5.3 million.

          The Company entered into an arrangement with the Metropolitan Life Insurance Company (MetLife) to provide a credit facility to its Directories Business on May 8, 2003 immediately prior to the sale of its Directories Business to the Fund. The Directories Business then drew $35.0 million of term loans against the facility, using $1.5 million to pay fees and expenses related to the debt issuance and $0.1 million to prepay an annual agency fee to MetLife. Of the $33.4 million in net cash proceeds, $0.4 million was deposited into the Directories Business as cash working capital and $33.0 million was distributed to the Company as a dividend. The credit facility is non-recourse to the Company.

          As discussed above, as a condition of obtaining an amendment and waiver to the Company’s senior bank credit facility obtained to permit the sale of its Directories Business, the Company was required to use a specified amount of the proceeds to prepay a portion of the outstanding term loans under the facility. To fulfill this requirement, the Company prepaid $106.7 million of outstanding bank debt on May 13, 2003.

          The Company’s capital requirements may change due to, among other things, impacts of regulatory decisions that affect the Company’s ability to recover its investments, changes in technology, the effects of competition, changes in the Company’s business strategy, and the Company’s decision to pursue specific acquisition opportunities.

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

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

          Management is responsible for the financial statements presented elsewhere in this Form 10-Q and has evaluated the accounting policies used in their preparation. Management believes these policies to be reasonable and appropriate. The Company’s significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The following discussion identifies those accounting policies that management believes are critical in the preparation of the Company’s financial statements, the judgments and uncertainties affecting the application of those policies, and the possibility that materially different amounts would be reported under different conditions or using different assumptions.

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

          Access revenue is recognized when earned. The Company participates in toll revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At June 30, 2003, the Company had recorded liabilities of $15.4 million related to its estimate of refundable access revenue. Actual results could vary from this estimate.

          The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax basis of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. The cumulative valuation allowance against deferred tax assets is $59.1 million as of June 30, 2003.

          The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. Historically, lives approved for regulatory purposes have approximated economically useful lives. On July 21, 2002, the Company received an order from the RCA which extended lives approved for ratemaking purposes beyond the economically useful lives of the underlying assets. Management petitioned for reconsideration and the RCA has accepted additional testimony and held a hearing in June of 2003. A final order on the matter is not expected until the second half of 2003. The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $5.5 million as of June 30, 2003. The Company has also deferred as a regulatory asset $0.9 million of costs incurred in connection with regulatory rate making proceedings, which is being amortized over three years starting in 2003. The balance of this regulatory asset was $0.8 million at June 30, 2003. If the Company were not following SFAS No. 71, it would have recorded additional depreciation expense of $5.5 million for the intrastate and local jurisdictions and the deferred costs incurred in connection with regulatory rate making proceedings would have been charged to expense as incurred.

          Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. The Company determines the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The Company recognized in the first quarter of 2002 a transitional impairment loss of $105.4 million under SFAS No. 142 as the cumulative effect of a change in accounting principle in the consolidated statement of operations. At June 30, 2003, the Company had recorded goodwill of $38.4 million.

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

          The telecommunications industry is extremely competitive, and the Company expects competition to intensify in the future. As an incumbent local exchange carrier (“ILEC”), the Company faces competition mainly from resellers, local providers who lease its UNEs and, to a lesser degree, from facilities-based providers of local telephone services. In addition, as a result of the RCA’s recent affirmation of the APUC’s termination of the Company’s rural exemptions, the Company may be required to provide interconnection elements and/or wholesale discounted services to competitors in all or some of its rural service areas. Moreover, while wireless telephone services have historically complemented traditional LEC services, the Company anticipates that existing and emerging wireless technologies may increasingly compete with LEC services. In wireless services, the Company currently competes with at least one other wireless provider in each of its wireless service areas. In the highly competitive business for Internet access services, the Company currently competes with a number of established online service companies, interexchange carriers and cable companies. In the interexchange market, the Company believes it currently has less than 10% of total revenue in Alaska and faces competition from the two major interexchange providers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company has issued senior discount debentures, senior subordinated notes and has entered into a bank credit facility. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under the Company’s bank credit facilities. The Company uses derivative financial instruments, in particular an interest rate swap agreement, to partially hedge variable interest transactions. The Company’s derivative financial instrument transaction has been entered into for hedging purposes. The terms and characteristics of the derivative financial instruments are matched with the underlying on-balance sheet instrument or anticipated transactions and do not constitute speculative or leveraged positions independent of these exposures. During the quarter ended June 30, 2003, the Company prepaid $106.7 million of its bank credit facility as disclosed in Note 3 of the financial statements attached hereto.

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

          The Company’s LECs (ACSN, ACSF, ACSAK and ACSA) are currently negotiating and seeking arbitration of new interconnections agreements with General Communication, Inc. (“GCI”). A hearing is scheduled in the Anchorage matter for November 2003. The Company is seeking consolidation of the arbitrations for the other companies with the Anchorage arbitration.

          On March 25, 2003, the RCA issued an order approving new revenue requirements for ACSF, ACSAK, and ACSN. The order reduces the revenue requirements for ACSF and ACSN while slightly increasing the revenue requirement for ACSAK. During the second quarter, the Company filed its cost of service and rate designs and testimony for the three rural LECs. In addition, in May 2003, the RCA held a limited rehearing in the revenue requirement phase of the hearing for ACSA. The ACSA hearing reviewed the RCA’s decision to reduce the revenue requirement for ACSA by lengthening the service lives of specific assets and thereby reducing depreciation expense. The RCA’s decision on revenue requirements will have a direct impact on the retail rates and intrastate access rates that ACSA is allowed to charge. Once a revenue requirements order is issued by the RCA, ACSA will file cost of service and rate design studies consistent with that order.

          The Company previously reported that it had a dispute with GCI pending before the FCC concerning interstate access charges. This matter has been resolved.

          The Company has been involved with a number of service-oriented disputes with GCI. The RCA has ordered the Company to, amongst other things, construct new facilities for GCI to serve GCI customers and to provide GCI with access to the ACS ordering and provisioning systems. The Company is currently seeking review of these decisions. In May 2003, however, GCI filed a complaint against the Company with the FCC concerning service issues. While the Company intends to vigorously defend its actions, the potential for some liability exists and the Company cannot predict the final outcome of this proceeding.

          On May 14, 2001, the Company was served with a class action lawsuit concerning its interstate Infinite Minutes long distance plan. A trial is scheduled for September 2004. It is impossible to determine at this time the actual number of plaintiffs or the claims that will actually continue to be in dispute. The Company believes this suit is without merit and intends to vigorously defend its position.

          ACSW has petitioned the RCA for Eligible Telecommunications Carrier (“ETC”) status in two high cost areas of Alaska. The RCA has yet to take action on this petition. Meanwhile, Dobson Communications has also petitioned the RCA for ETC status in various parts of Alaska and has further sought to have the RCA redefine ILEC service areas based on wire centers.

          The Company is involved in various other claims, legal actions and regulatory proceedings arising in the ordinary course of business. See Note 12, Commitments and Contingencies, in the footnotes to the financial statements for additional information. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

          On December 3, 1999 the Company registered 6,021,489 shares under various employee and non-employee stock option plans and an employee stock purchase plan (File # 333-92091) on Form S-8 under the Securities Act of 1933. As of July 30, 2003, 2,848,603 option grants are outstanding under the employee stock option plans and 441,305 options have been exercised and converted into shares of the Company’s common stock. As of July 30, 2003, 110,093 shares have been awarded under the non-employee stock plan, of which 55,846 were elected to be deferred. As of July 30, 2003, 454,305 shares have been issued under the employee stock purchase plan. See Note 7, “Stock Incentive Plans” to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements for further discussion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Company held its Annual Meeting of Shareholders on June 19, 2003. The following matter was considered:

          1. All board nominees were elected as directors with the following vote:

Nominee	For	Withheld
Charles E. Robinson	26,392,978	3,117,051
W. Dexter Paine, III	26,394,992	3,115,037
Saul A. Fox	29,214,187	295,842
Byron I. Mallott	29,405,221	104,808
Wray T. Thorn	26,394,779	3,115,250
Brian Rogers	29,400,832	109,197
Charles P. Sitkin	29,385,707	124,322

ITEM 5. OTHER INFORMATION.

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

10.16	Directory Publication and Distribution Agreement dated May 8, 2003 effective as of January 1, 2001 by and among ACS of Anchorage, Inc., ACS of Fairbanks, Inc., ACS of Alaska, Inc., and ACS of the Northland, Inc.

31.1	Certification of Charles R. Robinson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin P. Hemenway, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Charles R. Robinson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin P. Hemenway, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

The following item was reported on Form 8-K, filed April 24, 2003:

Item 12. Disclosure of Results of Operations and Financial Condition - On April 24, 2003, Alaska Communications Systems Group, Inc. reported its operating results for the first quarter of 2003.

The following item was reported on Form 8-K, filed May 13, 2003 and amended on July 7, 2003:

Item 2. Acquisition or Disposition of Assets - On April 28, 2003, the Company entered into an underwriting agreement with a syndicate of Canadian investment banks to complete the sale of a majority interest in the newly formed ACS Media, LLC, the Company’s directory business. The Company subsequently filed on April 29, 2003, a final prospectus with Canadian securities regulators to sell a majority interest in ACS Media, LLC in a public offering in Canada to the ACS Media Income Fund, which is a Canadian income fund. The offering was sponsored by the Company. The transaction closed on May 8, 2003, with the Company selling an 87.42% interest and retaining a 12.58% interest in ACS Media, LLC.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2003	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Charles E. Robinson

Charles E. Robinson Chief Executive Officer and Chairman of the Board

/s/ Kevin P. Hemenway

Kevin P. Hemenway Senior Vice President and Chief Financial Officer (Principal Accounting Officer)