Form 10-K/A
period 2002-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2003-10-03
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from                      to      .

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

EXPLANATORY NOTE
Item 8. Financial Statements and Supplementary Data
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Exhibits
SIGNATURES
INDEPENDENT AUDITORS’ REPORT
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Schedule II – Valuation and Qualifying Accounts
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE

          The Company is filing this amendment to our Annual Report on Form 10-K for the year ended December 31, 2002, originally filed with the Securities and Exchange Commission on March 6, 2003 (the “Original Form 10-K”), in response to comments received from the Securities and Exchange Commission.

          On May 8, 2003, the Company completed the sale of a majority interest in the newly formed ACS Media, LLC (“the Directories Business”) through an initial public offering in Canada. Prior to this transaction, the Company reported its Directories Business as a separate segment. As a result of this sale, the Company is no longer directly engaged in the day-to-day management of that business and therefore the Directories Business no longer constitutes a reportable segment. The remaining segments of the Company for financial reporting purposes are local telephone, wireless, Internet, Interexchange, and all other. The Company restated Note 16 “Business Segments” in the accompanying Notes to the Consolidated Financial Statements to enable investors to compare the previous years’ reporting of this financial data to the new segment reporting structure.

          The Company and all of its subsidiaries are guarantors under ACS Holdings’ senior subordinated notes. All the Company’s and ACS Holdings’ subsidiaries are 100% wholly-owned. The guarantees are full and unconditional. In addition, all guarantees are joint and several. Accordingly, the Company is required to disclose condensed consolidating financial statement information. The Company added Note 21, “Condensed Consolidating Financial Statements,” to this 10-K/A to reflect the required consolidating financial information and removed Note 22, “Parent Company Financial Information,” filed in the Original 10-K.

          Except as specifically indicated herein, no other information included in our Annual Report on Form 10-K is amended by this Form 10-K/A. The filing of this Form 10-K/A shall not be deemed an admission that the Original Form 10-K, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

          Other than those items mentioned above, this Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update disclosures on the Original Form 10-K in any way. For a more recent description of our business and the risk factors that may affect our business, results of operations and financial condition we urge you to carefully review and consider the various disclosures we have made in our recent reports filed with the Securities and Exchange Commission, including our Current Reports on Form 8-K, our Quarterly Reports on Form 10-Q for the first and second quarters of 2003 and our future filings with the SEC.

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

The following item was reported on Form 8-K, filed October 2, 2002:

Item 5 Other Events – Carl H. Marrs submitted his resignation as director of Alaska Communications Systems Group, Inc. effective as of October 2, 2002. Mr. Marrs cited concerns regarding the time and effort of his other commitments as his reasons for tendering his resignation.

     (c)  Exhibits

Exhibit
No.	Description

2.1	Purchase Agreement, dated as of August 14, 1998, as amended, by and among ALEC Acquisition Sub Corp., CenturyTel of the Northwest, Inc. and CenturyTel Wireless, Inc. (1)

2.2	Asset Purchase Agreement, dated as of October 20, 1998, by and between Alaska Communications Systems, Inc. and the Municipality of Anchorage (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated By-Laws of the Registrant (4)

4.1	Indenture, dated as of May 14, 1999, by and between Alaska Communications Systems Holdings, Inc., the Guarantors (as defined therein) and IBJ Whitehall Bank & Trust Company (1)

4.2	Purchase Agreement, dated as of May 11, 1999, by and among Alaska Communications Systems Holdings, Inc., the Guarantors, Chase Securities Inc., CIBC World Markets Corp. and Credit Suisse First Boston Corporation (1)

4.3	Indenture, dated as of May 14, 1999, by and between the Registrant and The Bank of New York (1)

4.4	Purchase Agreement, dated as of May 11, 1999, by and among the Registrant, DLJ Investment Partners, L.P., DLJ Investment Funding, Inc. and DLJ ESC II, L.P. (1)

4.5	Stockholders’ Agreement, dated as of May 14, 1999, by and among the Registrant and the Investors listed on the signature pages thereto (1)

4.6	First Amendment to Stockholders’ Agreement, dated as of July 6, 1999, by and among the Registrant and the Stockholders listed on the signature pages thereto (2)

4.7	First Amendment, dated as of October 29, 1999, to Indenture listed as Exhibit No. 4.3 (3)

4.8	Specimen of Common Stock Certificate (4)

4.9	Second Amendment to Stockholders’ Agreement, dated as of November 16, 1999 by and among the Registrant and the Stockholders listed on the signature pages thereto (4)

4.10	Form of Second Amendment dated as of November 17, 1999 to Indenture listed as Exhibit No. 4.3 (4)

10.1	Exchange and Registration Rights Agreement, dated as of May 14, 1999, by and among Alaska Communications Systems Holdings, Inc., the Guarantors, Chase Securities Inc., CIBC World Markets Corp. and Credit Suisse First Boston Corporation (1)

10.2	Exchange and Registration Rights Agreement, dated as of May 14, 1999, by and among the Registrant, DLJ Investment Partners, L.P., DLJ Investment Funding, Inc. and DLJ ESC II L.P. (1)

10.3	Credit Agreement, dated as of May 14, 1999, by and among the Registrant, Alaska Communications Systems Holdings, Inc., the financial institutions Lenders party thereto, The Chase Manhattan Bank, Credit Suisse First Boston and Canadian Imperial Bank of Commerce (1)

10.4	ALEC Holdings, Inc. 1999 Stock Incentive Plan (1)

10.5	Amendment No. 1, dated as of October 19, 1999 to Credit Agreement listed as Exhibit No. 10.3 (3)

10.6	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan (4)

10.7	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan (4)

10.8	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan (4)

10.9	Comprehensive Telecommunications Service Agreement Number 99-123-A between the State of Alaska and Alaska Communications Systems Group, Inc., dated as of December 10, 2001 (5)

10.10	Employment Agreement, dated as of May 3, 2001 by and among Alaska Communications Systems Group, Inc., the Registrant and Charles E. Robinson (6)

10.11	Employment Agreement, dated as of May 3, 2001 by and among Alaska Communications Systems Group, Inc., the Registrant and Wesley E. Carson (6)

10.12	Amendment and waiver, dated as of June 27, 2002 to the Credit Agreement listed as Exhibit No. 10.3 (7)

21.1	Subsidiaries of the Registrant (8)

23.1	Consent of Deloitte & Touche LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.

31.1	Certification of Charles R. Robinson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin P. Hemenway, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Charles R. Robinson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin P. Hemenway, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 file No. 333-82361 filed on July 7, 1999 and incorporated by reference thereto.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4/A file No. 333-82361 filed on October 8, 1999 and incorporated by reference thereto.

(3)	Filed as an exhibit to the Registrant’s Form 8-K filed on November 5, 1999 and incorporated by reference thereto.

(4)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1/A file No. 333-888753 filed on November 17, 1999 and incorporated by reference thereto.

(5)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 29, 2002 and incorporated by reference thereto.

(6)	Filed as an exhibit to the Registrant’s Form 10-Q filed on April 30, 2002 and incorporated by reference thereto.

(7)	Filed as an exhibit to the Registrant’s Form 10-Q filed on July 31, 2002 and incorporated by reference thereto.

(8)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 6, 2003 and incorporated by reference thereto.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Signature	Title	Date

/s/ Charles E. Robinson Charles E. Robinson	Chief Executive Officer and Chairman of the Board	October 3, 2003

/s/ Kevin P. Hemenway Kevin P. Hemenway	Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)	October 3, 2003

/s/ Byron I. Mallott Byron I. Mallott	Director	October 3, 2003

/s/ Brian Rogers Brian Rogers	Director	October 3, 2003

/s/ W. Dexter Paine, III W. Dexter Paine, III	Director	October 3, 2003

/s/ Saul A. Fox Saul A. Fox	Director	October 3, 2003

/s/ Wray T. Thorn Wray T. Thorn	Director	October 3, 2003

/s/ Charles P. Sitkin Charles P. Sitkin	Director	October 3, 2003

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

          As discussed in Note 5 to the consolidated financial statements, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
February 20, 2003
(August 5, 2003 as to Notes 16 and 21)

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

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

	2002	2001	2000

Operating revenues:
Local telephone	$226,447	$221,411	$222,268
Wireless	43,180	41,894	41,155
Directory	33,604	33,870	29,156
Internet	20,847	13,724	9,170
Interexchange	19,424	21,316	11,778

Total operating revenues	343,502	332,215	313,527
Operating expenses:
Local telephone (exclusive of depreciation and amortization)	117,277	120,465	131,542
Wireless (exclusive of depreciation and amortization)	27,912	25,649	26,306
Directory (exclusive of depreciation and amortization)	14,170	14,684	13,334
Internet (exclusive of depreciation and amortization)	29,502	15,677	11,785
Interexchange (exclusive of depreciation and amortization)	27,547	29,509	19,749
Unusual charges	—	—	5,288
Depreciation and amortization	82,940	79,108	71,755
Goodwill impairment loss	64,755	—	—

Total operating expenses	364,103	285,092	279,759

Loss on disposal of assets, net	2,163	—	—
Operating income (loss)	(22,764)	47,123	33,768
Other income and expense:
Interest expense	(51,704)	(60,157)	(64,559)
Interest income and other	2,203	3,250	6,609
Equity in income (loss) of investments	—	69	(303)

Total other income (expense)	(49,501)	(56,838)	(58,253)

Loss before income taxes, discontinued operations and cumulative effect of change in accounting principle	(72,265)	(9,715)	(24,485)
Income tax benefit	—	195	197

Loss from continuing operations	(72,265)	(9,520)	(24,288)
Loss from discontinued operations	(7,632)	(1,718)	(917)

Loss before cumulative effect of change in accounting principle	(79,897)	(11,238)	(25,205)
Cumulative effect of change in accounting principle	(105,350)	—	—

Net loss	$(185,247)	$(11,238)	$(25,205)

Loss per share - basic and diluted:
Loss from continuing operations	$(2.30)	$(0.30)	$(0.74)
Loss from discontinued operations	(0.24)	(0.06)	(0.03)

Loss before cumulative effect of change in accounting principle	(2.54)	(0.36)	(0.77)
Cumulative effect of change in accounting principle	(3.35)	—	—

Net loss	$(5.89)	$(0.36)	$(0.77)

Weighted average shares outstanding:
Basic	31,464	31,523	32,654

Diluted	31,474	31,523	32,654

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
Net loss per share - basic and diluted:
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

Recent Accounting Pronouncements

          In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 has no effect on our financial position, results of operations or cash flows.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

2. ACQUISITIONS (Continued)

          On June 16, 2000, the Company acquired a 100% interest in Internet Alaska, Inc. It previously held a minority interest of 28.5%. On July 6, 2001, The Company acquired the assets and business of Internet Plus, L.L.C., dba MosquitoNet, a Fairbanks based Internet service provider with approximately 5,000 customers. These acquisitions have been accounted for using the purchase method and the operating results from these acquisitions have been included in the consolidated statements of operations from the dates of acquisition. Pro forma information is not provided since the impact of these acquisitions does not have a material effect on the Company’s financial position, results of operations and cash flows.

3. ACCOUNTS RECEIVABLE

          Accounts receivable - trade consists of the following at December 31, 2002 and 2001:

	2002	2001

Accounts receivable - trade:
Customers	$37,638	$33,613
Connecting companies	12,032	13,822
Other	5,225	4,421

	54,895	51,856
Less allowance for doubtful accounts	6,075	4,944

Accounts receivable - trade, net	$48,820	$46,912

4. PROPERTY, PLANT AND EQUIPMENT

          Property, plant, and equipment consists of the following at December 31, 2002 and 2001:

	2002	2001

Property, plant, and equipment:
Land, buildings and support assets	$192,832	$178,736
Central office switching and transmission	314,316	309,291
Outside plant cable and wire facilities	499,720	486,352
Wireless switching and transmission systems	51,538	40,224
Other	4,393	2,359
Assets held for future use	3,492	—
Construction work in progress	24,074	19,867

	1,090,365	1,036,829
Less accumulated depreciation and amortization	625,276	557,849

Property, plant and equipment, net	$465,089	$478,980

          The following is a summary of property held under capital leases included in the above property, plant and equipment:

	2002	2001

Property held under capital leases:
Land, buildings and support assets	$16,930	$13,318
Outside plant cable and wire facilities	2,710	2,710

	19,640	16,028
Less accumulated depreciation and amortization	6,612	4,810

Property held under capital leases, net	$13,028	$11,218

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

          Wireless and PCS licenses have terms of 10 years, but are renewable indefinitely through a routine process involving a nominal fee. The Company has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its wireless and PCS licenses. Therefore, the Company is no longer amortizing its wireless and PCS licenses based on the determination that these assets have indefinite lives. In accordance with SFAS No. 142, the Company will evaluate its determination of an indefinite useful life of its wireless and PCS licenses each reporting period. SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment at least annually by comparing the fair value of the assets to their carrying amount. Upon adoption of SFAS No. 142 on January 1, 2002, the Company completed an impairment test for its wireless and PCS licenses that determined recognition of an impairment loss was not necessary, as the carrying value of its wireless and PCS licenses did not exceed their fair value. The Company performs its annual impairment test as of the beginning of the fourth quarter or more frequently if events or changes in circumstance indicate possible impairment. The Company determined the fair value of its wireless and PCS licenses for purposes of these tests primarily by first performing a market value comparison of similar licenses against their carrying value and then performing a discounted cash flow valuation of the reporting unit against its total carrying value, including these licenses.

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

          The changes in the carrying value of goodwill by segment for the year ended December 31, 2002 are as follows:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Total

Balance, December 31, 2001	$191,351	$8,851	$8,146	$151	$41,996	$250,495
Impairment losses included in discontinued operations	—	—	—	—	(3,165)	(3,165)
Impairment losses - transitional	(97,053)	—	(8,146)	(151)	—	(105,350)
Impairment losses - annual test	(64,755)	—	—	—	—	(64,755)

Balance, December 31, 2002	$29,543	$8,851	$—	$—	$38,831	$77,225

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

6. ACCOUNTS PAYABLE, ACCRUED AND OTHER CURRENT LIABILITIES

          Accounts payable, accrued and other current liabilities consist of the following at December 31, 2002 and 2001:

	2002	2001

Accounts payable - trade	$11,435	$10,138
Accrued payroll, benefits, and related liabilities	6,413	8,379
Accrued personal time off	5,200	5,207
Accrued interest	6,392	7,269
Refundable access revenue	9,147	22,688
Other	11,209	9,400

Accounts payable, accrued and other current liabilities	$49,796	$63,081

7. LONG-TERM OBLIGATIONS

          Long-term obligations consist of the following at December 31, 2002 and 2001:

	2002	2001

Senior credit facility term loan - tranche A	$148,500	$150,000
Senior credit facility term loan - tranche B	148,500	150,000
Senior credit facility term loan - tranche C	133,650	135,000
9 3/8% senior subordinated notes due 2009	150,000	150,000
13% senior discount debentures due 2011	17,313	17,313
Original issue discount - 13% senior discount debentures due 2011	(2,381)	(2,666)
Capital leases and other long-term obligations	12,181	11,603

	607,763	611,250
Less current portion	5,649	4,823

Long-term obligations, net of current portion	$602,114	$606,427

          The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to December 31, 2002 are as follows:

2003	$5,649
2004	5,775
2005	4,976
2006	147,562
2007	144,624
Thereafter	299,177

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

11. INCOME TAXES

          The Company’s combined federal income and state effective income tax rate from continuing operations was a benefit of 0.0%, 1.7%, and 0.8% in 2002, 2001 and 2000, respectively. The difference between taxes calculated as if the statutory federal rate of 34% was applied to loss from continuing operations before income tax and the recorded tax benefit is reconciled as follows:

	2002	2001	2000

Computed federal income taxes at the 34% statutory rate	$(24,570)	$(3,303)	$(8,579)
Increase (reduction) in tax resulting from:
State income taxes (net federal benefit)	(4,144)	(628)	(1,438)
Original issue discount interest	194	182	211
Amortization of investment tax credits	—	(195)	(197)
Prior year adjustment	313	—	—
Other	495	277	(31)
Valuation allowance - book net operating loss	27,712	3,472	9,837

Total income tax benefit	$—	$(195)	$(197)

          The benefit for income taxes is summarized as follows:

	2002	2001	2000

Current:
Federal income tax	$—	$—	$—
State income tax	—	—	—

Total current	—	—	—

Deferred:
Federal income tax	—	—	—
State income tax	—	—	—

Total deferred	—	—	—
Amortization of investment tax credits	—	(195)	(197)

Total income tax benefit	$—	$(195)	$(197)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

11. INCOME TAXES (Continued)

          The effect of significant items comprising the Company’s net deferred tax liability at 34% were as follows:

	2002	2001	2000

Deferred tax liabilities - long-term:
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

          The Company has available at December 31, 2002 unused operating loss carryforwards of $146,819 that may be applied against future taxable income and that expire as shown below. Per the schedule below the total Net Operating Loss (“NOL”) is made up of NOLs generated by the consolidated group and NOLs obtained with the 2000 acquisition of Internet Alaska. The Internet Alaska NOLs are limited by special rules known as Separate Return Limitation Year (“SRLY”) rules. SRLY NOLs can only be used in years that both the Consolidated Group and the entity that created the SRLY NOLs have taxable income. The tax benefits derived from the utilization of the SRLY NOLs will increase retained earnings.

	Internet		Total
Year of	Alaska’s	Unused Operating	Unused Operating
Expiration	SRLY	Loss Carryforwards	Loss Carryforwards

2017	$27	$—	$27
2018	328	42	370
2019	852	18,413	19,265
2020	2,631	54,144	56,775
2021	—	48,354	48,354
2022	—	22,028	22,028

	$3,838	$142,981	$146,819

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

	2002	2001	2000

Numerator:
Loss from continuing operations	$(72,265)	$(9,520)	$(24,288)
Loss from discontinued operations	(7,632)	(1,718)	(917)

Loss before cumulative effect of change in accounting principle	(79,897)	(11,238)	(25,205)
Cumulative effect of change in accounting principle	(105,350)	—	—

Net loss	$(185,247)	$(11,238)	$(25,205)

Denominator:
Weighted average shares outstanding - basic	31,464	31,523	32,654
Dilutive potential common shares - stock options	10	—	—

Weighted average shares outstanding - diluted	31,474	31,523	32,654

Basic earnings per share:
Loss from continuing operations	$(2.30)	$(0.30)	$(0.74)
Loss from discontinued operations	(0.24)	(0.06)	(0.03)

Loss before cumulative effect of change in accounting principle	(2.54)	(0.36)	(0.77)
Cumulative effect of change in accounting principle	(3.35)	—	—

Net loss	$(5.89)	$(0.36)	$(0.77)

Diluted earnings per share:
Loss from continuing operations	$(2.30)	$(0.30)	$(0.74)
Loss from discontinued operations	(0.24)	(0.06)	(0.03)

Loss before cumulative effect of change in accounting principle	(2.54)	(0.36)	(0.77)
Cumulative effect of change in accounting principle	(3.35)	—	—

Net loss	$(5.89)	$(0.36)	$(0.77)

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

          The following is a reconciliation of the beginning and ending balances for 2001 and 2000 for the projected benefit obligation and the plan assets for the ACS Retirement Plan:

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

15. RETIREMENT PLANS (Continued)

     The net amounts recognized in the balance sheet were classified as follows at December 31, 2002 and 2001:

	2002	2001

Accrued benefit liability	$(2,931)	$(372)
Intangible asset	1,551	1,755
Accumulated other comprehensive loss	4,734	2,392

Net amount recognized	$3,354	$3,775

     The actuarial assumptions used to account for the plan as of December 31, 2002 and 2001 are as follows:

	2002	2001

Discount rate	6.75%	7.25%
Expected return on assets	8.50%	8.50%
Rate of compensation increase	0.00%	0.00%

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

     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2002:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$226,447	$43,233	$20,848	$29,708	$58,411	$(35,145)	$343,502
Depreciation and amortization	55,498	5,541	6,744	2,256	12,901	—	82,940
Operating income (loss)	32,005	3,647	(21,468)	(1,250)	(35,622)	(76)	(22,764)
Interest expense	435	(5)	(146)	(330)	(51,658)	—	(51,704)
Interest income	3	3	—	2	2,416	—	2,424
Income tax provision (benefit)	13,214	1,527	—	—	(14,741)	—	—
Income (loss) from continuing operations	19,199	2,113	(21,619)	(1,583)	(70,299)	(76)	(72,265)
Total assets	524,322	83,601	(27,156)	7,412	113,441	—	701,620
Capital expenditures	31,186	14,007	16,604	228	9,439	—	71,464

     Operating revenues disclosed above include intersegment operating revenues of $22,634 for local telephone, $1,786 for wireless, $13,965 for interexchange and $1,400 for all other. In accordance with SFAS No. 71, intercompany revenues between local telephone and non-local telephone operations are not eliminated above.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

16. BUSINESS SEGMENTS (Continued)

     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2001:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$221,411	$41,923	$13,726	$30,795	$50,942	$(26,582)	$332,215
Depreciation and amortization	53,242	5,626	2,606	2,284	15,350	—	79,108
Operating income (loss)	34,794	5,084	(9,504)	(1,752)	18,501	—	47,123
Interest expense	(1,716)	(36)	(97)	(302)	(58,006)	—	(60,157)
Interest income	13	14	—	—	1,963	—	1,990
Income tax provision (benefit)	13,534	2,164	—	—	(15,893)	—	(195)
Income (loss) from continuing operations	19,560	2,966	(9,591)	(2,049)	(20,406)	—	(9,520)
Total assets	652,481	106,851	3,622	28,758	109,802	—	901,514
Capital expenditures	45,635	5,786	16,319	19,787	55	—	87,582

     Operating revenues disclosed above include intersegment operating revenues of $21,677 for local telephone, $1,603 for wireless, $2 for Internet, $13,851 for interexchange and $1,400 for all other. In accordance with SFAS No. 71, intercompany revenues between local telephone and non-local telephone operations are not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2000:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total

Operating revenues	$222,268	$41,205	$9,172	$19,773	$45,765	$(24,656)	$313,527
Depreciation and amortization	56,912	5,029	1,495	1,345	6,974	—	71,755
Operating income (loss)	31,751	6,414	(8,760)	(1,325)	5,688	—	33,768
Interest expense	(1,046)	(11)	(109)	(312)	(63,081)	—	(64,559)
Interest income	105	215	—	—	6,498	—	6,818
Income tax provision (benefit)	7,913	2,703	—	—	(10,813)	—	(197)
Income (loss) from continuing operations	22,814	3,944	(8,863)	(1,631)	(40,552)	—	(24,288)
Total assets	633,799	106,878	25,070	43,568	98,970	—	908,285
Capital expenditures	53,974	11,505	3,252	3,030	492	—	72,253

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

19. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     The following table summarizes the Company’s carrying values and fair values of the debt components of its financial instruments at December 31, 2002:

	Carrying	Fair
	Value	Value

Senior credit facility term debt - tranche A	$148,500	$148,500
Senior credit facility term debt - tranche B	148,500	148,500
Senior credit facility term debt - tranche C	133,650	133,650
9 3/8% senior subordinated notes due 2009	150,000	107,250
13% senior discount debentures due 2011	14,932	21,316
Capital leases and other long-term obligations	12,181	12,181

	$607,763	$571,397

     The following table summarizes the Company’s carrying values and fair values of the debt components of its financial instruments at December 31, 2001:

	Carrying	Fair
	Value	Value

Senior credit facility term debt - tranche A	$150,000	$150,000
Senior credit facility term debt - tranche B	150,000	150,000
Senior credit facility term debt - tranche C	135,000	135,000
9 3/8% senior subordinated notes due 2009	150,000	148,500
13% senior discount debentures due 2011	14,647	21,212
Capital leases and other long-term obligations	11,603	11,603

	$611,250	$616,315

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     ACS Group and ACS Holdings’ subsidiaries are guarantors under ACS Holdings’ 9 3/8 % senior subordinated notes. All ACS Group’s and Holdings’ subsidiaries (the “ Combined Subsidiaries”) are 100% owned. The guarantees are full and unconditional. In addition, all guarantees are joint and several. The Company’s senior credit facility and the senior subordinated notes’ indenture restrict the subsidiaries’ ability to pay dividends (and make other distributions) to ACS Group. Accordingly, the interim condensed consolidating financial statements are presented below.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Balance Sheet
December 31, 2001

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1,239	$39,773	$—	$—	$41,012
Restricted cash	—	6,932	—	—	6,932
Accounts receivable-trade, net	26,707	20,205	—	—	46,912
Accounts receivable-affiliates	26,351	(23,876)	(2,475)	—	—
Materials and supplies	8,698	25	—	—	8,723
Prepayments and other current assets	4,115	1,917	—	—	6,032

Total current assets	67,110	44,976	(2,475)	—	109,611
Investments	—	683,372	222,507	(905,879)	—
Property, plant and equipment	938,367	98,462	—	—	1,036,829
Less: accumulated depreciation	530,728	27,121	—	—	557,849

Property, plant and equipment, net	407,639	71,341	—	—	478,980
Goodwill	11,311	—	—	239,184	250,495
Intangible assets	25,228	1,557	—	—	26,785
Debt issuance costs, net	—	25,321	447	—	25,768
Deferred charges and other assets	1,249	8,626	—	—	9,875

Total assets	$512,537	$835,193	$220,479	$(666,695)	$901,514

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$514	$4,593	$(284)	$—	$4,823
Accounts payable-affiliates	—	1,303	—	—	1,303
Accounts payable, accrued and other current liabilities	32,273	30,492	316	—	63,081
Advance billings and customer deposits	9,190	—	—	—	9,190

Total current liabilities	41,977	36,388	32	—	78,397
Long-term obligations, net of current portion	6,876	584,620	14,931	—	606,427
Deferred income taxes	10,076	(10,076)	—	—	—
Other deferred credits and long-term liabilities	9,420	15,583	—	—	25,003
Stockholders’ equity:
Common stock	25		332	(25)	332
Treasury stock	—	—	(9,735)	—	(9,735)
Paid in capital in excess of par value	283,185	287,242	276,840	(570,427)	276,840
Retained earnings (accumulated deficit)	160,978	(64,735)	(61,921)	(96,243)	(61,921)
Accumulated other comprehensive loss	—	(13,829)	—	—	(13,829)

Total stockholders’ equity	444,188	208,678	205,516	(666,695)	191,687

Total liabilities and stockholders’ equity	$512,537	$835,193	$220,479	$(666,695)	$901,514

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2002

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated

Operating revenue:
Local telephone	$226,447	$—	$—	$—	$226,447
Wireless	43,233	—	—	(53)	43,180
Directory	33,604	—	—	—	33,604
Internet	20,848	—	—	(1)	20,847
Interexchange	29,708	—	—	(10,284)	19,424
Other	716	24,807	—	(25,523)	—

Total operating revenue	354,556	24,807	—	(35,861)	343,502
Operating expense:
Local telephone (exclusive of depreciation and amortization)	138,948	2,188	—	(23,859)	117,277
Wireless (exclusive of depreciation and amortization)	33,940	—	—	(6,028)	27,912
Directory (exclusive of depreciation and amortization)	14,189	—	—	(19)	14,170
Internet (exclusive of depreciation and amortization)	35,547	—	—	(6,045)	29,502
Interexchange (exclusive of depreciation and amortization)	28,666	—	—	(1,119)	27,547
Other (exclusive of depreciation and amortization)	1,158	—	—	(1,158)	—
Depreciation and amortization	70,181	12,890	—	(131)	82,940
Goodwill impairment loss	—	64,755	—	—	64,755

Total operating expense	322,629	79,833	—	(38,359)	364,103
Loss on disposal of assets	204	—	—	1,959	2,163

Operating income (loss)	31,723	(55,026)	—	539	(22,764)
Other income (expense):
Interest expense	(79)	(49,067)	(2,591)	33	(51,704)
Interest income and other	(37)	(3,978)	(182,656)	188,874	2,203

Total other expense	(116)	(53,045)	(185,247)	188,907	(49,501)

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	31,607	(108,071)	(185,247)	189,446	(72,265)
Income tax expense (benefit)	22,718	(22,718)	—	—	—

Income (loss) from continuing operations	8,889	(85,353)	(185,247)	189,446	(72,265)
Loss from discontinued operations	(6,810)	(250)	—	(572)	(7,632)

Income (loss) before cumulative effect of change in accounting principle	2,079	(85,603)	(185,247)	188,874	(79,897)
Cumulative effect of change in accounting principle	(8,297)	(97,053)	—	—	(105,350)

Net income (loss)	$(6,218)	$(182,656)	$(185,247)	$188,874	$(185,247)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2001

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated

Operating revenue:
Local telephone	$221,411	$—	$—	$—	$221,411
Wireless	41,923	—	—	(29)	41,894
Directory	33,870	—	—	—	33,870
Internet	13,726	—	—	(2)	13,724
Interexchange	30,795	—	—	(9,479)	21,316
Other	960	17,072	—	(18,032)	—

Total operating revenue	342,685	17,072	—	(27,542)	332,215
Operating expense:
Local telephone (exclusive of depreciation and amortization)	133,181	2,475	—	(15,191)	120,465
Wireless (exclusive of depreciation and amortization)	31,213	—	—	(5,564)	25,649
Directory (exclusive of depreciation and amortization)	14,713	—	—	(29)	14,684
Internet (exclusive of depreciation and amortization)	20,624	—	—	(4,947)	15,677
Interexchange (exclusive of depreciation and amortization)	30,263	—	—	(754)	29,509
Other (exclusive of depreciation and amortization)	1,949	—	—	(1,949)	—
Depreciation and amortization	64,463	15,348	—	(703)	79,108

Total operating expense	296,406	17,823	—	(29,137)	285,092
Loss on disposal of assets	—	—	—	—	—

Operating income (loss)	46,279	(751)	—	1,595	47,123
Other income (expense):
Interest expense	(2,277)	(55,414)	(2,592)	126	(60,157)
Interest income and other	116	23,660	(8,646)	(11,811)	3,319

Total other expense	(2,161)	(31,754)	(11,238)	(11,685)	(56,838)

Income (loss) before income taxes and and discontinued operations	44,118	(32,505)	(11,238)	(10,090)	(9,715)
Income tax expense (benefit)	23,664	(23,859)	—	—	(195)

Income (loss) from continuing operations	20,454	(8,646)	(11,238)	(10,090)	(9,520)
Loss from discontinued operations	—	—	—	(1,718)	(1,718)

Net income (loss)	$20,454	$(8,646)	$(11,238)	$(11,808)	$(11,238)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2000

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated

Operating revenue:
Local telephone	$222,268	$—	$—	$—	$222,268
Wireless	41,205	—	—	(50)	41,155
Directory	29,156	—	—	—	29,156
Internet	9,172	—	—	(2)	9,170
Interexchange	19,773	—	—	(7,995)	11,778
Other	1,131	16,609	—	(17,740)	—

Total operating revenue	322,705	16,609	—	(25,787)	313,527
Operating expense:
Local telephone (exclusive of depreciation and amortization)	145,682	2,469	—	(16,609)	131,542
Wireless (exclusive of depreciation and amortization)	29,762	—	—	(3,456)	26,306
Directory (exclusive of depreciation and amortization)	13,334	—	—	—	13,334
Internet (exclusive of depreciation and amortization)	16,348	—	—	(4,563)	11,785
Interexchange (exclusive of depreciation and amortization)	19,753	—	—	(4)	19,749
Other (exclusive of depreciation and amortization)	1,482	—	—	(1,482)	—
Unusual charges	5,288	—	—	—	5,288
Depreciation and amortization	57,429	14,836	—	(510)	71,755

Total operating expense	289,078	17,305	—	(26,624)	279,759

Loss on disposal of assets	—	—	—	—	—

Operating income (loss)	33,627	(696)	—	837	33,768
Other income (expense):
Interest expense	(1,629)	(60,480)	(2,601)	151	(64,559)
Interest income and other	349	18,496	(22,604)	10,065	6,306

Total other expense	(1,280)	(41,984)	(25,205)	10,216	(58,253)

Income (loss) before income taxes and discontinued operations	32,347	(42,680)	(25,205)	11,053	(24,485)
Income tax expense (benefit)	16,830	(17,027)	—	—	(197)

Income (loss) from continuing operations	15,517	(25,653)	(25,205)	11,053	(24,288)
Loss from discontinued operations	—	—	—	(917)	(917)

Net income (loss)	$15,517	$(25,653)	$(25,205)	$10,136	$(25,205)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2002

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated

Net cash provided (used) by operating activities	$59,261	$6538	$(972)	$—	$64,827
Cash Flows from Investing Activities:
Construction and capital expenditures	(57,538)	(9,439)	—	—	(66,977)
Acquisition of PCS license	(300)	—	—	—	(300)
Issuance of note receivable	—	(15,000)	—	—	(15,000)
Other investing activities	—	3,706	—	—	3,706

Net cash used by investing activities	(57,838)	(20,733)	—	—	(78,571)
Cash Flows from Financing Activities:
Payments on long-term debt	(2,735)	(4,593)	—	—	(7,328)
Dividends	—	(2,347)	2,347	—	—
Purchase of treasury stock	—	—	(2,347)	—	(2,347)
Issuance of common stock	—	—	972	—	972

Net cash provided (used) by financing activities	(2,735)	(6,940)	972	—	(8,703)
Decrease in cash and cash equivalents	(1,312)	(21,135)	—	—	(22,447)
Cash and cash equivalents, beginning of the period	1,239	39,773	—	—	41,012

Cash and cash equivalents, end of the period	$(73)	$18,638	$—	$—	$18,565

Supplemental Cash Flow Data:
Interest paid	$86	$45,774	$2,227	$—	$48,087
Income taxes paid	$—	$—	$—	$—	$—
Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$4,187	$—	$—	$—	$4,187
Minimum pension liability adjustment	$—	$2,342	$—	$—	$2,342
Interest rate swap marked to market	$—	$2,715	$—	$—	$2,715

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2001

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated

Net cash provided (used) by operating activities	$88,111	$(11,474)	$(1,374)	$—	$75,263
Cash Flows from Investing Activities:
Construction and capital expenditures	(87,548)	(34)	—	—	(87,582)
Other investing activities	—	(6,901)	—	—	(6,901)

Net cash used by investing activities	(87,548)	(6,935)	—	—	(94,483)
Cash Flows from Financing Activities:
Payments on long-term debt	(1,337)	(1,701)	—	—	(3,038)
Dividends	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—
Issuance of common stock	—	—	1,374	—	1,374

Net cash provided (used) by financing activities	(1,337)	(1,701)	1,374	—	(1,664)
Decrease in cash and cash equivalents	(774)	(20,110)	—	—	(20,884)
Cash and cash equivalents, beginning of the period	2,013	59,883	—	—	61,896

Cash and cash equivalents, end of the period	$1,239	$39,773	$—	$—	$41,012

Supplemental Cash Flow Data:
Interest paid	$2,285	$47,171	$2,260	$—	$51,716
Income taxes paid	$—	$—	$—	$—	$—
Supplemental Noncash Transactions:
Minimum pension liability adjustment	$—	$2,392	$—	$—	$2,392
Interest rate swap marked to market	$—	$11,437	$—	$—	$11,437

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2002, 2001 and 2000
(In Thousands Except Per Share Amounts)

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2000

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated

Net cash provided (used) by operating activities	$69,421	$74,412	$(95,340)	$—	$48,493
Cash Flows from Investing Activities:
Construction and capital expenditures	(68,609)	(492)	—	—	(69,101)
Other investing activities	—	(5,598)	—	—	(5,598)

Net cash used by investing activities	(68,609)	(6,090)	—	—	(74,699)
Cash Flows from Financing Activities:
Payments on long-term debt	(3,058)	(3,451)	—	—	(6,509)
Dividends	—	(9,735)	9,735	—	—
Purchase of treasury stock	—	—	(9,735)	—	(9,735)
Issuance of common stock	—	—	2,352	—	2,352

Net cash provided (used) by financing activities	(3,058)	(13,186)	2,352	—	(13,892)
Increase (decrease) in cash and cash equivalents	(2,246)	55,136	(92,988)	—	(40,098)
Cash and cash equivalents, beginning of the period	4,259	4,747	92,988	—	101,994

Cash and cash equivalents, end of the period	$2,013	$59,883	$—	$—	$61,896

Supplemental Cash Flow Data:
Interest paid	$1,635	$55,783	$2,254	$—	$59,672
Income taxes paid	$—	$—	$—	$—	$—
Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$3,152	$—	$—	$—	$3,152
Note payable in connection with acquisition	$—	$2,250	$—	$—	$2,250

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
Income (loss) per share - basic and diluted:
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
Loss per share - basic and diluted:
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

     On March 30, 2002, the Company approved a plan to sell its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations for all periods presented. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets and a transitional impairment loss of $105,350 was recognized as the cumulative effect of a change in accounting principle in the consolidated statement of operations. The Company performed its annual goodwill impairment test during the fourth quarter of 2002 and recorded a goodwill impairment loss of $64,755 in operating expenses of the consolidated statement of operations. less collection of amounts previously written off.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Schedule II – Valuation and Qualifying Accounts
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