Form 10-Q
period 2004-03-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2004-05-12
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

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

Yes ✓	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No ✓

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	No

APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the registrant’s Common Stock, as of May 10, 2004 was 29,598,576.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Balance Sheets
(Unaudited, In Thousands Except Per Share Amounts)

	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$92,279	$97,798
Restricted cash	3,635	3,635
Accounts receivable-trade, net of allowance of $4,283 and $4,432	37,592	41,718
Materials and supplies	9,171	10,099
Prepayments and other current assets	5,743	5,850

Total current assets	148,420	159,100
Property, plant and equipment	1,044,547	1,041,904
Less: accumulated depreciation	613,953	603,760

Property, plant and equipment, net	430,594	438,144
Goodwill	38,403	38,403
Intangible assets, net	22,009	22,055
Debt issuance costs, net of amortization of $6,146 and $5,417	18,210	18,939
Deferred charges and other assets	8,544	8,750

Total assets	$666,180	$685,391

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$2,010	$1,982
Accounts payable-affiliates	4,850	5,082
Accounts payable, accrued and other current liabilities	40,351	47,303
Income taxes payable	—	1,095
Advance billings and customer deposits	8,387	8,766

Total current liabilities	55,598	64,228
Long-term obligations, net of current portion	547,581	548,238
Other deferred credits and long-term liabilities	69,964	71,065
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, no par, 5,000 authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 145,000 shares authorized, 33,613 and 33,611 shares issued and 29,331 and 29,343 outstanding, respectively	336	336
Common stock, $.01 par value; 267 shares subject to mandatory redemption	(1,198)	(1,198)
Treasury stock, 4,283 and 4,268 shares, respectively, at cost	(17,181)	(17,118)
Paid in capital in excess of par value	278,190	278,181
Accumulated deficit	(262,567)	(253,798)
Accumulated other comprehensive loss	(4,543)	(4,543)

Total stockholders’ equity (deficit)	(6,963)	1,860

Total liabilities and stockholders’ equity (deficit)	$666,180	$685,391

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Operations
(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2004	2003
Operating revenue:
Local telephone	$55,782	$54,001
Wireless	11,601	10,330
Directory	—	8,278
Internet	4,613	7,156
Interexchange	3,409	4,027

Total operating revenue	75,405	83,792
Operating expense:
Local telephone (exclusive of depreciation and amortization)	32,524	27,255
Wireless (exclusive of depreciation and amortization)	7,928	6,910
Directory (exclusive of depreciation and amortization)	—	3,449
Internet (exclusive of depreciation and amortization)	7,506	10,614
Interexchange (exclusive of depreciation and amortization)	5,016	5,618
Depreciation and amortization	19,106	22,600
Loss on disposal of assets	227	746

Total operating expense	72,307	77,192

Operating income	3,098	6,600
Other income (expense):
Interest expense	(12,097)	(13,329)
Interest income and other	230	192

Total other expense	(11,867)	(13,137)

Loss before income taxes and discontinued operations	(8,769)	(6,537)
Income tax	—	—

Loss from continuing operations	(8,769)	(6,537)
Loss from discontinued operations	—	(52)

Net loss	$(8,769)	$(6,589)

Net loss per share - basic and diluted:
Loss from continuing operations	$(0.30)	$(0.21)
Loss from discontinued operations	—	—

Net loss	$(0.30)	$(0.21)

Weighted average shares outstanding:
Basic and diluted	29,333	30,653

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)
Three Months Ended March 31, 2004 and 2003
(Unaudited, Dollars In Thousands Except Per Share Amounts)

		Shares		Paid in		Accumulated
		Subject to		Capital in		Other	Stockholders’
	Common	Mandatory	Treasury	Excess of	Accumulated	Comprehensive	Equity
	Stock	Redemption	Stock	Par	Deficit	Loss	(Deficit)
Balance, December 31, 2002	$334	$—	$(12,082)	$277,810	$(247,168)	$(18,886)	$8
Components of Comprehensive loss:
Net loss	—	—	—	—	(6,589)	—	(6,589)
Interest rate swap marked to market	—	—	—	—	—	1,662	1,662

Total comprehensive loss							(4,927)
Purchase of 189,175 shares of treasury stock	—	—	(418)	—	—	—	(418)

Balance, March 31, 2003	$334	$—	$(12,500)	$277,810	$(253,757)	$(17,224)	$(5,337)

Balance, December 31, 2003	$336	$(1,198)	$(17,118)	$278,181	$(253,798)	$(4,543)	$1,860
Components of Comprehensive loss -
Net loss	—	—	—	—	(8,769)	—	(8,769)
Purchase of 14,100 shares of treasury stock	—	—	(63)	—	—	—	(63)
Issuance of 1,887 shares of common stock, $.01 par	—	—	—	9	—	—	9

Balance, March 31, 2004	$336	$(1,198)	$(17,181)	$278,190	$(262,567)	$(4,543)	$(6,963)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended
	March 31,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(8,769)	$(6,589)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on discontinued operations	—	52
Depreciation and amortization	19,106	22,600
Loss on disposal of assets	227	746
Amortization of debt issuance costs and original issue discount	928	1,115
Capitalized interest	(45)	—
Other deferred credits	(2,285)	(41)
Changes in components of working capital:
Accounts receivable and other current assets	4,964	4,624
Accounts payable and other current liabilities	(8,658)	(3,856)
Other	206	17
Net cash used in discontinued operations	—	(41)

Net cash provided by operating activities	5,674	18,627
Cash Flows from Investing Activities:
Construction and capital expenditures, net of capitalized interest	(10,311)	(6,115)
Release of funds from escrow	—	3,339
Placement of funds in restricted account	—	(200)

Net cash used by investing activities	(10,311)	(2,976)
Cash Flows from Financing Activities:
Payments on long-term debt	(828)	(316)
Purchase of treasury stock	(63)	(418)
Issuance of common stock	9	—

Net cash used by financing activities	(882)	(734)
Increase (decrease) in cash and cash equivalents	(5,519)	14,917
Cash and cash equivalents at beginning of the period	97,798	18,565

Cash and cash equivalents at the end of the period	$92,279	$33,482

Supplemental Cash Flow Data:
Interest paid	$11,876	$8,401
Income taxes paid	$1,120	$—
Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$—	$2,340
Interest rate swap marked to market	$—	$(1,662)

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

     On May 8, 2003, the Company completed the sale of a majority interest (87.42%) in the newly formed ACS Media LLC (the “Directories Business”). Subsequently, on August 27, 2003, the Company sold substantially all of its remaining interest in the Directories Business. As a result of this transaction, the Company now owns less than 0.1% of the Directories Business.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. However, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to the 2003 financial statements to make them conform to the current presentation.

     In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.

Revenue Recognition

     Access revenue is recognized when earned. The Company participates in acess revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska (“RCA”) within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At March 31, 2004 and 2003, the Company had liabilities of $13,053 and $17,532, respectively, related to its estimate of refundable access revenue.

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

     The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction, which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $21,850 and $2,418 as of March 31, 2004 and 2003, respectively, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. The Company has also deferred as a regulatory asset $894 of costs incurred in connection with regulatory rate making proceedings, which is being amortized over three years starting in 2003. The balance of this regulatory asset was $521 at March 31, 2004. If the Company were not following SFAS No. 71, these costs would have been charged to expense as incurred. The Company also has a regulatory liability of $51,730 at March 31, 2004 related to accumulated removal costs. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143 for asset retirement obligations. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles.

Stock Incentive Plans

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock incentive plans. Accordingly, no compensation cost has been recognized for options with exercise prices equal to or greater than fair value on the date of grant. No compensation costs were charged to operations for the three months ended March 31, 2004 or 2003. If compensation costs had been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss and net loss per share on a pro forma basis for the three months ended March 31, 2004 and 2003 would have been as follows:

	For the three months ended
	March 31,
	2004	2003
Net loss:
As reported	$(8,769)	$(6,589)
Pro forma	(8,736)	(7,017)
Net loss per share - basic and diluted:
As reported	$(0.30)	$(0.21)
Pro forma	(0.30)	(0.23)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants:

	2004	2003
Risk free rate	2.94%	2.88%
Dividend yield	0.0%	0.0%
Expected volatility factor	55.2%	64.2%
Expected option life (years)	6.8	6.1

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, In Thousands Except Per Share Amounts)

2.	NEW ACCOUNTING STANDARDS

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

     In accordance with federal and state regulations, depreciation expense for the Company’s local exchange carriers regulated operations have historically included an additional provision for cost of removal. Under SFAS No. 143, the additional cost of removal provision would no longer be included in depreciation expense, because it does not meet the recognition and measurement principles of an asset retirement obligation. On December 20, 2002, the FCC notified local exchange carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future. As a result of the FCC ruling, the Company will continue to record depreciation expense for cost of removal for its local exchange carrier subsidiaries that follow SFAS No. 71 accounting. Prior to SFAS No. 143, asset removal costs that qualified and did not qualify for asset retirement obligations were recorded in Accumulated depreciation. In accordance with SFAS No. 143 and SFAS No. 71, the accumulated asset retirement removal costs were reclassified as regulatory liabilities in 2003. Accumulated retirement removal costs in Other deferred credits and long-term liabilities not qualifying for asset retirement obligations were $51,730 at March 31, 2004.

     The Company applied the provisions of SFAS No. 143 to its nonregulated subsidiaries effective January 1, 2003. The Company’s wireless segment has entered into cell site operating leases, which are subject to the provisions of this statement. Cell site lease agreements may contain clauses requiring restoration of the leased site at the end of the lease term, creating an asset retirement obligation. Landlords may choose not to exercise these rights as cell sites may be considered useful improvements. The Company’s initial adoption of this statement did not have a material impact on its results of operations, financial position or cash flows.

     In December 2003, the FASB reissued SFAS No. 132, Employers’ Disclosure about Pensions and Other Postretirement Benefits. This revised statement requires expanded disclosures with respect to pension plan assets, benefit obligations, cash flows, benefit costs and other relevant information. However this revised statement does not change the measurement and recognition provisions of previous FASB statements related to pensions and other postretirement benefits. The Company was required to adopt this revised statement for 2003. The Company’s adoption of this revised statement did not have a material impact on its financial position, results of operations, or cash flows. The expanded disclosures required by this statement are included in Note 5, Retirement Plans.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, In Thousands Except Per Share Amounts)

2. NEW ACCOUNTING STANDARDS (Continued)

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

     On March 30, 2002, the Company approved a plan to sell its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company completed its disposal of its wireless cable television segment as of March 31, 2003.

     The following discloses the results of the discontinued operations for the three months ended March 31, 2003:

Three Months Ended
March 31,
2003
Operating revenue	$110
Operating expense	162

Loss from discontinued operations	$(52)

4.	STOCK INCENTIVE PLANS

     Under various plans, ACS Group, through the Compensation Committee of the Board of Directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At March 31, 2004, ACS Group has reserved a total of 6,060 shares of authorized common stock for issuance under the plans. In general, options under the plans vest ratably over three, four or five years and the plans terminate in approximately 10 years.

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

     ACS Group has reserved 4,910 shares under this plan, which was adopted by the Company in November 1999. At March 31, 2004, 6,710 options have been granted, 2,712 have been forfeited, 441 have been exercised, and 912 shares are available for grant under the plan.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, In Thousands Except Per Share Amounts)

4.	STOCK INCENTIVE PLANS (Continued)

ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

     The non-employee director stock compensation plan was adopted by ACS Group in November 1999. ACS Group has reserved 150 shares under this plan. At March 31, 2004, 117 shares have been awarded and 33 shares are available for grant under the plan. For 2004, directors are required to receive not less than 25% of their annual retainer in the form of ACS Group’s stock and may have elected to receive up to 100% of their annual retainer in the form of ACS Group’s stock. In 2003, directors did not have the option of receiving stock and received their entire annual retainer and meeting fees in cash, therefore no shares were awarded from this plan during 2003. On March 31, 2004, seven shares under the plan were awarded to directors, of which five were elected to be deferred until termination of service by the directors.

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

     This plan was also adopted by ACS Group in November 1999. ACS Group has reserved 1,000 shares under this plan. At March 31, 2004, 502 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

5.	RETIREMENT PLANS

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

     The Company also has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel’s Alaska Properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. Accrued benefits under the ACS Retirement Plan were determined in accordance with the provisions of the CenturyTel Plan. Upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the plan. On November 1, 2000, the ACS Retirement Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPP. As a result of this amendment, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company uses a December 31 measurement date for the plan.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, In Thousands Except Per Share Amounts)

5.	RETIREMENT PLANS (Continued)

     The following table represents the net periodic pension expense for the ACS Retirement Plan for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
	2004	2003
Interest cost	$184	$183
Expected return on plan assets	(190)	(166)
Amortization of loss	138	142
Amortization of prior service cost	51	51

Net periodic pension expense	$183	$210

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

     The following represents the net periodic postretirement benefit expense for the ACS Health Plan for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
	2004	2003
Service cost	$2	$3
Interest cost	4	5
Expected return on plan assets	(3)	(3)
Amortization of prior service cost	2	2

Net periodic postretirement benefit expense	$5	$7

6.	BUSINESS SEGMENTS

     The Company has four reportable segments: local telephone, wireless, Internet and interexchange. Local telephone provides landline telecommunications services and consists of local telephone service, network access and deregulated and other revenue; wireless provides wireless telecommunications service; Internet provides Internet service and advanced IP based private networks; and interexchange provides switched and dedicated long distance services. Each reportable segment is a strategic business offering different services than those offered by the other segments. The Company evaluates the performance of its segments based on operating income (loss).

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, In Thousands Except Per Share Amounts)

6. BUSINESS SEGMENTS (Continued)

     Previously, the Company reported its Directories Business as a separate segment. The Company sold an 87.42% interest in its Directories Business during the second quarter of 2003 and is no longer directly engaged in day-to-day management of that business. Therefore, the Directories Business no longer constitutes a reportable segment. Accordingly, the historical operating results for the Directories Business for the three months ended March 31, 2003 are included in “All Other” in the accompanying tables. The Company also had a wireless cable television service segment that did not meet the criteria for a reportable segment, that was previously included in “All Other” and is now reported as discontinued operations.

     The Company also incurs interest expense, interest income, equity in earnings of investments and other operating and non operating income and expense at the corporate level which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non operating income and expense items are provided in the accompanying table under the caption “All Other” in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at either the Company or ACS Holdings and are allocated to the business segments based on operating revenue. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     The following table illustrates selected financial data for each segment as of and for the three months ended March 31, 2004:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenue	$55,772	$11,613	$4,613	$3,858	$5,799	$(6,250)	$75,405
Depreciation and amortization	12,849	1,645	1,002	157	3,453	—	19,106
Operating income (loss)	6,313	1,143	(4,162)	(1,378)	1,182	—	3,098
Interest expense	(81)	(12)	—	(47)	(11,957)	—	(12,097)
Interest income	—	—	—	—	197	—	197
Income tax provision (benefit)	2,499	466	—	—	(2,965)	—	—
Net income (loss)	3,733	665	(4,162)	(1,425)	(7,580)	—	(8,769)
Total assets	517,739	102,924	7,649	23,259	14,609	—	666,180
Capital expenditures	5,235	3,609	453	38	976	—	10,311

     Operating revenue disclosed above includes intersegment operating revenue of $6,324 for local telephone, $434 for wireless, $522 for interexchange and $5,789 for all other. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the three months ended March 31, 2003:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenue	$54,001	$10,353	$7,156	$6,100	$14,599	$(8,417)	$83,792
Depreciation and amortization	14,692	1,445	2,410	555	3,498	—	22,600
Operating income (loss)	6,918	(317)	(6,931)	(343)	7,282	(9)	6,600
Interest expense	136	1	34	74	13,084	—	13,329
Interest income	1	—	—	—	245	—	246
Income tax provision (benefit)	2,507	4	—	—	(2,511)	—	—
Income (loss) from continuing operations	3,684	24	(6,487)	(649)	(3,100)	(9)	(6,537)
Total assets	517,439	81,685	(32,551)	4,188	122,058	—	692,819
Capital expenditures	3,994	121	1,232	8	3,100	—	8,455

     Operating revenue disclosed above includes intersegment operating revenue of $5,975 for local telephone, $413 for wireless, $440 for interexchange and $6,670 for all other. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, In Thousands Except Per Share Amounts)

7.	RELATED PARTY TRANSACTIONS

     Fox Paine & Company, LLC whose affiliates hold a majority of the Company’s outstanding shares, receives an annual management fee in the amount of one percent of the Company’s earnings before interest expense, income taxes and depreciation and amortization, calculated without regard to the fee. The management fee expense for the three months ended March 31, 2004 and 2003 was $220 and $304, respectively. At March 31, 2004, the payable due to Fox Paine was $1,206.

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

     During 2003, the Company spun off its Directory Business to ACS Media LLC and subsequently sold 99.9% of its interest in ACS Media LLC to the public through a Canadian income fund. As part of that transaction, the Company entered into several long-term contracts with ACS Media LLC, including a 50-year publishing agreement, a 50-year license agreement, a 45-year non-compete agreement, and a 10-year billing and collection agreement. At March 31, 2004, the Company had recorded in accounts payable – affiliates $2,698 due to ACS Media LLC under these contracts, primarily under the billing and collection agreement. The Company has a right to minority representation of one manager of the permitted nine managers of ACS Media LLC so long as its contracts with ACS Media LLC are in effect. Currently, Wray T. Thorn, a director of the Company and employee of Fox Paine & Company, the Company’s majority shareholder, is a manager of ACS Media LLC.

     On September 14, 2003, the Company entered into an agreement with a retiring officer to reacquire 267 shares of the Company’s stock owned by the officer in 2004 at a purchase price per share equal to the highest average closing price of a share of the Company’s stock during any 5-consecutive day trading period in January 2004. The officer will deliver the shares to the Company in 2004, and the Company will make the repurchase payments totaling $1,262 to the officer in four equal quarterly installments commencing on March 31, 2004. As of March 31, 2004, $946 was included in Accounts payable - affiliates on the Consolidated Balance Sheets of the Company. Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the obligation was initially measured at fair value. As of March 31, 2004 the Company has classified the 267 shares as shares subject to mandatory redemption within stockholders’ equity on the Consolidated Balance Sheets.

     The Company understands that on September 19, 2003, Fox Paine entered into a consulting agreement with a now retired officer of the Company. The consulting term will begin on January 1, 2004 and continue for one year, after which either party may terminate the arrangement. During the consulting term, the retired officer will advise Fox Paine on and evaluate potential opportunities in the telecommunications industry, and Fox Paine will pay the officer a monthly fee of $20 for these services.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, In Thousands Except Per Share Amounts)

8.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     ACS Holdings and its subsidiaries are guarantors of the ACS Group’s senior discount debentures. Additionally, ACS Group and ACS Holdings’ subsidiaries are guarantors under ACS Holdings’ 9 3/8 % senior subordinated notes. All ACS Group and Holdings’ subsidiaries (the “Combined Subsidiaries”) are 100% owned. The guarantees are full and unconditional. In addition, all guarantees are joint and several. Accordingly, the interim condensed consolidating financial statements are presented below.

Condensed Consolidating Balance Sheet
March 31, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$152	$92,127	$—	$—	$92,279
Restricted cash	—	3,635	—	—	3,635
Accounts receivable-trade, net	12,577	25,015	—	—	37,592
Accounts receivable-affiliates	32,533	(32,085)	(448)	—	—
Materials and supplies	9,172	(1)	—	—	9,171
Prepayments and other current assets	2,805	2,938	—	—	5,743

Total current assets	57,239	91,629	(448)	—	148,420
Investments	—	398,198	14,809	(413,007)	—
Property, plant and equipment	945,908	98,639	—	—	1,044,547
Less: accumulated depreciation	565,612	48,341	—	—	613,953

Property, plant and equipment, net	380,296	50,298	—	—	430,594
Goodwill	—	—	—	38,403	38,403
Intangible assets	22,009	—	—	—	22,009
Debt issuance costs, net	—	17,870	340	—	18,210
Deferred charges and other assets	2,413	6,131	—	—	8,544

Total assets	$461,957	$564,126	$14,701	$(374,604)	$666,180

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$518	$1,776	$(284)	$—	$2,010
Accounts payable-affiliates	2,605	1,299	946	—	4,850
Accounts payable, accrued and other current liabilities	11,754	25,450	888	2,259	40,351
Income taxes payable	3,593	(3,593)	—	—	—
Advance billings and customer deposits	8,384	3	—	—	8,387

Total current liabilities	26,854	24,935	1,550	2,259	55,598
Long-term obligations, net of current portion	4,386	527,624	15,571	—	547,581
Deferred income taxes	4,594	(4,594)	—	—	—
Other deferred credits and long-term liabilities	66,329	5,895	—	(2,260)	69,964
Commitments and contingencies	—	—	—	—	—
Stockholders’ equity (deficit):
Common stock	2	—	336	(2)	336
Common stock shares subject to mandatory redemption	—	—	(1,198)	—	(1,198)
Treasury stock	—	—	(17,181)	—	(17,181)
Paid in capital in excess of par value	491,240	287,242	278,190	(778,482)	278,190
Retained earnings (accumulated deficit)	(131,448)	(272,433)	(262,567)	403,881	(262,567)
Accumulated other comprehensive loss	—	(4,543)	—	—	(4,543)

Total stockholders’ equity (deficit)	359,794	10,266	(2,420)	(374,603)	(6,963)

Total liabilities and stockholders’ equity (deficit)	$461,957	$564,126	$14,701	$(374,604)	$666,180

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, In Thousands Except Per Share Amounts)

8.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet
December 31, 2003

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$139	$97,659	$—	$—	$97,798
Restricted cash	—	3,635	—	—	3,635
Accounts receivable-trade, net	13,803	27,915	—	—	41,718
Accounts receivable-affiliates	33,777	(33,629)	(148)	—	—
Materials and supplies	10,027	72	—	—	10,099
Prepayments and other current assets	2,877	2,973	—	—	5,850

Total current assets	60,623	98,625	(148)	—	159,100
Investments	—	399,384	22,992	(422,376)	—
Property, plant and equipment	931,840	110,064	—	—	1,041,904
Less: accumulated depreciation and amortization	553,816	49,944	—	—	603,760

Property, plant and equipment, net	378,024	60,120	—	—	438,144
Goodwill	—	—	—	38,403	38,403
Intangible assets, net	22,055	—	—	—	22,055
Debt issuance costs, net	—	18,587	352	—	18,939
Deferred charges and other assets	2,501	6,249	—	—	8,750

Total assets	$463,203	$582,965	$23,196	$(383,973)	$685,391

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$500	$1,767	$(285)	$—	$1,982
Accounts payable-affiliates	2,867	950	1,265	—	5,082
Accounts payable, accrued and other current liabilities	15,038	31,953	312	—	47,303
Income taxes payable	—	1,095	—	—	1,095
Advance billings and customer deposits	8,766	—	—	—	8,766

Total current liabilities	27,171	35,765	1,292	—	64,228
Long-term obligations, net of current portion	4,661	528,076	15,501	—	548,238
Deferred income taxes	5,220	(5,220)	—	—	—
Other deferred credits and long-term liabilities	65,170	5,895	—	—	71,065
Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Common stock	25	—	336	(25)	336
Common stock shares subject to mandatory redemption	—	—	(1,198)	—	(1,198)
Treasury stock	—	—	(17,118)	—	(17,118)
Paid in capital in excess of par value	501,374	287,242	278,181	(788,616)	278,181
Retained earnings (accumulated deficit)	(140,418)	(264,250)	(253,798)	404,668	(253,798)
Accumulated other comprehensive loss	—	(4,543)	—	—	(4,543)

Total stockholders’ equity	360,981	18,449	6,403	(383,973)	1,860

Total liabilities and stockholders’ equity	$463,203	$582,965	$23,196	$(383,973)	$685,391

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, In Thousands Except Per Share Amounts)

8.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$55,772	$10	$—	$—	$55,782
Wireless	11,613	—	—	(12)	11,601
Internet	4,613	—	—	—	4,613
Interexchange	3,858	—	—	(449)	3,409
Other	—	5,789	—	(5,789)	—

Total operating revenue	75,856	5,799	—	(6,250)	75,405
Operating expense:
Local telephone	36,434	1,134	—	(5,044)	32,524
Wireless	8,825	—	—	(897)	7,928
Internet	7,752	—	—	(246)	7,506
Interexchange	5,079	—	—	(63)	5,016
Depreciation and amortization	15,653	3,453	—	—	19,106
Loss on disposal of assets	197	30	—	—	227

Total operating expense	73,940	4,617	—	(6,250)	72,307
Operating income	1,916	1,182	—	—	3,098
Other income (expense):
Interest expense	(140)	(11,308)	(649)	—	(12,097)
Interest income and other	4	(961)	(8,120)	9,307	230

Total other income (expense)	(136)	(12,269)	(8,769)	9,307	(11,867)

Income (loss) before income taxes	1,780	(11,087)	(8,769)	9,307	(8,769)
Income tax expense (benefit)	2,967	(2,967)	—	—	—

Net income (loss)	$(1,187)	$(8,120)	$(8,769)	$9,307	$(8,769)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, In Thousands Except Per Share Amounts)

8.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2003

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$54,001	$—	$—	$—	$54,001
Wireless	10,353	—	—	(23)	10,330
Directory	8,278	—	—	—	8,278
Internet	7,156	—	—	—	7,156
Interexchange	6,100	—	—	(2,073)	4,027
Other	—	6,321	—	(6,321)	—

Total operating revenue	85,888	6,321	—	(8,417)	83,792
Operating expense:
Local telephone	32,387	292	—	(5,424)	27,255
Wireless	8,483	—	—	(1,573)	6,910
Directory	3,527	—	—	(78)	3,449
Internet	11,677	—	—	(1,063)	10,614
Interexchange	5,888	—	—	(270)	5,618
Other	9	—	—	(9)	—
Depreciation and amortization	19,104	3,496	—	—	22,600
Loss on disposal of assets	746	—	—	—	746

Total operating expense	81,821	3,788	—	(8,417)	77,192
Operating income	4,067	2,533	—	—	6,600
Other income (expense):
Interest expense	(245)	(12,442)	(642)	—	(13,329)
Interest income and other	1	(501)	(5,947)	6,639	192

Total other expense	(244)	(12,943)	(6,589)	6,639	(13,137)

Income (loss) before income taxes and and discontinued operations	3,823	(10,410)	(6,589)	6,639	(6,537)
Income tax expense (benefit)	4,463	(4,463)	—	—	—

Income (loss) from continuing operations	(640)	(5,947)	(6,589)	6,639	(6,537)
Loss from discontinued operations, net	(52)	—	—	—	(52)

Net income (loss)	$(692)	$(5,947)	$(6,589)	$6,639	$(6,589)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, In Thousands Except Per Share Amounts)

8.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$9,605	$(3,922)	$54	$(63)	$5,674
Cash Flows from Investing Activities:
Construction and capital expenditures	(9,335)	(976)	—	—	(10,311)

Net cash used by investing activities	(9,335)	(976)	—	—	(10,311)
Cash Flows from Financing Activities:
Payments on long-term debt	(257)	(571)	—	—	(828)
Dividends	—	(63)	—	63	—
Purchase of treasury stock	—	—	(63)	—	(63)
Issuance of common stock	—	—	9	—	9

Net cash provided (used) by financing activities	(257)	(634)	(54)	63	(882)
Increase (decrease) in cash and cash equivalents	13	(5,532)	—	—	(5,519)
Cash and cash equivalents, beginning of the period	139	97,659	—	—	97,798

Cash and cash equivalents, end of the period	$152	$92,127	$—	$—	$92,279

Supplemental Cash Flow Data:
Interest paid	$180	$11,690	$6	$—	$11,876
Income taxes paid	$1,120	$—	$—	$—	$1,120

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, In Thousands Except Per Share Amounts)

8.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2003

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$5,783	$12,844	$418	$(418)	$18,627
Cash Flows from Investing Activities:
Construction and capital expenditures	(5,355)	(760)	—	—	(6,115)
Release of funds from escrow	—	3,339	—	—	3,339
Placement of funds in restricted account	—	(200)	—	—	(200)

Net cash provided (used) by investing activities	(5,355)	2,379	—	—	(2,976)
Cash Flows from Financing Activities:
Payments on long-term debt	(236)	(80)	—	—	(316)
Dividends	—	(418)	—	418	—
Purchase of treasury stock	—	—	(418)	—	(418)

Net cash provided (used) by financing activities	(236)	(498)	(418)	418	(734)
Increase in cash and cash equivalents	192	14,725	—	—	14,917
Cash and cash equivalents, beginning of the period	(73)	18,638	—	—	18,565

Cash and cash equivalents, end of the period	$119	$33,363	$—	$—	$33,482

Supplemental Cash Flow Data:
Interest paid	$259	$8,142	$—	$—	$8,401
Income taxes paid	$—	$—	$—	$—	$—
Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$—	$2,340	$—	$—	$2,340
Interest rate swap marked to market	$—	$(1,662)	$—	$—	$(1,662)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
(Unaudited, In Thousands Except Per Share Amounts)

9.	COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $3,442 at March 31, 2004 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

     A class action lawsuit was filed against the Company on March 14, 2001. The litigation alleges various contract and statutory claims concerning the Company’s decision to terminate its Infinite Minutes long distance plan. Although the Company believes this suit is without merit and intends to vigorously defend its position, it is impossible to predict the outcome.

     The Company has disputes with Dobson Communications over reciprocal payments and tower ownership. The Company cannot predict the outcome of these disputes.

     On July 15, 2002 the Company fulfilled a commitment to Neptune Communications, L.L.C. (“Neptune”) to provide a loan for the aggregate principal amount of $15,000 in return for certain consideration. The Company has an agreement that enables it to purchase additional fiber optic capacity in future years from Neptune, the expenditures for which are expected to be significant and may exceed $25,000 over the next four years. While the Company has an agreement with Neptune, certain material terms of the agreement remain subject to continued renegotiation. The significant provisions of this agreement are: (i) purchase commitments by the Company for capacity in 2005 and 2007, the final price and quantity of which are subject to future events, (ii) Neptune’s restoration of the Company’s traffic carried on another cable system, (iii) and specific interconnection arrangements between the Company and Neptune, should the Company exercise its option to purchase certain network assets from Neptune. The Company is currently negotiating open elements of its agreement with Neptune and renegotiating other terms and conditions of the agreement. It is impossible to determine the ultimate outcome of these negotiations at this time.

10.	SUBSEQUENT EVENTS

     The Company filed preliminary registration statements with the Securities and Exchange Commission on April 9, 2004 for a proposed initial public offering of its Income Deposit Securities, a separate proposed offering of its senior subordinated notes and the proposed reclassification of its existing common stock into cash and shares of new class B common stock. An IDS is a unit containing one share of new class A common stock of the Company and a fixed principal amount of senior subordinated notes of the Company. The senior subordinated notes to be sold in the separate offering will be identical to those senior subordinated notes included in the IDSs. A majority of the shares of class B common stock issued in the reclassification would be subject to a mandatory exchange for IDSs within approximately 12 days following the offering with the remaining shares of class B common stock issued in the reclassification subject to a mandatory exchange for IDSs on the second anniversary of the offering provided certain conditions are met. The completion of the proposed offerings and reclassification is subject to a number of conditions, including the approval of the reclassification by the holders of a majority of the Company’s outstanding existing common stock. The Company plans to use the net proceeds of the proposed offerings, together with available cash, to refinance certain outstanding indebtedness and to finance the cash portion of the proposed reclassification of the Company’s outstanding existing common stock, including shares held by its majority shareholders, affiliates of Fox Paine & Company, LLC.

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

     Local Telephone - The Company is the largest local exchange carrier (“LEC”) in Alaska and the 13th largest in the United States. Basic local service is generally provided at a flat monthly rate and allows the user to place unlimited calls within a defined local calling area. Access revenues are generated in part by billing interexchange carriers for access to the LEC’s local network and its customers and in part by billing the local customers themselves. Universal service revenues are a subsidy paid to rural LECs to support the high cost of providing service in rural markets.

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

     Wireless - The Company is one of the largest statewide providers of wireless services in Alaska, currently serving approximately 88,000 subscribers. Its wireless network covers over 480,000 residents, including all major population centers and highway corridors. The Company operates a TDMA digital network in substantially all of its service areas, and plans to upgrade this network to a new generation of digital network known as CDMA 1xRTT over the course of 2004.

     Internet - The Company is the second largest provider of Internet access services in Alaska with approximately 46,000 customers. The Company offers dial-up and dedicated digital subscriber line (“DSL”) Internet access to its customers. The Company is a single source provider of advanced IP based private networks in Alaska.

     Interexchange - The Company provides switched and dedicated long distance services to approximately 42,000 customers in Alaska. The traffic from these customers is carried over the Company’s owned or leased facilities.

     Satellite Television – The Company provides video entertainment services on a resale basis through the Company’s partnership with the satellite provider, DISH Network. The Company entered into this agreement in August 2003.

Critical Accounting Policies and Accounting Estimates

     Management is responsible for the financial statements presented elsewhere in this 10-Q and has evaluated the accounting policies used in their preparation. Management believes these policies to be reasonable and appropriate. The Company’s significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion identifies those accounting policies that management believes are critical in the preparation of the Company’s financial statements, the judgments and uncertainties affecting the application of those policies, and the possibility that materially different amounts would be reported under different conditions or using different assumptions.

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

     Access revenue is recognized when earned. The Company participates in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At March 31, 2004 the Company had recorded liabilities of $13.1 million related to its estimate of refundable access revenue. Actual results could vary from this estimate.

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. The cumulative valuation allowance against deferred tax assets was $99.4 million as of March 31, 2004.

     The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $21.9 million as of March 31, 2004 related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. The Company has also deferred as a regulatory asset $0.9 million of costs incurred in connection with regulatory rate making proceedings, which is being amortized over three years starting in 2003. The balance of this regulatory asset was $0.5 million at March 31, 2004. If the Company were not following SFAS No. 71, it would have recorded additional depreciation expense of $21.9 million for the intrastate and local jurisdictions and the deferred costs incurred in connection with regulatory rate making proceedings would have been charged to expense as incurred. The Company also has a regulatory liability of $51.7 million at March 31, 2004 related to accumulated removal costs. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143 for asset retirement obligations. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles.

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. The Company determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. At March 31, 2004 the Company had recorded goodwill of $38.4 million applicable to its local telephone and wireless segments.

     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business, and has recorded litigation reserves of $3.4 million against certain claims and legal actions as of March 31, 2004. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings are resolved.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     All amounts are discussed at the consolidated level after the elimination of intercompany revenue and expense.

Operating Revenue

     Operating revenue decreased $8.4 million, or 10.0%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Local telephone and wireless revenue increased compared to the corresponding period of 2003, while Internet and interexchange revenue decreased compared to the corresponding period of 2003. On May 8, 2003, the Company completed the sale of a majority interest (87.42%) in its Directories Business. The Company did not have any revenues from operations from the Directories Business after that date, but had recorded $8.3 million of revenues from this business for the three months ended March 31, 2003.

     Local Telephone

     Local telephone revenue, which consists of local network service, network access and deregulated and other revenue, increased $1.8 million, or 3.3%, for the three months ended March 31, 2004 compared to the same period in 2003. The following table summarizes the Company’s consolidated local telephone revenue by category:

	Three Months Ended
	March 31,
	2004	2003
	(in thousands)
Local telephone revenue:
Local network service	$22,753	$24,129
Network access	27,695	25,061
Deregulated and other	5,334	4,811

Total local telephone revenue	$55,782	$54,001

     The following table summarizes the Company’s local telephone access lines:

	As of March 31,
	2004	2003
Local telephone access lines:
Retail	217,054	231,832
Wholesale	20,066	19,619
Unbundled network elements - platform (UNE - P)	5,177	4,275
Unbundled network elements - loop (UNE - L)	69,622	64,821

Total local telephone access lines	311,919	320,547

     Local network service revenue decreased $1.4 million or 5.7% from the prior year, while access lines in service decreased 2.7% to 311,919. The decrease reflects the net effect of retail market share losses offset by increases in unbundled network element revenue. Also contributing to the decrease in local network service is a decrease in feature, directory assistance and cellular access revenue.

     The Company experienced a loss of direct retail customers during the year as customers cancelled second lines they were not using or switched to competing service providers. This reduction in direct retail customers was partially offset by an increase in wholesale lines. Generally, if a retail local network service customer of the Company switches to a competitor, the Company continues to provide the line to the competitor on a wholesale basis at reduced revenue per line. Management believes that the continuing loss of retail market share it has experienced in certain of its markets is partially attributable to below cost interconnection rates mandated by the RCA for UNEs. During the first quarter of 2000, the Company reopened interconnection proceedings for its Anchorage market and during the second quarter of 2001 filed for an interim and refundable UNE rate increase of approximately $10 per month per loop. On October 25, 2001, the RCA granted ACSA an interim UNE rate increase of $1.07, bringing the UNE rate up from $13.85 to $14.92. The interim and refundable rate increase was implemented in November 2001 and generated approximately $0.8 million in additional annual revenue during 2003. The RCA held a formal hearing on final Anchorage UNE rates during November 2003. The issue of a new interconnection agreement between ACSA and GCI is expected to be adjudicated by the RCA during the second quarter of 2004. The Company cannot predict what the outcome will be.

     On April 18, 2004, ACSF and ACSAK settled a dispute with GCI concerning their claim to a rural exemption. As part of that agreement the parties also agreed to new interconnection agreements between:

(1) ACSF and GCI; and (2) ACSAK and GCI. Among other elements of the agreement, the parties have agreed to an increase in UNE rates for local loops in ACSF and ACSAK commencing on January 1, 2005.

     The Company believed it was earning less than its authorized rate of return for local network service in several of its markets and in compliance with Alaska Public Utilities Commission (“APUC”) orders related to the approval of the acquisition of the four LECs in 1999, filed local service rate cases for all of its LEC businesses with the RCA on July 2, 2001 aimed at making up this deficiency. The RCA’s decisions on revenue requirements have a direct impact on the retail rates and intrastate access rates that the Company is allowed to charge. A RCA finding of over earnings generally leads to rate reductions while a RCA finding of under earnings generally results in rate increases.

     In October 2001, ACSA filed for increased interim and refundable local service rates in Anchorage in order to expedite a partial recovery of the total revenue deficiency. On November 15, 2001, the RCA approved an interim and refundable rate increase for ACSA of 24% for certain services. This interim and refundable rate increase was implemented in November 2001 and generated approximately $3.8 million in annual revenue for 2003. The RCA concluded the revenue requirement phase of the hearing for ACSA by finding ACSA to be under earning. The RCA has scheduled rate hearings during December 2004.

     On March 25, 2003, the RCA issued an order approving new revenue requirements for ACSF, ACSAK, and ACSN. The RCA found over earnings by ACSF and ACSN and under earnings by ACSAK. In compliance with RCA orders, ACSF, ACSAK, ACSN filed cost of service and rate design studies, and supporting testimony, consistent with the RCA revenue requirements orders. A stipulated rate settlement for ACSF, ACSAK and ACSN was approved by the RCA on April 8, 2004.

     Network access revenue increased $2.6 million to $27.7 million for the three months ended March 31, 2004. The increase in network access revenue is due to ongoing true-ups to prior years’ interstate access and universal service fund studies. Network access revenue is based on a regulated return on rate base and recovery of allowable expense associated with the origination and termination of toll calls for the Company’s retail and resale customers. Management expects that network access revenue will decline as a component of local telephone revenue for the foreseeable future.

     Deregulated and other revenue, which increased $0.5 million to $5.3 million for the three months ended March 31, 2004, consists principally of billing and collection (“B&C”) services, space and power rents, deregulated equipment sales, paystation revenue, regulated directory listing revenue, and other miscellaneous telephone revenue. The increase in deregulated and other revenue is due principally to an increase in B&C services.

     Wireless

     Wireless revenue increased $1.3 million, or 12.3%, to $11.6 million for the three months ended March 31, 2004 compared to $10.3 million for the three months ended March 31, 2003. This increase is due primarily to growth in average subscribers of 6.4% from 82,223 for the three months ended March 31, 2003 to 87,504 for the three months ended March 31, 2004. The monthly average revenue per unit, or ARPU, increased 5.5% from $41.88 for the three months ended March 31, 2003 to $44.19 for the three months ended March 31, 2004 primarily as a result of increased minutes of use over calling plan allotments. Subscriber average minutes of use increased from 191 minutes for the three months ended March 31, 2003 to 225 minutes for the three months ended March 31, 2004.

     Internet

     Internet revenue decreased from $7.2 million, or 35.5%, for the three months ended March 31, 2003 to $4.6 million for the three months ended March 31, 2004. This decrease is primarily due to the loss of $3.6 million in revenue associated with the Company’s contract with the State of Alaska which was terminated in October 2003 offset by $1.0 million of revenue increases primarily as a result of growth in DSL subscribers of 39.7% from 13,910 at March 31, 2003 to 19,429 at March 31, 2004.

     On September 15, 2003, the Company received notification from the State of Alaska that it intended to terminate a five year Telecommunications Services Partnering Agreement (“TPA”) with the Company. Subsequently, the Company and the State negotiated and agreed to a definitive Settlement Agreement and Mutual Release effective October 14, 2003, outlining the terms of disentanglement between the parties. The Company completed its remaining obligations under the Settlement Agreement during the first quarter of 2004.

     Interexchange

     Interexchange revenue decreased from $4.0 million for the three months ended March 31, 2003 to $3.4 million for the three months ended March 31, 2004. Both intrastate and interstate revenue declined from the previous year. Long distance subscribers decreased from 57,677 in 2003 to 42,053 in 2004, primarily due to database grooming to remove approximately 20,000 non-revenue generating inactive subscribers from the subscriber list in connection with the conversion of long distance billing from an outside service bureau to an in-house system during the first and second quarters of 2003. Also contributing to the decrease was the termination of services to the State of Alaska, as discussed under “Internet” above. Total minutes of use decreased from 37.8 million in 2003 to 32.1 million in 2004. The decline in minutes of use was due to increased competition in the marketplace, and the popularity of discount long distance calling cards. The Company expects the overall trend of declining minutes to continue.

     Operating Expense

     Operating expense decreased $4.9 million, or 6.3%, from $77.2 million for the three months ended March 31, 2003 to $72.3 million for the three months ended March 31, 2004. Depreciation and amortization associated with the operation of each of the Company’s segments has been included in total depreciation and amortization. On May 8, 2003, the Company completed the sale of a majority interest (87.42%) in its Directories Business. The Company did not have any expenses from operations from the Directories Business after this date, but had recorded $3.4 million of expenses from this business for the three months ended March 31, 2003.

     Local Telephone

     The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense increased to $32.5 million for the three months ended March 31, 2004 from $27.3 million for the three months ended March 31, 2003. The increase in local telephone expense was primarily attributable to employee severance and recruiting costs and consulting fees.

     Wireless

     Wireless expense increased $1.0 million, or 14.7%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This increase is due substantially to an increase in minutes of use from 47.2 million minutes in the three months ended March 31, 2003 to 59.1 million minutes in the three months ended March 31, 2004 and an increase in cost of goods sold for cell phones as the Company gained 974 subscribers for the three months ended March 31, 2004 compared to 5 subscribers for three months ended March 31, 2003. The Company also incurred costs associated with the planned launch in selected regions of its CDMA 1x RTT and EVDO networks in May 2004.

     Internet

     Internet expense decreased by $3.1 million, or 29.3%, from $10.6 million in 2003 to $7.5 million in 2004. The decrease in Internet expense was due principally to the elimination of the operating costs associated with the Company’s contract with the State of Alaska. As discussed above, this contract with the State of Alaska was terminated effective October 2003.

     Interexchange

     Interexchange expenses decreased by $0.6 million, or 10.7% to $5.0 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The majority of this decrease was the result of the decline in long distance minutes of use as discussed under interexchange service revenue above and is primarily attributable to the loss of the contract with the State of Alaska.

     Depreciation and Amortization

     Depreciation and amortization expense decreased $3.5 million, or 15.5%, to $19.1 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decrease in depreciation is due principally to depreciation rate decreases ordered by the RCA for ACSA which the Company adopted for the intrastate and local jurisdictions during the fourth quarter of 2003, retroactive to January 1, 2003.

     Loss on Disposal of Assets

     For the quarter ended March 31, 2004, the Company recorded non-cash losses on disposal of assets of $0.2 million. The Company recorded non-cash losses on disposal of certain wireless assets of $0.7 million during the quarter ended March 31, 2003 as a result of retiring or otherwise disposing of non-regulated assets which had not been fully recovered through depreciation expense.

     Interest Expense

     Interest expense decreased $1.2 million to $12.1 million for the three months ended March 31, 2004 compared to $13.3 million for the three months ended March 31, 2003. The Company’s interest expense declined due to lower term loan balances, market interest rate effects on the Company’s variable interest rate debt, and the early extinguishment of its interest rate swap contract during the fourth quarter of 2003 partially offset by additional interest expense in 2004 resulting from the $182 million aggregate principal amount of 9 7/8% senior unsecured notes due 2011 issued by the Company in August 2003.

     Income Taxes

     The Company has fully reserved the income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999, the date of the acquisition of substantially all of its operations.

     Discontinued Operations

     On March 30, 2002, the Company’s management approved a plan to offer for sale its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for the three months ended March 31, 2003. The Company has fully reserved in the form of a valuation allowance the income tax benefit of this discontinuance. The Company completed its disposal of its wireless cable television segment as of March 31, 2003.

     Net loss

     The change in net loss is primarily a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has satisfied its cash requirements for operations, capital expenditures and debt service primarily through internally generated funds, the sale of stock and debt financing. For the three months ended March 31, 2004 the Company’s cash flows from operating activities were $5.7 million. At March 31, 2004, the Company had approximately $92.8 million in net working capital, with approximately $92.3 million represented by cash and cash equivalents. As of March 31, 2004 the Company had $50.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

     The Company has outstanding a $199.5 million bank credit agreement (“Senior Credit Facility”), $150.0 million in 9.375% senior subordinated notes due 2009, $182.0 million in 9.875% senior unsecured notes due 2011 and $17.3 million in 13% senior discount debentures due 2011, representing substantially all of the Company’s long-term debt of $549.6 million as of March 31, 2004. Interest on the Company’s senior subordinated notes, senior unsecured notes and senior discount debentures is payable semiannually. Interest on borrowings under the Senior Credit Facility is payable monthly, bi-monthly, quarterly or semi-annually at the Company’s option. The Senior Credit Facility requires $500,000 quarterly principal payments that commenced on March 31, 2004, with the balance due in 2010. The Senior Credit Facility, the senior subordinated notes, the senior unsecured notes and the senior discount debentures contain a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends, and the Senior Credit Facility requires the Company to achieve certain financial ratios. The Company is in compliance with all of its debt covenants.

     On July 15, 2002 the Company fulfilled a commitment to Neptune to provide a loan for the aggregate principal amount of $15.0 million in return for certain consideration. The Company has an agreement that enables it to purchase additional fiber optic capacity in future years from Neptune, the expenditures for which are expected to be significant and may exceed $25 million over the next four years. While the Company has an agreement with Neptune, certain material terms of the agreement remain subject to continued renegotiation. The significant provisions of this agreement are: (i) purchase commitments by the Company for capacity in 2005 and 2007, the final price and quantity of which are subject to future events, (ii) Neptune’s restoration of the Company’s traffic carried on another cable system, (iii) interconnection arrangements between the Company and Neptune, should the Company exercise its option to purchase certain network assets from Neptune. The Company is currently negotiating open elements of its agreement with Neptune and renegotiating other terms and conditions of the agreement. It is impossible to determine the ultimate outcome of these negotiations at this time. The loan was written down to zero, its estimated fair value, during the quarter ended September 30, 2003.

     The local telephone network requires the timely maintenance of plant and infrastructure. The Company’s historical capital expenditures have been significant. The construction and geographic expansion of the Company’s wireless network has required significant capital. The implementation of the Company’s interexchange network and data services strategy is also capital intensive. Capital expenditures for 2003 were $50.7 million, of which $11.5 million was expended on CDMA 1x RTT build out and $3.5 million was expended on the TPA. The Company anticipates capital spending of between $50 million and $55 million for 2004 and has spent $10.3 million in the first quarter of 2004. The Company intends to fund its future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under the revolving credit facility.

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

     The Company filed preliminary registration statements with the Securities and Exchange Commission on April 9, 2004 for a proposed initial public offering of its Income Deposit Securities, a separate proposed offering of its senior subordinated notes and the proposed reclassification of its existing common stock into cash and shares of new class B common stock. An IDS is a unit containing one share of new class A common stock of the Company and a fixed principal amount of senior subordinated notes of the Company. The senior subordinated notes to be sold in the separate offering will be identical to those senior subordinated notes included in the IDSs. A majority of the shares of class B common stock issued in the reclassification would be subject to a mandatory exchange for IDSs within approximately 12 days following the offering with the remaining shares of class B common stock issued in the reclassification subject to a mandatory exchange for IDSs on the second anniversary of the offering provided certain conditions are met. The completion of the proposed offerings and reclassification is subject to a number of conditions, including the approval of the reclassification by the holders of a majority of the Company’s outstanding existing common stock. The Company plans to use the net proceeds of the proposed offerings, together with available cash, to refinance certain outstanding indebtedness and to finance the cash portion of the proposed reclassification of the Company’s outstanding existing common stock, including shares held by its majority shareholders, affiliates of Fox Paine & Company, LLC.

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

     The Company believes that it will be able to capitalize on this demand through its diverse service offerings on its owned circuit switched and IP facilities, new sales and marketing initiatives directed toward basic voice, enhanced and data services, and offering customers an integrated bundle of telecommunications services including local telephone, wireless, Internet, long distance, messaging and video entertainment.

     There are currently a number of regulatory proceedings underway at the state and federal levels that could have a significant impact on the Company’s operations. The Company cannot predict with certainty the impact of current or future regulatory developments on any of its businesses.

     The telecommunications industry is extremely competitive, and the Company expects competition to intensify in the future. As an incumbent local exchange carrier (“ILEC”), the Company faces competition mainly from resellers, local providers who lease its UNEs and, to a lesser degree, from providers of local telephone services over separate facilities. Moreover, while wireless telephone services have historically complemented traditional LEC services, the Company anticipates that existing and emerging wireless technologies may increasingly compete with LEC services. Similarly, local and interexchange service competition may come from cable television providers and voice over IP providers. In wireless services, the Company currently competes with at least one other wireless provider in each of its wireless service areas. In the highly competitive business for Internet access services, the Company currently competes with a number of established online service companies, interexchange carriers and cable companies. In the interexchange market, the Company believes it currently has less than 5% of total revenue in Alaska and faces competition from the two major interexchange providers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has issued senior subordinated notes, senior unsecured notes, senior discount debentures and has entered into a bank credit facility. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under the Company’s bank credit facility. There have been no material changes to the Company’s outstanding debt instruments since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     A class action lawsuit was filed against the Company on March 14, 2001. The litigation alleges various contract and statutory claims concerning the Company’s decision to terminate its Infinite Minutes long distance plan. A trial is scheduled for September 2004. A class of approximately 24,000 plaintiffs is expected to be certified. The Company believes this suit to be without merit and intends to maintain a vigorous defense.

     GCI filed a complaint against the Company with the FCC regarding various service ordering and provisioning issues. The parties have negotiated a resolution of this matter.

     The Company has ongoing disputes with Dobson Communications concerning certain reciprocal requirements and the ownership of a tower. The Company cannot predict when or how these matters will be resolved.

     The Company was named as a defendant in an action brought by Fireweed Communications regarding its use of the Company’s Eagles Nest communications tower. The parties have settled the matter.

     With minor exceptions, retail rates for ACSF, ACSAK and ACSN were approved by the RCA on April 8, 2004. A hearing to establish retail rates for ACSA is scheduled for the fourth quarter of 2004.

     On April 18, 2004, ACSF and ACSAK settled a dispute with GCI concerning their claim to a rural exemption and the RCA dismissed the rural exemption proceeding. As part of that agreement the parties also agreed to new interconnection agreements between: (1) ACSF and GCI and; (2) ACSAK and GCI. The issue of a new interconnection agreement between ACSA and GCI is expected to be resolved by the RCA during the second quarter of 2004.

     The Company is involved in various other claims, legal actions and regulatory proceedings arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     On December 3, 1999 the Company registered 6,021,489 shares of common stock under various employee and non-employee stock option plans and an employee stock purchase plan (File # 333-92091) on Form S-8 under the Securities Act of 1933. As of May 10, 2004, 3,821,420 option grants are outstanding under the employee stock option plans and 709,372 options have been exercised and converted into shares of the Company’s common stock. As of May 10, 2004, 117,069 shares have been awarded under the non-employee stock plan, of which 60,934 were elected to be deferred. As of May 10, 2004, 497,674 shares have been issued under the employee stock purchase plan. See Note 4, “Stock Incentive Plans” to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements for further discussion.

     In October of 2003, the Company granted 1,000,000 stock options and 200,000 restricted shares to Liane Pelletier, Chief Executive Officer and President, as inducement grants. The Company is required to register these shares on Form S-8 on or before October 5, 2004.

     The following table provides information with respect to purchases the Company made of shares of its common stock during each month in the quarter ended March 31, 2004:

			(c) Total Number of	(d) Dollar Value of
			Shares Purchased as	Shares that May Yet
	(a) Total Number of	(b) Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid Per Share	Announced Program	the Program (1)
January 1-31, 2004	7,800	$4.47	7,800	$9,492,983
February 1- 29, 2004	6,300	$4.50	6,300	$9,464,627
March 1-31, 2004	—	$—	—	$9,464,627

Total	14,100	$4.48	14,100	$9,464,627

     (1) The Company was authorized by its Board of Directors in November 2003 to repurchase up to $10,000,000 of its common stock. This plan will expire on December 31, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

31.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act if 2002.

31.2	Certification of David Wilson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act if 2002.

32.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act if 2002.

32.2	Certification of David Wilson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

The following item was reported on Form 8-K, filed February 26, 2004:

Item 12. Disclosure of Results of Operations and Financial Condition — On February 26, 2004, Alaska Communications Systems Group, Inc. reported its financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2004	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Liane Pelletier

Liane Pelletier
Chief Executive Officer,
Chairman of the Board and
President

/s/ David Wilson

David Wilson
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)