Form 10-Q
period 2004-06-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2004-08-09
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant’s Common Stock, as of August 1, 2004 was 29,383,827

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Balance Sheets
(Unaudited, In Thousands Except Per Share Amounts)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$81,585	$97,798
Restricted cash	4,885	3,635
Accounts receivable-trade, net of allowance of $4,001 and $4,432	37,033	41,718
Materials and supplies	8,962	10,099
Prepayments and other current assets	7,039	5,850

Total current assets	139,504	159,100
Property, plant and equipment	1,051,458	1,041,904
Less: accumulated depreciation	628,112	603,760

Property, plant and equipment, net	423,346	438,144
Goodwill	38,403	38,403
Intangible assets, net	21,963	22,055
Debt issuance costs, net of amortization of $6,631 and $5,417	17,153	18,939
Deferred charges and other assets	9,494	8,750

Total assets	$649,863	$685,391

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$2,290	$1,982
Accounts payable-affiliates	3,370	5,082
Accounts payable, accrued and other current liabilities	40,790	47,303
Income taxes payable	—	1,095
Advance billings and customer deposits	8,557	8,766

Total current liabilities	55,007	64,228
Long-term obligations, net of current portion	531,493	548,238
Other deferred credits and long-term liabilities	75,766	71,065
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, no par, 5,000 authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 145,000 shares authorized, 33,933 and 33,611 shares issued and 29,384 and 29,343 outstanding, respectively	339	336
Common stock, $.01 par value; 0 and 267 shares subject to mandatory redemption	—	(1,198)
Treasury stock, 4,549 and 4,268 shares, respectively, at cost	(18,443)	(17,118)
Paid in capital in excess of par value	280,030	278,181
Accumulated deficit	(269,786)	(253,798)
Accumulated other comprehensive loss	(4,543)	(4,543)

Total stockholders’ equity (deficit)	(12,403)	1,860

Total liabilities and stockholders’ equity (deficit)	$649,863	$685,391

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Operations
(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating revenue:
Local telephone	$52,948	$55,210	$108,730	$109,211
Wireless	13,461	11,947	25,062	22,277
Directory	—	3,353	—	11,631
Internet	5,105	9,037	9,718	16,193
Interexchange	3,790	4,449	7,199	8,476

Total operating revenue	75,304	83,996	150,709	167,788
Operating expense:
Local telephone (exclusive of depreciation and amortization)	29,112	26,852	61,636	54,107
Wireless (exclusive of depreciation and amortization)	8,331	7,341	16,259	14,251
Directory (exclusive of depreciation and amortization)	—	1,800	—	5,249
Internet (exclusive of depreciation and amortization)	6,407	13,485	13,913	24,099
Interexchange (exclusive of depreciation and amortization)	4,858	6,212	9,874	11,830
Depreciation and amortization	18,810	22,091	37,916	44,691
Loss (gain) on disposal of assets	(2)	(97,285)	225	(96,539)

Total operating expense	67,516	(19,504)	139,823	57,688

Operating income	7,788	103,500	10,886	110,100
Other income (expense):
Interest expense	(15,239)	(15,563)	(27,336)	(28,892)
Interest income and other	232	4,787	462	4,979

Total other expense	(15,007)	(10,776)	(26,874)	(23,913)

Income (Loss) before income taxes and discontinued operations	(7,219)	92,724	(15,988)	86,187
Income taxes	—	—	—	—

Income (Loss) from continuing operations	(7,219)	92,724	(15,988)	86,187
Loss from discontinued operations	—	—	—	(52)

Net income (loss)	$(7,219)	$92,724	$(15,988)	$86,135

Net income (loss) per share - basic and diluted:
Income (Loss) from continuing operations	$(0.24)	$3.08	$(0.54)	$2.84
Loss from discontinued operations	—	—	—	—

Net income (loss)	$(0.24)	$3.08	$(0.54)	$2.84

Weighted average shares outstanding:
Basic and diluted	29,539	30,095	29,437	30,373

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)
Six Months Ended June 30, 2004 and 2003
(Unaudited, Dollars In Thousands Except Per Share Amounts)

		Shares		Paid in		Accumulated
		Subject to		Capital in		Other	Stockholders’
	Common	Mandatory	Treasury	Excess of	Accumulated	Comprehensive	Equity
	Stock	Redemption	Stock	Par	Deficit	Loss	(Deficit)
Balance, January 1, 2003	$334	$—	$(12,082)	$277,810	$(247,168)	$(18,886)	$8
Components of Comprehensive income:
Net income	—	—	—	—	86,135	—	86,135
Interest rate swap marked to market	—	—	—	—	—	3,640	3,640

Total comprehensive income							89,775
Issuance of 86,612 shares of common stock, $.01 par	2	—	—	135	—	—	137
Purchase of 874,950 shares of treasury stock	—	—	(2,142)	—	—	—	(2,142)

Balance, June 30, 2003	$336	$—	$(14,224)	$277,945	$(247,168)	$(18,886)	$(1,997)

Balance, January 1, 2004	$336	$(1,198)	$(17,118)	$278,181	$(253,798)	$(4,543)	$1,860
Components of Comprehensive loss - Net loss					(15,988)		(15,988)

Total comprehensive loss							(15,988)
Purchase of 266,788 shares subject to mandatory redemption	—	1,198	(1,262)	—	—	—	(64)
Purchase of 14,100 shares of treasury stock	—	—	(63)	—	—	—	(63)
Issuance of 321,993 shares of common stock, $.01 par	3	—	—	1,849	—	—	1,852

Balance, June 30, 2004	$339	$—	$(18,443)	$280,030	$(269,786)	$(4,543)	$(12,403)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$(15,988)	$86,135
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on discontinued operations	—	52
Depreciation and amortization	37,916	44,691
Loss (gain) on disposal of assets	225	(96,539)
Amortization of debt issuance costs and original issue discount	4,142	5,480
Other deferred credits	2,562	1,671
Changes in components of working capital:
Accounts receivable and other current assets	4,394	2,730
Accounts payable and other current liabilities	(9,529)	(9,105)
Other	(744)	(122)
Net cash used in discontinued operations	—	(41)

Net cash provided by operating activities	22,978	34,952
Cash Flows from Investing Activities:
Construction and capital expenditures	(20,873)	(15,303)
Net proceeds from sale of business	—	138,091
Release of funds from escrow	—	3,539
Placement of funds in restricted account	(1,250)	(200)

Net cash provided (used) by investing activities	(22,123)	126,127
Cash Flows from Financing Activities:
Payments on long-term debt	(18,793)	(113,079)
Purchase of treasury stock	(127)	(2,142)
Issuance of common stock	1,852	137

Net cash used by financing activities	(17,068)	(115,084)
Increase (decrease) in cash and cash equivalents	(16,213)	45,995
Cash and cash equivalents at beginning of the period	97,798	18,565

Cash and cash equivalents at the end of the period	$81,585	$64,560

Supplemental Cash Flow Data:
Interest paid, net of amounts capitalized of $87 and $92	$23,731	$24,895
Income taxes paid	$1,120	$—
Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$—	$2,340
Interest rate swap marked to market	$—	$(3,640)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Alaska Communications Systems Group, Inc. and Subsidiaries (the “Company” or “ACS Group”), a Delaware corporation, is engaged principally in providing local telephone, wireless, Internet, interexchange network and other services to its retail consumer, business customers and wholesale customers in the State of Alaska through its telecommunications subsidiaries. The Company was formed in October of 1998 for the purpose of acquiring and operating telecommunications properties.

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

     On May 8, 2003, the Company completed the sale of a majority interest (87.42%) in the then newly formed ACS Media LLC (the “Directories Business”). Subsequently, on August 27, 2003, the Company sold substantially all of its remaining interest in the Directories Business. As a result of these transactions, the Company now owns less than 0.1% of the Directories Business.

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

     In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.

Revenue Recognition

     Access revenue is recognized when earned. The Company participates in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska (“RCA”) within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At June 30, 2004 and 2003, the Company had liabilities of $17,922 and $15,423, respectively, related to its estimate of refundable access revenue.

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

     The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction, which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $26,950 and $5,466 as of June 30, 2004 and 2003, respectively, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. The Company has also deferred as a regulatory asset $894 of costs incurred in connection with regulatory rate making proceedings, which is being amortized over three years starting in 2003. The balance of this regulatory asset was $447 at June 30, 2004. If the Company were not following SFAS No. 71, these costs would have been charged to expense as incurred. The Company also has a regulatory liability of $52,685 at June 30, 2004 related to accumulated removal costs. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143 for asset retirement obligations. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles.

Stock Incentive Plans

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock incentive plans. Accordingly, no compensation cost has been recognized for options with exercise prices equal to or greater than fair value on the date of grant. No compensation costs were charged to operations for the six months ended June 30, 2004 or 2003. If compensation costs had been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and net income (loss) per share on a pro forma basis for the six months ended June 30, 2004 and 2003 would have been as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Income ( Loss ):
As reported	$(7,219)	$92,724	$(15,988)	$86,135
Deduct: Total Stock based employee compensation expense determined under fair value based method for all awards, net of tax effect	(345)	507	(312)	79

Pro forma	$(7,564)	$93,231	$(16,300)	$86,214

Net income (loss ) per share - basic and diluted:
As reported	$(0.24)	$3.08	$(0.54)	$2.84
Pro forma	(0.26)	3.10	(0.55)	2.84

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants:

	2004	2003
Risk free rate	3.92%	2.56%
Dividend yield	0.0%	0.0%
Expected volatility factor	55.1%	65.7%
Expected option life (years)	6.8	6.1

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

     In accordance with federal and state regulations, depreciation expense for the Company’s local exchange carriers regulated operations have historically included an additional provision for cost of removal. Under SFAS No. 143, the additional cost of removal provision would no longer be included in depreciation expense, because it does not meet the recognition and measurement principles of an asset retirement obligation. On December 20, 2002, the FCC notified local exchange carriers that they should not adopt the provisions of SFAS No. 143 unless specifically required by the FCC in the future. As a result of the FCC ruling, the Company will continue to record depreciation expense for cost of removal for its local exchange carrier subsidiaries that follow SFAS No. 71 accounting. Prior to SFAS No. 143, asset removal costs that qualified and did not qualify for asset retirement obligations were recorded in accumulated depreciation. In accordance with SFAS No. 143 and SFAS No. 71, the accumulated asset retirement removal costs were reclassified as regulatory liabilities in 2003. Accumulated retirement removal costs in other deferred credits and long-term liabilities not qualifying for asset retirement obligations were $52,685 and $50,546 at June 30, 2004 and December 21, 2003, respectively.

     The Company applied the provisions of SFAS No. 143 to its nonregulated subsidiaries effective January 1, 2003. The Company’s wireless segment has entered into cell site operating leases, which are subject to the provisions of this statement. Cell site lease agreements may contain clauses requiring restoration of the leased site at the end of the lease term, creating an asset retirement obligation. Landlords may choose not to exercise these rights as cell sites may be considered useful improvements. The Company’s initial adoption of this statement by its nonregulated subsidiaries did not have a material impact on its results of operations, financial position or cash flows.

     In December 2003, the FASB reissued SFAS No. 132, Employers’ Disclosure about Pensions and Other Postretirement Benefits. This revised statement requires expanded disclosures with respect to pension plan assets, benefit obligations, cash flows, benefit costs and other relevant information. However this revised statement does not change the measurement and recognition provisions of previous FASB statements related to pensions and other postretirement benefits. The Company was required to adopt this revised statement for 2003. The Company’s adoption of this revised statement did not have a material impact on its financial position, results of operations, or cash flows. The expanded disclosures required by this statement are included in Note 6, Retirement Plans.

2. NEW ACCOUNTING STANDARDS (Continued)

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities (revised December 2003). FIN 46 addresses when a company should include in its financial statements the assets, liabilities and activities of a variable interest entity. FIN 46 defines variable interest entities as those entities with a business purpose that either do not have any equity investors with voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN 46 consolidation requirements are effective for all variable interest entities created after January 31, 2003, and to pre-existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain disclosure requirements are effective for financial statements issued after January 31, 2003. The adoption of FIN 46 had no effect on the Company’s financial position, results of operations or cash flows.

3. LONG-TERM OBLIGATIONS

     Long-term obligations consists of the following at June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
Senior credit facility term loan	199,000	200,000
9 7/8% senior unsecured notes due 2011	182,000	182,000
9 3/8% senior subordinated notes due 2009	150,000	150,000
Original issue discount - 9 7/8% senior subordinated notes due 2011	(5,596)	(5,856)
13% senior discount debentures due 2011	—	17,313
Original issue discount - 13% senior discount debentures due 2011	—	(2,097)
Capital leases and other long-term obligations	8,379	8,860

	533,783	550,220
Less current portion	2,290	1,982

Long-term obligations, net of current portion	$531,493	$548,238

     The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to June 2004 are as follows:

2004 (July 1 - December 31)	$1,045
2005 (January 1 - December 31)	2,293
2006 (January 1 - December 31)	2,312
2007 (January 1 - December 31)	2,299
2008 (January 1 - December 31)	2,118
2009 (January 1 - December 31)	151,782
Thereafter	371,934

$533,783

     ACS Group called its $17,313 13% senior discount debentures due 2011 on May 14, 2004, and subsequently redeemed and extinguished all of the senior discount debentures outstanding on June 14, 2004. As a result of this early extinguishment of debt, ACS Group charged $330 of unamortized debt issue costs and $1,968 of unamortized original issue discount to interest expense in June 2004. The redemption was made at 106.5% of the outstanding principal and as a result a call premium of $1,125 was paid and charged to interest expense in June 2004.

4. DISCONTINUED OPERATIONS

     On March 30, 2002, the Company approved a plan to sell its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company completed its disposal of the wireless cable television segment as of March 31, 2003.

     The following discloses the results of the discontinued operations for the six months ended June 30, 2003:

Six Months Ended
June 30,
2003
Operating revenue	$110
Operating expense	162

Loss from discontinued operations	$(52)

5. STOCK INCENTIVE PLANS

     Under various plans, ACS Group, through the Compensation Committee of the Board of Directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At June 30, 2004, ACS Group has reserved a total of 6,060 shares of authorized common stock for issuance under the plans. In general, options under the plans vest ratably over three, four or five years and the plans terminate in approximately 10 years.

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

     ACS Group has reserved 4,910 shares under this plan, which was adopted by the Company in November 1999. At June 30, 2004, 6,710 options have been granted, 2,747 have been forfeited, 718 have been exercised, and 947 shares are available for grant under the plan.

ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

     The non-employee director stock compensation plan was adopted by ACS Group in November 1999. ACS Group has reserved 150 shares under this plan. At June 30, 2004, 126 shares have been awarded and 24 shares are available for grant under the plan. For 2004, directors are required to receive not less than 50% of their annual retainer in the form of ACS Group’s stock and may have elected to receive up to 100% of their annual retainer in the form of ACS Group’s stock. In 2003, directors did not have the option of receiving stock and received their entire annual retainer and meeting fees in cash, therefore no shares were awarded from this plan during 2003. On March 31, 2004, seven shares under the plan were awarded to directors, of which five were elected to be deferred until termination of service by the directors. On June 30, 2004, eight shares under the plan were awarded to directors, of which six were elected to be deferred until termination of service by the directors.

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

     This plan was also adopted by ACS Group in November 1999. ACS Group has reserved 1,000 shares under this plan. At June 30, 2004, 462 shares are available for issuance and sale. On June 30, 2004, 41 shares were issued under the plan. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

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

     The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel’s Alaska Properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. Accrued benefits under the ACS Retirement Plan were determined in accordance with the provisions of the CenturyTel Plan. Upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the plan. On November 1, 2000, the ACS Retirement Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPP. As a result of this amendment, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company uses a December 31 measurement date for the plan.

     The following table represents the net periodic pension expense for the ACS Retirement Plan for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest cost	$190	$183	$374	$366
Expected return on plan assets	(187)	(166)	(377)	(332)
Amortization of loss	113	142	251	284
Amortization of prior service cost	51	51	101	102

Net periodic pension expense	$167	$210	$349	$420

     The Company has a separate executive post retirement health benefit plan. The Alaska Communications Systems Executive Retiree Health Benefit Plan (“The ACS Health Plan”) was adopted by the Company in November 2001 and amended in October 2002. The ACS Health Plan covers a select group of management or highly compensated employees. The group of eligible employees is selected by a committee appointed by the Compensation Committee of ACS Group’s Board of Directors. Each eligible employee must complete 10 years of service and be employed by the Company in the capacity of an executive officer for a minimum of 36 consecutive months immediately preceding retirement. The ACS Health Plan provides a graded subsidy for medical, dental, and vision coverage. The amendment revised the premium subsidy, added a premium subsidy cap and suspends retirees’ benefits from the ACS Health Plan during any period the retiree has access to employer health benefits. The Compensation Committee of the Board of Directors decided to terminate the ACS Health Plan in January 2004. The three people already qualified under the plan will receive future benefits, but the plan is closed to future participants. The Company uses the projected unit credit method for the determination of post retirement health cost for financial reporting and funding purposes and complies with the funding requirements under ERISA. The Company uses a December 31 measurement date for the plan.

6. RETIREMENT PLANS (Continued)

     The following represents the net periodic postretirement benefit expense for the ACS Health Plan for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost	$2	$3	$3	$6
Interest cost	4	5	8	9
Expected return on plan assets	(3)	(3)	(6)	(5)
Amortization of prior service cost	2	2	4	4

Net periodic postretirement benefit expense	$5	$7	$9	$14

7. BUSINESS SEGMENTS

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

     Previously, the Company reported its Directories Business as a separate segment. The Company sold an 87.42% interest in its Directories Business during the second quarter of 2003 and is no longer directly engaged in day-to-day management of that business. Therefore, the Directories Business no longer constitutes a reportable segment. Accordingly, the historical operating results for the Directories Business for the six months ended June 30, 2003 are included in “All Other” in the accompanying tables. The Company also had a wireless cable television service segment that did not meet the criteria for a reportable segment, that was previously included in “All Other” and is now reported as discontinued operations.

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

     The following table illustrates selected financial data for each segment as of and for the six months ended June 30, 2004:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenue	$108,710	$25,083	$9,718	$8,177	$11,644	$(12,623)	$150,709
Depreciation and a mortization	25,275	3,623	1,786	248	6,984	—	37,916
Operating income (loss)	12,995	3,316	(6,411)	(2,072)	3,058	—	10,886
Interest expense	(160)	(12)	—	(94)	(27,070)	—	(27,336)
Interest income	—	—	—	—	565	—	565
Income tax provision (benefit)	5,190	1,360	—	—	(6,550)	—	—
Net income (loss)	7,645	1,944	(6,411)	(2,166)	(17,000)	—	(15,988)
Total assets	506,862	103,301	4,662	21,857	13,180	—	649,863
Capital expenditures	10,735	7,018	1,055	49	2,016	—	20,873

7. BUSINESS SEGMENTS (Continued)

     Operating revenue disclosed above includes intersegment operating revenue of $12,966 for local telephone, $886 for wireless, $1,104 for interexchange and $11,630 for all other. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the six months ended June 30, 2003:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenue	$109,211	$22,318	$16,193	$13,668	$24,239	$(17,841)	$167,788
Depreciation and amortization	28,738	2,929	4,832	1,117	7,075	—	44,691
Operating income (loss)	15,665	1,096	(15,758)	157	108,949	(9)	110,100
Interest expense	(279)	(2)	(67)	(148)	(28,396)	—	(28,892)
Interest income	1	—	—	—	596	—	597
Income tax provision (benefit)	5,881	724	—	—	(6,605)	—	—
Income (loss) from continuing operations	9,506	370	(15,825)	9	92,136	(9)	86,187
Total assets	473,829	75,770	(43,172)	(1,664)	165,583	—	670,346
Capital expenditures	8,728	542	3,250	10	5,113	—	17,643

     Operating revenue disclosed above includes intersegment operating revenue of $14,472 for local telephone, $883 for wireless, $1,130 for interexchange and $12,608 for all other. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the three months ended June 30, 2004:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenue	$52,938	$13,470	$5,105	$4,319	$5,845	$(6,373)	$75,304
Depreciation and amortization	12,426	1,978	784	91	3,531	—	18,810
Operating income (loss)	6,682	2,173	(2,249)	(694)	1,876	—	7,788
Interest expense	(79)	—	—	(47)	(15,113)	—	(15,239)
Interest income	—	—	—	—	278	—	278
Income tax provision (benefit)	2,691	894	—	—	(3,585)	—	—
Net income (loss)	3,912	1,279	(2,249)	(741)	(9,420)	—	(7,219)
Total assets	503,665	105,382	5,213	22,373	13,230	—	649,863
Capital expenditures	5,235	3,609	453	38	1,018	—	10,353

     Operating revenue disclosed above includes intersegment operating revenue of $6,642 for local telephone, $452 for wireless, $582 for interexchange and $5,841 for all other. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the three months ended June 30, 2003:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenue	$55,210	$11,965	$9,037	$7,568	$9,640	$(9,424)	$83,996
Depreciation and amortization	14,046	1,484	2,422	562	3,577	—	22,091
Operating income (loss)	8,747	1,413	(8,827)	500	101,667	—	103,500
Interest expense	(143)	(1)	(33)	(74)	(15,312)	—	(15,563)
Interest income	—	—	—	—	351	—	351
Income tax provision (benefit)	3,374	720	—	—	(4,094)	—	—
Income (loss) from continuing operations	5,230	692	(8,860)	426	95,236	—	92,724
Total assets	473,919	76,036	(42,850)	(1,414)	164,655	—	670,346
Capital expenditures	4,734	421	2,018	2	1,922	—	9,097

     Operating revenue disclosed above includes intersegment operating revenue of $8,497 for local telephone, $469 for wireless, $689 for interexchange and $6,287 for all other. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.

8. RELATED PARTY TRANSACTIONS

     Fox Paine & Company, LLC whose affiliates hold a majority of the Company’s outstanding shares, receives an annual management fee in the amount of one percent of the Company’s earnings before interest expense, income taxes and depreciation and amortization, calculated without regard to the fee. The management fee expense for the three and six months ended June 30, 2004 was $220 and $522, respectively and for the three and six months ended June 30, 2003 it was $304 and $571, respectively. At June 30, 2004, the payable due to Fox Paine was $525.

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

     During 2003, the Company spun off its Directory Business to ACS Media LLC and subsequently sold 99.9% of its interest in ACS Media LLC to the public through a Canadian income fund. As part of that transaction, the Company entered into several long-term contracts with ACS Media LLC, including a 50-year publishing agreement, a 50-year license agreement, a 45-year non-compete agreement, and a 10-year billing and collection agreement. At June 30, 2004 and 2003, the Company had recorded in accounts payable – affiliates $2,845 and $2,933, respectively, due to ACS Media LLC under these contracts, primarily under the billing and collection agreement. The Company has a right to minority representation of one manager of the permitted nine managers of ACS Media LLC so long as its contracts with ACS Media LLC are in effect. Currently, Wray T. Thorn, a director of the Company and employee of Fox Paine & Company, LLC, the Company’s majority shareholder, is a manager of ACS Media LLC.

     On September 14, 2003, the Company entered into an agreement with a retiring officer to reacquire 267 shares of the Company’s stock owned by the officer in 2004 at a purchase price per share equal to the highest average closing price of a share of the Company’s stock during any 5-consecutive day trading period in January 2004. The officer delivered the shares to the Company in 2004, and the Company will make the repurchase payments totaling $1,262 to the officer in four equal quarterly installments commencing on March 31, 2004. The Company made two quarterly installment payments and $631 remains outstanding as of June 30, 2004 .

     The Company understands that on September 19, 2003, Fox Paine entered into a consulting agreement with a now retired officer of the Company. The consulting term began on January 1, 2004 and will continue for one year, after which either party may terminate the arrangement. During the consulting term, the retired officer will advise Fox Paine on and evaluate potential opportunities in the telecommunications industry, and Fox Paine will pay the retired officer a monthly fee of $20 for these services.

9. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     ACS Holdings and its subsidiaries are guarantors of the ACS Group’s senior discount debentures. Additionally, ACS Group and ACS Holdings’ subsidiaries are guarantors under ACS Holdings’ 9 3/8% senior subordinated notes and 9 7/8% senior unsecured notes. All ACS Group and ACS Holdings’ subsidiaries (the “Combined Subsidiaries”) are 100% owned. The guarantees are full and unconditional. In addition, all guarantees are joint and several. Accordingly, the interim condensed consolidating financial statements are presented below.

Condensed Consolidating Balance Sheet
June 30, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$99	$81,486	$—	$—	$81,585
Restricted cash	—	4,885	—	—	4,885
Accounts receivable-trade, net	13,365	23,668	—	—	37,033
Accounts receivable-affiliates	41,089	(23,656)	(17,433)	—	—
Materials and supplies	8,962	—	—	—	8,962
Prepayments and other current assets	3,216	3,823	—	—	7,039

Total current assets	66,731	90,206	(17,433)	—	139,504
Investments	—	400,402	10,221	(410,623)	—
Property, plant and equipment	951,886	99,572	—	—	1,051,458
Less: accumulated depreciation	576,305	51,807	—	—	628,112

Property, plant and equipment, net	375,581	47,765	—	—	423,346
Goodwill	—	—	—	38,403	38,403
Intangible assets	21,963	—	—	—	21,963
Debt issuance costs, net	—	17,153	—	—	17,153
Deferred charges and other assets	2,205	7,289	—	—	9,494

Total assets	$466,480	$562,815	$(7,212)	$(372,220)	$649,863

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$528	$1,762	$—	$—	$2,290
Accounts payable-affiliates	2,775	595	—	—	3,370
Accounts payable, accrued and other current liabilities	14,450	25,692	648	—	40,790
Advance billings and customer deposits	8,554	3	—	—	8,557

Total current liabilities	26,307	28,052	648	—	55,007
Long-term obligations, net of current portion	4,298	527,195	—	—	531,493
Deferred income taxes	4,004	(4,004)	—	—	—
Other deferred credits and long-term liabilities	69,873	5,894	—	(1)	75,766
Stockholders’ equity (deficit):
Common stock	2	—	339	(2)	339
Treasury stock	—	—	(18,443)	—	(18,443)
Paid in capital in excess of par value	491,240	287,242	280,030	(778,482)	280,030
Retained earnings (accumulated deficit)	(129,244)	(277,021)	(269,786)	406,265	(269,786)
Accumulated other comprehensive loss	—	(4,543)	—	—	(4,543)

Total stockholders’ equity (deficit)	361,998	5,678	(7,860)	(372,219)	(12,403)

Total liabilities and stockholders’ equity (deficit)	$466,480	$562,815	$(7,212)	$(372,220)	$649,863

9. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet
December 31, 2003

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$139	$97,659	$—	$—	$97,798
Restricted cash	—	3,635	—	—	3,635
Accounts receivable-trade, net	13,803	27,915	—	—	41,718
Accounts receivable-affiliates	33,777	(33,629)	(148)	—	—
Materials and supplies	10,027	72	—	—	10,099
Prepayments and other current assets	2,877	2,973	—	—	5,850

Total current assets	60,623	98,625	(148)	—	159,100
Investments	—	399,384	22,992	(422,376)	—
Property, plant and equipment	931,840	110,064	—	—	1,041,904
Less: accumulated depreciation and amortization	553,816	49,944	—	—	603,760

Property, plant and equipment, net	378,024	60,120	—	—	438,144
Goodwill	—	—	—	38,403	38,403
Intangible assets, net	22,055	—	—	—	22,055
Debt issuance costs, net	—	18,587	352	—	18,939
Deferred charges and other assets	2,501	6,249	—	—	8,750

Total assets	$463,203	$582,965	$23,196	$(383,973)	$685,391

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$500	$1,767	$(285)	$—	$1,982
Accounts payable-affiliates	2,867	950	1,265	—	5,082
Accounts payable, accrued and other current liabilities	15,038	31,953	312	—	47,303
Income taxes payable	—	1,095	—	—	1,095
Advance billings and customer deposits	8,766	—	—	—	8,766

Total current liabilities	27,171	35,765	1,292	—	64,228
Long-term obligations, net of current portion	4,661	528,076	15,501	—	548,238
Deferred income taxes	5,220	(5,220)	—	—	—
Other deferred credits and long-term liabilities	65,170	5,895	—	—	71,065
Stockholders’ equity:
Common stock	25	—	336	(25)	336
Common stock shares subject to mandatory redemption	—	—	(1,198)	—	(1,198)
Treasury stock	—	—	(17,118)	—	(17,118)
Paid in capital in excess of par value	501,374	287,242	278,181	(788,616)	278,181
Retained earnings (accumulated deficit)	(140,418)	(264,250)	(253,798)	404,668	(253,798)
Accumulated other comprehensive loss	—	(4,543)	—	—	(4,543)

Total stockholders’ equity	360,981	18,449	6,403	(383,973)	1,860

Total liabilities and stockholders’ equity	$463,203	$582,965	$23,196	$(383,973)	$685,391

9. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$52,938	$10	$—	$—	$52,948
Wireless	13,470	—	—	(9)	13,461
Internet	5,105	—	—	—	5,105
Interexchange	4,319	—	—	(529)	3,790
Other	—	5,835	—	(5,835)	—

Total operating revenue	75,832	5,845	—	(6,373)	75,304
Operating expense:
Local telephone	33,793	438	—	(5,119)	29,112
Wireless	9,317	—	—	(986)	8,331
Internet	6,611	—	—	(204)	6,407
Interexchange	4,922	—	—	(64)	4,858
Depreciation and amortization	15,279	3,531	—	—	18,810
Gain on disposal of assets	(2)	—	—	—	(2)

Total operating expense	69,920	3,969	—	(6,373)	67,516
Operating income	5,912	1,876	—	—	7,788
Other income (expense):
Interest expense	(126)	(11,220)	(3,893)	—	(15,239)
Interest income and other	5	2,431	(3,326)	1,122	232

Total other income (expense)	(121)	(8,789)	(7,219)	1,122	(15,007)

Income (loss) before income taxes	5,791	(6,913)	(7,219)	1,122	(7,219)
Income tax expense (benefit)	3,587	(3,587)	—	—	—

Net income (loss)	$2,204	$(3,326)	$(7,219)	$1,122	$(7,219)

9. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended June, 2003

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$55,210	$—	$—	$—	$55,210
Wireless	11,965	—	—	(18)	11,947
Directory	3,353	—	—	—	3,353
Internet	9,037	—	—	—	9,037
Interexchange	5,408	—	—	(959)	4,449
Other	—	6,287	—	(6,287)	—

Total operating revenue	84,973	6,287	—	(7,264)	83,996
Operating expense:
Local telephone	31,965	142	—	(5,255)	26,852
Wireless	8,311	—	—	(970)	7,341
Directory	1,832	—	—	(32)	1,800
Internet	14,198	—	—	(713)	13,485
Interexchange	6,506	—	—	(294)	6,212
Depreciation and amortization	18,514	3,577	—	—	22,091
Gain on disposal of assets	(97,285)	—	—	—	(97,285)

Total operating expense	(15,959)	3,719	—	(7,264)	(19,504)
Operating income	100,932	2,568	—	—	103,500
Other income (expense):
Interest expense	(251)	(14,669)	(643)	—	(15,563)
Interest income and other	4,407	58,833	93,367	(151,820)	4,787

Total other expense	4,156	44,164	92,724	(151,820)	(10,776)

Income (loss) before income taxes	105,088	46,732	92,724	(151,820)	92,724
Income tax expense (benefit)	46,635	(46,635)	—	—	—

Net income (loss)	$151,723	$93,367	$92,724	$(151,820)	$92,724

9. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$108,710	$20	$—	$—	$108,730
Wireless	25,083	—	—	(21)	25,062
Internet	9,718	—	—	—	9,718
Interexchange	8,177	—	—	(978)	7,199
Other	—	11,624	—	(11,624)	—

Total operating revenue	151,688	11,644	—	(12,623)	150,709
Operating expense:
Local telephone	70,227	1,572	—	(10,163)	61,636
Wireless	18,142	—	—	(1,883)	16,259
Internet	14,363	—	—	(450)	13,913
Interexchange	10,001	—	—	(127)	9,874
Depreciation and amortization	30,932	6,984	—	—	37,916
Loss on disposal of assets	195	30	—	—	225

Total operating expense	143,860	8,586	—	(12,623)	139,823
Operating income	7,828	3,058	—	—	10,886
Other income (expense):
Interest expense	(266)	(22,528)	(4,542)	—	(27,336)
Interest income and other	9	1,470	(11,446)	10,429	462

Total other income (expense)	(257)	(21,058)	(15,988)	10,429	(26,874)

Income (loss) before income taxes	7,571	(18,000)	(15,988)	10,429	(15,988)
Income tax expense (benefit)	6,554	(6,554)	—	—	—

Net income (loss)	$1,017	$(11,446)	$(15,988)	$10,429	$(15,988)

9. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations
Six Months Ended June, 2003

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$109,211	$—	$—	$—	$109,211
Wireless	22,318	—	—	(41)	22,277
Directory	11,631	—	—	—	11,631
Internet	16,193	—	—	—	16,193
Interexchange	10,227	—	—	(1,751)	8,476
Other	110	12,608	—	(12,718)	—

Total operating revenue	169,690	12,608	—	(14,510)	167,788
Operating expense:
Local telephone	64,205	434	—	(10,532)	54,107
Wireless	15,994	—	—	(1,743)	14,251
Directory	5,359	—	—	(110)	5,249
Internet	25,541	—	—	(1,442)	24,099
Interexchange	12,394	—	—	(564)	11,830
Other	160	—	—	(160)	—
Depreciation and amortization	37,628	7,073	—	(10)	44,691
Gain on disposal of assets	(96,538)	—	—	(1)	(96,539)

Total operating expense	64,743	7,507	—	(14,562)	57,688
Operating income	104,947	5,101	—	52	110,100
Other income (expense):
Interest expense	(496)	(27,111)	(1,285)	—	(28,892)
Interest income and other	4,408	58,332	87,420	(145,181)	4,979

Total other expense	3,912	31,221	86,135	(145,181)	(23,913)

Income (loss) before income taxes and discontinued operations	108,859	36,322	86,135	(145,129)	86,187
Income tax expense (benefit)	46,635	(46,635)	—	—	—

Income (loss) from continuing operations	62,224	82,957	86,135	(145,129)	86,187
Loss from discontinued operations, net	—	—	—	(52)	(52)

Net income (loss)	$62,224	$82,957	$86,135	$(145,181)	$86,135

9. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)-

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$19,152	$(10,437)	$15,588	$(1,325)	$22,978
Cash Flows from Investing Activities:
Construction and capital expenditures	(18,857)	(2,016)	—	—	(20,873)
Placement of funds in restricted	—	(1,250)	—	—	(1,250)

Net cash used by investing activities	(18,857)	(3,266)	—	—	(22,123)
Cash Flows from Financing Activities:
Payments on long-term debt	(335)	(1,145)	(17,313)	—	(18,793)
Dividends	—	(1,325)	—	1,325	—
Purchase of treasury stock	—	—	(127)	—	(127)
Issuance of common stock	—	—	1,852	—	1,852

Net cash provided (used) by financing activities	(335)	(2,470)	(15,588)	1,325	(17,068)
Decrease in cash and cash equivalents	(40)	(16,173)	—	—	(16,213)
Cash and cash equivalents, beginning of the period	139	97,659	—	—	97,798

Cash and cash equivalents, end of the period	$99	$81,486	$—	$—	$81,585

Supplemental Cash Flow Data:
Interest paid, net of capitalized interest	$296	$20,991	$2,444	$—	$23,731
Income taxes paid	$1,120	$—	$—	$—	$1,120

9. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2003

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(124,533)	$159,622	$2,005	$(2,142)	$34,952
Cash Flows from Investing Activities:
Construction and capital expenditures	(10,245)	(5,058)	—	—	(15,303)
Net proceeds from sale of business	138,091	—	—	—	138,091
Release of funds from escrow	—	3,539	—	—	3,539
Placement of funds in restricted account	—	(200)	—	—	(200)

Net cash provided (used) by investing activities	127,846	(1,719)	—	—	126,127
Cash Flows from Financing Activities:
Payments on long-term debt	(3,026)	(110,053)	—	—	(113,079)
Dividends	—	(2,142)	—	2,142	—
Purchase of treasury stock	—	—	(2,142)	—	(2,142)
Issuance of common stock	—	—	137	—	137

Net cash provided (used) by financing activities	(3,026)	(112,195)	(2,005)	2,142	(115,084)
Increase in cash and cash equivalents	287	45,708	—	—	45,995
Cash and cash equivalents, beginning of the period	(73)	18,638	—	—	18,565

Cash and cash equivalents, end of the period	$214	$64,346	$—	$—	$64,560

Supplemental Cash Flow Data:
Interest paid, net of capitalized interest	$531	$23,239	$1,125	$—	$24,895
Income taxes paid	$—	$—	$—	$—	$—
Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$2,340	$—	$—	$—	$2,340
Interest rate swap marked to market	$—	$(3,640)	$—	$—	$(3,640)

10. COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $3,442 at June 30, 2004 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

     On July 15, 2002 the Company fulfilled a commitment to Neptune Communications, L.L.C. (“Neptune”) to provide a loan for the aggregate principal amount of $15,000 in return for certain consideration. The Company has an agreement that enables it to purchase additional fiber optic capacity in future years from Neptune, the expenditures for which are expected to be significant and may exceed $25,000 over the next four years. ACS expects to spend approximately $4,500 in the third quarter related to capacity additions under this agreement. While the Company has an agreement with Neptune, certain material terms of the agreement remain subject to continued renegotiation. The significant provisions of this agreement are: (i) purchase commitments by the Company for capacity in 2005 and 2007, the final price and quantity of which are subject to future events, (ii) Neptune’s restoration of the Company’s traffic carried on another cable system, (iii) and specific interconnection arrangements between the Company and Neptune, should the Company exercise its option to purchase certain network assets from Neptune. The Company is currently negotiating open elements of its agreement with Neptune and renegotiating other terms and conditions of the agreement. It is impossible to determine the ultimate outcome of these negotiations at this time. The loan was written down to zero, its estimated fair value, during the quarter ended September 30, 2003.

11. OTHER EVENTS

     The Company filed with the Securities and Exchange Commission on June 1, 2004 Amendment No. 1 to its registration statements for a proposed initial public offering of its Income Deposit Securities (IDSs), a separate proposed offering of its senior subordinated notes and the proposed reclassification of its existing common stock into cash and shares of new class B common stock. An IDS is a unit containing one share of new class A common stock of the Company and a fixed principal amount of senior subordinated notes of the Company. The senior subordinated notes to be sold in the separate offering will be identical to those senior subordinated notes included in the IDSs. A majority of the shares of class B common stock issued in the reclassification would be subject to a mandatory exchange for IDSs within approximately 12 days following the offering with the remaining shares of class B common stock issued in the reclassification subject to a mandatory exchange for IDSs on the second anniversary of the offering provided certain conditions are met. The completion of the proposed offerings and reclassification is subject to a number of conditions, including the approval of the reclassification by the holders of a majority of the Company’s outstanding existing common stock. The Company plans to use the net proceeds of the proposed offerings, together with available cash, to refinance certain outstanding indebtedness and to finance the cash portion of the proposed reclassification of the Company’s outstanding existing common stock, including shares held by its majority shareholders, affiliates of Fox Paine & Company, LLC.

11. OTHER EVENTS (continued)

     On July 27, 2004, the Company adopted a plan to terminate early an aircraft operating lease it had entered into in November 1999 and ceased use of the leased aircraft. Under the terms of the lease, the Company has a right to sell the aircraft, or alternatively to permit the lessor to sell the aircraft. In either event, the Company is liable to the lessor for any deficiency of proceeds of such sale against a termination value schedule as set forth in the lease agreement. The Company believes, based on broker assessments and an initial offer it has received, that the market value for the aircraft is below the current termination value set forth in the lease agreement. The Company also expects to incur other exit costs associated with the lease termination. As a result of the planned lease termination, ACS Group expects to record a loss during the third quarter of 2004 currently estimated to be in the range of $2,500 to $3,000 under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Local Telephone — The Company is the largest local exchange carrier (“LEC”) in Alaska and the 13th largest in the United States. Basic local service is generally provided at a flat monthly rate and allows the user to place unlimited calls within a defined local calling area. Access revenues are generated in part by billing interexchange carriers for access to the LEC’s local network and its customers and in part by billing the local customers themselves. Universal service revenues are a subsidy paid to rural LECs to support the high cost of providing service in rural markets.

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

     Wireless - The Company is one of the largest statewide providers of wireless services in Alaska, currently serving approximately 91,000 subscribers. Its wireless network covers over 480,000 residents, including all major population centers and highway corridors. The Company currently operates a TDMA digital network in substantially all of its service areas, and has begun to upgrade this network to a new generation of digital network known as CDMA 1xRTT which provides customers with improved voice call quality, mobile data speeds of 64kbps and provides a platform for the launch of enhanced services. The Company began offering CDMA 1xRTT services in several of its service areas in May 2004. In June 2004 the Company began offering wireless broadband service based of EV-DO which enables computer connectivity with speeds that burst up to 2mbps to its wireless markets in Anchorage, Fairbanks, and Juneau.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, long-lived assets (in particular, those assets accounted for under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation) income taxes, network access revenue reserves and litigation reserves. Actual results may differ from those estimates.

     The Company uses an allowance method to estimate the net realizable value of accounts receivable. As of June 30, 2004 and 2003, the allowance for doubtful accounts receivable was $4.0 and $4.4 million, respectively. Actual collection results could vary significantly from management’s estimate.

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

At June 30, 2004 the Company had recorded liabilities of $17.9 million related to its estimate of refundable access revenue. Actual results could vary from this estimate.

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. The cumulative valuation allowance against deferred tax assets was $102.2 million as of June 30, 2004.

     The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by SFAS No. 71. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years.

     The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $27.0 million as of June 30, 2004 related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. The Company has also deferred as a regulatory asset $0.9 million of costs incurred in connection with regulatory rate making proceedings, which is being amortized over three years starting in 2003. The balance of this regulatory asset was $0.4 million at June 30, 2004. If the Company were not following SFAS No. 71, it would have recorded additional cumulative depreciation expense of $27.0 million for the intrastate and local jurisdictions and the deferred costs incurred in connection with regulatory rate making proceedings would have been charged to expense as incurred. The Company also has a regulatory liability of $52.7 million at June 30, 2004 related to accumulated removal costs. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143 for asset retirement obligations. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles.

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. The Company determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. At June 30, 2004 the Company had recorded goodwill of $38.4 million applicable to its local telephone and wireless segments.

     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business, and has recorded litigation reserves of $3.4 million against certain claims and legal actions as of June 30, 2004. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings are resolved.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     All amounts are discussed at the consolidated level after the elimination of intercompany revenue and expense.

     Operating Revenue

     Operating revenue decreased $8.7 million, or 10.3%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Wireless revenue increased compared to the corresponding period of 2003, while local telephone, internet and interexchange revenue decreased compared to the corresponding period of 2003. On May 8, 2003, the Company completed the sale of a majority interest (87.42%) in its Directories Business. The Company did not have any revenues from operations from the Directories Business after that date, but had recorded $3.4 million of revenues from this business for the three months ended June 30, 2003.

     Local Telephone

     Local telephone revenue, which consists of local network service, network access and deregulated and other revenue, decreased $2.3 million, or 4.1%, for the three months ended June 30, 2004 compared to the same period in 2003. The following table summarizes the Company’s consolidated local telephone revenue by category:

	Three Months Ended
	June 30,
	2004	2003
	(in thousands)
Local telephone revenue:
Local network service	$22,995	$25,219
Network access	24,539	25,140
Deregulated and other	5,414	4,851

Total local telephone revenue	$52,948	$55,210

     The following table summarizes the Company’s local telephone access lines:

	As of June 30,
	2004	2003
Local telephone access lines:
Retail	212,737	227,604
Wholesale	21,310	18,868
Unbundled network elements - platform (UNE - P)	4,814	4,892
Unbundled network elements - loop (UNE - L)	68,662	66,864

Total local telephone access lines	307,523	318,228

     Local network service revenue decreased $2.2 million or 8.8% from the prior year, while access lines in service decreased 3.4% to 307,523, inclusive of a reduction of 2,538 internal lines that ceased to be counted following a change in line count methodology. Exclusive of the change in line count methodology, lines in service decreased by 2.6% from the prior year. The decrease reflects the net effect of retail market share losses offset by increases in wholesale revenue. Also contributing to the decrease in local network service are decreases in feature, directory assistance and cellular access revenue.

     The Company experienced a loss of direct retail customers during the year as customers cancelled second lines they were not using or switched to competing service providers. This reduction in direct retail customers was partially offset by an increase in wholesale lines. Generally, if a retail local network service customer of the Company switches to a competitor, the Company continues to provide the line to the competitor on a wholesale basis at reduced revenue per line. Management believes that the continuing loss of retail market share it has experienced in certain of its markets is partially attributable to below cost interconnection rates mandated by the RCA for UNEs. During the first quarter of 2000, the Company reopened interconnection proceedings for its Anchorage market and during the second quarter of 2001 filed for an interim and refundable UNE rate increase of approximately $10 per month per loop. On October 25, 2001, the RCA granted ACSA an interim UNE rate increase of $1.07, bringing the UNE rate up from $13.85 to $14.92. The interim rate increase was implemented in November 2001 and generated approximately $0.8 million in additional annual revenue during 2003. The RCA held a formal hearing on final Anchorage UNE rates during November 2003 and issued an order on June 25, 2004 granting ACSA an increase in UNE loop rates from $14.92 to $19.15. This increase is expected to result in additional revenue of approximately $3.1 million annually at current demand levels. Both parties have asked the RCA to reconsider portions of its decision.

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

     In compliance with Alaska Public Utilities Commission (“APUC”) orders related to the approval of the acquisition of the four LECs in 1999, ACS filed local service rate cases for all of its LEC businesses with the RCA on July 2, 2001. The RCA’s decisions on revenue requirements have a direct impact on the retail rates and intrastate access rates that the Company is allowed to charge. A RCA finding of over earnings generally leads to rate reductions while a RCA finding of under earnings generally results in rate increases.

     In October 2001, ACSA filed for increased interim local service rates in Anchorage in order to expedite a partial recovery of its total revenue deficiency. On November 15, 2001, the RCA approved an interim and refundable rate increase for ACSA of 24% for certain services. This interim rate increase was implemented in November 2001 and generated approximately $3.8 million in annual revenue for 2003. The RCA concluded the revenue requirement phase of the hearing for ACSA by finding ACSA to be under earning. On June 24, 2004, ACSA filed the cost-of-service and rate-design studies required in the original 1999 APUC orders. The RCA has scheduled rate hearings during December 2004 to hear evidence on any unresolved issues.

     On March 25, 2003, the RCA issued an order approving new revenue requirements for ACSF, ACSAK, and ACSN. The RCA found over earnings by ACSF and ACSN and under earnings by ACSAK. In compliance with RCA orders, ACSF, ACSAK, ACSN filed cost of service and rate design studies, and supporting testimony, consistent with the RCA revenue requirements orders. A stipulated rate settlement for ACSF, ACSAK and ACSN was approved by the RCA on April 8, 2004. This settlement is expected to reduce revenue, though the quantitative impact on revenue is not determinable at this time.

     Network access revenue decreased $0.6 million or 2.4% for the three months ended June 30, 2004 compared to the same period in 2003. Network access revenue is based on a regulated return on rate base and recovery of allowable expense associated with the origination and termination of toll calls for the Company’s retail and resale customers. Management expects that network access revenue will decline as a component of local telephone revenue for the foreseeable future.

     Deregulated and other revenue, which increased $0.6 million or 11.6% for the three months ended June 30, 2004, consists principally of billing and collection (“B&C”) services, space and power rents, deregulated equipment sales, paystation revenue, regulated directory listing revenue, and other miscellaneous telephone revenue. The increase in deregulated and other revenue is due principally to an increase in B&C services and messaging revenue.

     Wireless

     Wireless revenue increased $1.5 million, or 12.7% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This increase is due primarily to the following:

•	Growth in average subscribers of 8.5% for the three months ended June 30, 2004 over the prior year period.

•	An increase in monthly average revenue per unit, or ARPU, of 3.9% from $48.24 for the three months ended June 30, 2003 to $50.11 for the three months ended June 30, 2004 primarily as a result of increased minutes of use over calling plan allotments. Subscriber average minutes of use increased from 244 minutes for the three months ended June 30, 2003 to 256 minutes for the three months ended June 30, 2004.

•	Higher gross customer adds in the three months ended June 30, 2004 resulting in $1 million of handset revenue compared to $0.5 million for the same time period in 2003.

     Internet

     Internet revenue decreased $3.9 million, or 43.5%, for the three months ended June 30, 2004 compared to the same time period in 2003. This decrease is primarily due to the loss of $4.8 million in revenue associated with the Company’s contract with the State of Alaska which was terminated in October 2003 offset by $0.9 million of revenue increases primarily as a result of growth in DSL subscribers of 41.5% from 14,817 at June 30, 2003 to 20,963 at June 30, 2004.

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

     Interexchange

     Interexchange revenue decreased $0.7 million, or 14.8%, for the three months ended June 30, 2004, compared to the same time period in 2003. This is primarily due to the loss of revenue associated with the State of Alaska discussed under “Internet” above. Both intrastate and interstate revenue declined from the previous year. Long distance subscribers decreased from 44,289 in 2003 to 42,653 in 2004, and the quarterly minutes of use decreased from 36.7 million in 2003 to 33.1 million in 2004. The decline in subscribers and minutes of use was primarily due to the loss of the State of Alaska contract.

     Operating Expense

     Operating expense increased $87.0 million, or 446.2%, for the three months ended June 30, 2004. The increase is primarily attributable to the $97.3 million gain on disposal of assets recognized in the three months ended June 30, 2003 mitigated by the following cost reductions:

•	Cost avoidance following the termination of the State of Alaska contract.

•	Reduction in depreciation and amortization of $3.3 million following an order by the RCA to reduce depreciation rates, which the Company adopted in the fourth quarter of 2003.

•	Cost avoidance following the sale of a majority interest (87.42%) in the Directories Business, which had recorded $1.8 million of expense for the six months ended June 30, 2003.

Depreciation and amortization associated with the operation of each of the Company’s segments has been included in total depreciation and amortization

     Local Telephone

     The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense increased $2.3 million or 8.4% for the three months ended June 30, 2004, compared to the same time period in 2003. The increase in local telephone expense was primarily attributable to a higher proportion of shared costs being allocated to the local telephone segment following the termination of the State of Alaska contract.

     Wireless

     Wireless expense increased $1.0 million, or 13.5%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This increase is due substantially to an increase in minutes of use from 60.4 million minutes in the three months ended June 30, 2003 to 68.7 million minutes in the three months ended June 30, 2004. Additionally, the cost of goods sold for cell phones increased $0.57 million for the three months ended June 30, 2004 compared to the same period in 2003 as the Company gained 3,092 subscribers for the three months ended June 30, 2004 compared to 669 subscribers for the three months ended June 30, 2003. The Company also incurred costs associated with the planned launch in selected regions of its CDMA 1x RTT and EV-DO networks in May 2004 and June 2004, respectively.

     Internet

     Internet expense decreased by $7.1 million, or 52.5%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The decrease in Internet expense was due principally to the elimination of the direct operating costs and a lower proportion of shared costs being allocated to this segment following the termination of the Company’s contract with the State of Alaska. As discussed above, this contract with the State of Alaska was terminated effective October 2003.

     Interexchange

     Interexchange expenses decreased by $1.4 million, or 21.8% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The majority of this decrease was the result of the decline in long distance minutes of use, as discussed under interexchange service revenue above, and is primarily attributable to the loss of the contract with the State of Alaska.

     Depreciation and Amortization

     Depreciation and amortization expense decreased $3.3 million, or 14.9%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The decrease in depreciation is due principally to depreciation rate decreases ordered by the RCA for ACSA which the Company adopted for the intrastate and local jurisdictions during the fourth quarter of 2003, retroactive to January 1, 2003.

     Gain/Loss on Disposal of Assets

     For the three months ended June 30, 2003, the Company recognized a gain on disposition of the majority interest of its directory business of $97.6 million on a pre-tax basis.

     Interest Expense

     Interest expense decreased $0.4 million to $15.2 million for the three months ended June 30, 2004 compared to $15.6 million for the three months ended June 30, 2003. The Company’s interest expense declined due to lower term loan balances, market interest rate effects on the Company’s variable interest rate debt, and the early extinguishment of its interest rate swap contract during the fourth quarter of 2003. This was largely offset by $3.4 million of interest expense attributable to the early extinguishment of the Company’s 13% senior discount debentures on June 14, 2004 and additional interest expense in 2004 resulting from the $182 million aggregate principal amount of 9 7/8% senior unsecured notes due 2011 issued by the Company in August 2003.

     Interest Income and Other

     Interest income and other declined by $4.6 million to $0.2 million for the three months ended June 30, 2004 compared to $4.8 million in the prior year comparable period. The decline was principally due to a gain on foreign exchange of $4.1 million recorded during the three months ended June 30, 2003 realized in connection with the sale of a majority interest (87.42%) in the Directories Business to a Canadian income fund on May 8, 2003. Also contributing to the decline was lower equity in the earnings of the retained interest in the Directories Business during the three months ended June 30, 2004 as a result of selling an additional 12.48% of that business on August 27, 2003.

     Income Taxes

     The Company has fully reserved the income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999, the date of the acquisition of substantially all of its operations.

     Net loss

     The change in net loss is primarily a result of the factors discussed above.

     Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     All amounts are discussed at the consolidated level after the elimination of intercompany revenue and expense.

     Operating Revenue

     Operating revenue decreased $17.1 million, or 10.2%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Wireless revenue increased compared to the corresponding period of 2003, while local telephone, internet and interexchange revenue decreased compared to the corresponding period of 2003. On May 8, 2003, the Company completed the sale of a majority interest (87.42%) in its Directories Business. The Company did not have any revenues from operations from the Directories Business after that date, but had recorded $11.6 million of revenues from this business for the six months ended June 30, 2003.

     Local Telephone

     Local telephone revenue, which consists of local network service, network access and deregulated and other revenue, decreased $0.5 million, or 0.4%, for the six months ended June 30, 2004 compared to the same period in 2003. The following table summarizes the Company’s consolidated local telephone revenue by category:

	Six Months Ended
	June 30,
	2004	2003
	(in thousands)
Local telephone revenue:
Local network service	$45,748	$49,348
Network access	52,234	50,201
Deregulated and other	10,748	9,662

Total local telephone revenue	$108,730	$109,211

     The following table summarizes the Company’s local telephone access lines:

	As of June 30,
	2004	2003
Local telephone access lines:
Retail	212,737	227,604
Wholesale	21,310	18,868
Unbundled network elements - platform (UNE - P)	4,814	4,892
Unbundled network elements - loop (UNE - L)	68,662	66,864

Total local telephone access lines	307,523	318,228

     Local network service revenue decreased $3.6 million or 7.3% from the prior year, while access lines in service decreased 3.4% to 307,523, inclusive of a reduction of 2,538 internal lines that ceased to be counted following a change in line count methodology. Exclusive of the change in line count methodology, lines in service decreased by 2.6% from the prior year. The decrease reflects the net effect of retail market share losses offset by increases in wholesale revenue. Also contributing to the decrease in local network service are decreases in feature, directory assistance and cellular access revenue.

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

     Network access revenue increased $2.0 million to $52.2 million for the six months ended June 30, 2004 compared to the same period in 2003. The increase in network access revenue is due to ongoing true-ups to prior years’ interstate access and universal service fund studies. Network access revenue is based on a regulated return on rate base and recovery of allowable expense associated with the origination and termination of toll calls for the Company’s retail and resale customers. Management expects that network access revenue will decline as a component of local telephone revenue for the foreseeable future.

     Deregulated and other revenue, which increased $1.1 million to $10.7 million for the six months ended June 30, 2004, consists principally of billing and collection (“B&C”) services, space and power rents, deregulated equipment sales, paystation revenue, regulated directory listing revenue, and other miscellaneous telephone revenue. The increase in deregulated and other revenue is due principally to an increase in B&C services and messaging revenue.

     Wireless

     Wireless revenue increased $2.8 million, or 12.5%, to $25.1 million for the six months ended June 30, 2004 compared to $22.3 million for the six months ended June 30, 2003. This increase is due primarily to the following:

•	Growth in average subscribers of 7.9% for the six months ended June 30, 2004 over the prior year period.

•	An increase in monthly average revenue per unit, or ARPU, of 4.3% from $44.97 for the six months ended June 30, 2003 to $46.91 for the six months ended June 30, 2004 primarily as a result of increased minutes of use over calling plan allotments. Subscriber average minutes of use increased from 217 minutes for the six months ended June 30, 2003 to 239 minutes for the six months ended June 30, 2004.

•	Higher gross customer adds in the six months ended June 30, 2004 resulting in $1.6 million of handset revenue compared to $0.9 million for the six months ended June 30, 2003.

     Internet

     Internet revenue decreased $6.5 million, or 40.0%, to $9.7 million for the six months ended June 30, 2004 compared to $16.2 million for the six months ended June 30, 2003. This decrease is primarily due to the loss of $8.4 million in revenue associated with the Company’s contract with the State of Alaska, which was terminated in October 2003, offset by $1.8 million of revenue increases as a result of growth in DSL subscribers of 41.0% from 14,817 at June 30, 2003 to 20,963 at June 30, 2004.

     Interexchange

     Interexchange revenue decreased from $8.5 million for the six months ended June 30, 2003 to $7.2 million for the six months ended June 30, 2004 primarily due to the termination of services to the State of Alaska. Both intrastate and interstate revenue declined from the previous year. Long distance subscribers decreased from 44,289 at June 30, 2003 to 42,653 at June 30, 2004. Total minutes of use decreased from 74.6 million in 2003 to 65.3 million for the six months ended June 30, 2004.

     Operating Expense

     Operating expense increased $82.1 million, or 142.4%, from $57.7 million for the six months ended June 30, 2003 to $139.8 million for the six months ended June 30, 2004. The increase is primarily attributable to the $96.5 million gain on disposal of assets recognized in the six months ended June 30, 2003. mitigated by the following cost reductions:

•	Cost avoidance following the termination of the State of Alaska contract.

•	Reduction in depreciation and amortization of $6.8 million following an order by the RCA to reduce depreciation rates which the Company adopted in the fourth quarter of 2003.

•	Cost avoidance following the sale of a majority interest (87.42%) in the Directories Business, which had recorded $5.3 million of expense for the six months ended June 30, 2003.

Depreciation and amortization associated with the operation of each of the Company’s segments has been included in total depreciation and amortization.

     Local Telephone

     The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense increased to $61.6 million for the six months ended June 30, 2004 from $54.1 million for the six months ended June 30, 2003. The increase in local telephone expense was primarily attributable to employee severance and recruiting costs, consulting fees, and a higher proportion of shared costs being allocated to the local telephone segment following the termination of the State of Alaska contract.

     Wireless

     Wireless expense increased $2.0 million, or 14.1%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase is due substantially to an increase in minutes of use from 107.6 million minutes in the six months ended June 30, 2003 to 127.8 million minutes in the six months ended June 30, 2004. Additionally, the cost of goods sold for cell phones increased $0.84 million for the three months ended June 30, 2004 compared to the same period in 2003. The Company also incurred costs associated with the planned launch in selected regions of its CDMA 1x RTT and EV-DO networks in May 2004 and June 2004, respectively.

     Internet

     Internet expense decreased by $10.2 million, or 42.3%, from $24.1 million in 2003 to $13.9 million in 2004. The decrease in Internet expense was due principally to the elimination of the operating costs associated with the Company’s contract with the State of Alaska. As discussed above, this contract with the State of Alaska was terminated effective October 2003. The decrease was offset by an increase in DSL cost of goods sold of $1.1 million due to the increase of DSL subscribers of 41%.

     Interexchange

     Interexchange expenses decreased by $2.0 million, or 16.5% to $9.9 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The majority of this decrease was the result of the decline in long distance minutes of use, as discussed under interexchange service revenue above, and is primarily attributable to the loss of the contract with the State of Alaska.

     Depreciation and Amortization

     Depreciation and amortization expense decreased $6.8 million, or 15.2%, to $37.9 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The decrease in depreciation is due principally to depreciation rate decreases ordered by the RCA for ACSA which the Company adopted for the intrastate and local jurisdictions during the fourth quarter of 2003, retroactive to January 1, 2003.

     Gain/Loss on Disposal of Assets

     For the six months ended June 30, 2003, the Company recognized a gain on disposition of the majority interest of its directory business of $97.6 million on a pre-tax basis. The Company also recorded a non-cash loss on the disposal of certain fixed assets of $1.1 million during 2003, the majority of which were wireless assets.

     Interest Expense

     Interest expense decreased $1.6 million to $27.3 million for the six months ended June 30, 2004 compared to $28.9 million for the six months ended June 30, 2003. The Company’s interest expense declined due to lower term loan balances, market interest rate effects on the Company’s variable interest rate debt, and the early extinguishment of its interest rate swap contract during the fourth quarter of 2003. This was partially offset by $3.4 million of interest expense attributable to the early extinguishment of the Company’s 13% senior discount debentures on June 14, 2004 and additional interest expense in 2004 resulting from the $182 million aggregate principal amount of 9 7/8% senior unsecured notes due 2011 issued by the Company in August 2003.

     Interest Income and Other

     Interest income and other declined by $4.5 million to $0.5 million for the six months ended June 30, 2004 compared to $5.0 million in the prior year comparable period. The decline was principally due to a gain on foreign exchange of $4.1 million recorded during the six months ended June 30, 2003 realized in connection with the sale of a majority interest (87.42%) in the Directories Business to a Canadian income fund on May 8, 2003. Also contributing to the decline was lower equity in the earnings of the retained interest in the Directories Business during the six months ended June 30, 2004 as a result of selling an additional 12.48% of that business on August 27, 2003.

     Income Taxes

     The Company has fully reserved the income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999, the date of the acquisition of substantially all of its operations.

     Discontinued Operations

     On March 30, 2002, the Company’s management approved a plan to offer for sale its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for the six months ended June 30, 2003. The Company has fully reserved in the form of a valuation allowance the income tax benefit of this discontinuance. The Company completed its disposal of its wireless cable television segment as of March 31, 2003.

     Net loss

     The change in net loss is primarily a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has satisfied its cash requirements for operations, capital expenditures and debt service primarily through internally generated funds, the sale of stock and debt financing. For the six months ended June 30, 2004 the Company’s cash flows from operating activities were $23.0 million. At June 30, 2004, the Company had approximately $84.5 million in net working capital, with approximately $81.6 million represented by cash and cash equivalents. As of June 30, 2004 the Company had $50.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

     The Company has outstanding a $199.0 million bank credit agreement (“Senior Credit Facility”), $150.0 million in 9 3/8% senior subordinated notes due 2009 and $182.0 million in 9 7/8% senior unsecured notes due 2011, representing substantially all of the Company’s long-term debt of $533.8 million as of June 30, 2004. On May 14, 2004, the Company called its $17.3 million 13% senior discount debentures due 2011. The redemption was completed on June 14, 2004 at 106.5% of the outstanding principal and as a result a call premium of $1.1 million was paid. Interest on the Company’s senior subordinated notes and senior unsecured notes is payable semiannually. Interest on borrowings under the Senior Credit Facility is payable monthly, bi-monthly, quarterly or semi-annually at the Company’s option. The Senior Credit Facility requires $500,000 quarterly principal payments that commenced on March 31, 2004, with the balance due in 2010. The Senior Credit Facility, the senior subordinated notes and the senior unsecured notes contain a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends, and the Senior Credit Facility requires the Company to achieve certain financial ratios. The Company is in compliance with all of its debt covenants as of the date of this filing.

     On July 15, 2002 the Company fulfilled a commitment to Neptune to provide a loan for the aggregate principal amount of $15.0 million in return for certain consideration. The Company has an agreement that enables it to purchase additional fiber optic capacity in future years from Neptune, the expenditures for which are expected to be significant and may exceed $25 million over the next four years. ACS expects to spend approximately $4,500 in the third quarter related to capacity additions under this agreement. While the Company has an agreement with Neptune, certain material terms of the agreement remain subject to continued renegotiation. The significant provisions of this agreement are: (i) purchase commitments by the Company for capacity in 2005 and 2007, the final price and quantity of which are subject to future events, (ii) Neptune’s restoration of the Company’s traffic carried on another cable system, (iii) interconnection arrangements between the Company and Neptune, should the Company exercise its option to purchase certain network assets from Neptune. The Company is currently negotiating open elements of its agreement with Neptune and renegotiating other terms and conditions of the agreement. It is impossible to determine the ultimate outcome of these negotiations at this time. The loan was written down to zero, its estimated fair value, during the quarter ended September 30, 2003.

     The local telephone network requires the timely maintenance of plant and infrastructure. The Company’s historical capital expenditures have been significant. The construction and geographic expansion of the Company’s wireless network has required significant capital. The implementation of the Company’s interexchange network and data services strategy is also capital intensive. Capital expenditures for 2003 were $50.7 million, of which $11.5 million was expended on CDMA 1x RTT build out and $3.5 million was expended on the TPA. The Company anticipates capital spending of between $50 million and $55 million for 2004 and has spent $20.9 million in the first six months of 2004. The Company intends to fund its future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under the revolving credit facility.

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

     The Company filed with the Securities and Exchange Commission on June 1, 2004 Amendment No. 1 to its registration statements for a proposed initial public offering of its Income Deposit Securities (IDS), a separate proposed offering of its senior subordinated notes and the proposed reclassification of its existing common stock into cash and shares of new class B common stock. An IDS is a unit containing one share of new class A common stock of the Company and a fixed principal amount of senior subordinated notes of the Company. The senior subordinated notes to be sold in the separate offering will be identical to those senior subordinated notes included in the IDSs. A majority of the shares of class B common stock issued in the reclassification would be subject to a mandatory exchange for IDSs within approximately 12 days following the offering with the remaining shares of class B common stock issued in the reclassification subject to a mandatory exchange for IDSs on the second anniversary of the offering provided certain conditions are met. The completion of the proposed offerings and reclassification is subject to a number of conditions, including the approval of the reclassification by the holders of a majority of the Company’s outstanding existing common stock. The Company plans to use the net proceeds of the proposed offerings, together with available cash, to refinance certain outstanding indebtedness and to finance the cash portion of the proposed reclassification of the Company’s outstanding existing common stock, including shares held by its majority shareholders, affiliates of Fox Paine & Company, LLC.

Outlook

     The Company expects that, overall, the demand for telecommunications services in Alaska will grow, particularly as a result of:

•	increasing demand for wireless voice and data services following the launch of its CDMA 1xRTT network,

•	growth in demand for DSL and Internet access services due to higher business and consumer bandwidth needs, and

•	increasing demand for private network services by government and business on a statewide basis on either a circuit switched or IP basis.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     A class action lawsuit was filed against the Company on May 11, 2001. The litigation alleges various contract and statutory claims concerning the Company’s decision to modify its Infinite Minutes long distance plan. A trial is scheduled for September 2004. A class of approximately 24,000 has been certified. The Company believes this suit to be without merit and intends to maintain a vigorous defense, but cannot predict the outcome of the litigation.

•	The Company has ongoing disputes with Dobson Communications concerning certain reciprocal compensation requirements and the ownership of a tower.

•	ACSA has filed rate design and cost of service studies, as well as testimony, concerning retail rates for Anchorage. An ACSA retail rate hearing is scheduled for the fourth quarter of 2004.

•	On June 25, 2004, the RCA issued an order in the arbitration of Anchorage UNE rates and an interconnection agreement between ACSA and GCI. This order increased loop rates and certain nonrecurring charges, ordered ACSA to provide switching and related facilities, and resolved a number of outstanding contract issues. The RCA has been asked to reconsider portions of its decision.

•	In May 2003, ACSW applied for ETC status for Matanuska Telephone Association and ACSF service areas. On July 30, 2004 the RCA granted this ACSW petition subject to ACSW meeting certain conditions set forth in the order.

     The Company is involved in these and various other claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company cannot predict with certainty when or how these matters will be resolved. In the opinion of management, the ultimate disposition of these matters is unlikely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     On December 3, 1999 the Company registered 6,021,489 shares of common stock under various employee and non-employee stock option plans and an employee stock purchase plan (File # 333-92091) on Form S-8 under the Securities Act of 1933. As of July 30, 2004, 3,245,092 option grants are outstanding under the employee stock option plans and 718,338 options have been exercised and converted into shares of the Company’s common stock. As of July 30, 2004, 126,038 shares have been awarded under the non-employee stock plan, of which 67,568 were elected to be deferred. As of July 30, 2004, 538,412 shares have been issued under the employee stock purchase plan. See Note 5, “Stock Incentive Plans” to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements for further discussion.

     In October of 2003, the Company granted 1,000,000 stock options and 200,000 restricted shares to Liane Pelletier, Chief Executive Officer and President, as inducement grants. The Company is required to register these shares on Form S-8 on or before October 5, 2004.

     The following table provides information with respect to purchases the Company made of shares of its common stock during each month in the quarter ended June 30, 2004:

			(c) Total Number of	(d) Dollar Value of
			Shares Purchased as	Shares that May Yet
	(a) Total Number of	(b) Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid Per Share	Announced Program	the Program (1)
April 1 - 30, 2004	—	$—	—	$9,464,627
May 1 - 31, 2004	—	$—	—	$9,464,627
June 1 - 30, 2004 (2)	266,788	$4.73	—	$8,202,720

Total	266,788	$4.73	—	$8,202,720

     (1) The Company was authorized by its Board of Directors in November 2003 to repurchase up to $10,000,000 of its common stock. This plan will expire on December 31, 2004.

     (2) On September 14, 2003, the Company entered into an agreement with a retiring officer to reacquire 267 shares of the Company’s stock owned by the officer in 2004 at a purchase price per share equal to the highest average closing price of a share of the Company’s stock during any 5-consecutive day trading period in January 2004. See Note 8, Related Party Transactions for more information.

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

(b) Reports on Form 8-K:

     The following item was reported on Form 8-K, filed April 29, 2004:

Item 12. Disclosure of Results of Operations and Financial Condition — On April 29, 2004, Alaska Communications Systems Group, Inc. reported its financial results for the first quarter of 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2004	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Liane Pelletier

Liane Pelletier
Chief Executive Officer,
Chairman of the Board and
President

/s/ David Wilson

David Wilson
Senior Vice President and
Chief Financial Officer
(Principal Accounting
Officer)