Form 10-Q
period 2004-09-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2004-11-10
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant’s Common Stock, as of October 28, 2004 was 29,387,159

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Balance Sheets
(Unaudited, In Thousands Except Per Share Amounts)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$79,689	$97,798
Restricted cash	4,690	3,635
Accounts receivable — trade, net of allowance of $4,005 and $4,432	38,233	41,718
Materials and supplies	7,051	10,099
Prepayments and other current assets	7,287	5,850

Total current assets	136,950	159,100
Property, plant and equipment	1,058,889	1,041,904
Less: accumulated depreciation	640,110	603,760

Property, plant and equipment, net	418,779	438,144
Goodwill	38,403	38,403
Intangible assets	21,917	22,055
Debt issuance cost	16,428	18,939
Deferred charges and other assets	9,195	8,750

Total assets	$641,672	$685,391

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$2,294	$1,982
Accounts payable — affiliates	3,611	5,082
Accounts payable, accrued and other current liabilities	49,185	48,398
Advance billings and customer deposits	8,678	8,766

Total current liabilities	63,768	64,228
Long-term obligations, net of current portion	530,970	548,238
Other deferred credits and long-term liabilities	75,559	71,065
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, no par, 5,000 authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 145,000 authorized, 33,936 and 33,611 issued, and 29,387 and 29,343 outstanding, respectively	339	336
Common stock, $.01 par value; 0 and 267 shares subject to mandatory redemption	—	(1,198)
Treasury stock, 4,549 and 4,268 shares at cost, respectively	(18,443)	(17,118)
Paid in capital in excess of par value	280,049	278,181
Accumulated deficit	(286,027)	(253,798)
Accumulated other comprehensive loss	(4,543)	(4,543)

Total stockholders’ equity (deficit)	(28,625)	1,860

Total liabilities and stockholders’ equity (deficit)	$641,672	$685,391

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Operations
(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating revenue:
Local telephone	$51,246	$53,261	$159,976	$162,472
Wireless	16,204	12,591	41,266	34,868
Directory	—	—	—	11,631
Internet	5,295	8,223	15,013	24,416
Interexchange	3,878	4,147	11,077	12,623

Total operating revenues	76,623	78,222	227,332	246,010
Operating expense:
Local telephone (exclusive of depreciation and amortization)	35,170	30,160	96,806	84,267
Wireless (exclusive of depreciation and amortization)	10,970	7,545	27,229	21,796
Directory (exclusive of depreciation and amortization)	—	—	—	5,249
Internet (exclusive of depreciation and amortization)	7,291	11,730	21,204	35,829
Interexchange (exclusive of depreciation and amortization)	5,637	6,056	15,511	17,886
Contract termination and asset impairment charges	—	54,539	—	54,539
Depreciation and amortization	19,770	22,044	57,686	66,735
Loss (gain) on disposal of assets, net	2,600	(15,968)	2,825	(112,507)

Total operating expenses	81,438	116,106	221,261	173,794
Operating income (loss)	(4,815)	(37,884)	6,071	72,216
Other income (expense):
Interest expense	(11,665)	(22,590)	(38,914)	(51,390)
Interest income and other	239	(15,096)	614	(10,209)

Total other income and expense, net	(11,426)	(37,686)	(38,300)	(61,599)
Income (loss) before income taxes and discontinued operations	(16,241)	(75,570)	(32,229)	10,617
Income tax expense	—	—	—	—

Income (loss) from continuing operations	(16,241)	(75,570)	(32,229)	10,617
Loss from discontinued operations	—	—	—	(52)

Net income (loss)	$(16,241)	$(75,570)	$(32,229)	$10,565

Earnings (loss) per share — basic and diluted:
Earnings (loss) from continuing operations	$(0.55)	$(2.54)	$(1.10)	$0.35
Loss from discontinued operations	—	—	—	—

Earnings (loss) per share	$(0.55)	$(2.54)	$(1.10)	$0.35

Weighted average shares outstanding
Basic and diluted	29,384	29,759	29,418	30,165

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)
Nine Months Ended September 30, 2004 and 2003
(Unaudited, Dollars In Thousands Except Per Share Amounts)

						Accumulated
		Shares Subject		Paid in		Other
	Common	to Mandatory	Treasury	Capital in	Accumulated	Comprehensive	Stockholders’
	Stock	Redemption	Stock	Excess of Par	Deficit	Loss	Equity (Deficit)
Balance, January 1, 2003	$334	$—	$(12,082)	$277,810	$(247,168)	$(18,886)	$8
Components of comprehensive income:
Net Income	—	—	—	—	10,565	—	10,565
Interest rate swap marked to market	—	—	—	—	—	6,361	6,361

Total comprehensive income							16,926
Issuance of 86,612 shares of common stock, $.01 par	2	—	—	135	—	—	137
Purchase of 1,389,800 shares of treasury stock	—	—	(4,296)	—	—	—	(4,296)
266,788 shares subject to mandatory redemption	—	(1,198)	—	—	—	—	(1,198)

Balance, September 30, 2003	$336	$(1,198)	$(16,378)	$277,945	$(236,603)	$(12,525)	$11,577

Balance, January 1, 2004	$336	$(1,198)	$(17,118)	$278,181	$(253,798)	$(4,543)	$1,860
Components of comprehensive loss:
Net loss	—	—	—	—	(32,229)	—	(32,229)

Total comprehensive loss							(32,229)
Purchase of 266,788 shares subject to mandatory redemption	—	1,198	(1,262)	—	—	—	(64)
Purchase of 14,100 shares of common stock, $.01 par	—	—	(63)	—	—	—	(63)
Issuance of 325,325 shares of common stock, $.01 par	3	—	—	1,868	—	—	1,871

Balance, September 30, 2004	$339	$—	$(18,443)	$280,049	$(286,027)	$(4,543)	$(28,625)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash Flows from Operating Acitivities:
Net income (loss)	$(32,229)	$10,565
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on discontinued operations	—	52
Depreciation and amortization	57,686	66,735
Loss (gain) on disposal of assets and asset impairment charges, net	2,825	(48,748)
Amortization of debt issuance costs, original issue discount and warrants	5,003	16,113
Other deferred credits	1,570	1,743
Changes in components of working capital:
Accounts receivable and other current assets	5,096	9,055
Accounts payable and other current liabilities	(772)	(4,448)
Other	(445)	(557)
Net cash used by discontinued operations	—	(40)

Net cash provided by operating activities	38,734	50,470
Cash Flows from Investing Activities:
Construction and capital expenditures	(38,084)	(29,875)
Net proceeds from sale of business	—	155,268
Release of funds from escrow	—	3,539
Placement of funds in restricted accounts	(1,055)	(645)

Net cash provided (used) by investing activities	(39,139)	128,287
Cash Flows from Financing Activities:
Payments on long-term debt	(19,448)	(433,973)
Proceeds from issuance of long-term debt	—	375,970
Debt issuance costs	—	(14,000)
Purchase of treasury stock	(127)	(4,296)
Issuance of common stock	1,871	137

Net cash used by financing activities	(17,704)	(76,162)
Increase (decrease) in cash and cash equivalents	(18,109)	102,595
Cash and cash equivalents at the beginning of the period	97,798	18,565

Cash and cash equivalents at the end of the period	$79,689	$121,160

Supplemental Cash Flow Data:
Interest paid, net of amounts capitalized of $140 and $88	$35,474	$32,707
Income taxes paid	1,120	—
Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$—	$2,340
Interest rate swap marked to market	$—	$(6,361)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Alaska Communications Systems Group, Inc. and Subsidiaries (“Company” or “ACS Group”), a Delaware corporation, is engaged principally in providing local telephone, wireless, Internet, interexchange network and other services to its retail consumer, business, and wholesale customers in the State of Alaska through its telecommunications subsidiaries. The Company was formed in October of 1998 for the purpose of acquiring and operating telecommunications properties.

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

     On May 8, 2003, the Company completed the sale of a majority interest (87.42%) in the then newly formed ACS Media LLC (“Directories Business”). Subsequently, on August 27, 2003, the Company sold substantially all of its remaining interest in the Directories Business, and now owns less than 0.1%.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. However, the Company believes the disclosures that are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to the 2003 financial statements to make them conform to the current presentation.

     In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results of operations that might be expected for the entire year or any other interim periods.

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

the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At September 30, 2004 and 2003, the Company had recorded liabilities of $18,660 and $12,741, respectively, related to its estimate of refundable access revenue.

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

     The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction, which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $31,540 and $17,231 as of September 30, 2004 and 2003, respectively, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. The Company has also deferred as a regulatory asset $894 of costs incurred in connection with regulatory rate making proceedings, which is being amortized over three years starting in 2003. The balance of this regulatory asset was $372 at September 30, 2004. If the Company were not following SFAS No. 71, these deferred costs would have been charged to expense as incurred. The Company also has a regulatory liability of $53,470 at September 30, 2004 related to accumulated removal costs. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143 for asset retirement obligations. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles.

Stock Incentive Plans

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock incentive plans. Accordingly, no compensation cost has been recognized for options with exercise prices equal to or greater than fair value on the date of grant. No compensation costs were charged to operations for the three and nine months ended September 30, 2004 or 2003. If compensation costs related to options had been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and earnings (loss) per share on a pro forma basis for the three and nine months ended September 30, 2004 and 2003 would have been as follows:

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Income (Loss):
As reported	$(16,241)	$(75,570)	$(32,229)	$10,565
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of tax effect	(108)	(24)	(420)	55

Pro forma	$(16,349)	$(75,594)	$(32,649)	$10,620

Earnings (loss) per share — basic and diluted:
As reported	$(0.55)	$(2.54)	$(1.10)	$0.35
Pro forma	(0.56)	(2.54)	(1.11)	0.35

     The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for grants:

	2004	2003
Risk free rate	3.49%	2.95%
Dividend yield	0.0%	0.0%
Expected volatility factor	54.4%	57.0%
Expected option life (years)	6.68	6.1

2.	LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Senior credit facility term loan	$198,500	$200,000
9 7/8% senior unsecured notes due 2011	182,000	182,000
9 3/8% senior subordinated notes due 2009	150,000	150,000
Original issue discount - 9 7/8% senior subordinated notes due 2011	(5,460)	(5,856)
13% senior discount debentures due 2011	—	17,313
Original issue discount - 13% senior discount debentures due 2011	—	(2,097)
Capital leases and other long-term obligations	8,224	8,860

	533,264	550,220
Less current portion	2,294	1,982

Long-term obligations, net of current portion	$530,970	$548,238

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

2.	LONG-TERM OBLIGATIONS (Continued)

     The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to September 30, 2004 are as follows:

2004 (October 1 - December 31)	$525
2005 (January 1 - December 31)	2,293
2006 (January 1 - December 31)	2,309
2007 (January 1 - December 31)	2,295
2008 (January 1 - December 31)	2,126
2009 (January 1 - December 31)	151,782
Thereafter	371,934

$533,264

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

     The following discloses the results of the discontinued operations for the nine months ended September 30, 2003:

Nine Months Ended
September 30,
2003
Operating revenue	$110
Operating expense	162

Loss from discontinued operations	$(52)

4.	STOCK INCENTIVE PLANS

     Under various plans, ACS Group, through the Compensation Committee of the Board of Directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At September 30, 2004, ACS Group has reserved a total of 10,060 shares of authorized common stock for issuance under the plans. This includes the 1,000 shares granted to an executive on October 6, 2003. In general, options under the plans vest ratably over three, four or five years and the plans terminate in approximately 10 years.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

4.	STOCK INCENTIVE PLANS (Continued)

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

     ACS Group has reserved 7,160 shares under this plan, which was adopted by the Company in November 1999. At September 30, 2004, 7,089 options have been granted, 2,747 have been forfeited, 718 have been exercised, and 2,818 shares are available for grant under the plan.

ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

     The non-employee director stock compensation plan was adopted by ACS Group in November 1999. ACS Group has reserved 350 shares under this plan. At September 30, 2004, 136 shares have been awarded and 214 shares are available for grant under the plan. For 2004, directors are required to receive not less than 50% of their annual retainer in the form of ACS Group’s stock and may have elected to receive up to 100% of their annual retainer in the form of ACS Group’s stock. In 2003, directors did not have the option of receiving stock and received their entire annual retainer and meeting fees in cash; therefore, no shares were awarded under this plan during 2003. On March 31, 2004, 7 shares under the plan were awarded to directors, of which 5 were elected to be deferred until termination of service by the directors. On June 30, 2004, 8 shares under the plan were awarded to directors, of which 6 were elected to be deferred until termination of service by the directors. On September 30, 2004, 10 shares under the plan were awarded to directors, of which 7 were elected to be deferred until termination of service by the directors.

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

     This plan was also adopted by ACS Group in November 1999. ACS Group has reserved 1,550 shares under this plan. At September 30, 2004, 1,012 shares are available for issuance and sale. On September 30, 2004, 41 shares were issued under the plan. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

5.	RETIREMENT PLANS (Continued)

for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company uses a December 31 measurement date for the plan.

     The following table represents the net periodic pension expense for the ACS Retirement Plan for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest cost	$187	$183	$561	$548
Expected return on plan assets	(189)	(166)	(566)	(498)
Amortization of loss	125	142	376	426
Amortization of prior service cost	51	51	152	152

Net Periodic pension expense	$174	$210	$523	$628

6.	BUSINESS SEGMENTS

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

     Previously, the Company reported its Directories Business as a separate segment. During 2003, the Company sold an 99.9% interest in its Directories Business and is no longer directly engaged in day-to-day management of that business. Therefore, the Directories Business no longer constitutes a reportable segment. Accordingly, the historical operating results for the Directories Business for the nine months ended September 30, 2003 are included in “All Other” in the accompanying tables. The Company also had a wireless cable television service segment that did not meet the criteria for a reportable segment that was previously included in “All Other” and is now reported as discontinued operations.

     The Company also incurs interest expense, interest income and other operating and non-operating income and expense at the corporate level, which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non-operating income and expense items are provided in the accompanying table under the caption “All Other” in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at either the Company or ACS Holdings and are allocated to the business segments based on operating revenue. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     The tables on the following page illustrate selected financial data for each segment as of the specified reporting period. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated in the following disclosure.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

6.	BUSINESS SEGMENTS (Continued)

	Nine months ended September 30, 2004
	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenue	$159,976	$41,296	$15,056	$12,828	$17,406	$(19,230)	$227,332
Intersegment revenue included in above	19,890	1,314	70	1,949	17,387	(19,230)	21,380
Depreciation and amortization	38,215	5,527	3,031	339	10,574	—	57,686
Operating income (loss)	11,994	2,579	(9,834)	(3,221)	4,553	—	6,071
Interest expense	(236)	(12)	—	(141)	(38,525)	—	(38,914)
Interest income	—	—	—	—	766	—	766
Income tax provision (benefit)	4,810	1,166	—	—	(5,976)	—	—
Income (loss) from continuing operations	6,948	1,401	(9,834)	(3,362)	(27,382)	—	(32,229)
Total assets	500,740	104,975	1,026	20,738	14,193	—	641,672
Construction and capital expenditures	18,000	8,704	7,358	72	3,950	—	38,084

	Nine months ended September 30, 2003
	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenue	$162,472	$34,929	$24,416	$15,380	$30,913	$(22,100)	$246,010
Intersegment revenue included in above	21,228	1,351	—	1,826	19,775	(22,100)	22,080
Depreciation and amortization	43,115	4,568	7,232	892	10,928	—	66,735
Operating income (loss)	18,748	3,614	(57,032)	(18,253)	125,148	(9)	72,216
Interest expense	(355)	(3)	(93)	(192)	(50,747)	—	(51,390)
Interest income	30	—	—	—	1,055	—	1,085
Income tax provision (benefit)	6,712	1,485	—	—	(8,197)	—	—
Income (loss) from continuing operations	11,712	2,126	(57,125)	(18,445)	72,358	(9)	10,617
Total assets	494,902	81,255	(85,829)	(18,317)	179,235	—	651,246
Construction and capital expenditures	14,994	6,533	4,226	52	6,410	—	32,215

	Three months ended September 30, 2004
	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenue	$51,246	$16,213	$5,338	$4,651	$5,782	$(6,607)	$76,623
Intersegment revenue included in above	6,924	428	70	845	5,757	(6,607)	7,417
Depreciation and amortization	12,940	1,904	1,245	91	3,590	—	19,770
Operating income (loss)	(1,001)	(737)	(3,423)	(1,149)	1,495	—	(4,815)
Interest expense	(76)	—	—	(47)	(11,542)	—	(11,665)
Interest income	—	—	—	—	288	—	288
Income tax provision (benefit)	(380)	(194)	—	—	574	—	—
Income (loss) from continuing operations	(697)	(543)	(3,423)	(1,196)	(10,382)	—	(16,241)
Total assets	494,589	109,425	1,768	21,793	14,097	—	641,672
Construction and capital expenditures	7,182	1,687	6,303	23	1,968	—	17,163

	Three months ended September 30, 2003
	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenue	$53,261	$12,611	$8,223	$5,153	$6,674	$(7,700)	$78,222
Intersegment revenue included in above	6,991	469	—	697	6,674	(7,700)	7,131
Depreciation and amortization	14,377	1,639	2,400	(225)	3,853	—	22,044
Operating income (loss)	1,550	1,629	(41,939)	(15,323)	16,199	—	(37,884)
Interest expense	(76)	(1)	(26)	(44)	(22,443)	—	(22,590)
Interest income	29	—	—	—	367	—	396
Income tax provision (benefit)	831	761	—	—	(1,592)	—	—
Income (loss) from continuing operations	1,900	199	(42,878)	(15,013)	(19,778)	—	(75,570)
Total assets	497,801	82,906	(85,199)	(20,988)	176,726	—	651,246
Construction and capital expenditures	6,266	5,991	976	42	1,297	—	14,572

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

7.	RELATED PARTY TRANSACTIONS

     Fox Paine & Company, LLC whose affiliates hold a majority of the Company’s outstanding shares, receives an annual management fee in the amount of one percent of the Company’s earnings before interest expense, income taxes and depreciation and amortization, calculated without regard to the fee. The management fee expense for the three and nine months ended September 30, 2004 was $242 and $764, respectively, and for the three and nine months ended September 30, 2003 was $302 and $873, respectively. At September 30, 2004, the payable due to Fox Paine was $767.

     On April 17, 2001, the Company issued an interest bearing note receivable to an officer totaling $328. The note bore interest at the Mid-Term Applicable Federal Rate and was due on April 15, 2005. The note was secured by a pledge of 100 shares of ACS Group’s stock held in the officer’s name. In accordance with an addendum to the officer’s employment agreement dated May 3, 2001, the loan was to be forgiven ratably over a three-year period ending April 16, 2004. Upon the closing of the sale of the Company’s Directories Business on May 8, 2003 for which the officer received a fee of $840, he waived certain rights under his employment agreement, including the forgiveness terms of this indebtedness that would have occurred during 2003 and 2004. On May 8, 2003, the officer paid off the note balance of $238, including accrued interest.

     During 2003, the Company spun off its Directory Business to ACS Media LLC and subsequently sold 99.9% of its interest in ACS Media LLC to the public through a Canadian income fund. As part of that transaction, the Company entered into several long-term contracts with ACS Media LLC, including a 50-year publishing agreement, a 50-year license agreement, a 45-year non-compete agreement, and a 10-year billing and collection agreement. At September 30, 2004, the Company had recorded in accounts payable — affiliates $2,844, due to ACS Media LLC under these contracts, primarily under the billing and collection agreement. The Company has a right to minority representation of one manager of the permitted nine managers of ACS Media LLC so long as its contracts with ACS Media LLC are in effect. Currently, Leonard A. Steinberg, an officer of the Company, is a manager of ACS Media LLC.

     On September 14, 2003, the Company entered into an agreement with a retiring officer to reacquire 267 shares of the Company’s stock owned by the officer in 2004 at a purchase price per share equal to the highest average closing price of a share of the Company’s stock during any 5-consecutive day trading period in January 2004. The officer delivered the shares to the Company in 2004, and the Company is making equal quarterly payments totaling $1,262, to the officer, commencing on March 31, 2004. The Company made three quarterly installment payments and $316 remains outstanding as of September 30, 2004.

8.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     ACS Holdings and its subsidiaries were guarantors of ACS Group’s senior discount debentures. Additionally, ACS Group and ACS Holdings’ subsidiaries are guarantors under ACS Holdings’ 9 3/8 % senior subordinated notes and 9 7/8 % senior unsecured notes. All ACS Group and ACS Holdings’ subsidiaries (“Combined Subsidiaries”) are 100% owned. The guarantees are full and unconditional, as well as joint and several. Accordingly, the interim condensed consolidating financial statements are presented below.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

8.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet
September 30, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$95	$79,594	$—	$—	$79,689
Restricted cash	—	4,690	—	—	4,690
Accounts receivable - trade, net of allowance	14,367	23,866	—	—	38,233
Accounts receivable - affiliates	40,221	(22,501)	(17,720)	—	—
Materials and supplies	7,051	—	—	—	7,051
Prepayments and other current assets	4,114	3,173	—	—	7,287

Total current assets	65,848	88,822	(17,720)	—	136,950
Investments	10	396,052	(6,020)	(390,031)	11
Property, plant and equipment	957,467	101,422	—	—	1,058,889
Less: Accumulated depreciation	(584,730)	(55,380)	—	—	(640,110)

Property, plant and equipment, net	372,737	46,042	—	—	418,779
Goodwill	—	—	—	38,403	38,403
Intangible assets	21,917	—	—	—	21,917
Debt issuance cost	—	16,428	—	—	16,428
Deferred charges and other assets	1,700	7,484	—	—	9,184

Total assets	$462,212	$554,828	$(23,740)	$(351,628)	$641,672

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$538	$1,756	$—	$—	$2,294
Accounts payable - affiliates	2,773	838	—	—	3,611
Accounts payable, accrued and other current liabilities	11,726	32,746	342	4,371	49,185
Advance billings and customer deposits	8,672	6	—	—	8,678

Total current liabilities	23,709	35,346	342	4,371	63,768
Long-term obligations, net of current portion	4,209	526,761	—	—	530,970
Deferred income taxes	2,612	(2,612)	—	—	—
Other deferred credits and long-term liabilities	74,035	5,895	—	(4,371)	75,559
Stockholders’ equity (deficit):
Common stock	2	—	339	(2)	339
Treasury stock	—	—	(18,443)	—	(18,443)
Paid in capital in excess of par value	491,240	287,242	280,049	(778,482)	280,049
Retained earnings (accumulated deficit)	(133,595)	(293,261)	(286,027)	426,856	(286,027)
Accumulated other comprehensive loss	—	(4,543)	—	—	(4,543)

Total stockholders’ equity (deficit)	357,647	(10,562)	(24,082)	(351,628)	(28,625)

Total liabilities and stockholders’ equity (deficit)	$462,212	$554,828	$(23,740)	$(351,628)	$641,672

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

8.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2003

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$139	$97,659	$—	$—	$97,798
Restricted cash	—	3,635	—	—	3,635
Accounts receivable - trade, net of allowance	13,803	27,915	—	—	41,718
Accounts receivable - affiliates	33,777	(33,629)	(148)	—	—
Materials and supplies	10,027	72	—	—	10,099
Prepayments and other current assets	2,877	2,973	—	—	5,850

Total current assets	60,623	98,625	(148)	—	159,100
Investments	—	399,384	22,992	(422,376)	—
Property, plant and equipment	931,840	110,064	—	—	1,041,904
Less: Accumulated depreciation	(553,816)	(49,944)	—	—	(603,760)

Property, plant and equipment, net	378,024	60,120	—	—	438,144
Goodwill	—	—	—	38,403	38,403
Intangible assets	22,055	—	—	—	22,055
Debt issuance cost	—	18,587	352	—	18,939
Deferred charges and other assets	2,501	6,249	—	—	8,750

Total assets	$463,203	$582,965	$23,196	$(383,973)	$685,391

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$500	$1,767	$(285)	$—	$1,982
Accounts payable - affiliates	2,867	950	1,265	—	5,082
Accounts payable, accrued and other current liabilities	15,038	33,048	312	—	48,398
Advance billings and customer deposits	8,766	—	—	—	8,766

Total current liabilities	27,171	35,765	1,292	—	64,228
Long-term obligations, net of current portion	4,661	528,076	15,501	—	548,238
Deferred income taxes	5,220	(5,220)	—	—	—
Other deferred credits and long-term liabilities	65,170	5,895	—	—	71,065
Stockholders’ equity (deficit):
Common stock	25	—	336	(25)	336
Common stock shares subject to mandatory redemption	—	—	(1,198)	—	(1,198)
Treasury Stock	—	—	(17,118)	—	(17,118)
Paid in capital in excess of par value	501,374	287,242	278,181	(788,616)	278,181
Retained earnings (accumulated deficit)	(140,418)	(264,250)	(253,798)	404,668	(253,798)
Accumulated other comprehensive loss	—	(4,543)	—	—	(4,543)

Total stockholders’ equity (deficit)	360,981	18,449	6,403	(383,973)	1,860

Total liabilities and stockholders’ equity (deficit)	$463,203	$582,965	$23,196	$(383,973)	$685,391

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

8.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$51,247	$5,781	$—	$(5,782)	$51,246
Wireless	16,213	—	—	(9)	16,204
Internet	5,338	—	—	(43)	5,295
Interexchange	4,651	—	—	(773)	3,878

Total operating revenue	77,449	5,781	—	(6,607)	76,623
Operating expense:
Local telephone	39,525	696	—	(5,051)	35,170
Wireless	12,220	—	—	(1,250)	10,970
Internet	7,525	—	—	(234)	7,291
Interexchange	5,709	—	—	(72)	5,637
Depreciation and amortization	16,180	3,590	—	—	19,770
Loss on disposal of assets	2,600	—	—	—	2,600

Total operating expense	83,759	4,286	—	(6,607)	81,438
Operating income (loss)	(6,310)	1,495	—	—	(4,815)
Other income (expense):
Interest expense	(123)	(11,541)	(1)	—	(11,665)
Interest income and other	3	(4,115)	(16,240)	20,591	239

Total other expense	(120)	(15,656)	(16,241)	20,591	(11,426)

Income (loss) before income taxes	(6,430)	(14,161)	(16,241)	20,591	(16,241)
Income tax (expense) benefit	2,080	(2,080)	—	—	—

Net income (loss)	$(4,350)	$(16,241)	$(16,241)	$20,591	$(16,241)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

8.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2003

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$53,261	$—	$—	$—	$53,261
Wireless	12,611	—	—	(20)	12,591
Internet	8,223	—	—	—	8,223
Interexchange	5,153	—	—	(1,006)	4,147
Other	—	6,674	—	(6,674)	—

Total operating revenue	79,248	6,674	—	(7,700)	78,222
Operating expense:
Local telephone	35,578	169	—	(5,587)	30,160
Wireless	8,617	—	—	(1,072)	7,545
Internet	11,435	—	—	295	11,730
Interexchange	7,392	—	—	(1,336)	6,056
Contract termination as asset impairment		54,539	—	—	54,539
Depreciation and amortization	18,191	3,853	—	—	22,044
Loss (gain) on disposal of assets	(15,974)	6	—	—	(15,968)

Total operating expense	119,778	4,028	—	(7,700)	116,106
Operating income (loss)	(40,530)	2,646	—	—	(37,884)
Other income (expense):
Interest expense	(147)	(21,796)	(647)	—	(22,590)
Interest income and other	512	(64,127)	(74,923)	123,442	(15,096)

Total other income (expense)	365	(85,923)	(75,570)	123,442	(37,686)

Income (loss) before income taxes	(40,165)	(83,277)	(75,570)	123,442	(75,570)
Income tax (expense) benefit	(8,354)	8,354	—	—	—

Net income (loss)	$(48,519)	$(74,923)	$(75,570)	$123,442	$(75,570)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

8.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$159,957	$17,425	$—	$(17,406)	$159,976
Wireless	41,296	—	—	(30)	41,266
Internet	15,056	—	—	(43)	15,013
Interexchange	12,828	—	—	(1,751)	11,077

Total operating revenue	229,137	17,425	—	(19,230)	227,332
Operating expense:
Local telephone	109,752	2,268	—	(15,214)	96,806
Wireless	30,362	—	—	(3,133)	27,229
Internet	21,888	—	—	(684)	21,204
Interexchange	15,710	—	—	(199)	15,511
Depreciation and amortization	47,112	10,574	—	—	57,686
Loss on disposal of assets	2,795	30	—	—	2,825

Total operating expense	227,619	12,872	—	(19,230)	221,261
Operating income	1,518	4,553	—	—	6,071
Other income (expense):
Interest expense	(389)	(33,982)	(4,543)	—	(38,914)
Interest income and other	12	(2,732)	(27,686)	31,020	614

Total other expense	(377)	(36,714)	(32,229)	31,020	(38,300)

Income (loss) before income taxes	1,141	(32,161)	(32,229)	31,020	(32,229)
Income tax (expense) benefit	(4,475)	4,475	—	—	—

Net income (loss)	$(3,334)	$(27,686)	$(32,229)	$31,020	$(32,229)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

8.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2003

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$162,472	$—	$—	$—	$162,472
Wireless	34,929	—	—	(61)	34,868
Directory	11,631			—	11,631
Internet	24,416	—	—	—	24,416
Interexchange	15,380	—	—	(2,757)	12,623
Other	—	19,282	—	(19,282)	—

Total operating revenue	248,828	19,282	—	(22,100)	246,010
Operating expense:
Local telephone	99,783	603	—	(16,119)	84,267
Wireless	24,611	—	—	(2,815)	21,796
Directory	5,359	—		(110)	5,249
Internet	36,976	—	—	(1,147)	35,829
Interexchange	19,786	—	—	(1,900)	17,886
Other	9	—		(9)	—
Contract termination as asset impairment	54,539	—		—	54,539
Depreciation and amortization	55,809	10,926	—	—	66,735
Loss (gain) on disposal of assets	(112,513)	6	—	—	(112,507)

Total operating expense	184,359	11,535	—	(22,100)	173,794
Operating income	64,469	7,747	—	—	72,216
Other income (expense):
Interest expense	(643)	(48,815)	(1,932)	—	(51,390)
Interest income and other	4,920	(5,887)	12,497	(21,739)	(10,209)

Total other income (expense)	4,277	(54,702)	10,565	(21,739)	(61,599)

Income (loss) before income taxes and discontinued operations	68,746	(46,955)	10,565	(21,739)	10,617
Income tax (expense) benefit	(59,452)	59,452	—	—	—

Income (loss) from continuing operations	9,294	12,497	10,565	(21,739)	10,617
Loss from discontinued oeprations	(52)	—	—	—	(52)

Net income (loss)	$9,242	$12,497	$10,565	$(21,739)	$10,565

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

8.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$34,604	$(10,114)	$15,569	$(1,325)	$38,734
Cash Flows from Investing Activities:
Construction and capital expenditures	(34,234)	(3,850)	—	—	(38,084)
Placement of funds in restricted accounts	—	(1,055)	—	—	(1,055)

Net cash used by investing activities	(34,234)	(4,905)	—	—	(39,139)
Cash Flows from Financing Activities:
Payments on long-term debt	(414)	(1,721)	(17,313)	—	(19,448)
Dividends	—	(1,325)	—	1,325	—
Purchase of treasury stock	—	—	(127)	—	(127)
Issuance of common stock	—	—	1,871	—	1,871

Net cash used by financing activities	(414)	(3,046)	(15,569)	1,325	(17,704)
Decrease in cash and cash equivalents	(44)	(18,065)	—	—	(18,109)
Cash and cash equivalents, beginning of the period	139	97,659	—	—	97,798

Cash and cash equivalents, end of the period	$95	$79,594	$—	$—	$79,689

Supplemental Cash Flow Data:
Interest paid, net of capitalized interest $140	$409	$32,621	$2,444	$—	$35,474
Income taxes paid	$1,120	$—	$—	$—	$1,120

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

8.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2003

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(128,362)	$178,969	$4,159	$(4,296)	$50,470
Cash Flows from Investing Activities:
Construction and capital expenditures	(23,520)	(6,355)	—	—	(29,875)
Net proceeds from sale of business	155,268	—	—	—	155,268
Other investing activities	—	2,894	—	—	2,894

Net cash provided (used) by investing activities	131,748	(3,461)	—	—	128,287
Cash Flows from Financing Activities:
Payments on long-term debt	(3,123)	(430,850)	—	—	(433,973)
Proceeds from issuance of long-term debt	—	375,970	—	—	375,970
Debt issuance costs	—	(14,000)	—	—	(14,000)
Dividends	—	(4,296)	—	4,296	—
Purchase of treasury stock	—	—	(4,296)	—	(4,296)
Issuance of common stock	—	—	137	—	137

Net cash provided (used) by financing activities	(3,123)	(73,176)	(4,159)	4,296	(76,162)
Increase in cash and cash equivalents	263	102,332	—	—	102,595
Cash and cash equivalents, beginning of the period	(73)	18,638	—	—	18,565

Cash and cash equivalents, end of the period	$190	$120,970	$—	$—	$121,160

Supplemental Cash Flow Data:
Interest paid, net of capitalized interest of $88	$639	$30,943	$1,125	$—	$32,707
Income taxes paid	$—	$—	$—	$—	$—
Supplemental Noncash Transactions:
Property acquired under capital leases and mortgage	$2,340	$—	$—	$—	$2,340
Interest rate swap marked to market	$—	$(6,361)	$—	$—	$(6,361)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

9.	COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded reserves of $4,623 as of September 30, 2004, against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

     A class action lawsuit was filed against the Company on May 11, 2001. The litigation alleges various contract and statutory claims concerning the Company’s decision to terminate its Infinite Minutes long distance plan. The parties have agreed to settle the matter for a combination of: (1) 12 ten dollar per month coupons, to be applied against the Company’s services; (2) 100 free interstate long distance minutes per month for 12 months; and (3) $950 in cash for plaintiff’s legal fees. The settlement has been submitted to the court for approval. On October 27, 2004, the court granted preliminary approval of the settlement and final approval is expected in February 2005.

     AT&T Alascom has requested a refund of interstate access charges paid to the Company during 2002. The company is currently reviewing and evaluating this request. The Company’s existing access reserves are sufficient to cover any refund the Company may eventually find appropriate.

     The Company has disputes with Dobson Communications over tower ownership. The Company cannot predict the outcome of these disputes.

     On July 15, 2002, the Company fulfilled a commitment to Crest (formerly “Neptune”) Communications, L.L.C. (“Crest”) to provide a loan for the aggregate principal amount of $15,000 in return for certain consideration. The Company has an agreement that enables it to purchase additional fiber optic capacity in future years from Crest, the expenditures for which may be significant and may exceed $20,000 over the next two years. ACS purchased capacity under this agreement of $5,603 in the third quarter of 2004. While the Company has an agreement with Crest, certain material terms of the agreement remain subject to continued renegotiation. The significant provisions of this agreement are: (i) purchase commitments by the Company for capacity in 2005 and 2006, the final price and quantity of which are subject to future events, (ii) Crest’s restoration of the Company’s traffic carried on another cable system, and (iii) specific interconnection arrangements between the Company and Crest, should the Company exercise its option to purchase certain network assets from Crest. The Company is currently negotiating open elements of its agreement with Crest and renegotiating other terms and conditions of the agreement. It is impossible to determine the ultimate outcome of these negotiations at this time. The loan was written down to zero, its estimated fair value, during the three months ended September 30, 2003.

10.	OTHER EVENTS

The Company announced on October 28, 2004 the adoption of a dividend policy by its Board of Directors and declared its first quarterly dividend of $0.185 per share, payable on January 19, 2005 to holders of record on December 31, 2004.While the Company intends to continue to pay quarterly dividends, such payment is subject to the Company’s future operating and financial performance, capital expenditures, working capital requirements and other factors. Accordingly, the Company’s Board of Directors may modify or revoke this policy at any time. Simultaneous with the announcement of the dividend policy, the Company also announced the withdrawal of its registration statements for a proposed initial public offering of Income Deposit Securities (‘IDSs”), a separate proposed offering of senior subordinated notes and the proposed reclassification of its existing common stock into cash and shares of new class B common stock which it had filed with the Securities and Exchange Commission. No securities were sold under the withdrawn registration statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND ANALYSTS’ REPORTS

     This Form 10-Q and future filings by Alaska Communications Systems Group Inc. (“Company”) on Forms 10-K, 10-Q and 8-K and future oral and written statements by the Company and its management may include, certain “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, including (without limitation) statements with respect to anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, dividends, and other similar forecasts and statements of expectation. Words such as “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” and “will,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations or projections. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

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

INTRODUCTION

     The Company generates revenue primarily through:

•	the provision of local telephone services, including:

o	basic local services to retail customers within the Company’s service areas;

o	wholesale services to competitive local exchange carriers (“CLECs”);

o	network access services to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls;

o	enhanced services;

o	ancillary services, such as billing and collection; and

o	universal service payments;

•	the provision of wireless services;

•	the provision of Internet services; and

•	the provision of interexchange network long-distance and data services.

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

     Changes in revenue are largely attributable to changes in the number of access lines, local service rates and minutes of use. Other factors can also impact revenue, including:

•	intrastate and interstate revenue settlement methodologies;

•	authorized rates of return for regulated services;

•	whether an access line is used by a business or consumer subscriber;

•	intrastate and interstate calling patterns;

•	customers’ selection of various local rate plan options;

•	selection of enhanced calling services, such as voice mail; and

•	other subscriber usage characteristics.

     LECs have three basic tiers of customers:

•	consumer and business customers located in their local service areas that pay for local phone service and a portion of network access;

•	interexchange carriers that pay for access to long distance calling customers located within its local service areas; and

•	CLECs that pay for wholesale access to the Company’s network in order to provide competitive local service on either a wholesale or unbundled network element (“UNE”) basis as prescribed under the 1996 Act.

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

     Wireless - The Company is the second largest statewide provider of wireless services in Alaska, currently serving approximately 96,000 subscribers. Its wireless network footprint covers over 480,000 residents, including all major population centers and highway and ferry corridors. The Company currently operates a TDMA digital network in substantially all of its service areas, and is rolling out a new generation of digital network known as CDMA 1xRTT, which provides customers with improved voice call quality, average mobile data speeds of 70-80kbps and provides a platform for the launch of enhanced services. The Company began offering CDMA 1xRTT services in several of its service areas in May 2004. In June 2004 the Company began offering wireless broadband service based on EV-DO which enables high speed data connectivity with speeds that burst up to 2mbps to its wireless markets in Anchorage, Fairbanks, and Juneau. The Company estimates that the new CDMA service currently covers 73% of its wireless footprint of 480,000 residents.

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

     Satellite Television — The Company provides video entertainment services on a resale basis through the Company’s partnership with the satellite provider, DISH Network. The current agreement with the provider became effective August 2003 and will either be renegotiated or terminate December 2005.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, long-lived assets (in particular, those assets accounted for under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation), income taxes, network access revenue reserves and litigation reserves. Actual results may differ from those estimates.

     The Company uses an allowance method to estimate the net realizable value of accounts receivable. As of September 30, 2004, the allowance for doubtful accounts receivable was $4.0 million. Actual collection results could vary significantly from management’s estimate.

     Access revenue is recognized when earned. The Company participates in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At September 30, 2004, the Company had recorded liabilities of $18.7 million related to its estimate of refundable access revenue. Actual results could vary from this estimate.

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. The cumulative valuation allowance against deferred tax assets was $108.7 million as of September 30, 2004, which represents 100% of all deferred tax assets.

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

     The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $31.5 million as of September 30, 2004 related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. The Company has also deferred as a regulatory asset $0.9 million of costs incurred in connection with regulatory rate making proceedings, which is being amortized over three years starting in 2003. The balance of this regulatory asset was $0.4 million at September 30, 2004. If the Company were not following SFAS No. 71, it would have recorded additional cumulative depreciation expense of $31.5 million for the intrastate and local jurisdictions and the deferred costs incurred in connection with regulatory rate making proceedings would have been charged to expense as incurred. The Company also has a regulatory liability of $53.5 million at September 30, 2004 related to accumulated removal costs. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143 for asset retirement obligations. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles.

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. The Company determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. At September 30, 2004, the Company had recorded goodwill of $38.4 million applicable to its local telephone and wireless segments and intangible assets of $21.9 million related primarily to its wireless segment.

     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business, and has recorded litigation reserves of $4.6 million against certain claims and legal actions as of September 30, 2004. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings are resolved.

RESULTS OF OPERATIONS

     All amounts are discussed at the consolidated level after the elimination of intercompany revenue and expense.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     Operating Revenue

     Operating revenue decreased $1.6 million, or 2.0% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Wireless revenue increased, while local telephone, Internet and interexchange revenue decreased, compared to the corresponding period of 2003.

     Local Telephone

     Local telephone revenue, which consists of local network service, network access and deregulated and other revenue, decreased $2.0 million, or 3.8%, for the three months ended September 30, 2004 compared to the same period in 2003. The following table summarizes the Company’s consolidated local telephone revenue by category:

	Three Months Ended
	September 30,
	2004	2003
	(in thousands)
Local telephone revenue:
Local network service	$23,224	$24,022
Network access	23,128	23,750
Deregulated and other	4,894	5,489

Total local telephone revenue	$51,246	$53,261

     The following table summarizes the Company’s local telephone access lines:

	As of September 30,
	2004	2003
Local telephone access lines:
Retail	209,414	221,956
Wholesale	17,498	18,803
Unbundled network elements - platform (UNE - P)	6,250	4,899
Unbundled network elements - loop (UNE - L)	68,522	67,542

Total local telephone access lines	301,684	313,200

     Local network service revenue decreased $0.8 million or 3.3% for the three months ended September 30, 2004, compared to the three months ended September 30, 2003, while access lines in service decreased 3.7% to 301,684,adjusted for a reduction of 2,788 internal lines that ceased to be counted following a change in line count methodology. The decrease in revenue reflects the net effect of network access line losses, loss of retail lines to UNE lines and regulatory rate changes offset by increases in UNE rates. Also contributing to the decrease in local network service are decreases in feature and directory assistance revenue.

     Consistent with the U.S. telecommunications industry trend, the Company experienced a loss of network access lines as customers migrated to broadband Internet services reducing demand for second lines, migrated to cable telephony, or replaced landline service with wireless service.

     Management believes that operating revenues have declined due to overall line decrease and the net impact of certain regulatory issues:

•	During the first quarter of 2000, the Company reopened interconnection proceedings for its Anchorage market and during the second quarter of 2001 filed for an interim and refundable UNE rate increase. On October 25, 2001, the RCA granted ACS of Anchorage, Inc. (“ACSA”) an interim UNE rate increase of $1.07, bringing the UNE rate up from $13.85 to $14.92. The interim rate increase was implemented in November 2001 and generated approximately $0.8 million in additional annual revenue during 2003. The RCA held a formal hearing on final Anchorage UNE rates during November 2003 and issued an order on June 25, 2004 granting ACSA an increase in UNE loop rates from $14.92 to $19.15. The loop rate was later adjusted to a final loop rate of $18.64. This increase is expected to result in additional revenue of approximately $2.7 million annually at current demand levels.

•	On April 18, 2004, ACS of Fairbanks, Inc. (“ACSF”) and ACS of Alaska, Inc. (“ACSAK”) settled a dispute with GCI, Inc. (“GCI”) concerning their claim to a rural exemption from certain obligations under the Telecommunications Act of 1996. As part of that agreement the parties also agreed to new interconnection agreements between: (1) ACSF and GCI; and (2) ACSAK and GCI. Among other elements of the agreement, the parties have agreed to an increase in UNE rates for local loops in ACSF and ACSAK commencing on January 1, 2005. The Company estimates that this rate increase will generate approximately $0.5 million of additional revenue in 2005 at current demand levels.

•	In compliance with Alaska Public Utilities Commission (“APUC”) orders related to the approval of the acquisition of the four LECs in 1999, the Company filed local service rate cases for all of its LEC businesses with the RCA on July 2, 2001. The RCA’s decisions on revenue requirements have a direct impact on the retail rates and intrastate access rates that the Company is allowed to charge. A RCA finding of over earnings generally leads to rate reductions while a RCA finding of under earnings generally results in rate increases.

o	In October 2001, ACSA filed for increased interim local service rates in Anchorage in order to expedite a partial recovery of its total revenue deficiency. On November 15, 2001, the RCA approved an interim and refundable rate increase for ACSA of 24% for certain services. This interim rate increase was implemented in November 2001 and generated approximately $3.8 million in annual revenue for 2003. The RCA concluded the revenue requirement phase of the hearing for ACSA by finding ACSA to be under earning. On June 24, 2004, ACSA filed the cost of service and rate design studies required in the original 1999 APUC orders. The RCA has scheduled rate hearings during December 2004 to hear evidence on any unresolved issues.

o	On March 25, 2003, the RCA issued an order approving new revenue requirements for ACSF, ACSAK, and ACS of the Northland, Inc (“ACSN”). The RCA found over earnings by ACSF and ACSN of approximately $4.6 million annually, and under earnings by ACSAK of approximately $0.7 million annually. In compliance with RCA orders, ACSF, ACSAK, ACSN filed cost of service and rate design studies, and supporting testimony, consistent with the RCA revenue requirements orders. A stipulated rate settlement for ACSF, ACSAK and ACSN was approved by the RCA on April 8, 2004 and the revenue requirement orders were implemented in June 2004.

     Network access revenue decreased $0.6 million, or 2.6%, for the three months ended September 30, 2004 compared to the same period in 2003. Network access revenue is based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for the Company’s retail and resale customers. Management expects that network access revenue will decline as a component of local telephone revenue for the foreseeable future.

     Deregulated and other revenue, which decreased $0.6 million, or 10.8%, for the three months ended September 30, 2004, compared to the same period in 2003, consists principally of billing and collection (“B&C”) services, space and power rents, deregulated equipment sales, paystation revenue, regulated directory listing revenue, and other miscellaneous telephone revenue. The decrease in deregulated and other revenue is due principally to a decrease in paystation dial around revenue. During the three months ended September 30, 2004, the Company reversed $418,000 of previously recognized paystation revenue following notification from a clearinghouse that AT&T had previously over-funded the shared revenue pool. The Company has ceased recognizing paystation dial around revenue until it can adequately estimate future receipts.

     Wireless

     Wireless revenue increased $3.6 million, or 28.7%, for the three months ended September 30, 2004 compared to the three months ended September 30,2003. This increase is due primarily to the following:

•	growth in average subscribers of 11.8% for the three months ended September 30, 2004 over the prior year period;

•	increase in monthly average revenue per unit, or ARPU, of 9.1% to $47.43 for the three months ended September 30, 2004 from $43.47 for the three months ended September 30, 2003, primarily as a result of increased plan revenues, roaming and regulatory surcharges. Subscriber average minutes of use increased to 264 minutes per month for the three months ended September 30, 2004 from 256 minutes per month for the three months ended September 30, 2003;

•	higher gross customer adds in the three months ended September 30, 2004 resulting in $1.4 million of handset revenue compared to $0.7 million for the same time period in 2003.

     Internet

     Internet revenue decreased $2.9 million, or 35.6%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This decrease is primarily due to the loss of $3.9 million in revenue associated with the Company’s contract with the State of Alaska which was terminated in October 2003, offset by revenue increases as a result of growth in DSL subscribers of 38.7% to 22,592 at September 30, 2004 from 16,294 at September 30, 2003.

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

     Interexchange

     Interexchange revenue decreased $0.3 million, or 6.5%, for the three months ended September 30, 2004, compared to the three months ended September 30, 2003. This is primarily due to the loss of revenue associated with the State of Alaska TPA discussed under “Internet” above. Both intrastate and interstate revenue declined from the previous year. While long distance subscribers increased to 44,334 at September 30 2004, from 43,499 in 2003 at September 30, 2003, quarterly minutes of use decreased to 36.6 million for the three months ended September 30 2004, from 39.0 million for the three months ended September 30, 2003. The decline in minutes of use was primarily due to the loss of the State of Alaska TPA.

     Operating Expense

     Operating expense decreased $34.7 million, or 29.9%, for the three months ended September 30, 2004, compared to the three months ended September 30, 2003. The decrease is primarily attributable to the following:

•	contract termination and asset impairment charges of $54.5 million arising primarily from the termination of the State of Alaska TPA in October 2003;

•	gain on disposal of assets of $16.0 million, related to the sale of the majority of the Company’s remaining interest in the directory business unit, during the three months ended September 30, 2003;

•	reduction in depreciation and amortization of $2.3 million following an order by the RCA to reduce depreciation rates, which the Company adopted in the fourth quarter of 2003.

     Depreciation and amortization associated with the operation of each of the Company’s segments has been included in total depreciation and amortization.

     Local Telephone

     The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense increased $5.0 million, or 16.6%, for the three months ended September 30, 2004, compared to the three months ended September 30, 2003. The net increase in local telephone expense was primarily attributable to:

•	allocation of $2.0 million in one-time early termination charges of an aircraft operating lease;

•	write-off of $1.6 million of obsolete inventory;

•	increase in legal reserves of $0.6 million and $0.7 million in nonrecurring charges for various open disputes and commitments;

•	write-down of $0.4 million of reimbursable expenses;

•	increased cellular access charges related to reciprocal compensation of $0.8 million;

•	decreases in costs associated with the corresponding decreases in local telephone revenue.

     Wireless

     Wireless expense increased $3.4 million, or 45.4%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This increase resulted primarily from an increase in minutes of use to 74.0 million minutes in the three months ended September 30, 2004 from 64.0 million minutes in the three months ended September 30, 2003. Additionally, the cost of goods sold for cell phones increased $1.1 million for the three months ended September 30, 2004 compared to the same period in 2003 as the Company added 9,219 gross subscribers for the three months ended September 30, 2004 compared to 6,010 subscribers for the three months ended September 30, 2003. In addition, $0.8 million of costs were allocated for early termination of the Company’s aircraft operating lease and the write-down of vendor credits recorded in the three months ended September 30, 2004.

     Internet

     Internet expense decreased by $4.4 million, or 37.8%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The decrease in Internet expense was due principally to the elimination of direct operating costs and a lower proportion of shared costs being allocated to this segment following the termination of the Company’s TPA with the State of Alaska, (as discussed above, this contract with the State of Alaska was terminated effective October 2003), offset in part by $1.2 million in allocated costs for the early termination of the company’s aircraft operating lease and an inventory write-down recorded in the three months ended September 30, 2004.

     Interexchange

     Interexchange expenses decreased by $0.4 million, or 6.9% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The majority of this decrease was the result of the decline in long distance minutes of use, as discussed under interexchange service revenue above, and is primarily attributable to the loss of the State of Alaska TPA, offset by increased legal costs of $695 associated with the defense in the Infinite Minutes litigation.

     Depreciation and Amortization

     Depreciation and amortization expense decreased $2.3 million, or 10.3%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The decrease in depreciation is due principally to depreciation rate decreases ordered by the RCA for ACSA that the Company adopted for the intrastate and local jurisdictions during the fourth quarter of 2003, retroactive to January 1, 2003. In addition, on September 30, 2003, the Company recorded a significant asset reduction on the Internet business unit due to the termination of the State of Alaska contract.

     Gain/Loss on Disposal of Assets

     For the three months ended September 30, 2003, the Company recognized a gain of $15.9 million on a pre-tax basis, as a result of the disposition of 99.23% of its remaining 12.58% interest of its Directory Business, offset by a non-cash loss on the disposal of certain fixed assets. In the third quarter of 2004, the Company incurred a net loss of $2.6 million following the disposal of certain wireless assets driven by the network upgrade from TDMA to CDMA.

     Interest Expense

     Interest expense decreased $10.9 million, or 48.4%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The declined was primarily due to the early extinguishment of debt charges of $9.7 million during the three months ended September 30, 2003 combined with lower term loan balances and market interest rate effects on the Company’s variable interest rate debt.

     Interest Income and Other

     During the three months ended September 30, 2003 the Company wrote off a $15.9 million note receivable from Crest.

     Income Taxes

     The Company has fully reserved the income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999, the date of the acquisition of substantially all of its operations.

     Net loss

     The change in net loss is primarily a result of the factors discussed above.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     Operating Revenue

     Operating revenue decreased $18.7 million, or 7.6%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Wireless revenue increased compared to the corresponding period of 2003, while local telephone, Internet and interexchange revenue decreased compared to the corresponding period of 2003. On May 8, 2003, the Company completed the sale of a majority interest (87.42%) in its Directories Business. The Company did not have any revenues from operations from the Directories Business after that date, but had recorded $11.6 million of revenues from this business for the nine months ended September 30, 2003. On September 4, 2003 the Company sold the majority of its remaining interest and now owns less than 0.1% of the Directories Business.

     Local Telephone

     Local telephone revenue, which consists of local network service, network access and deregulated and other revenue, decreased $2.5 million, or 1.5%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The following table summarizes the Company’s consolidated local telephone revenue by category:

	Nine Months Ended
	September 30,
	2004	2003
	(in thousands)
Local telephone revenue:
Local network service	$68,972	$73,370
Network access	75,362	73,951
Deregulated and other	15,642	15,151

Total local telephone revenue	$159,976	$162,472

     The following table summarizes the Company’s local telephone access lines:

	As of September 30,
	2004	2003
Local telephone access lines:
Retail	209,414	221,956
Wholesale	17,498	18,803
Unbundled network elements - platform (UNE - P)	6,250	4,899
Unbundled network elements - loop (UNE - L)	68,522	67,542

Total local telephone access lines	301,684	313,200

     Local network service revenue decreased $4.4 million, or 6.0%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, while access lines in service decreased 3.7% to 301,684, adjusted for a reduction of 2,788 internal lines that ceased to be counted following a change in line count methodology. The decrease in revenue reflects the net effect of network access line losses, loss of retail lines to UNE lines and regulatory rate changes offset by increases in UNE rates. Also contributing to the decrease in local network service are decreases in feature and directory assistance revenue.

     Consistent with the U.S. telecommunications industry trend, the Company experienced a loss of network access lines as customers migrated to broadband Internet services reducing demand for second lines, migrated to cable telephony, or replaced landline service with wireless service.

     Network access revenue increased $1.4 million, or 1.9%, for the nine months ended September 30, 2004 compared to the same period in 2003. The increase in network access revenue is due to ongoing true-ups to prior years’ interstate access and universal service fund studies. Network access revenue is based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for the Company’s retail and resale customers. Management expects that network access revenue will decline as a component of local telephone revenue for the foreseeable future.

     Deregulated and other revenue, which increased $0.5 million, or 3.2%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, consists principally of B&C services, space and power rents, deregulated equipment sales, paystation revenue, regulated directory listing revenue, and other miscellaneous telephone revenue. The increase in deregulated and other revenue is due principally to an increase in B&C services, including revenue earned from the sold directories business, and messaging revenue, offset in part by the decrease in paystation dial around revenue discussed in the three month operating results.

     Wireless

     Wireless revenue increased $6.4 million, or 18.4%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase is due primarily to the following:

•	growth in average subscribers of 11.8% for the nine months ended September 30, 2004 over the prior year period;

•	an increase in monthly average revenue per unit, or ARPU, of 4.9%, to $43.87 for the nine months ended September 30, 2004, from $41.81 for the nine months ended September 30, 2003, primarily as a result of increased plan revenue, roaming, and regulatory surcharges;

•	higher gross customer adds in the nine months ended September 30, 2004 resulting in $3.0 million of handset revenue compared to $1.6 million for the nine months ended September 30, 2003.

     Internet

     Internet revenue decreased $9.4 million, or 38.5%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This decrease is primarily due to the loss of $12.3 million in revenue associated with the State of Alaska TPA, which was terminated in October 2003, offset by approximately $1.3 million of revenue increases as a result of growth in DSL subscribers of 38.7% to 22,592 at September 30, 2004, from 16,294 at September 30, 2003.

     Interexchange

     Interexchange revenue decreased $1.5 million, or 12.3%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, primarily due to the termination of services to the State of Alaska TPA. Both intrastate and interstate revenue declined from the previous year. While long distance subscribers increased to 44,334 at September 30, 2004 from 43,499 at September 30, 2003, total minutes of use decreased to 101.9 million for the nine months ended September 30, 2004, from 113.5 million for the nine months ended 2003.

     Operating Expense

     Operating expense increased $47.5 million, or 27.3%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. The increase is primarily attributable to the $113.5 million gain on disposal of assets, net of $54.5 million of contract termination and asset impairment charges, recognized in the nine months ended September 30, 2003, offset by the following cost reductions:

•	cost avoidance following the termination of the State of Alaska TPA;

•	reduction in depreciation and amortization of $9.0 million following an order by the RCA to reduce depreciation rates, which the Company adopted in the fourth quarter of 2003;

•	cost avoidance following the sale of a majority interest in the Directories Business, which had recorded $5.2 million of expense for the nine months ended September 30, 2003.

     Depreciation and amortization associated with the operation of each of the Company’s segments has been included in total depreciation and amortization.

     Local Telephone

     The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense increased $12.5 million, or 14.9%, for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. The increase in local telephone expense was primarily attributable to a shift in the Company focus from the State of Alaska TPA, as reflected in our Internet and interexchange segments, to core business services resulting in a higher allocation of shared costs. Other contributing factors include:

•	allocation of $2.0 million in one-time early termination charges of an aircraft operating lease;

•	write-off of $1.6 million of obsolete inventory;

•	increase in legal reserves of $0.6 million and $0.7 million in nonrecurring charges for various open disputes and commitments;

•	write down of $0.4 million of reimbursable expenses;

•	increased cellular access charges related to reciprocal compensation of $0.8 million.

     Wireless

     Wireless expense increased $5.4 million, or 24.9%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This increase resulted primarily from an increase in minutes of use to 201.8 million minutes in the nine months ended September 30, 2004, from 171.6 million minutes in the nine months ended September 30, 2003. Additionally, the cost of goods sold for cell phones increased $2.0 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily due to higher hand set sales. Operating expenses were also impacted by the allocation of $0.8 million in costs for the early termination of the company’s aircraft operating lease and the write down of vendor credits.

     Internet

     Internet expense decreased by $14.6 million, or 40.8%, compared to the nine months ended September 30, 2003. The decrease in Internet expense was due principally to the elimination of the operating costs associated with the State of Alaska TPA. As discussed above, this contract with the State of Alaska was terminated effective October 2003. The decrease was offset by an increase in DSL cost of goods sold of $1.4 million due to the 38.7% increase in DSL subscribers and $1.2 million in allocated costs for the early termination of the Company’s aircraft operating lease and inventory write downs.

     Interexchange

     Interexchange expenses decreased by $2.4 million, or 13.3%, compared to the nine months ended September 30, 2003. The majority of this decrease was the result of the decline in long distance minutes of use, as discussed under interexchange service revenue above, and is primarily attributable to the loss of the State of Alaska TPA, offset by increased legal costs of $980 associated with the defense in the Infinite Minutes litigation.

     Depreciation and Amortization

     Depreciation and amortization expense decreased $9.0 million, or 13.6%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The decrease in depreciation is due principally to depreciation rate decreases ordered by the RCA for ACSA that the Company adopted for the intrastate and local jurisdictions during the fourth quarter of 2003, retroactive to January 1, 2003. In addition, on September 30, 2003, the Company recorded a significant asset reduction on the Internet business unit due to the termination of the State of Alaska contract.

     Gain/Loss on Disposal of Assets

     For the nine months ended September 30, 2003, the Company recognized a gain of $113.5 million on a pre-tax basis, on disposition of its Directories Business, offset by a non-cash loss on the disposal of certain fixed assets. In the nine months ended September 30, 2004, the Company incurred a loss of $2.8 million following the disposal of certain wireless assets, driven by the network upgrade from TDMA to CDMA.

     Interest Expense

     Interest expense decreased $12.5 million, or 24.3%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The declined due to the early extinguishment of debt charges of $9.7 million during the nine months ended September 30, 2003, combined with lower term loan balances and market interest rate effects on the Company’s variable interest rate debt.

     Interest Income and Other

     Interest income and other increased by $10.8 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily due to a $15.9 million non-operating impairment loss on a Crest (formerly Neptune) note receivable being recorded in the third quarter of 2003, offset in part by a $4.3 million gain on foreign exchange on the sale of the Directories Business.

     Income Taxes

     The Company has fully reserved the income tax benefit resulting from the consolidated losses it has incurred since May 14, 1999, the date of the acquisition of substantially all of its operations.

     Discontinued Operations

     On March 30, 2002, the Company’s management approved a plan to offer for sale its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for the nine months ended September 30, 2003. The Company has fully reserved in the form of a valuation allowance the income tax benefit of this discontinuance. The Company completed its disposal of its wireless cable television segment as of March 31, 2003.

     Net loss

     The change in net loss is primarily a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has satisfied its cash requirements for operations, capital expenditures and debt service primarily through internally generated funds, the sale of stock and debt financing. For the nine months ended September 30, 2004 the Company’s cash flows from operating activities were $38.7 million. At September 30, 2004, the Company had approximately $73.2 million in net working capital, with $79.7 million represented by cash and cash equivalents. As of September 30, 2004 the Company had $50.0 million of remaining capacity under its revolving credit facility, representing 100% of available capacity.

     The Company has outstanding a $198.5 million bank credit agreement (“Senior Credit Facility”), $150.0 million in 9 3/8% senior subordinated notes due 2009 and $182.0 million in 9 7/8% senior unsecured notes due 2011, representing substantially all of the Company’s long-term debt of $533.3 million as of September 30, 2004. On May 14, 2004, the Company called $17.3 million of its 13% senior discount debentures due 2011. The redemption was completed on June 14, 2004 at 106.5% of the outstanding principal and as a result a call premium of $1.1 million was paid. The Board of Directors has authorized the Company to buy back up to $10 million of debt in the open market during the three months ended December 31, 2004. From time to time the Company considers making purchases of its outstanding debt securities on the open market or in negotiated transactions. The timing and amount of such purchases, if any, will depend upon cash needs and market conditions, among other things. Interest on the Company’s senior subordinated notes and senior unsecured notes is payable semiannually. Interest on borrowings under the Senior Credit Facility is payable monthly, bi-monthly, quarterly or semi-annually at the Company’s option. The Senior Credit Facility requires $500,000 quarterly principal payments that commenced on March 31, 2004, with the balance due in 2010. The Senior Credit Facility, the senior subordinated notes and the senior unsecured notes contain a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends, and the Senior Credit Facility requires the Company to achieve certain financial ratios. The Company is in compliance with all of its debt covenants as of the date of this filing.

     On July 15, 2002 the Company fulfilled a commitment to Crest (formerly Neptune) Communications, L.L.C. to provide a loan for the aggregate principal amount of $15.0 million in return for certain consideration. The Company has an agreement that enables it to purchase additional fiber optic capacity in future years from Crest, the expenditures for which may be significant and may exceed $20 million over the next two years. ACS purchased capacity additions under this agreement of $5.6 million in the third quarter of 2004. While the Company has an agreement with Crest, certain material terms of the agreement remain subject to continued renegotiation. The significant provisions of this agreement are: (i) purchase commitments by the Company for capacity in 2005 and 2006, the final price and quantity of which are subject to future events, (ii) Crest’s restoration of the Company’s traffic carried on another cable system, (iii) and specific interconnection arrangements between the Company and Crest, should the Company exercise its option to purchase certain network assets from Crest. The Company is currently negotiating open elements of its agreement with Crest and renegotiating other terms and conditions of the agreement. It is impossible to determine the ultimate outcome of these negotiations at this time. The loan was written down to zero, its estimated fair value, during the three months ended September 30, 2003.

     The local telephone network requires the timely maintenance of plant and infrastructure. The Company’s historical capital expenditures have been significant. The construction and geographic expansion of the Company’s wireless network has required significant capital. The implementation of the Company’s interexchange network and data services strategy is also capital intensive. Capital expenditures for 2003 were $50.7 million, of which $11.5 million was expended on CDMA 1x RTT build out and $3.5 million was expended on the State of Alaska TPA. The Company anticipates capital spending of between $50 million and $55 million for 2004, and has spent $38.1 million in the first nine months of 2004, inclusive of $12.8 million invested in CDMA 1xRTT and EV-DO infrastructure and interstate network access capacity. The Company intends to fund its future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under the revolving credit facility. At September 30, 2004 the Company had allocated $55.0 million of its current unrestricted cash balance of $79.7 million to fund the completion of its CDMA 1xRTT and EV-DO build out and to secure fiber capacity within Alaska and to the lower 48 states in the United States under the terms of its agreement with Crest.

     The Company’s capital requirements may change due to: impacts of regulatory decisions that affect the Company’s ability to recover its investments, changes in technology, the effects of competition, changes in the Company’s business strategy, and the Company’s decision to pursue specific acquisition opportunities, among other things.

     The Company announced on October 28, 2004 the adoption of a dividend policy by its Board of Directors and declared its first quarterly dividend of $0.185 per share, payable on January 19, 2005 to holders of record on December 31, 2004. While the Company intends to continue to pay quarterly dividends, such payment is subject to the Company’s future operating and financial performance, capital expenditures, working capital requirements and other factors. Accordingly, the Company’s Board of Directors may modify or revoke this policy at any time. Simultaneous with the announcement of the dividend policy, the Company also announced the withdrawal of its registration statements for a proposed initial public offering of Income IDSs, a separate proposed offering of senior subordinated notes and the proposed reclassification of its existing common stock into cash and shares of new class B common stock which it had filed with the Securities and Exchange Commission. No securities were sold under the withdrawn registration statements.

     The Company believes that it will have sufficient working capital provided by operations and available borrowing capacity under the existing revolving credit facility to service its debt, pay its quarterly dividends, fund its operations, capital expenditures and other obligations over the next 12 months. The Company’s ability to meet such obligations will be dependent upon its future financial performance, which is, in turn, subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond the Company’s control.

Outlook

     The Company expects that, overall, the demand for telecommunications services in Alaska will grow, particularly as a result of:

•	increasing demand for wireless voice and data services following the launch of its CDMA 1xRTT network;

•	growth in demand for DSL and Internet access services due to higher business and consumer bandwidth needs; and

•	increasing demand for private network services by government and business on a statewide basis on either a circuit switched or IP basis.

     The Company believes that it will be able to capitalize on this demand through its diverse service offerings on its owned circuit switched and IP facilities, new sales and marketing initiatives directed toward basic voice, enhanced and data services, and offering customers an integrated bundle of telecommunication services including local telephone, wireless, Internet, long distance, messaging and video entertainment.

     Consistent with the U.S. telecommunications industry, the Company experienced a loss in network access lines during the year as customers cancelled second lines, replaced wireline services with wireless, and lines migrated to cable telephony. The Company’s primary UNE customer has announced plans to migrate most of its Anchorage area customers to its own cable telephony plant during the next 3-5 years. Consequently, the Company anticipates that these trends will continue.

     There are currently a number of regulatory proceedings underway at the state and federal levels that could have a significant impact on the Company’s operations. The Company cannot predict with certainty the impact of current or future regulatory developments on any of its businesses.

     The telecommunications industry is extremely competitive, and the Company expects competition to intensify in the future. As an incumbent local exchange carrier (“ILEC”), the Company faces competition mainly from resellers, local providers who lease its UNEs and from providers of local telephone services over separate facilities. Moreover, while wireless telephone services have historically complemented traditional LEC services, the Company anticipates that existing and emerging wireless technologies may increasingly compete with LEC services. Similarly, local and interexchange service competition may come from cable television providers and voice over IP providers. In wireless services, the Company currently competes with at least one other wireless provider in each of its wireless service areas. In the highly competitive business for Internet access services, the Company currently competes with a number of established online service companies, interexchange carriers and cable companies. In the interexchange market, the Company believes it currently has less than 5% of total revenue in Alaska and faces competition from two major interexchange providers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has issued senior subordinated notes and senior unsecured notes and has entered into a bank credit facility. These on balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under the Company’s bank credit facility.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     A class action lawsuit was filed against the Company on May 11, 2001. The litigation alleges various contract and statutory claims concerning the Company’s decision to terminate its Infinite Minutes long distance plan. The parties have agreed to settle the matter for a combination of: (1) 12 ten dollar per month coupons, to be applied against the Company’s services; (2) 100 free interstate long distance minutes per month for 12 months; and (3) $950 in cash for plaintiff’s legal fees. The settlement has been submitted to the court for approval. On October 27, 2004, the court granted preliminary approval of the settlement and final approval is expected in February 2005.

     The Company is litigating a dispute with Dobson Communications concerning the ownership of a tower.

     ACSA has filed rate design and cost of service studies, as well as testimony, concerning retail rates for Anchorage. An ACSA retail rate hearing is scheduled for the fourth quarter of 2004.

     On June 25, 2004, the RCA issued an order in the arbitration of Anchorage UNE rates and an interconnection agreement between ACSA and GCI. This order increased loop rates and certain nonrecurring charges, ordered ACSA to provide switching and related facilities, and resolved a number of outstanding contract issues. The RCA has adjusted the loop rate for some computational errors, but otherwise has denied petitions to reconsider portions of its decision. The parties submitted a final interconnection agreement reflecting all of the RCA’s decisions on October 27, 2004.

     In May 2003, ACSW applied for ETC status for Matanuska Telephone Association and ACSF service areas. On July 30, 2004 the RCA granted this ACSW petition subject to ACSW meeting certain conditions set forth in the order. On October 1, 2004, ACSW was certified as a CETC for these areas.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On December 3, 1999, the Company registered 6,021,489 shares of common stock under various employee stock option, non-employee director stock plans, and an employee stock purchase plan (File # 333-92091), on Form S-8 under the Securities Act of 1933. On October 6, 2004, the Company registered, on Form S-8 (File Number #333-119569), an additional 3,000,000 shares allocated to its various stock plans and 1,000,000 as inducement grants for Liane Pelletier, Chief Executive Officer and President. As of October 28, 2004, 3,624,592 option grants are outstanding under the employee stock option plans and 718,338 options have been exercised and converted into shares of the Company’s common stock. As of October 28, 2004, 136,411 shares have been awarded under the non-employee director stock compensation plan, of which 107,455 were elected to be deferred. As of October 28, 2004, 538,412 shares have been issued under the employee stock purchase plan. See Note 4, “Stock Incentive Plans” to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements for further discussion.

     The following table provides information with respect to purchases the Company made of shares of its common stock during each month in the three months ended September 30, 2004:

			(c) Total Number of	(d) Dollar Value of
			Shares Purchased as	Shares that May Yet
	(a) Total Number of	(b) Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid Per Share	Announced Program	the Program (1)
July 1 - 31, 2004	—	$—	—	$8,202,720
August 1 - 31, 2004	—	$—	—	$8,202,720
September 1 - 30, 2004	—	$—	—	$8,202,720

Total	—	$—	—	$8,202,720

     (1) The Company was authorized by its Board of Directors in November 2003 to repurchase up to $10,000,000 of its common stock. This authorization will expire on December 31, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:

31.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Wilson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David Wilson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2004	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Liane Pelletier

Liane Pelletier
Chief Executive Officer,
Chairman of the Board and
President

/s/ David Wilson

David Wilson
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)