Form 10-K
period 2004-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2005-03-09
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Title of each class
Common Stock, Par Value $.01 per Share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark if whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes ☐       No ☑

     The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on June 30, 2004, was approximately $58,072,215 computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     As of March 2, 2005, there were outstanding 40,592,449 shares of Common Stock, $.01 par value, of the registrant.

Documents Incorporated by Reference
None

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC .

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

Item 1.    Business

Forward Looking Statements and Analysts’ Reports

     This Form 10-K and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “us” “the Company,” and “ACS Group”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-K under “Business”, “Management’s discussion and analysis of financial condition and results of operations” and elsewhere in this Form 10-K and the documents incorporated by reference. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	rapid technological developments and changes in the telecommunications industries;

•	our competitive environment;

•	ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996, or the Telecommunications Act, and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation;

•	changes in revenue from Universal Service Funds;

•	regulatory limitations on our ability to change our pricing for communications services;

•	the possible future unavailability of Statement of Financial Accounting Standards, or SFAS, No. 71, Accounting for the Effects of Certain Types of Regulation, to our wireline subsidiaries;

•	our ability to bundle our products and services;

•	changes in the demand for our products and services;

•	changes in general industry and market conditions and growth rates;

•	changes in interest rates or other general national, regional or local economic conditions;

•	governmental and public policy changes;

•	our ability to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders;

•	the continued availability of financing in the amounts, at the terms, and subject to the conditions necessary to support our future business;

•	the success of any future acquisitions; and

•	changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States.

     In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this Form 10-K not to occur. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-K.

     Investors should also be aware that while we do, at various times, communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by an analyst irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Introduction

     We are the leading facilities-based telecommunications services provider and the largest local exchange carrier (LEC) in Alaska and the 13th largest LEC in the United States. We are focused on providing leading telecommunications services to our customers under a single brand name, Alaska Communications Systems. On a retail basis, we provide our consumer and business customers with a complete range of telecommunications services, including local telephone, wireless, Internet, and long distance, using our own network, as well as video entertainment through our partnership arrangement with DISH Network, a leading satellite service provider. In addition, we also provide selected local telephone and wireless services on a wholesale basis.

     We have successfully grown our retail relationships, and as of December 31, 2004 we served 396,740 retail relationships. A “retail relationship” refers to one service provided to one customer and, therefore, a customer may represent more than one retail relationship. As of December 31, 2004, including both retail and wholesale customers, we served 100,657 wireless subscribers, 295,449 local telephone access lines, 47,050 long distance customers and 47,553 Internet subscribers (including 24,711 high-speed digital subscriber line, or DSL, subscribers).

     We began operations in May 1999 when we completed the acquisition and integration of four local telephone companies in Alaska. Each of the businesses we purchased had been operating in its local markets for over 50 years. Since 1999, we have invested in upgrading our network and service capabilities, improved our cost management in our operations, and focused on improving customer service. As a result, our business, which has been characterized by a stable customer base and predictable capital expenditure requirements, has generated stable revenues and cash flows since 2000, with consolidated cash flow from operations for the years ended December 31, 2004 and 2003 of $57.8 million and $50.4 million, respectively.

Our service offerings

     Local telephone (69.8% of operating revenues for the year ended December 31, 2004). We provide local telephone service to over 295,000 access lines, representing approximately two-thirds of the local access lines in Alaska. We generate local telephone revenue from providing local telephone service to consumer and business customers and by providing access to our network and back office functions to other telecommunications providers. At December 31, 2004, approximately 51% of our retail access lines served consumers and 49% served business customers.

     Wireless (18.7% of operating revenues for the year ended December 31, 2004). We provide statewide mobile and fixed voice and data communications services to over 100,000 wireless subscribers throughout Alaska. Our wireless network has a covered population of over 482,000, representing over 70% of the state’s population according to the most recent U.S. Census Bureau estimates. Our wireless customers represent approximately 20.9% penetration of our covered population. Currently, we provide our wireless services using both CDMA and TDMA digital networks. We will continue to improve and expand our CDMA 1xRTT and EV-DO networks, capable of offering advanced mobile and fixed data services to our customers, in 2005 and 2006.

     Internet (6.7% of operating revenues for the year ended December 31, 2004). We provide Internet access services to over 47,000 subscribers, including high-speed DSL service to approximately 25,000 subscribers. We are currently able to offer DSL service to approximately 72% of our local access lines in our four major LEC service territories—Anchorage, Fairbanks, Juneau and the Kenai Peninsula. We are also a single-source provider of advanced IP-based private networks to large enterprise and governmental customers in Alaska.

     Interexchange (4.8% of operating revenues for the year ended December 31, 2004). We offer long distance and interexchange private-line services primarily as a facilities-based carrier to over 47,000 long distance customers in our state.

     Video entertainment. In the third quarter of 2003 we began offering customers in Alaska satellite video entertainment through a partnership arrangement with DISH Network.

Competitive strengths

     We enjoy stable cash flows and attractive growth prospects due to the following competitive strengths:

     Leading competitive position. We are the leading facilities-based telecommunications services provider in Alaska. We believe our strong brand name recognition within Alaska provides us with a solid local market position.

•	We are the incumbent local telephone company in Anchorage, Fairbanks, Juneau, the Kenai Peninsula and more than 70 other communities.

•	We are the second-largest wireless communications services provider in Alaska and our statewide wireless network covers over 70% of the population.

•	We are the second-largest provider of Internet access services and the largest provider of DSL services in Alaska.

     Integrated portfolio of service offerings. We offer a variety of bundled service packages to our consumer and business customers, which include local telephone services, wireless, Internet, long distance, messaging, video entertainment and other services. We believe that bundled offerings are popular because they allow for a single customer service interface and fewer billing statements, while providing greater value and pricing benefits across a number of services. By actively marketing and selling our bundled service packages, we believe we can increase our customer base, improve customer loyalty and increase our share of our customers’ telecommunications purchases.

     Advanced networks and facilities. Since 1999, we have invested over $400 million in our telecommunications networks and facilities, increasing the total investment in these facilities to approximately $1.1 billion. As a result of these investments, we believe we have substantially built out our networks and facilities, allowing us to offer a full range of reliable telecommunications services while maintaining predictable capital expenditure requirements. We are currently the only provider of broadband wireless services in the state of Alaska. Our wireless network has a covered population of over 482,000, representing over 70% of the state’s population according to data from the U.S. Census Bureau. Over the next few years, we expect to augment our existing networks and facilities, including the completion of the build-out of our statewide CDMA 1xRTT and EV-DO wireless networks, which will allow us to expand our covered population and to offer a wider range of wireless voice and broadband data services to our customers.

     Favorable Alaskan market conditions. We believe we have an attractive and growing potential customer base. For the three year period from 2001 to 2003, the average median household income in Alaska was 27% higher than the average in the rest of the United States, and Alaskans spent 33% more on communications services than other Americans. According to the U.S. Census Bureau, over the 20 years ending 2002, the Alaskan population has increased on average by more than 2% per year - nearly triple the national average. Additionally, Alaska has lower-than-average wireless penetration. We believe these factors will continue to contribute to our stability and growth, and provide us with an advantage relative to other telecommunications markets. We believe that the Alaskan communications market’s combination of large geographic size and isolated markets featuring both major metropolitan areas and small, dense population clusters reduces the likelihood of entry by new integrated facilities-based service providers.

     Strong management team. Our highly experienced senior management team has an average of approximately 16 years of experience in the local telecommunications industry and a proven track record of operating and managing integrated telecommunications companies. During the last fifteen months, we have added a number of key individuals to our executive management team who have broad experience in the telecommunications industry and understand the dynamics of the Alaskan markets and our customers. Liane Pelletier joined us in October 2003 as CEO and President and also became Chairperson of our board of directors on January 1, 2004. Before joining us, Ms. Pelletier worked for 17 years at Sprint Corporation, most recently as a member of the Executive Management Committee and as Chief Integration Officer. David Wilson, who was previously Chief Financial Officer of Triumph Communications and DIRECTV Broadband, has joined us as our Chief Financial Officer. In addition to Ms. Pelletier and Mr. Wilson, David C. Eisenberg and Sheldon Fisher recently joined us from Sprint as Senior Vice President, Corporate Strategy and Development and Senior Vice President, Sales and Product Marketing,

respectively. Under the leadership of our senior management team, we have refocused our company to better serve the needs of consumer and business customers in Alaska.

Business strategy

     Our goal is to be the premier telecommunications services provider in our markets and to maintain and grow our cash flow. We consider the following strategies to be integral to achieving our goal:

•	maintaining and increasing the number of loyal consumer, business and wholesale customers that we serve and having our customers buy more of our services and regularly refer new customers to us;

•	offering our customers an integrated bundle of telecommunications services including local telephone, wireless, Internet, long distance, messaging and video entertainment;

•	capitalizing on our significant existing investment in our technologically advanced networks to provide feature-rich, high-quality and highly reliable telecommunications services such as DSL and broadband wireless service to our customers;

•	increasing our margins through ongoing process improvements, strategic sourcing initiatives, reduced costs and improved operating efficiencies;

•	leveraging our advanced CDMA 1xRTT and EV-DO wireless networks and our strong competitive position as the leading facilities-based telecommunications provider in Alaska to further gain share in the under-penetrated and fast growing Alaska wireless market; and

•	exploring acquisitions of other telecommunications assets and businesses that we would expect to increase our cash flows and our ability to pay dividends to the holders of our common stock.

Products, services and revenue sources

     We offer a broad portfolio of telecommunications services to consumer, business and wholesale customers in our markets. We believe that as the communications marketplace continues to converge and competition continues to enter the market the ability to offer an integrated package of communications products will provide a distinct competitive advantage, as well as increase customer loyalty, and thereby decrease customer turnover. We complement our local telephone services by actively marketing our wireless, Internet, long distance and other service offerings to our customers who subscribe to only some of our services. The following table sets forth the components of our consolidated revenues for the years ended December 31, 2004, 2003 and 2002:

	Revenue for the Year Ended December 31, (in millions)
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
Revenue by Source:
Local network service	$91.7	30.3%	$96.3	29.7%	$99.5	29.2%
Network access	97.5	32.2	97.8	30.2	108.3	31.8
Deregulated and other revenue	22.0	7.3	21.6	6.7	18.9	5.6

Local telephone	211.2	69.8	215.7	66.6	226.7	66.6
Wireless	56.7	18.7	46.5	14.4	43.2	12.7
Directory (1)	—	—	11.6	3.6	33.6	9.9
Internet	20.2	6.7	33.0	10.2	20.8	6.1
Interexchange	14.6	4.8	17.0	5.3	16.1	4.7

Total	$302.7	100.0%	$323.8	100.0%	$340.4	100.0%

(1)	On May 8, 2003, we completed the sale of a majority interest (87.42%) in our Directories Business. Subsequently, on August 27, 2003, we disposed of substantially all of our remaining interest in the Directories Business. As a result of these disposals, we own less than 0.1% of the Directories Business and accordingly no longer record the revenues and expenses of the Directories Business.

     Local telephone

     We provide local telephone service through our four local telephone companies. Local telephone revenue consists of local network service, network access (including universal service revenue), and deregulated and other revenue, each of which is described below.

     Local network service

     Local network service consists of basic local network service and competitive local network service.

     Basic local network service. Basic local network service enables customers to originate and receive telephone calls within a defined “exchange” area. We provide basic local services on a retail basis to consumer and business customers, generally for a fixed monthly charge. The maximum amount that can be charged to a customer for basic local services is determined by rate proceedings involving the Regulatory Commission of Alaska, or RCA. We charge business customers higher rates to recover a portion of the costs of providing local service to consumers, as is customary in the industry. Basic local service also includes non-recurring charges to customers for the installation of new products and services and recurring charges for enhanced features such as call waiting and caller identification.

     At December 31, 2004, approximately 51% of our retail access lines served consumers and 49% served business customers. Currently, monthly charges for basic local service for consumers range from $11.75 to $14.50 in our service areas, compared to the U.S. national average for urban areas of $14.57 for 2003. Monthly charges for business customers range from $18.70 to $25.75 in our service areas, compared to the national average for urban areas of $32.92 for 2003. See “Item 1. Business - Regulation” for further discussion of regulatory matters including our local network service rate proceedings.

     The table below sets forth the number of access lines as of December 31, 2004, 2003, 2002, 2001 and 2000. The number of access lines shown represents all revenue producing access lines connected to both retail and wholesale customers.

	As of December 31,
	2004	2003	2002	2001	2000
Retail access lines	207,905	218,058	236,148	261,002	272,936
Wholesale access lines	16,590	19,159	22,148	22,859	17,303
Unbundled network elements	70,954	74,249	64,711	49,062	39,221

Total local telephone access lines	295,449	311,466	323,007	332,923	329,460

     We believe that future access line growth is dependent on, among other things, the economic outlook in Alaska and the United States, the impact of technology and competition on line demand and population growth in our service areas.

     Competitive local network service. We also provide interconnection through wholesale access to our basic local service and through leasing unbundled network elements, or UNEs, to our competitors as required by the federal law. Revenues for these services are included in local network service revenues. As of November 26, 2004, we were authorized by the RCA to increase the UNE loop rate for our Anchorage service area to $18.64 with application retroactively to June 2004. In the Fairbanks and Juneau service areas we have an agreement to increase UNE loop rates to $23.00 and $18.00, respectively as of January 1, 2005. We provided 87,544 lines to competitors in the Anchorage, Fairbanks and Juneau service areas on either a wholesale or UNE basis as of December 31, 2004.

     While there is some seasonality in local network service, represented primarily by reduced line demand in the Alaskan winter as tourists and seasonal residents seek warmer climates and seasonal businesses close for the winter, operating results for local telephone services are not materially impacted by seasonal factors.

     Network access

     Network access services arise in connection with the origination and termination of long distance, or toll, calls and typically involve more than one company in the provision of such long distance service on an end-to-end basis. Since toll calls are generally billed to the customer originating the call by an interexchange carrier, a mechanism is required to compensate each

LEC providing services relating to the call. This mechanism is the access charge, which LECs bill to each interexchange carrier for the use of facilities to access the customer. We also receive universal service revenue, which we include in our reported network access revenue. These components of network access revenue are described below.

     Intrastate access charges. We generate intrastate access revenue when an intrastate long distance call that involves an ACS Group LEC and an interexchange carrier is originated and terminated within Alaska. The interexchange carrier pays us an intrastate access charge for either terminating or originating the call. We record the details of the call through our carrier access billing system and receive the access payment from the interexchange carrier. We also provide billing and collection services for interexchange carriers through negotiated agreements for certain types of toll calls placed by our local customers. ACS of Anchorage, Inc. (“ACSA”), ACS of Alaska, Inc. (“ACSAK”) and ACS of Fairbanks, Inc. (“ACSF”) are under their own tariffs for intrastate access. In non-competitive areas, ACS of the Northland, Inc. (“ACSN”) participates in a mandatory statewide tariff and access charge pooling arrangement that is administered by the Alaska Exchange Carriers Association, or the AECA. The access charges for our intrastate services are regulated by the RCA.

     Interstate access charges. We generate interstate access revenue when an interstate long distance call is originated from an local calling area in Alaska that is served by our local telephone operations and is terminated in a local calling area in another state, and vice versa. We bill interstate access charges in a manner similar to intrastate access charges. However, interstate access charges are regulated by the Federal Communications Commission (“FCC”) rather than the RCA. Our local telephone companies participate in a nationwide tariff and access charge pooling arrangement that is administered by the National Exchange Carrier Association (“NECA”) for all our local telephone companies, except ACSA. ACSA participates in the NECA common line tariff, but has its own interstate access tariff for traffic sensitive and special access services. Common line revenues billed to the end user for the FCC-mandated interstate charges are also categorized as interstate access revenue.

     Universal service revenue. We are required to contribute to the Federal Universal Service Fund (“USF”). In general, these funds are created to subsidize telecommunications services in rural and high-cost service areas of the United States, including Alaska. We currently receive federal Universal Service revenue in certain of our local telephone service areas. Universal service revenue supplements the amount of local service revenue we receive to ensure that basic local service rates for customers in high cost rural areas are not significantly higher than rates charged in lower cost urban and suburban areas. The Telecommunications Act of 1996 (the “Telecommunications Act”), which amended the Communications Act of 1934 (the “Communications Act”), prescribed new standards applicable to universal service, including mechanisms for defining the types of services to be provided as part of a universal service program, specific goals or criteria applicable to universal service programs, new qualifications for receipt of universal service funding and new requirements for contributions to universal service funding. The FCC, in conjunction with a federal-state joint board composed of FCC and state commission members, has been working since passage of the Telecommunications Act to implement these new statutory provisions. While new cost-identification models for non-rural local carriers were adopted effective on January 1, 2000, similar models for rural carriers were rejected by the FCC, leaving previous USF calculations based on embedded costs in place for the Federal High-Cost Fund. In accordance with the Telecommunications Act’s requirement to eliminate implicit subsidies, the FCC has specifically identified and renamed certain support mechanisms that had previously been provided implicitly through access revenue. It also made all support portable to competitive local exchange carriers (“CLECs”) on a per-line basis. A joint board has recommended to the FCC some changes to the Federal Universal Service Funds and the FCC will examine modifications to the universal service funding mechanisms.

     Interstate access, intrastate access, and universal service funding are all influenced by both LEC cost levels and by competitive local market penetration. Toll traffic originating or terminating on a competitor’s network does not generate access billings to interexchange carriers for us. Many of the underlying factors in jurisdictional cost separations studies that allow network costs to be recovered through access charges are diminished as competitive market penetration increases. Universal service funding may also diminish as a result of competitive local market penetration. Under FCC rules, when a CLEC is formally designated an Eligible Telecommunications Carrier (“ETC”), as General Communication, Inc. (“GCI”) has been in Anchorage, Fairbanks and Juneau, universal service funding becomes portable to the CLEC on a per-line basis, further eroding the Incumbent Local Exchange Carrier’s (“ILEC”) revenue.

     Operating results for network access services are not materially impacted by seasonal factors.

     Deregulated and other revenue

     Deregulated and other revenues consist of billing and collection contracts, space and power rents, pay telephone service, customer premise equipment sales, and other miscellaneous revenues generated by our local telephone operations. We seek to capitalize on our local presence and network infrastructure by offering these additional services to customers and interexchange carriers. Deregulated and other revenue is generally not subject to seasonal impacts on operating results.

     Wireless

     We provide statewide mobile and fixed voice and data communications services throughout Alaska under the ACS brand name. Our wireless segment generates revenue through subscriber access charges, airtime usage, toll charges, connection fees, roaming revenues, and enhanced features, such as short messaging services. A subscriber may purchase services separately or may purchase rate plans that package these services in different ways to fit different calling patterns and desired features.

     In the second half of 2004, the RCA granted us ETC status as a competitive provider of wireless services for a significant portion of our rural wireless service area. By obtaining ETC status, we are now eligible to receive USF support for subscribers residing in the areas covered by this designation.

     Subscribers. The table below sets forth the annual growth in the number of our wireless subscribers served and our total covered population as of December 31, 2004, 2003, 2002, 2001 and 2000.

	As of December 31,
	2004	2003	2002	2001	2000
Estimated covered population	482,251	480,422	478,413	468,622	462,057
Ending subscribers	100,657	87,017	82,220	80,120	75,933
Ending penetration	20.9%	18.1%	17.2%	17.1%	16.4%

     We believe there are opportunities to improve the penetration rates of our wireless operations throughout Alaska, and in particular, southeast Alaska. We also believe that the market for wireless services will continue to grow with expansion of the wireless industry as a whole, and our planned deployment of data services on our new CDMA 1xRTT and EV-DO networks. CDMA 1xRTT will provide wireless voice and data services for our customers while EV-DO will provide broadband wireless data services.

     Licenses. We own 800 megahertz B side cellular licenses which cover the major population centers in Alaska, including Anchorage, Fairbanks, Juneau and the Kenai Peninsula. Today, these B side frequencies support our TDMA networks. We also own several 10 megahertz E Block PCS licenses covering the entire state including Anchorage, Fairbanks and Juneau. During 2002, we purchased 10 megahertz F Block PCS licenses covering Fairbanks and Juneau. We have recently constructed and are continuing to enhance and expand a commercial network using CDMA 1xRTT, which we launched during May 2004 and which is currently supported on our PCS spectrum.

     Seasonality. Wireless revenue declines slightly in the winter months and increases in the summer months due to Alaska’s northern latitude and the wide swing in available daylight and changes in weather patterns between summer and winter and their effect on business, tourism and subscriber calling patterns.

     Internet

     We provide Internet access services to over 47,000 customers, including high-speed DSL service to approximately 25,000 subscribers. In order to offer Internet access, we provide local dial-up telephone numbers for our customers. We are currently able to offer high-speed DSL service to approximately 72% of our local access lines in our major local telephone service territories. These local dial-up numbers and dedicated DSL connections allow customers access, through a modem connection on their computer, to a series of computer servers we own and maintain. These servers allow customers to access their e-mail accounts and to be routed to local access points that connect customers to the Internet. We charge customers either a flat rate for unlimited use or a usage sensitive rate. Operating results for Internet access services are not materially impacted by seasonal factors.

     Interexchange

     We currently have over 47,000 long distance customers based on subscriber preferred interexchange carrier selections. We also believe our interexchange revenue represents approximately 5% of total interexchange revenues in Alaska. We own fiber capacity for high-speed links within Alaska and for termination of traffic outside Alaska. We also resell the services of other long distance carriers.

     Video entertainment

     In the third quarter of 2003, we began offering customers in Alaska satellite video entertainment through a partnership arrangement with DISH Network. The current agreement with the provider became effective August 2003 and either will be renegotiated or will terminate in December 2005.

Sales and marketing

     We market our product and service offerings under the “Alaska Communications Systems” and “ACS” brands, subject to regulatory and strategic business considerations. Recently, we reorganized to more efficiently sell and service all of our product offerings through single points of customer contact.

     Key components of our sales and marketing strategy include:

•	establishing name recognition of the ACS brand across all product and service offerings,

•	making, buying and using ACS products and services easier than ever,

•	marketing all of our offerings to each consumer to obtain a greater percentage of each consumer’s telecommunications services expenditures,

•	providing convenient and valuable bundles of products and services,

•	centralizing marketing functions to optimize impact and efficiency,

•	improving quality and reliability of customer service,

•	developing and delivering to the market new products and services driven by a view of total customer needs,

•	driving greater productivity from direct sales efforts, and

•	teaming sales and service for a complete and seamless customer experience.

     We believe that we can leverage our position as an integrated, one-stop provider of telecommunications services with strong positions in local access, wireless, Internet and long distance markets. By pursuing a marketing strategy that takes advantage of these characteristics and that facilitates cross-selling and packaging of our products and services, we believe we can increase penetration of new product offerings, improve customer retention rates, increase our share of our customers’ overall telecommunications expenditures, and achieve continued revenue and operating cash flow growth.

Network facilities

     As of December 31, 2004, we owned 66 host switches serving approximately 300,000 access lines. All of our access lines are served by digital switches provided predominately by Nortel Networks Corporation. Our switches are linked through a combination of extensive aerial, underground and buried cable, including 640 sheath miles of fiber optic cable and digital microwave and satellite links. We have 100% single-party services, or services of one customer per access line, and believe substantially all of our major switches have current generic software upgrades installed which allows for the full range of enhanced customer features, such as call waiting, caller identification and call forwarding.

     We have integrated numerous network elements to offer a variety of services and applications that meet the increasingly sophisticated needs of our customers. These elements include Signal System 7 signaling networks, voice messaging platforms, digital switching, DSL and, in some communities, integrated service digital network access. As the telecommunications industry experiences significant changes in technology, customer demand and competition, we intend to introduce additional enhancements.

     Network operations and monitoring are provided by our network operating control center located in Anchorage. The network operating control center has technicians staffed seven days a week, 24 hours a day and monitors both wireline and wireless switching. We also have customer care call center and walk-in facilities in Anchorage and Fairbanks along with additional walk-in customer care facilities in Juneau, Sitka, Kenai/Soldotna, Kodiak, North Pole and Homer. These customer care facilities sell and service all of our product lines. All of these facilities offer extended business hours to efficiently handle customer inquiries and orders for service.

     We have enhanced our network to accommodate developing products and technology. We completed our Multi-Protocol Label Switching over Asynchronous Transfer Mode network, referred to as our MPLS/ATM networks in early 2002. Core MPLS/ATM nodes were installed in Anchorage, Fairbanks, Juneau, the Kenai Peninsula, the Mat-Su valley and Seattle. We believe the MPLS/ATM network enhances our capability to provide a complete suite of converged telecommunications, data and video services and achieve significant operating efficiencies. We currently offer a variety of enhanced products and services and are able to converge them all over our MPLS core network, including the following:

•	virtual private networks and lines,

•	voice over Internet Protocol services,

•	transparent local area networks (LAN) and proprietary LANs and wide area networks (WAN),

•	high speed Internet access,

•	managed services and

•	video conferencing.

     Our wireless operations consist of four digital switching centers, 188 cell sites and three repeaters covering over 70% of Alaska’s population and substantially all major population centers and highway corridors in the state plus one analog switch and cell site covering Barrow, Alaska. Our switching and cell site infrastructure is linked by fiber, wireline and digital microwave, primarily owned by us. Our TDMA wireless voice network consists of three Ericsson digital switches, one analogue switch and 106 cell sites using our 800 megahertz B side cellular licenses. Our TDMA network covers the major population centers in Alaska, including Anchorage, Fairbanks, Juneau and the Kenai Peninsula. We have also constructed and are continuing to enhance and expand a commercial wireless voice and data CDMA 1xRTT and EV-DO networks which we launched during May of 2004. To support this launch, we have installed one Nortel digital CDMA switch and over 80 cell sites as of December 2004. Over time, we plan to continue to expand our CDMA 1xRTT and EV-DO networks and migrate our TDMA subscribers onto our CDMA network. Our CDMA network was initially deployed using our 10 megahertz E and F Block PCS spectrum, but we expect to eventually deploy CDMA technology over our 800 megahertz B side cellular licenses and phase out TDMA service at some time in the future.

     Our facilities-based long distance network connects the major population center of Anchorage, Fairbanks, Juneau and the Kenai Peninsula to each other primarily over owned fiber optic facilities or Indefeasible Rights of Use (“IRU”) capacity. We also own undersea IRU fiber optic capacity connecting Alaska to the rest of the world via Seattle, Washington and own undersea fiber optic capacity over a redundant route connecting Alaska to the rest of the world via Portland, Oregon.

Customers

     We have three basic types of customers for the services of our LECs:

•	consumer and business customers located in our local service areas that pay for local phone service,

•	long distance carriers that pay for access to long distance calling customers located within our local service areas, and

•	CLECs that pay for wholesale access to our network in order to provide competitive local service.

     As of December 31, 2004, we had approximately 397,000 retail relationships.

     As of December 31, 2004, approximately 51% of our retail access lines served consumers while 49% served business customers.

     We have over 100,000 wireless subscribers, 47,000 Internet subscribers and 47,000 long-distance subscribers consisting substantially of retail consumer and business customers.

     GCI accounted for 12% of consolidated 2004 revenues and 17% of our local telephone revenues. No other customers accounted for more than 10% of consolidated revenue.

Competition

     Local telephone service

     Our local telephone services operations may be subject to any of several types of competition:

•	facilities-based competition from providers with their own local service network,

•	resale competition from resale interconnection, or providers who purchase local service from us at wholesale rates and resell these services to their customers,

•	competition from UNE interconnection, that is, providers who lease UNEs from us, and

•	alternatives to local service networks, including wireless, IP, satellite and cable telephony.

     In September 1997, GCI and AT&T Alascom, the two largest long distance carriers in Alaska, began providing competitive local telephone services in Anchorage. GCI competes principally through UNE interconnection using the facilities of our local telephone subsidiary, ACSA, and increasingly over its own facilities while AT&T Alascom competes primarily by reselling ACSA’s services. Competition is based upon price and pricing plans, types of services offered, customer service, billing services and quality and reliability of service. GCI has focused principally on advertising discount plans for bundled services. AT&T Alascom’s strategy has been to resell ACSA’s service as part of a package of local and long distance services. As a result, in Anchorage, ACSA now has only approximately 48% competitive market penetration as of December 31, 2004. We expect GCI and AT&T Alascom to continue to compete with us for local telephone business in many of our markets.

     As of December 31, 2004, we estimate that we now have approximately 72% market share in Fairbanks. GCI has competed in Fairbanks primarily through reselling services and through UNE interconnection. Similar trends are being experienced by ACSAK in our Juneau market where, as of December 31, 2004, we have approximately 68% market share.

     We expect increasing competition from providers of various services that bypass our network. Long distance companies may construct, modify or lease facilities to transmit traffic directly from a user to a long distance company. Cable television companies are able to modify their networks to partially or completely bypass our local network. GCI commenced deployment of cable telephony in 2004 and announced plans to migrate its customers served using our UNEs off of our network and onto its own cable system over the next three years. Such a migration would result in a significant reduction of revenue for us, as GCI would no longer be leasing our facilities to serve those customers, which could have a material impact on our results of operations.

     In addition, while wireless telephone services have historically complemented traditional LEC services, we anticipate that existing and emerging wireless technologies may increasingly compete with LEC services. For example, we are deploying CDMA 1xRTT and EV-DO wireless services in certain of our markets and our principal wireless competitor, Dobson is deploying GSM wireless services. Both CDMA and GSM technologies may serve as a satisfactory wireless alternative to traditional LEC wireline services. At this time it is not possible to predict the impact of the growth in wireless networks on our share of the local market. Technological developments in wireless telephone features, digital microwave and other wireless technologies are expected to further permit the development of alternatives to traditional wireline services. The FCC’s requirement that ILECs offer wireline-to-wireless number portability may also increase the competition our ILECs face from wireless carriers.

     Wireless services

     The wireless telecommunications industry is experiencing significant technological change, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements, and changes in consumer preferences and expectations. We believe that the demand for wireless telecommunications services is likely to increase significantly as equipment costs and service rates continue to decline and equipment becomes more convenient and functional. Competition is based on price, quality, network coverage, packaging features and brand reputation. There are six PCS licensees in each of our wireless service areas. We hold B side cellular licenses for Alaska’s major communities and PCS licenses covering the entire state, including Anchorage, Fairbanks, Juneau and the Kenai Peninsula. We currently compete with at least one other wireless provider in each of our wireless service areas, including Dobson and Alaska DigiTel. In addition, Dobson, our main wireless competitor, also provides some coverage on its own network outside Alaska. We believe that the unique and vast terrain and the high cost of a PCS system build-out make additional competitive entrants into markets outside of Anchorage uneconomical at this time.

     As the market for simple wireless voice services approaches maturity, providers are experiencing downward pressure on price. We are positioning ourselves to offset this impact by bringing new higher margin services to market, by developing products for targeted market segments and leveraging our advantage in market share and geographical coverage to attract new customers and increase monthly revenues from existing customers. We continuously evaluate new service offerings in order to differentiate us from our competitors, produce additional revenues and increase margins. The FCC’s requirement that wireless carriers implement number portability may decrease customer loyalty and increase wireless competition. Since our implementation of wireless number portability in May 2004, seven of ten wireless number ports have chosen us.

     Internet services

     The market for Internet access services is highly competitive in most markets in the state. There are few significant barriers to entry, and we expect that competition will intensify in the future. We primarily compete with GCI in the market for Internet access services.

     In addition to GCI, we currently compete with a number of established online services companies, interexchange carriers and cable television operators. Competition is particularly intense for broadband services. For example, the number of cable modems deployed by GCI is approximately three times the number of DSL modems deployed by us. The expected addition of wireless broadband to the mix of options available to consumers may reduce the demand for DSL. We believe that our ability to compete successfully will depend upon a number of factors, including the reliability and security of our network infrastructure, the ease of access to the Internet, the availability of broadband ISP access and the pricing policies of our competitors. We continue to deploy our DSL services in Anchorage, Fairbanks, Juneau, Kenai/Soldotna, Homer and Sitka, Alaska for both consumer and business applications.

     Interexchange services

     The long distance telecommunications market is highly competitive. We believe we currently have approximately 5% of total interexchange revenues in Alaska and our previous attempts to increase our market share have not proved successful. Competition in the long distance business is based primarily on price, although service bundling, branding, customer service, billing services and quality play a role in customer’s choices to some extent. We currently offer long distance service to customers located primarily in the more populous communities within our service territory. AT&T Alascom and GCI are currently the two major competing long distance providers in Alaska. We also face competition from wireless service providers for long distance customers. In addition, new carriers offering VoIP services may lead to a reduction in traditional long distance telephone service customers and revenues. Another area of competition comes from the use of prepaid calling cards which reduces the traditional reliance on long distance telephone service, while also depriving us of revenues obtained by the use of our interexchange facilities. Expanded use of prepaid calling cards may have an adverse effect on the demand for our long distance services. We provide traditional “1+” direct distance dialing, toll-free services, calling cards and private line services for data and voice applications. We have also introduced flat-fee long distance programs. These programs allow customers to purchase interstate minutes of use in blocks of time for a single monthly fee. We expect to continue offering innovative products of this nature in the future.

     Video entertainment

     ACS is a reseller of DISH Network. DISH Network’s primary competitor is GCI, the cable provider in most of Alaska with a dominant position in the video entertainment sector. The current agreement with the provider became effective August 2003 and either will be renegotiated or will terminate in December 2005.

Employees

     As of December 31, 2004, we employed a total of 1,021 regular full-time employees, 804 of whom are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Management considers employee relations to be good with both the represented and non-represented workforce. On November 2, 1999, the IBEW membership for our company ratified the terms of a Master Collective Bargaining Agreement (“Master Agreement”) that governs the terms and conditions of employment for all IBEW represented employees working for us in the State of Alaska. The Master Agreement embraces a labor-management relationship that is founded on trust, cooperation and shared goals. The November 1999 agreement, which was due to expire on December 31, 2006, provided for wage increases up to 4% in specified years based on the annual increases in the consumer price index for Anchorage as reported by the U.S. Department of Labor CPI-U. The last wage increase under the agreement was implemented in January 2005 and the next scheduled wage increase is scheduled for January 2006. The master agreement also limits the increases in our health and welfare contributions for represented employees to 4% annually. On February 23, 2005, the membership of the IBEW ratified an extension to the collective bargaining agreement through 2009 and accepted certain modifications to the agreement, including taking CPI increases in the form of shares of our common stock rather than cash, enabling us to be more competitive in the marketplace.

     Non-represented employees qualify for wage increases based on individual and company performance, and key employees are also eligible for performance-based incentives. We provide a total benefits package, including health, welfare, and retirement components that are competitive in our market.

Website Access to Reports

     Our investor website Internet address is www.alsk.com. The information on our investor website is not incorporated by reference in this annual report on Form 10-K. We make available, free of charge, on our investor website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Regulation

     The following summary of the regulatory environment in which our business operates does not describe all present and proposed federal, state and local legislation and regulations affecting the telecommunications industry in Alaska. Some legislation and regulations are currently the subject of judicial review, legislative hearings and administrative proposals which could change the manner in which this industry operates. We cannot predict the outcome of any of these matters or their potential impact on our business. Regulation in the telecommunications industry is subject to rapid change, and any such change may have an adverse effect on us in the future.

     Overview

     The telecommunications services we provide and from which we derive a large majority of our revenue are subject to extensive federal, state and local regulation. Our local exchange carrier, or LEC, subsidiaries are regulated common carriers and have the right to set maximum rates at a level that allows us to recover the reasonable costs incurred in the provision of regulated telecommunications services and to earn a reasonable rate of return on the investment required to provide these services. Because they face competition, however, most of our LEC subsidiaries may not be able to realize their allowed rates of return.

     In conjunction with the recovery of costs and establishment of rates for regulated services, our LEC subsidiaries must first determine their aggregate costs and then allocate those costs between regulated and nonregulated services, then between state and federal jurisdictions, and finally among their various interstate and intrastate services. This process is referred to as “separations” and is governed primarily by the FCC’s rules and regulations. The FCC is considering whether to modify or eliminate the current separations process. This decision could indirectly increase or reduce earnings of carriers subject to separations rules by reallocating costs between the federal and state jurisdictions. Maximum rates for regulated services and the amount of high-cost support are set by the FCC with respect to interstate services and by the RCA with respect to intrastate services.

     At the federal level, the FCC generally exercises jurisdiction over services of telecommunications common carriers, such as us, that provide, originate or terminate interstate or international communications and related facilities. The FCC does not directly regulate enhanced services and has preempted inconsistent state regulation of enhanced services. Our wireless services use FCC radio-frequency licenses and are subject to various FCC regulations, including E911 and number portability requirements. The RCA generally exercises jurisdiction over services used to provide, originate or terminate communications between points in Alaska as well as related facilities. In addition, pursuant to the federal Telecommunications Act of 1996, or Telecommunications Act, federal and state regulators share responsibility for implementing and enforcing certain policies intended to foster competition in local telecommunications services. In particular, state regulatory agencies have substantial oversight over the provision by incumbent local exchange carriers, or ILECs, of interconnection and non-discriminatory network access to competitive local exchange carriers, or CLECs. Local governments often regulate the public rights-of-way necessary to install and operate networks, may require communications services providers to obtain licenses or franchises regulating their use of public rights-of-way, and may require carriers to obtain construction permits and abide by building codes.

     Federal regulation

     We must comply with the Communications Act of 1934, as amended, or Communications Act, and regulations promulgated thereunder which require, among other things, that communications carriers offer interstate services at just, reasonable and nondiscriminatory rates and terms. The amendments to the Communications Act contained in the Telecommunications Act of 1996, as amended, or Telecommunications Act, significantly changed and are expected to continue to change the telecommunications industry. Among other changes, the Telecommunications Act promotes competition in local telecommunications services by removing barriers to entry and through interconnection and network access requirements, and makes universal service support explicit and portable. We must obtain FCC approval before we transfer control of any of our common carrier subsidiaries or our radio frequency licenses or authorizations, make such an acquisition or discontinue an interstate service.

     Interconnection with local telephone companies and access to other facilities

     In order to ensure access to local facilities and services at reasonable rates, the Communications Act imposes a number of access and interconnection requirements on LECs. Generally, a LEC must: not prohibit or unreasonably restrict the resale of its services; provide for telephone number portability, so customers may keep the same telephone number if they switch service providers; ensure that customers are able to route their calls to telecommunications service providers without having to dial additional digits; provide access to their poles, ducts, conduits and rights-of-way on a reasonable, non-discriminatory basis; and, when a call originates on its network, compensate other telephone companies for terminating or transporting the call.

     Most ILECs have the following additional obligations under the Communications Act: negotiate in good faith with any carrier requesting interconnection; provide interconnection for the transmission and routing of telecommunications at any technically feasible point in its network on just, reasonable and nondiscriminatory rates, terms and conditions; provide access to unbundled network elements, or UNEs, such as local loops, switches and trunks, or combinations of UNEs at nondiscriminatory, cost-based rates; offer retail local telephone services to resellers at discounted wholesale rates; provide notice of changes in information needed for another carrier to transmit and route services using its facilities; and provide physical collocation, which allows a CLEC to install and maintain its network termination equipment in an ILEC’s central office, or to obtain functionally equivalent forms of interconnection.

     Our ACSN ILEC subsidiary enjoys a statutory exemption as a rural carrier from the interconnection requirements imposed on most ILECs, but not on CLECs, until we receive a bona fide request for interconnection and the RCA lifts the exemption. The RCA must continue an exemption until it determines that interconnection is technically feasible, not unduly economically burdensome and consistent with universal service.

     On April 18, 2004, after years of litigation related to terminating the rural exemptions for ACSF and ACSAK, these two ILEC subsidiaries entered into a settlement agreement with GCI in which ACSF and ACSAK waived their claim to the rural exemption in exchange for GCI’s agreement to pay increased UNE loop rates. The April 18, 2004 settlement agreement allows GCI to continue to provide UNE-based competition and, despite some increases in local loop rates, our operating results could be adversely affected.

     To implement the interconnection requirements of the Communications Act, the FCC adopted rules requiring, among other provisions, that ILECs price UNEs based on forward-looking economic costs using the total element long-run incremental cost methodology, and that ILECs combine UNEs for competitors when they are unable to do so themselves. Since their original adoption in 1997, these rules have been repeatedly challenged and revised.

     In its most recent decision, adopted December 15, 2004 and released February 4, 2005, the FCC adopted new rules for unbundling which reduce ILECs’ obligations to lease interoffice transport and high-capacity loops in the largest urban centers in the U.S., and eliminate the requirement to lease mass market local circuit switching, including the UNE platform, or UNE-P. The new rules provide for a twelve month transition. We believe that the revised rules will have little impact on our obligations. Further, as has occurred previously, those rules are subject to judicial review.

     In addition, the FCC is reexamining its pricing standard for UNEs and may reconsider other aspects of its rules. The FCC is seeking comment on amending its rules to ensure that state commissions do not set UNE prices in a manner that understates ILECs’ costs. The FCC has also initiated a proceeding to examine the appropriate regulatory framework for special access services. Furthermore, Congress may consider legislation that may modify the Communication Act and some aspects of these rules. We cannot predict the outcome of any of these proceedings or of any action taken by the RCA pursuant to the new rules.

     Interstate access charges

     The FCC regulates the prices that ILECs charge for the use of their local telephone facilities in originating or terminating interstate transmissions. The FCC structured these prices, or access charges, as a combination of flat monthly charges paid by the end-users, or subscriber line charges, and usage sensitive charges paid by long distance carriers.

     Our ILECs’ interstate access charges are developed by a cost-of-service method to earn an authorized maximum rate of return. The National Exchange Carrier Association, or NECA, develops averaged access rates for participating ILECs based on the costs of these carriers. All our ILECs participate in NECA’s tariff for non-traffic sensitive costs, which are primarily loop costs. While ACSA files its own traffic sensitive access tariff, which covers primarily switching costs, our other ILECs participate in NECA’s traffic sensitive access tariff. Participants in a NECA tariff charge averaged access rates, pool their revenues, and distribute the revenues on the basis of each individual carrier’s costs. The NECA tariffs reduce the cost burden on individual ILECs of filing tariffs and also spread some of the risks of providing interstate access services. None of our ILECs has chosen the FCC’s price cap method for its interstate access charges.

     In 2001, the FCC adopted an order implementing certain proposals of the Multi-Association Group, or MAG, to reform the access charge system for rural ILECs. This order governs the access charges that our ILECs can collect from long distance carriers. Among other things, the MAG plan reduces usage sensitive access charges on long distance carriers and shifts a portion of cost recovery to subscriber line charges. As a result, the aggregate amount of access charges paid by long distance carriers to ILECs has decreased and may continue to decrease. In adopting the MAG plan, the FCC determined that rate-of-return carriers, such as our ILECs, continue to be permitted to set rates based on the authorized rate of return of 11.25%. Additionally, the FCC initiated a rulemaking proceeding to investigate the MAG’s proposed incentive regulation plan and other means of encouraging rate-of-return carriers to increase their efficiency and competitiveness.

     The MAG plan expires in 2006. Proposals for what follows currently being considered by the FCC and debated within the industry may result in the elimination of interstate and intrastate access charges paid by long distance carriers, and the requirement that carriers such as ACSA, ACSF, ACSAK and ACSN recover those interstate and intrastate costs from a combination of end-user charges and universal service support. In February 2005, the FCC adopted a notice of proposed rulemaking proposing to reform intercarrier compensation, including access charges. Although several Commissioners have indicated that the FCC should adopt new rules governing intercarrier compensation before the end of 2005, we cannot predict what changes the FCC may adopt or when they may adopt them.

     Federal Universal Service Support

     The Communications Act requires the FCC to establish a universal service program to ensure that affordable, quality telecommunications services are available to all Americans. The program at the federal level has several components, including one that pays support to LECs servicing areas for which the costs of providing basic telephone service are higher than the national average. The Communications Act requires the FCC to make universal service support explicit, expand the types of communications carriers that are required to pay universal support, and allow CLECs to be eligible for universal service support, including where they serve customers formerly served by ILECs.

     In May 2001, the FCC adopted a proposal from the Rural Task Force to reform universal service support for rural areas. As adopted, for an interim five-year period, until no later than July 1, 2006, eligible rural carriers will continue to receive support based on a modified embedded cost mechanism. The FCC has indicated that, for the period thereafter, it will develop a comprehensive plan for high-cost support mechanisms for rural and non-rural carriers which may rely on forward-looking costs. On June 28, 2004, the FCC issued an order asking the Federal-State Joint Board on Universal Service to review the rules governing federal universal service support mechanisms for rural carriers. The FCC requested recommendations on whether USF payments should be calculated on the basis of a rural carrier’s actual embedded costs or forward-looking economic cost estimates, whether to modify the definition of rural telephone company, and other issues. The Federal-State Joint Board currently is reviewing these issues, but has not yet issued its recommended decision for FCC consideration. We are unable to predict whether and to what extent we would be eligible to receive any federal high-cost support under such a plan.

     Universal service funds are only available to carriers that are designated as eligible telecommunications carriers, or ETCs, by a state regulatory commission. State regulatory commissions make such designations pursuant to rules set forth by the FCC. On February 28, 2005, the FCC adopted new and more stringent guidelines concerning the designation of competitive carriers as CETCs. Further, these new guidelines apply to both new and existing CETC designations. CLECs and other providers that have been granted ETC status are eligible to receive the same amount of universal service support per customer as the ILEC serving the same area.

     Under current FCC regulations, the total amount of federal universal service funds available to all ILEC ETCs is subject to a cap. In any given year, the cap may or may not be reached. In any year where the cap is reached, the per access line rate at which ILECs can recover Universal Service Fund payments may decrease. In each of the last few years, the cap has effectively decreased USF payments. Moreover, some disbursements to schools and libraries from the universal service fund were suspended to comply with the Anti-Deficiency Act. Some analysts have indicated disbursements under the USF HC could also be suspended to comply with the Anti-Deficiency Act. While Congress has temporarily suspended the application of the Anti-Deficiency Act to the USF, we cannot predict the impacts on us, including on our receipts from and contributions to the universal service fund, of any actions taken to definitively address this issue.

     On February 27, 2004, a Federal-State Joint Board recommended certain reforms to the FCC, such as limiting support to just one line per customer, raising the minimum requirements for receiving support, and limiting per line support in areas subject to competition, that could significantly reduce USF support to us. Subsequently, Congress enacted legislation to prevent the FCC adopting a plan to distribute USF support on the basis of a single primary connection. In addition, Congress has indicated it might step in to remedy some of the perceived problems of USF. For example, one of the perceived problems is that the size of the fund is growing too much and demanding too much of the interexchange carriers and others that pay into the USF. The FCC is reviewing many issues related to USF payments following the recommendations from a Federal-State Joint Board on Universal Service, including the level of support for CLECs and the effects of payments to CLECs on support provided to ILECs. We expect the FCC to act on some of these USF issues during the first half of 2005.

     Our operating subsidiary companies are required to contribute to the federal USF a percentage of their revenue earned from interstate and international services. Although our rural ILECs receive payment from the federal USF, we cannot be certain of how, in the future, our contributions to the fund will compare to the support they receive from the fund. The FCC has proposed making changes to its USF contribution methodology, and we cannot predict the outcome of that proceeding or any legislation which may change the USF.

     Interstate long distance services

     FCC regulation of the rates, terms or facilities of our interstate long distance services is relatively light. However, we must comply with the general requirement that our charges and terms be just, reasonable and nondiscriminatory. Also, we must comply with FCC rules regarding unauthorized switching of a customer’s long distance service provider, or slamming; the FCC has recently levied substantial fines on some carriers for slamming. In addition, ACSLD must post the rates, terms and conditions of its service on its Internet web site and engage in other public disclosure activities.

     The FCC required that ILECs that provide interstate long distance services originating from their local exchange service territories must have long distance affiliates which maintain separate books of account and acquire any services from their affiliated ILECs at tariffed rates, terms and conditions.

     On November 19, 2004, Congress enacted a new law requiring, through 2009, the purchase and sale of all interstate wholesale switched service at rates equivalent to the rates set forth in AT&T Alascom’s Tariff 11. This provision may impair ACS’ ability to compete for these types of services.

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

     Federal law preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio services, or CMRS, which includes personal communications services and cellular services. The FCC does not regulate such rates. The FCC imposes a variety of other regulatory requirements on CMRS operators. For example, CMRS operators must be able to transmit 911 calls from any qualified handset without credit check or validation, are required to provide the location of the 911 caller within an increasingly narrow geographic tolerance over time, and as of December 31, 2003, are required to provide 911 service for individuals with speech and hearing disabilities, or TTY service. On November 3, 2003, ACS Wireless, Inc., or ACSW, petitioned the FCC for a limited waiver of the 911 implementation deadlines and for forbearance from the accuracy requirements for a limited period of time. A supplemental forbearance and waiver petition was filed on January 26, 2005. On February 14, 2005 the FCC denied the 2003 forbearance petition, but did not decide the 2003 request for limited waiver. No decisions have been rendered on the 2005 waiver petition and we cannot predict when or how the remaining issues will be decided. To date, however, only the Municipality of Anchorage has notified us of its interest in receiving E911 location data, though it does not expect to be ready to receive such data until later this year. No other Alaska community has the capability of receiving this data at this time or in the foreseeable future.

     Local number portability allows a customer to retain his or her telephone number when changing telecommunications carriers within the same local market. ACSW implemented number portability as of May 24, 2004 in most of our markets. However, we may not be able to fully comply with this requirement for some limited services or in some of our smaller operating areas. Our failure to comply with the local number portability requirements could result in fines, other penalties or enforcement actions against us.

     The FCC also requires that if a LEC customer wants to retain a telephone number while changing to a CMRS service provider (such as ACSW), the LEC must have the capability to allow this wireline-to-wireless number portability by May 24, 2004 or within six months of a bona fide request, where the requesting CMRS carrier’s coverage area overlaps the geographic location of the LEC rate center to which the number is assigned (unless the LEC can provide specific evidence demonstrating that doing so is not technically feasible). These number portability rules are expected to increase the level of competition among CMRS service providers, but also to increase the ability of CMRS providers to win customers from LECs. This rule has had little impact on our LECs, but we cannot predict the net impact of these new rules on us over the long-term.

     Internet services

     We provide Internet access services as an Internet service provider, or ISP. The FCC has classified such services as information services, so they are not subject to various regulatory obligations that are imposed on common carriers, such as paying access charges or contributing to USF. Also, the FCC generally preempts state and local regulation of information services.

     In March 2002, the FCC held that high-speed Internet access service delivered using cable television facilities constitutes an “information service” (which is not subject to common carrier regulations). Although our provision of wholesale high-speed Internet services over our telecommunications network is currently regulated as a telecommunications service, the

FCC is considering whether to narrow the scope of this regulation to “non-dominant” status or reclassify such services as information services. We also offer a retail Internet service that is an information service under the FCC’s current policies. The FCC’s classification of cable modem services was reversed by the United States Court of Appeals for the Ninth Circuit, which reiterated an earlier decision finding that cable modem services constituted both a “telecommunications service” and an “information service.” The United States Supreme Court has accepted the FCC’s appeal and a decision is expected in 2005. The FCC is also currently giving further consideration to its regulation of high-speed Internet access services offered over cable facilities versus telecommunications facilities. The FCC may decrease regulation of our broadband services or possibly subject cable modem services to certain common carrier responsibilities, either of which would put the two on more equal footing.

     In February 2004, the FCC determined that entirely Internet-based voice over Internet Protocol, or VoIP, service is an information service and exempt from such regulatory obligations. Also in February 2004, the FCC launched a comprehensive rulemaking to determine the appropriate types of regulation, including such matters as intercarrier compensation and contributions to USF, to which ISPs offering or enabling different types of IP services, including VoIP, should be subject. In November 2004, the FCC decided that some VoIP services are exempt from certain state regulations. We cannot predict the outcome of these proceedings or the effect of FCC decisions in this area on our business.

     Other federal regulations

     We are subject to various other federal regulations and statutes, including those concerning the use of customer proprietary network information in marketing services, and implementing capabilities to be used by law enforcement officials in executing court authorized electronic surveillance. Other FCC initiatives that may impact our regulated subsidiaries include access to poles, ducts, conduits and rights-of-way, Truth-in-Billing requirements, EEO reporting, and anti-slamming rules. These requirements may impose costs on us and limit our business opportunities.

     State regulation

     Telecommunication companies are required to obtain certificates of public convenience and necessity from the RCA prior to operating as a public utility in Alaska. The RCA must also approve transfers of such certificates. The RCA regulates rates and terms for local, intrastate access and intrastate long distance services. Also, pursuant to the Communications Act and the FCC’s rules, the RCA decides various aspects of local network interconnection offerings and agreements. In addition, the RCA supervises the administration of the Alaska Universal Service Fund, or AUSF, and decides on ETC status for purposes of the federal USF.

     Interconnection

     The Communications Act specifies that resale and UNE rates are to be negotiated among the parties subject to approval by the state regulatory commission, or, if the parties fail to reach an agreement, arbitrated by the state regulatory commission.

     On December 7, 2004, the RCA approved a new interconnection agreement between ACS and GCI, establishing new rates, terms and conditions effective November 26, 2004 which in part were applied retroactively to June 2004. On January 7, 2005, GCI filed suit in federal court seeking reversal of the RCA’s 2004 order approving the interconnection agreement between GCI and ACSA. GCI claims that the pricing methodology the RCA used to determine the rates we charge GCI under the interconnection agreement did not comply with the FCC’s pricing methodology regulations and requests the court direct the RCA to retroactively reduce the rates we charge GCI under this agreement, which would reduce our revenue. We intend to vigorously defend the RCA’s decision. We cannot predict the duration or outcome of this litigation.

     In an April 18, 2004 settlement agreement between ACS and GCI, ACSF and ACSAK agreed to extend existing interconnection agreements through 2007, with increased local loop rates effective January 1, 2005. The RCA approved the ACSF and ACSAK extension agreement on August 16, 2004.

     GCI recently filed an application to expand its local service area to eleven different communities in Alaska, including the entire Glacier State study area of ACSN. GCI has represented that it intends to provide local service in these additional communities through a variety of mechanisms, but primarily through cable telephony. New local exchange service competition may reduce our revenues and return.

     We have also entered into interconnection agreements with TelAlaska Long Distance, Inc., Level 3, and numerous other entities.

     Competitive local exchange regulations

     The APUC adopted regulations to govern competition in the local exchange marketplace. The transitional regulations provide for, among other things: initial classification of all ILECs, including our rural properties and ACSA, as dominant carriers; requirements that all carriers, both dominant and nondominant, offer all retail services for resale at wholesale rates (although the extent of the offerings depends on the facilities and general service offerings of the carriers); and dominant carrier pricing flexibility in competitive areas, under which carriers may reduce retail rates, offer new or repackaged services and implement special contracts for retail service upon 30 days’ notice. Rate increases affecting existing services are subject to full cost support showings for ILECs in areas with local competition; but the RCA may, and has demanded cost support even for rate reductions and new or repackaged services in competitive areas. The RCA has granted ACSA, ACSAK and ACSF non-dominant status on a trial basis only for retail tariff purposes.

     The RCA has been reviewing and considering changes to these regulations to address changes in market structure. We do not expect the RCA will enact any significant changes to the current regulations.

     End user local rates

     The rates charged by our ILECs to end-users for basic local service are generally subject to the RCA’s regulation based on a cost-of-service method using an authorized rate of return. Local rates have historically been set at a level that will allow recovery of embedded costs for local service. Competition may prevent local rates from being sufficient to recover such costs for local service. Rate cases are typically infrequent, carrier-initiated and require the carrier to meet substantial burdens of proof.

     On April 8, 2004, the RCA approved rates for ACSF, ACSAK and ACSN. This settlement generally resulted in some lower rates for ACSF and ACSN and some higher rates for ACSAK. On December 9, 2004 and January 19, 2005, the RCA issued orders in ACSA’s rate case making all interim rates permanent. Thus, retail rates for ACSA will remain at recent levels.

     Intrastate access rates

     ILECs not yet subject to local competition participate in a pool administered by the Alaska Exchange Carrier Association, or AECA, for intrastate access charges to long distance carriers. The AECA pools their access costs and sets a statewide average price annually which participating ILECs charge to long distance carriers for originating or terminating calls. Access revenues are collected in a pool and then redistributed to the ILECs based on their actual costs.

     The RCA requires an ILEC to file separate, individual company access charge tariffs when a competitor enters its service area. These tariffs are based on the ILEC’s cost of service and are revised annually. ACSN is our only ILEC remaining in the AECA pool, but it has a stand-alone rate. The RCA has approved regulations that change the current annual update process to a biennial review.

     The RCA recently adopted new regulations reducing the access fees local carriers can charge interexchange carriers by imposing a Network Access Fee on end-users to make up for the reduction in fees paid by interexchange carriers. The RCA is also analyzing the effects of various FCC intercarrier compensation proposals on Alaskan consumers and telecommunications companies.

     Alaska Universal Service Fund

     To remove subsidies which had been implicit in intrastate access pricing, the RCA established the Alaska Universal Service Fund, or AUSF. The AUSF serves as a complement to the federal USF, but must meet federal statutory criteria concerning consistency with federal rules and regulations. Currently, the AUSF supports a portion of certain higher cost carriers’ switching costs, the costs of lifeline service (which supports rates of low income customers), and a portion of the cost of Public Interest Pay Telephones. The RCA has adopted regulations which limit high-cost switching support to local companies with access lines of 20,000 or less. This change has eliminated the switching support that our rural ILECs received. The resulting cost recovery shift was addressed in the local service rate cases commenced in 2001. It is unclear the degree to which the AUSF might be used to absorb cost shifts that result if federal universal service support is scaled back in the future.

     ETC Determinations

     The RCA granted GCI’s request that it be designated an ETC in Anchorage, Fairbanks, Juneau, and Fort Wainwright, all of which are currently served by our subsidiaries. Further, there is a trend toward granting ETC status to wireless carriers. On August 28, 2003, the RCA granted ETC status to Alaska Digitel, LLC, or DigiTel, for wireless services in the Matanuska Telephone Association (“MTA”) service area. In July 2004, ACSW was granted ETC status in the MTA and Fairbanks study areas, and MTA Wireless was granted ETC status for service in the MTA area on December 8, 2004. In addition, ACSW also was granted ETC status as a competitive provider for local services in all but the ACS LEC Sitka study area on November 17, 2004. Dobson sought ETC status and asked the RCA to redefine the study areas of all of our LECs as well as other Alaskan LECs permitting the competing ETC to choose which areas to serve on a wire center basis. While Dobson’s ETC petition has been dismissed, Dobson is expected to refile a new petition.

     As noted above, on February 28, 2005, the FCC adopted new, more stringent guidelines for the designation of new and existing CETCs by state regulatory commissions. While these guidelines require a more rigorous analysis, and we cannot anticipate how they will be applied, we do not expect any impact on the ACSW CETC designations.

     Other state regulations

     The RCA has adopted new rules governing provision of statewide directory assistance, or DA, that alters the DA market structure, the manner of providing DA service in Alaska and carrier-to-carrier DA obligations. The new rules make the provision of DA more competitive and permit CLECs to provide DA service. ACSA may remain the provider of DA service in some areas, at least for some period of time, but other competitors such as GCI may enter the business.

     In addition, the RCA recently adopted regulations allowing some bundling of local exchange and intrastate interexchange services. Other RCA rules, however, result in limitations on our ability to actually bundle our intrastate interexchange services.

     The RCA may also open rulemakings on issues in 2005, including USF eligibility rules, intercarrier compensation, service quality, bundling, depreciation and/or carrier of last resort obligations, which could impact our business.

     Environmental regulations and radio emissions

     Our operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of, and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner or operator of property and a generator of hazardous wastes, we could be subject to environmental laws that impose liability for the entire cost of cleanup at contaminated sites, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe, however, that our operations are in substantial compliance with applicable environmental laws and regulations.

     Our wireless operations are also subject to regulations and guidelines that impose a variety of operational requirements relating to radio frequency emissions. The potential connection between radio frequency emissions and negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. Although we have not been named in any lawsuits alleging damages from radio frequency emissions, it is possible we could be in the future, particularly if scientific studies conclusively determine that radio frequency emissions are harmful.

Item 2.    Properties

     At December 31, 2004, our telecommunications network includes over 640 sheath miles of fiber optic cable, over 200 switching facilities and a statewide wireless network. In addition, we own fiber capacity for high-speed links within Alaska and for termination of traffic in the continental United States. We plan to continue enhancing our network to meet customer demand for increased bandwidth and advanced services. See “Item 1. Business - Network facilities.” We own approximately 334,000 square feet of facilities in Anchorage, Alaska, which includes our corporate headquarters. We also own or lease facilities in our service areas across Alaska. We believe this space is sufficient for us to conduct our business.

     Substantially all of our assets (including those of our subsidiaries) were pledged as collateral for our 2003 senior facility and are now pledged as collateral for our new 2005 senior credit facility.

     Local telephone. Our primary local telephone properties consist of 199 switching facilities. We own most of our administrative and maintenance facilities, customer service center, central office and remote switching platforms and transport and distribution network facilities. Our local telephone assets are located in Alaska. Our transport and distribution network facilities include a fiber optic backbone and copper wire distribution facilities that connect customers to remote switch locations or to the central office and to points of presence or interconnection with interexchange carriers. These facilities are located on land pursuant to permits, easements, right of ways or other agreements.

     Wireless. We have four digital switching centers, 185 cell sites and three repeaters covering substantially all major population centers and highway corridors in Alaska plus one analog switch and cell site covering Barrow, Alaska. We lease the land or tower space on which 168 sites are located, and own the remaining 17 sites.

     Internet. We own or lease point of presence facilities that permit our dial-up and DSL customers to access the Internet in more than 30 communities serving the majority of Alaska’s populated areas. These communities are linked to the Internet in Seattle, Washington over both owned and leased facilities.

     Interexchange. We are a facilities based interexchange carrier. We have invested in fiber optic capacity through IRUs that provides bandwidth between our Anchorage, Fairbanks, and Juneau locations and Seattle, Washington. We also lease transport facilities and have arrangements with other interexchange carriers to terminate traffic in the lower 48 states.

Item 3.    Legal Proceedings

     We are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business, including various legal proceedings involving regulatory matters described under “Regulation.” We have recorded litigation reserves of $4.2 million as of December 31, 2004 against certain current claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

     A class action lawsuit was filed against us in May 2001 in the Superior Court for the State of Alaska in Anchorage. The litigation alleges various contract and statutory claims concerning our decision to terminate the Infinite Minutes long distance plan. In September 2004, we entered into a settlement agreement with plaintiffs counsel. As a class action, the court granted preliminary approval of the settlement and provided an opportunity for members of the class to review the proposed settlement and file objections. On February 18, 2005, the court granted final approval of the settlement agreement and dismissed the case.

     On July 15, 2002 we fulfilled a commitment to Crest Communications LLC (“Crest”) to provide a loan for the aggregate principal amount of $15.0 million in return for certain consideration. We have an agreement that enables us to purchase additional fiber optic capacity in future years from Crest, the expenditures for which are expected to be significant and may exceed $20 million over the next two years. Certain material terms of the agreement with Crest remain subject to continued renegotiation. The significant provisions of this agreement are: (i) purchase commitments by us for capacity in 2005 and 2007, the final price and quantity of which are subject to future events, (ii) restoration of our traffic carried on another cable system, (iii) and specific interconnection arrangements between us and Crest, should we exercise our option to purchase certain of their network assets. We are currently negotiating open elements and renegotiating other terms and conditions of the agreement. It is impossible to determine the ultimate outcome of these negotiations at this time.

Item 4.    Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Shareholders on July 27, 2004. The following matter was considered:

1.	All board nominees were elected as directors with the following vote:

Nominee	For	Withheld
Liane Pelletier	28,344,431	1,119,046
W. Dexter Paine, III	27,758,005	1,705,472
Saul A. Fox	27,516,208	1,947,269
Wray T. Thorn	28,222,468	1,241,009
Byron I. Mallott	28,359,386	1,104,091
Brian Rogers	28,327,650	1,225,827
Charles P. Sitkin	28,358,079	1,105,398
John M. Egan	28,222,798	1,240,679
Patrick Pichette	28,195,997	1,267,480

2.	Our shareholders approved an increase in our common stock reserved for future issuance under various Alaska Communications Systems Group, Inc. Stock Plans by 3,000,000 shares with the following vote:

For:	20,944,741
Against:	1,388,769
Abstain:	1,631,715
Broker non-votes:	5,498,252

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is traded on the Nasdaq National Market under the symbol “ALSK”. The following table presents for the periods indicated the high and low sales prices of our common stock as reported by the Nasdaq National Market.

2004 Quarters	High	Low
4th	$9.79	$5.55
3rd	$6.36	$5.08
2nd	$7.85	$4.61
1st	$5.10	$4.04

2003 Quarters	High	Low
4th	$5.47	$3.85
3rd	$4.63	$3.13
2nd	$3.77	$1.60
1st	$2.68	$1.78

     As of March 2, 2005, there were 40,592,449 shares of our common stock issued and outstanding and approximately 35 record holders of our common stock. Because many of our shares of existing common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

     On October 28, 2004, our board of directors adopted a dividend policy and declared our first quarterly dividend of $0.185 per share, which we paid on January 19, 2005, to holders of record at the close of business on December 31, 2004. Prior to announcing this dividend we had no history of paying dividends. Dividends on our common stock are not cumulative.

     Our dividend policy reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders, rather than retaining all of such cash for other purposes. This policy reflects our judgment that our stockholders would be better served if we distributed to them a substantial portion of the cash generated by our business.

     We believe that our dividend policy will limit, but not preclude, our ability to pursue growth. If we continue paying dividends at the level currently anticipated under our dividend policy, we expect that we would need additional financing to fund significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our current expectations. However, we intend to retain sufficient cash after the distribution of dividends to permit the pursuit of growth opportunities that do not require material capital investment.

     However, as described more fully below, you may not receive any dividends, as a result of the following factors:

•	we are a holding company and rely on dividends, interest and other payments, advances and transfer of funds from our subsidiaries to meet out debt service and pay dividends;

•	we may not have enough cash to pay dividends due to changes in our operating earnings, working capital requirements and anticipated cash needs;

•	nothing requires us to declare or pay dividends;

•	while the dividend policy adopted by our board of directors reflects an intention to distribute a substantial portion of our cash generated by our business in excess of operating needs, interest and principal payments on indebtedness and capital expenditures, to pay dividends, our board could modify or revoke this policy at any time;

•	even if our dividend policy is not modified or revoked, the actual amount of dividends distributed under the policy and the decision to make any distribution will remain, at all times, entirely at the discretion of our board of directors;

•	the amount of dividends that we may distribute will be limited by restricted payment and leverage covenants in our new senior credit facility, the indenture governing the senior notes and, potentially, the terms of any future indebtedness that we may incur;

•	the amount of dividends that we may distribute is subject to restrictions under Delaware law; and

•	our stockholders have no contractual or other legal right to dividends.

Securities Authorized for Issuance under Equity Compensation Plans

     As of December 31, 2004, the number of securities remaining available for future issuance under equity compensation plans includes 2,963,152 shares under the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan, 206,979 under the ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan, and 979,646 under the Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan. All shares reserved under the non-qualified stock option agreement between Liane Pelletier and Alaska Communications Systems Group, Inc. have been awarded under outstanding options. See Note 15, “Stock Incentive Plans,” to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements, for further information on our equity compensation plans.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants and	outstanding options,	(excluding securities
	rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	3,000,000
Equity compensation plans not approved by security holders	3,184,454	$5.59	1,149,777

Stock Offerings

     On December 3, 1999, we registered 6,021,489 shares of common stock under various employee and non-employee stock option plans and an employee stock purchase plan on Form S-8 under the Securities Act of 1933 (File # 333-92091). At our annual meeting of stockholders held on July 27, 2004, our stockholders approved the allocation of an additional 3,000,000 shares of common stock to our various employee and non-employee stock option plans and our employee stock purchase plan. In October 2003, we granted 1,000,000 stock options and 200,000 restricted shares to Liane Pelletier, Chief Executive Officer and President, as inducement grants. On October 6, 2004, we registered the additional 3,000,000 shares of common stock approved by a vote of our stockholders under the various plans and the 1,000,000 options we granted as inducement grants to Ms. Pelletier on Form S-8 under the Securities Act of 1933 (File # 333-119569). As of March 2, 2005, there were 3,184,454 option grants outstanding under the employee stock option plans and 2,012,880 options have been exercised and converted into shares of our common stock. As of March 2, 2005, there were 143,021 shares awarded under the non-employee director stock plan, of which 79,251 were elected to be deferred. As of March 2, 2005, there were 570,354 shares issued under the employee stock purchase plan. See Note 15, “Stock Incentive Plans,” to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements, for further discussion.

     On December 20, 2004, we filed with the SEC a shelf Registration Statement on Form S-3 under the Securities Act of 1933 (File # 333-121433) registering 15,000,000 primary shares of our common stock and 19,598,879 secondary shares of our common stock on behalf of selling stockholders. Subsequently, on January 26, 2005, we offered to the public

8,823,530 primary shares of our common stock at a price of $8.50 per share, which offering closed on February 1, 2005. The offering generated net proceeds to us of approximately $67.5 million after $3.8 million in underwriting discounts and an estimated $3.7 million in expenses. The offering was underwritten by JPMorgan, CIBC World Markets and Banc of America Securities LLC. Under the terms of the underwriting agreement for this offering, the underwriters were granted an over-allotment option to purchase up to an additional 1,323,530 shares to cover over-allotments. They exercised in part their over-allotment option for a total of 1,073,530 shares, which closed on March 2, 2005, and generated an additional $8.7 million of net proceeds after $0.5 million of underwriting discounts. No secondary shares of common stock that were registered on behalf of the selling stockholders on the Form S-3 Registration Statement were offered or sold to the public in this offering. Proceeds of the offering were used to repay long-term debt and for general corporate purposes.

Item 6.    Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

     The following table sets forth our historical consolidated financial data as of December 31, 2004, 2003, 2002, 2001 and 2000 and for the fiscal years ended December 31, 2004, 2003, 2002, 2001 and 2000, which are derived from our audited financial statements for those years.

     The selected historical financial data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and our consolidated financial statements and related notes thereto for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

($ in thousands)	2004	2003	2002	2001	2000
Operating Data:
Operating revenues	$302,707	$323,847	$340,394	$328,525	$311,366
Operating expenses	289,735	361,074	360,995	281,402	277,598
Loss (gain) on disposal of assets	2,854	(112,622)	2,163	—	—

Operating income (loss)	10,118	75,395	(22,764)	47,123	33,768
Other expense	(49,647)	(81,661)	(49,501)	(56,907)	(57,950)

Loss before income taxes, discontinued operations, extraordinary item and cumulative effect of change in accounting principle	(39,529)	(6,266)	(72,265)	(9,784)	(24,182)
Income tax benefit (expense)	219	(1,095)	—	195	197
Equity in income of investments	16	783	—	69	(303)

Loss from continuing operations	(39,294)	(6,578)	(72,265)	(9,520)	(24,288)
Loss from discontinued operations	—	(52)	(7,632)	(1,718)	(917)

Loss before cumulative effect of change in accounting principle	(39,294)	(6,630)	(79,897)	(11,238)	(25,205)
Cumulative effect of change in accounting principle	—	—	(105,350)	—	—

Net loss	$(39,294)	$(6,630)	$(185,247)	$(11,238)	$(25,205)

Loss per share - basic and diluted:
Loss from continuing operations	$(1.33)	$(0.22)	$(2.30)	$(0.30)	$(0.74)
Loss from discontinued operations	—	—	(0.24)	(0.06)	(0.03)
Cumulative effect of change in accounting principle	—	—	(3.35)	—	—

Net loss	$(1.33)	$(0.22)	$(5.89)	$(0.36)	$(0.77)

Weighted average shares outstanding (000’s):
Basic	29,592	29,980	31,464	31,523	32,654

Diluted	29,592	29,980	31,474	31,523	32,654

Balance Sheet Data (end of period):
Total assets	$637,127	$685,391	$752,509	$949,095	$953,660
Long-term debt, including current portion	525,889	550,220	607,763	611,250	614,004
Stockholders’ equity (deficit)	(33,442)	1,860	8	191,687	215,380
Other Financial Data:
Cash provided by operating activities	$57,827	$50,411	$65,984	$76,679	$49,589
Cash provided (used) by investing activities	(52,477)	106,517	(79,728)	(95,899)	(75,795)
Cash used by financing activities	(17,288)	(77,695)	(8,703)	(1,664)	(13,892)
Capital expenditures	51,422	50,906	72,621	88,998	73,349

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the other financial information included elsewhere in this Form 10-K.

Alaska Communications Systems Group

     We generate revenue primarily through:

•	The provision of local telephone services, including:

•	Basic local service to retail customers within our service areas,

•	Wholesale service to Competitive Local Exchange Carriers, or CLECs,

•	Network access services to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls,

•	Enhanced services,

•	Ancillary services, such as billing and collection, and

•	Universal service payments;

•	The provision of wireless services;

•	The provision of Internet services; and

•	The provision of interexchange network long-distance and data services.

     In addition, we provide video entertainment services through our partnership with the satellite operator, DISH Network.

     Local Telephone - We are the largest Local Exchange Carrier (“LEC”) in Alaska and the 13th largest in the United States. Basic local service is generally provided at a flat monthly rate and allows the user to place unlimited calls within a defined local calling area. Access revenues are generated in part by billing interexchange carriers for access to the LEC’s local network and its customers and in part by billing the local customers themselves. Universal service revenues are a subsidy paid to rural LECs to support the high cost of providing service in rural markets.

     Changes in revenue are largely attributable to changes in the number of access lines, local service rates and minutes of use. Other factors can also impact revenue, including:

•	intrastate and interstate revenue settlement methodologies,

•	authorized rates of return for regulated services,

•	whether an access line is used by a business or consumer subscriber,

•	intrastate and interstate calling patterns,

•	customers’ selection of various local rate plan options,

•	selection of enhanced calling services, such as voice mail, and

•	other subscriber usage characteristics.

     LECs have three basic tiers of customers:

•	consumer and business customers located in our local service areas that pay for local phone service and a portion of network access,

•	interexchange carriers that pay for access to long distance calling customers located within our local service areas and

•	CLECs that pay for wholesale access to our network in order to provide competitive local service on either a wholesale or Unbundled Network Element (“UNE”) basis as prescribed under the Telecommunications Act.

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

     Our local service rates for end users are authorized by the Regulatory Commission of Alaska, or RCA. Authorized rates are set by the Federal Communications Commission, or FCC, and the RCA for interstate and intrastate access charges, respectively, and may change from time to time.

     Wireless - We are the second largest statewide provider of wireless services in Alaska, currently serving over 100,000 subscribers. Our wireless network footprint covers over 482,000 residents, including all major population centers and highway and ferry corridors. We currently operate a TDMA digital network in substantially all of our service areas, and are rolling out a new generation of digital network known as CDMA 1xRTT, which provides customers with improved voice call quality, average mobile data speeds of 70-80kbps and provides a platform for the launch of enhanced services. We began offering CDMA 1xRTT services in several of our service areas in May 2004. In June 2004 we began offering wireless broadband service based on EV-DO which enables high speed data connectivity with speeds that burst up to 2mbps to our wireless markets in Anchorage, Fairbanks, and Juneau. We estimate that the new CDMA service currently covers 73% of our wireless footprint of 482,000 residents.

     Internet - We are the second largest provider of Internet access services in Alaska with over 47,000 customers. We offer dial-up and dedicated DSL Internet access to our customers. We are a single source provider of advanced IP based private networks in Alaska.

     Interexchange - We provide switched and dedicated long distance services to over 47,000 customers in Alaska. The traffic from these customers is carried over our owned or leased facilities.

     Video Entertainment - We provide video entertainment services on a resale basis through our partnership with the satellite provider, DISH Network. The current agreement with the provider became effective August 2003 and will either be renegotiated or terminate in December 2005.

Critical accounting policies and accounting estimates

     Management is responsible for the financial statements herein and has evaluated the accounting policies used in their preparation. Management believes these policies to be reasonable and appropriate. Our significant accounting policies are described in Note 1, “Description of Company and Summary of Significant Accounting Policies,” to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements. The following discussion identifies those accounting policies that management believes are critical in the preparation of our financial statements, the judgments and uncertainties affecting the application of those policies, and the possibility that materially different amounts would be reported under different conditions or using different assumptions.

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

     We use an allowance method to estimate the net realizable value of accounts receivable. As of December 31, 2004, the allowance for doubtful accounts receivable was $4.9 million. Actual collection results could vary significantly from management’s estimate.

     Access revenue is recognized when earned. We participate in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, our policy is to defer revenue collected until settlement methodologies are resolved and finalized. At December 31, 2004, we had recorded liabilities of $18.6 million related to our estimate of refundable access revenue. Actual results could vary from this estimate.

     We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. The cumulative valuation allowance against deferred tax assets was $112.2 million as of December 31, 2004, which represents 100% of all deferred tax assets.

     Our local telephone exchange operations account for costs in accordance with the accounting principles for regulated enterprises prescribed by SFAS No. 71. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years.

     We implemented, effective January 1, 2003, higher depreciation rates for our regulated telephone plant for the interstate jurisdiction which management believes approximate the economically useful lives of the underlying plant. As a result, we have recorded a regulatory asset under SFAS No. 71 of $35.0 million as of December 31, 2004 related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. We have also deferred as a regulatory asset $0.9 million of costs incurred in connection with regulatory rate making proceedings, which is being amortized over three years starting in 2003. The balance of this regulatory asset was $0.3 million at December 31, 2004. If we were not following SFAS No. 71, we would have recorded additional cumulative depreciation expense of $35.0 million for the intrastate and local jurisdictions and the deferred costs incurred in connection with regulatory rate making proceedings would have been charged to expense as incurred. We also have a regulatory liability of $54.3 million at December 31, 2004 related to accumulated removal costs. If we were not following SFAS No. 71, we would have followed SFAS No. 143 for asset retirement obligations. Non-regulated revenues and costs incurred by the local telephone exchange operations and our non-regulated operations are not accounted for under SFAS No. 71 principles.

     Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. We determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. At December 31, 2004, we had recorded goodwill of $38.4 million applicable to our local telephone and wireless segments and intangible assets of $21.9 million related primarily to our wireless segment.

     We are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business, and have recorded litigation reserves of $4.2 million against certain claims and legal actions as of December 31, 2004. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings are resolved.

Results of Operations

     The following table summarizes our company’s operations for the years ended December 31, 2004, 2003, and 2002. Certain reclassifications have been made to 2003 and 2002 to conform to the current presentation of our consolidated operations.

($ in thousands, except per share data)	2004	2003	2002
Operating revenues:
Local telephone	$211,187	$215,686	$226,697
Wireless	56,694	46,548	43,180
Directory	—	11,631	33,604
Internet	20,173	33,026	20,847
Interexchange	14,653	16,956	16,066

Total operating revenues	302,707	323,847	340,394
Operating expenses:
Local telephone (exclusive of depreciation and amortization)	127,918	116,653	114,832
Wireless (exclusive of depreciation and amortization)	37,918	31,064	29,352
Directory (exclusive of depreciation and amortization)	—	5,249	14,170
Internet (exclusive of depreciation and amortization)	25,739	45,523	31,299
Interexchange (exclusive of depreciation and amortization)	19,773	25,542	23,647
Contract termination and asset impairment charges	—	54,858	—
Depreciation and amortization	78,387	82,185	82,940
Loss (gain) on disposal of assets, net	2,854	(112,622)	2,163
Goodwill impairment loss	—	—	64,755

Total operating expenses	292,589	248,452	363,158

Operating income (loss)	10,118	75,395	(22,764)
Other income and expense:
Interest expense	(51,288)	(71,470)	(51,704)
Interest income and other	1,641	(10,191)	2,203

Total other income (expense)	(49,647)	(81,661)	(49,501)

Loss before income taxes, discontinued operations and cumulative effect of change in accounting principle	(39,529)	(6,266)	(72,265)
Income tax benefit (expense)	219	(1,095)	—
Equity in income of investments	16	783	—

Loss from continuing operations	(39,294)	(6,578)	(72,265)
Loss from discontinued operations	—	(52)	(7,632)

Loss before cumulative effect of change in accounting principle	(39,294)	(6,630)	(79,897)
Cumulative effect of change in accounting principle	—	—	(105,350)

Net loss	$(39,294)	$(6,630)	$(185,247)

Loss per share - basic and diluted:
Loss from continuing operations	$(1.33)	$(0.22)	$(2.30)
Loss from discontinued operations	—	—	(0.24)
Cumulative effect of change in accounting principle	—	—	(3.35)

Net loss	$(1.33)	$(0.22)	$(5.89)

Weighted average shares outstanding:
Basic	29,592	29,980	31,464

Diluted	29,592	29,980	31,474

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Operating revenues

     Operating revenue decreased $21.1 million, or 6.5%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. Wireless revenue increased compared to the corresponding period of 2003, while local telephone, Internet and interexchange revenue decreased compared to the corresponding period of 2003. On May 8, 2003, we completed the sale of a majority interest (87.42%) in our Directories Business and on August 27, 2003, we sold the majority of our remaining interest and now own less than 0.1% of the Directories Business. We did not have any operating revenues from the Directories Business after May 8, 2003, but had recorded $11.6 million of revenues from this business for the year ended December 31, 2003.

     On September 15, 2003, we received notification from the State of Alaska that they intended to terminate our five year Telecommunications Services Partnering Agreement (“TPA”). Subsequently, we negotiated and agreed to a definitive Settlement Agreement and Mutual Release effective October 14, 2003, outlining the terms of disentanglement. Operating revenue in 2003 included $19.9 million of revenue from the TPA contract that was nonrecurring in 2004.

     Local Telephone. Local telephone revenue, which consists of local network service, network access and deregulated and other revenue, decreased $4.5 million, or 2.1%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. The following table summarizes our consolidated local telephone revenue by category:

	Year Ended December 31,
	2004	2003
	(in thousands)
Local telephone revenue:
Local network service	$91,669	$96,357
Network access revenue	97,536	97,759
Deregulated revenue and other	21,982	21,570

Total local telephone revenue	$211,187	$215,686

     The following table summarizes our local telephone access lines:

	As of December 31,
	2004	2003
Retail access lines	207,905	218,058
Wholesale access lines	16,590	19,159
Unbundled network elements - loop (UNE-L)	64,589	68,916
Unbundled network elements - platform (UNE-P)	6,365	5,333

Total local telephone access lines	295,449	311,466

     Consistent with the U.S. telecommunications industry trend, we experienced a loss of network access lines as customers migrated to broadband Internet services reducing demand for second lines, migrated to cable telephony, or replaced landline service with wireless service. Additionally, our primary competitor has begun to deploy cable telephony and began switching its UNE-L provisioned subscribers over to its own network in the Anchorage market during 2004. In November 2004 we received a final order from the RCA with respect to UNE-L rates for ACSA, retroactive to June 2004 increasing the UNE-L rate from $14.92 to $18.64. See “Item 1. Business - Regulation” for further discussion.

     Local network service revenue decreased $4.7 million, or 4.9%, for the year ended December 31, 2004, compared to the year ended December 31, 2003, while access lines in service decreased 5.1% to 295,449. The decrease in revenue primarily reflects the net effect of retail access line losses representing a revenue reduction of approximately $7.3 million offset by increases in UNE rates and average UNEs in service representing a revenue increase of approximately $2.1 million.

     Network access revenue decreased $0.2 million, or 0.2%, for the year ended December 31, 2004 compared to the same period in 2003. The decrease in network access revenue reflects the loss of retail access lines, offset by increases in special access revenue and ongoing true-ups to prior years’ interstate access and universal service fund studies. Network access revenue is based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for our retail and resale customers. Management expects that network access revenue will decline as a component of local telephone revenue for the foreseeable future.

     Deregulated and other revenue, which increased $0.4 million, or 1.9%, for the year ended December 31, 2004, compared to the year ended December 31, 2003, consists principally of billing and collection services, space and power rents, deregulated equipment sales, paystation revenue, regulated directory listing revenue, and other miscellaneous telephone revenue.

     Wireless. Wireless revenue increased $10.1 million, or 21.8%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase is due primarily to the following:

•	growth in average subscribers of 10.4% for the year ended December 31, 2004 over the prior year period;

•	an increase in monthly average revenue per unit, or ARPU, of 8.6% to $44.64 for the year ended December 31, 2004, from $41.09 for the year ended December 31, 2003, primarily as a result of increased plan revenue, roaming, and regulatory surcharges; and

•	higher gross customer adds in the year ended December 31, 2004 resulting in $4.3 million of handset revenue compared to $2.3 million for the year ended December 31, 2003.

     Internet. Internet revenue decreased $12.9 million, or 38.9%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This decrease is primarily due to the loss of $15.5 million in revenue associated with the State of Alaska TPA, which was terminated in October 2003, offset by approximately $2.6 million of revenue increases primarily as a result of growth in DSL subscribers of 39.0% to 24,711 at December 31, 2004, from 17,784 at December 31, 2003.

     Interexchange. Interexchange revenue decreased $2.3 million, or 13.6%, for the year ended December 31, 2004, compared to the year ended December 31, 2003. The decline was primarily due to the termination of services to the State of Alaska TPA, which accounted for $4.4 million in 2003 revenue, offset by an increase in long distance subscribers of 3,884, or 9.0%, from 43,166 in 2003 to 47,050 in 2004. Total minutes of use decreased to 136.7 million for the year ended December 31, 2004, from 149.3 million for the year ended December 31, 2003.

     Operating expenses

     Operating expenses increased $44.1 million, or 17.7%, from $248.5 million for the year ended December 31, 2003 to $292.6 million for the year ended December 31, 2004. Included in operating expenses for 2003 is approximately $25.7 million of expenses attributable to the State of Alaska TPA, contract termination and asset impairment charges of $54.9 million, and a net gain on disposal of assets of $112.6 million.

     On May 8, 2003, we completed the sale of a majority interest (87.42%) in its Directories Business. We did not have any expenses from operations from the Directories Business after this date.

     Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.

     Local Telephone. The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense increased from $116.7 million for the year ended December 31, 2003 to $127.9 million for the year ended December 31, 2004, an increase of $11.2 million or 9.6%. The increase in local telephone expense was substantially attributable to $6.6 million of organizational restructuring costs (including $2.5 million of consulting, $1.0 million of hiring, recruiting and severance costs, and $3.1 million of early lease termination expense), $2.5 million of inventory write-downs, and $1.5 million of other unusual charges. We also implemented a contractual wage increase for our represented employees of approximately 2.3% on January 1, 2004.

     Wireless. Wireless expense increased $6.9 million, or 22.1%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase is due primarily to a $3.0 million increase in the cost of equipment associated with customer acquisition as we experienced 33,476 gross customer additions during 2004 compared to 23,220 in the prior year, an increase in leased circuit and outside services costs increase of $3.1 million associated with our CDMA deployment during 2004, and additional roaming expense.

     Internet. Internet expenses decreased by $19.8 million, or 43.5%. The decrease in Internet expense was due principally to the termination of the State of Alaska TPA, which had incurred $20.4 million of expense during 2003 with no corresponding TPA expense in 2004. The elimination of expenses associated with the TPA was partially offset by additional expenses associated with a 39.0% increase in DSL subscribers over the prior year.

     Interexchange. Interexchange expenses decreased by $5.8 million, or 22.6%. $5.2 million of this decrease was attributable to costs associated with the State of Alaska TPA, which was terminated during the fourth quarter of 2003. Additionally, minutes of use decreased 8.4% to 136.7 million for the year ended December 31, 2004, from 149.3 million for the year ended December 31, 2003.

     Contract termination and asset impairment charges. During the year ended December 31, 2003, we recorded $54.9 million in contract termination and asset impairment charges for which no corresponding charges were incurred during 2004. These charges resulted from (1) the termination of the TPA with the State of Alaska and (2) an impairment of fiber optic indefeasible rights of use and IP network and service center assets resulting from the termination of the TPA as well as changes in the communications industry and the economy.

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

     See Note 9 “Contract Termination and Asset Impairment Charges,” to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements, for a description of each element of the contract termination and asset impairment charges.

     Depreciation and amortization. Depreciation and amortization expense decreased $3.8 million, or 4.6%, primarily as a result of a decline in net property, plant and equipment of 5.9% from $438.1 million at December 31, 2003 to $412.3 million at December 31, 2004. Much of the decline in net property, plant and equipment resulted from the loss on disposal and asset impairment charges incurred during the third quarter of 2003, as described above.

     Loss (Gain) on disposal of assets. On April 28, 2003, we entered into an underwriting agreement to sell a majority interest in our Directories Business and on April 29, 2003 filed a final prospectus to offer this majority interest to investors through a Canadian income fund. The transaction was completed on May 8, 2003, with us selling an 87.42% interest and retaining a 12.58% interest in our Directories Business. We recognized a gain on disposition of this majority interest of our Directories Business of $97.6 million on a pre-tax basis during 2003.

     Subsequently on August 27, 2003, we disposed of substantially all of our remaining interest through the exercise of our right to convert 99.23% of our then remaining 12.58% interest to 2.5 million units of the ACS Media Income Fund, which were then sold in an underwritten offering. The transaction settled on September 4, 2003, generating $17.2 million in net proceeds and a gain on disposition of $15.9 million. As a result of this transaction, we now own less than 0.1% of the Directories Business.

     We recorded a non-cash loss on the disposal of certain fixed assets of $2.9 million during 2004 compared to $0.9 million during 2003, exclusive of the gain on the sale of our Directories Business.

     Interest expense and interest income and other

     Interest expense decreased $20.2 million, or 28.2%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. As a result of the early extinguishments of outstanding debt of $106.7 million during the second quarter of 2003 and the refinancing of $320.7 million during the third quarter of 2003, $13.1 million of debt issuance cost was charged to interest expense. We also extinguished early our interest rate swap contract during the fourth quarter of 2003. This swap contract accounted for $15.6 million of 2003 interest expense. These reductions to 2004 interest expense were partially offset by higher interest associated with our 9 7/8% senior unsecured notes due 2011, which were in effect for the full year of 2004 compared to approximately one quarter during 2003, and higher variable interest rates on principal outstanding under our senior bank credit facilities experienced during 2004 compared to 2003.

     Interest income and other increased from a net expense of $10.2 million for 2003 to income of $1.6 million for 2004, or a positive year-over-year variance of $11.8 million, due substantially to a $15.9 million non-operating impairment loss on a note receivable offset by the $4.3 million gain on foreign exchange on the sale of the Directories Business, both of which were recorded during 2003.

     Income taxes

     We have fully reserved the income tax benefit resulting from the consolidated losses we have incurred since May 14, 1999, the date of the acquisition of substantially all of our operations. During 2004, we received a refund of prior year estimated alternative minimum taxes of $0.2 million.

     Loss from discontinued operations

     During 2003, we completed a plan we adopted on March 3, 2002 to dispose of our former wireless television segment, which resulted in a loss on disposal of $0.1 million for 2003.

     Net loss

     The increase in net loss is primarily a result of the factors discussed above.

Year ended December 31, 2003 compared to year ended December 31, 2002

     Operating revenues

     Operating revenues decreased $16.6 million, or 4.9%, for the year ended December 31, 2003 compared to the year ended December 31, 2002. Wireless, Internet, and interexchange revenues increased compared to the prior period, while local telephone decreased. On May 8, 2003, we completed the sale of a majority interest (87.42%) in our Directories Business and sold substantially all remaining interest in August 2003. We did not have any operating revenues from the Directories Business after May 8, 2003.

     Local telephone. Local telephone revenues, which consist of local network service, network access revenue, and deregulated revenues and other, decreased $11.1 million, or 4.9%, for the year ended December 31, 2003 compared to the same period in 2002.

     The following table summarizes our consolidated local telephone revenue by category:

	Year Ended December 31,
	2003	2002
	(in thousands)
Local telephone revenue:
Local network service	$96,357	$99,512
Network access revenue	97,759	108,335
Deregulated revenue and other	21,570	18,850

Total local telephone revenue	$215,686	$226,697

     The following table summarizes our local telephone access lines:

	As of December 31,
	2003	2002
Retail access lines	218,058	236,148
Wholesale access lines	19,159	22,148
Unbundled network elements - loop (UNE-L)	68,916	62,091
Unbundled network elements - platform (UNE-P)	5,333	2,620

Total local telephone access lines	311,466	323,007

     The local network service component of local telephone revenues was $96.3 million during 2003 compared with $99.5 million during 2002. Local network service revenue decreased $3.2 million or 3.2% from the prior year, while average access lines in service decreased 3.6% to 318,614. Substantially all of the decrease reflects the net effect of retail market share losses offset by increases in unbundled network element revenue. Retail access lines decreased 18,090 or 7.7% to 218,058 at December 31, 2003. Approximately 2,800 of the decrease in retail access lines was due to a change in the counting methodology adopted for 2003 and later periods to exclude company use of our access lines.

     We experienced a loss of direct retail customers during the year as customers cancelled second lines they were not using or switched to competing service providers. This reduction in direct retail customers was partially offset by an increase in wholesale lines. Generally, if a retail local network service customer of ours switches to a competitor, we continue to provide the line to the competitor on a wholesale basis at reduced revenue per line. Management believes that the continuing loss of market share we have experienced in certain of our markets is partially attributable to below cost interconnection rates mandated by the RCA for UNEs. On October 25, 2001, the RCA granted ACSA an interim UNE rate increase of $1.07, bringing the UNE rate up from $13.85 to $14.92. The interim and refundable rate increase was implemented in November 2001 and generated approximately $0.8 million in additional revenue during 2003. See “Item 1. Business - Regulation” for further discussion.

     Network access revenues decreased by $10.6 million, or 9.8%, from $108.3 million in 2002 to $97.8 million in 2003. During the second quarter of 2002, we recognized as revenue $11.1 million of previously deferred interstate access revenue related to a dispute on interstate access rates for the Anchorage market based on a favorable ruling by the District of Columbia Court of Appeals. Network access revenue is based on a regulated return on rate base and recovery of allowable expense associated with the origination and termination of toll calls for our retail and resale customers. Excluding the impact of the revenue recognized as a result of the favorable ruling by the court, the increase in network access revenues of $0.5 million compared to the corresponding period in 2002 is due primarily to updated access studies. Management expects that network access revenues will generally be on a declining trend for the foreseeable future.

     Deregulated and other revenues, which increased $2.7 million, or 14.4% from 2002, consists principally of billing and collection services, space and power rents, deregulated equipment sales, pay station revenues, regulated directory listing revenue, and other miscellaneous telephone revenues. The increase in deregulated and other revenue was due primarily to an increase in rents and billing and collection revenue.

     Wireless. Wireless revenues increased $3.4 million, or 7.8%, to $46.5 million for the year ended December 31, 2003 compared to $43.2 million for the year ended December 31, 2002. This increase is due primarily to growth in average subscribers of 4.2% from 81,170 in 2002 to 84,619 in 2003. Subscriber average monthly minutes of use increased from 202 minutes in 2002 to 227 minutes in 2003. Primarily as a result of increased minutes of use over plan allotments, the monthly average revenue per unit, or ARPU, increased from $44.33 in 2002 to $45.84 in 2003.

     Internet. Internet revenues increased from $20.8 million in 2002 to $33.0 million in 2003—an increase of $12.2 million, or 58.4%. This increase is primarily due to revenue associated with our contract with the State of Alaska and because approximately $1.2 million of this increase was earned in the prior year but could not be estimated and therefore was not recorded until the current year. Internet also experienced growth in DSL subscribers of 41.2% from 12,590 at December 31, 2002 to 17,780 at December 31, 2003.

     On September 15, 2003, we received notification from the State of Alaska that it intended to terminate a five year TPA with us and disentangle. Subsequently, we negotiated with the State and agreed to a definitive Settlement Agreement and Mutual Release effective October 14, 2003, outlining the terms of disentanglement between the parties. State of Alaska contract revenues included in Internet were $15.5 million and $8.0 million for the years ended December 31, 2003 and 2002, respectively.

     Interexchange. Interexchange revenue increased from $16.1 million in 2002 to $17.0 million in 2003—an increase of $0.9 million, or 5.5%. Long distance subscribers decreased from approximately 70,000 at December 31, 2002 to 43,166 at December 31, 2003. The decrease in subscribers was substantially due to database grooming to remove approximately 20,000 non-revenue generating inactive subscribers from the subscriber list in connection with the conversion of long distance billing from an outside service bureau to an in-house system during the first and second quarters of 2003. The average revenue per unit, or ARPU, increased to $24.97 in 2003 compared to $19.73 during 2002 and total minutes of use decreased from 153.4 million in 2002 to 149.3 million in 2003. The decline in minutes of use was due to increased competition in the marketplace, and the popularity of discount long distance calling cards. Currently, we have a low penetration on this product, but we expect our market share to grow as we increasingly offer attractive bundles to our customers, which may offset declines in interexchange revenue due to the termination of the State of Alaska contract.

     Operating expenses

     Operating expenses decreased $114.7 million, or 31.6%, from $363.2 million for the year ended December 31, 2002 to $248.5 million for the year ended December 31, 2003. Included in operating expenses for 2003 is a net gain on disposal of assets of $112.6 million and contract termination and asset impairment charges of $54.9 million. Included in operating expenses for 2002 is a goodwill impairment charge of $64.8 million and a net loss on disposal of assets of $2.2 million. Excluding these charges, operating expenses increased $10.0 million or 3.4%.

     On May 8, 2003, we completed the sale of a majority interest (87.42%) in our Directories Business. We did not have any expenses from operations from the Directories Business after this date.

     Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.

     Local telephone. The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense increased from $114.8 million for the year ended December 31, 2002 to $116.7 million for the year ended December 31, 2003—an increase of $1.9 million or 1.7%. The increase in local telephone expense was substantially attributable to executive recruiting and retirement costs, litigation reserves and federal universal service charges recorded during the third and fourth quarters of 2003.

     Wireless. Wireless expense increased $1.7 million, or 5.8%, for the year ended December 31, 2003 compared to the year ended December 31, 2002. This increase is substantially due to an increase of minutes of use from 196.8 million in 2002 to 231.0 million in 2003.

     Internet. Internet expenses increased by $14.2 million, or 45.4%. The increase in Internet expense was due principally to transition expenses and operating costs associated with providing services under the State of Alaska telecommunications contract. State of Alaska contract related expense totaling $1.5 million was incurred in the previous year but was recorded in the current year as it was the first point in which the expense could be matched to the associated revenue, as discussed above in Internet revenue. We negotiated with the State and agreed to a definitive Settlement Agreement and Mutual Release effective October 14, 2003, terminating the contract and outlining the terms of disentanglement between the parties. We anticipate expense for this segment to decline as we complete the disentanglement under the contract.

     Interexchange. Interexchange expenses increased by $1.9 million, or 8.0%. The majority of this increase was caused by an increase in billing and collection fees, toll switching and litigation reserves in 2003.

     Contract termination and asset impairment charges. During the year ended December 31, 2003, we recorded $54.9 million in contract termination and asset impairment charges. These charges resulted from (1) the termination of the TPA with the State of Alaska and (2) an impairment of fiber optic indefeasible rights of use and IP network and service center assets resulting from the termination of the TPA as well as changes in the communications industry and the economy.

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

     See Note 9 “Contract Termination and Asset Impairment Charges,” to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements, for a description of each element of the contract termination and asset impairment charges.

     Depreciation and amortization. Depreciation and amortization expense decreased $0.8 million, or 0.9%.

     Loss (gain) on disposal of assets. On April 28, 2003, we entered into an underwriting agreement to sell a majority interest in our Directories Business and on April 29, 2003 we filed a final prospectus to offer this majority interest to investors through a Canadian income fund. The transaction was completed on May 8, 2003, with us selling an 87.42% interest and retaining a 12.58% interest in our Directories Business. We recognized a gain on disposition of this majority interest of our Directories Business of $97.6 million on a pre-tax basis.

     Subsequently on August 27, 2003, we disposed of substantially all of our remaining interest through the exercise of our right to convert 99.23% of our then remaining 12.58% interest to 2.5 million units of the ACS Media Income Fund, which were then sold in an underwritten offering. The transaction settled on September 4, 2003, generating $17.2 million in net proceeds and a gain on disposition of $15.9 million. As a result of this transaction, we now own less than 0.1% of the Directories Business.

     We recorded a non-cash loss on the disposal of certain fixed assets of $0.9 million during 2003 and $2.2 million during 2002.

     Goodwill impairment loss. We recorded a non-cash goodwill impairment charge during the fourth quarter of 2002 of $64.8 million as a result of our annual goodwill impairment test under SFAS No. 142, Goodwill and Intangible Assets. See Note 4, “Goodwill and Other Intangible Assets,” to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements, for additional information.

     Interest expense and interest income and other

     Interest expense increased $19.8 million, or 38.2%, for the year ended December 31, 2003 compared to the year ended December 31, 2002. As a result of the early extinguishments of outstanding debt of $106.7 million during the second quarter of 2003 and the refinancing of $320.7 million during the third quarter of 2003, $13.1 million of debt issuance cost was charged to interest expense. We also extinguished early our interest rate swap contract during the fourth quarter of 2003, resulting in a charge of $8.0 million which resulted in $5.1 million of interest expense in excess of what would have been recorded had the swap not been terminated. During the second quarter of 2002, we reversed $1.7 million of previously accrued interest expense as a result of a favorable ruling by the District of Columbia Court of Appeals related to a dispute on interstate access rates for the Anchorage market. In addition, we incurred additional interest expense in 2003 under our $182 million 9 7/8% senior notes due 2011, offset by lower term loan balances and the results of market interest rate effects on our variable interest rate debt.

     Interest income and other (including equity in income of investments) also declined by $12.4 million, primarily due to a $15.9 million non-operating impairment loss on a note receivable offset by the $4.3 million gain on foreign exchange on the sale of the Directories Business.

     Income taxes

     We have fully reserved the income tax benefit resulting from the consolidated losses we have incurred since May 14, 1999, the date of the acquisition of substantially all of our operations. During 2003, we incurred $1.1 million in Alternative Minimum Tax as a result of the sale of our Directories Business.

     Discontinued operations

     On March 30, 2002, our management approved a plan to offer for sale our wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment has been classified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods presented and the assets and liabilities of the disposal group have been written down to their fair value, net of expected selling expense. The write down and results of operations of this discontinued segment resulted in a charge to discontinued operations of $52,000 and $7.6 million for the years ended December 31, 2003 and 2002, respectively. We have fully reserved in the form of a valuation allowance the income tax benefit of this discontinuance. We completed our disposal of our wireless cable television segment as of March 31, 2003.

     Cumulative effect of change in accounting principle

     During the second quarter of fiscal 2002, we also completed the transitional review for goodwill impairment required under SFAS No. 142, Goodwill and Intangible Assets. This review indicated that goodwill recorded in the local telephone, Internet and interexchange segments was impaired as of January 1, 2002. Accordingly, we measured and recognized a transitional impairment loss of $105.4 million as a cumulative effect of a change in accounting principle. See Note 4, “Goodwill and Other Intangible Assets,” to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements, for additional discussion of the impact of this statement on our consolidated financial statements.

     Net loss

     Net loss decreased $178.6 million, or 96.4% for the year ended December 31, 2003, compared to the year ended December 31, 2002, as a result of the factors discussed above.

Liquidity and capital resources

     We have satisfied our cash requirements for operations, capital expenditures and debt service primarily through internally generated funds, the sale of stock and debt financing. For the year ended December 31, 2004, our cash flows from operating activities were $57.8 million. At December 31, 2004, we had approximately $71.2 million in net working capital, with approximately $85.9 million represented by cash and cash equivalents and $4.7 million by restricted cash. As of December 31, 2004, we had $50.0 million of remaining capacity under our former revolving credit facility, representing 100% of available capacity.

     As of December 31, 2004, we had outstanding a $198.0 million under a bank credit agreement, our 2003 senior secured credit facility, $147.5 million in senior subordinated notes due 2009 and $177.7 million in senior unsecured notes, representing substantially all of our long-term debt of $525.9 million. On May 14, 2004, we called $17.3 million of our 13% senior discount debentures due 2011. The redemption was completed on June 14, 2004 at 106.5% of the outstanding principal and as a result a call premium of $1.1 million was paid. Our board of directors authorized us to buy back up to $10 million of our outstanding debt in the open market during the three months ended December 31, 2004. During the quarter ended December 31, 2004, we repurchased $4.4 million aggregate principal amount of senior unsecured notes and $2.5 million of senior subordinated notes in the open market. From time to time we consider making purchases of our outstanding debt securities on the open market or in negotiated transactions. The timing and amount of such purchases, if any, will depend upon cash needs and market conditions, among other things. Interest on the senior subordinated notes and senior unsecured notes is payable semiannually. Interest on borrowings under the 2003 senior credit facility is payable monthly, bi-monthly, quarterly or semi-annually at our option. The 2003 senior credit facility requires $0.5 million quarterly principal payments that commenced on March 31, 2004, with the balance due in 2010. The 2003 senior secured credit facility, the senior subordinated notes and the senior unsecured notes contain a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends, and the 2003 senior credit facility requires us to achieve certain financial ratios. We are in compliance with all of our debt covenants as of December 31, 2004.

     In February and March 2005, we completed refinancing transactions whereby we entered into a new $380 million senior secured credit facility, the 2005 senior credit facility, and used the $335.0 million of term loan borrowings under that facility, together with the $84.1 million in gross proceeds of a simultaneous offering of our common stock and cash on hand to:

•	repay in full and redeem the $198.0 of outstanding principal under our 2003 senior credit facility, together with interest accrued thereon;

•	repurchase $59.3 million of outstanding principal of our senior unsecured notes, together with tender premiums and interest accrued thereon;

•	repurchase $140.1 million of outstanding principal of our senior subordinated notes, together with tender premiums and interest accrued thereon;

•	call for redemption the $7.4 million of remaining principal of senior subordinated notes; and

•	pay underwriters’ discounts and transaction fees and expenses associated with the equity offering and refinancing transactions.

     These transactions resulted in total long-term obligations outstanding of approximately $458 million as of March 3, 2005, consisting primarily of the $380.0 million 2005 senior credit facility with a drawn term loan of $335.0 million and an undrawn revolving credit facility of $45.0 million, and $118.3 million remaining aggregate principal amount outstanding of senior unsecured notes. The $335.0 million term loan under the 2005 senior credit facility was drawn on February 1, 2005 and generally bears interest at an annual rate of LIBOR plus 2.00%, with a term of seven years from the date of closing and no scheduled principal payments before maturity. The $45.0 million undrawn revolving credit facility, to the extent drawn in the future, will bear interest at an annual rate of LIBOR plus 2.00% and have a term of six years from the date of closing. To the extent the $45.0 million revolving credit facility under the 2005 senior credit facility remains undrawn, we will pay an annual commitment fee of 0.375% of the undrawn principal amount over its term. We also entered into floating-to-fixed interest rate swaps with a total notional amount of approximately $135.0 million that swap the floating interest rate on a portion of the term loan borrowings under the 2005 senior credit facility for a fixed rate of 4.13% per year. Three-month LIBOR was approximately 2.64% on February 1, 2005. See Note 23, “Subsequent Events,” to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements, for additional information about the equity offering and refinancing transactions.

     On July 15, 2002, we fulfilled a commitment to Crest to provide a loan for the aggregate principal amount of $15 million in return for certain consideration. We have an agreement that enables us to purchase additional fiber optic capacity in future years from Crest, the expenditures for which are expected to be significant and may exceed $20 million over the next two years. We purchased additional capacity under this agreement for $5.6 million during 2004. While we have an agreement with Crest, certain material terms of the agreement remain subject to continued renegotiation. The significant provisions of this agreement are: (i) purchase commitments by us for capacity in 2005 and 2006, the final price and quantity of which are subject to future events, (ii) Crest’s restoration of our traffic carried on another cable system and (iii) specific interconnection arrangements between us and Crest, should we exercise our option to purchase certain network assets from Crest. We are currently renegotiating open elements of our agreement with Crest. It is impossible to determine the ultimate outcome of these negotiations at this time. The loan was written down to zero, its estimated fair value, during September 2003.

     The following summarizes our contractual obligations and commitments with quantifiable payment terms as of December 31, 2004:

	Total	2005	2006-2007	2008-2009	Thereafter
Long-term debt	$517,829	$1,413	$2,620	$149,805	$363,991
Capital leases	8,060	885	1,984	1,603	3,588
Operating leases	6,779	2,194	2,389	1,470	726
Unconditional purchase obligations	10,942	6,357	3,565	1,020	—

Total contractual cash obligations	$543,610	$10,849	$10,558	$153,898	$368,305

     We also have obligations for material cash interest payments on our long-term debt that are not included in the table above. Approximately 36% of our debt at December 31, 2004 is subject variable interest rates. See “Item 7a. Quantitative and qualitative disclosure about market risk” for more information.

     The local telephone network requires the timely maintenance of plant and infrastructure. Our historical capital expenditures have been significant. The construction and geographic expansion of our wireless network has required significant capital. The implementation of our interexchange network and data services strategy is also capital intensive. Capital expenditures for 2004 were $51.4 million, of which $10.4 million was expended on CDMA 1xRTT build out and $5.6 million was expended on the Crest fiber optic capacity purchases. We intend to fund future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under our revolving credit facility. At December 31, 2004 we had allocated $55.0 million of our current unrestricted cash balance of $85.9 million to fund the completion over the next two years of our CDMA 1xRTT and EV-DO build out and to secure fiber capacity within Alaska and to the lower 48 states in the United States under the terms of our agreement with Crest.

     Our capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, and our decision to pursue specific acquisition opportunities, among other things.

     We announced on October 28, 2004 the adoption of a dividend policy by our board of directors and declared our first quarterly dividend of $0.185 per share, payable on January 19, 2005 to holders of record on December 31, 2004. While we intend to continue to pay quarterly dividends, such payment is subject to our future operating and financial performance, capital expenditures, working capital requirements and other factors. Accordingly, our board of directors may modify or revoke this policy at any time. See “ Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters – Dividends.” Simultaneous with the announcement of the dividend policy, we also announced the withdrawal of our registration statements for a proposed initial public offering of income deposit securities, a separate proposed offering of senior subordinated notes and the proposed reclassification of our existing common stock into cash and shares of new class B common stock which we had filed with the SEC. No securities were sold under the withdrawn registration statements.

     Subsequent to December 31, 2004, we issued 8.8 million shares of our common stock in an equity offering that closed on February 1, 2005 and, through the partial exercise by the underwriters of their over-allotment option, an additional 1.1 million shares that closed on March 2, 2005. As a result of these issuances, we have outstanding 40.6 million shares as of March 2, 2005. The issuance of these additional shares of our common stock will increase our aggregate annual dividend payments by approximately $7.3 million to approximately $30.0 million annually based on our current dividend policy of $0.74 per share per year. See Note 23, “Subsequent Events,” to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements, for additional information about the offering of our common stock.

     We believe that we will have sufficient working capital provided by operations and available borrowing capacity under our revolving credit facility to service our debt, pay our quarterly dividends, fund our operations, capital expenditures and other obligations over the next 12 months. Our ability to meet such obligations will be dependent upon our future financial performance, which is, in turn, subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond our control.

Effect of new accounting standards

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (ARB) No. 51.” In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R). FIN 46R provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. We were required to apply FIN 46R by the end of the first reporting period after March 15, 2004, for entities which were created before February 1, 2003. The adoption of FIN 46R was immediate for variable interest entities created after January 31, 2003. We have evaluated the provisions of FIN 46R and determined that we do not have any variable interest entities that require consolidation in our financial statements.

     In December 2004, the FASB issued SFAS No. 123(Revised), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123® requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123® will be effective for our third quarter ending September 30, 2005. We have not yet determined the impact that SFAS 123® will have on our financial position and results of operations, but expects that the stock incentive plans disclosure provided in Note 1, “Description of Company and Summary of Significant Accounting Policies,” to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements, provides a reasonable measure of the expected annual impact.

     Outlook

     We expect that, overall, the demand for telecommunications services in Alaska will grow, particularly as a result of:

•	increasing demand for wireless voice and data services following the launch of our CDMA 1xRTT network;

•	growth in demand for DSL and Internet access services due to higher business and consumer bandwidth needs; and

•	increasing demand for private network services by government and business on a statewide basis on either a circuit switched or IP basis.

     We believe that we will be able to capitalize on this demand through our diverse service offerings on our owned circuit switched and IP facilities, new sales and marketing initiatives directed toward basic voice, enhanced and data services, and offering customers an integrated bundle of telecommunication services including local telephone, wireless, Internet, long distance, messaging and video entertainment.

     Consistent with the U.S. telecommunications industry, we experienced a loss in network access lines during the year as customers cancelled second lines, replaced wireline services with wireless, and lines migrated to cable telephony. Our primary UNE customer has announced plans to migrate most of its Anchorage area customers to its own cable telephony plant during the next three years. Consequently, we anticipate that these trends will continue.

     There are currently a number of regulatory proceedings underway at the state and federal levels that could have a significant impact on our operations. We cannot predict with certainty the impact of current or future regulatory developments on any of our businesses.

     The telecommunications industry is extremely competitive, and we expect competition to intensify in the future. As an ILEC, we face competition mainly from resellers, local providers who lease our UNEs and from providers of local telephone services over separate facilities. Moreover, while wireless telephone services have historically complemented traditional LEC services, we anticipate that existing and emerging wireless technologies may increasingly compete with LEC services. Similarly, local and interexchange service competition may come from cable television providers and voice over IP providers. In wireless services, we currently compete with at least one other wireless provider in each of our wireless service areas. In the highly competitive business for Internet access services, we currently compete with a number of established online service companies, interexchange carriers and cable companies. In the interexchange market, we believe we currently have less than 5% of total revenue in Alaska and face competition from two major interexchange providers.

     The telecommunications industry is subject to continuous technological change. We expect that new technological developments in the future will generally serve to enhance our ability to provide service to our customers. However, these developments may also increase competition or require us to make significant capital investments to maintain our leadership position in Alaska.

Impact of inflation

     The effect of inflation on our financial results has not been significant in the periods presented.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     As of December 31, 2004, we had outstanding senior subordinated notes, senior unsecured notes, and our 2003 senior credit facility. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under our 2003 senior credit facility. Subsequent to December 31, 2004, we completed refinancing transactions that significantly changed our capital structure and changed our exposure to interest rate and other market risks – See Note 23, “Subsequent Events,” to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements, for further information.

     The table below provides information about our sensitivity to market risk associated with fluctuations in interest rates as of December 31, 2004. To the extent that our financial instruments expose us to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related expected interest rates by year of maturity for our 2003 senior credit facility, senior subordinated notes, senior unsecured notes, and capital leases and other long-term obligations outstanding at December 31, 2004. Weighted average variable rates for the 2003 senior credit facility are based on implied forward rates in the LIBOR yield curve as of December 31, 2004. Fair values as of December 31, 2004 included herein have been determined based on (i) quoted market prices for the 2003 senior secured credit facility; (ii) quoted market prices for the senior subordinated notes; and (iii) quoted market prices for the senior unsecured notes. Our consolidated financial statements contain descriptions of the 2003 senior credit facility, senior subordinated notes, senior unsecured notes and capital leases and other long-term obligations and should be read in conjunction with the table below.

								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
($ in thousands)
Interest Bearing Liabilities:
2003 senior credit facility	$2,000	$2,000	$2,000	$2,000	$2,000	$188,000	$198,000	$200,723
Weighted average interest rate (variable)	6.37%	7.08%	7.41%	7.76%	8.07%	8.38%	7.58%
Senior subordinated notes	$—	$—	$—	$—	$147,500	$—	$147,500	$152,294
Average interest rate (fixed)	9.38%	9.38%	9.38%	9.38%	9.38%	9.38%	9.38%
Senior unsecured notes	$—	$—	$—	$—	$—	$177,650	$177,650	$190,974
Average interest rate (fixed)	9.88%	9.88%	9.88%	9.88%	9.88%	9.88%	9.88%
Capital leases and other long-term	$885	$964	$1,020	$930	$673	$3,588	$8,060	$8,060
Average interest rate (fixed)	9.81%	9.88%	9.99%	10.21%	10.25%	10.89%	10.24%

As of December 31, 2003, we had outstanding senior subordinated notes, senior unsecured notes, senior discount debentures and our 2003 senior credit facility. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under our existing senior secured credit facility.

     We used derivative financial instruments, specifically an interest rate swap agreement, to partially hedge variable interest transactions. We ended an interest rate swap agreement in November 2003. Our derivative financial instrument transaction was entered into for hedging purposes only. The terms and characteristics of the derivative financial instruments were matched with the underlying on-balance sheet instrument and did not constitute speculative or leveraged positions independent of these exposures.

     The table below provides information about our sensitivity to market risk associated with fluctuations in interest rates as of December 31, 2003. To the extent that our financial instruments expose us to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related expected interest rates by year of maturity for our 2003 senior credit facility, senior subordinated notes, senior unsecured notes, senior discount debentures, and capital leases and other long-term obligations outstanding at December 31, 2003. Weighted average variable rates for the 2003 senior credit facility are based on implied forward rates in the LIBOR yield curve as of December 31, 2003. Fair values as of December 31, 2003 included herein have been determined based on (i) quoted market prices for the 2003 senior secured credit facility; (ii) quoted market prices for senior subordinated notes; (iii) quoted market prices for senior unsecured notes; and (iv) by discounting expected cash flows to their present value for the senior discount debentures using our estimated current borrowing cost for subordinated debt. Our consolidated financial statements contain descriptions of the 2003 senior secured credit facility, senior subordinated notes, senior unsecured notes, senior discount debentures and capital leases and other long-term obligations and should be read in conjunction with the table below.

								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
Interest Bearing Liabilities:
2003 senior credit facility	$2,000	$2,000	$2,000	$2,000	$2,000	$190,000	$200,000	$201,500
Weighted average interest rate (variable)	4.78%	6.22%	7.32%	7.99%	8.52%	8.82%	8.73%
Senior subordinated notes	$—	$—	$—	$—	$—	$150,000	$150,000	$150,000
Average interest rate (fixed)	9.38%	9.38%	9.38%	9.38%	9.38%	9.38%	9.38%
Senior unsecured notes	$—	$—	$—	$—	$—	$182,000	$182,000	$191,100
Average interest rate (fixed)	9.88%	9.88%	9.88%	9.88%	9.88%	9.88%	9.88%
Senior discount debentures	$—	$—	$—	$—	$—	$17,313	$17,313	$20,870
Average interest rate (fixed)	13.00%	13.00%	13.00%	13.00%	13.00%	13.00%	13.00%
Capital leases and other long-term	$802	$884	$967	$1,024	$923	$4,260	$8,860	$8,860
Average interest rate (fixed)	9.73%	9.78%	9.84%	9.93%	10.09%	10.66%	10.25%

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Evaluation of disclosure controls and procedures

     We carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and its Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures are effective.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

     Changes in internal controls

     There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect its disclosure controls and procedures subsequent to the date we carried out this evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

Identification of Directors

     The table below sets forth certain information about those persons who currently serve as our Directors.

Name	Age	Title
Liane Pelletier	47	Chairman, Chief Executive Officer and President
W. Dexter Paine, III	44	Director
Saul A. Fox	51	Director
John M. Egan	57	Director
Patrick Pichette	42	Director
Byron I. Mallott	61	Director
Wray T. Thorn	33	Director
Brian Rogers	54	Director
Charles P. Sitkin	70	Director
Gary R. Donahee	58	Director

     Liane Pelletier has served as Director and as Chief Executive Officer and President since October 6, 2003 and Chairman since January 1, 2004. Prior to joining us, Ms. Pelletier served as Senior Vice President and Chief Integration Officer at Sprint Corporation from June 2003 through September 2003. In this position, she oversaw Sprint’s transformation from a product-centric to a more customer-centric organization. For the three years prior to that appointment, Ms. Pelletier served as Sprint’s Senior Vice President of Strategic Planning & Corporate Development. Her responsibilities during that period included driving corporate strategy, managing Sprint’s broadband spectrum assets and developing and marketing integrated products. Over the course of her 17-year career at Sprint, Ms. Pelletier also served as a vice president in a wide variety of departments, including in corporate strategy, customer acquisition and retention and marketing positions to both business and consumer customers. Before joining Sprint, she worked as a consultant at Touche Ross and Temple, Barker, Sloane. Ms. Pelletier has an MBA from the Massachusetts Institute of Technology and a B.A. from Wellesley College.

     W. Dexter Paine, III, a Director since May 1999, was a co-founder of Fox Paine & Company, LLC and has served as its President since its inception in 1997. From 1994 until founding Fox Paine, Mr. Paine served as a senior partner of Kohlberg & Co. Prior to joining Kohlberg & Co., Mr. Paine served as a general partner at Robertson Stephens & Company. Mr. Paine has a B.A. in economics from Williams College. Since January 2000, Mr. Paine has served as the Chairman of the board of directors of WJ Communications, Inc. (Nasdaq: WJCI) and since September 2003 he has served as a director of United National Group, Ltd. (Nasdaq: UNGL).

     Saul A. Fox, a Director since May 1999, has served as Chief Executive of Fox Paine & Company, LLC since he co-founded the firm in 1997. Prior to founding Fox Paine, Mr. Fox was general partner with Kohlberg, Kravis Roberts & Co. Prior to joining Kohlberg, Kravis Roberts & Co., Mr. Fox was an attorney specializing in tax, business law and mergers and acquisitions and participated significantly in law firm management at Latham & Watkins LLP, an international law firm headquartered in Los Angeles, California. Mr. Fox received a B.S. in Communications from Temple University in 1975 (summa cum laude) and a J.D. from the University of Pennsylvania School of Law in 1978 (cum laude). Mr. Fox has been a director of United National Group, Ltd. (Nasdaq: UNGL) since September 2003 and is a member of the board of overseers, University of Pennsylvania Law School.

     John M. Egan, a Director since November 2003, is the recently retired founder and chairman and chief executive officer of ARRIS Group (Nasdaq: ARRS). ARRIS is a global communications technology company specializing in the design and engineering of broadband local access networks and a leading developer and supplier of optical transmission, cable telephony and Internet access for cable systems operators. Mr. Egan joined ARRIS in 1973 and had been chairman of its board of directors since 1997. Mr. Egan was President of ARRIS from 1980 to 1997 and Chief Executive Officer of ARRIS and its predecessors from 1980 through 1999. On January 1, 2000, Mr. Egan stepped down from his role as Chief Executive Officer of ARRIS. He remained a full-time employee until his retirement in May 2002. Mr. Egan has served on the board of directors of the National Cable Television Association, or NCTA, for 20 years, and has been actively involved in the Walter Kaitz Foundation, an association seeking to help the cable industry diversify its management workforce to include minorities, as well as the Society of Cable Television Engineers and Cable Labs, Inc. Mr. Egan currently serves on the advisory board of KB Partners, a Chicago based venture capital firm and on several boards in the technology start-up sector. Mr. Egan has a B.S. degree in economics from Boston College.

     Patrick Pichette, a Director since January 2004, is currently President Operations, Bell Canada (BCE). Mr. Pichette is responsible for the planning building and regular operations of Canada’s largest telecommunications network. Since Joining BCE and Bell, Mr. Pichette has held various executive positions, including Chief Financial Officer of Bell Canada from 2002 until the end of 2003. Prior to joining BCE, Mr. Pichette was a Partner at McKinsey & Company’s Montreal office, from June 1996 to December 2000, where he was a lead member of McKinsey’s North American Telecom Practice. Previously, Mr. Pichette was Vice-President and Chief Financial Officer of Call-Net Enterprises (1994-1996) and an Associate at McKinsey & Company in Toronto (1989-1994). Mr. Pichette earned a B.A. Business Administration from Université du Québec à Montréal (1985-1987) and a M.A. Philosophy, Politics and Economics from Oxford University where he attended as a Rhodes Scholar (1987-1989). Mr. Pichette is also a board member of non-governmental organizations including: Engineers Without Borders (EWB) and The Trudeau Foundation.

     Byron I. Mallott, a Director since January 2000, is the President and Chief Executive Officer of the First Alaskans Institute. From 1995 until January 2000, Mr. Mallott served as the Executive Director of the Alaska Permanent Fund Corporation. Prior to joining the Alaska Permanent Fund Corporation, Mr. Mallott served in various capacities, including Director, Chairman and President and Chief Executive Officer of Sealaska Corporation over a period of nearly 20 years. Mr. Mallott has also served in various political appointments and elected positions and presently serves on the board of directors of Alaska Air Group, Inc. and of Native American Bank, N.A.

     Wray T. Thorn, a Director since January 2000, was also a Director with Fox Paine & Company, LLC from January 2000 until July 2004. From 1996 until joining Fox Paine & Company, Mr. Thorn was a Principal and founding member of Dubilier & Company. Prior to joining Dubilier & Company, Mr. Thorn was an Associate in the Acquisition Finance Group of Chase Securities, Inc. Mr. Thorn is a graduate of Harvard University. Since January 2000, Mr. Thorn has served on the board of directors of WJ Communications, Inc. (Nasdaq: WJCI).

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

     Charles P. Sitkin, a Director since February 2003, is currently an independent consultant assisting enterprises with strategic and organizational planning. Prior to 1994, Mr. Sitkin’s experience includes being the National Director of Management Consulting at R.W. Beck & Associates, a Partner and Office Director of Information Technology at Ernst & Young and various leadership positions at the Boeing Company. Mr. Sitkin is a Certified Management Consultant and is a graduate of Lafayette College and the University of Washington.

     Gary R. Donahee, a Director since February 23, 2005, has over 30 years of telecommunications industry experience and spent 16 years before retiring in 2003 in senior management positions around the world at Nortel Networks, most recently as executive vice president and president of the Americas from 1999 to 2003. He served as senior vice president and president, Carrier Networks for Nortel for Europe, the Middle East and Africa and in a similar capacity for the Caribbean and Latin America region. Mr. Donahee also served as senior vice president, corporate human resources for Nortel from 1989 to 1993 and was responsible for 60,000 employees in 42 countries. Prior to working at Nortel Networks, he held senior executive positions in human resources at Northern Telecom and Bell-Northern Research Corporation. Mr. Donahee holds a Bachelor of Education degree in Education from the University of New Brunswick and he presently serves on the boards of directors of Voice Mobility International (Toronto: VMY.TO), Voice Age Networks and Epygi in addition to an advisory board capacity with Anyware Group and Axiowave Networks Inc.

Executive Officers

     The table below sets forth certain information about those persons currently serving as our executive officers. Biographical information on Liane Pelletier, our Chairman, Chief Executive Officer and President, is included above in the section “Identification of Directors.”

Name	Age	Title
Liane Pelletier	47	Chairman, Chief Executive Officer and President
David Wilson	37	Senior Vice President and Chief Financial Officer
David C. Eisenberg	44	Senior Vice President, Corporate Strategy and Development
Sheldon Fisher	42	Senior Vice President, Sales and Product Marketing
Kenneth L. Sprain	60	Senior Vice President, Network and IT Operations
Leonard A. Steinberg	51	Vice President, General Counsel, and Corporate Secretary
Elizabeth E. Pierce	41	Vice President, Human Resources and Facilities Services
Kevin P. Hemenway	44	Senior Vice President, Corporate Projects

     David Wilson has served as Senior Vice President and Chief Financial Officer since March 1, 2004. Prior to joining us, Mr. Wilson was Chief Financial Officer of Triumph Communications, a subsidiary of Hughes Electronics from May 2003 through November 2003. Prior to this, Mr. Wilson was at DIRECTV Broadband (formerly Telocity Inc.) where he was appointed Chief Financial Officer in April 2001, after serving as Vice President of Finance and Chief Accounting Officer from February 2000. At Telocity, he helped lead the company through its initial public offering and eventual sale to Hughes Electronics. Mr. Wilson also worked in public accounting at PricewaterhouseCoopers in both international and domestic offices from 1990 to 2000 where he most recently managed a portfolio of high profile publicly traded network and communications audit clients in San Jose, California. Mr. Wilson is a Chartered Accountant, and holds a Bachelor of Commerce from the University of Birmingham, U.K.

     David C. Eisenberg has served as Senior Vice President, Corporate Strategy and Development of Alaska Communications Systems Holdings, Inc. since November 3, 2003. From 2000 until joining us, Mr. Eisenberg served as Vice President—Corporate Strategy for Sprint Corporation where he was responsible for helping shape that corporation’s strategic direction. From 1996 to 2000, Mr. Eisenberg was Sprint’s Director of Strategic Policy Development. In this role, he directed analysis of Sprint and competitors strategic positions that emerged from changes to regulatory, political, and economic frameworks. In his 21-year career with Sprint and Centel, Mr. Eisenberg held numerous management positions within the Local Telecommunications Division and on Sprint’s corporate staff. These included roles in sales and marketing, finance, and regulatory and strategic planning. Mr. Eisenberg earned his bachelor’s degree in mathematics at Northwestern University and his master’s degree in business at Keller Graduate School of Management.

     Sheldon Fisher has served as Senior Vice President, Sales and Product Marketing of Alaska Communications Systems Holdings, Inc. since February 23, 2004. Prior to this appointment, Mr. Fisher served as Vice President, Wireless Broadband at Sprint Corporation where he was the general manager of Sprint’s wireless broadband business since April 2002, with broad operational and product development responsibilities. Mr. Fisher started with Sprint Corporation in January 1999 as Senior Attorney—Mergers and Acquisitions. In September 1999, he became the Senior Director—Business Development. In September 2000, Mr. Fisher became Assistant Vice President, Architecture and Technology responsible for Sprint’s wireless broadband advanced technology group. In September 2001, Mr. Fisher became Assistant Vice President, Network Operations and Technology responsible for management of Sprint’s wireless broadband network operations. Prior to joining Sprint, Mr. Fisher worked for Hughes Electronics from 1995 to 1999 and was an attorney for Latham & Watkins from 1990 to 1994. He has a J.D. from Yale Law School and a B.A. in economics from Brigham Young University.

     Kenneth L. Sprain serves as Senior Vice President, Network and IT Operations of Alaska Communications Systems Holdings, Inc. Mr. Sprain is responsible for all of our operations including local exchange, wireless, interexchange, and Internet. Mr. Sprain has over 35 years of telecommunications experience. Mr. Sprain joined us in 2003 after being a consultant with us for two years. Prior to this position, from 1997 to 2002, Mr. Sprain was the Vice President of Operations Planning and Vice President of the Midwest Region for CenturyTel, responsible for operations, assignments, and planning. Mr. Sprain started his telecommunications career as a technician, moving to supervisor and district manager positions for RCA Alaska Communications from 1968 to 1979. In 1979, Mr. Sprain became an Anchorage district manager for Alascom. Starting in 1983,

Mr. Sprain worked for Pacific Telecom and then PTI as the Vice President for Eastern Washington then Montana Divisions and then Executive Vice President and General Manager for the Midwest. In these executive positions, Mr. Sprain was responsible for local exchange operations.

     Leonard A. Steinberg serves as Vice President, General Counsel and Corporate Secretary, a position he has held since January 2001. Mr. Steinberg left private practice in June 2000 to join us as a Senior Attorney in the Corporate Legal Department. From 1998 to 2000, Mr. Steinberg used his expertise in regulatory and administrative matters to represent telecommunications and energy clients of Brena, Bell & Clarkson, P.C., an Anchorage, Alaska law firm. Prior to that, Mr. Steinberg was a partner in the firm of Hoise, Wes, Sacks & Brelsford with offices in Anchorage, Alaska and San Francisco, California. Mr. Steinberg practiced in the firm’s Anchorage office from 1996 to 1998 and in the firm’s San Francisco office from 1988 to 1996 where he primarily represented large clients in oil and gas royalty and tax disputes. Mr. Steinberg holds a Masters in Public Administration degree from Harvard University’s Kennedy School of Government, a Masters of Business Administration degree from U.C. Berkeley’s Haas School of Business and a J.D. from the University of California’s Hastings College of Law. Mr. Steinberg serves as a manager of ACS Media LLC.

     Elizabeth E. Pierce serves as Vice President of Human Resources and Facilities Services for Alaska Communications Systems Holdings, Inc. In this role she is responsible for overseeing all aspects of human resources management including labor relations, organizational development, compensation and benefits management, safety and risk management. Ms. Pierce also manages all aspects of property management and associated maintenance programs. Ms. Pierce has over 19 years of relevant experience. Ms. Pierce joined ACS in 2001 as Manager of Employee Relations. In 2002 she was promoted to Director of Human Resources and in 2003 became Vice President of Human Resources and Facilities Services. For the year prior to joining ACS, she served as Manager, Human Resources for the Alaska Radar System (ARS) project while working for defense contractor ATCO Frontec. Ms. Pierce was employed with ATCO Frontec for over 10 years in a variety of technical and management roles in Human Resources and Operations. Ms. Pierce is a graduate of the Program in Advanced Human Resources Management from the University of Toronto and holds a Senior Professional in Human Resources (SPHR) Certification from the Society for Human Resources Management (SHRM). Ms. Pierce is an electronics technologist and holds a journeyman certification in power generating systems.

     Kevin P. Hemenway currently serves as Senior Vice President, Corporate Projects, a position he has held since March 2004. Prior to being appointed to his current position, Mr. Hemenway had served as Senior Vice President, Chief Financial Officer and Treasurer since November 2000. He joined us as Vice President and Treasurer in July 1999. Mr. Hemenway has over 15 years of experience in the telecommunications industry. Before joining us, Mr. Hemenway served as the Chief Financial Officer and Treasurer of Atlantic Tele-Network, Inc. based in the U.S. Virgin Islands. From January 1990 to October 1998, as an independent consultant, Mr. Hemenway performed financial, accounting, management and rate-making consulting services for the telecommunications industry, principally for Atlantic Tele-Network, Inc. and its subsidiaries. From 1986 through 1989, Mr. Hemenway was employed by Deloitte & Touche LLP as a CPA and manager, performing both audit and consulting services, and from 1983 to 1986, was employed by Grant Thornton as a CPA and senior staff accountant. Mr. Hemenway graduated from Creighton University in 1982 with a Bachelor of Science in Business Administration, majoring in accounting, and is a non-practicing CPA certificate holder registered in the State of Nebraska.

Audit Committee Financial Expert

     Our board of directors has determined that we have at least one audit committee financial expert serving on our audit committee, Patrick Pichette, who is an independent director.

Identification of the Audit Committee

     We have appointed a separately designated standing audit committee. The directors serving as audit committee members are Patrick Pichette, Chair, Byron I. Mallott, and Charles P. Sitkin, all of whom are independent directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Federal securities laws require executive officers, Directors, and owners of more than ten percent of our common stock to file reports (Forms 3, 4, and 5) with the SEC and any stock exchange or trading system on which our securities are listed, which is currently NASDAQ. These reports relate to the number of shares of our common stock that each own, and any change in their ownership. Based solely on our review of Forms 3, 4 and 5 filed with the SEC, we believes all persons required to file such forms have done so in a timely manner during 2004, except for the following:

•	W. Dexter Paine, III, a director, did not file timely two Form 4s related to 1,475 and 2,110 derivative share equivalents of deferred common stock awarded to him under the Alaska Communications Systems Group, Inc. Non-Employee Director Stock Compensation Plan on June 30, 2004 and September 30, 2004, respectively. The Form 4s were filed late on July 19, 2004 and October 8, 2004, respectively.

•	Saul Fox, a director, has not filed two Form 4s related to 1,230 and 1,339 derivative share equivalents of deferred common stock awarded to him under the Alaska Communications Systems Group, Inc. Non-Employee Director Stock Compensation Plan on June 30, 2004 and September 30, 2004, respectively.

•	John M. Egan, a director, did not file timely one Form 4 related to 988 direct shares of common stock awarded to him under the Alaska Communications Systems Group, Inc. Non-Employee Director Stock Compensation Plan on September 30, 2004. The Form 4 was filed late on October 8, 2004.

•	Patrick Pichette, a director, did not file timely one Form 4 related to 1,194 direct shares of common stock awarded to him under the Alaska Communications Systems Group, Inc. Non-Employee Director Stock Compensation Plan on September 30, 2004. The Form 4 was filed late on October 8, 2004.

•	Byron I. Mallott, a director, did not file timely one Form 4 related to 1,150 direct shares of common stock awarded to him under the Alaska Communications Systems Group, Inc. Non-Employee Director Stock Compensation Plan on September 30, 2004. The Form 4 was filed late on October 8, 2004.

•	Wray T. Thorn, a director, did not file timely one Form 4 related to 993 derivative share equivalents of deferred common stock awarded to him under the Alaska Communications Systems Group, Inc. Non-Employee Director Stock Compensation Plan on September 30, 2004. The Form 4 was filed late on October 8, 2004.

•	Charles P. Sitkin, a director, did not file timely one Form 4 related to 1,016 derivative share equivalents of deferred common stock awarded to him under the Alaska Communications Systems Group, Inc. Non-Employee Director Stock Compensation Plan on September 30, 2004. The Form 4 was filed late on October 8, 2004.

•	Kenneth L. Sprain, an officer, did not file timely one Form 4 related to an award on February 1, 2004 of 200,000 derivative share equivalents in the form of an option grant under the Alaska Communications Systems Group, Inc. 1999 Employee Stock Incentive Plan. The Form 4 was filed late on March 8, 2004.

•	Leonard A. Steinberg, an officer, did not file timely one Form 4 related to an award on February 1, 2004 of 5,000 derivative share equivalents in the form of an option grant under the Alaska Communications Systems Group, Inc. 1999 Employee Stock Incentive Plan. The Form 4 was filed late on March 8, 2004.

•	Elizabeth Pierce, who was designated a named officer in 2003, has not filed a Form 3 as of March 2, 2005. Ms. Pierce was granted 92,500 derivative share equivalents in the form of an option grant February 1, 2004 and has acquired shares in our employee stock purchase plan. She also held 7,500 derivative share equivalents in the form of an option grant prior to being designated a named officer.

     After a thorough review of our practices, the Company has determined a need for further education of directors and officers with regard to Section 16 filing obligations and expects to revise its processes going forward to achieve better ownership reporting compliance.

Code of Ethics

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. We will provide to any person, free of charge, a copy of such code of ethics. The request must be submitted in writing to the Corporate Secretary, Alaska Communications Systems Group, Inc., 600 Telephone Avenue, Anchorage, Alaska 99503.

Item 11. Executive Compensation

Summary Compensation Table

     The table below sets forth a summary of the compensation we paid to our Chief Executive Officer and each of the four additional most highly compensated executive officers who served in such capacities as of December 31, 2004, 2003 and 2002, and one additional most highly compensated executive officer who served as an executive officer during 2003 but received his annual bonus for 2003 and certain other compensation during 2004.

					Long Term
					Compensation
					Securities
	Annual Compensation				Underlying
	Fiscal				Stock Options	All Other
Name and Principal Position	Year	Salary	Bonus	Other(1)	Shares (2)	Compensation
Liane Pelletier	2004	$519,232	$144,000	$—	—	$13,836	(3	) (5)
Chairman, Chief Executive Officer	2003	96,154	1,400,000	—	1,000,000	58,124	(4	) (5)
and President	2002	—	—	—	—	—
David Wilson	2004	206,732	120,000	—	250,000	29,947	(3	) (5)
Senior Vice President, Chief	2003	—	—	—	—	—
Financial Officer	2002	—	—	—	—	—
David C. Eisenberg	2004	259,617	58,500	—	—	58,778	(3	) (5)
Senior Vice President, Corporate	2003	28,846	100,000	—	200,000	21,199	(5)
Strategy and Developments	2002	—	—	—	—	—
Sheldon Fisher	2004	211,540	145,000	—	200,000	66,440	(3	) (5)
Senior Vice President, Sales	2003	—	—	—	—	—
and Marketing	2002	—	—	—	—	—
Kenneth L. Sprain	2004	196,924	56,000	—	200,000	10,400	(3)
Senior Vice President, Networks & IT	2003	107,308	—	—	—	32,793	(3	) (5)
Operations	2002	—	—	—	—	—
Charles E. Robinson	2004	—	500,000	—	—	56,734	(5	) (6)
Former Chairman and Chief	2003	525,012	1,000,000	125,003	—	10,400	(3)
Executive Officer	2002	500,011	250,000	—	—	10,400	(3)

(1)	Cash-out of accrued paid time off.

(2)	Options to purchase shares of common stock.

(3)	Annual contribution to the Alaska Electrical Pension Plan, a non-contributory, multi-employer defined contribution plan. Contributions in 2004 for Ms. Pelletier, and Messrs. Wilson, Eisenberg, and Fisher were, $9,533, $5,200, $8,667, and $6,067, respectively. Contributions for Mr. Sprain were $10,400 and $867 for

2004 and 2003, respectively. Contributions for Mr. Robinson were $10,400 for 2003 and 2002.

(4)	On October 6, 2003, Ms. Pelletier was granted 200,000 shares of our common stock. The market price on that day was $4.50, representing a total value of $900,000. The shares are fully vested and only restricted by the restrictions under Rule 144 grants. Ms. Pelletier also received a cash bonus in 2003 of $500,000, which was intended to represent an estimated tax “gross-up” on the $900,000 restricted stock grant.

(5)	In 2004, relocation costs of $4,303, $24,747, $50,111, $60,374 and $56,734, were paid to Ms. Pelletier and Messrs. Wilson, Eisenberg, Fisher and Robinson, respectively. In 2003, relocation costs of $58,124, $21,699, and $31,926, were paid to Ms. Pelletier and Messrs. Eisenberg, and Sprain, respectively.

(6)	During 2004, Mr. Robinson received his 2003 minimum guaranteed bonus of $250,000 and an additional bonus of $250,000 related to the successful disentanglement from the State of Alaska contract.

Option Grants in Last Fiscal Year

     The table below sets forth information as of December 31, 2004 concerning the issuance of nonqualified stock options in 2004 to each of the named executive officers listed on the Summary Compensation Table above.

		Percentage
	Number of	of Total Stock			Potential Realizable Values at
	Securities	Options			Assumed Annual Rates of
	Underlying	Granted to			Stock Price Appreciation for
	Options	Employees in	Exercise or	Expiration	Stock Option Term
Name	Granted (1)	Fiscal Year	Base Price	Date	5%	10%
David Wilson	250,000	21.2%	$4.44	3/1/2014	$698,073	$1,769,054
Sheldon Fisher	200,000	17.0%	4.35	2/22/2014	547,138	1,386,556
Kenneth Sprain	200,000	17.0%	4.35	1/31/2014	547,138	1,386,556

(1)	Time vesting nonqualified options which vest on each anniversary of the grant date ratably over five years, or on a change of control, whichever is earlier.

Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The table below sets forth, on an aggregated basis, information regarding the exercise of options to purchase our common stock by each of the current named executive officers listed on the Summary Compensation Table, above, and the value on December 31, 2004 of all unexercised options held by such individuals.

			Number of Shares		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options
	Acquired on	Value	Options at Fiscal Year End		at Fiscal Year End (1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Liane J. Pelletier	—	$—	200,000	800,000	$826,000	$3,304,000
David Wilson	—	—	—	250,000	—	1,047,500
David C. Eisenberg	—	—	40,000	160,000	150,000	600,000
Sheldon A. Fisher	—	—	—	200,000	—	856,000
Kenneth L. Sprain	—	—	—	200,000	—	856,000

(1)	The fair market value of stock options as of December 31, 2004 was assumed to be $8.63 per share, based on the publicly traded value of the security underlying the stock options.

Pension Plans

     Eligible employees, including executive officers, participate in the Alaska Electrical Pension Plan, or the AEP Plan, a non-contributory, multi-employer defined contribution retirement plan administered by a board of trustees representing the member participants. We make contributions on behalf of our employees’ in accordance with schedules based on wage rates and job classifications. Participants receive a monthly benefit upon retirement, payable for life based on the contributions made on the employee’s behalf. Actuarially equivalent alternative forms of benefits are available at the participant’s election. Participants are entitled to receive full benefits upon retirement at or after age 58 (increasing to age 60 on July 1, 2005) with at least five years of recognized service, at least one of which must be “future credited service” as defined in the AEP Plan document. Participants may elect to receive reduced benefits upon early retirement on or after age 48 (increasing to age 50 on July 1, 2005) and at least five years of recognized service, of which at least three years must be future credited service.

     Estimated annual benefits upon retirement at normal retirement age based on plan contributions through December 31, 2004 for each of the named executive officers is as follows:

Normal
Retirement
Name	Benefit
Liane Pelletier	$1,716
David Wilson	936
David C. Eisenberg	1,560
Sheldon Fisher	1,092
Kenneth L. Sprain	2,496

None of the current named executive officers are vested in the plan as of December 31, 2004.

     We also maintain separate from the AEP Plan, the Alaska Communications Systems Retirement Plan and an executive post retirement health benefit plan, both of which are frozen in terms of benefits and participation. None of our current named officers participate in either of these plans.

Compensation of Directors

     Each non-employee director is paid an annual retainer fee of $30,000. Directors are required to receive not less than 50% of their annual retainer in the form of our common stock, and may elect to receive up to 100% of their annual retainer in the form of stock. A director may also choose to defer receipt of such stock. In addition, our directors are paid $1,500 for each board of directors and/or committee meeting attended in person, except for audit committee meetings. The audit committee chair is paid $3,000 and the other committee members are paid $2,500 for each audit committee meeting attended in person. Directors are also paid $750 for each board of directors and/or committee meeting attended by phone. The stock based compensation component of directors’ compensation is provided under the Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Stock Compensation Plan.

Employment Contracts, Termination of Employment and Change in Control Arrangements

     We have entered into employment agreements with Ms. Pelletier, Mr. Eisenberg, Mr. Wilson, Mr. Fisher, Mr. Sprain and Mr. Steinberg. These arrangements are summarized below.

     Employment Agreement with Liane Pelletier. We have entered into an employment agreement with Liane Pelletier, as of September 14, 2003, pursuant to which Ms. Pelletier serves as our President and Chief Executive Officer beginning on October 6, 2003. Ms. Pelletier was also elected to our board of directors as well as to the executive committee of the board beginning on October 6, 2003. Ms. Pelletier has served as the chairman of the board of directors since January 1, 2004. Her employment agreement expires on October 6, 2008.

     Ms. Pelletier receives an annual base salary of $500,000. Ms. Pelletier is also eligible to receive a target annual bonus of $500,000 based on achieving 100% of targeted performance objectives. Subject to the terms of the applicable annual bonus plan, the actual bonus paid for any fiscal year, if earned, ranges from $200,000 to 200% of base salary based on the achievement of performance objectives determined by the Board (or a designated committee of the Board) in consultation with Ms. Pelletier for each fiscal year. Ms. Pelletier has the option to receive up to 50% of her annual bonus in our common stock based on the fair market value on the date of bonus determination. Ms. Pelletier also received a guaranteed bonus under her contract of $144,000 for 2003 which we paid in 2004. Ms. Pelletier’s employment agreement also provides for other customary benefits including eligibility to participate in fringe benefit plans, paid vacation, life and disability insurance plans and expense reimbursement.

     As part of her employment agreement, Ms. Pelletier received a cash signing bonus of $500,000 and 200,000 shares of our common stock. $350,000 of the cash signing bonus was paid on October 7, 2003 and the remaining $150,000 of the cash signing bonus was paid on January 1, 2004. Ms. Pelletier was granted 200,000 shares of our common stock on October 6, 2003. We also reimbursed Ms. Pelletier $58,124 for all reasonable and documented relocation and moving expenses from Kansas City to the Anchorage area incurred in accordance with our executive relocation policy; and Ms. Pelletier received temporary housing costs under the contract. In addition, we “grossed up” the reimbursement to Ms. Pelletier for her tax liability incurred with respect to such reimbursement of relocation expenses. Finally, we reimbursed Ms. Pelletier for temporary housing costs while she was establishing a permanent residence in Alaska.

     On October 6, 2003, Ms. Pelletier was also granted an option to purchase 1,000,000 shares of the our common stock under the agreement, with an exercise price equal to the fair market value of the common stock on that date. The option has a term of 10 years, and vests 20% per year, or upon a change of control, if earlier. Except as provided below, vesting ceases and the term of unvested options lapse upon termination of employment for any reason.

     In the event we terminate Ms. Pelletier’s employment for any reason other than a Board determination of cause or a termination for death or disability, or if Ms. Pelletier terminates her employment because of a constructive termination, Ms. Pelletier will be entitled to receive the following severance benefits under the agreement:

(i)	$1,000,000 if the termination had occurred on or before December 31, 2004;

(ii)	$750,000 if the termination occurs after December 31, 2004 and on or before December 31, 2005; or

(iii)	$500,000 if the termination occurs after December 31, 2005 and on or before October 6, 2008.

     The severance amount would be paid to Ms. Pelletier in periodic installments equal to the periodic base salary payments Ms. Pelletier was otherwise receiving from us prior to the termination until the full severance amount is paid. In addition, Ms. Pelletier would

•	receive any unpaid bonus from the previously completed fiscal year, payable when bonuses are paid to our other senior executives for such fiscal year;

•	receive a pro rata bonus (of the amount actually earned) for the year of termination, payable when bonuses are paid to our other senior executives for such year;

•	become fully vested in the next 200,000 unvested option shares;

•	receive COBRA health insurance coverage reimbursed for herself and her eligible dependents for the 18 month period following such termination; and

•	be fully reimbursed (including any tax gross-up) for the costs of relocation back to the continental United States if such relocation takes place within 12 months of the date of termination.

     Employment Agreement with David C. Eisenberg. We entered into an employment agreement with David C. Eisenberg, effective October 31, 2003, pursuant to which Mr. Eisenberg serves as Senior Vice President, Corporate Strategy and Development for us for a five year period, which will be extended automatically for successive additional one-year periods unless either we or Mr. Eisenberg gives no less than 90 days written notice of an intention not to extend the term. Mr. Eisenberg will receive an annual base salary of $250,000 during the first year of the employment period, subject to annual review in each year of the employment period thereafter. Mr. Eisenberg’s annual base salary may be increased in years following the first year of employment but may not be decreased. In addition, Mr. Eisenberg will be eligible to receive an annual bonus equal to 100% of his annual base salary based on the attainment of appropriate business targets for each fiscal year, with appropriate adjustments in the event that the Company exceeds or does not attain the business targets. Mr. Eisenberg’s employment agreement also provides for other customary benefits including eligibility to participate in fringe benefit plans, paid vacation, life and disability insurance plans and expense reimbursement.

     Mr. Eisenberg received a hiring bonus of $100,000. Mr. Eisenberg received an option to purchase 200,000 shares of our stock with an exercise price equal to the fair market value of our stock on the commencement date of his employment. The option has a term of 10 years, and vests 20% per year for the five-year period starting with the commencement of his employment with the Company, or upon a change in control, if earlier. Except as provided below, vesting ceases and the term of unvested options lapse upon termination of employment for any reason.

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

     The Company would also be obligated to provide reimbursement for the cost of personal travel for Mr. Eisenberg, his spouse and dependent family members and transport of household belongings, to a maximum of $50,000, if Mr. Eisenberg or, in the event of his death, his spouse or dependent family members, elect to relocate to the continental United States within three months of such termination

     Other Employment Agreements. We entered into an employment agreement with Leonard A. Steinberg, Vice President, General Counsel and Corporate Secretary, effective May 3, 2001. Mr. Steinberg’s employment agreement was subsequently amended on February 1, 2004. We entered into an employment agreement with Kenneth L. Sprain, Senior Vice President of Operations effective May 12, 2003, which was subsequently amended on February 1, 2004. We entered into an employment agreement with Sheldon Fisher, Senior Vice President, Sales and Product Marketing on January 23, 2004 and with David Wilson, Senior Vice President and Chief Financial Officer on February 18, 2004. The employment agreements for Messrs. Steinberg and Sprain are similar to Mr. Eisenberg’s employment agreement, except that these agreements have two-year terms, do not provide for the grant of stock options, a hiring bonus or the post-termination relocation provision in Mr. Eisenberg’s agreement. Under the respective agreements, both Mr. Sprain and Mr. Steinberg have an annual base salary of $200,000 with a target annual bonus of 100% of salary. The employment agreements for Messrs. Wilson and Fisher are also similar to Mr. Eisenberg’s agreement. The respective agreements provide for an annual base salary of $250,000 for each of Messrs. Wilson and Fisher, target annual bonuses of 100% of base salary and the grant of 250,000 stock options for Mr. Wilson and 200,000 stock options for Mr. Fisher. Mr. Fisher received a $100,000 hiring bonus and Mr. Wilson received a $75,000 hiring bonus.

     Retirement Agreement with Charles E. Robinson. Under the retirement agreement between Alaska Communications Systems Group, Inc. and Charles E. Robinson, dated as of September 14, 2003, Mr. Robinson retired as our President and Chief Executive Officer on October 6, 2003. Mr. Robinson remained on our board of directors as Chairman of the board of directors until December 31, 2003, at which time he ceased to be a member of our Board and the board of any of our affiliates. Under the retirement agreement, Mr. Robinson received the following benefits:

•	Continued base salary through December 31, 2003;

•	A lump sum amount equal to $1,000,000 on October 6, 2003;

•	A 2003 annual bonus in the amount of $250,000, which was paid in 2004;

•	An additional bonus payment of $250,000 related to the successful disentanglement from the State of Alaska contract, which was paid in 2004;

•	Reimbursement for the cost of continuing health insurance coverage under COBRA for the 18 month period following October 6, 2003; and

•	Relocation benefits of $56,734 paid to him in 2004.

In addition, we repurchased from Mr. Robinson 266,788 shares of our common stock held by him at a repurchase price per share equal to $4.73 for a total of $1,261,907. Mr. Robinson delivered the shares to us during 2004.

Compensation and Personnel Committee Interlocks and Insider Participation

     Since January 2004, the members of our Compensation and Personnel Committee have been Mr. W. Dexter Paine, III, Mr. Brian Rogers and Mr. John Egan. Mr. Paine is the President of Fox Paine & Company, LLC. Fox Paine & Company, LLC received an annual management fee in the amount of 1% of the Company’s net income before interest expense, income taxes and depreciation and amortization, calculated without regard to the fee. This fee for 2004, 2003 and 2002 was $983,368, $947,273, and $1,299,808, respectively, and was paid in cash during either March or April of the year following the year in which it was earned. Subsequent to December 31, 2004, our board of directors also approved the payment of a $2.7 million fee to Fox Paine in connection with assistance rendered in structuring a stock offering and refinancing transaction for us and for the termination of our management fee agreement with them, which we paid to Fox Paine during the first quarter of 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

     As of December 31, 2004, the number of securities remaining available for future issuance under equity compensation plans includes 2,963,152 shares under the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan, 206,979 under the ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan, and 979,646 under the Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan. All shares reserved under the non-qualified stock option agreement between Liane Pelletier and Alaska Communications Systems Group, Inc. have been awarded under outstanding options. See Note 15, “Stock Incentive Plans,” to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements for further information on our equity compensation plans.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon		compensation plans
	exercise of	Weighted-average	(excluding
	outstanding	exercise price of	securities
	options, warrants	outstanding options,	reflected in column
	and rights	warrants and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	3,000,000
Equity compensation plans not approved by security holders	3,184,454	$5.59	1,149,777

Security Ownership of Certain Beneficial Owners

     The following table provides information about the only known beneficial owners of more than five percent of our outstanding common stock as of March 2, 2005:

		Amount and nature
	Name and address of	of beneficial
Title of class	beneficial owner	ownership		Percent of class
ALSK	Fox Paine Capital, LLC	19,498,879	(1)	48.00%
	c/o Fox Paine & Company, LLC
	950 Tower Lane, Suite 501
	Foster City, CA 94404

ALSK	Fox Paine & Company, LLC	16,492,802	(1)	40.60%
	950 Tower Lane, Suite 501
	Foster City, CA 94404

ALSK	Fox Paine Capital Fund	16,251,658	(1)	40.00%
	c/o Fox Paine & Company, LLC
	950 Tower Lane, Suite 501
	Foster City, CA 94404

(1)	Fox Paine Capital, LLC is General Partner of Fox Paine Capital Fund L.P. and FPC Investors, L.P., and the Managing Member of ALEC Coinvestment Fund I, LLC, ALEC Coinvestment Fund II, LLC, ALEC Coinvestment Fund III, LLC, ALEC Coinvestment IV, LLC, and ALEC Coinvestment Fund V, LLC and possesses voting and investment power over all shares held by each of these entities. Fox Paine Capital, LLC is not the record owner of any shares of our common stock. Fox Paine & Company, LLC is the manager of Fox Paine Capital Fund, L.P. and FPC Investors, L.P. Fox Paine & Company, LLC is not the record owner of any shares of our common stock.

Security Ownership of Management

     The following table sets forth the number of shares of our common stock beneficially owned as of March 2, 2005, by:

•	each director;

•	each executive officer named in the Summary Compensation Table; and

•	all of the directors and executive officers as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. Each person has sole voting and investment power with respect to the shares indicated except as otherwise stated in the footnotes to the table.

	Name of beneficial		Other beneficial	Acquirable within
Title of class	owner	Shares owned	ownership	60 days	Total		Percent of class
Directors:
ALSK	Liane Pelletier	202,959	—	200,000	402,959		1.00%
ALSK	W. Dexter Paine	—	19,598,879	25,871	19,624,750	(1)	48.30%
ALSK	Saul A. Fox	17,633	19,598,879	5,004	19,621,516	(1)	48.30%
ALSK	Wray T. Thorn	—		26,437	26,437		*
ALSK	Byron I. Mallott	14,731	—	—	14,731		*
ALSK	Brian Rogers	1,000	—	18,507	19,507		*
ALSK	Charles. P. Sitkin	—	—	3,433	3,433		*
ALSK	John M. Egan	3,220	—	—	3,220		*
ALSK	Patrick Pichette	3,296	—	—	3,296		*
ALSK	Gary R. Donahee	—	—	—	—		*

Non-Director Executive Officers:
ALSK	David Wilson	—	—	50,000	50,000		*
ALSK	David C. Eisenberg	—	—	40,000	40,000		*
ALSK	Sheldon Fisher	—	—	40,000	40,000		*
ALSK	Ken Sprain	2,350	—	40,000	42,350		*
ALSK	All directors and	245,189	19,598,879	449,252	20,293,320	(1)	49.80%
	named executive
	officers as a group
	(13 persons)

*	The percentage of shares beneficially owned does not exceed 1% of the class.

(1)	Messrs. Fox and Paine are members of Fox Paine Capital, LLC and share voting power of Fox Paine Capital, LLC. In addition, Messrs. Fox and Paine are the managing members of Bucks Capital, LLC. Bucks Capital, LLC is an investment vehicle created for the purposes of allowing selected members of Fox Paine & Company, LLC to invest primarily in selected portfolio companies in which investment funds managed by Fox Paine & Company, LLC invest. None of the shares shown as beneficially owned by Messrs. Fox and Paine are owned by record of these individuals. Messrs. Fox and Paine each disclaim beneficial ownership of the shares owned by Bucks Capital, LLC or the entities of which Fox Paine Capital, LLC is General Partner or Managing Member, except to the extent of their respective pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions

     Fox Paine & Company, our largest stockholder, received an annual management fee in the amount of 1% of our net income before interest expense, interest income, income taxes, depreciation and amortization, and equity in earnings (loss) of investments, calculated without regard to the fee pursuant to an agreement dated May 14, 1999. The management fee expense for 2004, 2003 and 2002 was $942,810, $930,416 and $1,316,000 respectively. The management fee payable at December 31, 2004 and 2003 was $945,539 and $950,002 respectively. The annual management fee obligation to Fox Paine was terminated effective for periods beginning after December 31, 2004 as partial consideration for a $2.7 million transaction fee paid to Fox Paine in February 2005 in connection with assistance rendered in structuring a stock offering and refinancing transaction for us which was completed during the first quarter of 2005. The transaction fee agreement terms were approved by our board of directors. See Note 23, “Subsequent Events,” to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements, for further discussion.

     Our board of directors approved the payment to Fox Paine & Company of a fee equal to 1% of the gross proceeds generated from the sale of the our Directories Business upon closing such sale, plus expenses in connection with such transaction, including the reimbursement by us of the $250,000 consulting fee and transaction bonus paid to an officer under the agreement described below. We paid Fox Paine & Company a fee of $2.1 million on May 8, 2003.

     Fox Paine & Company entered into a consulting agreement with one of our officers for services rendered for our benefit related to the sale of our Directories Business. Under this agreement, the officer was paid a lump sum consulting fee and transaction bonus of $250,000 in May 2003. As described above, Fox Paine & Company was reimbursed for this expense.

     In August 2003, our board of directors also approved the payment of a fee equal to 1% of the gross proceeds generated from the refinancing of our debt. We paid Fox Paine & Company $3.8 million on August 28, 2003.

     On September 19, 2003, Fox Paine entered into a consulting agreement with one of our retiring officers. The consulting term began on January 1, 2004, continued for one year, and was terminated on December 31, 2004. During the consulting term, the retired officer advised Fox Paine on and evaluated potential opportunities in the telecommunications industry, and Fox Paine paid the former officer a monthly fee of $20,000 for those services.

     Two of our directors, Messrs. Saul A. Fox and W. Dexter Paine, III are co-founders of Fox Paine and currently serve as Fox Paine’s Chief Executive Officer and President. A third director, Mr. Wray T. Thorn, is a former director of Fox Paine.

     On April 17, 2001, we issued an interest bearing note receivable to one of our officers totaling $328,000. The note bore interest at the Mid-Term Applicable Federal Rate and was due on April 15, 2005. The note was secured by a pledge of 100,000 shares of our stock held in the officer’s name. In accordance with an addendum to the officer’s employment agreement dated May 3, 2001, the loan was to be forgiven ratably over a three year period ending April 16, 2004. Accordingly, $114,000 was forgiven on April 16, 2002 and recognized as compensation expense. Upon the closing of the sale of the our Directories Business on May 8, 2003 for which the officer received a fee of $840,000, he waived certain rights under his employment agreement, including the forgiveness terms of this indebtedness that would have occurred during 2003 and 2004. On May 8, 2003, the officer paid off the note balance of $238,000, including accrued interest.

     During 2003, we spun off our Directory Business to ACS Media LLC and subsequently sold 99.9% of its interest in ACS Media LLC to the public through a Canadian income fund. As part of that transaction, we entered into several long-term contracts with ACS Media LLC, including a 50-year publishing agreement, a 50-year license agreement, a 45-year non-compete agreement, and a 10-year billing and collection agreement. At December 31, 2004, and 2003, respectively, we had recorded in accounts payable – affiliates $3.0 million and $2.9 million due to ACS Media LLC under these contracts, primarily under the billing and collection agreement. We have a right to minority representation of one manager of the permitted nine managers of ACS Media LLC so long as its contracts with ACS Media LLC are in effect. Currently, Leonard A. Steinberg, one of our officers, is a manager of ACS Media LLC.

     On September 14, 2003, we entered into an agreement with a retiring officer to reacquire approximately 267,000 shares of our stock owned by the officer in January 2004 at a purchase price per share equal to the highest average closing price of a share of our stock during any 5-consecutive day trading period in January 2004. The officer delivered the shares to us in 2004, and we made repurchase payments totaling $1,262,000 to the officer in four equal quarterly installments commencing on March 31, 2004. Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the obligation was initially measured at fair value. If the obligation had been settled on December 31, 2003, we would have paid $1,265,000 for those shares and, accordingly, $1,265,000 was included in Accounts payable - affiliates on our Consolidated Balance Sheets at that date. As of December 31, 2003, we classified the 267,000 shares as shares subject to mandatory redemption within stockholders’ equity on the Consolidated Balance Sheets.

     On May 14, 1999, we entered into a stockholders’ agreement with Fox Paine Capital Fund, investors affiliated with Fox Paine Capital Fund and several non-fund investors, including co-investors and some of our former officers. Under the stockholders’ agreement, subject to limited exceptions, Fox Paine Capital Fund and its affiliates, as a group, may make up to six demands for registration under the Securities Act of their shares of common stock, and we are obligated to bear the fees and expenses of such registration and offering other than underwriting discounts.

Item 14. Principal Accountant Fees and Services

Audit Fees

     The Sarbanes-Oxley Act passed by Congress in July of 2002, requires that the audit committee be directly responsible for the appointment, compensation, and oversight of the independent auditor. At a meeting of the Audit Committee held in April 27, 2004, the Committee unanimously approved the appointment of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2004. Deloitte & Touche LLP has examined our financial statements since 1999. The following summarizes the fees paid by us to Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for services rendered during 2004 and 2003:

	2004	2003
Audit Fees	$544,000	$697,131
Audit Related Fees	779,182	113,215
Tax Fees	—	4,885
All Other Fees	—	207,661

Total	$1,323,182	$1,022,892

     Audit Fees – This category includes the audit of our annual financial statements, the reviews of the condensed financial statements included in our quarterly reports on Form 10-Q and services for SEC filings related to our debt refinancing in 2003.

     Audit-Related Fees – This category includes services associated with an S-3 registration statement in 2004 and a cost allocation manual audit and services related to correspondence with the SEC in relation to their review of our annual report on Form 10-K and quarterly reports on Form 10-Q during 2003.

     Tax Fees – This category includes tax compliance, tax planning, and general tax advice.

     All Other Fees – This category includes fees associated with a special forensic audit during 2003.

     The Audit Committee of the Board of Directors has considered whether Deloitte & Touche’s provision of services other than services rendered in connection with the audit of our annual financial statements is compatible with maintaining Deloitte & Touche’s independence. In January 2003, the Audit Committee implemented a process of pre-approval of engagements of Deloitte & Touche for services as required by the Sarbanes-Oxley Act of 2002 and related rules issued by the SEC. All services engaged after January 2003 by Deloitte & Touche were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

Our consolidated financial statements are submitted as a separate section of this Form 10-K. See Index to Consolidated Financial Statements and Schedule which appears on page F-1 hereof.

2. Financial Statement Schedule

Our financial statement schedules for the Company and its subsidiaries are submitted as a separate section of this Form 10-K. See Index to Consolidated Financial Statements and Schedule which appears on page F-1 hereof.

(b)	Exhibits

Exhibit
No.	Description

2.1	Purchase Agreement, dated as of August 14, 1998, as amended, by and among ALEC Acquisition Sub Corp., CenturyTel of the Northwest, Inc. and CenturyTel Wireless, Inc. (1)
2.2	Asset Purchase Agreement, dated as of October 20, 1998, by and between Alaska Communications Systems, Inc. and the Municipality of Anchorage (1)
3.1	Amended and Restated Certificate of Incorporation of the Registrant (3)
3.2	Amended and Restated By-Laws of the Registrant (3)
4.1	Specimen of Common Stock Certificate (3)
4.2	Stockholders’ Agreement, dated as of May 14, 1999, by and among the Registrant and the Investors listed on the signature pages thereto (1)
4.3	First Amendment to Stockholders’ Agreement, dated as of July 6, 1999, by and among the Registrant and the Stockholders listed on the signature pages thereto (1)
4.4	Second Amendment to Stockholders’ Agreement, dated as of November 16, 1999 by and among the Registrant and the Stockholders listed on the signature pages thereto (3)
4.5	Indenture, dated as of May 14, 1999, by and between Alaska Communications Systems Holdings, Inc., the Guarantors (as defined therein) and IBJ Whitehall Bank & Trust Company (1)
4.6	Purchase Agreement, dated as of May 11, 1999, by and among Alaska Communications Systems Holdings, Inc., the Guarantors, Chase Securities Inc., CIBC World Markets Corp. and Credit Suisse First Boston Corporation (1)
4.7	Indenture, dated as of May 14, 1999, by and between the Registrant and The Bank of New York (1)
4.8	First Amendment, dated as of October 29, 1999, to Indenture listed as Exhibit No. 4.7 (2)
4.9	Form of Second Amendment dated as of November 17, 1999 to Indenture listed as Exhibit No. 4.7 (3)
4.10	Purchase Agreement, dated as of May 11, 1999, by and among the Registrant, DLJ Investment Partners, L.P., DLJ Investment Funding, Inc. and DLJ ESC II, L.P. (1)
4.11	Indenture, dated as of August 26, 2003, among Alaska Communications Systems Holdings, Inc., as Issuer, the Guarantors (as defined therein) and The Bank of New York, as trustee. (4)
4.12	Supplemental Indenture to Indenture listed as Exhibit No. 4.11, dated January 25, 2005, among the Company, Alaska Communications Systems Holdings, Inc., the guarantors party thereto and The Bank of New York, as trustee (6)
4.13	Supplemental Indenture to Indenture listed as Exhibit No. 4.5, dated January 25, 2005, among the Company, Alaska Communications Systems Holdings, Inc., the guarantors party thereto and The Bank of New York, as trustee (6)
10.1	Exchange and Registration Rights Agreement, dated as of May 14, 1999, by and among Alaska Communications Systems Holdings, Inc., the Guarantors, Chase Securities Inc., CIBC World Markets Corp. and Credit Suisse First Boston Corporation (1)
10.2	Exchange and Registration Rights Agreement, dated as of May 14, 1999, by and among the Registrant, DLJ Investment Partners, L.P., DLJ Investment Funding, Inc. and DLJ ESC II L.P. (1)
10.3	ALEC Holdings, Inc. 1999 Stock Incentive Plan (1)
10.4	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan (3)
10.5	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan (3)
10.6	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan (3)
10.7	Exchange and Registration Rights Agreement, dated August 26, 2003, by and among Alaska Communications Systems Holdings, Inc., the Guarantors and J.P. Morgan Securities Inc. for itself and on behalf of CIBC World

Exhibit
No.	Description
Markets Corp., Citigroup Global Markets Inc., Jefferies & Company, Inc. and Raymond James & Associates, Inc. (4)
10.8	Credit Agreement, dated August 26, 2003, among Alaska Communications Systems Group, Inc., Alaska Communications Systems Holdings, Inc., as the Borrower, the Lenders Party thereto and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, CIBC World Markets Corp., as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent, and J.P. Morgan Securities Inc., as Arranger. (4)
10.9	Retirement Agreement, dated as of September 14, 2003, between Alaska Communications Systems Group, Inc. and Charles E. Robinson. (4)
10.10	Executive Employment Agreement, dated as of September 14, 2003, between Alaska Communications Systems Group, Inc. and Liane Pelletier. (4)
10.11	Settlement Agreement and Mutual Release, dated October 14, 2003, by and between the State of Alaska and Alaska Communications Systems Group, Inc. (4)
10.12	Executive Employment Agreement, dated as of October 17, 2003, between Alaska Communications Systems Group, Inc. and David C. Eisenberg. (5)
10.13	Executive Employment Agreement, dated as of January 23, 2004 between Alaska Communications Systems Group, Inc. and Sheldon Fisher. (10)
10.14	Executive Employment Agreement, dated as of February 18, 2004 between Alaska Communications Systems Group, Inc. and David Wilson. (10)
10.15	Credit Agreement, dated February 1, 2005, among the Company, ACSH, the lenders named therein and Canadian Imperial Bank of Commerce, as Administrative Agent. (7)
10.16	Agreement, dated January 26, 2005, between Alaska Communications Systems Holdings, Inc. and Fox Paine & Company, LLC. (8)
10.17	Master Agreement, dated November 7, 1999, by and between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union 1547. (9)
10.18	Letter Agreement, dated March 1, 2005, by and between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union 1547. (9)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.
31.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act if 2002.
31.2	Certification of David Wilson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act if 2002.
32.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act if 2002.
32.2	Certification of David Wilson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1	Amended and restated Audit Committee Charter of Alaska Communications Systems Group, Inc. and Alaska Communications Systems Holdings, Inc. (10)

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 file No. 333-82361 and incorporated by reference thereto.

(2)	Filed as an exhibit to the Registrant’s Form 8-K filed on November 5, 1999 and incorporated by reference thereto.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1/A file No. 333-888753 filed on November 17, 1999 and incorporated by reference thereto.

(4)	Filed as an exhibit to Alaska Communications Systems Holdings, Inc. Registration Statement on Form S-4 file No. 333-109927 filed on October 23, 2003 and incorporated by reference thereto.

(5)	Filed as an exhibit to Alaska Communications Systems Holdings, Inc. Registration Statement on Form S-4/A file No. 333-109927 filed on January 21, 2004 and incorporated by reference thereto.

(6)	Filed as an exhibit to the Registrant’s Form 8-K filed on January 26, 2005 and incorporated by reference thereto.

(7)	Filed as an exhibit to the Registrant’s Form 8-K filed on February 2, 2005 and incorporated by reference thereto.

(8)	Filed as an exhibit to the Registrant’s Form 8-K filed on January 27, 2005 and incorporated by reference thereto.

(9)	Filed as an exhibit to the Registrant’s Form 8-K filed on March 7, 2005 and incorporated by reference thereto.

(10)	Filed as an exhibit to Alaska Communications Systems Group, Inc. Form 10-K filed on March 30, 2004 and incorporated by reference thereto.

SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2005

Alaska Communications Systems Group, Inc.
By:	/s/ Liane Pelletier
Liane Pelletier
Chief Executive Officer, Chairman of the Board and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Liane Pelletier Liane Pelletier	Chief Executive Officer, Chairman of the Board and President	March 7, 2005
/s/ David Wilson David Wilson	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 7, 2005
/s/ Kenneth L. Sprain Kenneth L. Sprain	Senior Vice President, Network and IT Operations	March 7, 2005
/s/ David C. Eisenberg David C. Eisenberg	Senior Vice President, Corporate Strategy and Development	March 7, 2005
/s/ Sheldon Fisher Sheldon Fisher	Senior Vice President, Sales and Product Marketing	March 7, 2005
/s/ Kevin P. Hemenway Kevin P. Hemenway	Senior Vice President, Corporate Projects	March 7, 2005
/s/ Leonard A. Steinberg Leonard A. Steinberg	Vice President, General Counsel and Corporate Secretary	March 7, 2005
/s/ Elizabeth E. Pierce Elizabeth E. Pierce	Vice President, Human Resources and Facilities Services	March 7, 2005
/s/ Byron I. Mallott Byron I. Mallott	Director	March 7, 2005
/s/ Brian Rogers Brian Rogers	Director	March 7, 2005
/s/ W. Dexter Paine, III W. Dexter Paine, III	Director	March 7, 2005
/s/ Saul A. Fox Saul A. Fox	Director	March 7, 2005
/s/ Wray T. Thorn Wray T. Thorn	Director	March 7, 2005
/s/ Charles P. Sitkin Charles P. Sitkin	Director	March 7, 2005
/s/ John M. Egan John M. Egan	Director	March 7, 2005
/s/ Patrick Pichette Patrick Pichette	Director	March 7, 2005
/s/ Gary R. Donahee Gary R. Donahee	Director	March 7, 2005

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Alaska Communications Systems Group, Inc.
Anchorage, Alaska

     We have audited the consolidated balance sheets of Alaska Communications Systems Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alaska Communications Systems Group, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon

March 7, 2005

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
December 31, 2004 and 2003
(In Thousands, Except Per Share Amounts)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$85,860	$97,798
Restricted cash	4,690	3,635
Accounts receivable-trade, net of allowance of $4,869 and $4,865	39,413	41,718
Materials and supplies	6,623	10,099
Prepayments and other current assets	3,724	5,850

Total current assets	140,310	159,100
Property, plant and equipment	1,061,767	1,041,904
Less: Accumulated depreciation and amortization	649,455	603,760

Property, plant and equipment, net	412,312	438,144
Goodwill	38,403	38,403
Intangible assets, net	21,871	22,055
Debt issuance costs, net	15,482	18,939
Deferred charges and other assets	8,749	8,750

Total assets	$637,127	$685,391

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$2,298	$1,982
Accounts payable-affiliates	3,973	5,082
Accounts payable, accrued and other current liabilities	53,843	47,303
Income taxes payable	—	1,095
Advance billings and customer deposits	8,948	8,766

Total current liabilities	69,062	64,228
Long-term obligations, net of current portion	523,591	548,238
Other deferred credits and long-term liabilities	77,916	71,065
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, no par, 5,000 authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 145,000 shares authorized, 35,245 and 33,611 shares issued and 30,695 and 29,343 outstanding, respectively	352	336
Common stock, $.01 par value; 0 and 267 shares subject to mandatory redemption	—	(1,198)
Treasury stock, 4,549 and 4,268 shares, respectively, at cost	(18,443)	(17,118)
Paid in capital in excess of par value	282,272	278,181
Accumulated deficit	(293,092)	(253,798)
Accumulated other comprehensive loss	(4,531)	(4,543)

Total stockholders’ equity (deficit)	(33,442)	1,860

Total liabilities and stockholders’ equity (deficit)	$637,127	$685,391

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

	2004	2003	2002
Operating revenues:
Local telephone	$211,187	$215,686	$226,697
Wireless	56,694	46,548	43,180
Directory	—	11,631	33,604
Internet	20,173	33,026	20,847
Interexchange	14,653	16,956	16,066

Total operating revenues	302,707	323,847	340,394
Operating expenses:
Local telephone (exclusive of depreciation and amortization)	127,918	116,653	114,832
Wireless (exclusive of depreciation and amortization)	37,918	31,064	29,352
Directory (exclusive of depreciation and amortization)	—	5,249	14,170
Internet (exclusive of depreciation and amortization)	25,739	45,523	31,299
Interexchange (exclusive of depreciation and amortization)	19,773	25,542	23,647
Contract termination and asset impairment charges	—	54,858	—
Depreciation and amortization	78,387	82,185	82,940
Loss (gain) on disposal of assets, net	2,854	(112,622)	2,163
Goodwill impairment loss	—	—	64,755

Total operating expenses	292,589	248,452	363,158

Operating income (loss)	10,118	75,395	(22,764)
Other income and expense:
Interest expense	(51,288)	(71,470)	(51,704)
Interest income and other	1,641	(10,191)	2,203

Total other income (expense)	(49,647)	(81,661)	(49,501)

Loss before income taxes, discontinued operations and cumulative effect of change in accounting principle	(39,529)	(6,266)	(72,265)
Income tax benefit (expense)	219	(1,095)	—
Equity in income of investments	16	783	—

Loss from continuing operations	(39,294)	(6,578)	(72,265)
Loss from discontinued operations	—	(52)	(7,632)

Loss before cumulative effect of change in accounting principle	(39,294)	(6,630)	(79,897)
Cumulative effect of change in accounting principle	—	—	(105,350)

Net loss	$(39,294)	$(6,630)	$(185,247)

Loss per share — basic and diluted:
Loss from continuing operations	$(1.33)	$(0.22)	$(2.30)
Loss from discontinued operations	—	—	(0.24)
Cumulative effect of change in accounting principle	—	—	(3.35)

Net loss	$(1.33)	$(0.22)	$(5.89)

Weighted average shares outstanding:
Basic	29,592	29,980	31,464

Diluted	29,592	29,980	31,474

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
and Comprehensive Income (Loss)
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

		Shares		Paid in		Accumulated
		Subject to		Capital in		Other
	Common	Mandatory	Treasury	Excess of	Accumulated	Comprehensive	Stockholders'
	Stock	Redemption	Stock	Par	Deficit	Loss	Equity (Deficit)
Balance, January 1, 2002	$332	$—	$(9,735)	$276,840	$(61,921)	$(13,829)	$191,687
Components of comprehensive loss:
Net loss	—	—	—	—	(185,247)	—	(185,247)
Minimum pension liability adjustment	—	—	—	—	—	(2,342)	(2,342)
Interest rate swap marked to market	—	—	—	—	—	(2,715)	(2,715)

Total comprehensive loss							(190,304)
Issuance of 260 shares of common stock, $.01 par	2	—	—	970	—	—	972
Purchase of 1,205 shares of treasury stock	—	—	(2,347)	—	—	—	(2,347)

Balance, December 31, 2002	334	—	(12,082)	277,810	(247,168)	(18,886)	8
Components of comprehensive income:
Net loss	—	—	—	—	(6,630)	—	(6,630)
Minimum pension liability adjustment	—	—	—	—	—	191	191
Interest rate swap marked to market	—	—	—	—	—	14,152	14,152

Total comprehensive income							7,713
Issuance of 130 shares of common stock, $.01 par	2	—	—	265	—	—	267
Grant of 200 shares from treasury stock	—	—	794	106	—	—	900
Purchase of 1,732 shares of treasury stock	—	—	(5,830)	—	—	—	(5,830)
267 shares subject to mandatory
redemption	—	(1,198)	—	—	—	—	(1,198)

Balance, December 31, 2003	336	(1,198)	(17,118)	278,181	(253,798)	(4,543)	1,860
Components of comprehensive loss:
Net loss	—	—	—	—	(39,294)	—	(39,294)
Minimum pension liability adjustment	—	—	—	—	—	12	12

Total comprehensive loss							(39,282)
Purchase of 267 shares subject to mandatory redemption	—	1,198	(1,262)	—	—	—	(64)
Purchase of 14 shares of treasury stock, $.01 par	—	—	(63)	—	—	—	(63)
Dividends declared				(5,694)			(5,694)
Issuance of 1,634 shares of common stock, $.01 par	16	—	—	9,785	—	—	9,801

Balance — December 31, 2004	$352	$—	$(18,443)	$282,272	$(293,092)	$(4,531)	$(33,442)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(In Thousands)

	2004	2003	2002
Cash Flows from Operating Activities:
Net loss	$(39,294)	$(6,630)	$(185,247)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on discontinued operations	—	52	7,632
Cumulative effect of change in accounting principle	—	—	105,350
Depreciation and amortization	78,387	82,185	82,940
Loss (gain) on disposal of assets and asset impairment charges, net	2,854	(48,863)	2,163
Goodwill impairment loss	—	—	64,755
Amortization of debt issuance costs and original issue discount	6,088	17,048	4,524
Non-cash stock based compensation expense	—	900	—
Other non-cash expenses	12	4,118	—
Other deferred credits	3,048	1,643	3,073
Changes in components of working capital:
Accounts receivable and other current assets	7,907	7,451	(4,722)
Accounts payable and other current liabilities	(1,176)	(6,380)	(12,460)
Other	1	(1,072)	(1,375)
Net cash used in discontinued operations	—	(41)	(649)

Net cash provided by operating activities	57,827	50,411	65,984
Cash Flows from Investing Activities:
Construction and capital expenditures	(51,422)	(48,566)	(68,434)
Net proceeds from sale of business unit	—	155,269	—
Release of funds from escrow	—	3,539	3,706
Placement of funds in escrow	(1,055)	(3,725)	—
Issuance of note receivable	—	—	(15,000)

Net cash provided (used) by investing activities	(52,477)	106,517	(79,728)
Cash Flows from Financing Activities:
Payments on long-term debt	(26,962)	(434,102)	(7,328)
Proceeds from issuance of long-term debt	—	375,970	—
Debt issuance costs	—	(14,000)	—
Issuance of common stock	9,801	267	972
Purchase of treasury stock	(127)	(5,830)	(2,347)

Net cash used by financing activities	(17,288)	(77,695)	(8,703)
Increase (decrease) in cash	(11,938)	79,233	(22,447)
Cash and cash equivalents at beginning of the year	97,798	18,565	41,012

Cash and cash equivalents at the end of the year	$85,860	$97,798	$18,565

Supplemental Cash Flow Data:
Interest paid, net of capitalized interest	$45,470	$51,372	$46,930
Income taxes paid, net of refund	876	—	—
Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$—	$2,340	$4,187
Minimum pension liability adjustment	(12)	(191)	(2,342)
Interest rate swap marked to market	—	14,152	(2,715)
Dividend declared, but not paid	(5,694)	—	—

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
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

     The accompanying consolidated financial statements for the Company are as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 and represent the consolidated financial position, results of operations and cash flows principally of ACS Group and the following wholly owned subsidiaries:

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

     A summary of significant accounting policies followed by the Company is set forth below:

Basis of Presentation

     The consolidated financial statements include all majority-owned subsidiaries. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 2003 and 2002 financial statements to make them conform to the current presentation.

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
Years Ended December 31, 2004, 2003 and 2002
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

Property, Plant and Equipment

     Telephone plant is stated substantially at original cost of construction. Telephone plant retired in the ordinary course of business, together with the cost of removal, less salvage, is charged to accumulated depreciation with no gain or loss recognized. Renewals and betterments of telephone plant are capitalized while repairs, as well as renewals of minor items, are charged to operating expense as incurred. The Company provides for depreciation of telephone plant on the straight-line method, using rates approved by regulatory authorities. The composite annualized rate of depreciation for all classes of telephone property, plant, and equipment was 6.1%, 7.0%, and 7.4% for 2004, 2003 and 2002, respectively.

     Non-Telephone plant is stated at purchased cost and, when sold or retired, a gain or loss is recognized. Depreciation of such property is provided on the straight-line method over its estimated service life ranging from three to 20 years.

     The Company is the lessee of equipment and buildings under capital leases expiring in various years through 2019. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the lower of their related lease terms or the estimated productive lives. Amortization of assets under capital leases is included in depreciation and amortization expense for 2004, 2003 and 2002.

Debt Issuance Costs

     Underwriting, legal, accounting, printing, and other fees and expenses associated with the issuance of the Company’s senior credit facility, senior subordinated notes, senior unsecured notes and senior discount debentures are being amortized using the straight-line method which approximates the effective interest method, over the term of the debt. During 2004, the Company extinguished early its 13% senior discount debentures which resulted in a write off to expense of $330 of debt issuance costs. During 2003, the Company extinguished early its old bank credit facility which resulted in a write off to expense of $13,052 of debt issuance costs. Debt issuance costs amortization included in interest expense for 2004, 2003 and 2002 was $3,457, $16,591, and $4,239, respectively.

Original Issue Discounts

     Certain debt instruments of the Company have been issued below their face value, resulting in original issue discounts that are recorded net in long-term debt. These original issue discounts are amortized using the effective interest method. During 2004, the Company extinguished early its 13% senior discount debentures which resulted in a write off to expense of $1,968 of original issue discount. Original issue discount amortization included in interest expense for 2004, 2003 and 2002 was $2,631, $457, and $285, respectively.

Treasury Stock

     The Company was authorized by its Board of Directors in November 2003 to repurchase up to $10,000 of its common stock. ACS Group acquired 119 shares of its common stock for $535 under this authorization, which expired on December 31, 2004. During 2002, the Company was authorized by its Board of Directors to repurchase up to $15,000 of its common stock. ACS Group acquired 2,832 shares of its common shares for $7,705 under this authorization, which expired in November 2003. The treasury stock acquired under these authorizations is being held for general corporate purposes. The Company funded the grant of 200 shares of stock to an officer of the Company using treasury stock in October 2003.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

     Substantially all recurring service revenues are billed one month in advance and are deferred until earned. Nonrecurring and usage sensitive revenues are billed in arrears and are recognized when earned. Additionally, the Company establishes estimated bad debt reserves against uncollectible revenues incurred during the period. During 2004, 2003 and 2002, one customer accounted for 12%, 10% and 11%, respectively, of consolidated revenues, and no other customer accounted for more than 10% of consolidated revenue.

     In October and November 2001, under two separate regulatory orders, ACSA was authorized to implement interim and refundable rate increases for both loop rental rates on unbundled network elements and for local service revenue. The Company recognized $3,753 and $4,940 of revenue during 2003 and 2002, respectively, associated with these rate increase authorizations. Interim and refundable local service rates were made permanent by a Regulatory Commission of Alaska (“RCA”) order during 2004 and, as a result, there is no longer a refund obligation associated with these rates. Additionally, final Anchorage loop rates were implemented during 2004 that are in excess of the interim and refundable loop rates approved during 2001, making any future refund obligation unlikely.

     Access revenue is recognized when earned. The Company participates in toll revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. During the second quarter of 2002, the Company recognized as revenue $11,066 of previously deferred interstate access revenue and reversed $1,673 of interest expense previously accrued thereon as a result of a favorable ruling by the District of Columbia Court of Appeals related to a dispute on interstate access rates for the Anchorage market. At December 31, 2004 and 2003, the Company had recorded liabilities totaling $18,557 and $15,211, respectively, related to its estimate of refundable access revenue.

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
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Regulatory Accounting and Regulation (Continued)

     The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction, which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $34,972 and $17,231 as of December 31, 2004 and 2003, respectively, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. The Company has also deferred as a regulatory asset $894 of costs incurred in connection with regulatory rate making proceedings, which is being amortized over three years starting in 2003. The remaining balance of this regulatory asset was $298 at December 31, 2004. If the Company were not following SFAS No. 71, these costs would have been charged to expense as incurred. The Company also has a regulatory liability of $54,349 and $50,546 at December 31, 2004 and 2003, respectively, related to accumulated removal costs. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143 for asset retirement obligations associated with its regulated telephone plant. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles.

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

Comprehensive Income (Loss)

     Comprehensive income (loss) represents net income (loss) plus the results of certain stockholders’ equity changes from non-owner sources not reflected in the consolidated statements of operations.

Dividend Policy

     During the fourth quarter of 2004, the Company adopted a dividend policy. In accordance with that dividend policy, the Company intends to pay quarterly dividends at an annual rate of $0.74 per share for the first full year following the adoption of the policy, which it expects to review on at least an annual basis. The Company declared its first dividend on October 28, 2004, which was paid on January 19, 2005 to stockholders of record at the close of business on December 31, 2004. As of December 31, 2004, $5,694 of dividends payable was accrued based on 30,695 shares outstanding and 79 shares of non-employee stock-based compensation deferred at the record date. Prior to announcing this dividend the Company had no history of paying dividends. Dividends on the Company’s common stock are not cumulative.

Stock Incentive Plans

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock incentive plans. Accordingly, no compensation costs were recognized in operations in 2004, 2003 or 2002 related to options as all options were granted with exercise prices equal to or greater than fair value on the date of grant. If compensation costs had been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss and net loss per share on a pro forma basis for 2004, 2003 and 2002 would have been as follows:

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Incentive Plans (Continued)

	2004	2003	2002
Net loss:
As reported	$(39,294)	$(6,630)	$(185,247)
Pro forma	(40,381)	(6,787)	(186,702)
Net loss per share — basic and diluted:
As reported	$(1.33)	$(0.22)	$(5.89)
Pro forma	(1.36)	(0.23)	(5.93)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants:

	2004	2003	2002
Risk free rate	4.13%	3.39%	2.88%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility factor	40.8%	55.5%	60.8%
Expected option life (years)	6.1	6.8	6.1

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (ARB) No. 51.” In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R). FIN 46R provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The Company was required to apply FIN 46R by the end of the first reporting period after March 15, 2004, for entities which were created before February 1, 2003. The adoption of FIN 46R was immediate for variable interest entities created after January 31, 2003. The Company evaluated the provisions of FIN 46R and determined that it does not have any variable interest entities that require consolidation in our financial statements.

     In December 2004, the FASB issued SFAS No. 123(Revised), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”
SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will be effective in the Company’s third quarter ending September 30, 2005. Management has not yet determined the impact that SFAS 123(R) will have on its financial position and results of operations, but expects that the stock incentive plans disclosure above provides a reasonable measure of the expected annual impact.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

2. ACCOUNTS RECEIVABLE

     Accounts receivable — trade consists of the following at December 31, 2004 and 2003:

	2004	2003
Accounts receivable — trade:
Customers	$30,892	$31,916
Connecting companies	8,579	9,842
Other	4,811	4,825

	44,282	46,583
Less: allowance for doubtful accounts	4,869	4,865

Accounts receivable — trade, net	$39,413	$41,718

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant, and equipment consists of the following at December 31, 2004 and 2003:

	2004	2003
Property, plant and equipment:
Land, buildings and support assets	$193,073	$191,314
Central office switching and transmission	300,624	296,253
Outside plant cable and wire facilities	479,491	466,019
Wireless switching and transmission systems	69,083	54,524
Other	2,403	3,490
Assets held for future use	—	3,599
Construction work in progress	17,093	26,705

	1,061,767	1,041,904
Less: Accumulated depreciation and amortization	649,455	603,760

Property, plant and equipment, net	$412,312	$438,144

     The following is a summary of property held under capital leases included in the above property, plant and equipment:

	2004	2003
Property held under capital leases:
Land, buildings and support assets	$14,627	$14,624
Outside plant cable and wire facilities	2,115	2,115

	16,742	16,739
Less: Accumulated depreciation and amortization	7,136	6,090

Property held under capital leases, net	$9,606	$10,649

     Amortization of assets under capital leases included in depreciation expense in 2004, 2003 and 2002 was $1,046, $1,740 and $2,333, respectively.

     The Company leases various land, buildings, right-of-ways and personal property under operating lease agreements. Rental expenses under operating leases for 2004, 2003 and 2002 were $3,515, $3,049 and $3,733, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

3. PROPERTY, PLANT AND EQUIPMENT (Continued)

     Future minimum payments under these leases for the next five years and thereafter are as follows:

2005	$2,194
2006	1,394
2007	995
2008	784
2009	686
Thereafter	726

$6,779

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

     SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. The second step of the goodwill impairment test compares the implied fair value of goodwill of the reporting unit with the carrying amount of that goodwill. The implied fair value of a reporting unit’s goodwill is the excess of the fair value of a reporting unit over the amounts assigned to assets and liabilities. If the carrying value amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

     Also pursuant to SFAS No. 142, the Company annually reassesses previously recognized intangible assets and has ceased amortization of indefinite-lived intangible assets. Wireless and PCS licenses have terms of 10 years, but are renewable indefinitely through a routine process involving a nominal fee. The Company has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its wireless and PCS licenses. Therefore, the Company is no longer amortizing its wireless and PCS licenses based on the determination that these assets have indefinite lives. In accordance with SFAS No. 142, the Company evaluates its determination of indefinite useful lives for its wireless and PCS licenses each reporting period. SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment at least annually by comparing the fair value of the assets to their carrying amount. Upon adoption of SFAS No. 142 on January 1, 2002, the Company completed an impairment test for its wireless and PCS licenses that determined recognition of an impairment loss was not necessary, as the carrying value of its wireless and PCS licenses did not exceed their fair value. The Company performs its annual impairment test as of the beginning of the fourth quarter or more frequently if events or changes in circumstance indicate possible impairment. The Company determined the fair value of its wireless and PCS licenses for purposes of these tests primarily by first performing a market value comparison of similar licenses against their carrying value and then performing a discounted cash flow valuation of the reporting unit against its total carrying value, including these licenses.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

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

     The Company performs its annual impairment test as of the beginning of the fourth quarter or more frequently if events or changes in circumstance indicate possible impairment. The Company determines the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The annual impairment test conducted during the fourth quarters of 2004 and 2003 did not indicate any impairment of goodwill. For the year ended December 31, 2002, an impairment loss of $64,755 in the local telephone segment was recognized in the consolidated statement of operations based on comparing the discounted cash flow model to the carrying value of the reporting units.

     In connection with the Company’s adoption of a plan to discontinue its wireless cable television service segment during the first quarter of 2002, the goodwill of that segment was considered impaired, and an impairment charge of $3,165 is included with the results of discontinued operations. Also, $38,822 of goodwill associated with the Company’s directories business was sold during 2003.

     In 2003, the Company accelerated the amortization of its other intangible assets and retired those assets. The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset as of December 31, 2004 based on the Company’s reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of SFAS No. 142:

	Gross Carrying	Accumulated	Amortizable
	Amount	Amortization	Life
Amortizable intangible assets:
Customer lists	$915	$(641)	5
Indefinite-lived intangible assets:
Cellular licenses	$18,194
PCS licenses	3,323
Domain names and trade names	80

Total indefinite-lived intangible assets	$21,597

     For amortizable intangible assets the total intangible amortization expense for the years ended December 31, 2004, 2003 and 2002 was $183, $951, and $708, respectively. The estimated remaining amortization expense as of December 31, 2004 is $183 and $91 for the years ending December 31, 2005 and December 31, 2006, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

5. ACCOUNTS PAYABLE, ACCRUED AND OTHER CURRENT LIABILITIES

     Accounts payable, accrued and other current liabilities consist of the following at December 31, 2004 and 2003:

	2004	2003
Accounts payable — trade	$9,389	$9,699
Accrued interest	8,717	9,226
Accrued payroll, benefits, and related liabilities	6,094	6,077
Dividend payable	5,694	—
Accrued personal time off	4,746	5,031
Litigation reserves	4,188	3,880
Refundable access revenue	2,605	2,470
Loss on lease terminations	2,476	—
Other	9,934	10,920

Accounts payable, accrued and other current liabilities	$53,843	$47,303

6. LONG-TERM OBLIGATIONS

     The Company completed a common stock offering and refinancing transaction during the first quarter of 2005 which included the entering into of a new 2005 senior secured credit facility. The proceeds of the common stock offering and the 2005 senior credit facility, together with cash on hand, were used to repay in full and retire the 2003 senior secured credit facility, $59,346 in principal of the outstanding 9 7/8% senior unsecured notes due 2011, and $147,500 in principal of the senior subordinated notes due 2009 representing 100% of that issue, together with accrued interest and premiums. See Note 23, Subsequent Events.

     On August 26, 2003, the Company completed the refinancing of its 1999 senior credit facility term loans. The Company entered into a $250,000 new senior credit facility, the 2003 senior credit facility, consisting of a term loan facility in an aggregate principal amount of $200,000 and an undrawn revolving credit facility of $50,000. The Company simultaneously issued $182,000 aggregate principal amount of 9 7/8% senior unsecured notes due 2011 at an issue price of approximately 96.7% for net proceeds of $175,970. From these proceeds, the Company paid off the remaining $320,727 of its 1999 senior credit facility, thereby extinguishing it. As a result of this early extinguishment of debt, the Company charged $9,696 of unamortized debt issuance costs to interest expense in August 2003.

     During the first quarter of 2003, the Company’s lenders approved an amendment and waiver to its 1999 senior secured credit facility that, among other things, permitted the Company to sell its Directories Business and required that, in the event the sale was completed, 75% of proceeds would be used to repay outstanding 1999 senior secured credit facility term loans. This amendment and waiver became effective on May 8, 2003, and on May 13, 2003, the Company paid down $106,650 of its outstanding term loans under its 1999 senior secured credit facility. As a result of this debt prepayment, the Company charged $3,356 of pro-rata unamortized debt issuance costs attributable to the prepaid term loans to interest expense in May 2003.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

6. LONG-TERM OBLIGATIONS (Continued)

     Long-term obligations consist of the following at December 31, 2004 and 2003:

	2004	2003
2003 senior credit facility	$198,000	$200,000
9 3/8% senior subordinated notes due 2009	147,500	150,000
9 7/8% senior unsecured notes due 2011	177,650	182,000
Original issue discount - 9 7/8% senior subordinated notes due 2011	(5,321)	(5,856)
13% senior discount debentures due 2011	—	17,313
Original issue discount - 13% senior discount debentures due 2011	—	(2,097)
Capital leases and other long-term obligations	8,060	8,860

	525,889	550,220
Less current portion	2,298	1,982

Long-term obligations, net of current portion	$523,591	$548,238

     The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to December 31, 2004 are as follows:

2005	$2,298
2006	2,309
2007	2,295
2008	2,126
2009	149,282
Thereafter	367,579

$525,889

     As of December 31, 2004 and December 31, 2003, the Company was in compliance with all of its debt covenants.

2003 Senior Credit Facility

     The 2003 senior secured credit facility provided a $200,000 term loan and a revolving credit facility with a $50,000 line of credit. The Company’s obligations under the 2003 senior secured credit facility are unconditionally and irrevocably guaranteed, joint and severally, by the Company and its subsidiaries, and secured by collateral that includes substantially all of the Company and its subsidiaries’ assets. The senior secured credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends, and requires the Company to achieve certain financial ratios.

     The term loan of $200,000 is repayable in quarterly principal payments of $500 which commence on March 31, 2004 with the balance due on maturity. The final maturity of the term is loan is August 26, 2010 or February 14, 2009 if the Company’s senior subordinated notes have not been refinanced. The loan bears interest at an annual rate equal (at the Company’s option) to: (1) LIBOR plus 3.25% or (2) a rate equal to 2.25% plus the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%. The rate of interest in effect at December 31, 2004 was 5.25% and is based on the LIBOR rate option.

     The senior secured credit facility also provides a revolving credit facility in the amount of $50,000 that is available, in part, for up to $25,000 in letters of credit and up to $10,000 in the form of swingline loans. This revolving facility is available through August 26, 2008 and outstanding balances thereunder currently will bear interest at an annual rate equal (at the Company’s option) to: (1) LIBOR plus 3.00% or (2) a rate equal to 2.00% plus the greater of the administrative agent’s prime rate or the federal funds rate plus 0.50%. There were no amounts outstanding under this revolving credit facility as of December 31, 2004.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

6. LONG-TERM OBLIGATIONS (Continued)

     On July 24, 1999, the Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate long-term debt under the 1999 senior secured credit facility. This agreement fixed at 5.99% the underlying variable rate on one-half of the term loan borrowings under the old senior credit facility, or $217,500, expiring in June 2004. The differential to be paid or received was recorded as interest expense in the consolidated statement of operations in the period in which it was recognized. The Company extinguished early its interest rate swap agreement in November 2003 for $7,970, which it charged to interest expense.

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

     Senior Discount Debentures

     On May 14, 1999, the Company issued senior discount debentures due May 15, 2011. Interest accrues at 13.00% and is payable at the Company’s option semiannually on May 15 and November 15, commencing May 15, 2000 until May 15, 2004 when the Company was required to semiannually pay interest. The outstanding debentures were redeemable, in whole or in part, at the option of the Company, at any time on or after May 15, 2004 at 106.5% of the principal amount declining to 100% of the principal amount on or after May 15, 2009. The debentures contained a number of restrictive covenants, including covenants limiting incurrence of debt and the payment of dividends.

     The Company called its senior discount debentures on May 14, 2004, and subsequently redeemed and extinguished all of the senior discount debentures outstanding on June 14, 2004. As a result of this early extinguishment of debt, the Company charged $330 of unamortized debt issuance costs and $1,968 of unamortized original issue discount to interest expense in June 2004. The redemption was made at 106.5% of the outstanding principal and as a result a call premium of $1,125 was paid and charged to interest expense in June 2004.

     Capital leases and other long-term obligations

     The Company has entered into various capital leases and other debt agreements totaling $8,060 and $8,860 with a weighted average interest rate of 9.75% and 9.71% at December 31, 2004 and 2003, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

7. OTHER DEFERRED CREDITS AND LONG-TERM LIABILITIES

     Deferred credits and other long-term liabilities consists of the following at December 31, 2004 and 2003:

	2004	2003
Refundable access revenue	$15,952	$12,741
Additional pension liability	5,676	5,891
Other deferred credits	1,939	1,887
Regulatory liabilities — accumulated removal costs	54,349	50,546

Deferred credits and other long-term liabilities	$77,916	$71,065

8. LOCAL TELEPHONE OPERATING REVENUE

     Local telephone operating revenues consist of the following for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Local network service	$91,669	$96,357	$99,512
Network access revenue	97,536	97,759	108,335
Deregulated revenue and other	21,982	21,570	18,850

Local telephone operating revenues	$211,187	$215,686	$226,697

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

Contract Termination Charges

     On September 15, 2003, the Company received notification from the State of Alaska that it intended to terminate the TPA with the Company and disentangle. Subsequently, the Company and the State negotiated and agreed to a definitive Settlement Agreement and Mutual Release (the “Settlement Agreement”) effective October 14, 2003, outlining the terms of disentanglement between the parties. Under the terms of the Settlement Agreement, the Company agreed to pay a cash settlement to the State of Alaska of $3,448, one half of which was due upon signing the agreement and one half of which was due upon completion of disentanglement. The Company also agreed to transfer to the State title to certain assets used in providing services under the TPA which resulted in a net loss on disposal of those assets of $5,648. Based on the terms of the Settlement Agreement, the Company determined that certain accounts receivable and working capital associated with the TPA will not be fully recoverable and wrote them down to their estimated net realizable value, resulting in a charge of $3,575 during 2003.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

9. CONTRACT TERMINATION AND ASSET IMPAIRMENT CHARGES (Continued)

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

10. GAIN ON DISPOSAL OF ASSETS (Continued)

     The following table indicates the Company’s basis in assets sold to and liabilities assumed by the Fund and its retained interest in ACS Media LLC.

Net proceeds of the Transaction	$105,059

Basis in Directories Business sold:
Current assets	4,213
Property, plant and equipment, net	90
Goodwill	38,822
Debt issue costs	1,468
Current liabilities	(1,035)
Long-term debt	(35,000)

Basis of Directories Business	8,558
Equity in minority interest retained	(1,077)

Basis in net assets sold to the Fund	7,481

Gain on sale of Directories Business	$97,578

     On August 27, 2003, the Company was released from a lockup agreement relating to the remaining interest in the Directories Business and disposed of substantially all of its remaining interest through the exercise of its right to convert 99.23% of its then remaining 12.58% interest to 2,500 units of the ACS Media Income Fund, which were then sold in an underwritten offering. The transaction settled on September 4, 2003, generating $17,177 in net proceeds after deducting transaction expenses of $100, and resulted in a gain on disposition of $15,940 after deducting the basis of $1,237. As a result of this transaction, the Company now owns less than 0.1% of the Directories Business.

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

     In contemplation of the sale of the Directories Business, the Company formalized a number of agreements with ACS InfoSource, Inc. in May 2003 effective as of January 1, 2001, the day ACS InfoSource, Inc. was formed. ACS InfoSource, Inc. subsequently assigned certain contracts, including a 50-year directory publishing and distribution agreement and a 50-year license agreement, to ACS Media LLC as a part of the sale transaction. The Company also entered into a 45-year non-competition agreement and a 10-year billing and collection agreement directly with ACS Media LLC. The Company has a right to minority representation of one manager of the permitted nine managers of ACS Media LLC so long as its long-term contracts with ACS Media LLC are in effect. Leonard Steinberg, an officer of the Company, is a manager of ACS Media LLC.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

11. NON-OPERATING CHARGES

     The Company periodically evaluates the fair value of its investments and other non-operating assets against their carrying value whenever market conditions indicate a change in that fair value. Any changes relating to declines in the fair value of non-operating assets are charged to non-operating expense under the caption Interest income and other in the Consolidated Statement of Operations. During the third quarter of 2003, the Company undertook an assessment of the net realizable value of its note receivable from Crest Communications LLC (“Crest”) and the option embedded in that note receivable to purchase certain network assets from Crest as a result of changes in market and economic conditions and a notice the Company received from the State of Alaska of termination of the TPA. As a result of the analysis, the Company recorded in Interest income and other in the Consolidated Statement of Operations a charge of $15,924 representing the estimated decline in fair value of the note receivable from Crest. The Company still has purchase commitment obligations associated with this note receivable as described in Note 22.

12. INCOME TAXES

     The difference between taxes calculated as if the statutory federal rate of 34% was applied to loss from continuing operations before income tax and the recorded tax benefit (expense) is reconciled as follows:

     The income tax benefit (expense) is summarized as follows:

	2004	2003	2002
Computed federal income tax benefit at 34% statutory rate	$13,434	$1,864	$24,570
(Increase) reduction in tax benefit resulting from:
State income taxes (net federal benefit)	3,439	280	4,144
Original issue discount interest	(185)	(194)	(194)
Recovery of previously paid income tax	219	—	(313)
Write-off of original issue discount	(713)	—	—
Excess compensation not allowed	—	(343)	—
Other	(98)	(315)	(495)
Valuation allowance	(15,877)	(2,387)	(27,712)

Total income tax benefit (expense)	$219	$(1,095)	$—

     Current and deferred income taxes are summarized as follows:

	2004	2003	2002
Current:
Federal income tax	$185	$(928)	$—
State income tax	34	(167)	—

Total current	219	(1,095)	—

Deferred:
Federal income tax	—	—	—
State income tax	—	—	—

Total deferred	—	—	—
Total income tax benefit (expense)	$219	$(1,095)	$—

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

12. INCOME TAXES (Continued)

     The effect of significant items comprising the Company’s net deferred tax liability at 34% were as follows:

	2004	2003	2002
Deferred tax liabilities — long-term:
Property, plant and equipment	$—	$—	$(20,786)
Other	(105)	(103)	(88)

Total long-term deferred tax liabilities	(105)	(103)	(20,874)

Deferred tax assets:
Current:
Accrued compensation	2,537	4,030	4,249
Accrued bad debts	8,404	8,383	2,827
Interest rate swap mark to market	—	—	5,661
Minimum pension liability adjustment	1,812	1,817	1,893
Contingent liabilities	1,660	—	—
Other	478	368	987

Total current deferred tax assets	14,891	14,598	15,617

Long-term:
Net operating loss carryforwards from operations	54,503	35,358	58,728
Alternative minimum tax carryforward	876	1,095	—
Intangibles	39,937	46,667	46,734
Debt issuance cost	—	—	1,335
Property, plant and equipment	1,669	1,244	—
Other	437	81	—

Total long-term deferred tax assets	97,422	84,445	106,797

Total deferred tax assets	112,313	99,043	122,414

Valuation allowance	(112,208)	(98,940)	(101,540)

Net deferred tax asset	$—	$—	$—

     The Company has available at December 31, 2004 unused operating loss carryforwards of $136,258 that may be applied against future taxable income and that expire as shown below. Per the schedule below the total Net Operating Loss (“NOL”) is made up of NOLs generated by the consolidated group and NOLs obtained with the 2000 acquisition of Internet Alaska. The Internet Alaska NOLs are limited by special rules known as Separate Return Limitation Year (“SRLY”) rules. SRLY NOLs can only be used in years that both the Consolidated Group and the entity that created the SRLY NOLs have taxable income. The tax benefits derived from the utilization of the SRLY NOLs will increase retained earnings.

			Total
		Unused	Unused
	Internet	Operating	Operating
Year of	Alaska’s	Loss	Loss
Expiration	SRLY	Carryforwards	Carryforwards
2017	$27	$—	$27
2018	328	—	328
2019	852	—	852
2020	2,631	26,175	28,806
2021	—	49,464	49,464
2022	—	18,850	18,850
2024	—	37,931	37,931

	$3,838	$132,420	$136,258

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

13. DISCONTINUED OPERATIONS

     On March 30, 2002, the Company approved a plan to sell its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment have been classified as discontinued operations under SFAS No. 144 for all periods presented, and the assets and liabilities of the disposal group have been written down to their fair value, net of expected selling expenses. The income tax benefit in all periods was offset by a valuation allowance. The Company completed the disposal of its wireless cable television segment as of March 31, 2003. The following discloses the results of the discontinued operations for years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Operating revenue	$—	$110	$716
Operating expense	—	162	1,255

Operating loss	—	(52)	(539)
Interest expense	—	—	(33)
Loss from operations of discontinued segment	—	(52)	(572)
Write down of net assets to fair value	—	—	(7,060)

Loss from discontinued operations	$—	$(52)	$(7,632)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

14. EARNINGS PER SHARE

     Earnings per share is based on weighted average number of shares of common stock and dilutive potential common shares equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the treasury stock method. Due to the Company’s reported net losses, potential common shares, which consisted of 3,184, 3,839 and 3,374 options granted to employees and 79, 56 and 56 deferred shares granted to directors, were anti-dilutive for the years ended December 31, 2004, 2003 and 2002 respectively. The following table sets forth the computation of basic and diluted earnings per share for the years ending December 31, 2004, 2003 and 2002.

	2004	2003	2002
Numerator:
Loss from continuing operations	$(39,294)	$(6,578)	$(72,265)
Loss from discontinued operations	—	(52)	(7,632)

Loss before cumulative effect of change in accounting principle	(39,294)	(6,630)	(79,897)
Cumulative effect of change in accounting principle	—	—	(105,350)

Net loss	$(39,294)	$(6,630)	$(185,247)

Denominator:
Weighted average shares outstanding — basic	29,592	29,980	31,464
Dilutive potential common shares — stock options	—	—	10

Weighted average shares outstanding — diluted	29,592	29,980	31,474

Basic earnings per share:
Loss from continuing operations	$(1.33)	$(0.22)	$(2.30)
Loss from discontinued operations	—	—	(0.24)

Loss before cumulative effect of change in accounting principle	(1.33)	(0.22)	(2.54)
Cumulative effect of change in accounting principle	—	—	(3.35)

Net loss	$(1.33)	$(0.22)	$(5.89)

Diluted earnings per share:
Loss from continuing operations	$(1.33)	$(0.22)	$(2.30)
Loss from discontinued operations	—	—	(0.24)

Loss before cumulative effect of change in accounting principle	(1.33)	(0.22)	(2.54)
Cumulative effect of change in accounting principle	—	—	(3.35)

Net loss	$(1.33)	$(0.22)	$(5.89)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

15. STOCK INCENTIVE PLANS

     Under various plans, ACS Group, through the Compensation Committee of the Board of Directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At December 31, 2004, ACS Group has reserved a total of 10,060 shares of authorized common stock for issuance under the plans. In general, options under the plans vest ratably over three, four or five years and the plans terminate in approximately 10 years.

Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan

     ACS Group has reserved 7,160 shares under this plan, which was adopted by the Company in November 1999. At December 31, 2004, 7,089 options have been granted, 2,892 have been forfeited, 2,013 have been exercised, and 2,963 shares are available for grant under the plan.

     Information on outstanding options under the plan for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, January 1	2,839	$7.20	3,374	$7.52	3,606	$—
Granted	1,177	4.69	200	4.88	278	7.82
Exercised	(1,569)	6.07	—	—	(76)	6.08
Canceled or expired	(263)	11.52	(735)	8.04	(434)	7.59

Outstanding, December 31	2,184	6.09	2,839	7.20	3,374	7.52

Options exercisable at December 31	1,028	$8.29	2,226	$7.16	2,329	$7.15
Weighted average fair value of options granted		6.09		2.84		4.57

     The outstanding options at December 31, 2004 have the following characteristics:

	Outstanding Options			Exercisable Options
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Exercisable	Price
$4.35 - $7.00	1,888	8.09	$5.03	538	$5.77
$8.00	60	7.15	8.00	53	8.00
$12.63 - $14.20	236	5.14	14.09	236	14.09

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

15. STOCK INCENTIVE PLANS (Continued)

ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan

     The non-employee director stock compensation plan was adopted by ACS Group in November 1999. ACS Group has reserved 350 shares under this plan. At December 31, 2004, 143 shares have been awarded and 207 shares are available for grant under the plan. For the years ended December 31, 2004 and 2002, directors were required to receive not less than 25% of their annual retainer and meeting fees in the form of ACS Group’s stock and may have elected to receive up to 100% of director’s compensation in the form of stock. During the year ended December 31, 2004, 33 shares under the plan were awarded to directors, of which 23 were elected to be deferred until termination of service by the directors. In 2003, directors were not provided the option of receiving stock and received their entire annual retainer and meeting fees in cash, therefore no shares were awarded from this plan during 2003. During the year ended December 31, 2002, 58 shares under the plan were awarded to directors, of which 34 were elected to be deferred until termination of service by the directors.

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

     This plan was also adopted by ACS Group in November 1999. ACS Group has reserved 1,550 shares under this plan. At December 31, 2004, 980 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

     On December 31, 2004, 32 shares were issued under the plan. On June 30, 2004, 41 shares were issued under the plan. On December 31, 2003, 43 shares were issued under the plan. On June 30, 2003, 87 shares were issued under the plan. On December 31, 2002, 98 shares were issued under the plan. On June 28, 2002, 53 shares were issued under the plan.

     A participant in the purchase plan may authorize regular salary deductions of a maximum of 15% and a minimum of 1% of base compensation. The fair market value of shares which may be purchased by any employee during any calendar year may not exceed $25. The amounts so deducted and contributed are applied to the purchase of full shares of common stock at 85% of the lesser of the fair market value of such shares on the date of purchase or on the offering date for such offering period. The offering dates are January 1 and July 1 of each purchase plan year, and each offering period will consist of one six-month purchase period. The first offering period under the plan commenced on January 1, 2000. Shares are purchased on the open market or issued from authorized but unissued shares on behalf of participating employees on the last business days of June and December for each purchase plan year and each such participant has the rights of a stockholder with respect to such shares. During the year ended December 31, 2004, approximately 13% of eligible employees elected to participate in the plan.

2003 Options for Officer Inducement Grant

     During 2003, the Company’s Board of Directors awarded 1,000 options as an inducement grant in hiring the Company’s Chief Executive Officer, all of which are currently outstanding. The options were registered with the Securities Exchange Commission on Form S-8 during October 2004.

16. RETIREMENT PLANS

     Pension benefits for substantially all of the Company’s employees are provided through the Alaska Electrical Pension Plan (“AEPP”). The Company pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined contribution plan, the accumulated benefits and plan assets are not determined for or allocated separately to the individual employer. The Company’s portion of the plan’s pension cost for 2004, 2003 and 2002 was $12,342, $12,654, and $13,390, respectively.

     The Company also provides a 401(k) retirement savings plan covering substantially all of its employees. The plan allows for discretionary matching contributions as determined by the Board of Directors, subject to Internal Revenue Code limitations. There was no matching contribution for 2004, 2003, or 2002.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

16. RETIREMENT PLANS (Continued)

     The Company also has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel’s Alaska Properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. Accrued benefits under the ACS Retirement Plan were determined in accordance with the provisions of the CenturyTel Plan. Upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the plan. On November 1, 2000, the ACS Retirement Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPP. As a result of this amendment, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plan is not adequately funded under ERISA at December 31, 2004 and management is evaluating whether to make a contribution in 2005 for the 2004 plan year. Since the plan was adequately funded under ERISA at December 31, 2003, no contribution was made in 2004 for the 2003 plan year. During 2003, the Company made a voluntary contribution of $600 to the plan for the 2002 plan year. The Company uses a December 31 measurement date for the plan.

     The following is a reconciliation of the beginning and ending balances for 2004 and 2003 for the projected benefit obligation and the plan assets of the ACS Retirement Plan:

	2004	2003
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$12,446	$10,615
Amortization of prior service cost	(203)	(203)
Interest cost	748	731
Actuarial loss	853	1,631
Benefits paid	(517)	(328)

Projected benefit obligation at end of year	$13,327	$12,446

Change in plan assets:
Fair value of plan assets at beginning of year	$9,671	$7,684
Return on plan assets	915	1,715
Contribution by employer	—	600
Benefits paid	(517)	(328)

Fair value of plan assets at end of year	$10,069	$9,671

     The following table represents the funded status of the ACS Retirement Plan at December 31, 2004 and 2003:

	2004	2003
Projected benefit obligation	$(13,327)	$(12,446)
Plan assets at fair value	10,069	9,671

Funded Status	(3,258)	(2,775)

Unrecognized prior service cost	1,145	1,348
Unrecognized net loss	4,531	4,543

Net amount recognized	$2,418	$3,116

16. RETIREMENT PLANS (Continued)

     The net amounts recognized in the balance sheet were classified as follows at December 31, 2004 and 2003:

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

	2004	2003
Accrued benefit liability	$(3,258)	$(2,775)
Intangible asset	1,145	1,348
Accumulated other comprehensive loss	4,531	4,543

Net amount recognized	$2,418	$3,116

     The accumulated benefit obligation for the plan was $13,327 and $12,446 at December 31, 2004 and 2003, respectively. The decrease in minimum liability included in comprehensive loss was $12 and $191 for the years ended December 31, 2004 and 2003, respectively.

     The following table represents the net periodic pension expense for the ACS Retirement Plan for 2004, 2003 and 2002:

	2004	2003	2002
Interest cost	$748	$731	$680
Expected return on plan assets	(754)	(664)	(723)
Amortization of loss	502	568	260
Amortization of prior service cost	203	203	203

Net periodic pension expense	$699	$838	$420

     The assumptions used to account for the plan as of December 31, 2004 and 2003 are as follows:

	2004	2003
Discount rate for projected benefit obligation	5.75%	6.00%
Discount rate for pension expense	6.00%	6.75%
Expected long-term rate of return on assets	8.00%	8.00%
Rate of compensation increase	0.00%	0.00%

     The expected long-term rate of return on assets rate is the best estimate of future expected return for the asset pool, given the expected returns and allocation targets for the various classes of assets.

     The plan’s asset allocations at December 31, 2004 and 2003, by asset category are as follows:

Asset Category	2004	2003
Equity securities*	72%	73%
Debt securities*	28%	26%
Other/Cash	0%	1%

Total	100%	100%

     • Note that mutual funds that may contain both stocks and bonds may be included in these categories.

16. RETIREMENT PLANS (Continued)

     The fundamental investment objective of the plan is to generate a consistent total investment return sufficient to pay plan benefits to retired employees, while minimizing the long term cost to the Company. The long term (10 year and beyond) plan asset growth objective is to achieve a rate of return that exceeds the actuarial interest assumption after fees and expenses. Because of the Company’s long-term investment objectives, the Plan administrator is directed to resist being reactive to short term capital market developments and to maintain an asset mix that is continuously rebalanced to adhere to the plan investment mix guidelines. The Plan’s investment goal is to protect the assets’ longer term purchasing power. The Plan’s assets are managed in a manner that emphasizes a higher exposure to equity markets versus other asset classes. It is expected that such a strategy will provide a higher probability of meeting the plan’s actuarial rate of return assumption over time.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

     Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the plan:

	Minimum	Maximum
Large US equity	30%	70%
Small US equity	5%	15%
Non-US equity	5%	15%
Fixed income	20%	60%
Cash equivalents	0%	10%

     The benefits expected to be paid in the each of the next five years, and in the aggregate for the five fiscal years thereafter, are as follows:

2005	$570
2006	608
2007	666
2008	735
2009	791
2010-2014	4,502

     The Company also has a separate executive post retirement health benefit plan. The Alaska Communications Systems Executive Retiree Health Benefit Plan (“The ACS Health Plan”) was adopted by the Company in November 2001 and amended in October 2002. The ACS Health Plan covers a select group of former management employees. The ACS Health Plan provides a graded subsidy for medical, dental, and vision coverage. The Compensation Committee of the Board of Directors decided to terminate the ACS Health Plan in January 2004. In February 2005, the Board adopted a resolution to exclude a former employee from the plan, causing a $90 decrease in the accumulated post retirement benefit. Three people qualified under the plan are eligible for future benefits, but the plan is closed to future participants.

     The Company uses the projected unit credit method for the determination of post retirement health cost for financial reporting and funding purposes and complies with the funding requirements under ERISA. The Company made a contribution of $51 to the ACS Health Plan during 2004. No contribution was made for 2003 or 2002 and the Company does not plan to make a contribution during 2005. The Company uses a December 31 measurement date for the plan.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

16. RETIREMENT PLANS (Continued)

     The following is a reconciliation of the beginning and ending balances for 2004 and 2003 for the projected benefit obligation and the plan assets for the ACS Health Plan:

	2004	2003
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of the year	$265	$268
Plan amendment	(90)	—
Service cost	6	14
Interest cost	16	18
Actuarial (gain)/loss	2	(35)

Accumulated postretirement benefit obligation at end of the year	$199	$265

Change in plan assets:
Fair value of plan assets at beginning of year	$138	$127
Return on plan assets	10	11
Contributions	51	—

Fair value of plan assets at end of year	$199	$138

     The following represents the net periodic postretirement benefit expense for the ACS Health Plan for 2004, 2003 and 2002:

	2004	2003	2002
Service cost	$6	$14	$69
Interest cost	16	18	40
Expected return on plan assets	(11)	(10)	(11)
Amortization of prior service cost	7	7	24
Curtailment loss	14	—	—

Net periodic postretirement benefit expense	$32	$29	$122

     The following table represents the funded status of the ACS Health Plan at December 31, 2004 and 2003:

	2004	2003
Accumulated postretirement benefit obligation	$(199)	$(265)
Plan assets at fair value	199	138

Funded status	—	(127)

Unrecognized prior service cost	—	111
Unrecognized net gain	(25)	(28)

Accrued benefit costs	$(25)	$(44)

     The actuarial assumptions used to account for the ACS Health Plan as of December 31, 2004 and 2003 is an assumed discount rate of 5.75% and 6.00% for projected benefit obligation and an assumed discount rate of 6.75% and 6.00% for plan expense, respectively, and an expected long term rate of return on plan assets of 8.00% and 8.00%, respectively. The expected long-term rate of return on assets is the best estimate of future expected return for the asset pool, given the expected returns and allocation targets for the various classes of assets.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

16. RETIREMENT PLANS (Continued)

     For measurement purposes, the assumed annual rates of increase in health care costs are as follows:

Year	Pre 65 premiums	Post 65 premiums
1	10.00%	7.00%
2	9.00%	7.00%
3	8.00%	7.00%
4	7.00%	7.00%
5 and thereafter	7.00%	7.00%

     Assumed health care cost trend rates have a significant effect on the amounts reported for the ACS Health Plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2004:

	+1%	-1%
Effect on total of service and interest cost components	—	—
Effect on accumulated postretirement benefit obligation	(3)	(4)

     The ACS Health Plan’s asset allocations at December 31, 2004 and 2003, by asset category, are as follows:

Asset Category	2004	2003
Equity securities*	31%	33%
Debt securities*	58%	56%
Other/Cash	11%	11%

Total	100%	100%

     *Note that mutual funds that may contain both stock and bonds may be included in these categories.

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

     Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the plan:

Asset Category	Target
Equity securities	30%
Fixed income	60%
Other/cash	10%

     The benefits expected to paid in the each of the next five years, and in the aggregate for the five fiscal years thereafter are as follows:

2005	$6
2006	10
2007	10
2008	10
2009	17
2010 - 2014	86

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

17. BUSINESS SEGMENTS

     The Company has four reportable segments: local telephone, wireless, Internet and interexchange. Local telephone provides landline telecommunications services and consists of local telephone service, network access and deregulated and other revenue; wireless provides wireless telecommunications service; Internet provides Internet service and advanced IP based private networks; and interexchange provides switched and dedicated long distance services. Each reportable segment is a strategic business and offering different services than those offered by the other segments. The Company evaluates the performance of its segments based on operating income (loss).

     Previously, the Company reported its Directories Business as a separate segment. The Company sold an 87.42% interest in its Directories Business during the second quarter of 2003 and is no longer directly engaged in day-to-day management of that business. As a result of this transaction, the Directories Business no longer constitutes a reportable segment. Accordingly, the historical operating results for the Directories Business are included in “All Other” in the accompanying tables. The Company also had a wireless cable television service segment that did not meet the criteria for a reportable segment and was previously included in “All Other” and is now reported as discontinued operations.

     The Company also incurs interest expense, interest income, equity in earnings of investments and other operating and non operating income and expense at the corporate level which are not allocated to the business segments, or evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non operating income and expense items are provided in the accompanying table under the caption “All Other” in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at either the Company or ACS Holdings and are allocated to the business segments based on operating revenue. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2004:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$211,169	$56,743	$20,280	17,067	$23,097	$(25,649)	$302,707
Depreciation and amortization	52,368	7,480	3,925	430	14,184	—	78,387
Operating income (loss)	13,298	4,257	(10,304)	(3,402)	6,269	—	10,118
Interest expense	(311)	(13)	—	(187)	(50,777)	—	(51,288)
Interest income	—	—	—	—	1,857	—	1,857
Income tax benefit (provision)	(5,254)	(1,854)	—	—	7,327	—	219
Income (loss) from continuing operations	7,733	2,390	(10,304)	(3,589)	(35,524)	—	(39,294)
Total assets	482,062	113,024	2,923	22,695	16,423	—	637,127
Capital expenditures	26,426	13,935	4,654	5	6,402		51,422

     Operating revenues disclosed above include intersegment operating revenues of $25,612 for local telephone, $2,048 for wireless, $2,667 for interexchange and $23,251 for all other. In accordance with SFAS No. 71, intercompany revenues between local telephone and non-local telephone operations are not eliminated above.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

17. BUSINESS SEGMENTS (Continued)

     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2003:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$215,675	$46,628	$33,026	20,562	$37,205	$(29,249)	$323,847
Depreciation and amortization	51,235	6,527	8,759	1,068	14,596	—	82,185
Operating income (loss)	24,365	3,043	(60,442)	(21,012)	129,450	(9)	75,395
Interest expense	(441)	(5)	(67)	(164)	(70,793)	—	(71,470)
Interest income	30	—	—	—	1,719	—	1,749
Income tax benefit (provision)	(9,950)	(1,412)	—	—	10,267	—	(1,095)
Income (loss) from continuing operations	14,004	1,626	(60,513)	(21,176)	59,490	(9)	(6,578)
Total assets	508,154	102,431	23,315	27,959	23,532	—	685,391
Capital expenditures	24,113	13,018	5,255	98	8,422	—	50,906

     Operating revenues disclosed above include intersegment operating revenues of $27,620 for local telephone, $1,801 for wireless, $2,482 for interexchange and $493 for all other. In accordance with SFAS No. 71, intercompany revenues between local telephone and non-local telephone operations are not eliminated above.

     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2002:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$226,697	$43,233	$20,848	$26,350	$58,411	$(35,145)	$340,394
Depreciation and amortization	55,498	5,541	6,744	2,256	12,901	—	82,940
Operating income (loss)	34,700	2,207	(23,265)	(708)	(35,622)	(76)	(22,764)
Interest expense	435	(5)	(146)	(330)	(51,658)	—	(51,704)
Interest income	3	3	—	2	2,416	—	2,424
Income tax benefit (provision)	(13,214)	(1,527)	—	—	14,741	—	—
Income (loss) from continuing operations	19,199	2,113	(21,619)	(1,583)	(70,299)	(76)	(72,265)
Total assets	575,211	83,601	(27,156)	7,412	113,441	—	752,509
Capital expenditures	31,186	14,007	16,604	228	10,596	—	72,621

     Operating revenues disclosed above include intersegment operating revenues of $22,634 for local telephone, $1,786 for wireless, $13,965 for interexchange and $1,400 for all other. In accordance with SFAS No. 71, intercompany revenues between local telephone and non-local telephone operations are not eliminated above.

18. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Fox Paine & Company, ACS Group’s majority stockholder, received an annual management fee in the amount of 1% of the Company’s net income before interest expense, interest income, income taxes, depreciation and amortization, and equity in earnings (loss) of investments, calculated without regard to the fee pursuant to an agreement dated May 14, 1999. The management fee expense for 2004, 2003 and 2002 was $943, $930, and $1,316, respectively. The management fee payable at December 31, 2004 and 2003 was $946 and $950, respectively. The annual management fee obligation to Fox Paine was terminated effective for periods beginning after December 31, 2004 as partial consideration for a $2.7 million transaction fee paid to Fox Paine in February 2005 in connection with assistance rendered in structuring a stock offering and refinancing transaction that the Company completed during the first quarter of 2005. The transaction fee agreement was approved by the Company’s board of directors. See Note 23, Subsequent Events.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

18. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS (Continued)

     The board of directors approved the payment to Fox Paine & Company of a fee equal to 1% of the gross proceeds generated from the sale of the Company’s Directories Business upon closing such sale, plus expenses in connection with such transaction, including the reimbursement by the Company of the $250 consulting fee and transaction bonus paid to an officer under the agreement described below. The Company paid Fox Paine & Company a fee of $2,095 on May 8, 2003.

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

     On September 19, 2003, Fox Paine entered into a consulting agreement with a now retired officer of the Company. The consulting term began on January 1, 2004, continued for one year, and was terminated on December 31, 2004. During the consulting term, the retired officer advised Fox Paine on and evaluated potential opportunities in the telecommunications industry, and Fox Paine paid the former officer a monthly fee of $20 for those services.

     Two of the Company’s directors, Messrs. Saul A. Fox and W. Dexter Paine, III are co-founders of Fox Paine and currently serve as Fox Paine’s Chief Executive Officer and President. A third director of the Company, Mr. Wray T. Thorn, is a former Director of Fox Paine.

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

     During 2003, the Company spun off its Directory Business to ACS Media LLC and subsequently sold 99.9% of its interest in ACS Media LLC to the public through a Canadian income fund. As part of that transaction, the Company entered into several long-term contracts with ACS Media LLC, including a 50-year publishing agreement, a 50-year license agreement, a 45-year non-compete agreement, and a 10-year billing and collection agreement. At December 31, 2004, and 2003, respectively, the Company had recorded in accounts payable – affiliates $3,027 and $2,867 due to ACS Media LLC under these contracts, primarily under the billing and collection agreement. The Company has a right to minority representation of one manager of the permitted nine managers of ACS Media LLC so long as its contracts with ACS Media LLC are in effect. Currently, Leonard A. Steinberg, an officer of the Company, is a manager of ACS Media LLC.

     On September 14, 2003, the Company entered into an agreement with a retiring officer to reacquire 267 shares of the Company’s stock owned by the officer in January 2004 at a purchase price per share equal to the highest average closing price of a share of the Company’s stock during any 5-consecutive day trading period in January 2004. The officer delivered the shares to the Company in 2004, and the Company made repurchase payments totaling $1,262 to the officer in four equal quarterly installments commencing on March 31, 2004. Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the obligation was initially measured at fair value. If the obligation had been settled on December 31, 2003, the Company would have paid $1,265 for those shares and, accordingly, $1,265 was included in Accounts payable — affiliates on the Consolidated Balance Sheets of the Company at that date. As of December 31, 2003, the Company classified the 267 shares as shares subject to mandatory redemption within stockholders’ equity on the Consolidated Balance Sheets.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

18. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS (Continued)

     On May 14, 1999, the Company entered into a stockholders’ agreement with Fox Paine Capital Fund, investors affiliated with Fox Paine Capital Fund and several non-fund investors, including co-investors and some of the Company’s former officers. Under the stockholders’ agreement, subject to limited exceptions, Fox Paine Capital Fund and its affiliates, as a group, may make up to six demands for registration under the Securities Act of their shares of common stock, and the Company is obligated to bear the fees and expenses of such registration and offering other than underwriting discounts.

19. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Commencing January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and its designation as a hedge. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives either offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or are recognized in other comprehensive income until the hedged transaction is recognized in earnings. The change in a derivative’s fair value related to the ineffective portion of a hedge, if any, is immediately recognized in earnings.

     The Company has used derivative financial instruments to partially hedge variable interest transactions in the past and expects to do so in the future when appropriate for managing interest rate risk. In accordance with this policy, the Company entered into a variable-to-fixed interest rate swap agreement during 1999. The Company extinguished early that 1999 interest rate swap agreement in November 2003. Subsequently during February 2005, in connection with a refinancing transaction, the Company entered into floating-to-fixed interest rate swaps in order to hedge its exposure to variable interest rates associated with the 2005 senior credit facility and to comply with the terms of that agreement with respect to variable interest rate risk exposure. See Note 23, Subsequent Events.

     To the extent that derivatives financial instruments are outstanding as of a period end, the fair value of those instruments, represented by the estimated amount the Company would receive or pay to terminate the agreement, is reported on the its balance sheet. The realized gains and losses of the 1999 interest rate swap are recorded net in interest expense on the Company’s Consolidated Statements of Operations. For the years ended December 31, 2003 and 2002, realized changes in the fair value of the cash flow hedge amounted to a charge of $15,647 and $9,046, of which the ineffective portion was $231 and $59, respectively. Both the realized effective and ineffective components of the cash flow hedge were recorded as an increase to interest expense.

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying values due to their short-term nature. The fair value for the Company’s 2003 and 1999 senior secured credit facility, senior subordinated notes and senior unsecured notes, and capital leases and other long-term obligations were estimated based on quoted market prices.

     The following table summarizes the Company’s carrying values and fair values of the debt components of its financial instruments at December 31, 2004:

	Carrying	Fair
	Value	Value
2003 senior secured credit facility	$198,000	$200,723
9 3/8% senior subordinated notes due 2009	147,500	152,294
9 7/8% senior unsecured notes due 2011	172,329	190,974
Capital leases and other long-term obligations	8,060	8,060

	$525,889	$552,051

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

20. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     The following table summarizes the Company’s carrying values and fair values of the debt components of its financial instruments at December 31, 2003:

	Carrying	Fair
	Value	Value
2003 senior secured credit facility	$200,000	$201,500
9 3/8% senior subordinated notes due 2009	150,000	150,000
9 7/8% senior unsecured notes due 2011	176,144	191,100
13% senior discount debentures due 2011	15,216	20,870
Capital leases and other long-term obligations	8,860	8,860

	$550,220	$572,330

     Subsequent to December 31, 2004, the 2003 senior secured credit facility was redeemed and retired at its carrying value, the senior subordinated notes were tendered in part and called in part at a premium of 104.688% and the entire issue was retired, and $59,346 aggregate principal amount of the senior unsecured notes were tendered and retired at a premium of 109.875%. See Note 23, Subsequent Events.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Balance Sheet
December 31, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$99	$85,761	$—	$—	$85,860
Restricted cash	—	4,690	—	—	4,690
Accounts receivable-trade, net	15,397	24,857	—	(841)	39,413
Accounts receivable-affiliates	12,490	(13,578)	1,088	—	—
Materials and supplies	6,623	—	—	—	6,623
Prepayments and other current assets	1,493	2,231	—	—	3,724

Total current assets	36,102	103,961	1,088	(841)	140,310

Investments	10	360,418	(35,335)	(325,083)	10

Property, plant and equipment	957,589	104,178	—	—	1,061,767
Less: accumulated depreciation and amortization	590,471	58,984	—	—	649,455

Property, plant and equipment, net	367,118	45,194	—	—	412,312
Goodwill	—	—	—	38,403	38,403
Intangible assets, net	21,871	—	—	—	21,871
Debt issuance costs, net	—	15,482	—	—	15,482
Deferred charges and other assets	1,772	6,967	—	—	8,739

Total assets	$426,873	$532,022	$(34,247)	$(287,521)	$637,127

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$548	$1,750	$—	$—	$2,298
Accounts payable-affiliates	2,964	1,009	—	—	3,973
Accounts payable, accrued and other current liabilities	14,705	40,784	(805)	(841)	53,843
Advance billings and customer deposits	8,942	6	—	—	8,948

Total current liabilities	27,159	43,549	(805)	(841)	69,062

Long-term obligations, net of current portion	4,114	519,477	—	—	523,591
Deferred income taxes	1,345	(1,345)	—	—	—
Other deferred credits and long-term liabilities	72,240	5,676	—	—	77,916
Commitments and contingencies	—	—	—	—	—

Stockholders’ equity (deficit):
Common stock	2	—	352	(2)	352
Treasury stock	—	—	(18,443)	—	(18,443)
Paid in capital in excess of par value	491,240	287,242	282,272	(778,482)	282,272
Retained earnings (accumulated deficit)	(169,227)	(318,046)	(293,092)	487,273	(293,092)
Accumulated other comprehensive loss	—	(4,531)	(4,531)	4,531	(4,531)

Total stockholders’ equity (deficit)	322,015	(35,335)	(33,442)	(286,680)	(33,442)

Total liabilities and stockholders’ equity (deficit)	$426,873	$532,022	$(34,247)	$(287,521)	$637,127

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Balance Sheet
December 31, 2003

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$139	$97,659	$—	$—	$97,798
Restricted cash	—	3,635	—	—	3,635
Accounts receivable-trade, net	13,803	27,915	—	—	41,718
Accounts receivable-affiliates	33,777	(33,629)	(148)	—	—
Materials and supplies	10,027	72	—	—	10,099
Prepayments and other current assets	2,877	2,973	—	—	5,850

Total current assets	60,623	98,625	(148)	—	159,100

Investments	—	399,384	18,449	(417,833)	—

Property, plant and equipment	931,840	110,064	—	—	1,041,904
Less: accumulated depreciation and amortization	553,816	49,944	—	—	603,760

Property, plant and equipment, net	378,024	60,120	—	—	438,144

Goodwill	—	—	—	38,403	38,403
Intangible assets, net	22,055	—	—	—	22,055
Debt issuance costs, net	—	18,587	352	—	18,939
Deferred charges and other assets	2,501	6,249	—	—	8,750

Total assets	$463,203	$582,965	$18,653	$(379,430)	$685,391

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$500	$1,767	$(285)	$—	$1,982
Accounts payable-affiliates	2,867	950	1,265	—	5,082
Accounts payable, accrued and other current liabilities	15,038	31,953	312	—	47,303
Income taxes payable	—	1,095	—	—	1,095
Advance billings and customer deposits	8,766	—	—	—	8,766

Total current liabilities	27,171	35,765	1,292	—	64,228

Long-term obligations, net of current portion	4,661	528,076	15,501	—	548,238
Deferred income taxes	5,220	(5,220)	—	—	—
Other deferred credits and long-term liabilities	65,170	5,895	—	—	71,065
Commitments and contingencies	—	—	—	—	—

Stockholders’ equity:
Common stock	25	—	336	(25)	336
Shares subject to mandatory redemption	—	—	(1,198)	—	(1,198)
Treasury stock	—	—	(17,118)	—	(17,118)
Paid in capital in excess of par value	501,374	287,242	278,181	(788,616)	278,181
Retained earnings (accumulated deficit)	(140,418)	(264,250)	(253,798)	404,668	(253,798)
Accumulated other comprehensive loss	—	(4,543)	(4,543)	4,543	(4,543)

Total stockholders’ equity	360,981	18,449	1,860	(379,430)	1,860

Total liabilities and stockholders’ equity	$463,203	$582,965	$18,653	$(379,430)	$685,391

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$211,169	$23,097	$—	$(23,079)	$211,187
Wireless	56,743	—	—	(49)	56,694
Internet	20,280	—	—	(107)	20,173
Interexchange	17,067	—	—	(2,414)	14,653

Total operating revenue	305,259	23,097	—	(25,649)	302,707

Operating expense:
Local telephone (exclusive of depreciation and amortization)	145,507	2,585	—	(20,174)	127,918
Wireless (exclusive of depreciation and amortization)	42,179	—	—	(4,261)	37,918
Internet (exclusive of depreciation and amortization)	26,689	—	—	(950)	25,739
Interexchange (exclusive of depreciation and amortization)	20,037	—	—	(264)	19,773
Depreciation and amortization	64,203	14,184	—	—	78,387
Loss (gain) on disposal of assets, net	2,795	59	—	—	2,854

Total operating expense	301,410	16,828	—	(25,649)	292,589

Operating income	3,849	6,269	—	—	10,118

Other income (expense):
Interest expense	(511)	(46,234)	(4,543)	—	(51,288)
Interest income and other	—	1,641	—	—	1,641

Total other expense	(511)	(44,593)	(4,543)	—	(49,647)

Income (loss) before income taxes	3,338	(38,324)	(4,543)	—	(39,529)

Income tax benefit (expense)	(5,620)	5,839	—	—	219
Equity in income (loss) of investments	16	(2,266)	(34,751)	37,017	16

Net loss	$(2,266)	$(34,751)	$(39,294)	$37,017	$(39,294)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2003

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$215,675	$25,574	$—	$(25,563)	$215,686
Wireless	46,628	—	—	(80)	46,548
Directory	11,631	—	—	—	11,631
Internet	33,026	—	—	—	33,026
Interexchange	20,562	—	—	(3,606)	16,956

Total operating revenue	327,522	25,574	—	(29,249)	323,847

Operating expense:
Local telephone (exclusive of depreciation and amortization)	136,860	1,298	—	(21,505)	116,653
Wireless (exclusive of depreciation and amortization)	34,922	—	—	(3,858)	31,064
Directory (exclusive of depreciation and amortization)	5,359	—	—	(110)	5,249
Internet (exclusive of depreciation and amortization)	47,066	—	—	(1,543)	45,523
Interexchange (exclusive of depreciation and amortization)	27,766	—	—	(2,224)	25,542
Other (exclusive of depreciation and amortization)	9	—	—	(9)	—
Contract termination and asset impairment charges	54,858	—	—	—	54,858
Depreciation and amortization	67,591	14,594	—	—	82,185
Loss (gain) on disposal of assets, net	(112,642)	20	—	—	(112,622)

Total operating expense	261,789	15,912	—	(29,249)	248,452

Operating income	65,733	9,662	—	—	75,395

Other income (expense):
Interest expense	(677)	(68,145)	(2,648)	—	(71,470)
Interest income and other	4,287	(14,478)	—	—	(10,191)

Total other income (expense)	3,610	(82,623)	(2,648)	—	(81,661)

Income (loss) before income taxes and discontinued operations	69,343	(72,961)	(2,648)	—	(6,266)

Income tax benefit (expense)	(62,680)	61,585	—	—	(1,095)
Equity in income (loss) of investments	783	7,394	(3,982)	(3,412)	783

Income (loss) from continuing operations	7,446	(3,982)	(6,630)	(3,412)	(6,578)

Loss from discontinued operations	(52)	—	—	—	(52)

Net income (loss)	$7,394	$(3,982)	$(6,630)	$(3,412)	$(6,630)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2002

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$226,697	$—	$—	$—	$226,697
Wireless	43,233	—	—	(53)	43,180
Directory	33,604	—	—	—	33,604
Internet	20,848	—	—	(1)	20,847
Interexchange	26,350	—	—	(10,284)	16,066
Other	716	24,807	—	(25,523)	—

Total operating revenue	351,448	24,807	—	(35,861)	340,394

Operating expense:
Local telephone (exclusive of depreciation and amortization)	136,503	2,188	—	(23,859)	114,832
Wireless (exclusive of depreciation and amortization)	35,380	—	—	(6,028)	29,352
Directory (exclusive of depreciation and amortization)	14,189	—	—	(19)	14,170
Internet (exclusive of depreciation and amortization)	37,344	—	—	(6,045)	31,299
Interexchange (exclusive of depreciation and amortization)	24,766	—	—	(1,119)	23,647
Other (exclusive of depreciation and amortization)	1,158	—	—	(1,158)	—
Depreciation and amortization	70,181	12,890	—	(131)	82,940
Loss on disposal of assets	204	—	—	1,959	2,163
Goodwill impairment loss	—	64,755	—	—	64,755

Total operating expense	319,725	79,833	—	(36,400)	363,158

Operating income (loss)	31,723	(55,026)	—	539	(22,764)

Other income (expense):
Interest expense	(79)	(49,067)	(2,591)	33	(51,704)
Interest income and other	(37)	(3,978)	(182,656)	188,874	2,203

Total other expense	(116)	(53,045)	(185,247)	188,907	(49,501)

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	31,607	(108,071)	(185,247)	189,446	(72,265)

Income tax benefit (expense)	(22,718)	22,718	—	—	—

Income (loss) from continuing operations	8,889	(85,353)	(185,247)	189,446	(72,265)

Loss from discontinued operations	(6,810)	(250)	—	(572)	(7,632)

Income (loss) before cumulative effect of change in accounting principle	2,079	(85,603)	(185,247)	188,874	(79,897)

Cumulative effect of change in accounting principle	(8,297)	(97,053)	—	—	(105,350)

Net loss	$(6,218)	$(182,656)	$(185,247)	$188,874	$(185,247)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Net cash provided by operating activities	$89,264	$16,669	$7,639	$(55,745)	$57,827

Cash Flows from Investing Activities:
Construction and capital expenditures	(52,105)	683	—	—	(51,422)
Placement of funds in escrow	—	(1,055)	—	—	(1,055)

Net cash used by investing activities	(52,105)	(372)	—	—	(52,477)

Cash Flows from Financing Activities:
Payments on long-term debt	(499)	(9,150)	(17,313)	—	(26,962)
Dividends	(36,700)	(19,045)	—	55,745	—
Issuance of common stock	—	—	9,801	—	9,801
Purchase of treasury stock	—	—	(127)	—	(127)

Net cash used by financing activities	(37,199)	(28,195)	(7,639)	55,745	(17,288)

Decrease in cash and cash equivalents	(40)	(11,898)	—	—	(11,938)
Cash and cash equivalents, beginning of the period	139	97,659	—	—	97,798

Cash and cash equivalents, end of the period	$99	$85,761	$—	$—	$85,860

Supplemental Cash Flow Data:
Interest paid, net of capitalized interest	$520	$42,506	$2,444	$—	$45,470
Income taxes paid	—	876	—	—	876

Supplemental Noncash Transactions:
Minimum pension liability adjustment	$—	$(12)	$—	$—	$(12)
Dividends declared, but not paid	—	—	(5,694)	—	(5,694)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2003

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$47,296	$167,055	$5,563	$(169,503)	$50,411

Cash Flows from Investing Activities:
Construction and capital expenditures	(40,199)	(8,367)	—	—	(48,566)
Net proceeds from sale of business	155,269	—	—	—	155,269
Release of funds from escrow	—	3,539	—	—	3,539
Placement of funds in escrow	—	(3,725)	—	—	(3,725)

Net cash provided (used) by investing activities	115,070	(8,553)	—	—	106,517

Cash Flows from Financing Activities:
Payments on long-term debt	(3,181)	(430,921)	—	—	(434,102)
Proceeds from issuance of long-term debt	—	375,970	—	—	375,970
Debt issuance costs	—	(14,000)	—	—	(14,000)
Dividends	(158,973)	(10,530)	—	169,503	—
Issuance of common stock	—	—	267	—	267
Purchase of treasury stock	—	—	(5,830)	—	(5,830)

Net cash used by financing activities	(162,154)	(79,481)	(5,563)	169,503	(77,695)

Increase in cash and cash equivalents	212	79,021	—	—	79,233
Cash and cash equivalents, beginning of the period	(73)	18,638	—	—	18,565

Cash and cash equivalents, end of the period	$139	$97,659	$—	$—	$97,798

Supplemental Cash Flow Data:
Interest paid, net of capitalized interest	$685	$48,436	$2,251	$—	$51,372
Income taxes paid, net of refund	—	—	—	—	—

Supplemental Noncash Transactions:
Property acquired under a mortgage	$2,340	$—	$—	$—	$2,340
Minimum pension liability adjustment	—	(191)	—	—	(191)
Interest rate swap marked to market	—	14,152	—	—	14,152

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2002

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$59,261	$7,695	$(972)	$—	$65,984

Cash Flows from Investing Activities:
Construction and capital expenditures	(57,838)	(10,596)	—	—	(68,434)
Release of funds from escrow	—	3,706	—	—	3,706
Issuance of note receivable	—	(15,000)	—	—	(15,000)

Net cash used by investing activities	(57,838)	(21,890)	—	—	(79,728)

Cash Flows from Financing Activities:
Payments on long-term debt	(2,735)	(4,593)	—	—	(7,328)
Dividends	—	(2,347)	2,347	—	—
Issuance of common stock	—	—	972	—	972
Purchase of treasury stock	—	—	(2,347)	—	(2,347)

Net cash provided (used) by financing activities	(2,735)	(6,940)	972	—	(8,703)

Decrease in cash and cash equivalents	(1,312)	(21,135)	—	—	(22,447)
Cash and cash equivalents, beginning of the period	1,239	39,773	—	—	41,012

Cash and cash equivalents, end of the period	$(73)	$18,638	$—	$—	$18,565

Supplemental Cash Flow Data:
Interest paid, net of capitalized interest	$86	$44,617	$2,227	$—	$46,930
Income taxes paid	—	—	—	—	—

Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$4,187	$—	$—	$—	$4,187
Minimum pension liability adjustment	—	(2,342)	—	—	(2,342)
Interest rate swap marked to market	—	(2,715)	—	—	(2,715)

22. COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $4,188 as of December 31, 2004 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

     A class action lawsuit was filed against the Company in May 2001. The litigation alleges various contract and tort claims concerning the Company’s decision to terminate its Infinite Minutes long distance plan. In September 2004, the Company entered into a settlement agreement with plaintiffs’ counsel. As a class action, the court granted preliminary approval of the settlement and provided an opportunity for members of the class to review the proposed settlement and file objections. On February 18, 2005, the court granted final approval of the settlement agreement and dismissed the case.

     On July 15, 2002 the Company fulfilled a commitment to Crest to provide a loan for the aggregate principal amount of $15,000 in return for certain consideration. The Company has an agreement that enables it to purchase additional fiber optic capacity in future years from Crest, the expenditures for which are expected to be significant and may exceed $20,000 over the next two years. While the Company has an agreement with Crest, certain material terms of the agreement remain subject to continued renegotiation. The significant provisions of this agreement are: i) purchase commitments by the Company for capacity in 2005 and 2007, the final price and quantity of which are subject to future events, ii) Crest’s restoration of the Company’s traffic carried on another cable system, iii) and specific interconnection arrangements between the Company and Crest, should the Company exercise its option to purchase certain network assets from Crest. The Company is currently negotiating open elements of its agreement with Crest and renegotiating other terms and conditions of the agreement. It is impossible to determine the ultimate outcome of these negotiations at this time.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

23. SUBSEQUENT EVENTS

     On December 20, 2004, the Company filed a shelf Registration Statement on Form S-3 with the Securities Exchange Commission registering 15,000 primary shares of its common stock and 19,599 secondary shares of its common stock on behalf of selling stockholders. Subsequently, on January 26, 2005, the Company offered to the public 8,824 shares of its common stock for $75,000, or $8.50 per share which offering closed and settled on February 1, 2005. The offering generated net proceeds of approximately $67,500 after underwriting discounts and expenses of the offering. Under the terms of the underwriting agreement for this offering, the underwriters were granted an over-allotment option to sell up to an additional 1,324 shares at $8.50. They exercised in part their over-allotment option for a total of 1,074 shares, which settled on March 2, 2005, and generated an additional $8,669 of net proceeds after underwriting discounts. No secondary shares of common stock that were registered on behalf of the selling stockholders on the Form S-3 Registration Statement were offered or sold to the public in this offering.

     Simultaneous with the offering of common stock, the Company negotiated and entered into a new $380,000 bank credit facility (the “2005 senior secured credit facility”) which consists of a drawn term loan of $335,000 and an undrawn revolver of $45,000. The 2005 senior secured credit facility also closed on February 1, 2005, and generated net proceeds of approximately $324,300 after deducting fees and expenses associated with the debt issuance of approximately $10,700. The $335,000 term loan generally bears interest at Libor plus 2.0% per annum, has a term of seven years and has no scheduled principal payments prior to maturity. The revolver, to the extent it is drawn, also generally bears interest at Libor plus 2.0% per annum and, to the extent undrawn, has commitment fees equal to 0.375% per annum. The term of the revolver is six years and is collateralized by substantially all assets of the Company. The approximately $10,700 of fees and expenses have been charged to debt issuance costs and will be amortized over the term of the 2005 bank credit facility.

     In connection with the 2005 senior secured credit facility, the Company entered into floating-to-fixed interest rate swaps as a component of its interest rate hedging strategy and to fulfill a requirement of the 2005 senior secured credit agreement. The total notional amount of the swaps is $135,000, the variable interest rate component paid to the Company is three-month Libor and the fixed interest rate component paid by the Company is 4.13%. The term of the 2005 swap agreement is five years.

     The net proceeds of the common stock offering and the 2005 senior secured credit facility were used, together with cash on hand, to repay in full and retire the 2003 senior secured credit facility on February 1, 2005, and to tender and extinguish on February 10, 2005, $59,346 in outstanding principal of the Company’s 9 7/8% senior unsecured notes due 2011 and $140,070 in outstanding principal of the Company’s 9 3/8% senior subordinated notes due 2009. All remaining principal, or $7,430, of the 9 3/8% senior subordinated notes due 2009 have been called and are were extinguished in full on March 3, 2005. The Company has or will have incurred tender and call premiums and expenses of approximately $13,000 and incur a charge of approximately $13,000 as a result of writing off unamortized debt issuance costs and original issue discount in association with these early extinguishments of debt during the first quarter of 2005.

     In connection with assistance rendered in structuring the Company’s common stock offering and 2005 senior bank credit facility, the Company paid a $2.7 million transaction fee to Fox Paine in February 2005. The transaction fee agreement was approved by the Company’s board of directors, and has been included in the expenses of the common stock offering and debt issuance costs for the 2005 senior secured credit facility discussed above.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

24. CONSOLIDATED QUARTERLY OPERATING INFORMATION (UNAUDITED)

	Quarterly Financial Data
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2004
Operating revenues	$75,455	$75,354	$76,773	$75,125	$302,707
Operating income	3,098	7,788	(4,815)	4,047	10,118
Loss from continuing operations	(8,769)	(7,219)	(16,241)	(7,065)	(39,294)
Net loss	(8,769)	(7,219)	(16,241)	(7,065)	(39,294)
Loss per share — basic and diluted:
Net loss	(0.30)	(0.24)	(0.55)	(0.23)	(1.33)

2003
Operating revenues	$83,792	$84,296	$78,522	$77,237	$323,847
Operating income	6,600	103,500	(37,884)	3,179	75,395
Loss from continuing operations	(6,537)	92,724	(75,570)	(17,195)	(6,578)
Loss on discontinued operations	(52)	—	—	—	(52)
Net loss	(6,589)	92,724	(75,570)	(17,195)	(6,630)
Loss per share — basic and diluted:
Loss from continuing operations	(0.21)	3.08	(2.54)	(0.55)	(0.22)
Net loss	(0.21)	3.08	(2.54)	(0.55)	(0.22)

     During the year ended December 31, 2003, the Company recorded $54,858 in contract termination and asset impairment charges (see Note 9), recognized a gain on disposition of assets of $113,518 on a pre-tax basis (see Note 10) and recorded an impairment charge of $15,924 on non-operating assets (see Note 11).

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Schedule II-Valuation and Qualifying Accounts
(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	costs and	other		End
Description	of Period	expenses	accounts (1)	Deductions (2)	of Period

2004 Allowance for doubtful accounts	$4,865	$2,922	$948	$3,866	$4,869

2003 Allowance for doubtful accounts	$6,075	$839	$2,582	$4,631	$4,865

2002 Allowance for doubtful accounts	$4,944	$4,884	$214	$3,967	$6,075

(1)	Represents the reserve for accounts receivable collected on the behalf of others.

(2)	Represents credit losses.