Form 10-Q/A
period 2005-03-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2005-05-11
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Amendment No. 1)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant’s Common Stock, as of April 27, 2005, was 40,794,624.

Explanatory Note:

This amendment to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 is being filed solely to exclude treasury stock from the number of shares outstanding of the registrant’s Common Stock, as of April 27, 2005, listed on the cover page of the Form 10-Q filed on May 10, 2005. No revisions have been made to the Registrant’s financial statements or any other disclosure contained in such Form 10-Q.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2005	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Liane Pelletier
Liane Pelletier
Chief Executive Officer, Chairman of the Board and President

/s/ David Wilson
David Wilson
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

3