Form 10-K/A
period 2004-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2005-11-03
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

Title of each class Common Stock, Par Value $.01 per Share
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark if whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on June 30, 2004, was approximately $58,072,215 computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
     As of October 31, 2005, there were outstanding 41,531,147 shares of Common Stock, $.01 par value, of the registrant.
Documents Incorporated by Reference
None

EXPLANATORY NOTE:
Alaska Communications Systems Group, Inc. (the “Company”) and its consolidated subsidiaries is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 9, 2005, to reflect a correction in the balance sheet classification of auction-rate securities and short-term investments from cash and cash equivalents to a separate line item within current assets, and to reflect purchases and sales of auction-rate securities and short-term investments as investing cash flows in the statements of cash flows; and a reclassification of cash used to reacquire stock from a retired officer as a financing activity rather than an operating activity in the Statements of Cash Flows within Part II — Items 6 and 7, and Part IV — Item 15. See Note 25 of the Notes to Consolidated Financial Statements for further detail. Also included in Part IV — Item 15, is a restatement of our stock option pro forma net loss and earnings per share disclosure. This disclosure is being restated to correct errors found in our calculation of the pro forma effects of accounting for stock options in accordance with Statement of Financial Accounting Standards No. 148.
Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2004, like many other companies that invest in auction-rate securities, Alaska Communications Systems Group, Inc. has determined, based upon supplemental accounting interpretation and in consultation with our audit committee, that our investments in auction-rate securities should not have been included in cash and cash equivalents, as had been done historically by the Company in our financial statements. We invest in auction-rate securities as part of our cash management strategy and have historically classified them as cash and cash equivalents because of the short duration of their reset periods. As a result of this change in classification, our cash flows from investing activities now include purchases and sales of auction-rate securities. This change in classification has no impact on previously reported total current assets, total assets, working capital position, results of operations or financial covenants and does not affect previously reported cash flows from operating or financing activities.
Also subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2004, we identified an error in the cash flow presentation regarding the reacquisition of Company stock owned by a retired officer. We corrected this error in the Statements of Cash Flows by reclassifying the cash used as a financing activity rather than an operating activity.
Also subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2004, we began to reassess our stock compensation plan models in anticipation of adopting SFAS 123R Share-Based Payment, in 2005. During that reassessment we identified certain computational errors and errors related to our stock option valuation model assumptions. The primary causes of this restatement related to the assumptions regarding the treatment of forfeitures and the period over which the compensation cost should be recorded. See Note 1 of the Notes to Consolidated Financial Statements for further detail.
Except for the aforementioned changes, this Form 10-K/A does not modify or update other disclosures in the Form 10-K, including the nature and character of such disclosure to reflect events occurring after the initial filing date of the Form 10-K.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC .
AMENDMENT NO. 1
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

		Page
Part II

Item 6.	Selected Financial Data	4
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

PART IV

Item 15.	Exhibits and Financial Statement Schedules	20

	Signatures	21

Index to Consolidated Financial Statements		F-1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART II
Item 6. Selected Financial Data
SELECTED HISTORICAL FINANCIAL DATA
     The following selected financial data in this amended report has been restated for the years ended December 31, 2004, 2003 and 2002 to reflect purchases and sales of auction-rate securities and other short-term investments as investing cash flows and certain payments to an affiliate as financing cash flows (see Note 25 to Consolidated Financial Statements). The following table sets forth our historical consolidated financial data as of December 31, 2004, 2003, 2002, 2001 and 2000 and for the fiscal years ended December 31, 2004, 2003, 2002, 2001 and 2000, which are derived from our audited financial statements for those years.
     The selected historical financial data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and our consolidated financial statements and related notes thereto for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

($ in thousands)	2004	2003	2002	2001		2000
Operating Data:
Operating revenues	$302,707	$323,847	$340,394	$328,525		$311,366
Operating expenses before loss(gain) on disposal of assets	289,735	361,074	360,995	281,402		277,598
Loss (gain) on disposal of assets	2,854	(112,622)	2,163	—		—

Operating income (loss)	10,118	75,395	(22,764)	47,123		33,768
Other expense	(49,647)	(81,661)	(49,501)	(56,907)		(57,950)

Loss before income taxes, discontinued operations, extraordinary item and cumulative effect of change in accounting principle	(39,529)	(6,266)	(72,265)	(9,784)		(24,182)
Income tax benefit (expense)	219	(1,095)	—	195		197
Equity in income of investments	16	783	—	69		(303)

Loss from continuing operations	(39,294)	(6,578)	(72,265)	(9,520)		(24,288)
Loss from discontinued operations	—	(52)	(7,632)	(1,718)		(917)

Loss before cumulative effect of change in accounting principle	(39,294)	(6,630)	(79,897)	(11,238)		(25,205)
Cumulative effect of change in accounting principle	—	—	(105,350)	—		—

Net loss	$(39,294)	$(6,630)	$(185,247)	$(11,238)		$(25,205)

Loss per share — basic and diluted:
Loss from continuing operations	$(1.33)	$(0.22)	$(2.30)	$(0.30)		$(0.74)
Loss from discontinued operations	—	—	(0.24)	(0.06)		(0.03)
Cumulative effect of change in accounting principle	—	—	(3.35)	—		—

Net loss	$(1.33)	$(0.22)	$(5.89)	$(0.36)		$(0.77)

Weighted average shares outstanding (000’s):
Basic	29,592	29,980	31,464	31,523		32,654

Diluted	29,592	29,980	31,464	31,523		32,654

Balance Sheet Data (end of period):
Total assets	$637,127	$685,391	$752,509	$949,095		$953,660
Long-term debt, including current portion	525,889	550,220	607,763	611,250		614,004
Stockholders’ equity (deficit)	(33,442)	1,860	8	191,687		215,380

Other Financial Data:
Cash provided by operating activities	$59,025	$50,411	$65,984	$76,679		$49,589
Cash provided (used) by investing activities	(44,455)	64,295	(70,028)	(95,899	)(1)	(75,795	)(1)
Cash used by financing activities	(18,486)	(77,695)	(8,703)	(1,664)		(13,892)
Capital expenditures	51,422	50,906	72,621	88,998		73,349

(1)	Cash provided (used) by investing activities for the years ended December 31, 2001 and 2000 has not been restated for the effects of the Company’s treatment of auction-rate securities and other short-term investments discussed in Note 25 to the Company’s consolidated financial statements as it was not practicable for the Company to obtain such information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the other financial information included elsewhere in this Form 10-K/A.
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
     Video Entertainment — We provide video entertainment services on a resale basis through our partnership with the satellite provider, DISH Network. The current agreement with the provider became effective August 2003 and will either be renegotiated or terminate in December 2005.
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

($ in thousands, except per share data)	2004	2003	2002
Operating revenues:
Local telephone	$211,187	$215,686	$226,697
Wireless	56,694	46,548	43,180
Directory	—	11,631	33,604
Internet	20,173	33,026	20,847
Interexchange	14,653	16,956	16,066

Total operating revenues	302,707	323,847	340,394

Operating expenses:
Local telephone (exclusive of depreciation and amortization)	127,918	116,653	114,832
Wireless (exclusive of depreciation and amortization)	37,918	31,064	29,352
Directory (exclusive of depreciation and amortization)	—	5,249	14,170
Internet (exclusive of depreciation and amortization)	25,739	45,523	31,299
Interexchange (exclusive of depreciation and amortization)	19,773	25,542	23,647
Contract termination and asset impairment charges	—	54,858	—
Depreciation and amortization	78,387	82,185	82,940
Loss (gain) on disposal of assets, net	2,854	(112,622)	2,163
Goodwill impairment loss	—	—	64,755

Total operating expenses	292,589	248,452	363,158

Operating income (loss)	10,118	75,395	(22,764)

Other income and expense:
Interest expense	(51,288)	(71,470)	(51,704)
Interest income and other	1,641	(10,191)	2,203

Total other income (expense)	(49,647)	(81,661)	(49,501)

Loss before income taxes, discontinued operations and cumulative effect of change in accounting principle	(39,529)	(6,266)	(72,265)
Income tax (expense) benefit	219	(1,095)	—
Equity in income of investments	16	783	—

Loss from continuing operations	(39,294)	(6,578)	(72,265)
Loss from discontinued operations	—	(52)	(7,632)

Loss before cumulative effect of change in accounting principle	(39,294)	(6,630)	(79,897)
Cumulative effect of change in accounting principle	—	—	(105,350)

Net loss	$(39,294)	$(6,630)	$(185,247)

Loss per share — basic and diluted:
Loss from continuing operations	$(1.33)	$(0.22)	$(2.30)
Loss from discontinued operations	—	—	(0.24)
Cumulative effect of change in accounting principle	—	—	(3.35)

Net loss	$(1.33)	$(0.22)	$(5.89)

Weighted average shares outstanding:
Basic	29,592	29,980	31,464

Diluted	29,592	29,980	31,464

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
     Local Telephone. Local telephone revenue, which consists of local network service, network access and deregulated and other revenue, decreased $4.5 million, or 2.1%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. The following table summarizes our consolidated local telephone revenue by category:

	Year Ended December 31,
	2004	2003
	(in thousands)
Local telephone revenue:
Local network service	$91,669	$96,357
Network access revenue	97,536	97,759
Deregulated revenue and other	21,982	21,570

Total local telephone revenue	$211,187	$215,686

     The following table summarizes our local telephone access lines:

	As of December 31,
	2004	2003
Retail access lines	207,905	218,058
Wholesale access lines	16,590	19,159
Unbundled network elements — loop (UNE-L)	64,589	68,916
Unbundled network elements — platform (UNE-P)	6,365	5,333

Total local telephone access lines	295,449	311,466

     Consistent with the U.S. telecommunications industry trend, we experienced a loss of network access lines as customers migrated to broadband Internet services reducing demand for second lines, migrated to cable telephony, or replaced landline service with wireless service. Additionally, our primary competitor has begun to deploy cable telephony and began switching its UNE-L provisioned subscribers over to its own network in the Anchorage market during 2004. In November 2004 we received a final order from the RCA with respect to UNE-L rates for ACSA, retroactive to June 2004 increasing the UNE-L rate from $14.92 to $18.64. See “Item 1. Business — Regulation” for further discussion.
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
     The following table itemizes the components of the contract termination and asset impairment charges (in thousands).

Contract termination charges:
Contract termination cash settlement	$3,448
Loss on disposal of assets	5,648
Accounts receivable and working capital write-downs	3,575

Total contract termination charges	$12,671

Asset impairment charges	$42,187

Total contract termination and asset impairment charges	$54,858

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

     The following table summarizes our consolidated local telephone revenue by category:

	Year Ended December 31,
	2003	2002
	(in thousands)
Local telephone revenue:
Local network service	$96,357	$99,512
Network access revenue	97,759	108,335
Deregulated revenue and other	21,570	18,850

Total local telephone revenue	$215,686	$226,697

     The following table summarizes our local telephone access lines:

	As of December 31,
	2003	2002
Retail access lines	218,058	236,148
Wholesale access lines	19,159	22,148
Unbundled network elements — loop (UNE-L)	68,916	62,091
Unbundled network elements — platform (UNE-P)	5,333	2,620

Total local telephone access lines	311,466	323,007

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
     We experienced a loss of direct retail customers during the year as customers cancelled second lines they were not using or switched to competing service providers. This reduction in direct retail customers was partially offset by an increase in wholesale lines. Generally, if a retail local network service customer of ours switches to a competitor, we continue to provide the line to the competitor on a wholesale basis at reduced revenue per line. Management believes that the continuing loss of market share we have experienced in certain of our markets is partially attributable to below cost interconnection rates mandated by the RCA for UNEs. On October 25, 2001, the RCA granted ACSA an interim UNE rate increase of $1.07, bringing the UNE rate up from $13.85 to $14.92. The interim and refundable rate increase was implemented in November 2001 and generated approximately $0.8 million in additional revenue during 2003. See “Item 1. Business — Regulation” for further discussion.
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
     The following table itemizes the components of the contract termination and asset impairment charges (in thousands).

Contract termination charges:
Contract termination cash settlement	$3,448
Loss on disposal of assets	5,648
Accounts receivable and working capital write-downs	3,575

Total contract termination charges	$12,671

Asset impairment charges	$42,187

Total contract termination and asset impairment charges	$54,858

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

     Interest expense and interest income and other
     Interest expense increased $19.8 million, or 38.2%, for the year ended December 31, 2003 compared to the year ended December 31, 2002. As a result of the early extinguishments of outstanding debt of $106.7 million during the second quarter of 2003 and the refinancing of $320.7 million during the third quarter of 2003, $13.1 million of debt issuance cost was charged to interest expense. We also extinguished early our interest rate swap contract during the fourth quarter of 2003, resulting in a charge of $8.0 million which resulted in $5.1 million of interest expense in excess of what would have been recorded had the swap not been terminated. During the second quarter of 2002, we reversed $1.7 million of previously accrued interest expense as a result of a favorable ruling by the District of Columbia Court of Appeals related to a dispute on interstate access rates for the Anchorage market. In addition, we incurred additional interest expense in 2003 under our $182 million 9⅞% senior notes due 2011, offset by lower term loan balances and the results of market interest rate effects on our variable interest rate debt.
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
Liquidity and capital resources
     We have satisfied our cash requirements for operations, capital expenditures and debt service primarily through internally generated funds, the sale of stock and debt financing. For the year ended December 31, 2004, our cash flows from operating activities were $59.0 million. At December 31, 2004, we had approximately $71.2 million in net working capital, with approximately $50.7 million represented by cash and cash equivalents, $35.2 million by short term investments and $4.7 million by restricted cash. As of December 31, 2004, we had $50.0 million of remaining capacity under our former revolving credit facility, representing 100% of available capacity.

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
     The local telephone network requires the timely maintenance of plant and infrastructure. Our historical capital expenditures have been significant. The construction and geographic expansion of our wireless network has required significant capital. The implementation of our interexchange network and data services strategy is also capital intensive. Capital expenditures for 2004 were $51.4 million, of which $10.4 million was expended on CDMA 1xRTT build out and $5.6 million was expended on the Crest fiber optic capacity purchases. We intend to fund future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under our revolving credit facility. At December 31, 2004 we had allocated $55.0 million of our total current unrestricted cash and short term investment balance of $85.9 million to fund the completion over the next two years of our CDMA 1xRTT and EV-DO build out and to secure fiber capacity within Alaska and to the lower 48 states in the United States under the terms of our agreement with Crest.
     Our capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, and our decision to pursue specific acquisition opportunities, among other things.
     We announced on October 28, 2004 the adoption of a dividend policy by our board of directors and declared our first quarterly dividend of $0.185 per share, payable on January 19, 2005 to holders of record on December 31, 2004. While we intend to continue to pay quarterly dividends, such payment is subject to our future operating and financial performance, capital expenditures, working capital requirements and other factors. Accordingly, our board of directors may modify or revoke this policy at any time. See “ Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters — Dividends.” Simultaneous with the announcement of the dividend policy, we also announced the withdrawal of our registration statements for a proposed initial public offering of income deposit securities, a separate proposed offering of senior subordinated notes and the proposed reclassification of our existing common stock into cash and shares of new class B common stock which we had filed with the SEC. No securities were sold under the withdrawn registration statements.
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
     In December 2004, the FASB issued SFAS No. 123(Revised), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will be effective for our third quarter ending September 30, 2005. We have not yet determined the impact that SFAS 123(R) will have on our financial position and results of operations, but expect that the stock incentive plans disclosure provided in Note 1, “Description of Company and Summary of Significant Accounting Policies,” to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements, provides a reasonable measure of the expected annual impact.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

Our consolidated financial statements are submitted as a separate section of this Form 10-K/A. See Index to Consolidated Financial Statements and Schedule which appears on page F-1 hereof.

2. Financial Statement Schedule

Our financial statement schedules for the Company and its subsidiaries are submitted as a separate section of this Form 10-K/A. See Index to Consolidated Financial Statements and Schedule which appears on page F-1 hereof.

Exhibit
No.	Description
31.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David Wilson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David Wilson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or Section 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2005	Alaska Communications Systems Group, Inc.
	By:	/s/ Liane Pelletier
Liane Pelletier
Chief Executive Officer, Chairman of the Board and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Liane Pelletier Liane Pelletier	Chief Executive Officer, Chairman of the Board and President

/s/ David Wilson David Wilson	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

/s/ Kenneth L. Sprain Kenneth L. Sprain	Senior Vice President, Network and IT Operations

/s/ David C. Eisenberg David C. Eisenberg	Senior Vice President, Corporate Strategy and Development

/s/ Sheldon Fisher Sheldon Fisher	Senior Vice President, Sales and Product Marketing

/s/ Leonard A. Steinberg Leonard A. Steinberg	Vice President, General Counsel and Corporate Secretary

/s/ Elizabeth A. Pierce Elizabeth A. Pierce	Vice President, Human Resources and Facilities Services

/s/ Byron I. Mallott Byron I. Mallott	Director

/s/ Brian Rogers Brian Rogers	Director

/s/ W. Dexter Paine, III W. Dexter Paine, III	Director

/s/ John M. Egan John M. Egan	Director

/s/ Patrick Pichette Patrick Pichette	Director

/s/ Gary R. Donahee Gary R. Donahee	Director

/s/ John W. Gibson John W. Gibson	Director

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
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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
     As discussed in Note 25, the accompanying consolidated financial statements have been restated.
/s/ DELOITTE & TOUCHE LLP
Portland, Oregon
March 7, 2005
(November 2, 2005 as to Note 25)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
December 31, 2004 and 2003
(In Thousands, Except Per Share Amounts)

	As Restated — See Note 25
Assets	2004	2003
Current assets:
Cash and cash equivalents	$50,660	$54,576
Restricted cash	4,690	3,635
Short term investments	35,200	43,222
Accounts receivable-trade, net of allowance of $4,869 and $4,865	39,413	41,718
Materials and supplies	6,623	10,099
Prepayments and other current assets	3,724	5,850

Total current assets	140,310	159,100

Property, plant and equipment	1,061,767	1,041,904
Less: Accumulated depreciation and amortization	649,455	603,760

Property, plant and equipment, net	412,312	438,144

Goodwill	38,403	38,403
Intangible Assets	21,871	22,055
Debt issuance costs	15,482	18,939
Deferred charges and other assets	8,749	8,750

Total assets	$637,127	$685,391

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$2,298	$1,982
Accounts payable-affiliate	3,973	5,082
Accounts payable, accrued and other current liabilities	53,843	47,303
Income taxes payable	—	1,095
Advance billings and customer deposits	8,948	8,766

Total current liabilities	69,062	64,228

Long-term obligations, net of current portion	523,591	548,238
Other deferred credits and long-term liabilities	77,916	71,065
Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, no par, 5,000 authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 145,000 shares authorized, 35,245 and 33,611 shares issued and 30,695 and 29,343 outstanding, respectively	352	336
Common stock, $.01 par value; 0 and 267 shares subject to mandatory redemption	—	(1,198)
Treasury stock, 4,549 and 4,268 shares, respectively, at cost	(18,443)	(17,118)
Paid in capital in excess of par value	282,272	278,181
Accumulated deficit	(293,092)	(253,798)
Accumulated other comprehensive loss	(4,531)	(4,543)

Total stockholders’ equity (deficit)	(33,442)	1,860

Total liabilities and stockholders’ equity (deficit)	$637,127	$685,391

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)

	2004	2003	2002
Operating revenues:
Local telephone	$211,187	$215,686	$226,697
Wireless	56,694	46,548	43,180
Directory	—	11,631	33,604
Internet	20,173	33,026	20,847
Interexchange	14,653	16,956	16,066

Total operating revenues	302,707	323,847	340,394

Operating expenses:
Local telephone (exclusive of depreciation and amortization)	127,918	116,653	114,832
Wireless (exclusive of depreciation and amortization)	37,918	31,064	29,352
Directory (exclusive of depreciation and amortization)	—	5,249	14,170
Internet (exclusive of depreciation and amortization)	25,739	45,523	31,299
Interexchange (exclusive of depreciation and amortization)	19,773	25,542	23,647
Contract termination and asset impairment charges	—	54,858	—
Depreciation and amortization	78,387	82,185	82,940
Loss (gain) on disposal of assets, net	2,854	(112,622)	2,163
Goodwill impairment loss	—	—	64,755

Total operating expenses	292,589	248,452	363,158

Operating income (loss)	10,118	75,395	(22,764)

Other income and expense:
Interest expense	(51,288)	(71,470)	(51,704)
Interest income and other	1,641	(10,191)	2,203

Total other income (expense)	(49,647)	(81,661)	(49,501)

Loss before income taxes, discontinued operations and cumulative effect of change in accounting principle	(39,529)	(6,266)	(72,265)
Income tax (expense) benefit	219	(1,095)	—
Equity in income of investments	16	783	—

Loss from continuing operations	(39,294)	(6,578)	(72,265)
Loss from discontinued operations	—	(52)	(7,632)

Loss before cumulative effect of change in accounting principle	(39,294)	(6,630)	(79,897)
Cumulative effect of change in accounting principle	—	—	(105,350)

Net loss	$(39,294)	$(6,630)	$(185,247)

Loss per share — basic and diluted:
Loss from continuing operations	$(1.33)	$(0.22)	$(2.30)
Loss from discontinued operations	—	—	(0.24)
Cumulative effect of change in accounting principle	—	—	(3.35)

Net loss	$(1.33)	$(0.22)	$(5.89)

Weighted average shares outstanding:
Basic	29,592	29,980	31,464

Diluted	29,592	29,980	31,464

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

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(In Thousands)

	As Restated - See note 25
Cash Flows from Operating Activities:	2004	2003	2002
Net loss	$(39,294)	$(6,630)	$(185,247)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on discontinued operations	—	52	7,632
Cumulative effect of change in accounting principle	—	—	105,350
Depreciation and amortization	78,387	82,185	82,940
Loss (gain) on disposal of assets and asset impairment charges, net	2,854	(48,863)	2,163
Goodwill impairment loss	—	—	64,755
Amortization of debt issuance costs, original issue discount and warrants	6,088	17,048	4,524
Non-cash stock based compensation expense	—	900	—
Other non-cash expenses	12	4,118	—
Other deferred credits	3,048	1,643	3,073
Changes in components of working capital:
Accounts receivable and other current assets	7,907	7,451	(4,722)
Accounts payable and other current liabilities	22	(6,380)	(12,460)
Other	1	(1,072)	(1,375)
Net cash used in discontinued operations	—	(41)	(649)

Net cash provided by operating activities	59,025	50,411	65,984
Cash Flows from Investing Activities:
Construction and capital expenditures	(51,422)	(48,566)	(68,434)
Purchase of short term investments	(154,650)	(100,053)	(32,400)
Proceeds from sale of short term investments	162,672	57,831	42,100
Net proceeds from sale of business unit	—	155,269	—
Release of funds from escrow	—	3,539	3,706
Placement of funds in escrow	(1,055)	(3,725)	—
Issuance of note receivable	—	—	(15,000)

Net cash provided (used) by investing activities	(44,455)	64,295	(70,028)
Cash Flows from Financing Activities:
Payments on long-term debt	(26,962)	(434,102)	(7,328)
Proceeds from issuance of long-term debt	—	375,970	—
Debt issuance costs	—	(14,000)	—
Issuance of common stock	9,801	267	972
Purchase of treasury stock	(1,325)	(5,830)	(2,347)

Net cash used by financing activities	(18,486)	(77,695)	(8,703)
Increase (decrease) in cash	(3,916)	37,011	(12,747)
Cash and cash equivalents at beginning of the year	54,576	17,565	30,312

Cash and cash equivalents at the end of the year	$50,660	$54,576	$17,565

Supplemental Cash Flow Data:
Interest paid, net of capitalized interest	$45,470	$51,372	$46,930
Income taxes paid, net of refund	876	—	—
Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$—	$2,340	$4,187
Minimum pension liability adjustment	(12)	(191)	2,342
Interest rate swap marked to market	—	(14,152)	2,715
Dividend declared	(5,694)	—	—
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
Short-term Investments
     Short-term investments include investments in auction-rate securities. Short-term investments are considered available for sale and are carried at amortized cost which approximates fair value.
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
Debt Issuance Costs
     Underwriting, legal, accounting, printing, and other fees and expenses associated with the issuance of the Company’s senior credit facility, senior subordinated notes, senior unsecured notes and senior discount debentures are being amortized using the straight-line method which approximates the effective interest method, over the term of the debt. During 2004, the Company extinguished early its 13% senior discount debentures which resulted in a write off to expense of $330 of debt issuance costs. During 2003, the Company extinguished early its old bank credit facility which resulted in a write off to expense of $13,052 of debt issuance costs. Debt issuance costs amortization and write offs included in interest expense for 2004, 2003 and 2002 was $3,457, $16,591, and $4,239, respectively.
Original Issue Discounts
     Certain debt instruments of the Company have been issued below their face value, resulting in original issue discounts that are recorded net in long-term debt. These original issue discounts are amortized using the effective interest method. During 2004, the Company extinguished early its 13% senior discount debentures which resulted in a write off to expense of $1,968 of original issue discount. Original issue discount amortization and write offs included in interest expense for 2004, 2003 and 2002 was $2,631, $457, and $285, respectively.

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
ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
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
Stock Incentive Plans
     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock incentive plans. Accordingly, no compensation costs were recognized in operations in 2004, 2003 or 2002 related to options as all options were granted with exercise prices equal to or greater than fair value on the date of grant. If compensation costs had been determined consistent with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company’s net loss and net loss per share on a pro forma basis for 2004, 2003 and 2002 would have been as follows:

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Stock Incentive Plans (Continued)

	As Restated
	2004	2003	2002
Net loss:
As reported	$(39,294)	$(6,630)	$(185,247)
Add: Stock-based employee compensation reported in net loss	—	900	$—
Deduct: Stock based compensation under fair value method	(1,938)	(888)	(1,713)

Pro forma	$(41,232)	$(6,618)	$(186,960)

Net loss per share — basic and diluted:
As reported	$(1.33)	$(0.22)	$(5.89)
Pro forma	(1.39)	(0.22)	(5.94)
     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for grants:

	As Restated
	2004	2003	2002
Risk free rate	3.69%	3.39%	2.88%
Dividend yield	3.09%	0.00%	0.00%
Expected volatility factor	40.8%	55.5%	60.8%
Expected option life (years)	6.4	6.5	6.1
     Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company reassessed its stock compensation plan models in anticipation of adopting SFAS 123R Share-Based Payment, in 2005. During that assessment the Company identified certain corrections to the stock option valuation model assumptions. The footnote disclosure above has been restated to correct these factors. The primary causes of this restatement relate to the assumptions regarding the treatment of forfeitures and the period over which the compensation cost should be recorded. During the reassessment the Company also identified certain corrections to the stock option valuation model assumptions. As no stock-based compensation expense had yet been recorded by the Company, there is no change to the underlying financial statements other than this footnote. See Note 25 for a comparison to the previously reported numbers.
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
     Future minimum payments under these operating leases for the next five years and thereafter are as follows:

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
     In 2003, the Company accelerated the amortization of its other intangible assets. The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset as of December 31, 2004 based on the Company’s reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of SFAS No. 142:

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)
6. LONG-TERM OBLIGATIONS (Continued)
     Long-term obligations consist of the following at December 31, 2004 and 2003:

	2004	2003
2003 senior credit facility	$198,000	$200,000
9 3/8% senior subordinated notes due 2009	147,500	150,000
9 7/8% senior unsecured notes due 2011	177,650	182,000
Original issue discount — 9 7/8% senior subordinated notes due 2011	(5,321)	(5,856)
13% senior discount debentures due 2011	—	17,313
Original issue discount — 13% senior discount debentures due 2011	—	(2,097)
Capital leases and other long-term obligations	8,060	8,860

	525,889	550,220
Less current portion	2,298	1,982

Long-term obligations, net of current portion	$523,591	$548,238

     The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to December 31, 2004 are as follows:

2005	$2,298
2006	2,309
2007	2,295
2008	2,126
2009	149,282
Thereafter	367,579

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
     Capital leases and other long-term obligations
     The Company has entered into various capital leases and other debt agreements totaling $8,060 and $8,860 with a weighted average interest rate of 9.75% and 9.71% at December 31, 2004 and 2003, respectively. Future minimum interest payments on capital leases at December 31, 2004 are $4,100.

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

Contract termination charges:
Contract termination cash settlement	$3,448
Loss on disposal of assets	5,648
Accounts receivable and working capital write-downs	3,575

Total contract termination charges	$12,671

Asset impairment charges	$42,187

Total contract termination and asset impairment charges	$54,858

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

	2004	2003	2002
Numerator:
Loss from continuing operations	$(39,294)	$(6,578)	$(72,265)
Loss from discontinued operations	—	(52)	(7,632)

Loss before cumulative effect of change in accounting principle	(39,294)	(6,630)	(79,897)
Cumulative effect of change in accounting principle	—	—	(105,350)

Net loss	$(39,294)	$(6,630)	$(185,247)

Denominator:
Weighted average shares outstanding — basic & diluted	29,592	29,980	31,474

Basic and diluted earnings per share:
Loss from continuing operations	$(1.33)	$(0.22)	$(2.30)
Loss from discontinued operations	—	—	(0.24)

Loss before cumulative effect of change in accounting principle	(1.33)	(0.22)	(2.54)
Cumulative effect of change in accounting principle	—	—	(3.35)

Net loss	$(1.33)	$(0.22)	$(5.89)

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
16. RETIREMENT PLANS
     Pension benefits for substantially all of the Company’s employees are provided through the Alaska Electrical Pension Plan (“AEPP”). The Company pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined contribution plan, the accumulated benefits and plan assets are not determined for or allocated separately to the individual employer. The Company’s contribution to the plan for 2004, 2003 and 2002 was $12,342, $12,654, and $13,390, respectively.
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
     The plan’s asset allocations at December 31, 2004 and 2003, by asset category are as follows:

Asset Category	2004	2003
Equity securities*	72%	73%
Debt securities*	28%	26%
Other/Cash	0%	1%

Total	100%	100%

*	Note that mutual funds that may contain both stocks and bonds may be included in these categories.

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
     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2004:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$211,169	$56,743	$20,280	$17,067	$23,097	$(25,649)	$302,707
Depreciation and amortization	52,368	7,480	3,925	430	14,184	—	78,387
Operating income (loss)	13,298	4,257	(10,304)	(3,402)	6,269	—	10,118
Interest expense	(311)	(13)	—	(187)	(50,777)	—	(51,288)
Interest income	—	—	—	—	1,857	—	1,857
Income tax benefit (provision)	(5,254)	(1,854)	—	—	7,327	—	219
Income (loss) from continuing operations	7,733	2,390	(10,304)	(3,589)	(35,524)	—	(39,294)
Total assets	482,062	113,024	2,923	22,695	16,423	—	637,127
Capital expenditures	26,426	13,935	4,654	5	6,402		51,422
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)
17. BUSINESS SEGMENTS (Continued)
     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2003:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$215,675	$46,628	$33,026	$20,562	$37,205	$(29,249)	$323,847
Depreciation and amortization	51,235	6,527	8,759	1,068	14,596	—	82,185
Operating income (loss)	24,365	3,043	(60,442)	(21,012)	129,450	(9)	75,395
Interest expense	(441)	(5)	(67)	(164)	(70,793)	—	(71,470)
Interest income	30	—	—	—	1,719	—	1,749
Income tax benefit (provision)	(9,950)	(1,412)	—	—	10,267	—	(1,095)
Income (loss) from continuing operations	14,004	1,626	(60,513)	(21,176)	59,490	(9)	(6,578)
Total assets	508,154	102,431	23,315	27,959	23,532	—	685,391
Capital expenditures	24,113	13,018	5,255	98	8,422	—	50,906
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
     During 2003, the Company spun off its Directory Business to ACS Media LLC and subsequently sold 99.9% of its interest in ACS Media LLC to the public through a Canadian income fund. As part of that transaction, the Company entered into several long-term contracts with ACS Media LLC, including a 50-year publishing agreement, a 50-year license agreement, a 45-year non-compete agreement, and a 10-year billing and collection agreement. At December 31, 2004, and 2003, respectively, the Company had recorded in accounts payable — affiliates $3,027 and $2,867 due to ACS Media LLC under these contracts, primarily under the billing and collection agreement. The Company has a right to minority representation of one manager of the permitted nine managers of ACS Media LLC so long as its contracts with ACS Media LLC are in effect. Currently, Leonard A. Steinberg, an officer of the Company, is a manager of ACS Media LLC.
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)
21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidated Balance Sheet
December 31, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$99	$50,561	$—	$—	$50,660
Restricted cash	—	4,690	—	—	4,690
Short term investments	—	35,200	—	—	35,200
Accounts receivable-trade, net	15,397	24,857	—	(841)	39,413
Accounts receivable-affiliates	12,490	(13,578)	1,088	—	—
Materials and supplies	6,623	—	—	—	6,623
Prepayments and other current assets	1,493	2,231	—	—	3,724

Total current assets	36,102	103,961	1,088	(841)	140,310

Investments	10	360,418	(30,804)	(329,614)	10

Property, plant and equipment	957,589	104,178	—	—	1,061,767
Less: accumulated depreciation and amortization	590,471	58,984	—	—	649,455

Property, plant and equipment, net	367,118	45,194	—	—	412,312
Goodwill	—	—	—	38,403	38,403
Intangible assets, net	21,871	—	—	—	21,871
Debt issuance costs, net	—	15,482	—	—	15,482
Deferred charges and other assets	1,772	6,967	—	—	8,739

Total assets	$426,873	$532,022	$(29,716)	$(292,052)	$637,127

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$548	$1,750	$—	$—	$2,298
Accounts payable-affiliates	2,964	1,009	—	—	3,973
Accounts payable, accrued and other current liabilities	14,705	40,784	(805)	(841)	53,843
Advance billings and customer deposits	8,942	6	—	—	8,948

Total current liabilities	27,159	43,549	(805)	(841)	69,062

Long-term obligations, net of current portion	4,114	519,477	—	—	523,591
Deferred income taxes	1,345	(1,345)	—	—	—
Other deferred credits and long-term liabilities	72,240	5,676	—	—	77,916
Commitments and contingencies

Stockholders’ equity:
Common stock	2	—	352	(2)	352
Treasury stock	—	—	(18,443)	—	(18,443)
Paid in capital in excess of par value	491,240	287,242	282,272	(778,482)	282,272
Retained earnings (accumulated deficit)	(169,227)	(318,046)	(293,092)	487,273	(293,092)
Accumulated other comprehensive loss	—	(4,531)	(4,531)	4,531	(4,531)

Total stockholders’ equity	322,015	(35,335)	(33,442)	(286,680)	(33,442)

Total liabilities and stockholders’ equity	$426,873	$532,022	$(34,247)	$(287,521)	$637,127

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)
21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidated Balance Sheet
December 31, 2003

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$139	$54,437	$—	$—	$54,576
Restricted cash	—	3,635	—	—	3,635
Short term investments	—	43,222	—	—	43,222
Accounts receivable-trade, net	13,803	27,915	—	—	41,718
Accounts receivable-affiliates	33,777	(33,629)	(148)	—	—
Materials and supplies	10,027	72	—	—	10,099
Prepayments and other current assets	2,877	2,973	—	—	5,850

Total current assets	60,623	98,625	(148)	—	159,100

Investments	—	399,384	18,449	(417,833)	—
Property, plant and equipment	931,840	110,064	—	—	1,041,904
Less: accumulated depreciation and amortization	553,816	49,944	—	—	603,760

Property, plant and equipment, net	378,024	60,120	—	—	438,144

Goodwill	—	—	—	38,403	38,403
Intangible assets, net	22,055	—	—	—	22,055
Debt issuance costs, net	—	18,587	352	—	18,939
Deferred charges and other assets	2,501	6,249	—	—	8,750

Total assets	$463,203	$582,965	$18,653	$(379,430)	$685,391

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$500	$1,767	$(285)	$—	$1,982
Accounts payable-affiliates	2,867	950	1,265	—	5,082
Accounts payable, accrued and other current liabilities	15,038	31,953	312	—	47,303
Income taxes payable	—	1,095	—	—	1,095
Advance billings and customer deposits	8,766	—	—	—	8,766

Total current liabilities	27,171	35,765	1,292	—	64,228

Long-term obligations, net of current portion	4,661	528,076	15,501	—	548,238
Deferred income taxes	5,220	(5,220)	—	—	—
Other deferred credits and long-term liabilities	65,170	5,895	—	—	71,065
Commitments and contingencies

Stockholders’ equity:
Common stock	25	—	336	(25)	336
Shares subject to mandatory redemption	—	—	(1,198)	—	(1,198)
Treasury stock	—	—	(17,118)	—	(17,118)
Paid in capital in excess of par value	501,374	287,242	278,181	(788,616)	278,181
Retained earnings (accumulated deficit)	(140,418)	(264,250)	(253,798)	404,668	(253,798)
Accumulated other comprehensive loss	—	(4,543)	(4,543)	4,543	(4,543)

Total stockholders’ equity	360,981	18,449	1,860	(379,430)	1,860

Total liabilities and stockholders’ equity	$463,203	$582,965	$18,653	$(379,430)	$685,391

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)
21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated

Net cash provided (used) by operating activities	$89,264	$16,669	$8,837	$(55,745)	$59,025

Cash Flows from Investing Activities:
Construction and capital expenditures	(52,105)	683	—	—	(51,422)
Purchase of short term investments	—	(154,650)	—	—	(154,650)
Proceeds from sale of short term investments	—	162,672	—	—	162,672
Placement of funds in escrow	—	(1,055)	—	—	(1,055)

Net cash provided (used) by investing activities	(52,105)	7,650	—	—	(44,455)

Cash Flows from Financing Activities:
Payments on long-term debt	(499)	(9,150)	(17,313)	—	(26,962)
Dividends	(36,700)	(19,045)	—	55,745	—
Issuance of common stock	—	—	9,801	—	9,801
Purchase of treasury stock	—	—	(1,325)	—	(1,325)

Net cash provided (used) by financing activities	(37,199)	(28,195)	(8,837)	55,745	(18,486)

Increase in cash and cash equivalents	(40)	(3,876)	—	—	(3,916)
Cash and cash equivalents, beginning of the period	139	54,437	—	—	54,576

Cash and cash equivalents, end of the period	$99	$50,561	$—	$—	$50,660

Supplemental Cash Flow Data:
Interest paid, net of capitalized interest	$520	$42,506	$2,444	$—	$45,470
Income taxes paid	—	876	—	—	876

Supplemental Noncash Transactions:
Minimum pension liability adjustment	$—	$(12)	$—	$—	$(12)
Dividend declared	—	—	(5,679)	—	$(5,679)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)
21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2003

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated

Net cash provided (used) by operating activities	$47,296	$167,055	$5,563	$(169,503)	$50,411

Cash Flows from Investing Activities:
Construction and capital expenditures	(40,199)	(8,367)	—	—	(48,566)
Purchase of short term investments	—	(100,053)	—	—	(100,053)
Proceeds from sale of short term investments	—	57,831	—	—	57,831
Net proceeds from sale of business	155,269	—	—	—	155,269
Release of funds from escrow	—	3,539	—	—	3,539
Placement of funds in escrow	—	(3,725)	—	—	(3,725)

Net cash provided (used) by investing activities	115,070	(50,775)	—	—	64,295

Cash Flows from Financing Activities:
Payments on long-term debt	(3,181)	(430,921)	—	—	(434,102)
Proceeds from issuance of long-term debt	—	375,970	—	—	375,970
Debt issuance costs	—	(14,000)	—	—	(14,000)
Dividends	(158,973)	(10,530)	—	169,503	—
Issuance of common stock	—	—	267	—	267
Purchase of treasury stock	—	—	(5,830)	—	(5,830)

Net cash provided (used) by financing activities	(162,154)	(79,481)	(5,563)	169,503	(77,695)

Increase in cash and cash equivalents	212	36,799	—	—	37,011
Cash and cash equivalents, beginning of the period	(73)	17,638	—	—	17,565

Cash and cash equivalents, end of the period	$139	$54,437	$—	$—	$54,576

Supplemental Cash Flow Data:
Interest paid, net of capitalized interest	$685	$48,436	$2,251	$—	$51,372
Income taxes paid	—	—	—	—	—

Supplemental Noncash Transactions:
Property acquired under a mortgage	$2,340	$—	$—	$—	$2,340
Minimum pension liability adjustment	—	(191)	—	—	(191)
Interest rate swap marked to market	—	(14,152)	—	—	(14,152)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)
21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2002

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated

Net cash provided (used) by operating activities	$59,261	$7,695	$(972)	$—	$65,984

Cash Flows from Investing Activities:
Construction and capital expenditures	(57,838)	(10,596)	—	—	(68,434)
Purchase of short term investments	—	(32,400)	—	—	(32,400)
Proceeds from sale of short term investments	—	42,100	—	—	42,100
Release of funds from escrow	—	3,706	—	—	3,706
Issuance of note receivable	—	(15,000)	—	—	(15,000)

Net cash provided by investing activities	(57,838)	(12,190)	—	—	(70,028)

Cash Flows from Financing Activities:
Payments on long-term debt	(2,735)	(4,593)	—	—	(7,328)
Dividends	—	(2,347)	2,347	—	—
Issuance of common stock	—	—	972	—	972
Purchase of treasury stock	—	—	(2,347)	—	(2,347)

Net cash provided (used) by financing activities	(2,735)	(6,940)	972	—	(8,703)

Decrease in cash and cash equivalents	(1,312)	(11,435)	—	—	(12,747)
Cash and cash equivalents, beginning of the period	1,239	29,073	—	—	30,312

Cash and cash equivalents, end of the period	$(73)	$17,638	$—	$—	$17,565

Supplemental Cash Flow Data:
Interest paid, net of capitalized interest	$86	$44,617	$2,227	$—	$46,930
Income taxes paid	—	—	—	—	—

Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$4,187	$—	$—	$—	$4,187
Minimum pension liability adjustment	—	2,342	—	—	2,342
Interest rate swap marked to market	—	2,715	—	—	2,715

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)
25. RESTATEMENT OF FINANCIAL STATEMENTS
Short term investments
     The Company invests in auction-rate securities and other short-term investments as part of its cash management strategy. These investments had been historically classified as cash and cash equivalents because of the short duration of their interest reset periods. Subsequent to the issuance of its financial statements for the year ended December 31, 2004, the Company determined, based upon supplemental accounting interpretation regarding the financial statement classification of auction-rate securities and in consultation with the audit committee, that these investments and other short-term investments should not be classified as cash equivalents due to their underlying long-term stated maturities. As a result, the accompanying financial statements have been restated to change the classification of auction-rate securities and other short-term investments to a separate line item within current assets and to reflect purchases and sales of auction-rate securities and other short-term investments as investing cash flows in the statements of cash flows.
     Following is a summary of the effects of the change in classification described above:
Consolidated Balance Sheet Information:

	As of December 31, 2004			As of December 31, 2003
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Cash and cash equivalents	$85,860	$(35,200)	$50,660	$97,798	$(43,222)	$54,576
Short term Investments	$—	$35,200	$35,200	$—	$43,222	$43,222
Consolidated Statement of Cash Flows Information:

	Year ended		Year ended
	December 31, 2004		December 31, 2003
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Purchases of short-term investments	$—	$(154,650)	$—	$(100,053)
Proceeds from sale of short-term investments	$—	$162,672	$—	$57,831
Cash flows from investing activities	$(52,477)	$(44,455)	$106,517	$64,295
Net increase (decrease) in cash and cash equivalents	$(11,938)	$(3,916)	$79,233	$37,011
Cash and cash equivalents, beginning of the year	$97,798	$54,576	$18,565	$17,565
Cash and cash equivalents, end of the year	$85,860	$50,660	$97,798	$54,576

	Year ended
	December 31, 2002
	As Previously
	Reported	As Restated
Purchases of short-term investments	$—	$(32,400)
Proceeds from sale of short-term investments	$—	$42,100
Cash flows from investing activities	$(79,728)	$(70,028)
Net increase (decrease) in cash and cash equivalents	$(22,447)	$(12,747)
Cash and cash equivalents, beginning of the year	$41,012	$30,312
Cash and cash equivalents, end of the year	$18,565	$17,565

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2004, 2003 and 2002
(In Thousands, Except Per Share Amounts)
25. RESTATEMENT OF FINANCIAL STATEMENTS (Continued)
Cash Paid to Affiliate
     The Company also restated its financial statements to reflect the cash payments of $1,262 made during the year ended December 31, 2004 related to the reacquisition of 267 shares of the Company’s stock owned by a retired officer (see Note 18).

	Year ended
	December 31, 2004
	As Previously
	Reported	As Restated
Accounts payable and other current liabilities	$(1,176)	$22
Cash flows from operating activities	$57,827	$59,025
Purchases of treasury stock	$(127)	$(1,325)
Cash flows from financing activities	$(17,288)	$(18,486)
Stock Incentive Plans
     Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company reassessed its stock compensation plan models in anticipation of adopting SFAS 123R, Share-Based Payment, in 2005. The primary causes of this restatement relate to the treatment of forfeitures and the period over which the compensation cost should be recorded. During the reassessment the Company also identified certain corrections to the stock option valuation model assumptions. The footnote disclosure in Note 1 has been restated to correct these factors. As no stock-based compensation expense had yet been recorded by the Company, there is no change to the underlying financial statements other than Note 1.

	As Reported			As Restated
	2004	2003	2002	2004	2003	2002
Net loss:
As reported	$(39,294)	$(6,630)	$(185,247)	$(39,294)	$(6,630)	$(185,247)
Pro forma	(40,381)	(6,787)	(186,702)	(41,232)	(6,618)	(186,960)
Net loss per share — basic and diluted:
As reported	$(1.33)	$(0.22)	$(5.89)	$(1.33)	$(0.22)	$(5.89)
Pro forma	(1.36)	(0.23)	(5.93)	(1.39)	(0.22)	(5.94)

	As Reported			As Restated
	2004	2003	2002	2004	2003	2002
Risk free rate	4.13%	3.39%	2.88%	3.69%	3.39%	2.88%
Dividend yield	0.0%	0.0%	0.0%	3.09%	0.00%	0.00%
Expected volatility factor	40.8%	55.5%	60.8%	40.8%	55.5%	60.8%
Expected option life (years)	6.1	6.8	6.1	6.4	6.5	6.1

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Schedule II — Valuation and Qualifying Accounts
(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	costs and	other		End
Description	of Period	expenses	accounts (1)	Deductions (2)	of Period

2004 Allowance for doubtful accounts	$4,865	$2,922	$948	$(3,866)	$4,869

2003 Allowance for doubtful accounts	$6,075	$839	$2,582	$(4,631)	$4,865

2002 Allowance for doubtful accounts	$4,944	$4,884	$214	$(3,967)	$6,075

(1)	Represents the reserve for accounts receivable collected on the behalf of others.

(2)	Represents credit losses.