Form 10-Q/A
period 2005-03-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2005-11-03
CIK 1089511

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days .
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
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS :
The number of shares outstanding of the registrant’s Common Stock, as of October 31, 2005, was 41,531,147.

EXPLANATORY NOTE:
This amendment to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 is being filed solely to reflect a change in the balance sheet classification of auction-rate securities, from cash and cash equivalents to a separate line item within current assets of $31,350 and $35,200 at March 31, 2005 and December 31, 2004, respectively, and to reflect purchases and sales of these securities as investing cash flows in the statements of cash flows and to add disclosure of short-term investments.
Except for the aforementioned changes, this Form 10-Q/A does not modify or update other disclosures in the Form 10-Q, including the nature and character of such disclosure to reflect events occurring after the filing date of the Form 10-Q.

		Page
		Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets (unaudited) As of March 31, 2005 and December 31, 2004	4

	Consolidated Statements of Operations (unaudited) For the Three Months Ended March 31, 2005 and 2004	5

	Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited) For the Three Months Ended March 31, 2005 and 2004	6

	Consolidated Statements of Cash Flows (unaudited) For the Three Months Ended March 31, 2005 and 2004	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 6.	Exhibits	32

Signatures		33
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands Except Per Share Amounts)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$32,116	$50,660
Restricted cash	4,690	4,690
Short term investments	31,350	35,200
Accounts receivable — trade, net of allowance of $4,895 and $4,869	38,440	39,413
Materials and supplies	7,056	6,623
Prepayments and other current assets	4,419	3,724

Total current assets	118,071	140,310

Property, plant and equipment	1,068,740	1,061,767
Less: accumulated depreciation and amortization	668,596	649,455

Property, plant and equipment, net	400,144	412,312

Goodwill	38,403	38,403
Intangible assets	21,826	21,871
Debt issuance costs	14,294	15,482
Deferred charges and other assets	9,337	8,749

Total assets	$602,075	$637,127

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$393	$2,298
Accounts payable-affiliate	2,686	3,973
Accounts payable, accrued and other current liabilities	48,862	53,843
Advance billings and customer deposits	8,893	8,948

Total current liabilities	60,834	69,062

Long-term obligations, net of current portion	457,321	523,591
Other deferred credits and long-term liabilities	74,784	77,916
Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, no par, 5,000 authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 145,000 authorized, 45,167 and 35,245 issued and 40,617 and 30,695 outstanding, respectively	452	352
Treasury stock, 4,550 shares at cost	(18,443)	(18,443)
Paid in capital in excess of par value	350,493	282,272
Accumulated deficit	(321,292)	(293,092)
Accumulated other comprehensive loss	(2,074)	(4,531)

Total stockholders’ equity (deficit)	9,136	(33,442)

Total liabilities and stockholders’ equity	$602,075	$637,127

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

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended
	March 31,
	2005	2004

Cash Flows from Operating Activities:
Net loss	$(28,200)	$(8,769)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:

Depreciation and amortization	20,413	19,106
Loss (gain) on disposal of assets, net	(68)	227
Amortization of debt issuance costs and original issue discount	13,807	928
Other deferred credits	(4,082)	(2,285)
Changes in components of working capital:
Accounts receivable and other current assets	(155)	4,964
Accounts payable and other current liabilities	(8,784)	(8,658)
Deferred charges and other assets	1,869	206

Net cash (used) provided by operating activities	(5,200)	5,719

Cash Flows from Investing Activities:
Construction and capital expenditures	(7,182)	(10,356)
Purchase of short term investments	(50,950)	(37,950)
Proceeds from sales of short term investments	54,800	38,522

Net cash used by investing activities	(3,332)	(9,784)

Cash Flows from Financing Activities:
Payments on long-term debt	(405,157)	(828)
Proceeds from issuance of long-term debt	335,000	—
Debt issuance costs	(10,637)	—
Payment of dividend on common stock	(5,679)	—
Issuance of common stock	84,278	9
Stock issuance costs	(7,817)	—
Purchase of treasury stock	—	(63)

Net cash used by financing activities	(10,012)	(882)

Decrease in cash and cash equivalents	(18,544)	(4,947)

Cash and cash equivalents at beginning of the period	50,660	54,509

Cash and cash equivalents at the end of the period	$32,116	$49,562

Supplemental Cash Flow Data:
Interest paid	$10,142	$11,876
Income taxes paid, net of refund	—	1,120

Supplemental Noncash Transactions:
Interest rate swap	$2,457	$—
Dividend declared, but not paid	(8,140)	—
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
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. However, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. Certain reclassifications have been made to the 2004 financial statements to make them conform to the current presentation.
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
Short-term Investments
     Short-term investments include investments in auction rate securities. Prior to June 30, 2005, the Company had previously categorized its short-term investments in auction rate securities as a component of “Cash and cash equivalents” in the Company’s consolidated balance sheets, but has determined that categorization as “Short-term investments” is more appropriate. Accordingly, the short-term investments in auction rate securities have been reclassified for all periods presented.
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
     In December 2004, the FASB is sued SFAS No. 153, Exchanges of Non-Monetary Assets, which is effective for the Company starting July 1, 2005. In the past, the Company was frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, the Company will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on the Company’s financial position or results of operations.

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

     The aggregate maturities of long -term obligations for each of the five years and thereafter subsequent to March 31, 2005 are as follows:

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
5. RETIREMENT PLANS
     Pension benefits for substantially all of the Company’s employees are provided through the Alaska Electrical Pension Plan (“AEPP”). The Company pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined contribution plan, the accumulated benefits and plan assets are not determined for or allocated separately to the individual employer. The Company has no responsibility for the benefit obligation other than the contractual contribution rate. The Company als o provides a 401(k) retirement savings plan covering substantially all of its employees.
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
     The following table illustrates selected financial data for each segment as of and for the three months ended March 31, 2005 :

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$51,566	$17,066	$5,125	$4,430	$5,636	$(6,415)	$77,408
Depreciation and amortization	13,218	2,598	820	91	3,686	—	20,413
Operating income (loss)	3,312	4,094	(1,500)	(125)	1,540	—	7,321
Interest expense	(71)	—	—	(46)	(9,649)	—	(9,766)
Loss on extinguishment of debt	—	—	—	—	(26,204)	—	(26,204)
Interest income	—	—	—	—	494	—	494
Income tax provision (benefit)	1,145	1,686	—	—	(2,831)	—	—
Net income (loss)	2,096	2,408	(1,500)	(171)	(56,397)	25,364	(28,200)
Total assets	454,465	116,071	(1,478)	19,834	13,183	—	602,075
Capital expenditures	4,127	299	708	—	2,048	—	7,182

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
     The following table illustrates selected financial data for each segment as of and for the three months ended March 31, 2004 :

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
7. RELATED PARTY TRANSACTIONS
     Fox Paine & Company, LLC (“Fox Paine”), ACS Group’s largest stockholder, was entitled to receive an annual management fee in the amount of 1% of the Company’s net income before interest expense, interest income, income taxes, depreciation and amortization, and equity in earnings (loss) of investments, calculated without regard to the fee pursuant to an agreement dated May 14, 1999. The management fee expense for the three months ended March 31, 2005 was $38, related to a final contract true up, and $220 for the three months ended March 31, 2004. The management fee payable at March 31, 2005 and 2004 was $0 and $1,206, respectively. The annual management fee obligation to Fox Paine was terminated, effective for periods beginning after December 31, 2004, as partial consideration for a $2,700 transaction fee paid to Fox Paine in February 2005, in connection with assistance rendered in structuring a stock offering and refinancing transaction that the Company completed during the first quarter of 2005. The transaction fee agreement was approved by the Company’s board of directors.
     Two of the Company’s directors, Messrs. Saul A. Fox and W. Dext er Paine, III are co-founders of Fox Paine and currently serve as Fox Paine’s Chief Executive Officer and President. A third director, Mr. Wray T. Thorn, is a former director of Fox Paine.
     During 2003, the Company spun off its Directory Business to ACS Media LLC and subsequently sold 99.9% of its interest in ACS Media LLC to the public through a Canadian income fund. As part of that transaction, the Company entered into several long-term contracts with ACS Media LLC, including a 50-year publishing agreement, a 50-year license agreement, a 45-year non-compete agreement, and a 10-year billing and collection agreement. At March 31, 2005, the Company had recorded in accounts payable — affiliates, $2,686 due to ACS Media LLC under these contracts, primarily under the billing and collection agreement. The Company has a right to minority representation of one manager of the permitted nine managers of ACS Media LLC so long as its contracts with ACS Media LLC are in effect. Currently, Leonard A. Steinberg, an officer of the Company, is a manager of ACS Media LLC.
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
Instruments with Characteristics of both Liabilities and Equity, the obligation was initially measured at fair value. If the obligation had been settled on December 31, 2003, the Company would have paid $1,265 for those shares and, accordingly, $1,265 was included in Accounts payable - affiliates on the Consolidated Balance Sheets of the Company at that date. As of March 31, 2004, the Company classified the 267 shares as shares subject to mandatory redemption within stockholders’ equity on the Consolidated Balance Sheets.
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
Condensed Consolidating Balance Sheet
March 31, 2005

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$82	$32,034	$—	$—	$32,116
Restricted cash	—	4,690	—	—	4,690
Short term investments	—	31,350			31,350
Accounts receivable-trade, net	14,479	23,959	—	—	38,438
Accounts receivable-affiliates	26,828	(28,917)	2,091	—	2
Materials and supplies	7,056	—	—	—	7,056
Prepayments and other current assets	1,916	2,503	—	—	4,419

Total current assets	50,361	65,619	2,091	—	118,071

Investments	10	363,255	7,088	(370,343)	10

Property, plant and equipment	962,514	106,226	—	—	1,068,740
Less: accumulated depreciation and amortization	605,926	62,670	—	—	668,596

Property, plant and equipment, net	356,588	43,556	—	—	400,144

Goodwill	—	—	—	38,403	38,403
Intangible assets	21,826	—	—	—	21,826
Debt issuance costs	—	14,294	—	—	14,294
Deferred charges and other assets	1,584	7,743	—	—	9,327

Total assets	$430,369	$494,467	$9,179	$(331,940)	602,075

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$571	$(178)	$—	$—	$393
Accounts payable-affiliates	2,618	68	—	—	2,686
Accounts payable, accrued and other current liabilities	15,182	28,596	43	5,041	48,862
Advance billings and customer deposits	8,887	6	—	—	8,893

Total current liabilities	27,258	28,492	43	5,041	60,834

Long-term obligations, net of current portion	3,861	453,460	—	—	457,321
Deferred income taxes	310	(310)	—	—	—
Other deferred credits and long-term liabilities	74,089	5,737	—	(5,042)	74,784
Commitments and contingencies

Stockholders’ equity:
Common stock	2	—	452	(2)	452
Treasury stock	—	—	(18,443)	—	(18,443)
Paid in capital in excess of par value	491,240	313,751	350,493	(804,991)	350,493
Retained earnings (accumulated deficit)	(166,391)	(304,589)	(321,292)	470,980	(321,292)
Accumulated other comprehensive loss	—	(2,074)	(2,074)	2,074	(2,074)

Total stockholders’ equity	324,851	7,088	9,136	(331,939)	9,136

Total liabilities and stockholders’ equity	$430,369	$494,467	$9,179	$(331,40)	602,075

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Balance Sheet
December 31, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$99	$50,561	$—	$—	$50,660
Restricted cash	—	4,690	—	—	4,690
Short term investments	—	35,200	—	—	35,200
Accounts receivable-trade, net	15,397	24,857	—	(841)	39,413
Accounts receivable-affiliates	12,490	(13,578)	1,088	—	—
Materials and supplies	6,623	—	—	—	6,623
Prepayments and other current assets	1,493	2,231	—	—	3,724

Total current assets	36,102	103,961	1,088	(841)	140,310

Investments	10	360,418	(35,335)	(325,083)	10

Property, plant and equipment	957,589	104,178	—	—	1,061,767
Less: accumulated depreciation and amortization	590,471	58,984	—	—	649,455

Property, plant and equipment, net	367,118	45,194	—	—	412,312

Goodwill	—	—	—	38,403	38,403
Intangible assets	21,871	—	—	—	21,871
Debt issuance costs	—	15,482	—	—	15,482
Deferred charges and other assets	1,772	6,967	—	—	8,739

Total assets	$426,873	$532,022	$(34,247)	$(287,521)	$637,127

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$548	$1,750	$—	$—	$2,298
Accounts payable-affiliates	2,964	1,009	—	—	3,973
Accounts payable, accrued and other current liabilities	14,705	40,784	(805)	(841)	53,843
Advance billings and customer deposits	8,942	6	—	—	8,948

Total current liabilities	27,159	43,549	(805)	(841)	69,062

Long-term obligations, net of current portion	4,114	519,477	—	—	523,591
Deferred income taxes	1,345	(1,345)	—	—	—
Other deferred credits and long-term liabilities	72,240	5,676	—	—	77,916
Commitments and contingencies

Stockholders’ equity:
Common stock	2	—	352	(2)	352
Treasury stock	—	—	(18,443)	—	(18,443)
Paid in capital in excess of par value	491,240	245,585	282,272	(736,825)	282,272
Retained earnings (accumulated deficit)	(169,227)	(276,389)	(293,092)	445,616	(293,092)
Accumulated other comprehensive loss	—	(4,531)	(4,531)	4,531	(4,531)

Total stockholders’ equity	322,015	(35,335)	(33,442)	(286,680)	(33,442)

Total liabilities and stockholders’ equity	$426,873	$532,022	$(34,247)	$(287,521)	$637,127

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2005

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$51,566	$5,636	$—	$(5,637)	$51,565
Wireless	17,066	—	—	(10)	17,056
Internet	5,125	—	—	(64)	5,061
Interexchange	4,430	—	—	(704)	3,726

Total operating revenue	78,187	5,636	—	(6,415)	77,408

Operating expense:
Local telephone (exclusive of depreciation and amortization)	35,035	410	—	(4,922)	30,523
Wireless (exclusive of depreciation and amortization)	10,774	—	—	(1,192)	9,582
Internet (exclusive of depreciation and amortization)	5,474	—	—	(237)	5,237
Interexchange (exclusive of depreciation and amortization)	4,464	—	—	(64)	4,400
Depreciation and amortization	16,727	3,686	—	—	20,413
Gain on disposal of assets, net	(68)	—	—	—	(68)

Total operating expense	72,406	4,096	—	(6,415)	70,087

Operating income	5,781	1,540	—	—	7,321

Other income (expense):
Interest expense	(117)	(9,649)	—	—	(9,766)
Loss on extinguishment of debt	—	(26,204)	—	—	(26,204)
Interest income	—	494	—	—	494
Other	4	2,787	(28,200)	25,364	(45)

Total other income (expense)	(113)	(32,572)	(28,200)	25,364	(35,521)

Income (loss) before income taxes	5,668	(31,032)	(28,200)	25,364	(28,200)

Income tax expense (benefit)	(2,832)	2,832	—	—	—

Net income (loss)	$2,836	$(28,200)	$(28,200)	$25,364	$(28,200)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$55,822	$5,799	$—	$(5,789)	$55,832
Wireless	11,613	—	—	(12)	11,601
Internet	4,613	—	—	—	4,613
Interexchange	3,858	—	—	(449)	3,409

Total operating revenue	75,906	5,799	—	(6,250)	75,455

Operating expense:
Local telephone (exclusive of depreciation and amortization)	36,484	1,134	—	(5,044)	32,574
Wireless (exclusive of depreciation and amortization)	8,825	—	—	(897)	7,928
Internet (exclusive of depreciation and amortization)	7,752	—	—	(246)	7,506
Interexchange (exclusive of depreciation and amortization)	5,079	—	—	(63)	5,016
Depreciation and amortization	15,653	3,453	—	—	19,106
Loss on disposal of assets, net	197	30	—	—	227

Total operating expense	73,990	4,617	—	(6,250)	72,357

Operating income	1,916	1,182	—	—	3,098

Other income (expense):
Interest expense	(140)	(11,263)	(649)	—	(12,052)
Interest income	—	242	—	—	242
Other	4	(1,248)	(8,120)	9,307	(57)

Total other income (expense)	(136)	(12,269)	(8,769)	9,307	(11,867)

Income (loss) before income taxes	1,780	(11,087)	(8,769)	9,307	(8,769)

Income tax expense (benefit)	(2,967)	2,967	—	—	—

Net loss	$(1,187)	$(8,120)	$(8,769)	$9,307	$(8,769)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2005

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$5,347	$(10,547)	$(70,782)	$70,782	(5,200)

Cash Flows from Investing Activities:
Construction and capital expenditures	(5,134)	(2,048)	—	—	(7,182)
Purchase of short term investments	—	(50,950)	—	—	(50,950)
Proceeds from sales of short term investments	—	54,800	—	—	54,800

Net cash used by investing activities	(5,134)	1,802	—	—	(3,332)

Cash Flows from Financing Activities:
Payments on long-term debt	(230)	(404,927)	—	—	(405,157)
Proceeds from issuance of long-term debt	—	335,000	—	—	335,000
Debt issuance costs	—	(10,637)	—	—	(10,637)
Payment of stock dividend, net	—	—	(5,679)	—	(5,679)
Dividends	—	70,782	—	(70,782)	—
Issuance of common stock	—	—	84,278	—	84,278
Stock issuance costs	—	—	(7,817)	—	(7,817)

Net cash provided (used) by financing activities	(230)	(9,782)	70,782	(70,782)	(10,012)

Decrease in cash and cash equivalents	(17)	(18,527)	—	—	(18,544)
Cash and cash equivalents, beginning of the period	99	50,561	—	—	50,660

Cash and cash equivalents, end of the period	$82	$32,034	$—	$—	$32,116

Supplemental Cash Flow Data:
Interest paid	$152	$9,990	$—	$—	$10,142

Supplemental Noncash Transactions:
Interest rate swap	$—	$2,457	$2,457	$(2,457)	$2,457
Dividend declared, but not paid	—	—	(8,140)	—	(8,140)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$9,605	$(3,877)	$54	$(63)	$5,719

Cash Flows from Investing Activities:
Construction and capital expenditures	(9,335)	(1,021)	—	—	(10,356)
Purchase of short term investments	—	(37,950)	—	—	(37,950)
Proceeds from sales of short term investments	—	38,522	—	—	38,522

Net cash used by investing activities	(9,335)	(449)	—	—	(9,784)

Cash Flows from Financing Activities:
Payments on long-term debt	(257)	(571)	—	—	(828)
Dividends	—	(63)	—	63	—
Issuance of common stock	—	—	9	—	9
Purchase of treasury stock	—	—	(63)	—	(63)

Net cash used by financing activities	(257)	(634)	(54)	63	(882)

Increase (decrease) in cash and cash equivalents	13	(4,960)	—	—	(4,947)
Cash and cash equivalents, beginning of the period	139	54,370	—	—	54,509

Cash and cash equivalents, end of the period	$152	$49,410	$—	$—	$49,562

Supplemental Cash Flow Data:
Interest paid	$180	$11,690	$6	$—	$11,876
Income taxes paid, net of refund	1,120	—	—	—	1,120

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
LIQUIDITY AND CAPITAL RESOURCES
     Sources
     We have satisfied our cash requirements in the first quarter of 2005 for operations, capital expenditures and debt service primarily through internally generated funds, the sale of stock and debt financing. For the three months ended March 31, 2005, our net cash flows used by operating activities were $5.2 million. At March 31, 2005, we had approximately $57.2 million in net working capital, with approximately $32.1million represented by cash and cash equivalents, $31.4 million in short term investments and $4.7 million by restricted cash. As of March 31, 2005, we had $45.0 million of remaining capacity under our revolving credit facility, representing 100% of available capacity.
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
     Uses
     Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been significant. The construction and geographic expansion of our wireless network has required significant capital. The implementation of our interexchange network and data services strategy is also capital intensive. Capital expenditures for the three months ended March 31, 2005 were $7.2 million, of which $0.6 million was expended on CDMA 1xRTT build out and $1.4 million was used to upgrade our IT infrastructure including customer service applications. We intend to fund future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under our revolving credit facility. At March 31, 2005, we had allocated $49.5 million of our current unrestricted cash and short term investment balance of $63.5 million to fund the completion over the next two years of our CDMA 1xRTT and EV-DO build out and to secure fiber capacity within Alaska and to the lower 48 states in the United States under the terms of our agreement with Crest.
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
ITEM 6. EXHIBITS
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