Form 10-Q
period 2005-09-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2005-11-03
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes      ✓           No ______
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ______ No      ✓
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ______ No     ✓
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ______ No ______
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of the registrant’s Common Stock, as of October 31, 2005, was 41,531,147.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands Except Per Share Amounts)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$31,687	$50,660
Restricted cash	4,490	4,690
Short-term investments	19,325	35,200
Accounts receivable-trade, net of allowance of $5,612 and $4,869	41,971	39,413
Materials and supplies	7,865	6,623
Prepayments and other current assets	5,497	3,724

Total current assets	110,835	140,310

Property, plant and equipment	1,101,601	1,061,767
Less: accumulated depreciation and amortization	705,412	649,455

Property, plant and equipment, net	396,189	412,312

Goodwill	38,403	38,403
Intangible assets, net	21,734	21,871
Debt issuance costs, net	12,600	15,482
Deferred charges and other assets	8,895	8,749

Total assets	$588,656	$637,127

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$613	$2,298
Accounts payable-affiliate	2,898	3,973
Accounts payable, accrued and other current liabilities	48,376	53,843
Advance billings and customer deposits	9,680	8,948

Total current liabilities	61,567	69,062

Long-term obligations, net of current portion	456,762	523,591
Other deferred credits and long-term liabilities	79,326	77,916
Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, no par, 5,000 authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 145,000 authorized, 46,080 and 35,245 issued and 41,531 and 30,696 outstanding, respectively	461	352
Paid in capital in excess of par value	340,380	282,272
Accumulated deficit	(329,797)	(293,092)
Accumulated other comprehensive loss	(1,600)	(4,531)
Treasury stock, 4,549 shares at cost	(18,443)	(18,443)

Total stockholders’ equity (deficit)	(8,999)	(33,442)

Total liabilities and stockholders’ equity (deficit)	$588,656	$637,127

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating revenues:
Local telephone	$51,481	$51,396	$153,387	$160,226
Wireless	24,260	16,204	62,670	41,266
Internet	5,613	5,295	16,182	15,013
Interexchange	4,347	3,878	12,095	11,077

Total operating revenues	85,701	76,773	244,334	227,582

Operating expenses:
Local telephone (exclusive of depreciation and amortization)	32,857	35,320	94,508	97,056
Wireless (exclusive of depreciation and amortization)	14,196	10,970	36,216	27,229
Internet (exclusive of depreciation and amortization)	5,744	7,291	16,584	21,204
Interexchange (exclusive of depreciation and amortization)	4,720	5,637	12,631	15,511
Depreciation and amortization	20,955	19,770	62,060	57,686
Loss (gain) on disposal of assets, net	—	2,600	(68)	2,825

Total operating expenses	78,472	81,588	221,931	221,511

Operating income (loss)	7,229	(4,815)	22,403	6,071

Other income (expense):
Interest expense	(8,578)	(11,665)	(27,209)	(35,491)
Loss on extinguishment of debt	(6,888)	—	(33,092)	(3,423)
Interest income	418	288	1,324	766
Other	(44)	(49)	(131)	(152)

Total other income (expense)	(15,092)	(11,426)	(59,108)	(38,300)

Net loss	$(7,863)	$(16,241)	$(36,705)	$(32,229)

Loss per share — basic and diluted:
Net loss	$(0.19)	$(0.55)	$(0.92)	$(1.10)

Weighted average shares outstanding:
Basic and diluted	41,468	29,384	39,715	29,418

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
Nine Months Ended September 30, 2005 and 2004
(Unaudited, In Thousands)

		Shares		Paid in		Accumulated
		Subject to		Capital in		Other	Stockholders'
	Common	Mandatory	Treasury	Excess of	Accumulated	Comprehensive	Equity
	Stock	Redemption	Stock	Par	Deficit	Loss	(Deficit)
Balance, January 1, 2004	$336	$(1,198)	$(17,118)	$278,181	$(253,798)	$(4,543)	$1,860

Components of comprehensive loss:
Comprehensive loss 6 months ended June 30	—	—	—	—	(15,988)	—	(15,988)
Comprehensive loss 3 months ended September 30	—	—	—	—	(16,241)	—	(16,241)

Total comprehensive loss							(32,229)

Purchase of 267 shares subject to mandatory redemption	—	1,198	(1,262)	—	—	—	(64)

Purchase of 14 shares of treasury stock	—	—	(63)	—	—	—	(63)

Issuance of 322 shares of common stock, $.01 par	3	—	—	1,868	—	—	1,871

Balance, September 30, 2004	$339	—	$(18,443)	$280,049	$(286,027)	$(4,543)	$(28,625)

Balance, January 1, 2005	$352	—	$(18,443)	$282,272	$(293,092)	$(4,531)	$(33,442)

Components of comprehensive loss:
Comprehensive loss 6 months ended June 30	—	—	—	—	(28,842)	5,106	(23,736)
Comprehensive loss 3 months ended September 30	—	—	—	—	(7,863)	(2,175)	(10,038)

Total comprehensive loss							(33,774)

Dividends declared	—	—	—	(24,760)	—	—	(24,760)

Stock compensation costs	—	—	—	1,383	—	—	1,383

Issuance of 938 shares of common stock pursuant to stock plans, $.01 par	9	—	—	5,278	—	—	5,287

Issuance of 9,897 shares of common stock, net of offering costs, $.01 par	100	—	—	76,207	—	—	76,307

Balance, September 30, 2005	$461	—	$(18,443)	$340,380	$(329,797)	$(1,600)	$(8,999)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(36,705)	$(32,229)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,060	57,686
Loss (gain) on disposal of assets, net	(68)	2,825
Amortization of debt issuance costs and original issue discount	17,508	5,003
Stock compensation costs	1,383	—
Other deferred credits	(1,484)	1,570
Changes in components of working capital:
Accounts receivable and other current assets	(5,573)	5,096
Accounts payable and other current liabilities	(8,483)	426
Deferred charges and other assets	3,384	(445)

Net cash provided by operating activities	32,022	39,932
Cash Flows from Investing Activities:
Construction and capital expenditures	(42,838)	(38,084)
Purchase of short-term investments	(81,845)	(102,200)
Sale of short-term investments	97,720	87,600
Placement of funds in restricted account	(300)	(1,055)
Release of funds from escrow	500	—

Net cash used by investing activities	(26,763)	(53,739)
Cash Flows from Financing Activities:
Payments on long-term debt	(446,833)	(19,448)
Proceeds from issuance of long-term debt	375,000	—
Debt issuance costs	(11,307)	—
Payment of dividends on common stock	(22,087)	—
Issuance of common stock	88,812	1,871
Stock issuance costs	(7,817)	—
Purchase of treasury stock	—	(1,325)

Net cash used by financing activities	(24,232)	(18,902)
Decrease in cash and cash equivalents	(18,973)	(32,709)
Cash and cash equivalents at beginning of the period	50,660	65,398

Cash and cash equivalents at the end of the period	$31,687	$32,689

Supplemental Cash Flow Data:
Interest paid	$26,843	$34,489
Income taxes paid, net of refund	—	1,120
Supplemental Noncash Transactions:
Interest rate swap	$2,931	$—
Dividend declared, but not paid	(8,317)	—
Stock funding of pension	599	—

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
     In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the nine months ended September 30, 2005 and 2004, are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.
Short-term Investments
     Short-term investments include investments in auction rate securities. Short-term investments are considered available for sale and are carried at amortized cost which approximates fair value.
Revenue Recognition
     Access revenue is recognized when earned. The Company participates in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At September 30, 2005, and December 31, 2004, the Company had liabilities of $18,660 and $18,557, respectively related to its estimate of refundable access revenue. The increase in the reserve during the nine months ended September 30, 2005 of $103, was the net impact of increases to the reserve for the deferral of current period billed revenue, or cash receipts, that are subject to dispute, and revenue recognized in prior periods for collection of cash for universal service funding which has become subject to potential refund, offset in part by reductions to the reserve for refunds, or revenue recognized, following the settlement of prior period claims.

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
     The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction, which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS 71 of $48,187 and $31,540 as of September 30, 2005 and 2004, respectively, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. The Company has also deferred as a regulatory asset $894 of costs incurred in connection with regulatory rate making proceedings, which is being amortized over three years starting in 2003. The balance of this regulatory asset was $74 at September 30, 2005. If the Company were not following SFAS 71, it would have recorded additional cumulative depreciation expense in the nine months ended September 30, 2005 and September 30, 2004, of $13,215 and $14,309, respectively, for the intrastate and local jurisdictions and the deferred costs incurred in connection with regulatory rate making proceedings would have been charged to expense as incurred. The Company also has a regulatory liability of $57,243 and $53,470, at September 30, 2005 and September 2004 respectively, related to accumulated removal costs. If the Company were not following SFAS 71, it would have followed SFAS 143, Accounting for Asset Retirement Obligations. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS 71 principles. SFAS 71 also requires revenue and costs generated between regulated and non-regulated group companies not be eliminated on consolidation; these revenue and costs totaled $8,706 and $23,770 for the three and nine months ended September 30, 2005, respectively, and $7,321 and $21,284, for the three and nine months ended September 30, 2004, respectively.
Stock-based Compensation
  Effect of Early Adoption of SFAS 123(R)
     As of July 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified retrospective method applied to prior interim periods in the year of initial adoption, which requires measurement of compensation cost from January 1, 2005, for all unvested stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS 123(R) resulted in additional stock based compensation expense of $539 being recorded for the six months ended June 30, 2005. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant, discounted for estimated dividend payments that do not accrue to the employee during the vesting period, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123(R), Accounting for Stock-Based Compensation. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight line attribution method for stock-based payment grants from July 1, 2005 onwards, and the graded vesting attribution method for legacy stock-based payment grants as prescribed by SFAS 123(R).
     Prior to July 1, 2005, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)
Valuation Assumptions

		Nine and Three Months ended
		September 30,
		2005	2004
Stock options:
	Risk free rate	4.21%	3.49%
	Dividend yield	8.65%	—
	Expected volatility factor	40.17%	54.40%
	Expected option life (years)	6.0	6.7
	Expected forfeiture rate	2.00%	—
Restricted stock grants:
	Risk free rate	3.50%	—
Employee stock purchase plan:
	Risk free rate	3.00%	—
	Dividend yield	8.32%	—
	Expected volatility factor	41.70%	—
	Expected option life (years)	0.5	—
     The fair value for each stock option granted was estimated at the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatilities of our common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; the dividend yield is based on dividend yield of the option strike price at grant date, and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. See “Note 4, Stock Incentive Plans” for additional information.
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
3. LONG TERM OBLIGATIONS
     Long term obligations consist of the following at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
2003 senior credit facility term loan	$—	$198,000
2005 senior credit facility term loan	375,000	—
9 3/8% senior subordinated notes due 2009	—	147,500
9 7/8% senior unsecured notes due 2011	76,978	177,650
Original issue discount - 9 7/8% senior unsecured notes due 2011	(2,002)	(5,321)
Capital leases and other long-term obligations	7,399	8,060

	457,375	525,889
Less current portion	613	2,298

Long-term obligations, net of current portion	$456,762	$523,591

     The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to September 30, 2005 are as follows:

2005 (July 1 - December 31)	$182
2006 (January 1 - December 31)	970
2007 (January 1 - December 31)	1,028
2008 (January 1 - December 31)	926
2009 (January 1 - December 31)	677
2010 (January 1 - December 31)	643
Thereafter	454,951

$459,377

     In the first quarter of 2005, the Company completed refinancing transactions whereby it entered into a new $380,000 senior secured credit facility, the 2005 senior credit facility, and used $335,000 of term loan borrowings under that facility, together with $76,307 in net proceeds of a simultaneous offering of the Company’s common stock and cash on hand to repay in full and redeem the $198,000 of outstanding principal under the Company’s 2003 senior credit facility, together with interest accrued thereon; repurchase $59,346 of outstanding principal of the Company’s senior unsecured notes, together with tender premiums and interest accrued thereon; repurchase $147,500 of outstanding principal of the Company’s senior subordinated notes, together with tender premiums and interest accrued thereon; and pay underwriters’ discounts and transaction fees and expenses associated with the equity offering and refinancing transactions. Accordingly, the Company recorded a loss on debt extinguishment of $26,204 and capitalized deferred financing costs of $10,637 related to the 2005 senior credit facility.
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
     On July 15, 2005, the Company completed a refinancing transaction whereby it amended and entered into a new term loan under its 2005 senior credit facility with substantially the same terms, increasing the size of the facility to $420,000 and used the $40,000 of term loan and cash on hand to repurchase $41,326 of outstanding principal of its senior unsecured notes,

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
3. LONG TERM OBLIGATIONS (Continued)
together with redemption premiums, accrued interest and transaction fees and expenses associated with the refinancing transaction of $9,258. The Company recorded a loss on the early extinguishment of debt of $6,888 and capitalized deferred financing costs of $670 associated with this refinancing transaction. In addition, the Company entered into a $40,000 notional amount fixed to floating swap arrangement, effectively fixing the rate on the new term loan at 6.42% per year for a period of six years.
4. STOCK INCENTIVE PLANS
     Under various plans, ACS Group, through the Compensation Committee of the Board of Directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. The Company’s policy is to issue new shares to cover awards. At September 30, 2005, ACS Group has reserved a total of 10,060 (10.06 million) shares of authorized common stock for issuance under the plans. At September 30, 2005, there were a total of 9,542 shares granted, issued or awarded, 3,049 shares forfeited, 3,390 shares exercised, and 3,567 shares available for grant under the plans. In general, options under the plans vest ratably over three, four or five years.
Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan
     ACS Group has reserved 7,160 shares under this plan, which was adopted in November 1999. At September 30, 2005, 7,777 options have been granted, 3,049 have been forfeited, 2,591 have been exercised, and 2,432 shares are available for grant under the plan.
     In August 2005, the Company began granting restricted stock in lieu of stock options as the primary equity based incentive for executive and non-union represented employees. The time based restricted stock awards have vesting terms that can range from three to five years with equal annual vesting amounts. The performance based restricted stock awards cliff vest in five years and have accelerated vesting terms of one third per year if certain profitability and capital expenditure criteria are met. A long term incentive program (LTIP) also exists for executive management. LTIP awards also provide compensation from January 1, 2005 and cliff vest in five years with accelerated vesting in three years if cumulative three year profitability and capital expenditure criteria are met. Commencing on the grant date, the Company recognized compensation expense of $474 for all awards, net of estimated forfeitures, over the applicable vesting period based on the market value at the date of grant, discounted for estimated dividend payments that do not accrue to the employee during the vesting period.
Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan
     This plan was also adopted by ACS Group in November 1999 and will terminate December 31, 2009. ACS Group has reserved 1,550 shares under this plan. At September 30, 2005, 599 shares have been issued and 951 shares are available for issuance and sale. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code. On June 30, 2005, 29 shares were issued and granted under the plan at a purchase price of $7.34.
     A participant in the purchase plan may authorize regular salary deductions up to of a maximum of 15% and a minimum of 1% of base compensation. The fair market value of shares which may be purchased by any employee during any calendar year may not exceed $25. The amounts so deducted and contributed are applied to the purchase of full shares of common stock at 85% of the lesser of the fair market value of such shares on the date of purchase or on the offering date for such offering period. The offering dates are January 1 and July 1 of each purchase plan year, and each offering period will consist of one six-month purchase period. The first offering period under the plan commenced on January 1, 2000. Shares are purchased on the open market or issued from authorized but unissued shares on behalf of participating employees on the last business days of June and December for each purchase plan year and each such participant has the rights of a stockholder with respect to such shares.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
4. STOCK INCENTIVE PLANS (Continued)
2003 Options for Officer Inducement Grant
     During 2003, the Company’s Board of Directors awarded 1,000 options as an inducement grant in hiring the Company’s Chief Executive Officer; as of September 30, 2005, 200 options have been exercised and 800 are currently outstanding. The options were registered with the Securities Exchange Commission on Form S-8 during October 2004.
ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan
     The non-employee director stock compensation plan was adopted by ACS Group in November 1999. ACS Group has reserved 350 shares under this plan. At September 30, 2005, 166 shares have been awarded and 184 shares are available for grant under the plan. In 2005 and 2004, the plan requires directors to receive not less than 50% and 25% respectively, of their annual retainer in the form of ACS Group’s stock and directors are permitted to elect up to 100% of their annual retainer in the form of ACS Group’s stock. Once a year, the Directors elect the method by which they receive their stock (issued or deferred). During the quarter ended September 30, 2005, seven shares under the plan were awarded to directors, of which two were deferred until termination of service by the directors.
  Fair Value Disclosures — Prior to SFAS 123(R) Adoption
     Stock-based compensation for the period prior to January 1, 2005 was determined using the intrinsic value method. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in periods prior to January 1, 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss, as reported	$(7,863)	$(16,241)	$(36,705)	$(32,229)
Add: Stock-based employee compensation expense arising from the adoption of adopting SFAS 123(R)	370	—	909	—
Deduct: Stock-based employee compensation expense arising from the adoption of SFAS 123(R) for the current period and SFAS 123 for prior periods	(370)	(108)	(909)	(420)

Pro forma net loss	$(7,863)	$(16,349)	$(36,705)	$(32,649)

Net loss per share — basic and diluted:
As reported	$(0.19)	$(0.55)	$(0.92)	$(1.10)
Pro forma	(0.19)	(0.56)	(0.92)	(1.11)
     As the Company has a full valuation allowance against its deferred tax asset, adopting SFAS 123(R) had no impact on the net deferred tax asset balance. The Company uses the treasury stock method to calculate earnings per share. As the Company incurred a loss for the period ended September 30, 2005, it excluded the dilutive impact of options and restricted stock equivalent to 1,865 shares from its earnings per share calculation.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
4. STOCK INCENTIVE PLANS (Continued)
Options and Restricted Stock Outstanding
          Stock options outstanding and exercisable at September 30, 2005 are as follows:

		Weighted
	Number of	Average
	shares	Exercise Price
Outstanding at January 1, 2005	3,184	$5.59
Changes during the period:
Granted	7	8.83
Exercised	(796)	5.19
Canceled or expired	(168)	9.59

Outstanding at September 30, 2005	2,227	5.46

Options exercisable at September 30, 2005	292	$9.52
Unexercisable options at September 30, 2005	1,936	4.85
     The aggregate intrinsic value of options outstanding, exercisable and unexercisable at September 30, 2005 is $13,315, $561 and $12,754, respectively. The weighted average remaining life of options outstanding and options exercisable at September 30, 2005 is 7.4 and 4.9 years, respectively. Proceeds from the exercise of stock options for the nine months ended September 30, 2005 was $4,396. The weighted average fair value of options outstanding at date of grant is $2.65.
     The weighted average fair value of stock option grants, the fair value of shares vested during the period, and the intrinsic value of options exercised during the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted-average grant-date fair value of stock options granted:	$—	$1.76	$1.57	$1.57
Total fair value of shares vested during the period:	184	—	476	293
Total intrinsic value of options exercised:	312	—	3,658	227
          Restricted stock grants outstanding at September 30, 2005 are as follows:

Weighted
	Number of	Average Fair
	shares	Value
Outstanding at January 1, 2005	—	$—
Changes during the period:
Granted	710	9.01
Vested	—	—
Canceled or expired	—	—

Outstanding at September 30, 2005	710	$9.01

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
4. STOCK INCENTIVE PLANS (Continued)
     Unamortized stock-based payment and the weighted average expense period at September 30, 2005 are as follows:

		Average Period
	Unamortized	to Expense
	Expense	(years)
Stock options	$1,629	1.1
Restricted stock	5,692	1.4

Total	$7,321	1.3

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
     The Company also has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska Properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. Accrued benefits under the ACS Retirement Plan were determined in accordance with the provisions of the CenturyTel Plan. Upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the plan. On November 1, 2000, the ACS Retirement Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPP. As a result of this amendment, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting an funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company uses a December 31 measurement date for the plan.
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
     The following table represents the net periodic pension expense for the ACS Retirement Plan for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest cost	$189	$187	$568	$561
Expected return on plan assets	(203)	(189)	(610)	(566)
Amortization of loss	118	125	356	376
Amortization of prior service cost	51	51	152	152

Net periodic pension expense	$155	$174	$466	$523

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
     The following table illustrates selected financial data for each segment as of and for the nine months ended September 30, 2005:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$153,387	$62,700	$16,371	$15,843	$17,212	$(21,179)	$244,334
Depreciation and amortization	39,539	7,889	2,909	243	11,480	—	62,060
Operating income (loss)	4,995	16,090	(4,325)	465	5,178	—	22,403
Interest expense	(265)	(2)	—	(137)	(26,805)	—	(27,209)
Loss on extinguishment of debt	—	—	—	—	(33,092)	—	(33,092)
Interest income	—	—	—	—	1,324	—	1,324
Income tax provision (benefit)	1,903	6,609	—	—	(8,512)	—	—
Net income (loss)	2,827	9,464	(4,325)	328	(73,403)	28,404	(36,705)
Total assets	438,611	122,832	(5,045)	20,465	11,793	—	588,656
Capital expenditures	19,166	5,827	14,104	59	3,682	—	42,838
     Operating revenue disclosed above includes intersegment operating revenue of $44,949 of which $21,179 is eliminated. By segment, intercompany revenue balances are as follows: local telephone, $21,223 of which $12 is eliminated; wireless, $1,832 of which $30 is eliminated; interexchange, $4,352 of which $3,748 is eliminated; and all other, $17,542 of which $17,389 is eliminated. In accordance with SFAS 71, intercompany revenue between local telephone and all other segments is not eliminated above.
     The following table illustrates selected financial data for each segment as of and for the nine months ended September 30, 2004:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$160,226	$41,296	$15,056	$12,828	$17,406	$(19,230)	$227,582
Depreciation and amortization	38,215	5,527	3,031	339	10,574	—	57,686
Operating income (loss)	11,994	2,579	(9,834)	(3,221)	4,553	—	6,071
Interest expense	(236)	(12)	—	(141)	(35,102)	—	(35,491)
Loss on extinguishment of debt	—	—	—	—	(3,423)	—	(3,423)
Interest income	—	—	—	—	766	—	766
Income tax provision (benefit)	4,810	1,166	—	—	(5,976)	—	—
Net income (loss)	6,948	1,401	(9,834)	(3,362)	(27,382)	—	(32,229)
Total assets	500,740	104,975	1,026	20,738	14,193	—	641,672
Capital expenditures	18,100	8,704	7,358	72	3,850	—	38,084

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
6. BUSINESS SEGMENTS (Continued)
     Operating revenue disclosed above includes intersegment operating revenue of $40,514, of which $19,230 is eliminated. By segment, intercompany revenue balances are as follows: local telephone, $19,792, none of which is eliminated; wireless, $1,314 of which $30 is eliminated; interexchange, $1,945 of which $1,751 is eliminated; and all other, $17,463 of which $17,449 is eliminated. In accordance with SFAS 71, intercompany revenue between local telephone and all other segments is not eliminated above.
     The following table illustrates selected financial data for each segment as of and for the three months ended September 30, 2005:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$51,481	$24,271	$5,675	$6,367	$5,801	$(7,894)	$85,701
Depreciation and amortization	13,141	2,675	1,112	69	3,958	—	20,955
Operating income (loss)	693	6,163	(1,523)	244	1,652	—	7,229
Interest expense	(4)	(1)	—	(45)	(8,528)	—	(8,578)
Loss on extinguishment of debt	—	—	—	—	(6,888)	—	(6,888)
Interest income	—	—	—	—	418	—	418
Income tax provision (benefit)	77	2,512	—	—	(2,589)	—	—
Net income (loss)	612	3,645	(1,523)	199	(15,724)	4,928	(7,863)
Total assets	438,611	122,832	(5,045)	20,465	11,793	—	588,656
Capital expenditures	8,417	3,112	611	40	693	—	12,873
     Operating revenue disclosed above includes intersegment operating revenue of $16,600, of which $7,894 is eliminated. By segment, intercompany revenue balances are as follows: local telephone, $7,835 of which $4 is eliminated; wireless, $634 of which $11 is eliminated; interexchange, $2,225 of which $2,020 is eliminated; and for all other, $5,906 of which $5,859 is eliminated. In accordance with SFAS 71, intercompany revenue between local telephone and all other segments is not eliminated above.
     The following table illustrates selected financial data for each segment as of and for the three months ended September 30, 2004:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$51,396	$16,213	$5,338	$4,651	$5,782	$(6,607)	$76,773
Depreciation and amortization	12,940	1,904	1,245	91	3,590	—	19,770
Operating income (loss)	(1,001)	(737)	(3,423)	(1,149)	1,495	—	(4,815)
Interest expense	(76)	—	—	(47)	(11,542)	—	(11,665)
Interest income	—	—	—	—	288	—	288
Income tax provision (benefit)	(380)	(194)	—	—	574	—	—
Net income (loss)	(697)	(543)	(3,423)	(1,196)	(10,382)	—	(16,241)
Total assets	500,740	104,975	1,026	20,738	14,193	—	641,672
Capital expenditures	7,182	1,687	6,303	23	1,974	—	17,169
     Operating revenue disclosed above includes intersegment operating revenue of $13,928, of which $6,607 is eliminated. By segment, intercompany revenue balances are as follows: local telephone, $6,826, none of which is eliminated; wireless, $428 of which $9 is eliminated; interexchange, $841 of which $773 is eliminated; and for all other, $5,833 of which $5,825 is eliminated. In accordance with SFAS 71, intercompany revenue between local telephone and all other segments is not eliminated above.
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
February 2005, in connection with assistance rendered in structuring a stock offering and refinancing transaction that the Company completed during the first quarter of 2005. The transaction fee agreement was approved by the Company’s board of directors. The management fee expense for the three and nine months ended September 30, 2005 was $0 and $38 respectively, related to a final contract true up, and $242 and $764 respectively, for the three and nine months ended September 30, 2004. The management fee payable at September 30, 2005 and 2004 was $0 and $767, respectively.
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
     During 2003, the Company spun off its Directory Business to ACS Media LLC and subsequently sold 99.9% of its interest in ACS Media LLC to the public through a Canadian income fund. As part of that transaction, the Company entered into several long-term contracts with ACS Media LLC, including a 50-year publishing agreement, a 50-year license agreement, a 45-year non-compete agreement, and a 10-year billing and collection agreement. At September 30, 2005, the Company had recorded in accounts payable — affiliates, $2,898 due to ACS Media LLC under these contracts, primarily under the billing and collection agreement. The Company has a right to minority representation of one manager of the permitted nine managers of ACS Media LLC so long as its contracts with ACS Media LLC are in effect. Currently, Leonard A. Steinberg, an officer of the Company, is a manager of ACS Media LLC.
     On September 14, 2003, the Company entered into an agreement with a retiring officer to reacquire 267 shares of the Company’s stock owned by the officer in January 2004, at a purchase price per share equal to the highest average closing price of a share of the Company’s stock during any 5-consecutive day trading period in January 2004. The officer delivered the shares to the Company in 2004, and the Company made repurchase payments totaling $1,262 to the officer in four equal quarterly installments commencing on March 31, 2004. Under SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the obligation was initially measured at fair value. If the obligation had been settled on December 31, 2003, the Company would have paid $1,265 for those shares and, accordingly, $1,265 was included in Accounts payable — affiliates on the Consolidated Balance Sheets of the Company at that date. As of September 30, 2004, the Company had redeemed all of the outstanding shares subject to mandatory redemption.
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
Condensed Consolidating Balance Sheet
September 30, 2005

	Combined	ACS Holdings	ACS Group	Eliminations and	ACS Group
	Subsidiaries	Parent Only	Parent Only	Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$130	$31,557	$—	$—	$31,687
Restricted cash	—	4,490	—	—	4,490
Short-term investments	—	19,325	—	—	19,325
Accounts receivable-trade, net	18,817	23,154	—	—	41,971
Accounts receivable-affiliates	20,879	(28,870)	7,991	—	—
Materials and supplies	7,865	—	—	—	7,865
Prepayments and other current assets	3,101	2,396	—	—	5,497

Total current assets	50,792	52,052	7,991	—	110,835

Investments	10	368,719	(16,963)	(351,756)	10

Property, plant and equipment	993,743	107,858	—	—	1,101,601
Less: accumulated depreciation and amortization	634,950	70,462	—	—	705,412

Property, plant and equipment, net	358,793	37,396	—	—	396,189

Goodwill	—	—	—	38,403	38,403
Intangible assets	21,734	—	—	—	21,734
Debt issuance costs	—	12,600	—	—	12,600
Deferred charges and other assets	720	8,165	—	—	8,885

Total assets	$432,049	$478,932	$(8,972)	$(313,353)	$588,656

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$589	$24	$—	$—	$613
Accounts payable-affiliates	2,827	71	—	—	2,898
Accounts payable, accrued and other current liabilities	12,354	31,474	27	4,521	48,376
Advance billings and customer deposits	9,673	7	—	—	9,680

Total current liabilities	25,443	31,576	27	4,521	61,567

Long-term obligations, net of current portion	3,661	453,101	—	—	456,762
Deferred income taxes	(5,541)	5,541	—	—	—
Other deferred credits and long-term liabilities	78,170	5,677	—	(4,521)	79,326

Stockholders’ equity (deficit):
Common stock	2	—	461	(2)	461
Treasury stock	—	—	(18,443)	—	(18,443)
Paid in capital in excess of par value	491,240	297,731	340,380	(788,971)	340,380
Retained earnings (accumulated deficit)	(160,926)	(313,094)	(329,797)	474,020	(329,797)
Accumulated other comprehensive loss	—	(1,600)	(1,600)	1,600	(1,600)

Total stockholders’ equity (deficit)	330,316	(16,963)	(8,999)	(313,353)	(8,999)

Total liabilities and stockholders’ equity (deficit)	$432,049	$478,932	$(8,972)	$(313,353)	$588,656

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Balance Sheet
December 31, 2004

	Combined	ACS Holdings	ACS Group	Eliminations and	ACS Group
	Subsidiaries	Parent Only	Parent Only	Reclassifications	Consolidated
Assets
Current assets:
Cash and cash equivalents	$99	$50,561	$—	$—	$50,660
Restricted cash	—	4,690	—	—	4,690
Short-term investments	—	35,200	—	—	35,200
Accounts receivable-trade, net	15,397	24,857	—	(841)	39,413
Accounts receivable-affiliates	12,490	(13,578)	1,088	—	—
Materials and supplies	6,623	—	—	—	6,623
Prepayments and other current assets	1,493	2,231	—	—	3,724

Total current assets	36,102	103,961	1,088	(841)	140,310

Investments	10	360,418	(35,335)	(325,083)	10

Property, plant and equipment	957,589	104,178	—	—	1,061,767
Less: accumulated depreciation and amortization	590,471	58,984	—	—	649,455

Property, plant and equipment, net	367,118	45,194	—	—	412,312

Goodwill	—	—	—	38,403	38,403
Intangible assets	21,871	—	—	—	21,871
Debt issuance costs	—	15,482	—	—	15,482
Deferred charges and other assets	1,772	6,967	—	—	8,739

Total assets	$426,873	$532,022	$(34,247)	$(287,521)	$637,127

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$548	$1,750	$—	$—	$2,298
Accounts payable-affiliates	2,964	1,009	—	—	3,973
Accounts payable, accrued and other current liabilities	14,705	40,784	(805)	(841)	53,843
Advance billings and customer deposits	8,942	6	—	—	8,948

Total current liabilities	27,159	43,549	(805)	(841)	69,062

Long-term obligations, net of current portion	4,114	519,477	—	—	523,591
Deferred income taxes	1,345	(1,345)	—	—	—
Other deferred credits and long-term liabilities	72,240	5,676	—	—	77,916
Commitments and contingencies

Stockholders’ equity (deficit):
Common stock	2	—	352	(2)	352
Treasury stock	—	—	(18,443)	—	(18,443)
Paid in capital in excess of par value	491,240	245,585	282,272	(736,825)	282,272
Retained earnings (accumulated deficit)	(169,227)	(276,389)	(293,092)	445,616	(293,092)
Accumulated other comprehensive loss	—	(4,531)	(4,531)	4,531	(4,531)

Total stockholders’ equity (deficit)	322,015	(35,335)	(33,442)	(286,680)	(33,442)

Total liabilities and stockholders’ equity (deficit)	$426,873	$532,022	$(34,247)	$(287,521)	$637,127

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2005

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$51,480	$5,802	$—	$(5,801)	$51,481
Wireless	24,271	—	—	(11)	24,260
Internet	5,675	—	—	(62)	5,613
Interexchange	6,367	—	—	(2,020)	4,347

Total operating revenue	87,793	5,802	—	(7,894)	85,701
Operating expense:
Local telephone (exclusive of depreciation and amortization)	37,646	192	—	(4,981)	32,857
Wireless (exclusive of depreciation and amortization)	15,433	—	—	(1,237)	14,196
Internet (exclusive of depreciation and amortization)	6,086	—	—	(342)	5,744
Interexchange (exclusive of depreciation and amortization)	6,054	—	—	(1,334)	4,720
Depreciation and amortization	16,997	3,958	—	—	20,955
Gain on disposal of assets, net	—	—	—	—	—

Total operating expense	82,216	4,150	—	(7,894)	78,472

Operating income	5,577	1,652	—	—	7,229
Other income (expense):
Interest expense	(50)	(8,528)	—	—	(8,578)
Loss on extinguishment of debt	—	(6,888)	—	—	(6,888)
Interest income	—	418	—	—	418
Other	(2)	2,893	(7,863)	4,928	(44)

Total other income (expense)	(52)	(12,105)	(7,863)	4,928	(15,092)

Income (loss) before income taxes	5,525	(10,453)	(7,863)	4,928	(7,863)
Income tax expense (benefit)	(2,590)	2,590	—	—	—

Net income (loss)	$2,935	$(7,863)	$(7,863)	$4,928	$(7,863)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$51,397	$5,781	$—	$(5,782)	$51,396
Wireless	16,213	—	—	(9)	16,204
Internet	5,338	—	—	(43)	5,295
Interexchange	4,651	—	—	(773)	3,878

Total operating revenue	77,599	5,781	—	(6,607)	76,773
Operating expense:
Local telephone (exclusive of depreciation and amortization)	39,675	696	—	(5,051)	35,320
Wireless (exclusive of depreciation and amortization)	12,220	—	—	(1,250)	10,970
Internet (exclusive of depreciation and amortization)	7,525	—	—	(234)	7,291
Interexchange (exclusive of depreciation and amortization)	5,709	—	—	(72)	5,637
Depreciation and amortization	16,180	3,590	—	—	19,770
Gain on disposal of assets, net	2,600	—	—	—	2,600

Total operating expense	83,909	4,286	—	(6,607)	81,588

Operating income	(6,310)	1,495	—	—	(4,815)
Other income (expense):
Interest expense	(123)	(11,541)	(1)	—	(11,665)
Interest income	—	288	—	—	288
Other	3	(4,403)	(16,240)	20,591	(49)

Total other income (expense)	(120)	(15,656)	(16,241)	20,591	(11,426)

Income (loss) before income taxes	(6,430)	(14,161)	(16,241)	20,591	(16,241)
Income tax expense (benefit)	2,080	(2,080)	—	—	—

Net income (loss)	$(4,350)	$(16,241)	$(16,241)	$20,591	$(16,241)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2005

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$153,387	$17,212	$—	$(17,212)	$153,387
Wireless	62,700	—	—	(30)	62,670
Internet	16,371	—	—	(189)	16,182
Interexchange	15,843	—	—	(3,748)	12,095

Total operating revenue	248,301	17,212	—	(21,179)	244,334
Operating expense:
Local telephone (exclusive of depreciation and amortization)	108,852	554	—	(14,898)	94,508
Wireless (exclusive of depreciation and amortization)	39,121	—	—	(2,905)	36,216
Internet (exclusive of depreciation and amortization)	17,456	—	—	(872)	16,584
Interexchange (exclusive of depreciation and amortization)	15,135	—	—	(2,504)	12,631
Depreciation and amortization	50,580	11,480	—	—	62,060
Gain on disposal of assets, net	(68)	—	—	—	(68)

Total operating expense	231,076	12,034	—	(21,179)	221,931

Operating income	17,225	5,178	—	—	22,403
Other income (expense):
Interest expense	(404)	(26,805)	—	—	(27,209)
Loss on extinguishment of debt	—	(33,092)	—	—	(33,092)
Interest income	—	1,324	—	—	1,324
Other	(3)	8,173	(36,705)	28,404	(131)

Total other income (expense)	(407)	(50,400)	(36,705)	28,404	(59,108)

Income (loss) before income taxes	16,818	(45,222)	(36,705)	28,404	(36,705)
Income tax expense (benefit)	(8,517)	8,517	—	—	—

Net income (loss)	$8,301	$(36,705)	$(36,705)	$28,404	$(36,705)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$160,226	$17,406	$—	$(17,406)	$160,226
Wireless	41,296	—	—	(30)	41,266
Internet	15,056	—	—	(43)	15,013
Interexchange	12,828	—	—	(1,751)	11,077

Total operating revenue	229,406	17,406	—	(19,230)	227,582
Operating expense:
Local telephone (exclusive of depreciation and amortization)	110,021	2,249	—	(15,214)	97,056
Wireless (exclusive of depreciation and amortization)	30,362	—	—	(3,133)	27,229
Internet (exclusive of depreciation and amortization)	21,888	—	—	(684)	21,204
Interexchange (exclusive of depreciation and amortization)	15,710	—	—	(199)	15,511
Depreciation and amortization	47,112	10,574	—	—	57,686
Loss on disposal of assets, net	2,795	30	—	—	2,825

Total operating expense	227,888	12,853	—	(19,230)	221,511

Operating income	1,518	4,553	—	—	6,071
Other income (expense):
Interest expense	(389)	(33,982)	(1,120)	—	(35,491)
Loss on extinguishment of debt	—	—	(3,423)	—	(3,423)
Interest income	—	766	—	—	766
Other	12	(3,498)	(27,686)	31,020	(152)

Total other income (expense)	(377)	(36,714)	(32,229)	31,020	(38,300)

Income (loss) before income taxes	1,141	(32,161)	(32,229)	31,020	(32,229)
Income tax expense (benefit)	(4,475)	4,475	—	—	—

Net income (loss)	$(3,334)	$(27,686)	$(32,229)	$31,020	$(32,229)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2005

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$39,599	$(7,577)	$(58,908)	$58,908	$32,022
Cash Flows from Investing Activities:
Construction and capital expenditures	(39,156)	(3,682)	—	—	(42,838)
Purchase of short-term investments	—	(81,845)	—	—	(81,845)
Sale of short-term investments	—	97,720	—	—	97,720
Placement of funds in restricted account	—	(300)	—	—	(300)
Release of funds from escrow	—	500	—	—	500

Net cash provided (used) by investing activities	(39,156)	12,393	—	—	(26,763)
Cash Flows from Financing Activities:
Payments on long-term debt	(412)	(446,421)	—	—	(446,833)
Proceeds from issuance of long-term debt	—	375,000	—	—	375,000
Debt issuance costs	—	(11,307)	—	—	(11,307)
Payment of stock dividend, net	—	—	(22,087)	—	(22,087)
Dividends	—	58,908	—	(58,908)	—
Issuance of common stock	—	—	88,812	—	88,812
Stock issuance costs	—	—	(7,817)	—	(7,817)

Net cash provided (used) by financing activities	(412)	(23,820)	58,908	(58,908)	(24,232)
Increase (decrease) in cash and cash equivalents	31	(19,004)	—	—	(18,973)
Cash and cash equivalents, beginning of the period	99	50,561	—	—	50,660

Cash and cash equivalents, end of the period	$130	$31,557	$—	$—	$31,687

Supplemental Cash Flow Data:
Interest paid	$364	$26,479	$—	$—	$26,843
Supplemental Noncash Transactions:
Interest rate swap	$—	$2,931	$2,931	$(2,931)	$2,931
Dividend declared, but not paid	—	—	(8,317)	—	(8,317)
Stock funding of pension	—	599	599	(599)	599

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$34,604	$(10,114)	$16,767	$(1,325)	$39,932
Cash Flows from Investing Activities:
Construction and capital expenditures	(34,234)	(3,850)	—	—	(38,084)
Purchase of short-term investments	—	(102,200)	—	—	(102,200)
Sale of short-term investments	—	87,600	—	—	87,600
Restricted funds	—	(1,055)	—	—	(1,055)

Net cash used by investing activities	(34,234)	(19,505)	—	—	(53,739)
Cash Flows from Financing Activities:
Payments on long-term debt	(414)	(1,721)	(17,313)	—	(19,448)
Dividends	—	(1,325)	—	1,325	—
Issuance of common stock	—	—	1,871	—	1,871
Purchase of treasury stock	—	—	(1,325)	—	(1,325)

Net cash used by financing activities	(414)	(3,046)	(16,767)	1,325	(18,902)
Increase (decrease) in cash and cash equivalents	(44)	(32,665)	—	—	(32,709)
Cash and cash equivalents, beginning of the period	139	65,259	—	—	65,398

Cash and cash equivalents, end of the period	$95	$32,594	$—	$—	$32,689

Supplemental Cash Flow Data:
Interest paid	$409	$32,761	$1,319	$—	$34,489
Income taxes paid, net of refund	1,120	—	—	—	1,120

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
9. COMMITMENTS AND CONTINGENCIES
     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $1,900 at September 30, 2005 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
     On July 15, 2002, the Company fulfilled a commitment to Crest Communications, LLC (“Crest”) to provide a loan for the aggregate principal amount of $15,000 in return for certain consideration (the “Crest Note”). In addition, the Company agreed to purchase capacity on Crest’s fiber optic network and Crest agreed to restore the Company’s traffic carried on another cable system. The Company satisfied its obligation to make capacity purchases in 2005 in the amount of $12,100 on May 31, 2005. The final price and quantity of remaining commitments are subject to future events, but are not expected to exceed $8,000.
     On April 19, 2005, the Company provided Crest with notice that it is exercising its option to acquire certain of Crest’s Alaska assets. The assets consist of significant fiber optic transport facilities in Alaska between Whittier and Anchorage, and between Anchorage and Fairbanks; the Company expects to assume ownership of the assets prior to December 31, 2005. The Company is exchanging its Crest Note for the assets and no additional financial consideration is due to Crest in connection with this exercise. The Company is reviewing the accounting treatment of this transaction. The Company expects increases in revenue and expense as a result of this transaction.
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
     This Form 10-Q and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “us” “the Company,” and “ACS Group”) on Forms 10-K, 10-K/A, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q and the documents incorporated by reference. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Such important factors may be included, without limitation, in our Form 10-K under “Business” and “Management’s discussion and analysis of financial condition and results of operations” and “Risk Factors” on Form 8-K filed with the SEC. Examples of these factors include (without limitation):
•	rapid technological developments and changes in the telecommunications industries;

•	our competitive environment;

•	ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996, or the Telecommunications Act, and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation;

•	changes in revenue from Universal Service Funds;

•	regulatory limitations on our ability to change our pricing for communications services;

•	the possible future unavailability of Statement of Financial Accounting Standards, or SFAS 71, Accounting for the Effects of Certain Types of Regulation, to our wireline subsidiaries;

•	our ability to bundle our products and services;

•	changes in the demand for our products and services;

•	changes in general industry and market conditions and growth rates;

•	changes in interest rates or other general national, regional or local economic conditions;

•	governmental and public policy changes;

•	widespread or lengthy failures of our system or network cables, particularly our non-redundant systems, including our primary fiber-link connecting Alaska and the lower 48-states, which would cause significant delays or interruptions of service and loss of customers;

•	other unanticipated damage to one or more of our high capacity cables resulting from construction or digging mishaps or natural disasters;

•	our ability to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders;

•	the continued availability of financing in the amounts, at the terms, and subject to the conditions necessary to support our future business;

•	the success of any future acquisitions; and

•	changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States.
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
Introduction
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the other financial information included elsewhere in this Form 10-Q, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto, for the three-year period ended December 31, 2004, included in our Annual Report on Form 10-K/A.
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
     Changes in revenue are largely attributable to changes in the number of access lines, local service rates and minutes of use. Other factors can also impact revenue, including:
•	intrastate and interstate revenue settlement methodologies;

•	authorized rates of return for regulated services;

•	whether an access line is used by a business or consumer subscriber;

•	intrastate and interstate calling patterns;

•	customers’ selection of various local rate plan options;

•	selection of enhanced calling services, such as voice mail;

•	other subscriber usage characteristics; and

•	changes in federal and state subsidies

     LECs have three basic tiers of customers:
•	consumer and business customers located in our local service areas that pay for local phone service and a portion of network access;

•	interexchange carriers that pay for access to long distance calling customers located within our local service areas; and

•	CLECs that pay for wholesale access to our network in order to provide competitive local service on either a wholesale or Unbundled Network Element (“UNE”) basis as prescribed under the Telecommunications Act.
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
     Wireless - We are the second largest statewide provider of wireless services in Alaska, currently serving over 111,000 subscribers. Our wireless network footprint covers over 509,000 residents, including all major population centers and highway and ferry corridors. We currently operate TDMA and CDMA 1xRTT digital networks in substantially all of our service areas. The CDMA network provides customers with improved voice call quality, average mobile data speeds of 60-80kbps and provides a platform for the launch of enhanced services. We began offering CDMA 1xRTT services in several of our service areas in May 2004. In June 2004 we began offering wireless broadband service based on EV-DO which enables high speed data connectivity with speeds that burst up to 2mbps to our wireless markets in Anchorage, Fairbanks, and Juneau. We estimate that CDMA service currently covers 74% of the State’s population of approximately 655,000.
     Internet - We are the second largest provider of Internet access services in Alaska with over 52,000 customers. We offer dial-up and dedicated DSL Internet access to our customers. We are a single source provider of advanced IP based private networks in Alaska.
     Interexchange - We provide switched and dedicated long distance services to over 53,000 customers in Alaska. The traffic from these customers is carried over our owned or leased facilities.
     Video Entertainment — We provide video entertainment services on a resale basis through our partnership with the satellite provider, DISH Network. The current agreement with the provider became effective in August 2003 and will either be renegotiated or will terminate in December 2006.
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
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, long- lived assets (in particular, those assets accounted for under SFAS 71, Accounting for the Effects of Certain Types of Regulation), stock based compensation, income taxes, network access revenue reserves and litigation reserves. Actual results may differ from those estimates.

     We use an allowance method to estimate the net realizable value of accounts receivable. As of September 30, 2005, the allowance for doubtful accounts receivable was $5.6 million. Actual collection results could vary from this estimate.
     Access revenue is recognized when earned. We participate in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, our policy is to defer revenue collected until settlement methodologies are resolved and finalized. At September 30, 2005, we had recorded liabilities of $18.7 million related to our estimate of refundable access revenue. Actual results could vary from this estimate.
     We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. The cumulative valuation allowance against deferred tax assets was $127.8 million as of September 30, 2005, which represents 100% of all deferred tax assets.
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
     Effective January 1, 2003, we implemented higher depreciation rates for our regulated telephone plant for the interstate jurisdiction which management believes approximate the economically useful lives of the underlying plant. As a result, we have recorded a regulatory asset under SFAS 71 of $48.1 million as of September 30, 2005 related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. We have also deferred as a regulatory asset $0.9 million of costs incurred in connection with regulatory rate making proceedings, which is being amortized over three years starting in 2003. The balance of this regulatory asset was $0.07 million at September 30, 2005. If we were not following SFAS 71, we would have recorded additional cumulative depreciation expense in the nine months ended September 30, 2005 of $13.2 million for the intrastate and local jurisdictions and the deferred costs incurred in connection with regulatory rate making proceedings would have been charged to expense as incurred. We also have a regulatory liability of $57.2 million at September 30, 2005 related to accumulated removal costs. If we were not following SFAS 71, we would have followed SFAS 143 for asset retirement obligations. SFAS 71 also requires revenue and costs generated between regulated and non-regulated group companies not be eliminated on consolidation; these revenue and costs totaled $8.7 million and $23.8 million for the three and nine months ended September 30, 2005, respectively, and $7.3 million and $21.3 million for the three and nine months ended September 30, 2004, respectively. Non-regulated revenues and costs incurred by the local telephone exchange operations and our non-regulated operations are not accounted for under SFAS 71 principles.
     Effective January 1, 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets. In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. We determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. At September 30, 2005, we had recorded goodwill of $38.4 million applicable to our local telephone and wireless segments and intangible assets of $21.8 million related primarily to our wireless segment.

     As of July 1, 2005, we adopted SFAS 123(R), which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates.
     As a result of the early adoption of SFAS 123(R), we recorded $0.4 million and $.9 million of stock-based compensation for the three and nine months ended September 30, 2005, respectively.
     We are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business, and have recorded litigation reserves of $1.9 million against certain claims and legal actions as of September 30, 2005. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress.

RESULTS OF OPERATIONS
     All amounts are discussed at the consolidated level after the elimination of intercompany revenue and expense.
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Operating Revenue
     Operating revenue increased $8.9 million, or 11.6%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Local telephone, wireless, Internet and interexchange revenue all increased compared to the corresponding period of 2004.
     Local Telephone. Local telephone revenue, which consists of local network service, network access and deregulated and other revenue, increased $0.1 million, or 0.2%, for the three months ended September 30, 2005 compared to the same period in 2004. The following table summarizes the Company’s consolidated local telephone revenue by category:

	Three Months Ended
	September 30,
	2005	2004
	(in thousands)
Local telephone revenue:
Local network service	$21,945	$23,224
Network access	23,395	23,128
Deregulated and other	6,141	5,044

Total local telephone revenue	$51,481	$51,396

     The following table summarizes our local telephone access lines:

	As of September 30,
	2005	2004
Local telephone access lines:
Retail	201,284	207,746
Wholesale	14,323	17,500
Unbundled network elements — loop (UNE — L)	55,802	68,524
Unbundled network elements — platform (UNE — P)	6,616	6,251

Total local telephone access lines	278,025	300,021

     Local network service revenue decreased $1.3 million or 5.5% for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, while access lines in service decreased 7.3% to 278,025. The decrease in revenue primarily reflects the effect of access line losses offset in part by improved line mix as the majority of line losses were lower average revenue per unit, or ARPU, UNE-L, lines.
     Network access revenue increased $0.3 million, or 1.2%, for the three months ended September 30, 2005, compared to the same period in 2004. This increase is primarily attributable to higher net settlement adjustments to prior year access reserves. Network access revenue is based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for our retail and resale customers. We expect that network access revenue will decline as a component of local telephone revenue for the foreseeable future.
     Deregulated and other revenue consists principally of billing and collection services, space and power rents, deregulated equipment sales (“CPE”), paystation revenue, regulated directory listing revenue, and other miscellaneous telephone revenue. Deregulated revenue increased $1.1 million, or 21.7%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, primarily as the result of $0.8 million higher billing and collection fees, and a $0.3 million increase primarily consisting of a $0.4 million increase in paystation dial around revenue offset by a $0.1 million decrease in CPE sales. In September 30, 2004, the Company reversed previously recognized paystation revenue following notification from a clearinghouse that AT&T had previously over-funded the shared revenue pool. Until it can adequately estimate future receipts, the Company has ceased recognizing estimated paystation dial around revenue.
     Consistent with the U.S. telecommunications industry trend, we experienced a loss of local telephone access lines as customers migrated to broadband Internet services reducing demand for second lines, migrated to cable telephony, or replaced landline service with wireless service. Our primary competitor has begun to deploy cable telephony and began switching its UNE-L provisioned subscribers over to its own network, during 2004.
     Wireless. Wireless revenue increased $8.1 million, or 49.7%, to $24.3 million for the three months ended September 30, 2005 compared to $16.2 million for the three months ended September 30, 2004. This increase is due primarily to the following:
•	growth in subscribers year over year of 16.9% at September 30, 2005;

•	an increase in quarterly ARPU, of 22.4% to $57.99 for the three months ended September, from $47.39 for the three months ended September 30, 2004, primarily as a result of receipt of competitive eligible telecommunications carrier status (CETC) funding on January 1, 2005 which added $8.81 to cellular ARPU, and improved subscriber mix with a higher proportion of post paid retail subscribers; and

•	higher gross customer adds, handset upgrades and accessory sales in the three months ended September 30, 2005 resulting in $2.0 million of revenue compared to $1.7 million for the three months ended September 30, 2004; and

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $2.9 million from $0.7 million for the three months ended September 30, 2005 and 2004, respectively.
     Internet. Internet revenue increased $0.3 million, or 6.0%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, primarily as a result of growth in DSL subscribers of 46.4% to 33,070 at September 30, 2005 from 22,596 at September 30, 2004, offset in part by a reduction in dial-up subscribers of 19.0% to 19,187 at September 30, 2005.
     Interexchange. Interexchange revenue increased $0.5 million, or 12.1%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004. Long distance subscribers increased 20.8% to 53,558 at September 30, 2005, from 44,334 at September 30, 2004 and quarterly minutes of use increased to 55.7 million for the three months ended September 30, 2005, from 36.6 million for the three months ended September 30, 2004. Minutes of use includes activity generated on our wireless network, with associated revenues recorded in our wireless segment.
     Operating Expense
     Operating expense decreased $3.1 million, or 3.8%, to $78.5 million for the three months ended September 30, 2005, from $81.6 million for the three months ended September 30, 2004. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
     Local Telephone. The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense decreased $2.5 million to $32.9 million for the three months ended September 30, 2005 from $35.3 million for the three months ended September 30, 2004. The decrease in local telephone expense was the result of a number of factors. They include, prior year nonrecurring charges related to the early extinguishment of an airplane operating lease of $2.0 million, a write off of $1.5 million in obsolete inventory, coupled with a $0.6 million decrease in access termination/reciprocal compensation costs, and a $1.0 million decrease in legal reserves. These decreases in expenses were partially offset by increases of $1.0 million in property taxes, $0.9 million in consulting expense and $0.7 million in stock-based compensation costs associated with our adoption of SFAS 123(R) and issuance of restricted stock to employees.
     Wireless. Wireless expense increased $3.2 million, or 29.4%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. In addition to general support costs associated with our 16.9% increase in subscribers and the continued rollout of our new CDMA network, we experienced an increase of $1.2 million in handset, accessory and data content expense. We also increased third-party sales commissions by $0.3 million to promote our new network build out and premier product line, incurred higher billing and provisioning system expenses of $0.4 million and recognized $0.1 million in stock-based compensation costs associated with our adoption of SFAS 123(R) and issuance of restricted stock. Additionally, in the third quarter of 2005, we adopted a new allocation methodology regarding certain interexchange expenses. We determined that this allocation would more appropriately match costs incurred to provide wireless end users with long distance service with revenues from those services, resulting in a reclassification of expense from interexchange to wireless of approximately $1.3 million for the three months ended September 30, 2005.
     Internet. Internet expense decreased by $1.5 million, or 21.2%, to $5.7 million for the three months ended September 30, 2005, compared to $7.3 million for the three months ended September 30, 2004. The decrease was due to non-recurring expenses associated with the write off of obsolete inventory.
     Interexchange. Interexchange expenses decreased by $0.9 million, or 16.3% to $4.7 million for the three months ended September 30, 2005 compared to $5.6 million for the three months ended September 30, 2004. The decrease is primarily attributable to the $0.7 million decrease in legal reserves, and $0.4 million in cost of interexchange services, due in part to the allocation of 2005 expenses to the wireless segment for wireless generated interexchange activity.
     Depreciation and amortization. Depreciation and amortization expense increased $1.2 million, or 6.0%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Approximately $1.0 million of the increase is due to additional depreciation associated with the build out of our new CDMA network and additional depreciation due to lowering the expected remaining life of our TDMA wireless network assets.
     Interest expense. Interest expense decreased by $3.1 million to $8.6 million for the three months ended September 30, 2005, compared to $11.7 million for the three months ended September 30, 2004, driven by a $75.9 million reduction in gross debt and a reduction in our weighted average cost of debt to 6.9%.
     Loss on extinguishment of debt. Loss on extinguishment of debt for the three months ended September 30, 2005 of $6.9 million is attributable to our July 15, 2005 refinancing activity and the early extinguishment of $41.3 million of our 9 7/8% senior unsecured notes, due 2011. The loss is comprised of $4.3 million of tender premiums and $2.6 million for the write off of unamortized debt issuance costs and settlement of original issue discounts.
     Income Taxes
     We have fully reserved the income tax benefit resulting from the consolidated losses we have incurred since May 14, 1999, the date of the acquisition of substantially all of our operations.
     Net loss
     The decrease in net loss is primarily a result of the factors discussed above.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     Operating Revenue
     Operating revenue increased $16.8 million, or 7.4%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Wireless, Internet and interexchange revenue increased compared to the corresponding period of 2004, while local telephone revenue decreased compared to the corresponding period of 2004.
     Local Telephone. Local telephone revenue, which consists of local network service, network access and deregulated and other revenue, decreased $6.8 million, or 4.3%, for the nine months ended September 30, 2005 compared to the same period in 2004. The following table summarizes the Company’s consolidated local telephone revenue by category:

	September 30,
	2005	2004
	(in thousands)
Local telephone revenue:
Local network service	$65,675	$68,972
Network access	69,543	75,362
Deregulated and other	18,169	15,892

Total local telephone revenue	$153,387	$160,226

     The following table summarizes our local telephone access lines:

	As of September 30,
	2005	2004
Local telephone access lines:
Retail	201,284	207,746
Wholesale	14,323	17,500
Unbundled network elements — loop (UNE — L)	55,802	68,524
Unbundled network elements — platform (UNE — P)	6,616	6,251

Total local telephone access lines	278,025	300,021

     Local network service revenue decreased $3.3 million or 4.8% for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. Access lines in service decreased 7.3% to 278,025, primarily reflecting the net effect of access line losses offset by increases in UNE rates and improved line mix. In November 2004 we received a final order from the RCA with respect to UNE-L rates for Anchorage, retroactive to June 2004, increasing the UNE-L rate from $14.92 to $18.64, and on January 1, 2005, rates increased for UNE-P and UNE-L in Fairbanks and Juneau from $19.19 to $23.00 and from $16.71 to $18.00, respectively.
     Network access revenue decreased $5.8 million, or 7.7%, for the nine months ended September 30, 2005, compared to the same period in 2004. Network access revenue is based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for our retail and resale customers. The decrease was primarily attributable to higher than typical settlement adjustments to the prior year interstate access and universal service fund studies. We expect that network access revenue will decline as a component of local telephone revenue for the foreseeable future.
     Deregulated and other revenue consists principally of billing and collection services, space and power rents, deregulated equipment sales (“CPE”), paystation revenue, regulated directory listing revenue, and other miscellaneous telephone revenue. Deregulated revenue increased $2.3 million, or 14.3% for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, as the result of higher CPE sales.
     Consistent with the U.S. telecommunications industry trend, we experienced a loss of local telephone access lines as customers migrated to broadband Internet services reducing demand for second lines, migrated to cable telephony, or replaced landline service with wireless service. Our primary competitor has begun to deploy cable telephony and began switching its UNE-L provisioned subscribers over to its own network, during 2004.

     Wireless. Wireless revenue increased $21.4 million, or 51.9%, to $62.7 million for the nine months ended September 30, 2005 compared to $41.3 million for the nine months ended September 30, 2004. This increase is due primarily to the following:
•	growth in subscribers year over year of 16.9% at September 30, 2005;

•	an increase in average revenue per unit, or ARPU, of 23.5% to $54.46 for the nine months ended September 30, 2005, from $44.08 for the nine months ended September 30, 2004, primarily as a result of improved subscriber mix with a higher proportion of post paid retail subscribers, increased plan revenue, feature revenue, roaming revenue, regulatory surcharges and receipt of competitive eligible telecommunications carrier status (CETC) funding on January 1, 2005 which added $6.78 to cellular ARPU;

•	higher gross customer adds, handset upgrades and accessory sales in the nine months ended September 30, 2005 resulting in $5.2 million of revenue compared to $3.6 million for the nine months ended September 30, 2004; and

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $5.0 million from $1.2 million for the nine months ended September 30, 2005 and 2004, respectively.
     Internet. Internet revenue increased $1.2 million, or 7.8%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily as a result of growth in DSL subscribers of 46.4% to 33,070 at September 30, 2005 from 22,596 at September 30, 2004, offset in part by a reduction in dial-up subscribers of 19.0% to 19,187 at September 30, 2005.
     Interexchange. Interexchange revenue increased $1.0 million, or 9.2%, for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. Long distance subscribers increased 20.8% to 53,558 at September 30, 2005, from 44,334 at September 30, 2004 and quarterly minutes of use increased to 55.7 million for the nine months ended September 30, 2005, from 36.6 million for the nine months ended September 30, 2004. Minutes of use includes activity generated on our wireless network, with associated revenues recorded in our wireless segment.
     Operating Expense
     Operating expense increased $0.4 million, or 0.2%, to $221.9 million for the nine months ended September 30, 2005, from $221.5 million for the nine months ended September 30, 2004. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
     Local Telephone. The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense decreased $2.5 million to $94.5 million for the nine months ended September 30, 2005 from $97.1 million for the nine months ended September 30, 2004. The decrease in local telephone expense was the result of a number of factors. They include, prior year nonrecurring charges related to the early extinguishment of an airplane operating lease of $2.0 million, the write off of $1.5 million in obsolete inventory, coupled with a $2.2 million decrease in consulting costs and a $1.2 million decrease in legal reserves. These decreases were partially offset by increases of $1.1 million in property taxes, $1.4 million in CPE cost of goods sold, $0.5 million in advertising and $1.2 million in stock-based compensation costs associated with our adoption of SFAS 123(R) and restricted stock grants.
     Wireless. Wireless expense increased $9.0 million, or 33.0%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase is driven by support costs for our 16.9% increase in subscribers and the continued rollout of our new CDMA network. This resulted in increases of $3.5 million in handset, accessory and data content expense, and a $0.4 million increase in incremental roaming expense. We also increased our advertising and third party sales commissions by $1.3 million to promote our new network build out and premier product line, outsourced our billing and provisioning system resulting in $1.5 million of additional expense, and recognized $0.1 million in stock-based compensation costs associated with our adoption of SFAS 123(R) and restricted stock grants. Additionally, in the third quarter of 2005, we adopted a new allocation methodology regarding certain interexchange expenses. We determined that this allocation would more appropriately match costs incurred to provide wireless end users with long distance service with revenues from those services. The result is a movement of expense from interexchange to wireless of approximately $2.3 million for the nine months ended September 30, 2005.

     Internet. Internet expense decreased by $4.6 million, or 21.8% to $16.6 million for the nine months ended September 30, 2005, compared to $21.2 million for the nine months ended September 30, 2004. The decrease was due to a $1.6 million decline in internal labor which was primarily the result of severance expense in the first six month of 2004, $1.8 million in ISP access and circuit expense reductions resulting from a decrease in DSL access loop costs and network grooming, and $1.0 million in inventory write offs.
     Interexchange. Interexchange expenses decreased by $2.9 million, or 18.6% to $12.6 million for the nine months ended September 30, 2005, compared to $15.5 million for the nine months ended September 30, 2004. The decrease is primarily attributable to a $1.1 million decrease in legal consulting expenses associated with the infinite minutes class action lawsuit, and a $1.7 decrease in cost of interexchange services due in part to the allocation of expenses to the wireless segment for wireless generated interexchange activity.
     Depreciation and amortization. Depreciation and amortization expense increased $4.4 million, or 7.6%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Approximately $2.5 million of the increase is due to additional depreciation associated with the build out of our new CDMA network and additional depreciation, due to lowering the expected remaining life of our TDMA network assets, and $0.9 million of the increase is due to asset additions related primarily to the upgrade in our back office customer support and provisioning system.
     Interest expense. Interest expense decreased by $8.3 million to $27.2 million for the nine months ended September 30, 2005 compared to $35.5 million for the nine months ended September 30, 2004, driven by a $75.9 million reduction in gross debt and a reduction in our weighted average cost of debt to 6.9%.
     Loss on extinguishment of debt. Loss on extinguishment of debt for the nine months ended September 30, 2005 of $33.1 million is attributable to our series of accretive debt restructuring activities undertaken during 2005 and is comprised of $17.1 million of tender premiums and $16.0 million for the write off of unamortized debt issuance costs and settlement of original issue discounts.
     Income Taxes
     We have fully reserved the income tax benefit resulting from the consolidated losses we have incurred since May 14, 1999, the date of the acquisition of substantially all of our operations.
     Net loss
     The decrease in net loss is primarily a result of the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
     Sources
     We have satisfied our cash requirements for the first three quarters of 2005 for operations, capital expenditures, debt service and dividend commitments primarily through internally generated funds, the sale of stock, debt financing and our cash and investments on hand. For the nine months ended September 30, 2005, our net cash flows provided by operating activities were $32.0 million. At September 30, 2005, we had approximately $49.3 million in net working capital, with approximately $31.7 million represented by cash and cash equivalents, $19.3 million by short-term investments and $4.5 million by restricted cash. As of September 30, 2005, we had $45.0 million of remaining capacity under our revolving credit facility, representing 100% of available capacity.
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
     On July 15, 2005, we completed a refinancing transaction whereby we entered into a new term loan under our 2005 senior credit facility, and used the $40.0 million term loan and cash on hand to repurchase $41.3 million of outstanding principal of our senior unsecured notes, together with redemption premiums, accrued interest and transaction fees and expenses associated with the refinancing transaction of $9.3 million. We incurred a loss on the early extinguishment of debt of $6.9 million associated with this refinancing transaction.
     These transactions resulted in total long-term obligations outstanding, gross of original issue discount, of $459.4 million as of September 30, 2005, consisting primarily of the $420.0 million 2005 senior credit facility with a drawn term loan of $375.0 million and an undrawn revolving credit facility of $45.0 million, and $77.0 million remaining aggregate principal amount outstanding of senior unsecured notes. The $375.0 million term loan under the 2005 senior credit facility was drawn on February 1, 2005 and July 15 2005 and generally bears interest at an annual rate of LIBOR plus 2.00%, with a term of seven years from the date of closing and no scheduled principal payments before maturity. The $45.0 million undrawn revolving credit facility, to the extent drawn in the future, will bear interest at an annual rate of LIBOR plus 2.00% and have a term of six years from the date of closing. To the extent the $45.0 million revolving credit facility under the 2005 senior credit facility remains undrawn, we will pay an annual commitment fee of 0.375% of the undrawn principal amount over its term. We also entered into floating-to-fixed interest rate swaps with total notional amounts of approximately $135.0 million, $85.0 million and $40.0 million, which swap the floating interest rate on a portion of the term loan borrowings under the 2005 senior credit facility for five to six years at a fixed rate of 6.13%, 6.50%, and 6.42% per year, respectively, inclusive of the 2.00% premium over LIBOR. The swaps are accounted for as cash flow hedges.
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
     Uses
     Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been significant. The construction and geographic expansion of our wireless network has required significant capital. The implementation of our interexchange network and data services strategy is also capital intensive. Capital expenditures for the nine months ended September 30, 2005 were $42.8 million, of which $6.1 million was expended on CDMA 1xRTT build out and $12.1 million for the purchase of additional fiber optic capacity. We intend to fund future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under our revolving credit facility. At September 30, 2005, we had allocated $32 million of our current unrestricted cash and short term investment balances of $51.0 million to fund the completion over the next year of our CDMA 1xRTT and EV-DO build out and to secure fiber capacity within Alaska and to the lower 48 states in the United States under the terms of our agreement with Crest.
     Our capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, and our decision to pursue specific acquisition opportunities, among other things.
     On July 15, 2002, we fulfilled a commitment to Crest to provide a loan for the aggregate principal amount of $15 million in return for certain consideration. In addition, we agreed to purchase capacity on Crest’s fiber optic network and Crest agreed to restore our traffic carried on another cable system. We satisfied our obligation to make capacity purchases in 2005 in the amount of $12.1 million on May 31, 2005. The final price and quantity of remaining commitments are subject to future events, but are not expected to exceed $8 million.

     On October 28, 2004, we announced the adoption of a dividend policy by our board of directors and declared our first quarterly dividend of $0.185 per share, which was paid on January 19, 2005 to holders of record on December 31, 2004. On March 21, 2005, our board of directors again declared a quarterly cash dividend, but at $0.20 per share, an increase over the prior quarterly cash dividend of approximately 8%. The dividend was paid on April 19, 2005 to holders of record on March 31, 2005. On June 14 and September 16, 2005, our board of directors announced the dividend was again declared at $0.20 per share for holders of record at June 30 and September 30, 2005, respectively, and was paid on July 20 and October 19, 2005, respectively. While we intend to continue to pay quarterly dividends, such payment is subject to our future operating and financial performance, capital expenditures, working capital requirements and other factors. Accordingly, our board of directors may modify or revoke this policy at any time.
     In January 2005, we issued 8.8 million shares of our common stock in an equity offering that closed on February 1, 2005 and, through the partial exercise by the underwriters of their over-allotment option, an additional 1.1 million shares that closed on March 2, 2005. As a result of these issuances, together with option exercises and ESPP purchases, we have outstanding 41.5 million shares as of September 30, 2005. The issuance of these additional shares of our common stock will increase our aggregate annual dividend payments to approximately $33.2 million annually, based on our current annual dividend policy of $0.80 per share.
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
     Regarding the local telephone business, on September 23, 2005, the Regulatory Commission of Alaska, or RCA, granted GCI, our competitor, approval of its application to expand its certificated local service areas to five different study areas in Alaska, including the entire Glacier State study area of ACSN, subject to certain conditions. New local exchange service competition may reduce our revenues and return. On September 16, 2005, the RCA defined the ACSA, ACSAK, and ACSF service areas as “competitive local exchange markets” under its new regulations. The RCA had previously granted ACSA, ACSAK and ACSF non-dominant status on a trial basis only for retail tariff purposes. The RCA is currently reviewing information to determine whether ACSA, ACSAK-Juneau and ACSF qualify for non-dominant status under the new regulations. We expect this change will give us more flexibility in our service offerings and pricing.

     In September 2005, we filed a petition seeking FCC forbearance from our requirement to lease unbundled network elements, or UNEs, to our competitors in Anchorage at regulated rates. Also in September 2005, the FCC established precedent for granting relief similar to that sought by ACSA by granting forbearance relief to Qwest in its Omaha market due to substantial intermodal competition in that market. We cannot predict the outcome of the Anchorage forbearance proceedings or its potential impact on our business.
     As we have previously disclosed, on December 8, 2004, the President signed new legislation requiring, through 2009, the purchase and sale of all interstate wholesale switched service at rates equivalent to the rates set forth in AT&T Alascom‘s Tariff 11. Rural telephone companies, or companies that are affiliated with and under the control of rural telephone companies, are exempt from this requirement. Our subsidiary, ACSA, acquired a controlling interest in ACSLD, another subsidiary, which we expect will allow ACSLD to qualify for this exemption.
     Regarding the wireless business, in August 2005, the FCC initiated a proceeding to review the rules governing roaming services, or arrangements between CMRS operators when one operator’s subscribers make or receive calls over a second operator’s network. We cannot predict the net impact of any changes in the roaming rules. Also, FCC regulations require us to maintain our analog network as we transition to our new CDMA wireless network. We may encounter difficulties in expanding our CDMA network while maintaining our analog operations. We may seek a waiver from the FCC and, if unsuccessful, may have to pay higher costs or decrease our CDMA deployment.
     Regarding the internet business, the FCC has previously held that high-speed Internet access service delivered using cable television facilities constitutes an “information service” (which is not subject to common carrier regulations). This determination recently was upheld by the United States Supreme Court. On August 5, 2005, the FCC determined that ILECs are no longer required to lease high-speed Internet access service transmission capability to unaffiliated internet service providers, and re-affirmed its finding that provision of high-speed transmission service bundled with Internet access services is an information service not subject to common carrier regulation. The new regulatory framework provides for a one-year transition period for existing customers. This decision put on more equal footing the provision of Internet access over cable facilities compared to telecommunications facilities. This decision also gives us more flexibility in how we offer and price our digital subscriber line, or DSL, services. We currently provide high-speed Internet access under a NECA tariff and are considering whether to offer it as an unregulated service.
     The FCC has determined in recent decisions that Internet-based voice over Internet Protocol, or VoIP, services are subject to certain public safety requirements. For example, in May 2005, the FCC found that 911 requirements apply to Internet-based VoIP services, and in August 2005, the FCC found that requirements to implement surveillance capabilities to aid law enforcement apply to both VoIP and high-speed Internet access services. The FCC is expected to issue an order clarifying many aspects of implementation of surveillance capability requirements with regard to these services. We cannot predict the outcome of these proceedings or the effect of FCC decisions in this area on our business.
     On October 3, 2005, ACSW applied for eligible telecommunications carrier, or ETC, status in the areas serviced by the Copper Valley Telephone Cooperative, Inc., the Cordova Telephone Cooperative, and KPU Telecommunications. Together, these service areas cover the communities of Chitina, Glenallen, McCarthy, Mentasta, Tatitlek, Valdez, Cordova, and Ketchikan. We cannot predict whether this application will be granted or when a decision will be rendered. Two wireless carriers, Dobson Cellular Systems, Inc. and Alaska DigiTel, LLC, have applications pending for designation as ETCs in areas that we serve. We cannot predict whether these pending petitions will be granted or when a decision will be rendered. The grant of these requests could reduce our revenues from USF, in addition to increasing competition.
     The RCA also opened dockets in 2005 to consider: the need to promulgate regulations to establish an affordability benchmark for local exchange telephone service, and to address whether and how to use state universal service funds to offset potentially unaffordable local exchange rates; the implementation of Division J, Title I, Section 112 of the Consolidated Appropriations Act, 2005; the need to promulgate ETC regulations; and generally accepted industry standards for E911 service. All of these dockets could impact our business. The RCA may also open rulemakings on issues in 2005 and 2006, including USF eligibility rules, intercarrier compensation, service quality, bundling, depreciation, and/or carrier of last resort obligations, which could impact our business.
     The telecommunications industry is extremely competitive, and we expect competition to intensify in the future. As an ILEC, we face competition from resellers, local providers who lease our UNEs and from providers of local telephone services over separate facilities. Moreover, while wireless telephone services have historically complemented traditional LEC services, we anticipate that existing and emerging wireless technologies may increasingly compete with LEC services.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the first and third quarters of 2005, we completed refinancing transactions that significantly changed our capital structure and changed our exposure to interest rate and other market risks — See Note 3, “Long Term Obligations” for further information. As of September 30, 2005, we had $77.0 million in outstanding senior unsecured notes, $375.0 million on our 2005 senior credit facility and three floating-to-fixed interest rate swaps with total notional amounts of $135.0 million, $85.0 million and $40.0 million, respectively. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under our 2005 senior credit facility.
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
     Changes in internal controls over financial reporting
     There were no changes in our internal controls over financial reporting that occurred in the third quarter of 2005 that materially affected, or are reasonabley likely to materially affect, our internal conrol over financial reporting.

PART II            OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     General Communication, Inc. (“GCI”) filed a complaint against the Company and the RCA in the United States District Court, District of Alaska, on January 6, 2005, alleging that the RCA erred in setting rates, terms, and conditions for GCI’s interconnection agreement with ACSA. The Company cannot predict the outcome of this litigation. The Company intends to vigorously defend the RCA’s decision, in part, and challenge it as insufficient, in part.
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
     Also see “Item 5, Market for registrant’s common equity and related stockholder matters — Dividends.” and “Item 7, Management’s discussion and analysis of financial condition and results of operations — Liquidity and capital resources” of the Alaska Communications Systems Group, Inc, Form 10-K/A, for the year ended 2004, for further information.
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