Form 10-K
period 2005-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2006-03-09
CIK 1089511

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-28167
Alaska Communications Systems Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2126573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Telephone Avenue	99503-6091
Anchorage, Alaska	(Zip Code)
(Address of principal executive offices)
(907) 297-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock, Par Value $.01 per Share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on June 30, 2005 was approximately $308,278,939 computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended; nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
     As of February 22, 2006, there were outstanding 41,720,189 shares of Common Stock, $.01 par value, of the registrant.
Documents Incorporated by Reference
None

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

PART I
Item 1. Business
Forward Looking Statements and Analysts’ Reports
     This Form 10-K and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “us” the “Company,” and “ACS Group”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-K under “Business”, “Risk Factors”, “Management’s discussion and analysis of financial condition and results of operations”, and elsewhere in this Form 10-K. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):
•	rapid technological developments and changes in the telecommunications industries;

•	our competitive environment;

•	ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996, or the Telecommunications Act, and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation;

•	changes in revenue from Universal Service Funds;

•	changes in revenue resulting from regulatory actions affecting intercarrier compensation;

•	regulatory limitations on our ability to change our pricing for communications services;

•	possible widespread or lengthy failures of our system or network cables, particularly our non-redundant systems, including our primary fiber-link connecting Alaska and the lower 48-states, which would cause significant delays or interruptions of service and loss of customers;

•	other unanticipated damage to one or more of our high capacity cables resulting from construction or digging mishaps or natural disasters;

•	the possible future unavailability of Statement of Financial Accounting Standards, or SFAS, No. 71, Accounting for the Effects of Certain Types of Regulation, to our wireline subsidiaries;

•	our ability to bundle our products and services;

•	changes in the demand for our products and services;

•	changes in general industry and market conditions and growth rates;

•	changes in interest rates or other general national, regional or local economic conditions;

•	governmental and public policy changes;

•	our ability to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders;

•	the continued availability of financing in the amounts, at the terms, and subject to the conditions necessary to support our future business;

•	the success of any future acquisitions;

•	changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; and

•	the matters described under “Risk Factors.”

     In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. Additional risks that we may currently deem immaterial or that are not currently known to us could also cause the forward-looking events discussed in this Form 10-K not to occur as described. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-K.
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
Our Company—ACS
     Headquartered in Anchorage, we provide customer-focused, facilities-based, integrated telecommunications services. We operate the largest local telephone network in Alaska. We believe we offer strong growth opportunities premised on a customer-focused marketing strategy targeted at a growing customer base using products and assets matching the highest growth segments of the industry. We seek to offer our customers a “one-stop-shop” for their telecommunication needs, while reducing our back office costs.
     We own and operate our infrastructure for local and long distance telephone, Internet, and wireless services. Currently, no other Alaskan provider owns such an infrastructure. We also operate the only statewide wireless network using code division multiple access, or “CDMA,” technology through which we offer very high speed mobile data using “third generation,” or 3G, EV-DO technology. In addition, we offer satellite television through our partnership with DISH Network. Using our diverse product mix, we bundle our products to gain market share and increase our share of our customers’ telecommunications spending. We believe this strategy, combined with a strong financial foundation and a dividend program, provides us with a strong position for future growth.
     ACS Group is a Delaware corporation, incorporated in October 1998. We began operations in May 1999 when we completed the acquisition and integration of four local telephone companies in Alaska. Each of these companies had been operating in its local market for over 50 years. Since 1999, we have built our network and service capabilities under a single brand name, Alaska Communications Systems, and as an integrated company, we have provided the leading facilities-based telecommunications services in Alaska. Using our strong ACS brand name and state of the art network, we have generated stable revenues and cash flow since 2000 and increased our market share in two of the highest growth areas of telecommunications: wireless and Internet services.
Our Market—Alaska
     We target our products and services at a growing customer base with strong telecommunications spending habits. For the three year period from 2002 to 2004, the average median household income in Alaska was 20% higher than the average in the rest of the United States, and Alaskans spent 33% more on communications services than other Americans. According to the U.S. Census Bureau, over the five years ending 2005, the Alaskan population has increased 4.8%, nearly 22% higher than the national average. Additionally, Alaska has lower-than-U.S. average wireless service penetration, which provides us with opportunities to quickly move into new markets.
     We have successfully grown our retail relationships. As of December 31, 2005, we served 421,757 retail relationships. A “retail relationship” refers to one service provided to one customer, and therefore, a customer may, and often does, engage with us in multiple retail relationships. The following table sets forth our retail relationship growth since December 31, 2003.

	As of December 31,
	2005	2004	2003
Local	199,341	206,209	218,058
Wireless	112,854	94,232	79,578
Internet	53,245	47,553	46,061
Long Distance	56,317	47,050	43,166

	421,757	395,044	386,863

     Despite the further potential for growth in our market, we believe that Alaska’s large geographic size and isolated markets of both major metropolitan areas and small, dense population clusters reduces the likelihood of entry by new competitors offering integrated, facilities-based services. As a result, we believe our already strong market presence will continue to contribute to our stability and growth and provide us with an advantage relative to other telecommunications markets.
Our Services—At a Glance
     We have provided a summary of the services we provide below. For a more detailed discussion of our services, please see, “—Products, Services and Revenue Sources” below.
     Local telephone. We provide local telephone service to approximately 271,000 access lines, representing approximately two-thirds of the local access lines in Alaska. We generate local telephone revenue from providing local telephone service to consumer and business customers and by providing access to our network and back office functions to other telecommunications companies. At December 31, 2005, approximately 51% of our retail access lines served residential consumers and 49% served business customers.
     Wireless. We provide statewide mobile and fixed voice and data communications services to over 117,000 wireless subscribers throughout Alaska. Our wireless networks have a covered population of approximately 524,000, representing approximately 79% of the state’s population, according to the 2004 U.S. Census Bureau estimates. We serve approximately 22.4% of our covered population. In 2005, we aggressively expanded our CDMA 1xRTT and EV-DO network, which features advanced mobile data services. We expect to complete our expansion of this network in 2006. We also provide wireless services using our TDMA digital network which we maintain for subscribers who have not yet upgraded to CDMA.
     Internet. We provide Internet access services to approximately 53,000 subscribers, including high-speed DSL service to approximately 36,000 subscribers. Our DSL service is currently available to approximately 75% of our local telephone access lines. As part of our Internet services, we also provide advanced IP-based private networks to large enterprise and governmental customers in Alaska.
     Interexchange. We offer long distance and interexchange private-line services primarily as a facilities-based carrier to over 56,000 long distance customers.
     Video. We offer customers in Alaska satellite video entertainment through our partnership with the DISH network.
     For the fiscal year ended December 31, 2005, 62.1%, 26.4%, 6.6%, and 4.9% of our revenues came from local telephone, wireless, Internet, and interexchange services, respectively. For more detailed information, please see “—Products, Services and Revenue Sources” below.
Competitive Strengths and Business Strategy
     We seek to maintain and grow our cash flow and investor returns as the premier telecommunications services provider in Alaska. While the communications marketplace converges and competition continues to enter the market, we plan to achieve our goals through the following principal strategies:
     Use our existing strong competitive position to grow our retail relationships. We believe we already have the leading competitive position in Alaska.
•	We are the incumbent local telephone company in all of Alaska’s major population centers and more than 70 other communities;

•	We are the only provider of mobile broadband wireless service, and the second-largest wireless communications services provider; and

•	We are the largest provider of DSL services and the second-largest provider of Internet access services.
     We build upon this leading competitive position with an eye to the future of communications, and we seek to offer the most advanced products and services to our large customer base.

     Develop and offer new products targeted at the highest-growth markets. We currently offer products in two of the highest-growth telecommunications markets: wireless and Internet. In each of these markets, we own and operate our networks. We believe our facilities-based strategy places us in an advantageous position relative to our competitors who do not offer similar facilities-based services in each of these high-growth markets. Our primary competitor, General Communication, Inc., or GCI, offers facilities-based cable Internet services that compete directly with our high-speed DSL services. However, GCI primarily resells wireless services through a partnership with Dobson Cellular Systems, Inc., or Dobson, our main wireless competitor. Dobson operates only wireless facilities. Thus, among our primary competitors, we believe we offer the optimal mix of products designed to help us benefit from high-growth areas in the industry. We expect to continue developing new products in these high-growth areas to enhance our competitive position.
     Maintain advanced networks and facilities. We have designed our wireless and wireline networks to accommodate developing products and technology. We operate a Multi-Protocol Label Switching over Asynchronous Transfer Mode (MPLS/ATM) network. Because our advanced MPLS/ATM network uses standard protocols, we can offer our customers a complete suite of integrated telecommunications services, while achieving significant operating efficiencies. The enhanced products that converge over our MPLS core network include the following:
•	virtual private networks and lines;

•	voice over Internet Protocol services;

•	transparent local area networks (LANs) and proprietary LANs and wide area networks (WAN);

•	high speed Internet access;

•	managed services; and

•	video conferencing.
     In addition, we provide the only statewide mobile broadband wireless service, and we are the second largest provider of Internet access service in Alaska. We aim to provide wireless service primarily through our state-of-the-art CDMA 1xRTT and EV-DO wireless network. This state-of-the-art network currently covers 95% of our wireless subscribers, and we anticipate 100% coverage by year-end 2006. In addition to our CDMA network, we maintain a secondary TDMA digital network for our non-CDMA subscribers. Our growing CDMA network has allowed us to expand our wireless network coverage and to offer a wider range of wireless and mobile broadband data services. We believe our expanded wireless services, compared to our competitors, will allow us to capture new retail relationships and win back wireline subscribers with integrated offerings.
     Offer integrated, customer-focused services. We believe we offer the leading portfolio of integrated communications services to Alaskans, including local telephone, wireless, Internet, long distance, messaging, video entertainment, and other services. We believe that offering our customers bundled packages results in customer subscription to a greater number of our products and services and is a key component of our success. Bundling allows our customers a “one stop shopping” experience, fewer billing statements, and greater value for price across a number of services. In 2005, we began our new “ON ACS” program, through which we offer discounts to customers subscribing to both our local telephone and wireless services at prescribed service levels. Our ON ACS program, as well as our bundled offerings, allow us to use our advanced CDMA 1xRTT and EV-DO wireless network and our high-speed DSL service to gain long distance and local telephone subscribers.
     Recruit and maintain a strong, experienced management team. We have a highly experienced senior management team with an average of approximately 17 years of experience in the local telecommunications industry and a proven track record of operating and managing integrated telecommunications companies. Our executive management team has broad experience in the telecommunications industry and understands the dynamics of the Alaskan markets and our customers. Liane Pelletier joined us in October 2003 as CEO and President and became Chairperson of our board of directors on January 1, 2004. Before joining us, Ms. Pelletier worked for 17 years at Sprint Corporation, most recently as a member of the Executive Management Committee and as Chief Integration Officer. David Wilson, who was previously Chief Financial Officer of Triumph Communications and DIRECTV Broadband, joined us as our Chief Financial Officer in March 2004. In addition, in 2003, David C. Eisenberg joined us from Sprint as Senior Vice President, Corporate Strategy and Development and Kenneth Sprain joined us as Senior Vice President, Network and IT Operations. In February 2004, Sheldon Fisher joined us from Sprint as Senior Vice President, Sales and Product Marketing. Since our executive team’s formation, they have:
•	implemented, with the approval of our board of directors, an attractive dividend policy;

•	led our company to 85% growth in Wireless revenue;

•	realized 9% growth in overall subscribers; and

•	overseen vast technological improvements to our network, including our conversion to “third generation” wireless voice and data services.
     Review and improve internal processes to increase efficiency. In 2005, we formed our “Process Improvement Teams.” The goal of these teams is to remedy known inefficiencies in various areas of our company. To date, the teams have improved our customer service by reducing set up times for DSL, shortening wait time for customer calls allowing more time for problem resolution and sales, and designing clearer billing statements, which resulted in fewer customer complaints and inquiries. Our teams have also increased the accuracy of forecasting for service procurement, reduced time required to provision circuits, and designed a company-wide product development process through which all new products undergo rigorous analysis, troubleshooting, and testing before they enter the market.
Products, Services and Revenue Sources
     We generate revenue from the provision of local telephone, wireless, Internet, and interexchange services. The following table sets forth the components of our consolidated revenues for the years ended December 31, 2005, 2004, and 2003:

	Revenue for the Year Ended December 31, (in millions)
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Revenue by Source:
Local network service	$86.5	26.5%	$91.7	30.3%	$96.3	29.7%
Network access	92.4	28.3	97.5	32.2	97.8	30.2
Deregulated and other revenue	23.9	7.3	22.0	7.3	21.6	6.7

Local telephone	202.8	62.1	211.2	69.8	215.7	66.6
Wireless	86.2	26.4	56.7	18.7	46.5	14.4
Directory (1)	—	—	—	—	11.6	3.6
Internet	21.7	6.6	20.2	6.7	33.0	10.2
Interexchange	16.1	4.9	14.6	4.8	17.0	5.3

Total	$326.8	100.0%	$302.7	100.0%	$323.8	100.0%

(1)	On May 8, 2003, we completed the sale of a majority interest (87.42%) in our Directories Business. Subsequently, on August 27, 2003, we disposed of substantially all of our remaining interest in the Directories Business. As a result of these disposals, we own less than 0.1% of the Directories Business and accordingly no longer record the revenues and expenses of the Directories Business.
     Local telephone
     We are the largest local exchange carrier in Alaska. We provide local telephone service through our four local telephone companies. Our local telephone revenue consists of local network service, network access (including universal service revenue), and deregulated and other revenue, each of which we describe below.
     Local network service
     Our local network services consist of basic local network service and competitive local network service.

     Basic local network service. Basic local network service enables customers to make and receive telephone calls within a defined “exchange” area. We provide basic retail local services to consumer and business customers, generally for a fixed monthly charge. The amount that can be charged to a customer for basic local services is determined by rate proceedings governed by the Regulatory Commission of Alaska, or RCA. We generally charge business customers higher rates to recover a portion of the costs of providing local service to consumers, as is customary in the industry. Our basic local service also includes non-recurring charges to customers for installation and recurring charges for enhanced features such as call waiting, caller identification, and call forwarding.
     Competitive local network service. We provide interconnection to our basic local service and lease unbundled network elements, or UNEs, to our competitors as required by federal law. We report revenues for these services as local network service revenues. As of November 26, 2004, the RCA authorized us to increase the UNE loop rate for our Anchorage service area to $18.64 retroactively to June 2004. In the Fairbanks and Juneau service areas, the RCA authorized us to increase UNE loop rates to $23.00 and $18.00, respectively, as of January 1, 2005. We provided approximately 71,500 lines to competitors in the Anchorage, Fairbanks and Juneau service areas on either a wholesale or UNE basis as of December 31, 2005.
     The table below sets forth the number of access lines as of December 31, 2005, 2004, and 2003. The number of access lines shown represents all revenue producing access lines connected to both retail and wholesale customers.

	As of December 31,
	2005	2004	2003
Retail access lines	199,341	206,209	218,058
Wholesale access lines	13,966	16,590	19,159
Unbundled network elements	57,578	70,954	74,249

Total local telephone access lines	270,885	293,753	311,466

     Network access
     We charge interexchange carriers for network access services for originating and terminating long distance or toll calls on our network. We also receive universal service revenue, which we report as network access revenue. We describe these components of network access revenue below.
     Intrastate access charges. We generate intrastate access revenue when an intrastate long distance call carried by an interexchange carrier originates and/or terminates on one of our local telephone networks. We record the details of the call through our carrier access billing system and charge an access fee to the interexchange carrier. We also provide billing and collection services for interexchange carriers through negotiated agreements for certain types of toll calls placed by our local customers. Our subsidiaries, ACS of Anchorage, Inc. (“ACSA”), ACS of Alaska, Inc. (“ACSAK”) and ACS of Fairbanks, Inc. (“ACSF”) operate under their own tariffs for intrastate access. In non-competitive areas, our subsidiary, ACS of the Northland, Inc. (“ACSN”) participates in a mandatory statewide tariff and access charge pooling arrangement that is administered by the Alaska Exchange Carriers Association, or the AECA. The RCA regulates access charges for our intrastate services.
     Interstate access charges. We generate interstate access revenue when a long distance call involving another state originates and/or terminates on one of our local telephone networks. We bill interstate access charges in a manner similar to intrastate access charges. However, the Federal Communications Commission (“FCC”) regulates interstate access charges rather than the RCA. All our local telephone companies, except ACSA, participate in a nationwide tariff and access charge pooling arrangement administered by the National Exchange Carrier Association (“NECA”). ACSA participates in the NECA common line tariff, but has its own interstate access tariff for traffic sensitive and special access services. We also categorize as interstate access revenue common line revenues billed to the end user for the FCC-mandated interstate charges.
     Universal service revenue. We currently receive federal universal service revenue in some of our local telephone service areas. Universal service revenue supplements the amount of local service revenue we receive to ensure that basic local service rates for customers in high cost rural areas are not significantly higher than rates charged in lower cost urban and suburban areas.

     Deregulated and other revenue
     Deregulated and other revenues consist of billing and collection contracts, space and power rents, pay telephone service, deregulated customer premise equipment sales (“CPE”), regulated directory listing revenue, and other miscellaneous telephone revenue. We seek to capitalize on our local presence and network infrastructure by offering these additional services to customers and interexchange carriers.
     Wireless
     We provide statewide mobile voice and data communications services throughout Alaska. We are the only statewide provider to offer CDMA and EV-DO. We believe CDMA provides better capacity for voice and data communications than other commercial mobile technologies, allowing more subscribers to connect at any given time. In a world of finite spectrum resources, we believe CDMA enables many more of our customers to share our airwaves at the same time than do alternative technologies. Also, our CDMA network provides our customers with improved voice call quality, security, average mobile data speeds of 60-80kbps over 1xRTT and multiples of this over EV-DO, and other enhanced services, such as wireless email, web, digital picture taking/sending, assisted-GPS position location applications, video and audio streaming.
     We estimate our wireless network footprint covers approximately 524,000 or 79%, of Alaska’s approximately 664,000 residents, including all major population centers and highway and ferry corridors. Our network also offers EV-DO mobile wireless broadband service, which enables high speed data connectivity with speeds that burst up to 2mbps to our wireless markets in Anchorage, Fairbanks, Juneau, and a few other popular areas throughout Alaska. While using our EV-DO network, our customers do not need to locate a “WiFi Hot Spot” to obtain wireless broadband service. We also operate a TDMA digital network in substantially all of our service areas for our customers who have not yet upgraded to CDMA.
     Our wireless segment generates revenue through subscriber access charges, airtime usage, toll charges, connection fees, roaming revenues, and enhanced features, such as short messaging services. A subscriber may purchase services separately or may purchase rate plans that package these services in different ways to fit different calling patterns and desired features.
     We have eligible telecommunications carrier, or ETC, status in a significant portion of our rural wireless service area. By obtaining ETC status, we are now eligible to receive universal service funded support for wireless subscribers residing in the areas covered by this designation.
     Subscribers. The table below sets forth the annual growth in the number of our wireless subscribers served and our total covered population as of December 31, 2005, 2004, and 2003.

	As of December 31,
	2005	2004	2003
Estimated covered population	523,827	482,251	480,422
Ending subscribers	117,537	100,657	87,017
Ending penetration	22.4%	20.9%	18.1%
     We believe there are opportunities to improve coverage and subscription rates of our wireless operations throughout Alaska. We also believe that the market for wireless services will continue to grow.
     Licenses. We own 800 megahertz B side cellular licenses which cover the major population centers in Alaska, including Anchorage, Fairbanks, Juneau, and the Kenai Peninsula. We also own several 10 megahertz E Block PCS licenses covering the entire state including Anchorage, Fairbanks and Juneau. During 2002, we purchased 10 megahertz F Block PCS licenses covering Fairbanks and Juneau.
     Internet
     We offer high-speed DSL service over our access lines in our major local telephone service territories. Approximately 75% of our access lines in these major local telephone service territories have the capability to provide DSL service. We also offer dial-up Internet service. Local dial-up numbers and dedicated DSL connections allow customers access, through a modem connection on their computer, to a series of computer servers we own and maintain. Wireless subscribers can also access these servers. These servers allow customers to access their e-mail accounts and to be routed to local access points that connect to the Internet. We charge customers either a flat rate for unlimited use or a measured rate based on usage.
     Interexchange
     We currently serve over 56,000 long distance customers who have selected us as their preferred interexchange carrier. We believe our interexchange revenue represents approximately 5% of total interexchange revenues in Alaska. We own fiber capacity for high-speed links within Alaska and for transportation of call traffic outside Alaska. We also resell the services of other long distance carriers.
     Video entertainment
     We partner with the DISH Network, a leading satellite television provider, to offer our customers video entertainment. Our agreement with DISH Network will terminate in December 2006 if it is not extended.
Seasonality
     We believe our wireless revenue is materially impacted by seasonal factors. Wireless revenue, particularly roaming revenue, declines in the winter months and increases in the summer months due to Alaska’s northern latitude and the wide swing in available daylight and changes in weather patterns between summer and winter and their effect on business, tourism and subscriber calling patterns. Our other business segments experience similar seasonal effects, but we do not believe these effects are material.
Sales and Marketing
     We market our products and services under the “Alaska Communications Systems” and “ACS” brands, subject to regulatory and strategic business considerations. Key components of our sales and marketing strategy include:
•	establishing name recognition of the ACS brand across all product and service offerings;

•	making, buying and using ACS products and services easier than ever;

•	marketing all of our offerings to each consumer to obtain a greater percentage of each consumer’s telecommunications services expenditures;

•	providing convenient and valuable bundles of products and services;

•	centralizing marketing functions to optimize impact and efficiency;

•	improving quality and reliability of customer service;

•	developing and delivering to the market new products and services driven by a view of total customer needs;

•	driving greater productivity from direct sales efforts; and

•	teaming sales and service for a complete and seamless customer experience.
     We use our position as an integrated, one-stop provider of telecommunications services with strong positions in local telephone, wireless, Internet and interexchange markets. By pursuing a marketing strategy that takes advantage of these characteristics and that facilitates integration, cross-selling, and packaging of our products and services, we believe we can increase penetration of new product offerings, improve customer retention rates, increase our share of our customers’ overall telecommunications expenditures, and achieve continued revenue and operating cash flow growth.
Network and Technology
     As of December 31, 2005 we owned host switches serving approximately 271,000 access lines. All of our access lines are served by digital switches provided predominantly by Nortel Networks Corporation. Our switches are linked through a combination of extensive aerial, underground and buried cable, including fiber optic cable and digital microwave and satellite links. We have 100% single-party services, or services of one customer per access line, and believe substantially all of our major switches have current generic software upgrades installed which allows for the full range of enhanced customer features, such as call waiting, caller identification, and call forwarding.
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
     Technicians located at our network operating control center in Anchorage operate and monitor our wireline and wireless networks seven days a week, 24 hours a day. Our customer care call center and walk-in facilities in Anchorage and Fairbanks and additional walk-in customer care facilities in Juneau, Sitka, Kenai/Soldotna, Kodiak, North Pole and Homer sell and service all of our product lines. All of these facilities offer extended business hours to efficiently handle customer inquiries and orders for service.
     Our wireless operations consist of four digital switching centers, approximately 153 cell locations, which in certain cases include multiple base stations, and three repeaters covering over 79% of Alaska’s population and substantially all major population centers and highway corridors in the state plus one analog switch and cell site covering Barrow, Alaska. We link our switching and cell site infrastructure primarily by our proprietary fiber, wireline and digital microwave connections. We have constructed and are continuing to enhance and expand our commercial wireless voice and data CDMA 1xRTT and EV-DO networks. Our CDMA network consists of two Nortel digital CDMA switches and over 119 cell sites as of December 2005. We also operate a time division multiple access, or TDMA, network for our customers who have not yet upgraded to CDMA. Our TDMA wireless voice network consists of three Ericsson digital switches, one analog switch serving Barrow, Alaska, and approximately 104 base stations using our 800 megahertz B side cellular licenses. Our TDMA network covers the major population centers in Alaska, including Anchorage, Fairbanks, Juneau and the Kenai Peninsula. We plan to continue to expand our CDMA 1xRTT and EV-DO networks and migrate our TDMA subscribers onto our CDMA network. Our CDMA network was initially deployed using our 10 megahertz E and F Block PCS spectrum, but we expect to eventually deploy CDMA technology over our 800 megahertz B side cellular licenses and phase out TDMA service in the future.
     Our facilities-based long distance network connects the major population center of Anchorage, Fairbanks, Juneau and the Kenai Peninsula to each other primarily over owned fiber optic facilities or Indefeasible Rights of Use (“IRU”) capacity. We own IRU fiber optic capacity connecting Alaska to the rest of the world via Seattle, Washington.
Competition
     Local telephone service
     Our local telephone services operations may be subject to any of several types of competition:
•	facilities-based competition from providers with their own local service network;

•	resale competition from resale interconnection, or providers who purchase local service from us at wholesale rates and resell these services to their customers;

•	competition from UNE interconnection, that is, providers who lease UNEs from us; and

•	alternatives to local service networks, including wireless, IP, satellite and cable telephony.
     In September 1997, GCI and AT&T Alascom, the two largest long distance carriers in Alaska, began providing competitive local telephone services in Anchorage. GCI competes principally through UNE interconnection using the facilities of our local telephone subsidiary, ACSA, and increasingly over its own facilities. AT&T Alascom competes primarily by reselling ACSA’s services. Competition is based upon price and pricing plans, types of services offered, customer service, billing services, and quality and reliability of service. GCI has focused principally on advertising discount plans for bundled services. AT&T Alascom’s strategy has been to resell ACSA’s service as part of a package of local and long distance services. As a result, in Anchorage, ACSA had only approximately 48% competitive market penetration as of December 31, 2005. We expect GCI and AT&T Alascom to continue to compete with us for local telephone business in many of our markets.
     As of December 31, 2005, we estimate that we had approximately 69% market share in Fairbanks. GCI has competed in Fairbanks primarily through reselling services and through UNE interconnection. Similar trends are being experienced by ACSAK in our Juneau market where, as of December 31, 2005, we had approximately 63% market share.

     We expect increasing competition from providers of various services that bypass our network. Long distance companies may construct, modify, or lease facilities to transmit traffic directly from a user to a long distance company. Cable television companies may modify their networks to partially or completely bypass our local network. GCI commenced deployment of cable telephony in 2004 and announced plans to migrate its customers served using our UNEs off of our network and onto its own cable system over the following three years. Such a migration would result in a significant reduction of revenue for us, as GCI would no longer be leasing our facilities to serve those customers, which could have a material impact on our results of operations.
     In addition, while wireless telephone services have historically complemented traditional local exchange carrier, or LEC, services, we anticipate that existing and emerging wireless technologies may increasingly compete with LEC services. For example, we have deployed CDMA 1xRTT and EV-DO wireless services in certain of our markets. Our principal wireless competitor, Dobson, is deploying GSM wireless services. Both CDMA and GSM technologies may serve as a satisfactory wireless alternative to traditional LEC wireline services. At this time we cannot predict the impact of the growth in wireless networks on our share of the local market. Technological developments in wireless telephone features, digital microwave, and other wireless technologies are expected to further permit the development of alternatives to traditional wireline services. Further, the FCC’s requirement that incumbent local exchange carriers, or ILECs, such as us, offer wireline-to-wireless number portability may also increase the competition our ILEC companies face from wireless carriers.
     Wireless services
     The wireless telecommunications industry has experienced rapid technological change, an increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements, and changes in consumer preferences and expectations. We believe demand for wireless telecommunications services will likely increase as equipment costs and service rates continue to decline and equipment becomes more convenient and functional. Wireless providers compete over price, quality, network coverage, packaging features, and brand reputation. There are six PCS licensees in each of our wireless service areas. We hold B side cellular licenses for Alaska’s major communities and PCS licenses covering the entire state, including Anchorage, Fairbanks, Juneau, and the Kenai Peninsula. We currently compete with at least one other wireless provider in each of our wireless service areas, including Dobson and Alaska DigiTel. In addition, Dobson, our main wireless competitor, also provides some coverage on its own network in multiple states outside Alaska. We believe that the unique and vast terrain and the high cost of a PCS system build-out, however, make additional competitive entry into markets outside of Anchorage difficult.
     As the market for simple wireless voice service approaches maturity, competition has forced carriers such as us to reduce prices. We seek to offset this impact by bringing new higher-margin services to market, developing products for targeted market segments, and using our advantage in market share and geographical coverage to attract new customers and offer new services to existing customers. We continuously evaluate new services in order to differentiate us from our competitors, produce additional revenues, and increase margins. The FCC’s requirement that wireless carriers implement number portability may decrease customer loyalty and increase wireless competition. However, since our implementation of wireless number portability in May 2004, six of ten wireless number ports have chosen us.
     Internet services
     We offer DSL services in Anchorage, Fairbanks, Juneau, Kenai/Soldotna, Homer, Kodiak, and Sitka, Alaska for both consumers and businesses. The market for Internet access services is highly competitive in most markets in the state. Few significant barriers restrict entry into the market, and we expect that competition will intensify in the future. We primarily compete with GCI in the market for Internet access services.
     In addition to GCI, we currently compete with a number of established online services companies, interexchange carriers, and cable television operators. Competition is particularly intense for broadband services. The number of cable modems deployed by GCI is approximately two times the number of DSL modems deployed by us. Further, the addition of wireless broadband to the mix of options available to consumers may reduce the demand for DSL. We believe that our ability to compete successfully will depend upon a number of factors, including the reliability and security of our network infrastructure, the ease of access to the Internet, particularly broadband access, and our competitors’ prices.
     Interexchange services
     The long distance telecommunications market is highly competitive. We believe we currently have approximately 5% of total interexchange revenues in Alaska, and our previous attempts to increase our market share have not proven successful.

Competition in the long distance market is primarily on price, although service bundling, branding, customer service, billing services, and quality also play a role in customers’ choices. We currently offer long distance service to customers located primarily in the more populous communities within our service territory. AT&T Alascom and GCI are currently the two major competing long distance providers in Alaska. We also face competition from wireless service providers for long distance customers. In addition, new carriers offering voice over Internet protocol services may lead to a reduction in traditional long distance telephone service customers. Further, we also compete with prepaid calling cards that reduce traditional reliance on long distance telephone service and also deprive us of revenue obtained from the use of our interexchange facilities. Expanded use of prepaid calling cards may have an adverse effect on the demand for our long distance services. We provide traditional “1+” direct long distance dialing, toll-free services, calling cards, and private line services for data and voice applications. We have also introduced flat-fee long distance programs. These programs allow customers to purchase interstate minutes of use in blocks of time for a single monthly fee. We expect to continue offering products of this nature in the future.
     Video entertainment
     We resell the DISH Network in Alaska. DISH Network’s primary competitor is GCI, the cable provider in most of Alaska. GCI holds a dominant position in the video entertainment sector. Our current agreement with DISH Network became effective August 2003 and either will be renegotiated or will terminate in December 2006.
Employees
     As of January 31, 2006, we employed approximately 1,020 regular full-time employees and 10 regular part time employees. 78.9% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Management considers employee relations to be good with both the represented and non-represented workforce. On November 2, 1999, the IBEW membership for our company ratified the terms of a Master Collective Bargaining Agreement (“Master Agreement”) that governs the terms and conditions of employment for all IBEW represented employees working for us in the State of Alaska. The Master Agreement embraces a labor-management relationship that is founded on trust, cooperation and shared goals. The November 1999 agreement, which was due to expire on December 31, 2006, provided for wage increases up to 4% in specified years based on the annual increases in the consumer price index for Anchorage as reported by the U.S. Department of Labor CPI-U. The Master Agreement also limits the increases in our health and welfare contributions for represented employees to 4% annually. On February 23, 2005, the membership of the IBEW ratified an extension to the collective bargaining agreement through 2009 and accepted certain modifications to the agreement. The agreement now states that CPI increases for certain years will be in the form of shares of our common stock delivered on achievement of certain performance goals, enabling us to be more competitive in the marketplace.
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
     In establishing rates for regulated services, our LEC subsidiaries first determine their aggregate costs and then allocate those costs between regulated and non-regulated services, then separate the regulated costs between the state and federal jurisdictions, and finally among their various interstate and intrastate services. This process is governed primarily by the FCC’s rules and regulations. The FCC is considering whether to modify or eliminate the current jurisdictional separations process. This decision could indirectly increase or reduce earnings of carriers subject to jurisdictional separations rules by affecting the way regulated costs are divided between the federal and state jurisdictions, if rates in both jurisdictions are not adjusted accordingly. Maximum rates for regulated services are regulated by the FCC for interstate services and by the RCA for intrastate services.
     At the federal level, the FCC generally exercises jurisdiction over services of telecommunications common carriers, such as us, that provide, originate or terminate interstate or international communications and related facilities. The FCC does not directly regulate enhanced services and has preempted inconsistent state regulation of enhanced services. Our wireless services use FCC radio-frequency licenses and are subject to various FCC regulations, including E911 and number portability requirements. The RCA generally exercises jurisdiction over services and facilities used to provide, originate or terminate communications between points in Alaska. In addition, pursuant to the federal Telecommunications Act of 1996, or Telecommunications Act, federal and state regulators share responsibility for implementing and enforcing policies intended to foster competition in local telecommunications services. In particular, state regulatory agencies have substantial oversight over the provision by incumbent local exchange carriers, or ILECs, of interconnection and non-discriminatory network access to competitive local exchange carriers, or CLECs. Local governments often regulate the public rights-of-way necessary to install and operate networks. These local governments may require communications services providers to obtain licenses or franchises regulating their use of public rights-of-way, and may require carriers to obtain construction permits and abide by building and land use codes.
Federal regulation
     We must comply with the Communications Act of 1934, as amended, or Communications Act, and regulations promulgated thereunder which require, among other things, that communications carriers offer interstate services at just, reasonable and nondiscriminatory rates and terms. The amendments to the Communications Act contained in the Telecommunications Act significantly changed and are expected to continue to change the regulation of the telecommunications industry. The Telecommunications Act promotes competition in local telecommunications services by removing barriers to entry, imposing interconnection and network access requirements, and making universal service support explicit and portable. We must obtain FCC approval before we transfer control of any of our common carrier subsidiaries or our radio frequency licenses or authorizations, make such an acquisition, or discontinue an interstate service.
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
     Most ILECs have the following additional obligations under the Communications Act: negotiate in good faith with any carrier requesting interconnection; provide interconnection for the transmission and routing of telecommunications at any technically feasible point in its network on just, reasonable and non-discriminatory rates, terms and conditions; provide access to unbundled network elements, or UNEs, such as local loops, switches and trunks, or combinations of UNEs at nondiscriminatory, cost-based rates; offer retail local telephone services to resellers at discounted wholesale rates; provide notice of changes in information needed for another carrier to transmit and route services using its facilities; and provide physical collocation, which allows a CLEC to install and maintain its network termination equipment in an ILEC’s central office, or to obtain functionally equivalent forms of interconnection.
     Our ACSN ILEC subsidiary enjoys a statutory exemption as a rural carrier from the interconnection requirements imposed on most ILECs, but not on CLECs, until we receive a bona fide request for interconnection and the RCA lifts the exemption. The RCA must continue an exemption until it determines that interconnection is technically feasible, not unduly economically burdensome and consistent with universal service. The Communications Act does not, however, preclude facilities-based competition, and GCI was recently granted, subject to certain conditions, approval to provide local exchange telephone service in the Glacier State and Sitka study areas of ACSN. New facilities-based local exchange service competition may reduce our revenues and returns.
     On April 18, 2004, ACSF and ACSAK entered into a settlement agreement with GCI in which ACSF and ACSAK waived their claim to the rural exemption in exchange for GCI’s agreement to pay increased UNE loop rates.
     In its most recent decision, released February 4, 2005, the FCC adopted new rules for unbundling which we believe have had and will continue to have little impact on our obligations and operations. Further, as has occurred previously, those rules are subject to judicial review.
     To implement the interconnection requirements of the Communications Act, the FCC adopted rules requiring, among other provisions, that ILECs price UNEs based on forward-looking economic costs using the total element long-run incremental cost methodology, and that ILECs combine UNEs for competitors when they are unable to do so themselves. Currently, the FCC is reexamining its pricing standard for UNEs and may reconsider other aspects of its rules.
     In September 2005, ACSA filed a petition seeking FCC forbearance from our requirement to lease UNEs to our competitors in Anchorage at regulated rates. Also in September 2005, the FCC established precedent for granting relief similar to that sought by ACSA by granting forbearance relief to Qwest in its Omaha market due to substantial intermodal competition in that market. The FCC must act on this petition by December, 2006.
     The FCC has also initiated a proceeding to examine the appropriate regulatory framework for special access services. Furthermore, Congress may consider legislation that may modify the Communication Act and some aspects of these rules. We cannot predict the outcome of any of these proceedings or of any action taken by the FCC or RCA pursuant to the new rules.
Interstate access charges
     The FCC regulates the prices that ILECs charge for the use of their local telephone facilities in originating or terminating interstate transmissions. Our ILECs’ interstate “access charges” are developed using a cost-of-service methodology, based on our authorized maximum rate of return. The National Exchange Carrier Association, or NECA, develops averaged access rates for participating ILECs, including our ILECs, based on the costs of these carriers. All our ILECs participate in NECA’s tariff for non-traffic sensitive costs, which are primarily loop costs. While ACSA files its own traffic sensitive access tariff, which covers primarily switching costs, our other ILECs participate in NECA’s traffic sensitive access tariff. Participants in a NECA tariff charge averaged access rates, pool their revenues, and distribute the revenues on the basis of each individual carrier’s costs. The NECA tariffs reduce the cost burden on individual ILECs of filing tariffs and also spread some of the risks of providing interstate access services. None of our ILECs has chosen the FCC’s price cap method for its interstate access charges.
     In 2001, the FCC adopted an order implementing certain proposals of the Multi-Association Group, or MAG, to reform the access charge system for rural ILECs. Among other things, the MAG plan reduces usage sensitive access charges on long distance carriers and shifts a portion of cost recovery to subscriber line charges, which are paid by end users, and new explicit universal service support. The MAG plan expires in June 2006, but the implementing rules will remain in effect unless and until they are changed by the FCC. The FCC is currently considering various proposals for further reform. These proposals may result in the elimination of interstate and intrastate access charges paid by long distance carriers, and the requirement that carriers such as ACSA, ACSF, ACSAK and ACSN recover those interstate and intrastate costs from a combination of end-user charges and universal service support. Various groups of carriers and regulators are developing new proposals for replacements to the MAG plan to submit to the FCC. We cannot predict what changes the FCC may adopt or when they may adopt them.
     Federal Universal Service Support
     The Communications Act requires the FCC to establish a universal service program to ensure that affordable, quality telecommunications services are available to all Americans. The program at the federal level has several components, including one that pays support to LECs serving areas for which the costs of providing basic telephone service are higher than the national average. The Telecommunications Act requires the FCC to make universal service support explicit, expand the types of communications carriers that are required to pay universal support, and allow competitive providers including CLECs and wireless carriers to be eligible for universal service support, including where they serve customers formerly served by ILECs.
     In May 2001, the FCC adopted a proposal from the Rural Task Force to reform universal service support for rural areas. As adopted, for an interim five-year period, until no later than July 1, 2006, eligible rural carriers will continue to receive support based on a modified embedded cost mechanism. The FCC has indicated that, for the period thereafter, it will develop a comprehensive plan for high-cost support mechanisms for rural and non-rural carriers which may rely on forward-looking costs. In June, 2004, the Federal-State Joint Board sought comment on certain reforms, such as the proper definition to use in determining whether a carrier should be supported under the “rural” mechanism (as opposed to the “non-rural” mechanism based on forward-looking costs), the basis on which support levels for rural carriers (both ILECs and CLECs) should be calculated. These issues remain pending before the Joint Board, which may issue recommendations in 2006. If it does so, the FCC would have one year to act on these recommendations. In addition, members of Congress have indicated that they may seek enactment of legislation addressing universal service reform, including legislation to limit growth of explicit universal service support funds. We are unable to predict whether and to what extent we would be eligible to receive any federal high-cost support under such a plan.
     Universal service funds are only available to carriers that are designated as eligible telecommunications carriers, or ETCs, by a state regulatory commission for carriers subject to state jurisdiction, or by the FCC, for other carriers not subject to state jurisdiction. On March 17, 2005, the FCC adopted new and more stringent guidelines concerning the designation of competitive carriers as ETCs (“CETCs”) for designations that it makes under its jurisdiction. Although the new guidelines are not binding on state commissions, several parties have asked the FCC to require states to follow them, on reconsideration. We do not anticipate any impact on the eligibility of our ILECs to receive universal service support as a result of these rule changes.
     Under current FCC regulations, the total amount of federal universal service funds available to all ILEC ETCs is subject to yearly cap. In any year where the cap is reached, the per access line rate at which ILECs can recover Universal Service Fund payments may decrease. In each of the last few years, the cap has effectively decreased USF payments.
     We also expect the FCC to act in 2006 to reform the current funding mechanism for the universal service support funds. Today, our operating subsidiary companies are required to contribute to the federal USF a percentage of their revenue earned from interstate and international services. The FCC is currently considering whether to replace this funding mechanism with one based on flat-rated, per-line contributions, capacity-based contributions, or some combination of these or other proposals. We cannot predict how the outcome of this proceeding may affect our contribution obligations.
Interstate long distance services
     FCC regulation of the rates, terms or facilities of our interstate long distance services is relatively light. However, we must comply with the general requirement that our charges and terms be just, reasonable and non-discriminatory. Also, we must comply with FCC rules regarding unauthorized switching of a customer’s long distance service provider, or slamming; the FCC has levied substantial fines on some carriers for slamming. In addition, ACSLD must post the rates, terms and conditions of its service on its Internet web site and engage in other public disclosure activities.

     The FCC required that ILECs that provide interstate long distance services originating from their local exchange service territories must have long distance affiliates which maintain separate books of account and acquire any services from their affiliated ILECs at tariff rates, terms and conditions.
     On December 8, 2004, Congress enacted a new law requiring, through 2009, the purchase and sale of interstate wholesale switched service elements at rates equivalent to the rates set forth in AT&T Alascom’s Tariff 11, subject to annual downward adjustments specified in the statute. Rural telephone companies, or companies that are affiliated with and under the control of rural telephone companies, are exempt from the requirement to purchase services at such rates.
Wireless services
     The FCC regulates the licensing, construction, operation, acquisition and sale of personal communications services and cellular systems in the United States. All cellular and personal communications services licenses have a 10-year term, at the end of which they must be renewed. Licenses may be revoked for cause, and license renewal applications may be denied if the FCC determines that renewal would not serve the public interest. In addition, all personal communications services licensees must satisfy certain coverage requirements. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license. In June 2006, the FCC is scheduled to commence the auction of 90 MHz of new spectrum for advanced wireless services. We cannot predict the results of this auction, nor the manner in which the increase in spectrum available for wireless services may affect prices in or services offered in the wireless services marketplace.
     Federal law preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio services, or CMRS, which includes personal communications services and cellular services. The FCC does not regulate such rates; however, the FCC imposes a variety of other regulatory requirements on CMRS operators. For example, CMRS operators must be able to transmit 911 calls from any qualified handset without credit check or validation, are required to provide the location of the 911 caller within an increasingly narrow geographic range. CMRS operators are also required to provide 911 service for individuals with speech and hearing disabilities, or TTY service. On March 22, 2005, the FCC granted ACS a waiver allowing a limited extension of time to comply with the FCC’s E911 requirements. Pursuant to the waiver, ACSW was granted additional time to meet two significant FCC requirements: (1) that all new handset activations be location-capable; and (2) that 95% of all subscribers have location-capable handsets. Consistent with the FCC’s order, all new ACSW handset activations in its Anchorage and Fairbanks markets are now location-capable. All new handset activations in ACSW’s remaining markets were location-capable since December 31, 2005. Further, ACSW must have location-capable handsets deployed to 95% of all subscribers in its Anchorage and Fairbanks markets, and remaining markets, by June 30, 2006 and January 31, 2007, respectively. The requirement to have location-capable handsets deployed to 95% of all of our subscribers by January 31, 2007 may require us to provide subsidies to encourage subscribers to migrate to location-capable handsets. We do not expect the cost of those subsidies to exceed $5.0 million. We may not be able to comply with the FCC’s E911 requirements, however, even with the extension of time granted by the waiver.
     FCC regulations also require us to maintain our TDMA network operations as we transition to our new CDMA wireless network. We may encounter difficulties in expanding our CDMA network while maintaining our TDMA operations.
     In August 2005, the FCC initiated a proceeding to review the rules governing roaming services, or arrangements between CMRS operators when one operator’s subscribers make or receive calls over a second operator’s network. We cannot predict the net impact of any changes in the roaming rules on us.
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
Internet services
     We provide Internet access services as an Internet service provider, or ISP. The FCC has classified such services as information services, so they are not subject to various regulatory obligations that are imposed on common carriers, such as paying access charges or contributing to USF. On September 23, 2005, the FCC announced a policy of ensuring neutral access to and operation of the Internet SBC and Verizon, the two largest ILECs, have agreed to conduct their businesses in compliance with the FCC policy as a condition of the FCC’s approval of their acquisitions of AT&T and MCI, respectively. There may be new legislation or further FCC action to address access to the Internet, and we cannot predict the impact of any such actions on our results or operations. Also, the FCC generally preempts state and local regulation of information services.
     In October 2005, the FCC determined that ILECs are no longer required to lease high-speed Internet access service transmission capability to their competitors, and re-affirmed its finding that provision of high-speed transmission service bundled with Internet access services is an information service not subject to common carrier regulation, whether that access is provided via cable modem, digital subscriber line (DSL) services, or otherwise. This decision gives us more flexibility in how we offer and price our digital subscriber line, or DSL, services. We currently provide high-speed Internet access under a NECA tariff and are considering whether to offer it as an unregulated service.
     In February 2004, the FCC determined that entirely Internet-based voice over Internet Protocol, or VoIP, service is an information service and exempt from such regulatory obligations. This finding applied only to VoIP services that do not connect to the public (circuit) switched telephone network. Also in February 2004, the FCC launched a comprehensive rulemaking to determine the appropriate types of regulation, including such matters as intercarrier compensation and contributions to USF, to which ISPs offering or enabling different types of IP services, including VoIP, should be subject. In November 2004, the FCC decided that some VoIP services are exempt from certain state regulations. While VoIP services and high-speed Internet access services generally are not subject to common carrier regulation, the FCC has determined in recent decisions that these services are subject to certain public safety requirements. For example, in May 2005, the FCC found that 911 requirements apply to VoIP. Further, in August 2005, the FCC found that the Communications Assistance for Law Enforcement Act, or CALEA, requires providers of both high-speed Internet access services and some VoIP services to ensure that their networks have certain capabilities that facilitate the conduct of electronic surveillance by law enforcement agencies. The FCC is expected to issue an order clarifying many aspects of the implementation of CALEA with regard to these services. We cannot predict the outcome of these proceedings or the effect of FCC decisions in this area on our business.
Other federal regulations
     We are subject to various other federal regulations and statutes, including those concerning the use of customer proprietary network information (CPNI) in marketing services, and implementing capabilities to be used by law enforcement officials in executing court authorized electronic surveillance. CPNI generally includes information a carrier has regarding the telecommunications services to which its customer subscribes and the customer’s use of those services. In February, 2006, the FCC initiated a rulemaking to determine if it should strengthen its rules governing carrier use and disclosure of CPNI. Other FCC initiatives that may impact our regulated subsidiaries include access to poles, ducts, conduits and rights-of-way, Truth-in-Billing requirements, EEO reporting, hearing aid compatibility requirements, and anti-slamming rules. These requirements may impose costs on us and limit our business opportunities.
State regulation
     Telecommunication companies are required to obtain certificates of public convenience and necessity from the RCA prior to operating as a public utility in Alaska. The RCA must approve amendments to and transfers of such certificates. In addition, RCA approval is required if an entity acquires a controlling interest in any of our certificated subsidiaries, if we acquire a controlling interest in another intrastate utility, or if we discontinue an intrastate service. The RCA also regulates rates and terms for local, intrastate access and intrastate long distance services, supervises the administration of the Alaska Universal Service Fund, or AUSF, and decides on ETC status for purposes of the federal USF. Furthermore, pursuant to the Communications Act and the FCC’s rules, the RCA decides various aspects of local network interconnection offerings and agreements.
Interconnection
     The Communications Act specifies that resale and UNE rates are to be negotiated among the parties subject to approval by the state regulatory commission, or, if the parties fail to reach an agreement, arbitrated by the state regulatory commission. We have entered into interconnection agreements with TelAlaska Long Distance, Inc., Level 3, and numerous other entities, including GCI.
     On January 7, 2005, GCI filed suit in federal court seeking reversal of the RCA’s 2004 order approving the interconnection agreement between GCI and ACSA. GCI claims that the pricing methodology the RCA used to determine the rates we charge GCI under the interconnection agreement did not comply with the FCC’s pricing methodology regulations and requests the court direct the RCA to retroactively reduce the rates we charge GCI under this agreement. ACSA also challenged the RCA’s decision, in part, asserting that the RCA unreasonably delayed reaching a final, legal UNE loop rate, that the temporary UNE loop rate set by the RCA did not comply with federal law, and that the RCA’s decision regarding the percentage of feeder plant that must be placed in the road prism was not supported by substantial evidence. We cannot predict the duration or outcome of this litigation.
Competitive local exchange regulations
     In August 2005, the RCA adopted regulations addressing a variety of telecommunications related matters including tariff policies, depreciation practices, local competitive market rules, and interexchange competitive market rules. The regulations provide for, among other things: initial classification of all ILECs, including our rural properties and ACSA, as dominant carriers; requirements that all carriers, both dominant and non-dominant, offer all retail services for resale at wholesale rates consistent with 47 U.S.C. § 251 and 252; and limited dominant carrier pricing flexibility in competitive areas, under which carriers may reduce retail rates, offer new or repackaged services and implement special contracts for retail service upon 30 days’ notice. Rate increases affecting existing services are subject to full cost support showings by the dominant carrier in areas with local competition; but the RCA may demand, and has demanded, cost support even for rate reductions and new or repackaged services in competitive areas. On September 16, 2005, the RCA defined the ACSA, ACSAK, and ACSF service areas as “competitive local exchange markets” under its new regulations. The RCA had previously granted ACSA, ACSAK and ACSF non-dominant status on a trial basis only for retail tariff purposes. On February 22, 2006, the RCA designated ACSA, ACSAK-Juneau and ACSF as non-dominant carriers in their respective competitive local exchange markets for the provision of retail services except for line extension services, construction services, subdivision agreements and access services. We expect this change will give us more flexibility in our service offerings and pricing.
End user local rates
     The rates charged by our ILECs to end-users for basic local service are generally subject to the RCA’s regulation based on a cost-of-service method using an authorized rate of return. Competition may prevent local rates from being sufficient to recover embedded costs for local service. Rate cases are typically infrequent, carrier-initiated and require the carrier to meet substantial burdens of proof. The RCA may, however, investigate, upon complaint or upon its own motion, the rates of a LEC and hold hearings on those rates.
Intrastate access rates
     ILECs not yet subject to local competition participate in a pool administered by the Alaska Exchange Carrier Association, or AECA, for intrastate access charges to long distance carriers. AECA pools their access costs and sets a statewide average price which participating ILECs charge to long distance carriers for originating or terminating calls. Access revenues are collected in a pool and then redistributed to the ILECs based on their actual costs.
     The RCA requires an ILEC to file separate, individual company access charge tariffs when a competitor enters its service area. These tariffs are based on the ILEC’s cost of service and are revised biennially. ACSN is our only ILEC associated with AECA. AECA administers ACS-N’s intrastate access tariff, but ACS-N has a stand-alone rate.

     The RCA has adopted regulations limiting the access fees local carriers can charge interexchange carriers and imposing a Network Access Fee on end-users to make up for the reduction in fees paid by interexchange carriers. The RCA is also analyzing the effects of various FCC intercarrier compensation proposals on Alaskan consumers and telecommunications companies.
Alaska Universal Service Fund
     The RCA has established an Alaska Universal Service Fund, or AUSF. The AUSF serves as a complement to the federal USF, but must meet federal statutory criteria concerning consistency with federal rules and regulations. Currently, the AUSF supports a portion of certain higher cost carriers’ switching costs, the costs of lifeline service (which supports rates of low income customers), and a portion of the cost of Public Interest Pay Telephones. The RCA has adopted regulations that limit high-cost switching support to local companies with access lines of 20,000 or less. This change has eliminated the switching support that our rural ILECs received.
ETC Determinations
     The RCA granted GCI’s request that it be designated an ETC in Anchorage, Fairbanks, Juneau, and Fort Wainwright, all of which are currently served by our subsidiaries. Further, there is a trend toward granting ETC status to wireless carriers. In July 2004, ACSW was granted ETC status in the MTA study area. On October 3, 2005, ACSW applied for ETC status in the areas serviced by the Copper Valley Telephone Cooperative, Inc., the Cordova Telephone Cooperative, and KPU Telecommunications. Together, these services areas cover the communities of Chitina, Glenallen, McCarthy, Mentasta, Tatitlek, Valdez, Cordova, and Ketchikan. We cannot predict whether this application will be granted or when a decision will be rendered.
     On January 25, 2006, the RCA designated Dobson Cellular Systems, Inc. as an ETC in areas that we serve. The grant of these requests could reduce our revenues from USF, in addition to increasing competition.
     As noted above, on March 17, 2005, the FCC adopted new, more stringent guidelines for the designation of ETCs in the federal jurisdiction. Even if the FCC continues to refrain from imposing the guidelines on state commissions, the RCA has opened a rulemaking docket on this subject and may adopt some or all of the new rules for ETC designations under its jurisdiction.
Other state regulations
     The RCA adopted regulations allowing some bundling of local exchange and intrastate interexchange services. Other RCA rules, however, result in limitations on our ability to actually bundle our intrastate interexchange services.
     The RCA has also opened dockets in 2005 to consider: the need to promulgate regulations to establish an affordability benchmark for local exchange telephone service, and to address whether and how to use state universal service funds to offset potentially unaffordable local exchange rates; the implementation of Division J, Title I, Section 112 of the Consolidated Appropriations Act, 2005; the need to promulgate ETC regulations; and generally accepted industry standards for E911 service. All of these dockets, and any rulemaking dockets the RCA opens in 2006, could impact our business.
Item 1A. Risk Factors
     We face a variety of risks that may affect our business, financial condition, and results of operations, some of which are beyond our control. The risks described below are not the only ones we face and should be considered in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on ACS, our business, financial condition and results of operations could be seriously harmed.

Risks related to our common stock
ACS Group is a holding company and relies on dividends, interest and other payments, advances and transfer of funds from its subsidiaries to meet its debt service and pay dividends.
     ACS Group has no direct operations and no significant assets other than ownership of 100% of the stock of ACSH. Because we conduct our operations through our direct and indirect subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, including paying dividends on our common stock. Legal restrictions applicable to our subsidiaries and contractual restrictions in our senior credit facility, and other agreements governing current and future debt of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries may not be sufficient to pay dividends on the common stock.
Our dividend policy may limit our ability to pursue growth opportunities.
     Our board of directors has adopted a dividend policy which reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our debt and capital expenditures as regular quarterly dividends to our stockholders. As a result, we may not retain a sufficient amount of cash to finance a material expansion of our business, or to fund our operations consistent with past levels of funding. In addition, our ability to pursue any material expansion of our business, including through acquisitions or increased capital spending, will depend more than it otherwise would on our ability to obtain third party financing. Financing may not be available to us at an acceptable cost, or at all.
You may not receive the level of dividends provided for in our dividend policy or any dividends at all.
     We are not obligated to pay dividends. Our board of directors may, in its absolute discretion, amend or repeal the dividend policy which may result in the decrease or discontinuation of dividends. Future dividends, if any, will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, business opportunities, any competitive or technological developments, our increased need to make capital expenditures, provisions of applicable law, and other factors that our board of directors may deem relevant. Additionally, Delaware law and the terms of our senior credit facility may limit or completely restrict our ability to pay dividends.
     We might not generate sufficient cash from operations in the future to pay dividends on our common stock in the intended amounts or at all. Our board of directors may decide not to pay dividends at any time and for any reason. If our cash flows from operations for future periods were to fall below our minimum expectations, we would need either to reduce or eliminate dividends or, to the extent permitted under the terms of our senior credit facility or any future agreement governing our debt, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively affect our financial condition, results of operations, liquidity, ability to maintain or expand our business and ability to fund dividends. Our board is free to depart from or change our dividend policy at any time and could do so, for example, if it were to determine that we had insufficient cash to take advantage of growth opportunities. In addition, our senior credit facility contains limitations on our ability to pay dividends. The reduction or elimination of dividends may negatively affect the market price of our common stock.
Our substantial debt could adversely affect our financial health and restrict our ability to pay dividends on our common stock and adversely affect our financing options and liquidity position.
     We have a substantial amount of debt. As of December 31, 2005 we had total long-term obligations, including current portion, of $445.6 million and a net loss for the year ended December 31, 2005 of $41.6 million.
     Our debt could have important consequences for you as a holder of our common stock. For example, our substantial debt could:
• require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, future business opportunities and other general corporate purposes;
• limit our flexibility to plan, adjust or react to changing economic, market or industry conditions, reduce our ability to withstand competitive pressures, and increase our vulnerability to general adverse economic and industry conditions;

• place us at a competitive disadvantage to many of our competitors who are less leveraged than we are;
• limit our ability to borrow additional amounts for working capital, capital expenditures, future business opportunities, including strategic acquisitions and other general corporate requirements or hinder us from obtaining such financing on terms favorable to us or at all; and
• limit our ability to refinance our debt.
     The terms of our senior credit facility and the terms of our other debt allows us and our subsidiaries to incur additional debt upon the satisfaction of certain conditions. If new debt is added, the related risks described above would intensify.
Our debt instruments include restrictive and financial covenants that limit our operating flexibility.
     Our senior credit facility requires us to maintain certain financial ratios and adhere to other covenants that, among other things, restrict our ability to take specific actions, even if we believe such actions are in our best interest. These include restrictions on our ability to:
• pay dividends or distributions on, redeem or repurchase our capital stock;
• issue certain preferred or redeemable capital stock;
• incur additional debt;
• create liens;
• make certain types of investments, loans, advances or other forms of payments;
• issue, sell or allow distributions on capital stock of specified subsidiaries;
• prepay or defease specified debt;
• enter into transactions with affiliates; or
• merge, consolidate or sell our assets.
     These restrictions could limit our ability to obtain financing, make acquisitions or fund capital expenditures, withstand downturns in our business or take advantage of business opportunities. A breach of any of these covenants, ratios or tests could result in a default under our senior credit facility. Upon the occurrence of an event of default under our senior credit facility, the lenders could elect to declare all amounts outstanding under our senior credit facility to be immediately due and payable. Such a default or acceleration may allow our other creditors to accelerate our other debt. If the lenders accelerate the payment of the debt under our senior credit facility, our assets may not be sufficient to repay in full this debt and our other debt.
We will require a significant amount of cash to service our debt, pay dividends and fund our other liquidity needs. Our ability to generate cash depends on many factors beyond our control.
     Our ability to make payments on and to refinance our debt, including amounts borrowed under our senior credit facility, to pay dividends, and to fund planned capital expenditures and any strategic acquisitions we may make, if any, will depend on our ability to generate cash in the future. We cannot assure you that our business will generate sufficient cash flow from operations such that our currently anticipated growth in revenues and cash flow will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable the repayment of our debt, pay dividends or to fund our other liquidity needs. We may need to refinance all or a portion of our debt, including the senior credit facility, on or before maturity. We may not be able to refinance any of our debt on commercially reasonable terms or at all. If we are unable to refinance our debt or obtain new financing under these circumstances, we would have to consider other options, including:
• sales of certain assets to meet our debt service requirements;
• sales of equity; and
• negotiations with our lenders to restructure the applicable debt.

     If we are forced to pursue any of the above options our business and /or the value of our common stock could be adversely affected.
Future sales, or the possibility of future sales, of a substantial amount of our common stock may depress the price of the shares of our common stock.
     Future sales, or the availability for sale in the public market, of substantial amounts of our common stock could adversely affect the prevailing market price of our common stock, and could impair our ability to raise capital through future sales of equity securities.
     If we or our existing stockholders, including affiliates of Fox Paine & Company, LLC (together, “Fox Paine”), our largest stockholders, sell substantial amounts of our common stock in the public market, or if there is a perception that these sales may occur, the market price of our common stock could decline. Substantially all of our shares are freely tradable in the public market without restriction or further registration under the Securities Act. In addition, Fox Paine has registered the sales of all of its shares of our common stock. See “— Our largest stockholders have registered the sale of all their shares of our common stock and their interests in selling those shares may conflict with your interests,” below.
     We may issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments. In the event any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may be significant. We may also grant registration rights covering those shares or other securities in connection with any such acquisitions and investments.
Possible volatility in the price of our common stock could negatively affect us and our stockholders.
     The trading price of our common stock may be volatile in response to a number of factors, many of which are beyond our control, including actual or anticipated variations in quarterly financial results, actual or anticipated variations in our dividend policy, changes in financial estimates by securities analysts, and announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments. In addition, our financial results or dividend payments may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock could decrease, perhaps significantly. Additionally, historically, there has been a limited public market for our common stock. The limited liquidity for holders of our common stock may add to the volatility of the trading price of our common stock. These effects could materially adversely affect the trading market and prices for our common stock, as well as our ability to issue additional securities or to secure additional financing in the future.
     In addition, the U.S. securities markets have experienced significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Broad market and industry factors may negatively affect the price of our common stock, regardless of our operating performance.
Your interests may conflict with those of our current stockholders.
     Fox Paine beneficially owns approximately 22.8% of our outstanding common stock. As a result, Fox Paine currently has the ability to exert significant influence over the outcome of matters requiring stockholder approval, including:
• the election of our directors and the directors of our subsidiaries;
• the amendment of our charter or by-laws; and
• the adoption or prevention of mergers, consolidations or the sale of all or substantially all of our assets or our subsidiaries’ assets.
     Our certificate of incorporation does not expressly prohibit action by written consent of stockholders. As a result, to the extent Fox Paine, together with other stockholders, owns more than 50% of our total voting power, Fox Paine would be able to take any action to be taken by stockholders without the necessity of holding a stockholders’ meeting. Finally, Fox Paine may make significant investments in other telecommunications companies. Some of these companies may compete with us. Fox Paine and its affiliates are not obligated to advise us of any investment or business opportunities of which they are aware, and they are not restricted or prohibited from competing with us.
Our largest stockholders have registered the sale of all of their shares of our common stock and their interests in selling those shares may conflict with your interests.
     Pursuant to a shelf registration statement filed by us, Fox Paine has registered the sale of all of the shares of common stock that it holds. If Fox Paine sells substantial amounts of our common stock, the market price of our common stock may fall, particularly given the limited liquidity of the trading market for our common stock. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Additionally, the interests of Fox Paine in selling its shares may conflict with your interests. See “—Your interests may conflict with those of our current stockholders,” above
The limited liquidity of the trading market for our common stock may affect the trading price of our common stock.
     The trading market for our common stock is limited and a more liquid trading market for our common stock may not develop. It is more likely for common stock issued in larger aggregate numbers of shares to trade more favorably than similar common stock issued in smaller aggregate numbers because of the increased liquidity created by higher trading volumes resulting from larger numbers of traded shares. There may not be a sufficiently liquid market for our common stock for holders to sell common stock readily.
Limitations on usage of our net operating losses, and other factors requiring us to pay cash taxes in future periods, may affect our ability to pay dividends to you.
     The closing in 2005 of a secondary offering by Fox Paine of a substantial number of shares of our common stock held by it caused us to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code. As a result, our ability to use our substantial net operating losses to offset taxable income for taxable periods ending after the date of other offering are limited. Consequently, in the future we may be required to pay cash income taxes because of limitations on using our net operating losses, or because all of our net operating losses have been used or have expired. Any of the foregoing would have the effect of increasing our taxable income and potentially reducing our after-tax cash flow available for payment of dividends in future periods, and may require us to reduce dividend payments on our common stock in such future periods.
Risks related to our business
We provide services to our customers over access lines and if we continue to lose access lines our revenues, earnings and cash flow from operations may decrease.
     Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss over the past few years, and during the year ended December 31, 2005, the number of access lines we serve declined by 7.78% due to challenging economic conditions, increased competition and the introduction of digital subscriber lines, or DSL, and cable modems. We may continue to experience net access line loss in our markets for an unforeseen period of time. In addition, General Communication, Inc., the dominant cable television operator, aggressively offers competitive local telephone service in many of our largest markets. As a result, we have recently experienced, and expect to experience continued access line loss in areas served by this competitor, and other competitors. Our inability to retain access lines would adversely affect our revenues, earnings and cash flow from operations.
Our business is subject to extensive governmental legislation and regulation. Applicable federal and state legislation and regulations and changes to them could adversely affect our business.
     We operate in a heavily regulated industry, and most of our revenues come from the provision of services regulated by the Federal Communications Commission, or FCC, and the Regulatory Commission of Alaska, or RCA. Laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts, and could be changed by legislation or regulatory orders at any time. Future developments or changes to the regulatory environment, or the effect of such developments or changes, may have an adverse effect on us.
     There are a number of FCC and RCA rules under review that could have a significant effect on us. For example, many of the FCC’s rules with regard to the provisioning of unbundled network elements, or UNEs, and other interconnection rules have been revised from time to time and are subject to further proceedings at the FCC. Several parties have challenged the FCC’s current interconnection regulations in court. Court rulings, further FCC actions, or new legislation in this area could affect our obligation to provide UNEs and the prices we receive for our UNEs. Changes to intercarrier compensation or the roaming agreements between wireless operators that affect our access or roaming revenues are also likely over the next few years. The FCC and Congress are also looking at universal service fund contribution and disbursement rules that are likely to affect the amount and timing of our contributions to and receipt of universal service funds; our obligations may increase and/or our revenue may decline; and our competitors may receive greater payments. Further, most FCC and RCA telecommunications decisions are subject to substantial delay and judicial review. For example, the RCA’s 2004 orders arbitrating certain elements of, and approving, the interconnection agreement between General Communications Inc., or GCI, and ACS of Anchorage, or ACSA, are being challenged by GCI in federal court. These delays and related litigation create risk associated with uncertainty over the final direction of federal and state policies and our regulated rates.

As the incumbent local exchange carrier in our service areas, we are subject to legislation and regulation that are not applicable to our competitors.
     Existing federal and state rules impose obligations and limitations on us, as the incumbent local telephone company, that are not imposed on our competitors. Federal obligations to share facilities, file and justify tariffs, maintain certain types of accounts, and file certain types of reports are all examples of disparate regulation. Similarly, state regulators impose accounting and reporting requirements and service obligations on us that do not exist for our competitors. In addition, state regulators have imposed greater tariffing standards and obligations on us than on our competitors. Some of our proposed tariffs may be suspended for six to twelve months before they go into effect, which has enabled our competitors to plan competitive responses before we are able to implement new rates, diminishing our ability to compete. As our business becomes increasingly competitive, the continued regulatory disparity could have a material adverse effect on our business.
A reduction by the RCA or the FCC of the rates we charge our customers would reduce our revenues and earnings.
     The rates we charge our local telephone customers are based, in part, on a rate of return authorized by the RCA on capital invested in our networks. These authorized rates, as well as allowable investment and expenses, are subject to review and change by the RCA at any time. If the RCA orders us to reduce our rates, both our revenues and our earnings will be reduced. Additionally, in this competitive market, we are not sure we would be able to implement higher rates even if approved by the RCA.
     State regulators may rebalance our planned rates or set new rates closer to our costs, and refuse to keep our sensitive business information confidential, furthering our competitive disadvantage in the marketplace. Our local exchange service competitors may also gain a competitive advantage as a result of the state regulators permitting our competitors to intervene in rate-setting proceedings.
     FCC regulations also affect rates that are charged to customers. The FCC regulates tariffs for interstate access and subscriber line charges, both of which are components of our network service revenue. The FCC currently is considering proposals to reduce interstate access charges for carriers like us. If the FCC lowers interstate access charges without adopting an adequate revenue replacement mechanism, we may be required to recover more revenue through subscriber line charges and universal service funds or forego this revenue altogether. This could reduce our revenue or impair our competitive position.
The rates, terms and conditions for the leasing of facilities and resale of services in Anchorage are subject to regulatory review and may be adjusted in a manner adverse to us.
     The rates, terms and conditions for the leasing of facilities in Anchorage by our competitors, including GCI, were resolved by the RCA on December 7, 2004 after years of proceedings. There is risk associated with the implementation of this interconnection agreement. On January 7, 2005, GCI filed suit in federal district court challenging the RCA’s orders and the resulting interconnection agreement between GCI and ACSA. GCI claims that the pricing methodology the RCA used to determine the rates we charge GCI under the interconnection agreement did not comply with the FCC’s pricing methodology regulations, and GCI has requested that the court direct the RCA to retroactively reduce the rates we charge GCI under this agreement, which would reduce our revenue. We cannot predict the duration or outcome of this matter. Continued litigation will likely result in an extended period of uncertainty and additional cost associated with the proceedings.
Loss of the exemption from certain forms of competition granted to our rural local exchange carriers under the Federal Telecommunications Act of 1996 exposes us to increased competition.
     Historically, our rural local exchange carriers operated under a federal statutory exemption under which they were not required to offer UNEs and wholesale discounted resale services to competitors. On June 30, 1999, the Alaska Public Utilities Commission (or APUC) issued an order revoking these rural exemptions On April 18, 2004, ACSF and ACSAK entered into a settlement agreement with GCI in which ACSF and ACSAK waived their claim to the rural exemption in exchange for GCI’s agreement to pay increased UNE loop rates.
     ACS of the Northland, Inc., or ACSN, currently retains its rural exemption, but remains subject to petitions for termination or facilities-based competition at any time. GCI was granted, subject to certain conditions, approval to provide local exchange telephone service in ACSN’s Glacier State study area. New facilities-based local exchange service competition will likely reduce our revenues and return.
     Interconnection duties are governed by telecommunications rules and regulations related to the UNEs that must be provided. These rules and regulations remain subject to ongoing change. In addition, to the extent that rural exemptions are terminated, other carriers are entitled to obtain interconnection agreements with us on the same basis as GCI. Finally, to the extent the new rates are higher than the previous rates, GCI or other competitors may provide service over their own facilities, further depriving us of revenue.
Our results of operations could be materially harmed as GCI further develops its own network facilities and stops leasing our network elements.
     GCI commenced offering cable telephony in Anchorage during 2004 and initiated migration of its customers served using our UNEs off of our network and onto its own cable system. It continued this throughout 2005. GCI announced plans to substantially increase the number of customers it migrates to cable telephony with the aim of migrating virtually all of its Anchorage customers to its own network in 2006 or 2007. Significant migration of customers would result in a significant reduction of revenue for us, as GCI would no longer be leasing our facilities to serve those customers, which could materially harm our results of operations.
The telecommunications industry is extremely competitive, and we may have difficulty competing effectively.
     The telecommunications industry is extremely competitive. We face competition in local voice, local high-speed data, wireless, Internet, long distance and video services. Competitors in the markets in which we operate:
• reduce our customer base;
• require us to lower rates and other prices in order to compete;
• require us to invest in new facilities and capabilities;
• increase marketing expenditures and require the use of discounting and promotional campaigns that would adversely affect our margins; or
• otherwise lead to reduced revenues, margins, and returns.
     We face strong competition from GCI in Anchorage and other areas for integrated, facilities-based, voice, broadband and video services. New competitors in local services may be encouraged by FCC and RCA rules regarding interconnection agreements and universal service supports. We face competition from wireless service providers for local, long distance and wireless customers. Existing and emerging wireless technologies are increasingly competitive with local exchange services in some or all of our service areas, and the FCC is scheduled to commence auctioning 90 MHz of additional spectrum for advanced wireless services on June 29, 2006. One of our competitors has deployed a new generation of wireless technologies, similar to ours, which will provide wireless data at 1xRTT speeds in addition to wireless voice services.
     Further, the FCC has ordered wireline-to-wireless and wireless-to-wireless number portability, leading to increased risk of wireless substitution for traditional local telephone services and increased competition among wireless carriers. In addition, new carriers offering voice over Internet Protocol, or VoIP, services may also lead to a reduction in traditional local and long distance telephone service revenues as well as our network access revenues. Our video services compete against cable television systems, satellite providers, and other services. Some of our competitors may have financial and technical resources greater than ours and may be exempt from or subject to lesser regulatory burdens.
Revenues from our retail local telephone access lines may be reduced or lost.
     As the incumbent local exchange carrier, we face stiff competition from resellers, local providers who lease UNEs from us, and other facilities-based providers of local telephone services. Through December 31, 2005, we have lost approximately 37% of our retail local telephone market share. In Anchorage, our largest market, since opening to competition, we have lost approximately 52% of our retail local telephone market share. Similarly, in Fairbanks and Juneau we have lost approximately 33% of our retail local telephone access lines. Further, our competitors may at any time bypass or remove these customers from our network completely, which would eliminate our revenue from those lines altogether. For example, GCI has already eliminated some revenue to us as a result of its deployment of cable telephony in Anchorage. We may not be successful in recovering those lost retail customers or revenues.
Revenues from access charges may be reduced or lost.
     We received approximately 28% of our operating revenues for the year ended December 31, 2005 from local exchange network access charges. The amount of revenue that we receive from these access charges is calculated in accordance with requirements set by the FCC and the RCA. Any change in these requirements may reduce our revenues and earnings. Generally, access charges have decreased since our inception in 1999.
     Under the regulatory rules that exist today, we receive access revenue related to the calls made by all of our retail customers as well as our competitors’ customers who are served via resale of our services. Access revenue related to our competitors’ retail customers that are served by UNEs or by the competitors’ own facilities flows to our competitors. To the extent that competitors shift the form in which they provide service away from resale our access revenue will be reduced. We do not receive access revenue from VoIP calls, and growth of this service will reduce our access revenues.

     The FCC is reviewing new mechanisms for intercarrier compensation. Some parties have suggested terminating all interstate access charge payments by interexchange carriers with alternative compensation methods for providers of access services. If such a proposal is adopted, it would likely have a material impact on our revenue and earnings. The FCC has stated its intent to adopt some form of access charge reform soon, which more likely than not will reduce this source of revenue. Similarly, the RCA has adopted regulations modifying intrastate access charges that may reduce our revenue.
     In addition, both GCI and AT&T have previously alleged that we collected excess interstate access revenue. While those claims have been resolved, we cannot assure you that claims alleging excess charges will not be made in the future, nor that we will be able to defeat such claims.
A reduction in the universal service support currently received by some of our subsidiaries would reduce our revenues and earnings.
     We received approximately 7.8% of our operating revenues for the year ended December 31, 2005 from the Universal Service Fund, or USF. The USF was established under the direction of the FCC to compensate carriers for the high cost of providing universal telecommunications services in rural, insular, and high-cost areas. If the support we receive from the USF is materially reduced or discontinued, some of our rural local exchange carriers as well as wireless providers, might not be able to operate profitably. Also, because we provide interstate and international services, we are required to contribute to the USF a percentage of our revenue earned from such services. Although our rural LECs receive support from the USF, we cannot be certain of how, in the future, our contributions to the USF will compare to the support we receive from the USF.
     Various reform proceedings are under way at the FCC to change the method of calculating the amount of contributions paid into the USF by all carriers and the amount of contributions or support rural carriers like ACSF, ACSAK and ACSN receive from the USF, as well as the amount of support received and contributions paid by our competitors. The FCC has imposed limits on the amount of USF distributed. We cannot predict when or how any change in the method of calculating contributions and support may affect our business.
     The RCA has granted Eligible Telecommunications Carrier, or ETC, status to GCI in Fairbanks and Juneau. Under current FCC rules, ETC status entitles GCI to the same amount of per-line USF support that we are entitled to receive regardless of GCI’s costs. To the extent that any competitive ETC, such as GCI, has lower costs than us, but receives the same amount of financial support, the competitor gains a competitive cost advantage over us. If this should occur, it could have an adverse effect on our ability to compete.
     As for wireless carriers, Alaska DigiTel LLC, or DigiTel, ACS Wireless, Inc., or ACSW, MTA Wireless, and Dobson Cellular Systems, Inc. have been granted ETC status for certain areas.
Revenues from wireless services may be reduced.
     Market prices for wireless voice and data services have declined over the last several years and may continue to decline in the future. We may be unable to maintain or improve our average revenue per user. We expect significant competition among wireless providers, which has been intensified by wireless number portability and may be spurred by additional spectrum auctions, to continue to drive service and equipment prices lower, which may lead to increased turnover of customers. If market prices continue to decline, our ability to grow revenue would be affected, which would have an adverse effect on our financial condition and results of operation. There can be no assurance that any advanced wireless services we offer will be profitable or increase average revenue per user.
We may not be able to offer long distance and Internet services on a profitable basis.
     Our long distance operations have historically been modest in relation to the long distance businesses of our competitors. Our long distance operations generated operating losses of $1.8 million in 2001, $1.3 million in 2002 and $21.0 million in 2003, $3.4 million in 2004, and gain of $0.3 million for the year ended December 31, 2005. Our Internet operations generated operating losses of $9.5 million in 2001, $21.5 million in 2002, $60.4 million in 2003, $10.3 million in 2004, and $6.4 million for the year ended December 31, 2005. Our operating losses from long distance and Internet services may increase in the future, even after taking into account additional revenue from complementary or advanced services.

If we substantially underestimate or overestimate the demand for our long distance services, our cost of providing these services would increase.
     We expect to continue to enter into resale agreements for a portion of our long distance services. In connection with these agreements, we must estimate future demand for our long distance service. If we overestimate this demand, we may be forced to pay for services we do not need, and if we underestimate this demand, we may need to lease additional capacity on a short-term basis at unfavorable prices, assuming additional capacity is available. If additional capacity is not available, we would not be able to meet this demand.
We may not be able to profitably take advantage of future fiber-optic capacity that we have purchased.
     We entered into an agreement that obligated us to purchase additional fiber-optic capacity from Crest Communications, L.L.C., or Crest. Specifically, we fulfilled a commitment to Crest to provide a loan for the aggregate principal amount of $15.0 million in return for certain consideration on July 15, 2002 (the “Crest Note”). In addition, we agreed to purchase capacity on Crest’s fiber optic network and Crest agreed to restore our traffic carried on another cable system. We satisfied its obligation to make capacity purchases in 2005 in the amount of $12.1 million on May 31, 2005. We are separately obligated to purchase additional fiber optic capacity in 2006, totaling approximately $4.5 million.
     On April 19, 2005, we notified Crest of our decision to exercise our option to acquire certain of Crest’s Alaska assets. The assets consist of significant fiber optic transport facilities in Alaska between Whittier and Anchorage, and between Anchorage and Fairbanks. In February 2006, we executed definitive agreements to purchase the assets, and no additional financial consideration is due to Crest in connection with this transaction. We are reviewing the accounting treatment of this transaction. We expect increases in revenue and expense as a result of this transaction. We may not, however, generate sufficient revenue from the acquisition of this fiber-optic capacity to provide satisfactory returns on our investment.
If we do not adapt to technological changes in the telecommunications industry, we could lose customers or market share.
     Our success will likely depend on our ability to adapt to rapid technological changes in the telecommunications industry. Our failure to adopt a new technology or our choice of one technology over another, may have an adverse effect on our ability to compete or meet the demands of our customers. Technological change could, among other things, reduce the barriers to entry facing our competitors providing local service in our service areas. The pace of technology change, and our ability to deploy new technologies may be constrained by insufficient capital and/or the need to generate sufficient cash to make interest payments on our debt and to maintain our dividend policy.
     New products and services may arise out of technological developments and our inability to keep pace with these developments may reduce the attractiveness of our services. If we fail to adapt successfully to technological changes or fail to obtain access to new technologies, we could lose customers and be unable to attract new customers and/or sell new services to our existing customers. We may be unable to successfully deliver new products and services, and we may not generate anticipated revenues from such products or services.
New governmental regulations may impose obligations on us to upgrade our existing technology or adopt new technology that may require additional capital and we may not be able to comply timely with these new regulations.
     We cannot predict the extent the government will impose new unfunded mandates on us. Such mandates include those related to emergency location, providing access to hearing-impaired customers, law enforcement assistance, and local number portability. Each of these government mandates has imposed new requirements for capital that we could not have predicted with any precision. Along with these obligations, the FCC has imposed deadlines for compliance with these mandates. We may not be able to provide services that comply with these mandates in time to meet the imposed deadlines. Further, we cannot predict whether other mandates, from the FCC or other regulatory authorities, will occur in the future or the demands they may place on our capital expenditures.
Our network capacity and customer service system may not be adequate and may not expand quickly enough to support our anticipated customer growth.
     Our financial and operational success depends on ensuring that we have adequate network capacity, sufficient infrastructure equipment and a sufficient customer support system to accommodate anticipated new customers and the commensurate increase in usage of our network. Our failure to expand and upgrade our networks, including obtaining and constructing additional cell sites, obtaining wireless telephones of the appropriate model and type to meet the demands and preferences of our customers, and obtaining additional spectrum to meet the increased usage, could have a material adverse effect on our business. Further, as a result of our dividend policy, our available cash to expand and upgrade our network may be limited.

The reduction in our rate base may adversely affect our ability to price our services.
     For the last several years, our depreciation has exceeded our capital investment. As a result, our rate base, used to price our regulated services, is in decline. Our service rates for our local telephone services, for example, are determined by calculating a reasonable rate of return on and to our rate base. Thus, a declining rate base leads to declining rates and prices for our regulated services, which may adversely affect our cash flow and results of operations.
The successful operation and growth of our businesses depends on economic conditions in Alaska.
     Substantially all of our customers and operations are located in Alaska. Due to our geographical concentration, the successful operation and growth of our businesses depends on economic conditions in Alaska. The Alaskan economy, in turn, depends upon many factors, including:
• the strength of the natural resources industries, particularly oil production;
• the strength of the Alaskan tourism industry;
• the level of government and military spending; and
• the continued growth of services industries.
     The customer base for telecommunications services in Alaska is small and geographically concentrated. According to U.S. Census Bureau estimates, the population of Alaska is approximately 664,000 as of July 1, 2005, over 60% of whom live in Anchorage, Fairbanks and Juneau. We do not know whether Alaska’s economy will grow or even be stable.
We depend on key members of our senior management team.
     Our success depends largely on the skills, experience and performance of key members of our senior management team, as well as our ability to attract and retain other highly qualified management and technical personnel. There is intense competition for qualified personnel in our industry, and we may not be able to attract and retain the personnel necessary for the development of our business. If we lose one or more of our key employees, our ability to successfully implement our business plan could be materially adversely affected. We do not maintain any “key person” insurance on any of our personnel.
We rely on a limited number of key suppliers and vendors for timely supply of equipment and services for our network infrastructure. If these suppliers or vendors experience problems or favor our competitors, we could fail to obtain sufficient quantities of the equipment and services we require to operate our business successfully.
     We depend on a limited number of suppliers and vendors for equipment and services for our network. If these suppliers experience interruptions, patent litigation or other problems, subscriber growth and our operating results could suffer. If our supplier uses its proprietary technology, including CDMA technology, as an integral component of our network, we may be effectively locked into one or few suppliers for key network components. As a result, we have become reliant upon a limited number of network equipment manufacturers. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms on a timely basis, or at all, which could increase costs and may cause disruption in service.
Wireless devices may pose health and safety risks, and driving while using a wireless phone may be prohibited; as a result, we may be subject to new regulations, and demand for our services may decrease.
     Media reports have suggested that, and studies have been undertaken to determine whether, certain radio frequency emissions from wireless handsets and cell sites may be linked to various health concerns, including cancer. Further, radio frequency emissions may interfere with various electronic medical devices, including hearing aids and pacemakers. In addition, lawsuits have been filed against others in the wireless industry alleging various adverse health consequences as a result of wireless phone usage.
     If consumers’ health concerns over radio frequency emission increase, they may be discouraged from using wireless handsets; regulators may impose or increase restrictions on the location and operation of cell sites or increase regulation on handsets; and wireless providers may be exposed to litigation, which, even if not successful, may be costly to defend. The actual or perceived risk of radio frequency emissions could adversely affect us through a reduced subscriber growth rate, a reduction in our subscribers, reduced network usage per subscriber, or reduced financing available to the wireless communications industry.
     In addition, new government regulations on the use of a wireless device while driving may adversely affect our results of operations. Studies have indicated that using wireless devices while driving may impair a driver’s attention. Many state and local legislative bodies have passed or proposed legislation to restrict the use of wireless telephones while driving motor vehicles. Concerns over safety and the effect of future legislation, if adopted and enforced in the areas we serve, could limit our ability to market and sell our wireless services and decrease our revenue from customers who now use their wireless telephones while driving. Further, litigation relating to accidents, deaths or serious bodily injuries allegedly incurred as a result of wireless telephone use while driving could result in damage awards against telecommunications providers, adverse publicity and further governmental regulation. Any of these results could have a material adverse effect on our results of operations and financial condition.
We are subject to environmental regulation and environmental compliance expenditures and liabilities.
     Our business is subject to many environmental laws and regulations, particularly with respect to owned or leased real property containing our network equipment and tower sites. Some or all of the environmental laws and regulations to which we are subject could become more stringent or more stringently enforced in the future. For example, the FCC is considering whether to adopt rules to reduce the incidents of migratory bird collisions with cell towers. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions.
     In addition to operational standards, environmental laws also impose obligations on us to clean up contaminated properties or pay for the costs of such clean up. We could become liable, either contractually or by operation of law, for such clean up costs even if the contaminated property is not currently owned or operated by us, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. Moreover, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to material clean up costs.
A failure of our system or network cables could cause significant delays or interruptions of service, which could cause us to lose customers.
     To be successful, we will need to continue to provide our customers reliable service over our network. In certain important cases, our systems lack redundancy, which reduces the reliability of our network. Our network and infrastructure are constantly at risk of physical damage to access lines by human action or natural disaster, power surges or outages, software defects, and other disruptions beyond our control. For example, should the primary fiber-optic cable connecting our Alaskan network to the lower 48 states become damaged or otherwise inoperable, services on our network to the lower 48 states and beyond would likely be degraded or unavailable.
     We rely heavily on our networks, network equipment, data and software and the networks of other telecommunications providers to support all of our functions and for substantially all of our revenues. We are able to deliver services only to the extent that we can protect our network systems against damage from power or telecommunication failures, computer viruses, natural disasters, unauthorized access and other disruptions. While we endeavor to provide for failures in the network by providing back-up systems and procedures, we cannot guarantee that these back-up systems and procedures will operate satisfactorily in an emergency.
     Should we experience a prolonged system failure or a significant service interruption, our customers may choose a different provider, and our reputation may be damaged.
We cannot assure you that we will be able to successfully integrate any acquisitions we may make in the future.
     We continually explore acquisitions. However, any future acquisitions we make may involve some or all of the following risks:
• diversion of management attention from operating matters;
• unanticipated liabilities or contingencies of acquired businesses;
• failure to achieve projected cost savings or cash flow from acquired businesses;
• inability to retain key personnel of the acquired business or maintain relationships with its customers;
• inability to successfully integrate acquired businesses with our existing businesses, including information-technology systems, personnel, products and financial, computer, payroll and other systems of the acquired businesses;
• failure to obtain necessary regulatory approvals;
• difficulties in enhancing our customer support resources to adequately service our existing customers and the customers of the acquired businesses; and
• difficulty in maintaining uniform standards, controls, procedures, and policies.
     Further, as a result of our dividend policy and other factors which affect the availability to us of capital resources, we may not have sufficient available cash or access to sufficient capital resources necessary to complete a transaction even if such a transaction would otherwise be beneficial to us and our stockholders.

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     At December 31, 2005, our telecommunications network includes approximately 640 sheath miles of fiber optic cable, approximately 200 switching facilities and a statewide wireless network. In addition, we own fiber capacity for high-speed links within Alaska and for termination of traffic in the continental United States. We plan to continue enhancing our network to meet customer demand for increased bandwidth and advanced services. See “Item 1–Business–Network facilities.”
     We own approximately 338,000 square feet of facilities in Anchorage, Alaska; which includes our corporate headquarters. We also own or lease facilities in our service areas across Alaska. We believe this space is sufficient for us to conduct our business.
     Substantially all of our assets (including those of our subsidiaries) have been pledged as collateral for our 2005 senior credit facility.
     Local telephone. Our primary local telephone properties consist of approximately 200 switching facilities. We own most of our administrative and maintenance facilities, customer service centers, central office and remote switching platforms and transport and distribution network facilities. Our local telephone assets are located in Alaska. Our transport and distribution network facilities include a fiber optic backbone and copper wire distribution facilities that connect customers to remote switch locations or to the central office and to points of presence or interconnection with interexchange carriers. These facilities are located on land pursuant to permits, easements, right of ways or other agreements.
     Wireless. We have five digital switching centers, approximately 153 cell locations and three repeaters covering substantially all major population centers and highway corridors in Alaska plus one analog switch and cell site covering Barrow, Alaska. We lease the land or tower space on which substantially all the sites are located.
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
Item 3. Legal Proceedings
     We are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business, including various legal proceedings involving regulatory matters described under “Item 1–Business–Regulation.” We have recorded litigation reserves of $1.0 million as of December 31, 2005 against certain current claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
     The information set forth under “Note 22–Commitments and Contingencies” in the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this Report.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     Our common stock is traded on the Nasdaq National Market under the symbol ‘ALSK’. The following table presents, for the periods indicated, the high and low sales prices of our common stock as reported by the Nasdaq National Market.

2005 Quarters	High	Low
4th	$11.79	$9.82
3rd	$11.90	$9.54
2nd	$10.42	$8.98
1st	$10.40	$7.81

2004 Quarters	High	Low
4th	$9.79	$5.55
3rd	$6.36	$5.08
2nd	$7.85	$4.61
1st	$5.10	$4.04
     As of February 22, 2006, there were 41,720,188 shares of our common stock issued and outstanding and approximately 198 record holders of our common stock. Because many of our shares of existing common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
     On October 28, 2004, we announced the adoption of a dividend policy by our board of directors and declared our first quarterly dividend of $0.185 per share, which was paid on January 19, 2005 to holders of record on December 31, 2004. Prior to announcing this dividend, we had no history of paying dividends. On March 21, 2005, our board of directors declared a quarterly cash dividend, of $0.20 per share, an increase over the prior quarterly cash dividend of approximately 8%. This dividend payment applied to holders of record on March 31, June 30, September 30, 2005, and December 30, 2005.
     In February 2006, we announced that our board of directors increased our dividend policy to an annual rate of $0.86 per share, an increase of 7.5% over the previous annual rate of $0.80 per share. Based on approximately 41.7 million shares outstanding on February 22, 2006, we estimate dividends payable during 2006 to be approximately $35.9 million.
     Our ability to make dividend payments in the future will depend on future economic conditions and on financial, business, regulatory and other factors, many of which are beyond our control. Accordingly, our board of directors may modify or revoke this policy at any time. Thus, you may not receive any dividends. Factors that may affect our dividend policy are:
•	we are a holding company and rely on dividends, interest and other payments, advances and transfer of funds from our subsidiaries to meet out debt service and pay dividends;

•	we may not have enough cash to pay dividends due to changes in our operating earnings, working capital requirements and anticipated cash needs;

•	nothing requires us to declare or pay dividends;

•	while the dividend policy adopted by our board of directors reflects an intention to distribute a substantial portion of our cash generated by our business in excess of operating needs, interest and principal payments on debt and capital expenditures, to pay dividends, our board could modify or revoke this policy at any time;

•	even if our dividend policy is not modified or revoked, the actual amount of dividends distributed under the policy and the decision to make any distribution will remain, at all times, entirely at the discretion of our board of directors;

•	the amount of dividends that we may distribute will be limited by restricted payment and leverage covenants in our new senior credit facility, and, potentially, the terms of any future debt that we may incur;

•	the amount of dividends that we may distribute is subject to restrictions under Delaware law; and

•	our stockholders have no contractual or other legal right to dividends.
See “Item1A—Risk Factors—Risks related to our common stock”. You may not receive the level of dividends provided for in our dividend policy or and dividends at all.
Securities Authorized for Issuance under Equity Compensation Plans
     The information set forth in this Report under “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference. For additional information on our stock incentive plans and activity, see “Note 15- Stock Incentive Plans” in the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Item 6. Selected Financial Data
SELECTED HISTORICAL FINANCIAL DATA
     The following table sets forth our historical consolidated financial data as of December 31, 2005, 2004, 2003, 2002, and 2001 and for the fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001, which are derived from our audited financial statements for those years.
     The selected historical financial data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and our consolidated financial statements and related notes thereto for the years ended December 31, 2005, 2004, 2003, 2002, and 2001.

($ in thousands)	2005	2004	2003	2002	2001
Operating Data:
Operating revenues	$326,809	$302,707	$323,847	$340,394	$328,525
Loss from continuing operations	(41,635)	(39,294)	(6,578)	(72,265)	(9,520)

Loss from continuing operations per share — basic	$(1.04)	$(1.33)	$(0.22)	$(2.30)	$(0.30)
Cash dividends per share — basic	0.80	0.19	—	—	—

Balance Sheet Data (end of period):
Total assets	$576,413	$637,127	$685,391	$752,509	$949,095
Long-term debt, including current portion	445,578	525,889	550,220	607,763	611,250
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Introduction
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the other financial information included elsewhere in this Form 10-K.
Alaska Communications Systems Group
     We generate revenue primarily through:
•	The provision of local telephone services, including:
o	Basic local service to retail customers within our service areas,

o	Wholesale service to Competitive Local Exchange Carriers, or CLECs,

o	Network access services to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls,

o	Enhanced services,

o	Ancillary services, such as billing and collection, and

o	Universal service payments;
•	The provision of wireless services;

•	The provision of Internet services; and

•	The provision of interexchange network long-distance and data services.
     In addition, we provide video entertainment services through our partnership with the satellite operator, DISH Network.

     Local Telephone— We are the largest Local Exchange Carrier (“LEC”) in Alaska. Basic local service is generally provided at a flat monthly rate and allows the user to place unlimited calls within a defined local calling area. Access revenues are generated in part by billing interexchange carriers for access to the LEC’s local network and its customers and in part by billing the local customers themselves. Universal service revenues are a subsidy paid to rural LECs to support the high cost of providing service in rural markets.
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
     Wireless — We are the second largest statewide provider of wireless services in Alaska, currently serving over 117,000 subscribers. Our wireless network footprint covers over 524,000 residents, including all major population centers and highway and ferry corridors. We currently operate a TDMA digital network in substantially all of our service areas, and are rolling out a new generation of digital network known as CDMA 1xRTT, which provides customers with improved voice call quality, average mobile data speeds of 70-80kbps and provides a platform for the launch of enhanced services. We began offering CDMA 1xRTT services in several of our service areas in May 2004. In June 2004 we began offering mobile wireless broadband service based on EV-DO which enables high speed data connectivity with speeds that burst up to 2mbps to our wireless markets in Anchorage, Fairbanks, and Juneau. We estimate that the new CDMA service currently covers 75% of the State’s population of approximately 664,000.
     Internet — We are the second largest provider of Internet access services in Alaska with over 53,000 customers. We offer dial-up and dedicated DSL Internet access to our customers. We are a single source provider of advanced IP based private networks in Alaska.
     Interexchange — We provide switched and dedicated long distance services to over 56,000 customers in Alaska. The traffic from these customers is carried over our owned or leased facilities.
     Video Entertainment — We provide video entertainment services on a resale basis through our partnership with the satellite provider, DISH Network. The current agreement with the provider became effective August 2003 and will either be renegotiated or terminate in December 2006.

Critical accounting policies and accounting estimates
     Management is responsible for the financial statements herein and has evaluated the accounting policies used in their preparation. Management believes these policies to be reasonable and appropriate. Our significant accounting policies are described in “Note 1: Description of Company and Summary of Significant Accounting Policies,” in the Alaska Communications Systems Group, Inc. Consolidated Financial Statements. The following discussion identifies those accounting policies that management believes are critical in the preparation of our financial statements, the judgments and uncertainties affecting the application of those policies, and the possibility that materially different amounts would be reported under different conditions or using different assumptions.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, long-lived assets (in particular, those assets accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation), income taxes, stock compensation, network access revenue reserves and litigation reserves. Actual results may differ from those estimates.
     We use an allowance method to estimate the net realizable value of accounts receivable. As of December 31, 2005 and December 31, 2004, the allowance for doubtful accounts receivable was $6.2 million and $4.9 million, respectively. Actual collection results could vary significantly from management’s estimate.
     Access revenue is recognized when earned. We participate in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, our policy is to defer revenue collected until settlement methodologies are resolved and finalized. At December 31, 2005, we had recorded liabilities of $19.2 million related to our estimate of refundable access revenue. Actual results could vary from this estimate.
     We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Net deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such net deferred tax asset will not be realized. The cumulative valuation allowance against net deferred tax assets was $127.6 million as of December 31, 2005, which represents 100% of all net deferred tax assets.
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
     The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction, which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $52.6 million and $35.0 million as of December 31, 2005 and 2004, respectively, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. If the Company were not following SFAS No. 71, these costs would have been charged to expense as incurred. The Company also has a regulatory liability of $58.2 million and $54.4 million at December 31, 2005 and 2004, respectively, related to accumulated removal costs on the local exchange subsidiaries. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143 for asset retirement obligations associated with its regulated telephone plant. SFAS No. 71 also requires revenue and costs generated between regulated and non-regulated companies not be eliminated on consolidation; these revenues and costs totaled $32.2 million and $27.9 million for the twelve months ended December 31, 2005 and 2004, respectively. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles.

     Goodwill and indefinite-lived intangible assets are assessed for impairment on at least an annual basis. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. We determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. At December 31, 2005, we had recorded goodwill of $38.4 million applicable to our local telephone and wireless segments and intangible assets of $21.7 million related primarily to our wireless segment, of which none was considered impaired.
     As of July 1, 2005, we adopted SFAS No. 123(R), which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. As a result of the early adoption of SFAS No. 123(R), and the issuance of restricted stock, we recorded $2.8 million of stock-based compensation for the year ended December 31, 2005.
     We are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business, and have recorded litigation reserves of $1.0 million against certain claims and legal actions as of December 31, 2005. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress.

Results of Operations
     The following table summarizes our company’s operations for the years ended December 31, 2005, 2004, and 2003.

($ in thousands, except per share data)	2005	2004	2003
Operating revenues:
Local telephone	$202,842	$211,187	$215,686
Wireless	86,235	56,694	46,548
Directory	—	—	11,631
Internet	21,672	20,173	33,026
Interexchange	16,060	14,653	16,956

Total operating revenues	326,809	302,707	323,847

Operating expenses:
Local telephone (exclusive of depreciation and amortization)	126,982	127,918	116,653
Wireless (exclusive of depreciation and amortization)	49,407	37,918	31,064
Directory (exclusive of depreciation and amortization)	—	—	5,249
Internet (exclusive of depreciation and amortization)	23,298	25,739	45,523
Interexchange (exclusive of depreciation and amortization)	17,314	19,773	25,542
Contract termination and asset impairment charges	—	—	54,858
Depreciation and amortization	82,819	78,387	82,185
Loss (gain) on disposal of assets, net	(152)	2,854	(112,622)

Total operating expenses	299,668	292,589	248,452

Operating income	27,141	10,118	75,395

Other income and expense:
Interest expense	(70,776)	(51,064)	(71,308)
Interest income and other	1,983	1,417	(10,353)

Total other income (expense)	(68,793)	(49,647)	(81,661)

Loss before income taxes and discontinued operations	(41,652)	(39,529)	(6,266)

Income tax benefit (expense)	—	219	(1,095)
Equity in income of investments	17	16	783

Loss from continuing operations	(41,635)	(39,294)	(6,578)
Loss from discontinued operations	—	—	(52)

Net loss	$(41,635)	$(39,294)	$(6,630)

Loss per share — basic and diluted:
Loss from continuing operations	$(1.04)	$(1.33)	$(0.22)
Loss from discontinued operations	—	—	—

Net loss	$(1.04)	$(1.33)	$(0.22)

Weighted average shares outstanding:
Basic and diluted	40,185	29,592	29,980

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Operating Revenue
          Operating revenue increased $24.1 million, or 8.0%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Wireless, Internet and interexchange revenue increased compared to the corresponding period of 2004, while local telephone revenue decreased compared to the corresponding period of 2004.
     Local Telephone. Local telephone revenue, which consists of local network service, network access and deregulated and other revenue, decreased $8.3 million, or 4.0%, for year ended December 31, 2005 compared to the same period in 2004. The following table summarizes the Company’s consolidated local telephone revenue by category:

	Year Ended December 31,
	2005	2004
	(in thousands)
Local telephone revenue:
Local network service	$86,482	$91,669
Network access revenue	92,379	97,536
Deregulated revenue and other	23,981	21,982

Total local telephone revenue	$202,842	$211,187

     The following table summarizes our local telephone access lines:

	As of December 31,
	2005	2004
Retail access lines	199,341	206,209
Wholesale access lines	13,966	16,590
Unbundled network elements — loop (UNE-L)	50,875	64,589
Unbundled network elements — platform (UNE-P)	6,703	6,365

Total local telephone access lines	270,885	293,753

     Local network service revenue decreased $5.2 million or 5.7% for the year ended December 31, 2005, compared to the year ended December 31, 2004. Access lines in service decreased 7.8% to 270,885, primarily reflecting the net effect of access line losses offset by increases in UNE rates and improved line mix. In November 2004 we received a final order from the RCA with respect to UNE-L rates for Anchorage, retroactive to June 2004, increasing the UNE-L rate from $14.92 to $18.64, and on January 1, 2005, rates increased for UNE-P and UNE-L in Fairbanks and Juneau from $19.19 to $23.00 and from $16.71 to $18.00, respectively.
     Network access revenue decreased $5.2 million, 5.3%, for the year ended December 31, 2005, compared to the same period in 2004. Network access revenue is based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for our retail and resale customers. The decrease was primarily attributable to higher than typical settlement adjustments to the prior year interstate access and universal service fund studies. We expect that network access revenue will decline as a component of local telephone revenue for the foreseeable future.
     Deregulated and other revenue consists principally of billing and collection services, space and power rents, deregulated equipment sales (“CPE”), paystation revenue, regulated directory listing revenue, and other miscellaneous telephone revenue. Deregulated revenue increased $2.0 million, or 9.1% for the year ended December 31, 2005, compared to the year ended December 31, 2004, as the result of higher billing and collection revenue and an increase in net CPE sales.
     Consistent with the U.S. telecommunications industry trend, we experienced a loss of local telephone access lines as customers migrated to broadband Internet services reducing demand for second lines, migrated to cable telephony, or replaced landline service with wireless service. During 2004, our primary competitor began deploying cable telephony and switching its UNE-L provisioned subscribers over to its own network.

     Wireless. Wireless revenue increased $29.5 million, or 52.1%, to $86.2 million for the year ended December 31, 2005 compared to $56.7 million for the year ended December 31, 2004. This increase is due primarily to the following:
•	growth in subscribers year over year of 16.8% at December 31, 2005;

•	an increase in average revenue per unit, or ARPU, of 23.8% to $55.26 for the year ended December 31, 2005, from $44.64 for the year ended December 31, 2004, primarily as a result of improved subscriber mix with a higher proportion of post paid retail subscribers, increased plan revenue, feature revenue, roaming revenue, regulatory surcharges and receipt of competitive eligible telecommunications carrier status (CETC) funding on January 1, 2005 which added $7.33 to cellular ARPU in 2005;

•	higher gross customer adds, handset upgrades and accessory sales in the year ended December 31, 2005 resulting in $7.1 million of revenue compared to $5.1 million for the year ended December 31, 2004; and

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $6.7 million from $1.6 million for the year ended December 31, 2005 and 2004, respectively.
     Internet. Internet revenue increased $1.5 million, or 7.4%, for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily as a result of growth of DSL subscribers, increasing by 45.1% to 35,884 at December 31, 2005 from 24,711 at December 31, 2004, offset in part by a 23.8% reduction in dial-up subscribers to 17,401 at December 31, 2005.
     Interexchange. Interexchange revenue increased $1.4 million, or 9.6%, for the year ended December 31, 2005, compared to the year ended December 31, 2004. Long distance subscribers increased 19.7% to 56,317 at December 31, 2005, from 47,050 at December 31, 2004 and annual minutes of use increased to 182.1 million for the year ended December 31, 2005, from 136.7 million for the year ended December 31, 2004. Minutes of use includes activity generated on our wireless network, with associated revenues recorded in our wireless segment.
     Operating Expense
     Operating expense increased $7.1 million, or 2.4%, to $299.7 million for the year ended December 31, 2005, from $292.6 million for the year ended December 31, 2004. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
     Local Telephone. The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense decreased $0.9 million to $127.0 million for the year ended December 31, 2005 from $127.9 million for the year ended December 31, 2004. The decrease in local telephone expense was the result of a number of factors. They include, a $2.3 million prior year charge related to the early extinguishment of an airplane operating lease and lower net charges for inventory write downs, consulting expense and legal reserves of $1.6 million, $1.5 million and $2.0 million, respectively. These decreases were partially offset by increases of $1.2 million in property taxes; $2.5 million in cost of goods sold, primarily related to our increase in CPE sales; $0.2 million in advertising; and $2.4 million in stock-based compensation costs associated with our adoption of SFAS No. 123(R) and restricted stock grants. In addition, we also implemented a contractual wage increase for our represented employees of approximately 2.8% on January 1, 2005.
     Wireless. Wireless expense increased $11.5 million, or 30.3%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase is driven by support costs for our 16.8% increase in subscribers and the continued rollout of our new CDMA network. This resulted in increases of $4.9 million in handset, accessory and data content expense, $0.7 increase in circuit charges, and a $0.9 million increase in incremental roaming expense. We also increased our advertising and third party sales commissions by $1.2 million to promote our new network build out and premier product line, outsourced our billing and provisioning system resulting in $1.1 million of additional expense, and recognized $0.3 million in stock-based compensation costs associated with our adoption of SFAS No. 123(R) and restricted stock grants. Additionally, in 2005, we adopted a new allocation methodology regarding certain interexchange expenses. We determined that this allocation would more appropriately match costs incurred to provide wireless end users with long distance service with revenues from those services. The result is a movement of expense from interexchange to wireless of approximately $3.4 million for the year ended December 31, 2005. The expense increases in 2005 were offset in part by prior year charges related to the termination of our airplane operating lease and reduction of consulting costs of $0.5 million and $0.2 million, respectively.

     Internet. Internet expense decreased by $2.4 million, or 9.5% to $23.3 million for the year ended December 31, 2005, compared to $25.7 million for the year ended December 31, 2004. The decrease was due to a $1.1 million decline in internal labor which was primarily the result of severance expense in the first six month of 2004, $0.9 million in ISP access and expense reductions resulting from a decrease in DSL access loop costs and network grooming, $0.5 million decrease in IT software maintenance contract costs due to successful renegotiation of contracts, and a $0.7 million decrease in inventory write offs. Additionally, expenses declined $0.3 million due to the prior year charges related to the termination of our airplane operating lease and $0.2 million reduction in consulting expense. These decreases were partially offset by a $0.8 million increase in DSL cost of goods sold and $0.6 million in advertising related to growing our customer base.
     Interexchange. Interexchange expenses decreased by $2.5 million, or 12.4% to $17.3 million for the year ended December 31, 2005, compared to $19.8 million for the year ended December 31, 2004. The decrease is primarily attributable to a $1.2 million decrease in legal consulting expenses associated with the infinite minutes class action lawsuit; a $0.1 million decrease related to the termination of our airplane operating lease; a $0.2 million reduction in consulting costs; and a $2.7 million decrease in cost of interexchange services due in part to the allocation of expenses to the wireless segment for wireless generated interexchange activity; offset in part by a $1.9 million increase in billing and collecting expense.
     Depreciation and amortization. Depreciation and amortization expense increased $4.4 million, or 5.7%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. Approximately $3.0 million of the increase is due to additional depreciation associated with the build out of our new CDMA network and additional depreciation, due to lowering the expected remaining life of our TDMA network assets, and $1.2 million of the increase is due to asset additions related primarily to the upgrade in our back office customer support and provisioning system.
     Interest expense. Interest expense decreased by $11.7 million to $35.9 million for the year ended December 31, 2005 compared to $47.6 million for the year ended December 31, 2004, driven by a $80.3 million reduction in gross debt and a reduction in our weighted average cost of debt to 7.1%.
     Loss on extinguishment of debt. Loss on extinguishment of debt for the year ended December 31, 2005 of $34.9 million is attributable to our series of accretive debt restructuring activities undertaken during 2005 and is comprised of $18.3 million of tender premiums and $16.6 million for the write off of unamortized debt issuance costs and settlement of original issue discounts.
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
     On September 15, 2003, we received notification from the State of Alaska that they intended to terminate our five year Telecommunications Services Partnering Agreement (“TPA”). Subsequently, we negotiated and agreed to a definitive Settlement Agreement and Mutual Release effective October 14, 2003, outlining the terms of disentanglement. Operating revenue in 2003 included $19.9 million of revenue from the TPA contract that was non-recurring in 2004.

     Local Telephone. Local telephone revenue, which consists of local network service, network access and deregulated and other revenue, decreased $4.5 million, or 2.1%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. The following table summarizes our consolidated local telephone revenue by category:

	Year Ended December 31,
	2004	2003
	(in thousands)
Local telephone revenue:
Local network service	$91,669	$96,357
Network access revenue	97,536	97,759
Deregulated revenue and other	21,982	21,570

Total local telephone revenue	$211,187	$215,686

     The following table summarizes our local telephone access lines:

	As of December 31,
	2004	2003
Retail access lines	206,209	218,058
Wholesale access lines	16,590	19,159
Unbundled network elements — loop (UNE-L)	64,589	68,916
Unbundled network elements — platform (UNE-P)	6,365	5,333

Total local telephone access lines	293,753	311,466

     Consistent with the U.S. telecommunications industry trend, we experienced a loss of network access lines as customers migrated to broadband Internet services reducing demand for second lines, migrated to cable telephony, or replaced landline service with wireless service. Additionally, our primary competitor has begun to deploy cable telephony and began switching its UNE-L provisioned subscribers over to its own network in the Anchorage market during 2004. In November 2004 we received a final order from the RCA with respect to UNE-L rates for ACSA, retroactive to June 2004 increasing the UNE-L rate from $14.92 to $18.64. See “Item 1—Business — Regulation” for further discussion.
     Local network service revenue decreased $4.7 million, or 4.9%, for the year ended December 31, 2004, compared to the year ended December 31, 2003, while access lines in service decreased 5.7% to 293,753. The decrease in revenue primarily reflects the net effect of retail access line losses representing a revenue reduction of approximately $7.3 million offset by increases in UNE rates and average UNEs in service representing a revenue increase of approximately $2.1 million.
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

     Contract termination and asset impairment charges. During the year ended December 31, 2003, we recorded $54.9 million in contract termination and asset impairment charges for which no corresponding charges were incurred during 2004. These charges resulted from (1) the termination of the TPA with the State of Alaska and (2) an impairment of fiber optic IRU and IP network and service center assets resulting from the termination of the TPA as well as changes in the communications industry and the economy.
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
     Loss (Gain) on disposal of assets. On April 28, 2003, we entered into an underwriting agreement to sell a majority interest in our Directories Business and on April 29, 2003 filed a final prospectus to offer this majority interest to investors through a Canadian income fund. The transaction was completed on May 8, 2003; with us selling an 87.42% interest and retaining a 12.58% interest in our Directories Business. We recognized a gain on disposition of this majority interest of our Directories Business of $97.6 million on a pre-tax basis during 2003.
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
     Interest expense and interest income and other
     Interest expense decreased $20.2 million, or 28.4%, for the year ended December 31, 2004 compared to the year ended December 31, 2003. As a result of the early extinguishments of outstanding debt of $106.7 million during the second quarter of 2003 and the refinancing of $320.7 million during the third quarter of 2003, $13.1 million of debt issuance cost was charged to interest expense. We also extinguished early our interest rate swap contract during the fourth quarter of 2003. This swap contract accounted for $15.6 million of 2003 interest expense. These reductions to 2004 interest expense were partially offset by higher interest associated with our 9 7/8% senior unsecured notes due 2011, which were in effect for the full year of 2004 compared to approximately one quarter during 2003, and higher variable interest rates on principal outstanding under our senior bank credit facilities experienced during 2004 compared to 2003.
     Interest income and other increased from a net expense of $9.6 million for 2003 to income of $1.4 million for 2004, or a positive year-over-year variance of $11.0 million, due substantially to a $15.9 million non-operating impairment loss on a note receivable offset by the $4.3 million gain on foreign exchange on the sale of the Directories Business, both of which were recorded during 2003.

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
LIQUIDITY AND CAPITAL RESOURCES
     Sources
          We have satisfied our cash requirements for the year ended December 31, 2005 for operations, capital expenditures, debt service and dividend commitments primarily through internally generated funds, the sale of stock, debt financing and our cash and investments on hand. For the year ended December 31, 2005, our net cash flows provided by operating activities were $56.3 million, inclusive of $24.5 million of cash payments for the settlement of redemptive premiums and accrued interest on retired notes. At December 31, 2005, we had approximately $28.1 million in net working capital, approximately $28.9 million in cash and cash equivalents, $10.5 million in short-term investments and $4.4 million in restricted cash. As of December 31, 2005, we had $45.0 million of remaining capacity under our revolving credit facility, representing 100% of available capacity.
     In February and March 2005, we completed refinancing transactions whereby we entered into a new $380.0 million senior secured credit facility, the 2005 senior credit facility, and used the $335.0 million of term loan borrowings under that facility, together with the $76.3 million in net proceeds of a simultaneous offering of our common stock and cash on hand to:
•	repay in full and redeem the $198.0 million of outstanding principal under our 2003 senior credit facility, together with interest accrued thereon;

•	repurchase $59.3 million of outstanding principal of our senior unsecured notes, together with tender premiums and interest accrued thereon;

•	repurchase $147.5 million of outstanding principal of our senior subordinated notes, together with tender premiums and interest accrued thereon; and

•	pay underwriters’ discounts and transaction fees and expenses associated with the equity offering and refinancing transactions.
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
     These transactions resulted in total long-term obligations outstanding, gross of original issue discount, of $447.2 million as of December 31, 2005, consisting primarily of the $420.0 million 2005 senior credit facility with a drawn term loan of $375.0 million and an undrawn revolving credit facility of $45.0 million, and $65.0 million remaining aggregate principal amount outstanding of senior unsecured notes. The $375.0 million term loan under the 2005 senior credit facility was drawn on February 1, 2005 and July 15, 2005 and generally bears interest at an annual rate of London Inter-Bank Offered Rate (“LIBOR”) plus 2.00%, with a term of seven years from the date of closing and no scheduled principal payments before maturity. The $45.0 million undrawn revolving credit facility, to the extent drawn in the future, will bear interest at an annual rate of LIBOR plus 2.00% and have a term of six years from the date of closing. To the extent the $45.0 million revolving credit facility under the 2005 senior credit facility remains un-drawn, we will pay an annual commitment fee of 0.375% of the undrawn principal amount over its term. We also entered into floating-to-fixed interest rate swaps with total notional amounts of approximately $135.0 million, $85.0 million and $40.0 million, which swap the floating interest rate on a portion of the term loan borrowings under the 2005 senior credit facility for five to six years at a fixed rate of 6.13%, 6.50%, and 6.43% per year, respectively, inclusive of the 2.00% premium over LIBOR. The swaps are accounted for as cash flow hedges.
     The following summarizes our aggregate maturities of contractual obligations and commitments with quantifiable payment terms as of December 31, 2005:

	Total	2006	2007-2008	2009-2010	Thereafter
Long-term debt	$439,978	$—	$—	$—	$439,978
Interest payable on long-term debt	181,982	30,205	60,475	59,948	31,354
Capital leases	7,218	970	1,954	1,320	2,974
Operating leases	8,458	2,203	2,957	1,560	1,738
Unconditional purchase obligations	6,187	3,572	2,304	311	—

Total contractual cash obligations	$643,823	$36,950	$67,690	$63,139	$476,044

     From time to time we make purchases of our outstanding debt securities on the open market or in negotiated transactions. The timing and amount of such purchases, if any, will depend upon cash needs and market conditions, among other things. The 2005 senior secured credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and payment of dividends. The 2005 senior credit facility also requires that we achieve certain financial ratios quarterly. Subsequent to December 31, 2005 we engaged in certain transactions affecting our 2005 senior credit facility and our outstanding debt securities. We amended our 2005 credit facility, increasing our term loan and paying off our higher interest debt. We entered in to new interest swap agreements that effectively hedge our entire term loan, and we successfully re-priced both, our term loan and our existing swaps from LIBOR plus 2.00%, to LIBOR plus 1.75%. See “Note 23, Subsequent Events” in the notes to our consolidated financial statements for more information on these transactions.
     Additionally in 2006, we expect to receive approximately $7.6 million in cash from the redemption of our investment in Class C Rural Telephone Bank (RTB) stock. The investment is currently accounted for under the cost method and has a carrying value of approximately $1.0 million. We expect to recognize a gain of approximately $6.6 million from the liquidation of its investment.
     Uses
     Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been significant. The construction and geographic expansion of our wireless network has required significant capital. The implementation of our interexchange network and data services strategy is also capital intensive. Capital expenditures for the year ended December 31, 2005 were $64.4 million, of which $26.7 million was expended on growth capital including our CDMA 1xRTT build out and the purchase of additional fiber optic capacity, and $6.0 million was unsettled at year end. We intend to fund future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under our revolving credit facility. At December 31, 2005, we had allocated $21 million of our current unrestricted cash and short-term investment balances of $39.4 million to fund the completion over the next year of our CDMA 1xRTT and EV-DO build out and to secure fiber capacity within Alaska and to the lower 48 states in the United States under the terms of our agreement with Crest.
     Our capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, and our decision to pursue specific acquisition opportunities, among other things.
     On October 28, 2004, we announced the adoption of a dividend policy by our board of directors and declared our first quarterly dividend of $0.185 per share. On March 21, June 14, September 16, and November 30, of 2005, our board of directors declared quarterly cash dividends of $0.20 per share. Dividends on our common stock are not cumulative. Subsequent to year end December 31, 2005, we announced another increase to our dividend policy. See “Note 23, Subsequent Events” for more information.

     In January 2005, we issued 8.8 million shares of our common stock in an equity offering that closed on February 1, 2005 and, through the partial exercise by the underwriters of their over-allotment option, an additional 1.1 million shares that closed on March 2, 2005. As a result of these issuances, together with option exercises and ESPP purchases, we had outstanding 41.7 million shares as of December 31, 2005. The issuance of these additional shares of our common stock will increase our aggregate annual dividend payments to approximately $35.9 million annually, based on our current annual dividend policy of $0.86 per share.
     We believe that we will have sufficient cash provided by operations and available borrowing capacity under our revolving credit facility to service our debt, pay our quarterly dividends, fund our operations, capital expenditures and other obligations over the next 12 months. Our ability to meet such obligations will be dependent upon our future financial performance, which is, in turn, subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond our control.
Outlook
     We expect that the overall demand for telecommunications services in Alaska will grow, particularly as a result of:
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
Item 7A. Quantitative and qualitative disclosures about market risk
     As of December 31, 2005, we had outstanding senior unsecured notes and our 2005 senior credit facility. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under our 2005 senior credit facility.

     The table below provides information about our sensitivity to market risk associated with fluctuations in interest rates as of December 31, 2005. To the extent that our financial instruments expose us to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related expected interest rates by year of maturity for our 2005 senior credit facility, senior unsecured notes, and capital leases and other long-term obligations outstanding at December 31, 2005. Weighted average variable rates for the 2005 senior credit facility are based on implied forward rates in the LIBOR yield curve as of December 31, 2005. Fair values as of December 31, 2005 included herein have been determined based on (i) quoted market prices for the 2005 senior secured credit facility; and (ii) quoted market prices for the senior unsecured notes. Our consolidated financial statements contain descriptions of the 2005 senior credit facility, senior unsecured notes and capital leases and other long-term obligations and should be read in conjunction with the table below.

($ in thousands)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Interest Bearing Liabilities:

2005 senior credit facility		$—	$—	$—	$—	$375,000	$375,000	$378,281
Weighted average interest rate (variable)	6.86%	6.86%	6.82%	6.91%	6.95%	6.32%	6.78%

Senior unsecured notes	$—	$—	$—	$—	$—	$64,978	$64,978	$69,221
Average interest rate (fixed)	9.88%	9.88%	9.88%	9.88%	9.88%	9.88%	9.88%

Capital leases and other long-term	$970	$1,028	$926	$677	$643	$2,974	$7,218	$7,218
Average interest rate (fixed)	9.89%	9.99%	10.22%	10.26%	10.37%	11.10%	10.25%
     In February 2006, the Company amended its 2005 senior credit facility, increasing the $375.0 million term loan under the facility by $52.9 million and re-priced the facility to LIBOR plus 1.75% from LIBOR plus 2.00%. The amendment and the re-price became effective as of February 23, 2006 and February 22, 2006 respectively; the amendment permits ACS Holdings to purchase the notes subject to its above noted tender offer for any and all of its currently outstanding 9 7/8 % Senior Notes due 2011.
     In February 2006, the Company and ACS Holdings executed $115.0 million and $52.9 million notional amount floating-to-fixed interest rate swap agreements related to its $375.0 million term loan under its 2005 senior secured bank credit facility. The swaps effectively fixes the LIBOR rate on $115.0 million and $52.9 million principal amount of senior secured bank debt at 6.72% and 6.75%, inclusive of a 1.75% premium over LIBOR, through December 2011. The Company had previously entered into interest rate swaps for a notional amount of $260.0 million, and this transaction fixes the rates on its entire term loan.
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

($ in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Interest Bearing Liabilities:

2003 senior credit facility	$2,000	$2,000	$2,000	$2,000	$2,000	$188,000	$198,000	$200,723
Weighted average interest rate (variable)	6.37%	7.08%	7.41%	7.76%	8.07%	8.38%	7.58%

Senior subordinated notes	$—	$—	$—	$—	$147,500	$—	$147,500	$152,294
Average interest rate (fixed)	9.38%	9.38%	9.38%	9.38%	9.38%	9.38%	9.38%

Senior unsecured notes	$—	$—	$—	$—	$—	$177,650	$177,650	$190,974
Average interest rate (fixed)	9.88%	9.88%	9.88%	9.88%	9.88%	9.88%	9.88%

Capital leases and other long-term	$885	$964	$1,020	$930	$673	$3,588	$8,060	$8,060
Average interest rate (fixed)	9.81%	9.88%	9.99%	10.21%	10.25%	10.89%	10.24%
Item 8. Financial Statements and Supplementary Data
     Consolidated financial statements of Alaska Communications Systems Group, Inc. and Subsidiaries are submitted as a separate section of this Form 10-K. See Index to Consolidated Financial Statements and Schedule, which appears on page F-1 hereof.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     On March 14, 2005, the Audit Committee of our Board of Directors voted to dismiss Deloitte & Touche LLP (“Deloitte”) as our independent public accountant and to engage KPMG LLP as our independent registered public accounting firm.
Deloitte’s report on our financial statements for the fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion, a disclaimer of opinion, or any qualifications or modifications as to uncertainty, audit scope or accounting principles. In connection with the audits of our financial statements for each of the two fiscal years ended December 31, 2004 and 2003, and through March 14, 2005, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its reports.
     We had not previously consulted with KPMG LLP during the fiscal years ended December 31, 2004 and 2003, nor during the subsequent period to the date of its engagement regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005, the end of the period covered by this Report.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 and the Consolidated Financial Statements as of and for the year ended December 31, 2005 have been audited by KPMG LLP, an independent registered public accounting firm, as stated in their reports which are included herein.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alaska Communications Systems Group, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Alaska Communications Systems Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alaska Communications Systems Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Alaska Communications Systems Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Alaska Communications Systems Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the year ended December 31, 2005, and our report dated March 6, 2006 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Anchorage, Alaska
March 6, 2006

Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant
Identification of Directors
     The table below sets forth certain information about those persons who serve as our Directors, as of December 31, 2005.

Name	Age	Title

Liane Pelletier	48	Chairman, Chief Executive Officer and President
W. Dexter Paine, III	45	Director
John M. Egan	58	Director
Patrick Pichette	43	Director
Byron I. Mallott	62	Director
Brian Rogers	55	Director
Gary R. Donahee	59	Director
John Gibson	48	Director
Edward J. Hayes, Jr	50	Director
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
     John M. Egan, a Director since November 2003, is the recently retired founder and chairman and chief executive officer of ARRIS Group (Nasdaq: ARKS). ARRIS is a global communications technology company specializing in the design and engineering of broadband local access networks and a leading developer and supplier of optical transmission, cable telephony and Internet access for cable systems operators. Mr. Egan joined ARRIS in 1973 and had been chairman of its board of directors since 1997. Mr. Egan was President of ARRIS from 1980 to 1997 and Chief Executive Officer of ARRIS and its predecessors from 1980 through 1999. On January 1, 2000, Mr. Egan stepped down from his role as Chief Executive Officer of ARRIS. He remained a full-time employee until his retirement in May 2002. Mr. Egan has served on the board of directors of the National Cable Television Association, or NCTA, for 20 years, and has been actively involved in the Walter Kaitz Foundation, an association seeking to help the cable industry diversify its management workforce to include minorities, as well as the Society of Cable Television Engineers and Cable Labs, Inc. Mr. Egan currently serves on the advisory board of KB Partners, a Chicago based venture capital firm and on several boards in the technology start-up sector. Mr. Egan has a B.S. degree in economics from Boston College.
     Patrick Pichette, a Director since January 2004, is currently President, Operations, Bell Canada (BCE). Mr. Pichette is responsible for the planning building and regular operations of Canada’s largest telecommunications network. Since Joining BCE and Bell, Mr. Pichette has held various executive positions, including Chief Financial Officer of Bell Canada from 2002 until the end of 2003. Prior to joining BCE, Mr. Pichette was a Partner at McKinsey & Company’s Montreal office, from June 1996 to December 2000, where he was a lead member of McKinsey’s North American Telecom Practice. Previously, Mr. Pichette was Vice-President and Chief Financial Officer of Call-Net Enterprises (1994-1996) and an Associate at McKinsey & Company in Toronto (1989-1994). Mr. Pichette earned a B.A. Business Administration from Universite du Quebec a Montreal (1985-1987) and a M.A. Philosophy, Politics and Economics from Oxford University where he attended as a Rhodes Scholar (1987-1989). Mr. Pichette is also a board member of non-governmental organizations including: Engineers Without Borders (EWB) and The Trudeau Foundation.
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
     Brian Rogers, a Director since February 2001, is currently Principal Consultant and Chief Financial Officer for Information Insights, Inc., a management and public policy consulting firm. Mr. Rogers served as Vice President of Finance for the University of Alaska Statewide System from 1988 to 1995. Mr. Rogers is a former state legislator, who served in the Alaska State House of Representatives from 1979 to 1982. Mr. Rogers chaired the State of Alaska Long-Range Planning Commission during 1995, 1996, and 2005, as a Regent of the University of Alaska, serves as the Board Chair and a member of all committees, including the University’s Finance and Audit Committee. He holds a Master in Public Administration degree from the Kennedy School of Government, Harvard University.
     Gary R. Donahee, a Director since February 2005, has over 30 years telecommunications industry experience and spent 16 years before retiring in 2003 in senior management positions around the world at Nortel Networks, most recently as executive vice president and president of the Americas from 1999 to 2003. He served as senior vice president and president, Carrier Networks for Nortel for Europe, the Middle East and Africa and in a similar capacity for the Caribbean and Latin America region. Mr. Donahee also served as senior vice president, corporate human resources for Nortel from 1989 to 1993 and was responsible for 60,000 employees in 42 countries. In addition to Nortel Networks, he held senior executive positions in human resources at Northern Telecom and Bell-Northern Research Corporation. Mr. Donahee holds a Bachelor of Education degree in Education from the University of New Brunswick and he presently serves on the boards of Voice Mobility International (Toronto: VMY.TO), Voice Age Networks and Epygi in addition to an advisory board capacity with Anyware Group and Axiowave Networks Inc.
     John Gibson, a Director since July 2005, presently serves as executive managing director for Fox Paine & Company, LLC. Previously, he served as president and chief executive officer at Halliburton Energy Services Group and was president and chief executive at Halliburton’s Landmark Graphics Corporation. While at Landmark Graphics, Gibson managed all of Halliburton’s energy-related operations and substantially restructured worldwide operations. He executed an aggressive growth strategy and integrated multiple corporate and product line acquisitions, establishing the Company as the global leader in providing geoscience software tools and enterprise solutions to the energy industry. Mr. Gibson earned a B.S. in Geology from the Auburn University and an M.S. in Geology from the University of Houston.
     Edward J. Hayes, Jr., a Director since February 2006, is Executive Vice President and CFO of Quantum Corporation, a global leader in data back-up, recovery and archive storage. He joined Quantum in July 2004, having most recently held the position of President and Chief Executive Officer of DIRECTV Broadband, Inc., a nationwide Internet Service Provider delivering residential broadband and value-added service over DSL. Prior to DIRECTV Broadband, Mr. Hayes served as Executive Vice President and Chief Financial Officer at Telocity, Inc., and Financial Vice President and CFO in two of Lucent Technologies’ divisions, including the $20 billion Global Service Provider Business. He has also held senior financial management positions at other multinational companies such as Unisys Corporation, Asea Brown Boveri (ABB), and Credit Suisse First Boston. Mr. Hayes received his undergraduate degree from Colgate University and conducted his graduate studies in Accounting and Finance at New York University’s Stern Graduate School of Business. He serves on the board of New Wave Research, Inc. as an independent Director and Chair of the Audit Committee.

Executive Officers
     The table below sets forth certain information about those persons currently serving as our executive officers. Biographical information on Liane Pelletier, our Chairman, Chief Executive Officer and President, is included above in the section “Identification of Directors.”

Name	Age	Title

David Wilson	38	Senior Vice President and Chief Financial Officer
David C. Eisenberg	45	Senior Vice President, Corporate Strategy and Development
Sheldon Fisher	43	Senior Vice President, Sales and Product Marketing
Kenneth L. Sprain	61	Senior Vice President, Network and Information Technology
Leonard A. Steinberg	52	Vice President, General Counsel, and Corporate Secretary
Elizabeth E. Pierce	42	Vice President, Human Resources and Facilities Services
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
     David C. Eisenberg has served as Senior Vice President, Corporate Strategy and Development of Alaska Communications Systems Holdings, Inc. since November 3, 2003. From 2000 until joining us, Mr. Eisenberg served as Vice President Corporate Strategy for Sprint Corporation where he was responsible for helping shape that corporation’s strategic direction. From 1996 to 2000, Mr. Eisenberg was Sprint’s Director of Strategic Policy Development. In this role, he directed analysis of Sprint and competitors strategic positions that emerged from changes to regulatory, political, and economic frameworks. In his 21-year career with Sprint and Centel, Mr. Eisenberg held numerous management positions within the Local Telecommunications Division and on Sprint’s corporate staff. These included roles in sales and marketing, finance, and regulatory and strategic planning. Mr. Eisenberg earned his bachelor’s degree in mathematics at Northwestern University and his master’s degree in business at Keller Graduate School of Management.
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

     Leonard A. Steinberg serves as Vice President, General Counsel and Corporate Secretary, a position he has held since January 2001. Mr. Steinberg left private practice in June 2000 to join us as a Senior Attorney in the Corporate Legal Department. From 1998 to 2000, Mr. Steinberg used his expertise in regulatory and administrative matters to represent telecommunications and energy clients of Brena, Bell & Clarkson, P.C., an Anchorage, Alaska law firm. Prior to that, Mr. Steinberg was a partner in the firm of Hoise, Wes, Sacks & Brelsford with offices in Anchorage, Alaska and San Francisco, California. Mr. Steinberg practiced in the firm’s Anchorage office from 1996 to 1998 and in the firm’s San Francisco office from 1988 to 1996 where he primarily represented large clients in oil and gas royalty and tax disputes. Mr. Steinberg holds a Masters in Public Administration degree from Harvard University’s Kennedy School of Government, a Masters of Business Administration degree from U.C. Berkeley’s Haas School of Business and a J.D. from the University of California’s Hastings College of Law. Mr. Steinberg serves as a member of ACS Media LLC.
     Elizabeth A. Pierce serves as Vice President of Human Resources and Facilities Services for Alaska Communications Systems Holdings, Inc. In this role she is responsible for overseeing all aspects of human resources management including labor relations, organizational development, compensation and benefits management, safety and risk management. Ms. Pierce also manages all aspects of property management and associated maintenance programs. Ms. Pierce has over 19 years of relevant experience. Ms. Pierce joined ACS in 2001 as Manager of Employee Relations. In 2002 she was promoted to Director of Human Resources and in 2003 became Vice President of Human Resources and Facilities Services. For the year prior to joining ACS, she served as Manager, Human Resources for the Alaska Radar System (ARS) project while working for defense contractor ATCO Frontec. Ms. Pierce was employed with ATCO Frontec for over 10 years in a variety of technical and management roles in Human Resources and Operations. Ms. Pierce is a graduate of the Program in Advanced Human Resources Management from the University of Toronto and holds a Senior Professional in Human Resources (SPHR) Certification from the Society for Human Resources Management (SHRM). Ms. Pierce is an electronics technologist and holds a journeyman certification in power generating systems.
Audit Committee Financial Expert
     Our board of directors has determined that we have at least one audit committee financial expert serving on our audit committee, Patrick Pichette, who is an independent director.
Identification of the Audit Committee
     We have appointed a separately designated standing audit committee. The directors serving as audit committee members are all independent directors. As of February 22, 2006 the members of our audit committee were Patrick Pichette, Byron I. Mallott, and Brian D. Rogers.
Section 16(a) Beneficial Ownership Reporting Compliance
     Federal securities laws require executive officers, Directors, and owners of more than ten percent of our common stock to file reports (Forms 3, 4, and 5) with the SEC and any stock exchange or trading system on which our securities are listed, which is currently The Nasdaq National Market. These reports relate to the number of shares of our common stock that each own, and any change in their ownership. Based solely on our review of Forms 3, 4 and 5 (and amendments thereto) filed with the SEC, we believe all persons required to file such forms have done so in a timely manner during 2005, except for the following:
•	W. Dexter Paine, III, a director, did not file timely two Form 4s related to 786.737 and 959.646 derivative share equivalents of deferred common stock awarded to him under the Alaska Communications Systems Group, Inc. Non-Employee Director Stock Compensation Plan on September 30, 2005 and December 31, 2005, respectively. The Form 4s were filed on February 22, 2006.

•	Byron I. Mallott, a director, did not file timely two Form 4s related to 469 and 529 shares of common stock awarded to him under the Alaska Communications Systems Group, Inc. Non-Employee Director Stock Compensation Plan on September 30, 2005 and December 31, 2005, respectively. The Form 4s were filed on February 23, 2006.

•	Brian D. Rogers, a director, did not file timely two Form 4s related to 546 and 602 shares of common stock awarded to him under the Alaska Communications Systems Group, Inc. Non-Employee Director Stock Compensation Plan on September 30, 2005 and December 31, 2005, respectively. The Form 4s were filed on February 22, 2006.

•	John M. Egan, a director, did not file timely two Form 4s related to 393 and 553 shares of common stock awarded to him under the Alaska Communications Systems Group, Inc. Non-Employee Director Stock Compensation Plan on September 30, 2005 and December 31, 2005, respectively. The Form 4s were filed on February 22, 2006.

•	Gary R. Donahee, a director, did not file timely two Form 4s related to 786 and 1,107 shares of common stock awarded to him under the Alaska Communications Systems Group, Inc. Non-Employee Director Stock Compensation Plan on September 30, 2005 and December 31, 2005, respectively. The Form 4s were filed on February 22, 2006.

•	Patrick Pichette, a director, did not file timely two Form 4s related to 491.696 and 442.913 derivative share equivalents of deferred common stock awarded to him under the Alaska Communications Systems Group, Inc. Non-Employee Director Stock Compensation Plan on September 30, 2005 and December 31, 2005, respectively. The Form 4s were filed on February 22, 2006.

•	John W. Gibson, who was designated a director in 2005, did not file one Form 3 timely. Form 3 was filed late on November 28, 2005. He also did not file timely two Form 4s related to 618.474 and 1,107.283 derivative share equivalents of deferred common stock awarded to him under the Alaska Communications Systems Group, Inc. Non-Employee Director Stock Compensation Plan on September 30, 2005 and December 31, 2005, respectively. The Form 4s were filed on February 22, 2006.

•	Elizabeth Pierce, who was designated a named officer in 2003, did not file a Form 3 timely. The Form 3 was filed late on June 10, 2005.
Code of Ethics
     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, and persons performing similar functions. We will provide to any person, free of charge, a copy of such code of ethics. The request must be submitted in writing to the Corporate Secretary, Alaska Communications Systems Group, Inc., 600 Telephone Avenue, Anchorage, Alaska 99503.
Item 11. Executive Compensation Summary Compensation Table
     The table below sets forth a summary of the compensation we paid to our Chief Executive Officer and each of the four additional most highly compensated executive officers who served in such capacities as of December 31, 2005, 2004, and 2003.

					Restricted	Securities
	Fiscal				Stock Awards	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Other	(1)	Stock Options (2)	Compensation

Liane Pelletier	2005	$500,000	$250,000	$—	$711,200	—	$15,239	(3)(5)
Chairman, Chief Executive	2004	519,232	144,000	—		—	13,836	(3)(5)
Officer and President	2003	96,154	1,400,000	—		1,000,000	58,124	(4)(5)

David Wilson	2005	250,000	80,625	—	254,000		10,400	(3)
Senior Vice President,	2004	206,732	120,000	—		250,000	29,947	(3)(5)
Chief Financial Officer	2003	—	—	—		—	—

David C. Eisenberg	2005	250,000	77,813	—	304,800	—	14,787	(3)(5)
Senior Vice President,	2004	259,617	58,500	—		—	58,778	(3)(5)
Corporate Strategy and Developments	2003	28,846	100,000	—		200,000	21,199	(5)

Sheldon Fisher	2005	250,000	69,375	—	254,000	—	23,380	(3)(5)
Senior Vice President,	2004	211,540	145,000	—		200,000	66,441	(3)(5)
Sales and Marketing	2003	—	—	—		—	—

Kenneth L. Sprain	2005	200,000	60,000	—	254,000	—	10,400	(3)
Senior Vice President,	2004	196,924	56,000	—		200,000	10,400	(3)
Networks & IT	2003	107,308	—	—		—	32,793	(3)(5)

(1)	Represents performance-based restricted stock awards. Awards vest generally five years after grant. Vesting may accelerate to one third of the total award in each of years 2006, 2007, and 2008 if certain profitability and capital expenditure criteria are met. On August 14, 2005, Ms. Pelletier was awarded 70,000 shares of such performance-based restricted stock. Mr. Eisenberg was awarded 30,000. Messrs. Wilson, Fisher, and Sprain were awarded 25,000 each. The value of awards was computed based upon a per share price of $10.16 which was the closing price on the Nasdaq National Market on December 30, 2005.

(2)	Options to purchase shares of common stock.

(3)	Annual contribution to the Alaska Electrical Pension Plan, a non-contributory, multi-employer defined contribution plan. Contributions in 2005 were $10,400 for all executives listed in table above. Contributions in 2004 for Ms. Pelletier, and for Messrs. Wilson, Eisenberg, and Fisher were, $9,533, $5,200, $8,667, and $6,067, respectively. Contributions for Mr. Sprain were $10,400 and $867 for 2004 and 2003, respectively.

(4)	On October 6, 2003, Ms. Pelletier was granted 200,000 shares of our common stock. The market price on that day was $4.50, representing a total value of $900,000. The shares are fully vested and only restricted by the restrictions under Rule 144 grants. Ms. Pelletier also received a cash bonus in 2003 of $500,000, which was intended to represent an estimated tax “gross-up” on the $900,000 restricted stock grant.

(5)	In 2005, relocation costs of $4,839, $4,387, and $12,980 were paid to Ms. Pelletier and Messrs. Eisenberg, and Fisher, respectively. In 2004, relocation costs of $4,303, $24,747, $50,111, and $60,374, were paid to Ms. Pelletier and Messrs. Wilson, Eisenberg, and Fisher, respectively. In 2003, relocation costs of $58,124, $21,199, and $31,926, were paid to Ms. Pelletier and Messrs. Eisenberg, and Sprain, respectively.
Option Grants in Last Fiscal Year
     There was no issuance of nonqualified stock options in 2005 to the named executive officers listed on the Summary Compensation Table above.
Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
     The table below sets forth, on an aggregated basis, information regarding the exercise of options to purchase our common stock by each of the current named executive officers listed on the Summary Compensation Table, above, and the value on December 31, 2005 of all unexercised options held by such individuals.

			Number of Shares		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options
	Acquired on	Value	Options at Fiscal Year End		at Fiscal Year End (1)
Name	Exercise (2)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Liane Pelletier	400,000	$1,485,629	—	600,000	$—	$3,396,000
David Wilson	50,000	262,857	—	200,000	—	1,144,000
David C. Eisenberg	80,000	398,800	—	120,000	—	633,600
Sheldon A. Fisher	40,000	224,000	—	160,000	—	929,600
Kenneth L. Sprain	40,000	190,800	—	160,000	—	929,600

(1)	The fair market value of stock options as of December 31, 2005 was assumed to be $10.16 per share, based on the publicly traded value of the security underlying the stock options.

(2)	The number of shares underlying options exercised in fiscal 2005 by the Named Executive Officers. The actual number of shares Ms. Pelletier received from options exercised in 2005 (net of shares surrendered to the Company to cover the exercise price and withheld to pay income tax) was 272,263.

Long-Term Incentive Plan Awards in Last Fiscal Year
     The table below sets forth information regarding the granting of restricted stock as the primary equity based incentive for executive management.

	Restricted	Performance
Name	Stock Shares	Period (1)
Liane Pelletier	35,000	1/1/2005 to 3/1/2008
David Wilson	22,500	1/1/2005 to 3/1/2008
David C. Eisenberg	17,500	1/1/2005 to 3/1/2008
Sheldon Fisher	12,500	1/1/2005 to 3/1/2008
Kenneth L. Sprain	12,500	1/1/2005 to 3/1/2008

(1)	LTIP awards provide compensation from January 1, 2005 and cliff vest in five years with accelerated vesting in three years if cumulative three year profitability and capital expenditure criteria are met.
Pension Plans
     Eligible employees, including executive officers, participate in the Alaska Electrical Pension Plan, or the AEP Plan, a non-contributory, multi-employer defined contribution retirement plan administered by a board of trustees representing the member participants. We make contributions on behalf of our employees’ in accordance with schedules based on wage rates and job classifications. Participants receive a monthly benefit upon retirement, payable for life based on the contributions made on the employee’s behalf. Actuarially equivalent alternative forms of benefits are available at the participant’s election. Participants are entitled to receive full benefits upon retirement at or after age 58 (increasing to age 60 on July 1, 2006) with at least five years of recognized service, at least one of which must be “future credited service” as defined in the AEP Plan document. Participants may elect to receive reduced benefits upon early retirement on or after age 48 and at least five years of recognized service, of which at least three years must be future credited service.
     Estimated annual benefits upon retirement at normal retirement age based on plan contributions through December 31, 2005 for each of the named executive officers is as follows:

Normal
Retirement
Name	Benefit
Liane Pelletier	$3,588
David Wilson	2,808
David C. Eisenberg	3,432
Sheldon Fisher	2,964
Kenneth L. Sprain	4,368
     None of the current named executive officers are vested in the plan as of December 31, 2005.
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
     Employment Agreement with Liane Pelletier. We have entered into an employment agreement with Liane Pelletier, as of September 14, 2003, pursuant to which Ms. Pelletier has served as our President and Chief Executive Officer since October 6, 2003. Ms. Pelletier was also elected to our board of directors as well as to the executive committee of the board beginning on October 6, 2003. Ms. Pelletier has served as the chairman of the board of directors since January 1, 2004. Her employment agreement expires on October 6, 2008.
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
(ii) $750,000 if the termination had occurred after December 31, 2004 and on or before December 31, 2005; or
(iii) $500,000 if the termination occurs after December 31, 2005 and on or before October 6, 2008.
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

     Employment Agreement with David C. Eisenberg. We entered into an employment agreement with David C. Eisenberg, effective October 31, 2003, pursuant to which Mr. Eisenberg serves as Senior Vice President, Corporate Strategy and Development for us for a five year period, which will be extended automatically for successive additional one-year periods unless either we or Mr. Eisenberg gives no less than 90 days written notice of an intention not to extend the term. Mr. Eisenberg received an annual base salary of $250,000 during the first year of the employment period, subject to annual review in each year of the employment period thereafter. Mr. Eisenberg’s annual base salary may be increased in years following the first year of employment but may not be decreased. In addition, Mr. Eisenberg will be eligible to receive an annual bonus equal to 100% of his annual base salary based on the attainment of appropriate business targets for each fiscal year, with appropriate adjustments in the event that the Company exceeds or does not attain the business targets. Mr. Eisenberg’s employment agreement also provides for other customary benefits including eligibility to participate in fringe benefit plans, paid vacation, life and disability insurance plans and expense reimbursement.
     Mr. Eisenberg received a hiring bonus of $100,000. Mr. Eisenberg received an option to purchase 200,000 shares of our stock with an exercise price equal to the fair market value of our stock on the commencement date of his employment. The option has a term of 10 years, and vests 20% per year for the five-year period starting with the commencement of his employment with the Company, or upon a change in control, if earlier. Except as provided below, vesting ceases and the term of unvested options lapses upon termination of employment for any reason.
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
     The Company would also be obligated to provide reimbursement for the cost of personal travel for Mr. Eisenberg, his spouse and dependent family members and transport of household belongings, up to a maximum of $50,000, if Mr. Eisenberg or, in the event of his death, his spouse or dependent family members, elect to relocate to the continental United States within three months of such termination.
     Other Employment Agreements. We entered into an employment agreement with Leonard A. Steinberg, Vice President, General Counsel and Corporate Secretary, effective May 3, 2001. Mr. Steinberg’s employment agreement was subsequently amended on February 1, 2004. We entered into an employment agreement with Kenneth L. Sprain, Senior Vice President of Operations effective May 12, 2003, which was subsequently amended on February 1, 2004. We entered into an employment agreement with Sheldon Fisher, Senior Vice President, Sales and Product Marketing on January 23, 2004 and with David Wilson, Senior Vice President and Chief Financial Officer on February 18, 2004. The employment agreements for Messrs. Steinberg and Sprain are similar to Mr. Eisenberg’s employment agreement, except that these agreements have two-year terms, and do not provide for the grant of stock options, a hiring bonus or the post-termination relocation provision in Mr. Eisenberg’s agreement. Under the respective agreements, both Mr. Sprain and Mr. Steinberg have an annual base salary of $200,000 with a target annual bonus of 100% of salary. The employment agreements for Messrs. Wilson and Fisher are also similar to Mr. Eisenberg’s agreement. The respective agreements provide for an annual base salary of $250,000 for each of Messrs. Wilson and Fisher, target annual bonuses of 100% of base salary and the grant of 250,000 stock options for Mr. Wilson and 200,000 stock options for Mr. Fisher. Mr. Fisher received a $100,000 hiring bonus and Mr. Wilson received a $75,000 hiring bonus.
Compensation and Personnel Committee Interlocks and Insider Participation
     From January 2004 to March, 2005 the members of our Compensation and Personnel Committee were Mr. W. Dexter Paine, III, Mr. Brian Rogers, and Mr. John Egan. Mr. Paine who departed the Compensation and Perannel Committee in 2005, and joined the Nominating and Corporate Governance Committee, is the President of Fox Paine & Company, LLC. The current members of our Compensation and Personnel Committee are Mr. Brian Rogers, Mr. John Egan, Mr. Gary R. Donahee, and Mr. John W. Gibson. Mr. Gibson is executive managing director for Fox Paine & Company, LLC. Fox Paine & Company, LLC received an annual management fee in the amount of 1% of the Company’s net income before interest expense, income taxes and depreciation and amortization, calculated without regard to the fee prior to 2005. We have paid in 2005, 2004, and 2003 certain cash management fees to Fox Paine in connection with assistance rendered in structuring a stock offering and refinancing transaction for us and for the termination of our management fee agreement with them, which we paid to Fox Paine during the first quarter of 2005. See Item 13—“Certain Relationships and Related Party Transactions.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
     As of December 31, 2005, the number of securities remaining available for future issuance under equity compensation plans includes 2,418,486 shares under the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan, 177,955 under the ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan, and 923,170 under the Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan. All shares reserved under the non-qualified stock option agreement between Liane Pelletier and Alaska Communications Systems Group, Inc. have been awarded under outstanding options. See Note 15, “Stock Incentive Plans,” to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements for further information on our equity compensation plans.

	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of	outstanding	under equity compensation
Equity compensation plans	outstanding options,	options, warrants	plans (excluding securities
approved by security holders	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Stock options	1,981,272	$5.56
Restricted stock	723,524	$—	3,519,125	(1)

(1) Stock options and restricted stock are both issued under the 1999 Stock Incentive Plan
Security Ownership of Certain Beneficial Owners
     The following table provides information about the only known beneficial owners of more than five percent of our outstanding common stock, $.01 par value, as of February 15, 2006:

	Amount and nature of		Percent of
Name and address of beneficial owner	beneficial ownership		class
Fox Paine Capital, LLC	9,498,879	(1)	22.80%
c/o Fox Paine & Company, LLC 950 Tower Lane, Suite 501 Foster City, CA 94404

Fox Paine & Company, LLC	6,492,802	(1)	15.60%
950 Tower Lane, Suite 501 Foster City, CA 94404

Fox Paine Capital Fund	6,251,658	(1)	15.00%
c/o Fox Paine & Company, LLC 950 Tower Lane, Suite 501 Foster City, CA 94404

FMR Corp.	2,926,900	(2)	7.02%
82 Devonshire Street Boston, MA 02109

(1)	Fox Paine Capital, LLC is General Partner of Fox Paine Capital Fund L.P. and FPC Investors, L.P., and the Managing Member of ALEC Coinvestment Fund I, LLC, ALEC Coinvestment Fund II, LLC, ALEC

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

(2)	Based solely on Schedule 13G filed with the SEC on February 14, 2006.
Security Ownership of Management
     The following table sets forth the number of shares of our common stock, $.01 par value, beneficially owned as of February 15, 2006, by:
•	each director;

•	each executive officer named in the Summary Compensation Table; and

•	all of the directors and executive officers as a group.
Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. Each person has sole voting and investment power with respect to the shares indicated except as otherwise stated in the footnotes to the table.

		Other	Acquirable
Name of beneficial	Shares	beneficial	within 60			Percent
owner	owned	ownership	days	Total		of class
Liane Pelletier	347,174	—	—	347,174		*
W. Dexter Paine	—	9,598,879	32,692	9,631,571	(1)	23.10%
Byron I. Mallott	17,168	—	—	17,168		*
Brian Rogers	3,574	—	20,431	24,005		*
John M. Egan	35,479	—	—	35,479		*
Patrick Pichette	—	—	2,008	2,008		*
Gary Donahee	3,338	—	—	3,338		*
John Gibson	2,500	9,498,879	1,771	9,503,150		23.00%
Edward Hayes	—	—	—	—		*

David Wilson	19,678	—	50,000	69,678		*
David C. Eisenberg	25,152	—	—	25,152		*
Sheldon Fisher	15,543	—	40,000	55,543		*
Kenneth L. Sprain	18,169	100	40,000	58,269		*

All directors and executive officers as a group (15 persons)	505,719	9,598,979	225,611	10,330,309	(1)	24.60%

*	The percentage of shares beneficially owned does not exceed 1% of the class.

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
Item 13. Certain Relationships and Related Transactions
     Fox Paine & Company, LLC (“Fox Paine”), ACS Group’s largest stockholder, was entitled to receive an annual management fee in the amount of 1% of the Company’s net income before interest expense, interest income, income taxes, depreciation and amortization, and equity in earnings (loss) of investments, calculated without regard to the fee pursuant to an agreement dated May 14, 1999. The annual management fee obligation to Fox Paine was terminated, effective for periods beginning after December 31, 2004, as partial consideration for a $2.7 million transaction fee paid to Fox Paine in February 2005, in connection with assistance rendered in structuring a stock offering and refinancing transaction that the Company completed during the first quarter of 2005. The transaction fee agreement was approved by the Company’s board of directors. The management fee expense for 2005, 2004, and 2003 was $0, $0.9 million, and $0.9  million, respectively. The management fee payable at December 31, 2005 and 2004 was $0 and $0.9 million, respectively.
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
     During 2003, the Company spun off its Directory Business to ACS Media LLC and subsequently sold 99.9% of its interest in ACS Media LLC to the public through a Canadian income fund. As part of that transaction, the Company entered into several long-term contracts with ACS Media LLC, including a 50-year publishing agreement, a 50-year license agreement, a 45-year non-compete agreement, and a 10-year billing and collection agreement. At December 31, 2005, the Company had recorded in accounts payable – affiliates, $2.8 million due to ACS Media LLC under these contracts, primarily under the billing and collection agreement. The Company has a right to minority representation of one manager of the permitted nine managers of ACS Media LLC so long as its contracts with ACS Media LLC are in effect. Currently, Leonard A. Steinberg, an officer of the Company, is a manager of ACS Media LLC.
     On September 14, 2003, the Company entered into an agreement with a retiring officer to reacquire 267 shares of the Company’s stock owned by the officer in January 2004, at a purchase price per share equal to the highest average closing price of a share of the Company’s stock during any 5-consecutive day trading period in January 2004. The officer delivered the shares to the Company in 2004, and the Company made repurchase payments totaling $1.3 million to the officer in four equal quarterly installments commencing on March 31, 2004. Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the obligation was initially measured at fair value. If the obligation had been settled on December 31, 2003, the Company would have paid $1,265 for those shares and, accordingly, $1.3 million was included in Accounts payable — affiliates on the Consolidated Balance Sheets of the Company at that date. As of September 30, 2004, the Company had redeemed all of the outstanding shares subject to mandatory redemption.
     In December 2005, the Company announced the closing of the sale of 10.0 million shares of ACS’ common stock that were held entirely by affiliates of Fox Paine & Company, LLC, the selling stockholders. The transaction was priced at $10.00 per share, and ACS did not receive any proceeds from the sale of these shares.
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

Item 14. Principal Accountant Fees and Services
Audit Fees
     The Sarbanes-Oxley Act passed by Congress in July of 2002, requires that the audit committee be directly responsible for the appointment, compensation, and oversight of the independent auditor. On March 14, 2005, the Audit Committee of the Board of Directors voted to dismiss Deloitte & Touche LLP (“Deloitte”) as the independent registered public accounting firm and to engage KPMG LLP.
     Deloitte’s report on the financial statements for the fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion, a disclaimer of opinion, or any qualifications or modifications as to uncertainty, audit scope or accounting principles. In connection with the audits of our financial statements for each of the two fiscal years ended December 31, 2004 and 2003, and through March 14, 2005, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its reports.
     The Company did not consult with KPMG LLP during the fiscal years ended December 31, 2004 and 2003, nor during the subsequent period to the date of its engagement, regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.
     The following summarizes the expense for services rendered during 2005 and 2004:

	2005	2004
Audit Fees (1)	$656,140	$544,000
Audit Related Fees (2)	16,000	779,182
Tax Fees	—	—
All Other Fees	—	—

Total	$672,140	$1,323,182

(1)	This category includes the audit of our annual financial statements, the reviews of the condensed financial statements included in our quarterly reports on Form 10-Q and services for SEC filings.

(2)	This category includes fees associated with pension audit costs in 2005 and Form S-3 registration statements in 2004.
     In January 2003, the Audit Committee implemented a process of pre-approval of engagements of our auditors for services as required by the Sarbanes-Oxley Act of 2002 and related rules issued by the SEC. All services engaged after January 2003 by our auditors were pre-approved by the Audit Committee.

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
     (b) Exhibits

Exhibit
No.	Description
2.1	Purchase Agreement, dated as of August 14, 1998, as amended, by and among ALEC Acquisition Sub Corp., CenturyTel of the Northwest, Inc. and CenturyTel Wireless, Inc. (1)

2.2	Asset Purchase Agreement, dated as of October 20, 1998, by and between Alaska Communications Systems, Inc. and the Municipality of Anchorage (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (3)

3.2	Amended and Restated By-Laws of the Registrant (3)

4.1	Specimen of Common Stock Certificate (3)

4.2	Stockholders’ Agreement, dated as of May 14, 1999, by and among the Registrant and the Investors listed on the signature pages thereto (1)

4.3	First Amendment to Stockholders’ Agreement, dated as of July 6, 1999, by and among the Registrant and the Stockholders listed on the signature pages thereto (1)

4.4	Second Amendment to Stockholders’ Agreement, dated as of November 16, 1999 by and among the Registrant and the Stockholders listed on the signature pages thereto (3)

4.5	Indenture, dated as of May 14, 1999, by and between Alaska Communications Systems Holdings, Inc., the Guarantors (as defined therein) and IBJ Whitehall Bank & Trust Company (1)

4.6	Purchase Agreement, dated as of May 11, 1999, by and among Alaska Communications Systems Holdings, Inc., the Guarantors, Chase Securities Inc., CIBC World Markets Corp. and Credit Suisse First Boston Corporation (1)

4.7	Indenture, dated as of May 14, 1999, by and between the Registrant and The Bank of New York (1)

4.8	First Amendment, dated as of October 29, 1999, to Indenture listed as Exhibit No. 4.7 (2)

4.9	Form of Second Amendment dated as of November 17, 1999 to Indenture listed as Exhibit No. 4.7 (3)

4.10	Purchase Agreement, dated as of May 11, 1999, by and among the Registrant, DLJ Investment Partners, L.P., DLJ Investment Funding, Inc. and DLJ ESC II, L.P. (1)

4.11	Indenture, dated as of August 26, 2003, among Alaska Communications Systems Holdings, Inc., as Issuer, the Guarantors (as defined therein) and The Bank of New York, as trustee. (4)

4.12	Supplemental Indenture to Indenture listed as Exhibit No. 4.11, dated January 25, 2005, among the Company, Alaska Communications Systems Holdings, Inc., the guarantors party thereto and The Bank of New York, as trustee. (7)

4.13	Supplemental Indenture to Indenture listed as Exhibit No. 4.5, dated January 25, 2005, among the Company, Alaska Communications Systems Holdings, Inc., the guarantors party thereto and The Bank of New York, as trustee. (7)

4.14	Supplemental Indenture to Indenture listed as Exhibit No. 4.11, dated July 15, 2005, among the Registrant, Alaska Communications Systems Holdings, Inc., the guarantors party thereto and the Bank of New York, as trustee. (13)

4.15	Supplemental Indenture to Indenture listed as Exhibit No. 4.11, dated February 23, 2006, among the Company, Alaska Communications Systems Holdings, Inc., the guarantors party thereto and The Bank of New York, as trustee. (14)

Exhibit
No.	Description
10.1	Exchange and Registration Rights Agreement, dated as of May 14, 1999, by and among Alaska Communications Systems Holdings, Inc., the Guarantors, Chase Securities Inc., CIBC World Markets Corp. and Credit Suisse First Boston Corporation (1)

10.2	Exchange and Registration Rights Agreement, dated as of May 14, 1999, by and among the Registrant, DLJ Investment Partners, L.P., DLJ Investment Funding, Inc. and DLJ ESC II L.P. (1)

10.3	ALEC Holdings, Inc. 1999 Stock Incentive Plan (1)

10.4	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan (3)

10.5	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan (3)

10.6	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan (3)

10.7	Exchange and Registration Rights Agreement, dated August 26, 2003, by and among Alaska Communications Systems Holdings, Inc., the Guarantors and J.P. Morgan Securities Inc. for itself and on behalf of CIBC World Markets Corp., Citigroup Global Markets Inc., Jefferies & Company, Inc. and Raymond James & Associates, Inc. (4)

10.8	Credit Agreement, dated August 26, 2003, among Alaska Communications Systems Group, Inc., Alaska Communications Systems Holdings, Inc., as the Borrower, the Lenders Party thereto and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, CIBC World Markets Corp., as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent, and J.P. Morgan Securities Inc., as Arranger. (4)

10.9	Retirement Agreement, dated as of September 14, 2003, between Alaska Communications Systems Group, Inc. and Charles E. Robinson. (4)

10.10	Executive Employment Agreement, dated as of September 14, 2003, between Alaska Communications Systems Group, Inc. and Liane Pelletier. (4)

10.11	Settlement Agreement and Mutual Release, dated October 14, 2003, by and between the State of Alaska and Alaska Communications Systems Group, Inc. (4)

10.12	Executive Employment Agreement, dated as of October 17, 2003, between Alaska Communications Systems Group, Inc. and David C. Eisenberg. (5)

10.13	Executive Employment Agreement, dated as of January 23, 2004 between Alaska Communications Systems Group, Inc. and Sheldon Fisher. (6)

10.14	Executive Employment Agreement, dated as of February 18, 2004 between Alaska Communications Systems Group, Inc. and David Wilson. (6)

10.15	Letter Agreement, dated January 26, 2005, between Alaska Communications Systems Holdings, Inc. and Fox Paine & Company, LLC. (8)

10.16	Credit Agreement, dated February 1, 2005, among the Company, ACSH, the lenders named therein and Canadian Imperial Bank of Commerce, as Administrative Agent. (9)

10.17	Master Agreement, dated November 7, 1999, by and between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union 1547. (10)

10.18	Letter Agreement, dated March 1, 2005, by and between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union 1547. (10)

10.19	Consent and Agreement No. 1, dated July 15, 2005, among Alaska Communications Systems Group, Inc. , Alaska Communications Systems Holdings, Inc., the lenders party thereto and Canadian Imperial Bank of Commerce as Administrative Agent. (12)

10.20	Form of Restricted Stock Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan. (13)

10.21	Consent and Agreement No. 2, dated February 22, 2006, among Alaska Communications Systems Group, Inc. , Alaska Communications Systems Holdings, Inc., the lenders party thereto and Canadian Imperial Bank of Commerce as Administrative Agent. (14)

16.1	Letter of Deloitte & Touche LLP to the Commission dated March 17, 2005. (11)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.

23.2	Consent of Deloitte & Touche LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.

31.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Wilson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.	Description
32.2	Certification of David Wilson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Amended and Restated Audit Committee Charter of Alaska Communications Systems Group, Inc. and Alaska Communications Systems Holdings, Inc. (14)

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 file No. 333-82361 and incorporated by reference thereto.

(2)	Filed as an exhibit to the Registrant’s Form 8-K filed on November 5, 1999 and incorporated by reference thereto.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1/A file No. 333-888753 filed on November 17, 1999 and incorporated by reference thereto.

(4)	Filed as an exhibit to Alaska Communications Systems Holdings, Inc. Registration Statement on Form S-4 file No. 333-109927 filed on October 23, 2003 and incorporated by reference thereto.

(5)	Filed as an exhibit to Alaska Communications Systems Holdings, Inc. Registration Statement on Form S-4/A file No. 333-109927 filed on January 21, 2004 and incorporated by reference thereto.

(6)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 30, 2004 and incorporated by reference thereto.

(7)	Filed as an exhibit to the Registrant’s Form 8-K filed on January 26, 2005 and incorporated by reference thereto.

(8)	Filed as an exhibit to the Registrant’s Form 8-K filed on January 27, 2005 and incorporated by reference thereto.

(9)	Filed as an exhibit to the Registrant’s Form 8-K filed on February 2, 2005 and incorporated by reference thereto.

(10)	Filed as an exhibit to the Registrant’s Form 8-K filed on March 7, 2005 and incorporated by reference thereto.

(11)	Filed as an exhibit to the Registrant’s Form 8-K filed on March 18, 2005 and incorporated by reference thereto.

(12)	Filed as an exhibit to the Registrant’s Form 8-K filed on July 21, 2005 and incorporated by reference thereto.

(13)	Filed as an exhibit to the Registrant’s Form 10-Q filed on August 15, 2005 and incorporated herein by reference thereto.

(14)	Filed as an exhibit to the Registrant’s Form 8-K filed on February 27, 2006 and incorporated herein by reference thereto.

SIGNATURES
     Pursuant to the requirements of Section 13 or Section 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 6, 2006	Alaska Communications Systems Group, Inc.

	By:	/s/ Liane Pelletier

Liane Pelletier
Chief Executive Officer,
Chairman of the Board and President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Liane Pelletier	Chief Executive Officer, Chairman of the Board and President	March 6, 2006

Liane Pelletier	(Principal Executive Officer)

/s/ David Wilson	Senior Vice President and Chief Financial Officer	March 6, 2006

David Wilson	(Principal Financial and Accounting Officer)

/s/ Byron I. Mallott	Director	March 6, 2006

Byron I. Mallott

/s/ Brian Rogers	Director	March 6, 2006

Brian Rogers

/s/ W. Dexter Paine, III	Director	March 6, 2006

W. Dexter Paine, III

/s/ John Gibson	Director	March 6, 2006

John Gibson

/s/ John M. Egan	Director	March 6, 2006

John M. Egan

/s/ Patrick Pichette	Director	March 6, 2006

Patrick Pichette

/s/ Gary R. Donahee	Director	March 6, 2006

Gary R. Donahee

/s/ Edward J. Hayes, Jr.	Director	March 6, 2006

Edward J. Hayes, Jr.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alaska Communications Systems Group, Inc.
     We have audited the accompanying consolidated balance sheet of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the year ended December 31, 2005. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alaska Communications Systems Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Anchorage, Alaska
March 6, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alaska Communications Systems Group, Inc.
     We have audited the consolidated balance sheet of Alaska Communications Systems Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders‘ equity (deficit) and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alaska Communications Systems Group, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 25, the accompanying 2004 and 2003 consolidated financial statements have been restated.
Deloitte & Touche LLP
Portland, Oregon
March 7, 2005
(November 2, 2005 as to Note 25)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
December 31, 2005 and 2004
(In Thousands, Except Per Share Amounts)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$28,877	$50,660
Restricted cash	4,415	4,690
Short-term investments	10,525	35,200
Accounts receivable-trade, net of allowance of $6,206 and $4,869	41,080	39,413
Materials and supplies	7,885	6,623
Prepayments and other current assets	3,445	3,724

Total current assets	96,227	140,310

Property, plant and equipment	1,116,780	1,061,767
Less: accumulated depreciation and amortization	718,750	649,455

Property, plant and equipment, net	398,030	412,312

Goodwill	38,403	38,403
Intangible assets, net	21,688	21,871
Debt issuance costs, net	11,733	15,482
Deferred charges and other assets	10,332	8,749

Total assets	$576,413	$637,127

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$683	$2,298
Accounts payable-affiliate	2,844	3,973
Accounts payable, accrued and other current liabilities	54,920	53,843
Advance billings and customer deposits	9,712	8,948

Total current liabilities	68,159	69,062

Long-term obligations, net of current portion	444,895	523,591
Other deferred credits and long-term liabilities	82,223	77,916

Total liabilities	595,277	670,569

Stockholders’ equity (deficit):
Preferred stock, no par, 5,000 authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 145,000 shares authorized, 46,230 and 35,245 shares issued and 41,681 and 30,696 outstanding, respectively	462	352
Treasury stock, 4,549 shares at cost	(18,443)	(18,443)
Paid in capital in excess of par value	333,522	282,272
Accumulated deficit	(334,727)	(293,092)
Accumulated other comprehensive income (loss)	322	(4,531)

Total stockholders’ equity (deficit)	(18,864)	(33,442)

Commitments and contingencies

Total liabilities and stockholders’ equity (deficit)	$576,413	$637,127

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
Years Ended December 31, 2005, 2004 and 2003
(In Thousands, Except Per Share Amounts)

	2005	2004	2003
Operating revenues:
Local telephone	$202,842	$211,187	$215,686
Wireless	86,235	56,694	46,548
Directory	—	—	11,631
Internet	21,672	20,173	33,026
Interexchange	16,060	14,653	16,956

Total operating revenues	326,809	302,707	323,847

Operating expenses:
Local telephone (exclusive of depreciation and amortization)	126,982	127,918	116,653
Wireless (exclusive of depreciation and amortization)	49,407	37,918	31,064
Directory (exclusive of depreciation and amortization)	—	—	5,249
Internet (exclusive of depreciation and amortization)	23,298	25,739	45,523
Interexchange (exclusive of depreciation and amortization)	17,314	19,773	25,542
Contract termination and asset impairment charges	—	—	54,858
Depreciation and amortization	82,819	78,387	82,185
Loss (gain) on disposal of assets, net	(152)	2,854	(112,622)

Total operating expenses	299,668	292,589	248,452

Operating income	27,141	10,118	75,395

Other income and expense:
Interest expense	(35,894)	(47,641)	(50,242)
Loss on extinguishment of debt	(34,882)	(3,423)	(21,066)
Interest income	2,253	1,633	1,587
Other	(270)	(216)	(11,940)

Total other income (expense)	(68,793)	(49,647)	(81,661)

Loss before income taxes and discontinued operations	(41,652)	(39,529)	(6,266)

Income tax (expense) benefit	—	219	(1,095)
Equity in income of investments	17	16	783

Loss from continuing operations	(41,635)	(39,294)	(6,578)
Loss from discontinued operations	—	—	(52)

Net loss	$(41,635)	$(39,294)	$(6,630)

Loss per share — basic and diluted:
Loss from continuing operations	$(1.04)	$(1.33)	$(0.22)
Loss from discontinued operations	—	—	—

Net loss	$(1.04)	$(1.33)	$(0.22)

Weighted average shares outstanding:
Basic and diluted	40,185	29,592	29,980

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
and Comprehensive Income (Loss)
Years Ended December 31, 2005, 2004 and 2003
(In Thousands, Except Per Share Amounts)

		Shares		Paid in		Accumulated
		Subject to		Capital in		Other
	Common	Mandatory	Treasury	Excess of	Accumulated	Comprehensive	Stockholders’
	Stock	Redemption	Stock	Par	Deficit	Income (Loss)	Equity (deficit)
Balance, January 1, 2003	$334	$—	$(12,082)	$277,810	$(247,168)	$(18,886)	$8

Components of comprehensive income:
Net loss	—	—	—	—	(6,630)	—	(6,630)
Minimum pension liability adjustment	—	—	—	—	—	191	191
Interest rate swap marked to market	—	—	—	—	—	14,152	14,152

Total comprehensive income							7,713

Issuance of 130 shares of common stock, pursuant to stock plans, $.01 par	2	—	—	265	—	—	267

Grant of 200 shares from treasury stock	—	—	794	106	—	—	900

Purchase of 1,732 shares of treasury stock	—	—	(5,830)	—	—	—	(5,830)

267 shares subject to mandatory redemption	—	(1,198)	—	—	—	—	(1,198)

Balance, December 31, 2003	336	(1,198)	(17,118)	278,181	(253,798)	(4,543)	1,860

Components of comprehensive loss:
Net loss	—	—	—	—	(39,294)	—	(39,294)
Minimum pension liability adjustment	—	—	—	—	—	12	12

Total comprehensive loss							(39,282)

Purchase of 267 shares subject to mandatory redemption	—	1,198	(1,262)	—	—	—	(64)

Purchase of 14 shares of common stock, pursuant to stock plans, $.01 par	—	—	(63)	—	—	—	(63)

Dividends declared	—	—	—	(5,694)	—	—	(5,694)

Issuance of 1,634 shares of common stock, pursuant to stock plans, $.01 par	16	—	—	9,785	—	—	9,801

Balance, December 31, 2004	352	—	(18,443)	282,272	(293,092)	(4,531)	(33,442)

Components of comprehensive loss:
Net loss	—	—	—	—	(41,635)	—	(41,635)
Minimum pension liability adjustment	—	—	—	—	—	109	109
Interest rate swap marked to market	—	—	—	—	—	4,744	4,744

Total comprehensive loss							(36,782)

Dividends declared	—	—	—	(33,107)	—	—	(33,107)

Stock compensation costs	—	—	—	2,800	—	—	2,800

Cashless exercise of 128 option shares and related taxes	—	—	—	(757)	—	—	(757)

Issuance of 1,088 shares of common stock, pursuant to stock plans, $.01 par	10	—	—	6,107	—	—	6,117

Issuance of 9,897 shares of common stock, net of offering costs, $.01 par	100	—	—	76,207	—	—	76,307

Balance, December 31, 2005	$462	$—	$(18,443)	$333,522	$(334,727)	$322	$(18,864)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(In Thousands)

	2005	2004	2003
Cash Flows from Operating Activities:
Net loss	$(41,635)	$(39,294)	$(6,630)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on discontinued operations	—	—	52
Depreciation and amortization	82,819	78,387	82,185
Loss (gain) on disposal of assets and asset impairment charges, net	(152)	2,854	(48,863)
Amortization of debt issuance costs, original issue discount and warrants	18,760	6,088	17,048
Non-cash stock based compensation expense	2,800	—	900
Other non-cash expenses	109	12	4,118
Other deferred credits	502	3,048	1,643
Changes in components of working capital:
Accounts receivable and other current assets	(2,650)	7,907	7,451
Accounts payable and other current liabilities	(7,977)	22	(6,380)
Other	3,760	1	(1,072)
Net cash used in discontinued operations	—	—	(41)

Net cash provided by operating activities	56,336	59,025	50,411

Cash Flows from Investing Activities:
Construction and capital expenditures	(58,422)	(51,422)	(48,566)
Purchase of short-term investments	(95,095)	(154,650)	(100,053)
Proceeds from sale of short-term investments	119,770	162,672	57,831
Net proceeds from sale of business unit	—	—	155,269
Release of funds from escrow	975	—	3,539
Placement of funds in escrow	(700)	(1,055)	(3,725)

Net cash provided (used) by investing activities	(33,472)	(44,455)	64,295

Cash Flows from Financing Activities:
Payments on long-term debt	(459,015)	(26,962)	(434,102)
Proceeds from issuance of long-term debt	375,000	—	375,970
Debt issuance costs	(11,307)	—	(14,000)
Payment of dividends on common stock	(30,393)	—	—
Issuance of common stock	88,885	9,801	267
Stock issuance costs	(7,817)	—	—
Purchase of treasury stock	—	(1,325)	(5,830)

Net cash used by financing activities	(44,647)	(18,486)	(77,695)

Increase (decrease) in cash and cash equivalents	(21,783)	(3,916)	37,011
Cash and cash equivalents at beginning of the year	50,660	54,576	17,565

Cash and cash equivalents at the end of the year	$28,877	$50,660	$54,576

Supplemental Cash Flow Data:
Interest paid	$39,474	$45,470	$51,372
Income taxes paid, net of refund	—	876	—
Supplemental Non-cash Transactions:
Property acquired under capital leases and mortgages	$—	$—	$2,340
Minimum pension liability adjustment	(109)	(12)	(191)
Interest rate swap	(4,744)	—	(14,152)
Dividend declared, but not paid	(8,347)	(5,694)	—
Stock funding of pension	599	—	—
Construction & capital not paid	(5,975)	—	—
See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
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
     The accompanying consolidated financial statements for the Company are as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003. They represent the consolidated financial position, results of operations and cash flows principally of ACS Group and the following wholly owned subsidiaries:
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
A summary of significant accounting policies followed by the Company is set forth below:
Basis of Presentation
     The consolidated financial statements include all majority-owned subsidiaries. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated. All other significant intercompany balances have been eliminated.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, materials and supplies, long-lived assets, goodwill and intangible assets, income taxes and network access revenue reserves. Actual results may differ from those estimates.
Cash and Cash Equivalents
     For purposes of the consolidated balance sheets and statements of cash flows, the Company generally considers all highly liquid investments with a maturity at acquisition of three months or less to be cash equivalents.
Restricted Cash
     The Company has placed restricted cash in certificates of deposits as required under the terms of certain contracts to which it is a party. When the restrictions are lifted, the Company will transfer the funds back into its operating accounts.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
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
Property, Plant and Equipment
     Telephone plant is stated substantially at original cost of construction. Telephone plant retired in the ordinary course of business, together with the cost of removal, less salvage, is charged to accumulated depreciation with no gain or loss recognized. Renewals and betterments of telephone plant are capitalized while repairs, as well as renewals of minor items, are charged to operating expense as incurred. The Company provides for depreciation of telephone plant on the straight-line method, using rates approved by regulatory authorities. The composite annualized rate of depreciation for all classes of telephone property, plant, and equipment was 5.8%, 6.1%, and 7.0% for 2005, 2004 and 2003, respectively.
     Non-Telephone plant is stated at purchased cost, and when sold or retired a gain or loss is recognized. Depreciation of such property is provided on the straight-line method over its estimated service life ranging from three to 20 years.
     The Company is the lessee of equipment and buildings under capital leases expiring in various years through 2019. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the lower of their related lease terms or the estimated productive lives. Amortization of assets under capital leases is included in depreciation and amortization expense for 2005, 2004 and 2003.
Goodwill
     In accordance with the guidelines of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized but are assessed for impairment on at least an annual basis. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and are periodically reviewed for impairment. See “Note 4, Goodwill and Other Intangible Assets”.
Debt Issuance Costs
     Underwriting, legal, accounting, printing and other fees and expenses associated with the issuance of the Company’s senior credit facility, senior subordinated notes, senior unsecured notes and senior discount debentures are being amortized using the straight-line method which approximates the effective interest method, over the term of the debt. During 2005, the Company extinguished early its 2003 senior credit facility, senior unsecured notes and senior subordinated notes which resulted in a write off to expense of $14,784 of debt issuance costs. Debt issuance costs amortization included in loss on extinguishment of debt and interest expense for 2005, 2004 and 2003 was $16,793, $3,457 and $16,591, respectively.
Original Issue Discounts
     Certain debt instruments of the Company have been issued below their face value, resulting in original issue discounts that are recorded net in long-term debt. These original issue discounts are amortized using the effective interest method. During 2005, the Company extinguished early its 2003 senior credit facility and repurchased a portion of its 2011 notes which resulted in a write off to expense of $1,557 of original issue discount. Original issue discount amortization included in loss on extinguishment of debt and interest expense for 2005, 2004 and 2003 was $2,000, $2,631 and $457, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Treasury Stock
     The Company does, with Board of Directors’ authorization, occasionally repurchase shares of its common stock. Since management intends to hold the treasury stock temporarily for later re-issuance, the cost method of accounting for treasury stock is used. The Company has repurchased a total of 4,749 shares and reissued 200 shares since 2002.
Revenue Recognition
     Substantially all recurring service revenues are billed one month in advance and are deferred until earned. Non-recurring and usage sensitive revenues are billed in arrears and are recognized when earned. Certain of the Company’s bundled products and services, primarily in wireless, have been determined to be revenue arrangements with multiple deliverables. Total consideration received in these arrangements is allocated and measured using units of accounting within the arrangement based on relative fair values. Wireless offerings include wireless phones and service contracts sold together in its Company-owned stores. The handset and activation fee revenue associated with these direct channel sales is recognized at the time the related wireless phone is sold and is classified as equipment sales. Monthly service revenue is recognized as services are rendered.
     Additionally, the Company establishes estimated bad debt reserves against uncollectible revenues incurred during the period. During 2005, 2004 and 2003, one customer accounted for 10%, 12% and 10%, respectively, of consolidated revenues and no other customer accounted for more than 10% of consolidated revenue.
     Access revenue is recognized when earned. The Company participates in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At December 31, 2005 and 2004, the Company had recorded liabilities of $19,198 and $18,557, respectively, related to its estimate of refundable access revenue. The increase in the reserve during the year ended December 31, 2005 of $641 was the net impact of increases to the reserve for the deferral of current period billed revenue, or cash receipts, that are subject to dispute and revenue recognized in prior periods for collection of cash for universal service funding which has become subject to potential refund. This was offset, in part, by reductions to the reserve for refunds or revenue recognized following the settlement of prior period claims.
Income Taxes
     The Company utilizes the asset-liability method of accounting for income taxes. Under the asset-liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that management believes it is more likely than not that such deferred tax assets will not be realized.
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
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction, which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $52,565 and $34,972 as of December 31, 2005 and 2004, respectively, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. If the Company were not following SFAS No. 71, these costs would have been charged to expense as incurred. The Company also has a regulatory liability of $58,154 and $54,349 at December 31, 2005 and 2004, respectively, related to accumulated removal costs for its local telephone subsidiaries. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143 for asset retirement obligations associated with its regulated telephone plant. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles.
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
Non-Operating Expense
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
Derivative Financial Instrument
     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and its designation as a hedge. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value either offset the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or are recognized in other comprehensive income until the hedged transaction is recognized in earnings. The change in a derivative’s fair value related to the ineffective portion of a hedge, if any, is immediately recognized in earnings. On the date a derivative contract is entered into, the Company designates the derivative as either a fair value or cash flow hedge. The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If the Company determines that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company would discontinue hedge accounting prospectively.
Dividend Policy
     On October 28, 2004, the Company announced the adoption of a dividend policy by our board of directors and declared our first quarterly dividend of $0.185 per share. On March 21, June 14, September 16, and November 30, of 2005, our board of directors declared quarterly cash dividends of $0.20 per share. Dividends on the Company’s common stock are not cumulative. Subsequent to year end December 31, 2005, the Company announced another increase to its dividend policy. See “Note 23, Subsequent Events” for more information.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Effect of Early Adoption of SFAS No. 123(R)
     As of July 1, 2005, the Company adopted 123(R), Share-Based Payment, using the modified retrospective method applied to prior interim periods in the year of initial adoption, which requires measurement of compensation cost from January 1, 2005, for all unvested stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS No. 123(R) resulted in additional stock based compensation expense of $539 being recorded for the six months ended June 30, 2005. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant, discounted for estimated dividend payments that do not accrue to the employee during the vesting period, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123 Accounting for Stock-Based Compensation. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight line attribution method for stock-based payment grants from July 1, 2005 onwards and the graded vesting attribution method for legacy stock-based payment grants as prescribed by SFAS No.123(R).
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

	2005	2004	2003
Net loss:
As reported	$(41,635)	$(39,294)	$(6,630)
Add: Stock-based employee compensation expense arising from the adoption of SFAS No. 123(R) for the current period and SFAS No. 123 for prior periods	2,800	—	900

Deduct: Stock-based employee compensation expense arising from the adoption of SFAS No. 123(R) for the current period and SFAS No. 123 for prior periods	(2,800)	(1,938)	(888)

Pro forma net loss	$(41,635)	$(41,232)	$(6,618)

Net loss per share — basic and diluted:

As reported	$(1.04)	$(1.33)	$(0.22)
Pro forma	(1.04)	(1.39)	(0.22)
     As the Company has a full valuation allowance against its deferred tax asset, adopting SFAS No. 123(R) had no impact on the net deferred tax asset balance. The Company uses the treasury stock method to calculate earnings per share. As the Company incurred a loss for the year ended December 31, 2005, it excluded the dilutive impact of options and restricted stock equivalent to 7,775 shares from its earnings per share calculation.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Valuation Assumptions

		2005	2004	2003
Stock Options:
	Risk free rate	4.21%	3.69%	3.39%
	Dividend yield	8.65%	3.09%	—
	Expected volatility factor	40.17%	40.80%	55.50%
	Expected option life (years)	6.0	6.4	6.5
	Expected forfeiture rate	2.00%	—	—

Restricted stock grants:
	Risk free rate	3.50%	—	—
	Dividend yield	8.65%	—	—
	Expected forfeiture rate	2.00%	—	—

Employee stock purchase plan:
	Risk free rate	3.00%	—	—
	Dividend yield	8.65%	—	—
     The fair value for each stock option granted was estimated at the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatilities of our common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; the dividend yield is based on dividend yield of the option strike price at grant date and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life. See “Note 15, Stock Incentive Plans” for additional information.
Recent Accounting Pronouncements
     In March 2005, the FASB issued FASB Interpretation (FIN) 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 is effective for the Company on December 31, 2005, and requires it to recognize asset retirement obligations which are conditional on a future event. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. The Company has a regulatory liability of $58,154 and $54,349 at December 31, 2005 and 2004, respectively, related to accumulated removal costs for its local telephone subsidiaries. Consistent with the industry, the Company follows SFAS No. 71, for asset retirement obligations associated with its regulated telephone plant. The Company’s assets are pooled and the depreciable lives set by the regulators include a removal component which in effect accounts for the cost of removal. Non-regulated operations of the Company are accounted for under the principles of SFAS No. 143 and FIN 47 for which the Company has recorded a retirement obligation of $836 and $726 at December 31, 2005 and 2004, respectively. These costs were recorded as a result of the Company’s estimated obligation related to the removal of certain cell sites at the end of their operating lease term, adjusted for accretion over the life of the lease.
     The following table outlines the changes in the accumulated retirement obligation liability:

	2005	2004
Beginning balance — Asset retirement obligation	$726	$519
Asset retirement obligation	51	164
Accretion expense	59	49
Settlement of lease obligations	—	(6)

Ending balance — Asset retirement obligation	$835	$726

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-Monetary Assets, which is effective for the Company starting July 1, 2005. Under SFAS No. 153, the Company will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Subsequent to year end the Company reached an agreement with Crest Communications, LLC, regarding the acquisition of certain assets. The Company is exchanging a note that was previously written down to zero for these assets and no additional financial consideration is due. See “Note 23, Subsequent Events” for additional information on this transaction.
2. ACCOUNTS RECEIVABLE
     Accounts receivable — trade consists of the following at December 31, 2005 and 2004:

	2005	2004
Accounts receivable — trade:
Customers	$33,202	$30,892
Connecting companies	9,108	8,579
Other	4,976	4,811

	47,286	44,282
Less allowance for doubtful accounts	6,206	4,869

Accounts receivable — trade, net	$41,080	$39,413

3. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following at December 31, 2005 and 2004:

	2005	2004
Property, plant, and equipment:
Land, buildings and support assets	$203,717	$193,073
Central office switching and transmission	306,901	300,624
Outside plant cable and wire facilities	499,115	479,491
Wireless switching and transmission systems	74,486	69,083
Other	3,609	2,403
Construction work in progress	28,952	17,093

	1,116,780	1,061,767
Less: accumulated depreciation and amortization	718,750	649,455

Property, plant and equipment, net	$398,030	$412,312

     The following is a summary of property held under capital leases included in the above property, plant and equipment:

	2005	2004
Property held under capital leases:
Land, buildings and support assets	$14,535	$14,627
Outside plant cable and wire facilities	2,115	2,115

	16,650	16,742
Less: accumulated depreciation and amortization	8,052	7,136

Property held under capital leases, net	$8,598	$9,606

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
3. PROPERTY, PLANT AND EQUIPMENT (Continued)
     Amortization of assets under capital leases included in depreciation expense in 2005, 2004 and 2003 was $1,052, $1,046 and $1,740, respectively.
     The Company leases various land, buildings, right-of-ways and personal property under operating lease agreements. Rental expenses under operating leases for 2005, 2004 and 2003 were $1,973, $3,515 and $3,049, respectively.
     Future minimum payments under these leases for the next five years and thereafter are as follows:

2006	$2,203
2007	1,715
2008	1,242
2009	912
2010	648
Thereafter	1,738

$8,458

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
     Also pursuant to SFAS No. 142, the Company annually reassesses previously recognized intangible assets and has ceased amortization of indefinite-lived intangible assets. Wireless and PCS licenses have terms of 10 years, but are renewable indefinitely through a routine process involving a nominal fee. The Company has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its wireless and PCS licenses. Therefore, the Company is not amortizing its wireless and PCS licenses based on the determination that these assets have indefinite lives. In accordance with SFAS No. 142, the Company evaluates its determination of indefinite useful lives for its wireless and PCS licenses each reporting period. SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment at least annually by comparing the fair value of the assets to their carrying amount. Upon adoption of SFAS No. 142 on January 1, 2002, the Company completed an impairment test for its wireless and PCS licenses that determined recognition of an impairment loss was not necessary, since the carrying value of its wireless and PCS licenses did not exceed their fair value. The Company initially determined the fair value of its wireless and PCS licenses for purposes of these tests primarily by first performing a market value comparison of similar licenses against their carrying value and then performing a discounted cash flow valuation of the reporting unit against its total carrying value, including these licenses.
     The Company performs its annual impairment test as of the beginning of the fourth quarter or more frequently if events or changes in circumstance indicate possible impairment. The Company determines the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The annual impairment test conducted has resulted in no impairment charges being assessed since 2002. However, $38,821 of goodwill associated with the Company’s directories business was sold during 2003.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
4. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)
SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their residual values and reviewed for impairment. In 2003, the Company accelerated the amortization of its other intangible assets and retired those assets. The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset as of December 31, 2005 based on the Company’s reassessment of previously recognized intangible assets and their remaining amortization lives in accordance with the adoption of SFAS No. 142:

	Gross Carrying	Accumulated	Amortizable
	Amount	Amortization	Life
Amortizable intangible assets:
Customer lists	$915	$(824)	5

Indefinite-lived intangible assets:
Cellular licenses	$18,194
PCS licenses	3,323
Domain names and trade names	80

Total indefinite-lived intangible assets	$21,597

     For amortizable intangible assets the total intangible amortization expense for the years ended December 31, 2005, 2004 and 2003 was $183, $183 and $951, respectively. The estimated remaining amortization expense as of December 31, 2005, is $91 for the year ending December 31, 2006.
5. ACCOUNTS PAYABLE, ACCRUED AND OTHER CURRENT LIABILITIES
     Accounts payable, accrued and other current liabilities consist of the following at December 31, 2005 and 2004:

	2005	2004
Accounts payable — trade	$15,993	$9,389
Accrued payroll, benefits, and related liabilities	13,731	10,841
Dividend payable	8,347	5,694
Litigation reserve	1,017	4,188
Refundable access revenue	2,941	2,605
Accrued interest	2,503	8,717
Other	10,388	12,409

Accounts payable, accrued and other current liabilities	$54,920	$53,843

6. LONG-TERM OBLIGATIONS
     Long-term obligations consist of the following at December 31, 2005 and 2004:

	2005	2004
2003 senior credit facility term loan	$—	$198,000
2005 senior credit facility term loan	375,000	—
9 3/8% senior subordinated notes due 2009	—	147,500
9 7/8% senior unsecured notes due 2011	64,978	177,650
Original issue discount — 9 7/8% senior unsecured notes due 2011	(1,618)	(5,321)
Capital leases and other long-term obligations	7,218	8,060

	445,578	525,889
Less current portion	683	2,298

Long-term obligations, net of current portion	$444,895	$523,591

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
6. LONG-TERM OBLIGATIONS (Continued)
     The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to December 31, 2005 are as follows:

2006	$970
2007	1,028
2008	926
2009	677
2010	643
Thereafter	442,952

$447,196

     2005 Senior Credit Facility
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
     The $335,000 term loan under the 2005 senior credit facility was drawn on February 1, 2005, and generally bears interest at an annual rate of LIBOR plus 2.00%, with a term of seven years from the date of closing and no scheduled principal payments before maturity. The $45,000 un-drawn revolving credit facility, to the extent drawn in the future, will bear interest at an annual rate of LIBOR plus 2.00% and have a term of six years from the date of closing. To the extent the $45,000 revolving credit facility under the 2005 senior credit facility remains un-drawn, the Company will pay an annual commitment fee of 0.375% of the un-drawn principal amount over its term. The Company also entered into floating-to-fixed interest rate swaps with total notional amounts of $135,000 and $85,000, respectively, which swap the floating interest rate on a portion of the term loan borrowings under the 2005 senior credit facility for a five year term at a fixed rate of 6.13% and 6.50% per year, respectively, inclusive of the 2.00% premium over LIBOR. The swaps are accounted for as cash flow hedges.
     On July 15, 2005, the Company completed a refinancing transaction whereby it amended and entered into a new term loan under its 2005 senior credit facility with substantially the same terms, increasing the size of the facility to $420,000 and used the $40,000 of term loan and cash on hand to repurchase $41,326 of outstanding principal of its senior unsecured notes, together with redemption premiums, accrued interest and transaction fees and expenses associated with the refinancing transaction of $9,258. The Company recorded a loss on the early extinguishment of debt of $6,888 and capitalized deferred financing costs of $670 associated with this refinancing transaction. In addition, the Company entered into a $40,000 notional amount fixed to floating swap arrangement, effectively fixing the rate on the new term loan at 6.43% per year for a period of six years.
     In February 2006, the Company again amended and increased its 2005 senior credit facility by $52,900 and re-priced the facility to LIBOR plus 1.75%, down from LIBOR plus 2.00%. See “Note 23, Subsequent Events” for more information on this transaction.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
6. LONG-TERM OBLIGATIONS (Continued)
     Senior Unsecured Notes
     On August 26, 2003, the Company issued $182,000 in aggregate principal amount of 9 7/8 % senior unsecured notes due 2011. Interest on the notes is payable semi-annually on February 15 and August 15. The notes will mature on August 15, 2011, and are redeemable, in whole or in part, at the option of the Company, at any time on or after August 15, 2007, at 104.938% of the principal amount declining to 100% of the principal amount on or after August 15, 2010. The notes contain a number of restrictive covenants, including covenants limiting incurrence of debt and the payment of dividends. In the first and third quarters of 2005 the Company repurchased $100,672 of the outstanding principal together with tender premiums and interest accrued. In the fourth quarter of 2005 and the first quarter of 2006, the Company repurchased $12,000 and $8,039, respectively, of outstanding principle together with tender premiums and interest accrued. In February 2006, ACS Holdings commenced a cash tender offer for any and all of the remaining $56,939 aggregate principal balance outstanding on these notes. See “Note 23, Subsequent Events” for more information on this transaction.
     Capital leases and other long-term obligations
     The Company has entered into various capital leases and other debt agreements totaling $7,218 and $8,060 with a weighted average interest rate of 9.82% and 9.75% at December 31, 2005 and 2004, respectively.
     As of December 31, 2005 and December 31, 2004, the Company was in compliance with all of its debt covenants.
7. OTHER DEFERRED CREDITS AND LONG-TERM LIABILITIES
     Deferred credits and other long-term liabilities consist of the following at December 31, 2005 and 2004:

	2005	2004
Refundable access revenue	$16,256	$15,952
Additional pension liability	5,363	5,676
Other deferred credits	2,450	1,939
Regulatory liabilities — accumulated removal costs	58,154	54,349

	$82,223	$77,916

8. LOCAL TELEPHONE OPERATING REVENUE
     Local telephone operating revenues consist of the following for the years ended December 31:

	2005	2004	2003
Local network service	$86,482	$91,669	$96,357
Network access revenue	92,379	97,536	97,759
Deregulated revenue and other	23,981	21,982	21,570

Total local telephone operating revenues	$202,842	$211,187	$215,686

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
9. CONTRACT TERMINATION AND ASSET IMPAIRMENT CHARGES
     During the year ended December 31, 2003, the Company recorded $54,858 in contract termination and asset impairment charges. These charges resulted from (1) the early termination of a 5 year comprehensive Telecommunications Partnering Agreement (“TPA”) with the State of Alaska, and (2) an impairment of fiber optic indefeasible rights of use and IP network and service center assets resulting from the termination of the TPA and changes in the communications industry and the economy. The following table itemizes the components of the contract termination and asset impairment charges:

Contract termination charges:
Contract termination payment	$3,448
Loss on disposal of assets	5,648
Accounts receivable and working capital write-downs	3,575

Total contract termination charges	12,671
Asset impairment charges	42,187

Total contract termination and asset impairment charges	$54,858

     Contract Termination Charges
     On September 15, 2003, the Company received notification from the State of Alaska that it intended to terminate the TPA with the Company and disentangle the contract. Subsequently, the Company and the State negotiated and agreed to a definitive Settlement Agreement and Mutual Release (the “Settlement Agreement”) effective October 14, 2003, outlining the terms of disentanglement between the parties. Under the terms of the Settlement Agreement, the Company agreed to pay a cash settlement to the State of Alaska of $3,448, one half of which was due upon signing the agreement and one half of which was due upon completion of disentanglement. The Company also agreed to transfer to the State title to certain assets used in providing services under the TPA which resulted in a net loss on disposal of those assets of $5,648. Based on the terms of the Settlement Agreement, the Company determined that certain accounts receivable and working capital associated with the TPA will not be fully recoverable and wrote them down to their estimated net realizable value, resulting in a charge of $3,575 during 2003.
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
10. GAIN (LOSS) ON DISPOSAL OF ASSETS
     The Company sold various non-LEC equipment and a piece of property for a net gain of $152 in 2005. In 2004 the Company recognized a $2,854 loss from the sale of certain wireless assets driven by the network upgrade from TDMA to CDMA, and in 2003, a $112,622 gain, primarily due to the $113,518 gain on sale of the Directories Business. The transactions below summarize the 2003 activity related to the directory sale:

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
10. GAIN (LOSS) ON DISPOSAL OF ASSETS (Continued)
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
11. NON-OPERATING CHARGES
     The Company periodically evaluates the fair value of its investments and other non-operating assets against their carrying value whenever market conditions indicate a change in that fair value. Any changes relating to declines in the fair value of non-operating assets are charged to non-operating expense under the caption Interest income and other in the Consolidated Statement of Operations. During the third quarter of 2003, the Company undertook an assessment of the net realizable value of its note receivable from Crest Communications LLC (“Crest”) and the option, as part of the note receivable, to purchase certain network assets from Crest as a result of changes in market and economic conditions (and a notice the Company received from the State of Alaska of termination of the TPA). As a result of the analysis, the Company recorded in Interest income and other in the Consolidated Statement of Operations a charge of $15,924 representing the estimated decline in fair value of the note receivable from Crest. At December 31, 2005, the full balance of the note and accrued interest of $2,692 was fully reserved. In January 2006, the Company executed definitive agreements to assume ownership of strategic fiber optic cable network assets from Crest Communications, LLC in exchange for this note receivable. See “Note 23 Subsequent events” for more information on this transaction.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
12. INCOME TAXES
     The difference between taxes calculated as if the statutory federal rate of 34% was applied to loss from continuing operations before income tax and the recorded tax benefit (expense) is reconciled as follows:

	2005	2004	2003
Computed federal income taxes at the 34% statutory rate	$14,156	$13,434	$1,864
(Increase) reduction in tax resulting from:
State income taxes (net federal benefit)	2,684	3,439	280
Original issue discount interest	—	(185)	(194)
Recovery of previously paid income tax	—	219	—
Write-off of original issue discount	—	(713)
Excess compensation not allowed	(596)	—	(343)
Stock based compensation	1,522	—	—
Other	(431)	(98)	(315)
Valuation allowance	(17,335)	(15,877)	(2,387)

Total income tax (expense) benefit	$—	$219	$(1,095)

     Current and deferred income taxes are summarized as follows:

	2005	2004	2003
Current:
Federal income tax	$—	$185	$(928)
State income tax	—	34	(167)

Total current	—	219	(1,095)

Deferred:
Federal income tax	—	—	—
State income tax	—	—	—

Total deferred	—	—	—
Total income tax (expense) benefit	$—	$219	$(1,095)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
12. INCOME TAXES (Continued)
     The effects of significant items comprising the Company’s net deferred tax liability at a combined federal and state effective rate of 40% were as follows:

	2005	2004
Deferred tax liabilities — long term:
Mark to market on interest rate swap	$(1,897)	$—
Other	(128)	(105)

Total long-term deferred tax liabilities	(2,025)	(105)

Deferred tax assets:
Current:
Accrued compensation	3,084	2,537
Accrued bad debts	2,483	8,404
Minimum pension liability adjustment	1,769	1,812
Contingent liabilities	789	1,660
Other	282	478

Total current deferred tax assets	8,407	14,891

Long-term:
Net operating loss carryforwards	68,502	54,503
Alternative minimum tax carryforward	876	876
Intangibles/Goodwill	33,063	39,937
Debt expense	1,365	—
Property, plant and equipment	16,109	1,669
FAS 123R	862	—
Other	444	437

Total long-term deferred tax assets	121,221	97,422

Total deferred tax assets	129,628	112,313

Valuation allowance	(127,603)	(112,208)

Net deferred tax asset	$—	$—

     In 2005, the Company recorded an increase in its valuation allowance of $15,395, net of ($1,940) reflected in equity. In 2004, the Company recorded an increased in its valuation allowance of $13,268 of which $0 was related to the effect of changes in comprehensive income. Based on past taxable losses and minimal expected taxable income, management believes it is more likely than not that deferred tax asset will not be realized.
     The Company has available at December 31, 2005, unused operating loss carry forwards of $171,254 that may be applied against future taxable income and that expire as shown below. As shown below the total Net Operating Loss (“NOL”) is made up of NOLs generated by the consolidated group and NOLs obtained with the 2000 acquisition of Internet Alaska. The Internet Alaska NOLs are limited by special rules known as Separate Return Limitation Year (“SRLY”) rules. SRLY NOLs can only be used in years that both the Consolidated Group and the entity that created the SRLY NOLs have taxable income. The tax benefits derived from the utilization of the SRLY NOLs will increase retained earnings.
     Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limit on the ability of a loss corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. On December 7, 2005, ACS underwent an ownership change subject to the Section 382 loss limitation rules. ACS now has an estimated loss limitation of $19,000 per year for the usage of NOLs prior to December 6, 2005 (old loss) to offset future taxable income.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
12. INCOME TAXES (Continued)

	Internet		Total
Year of	Alaska’s	Unused Operating	Unused Operating
Expiration	SRLY	Loss Carryforwards	Loss Carryforwards
2017	$27	$—	$27
2018	328	—	328
2019	852	—	852
2020	2,631	26,175	28,806
2021	—	49,464	49,464
2022	—	18,850	18,850
2024	—	45,293	45,293
2025	—	27,634	27,634

	$3,838	$167,416	$171,254

13. DISCONTINUED OPERATIONS
     On March 30, 2002, the Company approved a plan to sell its wireless cable television service segment. As a result of this decision, the operating revenue and expense of this segment have been classified as discontinued operations under SFAS No. 144 for all periods presented, and the assets and liabilities of the disposal group have been written down to their fair value, net of expected selling expenses. The income tax benefit in all periods was offset by a valuation allowance. The Company completed the disposal of its wireless cable television segment as of March 31, 2003. The following discloses the results of the discontinued operations for year ended December 31, 2003:

Operating revenue	$110
Operating expense	162

Operating loss	(52)
Interest expense	—
Other	—

Loss from operations of discontinued segment	(52)
Write down of net assets to fair value	—

Loss from discontinued operations	$(52)

14. EARNINGS PER SHARE
     Earnings per share are based on weighted average number of shares of common stock and dilutive potential common shares equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the treasury stock method. Due to the Company’s reported net losses, potential common share equivalents, which consisted of options and restricted stock granted to employees and deferred shares granted to directors, were anti-dilutive for the years ended December 31, 2005, 2004 and 2003. The following table sets forth the computation of basic earnings per share for the years ending December 31, 2005, 2004 and 2003:

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
14. EARNINGS PER SHARE (Continued)

	2005	2004	2003
Numerator:
Loss from continuing operations	$(41,635)	$(39,294)	$(6,578)
Loss from discontinued operations	—	—	(52)

Net loss	$(41,635)	$(39,294)	$(6,630)

Denominator:
Weighted average shares outstanding — basic and diluted	40,185	29,592	29,980

Basic and diluted earnings per share:
Loss from continuing operations	$(1.04)	$(1.33)	$(0.22)
Loss from discontinued operations	—	—	—

Net loss	$(1.04)	$(1.33)	$(0.22)

15. STOCK INCENTIVE PLANS
     Under various plans, ACS Group, through the Compensation Committee of the Board of Directors, may grant stock options, restricted stock, stock appreciation rights and other awards to officers, employees and non-employee directors. At December 31, 2005, ACS Group has reserved a total of 10,060 (10.06 million) shares of authorized common stock for issuance under the plans. In general, options under the plans vest ratably over three, four or five years and the plans terminate in 10 years. After the plans terminate, all shares granted under the plan, prior to its termination, continue to vest under the terms of the grant when it was awarded.
     Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan
     ACS Group has reserved 7,160 shares under this plan, which was adopted by the Company in November 1999. At December 31, 2005, 7,791 options have been granted, 3,049 have been forfeited, 2,637 have been exercised, and 2,418 shares are available for grant under the plan.
     In August 2005, the Company began granting restricted stock in lieu of stock options as the primary equity based incentive for executive and non-union represented employees. The time based restricted stock awards have vesting terms that can range from three to five years with equal annual vesting amounts. The performance based restricted stock awards cliff vest in five years and have accelerated vesting terms of one third per year if certain profitability and capital expenditure criteria are met. A long term incentive program (“LTIP”) also exists for executive management. LTIP awards also provide compensation from January 1, 2005 and cliff vest in five years with accelerated vesting in three years if cumulative three year profitability and capital expenditure criteria are met. During 2005, the Company recognized compensation expense of $1,602 for all restricted stock awards, net of estimated forfeitures, over the applicable vesting period based on the market value at the date of grant, discounted for estimated dividend payments that do not accrue to the employee during the vesting period. Additionally, $1,065 was recognized as compensation expense for stock options.
     Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan
     This plan was also adopted by ACS Group in November 1999 and will terminate December 31, 2009. The Company has reserved 1,550 shares under this plan. At December 31, 2005, 923 shares are available for issuance and sale. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week, is not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
15. STOCK INCENTIVE PLANS (Continued)
     A participant in the purchase plan may authorize regular salary deductions up to of a maximum of 15% and a minimum of 1% of base compensation. The fair market value of shares which may be purchased by any employee during any calendar year may not exceed $25. The amounts so deducted and contributed are applied to the purchase of full shares of common stock at 85% of the lesser of the fair market value of such shares on the date of purchase or on the offering date for such offering period. The offering dates are January 1 and July 1 of each purchase plan year, and each offering period will consist of one six-month purchase period. The first offering period under the plan commenced on January 1, 2000. Shares are purchased on the open market or issued from authorized but un-issued shares on behalf of participating employees on the last business days of June and December for each purchase plan year and each such participant has the rights of a stockholder with respect to such shares. During the year ended December 31, 2005, approximately 20% of eligible employees elected to participate in the plan. During 2005, 2004 and 2003, 56, 73 and 130 shares were issued, respectively. In 2005, we recognized compensation expense of $133 upon adoption of SFAS No. 123(R).
2003 Options for Officer Inducement Grant
     During 2003, the Company’s Board of Directors awarded 1,000 options as an inducement grant in hiring the Company’s Chief Executive Officer. As of December 31, 2005, 400 options have been exercised/converted and 600 are currently outstanding. The options were registered with the Securities Exchange Commission on Form S-8 during October 2004.
ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan
     The non-employee director stock compensation plan was adopted by ACS Group in November 1999. ACS Group has reserved 350 shares under this plan. At December 31, 2005, 172 shares have been awarded and 178 shares are available for grant under the plan. In 2005 and 2004, the plan required directors to receive not less than 50% and 25%, respectively, of their annual retainer in the form of ACS Group’s stock. Directors were permitted to elect up to 100% of their annual retainer in the form of ACS Group’s stock. Once a year, the Directors elect the method by which they receive their stock (issued or deferred). During the year ended December 31, 2005, 29 shares under the plan were awarded to directors, of which 11 were deferred until termination of service.
Fair Value Disclosures — Prior to SFAS No. 123(R) Adoption
     Stock-based compensation for the period prior to January 1, 2005, was determined using the intrinsic value method. See “Note 1, Description of the Company and Significant Accounting Policies” for the illustration of the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in periods prior to January 1, 2005.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
15. STOCK INCENTIVE PLANS (Continued)
Options and Restricted Stock Outstanding
Stock Options
     Proceeds from the exercise of stock options for the year ended December 31, 2005 was $5,280. Information on outstanding options under the plan for the year ended December 31, 2005 is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 1	3,184	$5.59
Granted	7	8.83
Exercised/Converted	(1,044)	5.06
Canceled or expired	(166)	9.46

Outstanding at December 31, 2005	1,981	5.56	7.05	$9,110

Exercisable at December 31, 2005	292	$9.53	4.61	183

Select information on equity instruments under the plan for the years ended December 21, 2005, 2004, and 2003 is as follows:

	2005	2004	2003
Weighted-average grant-date fair value of equity instruments granted	$8.63	$6.09	$2.84
Total fair value of shares vested during the period	$1,089	$962	$526
Total intrinsic value of options exercised	$5,076	$1,479	$—
Restricted Stock
     Restricted stock grants outstanding of 724 includes 697 of performance based shares at December 31, 2005, are as follows:

Weighted
Average
	Number of	Fair
	Shares	Value
Outstanding at January 1, 2005	—	$—
Granted	724	8.70
Vested	—	—
Canceled or expired	—	—

Outstanding at December 31, 2005	724	$8.70

     Unamortized stock-based payment and the weighted average expense period at December 31, 2005, are as follows:

		Average Period
	Unamortized	to Expense
	Expense	(years)
Stock options	$1,373	1.1
Restricted stock	4,695	1.9

Total	$6,068	1.7

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
16. RETIREMENT PLANS
     Pension benefits for substantially all of the Company’s employees are provided through the Alaska Electrical Pension Plan (“AEPP”). The Company pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined contribution plan, the accumulated benefits and plan assets are not determined for or allocated separately to the individual employer. The Company’s portion of the plan’s pension cost for 2005, 2004 and 2003 was $12,203, $12,342 and $12,654, respectively.
     The Company also provides a 401(k) retirement savings plan covering substantially all of its employees. The plan allows for discretionary contributions as determined by the Board of Directors, subject to Internal Revenue Code limitations. There was no matching contribution for 2005, 2004 or 2003.
     The Company also has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel’s Alaska Properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. Accrued benefits under the ACS Retirement Plan were determined in accordance with the provisions of the CenturyTel Plan. Upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the plan. On November 1, 2000, the ACS Retirement Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPP. As a result of this amendment, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plan is not adequately funded under ERISA at December 31, 2005, and management is considering whether to make a contribution in 2006 for the 2005 plan year. The Company uses a December 31 measurement date for the plan.
     In April 2005, ACS Group registered 250 shares of the Company’s common stock under the “Alaska Communications Systems Retirement Plan” for the purpose of funding its retirement plans. On April 14, 2005, ACS Group funded the ACS Retirement Plan for the 2004 plan year with approximately $600 by transferring 62 shares in lieu of cash. During May and June 2005, the plan administrators sold the stock resulting in net proceeds after commissions of $581. Since the plan was adequately funded on December 31, 2003, no contribution was made in 2004 for the 2003 plan year.
     The following is a reconciliation of the beginning and ending balances for 2005 and 2004 for the projected benefit obligation and the plan assets of the ACS Retirement Plan:

	2005	2004
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$13,327	$12,446
Interest cost	757	748
Actuarial loss	105	650
Benefits paid	(615)	(517)

Projected benefit obligation at end of year	$13,574	$13,327

Change in plan assets:
Fair value of plan assets at beginning of year	$10,069	$9,671
Return on plan assets	553	915
Contribution by employer	600	—
Benefits paid	(615)	(517)

Fair value of plan assets at end of year	$10,607	$10,069

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
16. RETIREMENT PLANS (Continued)
     The following table represents the funded status of the ACS Retirement Plan at December 31, 2005 and 2004:

	2005	2004
Projected benefit obligation	$(13,574)	$(13,327)
Plan assets at fair value	10,607	10,069

Funded status	(2,967)	(3,258)

Unrecognized prior service cost	942	1,145
Unrecognized net loss	4,422	4,531

Net amount recognized	$2,397	$2,418

The net amounts recognized in the balance sheet were classified as follows at December 31, 2005 and 2004:

	2005	2004
Accrued benefit liability	$(2,967)	$(3,258)
Intangible asset	942	1,145
Accumulated other comprehensive loss	4,422	4,531

Net amount recognized	$2,397	$2,418

     The accumulated benefit obligation for the plan was $13,574 and $13,327 at December 31, 2005 and 2004, respectively. The decrease in minimum liability included in comprehensive loss was $109 and $12 for the years ended December 31, 2005 and 2004, respectively.
     The following table represents the net periodic pension expense for the ACS Retirement Plan for 2005, 2004 and 2003:

	2005	2004	2003
Interest cost	$757	$748	$731
Expected return on plan assets	(813)	(754)	(664)
Amortization of loss	474	502	568
Amortization of prior service cost	203	203	203

Net periodic pension expense	$621	$699	$838

     The assumptions used to account for the plan as of December 31, 2005 and 2004 are as follows:

	2005	2004
Discount rate for projected benefit obligation	5.79%	5.75%
Discount rate for pension expense	5.75%	6.00%
Expected long-term rate of return on assets	8.00%	8.00%
Rate of compensation increase	0.00%	0.00%
     The expected long-term rate of return on assets rate is the best estimate of future expected return for the asset pool, given the expected returns and allocation targets for the various classes of assets.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
16. RETIREMENT PLANS (Continued)
     The plan’s asset allocations at December 31, 2005 and 2004, by asset category are as follows:

Asset Category	2005	2004
Equity securities*	70%	72%
Debt securities*	27%	28%
Other/Cash	3%	0%

Total	100%	100%

*	Note that mutual funds that may contain both stock and bonds may be included in these categories.
     The fundamental investment objective of the plan is to generate a consistent total investment return sufficient to pay plan benefits to retired employees, while minimizing the long term cost to the Company. The long-term (10 year and beyond) plan asset growth objective is to achieve a rate of return that exceeds the actuarial interest assumption after fees and expenses. Because of the Company’s long-term investment objectives, the Plan administrator is directed to resist being reactive to short-term capital market developments and to maintain an asset mix that is continuously rebalanced to adhere to the plan investment mix guidelines. The Plan’s investment goal is to protect the assets’ longer term purchasing power. The Plan’s assets are managed in a manner that emphasizes a higher exposure to equity markets versus other asset classes. It is expected that such a strategy will provide a higher probability of meeting the plan’s actuarial rate of return assumption over time.
     Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the plan:

Target
Equity securities	30%
Fixed income	60%
Other/cash	10%
     The benefits expected to be paid in the each of the next five years, and in the aggregate for the five fiscal years thereafter, are as follows:

2006	$663
2007	707
2008	760
2009	802
2010	843
2011-2015	4,659
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
     The Company uses the projected unit credit method for the determination of post retirement health cost for financial reporting and funding purposes and complies with the funding requirements under ERISA. The Company made a contribution of $51 to the ACS Health Plan during 2004. No contribution was made for 2005 or 2003. The Company uses a December 31 measurement date for the plan.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
16. RETIREMENT PLANS (Continued)
     The following is a reconciliation of the beginning and ending balances for 2005 and 2004 for the projected benefit obligation and the plan assets for the ACS Health Plan:

	2005	2004
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of the year:	$199	$265
Plan amendment	—	(90)
Service cost	—	6
Interest cost	11	16
Actuarial (gain)/loss	(38)	2
(Benefits paid)	(1)	—

Accumulated postretirement benefit obligation at end of the year	$171	$199

Change in plan assets:
Fair value of plan assets at beginning of year	$199	$138
Return on plan assets	7	10
Contributions	—	51
(Benefits paid)	(1)	—

Fair value of plan assets at end of year	$205	$199

     The following represents the net periodic postretirement benefit expense for the ACS Health Plan for 2005, 2004 and 2003:

	2005	2004	2003
Service cost	$—	$6	$14
Interest cost	11	16	18
Expected return on plan assets	(11)	(11)	(10)
Amortization of prior service cost	—	7	7
Curtailment loss	—	14	—

Net periodic postretirement benefit expense	$—	$32	$29

     The following table represents the funded status of the ACS Health Plan at December 31, 2005 and 2004:

	2005	2004
Accumulated postretirement benefit obligation	$(171)	$(199)
Plan assets at fair value	205	199

Funded status	34	—

Unrecognized prior service cost	$—	$—
Unrecognized net (gain) or loss	(59)	(25)

Prepaid (accrued) benefit costs	$(25)	$(25)

     The actuarial assumptions used to account for the ACS Health Plan as of December 31, 2005 and 2004 is an assumed discount rate of 5.79% and 5.75% for projected benefit obligation and an assumed discount rate of 5.75% and 6.75% for plan expense, respectively, and an expected long term rate of return on plan assets of 6.00% and 8.00%, respectively. The expected long-term rate of return on assets is the best estimate of future expected return for the asset pool, given the expected returns and allocation targets for the various classes of assets.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
16. RETIREMENT PLANS (Continued)
     For measurement purposes, the assumed annual rates of increase in health care costs are as follows:

Year	Pre 65 premiums	Post 65 premiums
1	9.00%	7.00%
2	8.00%	7.00%
3	7.00%	7.00%
4	7.00%	7.00%
5 and thereafter	7.00%	7.00%
     Assumed health care cost trend rates have a significant effect on the amounts reported for the ACS Health Plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2005:

	+1%	-1%
Effect on total of service and interest cost components	—	(1)
Effect on accumulated postretirement benefit obligation	8	(10)
     The ACS Health Plan’s asset allocations at December 31, 2005 and 2004, by asset category, are as follows:

Asset Category	2005	2004
Equity securities*	33%	31%
Debt securities*	63%	58%
Other/Cash	4%	11%

Total	100%	100%

*	Note that mutual funds that may contain both stock and bonds may be included in these categories.
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
     Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the plan:

Target
Equity securities	30%
Fixed income	60%
Other/cash	10%
     The benefits expected to be paid in the each of the next five years, and in the aggregate for the five fiscal years thereafter are as follows:

2006	$9
2007	9
2008	16
2009	16
2010	16
2011-2015	69

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
17. BUSINESS SEGMENTS
     The Company has four reportable segments: local telephone, wireless, Internet and interexchange. Local telephone provides landline telecommunications services and consists of local telephone service, network access and deregulated and other revenue; wireless provides wireless telecommunications service; Internet provides Internet service and advanced IP based private networks and interexchange provides switched and dedicated long distance services. Each reportable segment is a strategic business and offers different services than those offered by the other segments. The Company evaluates the performance of its segments based on operating income (loss).
     Previously, the Company reported its Directories Business as a separate segment. The Company sold over 99.9% interest in its Directories Business during 2003 and is no longer directly engaged in day-to-day management of that business. As a result of this transaction the Company owns less than 0.1% and the Directories Business no longer constitutes a reportable segment. Accordingly, the historical operating results for the Directories Business are included in “All Other" in the accompanying tables. The Company also had a wireless cable television service segment that did not meet the criteria for a reportable segment and was previously included in “All Other” and is now reported as discontinued operations.
     The Company incurs interest expense, interest income, equity in earnings of investments and other operating and non-operating income and expense at the corporate level which are not allocated to the business segments, or evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non-operating income and expense items are provided in the accompanying table under the caption “All Other" in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at either the Company or ACS Holdings and are allocated to the business segments based on operating revenue. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2005:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$202,845	$86,279	$21,924	$21,434	$22,624	$(28,297)	$326,809
Depreciation and amortization	52,655	10,521	3,950	301	15,392	—	82,819
Operating income (loss)	3,209	23,577	(6,427)	284	6,498	—	27,141
Interest expense	(454)	(2)	—	(182)	(35,256)	—	(35,894)
Loss on extinguishment of debt	—	—	—	—	(34,882)	—	(34,882)
Interest income	—	—	—	—	2,253	—	2,253
Income tax (expense) benefit	1,267	9,694	—	—	(10,961)	—	—
Net income (loss)	1,488	13,861	(6,427)	102	(50,659)	—	(41,635)
Total assets	423,815	126,133	(7,050)	21,847	11,668	—	576,413
Capital expenditures	30,173	12,148	15,296	455	6,325	—	64,397
     Operating revenue disclosed above includes inter-segment operating revenue of $60,516 of which $28,297 is eliminated. By segment, intercompany revenue balances are as follows: local telephone, $28,782 of which $17 is eliminated; wireless, $2,524 of which $44 is eliminated; Internet, $453 of which $252 is eliminated; interexchange, $6,147 of which $5,374 is eliminated; and all other, $22,610 of which $22,610 is eliminated. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
17. BUSINESS SEGMENTS (Continued)
     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2004:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$211,169	$56,743	$20,280	$17,067	$23,097	$(25,649)	$302,707
Depreciation and amortization	52,368	7,480	3,925	430	14,184	—	78,387
Operating income (loss)	13,298	4,257	(10,304)	(3,402)	6,269	—	10,118
Interest expense	(311)	(13)	—	(187)	(47,354)	—	(47,865)
Loss on extinguishment of debt	—	—	—	—	(3,423)	—	(3,423)
Interest income	—	—	—	—	1,633	—	1,633
Income tax (expense) benefit	(5,254)	(1,854)	—	—	7,327	—	219
Net income (loss)	7,733	2,390	(10,304)	(3,589)	(35,524)	—	(39,294)
Total assets	482,062	113,024	2,923	22,695	16,423	—	637,127
Capital expenditures	26,426	13,935	4,654	5	6,402		51,422
     Operating revenue disclosed above includes inter-segment operating revenue of $53,576 of which $25,649 is eliminated. By segment, intercompany revenue balances are as follows: local telephone, $25,612, of which $7 is eliminated; wireless, $2,046 of which $49 is eliminated; Internet, $210, of which $107 is eliminated; interexchange, $2,667 of which $2,414 is eliminated; and all other, $23,041 of which $23,072 is eliminated. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above.
     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2003:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$215,675	$46,628	$33,026	$20,562	$37,205	$(29,249)	$323,847
Depreciation and amortization	51,235	6,527	8,759	1,068	14,596	—	82,185
Operating income (loss)	24,365	3,043	(60,442)	(21,012)	129,450	(9)	75,395
Interest expense	(441)	(5)	(67)	(164)	(49,727)	—	(50,404)
Loss on extinguishment of debt	—	—	—	—	(21,066)	—	(21,066)
Interest income	30	—	—	—	1,557	—	1,587
Income tax (expense) benefit	(9,950)	(1,412)	—	—	10,267	—	(1,095)
Income (loss) from continuing operations	14,004	1,626	(60,513)	(21,176)	59,490	(9)	(6,578)
Total assets	508,154	102,431	23,315	27,959	23,532	—	685,391
Capital expenditures	24,113	13,018	5,255	98	8,422	—	50,906
     Operating revenue disclosed above includes inter-segment operating revenue of $27,620 for local telephone, $1,801 for wireless, $2,482 for interexchange and $493 for all other. In accordance with SFAS No. 71, intercompany revenues between local telephone and non-local telephone operations are not eliminated above.
18. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
     Fox Paine & Company, LLC (“Fox Paine”), ACS Group’s largest stockholder, was entitled to receive an annual management fee in the amount of 1% of the Company’s net income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (loss) of investments, calculated without regard to the fee pursuant to an agreement dated May 14, 1999. The annual management fee obligation to Fox Paine was terminated for periods beginning after December 31, 2004. A $2,700 transaction fee was paid to Fox Paine in February 2005 in connection with assistance rendered in structuring a stock offering and refinancing transaction that the Company completed during the first quarter of 2005. The transaction fee agreement was approved by the Company’s board of directors. The management fee expense for the years ended December 31, 2005, 2004 and 2003 was $38, $943 and $930, respectively. The management fee payable at December 31, 2005 and 2004 was $0 and $946, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
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
     Mr. W. Dexter Paine, III, a co-founder and President of Fox Paine, currently serves as a director of ACS Group. Mr. Saul A. Fox, also a co-founder of Fox Paine and its Chief Executive Officer, served on the ACS Group board through July 25, 2005 as did Mr. Wray Thorn, a former director of Fox Paine. On July 25, 2005, Mr. Fox was replaced on the Board by Mr. John Gibson, currently the Executive Managing Director of Fox Paine.
     During 2003, the Company spun off its Directory Business to ACS Media LLC and subsequently sold 99.9% of its interest in ACS Media LLC to the public through a Canadian income fund. As part of that transaction, the Company entered into several long-term contracts with ACS Media LLC, including a 50-year publishing agreement, a 50-year license agreement, and a 45-year non-compete agreement and a 10-year billing and collection agreement. At December 31, 2005, the Company had recorded in Accounts payable-affiliates, $2,844 due to ACS Media LLC under these contracts, primarily under the billing and collection agreement. The Company has a right to minority representation of one manager of the permitted nine managers of ACS Media LLC as long as its contracts with ACS Media LLC are in effect. Currently, Leonard A. Steinberg, an officer of the Company, is a manager of ACS Media LLC.
     On September 14, 2003, the Company entered into an agreement with a retiring officer to reacquire 267 shares of the Company’s stock owned by the officer in January 2004, at a purchase price per share equal to the highest average closing price of a share of the Company’s stock during any 5-consecutive day trading period in January 2004. The officer delivered the shares to the Company in 2004, and the Company made repurchase payments totaling $1,262 to the officer in four equal quarterly installments commencing on March 31, 2004. Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the obligation was initially measured at fair value. If the obligation had been settled on December 31, 2003, the Company would have paid $1,265 for those shares and, accordingly, $1,265 was included in Accounts payable-affiliates on the Consolidated Balance Sheets of the Company at that date. As of September 30, 2004, the Company had redeemed all of the outstanding shares subject to mandatory redemption.
     On May 14, 1999, the Company entered into a stockholders’ agreement with Fox Paine Capital Fund, investors affiliated with Fox Paine Capital Fund, and several non-fund investors, including co-investors and some of the Company’s former officers. Under the stockholders’ agreement, subject to limited exceptions, Fox Paine Capital Fund and its affiliates, as a group, may make up to six demands for registration under the Securities Act of their shares of common stock, and the Company is obligated to bear the fees and expenses of such registration and offering other than underwriting discounts.
     On November 29, 2005, the Company filed a preliminary prospectus supplement relating to a proposed offering of 10.0 million shares of its common stock by Fox Paine. This offering was completed on December 7, 2005 and Fox Paine now beneficially owns 22.8% of our outstanding common stock. The Company incurred approximately $500 in transaction fees associated with the offering.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
19. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company has used derivative financial instruments to partially hedge variable interest transactions in the past and expects to do so in the future, when appropriate, for managing interest rate risk. To the extent that derivative financial instruments are outstanding as of a period end, the fair value of those instruments, represented by the estimated amount the Company would receive or pay to terminate the agreement, is reported on the balance sheet.
     On February 1, 2005 and March 21, 2005, the Company entered into floating-to-fixed interest rate swaps with total notional amounts of $135,000, and $85,000, respectively, which swap the floating interest rate on a portion of the term loan borrowings under the 2005 senior credit facility for a five year term at a fixed rate of 6.13% and 6.50%, per year, respectively, inclusive of a 2.00% premium over LIBOR. On July 15, 2005, the Company entered into a six year $40,000 notional amount fixed to floating swap arrangement, effectively fixing the rate on the new term loan at 6.43% per year inclusive of a 2.00% premium over LIBOR. On December 31, 2005 these swaps (the “2005 Swaps”) were effective. The 2005 Swaps have been marked to market with $4,744 recorded as other comprehensive income on the Company’s Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) and have a corresponding asset recorded in Deferred charges on the Consolidated Balance Sheet. In February 2006, the Company successfully re-priced the 2005 senior secured credit facility from LIBOR plus 2.00% to LIBOR plus 1.75%, reducing the rate for fixed rate for the 2005 Swaps by 0.25%.
     The Company entered into a variable-to-fixed interest rate swap agreement during 1999 which was subsequently extinguished in November 2003. For the year ended December 31, 2003, realized changes in the fair value of the cash flow hedge amounted to a charge of $15,647, of which the ineffective portion was $231. Both the realized effective and ineffective components of the cash flow hedge were recorded as an increase in interest expense.
     In February 2006, the Company executed $115,000 and $52,900 million notional amount floating-to-fixed interest rate swap agreements related to the 2005 senior secured bank credit facility at a rate of 6.71% and 6.75%, respectively, inclusive of a 1.75% premium over LIBOR. See “Note 23, Subsequent events” for more information on these transactions.
20. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The fair values of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying values due to their short-term nature. The fair value for the Company’s 2005 senior credit facility, senior unsecured notes, capital leases and other long-term obligations were estimated based on quoted market prices. The Company held in-the-money interest rate swaps at December 31, 2005 that were marked to market. The carrying value of $4,744 and fair value are equal on that date.
     The following table summarizes the Company’s carrying values and fair values of the debt components of its financial instruments at December 31, 2005:

	Carrying	Fair
	Value	Value
New senior credit facility term loan	$375,000	$378,281
9 7/8% senior unsecured notes due 2011	63,360	69,221
Capital leases and other long-term obligations	7,218	7,218

	$445,578	$454,720

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
20. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
     The following table summarizes the Company’s carrying values and fair values of the debt components of its financial instruments at December 31, 2004:

	Carrying	Fair
	Value	Value
2003 senior credit facility term loan	$198,000	$200,723
9 3/8% senior subordinated notes due 2009	147,500	152,294
9 7/8% senior unsecured notes due 2011	172,329	190,974
Capital leases and other long-term obligations	8,060	8,060

	$525,889	$552,051

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     ACS Group and ACS Holdings’ subsidiaries are guarantors under ACS Holdings’ 9 7/8/% senior unsecured notes. All ACS Group’s and Holdings’ subsidiaries (the “Combined Subsidiaries”) are 100% owned. The guarantees are full and unconditional. In addition, all guarantees are joint and several. Accordingly, the interim condensed consolidating financial statements are presented below:
Condensed Consolidated Balance Sheet
December 31, 2005

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$132	$28,745	$—	$—	$28,877
Restricted cash	—	4,415	—	—	4,415
Short-term investments	—	10,525	—	—	10,525
Accounts receivable — trade, net	18,391	22,689	—	—	41,080
Accounts receivable — affiliates	6,854	(8,372)	1,518	—	—
Materials and supplies	7,885	—	—	—	7,885
Prepayments and other current assets	1,720	1,725	—	—	3,445

Total current assets	34,982	59,727	1,518	—	96,227

Investments	10	354,952	(20,346)	(334,606)	10

Property, plant and equipment	1,006,723	110,057	—	—	1,116,780
Less: accumulated depreciation and amortization	644,820	73,930	—	—	718,750

Property, plant and equipment, net	361,903	36,127	—	—	398,030

Goodwill	—	—	—	38,403	38,403
Intangible assets, net	21,688	—	—	—	21,688
Debt issuance costs, net	—	11,733	—	—	11,733
Deferred charges and other assets	552	9,770	—	—	10,322

Total assets	$419,135	$472,309	$(18,828)	$(296,203)	$576,413

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$596	$87	$—	$—	$683
Accounts payable — affiliates	2,773	71	—	—	2,844
Accounts payable, accrued and other current liabilities	12,133	39,810	36	2,941	54,920
Advance billings and customer deposits	9,706	6	—	—	9,712

Total current liabilities	25,208	39,974	36	2,941	68,159

Long-term obligations, net of current portion	3,561	441,334	—	—	444,895
Deferred income taxes	(5,984)	5,984	—	—	—
Other deferred credits and long-term liabilities	79,801	5,363	—	(2,941)	82,223

Total liabilities	102,586	492,655	36	—	595,277

Stockholders’ equity (deficit):
Common stock	2	—	462	(2)	462
Treasury stock	—	—	(18,443)	—	(18,443)
Paid in capital in excess of par value	491,240	297,356	333,522	(788,596)	333,522
Retained earnings (accumulated deficit)	(174,693)	(318,024)	(334,727)	492,717	(334,727)
Accumulated other comprehensive income	—	322	322	(322)	322

Total stockholders’ equity (deficit)	316,549	(20,346)	(18,864)	(296,203)	(18,864)

Commitments and contingencies
Total liabilities and stockholders’ equity (deficit)	$419,135	$472,309	$(18,828)	$(296,203)	$576,413

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidated Balance Sheet
December 31, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$99	$50,561	$—	$—	$50,660
Restricted cash	—	4,690	—	—	4,690
Short-term investments	—	35,200	—	—	35,200
Accounts receivable-trade, net	15,397	24,857	—	(841)	39,413
Accounts receivable-affiliates	12,490	(13,578)	1,088	—	—
Materials and supplies	6,623	—	—	—	6,623
Prepayments and other current assets	1,493	2,231	—	—	3,724

Total current assets	36,102	103,961	1,088	(841)	140,310

Investments	10	360,418	(35,335)	(325,083)	10

Property, plant and equipment	957,589	104,178	—	—	1,061,767
Less: accumulated depreciation and amortization	590,471	58,984	—	—	649,455

Property, plant and equipment, net	367,118	45,194	—	—	412,312

Goodwill	—	—	—	38,403	38,403
Intangible assets, net	21,871	—	—	—	21,871
Debt issuance costs, net	—	15,482	—	—	15,482
Deferred charges and other assets	1,772	6,967	—	—	8,739

Total assets	$426,873	$532,022	$(34,247)	$(287,521)	$637,127

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$548	$1,750	$—	$—	$2,298
Accounts payable-affiliates	2,964	1,009	—	—	3,973
Accounts payable, accrued and other current liabilities	14,705	40,784	(805)	(841)	53,843
Advance billings and customer deposits	8,942	6	—	—	8,948

Total current liabilities	27,159	43,549	(805)	(841)	69,062

Long-term obligations, net of current portion	4,114	519,477	—	—	523,591
Deferred income taxes	1,345	(1,345)	—	—	—
Other deferred credits and long-term liabilities	72,240	5,676	—	—	77,916

Total liabilities	104,858	567,357	(805)	(841)	670,569

Stockholders’ equity (deficit):
Common stock	2	—	352	(2)	352
Treasury stock	—	—	(18,443)	—	(18,443)
Paid in capital in excess of par value	491,240	245,585	282,272	(736,825)	282,272
Retained earnings (accumulated deficit)	(169,227)	(276,389)	(293,092)	445,616	(293,092)
Accumulated other comprehensive loss	—	(4,531)	(4,531)	4,531	(4,531)

Total stockholders’ equity (deficit)	322,015	(35,335)	(33,442)	(286,680)	(33,442)

Commitments and contingencies
Total liabilities and stockholders’ equity (deficit)	$426,873	$532,022	$(34,247)	$(287,521)	$637,127

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidated Statement of Operations
Year Ended December 31, 2005

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$202,845	$22,624	$—	$(22,627)	$202,842
Wireless	86,279	—	—	(44)	86,235
Internet	21,924	—	—	(252)	21,672
Interexchange	21,434	—	—	(5,374)	16,060

Total operating revenue	332,482	22,624	—	(28,297)	326,809

Operating expense:
Local telephone (exclusive of depreciation and amortization)	146,980	734	—	(20,732)	126,982
Wireless (exclusive of depreciation and amortization)	52,665	—	—	(3,258)	49,407
Internet (exclusive of depreciation and amortization)	24,070	—	—	(772)	23,298
Interexchange (exclusive of depreciation and amortization)	20,849	—	—	(3,535)	17,314
Depreciation and amortization	67,427	15,392	—	—	82,819
Loss (gain) on disposal of assets, net	(152)	—	—	—	(152)

Total operating expense	311,839	16,126	—	(28,297)	299,668

Operating income	20,643	6,498	—	—	27,141

Other income (expense):
Interest expense	(638)	(35,256)	—	—	(35,894)
Loss on extinguishment of debt	—	(34,882)	—	—	(34,882)
Interest income	—	2,253	—	—	2,253
Other	(20)	(250)	—	—	(270)

Total other income (expense)	(658)	(68,135)	—	—	(68,793)

Income (loss) before income taxes and discontinued operations	19,985	(61,637)	—	—	(41,652)
Income tax (expense) benefit	(10,968)	10,968	—	—	—
Equity in income (loss) of investments	17	9,034	(41,635)	32,601	17

Income (loss) from continuing operations	9,034	(41,635)	(41,635)	32,601	(41,635)
Loss from discontinued operations	—	—	—	—	—

Net income (loss)	$9,034	$(41,635)	$(41,635)	$32,601	$(41,635)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidated Statement of Operations
Year Ended December 31, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$211,169	$23,097	$—	$(23,079)	$211,187
Wireless	56,743	—	—	(49)	56,694
Internet	20,280	—	—	(107)	20,173
Interexchange	17,067	—	—	(2,414)	14,653

Total operating revenue	305,259	23,097	—	(25,649)	302,707

Operating expense:
Local telephone (exclusive of depreciation and amortization)	145,507	2,585	—	(20,174)	127,918
Wireless (exclusive of depreciation and amortization)	42,179	—	—	(4,261)	37,918
Internet (exclusive of depreciation and amortization)	26,689	—	—	(950)	25,739
Interexchange (exclusive of depreciation and amortization)	20,037	—	—	(264)	19,773
Depreciation and amortization	64,203	14,184	—	—	78,387
Loss (gain) on disposal of assets, net	2,795	59	—	—	2,854

Total operating expense	301,410	16,828	—	(25,649)	292,589

Operating income	3,849	6,269	—	—	10,118

Other income (expense):
Interest expense	(511)	(46,010)	(1,120)	—	(47,641)
Loss on extinguishment of debt	—	—	(3,423)	—	(3,423)
Interest income	—	1,633	—	—	1,633
Other	—	(216)	—	—	(216)

Total other income (expense)	(511)	(44,593)	(4,543)	—	(49,647)

Income (loss) before income taxes and discontinued operations	3,338	(38,324)	(4,543)	—	(39,529)

Income tax (expense) benefit	(5,620)	5,839	—	—	219
Equity in income (loss) of investments	16	(2,266)	(34,751)	37,017	16

Income (loss) from continuing operations	(2,266)	(34,751)	(39,294)	37,017	(39,294)
Loss from discontinued operations	—	—	—	—	—

Net income (loss)	$(2,266)	$(34,751)	$(39,294)	$37,017	$(39,294)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidated Statement of Operations
Year Ended December 31, 2003

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$215,675	$25,574	$—	$(25,563)	$215,686
Wireless	46,628	—	—	(80)	46,548
Directory	11,631	—	—	—	11,631
Internet	33,026	—	—	—	33,026
Interexchange	20,562	—	—	(3,606)	16,956

Total operating revenue	327,522	25,574	—	(29,249)	323,847

Operating expense:
Local telephone (exclusive of depreciation and amortization)	136,860	1,298	—	(21,505)	116,653
Wireless (exclusive of depreciation and amortization)	34,922	—	—	(3,858)	31,064
Directory (exclusive of depreciation and amortization)	5,359	—	—	(110)	5,249
Internet (exclusive of depreciation and amortization)	47,066	—	—	(1,543)	45,523
Interexchange (exclusive of depreciation and amortization)	27,766	—	—	(2,224)	25,542
Other (exclusive of depreciation and amortization)	9	—	—	(9)	—
Contract termination and asset impairment charges	54,858	—	—	—	54,858
Depreciation and amortization	67,591	14,594	—	—	82,185
Loss (gain) on disposal of assets, net	(112,642)	20	—	—	(112,622)

Total operating expense	261,789	15,912	—	(29,249)	248,452

Operating income	65,733	9,662	—	—	75,395

Other income (expense):
Interest expense	(677)	(46,917)	(2,648)	—	(50,242)
Loss on extinguishment of debt	—	(21,066)	—	—	(21,066)
Interest income	30	1,557	—	—	1,587
Other	4,257	(16,197)	—	—	(11,940)

Total other income (expense)	3,610	(82,623)	(2,648)	—	(81,661)

Income (loss) before income taxes and discontinued operations	69,343	(72,961)	(2,648)	—	(6,266)

Income tax (expense) benefit	(62,680)	61,585	—	—	(1,095)
Equity in income (loss) of investments	783	7,394	(3,982)	(3,412)	783

Income (loss) from continuing operations	7,446	(3,982)	(6,630)	(3,412)	(6,578)
Loss from discontinued operations	(52)	—	—	—	(52)

Net income (loss)	$7,394	$(3,982)	$(6,630)	$(3,412)	$(6,630)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
     21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2005

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$67,013	$2,727	$1,096	$(14,500)	$56,336

Cash Flows from Investing Activities:
Construction and capital expenditures	(51,975)	(6,447)	—	—	(58,422)
Purchase of short-term investments	—	(95,095)	—	—	(95,095)
Proceeds from sale of short-term investments	—	119,770	—	—	119,770
Release of funds from escrow	—	975	—	—	975
Placement of funds in escrow	—	(700)	—	—	(700)

Net cash provided (used) by investing activities	(51,975)	18,503	—	—	(33,472)

Cash Flows from Financing Activities:
Payments on long-term debt	(505)	(458,510)	—	—	(459,015)
Proceeds from issuance of long-term debt	—	375,000	—	—	375,000
Debt issuance costs	—	(11,307)	—	—	(11,307)
Payment of dividends on common stock	—	—	(30,393)	—	(30,393)
Dividends	(14,500)	—	—	14,500	—
Capital contributions	—	51,771	(51,771)	—	—
Issuance of common stock	—	—	88,885	—	88,885
Stock issuance costs	—	—	(7,817)	—	(7,817)

Net cash provided (used) by financing activities	(15,005)	(43,046)	(1,096)	(14,500)	(44,647)

Increase (decrease) in cash and cash equivalents	33	(21,816)	—	—	(21,783)
Cash and cash equivalents, beginning of the period	99	50,561	—	—	50,660

Cash and cash equivalents, end of the period	$132	$28,745	$—	$—	$28,877

Supplemental Cash Flow Data:
Interest paid	$467	$39,007	$—	$—	$39,474

Supplemental Non-cash Transactions:
Minimum pension liability adjustment	$—	$(109)	$(109)	$109	$(109)
Interest rate swap	—	(4,744)	(4,744)	4,744	$(4,744)
Dividend declared, but not paid	—	—	(8,347)	—	$(8,347)
Stock funding of pension	—	599	599	(599)	$599
Construction & capital not paid	(6,097)	122	—	—	$(5,975)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$89,264	$16,669	$8,837	$(55,745)	$59,025

Cash Flows from Investing Activities:
Construction and capital expenditures	(52,105)	683	—	—	(51,422)
Purchase of short-term investments	—	(154,650)	—	—	(154,650)
Proceeds from sale of short-term investments	—	162,672	—	—	162,672
Placement of funds in escrow	—	(1,055)	—	—	(1,055)

Net cash provided (used) by investing activities	(52,105)	7,650	—	—	(44,455)

Cash Flows from Financing Activities:
Payments on long-term debt	(499)	(9,150)	(17,313)	—	(26,962)
Dividends	(36,700)	(19,045)	—	55,745	—
Issuance of common stock	—	—	9,801	—	9,801
Purchase of treasury stock	—	—	(1,325)	—	(1,325)

Net cash provided (used) by financing activities	(37,199)	(28,195)	(8,837)	55,745	(18,486)

Decrease in cash and cash equivalents	(40)	(3,876)	—	—	(3,916)
Cash and cash equivalents, beginning of the period	139	54,437	—	—	54,576

Cash and cash equivalents, end of the period	$99	$50,561	$—	$—	$50,660

Supplemental Cash Flow Data:
Interest paid	$520	$42,506	$2,444	$—	$45,470
Income taxes paid	—	876	—	—	876

Supplemental Non-cash Transactions:
Minimum pension liability adjustment	$—	$(12)	$—	$—	$(12)
Dividend declared, but not paid	—	—	(5,679)	—	$(5,679)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
21. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2003

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$47,296	$167,055	$5,563	$(169,503)	$50,411

Cash Flows from Investing Activities:
Construction and capital expenditures	(40,199)	(8,367)	—	—	(48,566)
Purchase of short-term investments	—	(100,053)	—	—	(100,053)
Proceeds from sale of short-term investments	—	57,831	—	—	57,831
Net proceeds from sale of business	155,269	—	—	—	155,269
Release of funds from escrow	—	3,539	—	—	3,539
Placement of funds in escrow	—	(3,725)	—	—	(3,725)

Net cash provided (used) by investing activities	115,070	(50,775)	—	—	64,295

Cash Flows from Financing Activities:
Payments on long-term debt	(3,181)	(430,921)	—	—	(434,102)
Proceeds from issuance of long-term debt	—	375,970	—	—	375,970
Debt issuance costs	—	(14,000)	—	—	(14,000)
Dividends	(158,973)	(10,530)	—	169,503	—
Issuance of common stock	—	—	267	—	267
Purchase of treasury stock	—	—	(5,830)	—	(5,830)

Net cash provided (used) by financing activities	(162,154)	(79,481)	(5,563)	169,503	(77,695)

Increase in cash and cash equivalents	212	36,799	—	—	37,011
Cash and cash equivalents, beginning of the period	(73)	17,638	—	—	17,565

Cash and cash equivalents, end of the period	$139	$54,437	$—	$—	$54,576

Supplemental Cash Flow Data:
Interest paid	$685	$48,436	$2,251	$—	$51,372
Income taxes paid	—	—	—	—	—

Supplemental Non-cash Transactions:
Property acquired under a mortgage	$2,340	$—	$—	$—	$2,340
Minimum pension liability adjustment	—	(191)	—	—	(191)
Interest rate swap marked to market	—	(14,152)	—	—	(14,152)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
22. COMMITMENTS AND CONTINGENCIES
     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $1,017 as of December 31, 2005 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
     A class action lawsuit was filed against the Company in May 2001. The litigation alleges various contract and tort claims concerning the Company’s decision to terminate its Infinite Minutes long distance plan. In September 2004, the Company entered into a settlement agreement with plaintiffs’ counsel. As a class action, the court granted preliminary approval of the settlement and provided an opportunity for members of the class to review the proposed settlement and file objections. On February 18, 2005, the court granted final approval of the settlement agreement and dismissed the case. The Company has fully reserved its estimated costs to settle the case in the litigation reserve noted above.
     On July 15, 2002, the Company fulfilled a commitment to Crest to provide a loan for the aggregate principal amount of $15,000 in return for certain consideration. The Company has an agreement that enables it to purchase additional fiber optic capacity in future years from Crest. While the Company has an agreement with Crest, certain material terms of the agreement remain subject to continued renegotiation.
     The significant provisions of this agreement are: i) purchase commitments by the Company for capacity in 2006 of approximately $4,500, ii) Crest’s restoration of the Company’s traffic carried on another cable system, iii) and specific interconnection arrangements between the Company and Crest should the Company exercise its option to purchase certain network assets from Crest. See “Note 23, Subsequent Events”, for more information on this transaction. The Company satisfied its purchase commitments by acquiring $12,107 and $5,603 in fiber capacity in 2005 and 2004 respectively.
23. SUBSEQUENT EVENTS
     In January 2006, the Company executed definitive agreements to assume ownership of strategic fiber optic cable network assets from Crest Communications, LLC (“Crest” a successor to Neptune Communications, LLC). As previously disclosed, pursuant to the Company’s 2002 agreement with Crest, the Company was granted an option to exchange its $15,000 note for the strategic assets. The Company exercised its option in April 2005 to assume ownership of such assets, subject to the further negotiation of certain material terms. The subject assets consist of fiber optic transport facilities in Alaska between Whittier and Anchorage and between Anchorage and Fairbanks. No additional financial consideration is due to Crest in connection with this transaction and the Company is reviewing the accounting treatment of this transaction.
     In February 2006, the Company announced that it expects to receive approximately $7,600 in cash from the redemption of its investment in Class C Rural Telephone Bank (“RTB”) stock. The Company expects to receive these funds in mid-2006. The investment is currently accounted for under the cost method and has a carrying value of approximately $1,000. The Company expects to recognize a gain of approximately $6,600 from the liquidation of its investment.
     In January and February 2006, the Company’s subsidiary, ACS Holdings, repurchased $8,039 principal amount of its existing 9 7/8% senior unsecured notes due 2011 (CUSIP No. 011679AF4) at a weighted average premium of 9.7% over the par value. The Company incurred an early extinguishment of debt charge of $1,206 in connection with this transaction, inclusive of $778 in cash premiums.
     In February 2006, ACS Holdings commenced a cash tender offer for any and all of the $56,939 aggregate principal amount of outstanding 9 7/8 % senior unsecured notes due 2011 (CUSIP Nos. 011679AF4 and 011679AD9) issued by ACS Holdings. The tender offer is scheduled to expire at 9:00 a.m., New York City time, on March 8, 2006, unless extended or earlier terminated. In conjunction with the tender offer, ACS Holdings also solicited consents to adopt certain amendments to the indenture under which the senior notes were issued. The amendments to the senior notes indenture, among other things, eliminate substantially all of the restrictive covenants and eliminate most events of default, other than for failure to make payments of interest or principal. On February 23, 2005, the Company successfully repurchased $52,899 of the remaining $56,939 outstanding principal balance of these notes. The Company incurred an early extinguishment of debt charge of $8,423 in connection with this transaction, inclusive of $5,640 in cash premiums.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
23. SUBSEQUENT EVENTS (Continued)
     In February 2006, the Company amended its 2005 senior credit facility, increasing the $375,000 term loan under the facility by $52,900 and re-priced the facility to LIBOR plus 1.75% from LIBOR plus 2.00%. The amendment and the re-price became effective as of February 23, 2006 and February 22, 2006, respectively. The amendment permits ACS Holdings to purchase the notes subject to its above noted tender offer for any and all of its currently outstanding 9 7/8 % Senior Notes due 2011.
     In February 2006, the Company and ACS Holdings executed $115,000 and $52,900 notional amount floating-to-fixed interest rate swap agreements related to its $375,000 term loan under its 2005 senior secured bank credit facility. The swaps effectively fix the LIBOR rate on $115,000 and $52,900 principal amount of senior secured bank debt at 6.72% and 6.75%, inclusive of a 1.75% premium over LIBOR, through December 2011. The Company had previously entered into interest rate swaps for a notional amount of $260,000, and this transaction fixes the rates on its entire term loan.
     In February 2006, the Company announced it board of directors increased its dividend policy to an annual rate of $0.86 per share, an increase of 7.5% over the previous annual rate of $0.80 per share. Based on current shares outstanding at February 22, 2006 of approximately 41,720, dividends payable during 2006 is estimated to be $35,879.
24. CONSOLIDATED QUARTERLY OPERATING INFORMATION (UNAUDITED)

	Quarterly Financial Data
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2005
Operating revenues	$77,408	$81,225	$85,701	$82,475	$326,809
Operating income	6,991	8,183	7,229	4,738	27,141
Loss from continuing operations	(28,530)	(312)	(7,863)	(4,930)	(41,635)
Net loss	(28,530)	(312)	(7,863)	(4,930)	(41,635)
Loss per share — basic:
Net loss	(0.78)	(0.01)	(0.19)	(0.12)	(1.04)

2004
Operating revenues	$75,455	$75,354	$76,773	$75,125	$302,707
Operating income	3,098	7,788	(4,815)	4,047	10,118
Loss from continuing operations	(8,769)	(7,219)	(16,241)	(7,065)	(39,294)
Net loss	(8,769)	(7,219)	(16,241)	(7,065)	(39,294)
Loss per share — basic:
Net loss	(0.30)	(0.24)	(0.55)	(0.23)	(1.33)
25. PRIOR YEAR RESTATEMENT OF FINANCIAL STATEMENTS
     Subsequent to the issuance of its financial statements for the year ended December 31, 2004, the Company determined, based upon supplemental accounting interpretation regarding the financial statement classification of auction-rate securities, the planned implementation of SFAS No. 123(R) and consultation with the audit committee that the following restatements should be made to its 2004 annual report:
Short-Term Investments
     The Company invests in auction-rate securities and other short-term investments as part of its cash management strategy. These investments had been historically classified as cash and cash equivalents because of the short duration of their

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2005, 2004, and 2003
(In Thousands, Except Per Share Amounts)
25. PRIOR YEAR RESTATEMENT OF FINANCIAL STATEMENTS (Continued)
interest reset periods. The Company determined, based upon supplemental accounting interpretation regarding the financial statement classification of auction-rate securities and in consultation with the audit committee that these investments and other short-term investments should not be classified as cash equivalents due to their underlying long-term stated maturities. As a result, the 2004 financial statements were restated to change the classification of auction-rate securities and other short-term investments to a separate line item within current assets and the 2004 and 2003 financial statements have been restated to reflect purchases and sales of auction-rate securities and other short-term investments as investing activity in the statements of cash flows.
Cash Paid to Affiliate
     The Company also restated its 2004 financial statements to reflect the cash payments of $1,262 made during the year ended December 31, 2004 related to the reacquisition of 267 shares of the Company’s stock owned by a retired officer. The restatement resulted in an increase in cash flows from operations and an increase in flows used in financing activities.
Stock Incentive Plans
     Subsequent to year end, the Company also reassessed its stock compensation plan models in anticipation of adopting SFAS No. 123(R), Share-Based Payment, in 2005. The primary cause of this restatement relate to the treatment of forfeitures and the period over which the compensation cost should be recorded. During the reassessment the Company also identified certain corrections to the stock option valuation model assumptions. The 2004 and 2003 footnote disclosure in Note 1 was restated to correct these factors. As no stock-based compensation expense had yet been recorded by the Company, there was no change to the underlying financial statements other than Note 1.
     On November 3, 2005, the Company filed a 2004 Form 10-K/A restating these items. The 2004 and 2003 balances presented within the 2005 Form 10-K are also reflective of the restatements.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Schedule II — Valuation and Qualifying Accounts
(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	costs and	other		End
Description	of Period	expenses	accounts (1)	Deductions (2)	of Period
2005 Allowance for doubtful accounts	$4,869	$4,494	$(26)	$(3,131)	$6,206

2004 Allowance for doubtful accounts	$4,865	$2,922	$948	$(3,866)	$4,869

2003 Allowance for doubtful accounts	$6,075	$839	$2,582	$(4,631)	$4,865

(1)	Represents the reserve for accounts receivable collected on behalf of others, net of recovery.

(2)	Represents credit losses.