Form 10-Q
period 2006-03-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2006-05-09
CIK 1089511

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Not Applicable
( Former name, former address and former three months, if changed since last report)
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
Yes ☐            No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS :
     The number of shares outstanding of the registrant’s Common Stock, as of May 1, 2006, was 41,953,597.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands Except Per Share Amounts)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$18,679	$28,877
Restricted cash	4,415	4,415
Short term investments	2,000	10,525
Accounts receivable-trade, net of allowance of $6,448 and $6,206	36,135	41,080
Materials and supplies	8,263	7,885
Prepayments and other current assets	3,597	3,445

Total current assets	73,089	96,227

Property, plant and equipment	1,118,905	1,116,780
Less: accumulated depreciation and amortization	729,366	718,750

Property, plant and equipment, net	389,539	398,030

Goodwill	38,403	38,403
Intangible assets	21,650	21,688
Debt issuance costs	10,869	11,733
Deferred charges and other assets	16,507	10,332

Total assets	$550,057	$576,413

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$985	$683
Accounts payable-affiliate	2,791	2,844
Accounts payable, accrued and other current liabilities	47,926	54,920
Advance billings and customer deposits	9,598	9,712

Total current liabilities	61,300	68,159

Long-term obligations, net of current portion	437,744	444,895
Other deferred credits and long-term liabilities	80,181	82,223

Total liabilities	579,225	595,277

Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 shares authorized, 46,501 and 46,230 shares issued and 41,952 and 41,681 shares oustanding, respectively	465	462
Treasury stock, 4,549 shares at cost	(18,443)	(18,443)
Paid in capital in excess of par value	325,938	333,522
Accumulated deficit	(343,099)	(334,727)
Accumulated other comprehensive income	5,971	322

Total stockholders’ equity (deficit)	(29,168)	(18,864)

Commitments and contingencies
Total liabilities and stockholders’ equity (deficit)	$550,057	$576,413

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2006	2005
Operating revenues:
Local telephone	$48,275	$51,565
Wireless	24,508	17,056
Internet	5,986	5,061
Interexchange	3,873	3,726

Total operating revenues	82,642	77,408

Operating expenses:
Local telephone (exclusive of depreciation and amortization)	32,109	30,811
Wireless (exclusive of depreciation and amortization)	13,814	10,030
Internet (exclusive of depreciation and amortization)	7,892	5,249
Interexchange (exclusive of depreciation and amortization)	2,104	3,982
Depreciation and amortization	17,097	20,413
Loss (gain) on disposal of assets, net	722	(68)

Total operating expenses	73,738	70,417

Operating income	8,904	6,991

Other income and expense:
Interest expense	(7,974)	(9,766)
Loss on extinguishment of debt	(9,650)	(26,204)
Interest income	392	494
Other	(44)	(45)

Total other income (expense)	(17,276)	(35,521)

Net loss	$(8,372)	$(28,530)

Net loss per share — basic and diluted:	$(0.20)	$(0.78)

Weighted average shares outstanding:
Basic and diluted	41,790	36,730

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
Three Months Ended March 31, 2006 and 2005
(Unaudited, In Thousands)

			Paid in		Accumulated
			Capital in		Other
	Common	Treasury	Excess of	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Par	Deficit	Income (Loss)	Equity
Balance, December 31, 2004	$352	$(18,443)	$282,272	$(293,092)	$(4,531)	$(33,442)

Components of comprehensive loss:
Net loss	—	—	—	(28,530)	—	(28,530)
Interest rate swap	—	—	—	—	2,457	2,457

Total comprehensive loss						(26,073)

Dividends declared	—	—	(8,140)	—	—	(8,140)

Stock compensation costs	—	—	330	—	—	330

Issuance of 25 shares of common stock pursuant to stock plans, $.01 par	—	—	154	—	—	154

Issuance of 9,897 shares of common stock, net of offering costs, $.01 par	100	—	76,207	—	—	76,307

Balance, March 31, 2005	$452	$(18,443)	$350,823	$(321,622)	$(2,074)	$9,136

Balance, December 31, 2005	$462	$(18,443)	$333,522	$(334,727)	$322	$(18,864)

Components of comprehensive loss:
Net loss	—	—	—	(8,372)	—	(8,372)
Interest rate swap	—	—	—	—	5,649	5,649

Total comprehensive loss						(2,723)

Dividends declared	—	—	(9,032)	—	—	(9,032)

Stock compensation costs	—	—	1,576	—	—	1,576

Cashless exercise of 104 stock plan shares and related taxes	—	—	(916)	—	—	(916)

Issuance of 271 shares of common stock pursuant to stock plans, $.01 par	3	—	788	—	—	791

Balance, March 31, 2006	$465	$(18,443)	$325,938	$(343,099)	$5,971	$(29,168)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(8,372)	$(28,530)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	17,097	20,413
Loss (gain) on disposal of assets, net	722	(68)
Amortization of debt issuance costs and original issue discount	3,734	13,807
Stock compensation costs	1,576	330
Other deferred credits	(2,917)	(4,082)
Changes in components of working capital:
Accounts receivable and other current assets	4,415	(155)
Accounts payable and other current liabilities	(538)	(8,784)
Deferred charges and other assets	(526)	1,869

Net cash (used) provided by operating activities	15,191	(5,200)

Cash Flows from Investing Activities:
Construction and capital expenditures	(15,734)	(7,182)
Purchase of short term investments	(7,500)	(50,950)
Proceeds from sales of short term investments	16,025	54,800

Net cash used by investing activities	(7,209)	(3,332)

Cash Flows from Financing Activities:
Payments on long-term debt	(61,270)	(405,157)
Proceeds from issuance of long-term debt	52,900	335,000
Debt issuance costs	(1,349)	(10,637)
Payment of dividend on common stock	(8,336)	(5,679)
Issuance of common stock	(125)	84,278
Stock issuance costs	—	(7,817)

Net cash used by financing activities	(18,180)	(10,012)

Decrease in cash and cash equivalents	(10,198)	(18,544)
Cash and cash equivalents at beginning of the period	28,877	50,660

Cash and cash equivalents at the end of the period	$18,679	$32,116

Supplemental Cash Flow Data:
Interest paid	$9,992	$16,302
Decrease in accounts payable for construction and capital expenditures	7,319	—

Supplemental Noncash Transactions:
Interest rate swap	$(5,649)	$(2,457)
Dividend declared, but not paid	(9,032)	(8,140)
See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Alaska Communications Systems Group, Inc., a Delaware corporation, and its Subsidiaries (the “Company” or “ACS Group”), is engaged principally in providing local telephone, wireless, Internet, interexchange network and other services to its retail consumer, business and wholesale customers in the State of Alaska through its telecommunications subsidiaries. The Company was formed in October of 1998 for the purpose of acquiring and operating telecommunications properties.
     The accompanying consolidated financial statements for the Company represent the consolidated financial position, results of operations and cash flows principally of the following entities:
•	ACS Group

•	Alaska Communications Systems Holdings, Inc. (“ACS Holdings”)

•	ACS of Anchorage, Inc. (“ACSA”)

•	ACS of the Northland, Inc. (“ACSN”)

•	ACS of Alaska, Inc. (“ACSAK”)

•	ACS of Fairbanks, Inc. (“ACSF”)

•	ACS Wireless, Inc. (“ACSW”)

•	ACS Internet, Inc. (“ACSI”)

•	ACS Long Distance, Inc. (“ACSLD”)
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. However, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.
Revenue Recognition
     Access revenue is recognized when earned. The Company participates in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska (“RCA”) within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At March 31, 2006 and December 31, 2005, the Company had liabilities of $19,897 and $19,198, respectively, related to its estimate of refundable access revenue.
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction, which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $56,250 and $52,565 as of March 31, 2006 and December 31, 2005, respectively, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. If the Company were not following SFAS No. 71, it would have recorded additional cumulative depreciation expense in the three months ended March 31, 2006, of $3,686 for the intrastate and local jurisdictions. The Company also has a regulatory liability of $59,029 and $58,154 at March 31, 2006 and December 31, 2005, respectively, related to accumulated removal costs. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143, Accounting for Asset Retirement Obligations. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles. SFAS No. 71 also requires revenue and costs generated between regulated and non-regulated group companies not be eliminated on consolidations; these revenues and costs totaled $7,553 and $7,335 for the three months ended March 31, 2006 and 2005, respectively.
Income Taxes
     The Company did not record a provision for income taxes for the quarterly periods ended March 31, 2006 or 2005 as a result of operating results and current estimated operating results for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced to the extent of such realization and recognized as a deferred income tax benefit in the statement of operations in the period of change.
Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
2. LONG TERM OBLIGATIONS
     Long term obligations consist of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
2005 senior credit facility term loan	$427,900	$375,000
9 7/8% senior unsecured notes due 2011	4,040	64,978
Original issue discount - 9 7/8% senior subordinated notes due 2011	(96)	(1,618)
Capital leases and other long-term obligations	6,885	7,218

	438,729	445,578
Less current portion	985	683

Long-term obligations, net of current portion	$437,744	$444,895

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
2. LONG TERM OBLIGATIONS (Continued)
     The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to March 31, 2006 are as follows:

2006 (April 1 - December 31)	$578
2007 (January 1 - December 31)	1,047
2008 (January 1 - December 31)	929
2009 (January 1 - December 31)	684
2010 (January 1 - December 31)	650
2011 (January 1 - December 31)	4,757
Thereafter	430,180

$438,825

     In January and February 2006, the Company’s subsidiary, ACS Holdings, repurchased $8,039 principal amount of its existing 9 7/8% senior unsecured notes due 2011 (CUSIP No. 011679AF4) at a weighted average premium of 9.9% over the par value. The Company incurred an early extinguishment of debt charge of $1,227 in connection with this transaction, inclusive of $799 in cash premiums.
     In February 2006, ACS Holdings commenced a cash tender offer for any and all of the $56,939 aggregate principal amount of outstanding 9 7/8 % senior unsecured notes due 2011 issued by ACS Holdings. The tender offer expired at 9:00 a.m., New York City time, on March 8, 2006. In conjunction with the tender offer, ACS Holdings also solicited consents to adopt certain amendments to the indenture under which the senior notes were issued. The amendments to the senior notes indenture, among other things, eliminate substantially all of the restrictive covenants and eliminate most events of default, other than for failure to make payments of interest or principal.
     On February 23, 2006, the Company successfully repurchased $52,899 of the remaining $56,939 outstanding principal balance of these notes. The Company incurred an early extinguishment of debt charge of $8,423 in connection with this transaction, inclusive of $5,554 in cash premiums.
     In February 2006, the Company amended its 2005 senior credit facility, increasing the $375,000 term loan under the facility by $52,900 and re-priced the facility to LIBOR plus 1.75% from LIBOR plus 2.00%. The amendment permits ACS Holdings to purchase the notes subject to its tender offer for any and all of its currently outstanding 9 7/8% Senior Notes due 2011.
     In February 2006, the Company and ACS Holdings executed $115,000 and $52,900 notional amount floating-to-fixed interest rate swap agreements related to its $427,900 term loan under its 2005 senior secured bank credit facility. The swaps are accounted for as cash flow hedges and effectively fix the LIBOR rate on $115,000 and $52,900 principal amount of senior secured bank debt at 6.71% and 6.75%, inclusive of a 1.75% premium over LIBOR, through December 2011. The Company had previously entered into interest rate swaps for a notional amount of $260,000 to hedge LIBOR on the related term loan. Combined, these transactions fixed the rates on the entire 2005 senior secured credit facility.
3. ASSET RETIREMENT OBLIGATION
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 is effective for the Company on December 31, 2005, and requires it to recognize asset retirement obligations which are conditional on a future event. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. The Company has a regulatory liability of $59,029 and $58,154 at March 31, 2006 and December 31, 2005, respectively, related to accumulated removal costs for its local telephone subsidiaries. Consistent with the industry, the Company follows SFAS No. 71, for asset retirement obligations associated with its regulated telephone plant. The Company’s assets are pooled and the depreciable lives set by the regulators include a removal component which, in effect, accounts for the cost of removal. Non-regulated operations of the Company are accounted for under the principles of SFAS No. 143 and FIN 47 for which the Company has recorded a retirement obligation of $851 and $741 at March 31, 2006 and 2005, respectively. These costs were recorded as a result of the

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
3. ASSET RETIREMENT OBLIGATION (Continued)
Company’s estimated obligation related to the removal of certain cell sites at the end of their operating lease term, adjusted for accretion over the life of the lease.
     The following table outlines the changes in the accumulated retirement obligation liability:

	Three Months Ended
	March 31,
	2006	2005
Beginning balance — Asset retirement obligation	$836	$726
Asset retirement obligation	—	—
Accretion expense	15	15
Settlement of lease obligations	—	—

Ending balance — Asset retirement obligation	$851	$741

4. STOCK INCENTIVE PLANS
     Under various plans, ACS Group, through the Compensation Committee of the Board of Directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At March 31, 2006, ACS Group has reserved a total of 10,060 shares (10.06 million) of authorized common stock for issuance under the plans. In general, options under the plans vest ratably over three, four or five years. After the plans terminate, all shares granted under the plan, prior to its termination, continue to vest under the terms of the grant when it was awarded.
Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan
     ACS Group has reserved 7,160 shares under this plan, which was adopted by the Company in November 1999. At March 31, 2006, 8,510 equity instruments have been granted, 3,063 have been forfeited, 3,009 have been exercised or released, and 1,713 shares are available for grant under the plan.
Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan (ESPP)
     This plan was also adopted by ACS Group in November 1999. ACS Group has reserved 1,550 shares under this plan. At March 31, 2006, 923 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.
     A participant in the purchase plan may authorize regular salary deductions of a maximum of 15% and a minimum of 1% of base compensation. The fair market value of shares which may be purchased by any employee during any calendar year may not exceed $25. The amounts so deducted and contributed are applied to the purchase of full shares of common stock at 85% of the lesser of the fair market value of such shares on the date of purchase or on the offering date for such offering period. The offering dates are January 1 and July 1 of each purchase plan year, and each offering period will consist of one six-month purchase period. The first offering period under the plan commenced on January 1, 2000. Shares are purchased on the open market or issued from authorized, but un-issued, shares on behalf of participating employees on the last business day of June and December for each purchase plan year, and each such participant has the rights of a stockholder with respect to such shares.
2003 Options for Officer Inducement Grant
     During 2003, the Company’s Board of Directors awarded 1,000 options as an inducement grant in hiring the Company’s Chief Executive Officer. As of March 31, 2006, 400 options have been exercised/converted and 600 are currently outstanding. The options were registered with the Securities Exchange Commission on Form S-8 during October 2004.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
4. STOCK INCENTIVE PLANS (Continued)
ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan
     The non-employee director stock compensation plan was adopted by ACS Group in November 1999. ACS Group has reserved 350 shares under this plan. At March 31, 2006, 177 shares have been awarded and 173 shares are available for grant under the plan. In 2006 and 2005, the plan requires directors to receive not less than 50% of their annual retainer in the form of ACS Group’s stock and directors are permitted to elect up to 100% of their annual retainer in the form of ACS Group’s stock. On March 31, 2006, five shares under the plan were awarded to directors, of which three were elected to be deferred until termination of service by the directors.
Adoption of SFAS No. 123(R), Share-Based Payment
     As of July 1, 2005, the Company adopted SFAS 123(R), Share-Based Payment, using the modified retrospective method applied to prior interim periods in the year of initial adoption, which requires measurement of compensation cost from January 1, 2005, for all unvested stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS No. 123(R) resulted in additional stock-based compensation expense of $539 for the six months ended June 30, 2005. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant, discounted for estimated dividend payments that do not accrue to the employee during the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123 Accounting for Stock-Based Compensation. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight line attribution method for stock-based payment grants from July 1, 2005 onwards and the graded vesting attribution method for legacy stock-based payment grants as prescribed by SFAS No.123(R).
     Total compensation cost for share-based payments was $1,576 and $330 for the three months ended March 31, 2006 and 2005, respectively. Accrued compensation expense associated with restricted shares yet to be awarded and ESPP yet to be issued was $355 and $0 for the three months ended March 31, 2006 and 2005, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
     There were no options granted for the three months ended March 31, 2006 and seven options granted for the same period in 2005. There were 719 and 0 restricted stock grants for the three months ended March 31, 2006 and 2005, respectively. The following table describes the assumptions used for valuation of equity instruments awarded during the three months ended March 31, 2006 and 2005.

	2006	2005
Stock Options:

Risk free rate	—	4.21%
Dividend yield	—	8.65%
Expected volatility factor	—	40.17%
Expected option life (years)	—	6.0
Expected forfeiture rate	—	2.00%

Restricted stock grants:

Risk free rate	4.50%	—
Dividend yield	7.94%	—
Expected forfeiture rate	2.00%	—

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
4. STOCK INCENTIVE PLANS (Continued)
Options and Restricted Stock Outstanding
     Stock Options
     Proceeds from the exercise of stock options for the three months ended March 31, 2006 were $471, net of payroll taxes paid in cash in exchange for shares surrendered back to the Company.
     Information on outstanding options under the plan for the three months ended March 31, 2006 is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 1	1,981	$5.56
Granted	—	—
Exercised	(186)	5.56
Canceled or expired	—	—

Outstanding at March 31, 2006	1,795	5.56	7.01	11,792

Exercisable at March 31, 2006	286	$9.19	5.35	$839

     Restricted Stock
     Select information on restricted stock under the plan for 2006 is as follows:

		Weighted
		Average
	Number of	Fair
	Shares	Value
Outstanding at January 1, 2006	724	$8.70
Granted	719	9.73
Vested	(186)	8.70
Canceled or expired	(14)	8.70

Outstanding at March 31, 2006	1,243	$9.30

     Equity instrument activity under the plan for 2006 and 2005 is as follows:
     Unamortized stock-based payment and the weighted average expense period at March 31, 2006:

		Average Period
	Unamortized	to Expense
	Expense	(years)
Stock options	$1,149	1.1
Restricted stock	10,695	2.1

Total	$11,844	2.0

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
4. STOCK INCENTIVE PLANS (Continued)

	Three Months Ended
	March 31,
	2006	2005
Weighted-average grant-date fair value of equity instruments granted	$9.73	$1.57
Total fair value of shares vested during the period	$1,845	$264
Total intrinsic value of options exercised	$1,041	$76
5. RETIREMENT PLANS
     Pension benefits for substantially all of the Company’s employees are provided through the Alaska Electrical Pension Plan (“AEPP”). The Company pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined contribution plan, the accumulated benefits and plan assets are not determined for, or allocated separately to, the individual employer. The Company has no responsibility for the benefit obligation other than the contractual contribution rate. The Company also provides a 401(k) retirement savings plan covering substantially all of its employees.
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
     In April 2005, ACS Group registered 250 shares of the Company’s common stock under the “Alaska Communications Systems Retirement Plan” for the purpose of funding its retirement plans. On April 14, 2005, ACS Group funded the ACS Retirement Plan for the 2004 plan year with approximately $600 by transferring 62 shares in lieu of cash. During May and June 2005, the plan administrators sold the stock resulting in net proceeds after commissions of $581. In March 2006, the Company contributed $600 in cash for the 2005 plan year.
     The following table represents the net periodic pension expense for the ACS Retirement Plan for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Interest cost	$192	$188
Expected return on plan assets	(215)	(201)
Amortization of loss	108	114
Amortization of prior service cost	51	51

Net periodic pension expense	$136	$152

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
     The following table illustrates selected financial data for each segment as of and for the three months ended March 31, 2006:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$48,277	$24,519	$6,049	$5,339	$3,419	$(4,961)	$82,642
Depreciation and amortization	11,469	2,710	1,031	59	1,828	—	17,097
Operating income (loss)	1,904	7,129	(3,125)	2,210	786	—	8,904
Interest expense	(93)	(1)	—	(45)	(7,835)	—	(7,974)
Loss on extinguishment of debt	—	—	—	—	(9,650)	—	(9,650)
Interest income	—	—	—	—	392	—	392
Income tax provision (benefit)	748	2,932	—	—	(3,680)	—	—
Net income (loss)	1,063	4,196	(3,125)	2,165	(12,671)	—	(8,372)
Total assets	405,243	128,103	34,339	21,161	6,579	(45,368)	550,057
Capital expenditures	4,098	1,773	1,219	572	753	—	8,415
     Operating revenue disclosed above includes inter-segment operating revenue of $12,514 of which $4,961 is eliminated. By segment, intercompany revenue balances are as follows: local telephone, $6,709 of which $5 is eliminated; wireless, $643 of which $11 is eliminated; Internet, $123 of which $63 is eliminated; interexchange, $1,623 of which $1,466 is eliminated; and all other, $3,416 of which $3,416 is eliminated. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated.
     The following table illustrates selected financial data for each segment as of and for the three months ended March 31, 2005:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$51,566	$17,066	$5,125	$4,430	$5,636	$(6,415)	$77,408
Depreciation and amortization	13,218	2,598	820	91	3,686	—	20,413
Operating income (loss)	3,024	4,065	(1,512)	(126)	1,540	—	6,991
Interest expense	(71)	—	—	(46)	(9,649)	—	(9,766)
Loss on extinguishment of debt	—	—	—	—	(26,204)	—	(26,204)
Interest income	—	—	—	—	494	—	494
Income tax provision (benefit)	1,145	1,686	—	—	(2,831)	—	—
Net income (loss)	1,808	2,379	(1,512)	(172)	(31,033)	—	(28,530)
Total assets	454,465	117,690	24,539	19,834	13,183	(27,636)	602,075
Capital expenditures	4,127	299	708	—	2,048	—	7,182

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
6. BUSINESS SEGMENTS (Continued)
     Operating revenue disclosed above includes inter-segment operating revenue of $13,750 of which $6,415 is eliminated. By segment, intercompany revenue balances are as follows: local telephone, $6,512 of which $4 is eliminated; wireless, $557 of which $10 is eliminated; internet, $124 of which $64 is eliminated; interexchange, $924 of which $704 is eliminated; and all other, $5,633 of which $5,633 is eliminated. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated.
7. RELATED PARTY TRANSACTIONS
     On March 10, 2006, the Company entered into an Underwriting Agreement, dated March 10, 2006, among the Company, certain affiliates of Fox Paine, LLC (“Fox Paine”), and RBC Capital Markets Corporation, as the underwriter, for the sale by Fox Paine of 9,548,879 shares of the Company’s common stock, representing substantially all of Fox Paine’s holdings of the Company’s common stock. The transaction was priced at $11.00 per share, and on March 15, 2006, the transaction closed. The Company did not receive any proceeds from the sale of these shares. Mr. W. Dexter Paine, III, co-founder and President of Fox Paine and John Gibson, Executive Managing Director of Fox Paine, currently serve as directors of ACS Group.
8. COMMITMENTS AND CONTINGENCIES
     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $867 at March 31, 2006 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
     On July 15, 2002, the Company fulfilled a commitment to Crest Communications, LLC (“Crest”) a successor to Neptune Communications, LLC) to provide a loan for the aggregate principal amount of $15,000 in return for certain consideration. The Company has an agreement that enables it to purchase additional fiber optic capacity in future years from Crest. While the Company has an agreement with Crest, certain material terms of the agreement remain subject to continued renegotiation. The significant provisions of this agreement are: i) purchase commitments by the Company for capacity in 2006 of approximately $4,500, of which $1,486 was satisfied in the first quarter or 2006, ii) Crest’s restoration of the Company’s traffic carried on another cable system, iii) and specific interconnection arrangements between the Company and Crest when the Company exercises its option to purchase certain network assets from Crest. See “Note 9, Subsequent Events”, for more information on this transaction.
9. SUBSEQUENT EVENTS
     In January 2006, the Company executed definitive agreements to assume ownership of strategic fiber optic cable network assets from Crest. Pursuant to a 2002 agreement with Crest, the Company was granted an option to exchange its $15,000 note for certain strategic assets. The Company exercised its option in April 2005 to assume ownership of such assets. On April 17, 2006, the closing occurred whereby ACS agreed to assume ownership of significant fiber optic transport facilities then owned by Crest in Alaska between Whittier and Anchorage, and between Anchorage and Fairbanks. The Company is reviewing the accounting treatment of this transaction.
     On April 11, 2006, the Company received $7,663 in cash from the liquidation of the Rural Telephone Bank (“RTB”). The Company expects to recognize a gain during the quarter ending June 30, 2006 of approximately $6,685 from the liquidation of its investment in Class C RTB stock, which had a carrying value of approximately $978.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements and Analysts’ Reports
     This Form 10-Q and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “us” the “Company,” and “ACS Group”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Management’s discussion and analysis of financial condition and results of operations” and elsewhere. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):
•	rapid technological developments and changes in the telecommunications industries;

•	our competitive environment;

•	ongoing deregulation (and the resulting likelihood of significantly increased price and product/service competition) in the telecommunications industry as a result of the Telecommunications Act of 1996, or the Telecommunications Act, and other similar federal and state legislation and the federal and state rules and regulations enacted pursuant to that legislation;

•	changes in revenue from Universal Service Funds;

•	regulatory limitations on our ability to change our pricing for communications services;

•	the possible future unavailability of Statement of Financial Accounting Standards, or SFAS, No. 71, Accounting for the Effects of Certain Types of Regulation, to our wireline subsidiaries;

•	our ability to bundle our products and services;

•	changes in the demand for our products and services;

•	changes in general industry and market conditions and growth rates;

•	changes in interest rates or other general, national, regional or local economic conditions;

•	governmental and public policy changes;

•	our ability to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders;

•	the continued availability of financing in the amounts, at the terms, and subject to the conditions necessary to support our future business;

•	the success of any future acquisitions;

•	changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; and

•	the matter described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. Additional risks that we may currently deem immaterial or that are not currently known to us could also cause the forward-looking events discussed in this Form 10-Q or our other reports not to occur as described. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q.

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
     Our local service rates for end users are authorized by the RCA. Authorized rates are set by the FCC, and the RCA for interstate and intrastate access charges, respectively, and may change from time to time.
     Wireless - We are the second largest statewide provider of wireless services in Alaska, currently serving over 119,000 subscribers. Our wireless network footprint covers over 527,000 residents, including all major population centers and highway and ferry corridors. We offer wireless service primarily on our digital network known as CDMA 1xRTT, which provides customers with improved voice call quality, average mobile data speeds of 70-80kbps and provides a platform for the launch of enhanced services. We offer wireless broadband service based on EV-DO which enables high speed data connectivity with speeds that burst up to 2mbps to our wireless markets in Anchorage, Fairbanks, and Juneau. We estimate that the new CDMA service currently covers 77% of the wireless footprint of 664,000 residents. We also maintain a TDMA wireless network for our customers who have not yet upgraded to CDMA.
     Internet - We are the second largest provider of Internet access services in Alaska with over 54,000 customers. We offer dial-up and dedicated DSL Internet access to our customers. We are a single source provider of advanced IP based private networks in Alaska.
     Interexchange - We provide switched and dedicated long distance services to over 58,000 customers in Alaska. The traffic from these customers is carried over our owned or leased facilities.
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
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, long-lived assets (in particular, those assets accounted for under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation), stock-based compensation, income taxes, network access revenue reserves and litigation reserves. Actual results may differ from those estimates.
     We use an allowance method to estimate the net realizable value of accounts receivable. As of March 31, 2006, the allowance for doubtful accounts receivable was $6.4 million. Actual collection results could vary from this estimate.
     Access revenue is recognized when earned. We participate in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, our policy is to defer revenue collected until settlement methodologies are resolved and finalized. At March 31, 2006, we had recorded liabilities of $19.9 million related to our estimate of refundable access revenue. Actual results could vary from this estimate.
     We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. The cumulative valuation allowance against deferred tax assets was $130.9 million as of March 31, 2006, which represents 100% of all deferred tax assets.
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
     The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction, which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $56.3 million and $52.6 million as of March 31, 2006 and December 31, 2005, respectively, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. If the Company were not following SFAS No. 71, these costs would have been charged to expense as incurred. The Company also has a regulatory liability of $59.0 million and $58.2 million at March 31, 2006 and December 31, 2005, respectively, related to accumulated removal costs on the local exchange subsidiaries. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143 for asset retirement obligations associated with its regulated telephone plant. SFAS No. 71 also requires revenue and costs generated between regulated and non-regulated companies not be eliminated on consolidation; these revenues and costs totaled $7.6 million and $7.3 million for the three months ended March 31, 2006 and 2005, respectively. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles.
     Goodwill and indefinite-lived intangible assets are assessed for impairment on at least an annual basis. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. We determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. At March 31, 2006, we had recorded goodwill of $38.4 million applicable to our local telephone and wireless segments and intangible assets of $21.7 million related primarily to our wireless segment, of which none was considered impaired.
     As of July 1, 2005, we adopted SFAS No. 123(R), which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. As a result of the adoption of SFAS No. 123(R), and the issuance of restricted stock, we recorded $1.6 million of stock-based compensation for the three months ended March 31, 2006.
     We are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business, and have recorded litigation reserves of $0.9 million against certain claims and legal actions as of March 31, 2006. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress.

Employees
     As of March 31, 2006, we employed approximately 996 regular full-time employees and 9 regular part time employees. Of these employees, 78.7% are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Management considers employee relations to be good with both the represented and non-represented workforce. On February 23, 2005, the membership of the IBEW ratified an extension to the collective bargaining agreement through 2009 and accepted certain modifications to the agreement. The agreement now states that CPI increases for certain years will be in the form of shares of our common stock delivered on achievement of certain performance goals, enabling us to be more competitive in the marketplace. With respect to non-represented employees, 719 restricted stock shares were granted during the first quarter of 2006, of which 268 went to named officers. Liane Pelletier, Chief Executive Officer, received 120 shares and each of the other four named officers: David Wilson, David Eisenberg, Sheldon Fisher, and Kenneth Sprain, received 37 shares.
RESULTS OF OPERATIONS
     All amounts are discussed at the consolidated level after the elimination of intercompany revenue and expense.
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Operating Revenue
     Operating revenue increased $5.2 million, or 6.8%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Wireless, Internet and interexchange revenue increased compared to the corresponding period of 2005, while local telephone revenue decreased compared to the corresponding period of 2005.
     Local Telephone. Local telephone revenue, which consists of local network service, network access and deregulated and other revenue, decreased $3.3 million, or 6.4%, for the three months ended March 31, 2006 compared to the same period in 2005.
     The following table summarizes the Company’s consolidated local telephone revenue by category:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Local telephone revenue:
Local network service	$19,897	$22,218
Network access	24,026	23,350
Deregulated and other	4,352	5,997

Total local telephone revenue	$48,275	$51,565

     The following table summarizes our local telephone access lines:

	As of March 31,
	2006	2005
Local telephone access lines:
Retail	197,415	203,272
Wholesale	13,030	15,897
Unbundled network elements — loop (UNE — L)	48,231	62,263
Unbundled network elements — platform (UNE — P)	6,805	6,551

Total local telephone access lines	265,481	287,983

     Local network service revenue decreased $2.3 million or 10.5% for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, while access lines in service decreased 7.8% to 265,481. The decrease in revenue primarily reflects the net effect of access line losses.
     Network access revenue is based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for our retail and resale customers. Network access revenue increased $0.7 million, or 2.9%, for the three months ended March 31, 2006, compared to the same period in 2005. The increase was primarily attributable to settlements with interexchange carriers. Management expects that network access revenue will decline as a component of local telephone revenue for the foreseeable future.
     Deregulated and other revenue consists principally of billing and collection services, space and power rents, deregulated equipment sales (“CPE”), voice mail revenue, regulated directory listing revenue, and other miscellaneous telephone revenue. Deregulated revenue decreased $1.6 million, or 27.4%, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005 as the result of a decrease in CPE sales and a decline in billing and collection revenue due to renegotiated intercompany contracts.
     Consistent with the U.S. telecommunications industry trend, we experienced a loss of local telephone access lines as customers migrated to broadband Internet services reducing demand for second lines, migrated to cable telephony, or replaced landline service with wireless service. Our primary competitor is deploying cable telephony and continues to switch its UNE-L provisioned subscribers over to its own network in the Anchorage market.
     Wireless. Wireless revenue increased $7.5 million, or 43.7%, to $24.5 million for the three months ended March 31, 2006 compared to $17.1 million for the three months ended March 31, 2005. This increase is due primarily to the following:
•	growth in average subscribers of 16.6% for the three months ended March 31, 2006 over the prior year period;

•	an increase in quarterly average revenue per unit, or ARPU, of 19.7% to $57.30 for the three months ended March 31, 2006, from $47.87 for the three months ended March 31, 2005, primarily as a result of improved subscriber mix with a higher proportion of post paid retail subscribers, increased plan revenue, feature revenue, roaming revenue, regulatory surcharges and receipt of CETC funding status on January 1, 2005 which added $8.93 and $3.37 to cellular ARPU in the first quarter of 2006 and 2005 respectively;

•	higher gross customer adds in the three months ended March 31, 2006 resulting in $1.6 million of handset revenue compared to $1.4 million for the three months ended March 31, 2005; and

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $1.9 million from $0.7 million for the three months ended March 31, 2006 and 2005, respectively.
     Internet. Internet revenue increased $0.9 million, or 18.3%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily as a result of growth in data sales to businesses and DSL subscribers, which increased 40.8% to 38,179 at March 31, 2006 from 27,115 at March 31, 2005. This increase was partially offset by a decline in our dial up customer base.
     Interexchange. Interexchange revenue increased $0.1 million, or 3.9%, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Long distance subscribers increased to 58,552 at March 31, 2006, from 48,542 at March 31, 2005 and non-intercompany quarterly minutes of use increased to 29.1 million for the three months ended March 31, 2006, from 28.4 million for the three months ended March 31, 2005.
     Operating Expense
     Operating expense increased $3.3 million, or 4.7%, to $73.7 million for the three months ended March 31, 2006, from $70.4 million for the three months ended March 31, 2005. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
     Local Telephone. The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense increased $1.3 million to $32.1 million for the three months ended March 31, 2006 from $30.8 million for the three months ended March 31, 2005. The increase in local telephone expense was substantially attributable to a $1.1 million increase in stock compensation expense associated with a broader base of employees eligible to receive incentive driven compensation.
     Wireless. Wireless expense increased $3.8 million, or 37.7%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The 16.5% increase in total subscribers and the continued TDMA to CDMA conversion resulted in an increase of $1.5 million in handset, accessory and data content expense. As of March 31, 2006, 73% of our customer base had converted to CDMA. The network build out and outsourcing of our billing and provisioning function resulted in $1.5 million of additional expense. We also experienced an increase in regulatory charges of $0.6 million, directly associated with an increase in end user revenue.
     Internet. Internet expense increased by $2.6 million, or 50.4%, to $7.9 million in 2006, from $5.2 million in 2005. Consistent with the growth in DSL subscriber base, we saw an increase of $0.8 million in DSL COGS including $0.3 million for modems which we capitalized in the prior year and $0.6 million in ISP access and circuit expenses. We also experienced a $0.8 million increase in labor expense driven by customer service related functions supporting our DSL products.
     Interexchange. Interexchange expenses decreased by $1.9 million, or 47.2% to $2.1 million for the three months ended March 31, 2006 compared to $4.0 million for the three months ended March 31, 2005. The decline is attributable to the receipt of $1.0 million in prior year access charge credits, as well as $0.9 million in favorable renegotiated intercompany B&C contracts, and improved allocations with our wireless segment.
     Depreciation and amortization. Depreciation and amortization expense decreased $3.3 million, or 16.2%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease is due to certain asset classes reaching their maximum depreciable lives.
     Other income and expense. Loss on extinguishment of debt decreased by $16.6 million to $9.6 million for the three months ended March 31, 2006 compared to $26.2 million for the three months ended March 31, 2005. Loss on extinguishment of debt charges arose from various accretive debt restructuring transactions. Tender premiums were $6.4 million in the quarter ended March 31, 2006 compared to $12.8 million in 2005 and the write off of unamortized debt issuance costs and settlement of original issue discounts were $3.3 million in 2006 compared to $13.4 in the same period last year. Interest expense decreased by $1.8 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, as a result of our debt restructuring activities.
     Income Taxes
     We have fully reserved the income tax benefit resulting from the consolidated losses we have incurred since May 14, 1999, the date of the acquisition of substantially all of our operations.
     Net loss
     The increase in net loss is primarily a result of the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
     Sources
     We have satisfied our cash requirements in the first quarter of 2006 for operations, capital expenditures and debt service primarily through internally generated funds, and debt financing. For the three months ended March 31, 2006, our net cash flows provided by operating activities were $15.2 million. At March 31, 2006, we had approximately $11.8 million in net working capital, approximately $18.7 million in cash and cash equivalents, $2.0 million in short term investments and $4.4 million in restricted cash. As of March 31, 2006, we had $45.0 million of remaining capacity under our revolving credit facility, representing 100% of available capacity.
     From time to time we make purchases of our outstanding debt securities on the open market or in negotiated transactions. The timing and amount of such purchases, if any, will depend upon cash needs and market conditions, among other things. The 2005 senior secured credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and payment of dividends. The 2005 senior credit facility also requires that we achieve certain financial ratios quarterly. In the first quarter of 2006, we engaged in certain transactions affecting our 2005 senior credit facility and our outstanding debt securities. We amended our 2005 credit facility, increasing our term loan and paying off our higher interest debt. We entered into new interest swap agreements and with other swaps outstanding we have effectively hedged LIBOR on our entire term loan. See “Note 2, Long Term Obligations” in the notes to our consolidated financial statements for more information on these transactions.
     Subsequent to quarter end, in April 2006, we received approximately $7.7 million in cash from the redemption of our investment in Class C RTB stock. The investment was accounted for under the cost method and had a carrying value of approximately $1.0 million. We recognized a gain of approximately $6.7 million from the liquidation of this investment.
     In addition, in April 2006, the Regulatory Commission of Alaska granted CETC status in the areas served by Ketchikan Public Utilities and Copper Valley Telephone Cooperative.
     Uses
     Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been significant. The construction and geographic expansion of our wireless network has required significant capital. The implementation of our interexchange network and data services strategy is also capital intensive. Capital expenditures for the three months ended March 31, 2006 were $15.7 million, inclusive of $7.3 million of cash used to settle balances outstanding for capital equipment received and installed during 2005. New capital acquisition for 2006 totaled $8.4 million of which $2.0 million was expended on CDMA 1xRTT build out and $1.8 million was used to acquire fiber capacity to the lower 48 states and expand our DSL footprint. During the three months ended March 31, 2006, we also utilized $18.6 million for debt restructuring activities, of which $8.4 million was used to buy down debt, $6.4 million to settle tender premiums, $2.5 million to settle accrued interest expense, and $1.3 million for debt issuance costs. We intend to fund future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under our revolving credit facility.
     Our capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, and our decision to pursue specific acquisition opportunities, among other things.
     On October 28, 2004, we announced the adoption of a dividend policy by our board of directors and declared our first quarterly dividend of $0.185 per share. On March 21, June 14, September 16, and November 30, 2005, our board of directors declared quarterly cash dividends of $0.20 per share. In February 2006, we announced our board of directors increased our dividend policy to an annual rate of $0.86 per share, an increase of 7.5% over the previous annual rate of $0.80 per share. Based on current shares outstanding at May 1, 2006 of approximately 41,954, dividends payable during 2006 is estimated to be $36,092. Dividends on our common stock are not cumulative.
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
     Outlook
     We expect that, overall, the demand for telecommunications services in Alaska will grow, particularly as a result of:
•	increasing demand for wireless voice and data services following the launch of our CDMA 1xRTT network;

•	growth in demand for DSL and Internet access services due to higher business and consumer bandwidth needs; and

•	increasing demand for private network services by government and business customers on a statewide basis on either a circuit switched or IP basis.
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
     The telecommunications industry is extremely competitive, and we expect competition to intensify in the future. As an Incumbent LEC (“ILEC”), we face competition from resellers, local providers who lease our UNEs and from providers of local telephone services over separate facilities. Moreover, we anticipate that existing and emerging wireless technologies will increasingly compete with LEC services. Similarly, we expect local and interexchange service competition will continue to come from cable television providers and voice over IP providers. In wireless services, we currently compete with at least one other wireless provider in each of our wireless service areas. In the highly competitive business for Internet access services, we currently compete with a number of established online service companies, interexchange carriers and cable companies. In the interexchange market, we believe we currently have less than 5% of total revenue in Alaska and face competition from two major interexchange providers.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the first quarter of 2006, we completed refinancing transactions that significantly changed our capital structure and changed our exposure to interest rate and other market risks.
     In February 2006, we amended our 2005 senior credit facility, increasing the $375.0 million term loan under the facility by $52.9 million and re-priced the facility to LIBOR plus 1.75% from LIBOR plus 2.00%. The amendment permitted ACS Holdings to purchase substantially all of its then outstanding 9 7/8 % Senior Notes due 2011.
     In February 2006, we and ACS Holdings executed $115.0 million and $52.9 million notional amount floating-to-fixed interest rate swap agreements related to ACS Holdings’ $429.9 million term loan under its 2005 senior secured bank credit facility. The swaps are accounted for as cash flow hedges and effectively fixed the LIBOR rate on $115.0 million and $52.9 million principal amount of senior secured bank debt at 6.71% and 6.75%, inclusive of a 1.75% premium over LIBOR, through December 2011. We had previously entered into interest rate swaps for a notional amount of $260.0 million to hedge LIBOR on our 2005 senior credit facility. Combined, these transactions fixed the rates on the entire term loan.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

     Changes in Internal Control over Disclosure and Reporting
     There were no changes to the Company’s internal control over financial reporting during the first quarter ended March 31, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II            OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     We are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. We have recorded litigation reserves of $0.9 million as of March 31, 2006 against certain current claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
     The following section should be read in conjunction with the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005.
A failure of enhanced emergency calling services associated with our network may harm our business.
     We provide enhanced 911, or E911, service to our customers where such service is available. We also contract from time to time with municipalities to upgrade their public safety answering points such that those facilitates become capable of receiving our transmission of a 911 caller’s location information and telephone number. If the emergency call center is unable to process such information, the caller is provided only basic 911 services. In these instances, the emergency caller may be required to verbally advise the operator of such caller’s location at the time of the call. Any inability of the answering point to automatically recognize the caller’s location or telephone number whether or not it occurs as a result of our network operations may cause us to incur liability or cause our reputation or financial results to suffer.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Working capital restrictions and other limitations on the payment of dividends
     Our 2005 senior secured credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends. Such credit facility also requires that we maintain certain financial ratios.
     In addition, our board of directors may, in its absolute discretion, amend or repeal our dividend policy which may result in the decrease or discontinuation of dividends. Future dividends, if any, will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, business opportunities, any competitive or technological developments, our increased need to make capital expenditures, provisions of Delaware law or other applicable law, and other factors that our board of directors may deem relevant.
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

Date: May 8, 2006	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Liane Pelletier

Liane Pelletier
Chief Executive Officer,
Chairman of the Board and President

/s/ David Wilson

David Wilson
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)