Form 10-Q
period 2006-06-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2006-08-08
CIK 1089511

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐      No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of the registrant’s Common Stock, as of August 1, 2006, was 42,076,845.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands Except Per Share Amounts)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$32,123	$28,877
Restricted cash	3,450	4,415
Short-term investments	—	10,525
Accounts receivable-trade, net of allowance of $6,742 and $6,206	38,289	41,080
Materials and supplies	10,318	7,885
Prepayments and other current assets	4,347	3,445

Total current assets	88,527	96,227

Property, plant and equipment	1,128,700	1,116,780
Less: accumulated depreciation	742,442	718,750

Property, plant and equipment, net	386,258	398,030

Goodwill	38,403	38,403
Intangible assets	21,604	21,688
Debt issuance cost	10,395	11,733
Deferred charges and other assets	20,059	10,332

Total assets	$565,246	$576,413

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$1,003	$683
Accounts payable — affiliates	2,963	2,844
Accounts payable, accrued and other current liabilities	51,007	54,920
Advance billings and customer deposits	9,735	9,712

Total current liabilities	64,708	68,159

Long-term obligations, net of current portion	437,538	444,895
Other deferred credits and long-term liabilities	80,411	82,223

Total liabilities	582,657	595,277

Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized, 46,625 and 46,230 issued and 42,076 and 41,681 outstanding, respectively	466	462
Treasury stock, 4,549 shares at cost	(18,443)	(18,443)
Paid in capital in excess of par value	319,088	333,522
Accumulated deficit	(329,593)	(334,727)
Accumulated other comprehensive income (loss)	11,071	322

Total stockholders’ equity (deficit)	(17,411)	(18,864)

Commitments and contingencies
Total liabilities and stockholders’ equity (deficit)	$565,246	$576,413

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating revenues:
Local telephone	$47,486	$50,341	$95,761	$101,906
Wireless	26,946	21,354	51,454	38,410
Internet	6,089	5,508	12,075	10,569
Interexchange	4,550	4,022	8,423	7,748

Total operating revenues	85,071	81,225	167,713	158,633

Operating expenses:
Local telephone (exclusive of depreciation and amortization)	31,519	30,841	63,628	61,652
Wireless (exclusive of depreciation and amortization)	14,931	11,990	28,745	22,020
Internet (exclusive of depreciation and amortization)	6,696	5,590	14,588	10,839
Interexchange (exclusive of depreciation and amortization)	3,322	3,929	5,426	7,911
Depreciation and amortization	16,034	20,692	33,131	41,105
Loss (gain) on disposal of assets, net	383	—	1,105	(68)

Total operating expenses	72,885	73,042	146,623	143,459

Operating income	12,186	8,183	21,090	15,174

Other income and expense:
Interest expense	(7,643)	(8,865)	(15,617)	(18,631)
Loss on extinguishment of debt	—	—	(9,650)	(26,204)
Interest income	402	412	794	906
Other	8,561	(42)	8,517	(87)

Total other income and expense	1,320	(8,495)	(15,956)	(44,016)

Net income (loss)	$13,506	$(312)	$5,134	$(28,842)

Net income (loss) per share:
Basic	$0.32	$(0.01)	$0.12	$(0.74)

Diluted	$0.31	$(0.01)	$0.12	$(0.74)

Weighted average shares outstanding
Basic	41,989	40,896	41,891	38,824

Diluted	43,342	40,896	43,164	38,824

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
Six Months Ended June 30, 2006 and 2005
(Unaudited, In Thousands Except Per Share Amounts)

			Paid in		Accumulated
			Capital in		Other
	Common	Treasury	Excess of	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Par	Deficit	Income (Loss)	Equity
Balance, December 31, 2004	$352	$(18,443)	$282,272	$(293,092)	$(4,531)	$(33,442)

Components of comprehensive loss:
Comprehensive income (loss) 3 months ended March 31	—	—	—	(28,530)	2,457	(26,073)
Comprehensive loss 3 months ended June 30	—	—	—	(312)	(4,632)	(4,944)

Total comprehensive loss						(31,017)

Dividends declared	—	—	(16,443)	—	—	(16,443)

Stock compensation costs	—	—	539	—	—	539

Issuance of 833 shares of common stock, $.01 par	8	—	4,673	—	—	4,681

Issuance of 9,897 shares of common stock, $.01 par	100	—	76,207	—	—	76,307

Balance, June 30, 2005	$460	$(18,443)	$347,248	$(321,934)	$(6,706)	$625

Balance, December 31, 2005	$462	$(18,443)	$333,522	$(334,727)	$322	$(18,864)

Components of comprehensive income:
Comprehensive income (loss) 3 months ended March 31	—	—	—	(8,372)	5,649	(2,723)
Comprehensive income 3 months ended June 30	—	—	—	13,506	5,100	18,606

Total comprehensive income						15,883

Dividends declared	—	—	(18,092)	—	—	(18,092)

Stock compensation costs	—	—	3,223	—	—	3,223

Cashless exercise of 122 stock plan shares and related taxes	—	—	(1,118)	—	—	(1,118)

Issuance of 395 shares of common stock pursuant to stock plans, $.01 par	4	—	1,553	—	—	1,557

Balance, June 30, 2006	$466	$(18,443)	$319,088	$(329,593)	$11,071	$(17,411)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$5,134	$(28,842)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,131	41,105
Loss (gain) on disposal of assets and asset impairments	1,105	(68)
Gain on sale of long-term investments	(6,685)	—
Amortization of debt issuance costs and original issue discount	4,213	14,477
Stock compensation costs	3,223	539
Other deferred credits	(3,534)	(3,416)
Changes in components of working capital:
Accounts receivable and other current assets	(544)	(3,888)
Accounts payable and other current liabilities	1,772	(7,903)
Deferred charges and other assets	44	3,113

Net cash provided by operating activities	37,859	15,117

Cash Flows from Investing Activities:
Construction and capital expenditures	(26,937)	(29,965)
Purchase of short-term investments	(19,925)	(67,745)
Sale of short-term investments	30,450	83,000
Liquidation of long-term investments	7,663	—
Placement of funds in restricted account	—	(300)
Release of funds from escrow	965	445

Net cash provided by investing activities	(7,784)	(14,565)

Cash Flows from Financing Activities:
Repayments of long-term debt	(61,463)	(405,330)
Proceeds from the issuance of long-term debt	52,900	335,000
Debt issuance costs	(1,349)	(10,637)
Payment of cash dividends on common stock	(17,356)	(13,802)
Issuance of common stock	439	88,206
Stock issuance costs	—	(7,817)

Net cash used by financing activities	(26,829)	(14,380)

Increase (decrease) in cash	3,246	(13,828)

Cash and cash equivalents at beginning of the period	28,877	50,660

Cash and cash equivalents at the end of the period	$32,123	$36,832

Supplemental Cash Flow Data:
Interest paid, net of capitalized interest	$16,953	$21,539
Decrease in accounts payable for construction and capital expenditures	6,279	—
Supplemental Noncash Transactions:
Interest rate swap	$(10,749)	$2,175
Dividend declared, but not paid	(9,060)	(8,303)
Stock funding of pension	—	599
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
          In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.
Revenue Recognition
          Access revenue is recognized when earned. The Company participates in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska (“RCA”) within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At June 30, 2006 and December 31, 2005, the Company had liabilities of $19,778 and $19,198, respectively, related to its estimate of refundable revenue.
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
          The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction, which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $59,647 and $52,565 as of June 30, 2006 and December 31, 2005, respectively, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. If the Company were not following SFAS No. 71, it would have recorded additional cumulative depreciation expense in the six months ended June 30, 2006, of $7,082 for the intrastate and local jurisdictions. The Company also has a regulatory liability of $59,876 and $58,154 at June 30, 2006 and December 31, 2005, respectively, related to accumulated removal costs. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143, Accounting for Asset Retirement Obligations. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles. SFAS No. 71 also requires revenue and costs generated between regulated and non-regulated group companies not be eliminated on consolidations; these revenues and costs totaled $8,007 and $7,729 for the three months ended June 30, 2006 and 2005, respectively, and $15,560 and $15,064 for the six months ended June 30, 2006 and 2005, respectively.
Income Taxes
          The Company did not record a provision for income taxes for the quarterly periods ended June 30, 2006 or 2005 as a result of operating results and current estimated operating results for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that these deferred tax assets are, at least in part, realizable; the valuation allowance will be reduced to the extent of such realization and recognized as a deferred income tax benefit in the statement of operations in the period of change.
Use of Estimates
          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
2. NEW ACCOUNTING STANDARDS
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 will be effective for the Company on January 1, 2007. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is currently in the process of quantifying the impact FIN 48 will have on its financial position and results of operations.
3. ASSET RETIREMENT OBLIGATION
          In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 was effective for the Company on December 31, 2005, and required it to recognize asset retirement obligations which are conditional on a future event. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. The Company has a regulatory liability of $59,876 and $58,154 at June 30, 2006 and December 31, 2005, respectively, related to accumulated removal costs for its local telephone subsidiaries. Consistent with the industry, the Company follows SFAS No. 71, for asset retirement obligations associated with its regulated telephone plant. The Company’s assets are pooled and the depreciable lives set by the regulators include a removal component which, in effect, accounts for the cost of removal. Non-regulated operations of the Company are accounted for under the principles of SFAS No. 143 and FIN 47 for which the Company has recorded a retirement obligation of $1,026 and $836 as of June 30, 2006 and December 31, 2005, respectively. These costs were recorded as a result of the Company’s estimated obligation related to the removal of certain cell sites at the end of their operating lease term, adjusted for accretion over the life of the lease.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
3. ASSET RETIREMENT OBLIGATION (Continued)
          The following table outlines the changes in the accumulated retirement obligation liability:

Balance, January 1, 2005	$726
Asset retirement obligation	51
Accretion expense	59
Settlement of lease obligations	—

Balance, December 31, 2005	$836
Asset retirement obligation	139
Accretion expense	51
Settlement of lease obligations	—

Ending Balance, June 30, 2006	$1,026

4. EARNINGS PER SHARE
          Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the treasury stock method. Potential common share equivalents, which consisted of options and restricted stock granted to employees, and deferred shares granted to directors resulted in dilutive earnings per share for the three and six months ended June 30, 2006. As the Company incurred a loss for the three and six months ended June 30, 2005, it excluded the anti-dilutive impact of options, restricted stock and deferred shares from its earnings per share calculation in those periods.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006
Numerator:
Net income	$13,506	$5,134
Denominator:
Weighted Average Shares Outstanding
Total basic shares	41,989	41,891
Dilutive impact of:
Options	885	867
Restricted stock	406	344
Deferred shares	62	62

Total dilutive shares	43,342	43,164

Earnings per share:
Basic	$0.32	$0.12

Dilutive	$0.31	$0.12

5. STOCK INCENTIVE PLANS
          Under various plans, ACS Group, through the Compensation Committee of the Board of Directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At June 30, 2006, ACS Group has reserved a total of 10,060 shares (10.06 million) of authorized common stock for issuance under the plans. In general, options under the plans vest ratably over three, four or five years. After the plans terminate, all shares granted under the plan, prior to its termination, continue to vest under the terms of the grant when it was awarded.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
5. STOCK INCENTIVE PLANS (Continued)
Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan
          ACS Group has reserved 7,160 shares under this plan, which was adopted by the Company in November 1999. At June 30, 2006, 8,511 equity instruments have been granted, 3,068 have been forfeited, 3,116 have been exercised or released, and 1,716 shares are available for grant under the plan.
Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan (ESPP)
          This plan was also adopted by ACS Group in November 1999. ACS Group has reserved 1,550 shares under this plan. At June 30, 2006, 890 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.
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
2003 Options for Officer Inducement Grant
          During 2003, the Company’s Board of Directors awarded 1,000 options as an inducement grant in hiring the Company’s Chief Executive Officer. As of June 30, 2006, 400 options have been exercised/converted and 600 are currently outstanding. The options were registered with the Securities Exchange Commission on Form S-8 during October 2004.
ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan
          The non-employee director stock compensation plan was adopted by ACS Group in November 1999. ACS Group has reserved 350 shares under this plan. At June 30, 2006, 183 shares have been awarded and 167 shares are available for grant under the plan. In 2006 and 2005, the plan requires directors to receive not less than 50% of their annual retainer in the form of ACS Group’s stock and directors are permitted to elect up to 100% of their annual retainer in the form of ACS Group’s stock. For the three months ended June 30, 2006, five shares under the plan were awarded to directors, of which three were elected to be deferred until termination of service by the directors.
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
5. STOCK INCENTIVE PLANS (Continued)
line attribution method for stock-based payment grants from July 1, 2005 onwards and the graded vesting attribution method for legacy stock-based payment grants as prescribed by SFAS No.123(R).
          Total compensation cost for share-based payments was $3,223 and $539 for the six months ended June 30, 2006 2005, respectively. Accrued compensation expense associated with restricted shares yet to be awarded was $305 and $0 for the six months ended June 30, 2006 and 2005, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
          There were no options granted for the six months ended June 30, 2006 and seven options granted for the same period in 2005. There were 721 and 0 restricted stock grants for the six months ended June 30, 2006 and 2005, respectively. The following table describes the assumptions used for valuation of equity instruments awarded during the six months ended June 30, 2006 and 2005.

	2006	2005
Stock Options:

Risk free rate	—	4.21%
Dividend yield	—	8.65%
Expected volatility factor	—	40.17%
Expected option life (years)	—	6.0
Expected forfeiture rate	—	2.00%

Restricted stock grants:

Risk free rate	4.50%	—
Dividend yield	7.94%	—
Expected forfeiture rate	2.00%	—
Options and Restricted Stock Outstanding
          Stock Options
          Proceeds from the exercise of stock options for the six months ended June 30, 2006 were $936. The Company chose to remit $210 of these proceeds, for payroll taxes, in exchange for shares surrendered back to the Company.
          Information on outstanding options under the plan for the six months ended June 30, 2006 is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 1	1,981	$5.56
Granted	—	—
Exercised	(288)	5.23
Canceled or expired	(3)	5.36

Outstanding at June 30, 2006	1,690	5.62	6.84	11,883

Exercisable at June 30, 2006	195	$11.40	4.20	$244

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
5. STOCK INCENTIVE PLANS (Continued)
          Restricted Stock
          Select information on restricted stock under the plan for 2006 is as follows:

		Weighted
		Average
	Number of	Fair
	Shares	Value
Outstanding at January 1, 2006	724	$8.70
Granted	721	9.73
Vested	(191)	8.70
Canceled or expired	(16)	8.80

Outstanding at June 30, 2006	1,238	$9.17

          Equity instrument activity under the plan for 2006 and 2005 is as follows:
          (i) Unamortized stock-based payment and the weighted average expense period at June 30, 2006:

		Average Period
	Unamortized	to Expense
	Expense	(years)
Stock options	$938	1.0
Restricted stock	9,613	2.1

Total	$10,551	2.0

          (ii)Information on the fair value of equity instruments granted, shares vested, and options exercised is summarized as follows:

	Six Months Ended
	June 30,
	2006	2005
Weighted-average grant-date fair value of equity instruments granted	$9.73	$1.57
Total fair value of shares vested during the period	$1,910	$292
Total intrinsic value of options exercised	$1,820	$3,346

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
          The following table represents the net periodic pension expense for the ACS Retirement Plan for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest cost	$189	$191	$381	$379
Expected return on plan assets	(214)	(206)	(429)	(407)
Amortization of loss	113	123	222	237
Amortization of prior service cost	51	51	101	102

Net periodic pension expense	$139	$159	$275	$311

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
7. BUSINESS SEGMENTS (Continued)
          The following table illustrates selected financial data for each segment as of and for the three months ended June 30, 2006:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$47,486	$26,960	$6,152	$6,314	$2,637	$(4,478)	$85,071
Depreciation and amortization	11,121	2,868	923	54	1,068	—	16,034
Operating income (loss)	2,737	8,267	(1,987)	1,778	1,391	—	12,186
Interest expense	(89)	(1)	—	(44)	(7,509)	—	(7,643)
Interest income	—	—	—	—	402	—	402
Income tax provision (benefit)	1,088	3,398	—	—	(4,486)	—	—
Net income (loss)	1,560	4,868	(1,987)	1,734	7,331	—	13,506
Total assets	409,853	138,958	36,716	23,162	6,157	(49,600)	565,246
Capital expenditures	757	4,039	2,862	876	3,709	—	12,243
          Operating revenue disclosed above includes inter-segment operating revenue of $12,485 of which $4,478 is eliminated. By segment, affiliate revenue balances are as follows: local telephone, $7,133 of which $4 is eliminated; wireless, $689 of which $14 is eliminated; Internet, $112 of which $63 is eliminated; interexchange, $1,918 of which $1,764 is eliminated; and all other, $2,633 of which $2,633 is eliminated. In accordance with SFAS No. 71, affiliate revenue between local telephone and all other segments is not eliminated.
          The following table illustrates selected financial data for each segment as of and for the three months ended June 30, 2005:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$50,341	$21,363	$5,571	$5,046	$5,774	$(6,870)	$81,225
Depreciation and amortization	13,180	2,616	977	83	3,836	—	20,692
Operating income (loss)	1,277	5,862	(1,289)	347	1,986	—	8,183
Interest expense	(190)	(1)	—	(46)	(8,628)	—	(8,865)
Interest income	—	—	—	—	412	—	412
Income tax provision (benefit)	681	2,411	—	—	(3,092)	—	—
Net income (loss)	406	3,440	(1,289)	301	(3,170)	—	(312)
Total assets	447,642	122,484	37,211	19,994	12,680	(41,648)	598,363
Capital expenditures	6,494	2,963	13,654	(1,238)	910	—	22,783
          Operating revenue disclosed above includes inter-segment operating revenue of $14,599 of which $6,870 is eliminated. By segment, affiliate revenue balances are as follows: local telephone, $6,876 of which $4 is eliminated; wireless, $641 of which $9 is eliminated; Internet, $109 of which $63 is eliminated; interexchange, $1,203 of which $1,024 is eliminated; and all other, $5,770 of which $5,770 is eliminated. In accordance with SFAS No. 71, affiliate revenue between local telephone and all other segments is not eliminated.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
7. BUSINESS SEGMENTS (Continued)
          The following table illustrates selected financial data for each segment as of and for the six months ended June 30, 2006:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$95,763	$51,479	$12,201	$11,653	$6,056	$(9,439)	$167,713
Depreciation and amortization	22,590	5,578	1,954	113	2,896	—	33,131
Operating income (loss)	4,641	15,396	(5,112)	3,988	2,177	—	21,090
Interest expense	(182)	(2)	—	(89)	(15,344)	—	(15,617)
Loss on extinguishment of debt	—	—	—	—	(9,650)	—	(9,650)
Interest income	—	—	—	—	794	—	794
Income tax provision (benefit)	1,836	6,330	—	—	(8,166)	—	—
Net income (loss)	2,623	9,064	(5,112)	3,899	(5,340)	—	5,134
Total assets	409,853	138,958	36,716	23,162	6,157	(49,600)	565,246
Capital expenditures	4,855	5,812	4,081	1,448	4,462	—	20,658
          Operating revenue disclosed above includes inter-segment operating revenue of $24,999 of which $9,439 is eliminated. By segment, affiliate revenue balances are as follows: local telephone, $13,842 of which $9 is eliminated; wireless, $1,332 of which $25 is eliminated; Internet, $235 of which $126 is eliminated; interexchange, $3,541 of which $3,230 is eliminated; and all other, $6,049 of which $6,049 is eliminated. In accordance with SFAS No. 71, affiliate revenue between local telephone and all other segments is not eliminated.
          The following table illustrates selected financial data for each segment as of and for the six months ended June 30, 2005:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$101,906	$38,429	$10,696	$9,476	$11,411	$(13,285)	$158,633
Depreciation and amortization	26,398	5,214	1,797	174	7,522	—	41,105
Operating income (loss)	4,301	9,927	(2,801)	221	3,526	—	15,174
Interest expense	(261)	(1)	—	(92)	(18,277)	—	(18,631)
Loss on extinguishment of debt	—	—	—	—	(26,204)	—	(26,204)
Interest income	—	—	—	—	906	—	906
Income tax provision (benefit)	1,826	4,097	—	—	(5,923)	—	—
Net income (loss)	2,214	5,819	(2,801)	129	(34,203)	—	(28,842)
Total assets	447,642	122,484	37,211	19,994	12,680	(41,648)	598,363
Capital expenditures	10,621	3,262	14,362	(1,238)	2,958	—	29,965
          Operating revenue disclosed above includes inter-segment operating revenue of $28,349 of which $13,285 is eliminated. By segment, affiliate revenue balances are as follows: local telephone, $13,388 of which $8 is eliminated; wireless, $1,198 of which $19 is eliminated; Internet, $233 of which $127 is eliminated; interexchange, $2,127 of which $1,728 is eliminated; and all other, $11,403 of which $11,403 is eliminated. In accordance with SFAS No. 71, affiliate revenue between local telephone and all other segments is not eliminated.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8. COMMITMENTS AND CONTINGENCIES
          The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $428 at June 30, 2006 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
          On July 15, 2002, the Company fulfilled a commitment to Crest Communications, LLC (“Crest”) a successor to Neptune Communications, LLC) to provide a loan for the aggregate principal amount of $15,000 in return for certain consideration. The Company has an agreement that enables it to purchase additional fiber optic capacity in future years from Crest. While the Company has an agreement with Crest, certain material terms of the agreement remain subject to continued renegotiation. The significant provisions of this agreement are: i) purchase commitments by the Company for capacity in 2006 of approximately $4,500, of which $3,303 was satisfied in the first six months of 2006, ii) Crest’s restoration of the Company’s traffic carried on another cable system, iii) and specific interconnection arrangements between the Company and Crest when the Company exercises its option to purchase certain network assets from Crest. See “Note 9, Other Events”, for more information on this transaction.
9. OTHER EVENTS
          In January 2006, the Company executed definitive agreements to assume ownership of strategic fiber optic cable network assets from Crest. Pursuant to a 2002 agreement with Crest, the Company was granted an option to exchange its $15,000 note for certain strategic assets. The Company exercised its option in April 2005 to assume ownership of such assets. On April 17, 2006, the closing occurred whereby ACS assumed ownership of significant fiber optic transport facilities then owned by Crest in Alaska between Whittier and Anchorage, and between Anchorage and Fairbanks. The company recorded a gain of $1,979 on the intrinsic value of the option exercise and invested $1,101 in additional fiber capacity to the lower 48 states.
          On April 11, 2006, the Company received $7,663 in cash from the liquidation of the Rural Telephone Bank (“RTB”). The Company recognized a gain during the quarter ending June 30, 2006 of $6,685 from the liquidation of its investment in Class C RTB stock, which had a carrying value of $978.

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
          Wireless — We are the second largest statewide provider of wireless services in Alaska, currently serving over 123,000 subscribers. Our wireless network footprint covers over 533,000 residents, including all major population centers and highway and ferry corridors. We offer wireless service primarily on our digital network known as CDMA 1xRTT, which provides customers with improved voice call quality, average mobile data speeds of 70-80kbps and provides a platform for the launch of enhanced services. We offer wireless broadband service based on EV-DO which enables high speed data connectivity with speeds that burst up to 2mbps to our wireless markets in Anchorage, Fairbanks, and Juneau. We also maintain a TDMA wireless network for our customers who have not yet upgraded to CDMA. We estimate that our CDMA service currently covers 78% of the state of Alaska’s population of approximately 664,000 residents.
          Internet — We are the second largest provider of Internet access services in Alaska with over 54,000 customers. We offer dial-up and dedicated DSL Internet access to our customers. We are also a single source provider of advanced IP based private networks in Alaska.
          Interexchange — We provide switched and dedicated long distance services to over 60,000 customers in Alaska. The traffic from these customers is carried over our owned or leased facilities.
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
          We use an allowance method to estimate the net realizable value of accounts receivable. As of June 30, 2006, the allowance for doubtful accounts receivable was $6.7 million. Actual collection results could vary from this estimate.
          Access revenue is recognized when earned. We participate in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, our policy is to defer revenue collected until settlement methodologies are resolved and finalized. At June 30, 2006, we had recorded liabilities of $19.8 million related to our estimate of refundable access revenue. Actual results could vary from this estimate.
          We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. The cumulative valuation allowance against deferred tax assets was $130.9 million as of June 30, 2006, which represents 100% of all deferred tax assets.
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
          The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction, which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $59.6 million and $52.6 million as of June 30, 2006 and December 31, 2005, respectively, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. If the Company were not following SFAS No. 71, these costs would have been charged to expense as incurred. The Company also has a regulatory liability of $59.9 million and $58.2 million at June 31, 2006 and December 31, 2005, respectively, related to accumulated removal costs on the local exchange subsidiaries. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143 for asset retirement obligations associated with its regulated telephone plant. SFAS No. 71 also requires revenue and costs generated between regulated and non-regulated companies not be eliminated on consolidation; these revenues and costs totaled $15.6 million and $15.1 million for the six months ended June 30, 2006 and 2005, respectively. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles.
          Goodwill and indefinite-lived intangible assets are assessed for impairment on at least an annual basis. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. We determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. At June 30, 2006, we had recorded goodwill of $38.4 million applicable to our local telephone and wireless segments and intangible assets of $21.6 million related primarily to our wireless segment, of which none was considered impaired.
          As of July 1, 2005, we adopted SFAS No. 123(R), which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. As a result of the adoption of SFAS No. 123(R), and the issuance of restricted stock, we recorded $1.6 million and $3.2 million of stock-based compensation for the three and six months ended June 30, 2006, respectively.
          We are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business, and have recorded litigation reserves of $0.4 million against certain claims and legal actions as of June 30, 2006. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress.

Employees
          As of June 30, 2006, we employed approximately 984 regular full-time employees and 8 regular part-time employees. Of these employees, 78.6% are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Management considers employee relations to be good with both the represented and non-represented workforce.
RESULTS OF OPERATIONS
          All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
          Operating Revenue
          Operating revenue increased $3.8 million, or 4.7%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Wireless, Internet and interexchange revenue increased compared to the corresponding period of 2005, while local telephone revenue decreased compared to the corresponding period of 2005.
          Local Telephone. Local telephone revenue, which consists of local network service, network access and deregulated and other revenue, decreased $2.9 million, or 5.7%, for the three months ended June 30, 2006 compared to the same period in 2005.
          The following table summarizes the Company’s consolidated local telephone revenue by category:

	Three Months Ended
	June 30,
	2006	2005
	(in thousands)
Local telephone revenue:
Local network service	$20,159	$21,512
Network access	22,093	22,798
Deregulated and other	5,234	6,031

Total local telephone revenue	$47,486	$50,341

          The following table summarizes our local telephone access lines:

	As of June 30,
	2006	2005
Local telephone access lines:
Retail	197,031	203,224
Wholesale	12,504	15,109
Unbundled network elements — loop (UNE — L)	46,482	59,271
Unbundled network elements — platform (UNE — P)	6,749	6,454

Total local telephone access lines	262,766	284,058

          Local network service revenue decreased $1.4 million or 6.3% for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, while access lines in service decreased 7.5% to 262,766. The decrease in revenue primarily reflects the net effect of access line losses.
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

          Network access revenue is based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for our retail and resale customers. Network access revenue decreased $0.7 million, or 3.1%, for the three months ended June 30, 2006, compared to the same period in 2005, driven in part by a shift in voice traffic to wireless networks. Management expects that network access revenue will decline as a component of local telephone revenue for the foreseeable future.
          Deregulated and other revenue consists principally of billing and collection services, space and power rents, deregulated equipment sales (“CPE”), voice mail revenue, regulated directory listing revenue, and other miscellaneous telephone revenue. Deregulated revenue decreased $0.8 million, or 13.2%, for the three months ended June 30, 2006, compared to the three months ended June 30, 2005 as the result of a decrease in CPE sales and a decline in billing and collection revenue due to renegotiated affiliate contracts.
          Wireless. Wireless revenue increased $5.6 million, or 26.2%, to $26.9 million for the three months ended June 30, 2006 compared to $21.4 million for the three months ended June 30, 2005. This increase is due primarily to the following:
•	growth in average subscribers of 15.7% for the three months ended June 30, 2006 over the prior year period;

•	an increase in quarterly average revenue per unit, or ARPU, of 1.7% to $56.51 for the three months ended June 30, 2006, from $55.55 for the three months ended June 30, 2005, primarily as a result of improved subscriber mix with a higher proportion of post paid retail subscribers, increased plan revenue, feature revenue, roaming revenue, regulatory surcharges and receipt of CETC funding status on January 1, 2005 which added $9.32 and $7.31 to cellular ARPU in the second quarter of 2006 and 2005 respectively;

•	higher phone and accessory sales in the three months ended June 30, 2006 resulting in $2.0 million of handset revenue compared to $1.8 million for the three months ended June 30, 2005;

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $3.6 million from $1.5 million for the three months ended June 30, 2006 and 2005, respectively;

•	revenue and ARPU increase offset by a $0.7 million net increase in reserves, including an $0.8 million increase due to a refinement in collection estimates for a customer segment based on experience.
          Internet. Internet revenue increased $0.6 million, or 10.5%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, primarily as a result of growth in data sales to businesses and DSL subscribers, which increased 35.5% to 39,982 at June 30, 2006 from 29,502 at June 30, 2005. This increase was partially offset by a decline in our dial up customer base.
          Interexchange. Interexchange revenue increased $0.5 million, or 13.1%, for the three months ended June 30, 2006, compared to the three months ended June 30, 2005. Long distance subscribers increased to 60,556 at June 30, 2006, from 50,701 at June 30, 2005 and non-affiliate quarterly minutes of use increased to 30.0 million for the three months ended June 30, 2006, from 29.0 million for the three months ended June 30, 2005.
          Operating Expense
          Operating expense decreased $0.2 million, or 0.2%, to $72.9 million for the three months ended June 30, 2006, from $73.0 million for the three months ended June 30, 2005. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
          Local Telephone. The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense increased $0.7 million to $31.5 million for the three months ended June 30, 2006 from $30.8 million for the three months ended June 30, 2005. The increase in local telephone expense was substantially attributable to a $1.2 million increase in stock compensation expense associated with a broader base of employees eligible to receive incentive driven compensation and a $0.2 million increase in property taxes, offset by a $0.7 decrease in CPE COGS.

          Wireless. Wireless expense increased $2.9 million, or 24.5%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The 15.0% increase in total subscribers and the continued TDMA to CDMA conversion resulted in an increase of $0.8 million in handset, accessory and data content expense. As of June 30, 2006, 85% of our retail customer base resided on our CDMA network. The network build out resulted in $1.0 million of additional expense. Advertising increased $0.6 million and we experienced an increase in regulatory charges and outsourced billing and provisioning costs of $0.6 million, directly associated with an increase in subscribers and end user revenue.
          Internet. Internet expense increased by $1.1 million, or 19.8%, to $6.7 million in 2006, from $5.6 million in 2005. Consistent with the growth in DSL subscriber base, we saw an increase of $0.8 million in DSL COGS including $0.3 million for modems which we capitalized in the prior year and $0.4 million in ISP access and circuit expenses. We also experienced a $0.6 million increase in labor expense driven by customer service related functions supporting our DSL products. Offsetting these expenses, advertising was $0.3 million lower than the prior year.
          Interexchange. Interexchange expenses decreased by $0.6 million, or 15.4% to $3.3 million for the three months ended June 30, 2006 compared to $3.9 million for the three months ended June 30, 2005. The decline is primarily attributable to a $1.1 million reduction in affiliate billing and collection charges arising from an amended contract, offset by a $0.2 million increase in labor expense.
          Depreciation and amortization. Depreciation and amortization expense decreased $4.7 million, or 22.5%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The decrease is due to certain asset classes reaching their maximum depreciable lives.
          Other income and expense
          Other income and expense has increased by $9.8 million. The increase is primarily attributable to a receipt of $7.7 million for the liquidation of the Rural Telephone Bank, resulting in a gain of $6.7 million, as well as a decrease of $1.2 million in interest expense due to our improved debt structure in 2006. Additionally the settlement of our transaction to purchase the Alaska terrestrial assets from Crest resulted in a gain of $2.0 million. See “Note 9, Other Events”, for more information on these transactions.
          Income Taxes
          We have fully reserved the income tax benefit resulting from the consolidated losses we have incurred since May 14, 1999, the date of the acquisition of substantially all of our operations.
          Net income (loss)
          The increase in net income is primarily a result of the factors discussed above.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
          Operating Revenue
          Operating revenue increased $9.1 million, or 5.7%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Wireless, Internet and interexchange revenue increased compared to the corresponding period of 2005, while local telephone revenue decreased compared to the corresponding period of 2005.
          Local Telephone. Local telephone revenue, which consists of local network service, network access and deregulated and other revenue, decreased $6.1 million, or 6.0%, for the six months ended June 30, 2006 compared to the same period in 2005.

          The following table summarizes the Company’s consolidated local telephone revenue by category:

	Six Months Ended
	June 30,
	2006	2005
	(in thousands)
Local telephone revenue:
Local network service	$40,056	$43,730
Network access	46,119	46,148
Deregulated and other	9,586	12,028

Total local telephone revenue	$95,761	$101,906

          The following table summarizes our loc cal telephone access lines:

	As of June 30,
	2006	2005
Local telephone access lines:
Retail	197,031	203,224
Wholesale	12,504	15,109
Unbundled network elements — loop (UNE — L)	46,482	59,271
Unbundled network elements — platform (UNE — P)	6,749	6,454

Total local telephone access lines	262,766	284,058

          Local network service revenue decreased $3.7 million or 8.4% for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, while access lines in service decreased 7.5% to 262,766. The decrease in revenue primarily reflects the net effect of access line losses.
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
          Network access revenue is based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for our retail and resale customers. Network access revenue remained flat, for the six months ended June 30, 2006, compared to the same period in 2005, primarily due to settlements with interexchange carriers in the first quarter of 2006. Management expects that network access revenue will decline as a component of local telephone revenue for the foreseeable future.
          Deregulated and other revenue consists principally of billing and collection services, space and power rents, deregulated equipment sales (“CPE”), voice mail revenue, regulated directory listing revenue, and other miscellaneous telephone revenue. Deregulated revenue decreased $2.4 million, or 20.3%, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005 as the result of a decrease in CPE sales and a decline in billing and collection revenue due to amended affiliate contracts.
          Wireless. Wireless revenue increased $13.0 million, or 34.0%, to $51.5 million for the six months ended June 30, 2006 compared to $38.4 million for the six months ended June 30, 2005. This increase is due primarily to the following:
•	growth in average subscribers of 16.2% for the six months ended June 30, 2006 over the prior year period;

•	an increase in YTD average revenue per unit, or ARPU, of 9.9% to $56.90 for the six months ended June 30, 2006, from $51.78 for the six months ended June 30, 2005, primarily as a result of improved subscriber mix with a higher proportion of post paid retail subscribers, increased plan revenue, feature revenue, roaming revenue, regulatory surcharges and receipt of CETC funding status on January 1, 2005 which added $9.13 and $5.71 to cellular ARPU in the six months of 2006 and 2005 respectively;

•	higher phone and accessory sales in the six months ended June 30, 2006 resulting in $3.6 million of handset revenue compared to $3.2 million for the six months ended June 30, 2005;

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $5.5 million from $2.2 million for the six months ended June 30, 2006 and 2005, respectively;

•	revenue and ARPU increase offset in part by a $0.9 million increase in receivable reserves, $0.8 of which is due to a refinement in collection estimates for a customer segment based on experience.
          Internet. Internet revenue increased $1.5 million, or 14.2%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily as a result of growth in data sales to businesses and DSL subscribers, which increased 35.5% to 39,982 at June 30, 2006 from 29,502 at June 30, 2005. This increase was partially offset by a decline in our dial up customer base.
          Interexchange. Interexchange revenue increased $0.7 million, or 8.7%, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. Long distance subscribers increased to 60,556 at June 30, 2006, from 50,701 at June 30, 2005 and non-affiliate minutes of use increased to 59.2 million for the six months ended June 30, 2006, from 57.4 million for the six months ended June 30, 2005.
          Operating Expense
          Operating expense increased $3.2 million, or 2.2%, to $146.6 million for the six months ended June 30, 2006, from $143.5 million for the six months ended June 30, 2005. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
          Local Telephone. The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense increased $2.0 million to $63.6 million for the six months ended June 30, 2006 from $61.7 million for the six months ended June 30, 2005. The increase in local telephone expense was substantially attributable to a $2.3 million increase in stock compensation expense associated with a broader base of employees eligible to receive incentive driven compensation.
          Wireless. Wireless expense increased $6.7 million, or 30.5%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase in total subscribers and the continued TDMA to CDMA conversion resulted in an increase of $2.2 million in handset, accessory and data content expense. As of June 30, 2006, 85% of our retail customer base resided on our CDMA network. The network build out resulted in $2.7 million of additional expense. Advertising increased $0.6 million and we experienced an increase in regulatory charges and outsourced billing and provisioning costs of $1.3 million, directly associated with an increase in subscribers and end user revenue.
          Internet. Internet expense increased by $3.7 million, or 34.6%, to $14.6 million in 2006, from $10.8 million in 2005. Consistent with the growth in DSL subscriber base, we saw an increase of $2.1 million in DSL COGS including $0.6 million for modems which we capitalized in the prior year and $0.8 million in ISP access and circuit expenses. We also experienced a $1.4 million increase in labor expense driven by customer service related functions supporting our DSL products.
          Interexchange. Interexchange expenses decreased by $2.5 million, or 31.4% to $5.4 million for the six months ended June 30, 2006 compared to $7.9 million for the six months ended June 30, 2005. The decline is attributable to the receipt of $1.0 million in prior year access charge credits, as well as $2.0 million in amended affiliate billing and collection contracts, and improved allocations with our wireless segment offset by an increase of $0.4 in labor expenses.
          Depreciation and amortization. Depreciation and amortization expense decreased $8.0 million, or 19.4%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease is due to certain asset classes reaching their maximum depreciable lives.
          Other income and expense
          Other income and expense has increased $28.0 million in the six months ended June 30, 2006 over the prior year. Loss on extinguishment of debt decreased by $16.6 million to $9.6 million for the six months ended June 30, 2006 compared to $26.2 million for the six months ended June 30, 2005. Loss on extinguishment of debt charges arose from various accretive debt restructuring transactions. Tender premiums were $6.4 million in the period ended June 30, 2006 compared to $12.8 million in 2005 and the write off of unamortized debt issuance costs and settlement of original issue discounts were $3.3 million in 2006 compared to $13.4 in the same period last year. Interest expense decreased by $3.0 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, as a result of our debt restructuring activities. Additionally, the receipt of $7.7 million for the liquidation of the Rural Telephone Bank was recorded in April of 2006. The receipt resulted in a gain of $6.7 million. We also settled our transaction to purchase the Alaska terrestrial assets from Crest resulted in a gain of $2.0 million. See “Note 9, Other Events”, for more information on these transactions.
          Income Taxes
          We have fully reserved the income tax benefit resulting from the consolidated losses we have incurred since May 14, 1999, the date of the acquisition of substantially all of our operations.
          Net income (loss)
          The increase in net loss is primarily a result of the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
          Sources
          We have satisfied our cash requirements in the first two quarters of 2006 for operations, capital expenditures and debt service primarily through internally generated funds, and debt financing. For the six months ended June 30, 2006, our net cash flows provided by operating activities were $37.9 million. At June 30, 2006, we had approximately $23.8 million in net working capital, approximately $32.1 million in cash and cash equivalents and $3.5 million in restricted cash. As of June 30, 2006, we had $45.0 million of remaining capacity under our revolving credit facility, representing 100% of available capacity.
          From time to time we make purchases of our outstanding debt securities on the open market or in negotiated transactions. The timing and amount of such purchases, if any, will depend upon cash needs and market conditions, among other things. The 2005 senior secured credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and payment of dividends. The 2005 senior credit facility also requires that we achieve certain financial ratios quarterly. In the first quarter of 2006, we engaged in certain transactions affecting our 2005 senior credit facility and our outstanding debt securities. In the first quarter of 2006, we amended our 2005 credit facility, increasing our term loan and paying off our higher interest debt. We entered into new interest swap agreements and with other swaps outstanding we have effectively hedged LIBOR on our entire term loan.
          In April 2006, we received approximately $7.7 million in cash from the redemption of our investment in Class C RTB stock. The investment was accounted for under the cost method and had a carrying value of approximately $1.0 million. We recognized a gain of approximately $6.7 million from the liquidation of this investment.
          In addition, in April 2006, the Regulatory Commission of Alaska granted CETC status in the areas served by Ketchikan Public Utilities and Copper Valley Telephone Cooperative. We do not expect to receive revenue as a result of this action until 2007.
          Uses
          Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been significant. The construction and geographic expansion of our wireless network has required significant capital. The implementation of our interexchange network and data services strategy is also capital intensive. Capital expenditures for the six months ended June 30, 2006 were $26.9 million, inclusive of $6.3 million of cash used to settle balances outstanding for capital equipment received and installed during 2005. New capital acquisition for 2006 totaled $20.7 million of which $6.0 million was expended on CDMA 1xRTT build out and $3.7 million was used to acquire fiber capacity to the lower 48 states and expand our DSL footprint. During the first quarter of 2006, we also utilized $18.6 million for debt restructuring activities, of which $8.4 million was used to buy down debt, $6.4 million to settle tender premiums, $2.5 million to settle accrued interest expense, and $1.3 million for debt issuance costs. We intend to fund future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under our revolving credit facility.
          Our capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, and our decision to pursue specific acquisition opportunities, among other things.
          On October 28, 2004, we announced the adoption of a dividend policy by our board of directors and declared our first quarterly dividend of $0.185 per share. On March 21, June 14, September 16, and November 30, 2005, our board of directors declared quarterly cash dividends of $0.20 per share. In February 2006, we announced our board of directors increased our dividend policy to an annual rate of $0.86 per share, an increase of 7.5% over the previous annual rate of $0.80 per share. Based on current shares outstanding at August 1, 2006 of approximately 42,077, dividends payable during 2006 is estimated to be $36,186. Dividends on our common stock are not cumulative.
          We believe that we will have sufficient cash provided by operations and available borrowing capacity under our revolving credit facility to service our debt, pay our quarterly dividends, and fund our operations, capital expenditures and other obligations over the next 12 months. Our ability to meet such obligations will be dependent upon our future financial performance, which is, in turn, subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond our control.
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
          We believe that we will be able to capitalize on this demand through our diverse service offerings on our owned circuit switched and IP facilities, new sales and marketing initiatives directed toward basic and enhanced voice, and data services, and offering customers an integrated bundle of telecommunication services including local telephone, wireless, Internet, long distance, messaging and video entertainment.
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
Changes in Internal Control over Disclosure and Reporting
          There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II            OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
          We are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. We have recorded litigation reserves of $0.4 million as of June 30, 2006 against certain current claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
          The following section should be read in conjunction with the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005.

We derive a significant portion of our wireless revenue from roaming charges. This revenue may fluctuate or decline in the future as a result of general economic, contractual, and competitive factors.
          Approximately 4% of our revenue for the three months ended June 30, 2006 was derived from roaming charges incurred by other wireless providers whose customers traveled within our coverage areas. The revenue we recognize from these roaming charges may in the future be volatile or decline as a result of a number of factors, many of which are outside our control. These factors include, the strength of Alaskan economy and its primary industries, including tourism, general economic factors affecting commerce between Alaska and other States and countries, unresolved political matters which may affect public and private spending in Alaska, and others. For example, our service areas include a number of summer tourist destinations in Alaska; as a result, our roaming revenue generally increases during summer months and declines during other periods and depends heavily in these areas on the number of tourists who visit Alaskan tourist destinations. In addition, we cannot assure you our roaming agreements with other providers will continue to generate similar roaming revenues. Our agreements with other carriers have varying terms of varying length, including some which are terminable on short notice. In the event these roaming agreements expire or are terminated, we may be unable to renegotiate or replace these agreements on similar or acceptable terms. Failure to obtain acceptable roaming agreements could lead to a significant decline in our revenue and operating income. Lastly, changes in the network footprints of our roaming partners, or those of our competitors who are able to provide roaming coverage in our service areas, could have a material adverse effect on us.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
          None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.
ITEM 5. OTHER INFORMATION.
          On August 7, 2006, we appointed Anand Vadapalli, ___, as Senior Vice President of Network and Information Technology. Prior to joining us, Mr. Vadapalli had served since February 2004 as Vice President, Information Technology at Valor Telecom. From January 2003 to February 2004, Mr. Vadapalli served as Executive Vice President and Chief Information Officer at Network Telecom Corporation. From January 1996 through January 2003, he served in various positions at Broadwing / Cincinnati Bell, most recently as Vice President, Information Technology.
          The company has granted Mr. Vadipalli restricted stock valued at approximately $206,250. This restricted stock contains specified vesting provisions applicable over a 5-year period, with certain provisions granting acceleration of vesting upon the achievement of company performance objectives. In addition, Mr. Vadipalli is eligible for benefits under the company’s standard officer severance program. Mr. Vadapalli does not otherwise have an employment agreement with the company.
          Ken Sprain, our former Senior Vice President of Network and Information Technology, is expected to continue to provide certain services to us prior to his retirement, which is expected in February 2007

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

Date: August 8, 2006	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Liane Pelletier
Liane Pelletier
Chief Executive Officer,
Chairman of the Board and President

/s/ David Wilson
David Wilson
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)