Form 10-Q
period 2006-09-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2006-11-06
CIK 1089511

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐    No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of the registrant’s Common Stock, as of October 27, 2006, was 42,200,635.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands Except Per Share Amounts)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$38,242	$28,877
Restricted cash	1,700	4,415
Short-term investments	—	10,525
Accounts receivable-trade, net of allowance of $6,821 and $6,206	40,679	41,080
Materials and supplies	9,534	7,885
Prepayments and other current assets	3,941	3,445

Total current assets	94,096	96,227

Property, plant and equipment	1,145,850	1,116,780
Less: accumulated depreciation	755,027	718,750

Property, plant and equipment, net	390,823	398,030

Goodwill	38,403	38,403
Intangible assets	21,604	21,688
Debt issuance cost	9,916	11,733
Deferred charges and other assets	10,765	10,332

Total assets	$565,607	$576,413

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$1,024	$683
Accounts payable — affiliates	3,097	2,844
Accounts payable, accrued and other current liabilities	53,506	54,920
Advance billings and customer deposits	10,331	9,712

Total current liabilities	67,958	68,159

Long-term obligations, net of current portion	437,326	444,895
Other deferred credits and long-term liabilities	85,550	82,223

Total liabilities	590,834	595,277

Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized, 46,743 and 46,230 issued and 42,194 and 41,681 oustanding, respectively	467	462
Treasury stock, 4,549 shares at cost	(18,443)	(18,443)
Paid in capital in excess of par value	312,395	333,522
Accumulated deficit	(320,873)	(334,727)
Accumulated other comprehensive income	1,227	322

Total stockholders’ equity (deficit)	(25,227)	(18,864)

Commitments and contingencies
Total liabilities and stockholders’ equity (deficit)	$565,607	$576,413

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating revenues:
Local telephone	$47,862	$51,481	$143,623	$153,387
Wireless	31,441	24,260	82,895	62,670
Internet	6,544	5,613	18,619	16,182
Interexchange	4,529	4,347	12,952	12,095

Total operating revenues	90,376	85,701	258,089	244,334

Operating expenses:
Local telephone (exclusive of depreciation and amortization)	32,368	32,857	95,996	94,508
Wireless (exclusive of depreciation and amortization)	16,667	14,196	45,412	36,216
Internet (exclusive of depreciation and amortization)	7,050	5,744	21,638	16,584
Interexchange (exclusive of depreciation and amortization)	3,729	4,720	9,155	12,631
Depreciation and amortization	14,538	20,955	47,669	62,060
Loss (gain) on disposal of assets, net	—	—	1,105	(68)

Total operating expenses	74,352	78,472	220,975	221,931

Operating income	16,024	7,229	37,114	22,403

Other income and expense:
Interest expense	(7,722)	(8,578)	(23,339)	(27,209)
Loss on extinguishment of debt	—	(6,888)	(9,650)	(33,092)
Interest income	492	418	1,286	1,324
Other	(74)	(44)	8,443	(131)

Total other income and expense	(7,304)	(15,092)	(23,260)	(59,108)

Income (loss) before income tax benefit (expense)	8,720	(7,863)	13,854	(36,705)

Income tax benefit (expense)	—	—	—	—

Net income (loss)	$8,720	$(7,863)	$13,854	$(36,705)

Net income (loss) per share:
Basic	$0.21	$(0.19)	$0.33	$(0.92)

Diluted	$0.20	$(0.19)	$0.32	$(0.92)

Weighted average shares outstanding
Basic	42,143	41,468	41,976	39,715

Diluted	43,541	41,468	43,273	39,715

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
Nine months Ended September 30, 2006 and 2005
(Unaudited, In Thousands Except Per Share Amounts)

			Paid in		Accumulated
			Capital in		Other
	Common	Treasury	Excess of	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Par	Deficit	Income (Loss)	Equity (Deficit)
Balance, December 31, 2004	$352	$(18,443)	$282,272	$(293,092)	$(4,531)	$(33,442)

Components of comprehensive loss:
Net loss 6 months ended June 30	—	—	—	(28,842)	—	(28,842)
Net loss 3 months ended September 30	—	—	—	(7,863)	—	(7,863)
Interest rate swap income 6 months ended June 30	—	—	—	—	5,106	5,106
Interest rate swap loss 3 months ended September 30	—	—	—	—	(2,175)	(2,175)

Total comprehensive loss						(33,774)

Dividends declared	—	—	(24,760)	—	—	(24,760)

Stock compensation costs	—	—	1,383	—	—	1,383

Issuance of 833 shares of common stock, $.01 par	9	—	5,278	—	—	5,287

Issuance of 9,897 shares of common stock, $.01 par	100	—	76,207	—	—	76,307

Balance, September 30, 2005	$461	$(18,443)	$340,380	$(329,797)	$(1,600)	$(8,999)

Balance, December 31, 2005	$462	$(18,443)	$333,522	$(334,727)	$322	$(18,864)

Components of comprehensive income:
Net income 6 months ended June 30	—	—	—	5,134	—	5,134
Net income 3 months ended September 30	—	—	—	8,720	—	8,720
Interest rate swap income 6 months ended June 30	—	—	—	—	10,749	10,749
Interest rate swap loss 3 months ended September 30	—	—	—	—	(9,844)	(9,844)

Total comprehensive income						14,759

Dividends declared	—	—	(27,169)	—	—	(27,169)

Stock compensation costs	—	—	4,891	—	—	4,891

Cashless exercise of 123 stock plan shares and related taxes	—	—	(1,152)	—	—	(1,152)

Issuance of 513 shares of common stock pursuant to stock plans, $.01 par	5	—	2,303	—	—	2,308

Balance, September 30, 2006	$467	$(18,443)	$312,395	$(320,873)	$1,227	$(25,227)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$13,854	$(36,705)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,669	62,060
Loss (gain) on disposal of assets and asset impairments	1,105	(68)
Gain on sale of long-term investments	(6,685)	—
Amortization of debt issuance costs and original issue discount	4,696	17,508
Stock compensation costs	4,891	1,383
Other deferred credits	575	(1,484)
Changes in components of working capital:
Accounts receivable and other current assets	(1,747)	(5,573)
Accounts payable and other current liabilities	348	(8,483)
Deferred charges and other assets	(469)	3,384

Net cash provided by operating activities	64,237	32,022

Cash Flows from Investing Activities:
Construction and capital expenditures	(40,421)	(42,838)
Purchase of short-term investments	(39,600)	(81,845)
Sale of short-term investments	50,125	97,720
Liquidation of long-term investments	7,663	—
Placement of funds in restricted account	—	(300)
Release of funds from escrow	2,715	500

Net cash used by investing activities	(19,518)	(26,763)

Cash Flows from Financing Activities:
Repayments of long-term debt	(61,658)	(446,833)
Proceeds from the issuance of long-term debt	52,900	375,000
Debt issuance costs	(1,349)	(11,307)
Payment of cash dividend on common stock	(26,403)	(22,087)
Issuance of common stock	1,156	88,812
Stock issuance costs	—	(7,817)

Net cash used by financing activities	(35,354)	(24,232)

Increase (decrease) in cash	9,365	(18,973)
Cash and cash equivalents at the beginning of the period	28,877	50,660

Cash and cash equivalents at the end of the period	$38,242	$31,687

Supplemental Cash Flow Data:
Interest paid, net of capitalized interest	$24,255	$33,002
Decrease in accounts payable for construction and capital expenditures	1,656	—

Supplemental Noncash Transactions:
Interest rate swap	$(905)	$(2,931)
Dividend declared, but not paid	(9,077)	(8,317)
Stock funding of pension	—	599
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
     In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.
Revenue Recognition
     Access revenue is recognized when earned. The Company participates in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska (“RCA”) within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At September 30, 2006 and December 31, 2005, the Company had liabilities of $21,694 and $19,198, respectively, related to its estimate of refundable revenue.
     Wireless revenue is materially impacted by seasonal factors. Wireless revenue, particularly roaming revenue, declines in the winter months and increases in the summer months due to Alaska’s northern latitude and the wide swing in available daylight and changes in weather patterns between summer and winter and their effect on business, tourism and subscriber calling patterns. Non-ACS customers roaming on our network resulted in third-party roaming revenue increasing to $5,498 from $2,867 for the three months ended September 30, 2006 and 2005, respectively, and to $10,993 from $5,025 for the nine months ended September 30, 2006 and 2005, respectively. Our other business segments experience similar seasonal effects, but we do not believe these effects are material.

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
     The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction, which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $62,466 and $52,565 as of September 30, 2006 and December 31, 2005, respectively, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. If the Company were not following SFAS No. 71, it would have recorded additional cumulative depreciation expense in the nine months ended September 30, 2006, of $9,901 for the intrastate and local jurisdictions. The Company also has a regulatory liability of $60,792 and $58,154 at September 30, 2006 and December 31, 2005, respectively, related to accumulated removal costs. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143, Accounting for Asset Retirement Obligations. Non-regulated revenues incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles. SFAS No. 71 also requires revenue generated between regulated and non-regulated group companies not be eliminated on consolidations; these revenues totaled $8,590 and $8,706 for the three months ended September 30, 2006 and 2005, respectively, and $24,149 and $23,770 for the nine months ended September 30, 2006 and 2005, respectively.
Income Taxes
     The Company did not record a provision for income taxes for the quarterly periods ended September 30, 2006 or 2005 as a result of operating results and current estimated operating results for the current fiscal year. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that these deferred tax assets are, at least in part, realizable; the valuation allowance will be reduced to the extent of such realization and recognized as a deferred income tax benefit in the statement of operations in the period of change.
Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
2. NEW ACCOUNTING STANDARDS
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 will be effective for the Company on January 1, 2007. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently in the process of quantifying the impact FIN 48 will have on its financial position and results of operations.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an employer to recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
2. NEW ACCOUNTING STANDARDS (Continued)
as the difference between the fair value of a plan assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The Statement will be effective for the Company on December 31, 2006. The Company is currently in the process of quantifying the impact FASB Statement 158 will have on its financial position and results of operations.
3. ASSET RETIREMENT OBLIGATION
     In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 was effective for the Company on December 31, 2005, and required it to recognize asset retirement obligations which are conditional on a future event. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. The Company has a regulatory liability of $60,792 and $58,154 at September 30, 2006 and December 31, 2005, respectively, related to accumulated removal costs for its local telephone subsidiaries. Consistent with the industry, the Company follows SFAS No. 71, for asset retirement obligations associated with its regulated telephone plant. The Company’s assets are pooled and the depreciable lives set by the regulators include a removal component which, in effect, accounts for the cost of removal. Non-regulated operations of the Company are accounted for under the principles of SFAS No. 143 and FIN 47 for which the Company has recorded a retirement obligation of $1,047 and $836 as of September 30, 2006 and December 31, 2005, respectively. These costs were recorded as a result of the Company’s estimated obligation related to the removal of certain cell sites at the end of their operating lease term, adjusted for accretion over the life of the lease.
     The following table outlines the changes in the accumulated retirement obligation liability:

Balance, January 1, 2005	$726
Asset retirement obligation	51
Accretion expense	59
Settlement of lease obligations	—

Balance, December 31, 2005	$836
Asset retirement obligation	139
Accretion expense	72
Settlement of lease obligations	—

Ending Balance, September 30, 2006	$1,047

4. EARNINGS PER SHARE
     Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the treasury stock method. Potential common share equivalents, which consisted of options and restricted stock granted to employees, and deferred shares granted to directors resulted in dilutive earnings per share for the three and nine months ended September 30, 2006. As the Company incurred a loss for the three and nine months ended September 30, 2005, it excluded the anti-dilutive impact of options, restricted stock and deferred shares from its earnings per share calculation in those periods. There were 128 stock options that were not included in the three and nine months ended September 30, 2006 diluted EPS calculation because they are anti-dilutive.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
4. EARNINGS PER SHARE (Continued)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
Numerator:
Net income	$8,720	$13,854
Denominator:
Weighted Average Shares Outstanding
Total basic shares	42,143	41,976
Dilutive impact of:
Options	876	881
Restricted stock	497	391
Deferred shares	25	25

Total dilutive shares	43,541	43,273

Earnings per share:
Basic	$0.21	$0.33

Diluted	$0.20	$0.32

5. STOCK INCENTIVE PLANS
     Under various plans, ACS Group, through the Compensation Committee of the Board of Directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At September 30, 2006, ACS Group has reserved a total of 10,060 shares (10.06 million) of authorized common stock for issuance under the plans. In general, options under the plans vest ratably over three, four or five years. After the plans terminate, all shares granted under the plan, prior to its termination, continue to vest under the terms of the grant when it was awarded.
Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan
     ACS Group has reserved 7,160 shares under this plan, which was adopted by the Company in November 1999. At September 30, 2006, 8,538 equity instruments have been granted, 3,136 have been forfeited, 3,192 have been exercised/converted and 1,758 shares are available for grant under the plan.
Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan (ESPP)
     This plan was also adopted by ACS Group in November 1999. ACS Group has reserved 1,550 shares under this plan. At September 30, 2006, 890 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.
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
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
5. STOCK INCENTIVE PLANS (Continued)
2003 Options for Officer Inducement Grant
     During 2003, the Company’s Board of Directors awarded 1,000 options as an inducement grant in hiring the Company’s Chief Executive Officer. As of September 30, 2006, 400 options have been exercised/converted and 600 are currently outstanding. The options were registered with the Securities Exchange Commission on Form S-8 during October 2004.
ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan
     The non-employee director stock compensation plan was adopted by ACS Group in November 1999. ACS Group has reserved 350 shares under this plan. At September 30, 2006, 188 shares have been awarded and 162 shares are available for grant under the plan. In 2006 and 2005, the plan requires directors to receive not less than 50% of their annual retainer in the form of ACS Group’s stock and directors are permitted to elect up to 100% of their annual retainer in the form of ACS Group’s stock. For the three months ended September 30, 2006, five shares under the plan were awarded to directors, of which one was elected to be deferred until termination of service by the directors.
Adoption of SFAS No. 123(R), Share-Based Payment
     As of July 1, 2005, the Company adopted SFAS 123(R), Share-Based Payment, using the modified retrospective method applied to prior interim periods in the year of initial adoption, which requires measurement of compensation cost from January 1, 2005, for all unvested stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS No. 123(R) resulted in additional stock-based compensation expense of $1,383 for the nine months ended September 30, 2005. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant, discounted for estimated dividend payments that do not accrue to the employee during the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123 Accounting for Stock-Based Compensation. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight line attribution method for stock-based payment grants from July 1, 2005 onwards and the graded vesting attribution method for legacy stock-based payment grants as prescribed by SFAS No.123(R).
     Total compensation cost for share-based payments was $4,891 and $1,383 for the nine months ended September 30, 2006 and 2005, respectively. Accrued compensation expense associated with restricted shares (and ESPP) yet to be awarded was $533 and $36 for the nine months ended September 30, 2006 and 2005, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
     There were no options granted for the nine months ended September 30, 2006 and seven options granted for the same period in 2005. There were 747 and 710 restricted stock grants for the nine months ended September 30, 2006 and 2005, respectively. The following table describes the assumptions used for valuation of equity instruments awarded during the nine months ended September 30, 2006 and 2005.

	2006	2005
Stock Options:

Risk free rate	—	4.21%
Dividend yield	—	8.65%
Expected volatility factor	—	40.17%
Expected option life (years)	—	6.0
Expected forfeiture rate	—	2.00%

Restricted stock grants:

Risk free rate	5.25%	—
Dividend yield	6.71%	—
Expected forfeiture rate	2.00%	—

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
5. STOCK INCENTIVE PLANS (Continued)
Options and Restricted Stock Outstanding
     Stock Options
          Proceeds from the exercise of stock options for the nine months ended September 30, 2006 were $1,340. The Company chose to remit $210 of these proceeds, for payroll taxes, in exchange for shares surrendered back to the Company.
          Information on outstanding options under the plan for the nine months ended September 30, 2006 is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 1	1,981	$5.56
Granted	—	—
Exercised	(361)	5.29
Canceled or expired	(22)	9.62

Outstanding at September 30, 2006	1,598	5.57	6.70	12,313

Exercisable at September 30, 2006	217	$10.38	4.89	$627

     Restricted Stock
          Select information on restricted stock under the plan for 2006 is as follows:

		Weighted
		Average
	Number of	Fair
	Shares	Value
Outstanding at January 1, 2006	724	$8.70
Granted	747	9.76
Vested	(193)	8.70
Canceled or expired	(66)	9.22

Outstanding at September 30, 2006	1,212	$9.19

     Equity instrument activity under the plan for 2006 and 2005 is as follows:
          ( i ) Unamortized stock-based payment and the weighted average expense period at September 30, 2006:

		Average Period
	Unamortized	to Expense
	Expense	(years)
Stock options	$741	1.0
Restricted stock	9,133	1.7

Total	$9,874	1.6

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
5. STOCK INCENTIVE PLANS (Continued)
     ( ii ) Information on the fair value of equity instruments granted, shares vested, and options exercised is summarized as follows:

	Nine Months Ended
	September 30,
	2006	2005
Weighted-average grant-date fair value of equity instruments granted	$9.76	$10.07
Total fair value of shares vested during the period	$2,111	$466
Total intrinsic value of options exercised	$2,329	$3,658
6. RETIREMENT PLANS
     Pension benefits for substantially all of the Company’s employees are provided through the Alaska Electrical Pension Plan (“AEPP”). The Company pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for, or allocated separately to, the individual employer. The Company also provides a 401(k) retirement savings plan covering substantially all of its employees.
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
     In April 2005, ACS Group registered 250 shares of the Company’s common stock under the “Alaska Communications Systems Retirement Plan” for the purpose of funding its retirement plans. On April 14, 2005, ACS Group funded the ACS Retirement Plan for the 2004 plan year with approximately $600 by transferring 62 shares in lieu of cash. During May and June 2005, the plan administrators sold the stock resulting in net proceeds after commissions of $581. In March and September of 2006, the Company contributed $600 and $850, respectively, in cash for the 2005 plan year.
     The following table represents the net periodic pension expense for the ACS Retirement Plan for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest cost	$191	$189	$572	$568
Expected return on plan assets	(215)	(203)	(644)	(610)
Amortization of loss	111	118	333	356
Amortization of prior service cost	51	51	152	152

Net periodic pension expense	$138	$155	$413	$466

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
     The following table illustrates selected financial data for each segment as of and for the three months ended September 30, 2006:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$47,864	$31,450	$6,607	$7,447	$1,958	$(4,950)	$90,376
Depreciation and amortization	10,337	2,865	852	55	429	—	14,538
Operating income (loss)	3,595	10,691	(1,411)	1,775	1,374	—	16,024
Interest expense	(85)	(1)	—	(44)	(7,592)	—	(7,722)
Interest income	—	—	—	—	492	—	492
Income tax provision (benefit)	1,440	4,394	—	—	(5,834)	—	—
Net income (loss)	2,070	6,295	(1,411)	1,731	35	—	8,720
Total assets	407,762	142,778	37,258	24,790	5,266	(52,247)	565,607
Capital expenditures	10,610	4,221	1,108	259	1,909	—	18,107
     Operating revenue disclosed above includes inter-segment operating revenue of $13,540 of which $4,950 is eliminated. By segment, affiliate revenue balances are as follows: local telephone, $7,703 of which $5 is eliminated; wireless, $642 of which $9 is eliminated; Internet, $112 of which $63 is eliminated; interexchange, $3,128 of which $2,918 is eliminated; and all other, $1,955 of which $1,955 is eliminated. In accordance with SFAS No. 71, affiliate revenue and expense between local telephone and all other segments is not eliminated.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
7. BUSINESS SEGMENTS (Continued)
     The following table illustrates selected financial data for each segment as of and for the three months ended September 30, 2005:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$51,481	$24,271	$5,675	$6,367	$5,801	$(7,894)	$85,701
Depreciation and amortization	13,141	2,675	1,112	69	3,958	—	20,955
Operating income (loss)	693	6,163	(1,523)	244	1,652	—	7,229
Interest expense	(4)	(1)	—	(45)	(8,528)	—	(8,578)
Loss on extinguishment of debt	—	—	—	—	(6,888)	—	(6,888)
Interest income	—	—	—	—	418	—	418
Income tax provision (benefit)	77	2,512	—	—	(2,589)	—	—
Net income (loss)	612	3,645	(1,523)	199	(10,796)	—	(7,863)
Total assets	438,611	123,303	35,897	20,465	11,793	(41,413)	588,656
Capital expenditures	8,417	3,112	611	40	693	—	12,873
     Operating revenue disclosed above includes inter-segment operating revenue of $16,600 of which $7,894 is eliminated. By segment, affiliate revenue balances are as follows: local telephone, $7,835 of which $4 is eliminated; wireless, $634 of which $11 is eliminated; Internet, $109 of which $62 is eliminated; interexchange, $2,225 of which $2,020 is eliminated; and all other, $5,797 of which $5,797 is eliminated. In accordance with SFAS No. 71, affiliate revenue and expense between local telephone and all other segments is not eliminated.
     The following table illustrates selected financial data for each segment as of and for the nine months ended September 30, 2006:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$143,627	$82,929	$18,808	$19,100	$8,014	$(14,389)	$258,089
Depreciation and amortization	32,927	8,443	2,806	168	3,325	—	47,669
Operating income (loss)	8,236	26,087	(6,523)	5,763	3,551	—	37,114
Interest expense	(267)	(3)	—	(133)	(22,936)	—	(23,339)
Loss on extinguishment of debt	—	—	—	—	(9,650)	—	(9,650)
Interest income	—	—	—	—	1,286	—	1,286
Income tax provision (benefit)	3,276	10,724	—	—	(14,000)	—	—
Net income (loss)	4,693	15,359	(6,523)	5,630	(5,305)	—	13,854
Total assets	407,762	142,778	37,258	24,790	5,266	(52,247)	565,607
Capital expenditures	18,600	10,033	5,189	1,707	3,236	—	38,765
     Operating revenue disclosed above includes inter-segment operating revenue of $38,538 of which $14,389 is eliminated. By segment, affiliate revenue balances are as follows: local telephone, $21,544 of which $14 is eliminated; wireless, $1,974 of which $34 is eliminated; Internet, $347 of which $189 is eliminated; interexchange, $6,669 of which $6,148 is eliminated; and all other, $8,004 of which $8,004 is eliminated. In accordance with SFAS No. 71, affiliate revenue and expense between local telephone and all other segments is not eliminated.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
7. BUSINESS SEGMENTS (Continued)
     The following table illustrates selected financial data for each segment as of and for the nine months ended September 30, 2005:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$153,387	$62,700	$16,371	$15,843	$17,212	$(21,179)	$244,334
Depreciation and amortization	39,539	7,889	2,909	243	11,480	—	62,060
Operating income (loss)	4,995	16,090	(4,325)	465	5,178	—	22,403
Interest expense	(265)	(2)	—	(137)	(26,805)	—	(27,209)
Loss on extinguishment of debt	—	—	—	—	(33,092)	—	(33,092)
Interest income	—	—	—	—	1,324	—	1,324
Income tax provision (benefit)	1,903	6,609	—	—	(8,512)	—	—
Net income (loss)	2,827	9,464	(4,325)	328	(44,999)	—	(36,705)
Total assets	438,611	123,303	35,897	20,465	11,793	(41,413)	588,656
Capital expenditures	19,166	5,827	14,104	59	3,682	—	42,838
     Operating revenue disclosed above includes inter-segment operating revenue of $44,949 of which $21,179 is eliminated. By segment, affiliate revenue balances are as follows: local telephone, $21,223 of which $12 is eliminated; wireless, $1,832 of which $30 is eliminated; Internet, $342 of which $189 is eliminated; interexchange, $4,352 of which $3,748 is eliminated; and all other, $17,200 of which $17,200 is eliminated. In accordance with SFAS No. 71, affiliate revenue and expense between local telephone and all other segments is not eliminated.
8. COMMITMENTS AND CONTINGENCIES
     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $308 at September 30, 2006 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements and Analysts’ Reports
     This Form 10-Q and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “us” the “Company,” and “ACS Group”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Management’s discussion and analysis of financial condition and results of operations” and elsewhere. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):
•	rapid technological developments and changes in the telecommunications industries;

•	our competitive environment;

•	changes in revenue from Universal Service Funds;

•	regulatory limitations on our ability to change our pricing for or bundle our communications services;

•	the possible future unavailability of Statement of Financial Accounting Standards, or SFAS, No. 71, Accounting for the Effects of Certain Types of Regulation, to our wireline subsidiaries;

•	changes in the demand for our products and services;

•	changes in general industry and market conditions and growth rates;

•	changes in interest rates or other general, national, regional or local economic conditions;

•	governmental and public policy changes;

•	our ability to generate sufficient earnings and cash flows, while controlling expenses, to continue to make dividend payments to our stockholders;

•	the continued availability of financing in the amounts, at the terms, and subject to the conditions necessary to support our future business;

•	changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; and

•	the matter described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and quarterly reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006.
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
     Local Telephone — We are the largest Local Exchange Carrier (“LEC”) in Alaska. Basic local service is generally provided at a flat monthly rate and allows the user to place unlimited calls within a defined local calling area. Access revenues are generated, in part, by billing interexchange carriers for access to the LEC’s local network and its customers and, in part, by billing the local customers themselves. Universal service revenues are a subsidy paid to rural LECs to support the high cost of providing service in rural markets.
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
     Wireless — We are the second largest statewide provider of wireless services in Alaska, currently serving over 129,000 subscribers. Our wireless network footprint covers over 534,000 residents, including all major population centers and highway and ferry corridors. We offer wireless service primarily on our digital network known as CDMA 1xRTT, which provides customers with improved voice call quality, average mobile data speeds of 70-80kbps and a platform for the launch of enhanced services. We offer wireless broadband service based on EV-DO which enables high speed data connectivity with speeds that burst up to 2mbps to our wireless markets in Anchorage, Fairbanks, and Juneau. We also maintain a TDMA wireless network for our customers who have not yet upgraded to CDMA. We estimate that our CDMA service currently covers 80% of the state of Alaska’s population of approximately 664,000 residents.
     Internet — We are the second largest provider of Internet access services in Alaska with over 55,000 customers. We offer dial-up and dedicated DSL Internet access to our customers. We are also a single source provider of advanced IP based private networks in Alaska.
     Interexchange — We provide switched and dedicated long distance services to over 61,000 customers in Alaska. The traffic from these customers is carried over our owned or leased facilities.
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
     We use an allowance method to estimate the net realizable value of accounts receivable. As of September 30, 2006, the allowance for doubtful accounts receivable was $6.8 million. Actual collection results could vary from this estimate.
     Access revenue is recognized when earned. We participate in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, our policy is to defer revenue collected until settlement methodologies are resolved and finalized. At September 30, 2006, we had recorded liabilities of $21.7 million related to our estimate of refundable access revenue. Actual results could vary from this estimate.

     We use the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. The cumulative valuation allowance against deferred tax assets was $121.6 million as of September 30, 2006, which represents 100% of all deferred tax assets.
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
     We implemented, effective January 1, 2003, higher depreciation rates for our regulated telephone plant for the interstate jurisdiction, which we believe approximates the economically useful lives of the underlying plant. As a result, we have recorded a regulatory asset under SFAS No. 71 of $62.5 million and $52.6 million as of September 30, 2006 and December 31, 2005, respectively, related to depreciation of the regulated telephone plant allocable to our intrastate and local jurisdictions. If we were not following SFAS No. 71, these costs would have been charged to expense as incurred. We also have a regulatory liability of $60.8 million and $58.2 million at September 30, 2006 and December 31, 2005, respectively, related to accumulated removal costs on the local exchange subsidiaries. If we were not following SFAS No. 71, we would have followed SFAS No. 143 for asset retirement obligations associated with our regulated telephone plant. SFAS No. 71 also requires revenue generated between regulated and non-regulated companies not be eliminated on consolidation; these revenues totaled $24.1 million and $23.8 million for the nine months ended September 30, 2006 and 2005, respectively. Non-regulated revenues incurred by our local telephone exchange operations and our non-regulated operations are not accounted for under SFAS No. 71 principles.
     Goodwill and indefinite-lived intangible assets are assessed for impairment on at least an annual basis. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. We determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. At September 30, 2006, we had recorded goodwill of $38.4 million applicable to our local telephone and wireless segments and intangible assets of $21.6 million related primarily to our wireless segment, of which none was considered impaired.
     As of July 1, 2005, we adopted SFAS No. 123(R), which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. As a result of the adoption of SFAS No. 123(R), and the issuance of restricted stock, we recorded $1.7 million and $4.9 million of stock-based compensation for the three and nine months ended September 30, 2006, respectively.
     We are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business, and have recorded litigation reserves of $0.3 million against certain claims and legal actions as of September 30, 2006. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress.

Employees
     As of September 30, 2006, we employed approximately 980 regular full-time employees and 8 regular part-time employees. Of these employees, approximately 78% are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Management considers employee relations to be good with both the represented and non-represented workforce.
RESULTS OF OPERATIONS
     All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Operating Revenue
     Operating revenue increased $4.7 million, or 5.5%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Wireless, Internet and interexchange revenue increased compared to the corresponding period of 2005, while local telephone revenue decreased compared to the corresponding period of 2005.
     Local Telephone. Local telephone revenue, which consists of local network service, network access and deregulated and other revenue, decreased $3.6 million, or 7.0%, for the three months ended September 30, 2006 compared to the same period in 2005.
     The following table summarizes our consolidated local telephone revenue by category:

	Three Months Ended
	September 30,
	2006	2005
	(in thousands)
Local telephone revenue:
Local network service	$20,371	$21,945
Network access	22,086	23,395
Deregulated and other	5,405	6,141

Total local telephone revenue	$47,862	$51,481

     The following table summarizes our local telephone access lines:

	As of September 30,
	2006	2005
Local telephone access lines:
Retail	195,997	201,284
Wholesale	12,045	14,323
Unbundled network elements — loop (UNE — L)	44,216	55,802
Unbundled network elements — platform (UNE — P)	6,873	6,616

Total local telephone access lines	259,131	278,025

     Local network service revenue decreased $1.6 million or 7.2% for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, while access lines in service decreased 6.8% to 259,131. The decrease in revenue primarily reflects the net effect of access line losses.
     Consistent with the U.S. telecommunications industry trend, we experienced a loss of local telephone access lines as customers migrated to broadband Internet services reducing demand for second lines, migrated to cable telephony, or replaced landline service with wireless service. Our primary competitor is deploying cable telephony and continues to switch its UNE-L provisioned subscribers over to its own network.

          Network access revenue is based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for our retail and resale customers. Network access revenue decreased $1.3 million, or 5.6%, for the three months ended September 30, 2006, compared to the same period in 2005, driven in part by a reduction in allowable expenses and the continued shift of voice traffic to wireless networks. We expect that network access revenue will decline as a component of local telephone revenue for the foreseeable future.
          Deregulated and other revenue consists principally of billing and collection services, space and power rents, deregulated equipment sales (“CPE”), voice mail revenue, regulated directory listing revenue, and other miscellaneous telephone revenue. Deregulated revenue decreased $0.7 million, or 12.0%, for the three months ended September 30, 2006, compared to the three months ended September 30, 2005 as the result of a decrease in CPE sales and a decline in billing and collection revenue due to renegotiated affiliate contracts.
          Wireless. Wireless revenue increased $7.2 million, or 29.6%, to $31.4 million for the three months ended September 30, 2006 compared to $24.3 million for the three months ended September 30, 2005. This increase is due primarily to the following:
•	growth in average subscribers of 15.5% for the three months ended September 30, 2006 over the prior year period;

•	an increase in quarterly average revenue per unit, or ARPU, of 6.4% to $60.77 for the three months ended September 30, 2006, from $57.12 for the three months ended September 30, 2005, primarily as a result of improved subscriber mix with a higher proportion of post paid retail subscribers, increased plan revenue, feature revenue, roaming revenue, regulatory surcharges and receipt of CETC funding status on January 1, 2005 which added $9.82 and $8.81 to wireless ARPU in the third quarter of 2006 and 2005 respectively;

•	higher phone and accessory sales in the three months ended September 30, 2006 resulting in $2.2 million of handset revenue compared to $2.0 million for the three months ended September 30, 2005; and

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $5.5 million from $2.9 million for the three months ended September 30, 2006 and 2005, respectively.
          Internet. Internet revenue increased $0.9 million, or 16.6%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, primarily as a result of growth in data sales to businesses and DSL subscribers, which increased 26.2% to 41,744 at September 30, 2006 from 33,070 at September 30, 2005. This increase was partially offset by a decline in our dial up customer base.
          Interexchange. Interexchange revenue increased $0.2 million, or 4.2%, for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. Long distance subscribers increased to 61,984 at September 30, 2006, from 53,558 at September 30, 2005 and non-affiliate quarterly minutes of use increased to 30.6 million for the three months ended September 30, 2006, from 30.3 million for the three months ended September 30, 2005.
     Operating Expense
          Operating expense decreased $4.1 million, or 5.3%, to $74.4 million for the three months ended September 30, 2006, from $78.5 million for the three months ended September 30, 2005. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
          Local Telephone. The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense decreased $0.5 million to $32.4 million for the three months ended September 30, 2006 from $32.9 million for the three months ended September 30, 2005. The decrease in local telephone expense was substantially attributable to a $0.4 million decrease in property taxes, and a $0.6 million decrease in IT and accounting consulting and outside service fees for SOX compliance and audit work offset by an increase of $0.7 million increase in stock compensation expense associated with cost of goods sold, or a broader base of employees eligible to receive incentive driven compensation.
          Wireless. Wireless expense increased $2.5 million, or 17.4%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Our 16.1% increase in total subscribers and the continued TDMA to CDMA conversion resulted in an increase of $0.7 million in handset, accessory and data content expense. As of

September 30, 2006, 90.4% of our retail customer base resided on our CDMA network. The network build out resulted in $1.6 million of additional expense. Advertising increased $0.3 million and we experienced an increase in regulatory charges and outsourced billing and provisioning costs of $0.2 million, directly associated with an increase in subscribers and end user revenue.
          Internet. Internet expense increased by $1.3 million, or 22.7%, to $7.0 million in 2006, from $5.7 million in 2005. Consistent with the growth in DSL subscriber base, we saw an increase of $1.1 million in DSL COGS offset by $0.1 million decrease in ISP access and circuit expenses. We also experienced a $0.4 million increase in labor expense driven by customer service related functions supporting our DSL products and the exercise of our option to assume ownership of a fiber optic cable running from Fairbanks to Whittier via Anchorage.
          Interexchange. Interexchange expenses decreased by $1.0 million, or 21.0% to $3.7 million for the three months ended September 30, 2006 compared to $4.7 million for the three months ended September 30, 2005. The decline is primarily attributable to a $1.6 million reduction in affiliate billing and collection charges arising from an amended contract and a $0.2 reduction in federal universal service fund surcharges, offset by a $0.2 million increase in labor expense and $0.8 million increase in interstate traffic usage charges associated with an increase in both rate and minutes of use.
          Depreciation and amortization. Depreciation and amortization expense decreased $6.4 million, or 30.6%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The decrease is primarily due to certain asset classes reaching their maximum depreciable lives.
     Other income and expense
          Other income and expense has decreased by $7.8 million. The decrease is primarily attributable to a $6.9 million loss on the extinguishment of debt incurred in the prior year quarter and a $0.9 million reduction in interest expense following the completion an accretive debt restructuring program.
     Income Taxes
          We have fully reserved the income tax benefit resulting from the consolidated losses we have incurred since May 14, 1999, the date of the acquisition of substantially all of our operations.
     Net income (loss)
          The increase in net income is primarily a result of the factors discussed above.
Nine months Ended September 30, 2006 Compared to Nine months Ended September 30, 2005
     Operating Revenue
          Operating revenue increased $13.8 million, or 5.6%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Wireless, Internet and interexchange revenue increased compared to the corresponding period of 2005, while local telephone revenue decreased compared to the corresponding period of 2005.
          Local Telephone. Local telephone revenue, which consists of local network service, network access and deregulated and other revenue, decreased $9.8 million, or 6.4%, for the nine months ended September 30, 2006 compared to the same period in 2005.

     The following table summarizes the Company’s consolidated local telephone revenue by category:

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
Local telephone revenue:
Local network service	$60,427	$65,675
Network access	68,205	69,543
Deregulated and other	14,991	18,169

Total local telephone revenue	$143,623	$153,387

     The following table summarizes our local telephone access lines:

	As of September 30,
	2006	2005
Local telephone access lines:
Retail	195,997	201,284
Wholesale	12,045	14,323
Unbundled network elements — loop (UNE — L)	44,216	55,802
Unbundled network elements — platform (UNE — P)	6,873	6,616

Total local telephone access lines	259,131	278,025

     Local network service revenue decreased $5.2 million or 8.0% for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, while access lines in service decreased 6.8% to 259,131. The decrease in revenue primarily reflects the net effect of access line losses.
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
     Network access revenue is based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for our retail and resale customers. Network access revenue decreased $1.3 million or 1.9%, for the nine months ended September 30, 2006, compared to the same period in 2005, primarily due to a reduction in allowable expenses and the continued shift of voice traffic to wireless networks.. Management expects that network access revenue will decline as a component of local telephone revenue for the foreseeable future.
     Deregulated and other revenue consists principally of billing and collection services, space and power rents, deregulated equipment sales (“CPE”), voice mail revenue, regulated directory listing revenue, and other miscellaneous telephone revenue. Deregulated revenue decreased $3.2 million, or 17.5%, for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005 as the result of a decrease in CPE sales and a decline in billing and collection revenue due to amended affiliate contracts.
     Wireless. Wireless revenue increased $20.2 million, or 32.3%, to $82.9 million for the nine months ended September 30, 2006 compared to $62.7 million for the nine months ended September 30, 2005. This increase is due primarily to the following:
•	growth in average subscribers of 16.0% for the nine months ended September 30, 2006 over the prior year period;

•	an increase in year to date average revenue per unit, or ARPU, of 8.6% to $58.24 for the nine months ended September 30, 2006, from $53.63 for the nine months ended September 30, 2005, primarily as a result of improved subscriber mix with a higher proportion of post paid retail subscribers, increased plan revenue, feature revenue, roaming revenue, regulatory surcharges and receipt of CETC funding status on January 1, 2005 which added $9.37 and $6.78 to wireless ARPU in the nine months of 2006 and 2005 respectively;

•	higher phone and accessory sales in the nine months ended September 30, 2006 resulting in $5.8 million of handset revenue compared to $5.2 million for the nine months ended September 30, 2005; and

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $11.0 million from $5.0 million for the nine months ended September 30, 2006 and 2005, respectively.
          Internet. Internet revenue increased $2.4 million, or 15.1%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily as a result of growth in data sales to businesses and DSL subscribers, which increased 26.2% to 41,744 at September 30, 2006 from 33,070 at September 30, 2005. This increase was partially offset by a decline in our dial up customer base.
          Interexchange. Interexchange revenue increased $0.9 million, or 7.1%, for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Long distance subscribers increased to 61,984 at September 30, 2006, from 53,558 at September 30, 2005 and non-affiliate minutes of use increased to 89.7 million for the nine months ended September 30, 2006, from 87.6 million for the nine months ended September 30, 2005.
     Operating Expense
          Operating expense decreased $1.0 million, or 0.4%, to $221.0 million for the nine months ended September 30, 2006, from $221.9 million for the nine months ended September 30, 2005. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
          Local Telephone. The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense increased $1.5 million to $96.0 million for the nine months ended September 30, 2006 from $94.5 million for the nine months ended September 30, 2005. The increase in local telephone expense was substantially attributable to a $3.0 million increase in stock compensation expense associated with a broader base of employees eligible to receive incentive driven compensation and a $0.4 million increase in legal fees associated with UNE forbearance proceedings. These expenses were offset by $1.0 million decrease in COGS related to sales of large E-911 systems in 2005 and by $1.0 million in IT and accounting, consulting and outside service fees for SOX compliance and audit work.
          Wireless. Wireless expense increased $9.2 million, or 25.4%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in total subscribers and the continued TDMA to CDMA conversion resulted in an increase of $2.9 million in handset, accessory and data content expense. As of September 30, 2006, 91% of our retail customer base resided on our CDMA network. The network build out resulted in $4.3 million of additional expense. Advertising increased $0.9 million and we experienced an increase in regulatory charges and outsourced billing and provisioning costs of $1.5 million, directly associated with an increase in subscribers and end user revenue.
          Internet. Internet expense increased by $5.0 million, or 30.5%, to $21.6 million in 2006, from $16.6 million in 2005. Consistent with the growth in DSL subscriber base, we saw an increase of $2.5 million in DSL COGS and $0.8 million in ISP access and circuit expenses. We also experienced a $1.7 million increase in labor expense driven by customer service related functions supporting our DSL products and the exercise of our option to assume ownership of a fiber optic cable running from Fairbanks to Whittier via Anchorage.
          Interexchange. Interexchange expenses decreased by $3.4 million, or 27.5% to $9.2 million for the nine months ended September 30, 2006 compared to $12.6 million for the nine months ended September 30, 2005. The decline is attributable to the receipt of $1.0 million in prior year access charge credits, a $0.4 reduction in federal universal service surcharges, as well as $3.6 million in amended affiliate billing and collection contracts, and improved allocations with our wireless segment offset by an increase of $0.6 in labor expenses. Additionally, we saw a $1.3 million increase in interstate traffic usage charges associated with an increase in both rate and minutes of use.
          Depreciation and amortization. Depreciation and amortization expense decreased $14.4 million, or 23.2%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease is primarily due to certain asset classes reaching their maximum depreciable lives.

     Other income and expense
          Other income and expense has decreased $35.8 million in the nine months ended September 30, 2006 over the prior year. Loss on extinguishment of debt decreased by $23.4 million to $9.7 million for the nine months ended September 30, 2006 compared to $33.1 million for the nine months ended September 30, 2005. Interest expense decreased by $3.9 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, as a result of our debt restructuring activities. Additionally, the receipt of $7.7 million for the liquidation of the Rural Telephone Bank was recorded in April of 2006. The receipt resulted in a gain of $6.7 million. We also settled our transaction to purchase the Alaska terrestrial assets from Crest resulted in a gain of $2.0 million.
     Income Taxes
          We have fully reserved the income tax benefit resulting from the consolidated losses we have incurred since May 14, 1999, the date of the acquisition of substantially all of our operations.
     Net income (loss)
          The increase in net income is primarily a result of the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
          Sources
          We have satisfied our cash requirements in the first three quarters of 2006 for operations, capital expenditures and debt service primarily through internally generated funds, and debt financing. For the nine months ended September 30, 2006, our net cash flows provided by operating activities were $64.2 million. In April 2006 we also received approximately $7.7 million in cash from the redemption of our investment in Class C Rural Telephone Bank Stock. At September 30, 2006, we had approximately $26.1 million in net working capital, approximately $38.2 million in cash and cash equivalents and $1.7 million in restricted cash. As of September 30, 2006, we had $45.0 million of remaining capacity under our revolving credit facility, representing 100% of available capacity.
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
          Uses
          Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been significant. The construction and geographic expansion of our wireless network has required significant capital. The implementation of our interexchange network and data services strategy is also capital intensive. Capital expenditures for the nine months ended September 30, 2006 were $40.4 million, inclusive of $1.7 million of cash used to settle the net movement in balances outstanding for capital equipment received since December 31, 2005. New capital acquisition for 2006 totaled $38.8 million of which $10.1 million was expended on CDMA 1xRTT build out and $7.4 million was used to acquire fiber capacity to the lower 48 states and expand our DSL footprint. During the first quarter of 2006, we also utilized $18.6 million for debt restructuring activities, of which $8.4 million was used to buy down debt, $6.4 million to settle tender premiums, $2.5 million to settle accrued interest expense, and $1.3 million for debt issuance costs. We intend to fund future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under our revolving credit facility.
          Our capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, and our decision to pursue specific acquisition and investment opportunities, among other things.

     On October 28, 2004, we announced the adoption of a dividend policy by our board of directors and declared our first quarterly dividend of $0.185 per share. On March 21, June 14, September 16, and November 30, 2005, our board of directors declared quarterly cash dividends of $0.20 per share. In February 2006, we announced our board of directors increased our dividend policy to an annual rate of $0.86 per share, an increase of 7.5% over the previous annual rate of $0.80 per share. Based on current shares outstanding at October 27, 2006 of approximately 42.2 million shares, and our current dividend of $0.86 per share, our current annual dividend commitment is $36.3 million. Dividends on our common stock are not cumulative.
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
     Outlook
     We expect that, overall, the demand for telecommunications services in Alaska will grow, particularly as a result of:
•	increasing demand for wireless voice and data services following the launch of our CDMA 1xRTT network and our deployment of CDMA EV-DO services;

•	growth in demand for DSL and Internet access services due to higher business and consumer bandwidth needs; and

•	increasing demand for private network services by government and business customers on a statewide basis on either a circuit switched or IP basis.
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
     In February 2006, we and ACS Holdings executed $115.0 million and $52.9 million notional amount floating-to-fixed interest rate swap agreements related to ACS Holdings’ $427.9 million term loan under its 2005 senior secured bank credit facility. The swaps are accounted for as cash flow hedges and effectively fixed the LIBOR rate on $115.0 million and $52.9 million principal amount of senior secured bank debt at 6.71% and 6.75%, inclusive of a 1.75% premium over LIBOR, through December 2011. We had previously entered into interest rate swaps for a notional amount of $260.0 million to hedge LIBOR on our 2005 senior credit facility. Combined, these transactions fixed the rates on the entire term loan.
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
     Changes in Internal Control over Disclosure and Reporting
     There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     We are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. We have recorded litigation reserves of $0.3 million as of September 30, 2006 against certain current claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS.
     The following section should be read in conjunction with the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006.

     Increased bandwidth consumption by customers using our data services may result in increased costs to us for wholesale network capacity, and we may be unable to recover those costs in our retail prices.
     Consistent with national trends, data customers using our network have generally increased their individual consumption of network bandwidth over time. We believe demand for bandwidth will likely continue to increase as applications requiring ever-increasing data transfer rates, such as streaming video, gaming, and other Internet services, gain popularity. At the same time, retail pricing for bandwidth has remained flat or has decreased. Further, our proprietary data network has limited capacity in certain areas, and in those areas, we must purchase supplemental capacity from third-parties, including from our competitors. Thus, while our bandwidth needs are likely to grow, we may not be able to obtain additional capacity from wholesale providers at acceptable prices or at all. Consequently, our data services margins may decline or our service levels may fail to keep pace with consumer demands, which would adversely affect our reputation, business, and results of operations.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     We held our Annual Meeting of Shareholders on July 24, 2006. The following matters were considered:
     All board nominees were elected as directors with the following vote:

Nominee	For	Withheld
Liane J. Pelletier	37,489,276	214,509
Brian D. Rogers	37,606,176	97,609
John M. Egan	37,368,384	335,401
Patrick Pichette	37,606,177	97,608
Gary R. Donahee	37,578,747	125,038
Edward J. Hayes, Jr.	37,595,461	108,324
Annette M. Jacobs	37,572,044	131,741
David A. Southwell	37,602,405	101,380
     KPMG LLP was ratified as the independent public accountant and auditor for the fiscal year ending December 31, 2006 with the following vote:

For	Against	Withheld
37,587,124	88,142	28,521
ITEM 5. OTHER INFORMATION.
     None.

ITEM 6. EXHIBITS
(a) Exhibits:
10.1	2006 Officer Severance Program (1)

31.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Wilson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David Wilson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Registrant’s Form 8-K filed on July 17, 2006 and is incorporated by reference thereto.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2006	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Liane Pelletier Liane Pelletier
Chief Executive Officer,
Chairman of the Board and President

/s/ David Wilson David Wilson
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)