Form 10-K
period 2006-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2007-03-14
CIK 1089511

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
(907) 297-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $.01 per Share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐            No ☑
     The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on June 30, 2006 was approximately $520 million computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended; nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
     As of February 26, 2007, there were outstanding 42,349,801 shares of Common Stock, $.01 par value, of the registrant.
Documents Incorporated by Reference
Portions of Registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on June 18, 2007 are incorporated by reference in Part III of this Form 10-K

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

PART I
Item 1. Business
Forward Looking Statements and Analysts’ Reports
     This Form 10-K and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “us”, the “Company” and “ACS Group”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-K under “Business”, “Risk Factors”, “Management’s discussion and analysis of financial condition and results of operations”, and elsewhere in this Form 10-K. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):
•	rapid technological developments and changes in the telecommunications industries;

•	our competitive environment;

•	changes in revenue from Universal Service Funds;

•	changes in revenue resulting from regulatory actions affecting intercarrier compensation;

•	regulatory limitations on our ability to change our pricing for communications services;

•	possible widespread or lengthy failures of our system or network cables, particularly our non-redundant systems, including our primary fiber-link connecting Alaska and the lower 48-states, which would cause significant delays or interruptions of service and loss of customers;

•	other unanticipated damage to one or more of our high capacity cables resulting from construction or digging mishaps or natural disasters;

•	the possible future unavailability of Statement of Financial Accounting Standards (“SFAS”), No. 71, Accounting for the Effects of Certain Types of Regulation, to our wireline subsidiaries;

•	our ability to bundle our products and services;

•	changes in the demand for our products and services;

•	changes in general industry and market conditions and growth rates;

•	changes in interest rates or other general national, regional or local economic conditions;

•	governmental and public policy changes;

•	our ability to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders;

•	the continued availability of financing in the amounts, at the terms, and subject to the conditions necessary to support our future business;

•	the success of any future acquisitions;

•	changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; and

•	the matters described under “Risk Factors.”
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
Our Company — ACS
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
     We own and operate our infrastructure for local and long distance telephone, Internet, and wireless services. Currently, no other Alaskan provider owns such an infrastructure. We also operate the only statewide wireless network using code division multiple access (“CDMA”) technology through which we offer very high speed mobile data using “third generation,” or 3G, Evolution Data Optimized (“EV-DO”) technology. In addition, we offer satellite television through our partnership with DISH Network. Using our diverse product mix, we bundle our products to gain market share and increase our share of our customers’ telecommunications spending. We believe this strategy, combined with a strong financial foundation and a dividend program, provides us with a strong position for future growth.
     ACS Group is a Delaware corporation, incorporated in October 1998. We began operations in May 1999 when we completed the acquisition and integration of four local telephone companies in Alaska. Each of these companies had been operating in its local market for over 50 years. Since 1999, we have built our network and service capabilities under a single brand name, Alaska Communications Systems (“ACS”) and as an integrated company, we have provided the leading facilities-based telecommunications services in Alaska. Using our strong ACS brand name and state of the art network, we have generated stable revenues and cash flow since 2000 and increased our market share in two of the highest growth areas of telecommunications: wireless and Internet services.
Our Market — Alaska
     We target our products and services at a growing customer base with strong telecommunications spending habits. For the three year period from 2003 to 2005, the average median household income in Alaska was 22.4% higher than the average in the rest of the United States, and Alaskans spent 33% more on communications services than other Americans. According to the U.S. Census Bureau, over the five years ending 2006, the Alaskan population has increased 6.0%, nearly 20% higher than the national average. Additionally, Alaska has lower-than-U.S. average wireless service penetration, which provides us with opportunities to quickly move into new markets.
     We have successfully grown our retail relationships. As of December 31, 2006, we served 446,438 retail relationships. A “retail relationship” refers to one service provided to one customer, and therefore, a customer may, and often does, engage with us in multiple retail relationships. The following table sets forth our retail relationship growth since December 31, 2004.

	As of December 31,
	2006	2005	2004
Local	194,815	199,341	206,209
Wireless	130,971	112,854	94,232
Internet	56,657	53,245	47,553
Long Distance	63,995	56,317	47,050

	446,438	421,757	395,044

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
Our Services — At a Glance
     We have provided a summary of the services we provide below. For a more detailed discussion of our services, please see, “ — Products, Services and Revenue Sources” below.
     Local telephone. We provide local telephone service to approximately 253,000 access lines, representing approximately 57% of the local access lines in Alaska. We generate local telephone revenue from providing local telephone service to consumer and business customers and by providing access to our network and back office functions to other telecommunications companies. At December 31, 2006, approximately 50% of our retail access lines served residential consumers and 50% served business customers.
     Wireless. We provide statewide mobile and fixed voice and data communications services to approximately 134,000 wireless subscribers throughout Alaska. Our wireless networks have a covered population of approximately 542,000, representing approximately 81% of the state’s population, according to the 2006 U.S. Census Bureau estimates. We serve approximately 24.7% of our covered population. In 2005 and 2006, we aggressively expanded our CDMA 1xRTT and EV-DO network, which features advanced mobile data services. We expect to substantially complete our expansion of this network in 2007. We also provide wireless services using our time division multiple access (“TDMA”) digital network which we maintain for subscribers who have not yet upgraded to CDMA.
     Internet. We provide Internet access services to approximately 57,000 subscribers, including high-speed digital subscriber line (“DSL”) service to approximately 44,000 subscribers. Our DSL service is currently available to approximately 75% of our local telephone access lines. As part of our Internet services, we also provide advanced IP-based private networks to large enterprise and governmental customers in Alaska.
     Interexchange. We offer long distance and interexchange private-line services primarily as a facilities-based carrier to approximately 64,000 long distance customers.
     Video. We offer customers in Alaska satellite video entertainment through our partnership with the DISH network.
     For the fiscal year ended December 31, 2006, 54.9%, 33.0%, 7.2% and 4.9% of our revenues came from local telephone, wireless, Internet, and interexchange services, respectively. For more detailed information, please see “ — Products, Services and Revenue Sources” below.
Competitive Strengths and Business Strategy
     We seek to maintain and grow our cash flow and investor returns as the premier telecommunications services provider in Alaska. While the communications marketplace converges and competition continues to enter the market, we plan to achieve our goals through the following principal strategies:
     Use our existing strong competitive position to grow our retail relationships. We believe we already have the leading competitive position in Alaska.
•	We are the incumbent local telephone company in all of Alaska’s major population centers and more than 70 other communities;

•	We are the only provider of mobile broadband wireless service, and the second largest wireless communications services provider; and

•	We are the largest provider of DSL services and the second largest provider of Internet access services.
     We build upon this leading competitive position with an eye to the future of communications, and we seek to offer the most advanced products and services to our large customer base.

     Develop and offer new products targeted at the highest-growth markets. We currently offer products in two of the highest-growth telecommunications markets: wireless and Internet. In each of these markets, we own and operate our networks. We believe our facilities-based strategy places us in an advantageous position relative to our competitors who do not offer similar facilities-based services in each of these high-growth markets. Our primary competitor, General Communication, Inc. (“GCI”) offers facilities-based cable Internet services that compete directly with our high-speed DSL services. Further, GCI has begun deploying cable telephony, through which it provides facilities-based local telephone service. However, GCI primarily resells wireless services through a partnership with Dobson Cellular Systems, Inc. (“Dobson”), our main wireless competitor. Dobson operates only wireless facilities. Thus, among our primary competitors, we believe we offer the optimal mix of products designed to help us benefit from high-growth areas in the industry. We expect to continue developing new products in these high-growth areas to enhance our competitive position.
     Maintain advanced networks and facilities. We have designed our wireless and wireline networks to accommodate developing products and technology. We operate a Multi-Protocol Label Switching over Asynchronous Transfer Mode (“MPLS/ATM”) network. Because our advanced MPLS/ATM network uses standard protocols, we can offer our customers a complete suite of integrated telecommunications services, while achieving significant operating efficiencies. The enhanced products that converge over our MPLS core network include the following:
•	virtual private networks and lines;

•	voice over Internet Protocol services;

•	transparent local area networks (“LANs”) and proprietary LANs and wide area networks (“WAN”);

•	high speed Internet access;

•	managed services; and

•	video conferencing.
     In addition, we provide the only statewide mobile broadband wireless service, and we are the second largest provider of Internet access service in Alaska. We aim to provide wireless service primarily through our state-of-the-art CDMA 1xRTT and EV-DO wireless network. This state-of-the-art network currently serves 95% of our wireless subscribers, and we anticipate 100% of our subscribers will be served by our CDMA network by year-end 2007. In addition to our CDMA network, we maintain a secondary TDMA digital network for our non-CDMA subscribers. Our growing CDMA network has allowed us to expand our wireless network coverage and to offer a wider range of wireless and mobile broadband data services. We believe our expanded wireless services, compared to our competitors, will allow us to capture new retail relationships and win back wireline subscribers with integrated offerings.
     Offer integrated, customer-focused services. We believe we offer the leading portfolio of integrated communications services to Alaskans, including local telephone, wireless, Internet, long distance, messaging, video entertainment, and other services. We believe that offering our customers bundled packages results in customer subscription to a greater number of our products and services and is a key component of our success. Bundling allows our customers a “one stop shopping” experience, fewer billing statements, and greater value for price across a number of services. In 2005, we began our “ON ACS” program, through which we offer discounts to customers subscribing to both our local telephone and wireless services at prescribed service levels. Our ON ACS program, as well as our bundled offerings, allows us to use our advanced CDMA 1xRTT and EV-DO wireless network and our high-speed DSL service to gain long distance and local telephone subscribers.
     Recruit and maintain a strong, experienced management team. We have a highly experienced senior management team with an average of approximately 13 years of experience in the local telecommunications industry and a proven track record of operating and managing integrated telecommunications companies. Our executive management team has broad experience in the telecommunications industry and understands the dynamics of the Alaskan markets and our customers. Liane Pelletier joined us in October 2003 as CEO and President and became Chairperson of our board of directors on January 1, 2004. Before joining us, Liane worked for 17 years at Sprint Corporation, most recently as a member of the Executive Management Committee and as Chief Integration Officer. David Wilson, who was previously Chief Financial Officer of Triumph Communications and DIRECTV Broadband, joined us as our Chief Financial Officer in March 2004. In addition, in 2003, David C. Eisenberg joined us from Sprint as Senior Vice President, Corporate Strategy, Development and Marketing and in February 2004, Sheldon Fisher joined us from Sprint as Senior Vice President, Sales and Service. Most recently, in August 2006, Anand Vadapalli, joined us as Senior Vice President, Network and IT Operations. Prior to joining us, Anand served as the Vice President, Information Technology at Valor Telecom.

     Review and improve internal processes to increase efficiency. We formed and continue to maintain “Process Improvement Teams”. The goal of these teams is to remedy known inefficiencies in various areas of our company. To date, the teams have improved our customer service by reducing set up times for DSL, shortening wait time for customer calls allowing more time for problem resolution and sales, and designing clearer billing statements, which resulted in fewer customer complaints and inquiries. Our teams have also increased the accuracy of forecasting for service procurement, reduced time required to provision circuits, and designed a company-wide product development process through which all new products undergo rigorous analysis, troubleshooting, and testing before they enter the market.
Products, Services and Revenue Sources
     We generate revenue from the provision of local telephone, wireless, Internet, and interexchange services. The following table sets forth the components of our consolidated revenues for the years ended December 31, 2006, 2005, and 2004:

	Revenue for the Year Ended December 31, (in millions)
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Revenue by Source:
Local network service	$80.2	22.9%	$86.5	26.5%	$91.7	30.3%
Network access	90.9	26.0	92.4	28.3	97.5	32.2
Deregulated and other revenue	21.0	6.0	23.9	7.3	22.0	7.3

Local telephone	192.1	54.9	202.8	62.0	211.2	69.8
Wireless	115.6	33.0	86.2	26.4	56.7	18.7
Internet	25.2	7.2	21.7	6.6	20.2	6.7
Interexchange	16.9	4.9	16.1	4.9	14.6	4.8

Total	$349.8	100.0%	$326.8	100.0%	$302.7	100.0%

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
     Basic local network service. Basic local network service enables customers to make and receive telephone calls within a defined “exchange” area. We provide basic retail local services to consumer and business customers, generally for a fixed monthly charge. The amount that can be charged to a customer for basic local services is determined by rate proceedings governed by the Regulatory Commission of Alaska (“RCA”). We generally charge business customers higher rates to recover a portion of the costs of providing local service to consumers, as is customary in the industry. Our basic local service also includes non-recurring charges to customers for installation and recurring charges for enhanced features such as call waiting, caller identification, and call forwarding.
     Competitive local network service. We provide interconnection to our basic local service and lease unbundled network elements (“UNEs”) to our competitors. We report revenues for these services as local network service revenues. As of November 26, 2004, the RCA authorized us to increase the Unbundled Network Element loop (“UNE-L”) rate for our Anchorage service area to $18.64 retroactively to June 2004. In the Fairbanks and Juneau service areas, the RCA authorized us to increase UNE loop rates to $23.00 and $18.00, respectively, as of January 1, 2005. We provided approximately 57,800 lines to competitors in the Anchorage, Fairbanks and Juneau service areas on either a wholesale or UNE basis as of December 31, 2006. Beginning on December 28, 2006, the Federal Communications Commission (“FCC”) authorized us to increase our UNE loop rates on new UNE’s in substantially all of the Anchorage service area to $23.00. Effective January 1, 2008, all UNE loop rates will increase to $23.00.

     The table below sets forth the number of access lines as of December 31, 2006, 2005 and 2004. The number of access lines shown represents all revenue producing access lines connected to both retail and wholesale customers.

	As of December 31,
	2006	2005	2004
Retail access lines	194,815	199,341	206,209
Wholesale access lines	11,226	13,966	16,590
Unbundled network elements	46,626	57,578	70,954

Total local telephone access lines	252,667	270,885	293,753

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
     Interstate access charges. We generate interstate access revenue when a long distance call involving another state originates and/or terminates on one of our local telephone networks. The FCC regulates interstate access charges. All our local telephone companies, except ACSA, participate in a nationwide tariff and access charge pooling arrangement administered by the National Exchange Carrier Association (“NECA”). ACSA participates in the NECA common line tariff, but has its own interstate access tariff for traffic sensitive and special access services. We also categorize as interstate access revenue common line revenues billed to the end user for the FCC-mandated interstate charges.
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
     Wireless
     We provide statewide mobile voice and data communications services throughout Alaska. We are the only statewide provider to offer CDMA and EV-DO. We believe CDMA provides better capacity for voice and data communications than other commercial mobile technologies because it allows more subscribers to connect at any given time. Our CDMA network provides our customers with improved voice call quality, security, average mobile data speeds of 60-80kbps over 1xRTT and multiples of this over EV-DO, and other enhanced services, such as wireless email, web, digital picture taking/sending, assisted-GPS position location applications, video and audio streaming.

     We estimate our wireless network footprint covers approximately 542,000 or 81%, of Alaska’s approximately 670,000 residents, including all major population centers and highway and ferry corridors. Our EV-DO mobile wireless broadband service, enables high speed data connectivity with speeds that burst up to 2mbps in Anchorage, Fairbanks, Juneau, and a few other popular areas throughout Alaska. While using our EV-DO network, our customers do not need to locate a “WiFi Hot Spot” to obtain wireless broadband service. We also operate a TDMA digital network in substantially all of our service areas for our customers who have not yet upgraded to CDMA.
     Our wireless segment generates revenue through subscriber access charges, airtime usage, toll charges, connection fees, roaming revenues, and enhanced features, such as short messaging services. A subscriber may purchase services separately or may purchase rate plans that package these services in different ways to fit different calling patterns and desired features.
     We have eligible telecommunications carrier (“ETC”) status in a significant portion of our rural wireless service area. By obtaining ETC status, we become eligible to receive universal service funded support for wireless subscribers residing in the areas covered by this designation.
     Subscribers. The table below sets forth the annual growth in the number of our wireless subscribers served and our total covered population as of December 31, 2006, 2005 and 2004.

	As of December 31,
	2006	2005	2004
Estimated covered population	541,940	523,827	482,251
Ending subscribers	133,988	117,537	100,657
Ending penetration	24.7%	22.4%	20.9%
     We believe there are opportunities to improve coverage and subscription rates of our wireless operations throughout Alaska. We also believe that the market for wireless services will continue to grow.
     Licenses. We own 800 megahertz B side cellular licenses which cover the major population centers in Alaska, including Anchorage, Fairbanks, Juneau, and the Kenai Peninsula. We also own several 10 megahertz E Block PCS licenses covering the entire state including Anchorage, Fairbanks and Juneau and 10 megahertz F Block PCS licenses covering Fairbanks and Juneau.
     Internet
     We offer high-speed DSL service over our access lines in our major local telephone service territories. Approximately 75% of our access lines in these major local telephone service territories have the capability to provide DSL service. We also offer dial-up Internet service. We charge customers either a flat rate for unlimited use or a measured rate based on usage.
     Interexchange
     We currently serve approximately 64,000 long distance customers who have selected us as their preferred interexchange carrier. We believe our interexchange revenue represents less than 5% of total interexchange revenues in Alaska. We own fiber capacity for high-speed links within Alaska and for transportation of call traffic outside Alaska. We also resell the services of other long distance carriers.
     Video entertainment
     We partner with the DISH Network, a leading satellite television provider, to offer our customers video entertainment. Our agreement with DISH Network will terminate in December 2007 if it is not extended.

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
     We use our position as an integrated, one-stop provider of telecommunications services with strong positions in local telephone, wireless, Internet and interexchange markets. By pursuing a marketing strategy that facilitates integration, cross-selling, and packaging of our products and services, we believe we can increase penetration of new product offerings, improve customer retention rates, increase our share of our customers’ overall telecommunications expenditures, and achieve continued revenue and operating cash flow growth.
Network and Technology
     As of December 31, 2006, we owned host switches serving approximately 253,000 access lines. All of our access lines are served by digital switches provided predominantly by Nortel Networks Corporation. Our switches are linked through a combination of extensive aerial, underground and buried cable, including fiber-optic cable and digital microwave and satellite links. We have 100% single-party services, or services of one customer per access line, and believe substantially all of our major switches have current generic software upgrades installed which allows for the full range of enhanced customer features, such as call waiting, caller identification, and call forwarding.
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
     Our wireless operations consist of five digital switching centers, approximately 194 cell locations, which in certain cases include multiple base stations, and three repeaters covering 80.9% of Alaska’s population and substantially all major population centers and highway corridors in the state plus one analog switch and cell site covering Barrow, Alaska. We link our switching and cell site infrastructure primarily by our proprietary fiber, wireline and digital microwave connections. We have constructed and are continuing to enhance and expand our commercial wireless voice and data CDMA 1xRTT and EV-DO networks. Our CDMA network consists of two Nortel digital CDMA switches and 172 cell sites as of December 2006. We also operate a

TDMA network for our customers who have not yet upgraded to CDMA. Our TDMA wireless voice network consists of three Ericsson digital switches, one analog switch serving Barrow, Alaska, and approximately 105 base stations using our 800 megahertz B side cellular licenses. Our TDMA network covers the major population centers in Alaska, including Anchorage, Fairbanks, Juneau and the Kenai Peninsula. We plan to continue to expand our CDMA 1xRTT and EV-DO networks and migrate our TDMA subscribers onto our CDMA network. Our CDMA network was initially deployed using our 10 megahertz E and F Block PCS spectrum, but we expect to eventually deploy CDMA technology over our 800 megahertz B side cellular licenses and phase out TDMA service in the future.
     Our facilities-based long distance network connects the major population center of Anchorage, Fairbanks, Juneau and the Kenai Peninsula to each other primarily over owned fiber-optic facilities or Indefeasible Rights of Use (“IRU”) capacity. We own IRU fiber-optic capacity connecting Alaska to the rest of the world via Seattle, Washington.
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
     In September 1997, GCI and AT&T Alascom, the two largest long distance carriers in Alaska, began providing competitive local telephone services in Anchorage. GCI competes principally through UNE interconnection using the facilities of our local telephone subsidiary, ACSA, and increasingly over its own facilities. AT&T Alascom competes primarily by reselling ACSA’s services. Competition is based upon price and pricing plans, types of services offered, customer service, billing services, and quality and reliability of service. GCI has focused principally on advertising discount plans for bundled services. AT&T Alascom’s strategy has been to resell ACSA’s service as part of a package of local and long distance services. As a result, in Anchorage, ACSA had only approximately 48% competitive market share as of December 31, 2006. We expect GCI and AT&T Alascom to continue to compete with us for local telephone business in many of our markets.
     As of December 31, 2006, we estimate that we had approximately 68% market share in Fairbanks. GCI has competed in Fairbanks primarily through reselling services and through UNE interconnection. Similar trends are being experienced by ACSAK in our Juneau market where, as of December 31, 2006, we had approximately 60% market share.
     We expect increasing competition from providers of various services that bypass our network. Long distance companies may construct, modify, or lease facilities to transmit traffic directly from a user to a long distance company. Cable television companies may modify their networks to partially or completely bypass our local network. GCI commenced deployment of cable telephony in 2004 and continues to migrate its customers served using our UNEs off of our network and onto its own cable system. This migration of our network will result in a significant reduction of revenue for us, as GCI would no longer be leasing our facilities to serve those customers.
     In addition, while wireless telephone services have historically complemented traditional local exchange carrier (“LEC”) services, we anticipate that existing and emerging wireless technologies may increasingly compete with LEC services. For example, we have deployed CDMA 1xRTT and EV-DO wireless services in certain of our markets. Our principal wireless competitor, Dobson, is deploying GSM wireless services. Both CDMA and GSM technologies may serve as a satisfactory wireless alternative to traditional LEC wireline services. At this time we cannot predict the impact of the growth in wireless networks on our share of the local market. Technological developments in wireless telephone features, digital microwave, and other wireless technologies are expected to further permit the development of alternatives to traditional wireline services. Further, the FCC’s requirement that incumbent local exchange carriers (“ILECs”), such as us, offer wireline-to-wireless number portability may also increase the competition ILEC companies face from wireless carriers.

     Wireless services
     The wireless telecommunications industry has experienced rapid technological change, an increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements, and changes in consumer preferences and expectations. We believe that demand for wireless telecommunications services will likely increase as equipment costs and service rates continue to decline and equipment becomes more convenient and functional. Wireless providers compete over price, quality, network coverage, packaging features, and brand reputation. There are six PCS licensees in each of our wireless service areas. We hold B side cellular licenses for Alaska’s major communities and PCS licenses covering the entire state, including Anchorage, Fairbanks, Juneau, and the Kenai Peninsula. We currently compete with at least one other facilities-based wireless provider in each of our wireless service areas, including Dobson and Alaska DigiTel, LLC (“Alaska DigiTel”). We also face competition from GCI, which is a branded reseller of Dobson. In addition, Dobson, our main wireless competitor, also provides some coverage on its own network in multiple states outside Alaska. We believe that the unique and vast terrain and the high cost of a PCS system build-out, however, make additional competitive entry into markets outside of Anchorage difficult.
     Competition, for simpler wireless voice service has forced carriers such as us to reduce prices. We seek to offset this impact by bringing new higher-margin services to market, developing products for targeted market segments, and using our advantage in market share and geographical coverage to attract new customers and offer new services to existing customers. We continuously evaluate new services in order to differentiate us from our competitors, produce additional revenues, and increase margins.
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
     Interexchange services
     The long distance telecommunications market is highly competitive. We believe we currently have less than 5% of total interexchange revenues in Alaska. Competition in the long distance market is primarily on price, although service bundling, branding, customer service, billing services, and quality also play a role in customers’ choices. We currently offer long distance service to customers located primarily in the more populated communities within our service territory. AT&T Alascom and GCI are currently the two major competing long distance providers in Alaska. We also face competition from wireless service providers for long distance customers. In addition, new carriers offering voice over Internet protocol services may lead to a reduction in traditional long distance telephone service customers. Further, we also compete with prepaid calling cards that reduce traditional reliance on long distance telephone service and also deprive us of revenue obtained from the use of our interexchange facilities. We provide traditional “1+” direct long distance dialing, toll-free services, calling cards, and private line services for data and voice applications. We have also introduced flat-fee long distance programs. These programs allow customers to purchase interstate minutes of use in blocks of time for a single monthly fee. We expect to continue offering products of this nature in the future.
     Video entertainment
     We resell the DISH Network in Alaska. DISH Network’s primary competitor is GCI, the cable provider in most of Alaska. GCI holds a dominant position in the video entertainment sector. Our current agreement with DISH Network became effective August 2003 and either will be renegotiated or will terminate in December 2007.

Employees
     As of January 31, 2007, we employed approximately 986 regular full-time employees, 7 regular part time employees and 8 full time temporary employees. 78.3% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Management considers employee relations to be good with both the represented and non-represented workforce. On November 2, 1999, the IBEW membership for our company ratified the terms of a Master Collective Bargaining Agreement that governs the terms and conditions of employment for all IBEW represented employees working for us in the State of Alaska. The November 1999 agreement, which was due to expire on December 31, 2006, provided for wage increases up to 4% in specified years based on the annual increases in the consumer price index for Anchorage as reported by the U.S. Department of Labor CPI-U. The agreement limits the increases in our health and welfare contributions for represented employees to 4% annually. On February 23, 2005, the membership of the IBEW ratified an extension to the collective bargaining agreement through 2009 and accepted certain modifications to the agreement.
     Non-represented employees qualify for wage increases based on individual and company performance, and key employees are also eligible for performance-based incentives. We provide a total benefits package, including health, welfare, and retirement components that we believe is competitive in our market.
Website Access to Reports
     Our investor relations website Internet address is www.alsk.com. The information on our website is not incorporated by reference in this annual report on Form 10-K. We make available, free of charge, on our investor relations website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.
Regulation
     The following summary of the regulatory environment in which our business operates does not describe all present and proposed federal, state and local legislation and regulations affecting the telecommunications industry in Alaska. Some legislation and regulations are currently the subject of judicial review, legislative hearings and administrative proposals which could change the manner in which this industry operates. We cannot predict the outcome of any of these matters or their potential impact on our business. Regulation in the telecommunications industry is subject to rapid change, and any such change may have an adverse effect on us.
Overview
     The telecommunications services we provide and from which we derive a large majority of our revenue are subject to extensive federal, state and local regulation. Our LEC subsidiaries are regulated common carriers and have the right to set maximum rates at a level that allows us to recover the reasonable costs incurred in the provision of regulated telecommunications services and to earn a reasonable rate of return on the investment required to provide these services. Because they face competition, however, most of our LEC subsidiaries may not be able to realize their allowed rates of return.
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
     At the federal level, the FCC generally exercises jurisdiction over services of telecommunications common carriers, such as us, that provide, originate or terminate interstate or international communications and related facilities. The FCC does not directly regulate enhanced services and has preempted inconsistent state regulation of enhanced services. Our wireless services use FCC radio-frequency licenses and are subject to various FCC regulations, including enhanced 911(“E911”) and number portability requirements. The RCA generally exercises jurisdiction over services and facilities used to provide, originate or terminate communications between points in Alaska. In addition, pursuant to the federal Telecommunications Act of 1996 (“Telecommunications Act”) federal and state regulators share responsibility for implementing and enforcing policies intended to foster competition in local telecommunications services. In particular, state regulatory agencies have substantial oversight over the provision by ILECs of interconnection and non-discriminatory network access to competitive local exchange carriers (“CLECs”). Local governments often regulate the public rights-of-way necessary to install and operate networks. These local governments may require communications services providers to obtain licenses or franchises regulating their use of public rights-of-way, and may require carriers to obtain construction permits and abide by building and land use codes.
Federal regulation
     We must comply with the Communications Act of 1934, as amended (“Communications Act”) and regulations promulgated there under which require, among other things, that communications carriers offer interstate services at just, reasonable and nondiscriminatory rates and terms. The amendments to the Communications Act contained in the Telecommunications Act significantly changed and are expected to continue to change the regulation of the telecommunications industry. The Telecommunications Act promotes competition in local telecommunications services by removing barriers to entry, imposing interconnection and network access requirements, and making universal service support explicit and portable. We must obtain FCC approval before we transfer control of any of our common carrier subsidiaries or our radio frequency licenses or authorizations, make such an acquisition, or discontinue an interstate service.
     Interconnection with local telephone companies and access to other facilities
     In order to ensure access to local facilities and services at reasonable rates the Communications Act imposes a number of access and interconnection requirements on LECs. Generally, a LEC must: not prohibit or unreasonably restrict the resale of its services; provide for telephone number portability, so customers may keep the same telephone number if they switch service providers; ensure that customers are able to route their calls to telecommunications service providers without having to dial additional digits; provide access to their poles, ducts, conduits and rights-of-way on a reasonable, non-discriminatory basis; and, when a call originates on its network, compensate other telephone companies for terminating or transporting the call.
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
     Our ACSN ILEC subsidiary enjoys a statutory exemption as a rural carrier from the interconnection requirements imposed on most ILECs. The RCA may terminate the exemption, if it determines the interconnection is technically feasible, not unduly economically burdensome and consistent with universal service. The Telecommunications Act does not, however, preclude facilities-based competition, and the RCA has granted GCI, subject to certain conditions, approval to provide local exchange telephone service in the Glacier State and Sitka study areas of ACSN. New facilities-based local exchange service competition may reduce our revenues and returns.
     On April 18, 2004, ACSF and ACSAK entered into a settlement agreement with GCI in which ACSF and ACSAK waived their claim to the rural exemption in exchange for GCI’s agreement to pay increased UNE loop rates.
     To implement the interconnection requirements of the Telecommunications Act, the FCC adopted rules requiring, among other provisions, that ILECs price UNEs based on forward-looking economic costs using the total element long-run incremental cost methodology. In February 2005 the FCC released an order eliminating the obligation of ILECs to provide access to switching as a UNE, as well as the obligation to provide the combination of UNEs known as the UNE platform (“UNE-P”). These changes did not affect the obligations of ACSF or ACSAK under their agreement with GCI, which remains in effect until January 1, 2008. Currently, the FCC is reexamining its pricing standard for UNEs and may reconsider other aspects of its rules.
     In September 2005, ACSA filed a petition seeking FCC forbearance from our requirement to lease UNEs to our competitors in Anchorage at regulated rates. Also in September 2005, the FCC established precedent for granting relief similar to that sought by ACSA by granting forbearance relief to Qwest in its Omaha market due to substantial inter-modal competition in that market. On December 28, 2006, the FCC conditionally and partially granted ACSA forbearance from the obligation to lease UNEs to our competitors at regulated rates. This forbearance was limited to five wire centers within the Anchorage service area of ACSA. Even where relief was granted, however, the FCC has required ACS to lease loops and sub-loops at commercially negotiated rates, or if there is no commercial agreement, at the rates for these UNEs in Fairbanks. A one-year transition period was part of the FCC’s Order. On February 9, 2007, ACSA and GCI independently filed appeals of the FCC’s Order.
     Congress may consider legislation that may further modify the Communications Act and the FCC and the RCA frequently considers modifications of their rules. We cannot predict the outcome of any such of any action taken by the Congress, the FCC or the RCA.
     Interstate access charges
     The FCC regulates the prices that ILECs charge for the use of their local telephone facilities in originating or terminating interstate transmissions. Our ILECs’ interstate “access charges” are developed using a cost-of-service methodology, based on our authorized maximum rate of return. NECA develops averaged access rates for participating ILECs, including our ILECs, based on the costs of these carriers. All our ILECs participate in NECA’s tariff for non-traffic sensitive costs, which are primarily loop costs. While ACSA files its own traffic sensitive access tariff, which covers primarily switching costs, our other ILECs participate in NECA’s traffic sensitive access tariff. Participants in a NECA tariff charge averaged access rates, pool their revenues, and distribute the revenues on the basis of each individual carrier’s costs. The NECA tariffs reduce the cost burden on individual ILECs of filing tariffs and also spread some of the risks of providing interstate access services. None of our ILECs has chosen the FCC’s price cap method for its interstate access charges.
     In 2001, the FCC adopted an order implementing certain proposals of the Multi-Association Group (“MAG”) to reform the access charge system for rural ILECs. Among other things, the MAG plan reduces usage sensitive access charges on long distance carriers and shifts a portion of cost recovery to subscriber line charges, which are paid by end users, and new explicit universal service support. The FCC also implemented a freeze on jurisdictional cost separations factors that expired in June of 2006, but the separations factor freeze was extended indefinitely in May of 2006. The FCC is currently considering various proposals for further reform. These proposals may result in the elimination of interstate and intrastate access charges paid by long distance carriers, and the requirement that carriers such as ACSA, ACSF, ACSAK and ACSN recover those interstate and intrastate costs from a combination of end-user charges and universal service support. Various groups of carriers and regulators are developing new proposals for replacements to the MAG plan to submit to the FCC. We            cannot predict what changes the FCC may adopt or when they may adopt them.
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
     In May 2001, the FCC adopted a proposal from the Rural Task Force to reform universal service support for rural areas. As adopted, for an interim period, eligible rural carriers will continue to receive support based on a modified embedded cost mechanism. While the modified embedded cost mechanism remains in place in 2007, the FCC has indicated that, it will develop a comprehensive plan for high-cost support mechanisms for rural and non-rural carriers which may rely on forward-looking costs. In June, 2004, the Federal-State Joint Board sought comment on certain reforms, such as the proper definition to use in determining whether a carrier should be supported under the “rural” mechanism (as opposed to the “non-rural” mechanism based on forward-looking costs), the basis on which support levels for rural carriers (both ILECs and CLECs) should be calculated. These issues remain pending before the Joint Board, which has not offered a definitive proposal to reform universal service support. If it does so, the FCC would have one year to act on these recommendations. In addition, members of Congress have indicated that they may seek enactment of legislation addressing universal service reform, including legislation to limit growth of explicit universal service support funds. We are unable to predict whether and to what extent we would be eligible to receive any federal high-cost support under such a plan.

     Universal service funds are only available to carriers that are designated as ETCs, by a state regulatory commission for carriers subject to state jurisdiction, or by the FCC, for other carriers not subject to state jurisdiction. On March 17, 2005, the FCC adopted new and more stringent guidelines concerning the designation of competitive carriers as ETCs (“CETCs”) for designations that it makes under its jurisdiction. Although the new guidelines are not binding on state commissions, several parties have asked the FCC to require states to follow them on reconsideration. The RCA has commenced a state rulemaking proceeding to consider possible changes prompted by the FCC guidelines. We do not anticipate any impact on the eligibility of our ILECs to receive universal service support as a result of these rule changes.
     Under current FCC regulations, the total amount of federal universal service funds available to all ILEC ETCs is subject to a yearly cap. In any year where the cap is reached, the per access line rate at which ILECs can recover Universal Service Fund payments may decrease. In each of the last few years, the cap has effectively decreased Universal Service Fund (“USF”) payments.
     We also expect the FCC to act in 2007 to reform the current funding mechanism for the universal service support funds. Today, our operating subsidiary companies are required to contribute to the federal USF a percentage of their revenue earned from interstate and international services. The FCC is currently considering whether to replace this funding mechanism with one based on flat-rated, per-line contributions, capacity-based contributions, or some combination of these or other proposals. We cannot predict how the outcome of this proceeding may affect our contribution obligations.
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
     Federal law preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio services (“CMRS”) which includes personal communications services and cellular services. The FCC does not regulate such rates; however, the FCC imposes a variety of other regulatory requirements on CMRS operators. For example, CMRS operators must be able to transmit 911 calls from any qualified handset without credit check or validation, and are required to provide the location of the 911 caller within an increasingly narrow geographic range. CMRS operators are also required to provide 911 service for individuals with speech and hearing disabilities, or TTY service. The FCC granted ACS a waiver allowing a limited extension of time to comply with the FCC’s E911 requirements: (1) that all new handset activations are location-capable; and (2) that 95% of all subscribers have location-capable handsets. Consistent with the FCC’s order, all new ACS Wireless, Inc, (“ACSW”) handset activations have been location-capable since January 1, 2006. Further, ACSW met the FCC’s deadline of having 95% of all subscribers using location-capable handsets prior to January 31, 2007.

     FCC regulations also require us to maintain our analog network operations as we transition to our new CDMA wireless network. In December 2006, the FCC granted ACSW a limited waiver of that requirement, allowing ACSW to turn down seven remote and very high cost analog cell sites.
     The FCC also requires that if a LEC customer wants to retain a telephone number while changing to a CMRS service provider (such as ACSW), the LEC must have the capability to allow this wireline-to-wireless number portability within six months of a bona fide request, where the requesting CMRS carrier’s coverage area overlaps the geographic location of the LEC rate center to which the number is assigned (unless the LEC can provide specific evidence demonstrating that doing so is not technically feasible). These number portability rules are expected to increase the level of competition among CMRS service providers, but also to increase the ability of CMRS providers to win customers from LECs. This rule has had little impact on our LECs, but we cannot predict the net impact of these new rules on us over the long-term.
     Internet services
     We provide Internet access services as an Internet service provider (“ISP”). The FCC has classified such services as information services, so they are not subject to various regulatory obligations that are imposed on common carriers, such as paying access charges or contributing to USF. On September 23, 2005, the FCC announced a policy of ensuring neutral access to and operation of the Internet. SBC and Verizon, the two largest ILECs, have agreed to conduct their businesses in compliance with the FCC policy as a condition of the FCC’s approval of their acquisitions of AT&T and MCI, respectively. There may be new legislation or further FCC action to address access to the Internet, and we cannot predict the impact of any such actions on our results or operations. Also, the FCC generally preempts state and local regulation of information services.
     In October 2005, the FCC determined that ILECs are no longer required to lease high-speed Internet access service transmission capability to their competitors, and re-affirmed its finding that provision of high-speed transmission service bundled with Internet access services is an information service not subject to common carrier regulation, whether that access is provided via cable modem, DSL services, or otherwise. This decision gives us more flexibility in how we offer and price our DSL services. However, for carriers subject to rate-of-return regulation, like the ACS ILECs, the FCC left uncertain whether loop cost allocations would change if they decide to offer the underlying transmission capability on a non-common carrier basis. We currently provide high-speed Internet access transmission capability on a common carrier basis under a stand-alone FCC tariff for ACSA and the NECA tariff for our non-Anchorage LECs. We are considering whether to offer it as non-common carrier service.
     In February 2004, the FCC determined that entirely Internet-based voice over Internet Protocol (“VoIP”) service is an information service and exempt from such regulatory obligations. This finding applied only to VoIP services that do not connect to the public (circuit) switched telephone network. Also in February 2004, the FCC launched a comprehensive rulemaking to determine the appropriate types of regulation, including such matters as intercarrier compensation and contributions to USF, to which ISPs offering or enabling different types of IP services, including VoIP, should be subject. In November 2004, the FCC decided that some VoIP services are exempt from certain state regulations. While VoIP services and high-speed Internet access services generally are not subject to common carrier regulation, the FCC has determined in recent decisions that these services are subject to certain public safety requirements. For example, in May 2005, the FCC found that 911 requirements apply to VoIP. Further, in August 2005, the FCC found that the Communications Assistance for Law Enforcement Act (“CALEA”) requires providers of both high-speed Internet access services and some VoIP services to ensure that their networks have certain capabilities that facilitate the conduct of electronic surveillance by law enforcement agencies. The FCC has required ISPs including ACSI to be capable of CALEA compliance by May 2007, but we cannot be certain ACSI will meet this deadline. The FCC has also determined that a component of VoIP revenues is subject to USF contributions. Where VoIP providers are unable to specifically identify their interstate traffic, a “safe harbor” factor is applied.
     Other federal regulations
     We are subject to various other federal regulations and statutes, including those concerning the use of customer proprietary network information (“CPNI”) in marketing services, and implementing capabilities to be used by law enforcement officials in executing court authorized electronic surveillance. CPNI generally includes information a carrier has regarding the telecommunications services to which its customer subscribes and the customer’s use of those services. In February, 2006, the FCC initiated a rulemaking to determine if it should strengthen its rules governing carrier use and disclosure of CPNI. Other FCC initiatives that may impact our regulated subsidiaries include access to poles, ducts, conduits and rights-of-way, Truth-in-Billing requirements, EEO reporting, hearing aid compatibility requirements, and anti-slamming rules. These requirements may impose costs on us and limit our business opportunities.
State regulation
     Telecommunication companies are required to obtain certificates of public convenience and necessity from the RCA prior to operating as a public utility in Alaska. The RCA must approve amendments to and transfers of such certificates. In addition, RCA approval is required if an entity acquires a controlling interest in any of our certificated subsidiaries, if we acquire a controlling interest in another intrastate utility, or if we discontinue an intrastate service. The RCA also regulates rates, terms and conditions for local, intrastate access and intrastate long distance services, supervises the administration of the Alaska Universal Service Fund (“AUSF”) and decides on ETC status for purposes of the federal USF. Furthermore, pursuant to the Telecommunications Act and the FCC’s rules, the RCA decides various aspects of local network interconnection offerings and agreements.
     Interconnection
     The Telecommunications Act specifies that resale and UNE rates are to be negotiated among the parties subject to approval by the state regulatory commission, or, if the parties fail to reach an agreement, arbitrated by the state regulatory commission. We have entered into interconnection agreements with TelAlaska Long Distance, Inc., Level 3, and numerous other entities, including GCI.
     On January 7, 2005, GCI filed suit in federal court seeking reversal of the RCA’s 2004 order approving the interconnection agreement between GCI and ACSA. GCI claims that the pricing methodology the RCA used to determine the rates we charge GCI under the interconnection agreement did not comply with the FCC’s pricing methodology regulations and requests the court direct the RCA to retroactively reduce the rates we charge GCI under this agreement. ACSA also challenged the RCA’s decision, in part, asserting that the RCA unreasonably delayed reaching a final, legal UNE loop rate, that the temporary UNE loop rate set by the RCA did not comply with federal law, and that the RCA’s decision regarding the percentage of feeder plant that must be placed in the road prism was not supported by substantial evidence. In November 2006, the court ruled against all claims and upheld the RCA’s decision.
     Competitive local exchange regulations
     In August 2005, the RCA adopted regulations addressing a variety of telecommunications related matters including tariff policies, depreciation practices, local competitive market rules, and interexchange competitive market rules. The regulations provide for, among other things: initial classification of all ILECs, including our rural properties and ACSA, as dominant carriers; requirements that all carriers, both dominant and non-dominant, offer all retail services for resale at wholesale rates consistent with 47 U.S.C. § 251 and 252; and limited dominant carrier pricing flexibility in competitive areas, under which carriers may reduce retail rates, offer new or repackaged services and implement special contracts for retail service upon 30 days’ notice. Rate increases affecting existing services are subject to full cost support showings by the dominant carrier in areas with local competition; but the RCA may demand, and has demanded, cost support even for rate reductions and new or repackaged services in competitive areas. On September 16, 2005, the RCA defined the ACSA, ACSAK and ACSF service areas as “competitive local exchange markets” under its new regulations. The RCA had previously granted ACSA, ACSAK and ACSF non-dominant status on a trial basis only for retail tariff purposes. On February 22, 2006, the RCA designated ACSA, ACSAK-Juneau and ACSF as non-dominant carriers in their respective competitive local exchange markets for the provision of retail services except for line extension services, construction services, subdivision agreements and access services. This change in designation has given these three ACS LECs access to relaxed tariff filing rules that allow retail offers to be introduced to the market without advance public notice or RCA approval. We are seeking similar designation changes for ACSN and the second study area in ACSAK to become immediately effective upon receipt of a CLEC’s 90-day notice of intent to enter these markets.
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
     Intrastate access rates
     ILECs not yet subject to local competition participate in a pool administered by AECA for intrastate access charges to long distance carriers. AECA pools their access costs and sets a statewide average price which participating ILECs charge to long distance carriers for originating or terminating calls. Access revenues are collected in a pool and then redistributed to the ILECs based on their actual costs.
     The RCA requires an ILEC to file separate, individual company access charge tariffs when a competitor enters its service area. These tariffs are based on the ILEC’s cost of service and are revised biennially. ACSN is our only ILEC associated with AECA. AECA administers ACSN’s intrastate access tariff, but ACSN has a stand-alone rate. In 2006, the RCA commenced a state rulemaking proceeding to consider the impact of competition on the access pooling process and whether to continue to require ILECs in competitive markets to exit the AECA pool.
     The RCA has adopted regulations limiting the access fees local carriers can charge interexchange carriers and imposing a Network Access Fee on end-users to make up for the reduction in fees paid by interexchange carriers. The RCA is also analyzing the effects of various FCC intercarrier compensation proposals on Alaskan consumers and telecommunications companies.
     Alaska Universal Service Fund
     The RCA has established the AUSF. The AUSF serves as a complement to the federal USF, but must meet federal statutory criteria concerning consistency with federal rules and regulations. Currently, the AUSF supports a portion of certain higher cost carriers’ switching costs, the costs of lifeline service (which supports rates of low income customers), and a portion of the cost of Public Interest Pay Telephones. The RCA has adopted regulations that limit high-cost switching support to local companies with access lines of 20,000 or less. This change has eliminated the switching support that our rural ILECs received.
     ETC Determinations
     The RCA granted GCI’s request that it be designated an ETC in Anchorage, Fairbanks, Juneau, and Fort Wainwright, all of which are currently served by our subsidiaries. Further, there is a trend toward granting ETC status to wireless carriers. In July 2004, ACSW was granted ETC status in the MTA and ACSF study area and was subsequently ETC status in ACSA, ACSAK-Juneau, and ACSN-Glacier State study areas in November 2004. ACSW was also granted ETC status in the areas serviced by the Copper Valley Telephone Cooperative, Inc., and KPU Telecommunications in April, 2006.
     Other state regulations
     The RCA adopted regulations allowing some bundling of local exchange and intrastate interexchange services. Other RCA rules, however, result in limitations on our ability to actually bundle our intrastate interexchange services.
     The RCA has also opened dockets in 2005 to consider: the need to promulgate regulations to establish an affordability benchmark for local exchange telephone service, and to address whether and how to use state universal service funds to offset potentially unaffordable local exchange rates; the need to promulgate ETC regulations; and generally accepted industry standards for E911 service. All of these dockets, as well as the 2006 rulemakings previously mentioned, could impact our business.
Item 1A. Risk Factors
We face a variety of risks that may affect our business, financial condition, and results of operations, some of which are beyond our control. The risks described below are not the only ones we face and should be considered in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. Additional risks and uncertainties not known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed.

Risks related to our common stock
ACS Group is a holding company and relies on dividends, interest and other payments, advances and transfer of funds from its subsidiaries to meet its debt service and pay dividends.
     ACS Group has no direct operations and no significant assets other than ownership of 100% of the stock of ACS Holdings, Inc. (“ACSH”). Because we conduct our operations through our direct and indirect subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, including paying dividends on our common stock. Legal restrictions applicable to our subsidiaries and contractual restrictions in our senior credit facility, and other agreements governing current and future debt of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries may not be sufficient to pay dividends on the common stock.
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
     We are not obligated to pay dividends. Our board of directors may, in its absolute discretion, amend or repeal the dividend policy, which may result in the decrease or discontinuation of dividends. Future dividends, if any, will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, business opportunities, any competitive or technological developments, our increased need to make capital expenditures, provisions of applicable law, and other factors that our board of directors may deem relevant. Additionally, Delaware law and the terms of our senior credit facility may reduce or eliminate our ability to pay dividends.
     We might not generate sufficient cash from operations in the future to pay dividends on our common stock in the intended amounts, or at all. Our board of directors may decide not to pay dividends at any time and for any reason. If our cash flows from operations for future periods were to fall below our minimum expectations, we would need either to reduce or eliminate dividends or, to the extent permitted under the terms of our senior credit facility or any future agreement governing our debt, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively affect our financial condition, results of operations, liquidity, ability to maintain or expand our business, and ability to fund dividends. Our board is free to depart from or change our dividend policy at any time and could do so, for example, if it were to determine that we had insufficient cash to take advantage of growth opportunities. The reduction or elimination of dividends may cause the market price of our common stock to decline.
Our substantial debt could adversely affect our financial health and restrict our ability to pay dividends on our common stock and adversely affect our financing options and liquidity position.
     We have a substantial amount of debt. As of December 31, 2006 we had total long-term obligations, including current portion, of $438.2 million and net income for the year ended December 31, 2006 of $20.0 million.
     Our debt could have important consequences for you as a holder of our common stock. For example, our substantial debt could:
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, future business opportunities and other general corporate purposes;

•	limit our flexibility to plan, adjust or react to changing economic, market or industry conditions, reduce our ability to withstand competitive pressures, and increase our vulnerability to general adverse economic and industry conditions;

•	place us at a competitive disadvantage to many of our competitors who are less leveraged than we are;

•	limit our ability to borrow additional amounts for working capital, capital expenditures, future business opportunities, including strategic acquisitions, and other general corporate requirements or hinder us from obtaining such financing on terms favorable to us or at all; and

•	limit our ability to refinance our debt.
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
     Our senior credit facility requires us to maintain certain financial ratios and adhere to other covenants that, among other things, restrict our ability to take specific actions, even if we believe such actions are in our best interest. These include restrictions on our ability to:
•	pay dividends or distributions on, redeem or repurchase our capital stock;.

•	issue certain preferred or redeemable capital stock;

•	incur additional debt;

•	create liens;

•	make certain types of investments, loans, advances or other forms of payments;

•	issue, sell or allow distributions on capital stock of specified subsidiaries;

•	prepay or defease specified debt;

•	enter into transactions with affiliates; or

•	merge, consolidate or sell our assets.
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
     If we are forced to pursue any of the above options our business and/or the value of our common stock could be adversely affected.

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
     The disposition of a substantial number of shares of our common stock by a major stockholder in 2005 and 2006 held by it caused us to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code. As a result, our ability to use our substantial net operating losses to offset taxable income for taxable periods ending after the disposition is limited. Consequently, in the future we may be required to pay cash income taxes because of limitations on using our net operating losses, or because all of our net operating losses have been used or have expired. Any of the foregoing would have the effect of increasing our taxable income and potentially reducing our after-tax cash flow available for payment of dividends in future periods, and may require us to reduce dividend payments on our common stock in such future periods.
Risks related to our business
We provide services to our customers over access lines and if we continue to lose access lines our revenues, earnings and cash flow from operations may decrease.
     Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss over the past few years, and during the year ended December 31, 2006, the number of access lines we serve declined by 6.73% due to increased competition and the introduction of DSL and cable modems. We may continue to experience net access line loss in our markets for an unforeseen period of time. In addition, GCI, the dominant cable television operator, aggressively offers competitive local telephone service in many of our largest markets. Our petition for forbearance from the requirement to provide UNEs in Anchorage has not been approved on terms we find acceptable, and we are appealing the FCC’s ruling. In any event, we expect to experience continued access line loss in areas served by this competitor, and other competitors. Our inability to retain access lines would adversely affect our revenues, earnings and cash flow from operations.

Our business is subject to extensive governmental legislation and regulation. Applicable federal and state legislation and regulations and changes to them could adversely affect our business.
     We operate in a heavily regulated industry, and most of our revenues come from the provision of services regulated by the FCC, and the RCA. Laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts, and could be changed by legislation or regulatory orders at any time. Future developments or changes to the regulatory environment, or the effect of such developments or changes, may have an adverse effect on us.
     There are a number of FCC and RCA rules under review that could have a significant effect on us. For example, many of the FCC’s rules with regard to the provisioning of UNEs and other interconnection rules have been revised from time to time and are subject to further proceedings at the FCC. Several parties have challenged the FCC’s current interconnection regulations in court, increasingly over its own facilities. Court rulings, further FCC actions, or new legislation in this area could affect our obligation to provide UNEs and the prices we receive for our UNEs. Changes to intercarrier compensation or the roaming agreements between wireless operators that affect our access or roaming revenues are also likely over the next few years. The FCC and Congress are also looking at universal service fund contribution and disbursement rules that are likely to affect the amount and timing of our contributions to and receipt of universal service funds; our obligations may increase and/or our revenue may decline; and our competitors may receive greater payments. Further, most FCC and RCA telecommunications decisions are subject to substantial delay and judicial review. These delays and related litigation create risk associated with uncertainty over the final direction of federal and state policies and our regulated rates.
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
Loss of the exemption from certain forms of competition granted to one of our rural local exchange carriers under the Federal Telecommunications Act of 1996 exposes us to increased competition.
     ACSN currently has a rural exemption from the requirement to provide UNEs to CLECs, but it remains subject to petitions for termination or facilities-based competition at any time. GCI was granted, subject to certain conditions, approval to provide local exchange telephone service in ACSN’s Glacier State study area. New facilities-based local exchange service competition will likely reduce our revenues and return.
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
     GCI commenced offering cable telephony in Anchorage during 2004 and has increasingly moved its customers off of our network and onto its own cable system. GCI announced plans to migrate virtually all of its Anchorage customers to its own network during 2007 and 2008. Significant migration of customers would result in a significant reduction of revenue for us, as GCI would no longer be leasing our facilities to serve those customers, which could materially harm our results of operations.
We derive a significant portion of our wireless revenue from roaming charges. This revenue may fluctuate or decline in the future as a result of general economic, contractual, and competitive factors.
     Approximately 4% of our revenue for the year ended December 31, 2006 was derived from roaming charges incurred by other wireless providers whose customers traveled within our coverage areas. The revenue we recognize from these roaming charges may in the future be volatile or decline as a result of a number of factors, many of which are outside our control. These factors include, the strength of Alaskan economy and its primary industries, including tourism, general economic factors affecting commerce between Alaska and other States and countries, unresolved political matters which may affect public and private spending in Alaska, and others. For example, our service areas include a number of summer tourist destinations in Alaska; as a result, our roaming revenue generally increases during summer months and declines during other periods and depends heavily in these areas on the number of tourists who visit Alaskan tourist destinations. In addition, we cannot assure you our roaming agreements with other providers will continue to generate similar roaming revenues. Our agreements with other carriers have varying terms of varying length, including some which are terminable on short notice. In the event these roaming agreements expire or are terminated, we may be unable to renegotiate or replace these agreements on similar or acceptable terms. Failure to obtain acceptable roaming agreements could lead to a significant decline in our revenue and operating income. Lastly, changes in the network footprints of our roaming partners, or those of our competitors who are able to provide roaming coverage in our service areas, could have a material adverse effect on us.

The telecommunications industry is extremely competitive, particularly in Alaska, and we may have difficulty competing effectively for share in generally small markets.
     The telecommunications industry in Alaska is extremely competitive, and providers compete over a small number of customers in small markets. We face competition in local voice, local high-speed data and wireless, Internet, long distance and video services. Competitors in our markets:
•	reduce our customer base;

•	require us to lower rates and other prices in order to compete;

•	require us to invest in new facilities and capabilities

•	increase marketing expenditures and require the use of discounting and promotional campaigns that would adversely affect our margins; or

•	otherwise lead to reduced revenues, margins, and returns.
     We face strong competition from GCI in many areas for integrated, facilities-based, voice, broadband and video services, and GCI has been increasingly been providing these integrated services over its own facilities via cable telephony. New competitors in local services may be encouraged by FCC and RCA rules regarding interconnection agreements and universal service supports. We face competition from wireless service providers for local, long distance and wireless customers. One of our competitors provides wireless data at 1xRTT speeds in addition to wireless voice services.
     Wireline-to-wireless and wireless-to-wireless number portability increases risk of wireless substitution for traditional local telephone services and increased competition among wireless carriers. In addition, carriers offering VoIP services may also lead to a reduction in traditional local and long distance telephone service revenues as well as our network access revenues. Some of our competitors may be exempt from or subject to lesser regulatory burdens.
Recent strategic investment among other Alaskan telecommunications providers may lead to increased competition and a different competitive landscape.
     On December 22, 2006, the FCC approved an agreement by GCI, one of our primary competitors, to invest $29.5 million in Alaska DigiTel, one of our wireless competitors. The investment closed on January 1, 2007. In exchange for its investment, GCI received a majority equity interest in Alaska DigiTel. In addition to its equity investment, GCI entered into a revolving credit loan agreement with Alaska DigiTel. The loan agreement provides that Alaska DigiTel can draw up to $15.0 million. These transactions provide liquidity and cash to Alaska DigiTel to fund growth and operations that it may not otherwise have been able to afford. Growth by Alaska DigiTel could result in stronger competition in the statewide wireless market. This could have a material adverse effect on our business, operating results, and financial condition.
Revenues from our retail local telephone access lines may be reduced or lost.
     As the incumbent local exchange carrier, we face stiff competition from resellers, local providers who lease UNEs from us, and other facilities-based providers of local telephone services. Through December 31, 2006, we have lost approximately 37% of our retail local telephone market share. In Anchorage, our largest market, since opening to competition, we have lost approximately 52% of our retail local telephone market share. Similarly, in Fairbanks and Juneau we have lost approximately 35% of our retail local telephone access lines. Further, our competitors may at any time bypass or remove these customers from our network completely, which would eliminate our revenue from those lines altogether. For example, GCI has already eliminated some revenue to us as a result of its deployment of cable telephony in Anchorage. We may not be successful in recovering those lost retail customers or revenues.
Revenues from access charges may be reduced or lost.
     We received approximately 26% of our operating revenues for the year ended December 31, 2006 from local exchange network access charges. The amount of revenue that we receive from these access charges is calculated in accordance with requirements set by the FCC and the RCA. Any change in these requirements may reduce our revenues and earnings. Generally, access charges have decreased since our inception in 1999.

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
     In addition, we have from time to time been involved in disputes we believe will relate to interstate access revenue. We cannot assure you that claims alleging excess charges will not be made in the future, nor that we will be able to defeat such claims.
A reduction in the universal service support currently received by some of our subsidiaries would reduce our revenues and earnings.
     We received approximately 8.8% of our operating revenues for the year ended December 31, 2006 from the USF. The USF was established under the direction of the FCC to compensate carriers for the high cost of providing universal telecommunications services in rural, insular, and high-cost areas. If the support we receive from the USF is materially reduced or discontinued, some of our rural local exchange carriers as well as wireless providers might not be able to operate profitably. Also, because we provide interstate and international services, we are required to contribute to the USF a percentage of our revenue earned from such services. Although our rural LECs receive support from the USF, we cannot be certain of how, in the future, our contributions to the USF will compare to the support we receive from the USF.
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
     The RCA has granted ETC status to GCI in Fairbanks and Juneau. Under current FCC rules, ETC status entitles GCI to the same amount of per-line USF support that we are entitled to receive regardless of GCI’s costs. To the extent that any competitive ETC, such as GCI, has lower costs than us, but receives the same amount of financial support, the competitor gains a competitive cost advantage over us. If this should occur, it could have an adverse effect on our ability to compete.
     As for wireless carriers, Alaska DigiTel, ACS Wireless, Inc., or ACSW, MTA Wireless, and Dobson have been granted ETC status for certain areas.
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
     Our long distance operations have historically been modest in relation to the long distance businesses of our competitors. Our long distance operations generated income of $7.0 million in 2006, and $0.3 million for the year ended December 31, 2005. Our Internet operations generated operating losses of $8.9 million in 2006, and $6.4 million for the year ended December 31, 2005. Our operating losses from long distance and Internet services may increase in the future, even after taking into account additional revenue from complementary or advanced services.
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
     Our success will likely depend on our ability to adapt to rapid technological changes in the telecommunications industry. Our failure to adopt a new technology or our choice of one technology over another may have an adverse effect on our ability to compete or meet the demands of our customers. Technological change could, among other things, reduce the barriers to entry facing our competitors providing local service in our service areas. The pace of technology change and our ability to deploy new technologies may be constrained by insufficient capital and/or the need to generate sufficient cash to make interest payments on our debt and to maintain our dividend policy.
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

The reduction in our regulated rate base may adversely affect our ability to price our services.
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
     The customer base for telecommunications services in Alaska is small and geographically concentrated. According to U.S. Census Bureau estimates, the population of Alaska is approximately 670,000 as of July 1, 2006, approximately 60% of whom live in Anchorage, Fairbanks and Juneau. We do not know whether Alaska’s economy will grow or even be stable.
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
     We depend on a limited number of suppliers and vendors for equipment and services for our network. If these suppliers experience interruptions, patent litigation, or other problems, subscriber growth and our operating results could suffer. If our supplier uses its proprietary technology, including CDMA technology, as an integral component of our network, we may be effectively locked into one or few suppliers for key network components. As a result, we have become reliant upon a limited number of network equipment manufacturers. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms on a timely basis, or at all, which could increase costs and may cause disruption in service.
Wireless devices may pose health and safety risks and driving while using a wireless phone may be prohibited; as a result, we may be subject to new regulations, and demand for our services may decrease.
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
     To be successful, we will need to continue to provide our customers reliable service over our network. In certain important cases, our systems lack redundancy, which reduces the reliability of our network. Our network and infrastructure are constantly at risk of physical damage to access lines or other inoperability as a result of human, natural, or other factors. These factors may include labor strikes, pandemics, acts of terrorism, sabotage, natural disasters, power surges or outages, software defects, contractor or vendor failure, and other disruptions that may be beyond our control. For example, should the primary fiber-optic cable connecting our Alaskan network to the lower 48 states become damaged or otherwise inoperable, services on our network to the lower 48 states and beyond would likely be degraded or unavailable.
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
     We provide E911, service to our customers where such service is available. We also contract from time to time with municipalities to upgrade their public safety answering points such that those facilitates become capable of receiving our transmission of a 911 caller’s location information and telephone number. If the emergency call center is unable to process such information, the caller is provided only basic 911 services. In these instances, the emergency caller may be required to verbally advise the operator of such caller’s location at the time of the call. Any inability of the answering point to automatically recognize the caller’s location or telephone number whether or not it occurs as a result of our network operations may cause us to incur liability or cause our reputation or financial results to suffer.
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
Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
     At December 31, 2006, our telecommunications network includes approximately 1,070 sheath miles of fiber-optic cable, approximately 200 switching facilities and a statewide wireless network. In addition, we own fiber capacity for high-speed links within Alaska and for termination of traffic in the continental United States. We plan to continue enhancing our network to meet customer demand for increased bandwidth and advanced services. See “Item 1–Business–Network and Technology”
     We own approximately 364,000 square feet of facilities in Anchorage, Alaska; which includes our corporate headquarters. We also own or lease facilities in our service areas across Alaska. We believe this space is sufficient for us to conduct our business.
     Substantially all of our assets (including those of our subsidiaries) have been pledged as collateral for our 2005 senior credit facility.
     Local telephone. Our primary local telephone properties consist of approximately 200 switching facilities. We own most of our administrative and maintenance facilities, customer service centers, central office and remote switching platforms and transport and distribution network facilities. Our local telephone assets are located in Alaska. Our transport and distribution network facilities include a fiber-optic backbone and copper wire distribution facilities that connect customers to remote switch locations or to the central office and to points of presence or interconnection with interexchange carriers. These facilities are located on land pursuant to permits, easements, right of ways or other agreements.

     Wireless. We have five digital switching centers, approximately 194 cell locations and three repeaters covering substantially all major population centers and highway corridors in Alaska plus one analog switch and cell site covering Barrow, Alaska. We lease the land or tower space on which substantially all the sites are located.
     Internet. We own or lease point of presence facilities that permit our dial-up and DSL customers to access the Internet in more than 30 communities serving the majority of Alaska’s populated areas. These communities are linked to the Internet in Seattle, Washington over both owned and leased facilities.
     Interexchange. We are a facilities-based interexchange carrier. We have invested in fiber-optic capacity through IRUs that provides bandwidth between our Anchorage, Fairbanks, and Juneau locations and Seattle, Washington. We also lease transport facilities and have arrangements with other interexchange carriers to terminate traffic in the lower 48 states.
Item 3. Legal Proceedings
     We are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business, including various legal proceedings involving regulatory matters described under “Item 1–Business–Regulation.” We have recorded litigation reserves of $0.1 million as of December 31, 2006 against certain current claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
     The information set forth under “Note 20 — Commitments and Contingencies” in the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, and is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this Report.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     Our common stock is traded on the Nasdaq National Market under the symbol ‘ALSK’. The following table presents, for the periods indicated, the high and low sales prices of our common stock as reported by the Nasdaq National Market.

2006 Quarters	High	Low
4th	$15.86	$13.10
3rd	$14.47	$11.51
2nd	$13.08	$11.00
1st	$12.63	$9.40

2005 Quarters	High	Low
4th	$11.79	$9.82
3rd	$11.90	$9.54
2nd	$10.42	$8.98
1st	$10.40	$7.81
     As of February 26, 2007, there were 42,349,801 shares of our common stock issued and outstanding and approximately 305 record holders of our common stock. Because many of our shares of existing common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
     On October 28, 2004, we announced the adoption of a dividend policy by our board of directors and declared our first quarterly dividend of $0.185 per share, which was paid on January 19, 2005 to holders of record on December 31, 2004. Prior to announcing this dividend, we had no history of paying dividends. On March 21, 2005, our board of directors declared a quarterly cash dividend, of $0.20 per share, an increase over the prior quarterly cash dividend of approximately 8%. This dividend payment applied to holders of record on March 31, June 30, September 30, 2005 and December 29, 2005. In February 2006, we announced that our board of directors increased our dividend policy to an annual rate of $0.86 per share, an increase of 7.5% over the previous annual rate of $0.80 per share. On February 22, June 15, September 15 and December 15, 2006 a dividend of $0.215 per share was declared.
     Based on approximately 42.3 million shares outstanding on February 26, 2007, we estimate dividends payable during 2007 to be approximately $36.4 million.
     Our ability to make dividend payments in the future will depend on future economic conditions and on financial, business, regulatory and other factors, many of which are beyond our control. Accordingly, our board of directors may modify or revoke this policy at any time. Thus, you may not receive any dividends. Factors that may affect our dividend policy are:
•	we are a holding company and rely on dividends, interest and other payments, advances and transfer of funds from our subsidiaries to meet our debt service and pay dividends;

•	we may not have enough cash to pay dividends due to changes in our operating earnings, working capital requirements and anticipated cash needs;

•	nothing requires us to declare or pay dividends;

•	while the dividend policy adopted by our board of directors reflects an intention to distribute a substantial portion of our cash generated by our business in excess of operating needs, interest and principal payments on debt and capital expenditures, to pay dividends, our board could modify or revoke this policy at any time;

•	even if our dividend policy is not modified or revoked, the actual amount of dividends distributed under the policy and the decision to make any distribution will remain, at all times, entirely at the discretion of our board of directors;

•	the amount of dividends that we may distribute will be limited by restricted payment and leverage covenants in our new senior credit facility, and potentially, the terms of any future debt that we may incur;

•	the amount of dividends that we may distribute is subject to restrictions under Delaware law; and

•	our stockholders have no contractual or other legal right to dividends.
     See “Item1A—Risk Factors—Risks related to our common stock”. You may not receive the level of dividends provided for in our dividend policy or any dividends at all.
Securities Authorized for Issuance under Equity Compensation Plans
     The information set forth in this Report under “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference. For additional information on our stock incentive plans and activity, see “Note 13 — Stock Incentive Plans” in the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.
Item 6. Selected Financial Data
SELECTED HISTORICAL FINANCIAL DATA
     The following table sets forth our historical consolidated financial data as of December 31, 2006, 2005, 2004, 2003 and 2002 and for the fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002, which are derived from our audited financial statements for those years.
     The selected historical financial data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.

($ in thousands)	2006	2005	2004	2003	2002
Operating Data:
Operating revenues	$349,817	$326,809	$302,707	$323,847	$340,394
Income/(loss) from continuing operations	19,994	(41,635)	(39,294)	(6,578)	(72,265)

Income/(loss) from continuing operations per share — basic	$0.48	$(1.04)	$(1.33)	$(0.22)	$(2.30)
Cash dividends per share	0.86	0.80	0.19	—	—

Balance Sheet Data (end of period):
Total assets	$562,321	$576,413	$637,127	$685,391	$752,509
Long-term debt, including current portion	438,213	445,578	525,889	550,220	607,763
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the other financial information included elsewhere in this Form 10-K.
Alaska Communications Systems Group
     We generate revenue primarily through:
•	The provision of local telephone services, including:
o	Basic local service to retail customers within our service areas,

o	Wholesale service to CLECs,

o	Network access services to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls,

o	Enhanced services,

o	Ancillary services, such as billing and collection, and

o	Universal service payments;
•	The provision of wireless services;

•	The provision of Internet services; and

•	The provision of interexchange network long distance and data services.
     In addition, we provide video entertainment services through our partnership with the satellite operator, DISH Network.
     Local Telephone— We are the largest LEC in Alaska. Basic local service is generally provided at a flat monthly rate and allows the user to place unlimited calls within a defined local calling area. Access revenues are generated in part by billing interexchange carriers for access to the LEC’s local network and its customers and in part by billing the local customers themselves. Universal service revenues are a subsidy paid to rural LECs to support the high cost of providing service in rural markets.
     Changes in revenue are largely attributable to changes in the number of access lines, local service rates and minutes of use. Other factors can also impact revenue, including:
•	intrastate and interstate revenue settlement methodologies;

•	authorized rates of return for regulated services;

•	whether an access line is used by a business or consumer subscriber;

•	intrastate and interstate calling patterns;

•	customers’ selection of various local rate plan options;

•	selection of enhanced calling services, such as voice mail; and

•	other subscriber usage characteristics.
     LECs have three basic tiers of customers:
•	consumer and business customers located in our local service areas that pay for local phone service and a portion of network access;

•	interexchange carriers that pay for access to long distance calling customers located within our local service areas; and

•	CLECs that pay for wholesale access to our network in order to provide competitive local service on either a wholesale or UNE basis as prescribed under the Telecommunications Act.
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
     Wireless — We are the second largest statewide provider of wireless services in Alaska, currently serving approximately 134,000 subscribers. Our wireless network footprint covers over 542,000 residents, including all major population centers and highway and ferry corridors. We offer wireless services primarily on our digital network known as CDMA 1xRTT, which provides customers with improved voice call quality, average mobile data speeds of 70-80kbps and provides a platform for the launch of enhanced services. We offer mobile wireless broadband service based on EV-DO which enables high speed data connectivity with speeds that burst up to 2mbps to our wireless markets in Anchorage, Fairbanks, and Juneau. We estimate that the new CDMA service currently covers 81% of the State’s population of approximately 670,000.

     Internet — We are the second largest provider of Internet access services in Alaska with approximate 57,000 customers. We offer dial-up and dedicated DSL Internet access to our customers. We are a single source provider of advanced IP based private networks in Alaska.
     Interexchange — We provide switched and dedicated long distance services to approximately 64,000 customers in Alaska. The traffic from these customers is carried over our owned or leased facilities.
     Video Entertainment — We provide video entertainment services on a resale basis through our partnership with the satellite provider, DISH Network. The current agreement with the provider became effective August 2003 and will either be renegotiated or terminate in December 2007.
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
     We use an allowance method to estimate the net realizable value of accounts receivable. As of December 31, 2006 and December 31, 2005, the allowance for doubtful accounts receivable was $7.4 million and $6.2 million, respectively. Actual collection results could vary significantly from management’s estimate.
     Access revenue is recognized when earned. We participate in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, our policy is to defer revenue collected until settlement methodologies are resolved and finalized. At December 31, 2006, we had recorded liabilities of $21.4 million related to our estimate of refundable access revenue. Actual results could vary from this estimate.
     We utilize the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred taxes reflect the temporary differences between the financial and tax basis of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Net deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such net deferred tax asset will not be realized. The cumulative valuation allowance against net deferred tax assets was $120.5 million as of December 31, 2006, which represents 100% of net deferred tax assets.
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
     We implemented, effective January 1, 2003, higher depreciation rates for our regulated telephone plant for the interstate jurisdiction, which we believe approximates the economically useful lives of the underlying plant. As a result, we have recorded a regulatory asset under SFAS No. 71 of $65.7 million and $52.6 million as of December 31, 2006 and 2005, respectively, related to depreciation of the regulated telephone plant allocable to our intrastate and local jurisdictions. If we were not following SFAS No. 71, these costs would have been charged to expense as incurred. We also have a regulatory liability of $61.5 million and $58.2 million at December 31, 2006 and 2005, respectively, related to accumulated removal costs on the local exchange subsidiaries. If we were not following SFAS No. 71, we would have followed SFAS No. 143 for asset retirement obligations associated with our regulated telephone plant. SFAS No. 71 also requires revenue and costs generated between regulated and non-regulated companies not be eliminated on consolidation; these revenues and costs totaled $32.8 million and $32.2 million for the twelve months ended December 31, 2006 and 2005, respectively. Non-regulated revenues and costs incurred by our local telephone exchange operations and non-regulated operations are not accounted for under SFAS No. 71 principles.
     Goodwill and indefinite-lived intangible assets are assessed for impairment on at least an annual basis. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. We determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. At December 31, 2006, we had recorded goodwill of $38.4 million applicable to our local telephone and wireless segments and intangible assets of $21.6 million related primarily to our wireless segment, of which none was considered impaired.
     Effective January 1, 2005, we adopted SFAS No. 123(R), Share-Based Payment, which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. As a result of the early adoption of SFAS No. 123(R), and the issuance of restricted stock, we recorded $6.9 million of stock-based compensation for the year ended December 31, 2006.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 will be effective for us on January 1, 2007. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently in the process of quantifying the impact FIN 48 will have on its financial position and results of operations.
     In June 2006, FASB Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement was issued. EITF 06-3 will be effective for accounting periods beginning after December 15, 2006. The consensus reached in this Issue is that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenues) basis is an accounting policy decision and should be disclosed pursuant to Opinion 22. We currently present taxes on a gross basis and are in the process of quantifying the impact EITF No. 06-3 will have on our financial position and results of operations.
     In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an employer to recognize in its statement of financial position the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of a plan’s assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The Statement was effective for us on December 31, 2006. Adoption of this standard resulted in a decrease in our pension assets of $4.0 million, a decrease to our pension liability of $3.3 million and a decrease to other comprehensive income of $0.7 million. See “Note 14 - Retirement Plans,” to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements for additional disclosure information regarding the adoption of this standard.

     We are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business, and have recorded litigation reserves of $0.1 million against certain claims and legal actions as of December 31, 2006. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress.
Results of Operations
     The following table summarizes our company’s operations for the years ended December 31, 2006, 2005 and 2004.

($ in thousands, except per share data)	2006	2005	2004
Operating revenues:
Local telephone	$192,058	$202,842	$211,187
Wireless	115,584	86,235	56,694
Internet	25,221	21,672	20,173
Interexchange	16,954	16,060	14,653

Total operating revenues	349,817	326,809	302,707

Operating expenses:
Local telephone (exclusive of depreciation and amortization)	130,178	126,982	127,918
Wireless (exclusive of depreciation and amortization)	62,022	49,407	37,918
Internet (exclusive of depreciation and amortization)	29,625	23,298	25,739
Interexchange (exclusive of depreciation and amortization)	12,633	17,314	19,773
Depreciation and amortization	63,259	82,819	78,387
Loss (gain) on disposal of assets, net	1,105	(152)	2,854

Total operating expenses	298,822	299,668	292,589

Operating income	50,995	27,141	10,118

Other income and expense:
Interest expense	(40,753)	(70,776)	(51,064)
Interest income and other	10,178	1,983	1,417

Total other income (expense)	(30,575)	(68,793)	(49,647)

Income/(loss) before income taxes	20,420	(41,652)	(39,529)

Income tax benefit (expense)	(443)	—	219

Equity in income of investments	17	17	16

Net income/(loss)	$19,994	$(41,635)	$(39,294)

Net Income/(loss) per share:
Basic	$0.48	$(1.04)	$(1.33)

Diluted	$0.46	$(1.04)	$(1.33)

Weighted average shares outstanding:
Basic	42,045	40,185	29,592

Diltuted	43,387	40,185	29,592

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Operating Revenue
     Operating revenue increased $23.0 million, or 7.0%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Wireless, Internet and interexchange revenue increased compared to the corresponding period of 2005, while local telephone revenue decreased compared to the corresponding period of 2005.
     Local Telephone. Local telephone revenue, which consists of local network service, network access and deregulated and other revenue, decreased $10.8 million, or 5.3%, for year ended December 31, 2006 compared to the same period in 2005. The following table summarizes our consolidated local telephone revenue by category:

	Year Ended December 31,
	2006	2005
	(in thousands)
Local telephone revenue:
Local network service	$80,177	$86,482
Network access	90,894	92,379
Deregulated and other	20,987	23,981

Total local telephone revenue	$192,058	$202,842

     The following table summarizes our local telephone access lines:

	As of December 31,
	2006	2005
Retail access lines	194,815	199,341
Wholesale access lines	11,226	13,966
Unbundled network elements — loop (UNE-L)	39,568	50,875
Unbundled network elements — platform (UNE-P)	7,058	6,703

Total local telephone access lines	252,667	270,885

     Local network service revenue decreased $6.3 million or 7.3% for the year ended December 31, 2006, compared to the year ended December 31, 2005. Access lines in service decreased 6.7% to 252,667, primarily reflecting the net effect of access line losses offset by increases in UNE rates and improved line mix. In November 2004 we received a final order from the RCA with respect to UNE-L rates for Anchorage, retroactive to June 2004, increasing the UNE-L rate from $14.92 to $18.64, and on January 1, 2005, rates increased for UNE-P and UNE-L in Fairbanks and Juneau from $19.19 to $23.00 and from $16.71 to $18.00, respectively.
     Network access revenue decreased $1.5 million, 1.6%, for the year ended December 31, 2006, compared to the same period in 2005. Network access revenue is based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for our retail and resale customers. The decrease was primarily attributable to the decline in depreciation expense on the LECs and its effect on the interstate access and universal service fund studies. The decreases were offset in part by a $1.5 million settlement with interexchange carriers in the fourth quarter of 2006. We expect that network access revenue will decline as a component of local telephone revenue for the foreseeable future.
     Deregulated and other revenue consists principally of billing and collection services, space and power rents, CPE, paystation revenue, regulated directory listing revenue, and other miscellaneous telephone revenue. Deregulated revenue decreased $3.0 million, or 12.5% for the year ended December 31, 2006, compared to the year ended December 31, 2005, as the result of a decrease in CPE sales and a decline in billing and collection revenue due to amended affiliate contracts.

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
     Wireless. Wireless revenue increased $29.3 million, or 34.0%, to $115.6 million for the year ended December 31, 2006 from $86.2 million for the year ended December 31, 2005. This increase is due primarily to the following:
•	growth in subscribers year over year of 14.0% at December 31, 2006;

•	an increase in average revenue per unit (“ARPU”), of 7.8% to $58.71 for the year ended December 31, 2006, from $54.45 for the year ended December 31, 2005, primarily as a result of improved subscriber mix with a higher proportion of post paid retail subscribers, increased plan revenue, feature revenue, roaming revenue, regulatory surcharges and receipt of CETC funding which added $9.49 and $7.33 to cellular ARPU in 2006 and 2005, respectively;

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $14.2 million from $6.7 million for the year ended December 31, 2006 and 2005, respectively.

•	$2.4 million in out of period CETC funds received in the fourth quarter of 2006; and

•	higher gross customer adds, handset upgrades and accessory sales in the year ended December 31, 2006 resulting in $8.2 million of revenue compared to $7.1 million for the year ended December 31, 2005.
     Internet. Internet revenue increased $3.5 million, or 16.4%, for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily as a result of growth in sales of data services to commercial and government customers and DSL subscribers, which increased by 22.9% to 44,066 at December 31, 2006 from 35,884 at December 31, 2005, offset in part by a 27.6% reduction in dial-up subscribers to 12,591 at December 31, 2006.
     Interexchange. Interexchange revenue increased $0.9 million, or 5.6%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. Long distance subscribers increased 13.6% to 63,995 at December 31, 2006, from 56,317 at December 31, 2005 and annual minutes of use increased to 236.5 million for the year ended December 31, 2006, from 182.1 million for the year ended December 31, 2005. Minutes of use includes 117.4 million at December 31, 2006 compared to 65.4 million at December 31, 2005 of activity generated on our wireless network, with associated revenues recorded in our wireless segment.
     Operating Expense
     Operating expense decreased $0.9 million, or 0.3%, to $298.8 million for the year ended December 31, 2006, from $299.7 million for the year ended December 31, 2005. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
     Local Telephone. The components of local telephone expense are plant specific operations, plant non-specific operations, customer operations, corporate operations and property and other operating tax expense. Local telephone expense increased $3.2 million to $130.2 million for the year ended December 31, 2006 from $127.0 million for the year ended December 31, 2005. The increase in local telephone expense was the result of a number of factors. The increase in local telephone expense was substantially attributable to a $3.4 million increase in stock compensation expense and $2.4 million increase in labor costs primarily driven by higher incentive compensation. These expenses were offset by $1.1 million decrease in cost of goods sold related to sales of large E-911 systems in 2005 and by $1.4 million in IT and accounting, consulting and outside service fees for SOx compliance and audit work.
     Wireless. Wireless expense increased $12.6 million, or 25.5%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in total subscribers and the continued TDMA to CDMA conversion resulted in an increase of $3.7 million in handset, accessory and data content expense. As of December 31, 2006, 94% of our retail customer base resided on our CDMA network. The network build-out resulted in $6.1 million of additional expense. Advertising increased $1.3 million and we experienced an increase in regulatory charges and outsourced billing and provisioning costs of $1.6 million, directly associated with an increase in subscribers and end user revenue.

     Internet.. Internet expense increased by $6.3 million, or 27.2% to $29.6 million for the year ended December 31, 2006, compared to $23.3 million for the year ended December 31, 2005. Consistent with the growth in DSL subscriber base, we saw an increase of $3.8 million in DSL cost of goods sold and $0.6 million in ISP access and circuit expenses. We also experienced a $2.1 million increase in labor expense driven by customer service related functions supporting our DSL products and the exercise of our option to assume ownership of a fiber-optic cable running from Fairbanks to Whittier via Anchorage.
     Interexchange. Interexchange expenses decreased by $4.7 million, or 27.0% to $12.6 million for the year ended December 31, 2006, compared to $17.3 million for the year ended December 31, 2005. The decline is attributable to the receipt of $1.0 million in prior year access charge credits; a $0.4 million reduction in federal universal service surcharges; and a $4.7 million reduction in affiliate billing and collection expense, offset in part by an increase of $0.6 million in labor expenses; and a $1.0 million increase in interstate traffic usage charges associated with an increase in both rates and minutes of use.
     Depreciation and amortization. Depreciation and amortization expense decreased $19.6 million, or 23.6%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. The decrease is primarily attributable to certain asset classes reaching their maximum depreciable lives.
     Interest expense. As a result of our debt restructuring activities, interest expense decreased by $4.8 million to $31.1 million for the year ended December 31, 2006 compared to $35.9 million for the year ended December 31, 2005.
     Loss on extinguishment of debt. Loss on extinguishment of debt charges arose from various accretive debt restructuring transactions. Tender premiums were $6.4 million in 2006 compared to $18.3 million in 2005 and the write off of unamortized debt issuance costs and settlement of original issue discounts were $3.3 million in 2006 compared to $16.6 million in the same period last year.
     Other. In 2006, we recognized a gain of $6.7 million following the liquidation of our stock holding in the Rural Telephone Bank (“RTB”), and a gain of $2.0 million arising from the settlement of our transaction to acquire the Crest Communications, LLC’s Alaska terrestrial fiber network. See “Note 21 — Other Events” for more information on these transactions.
     Income Taxes
     In 2006, we generated taxable income which was offset by net operating loss carry forwards. We did, however, incur an alternative minimum tax charge of $0.4 million.
     Net income
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

     Local network service revenue decreased $5.2 million or 5.7% for the year ended December 31, 2005, compared to the year ended December 31, 2004. Access lines in service decreased 7.8% to 270,885, primarily reflecting the net effect of access line losses offset by increases in UNE rates and improved line mix. In November 2004, we received a final order from the RCA with respect to UNE-L rates for Anchorage, retroactive to June 2004, increasing the UNE-L rate from $14.92 to $18.64, and on January 1, 2005, rates increased for UNE-P and UNE-L in Fairbanks and Juneau from $19.19 to $23.00 and from $16.71 to $18.00, respectively.
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
     Deregulated and other revenue consists principally of billing and collection services, space and power rents, CPE, paystation revenue, regulated directory listing revenue, and other miscellaneous telephone revenue. Deregulated revenue increased $2.0 million, or 9.1% for the year ended December 31, 2005, compared to the year ended December 31, 2004, as the result of higher billing and collection revenue and an increase in net CPE sales.
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
     Wireless. Wireless revenue increased $29.5 million, or 52.1%, to $86.2 million for the year ended December 31, 2005 compared to $56.7 million for the year ended December 31, 2004. This increase is due primarily to the following:
•	growth in subscribers year over year of 16.8% at December 31, 2005;

•	an increase in ARPU, of 23.8% to $54.45 for the year ended December 31, 2005, from $44.64 for the year ended December 31, 2004, primarily as a result of improved subscriber mix with a higher proportion of post paid retail subscribers, increased plan revenue, feature revenue, roaming revenue, regulatory surcharges and receipt of CETC funding on January 1, 2005 which added $7.33 to cellular ARPU in 2005;

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
     Internet. Internet revenue increased $1.5 million, or 7.4%, for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily as a result of growth of DSL subscribers, increasing by 45.1% to 35,844 at December 31, 2005 from 24,711 at December 31, 2004, offset in part by a 23.8% reduction in dial-up subscribers to 17,401 at December 31, 2005.
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
     Wireless. Wireless expense increased $11.5 million, or 30.3%, for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase is driven by support costs for our 16.8% increase in subscribers and the continued rollout of our new CDMA network. This resulted in increases of $4.9 million in handset, accessory and data content expense, $0.7 million increase in circuit charges, and a $0.9 million increase in incremental roaming expense. We also increased our advertising and third party sales commissions by $1.2 million to promote our new network build out and premier product line outsourced our billing and provisioning system resulting in $1.1 million of additional expense, and recognized $0.3 million in stock-based compensation costs associated with our adoption of SFAS No. 123(R) and restricted stock grants. Additionally, in 2005, we adopted a new allocation methodology regarding certain interexchange expenses. We determined that this allocation would more appropriately match costs incurred to provide wireless end users with long distance service with revenues from those services. The result is a movement of expense from interexchange to wireless of approximately $3.4 million for the year ended December 31, 2005. The expense increases in 2005 were offset in part by prior year charges related to the termination of our airplane operating lease and reduction of consulting costs of $0.5 million and $0.2 million, respectively.
     Internet. Internet expense decreased by $2.4 million, or 9.5% to $23.3 million for the year ended December 31, 2005, compared to $25.7 million for the year ended December 31, 2004. The decrease was due to a $1.1 million decline in internal labor which was primarily the result of severance expense in the first six months of 2004, $0.9 million in ISP access and expense reductions resulting from a decrease in DSL access loop costs and network grooming, $0.5 million decrease in IT software maintenance contract costs due to successful renegotiation of contracts, and a $0.7 million decrease in inventory write offs. Additionally, expenses declined $0.3 million due to the prior year charges related to the termination of our airplane operating lease and $0.2 million reduction in consulting expense. These decreases were partially offset by a $0.8 million increase in DSL cost of goods sold and $0.6 million in advertising related to growing our customer base.

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
     Interest expense. Interest expense decreased by $11.7 million to $35.9 million for the year ended December 31, 2005 compared to $47.6 million for the year ended December 31, 2004, driven by an $80.3 million reduction in gross debt and a reduction in our weighted average cost of debt to 7.1%.
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
LIQUIDITY AND CAPITAL RESOURCES
     Sources
     We have satisfied our cash requirements for the year ended December 31, 2006 for operations, capital expenditures, debt service and dividend commitments primarily through internally generated funds, the sale of RTB stock, debt financing and our cash and investments on hand. For the year ended December 31, 2006, our net cash flows provided by operating activities were $90.7 million, inclusive of $8.9 million of cash payments for the settlement of redemption premiums and accrued interest on retired notes. Additionally in 2006, we received $7.7 million in cash from the redemption of our investment in Class C Rural Telephone Bank stock.
     At December 31, 2006, we had approximately $12.9 million in net working capital, approximately $36.9 million in cash and cash equivalents, and $1.7 million in restricted cash. As of December 31, 2006, we had $45.0 million of remaining capacity under our revolving credit facility, representing 100% of available capacity.
     In the first quarter of 2006, we engaged in certain transactions affecting our 2005 senior credit facility and our outstanding debt securities. We amended our 2005 credit facility, re-pricing the facility to London Inter-Bank Offered Rate (“LIBOR”) plus 1.75% from LIBOR plus 2.00% and increasing our term loan by $52.9 million. We used the $52.9 million of term loan proceeds together with cash on hand to buy down $60.9 million of our higher interest debt. We also entered into new interest swap agreements and with other swaps outstanding we effectively hedged LIBOR on our entire term loan.
     As of December 31 2006, total long-term obligations outstanding, gross of original issue discount, were $438.3 million consisting primarily of the $472.9 million 2005 senior credit facility with a drawn term loan of $427.9 million and an un-drawn revolving credit facility of $45.0 million, and $4.0 million remaining aggregate principal amount outstanding of senior unsecured notes. The $427.9 million term loan under the 2005 senior credit facility was drawn on February 1,

2005, July 15, 2005 and February 22, 2006 and generally bears interest at an annual rate of LIBOR plus 1.75%, with a term of seven years from the first closing date and no scheduled principal payments before maturity. The $45.0 million undrawn revolving credit facility, to the extent drawn in the future, will bear interest at an annual rate of LIBOR plus 2.00% and have a term of six years from the date of closing. To the extent the $45.0 million revolving credit facility under the 2005 senior credit facility remains undrawn; we will pay an annual commitment fee of 0.375% of the undrawn principal amount over its term. We also entered into floating-to-fixed interest rate swaps with total notional amounts of approximately $135.0 million, $85.0 million, $40.0 million, $115.0 million and $52.9 million which swap the floating interest rate on the entire term loan borrowings under the 2005 senior credit facility for a further three to five years at a fixed rate of 5.88%, 6.25%, 6.18%, 6.71% and 6.75%, per year, respectively, inclusive of the 1.75% premium over LIBOR. The swaps are accounted for as cash flow hedges.
     The following summarizes our aggregate maturities of contractual obligations and commitments with quantifiable payment terms as of December 31, 2006:

	Total	2007	2008-2009	2010-2011	Thereafter
Long-term debt	$431,940	$—	$—	$4,040	$427,900
Interest on long-term debt	146,986	28,008	55,979	60,378	2,621
Capital leases	6,356	1,043	1,638	1,394	2,281
Operating leases	53,824	5,276	8,848	6,561	33,139
Unconditional purchase obligations	36,215	10,773	11,956	2,851	10,635

Total contractual cash obligations	$675,321	$45,100	$78,421	$75,224	$476,576

     Uses
     Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been significant. The construction and geographic expansion of our wireless network has required significant capital. The implementation of our interexchange network and data services strategy is also capital intensive. Capital expenditures for the year ended December 31, 2006 were $60.2 million, of which $22.1 million, inclusive of an IRU with a fair value of $1.1 million that was funded as a part of a settlement negotiation, was expended on growth capital including our CDMA 1xRTT build out and the purchase of additional fiber-optic capacity. We intend to fund future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under our revolving credit facility. At December 31, 2006, we had allocated $5.0 million of our current unrestricted cash balance of $36.9 million to fund additional network capacity in the areas of our CDMA 1xRTT and EV-DO build that are most heavily used by tourists who visit Alaska in the summer months and roam on our network.
     Our capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, and our decision to pursue specific acquisition opportunities, among other things.
     On October 28, 2004, we announced the adoption of a dividend policy by our board of directors and declared our first quarterly dividend of $0.185 per share. Since adopting a dividend policy the board has increased the quarterly dividend rate twice; firstly in February 2005 when it was increased to $0.20 per share and secondly in February 2006 when it was increased to $0.215 per share. For the year ended December 31, 2006 dividend payments to our shareholders totaled $35.5 million.
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

     Outlook
     We expect that the overall demand for telecommunications services in Alaska will grow, particularly as a result of:
•	increasing demand for wireless voice and data services following the launch of our CDMA 1xRTT network;

•	growth in demand for DSL, Internet access and data services due to higher business and consumer bandwidth needs; and

•	increasing demand for private network services by government and business on a statewide basis on either a circuit switched or IP basis.
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
     Consistent with the U.S. telecommunications industry, we continue to experience losses in local telephone access lines as customers cancel second lines, replace wireline services with wireless, and lines migrate to cable telephony. Our primary UNE customer has announced plans to migrate most of its Anchorage area customers to its own cable telephony plant during the next two years. Consequently, we anticipate that these trends will continue.
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
Item 7A. Quantitative and qualitative disclosures about market risk
     As of December 31, 2006, we had outstanding senior unsecured notes and our 2005 senior credit facility. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under our 2005 senior credit facility.

     The table below provides information about our sensitivity to market risk associated with fluctuations in interest rates as of December 31, 2006. To the extent that our financial instruments expose us to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related expected interest rates by year of maturity for our 2005 senior credit facility, senior unsecured notes, and capital leases and other long-term obligations outstanding at December 31, 2006. Weighted average variable rates for the 2005 senior credit facility are based on implied forward rates in the LIBOR yield curve as of December 31, 2006. Fair values as of December 31, 2006 included herein have been determined based on (i) quoted market prices for the 2005 senior secured credit facility; and (ii) quoted market prices for the senior unsecured notes. Our consolidated financial statements contain descriptions of the 2005 senior credit facility, senior unsecured notes and capital leases and other long-term obligations and should be read in conjunction with the table below.

								Fair
($ in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Value
Interest Bearing Liabilities

2005 bank credit facility	$—	$—	$—	$—	$—	$427,900	$427,900	$430,040
Weighted average interest rate (var)	7.03%	6.61%	6.62%	6.71%	6.78%	6.79%	6.75%

Senior unsecured notes	$—	$—	$—	$—	$4,040	$—	$4,040	$4,254
Average interest rate (fixed)	9.88%	9.88%	9.88%	9.88%	9.88%		9.88%

Captial lease and other long-term	$1,043	$943	$695	$664	$730	$2,281	$6,356	$6,356
Average interest rate (fixed)	10.00%	10.22%	10.26%	10.37%	10.55%	11.34%	10.48%

Interest Rate Derivatives

Variable to Fixed Interest Rate Swap

Notional Amount	$—	$—	$67,500	$—	$—	$—	$67,500	$1,646
Fixed Rate Payable	4.13%	4.13%	4.13%				4.13%
Weighted average Variance
Rate Receivable	1.12%	0.75%	0.76%				0.87%

Notional Amount	$—	$—	$67,500	$—	$—	$—	$67,500	$1,655
Fixed Rate Payable	4.13%	4.13%	4.13%				4.13%
Weighted average Variance
Rate Receivable	1.12%	0.75%	0.76%				0.87%

Notional Amount	$—	$—	$—	$85,000	$—	$—	$85,000	$1,267
Fixed Rate Payable	4.50%	4.50%	4.50%	4.50%			4.50%
Weighted average Variance
Rate Receivable	0.74%	0.38%	0.37%	0.46%			0.49%

Notional Amount	$—	$—	$—	$—	$40,000	$—	$40,000	$976
Fixed Rate Payable	4.43%	4.43%	4.43%	4.43%	4.43%		4.43%
Weighted average Variance
Rate Receivable	0.82%	0.45%	0.44%	0.53%	0.61%		0.57%

Notional Amount	$—	$—	$—	$—	$115,000	$—	$115,000	$197
Fixed Rate Payable	4.96%	4.96%	4.96%	4.96%	4.96%		4.96%
Weighted average Variance
Rate Receivable (Payable)	0.28%	-0.08%	-0.09%	0.00%	0.07%		0.03%

Notional Amount	$—	$—	$—	$—	$52,900	$—	$52,900	$12
Fixed Rate Payable	5.00%	5.00%	5.00%	5.00%	5.00%		5.00%
Weighted average Variance
Rate Receivable (Payable)	0.25%	-0.12%	-0.13%	-0.04%	0.04%		0.00%
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
     In February 2006, the Company and ACS Holdings executed $115.0 million and $52.9 million notional amount floating-to-fixed interest rate swap agreements related to its $375.0 million term loan under its 2005 senior secured bank credit facility. The swaps effectively fix the LIBOR rate on $115.0 million and $52.9 million principal amount of senior secured bank debt at 6.71% and 6.75%, inclusive of a 1.75% premium over LIBOR, through December 2011. We had previously entered into interest rate swaps for a notional amount of $260.0 million, and this transaction fixes the rates on its entire term loan.
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

								Fair
($ in thousands)	2006	2007	2008	2009	2010	Thereafter	Total	Value
Interest Bearing Liabilities:

2005 senior credit facility	$—	$—	$—	$—	$—	$375,000	$375,000	$378,281
Weighted average interest rate (variable)	6.86%	6.86%	6.82%	6.91%	6.95%	6.32%	6.78%

Senior unsecured notes	$—	$—	$—	$—	$—	$64,978	$64,978	$69,221
Average interest rate (fixed)	9.88%	9.88%	9.88%	9.88%	9.88%	9.88%	9.88%

Capital leases and other long-term	$970	$1,028	$926	$677	$643	$2,974	$7,218	$7,218
Average interest rate (fixed)	9.89%	9.99%	10.22%	10.26%	10.37%	11.10%	10.25%

Interest Rate Derivative

Variable to Fixed Interest Rate Swap
Notional Amount	$—	$—	$—	$67,500	$—	$—	$67,500	$1,570
Fixed Rate Payable	4.13%	4.13%	4.13%	4.13%			4.13%
Weighted average Variance
Rate Receivable	0.62%	0.62%	0.62%	0.69%			0.63%

Notional Amount	$—	$—	$—	$67,500	$—	$—	$67,500	$1,557
Fixed Rate Payable	4.13%	4.13%	4.13%	4.13%			4.13%
Weighted average Variance
Rate Receivable	0.62%	0.62%	0.62%	0.69%			0.63%

Notional Amount	$—	$—	$—	$—	$85,000	$—	$85,000	$882
Fixed Rate Payable	4.50%	4.50%	4.50%	4.50%	4.50%		4.50%
Weighted average Variance
Rate Receivable	0.25%	0.25%	0.25%	0.32%	0.45%		0.28%

Notional Amount	$—	$—	$—	$—	$—	$40,000	$40,000	$734
Fixed Rate Payable	4.43%	4.43%	4.43%	4.43%	4.43%	4.43%	4.43%
Weighted average Variance
Rate Receivable	0.33%	0.32%	0.32%	0.39%	0.46%	0.43%	0.37%
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

Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006, the end of the period covered by this Report.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control— Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 and the Consolidated Financial Statements as of and for the year ended December 31, 2006 have has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their reports which are included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alaska Communications Systems Group, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Alaska Communications Systems Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alaska Communications Systems Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Alaska Communications Systems Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Alaska Communications Systems Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alaska Communications Systems Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2006, and our report dated March 13, 2007 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Anchorage, Alaska
March 13, 2007

Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this item is contained under the captions “Identification of Directors” and “Executive Officers” in our Proxy Statement for our 2007 Annual Meeting of Shareholders and are incorporated herein by reference.
     Information on our audit committee financial experts is contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption “Audit Committee Financial Expert,” and is incorporated herein by reference.
     We have appointed a separately designated standing audit committee. The names of each of our audit committee members are contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption “Identification of the Audit Committee,” and this information is incorporated herein by reference.
     Information on the beneficial ownership reporting for our directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.
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
Item 11. Executive Compensation Summary Compensation Table
     Information on compensation of our directors and executive officers is contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the captions “Reg S-K, Item 402(b): Compensation Discussion and Analysis”, “Reg S-K, Item 402(c): Summary Compensation Table”, and “Reg S-K, Item 402(d)(2): Grants of Plan-Based Awards,” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2007 Annual Meeting of Shareholders.

Securities Authorized for Issuance under Equity Compensation Plans
     As of December 31, 2006, the number of securities remaining available for future issuance under equity compensation plans includes 1,780,968 shares under the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan, 158,665 shares under the ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan, and 864,067 shares under the Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan. All shares reserved under the non-qualified stock option agreement between Liane Pelletier and Alaska Communications Systems Group, Inc. have been awarded through stock options. See “Note 13 — Stock Incentive Plans”, to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements for further information on our equity compensation plans.

	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of	outstanding	under equity compensation
	outstanding options,	options, warrants	plans (excluding securities
	warrants and rights	and rights	reflected in column (a))
Equity compensation plans	(a)	(b)	(c)
Approved by security holders:
Stock options	894,314	$5.92
Restricted stock	1,192,159	$—	2,803,700

Not approved by security holders:
Stock options	600,000	4.50	—
Item 13. Certain Relationships and Related Transactions
     Information with respect to such contractual relationships is incorporated herein by reference to the information in the Proxy Statement for our 2007 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
     Information on our audit committee’s pre-approval policy for audit services, and information on our principal accountant fees and services is contained in our Proxy Statement for our 2007 Annual Meeting of Shareholders under the caption “Audit Fees,” and is incorporated herein by reference.

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
     (b) Exhibits

Exhibit
No.	Description

2.1	Purchase Agreement, dated as of August 14, 1998, as amended, by and among ALEC Acquisition Sub Corp., CenturyTel of the Northwest, Inc. and CenturyTel Wireless, Inc. (1)

2.2	Asset Purchase Agreement, dated as of October 20, 1998, by and between Alaska Communications Systems, Inc. and the Municipality of Anchorage (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (3)

3.2	Amended and Restated By-Laws of the Registrant (3)

4.1	Specimen of Common Stock Certificate (3)

4.2	Stockholders’ Agreement, dated as of May 14, 1999, by and among the Registrant and the Investors listed on the signature pages thereto (1)

4.3	First Amendment to Stockholders’ Agreement, dated as of July 6, 1999, by and among the Registrant and the Stockholders listed on the signature pages thereto (1)

4.4	Second Amendment to Stockholders’ Agreement, dated as of November 16, 1999 by and among the Registrant and the Stockholders listed on the signature pages thereto (3)

4.5	Indenture, dated as of May 14, 1999, by and between Alaska Communications Systems Holdings, Inc., the Guarantors (as defined therein) and IBJ Whitehall Bank & Trust Company (1)

4.6	Purchase Agreement, dated as of May 11, 1999, by and among Alaska Communications Systems Holdings, Inc., the Guarantors, Chase Securities Inc., CIBC World Markets Corp. and Credit Suisse First Boston Corporation (1)

4.7	Indenture, dated as of May 14, 1999, by and between the Registrant and The Bank of New York (1)

4.8	First Amendment, dated as of October 29, 1999, to Indenture listed as Exhibit No. 4.7 (2)

4.9	Form of Second Amendment dated as of November 17, 1999 to Indenture listed as Exhibit No. 4.7 (3)

4.10	Purchase Agreement, dated as of May 11, 1999, by and among the Registrant, DLJ Investment Partners, L.P., DLJ Investment Funding, Inc. and DLJ ESC II, L.P. (1)

4.11	Indenture, dated as of August 26, 2003, among Alaska Communications Systems Holdings, Inc., as Issuer, the Guarantors (as defined therein) and The Bank of New York, as trustee. (4)

4.12	Supplemental Indenture to Indenture listed as Exhibit No. 4.11, dated January 25, 2005, among the Company, Alaska Communications Systems Holdings, Inc., the guarantor’s party thereto and The Bank of New York, as trustee. (7)

4.13	Supplemental Indenture to Indenture listed as Exhibit No. 4.5, dated January 25, 2005, among the Company, Alaska Communications Systems Holdings, Inc., the guarantors party thereto and The Bank of New York, as trustee. (7)

4.14	Supplemental indenture to Indenture listed as Exhibit No. 4.11, dated July 15, 2005, among the Registrant, Alaska Communications Systems Holdings, Inc., the guarantors party thereto and the Bank of New York, as trustee. (13)

4.15	Supplemental Indenture to Indenture listed as Exhibit No. 4.11, dated February 22, 2006, among the Company, Alaska Communications Systems Holdings, Inc., the guarantors party thereto and The Bank of New York, as trustee. (14)

Exhibit
No.	Description

10.1	Exchange and Registration Rights Agreement, dated as of May 14, 1999, by and among Alaska Communications Systems Holdings, Inc., the Guarantors, Chase Securities Inc., CIBC World Markets Corp. and Credit Suisse First Boston Corporation (1)

10.2	Exchange and Registration Rights Agreement, dated as of May 14, 1999, by and among the Registrant, DLJ Investment Partners, L.P., DLJ Investment Funding, Inc. and DLJ ESC II L.P. (1)

10.3	ALEC Holdings, Inc. 1999 Stock Incentive Plan (1)

10.4	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan (3)

10.5	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan (3)

10.6	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan (3)

10.7	Exchange and Registration Rights Agreement, dated August 26, 2003, by and among Alaska Communications Systems Holdings, Inc., the Guarantors and J.P. Morgan Securities Inc. for itself and on behalf of CIBC World Markets Corp., Citigroup Global Markets Inc., Jefferies & Company, Inc. and Raymond James & Associates, Inc. (4)

10.8	Credit Agreement, dated August 26, 2003, among Alaska Communications Systems Group, Inc., Alaska Communications Systems Holdings, Inc., as the Borrower, the Lenders Party thereto and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, CIBC World Markets Corp., as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent, and J.P. Morgan Securities Inc., as Arranger. (4)

10.9	Retirement Agreement, dated as of September 14, 2003, between Alaska Communications Systems Group, Inc. and Charles E. Robinson. (4)

10.10	Executive Employment Agreement, dated as of September 14, 2003, between Alaska Communications Systems Group, Inc. and Liane Pelletier. (4)

10.11	Settlement Agreement and Mutual Release, dated October 14, 2003, by and between the State of Alaska and Alaska Communications Systems Group, Inc. (4)

10.12	Executive Employment Agreement, dated as of October 17, 2003, between Alaska Communications Systems Group, Inc. and David C. Eisenberg. (5)

10.13	Executive Employment Agreement, dated as of January 23, 2004 between Alaska Communications Systems Group, Inc. and Sheldon Fisher. (6)

10.14	Executive Employment Agreement, dated as of February 18, 2004 between Alaska Communications Systems Group, Inc. and David Wilson. (6)

10.15	Letter Agreement, dated January 26, 2005, between Alaska Communications Systems Holdings, Inc. and Fox Paine & Company, LLC. (8)

10.16	Credit Agreement, dated February 1, 2005, among the Company, ACSH, the lenders named therein and Canadian Imperial Bank of Commerce, as Administrative Agent. (9)

10.17	Master Agreement, dated November 7, 1999, by and between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union 1547. (10)

10.18	Letter Agreement, dated March 1, 2005, by and between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union 1547. (10)

10.19	Consent and Agreement No. 1, dated July 15, 2005, among Alaska Communications Systems Group, Inc. , Alaska Communications Systems Holdings, Inc., the lenders party thereto and Canadian Imperial Bank of Commerce as Administrative Agent. (12)

10.20	Form of Restricted Stock Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan. (13)

10.21	Consent and Agreement No. 2, dated February 22, 2006, among Alaska Communications Systems Group, Inc. , Alaska Communications Systems Holdings, Inc., the lenders party thereto and Canadian Imperial Bank of Commerce as Administrative Agent. (14)

10.22	2006 Officer Severance Program (15)

16.1	Letter of Deloitte & Touche LLP to the Commission dated March 17, 2005. (11)

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.

23.2	Consent of Deloitte & Touche LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.

31.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Wilson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.	Description

32.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David Wilson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 file No. 333-82361 and incorporated by reference thereto.

(2)	Filed as an exhibit to the Registrant’s Form 8-K filed on November 5, 1999 and incorporated by reference thereto.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1/A file No. 333-888753 filed on November 17, 1999 and incorporated by reference thereto.

(4)	Filed as an exhibit to Alaska Communications Systems Holdings, Inc. Registration Statement on Form S-4 file No. 333-109927 filed on October 23, 2003 and incorporated by reference thereto.

(5)	Filed as an exhibit to Alaska Communications Systems Holdings, Inc. Registration Statement on Form S-4/A file No. 333-109927 filed on January 21, 2004 and incorporated by reference thereto.

(6)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 30, 2004 and incorporated by reference thereto.

(7)	Filed as an exhibit to the Registrant’s Form 8-K filed on January 26, 2005 and incorporated by reference thereto.

(8)	Filed as an exhibit to the Registrant’s Form 8-K filed on January 27, 2005 and incorporated by reference thereto.

(9)	Filed as an exhibit to the Registrant’s Form 8-K filed on February 2, 2005 and incorporated by reference thereto.

(10)	Filed as an exhibit to the Registrant’s Form 8-K filed on March 7, 2005 and incorporated by reference thereto.

(11)	Filed as an exhibit to the Registrant’s Form 8-K filed on March 18, 2005 and incorporated by reference thereto.

(12)	Filed as an exhibit to the Registrant’s Form 8-K filed on July 21, 2005 and incorporated by reference thereto.

(13)	Filed as an exhibit to the Registrant’s Form 10-K filed on August 15, 2005 and incorporated herein by reference thereto.

(14)	Filed as an exhibit to the Registrant’s Form 8-K filed on February 27, 2006 and incorporated herein by reference thereto.

(15)	Filed as an exhibit to the Registrant’s Form 8-K filed on July 17, 2006 and is incorporated by reference thereto.

SIGNATURES
     Pursuant to the requirements of Section 13 or Section 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2007	Alaska Communications Systems Group, Inc.

	By:	/s/ Liane Pelletier
Liane Pelletier
Chief Executive Officer,
Chairman of the Board and President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Liane Pelletier Liane Pelletier	Chief Executive Officer, Chairman of the Board and President (Principal Executive Officer)	March 09, 2007

/s/ David Wilson David Wilson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2007

/s/ Annette M. Jacobs Annette M. Jacobs	Director	March 14, 2007

/s/ Brian Rogers Brian Rogers	Director	March 10, 2007

/s/ David A. Southwell David A. Southwell	Director	March 10, 2007

/s/ John M. Egan John M. Egan	Director	March 10, 2007

/s/ Patrick Pichette Patrick Pichette	Director	March 10, 2007

/s/ Gary R. Donahee Gary R. Donahee	Director	March 11, 2007

/s/ Edward J. Hayes, Jr. Edward J. Hayes, Jr.	Director	March 09, 2007

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alaska Communications Systems Group, Inc.
We have audited the accompanying consolidated balance sheets of Alaska Communications Systems and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alaska Communications Systems Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
(signed) KPMG LLP
Anchorage, Alaska
March 13, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alaska Communications Systems Group, Inc.
     We have audited the consolidated statements of operations, stockholders‘ equity (deficit) and comprehensive income (loss), and cash flows of Alaska Communications Systems Group, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Alaska Communications Systems Group, Inc. and Subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 23, the accompanying 2004 consolidated financial statements have been restated.
Deloitte & Touche LLP
Portland, Oregon
March 7, 2005
(November 2, 2005 as to Note 23)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
December 31, 2006 and 2005
(In Thousands, Except Per Share Amounts)

	December 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$36,860	$28,877
Restricted cash	1,700	4,415
Short-term investments	—	10,525
Accounts receivable-trade, net of allowance of $7,434 and $6,206	39,801	41,080
Materials and supplies	7,977	7,885
Prepayments and other current assets	3,514	3,445

Total current assets	89,852	96,227

Property, plant and equipment	1,164,450	1,116,780
Less: accumulated depreciation	767,907	718,750

Property, plant and equipment, net	396,543	398,030

Goodwill	38,403	38,403
Intangible assets	21,604	21,688
Debt issuance cost	9,437	11,733
Deferred charges and other assets	6,482	10,332

Total assets	$562,321	$576,413

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$1,025	$683
Accounts payable — affiliates	2,942	2,844
Accounts payable, accrued and other current liabilities	62,307	54,920
Advance billings and customer deposits	10,667	9,712

Total current liabilities	76,941	68,159

Long-term obligations, net of current portion	437,188	444,895
Other deferred credits and long-term liabilities	72,881	82,223

Total liabilities	587,010	595,277

Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized, 42,322 and 46,230 issued and 42,322 and 41,681 outstanding, respectively	423	462
Treasury stock, 0 and 4,549 shares at cost	—	(18,443)
Additional paid in capital in excess of par	288,055	333,522
Accumulated deficit	(314,733)	(334,727)
Accumulated other comprehensive income	1,566	322

Total stockholders’ equity (deficit)	(24,689)	(18,864)

Commitments and contingencies
Total liabilities and stockholders’ equity (deficit)	$562,321	$576,413

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
Years Ended December 31, 2006, 2005 and 2004
(In Thousands, Except Per Share Amounts)

	2006	2005	2004
Operating revenues:
Local telephone	$192,058	$202,842	$211,187
Wireless	115,584	86,235	56,694
Internet	25,221	21,672	20,173
Interexchange	16,954	16,060	14,653

Total operating revenues	349,817	326,809	302,707

Operating expenses:
Local telephone (exclusive of depreciation and amortization)	130,178	126,982	127,918
Wireless (exclusive of depreciation and amortization)	62,022	49,407	37,918
Internet (exclusive of depreciation and amortization)	29,625	23,298	25,739
Interexchange (exclusive of depreciation and amortization)	12,633	17,314	19,773
Depreciation and amortization	63,259	82,819	78,387
Loss (gain) on disposal of assets, net	1,105	(152)	2,854

Total operating expenses	298,822	299,668	292,589

Operating income	50,995	27,141	10,118

Other income and expense:
Interest expense	(31,103)	(35,894)	(47,641)
Loss on extinguishment of debt	(9,650)	(34,882)	(3,423)
Interest income	1,835	2,253	1,633
Other	8,360	(253)	(200)

Total other income and expense	(30,558)	(68,776)	(49,631)

Income (loss) before income tax benefit	20,437	(41,635)	(39,513)

Income tax benefit (expense)	(443)	—	219

Net income (loss)	$19,994	$(41,635)	$(39,294)

Net income (loss) per share:
Basic	$0.48	$(1.04)	$(1.33)

Diluted	$0.46	$(1.04)	$(1.33)

Weighted average shares outstanding
Basic	42,045	40,185	29,592

Diluted	43,387	40,185	29,592

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
and Comprehensive Income (Loss)
Years Ended December 31, 2006, 2005 and 2004
(In Thousands, Except Per Share Amounts)

		Shares		Additional Paid		Accumulated
		Subject to		in Capital in		Other
	Common	Mandatory	Treasury	Excess of	Accumulated	Comprehensive	Stockholders’
	Stock	Redemption	Stock	Par	Deficit	Income (Loss)	Equity (Deficit)
Balance, January 1, 2004	$336	$(1,198)	$(17,118)	$278,181	$(253,798)	$(4,543)	$1,860

Components of comprehensive loss:
Net loss	—	—	—	—	(39,294)	—	(39,294)
Minimum pension liability adjustment	—	—	—	—	—	12	12

Total comprehensive loss							(39,282)

Purchase of 267 shares subject to mandatory redemption	—	1,198	(1,262)	—	—	—	(64)

Purchase of 14 shares of common stock, $.01 par	—	—	(63)	—	—	—	(63)

Dividends declared	—	—	—	(5,694)	—	—	(5,694)

Issuance of 1,634 shares of common stock, pursuant to stock plans, $.01 par	16	—	—	9,785	—	—	9,801

Balance, December 31, 2004	352	—	(18,443)	282,272	(293,092)	(4,531)	(33,442)

Components of comprehensive loss:
Net loss	—	—	—	—	(41,635)	—	(41,635)
Minimum pension liability adjustment	—	—	—	—	—	109	109
Interest rate swap marked to market	—	—	—	—	—	4,744	4,744

Total comprehensive loss							(36,782)

Dividends declared	—	—	—	(33,107)	—	—	(33,107)

Stock compensation costs	—	—	—	2,800	—	—	2,800

Cashless exercise of 128 option shares and related taxes	—	—	—	(757)	—	—	(757)

Issuance of 1,088 shares of common stock, pursuant to stock plans, $.01 par	10	—	—	6,107	—	—	6,117

Issuance of 9,897 shares of common stock, net of offering costs, $.01 par	100	—	—	76,207	—	—	76,307

Balance, December 31, 2005	462	—	(18,443)	333,522	(334,727)	322	(18,864)

Components of comprehensive income:
Net income	—	—	—	—	19,994	—	19,994
Pension liability adjustment	—	—	—	—	—	234	234
Interest rate swap marked to market	—	—	—	—	—	1,010	1,010

Total comprehensive income							21,238

Dividends declared	—	—	—	(36,274)	—	—	(36,274)

Stock compensation costs	—	—	—	6,870	—	—	6,870

Cashless exercise of 123 stock plan shares and related taxes	—	—	—	(1,175)	—	—	(1,175)

Issuance of 641 shares of common stock stock, pursuant to stock plans, $.01 par	6	—	—	3,510	—	—	3,516

Retirement of 4,549 shares of stock held in treasury	(45)	—	18,443	(18,398)	—	—	—

Balance, December 31, 2006	$423	$—	$—	$288,055	$(314,733)	$1,566	$(24,689)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(In Thousands)

	2006	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$19,994	$(41,635)	$(39,294)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,259	82,819	78,387
Loss (gain) on disposal of assets	1,105	(152)	2,854
Gain on sale of long-term investments	(6,685)	—	—
Amortization of debt issuance costs and original issue discount	5,180	18,760	6,088
Stock compensation costs	6,870	2,800	—
Other non-cash expenses	234	109	12
Changes in components of assets and liabilities:
Accounts receivable and other current assets	1,118	(2,650)	7,907
Accounts payable and other current liabilities	8,556	(7,977)	22
Deferred charges and other assets	3,882	3,760	1
Other deferred credits	(12,774)	502	3,048

Net cash provided by operating activities	90,739	56,336	59,025

Cash Flows from Investing Activities:
Construction and capital expenditures	(60,216)	(58,422)	(51,422)
Purchase of short-term investments	(57,500)	(95,095)	(154,650)
Sale of short-term investments	68,025	119,770	162,672
Liquidation of long-term investments	7,663	—	—
Placement of funds in restricted account	—	(700)	(1,055)
Release of funds from escrow	2,715	975	—

Net cash used by investing activities	(39,313)	(33,472)	(44,455)

Cash Flows from Financing Activities:
Repayments of long-term debt	(61,860)	(459,015)	(26,962)
Proceeds from the issuance of long-term debt	52,900	375,000	—
Debt issuance costs	(1,349)	(11,307)	—
Payment of cash dividend on common stock	(35,475)	(30,393)	—
Issuance of common stock, net	2,341	88,885	9,801
Stock issuance costs	—	(7,817)	—
Purchase of treasury stock	—	—	(1,325)

Net cash used by financing activities	(43,443)	(44,647)	(18,486)

Increase (decrease) in cash	7,983	(21,783)	(3,916)

Cash and cash equivalents at the beginning of the period	28,877	50,660	54,576

Cash and cash equivalents at the end of the period	$36,860	$28,877	$50,660

Supplemental Cash Flow Data:
Interest paid, net of capitalized interest	$31,280	$39,474	$45,470
Income taxes paid, net of refund	264	—	876
(Increase) decrease in accounts payable for construction and capital expenditures	915	(5,975)	—
Supplemental Noncash Transactions:
Property acquired under capital leases and mortgages	$60	$—	$—
Dividend declared, but not paid	9,105	8,347	5,694
See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
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
     The accompanying consolidated financial statements for the Company are as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004. They represent the consolidated financial position, results of operations and cash flows principally of ACS Group and the following wholly owned subsidiaries:
•	Alaska Communications Systems Holdings, Inc. (“ACS Holdings”)

•	ACS of Alaska, Inc. (“ACSAK”)

•	ACS of the Northland, Inc. (“ACSN”)

•	ACS of Fairbanks, Inc. (“ACSF”)

•	ACS of Anchorage, Inc. (“ACSA”)

•	ACS Wireless, Inc. (“ACSW”)

•	ACS Long Distance, Inc. (“ACSLD”)

•	ACS Internet, Inc. (“ACSI”)
     A summary of significant accounting policies followed by the Company is set forth below:
Basis of Presentation
     The consolidated financial statements include all majority-owned subsidiaries. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation, intercompany revenue between local telephone and all other segments is not eliminated. All other significant intercompany balances have been eliminated.
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
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Materials and Supplies
     Materials and supplies are carried in inventory at the lower of weighted average cost or market.
Property, Plant and Equipment
     Telephone plant is stated substantially at original cost of construction. Telephone plant retired in the ordinary course of business, together with the cost of removal, less salvage, is charged to accumulated depreciation with no gain or loss recognized. Renewals and betterments of telephone plant are capitalized while repairs, as well as renewals of minor items, are charged to operating expense as incurred. The Company provides for depreciation of telephone plant on the straight-line method, using rates approved by regulatory authorities. The composite annualized rate of depreciation for all classes of telephone property, plant, and equipment was 4.6%, 5.8% and 6.1% for 2006, 2005 and 2004, respectively.
     Non-Telephone plant is stated at purchased cost, and when sold or retired a gain or loss is recognized. Depreciation of such property is provided on the straight-line method over its estimated service life ranging from three to 20 years.
     The Company is the lessee of equipment and buildings under capital leases expiring in various years through 2019. The assets and liabilities under capital leases are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the assets at the inception of the lease. The assets are amortized over the lower of their related lease terms or the estimated productive lives. Amortization of assets under capital leases is included in depreciation and amortization expense for 2006, 2005 and 2004.
     The Company is also the lessee of various land, building and personal property under operating lease agreements for which expense is recognized on a monthly basis.
Goodwill
     Goodwill and indefinite-lived intangible assets are not amortized but are assessed for impairment on at least an annual basis. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and are periodically reviewed for impairment. See “Note 5, Goodwill and Other Intangible Assets”.
Debt Issuance Costs
     Underwriting, legal, accounting, printing and other fees and expenses associated with the issuance of the Company’s senior credit facility, senior subordinated notes, senior unsecured notes and senior discount debentures are being amortized using the straight-line method which approximates the effective interest method, over the term of the debt. During 2005, the Company extinguished early its 2003 senior credit facility, senior unsecured notes and senior subordinated notes which resulted in a write off to expense of $14,784 of debt issuance costs. Debt issuance costs amortization included in loss on extinguishment of debt and interest expense for 2006, 2005 and 2004 was $3,645, $16,793 and $3,457, respectively.
Original Issue Discounts
     Certain debt instruments of the Company have been issued below their face value, resulting in original issue discounts that are recorded net in long-term debt. These original issue discounts are amortized using the effective interest method. During 2005, the Company extinguished early its 2003 senior credit facility and repurchased a portion of its 2011 notes which resulted in a write off to expense of $1,557 of original issue discount. In 2006, the Company repurchased additional 2011 notes which resulted in a write off to expense of $1,479. Original issue discount amortization included in loss on extinguishment of debt and interest expense for 2006, 2005 and 2004 was $1,535, $2,000 and $2,631, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Preferred stock
     The Company has 5,000, no par, shares authorized. Zero was issued or outstanding at December 31, 2006 and 2005.
Treasury Stock
     The Company, with Board of Directors’ authorization, occasionally repurchases shares of its common stock. Since management intends to hold the treasury stock temporarily for later re-issuance, the cost method of accounting for treasury stock is used. The Company has repurchased a total of 4,749 shares and reissued 200 shares since 2002. On December 15, 2006, the Company’s Board of Directors approved the retirement of 100% of the Company’s treasury stock.
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
     Additionally, the Company establishes estimated bad debt reserves against uncollectible revenues incurred during the period. The Company accounts for bad debt expense in accordance with SFAS No. 71 which prescribes that revenue be recognized net of bad debt expense.
     Access revenue is recognized when earned. The Company participates in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At December 31, 2006 and 2005, the Company had recorded liabilities of $21,448 and $19,197, respectively, related to its estimate of refundable access revenue. The increase in the reserve during the year ended December 31, 2006 of $2,250 was the net impact of increases to the reserve for the deferral of current period billed revenue, or cash receipts that are subject to dispute. This was offset, in part, by reductions to the reserve for refunds or revenue recognized following the settlement of prior period claims.
     During 2005 and 2004, one customer accounted for 10% and 12%, respectively, of consolidated revenues and no customer accounted for more than 10% of consolidated revenue in 2006.
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
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Regulatory Accounting and Regulation
     The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by SFAS No. 71. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years.
     The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction, which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $65,724 and $52,565 as of December 31, 2006 and 2005, respectively, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. If the Company were not following SFAS No. 71, these costs would have been charged to expense as incurred. The Company also has a regulatory liability of $61,486 and $58,154 at December 31, 2006 and 2005, respectively, related to accumulated removal costs for its local telephone subsidiaries. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143 for asset retirement obligations associated with its regulated telephone plant. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles. SFAS No. 71 also requires revenue generated between regulated and non-regulated group companies not be eliminated on consolidation; these revenues totaled $32,814, $32,219 and $27,927 for the years ended December 31, 2006, 2005 and 2004, respectively.
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
Non-Operating Expense
     The Company periodically evaluates the fair value of its investments and other non-operating assets against their carrying value whenever market conditions indicate a change in that fair value. Any changes relating to declines in the fair value of non-operating assets are charged to non-operating expense under the caption Other in the Consolidated Statement of Operations.
Derivative Financial Instrument
     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and its designation as a hedge. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value either offset the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or are recognized in other comprehensive income until the hedged transaction is recognized in earnings. The change in a derivative’s fair value related to the ineffective portion of a hedge, if any, is immediately recognized in earnings. The Company does not enter into any derivative contracts for speculative purposes. On the date a derivative contract is entered into, the Company designates the derivative as either a fair value or cash flow hedge. The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If the Company determines that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company would discontinue hedge accounting prospectively and all amounts included in accumulated other comprehensive income would be immediately reclassified into earnings.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Dividend Policy
     On October 28, 2004, the Company announced the adoption of a dividend policy by the board of directors and the board of directors declared its first quarterly dividend of $0.185 per share. On March 21, June 14, September 16, and November 29, 2005, the Company’s board of directors declared quarterly cash dividends of $0.20 per share. On February 23, 2006 the board of directors approved an increase to the dividend of 7.5%. Dividends of $0.215 per share were declared February 22, June 15, September 15, and December 15, 2006. Dividends on the Company’s common stock are not cumulative.
Adoption of SFAS No. 123(R), Share-Based Payment
     As of July 1, 2005, the Company adopted 123(R), Share-Based Payment, using the modified retrospective method applied to prior interim periods in the year of initial adoption, which requires measurement of compensation cost from January 1, 2005, for all unvested stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The adoption of SFAS No. 123(R) resulted in additional stock based compensation expense of $539 being recorded for the twelve months ended December 31, 2005. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant, discounted for estimated dividend payments that do not accrue to the employee during the vesting period; and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight line attribution method for stock-based payment grants from July 1, 2005 onwards and the graded vesting attribution method for legacy stock-based payment grants.
     Prior to July 1, 2005, the Company accounted for stock-based awards under the intrinsic value method. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in periods prior to January 1, 2005:

2004
Net loss:
As reported	$(39,294)
Deduct: Stock-based employee compensation expense	(1,938)

Pro forma net income (loss)	$(41,232)

Net income (loss) per share — basic and diluted:

As reported	$(1.33)
Pro forma	(1.39)
     As the Company has a full valuation allowance against its deferred tax asset, adopting SFAS No. 123(R) had no impact on the net deferred tax asset balance.
Earnings Per Share
     The Company uses the treasury stock method to calculate earnings per share.
Valuation Assumptions
     The fair value for each stock option granted was estimated at the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatilities of our common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; the dividend yield is based on dividend yield of the option strike price at grant date and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life. See “Note 13, Stock Incentive Plans” for additional information.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an employer to recognize in its statement of financial position the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of a plan’s assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The Statement was effective for the Company on December 31, 2006. Adoption of this standard resulted in a decrease in our pension assets of $4,034, a decrease to our pension liability of $3,296 and a decrease to other comprehensive income/loss of $738. See “Note 14 — Retirement Plans”, for additional disclosure regarding the adoption of this standard.
     In September 2006, the Securities and Exchange Commission published Staff Accounting Bulleting No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in this Staff Accounting Bulleting are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to the first fiscal year ending after November 15, 2006, or December 31, 2006 for the Company. The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations or cash flows and no cumulative adjustment was required.
2. ACCOUNTS RECEIVABLE
     Accounts receivable — trade consists of the following at December 31, 2006 and 2005:

	2006	2005
Customers	$34,200	$33,202
Connecting companies	8,754	9,108
Other	4,281	4,976

	47,235	47,286
Less: allowance for doubtful accounts	7,434	6,206

Accounts receivable — trade, net	$39,801	$41,080

3. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following at December 31, 2006 and 2005:

	2006	2005
Land, buildings and support assets	$206,511	$203,717
Central office switching and transmission	316,204	306,901
Outside plant cable and wire facilities	515,345	499,115
Wireless switching and transmission systems	88,828	74,486
Other	3,640	3,609
Construction work in progress	33,922	28,952

	1,164,450	1,116,780
Less: accumulated depreciation and amortization	767,907	718,750

Property, plant and equipment, net	$396,543	$398,030

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
3. PROPERTY, PLANT AND EQUIPMENT (Continued)
     The following is a summary of property held under capital leases included in the above property, plant and equipment:

	2006	2005
Land, buildings and support assets	$14,568	$14,535
Outside plant cable and wire facilities	2,115	2,115

	16,683	16,650
Less: accumulated depreciation and amortization	9,023	8,052

Property held under capital leases, net	$7,660	$8,598

     Amortization of assets under capital leases included in depreciation expense in 2006, 2005 and 2004 was $1,053, $1,052 and $1,046, respectively.
     The Company leases various land, buildings, right-of-ways and personal property under operating lease agreements. Rental expenses under operating leases for 2006, 2005 and 2004 were $4,725, $3,248 and $3,515, respectively.
     Future minimum payments under these leases for the next five years and thereafter are as follows:

2007	$5,276
2008	4,600
2009	4,248
2010	3,825
2011	2,736
Thereafter	33,139

$53,824

4. ASSET RETIREMENT
     In March 2005, the FASB issued FASB Interpretation (FIN) 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 became effective for the Company on December 31, 2005, and requires it to recognize asset retirement obligations which are conditional on a future event. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. The Company has a regulatory asset and liability of $61,486 and $58,154 at December 31, 2006 and 2005, respectively, related to accumulated removal costs for its local telephone subsidiaries. Consistent with the industry, the Company follows SFAS No. 71, for asset retirement obligations associated with its regulated telephone plant. The Company’s assets are pooled and the depreciable lives set by the regulators include a removal component which in effect accounts for the cost of removal. Non-regulated operations of the Company are accounted for under the principles of SFAS No. 143 and FIN 47 for which the Company has a retirement obligation of $1,171 and $836 and an associated asset of $731 and $501, at December 31, 2006 and 2005, respectively. These balances were recorded as a result of the Company’s estimated obligation related to the removal of certain cell sites at the end of their operating lease term, adjusted for accretion/depreciation over the life of the lease.
     The following table outlines the changes in the accumulated retirement obligation liability:

Balance, January 1, 2005	$726
Asset retirement obligation	51
Accretion expense	59
Settlement of lease obligations	—

Balance, December 31, 2005	$836
Asset retirement obligation	239
Accretion expense	100
Settlement of lease obligations	(4)

Ending Balance, December 31, 2006	$1,171

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
5. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill is tested for impairment at the reporting unit level at least annually utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. The second step of the goodwill impairment test compares the implied fair value of goodwill of the reporting unit with the carrying amount of that goodwill. The implied fair value of a reporting unit’s goodwill is the excess of the fair value of a reporting unit over the amounts assigned to assets and liabilities. If the carrying value amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.
     The Company annually reassesses previously recognized intangible assets and has ceased amortization of indefinite-lived intangible assets. Wireless and PCS licenses have terms of 10 years, but are renewable indefinitely through a routine process involving a nominal fee. The Company has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its wireless and PCS licenses. Therefore, the Company is not amortizing its wireless and PCS licenses based on the determination that these assets have indefinite lives. The Company evaluates its determination of indefinite useful lives for its wireless and PCS licenses each reporting period. Indefinite lived intangible assets are tested for impairment at least annually by comparing the fair value of the assets to their carrying amount.
     The Company performs its annual impairment test as of the beginning of the fourth quarter or more frequently if events or changes in circumstance indicate possible impairment. The Company determines the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The annual impairment test conducted has resulted in no impairment charges being assessed. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their residual values and reviewed for impairment. The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset as of December 31, 2006 based on the Company’s reassessment of previously recognized intangible assets and their remaining amortization lives:

Carrying
Amount
Amortizable intangible assets:
Customer lists	$915
Less: Accumulated amortization	(915)

—

Indefinite-lived intangible assets:
Cellular licenses	18,193
PCS licenses	3,323
Domain names and trade names	88

21,604

Total intangible assets	$21,604

     For amortizable intangible assets the total intangible amortization expense for the years ended December 31, 2006, 2005 and 2004 was $91, $183 and $183, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
6. ACCOUNTS PAYABLE, ACCRUED AND OTHER CURRENT LIABILITIES
     Accounts payable, accrued and other current liabilities consist of the following at December 31, 2006 and 2005:

	2006	2005
Accrued payroll, benefits, and related liabilities	$16,975	$13,731
Access revenue subject to refund	13,536	2,941
Accounts payable — trade	11,503	15,993
Dividend payable	9,105	8,347
Other	11,188	13,908

	$62,307	$54,920

7. LONG-TERM OBLIGATIONS
     Long-term obligations consist of the following at December 31, 2006 and 2005:

	2006	2005
2005 senior credit facility term loan	$427,900	$375,000
9 7/8% senior unsecured notes due 2011	4,040	64,978
Original issue discount - 9 7/8% senior unsecured notes due 2011	(83)	(1,618)
Capital leases and other long-term obligations	6,356	7,218

	438,213	445,578
Less: current portion	1,025	683

Long-term obligations, net of current portion	$437,188	$444,895

     The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to December 31, 2006 are as follows:

2007	$1,043
2008	943
2009	695
2010	664
2011	4,770
Thereafter	430,181

$438,296

     2005 Senior Credit Facility
     During 2005, the Company completed refinancing transactions whereby it entered into a new $380,000 senior secured credit facility, the 2005 senior credit facility, and used $335,000 of term loan borrowings under that facility, together with $76,307 in net proceeds of a simultaneous offering of the Company’s common stock and cash on hand to repay in full and redeem the $198,000 of outstanding principal under the Company’s 2003 senior credit facility, together with interest accrued thereon; repurchase $59,346 of outstanding principal of the Company’s senior unsecured notes, together with tender premiums and interest accrued thereon; repurchase $147,500 of outstanding principal of the Company’s senior subordinated notes, together with tender premiums and interest accrued thereon; and pay underwriters’ discounts and transaction fees and expenses associated with the equity offering and refinancing transactions. Accordingly, the Company recorded a loss on debt extinguishment of $26,204 and capitalized deferred financing costs of $10,637 related to the 2005 senior credit facility.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
7. LONG-TERM OBLIGATIONS (Continued)
     The $427,900 term loan under the 2005 senior credit facility was first drawn on February 1, 2005, and generally bears interest at an annual rate of LIBOR plus 1.75%, with a term of seven years from the date of closing and no scheduled principal payments before maturity. The $45,000 un-drawn revolving credit facility, to the extent drawn in the future, will bear interest at an annual rate of LIBOR plus 2.00% and have a term of six years from the date of closing. To the extent the $45,000 revolving credit facility under the 2005 senior credit facility remains un-drawn, the Company will pay an annual commitment fee of 0.375% of the un-drawn principal amount over its term. The Company also entered into floating-to-fixed interest rate swaps with total notional amounts of $135,000, $85,000, $40,000, $115,000 and $52,900, respectively, which swap the floating interest rate on the entire term loan borrowings under the 2005 senior credit facility for remaining periods at December 31, 2006 which range from three to five years, at a fixed rate of 5.88%, 6.25%, 6.18%, 6.71% and 6.75% per year, respectively, inclusive of the 1.75% premium over LIBOR. The swaps are accounted for as cash flow hedges.
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
     In February 2006, the Company amended its 2005 senior credit facility, increasing the $375,000 term loan under the facility by $52,900 and re-priced the facility to LIBOR plus 1.75% from LIBOR plus 2.00%. The amendment and the re-price became effective as of February 23, 2006 and February 22, 2006, respectively. The amendment permits ACS Holdings to purchase any and all of its currently outstanding 9 7/8 % Senior Notes due 2011.
     As of December 31, 2006 and 2005, the Company was in compliance with all of its debt covenants.
     Senior Unsecured Notes
     On August 26, 2003, the Company issued $182,000 in aggregate principal amount of 9 7/8% senior unsecured notes due 2011. Interest on the notes is payable semi-annually on February 15 and August 15. The notes mature on August 15, 2011, and are redeemable, in whole or in part, at the option of the Company, at any time on or after August 15, 2007, at 104.938% of the principal amount declining to 100% of the principal amount on or after August 15, 2010. In the first and third quarters of 2005 the Company repurchased $100,672 of the outstanding principal together with tender premiums and interest accrued. In the fourth quarter of 2005, the Company repurchased $12,000 of outstanding principal together with tender premiums and interest accrued. In January and February 2006, the Company’s subsidiary, ACS Holdings, repurchased $8,039 principal amount of its existing 9 7/8% senior unsecured notes due 2011 (CUSIP No. 011679AF4) at a weighted average premium of 9.7% over the par value. The Company incurred an early extinguishment of debt charge of $1,206 in connection with this transaction, inclusive of $778 in cash premiums. In February 2006, ACS Holdings commenced a cash tender offer for any and all of the $56,939 aggregate principal amount of outstanding 9 7/8% senior unsecured notes due 2011 issued by ACS Holdings. In conjunction with the tender offer, ACS Holdings also solicited consents to adopt certain amendments to the indenture under which the senior notes were issued. The amendments to the senior notes indenture, among other things, eliminate substantially all of the restrictive covenants and eliminate most events of default, other than for failure to make payments of interest or principal. On February 23, 2006, the Company successfully repurchased $52,899 of the remaining $56,939 outstanding principal balance of these notes. The Company incurred an early extinguishment of debt charge of $8,423 in connection with this transaction, inclusive of $5,640 in cash premiums.
     Capital leases and other long-term obligations
     The Company has entered into various capital leases and other financing agreements totaling $6,356 and $7,218 with a weighted average interest rate of 10.00% and 10.25% at December 31, 2006 and 2005, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
8. OTHER DEFERRED CREDITS AND LONG-TERM LIABILITIES
     Deferred credits and other long-term liabilities consist of the following at December 31, 2006 and 2005:

	2006	2005
Regulatory liabilities — accumulated removal costs	$61,486	$58,154
Refundable access revenue	7,912	16,256
Other deferred credits	2,591	2,450
Pension obligations	892	5,363

	$72,881	$82,223

9. LOCAL TELEPHONE OPERATING REVENUE
     Local telephone operating revenues consist of the following for the years ended December 31:

	2006	2005	2004
Local network service	$80,177	$86,482	$91,669
Network access revenue	90,894	92,379	97,536
Deregulated revenue and other	20,987	23,981	21,982

	$192,058	$202,842	$211,187

10. NON-OPERATING CHARGES
     The Company periodically evaluates the fair value of its investments and other non-operating assets against their carrying value whenever market conditions indicate a change in that fair value. Any changes relating to declines in the fair value of non-operating assets are charged to non-operating expense under the caption “Other” in the Consolidated Statement of Operations. During 2003, the Company undertook an assessment of the net realizable value of its note receivable from Crest Communications LLC (“Crest”) and the option, as part of the note receivable, to purchase certain network assets from Crest as a result of changes in market and economic conditions (and a notice the Company received from the State of Alaska of termination of the TPA). As a result of the analysis, the Company recorded a charge of $15,924 representing the estimated decline in fair value of the note receivable from Crest. During 2005, the full balance of the note and accrued interest of $2,692 was fully reserved. In January 2006, the Company executed definitive agreements to assume ownership of strategic fiber optic cable network assets from Crest. As previously disclosed, pursuant to the Company’s 2002 agreement with Crest, the Company was granted an option to exchange its $15,000 note for the strategic assets. See “Note 21 – Other Events” for more information on this transaction.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
11. INCOME TAXES
     For the years ended December 31, 2006, 2005 and 2004, a reconciliation of federal statutory tax at 34% and the recorded tax (expense)/benefit is as follows:

	2006	2005	2004
Computed federal income taxes at the 34% statutory rate	$(6,948)	$14,156	$13,434
(Increase) reduction in tax resulting from:
State income taxes (net federal benefit)	(1,194)	2,684	3,439
Excess compensation not allowed	(182)	(596)	—
Other	(39)	(239)	(98)
Original issue discount interest	—	—	(185)
Recovery of previously paid income tax	—	—	219
Write-off of original issue discount	—	—	(713)
Prior year adjustments	181	—	—
Stock based compensation	869	1,522	—
Valuation allowance	6,870	(17,527)	(15,877)

Total income tax benefit (expense)	$(443)	$—	$219

     The Company files a consolidated federal income tax return. The income tax provision for the years ended December 31, 2006, 2005 and 2004 comprised of the following charges:

	2006	2005	2004
Current:
Federal income tax	$(375)	$—	$185
State income tax	(68)	—	34

Total current	(443)	—	219

Deferred:
Federal income tax	—	—	—
State income tax	—	—	—

Total deferred	—	—	—
Total income tax benefit (expense)	$(443)	$—	$219

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
11. INCOME TAXES (Continued)
     The Company accounts for income taxes under the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at a combined effective rate of 40% (federal and state) as of December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax liabilities — long-term:
Mark to market on interest rate swap	(2,301)	(1,897)
Other	—	(128)

Total long-term deferred tax liabilities	(2,301)	(2,025)

Deferred tax assets:
Current:
Accrued compensation	4,085	3,084
Accrued bad debts	2,934	2,483
Pension liability	1,675	1,769
Contingent liabilities	270	789
Self insurance accruals	597	—
Other	237	282

Total current deferred tax assets	9,798	8,407

Long-term:
Net operating loss carryforwards	57,431	68,502
Alternative minimum tax carryforward	1,320	876
Intangibles/Goodwill	26,753	33,063
Debt expense	1,708	1,365
Property, plant and equipment	23,083	16,109
Excess tax benefit from stock based compensation	2,595	862
Other	91	444

Total long-term deferred tax assets	112,981	121,221

Total deferred tax assets	122,779	129,628

Valuation allowance	(120,478)	(127,603)

Net deferred tax asset	$—	$—

     In 2006, the Company recorded a decrease in its valuation allowance of $7,125, net of ($498) reflected in equity. In 2005, the Company recorded an increase in its valuation allowance of $15,395, net of ($1,940) related to the effect of changes in comprehensive income. Based on the weight of all available evidence, management believes it is more likely than not, that the deferred tax asset recorded may not be realized.
     The Company files consolidated income tax returns with all if it subsidiaries for U.S. federal and with the State of Alaska. The Company is no longer subject to examination for years prior to 2003. The Company is not currently being audited, nor has it been notified of any pending audits. The Company is not aware of any controversial or unsupported positions taken on its tax returns that have not either been resolved in prior audits, by amending prior returns or by adjusting its Net Operating Loss (“NOL”) carry-forwards to rectify its filings. Income tax payable was $179 at December 31, 2006.
     The Company is required to adopt the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) effective for fiscal periods beginning after December 15, 2006. The Company does not anticipate the adoption of FIN 48 will have any material impact on its consolidated results of operations, cash flows, or financial position.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
11. INCOME TAXES (Continued)
     In connection with the adoption of SFAS No. 123(R), the Company elected to calculate the pool of excess tax benefits under the modified retrospective method, but only to prior interim periods in the year of initial adoption. Tax benefits of $1,733 and $862 were generated in 2006 and 2005, respectively. The Company has recorded a full valuation allowance since it is more likely than not that the deferred tax assets may not be realized.
     The Company has available at December 31, 2006, unused operating loss carry forwards of $143,576 that may be applied against future taxable income and that expire as shown below.

	Internet		Total
Year of	Alaska’s	Unused Operating	Unused Operating
Expiration	SRLY	Loss Carryforwards	Loss Carryforwards
2017	$27	$—	$27
2018	328	—	328
2019	852	—	852
2020	2,631	6,275	8,906
2021	—	49,030	49,030
2022	—	17,983	17,983
2024	—	43,974	43,974
2025	—	22,476	22,476

	$3,838	$139,738	$143,576

     Net Operating Loss (“NOL”) associated with the 2000 acquisition of Internet Alaska are limited by Separate Return Limitation Year (“SRLY") rules and can only be used in years that both the Consolidated Group and Internet Alaska have taxable income.
     Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limit on the ability of a loss corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. On December 7, 2005, ACS underwent an ownership change subject to the Section 382 loss limitation rules. ACS now has an estimated loss limitation of $19,054 per year for the usage of NOLs generated prior to December 7, 2005 (old loss) to offset future taxable income.
12. EARNINGS PER SHARE
     Earnings per share are based on weighted average number of shares of common stock and dilutive potential common shares equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the treasury stock method. Due to the Company’s reported net losses, potential common share equivalents of 1,091 and zero, which consisted of options and restricted stock granted to employees and deferred shares granted to directors, were anti-dilutive for the years ended December 31, 2005 and 2004, respectively. The following table sets forth the computation of basic earnings per share for the years ending December 31, 2006, 2005 and 2004:

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
12. EARNINGS PER SHARE (Continued)

	2006	2005	2004
Numerator — net income	$19,994	$(41,635)	$(39,294)

Denominator — weighted average shares outstanding:
Basic shares	42,045	40,185	29,592
Dilutive impact of options, restricted and deferred shares	1,342	—	—

Dilutive shares	43,387	40,185	29,592

Earnings per share:
Basic	$0.48	$(1.04)	$(1.33)

Diluted	$0.46	$(1.04)	$(1.33)

13. STOCK INCENTIVE PLANS
     Under various plans, ACS Group, through the Compensation Committee of the Board of Directors, may grant stock options, restricted stock, stock appreciation rights and other awards to officers, employees and non-employee directors. At December 31, 2006, ACS Group has reserved a total of 10,060 (10.06 million) shares of authorized common stock for issuance under the plans. In general, options under the plans vest ratably over three, four or five years and the plans terminate in 10 years. After the plans terminate, all shares granted under the plan, prior to its termination, continue to vest under the terms of the grant when it was awarded.
     Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan
     ACS Group has reserved 7,160 shares under this plan, which was adopted by the Company in November 1999. At December 31, 2006, 8,551 equity instruments have been granted, 3,172 have been forfeited, 3,292 have been exercised, and 1,781 shares are available for grant under the plan.
     In August 2005, the Company began granting restricted stock in lieu of stock options as the primary equity based incentive for executive and non-union represented employees. The time based restricted stock awards have vesting terms that can range from three to five years with equal annual vesting amounts. The performance based restricted stock awards cliff vest in five years and have accelerated vesting terms of one third per year if certain profitability and capital expenditure criteria are met. A long term incentive program (“LTIP”) also exists for executive management. LTIP awards also provide compensation from January 1, 2005 and cliff vest in five years with accelerated vesting in three years if cumulative three year profitability and capital expenditure criteria are met. In 2006, the Company implemented a program to grant performance based shares to union represented employees. Expense related to the union represented employee shares has been accrued and shares are expected to be granted in the first quarter of 2007. During 2006, the Company recognized compensation expense of $5,890 for all restricted stock awards, net of estimated forfeitures, over the applicable vesting period based on the market value at the date of grant, discounted for estimated dividend payments that do not accrue to the employee during the vesting period. Additionally, $778 was recognized as compensation expense for stock options.
     Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan
     This plan was also adopted by ACS Group in November 1999 and will terminate December 31, 2009. The Company has reserved 1,550 shares under this plan. At December 31, 2006, 864 shares are available for issuance and sale. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week, is not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
13. STOCK INCENTIVE PLANS (Continued)
     A participant in the purchase plan may authorize regular salary deductions up to of a maximum of 15% and a minimum of 1% of base compensation. The fair market value of shares which may be purchased by any employee during any calendar year may not exceed $25. The amounts so deducted and contributed are applied to the purchase of shares of common stock at 85% of the lesser of the fair market value of such shares on the date of purchase or on the offering date for such offering period. The offering dates are January 1 and July 1 of each purchase plan year, and each offering period will consist of one six-month purchase period. The first offering period under the plan commenced on January 1, 2000. Shares are purchased on the open market or issued from authorized but un-issued shares on behalf of participating employees on the last business days of June and December for each purchase plan year and each such participant has the rights of a stockholder with respect to such shares. During the year ended December 31, 2006, approximately 24% of eligible employees elected to participate in the plan. During 2006, 2005 and 2004, 59, 56 and 73 shares were issued, respectively. In 2005, we recognized compensation expense of $133 upon adoption and in 2006 we recognized compensation expense of $202.
2003 Options for Officer Inducement Grant
     During 2003, the Company’s Board of Directors awarded 1,000 options as an inducement grant in hiring the Company’s Chief Executive Officer. As of December 31, 2006, 400 options have been exercised/converted and 600 are currently outstanding.
ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan
     The non-employee director stock compensation plan was adopted by ACS Group in November 1999. ACS Group has reserved 350 shares under this plan. At December 31, 2006, 191 shares have been awarded and 159 shares are available for grant under the plan. In 2006, 2005 and 2004, the plan required directors to receive not less than 50%, 50% and 25%, respectively, of their annual retainer in the form of ACS Group’s stock. Directors were permitted to elect up to 100% of their annual retainer in the form of ACS Group’s stock. Once a year, the Directors elect the method by which they receive their stock (issued or deferred). During the year ended December 31, 2006, 19 shares under the plan were awarded to directors, of which 8 were deferred until termination of service.
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
SFAS No. 123(R), Share-Based Payment
     Total compensation cost for share-based payments was $6,870 and $2,800 for the twelve months ended December 31, 2006 and 2005, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
     There were no options granted for the twelve months ended December 31, 2006 and seven options granted for the same period in 2005. There were 760 and 724 restricted stock grants for the twelve months ended December 31, 2006 and 2005, respectively. The following table describes the assumptions used for valuation of equity instruments awarded during the twelve months ended December 31, 2006, 2005 and 2004.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
13. STOCK INCENTIVE PLANS (Continued)

	2006	2005	2004
Stock Options:
Risk free rate	—	4.21%	3.69%
Dividend yield	—	8.65%	3.09%
Expected volatility factor	—	40.17%	40.80%
Expected option life (years)	—	6.0	6.4
Expected forfeiture rate	—	2.00%	—

Restricted stock grants:
Risk free rate	5.25%	3.50%	—
Dividend yield	5.81%	8.65%	—
Expected forfeiture rate	2.16%	2.00%	—
Options and Restricted Stock Outstanding
Stock Options
     Proceeds from the exercise of stock options for the year ended December 31, 2006 were $2,217. The Company chose to remit $210 of these proceeds for payroll taxes in exchange for shares surrendered back to the Company. Information on outstanding options under the plan for the year ended December 31, 2006 is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 1	1,981	$5.56
Granted	—	—
Exercised	(460)	6.05
Canceled or expired	(27)	8.82

Outstanding at December 31, 2006	1,494	5.35	6.61	$14,701

Exercisable at December 31, 2006	350	$6.95	6.47	2,886

     Select information on equity instruments under the plan for the years ended December 31, 2006, 2005and 2004 follows:

	Twelve Months Ended
	December 31,
	2006	2005	2004
Weighted-average grant-date fair value of equity instruments granted	$9.81	$8.63	$6.09
Total fair value of shares vested during the period	$2,762	$1,089	$962
Total intrinsic value of options exercised	$2,927	$5,076	$1,479

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
13. STOCK INCENTIVE PLANS (Continued)
Restricted Stock
     Restricted stock grants outstanding, all of which are non-vested at December 31, 2006, are as follows:

		Weighted
		Average
	Number of	Fair
	Shares	Value
Outstanding at January 1, 2006	724	$8.70
Granted	760	9.81
Vested	(195)	8.70
Canceled or expired	(97)	9.24

Outstanding at December 31, 2006	1,192	9.22

     Unamortized stock-based payment and the weighted average expense period at December 31, 2006, are as follows:

		Average Period
	Unamortized	to Expense
	Expense	(years)
Stock options	$594	0.9
Restricted stock	7,149	2.0

	$7,743	1.9

14. RETIREMENT PLANS
     Pension benefits for substantially all of the Company’s employees are provided through the Alaska Electrical Pension Plan (“AEPP”). The Company pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for or allocated separately to the individual employer. The Company’s portion of the plan’s pension cost for 2006, 2005 and 2004 was $11,892, $12,203 and $12,342, respectively.
     The Company also provides a 401(k) retirement savings plan covering substantially all of its employees. The plan allows for discretionary contributions as determined by the Board of Directors, subject to Internal Revenue Code limitations. There was no matching contribution for 2006, 2005 or 2004.
     The Company also has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel’s Alaska Properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. Accrued benefits under the ACS Retirement Plan were determined in accordance with the provisions of the CenturyTel Plan. Upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the plan. On November 1, 2000, the ACS Retirement Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPP. As a result of this amendment, and under the prior provisions of FASB Statement No. 87, Employers’ Accounting for Pensions, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plan is not adequately funded under ERISA at December 31, 2006, and management is considering a contribution of $300 to $700 in 2007 for the 2006 plan year. The Company uses a December 31 measurement date for the plan. The Company’s applicable tax rate for 2006 and 2007 is 40%. All deferred tax assets have been evaluated and $120,478 valuation allowance has been recorded as of December 31, 2006.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
14. RETIREMENT PLANS (Continued)
     In April 2005, ACS Group registered 250 shares of the Company’s common stock under the “Alaska Communications Systems Retirement Plan” for the purpose of funding its retirement plans. On April 14, 2005, ACS Group funded the ACS Retirement Plan for the 2004 plan year with approximately $600 by transferring 62 shares in lieu of cash. During May and June 2005, the plan administrators sold the stock resulting in net proceeds after commissions of $581. In March and September 2006, the Company funded the ACS Retirement Plan for the 2005 plan year with additional contributions of $600 and $850, respectively.
     In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an employer to recognize in its statement of financial position the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of a plan’s assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The Statement was effective for the Company on December 31, 2006. The following is a calculation of the funded status of the ACS Retirement Plan using beginning and ending balances for 2006 and 2005 for the projected benefit obligation and the plan assets:

	2006	2005
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$13,574	$13,327
Interest cost	762	757
Actuarial (gain) loss	(41)	105
Benefits paid	(691)	(615)

Projected benefit obligation at end of year	13,604	13,574

Change in plan assets:
Fair value of plan assets at beginning of year	10,607	10,069
Actual return on plan assets	1,347	553
Employer contribution	1,450	600
Benefits paid	(691)	(615)

Fair value of plan assets at end of year	12,713	10,607

Funded status	$(891)	$(2,967)

     The following table represents the net periodic pension expense for the ACS Retirement Plan for 2006, 2005 and 2004:

	2006	2005	2004
Interest cost	$762	$757	$748
Expected return on plan assets	(858)	(813)	(754)
Amortization of loss	444	474	502
Amortization of prior service cost	203	203	203

Net periodic pension expense	$551	$621	$699

     In 2007, the Company expects amortization of prior service costs of $203 and amortization of net gains and losses of $308.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
14. RETIREMENT PLANS (Continued)
     The following table reconciles the net amounts recognized in the balance sheet at December 31, 2006 and 2005. The presentation discloses the net effect of the implementation as a reduction in our pension liability now reflecting only the unfunded balance, an elimination of our pension assets and the movement of unfunded prior service costs to accumulated other comprehensive income/loss.

	2006	2005
Unrecognized prior service cost:
Intangible asset	$—	$942

Prepaid pension asset:
Unrecognized prior service cost	—	942
Funded status	—	(2,967)
Unrecognized net loss	—	4,422

	$—	$2,397

Additional pension liability:
Funded status	(891)	(2,967)
Prepaid benefit cost	—	(2,397)

	$(891)	$(5,364)

	2006	2005	2004
Accumulated other comprehensive income/loss:
Prior service cost	738	—	—
Net loss	3,450	4,422	4,531

	$4,188	$4,422	$4,531

     The assumptions used to account for the plan as of December 31, 2006 and 2005 are as follows:

	2006	2005
Discount rate for benefit obligation	5.89%	5.79%
Discount rate for pension expense	5.79%	5.75%
Expected long-term rate of return on assets	8.00%	8.00%
Rate of compensation increase	0.00%	0.00%
     The discount rates were independently calculated by a consulting firm using a proprietary yield curve based on the top 30% of the universe of bonds included in the bond pool. The expected long-term rate of return on assets rate is the best estimate of future expected return for the asset pool, given the expected returns and allocation targets for the various classes of assets.
     The plan’s asset allocations at December 31, 2006 and 2005, by asset category are as follows:

Asset Category	2006	2005
Equity securities*	64%	70%
Debt securities*	30%	27%
Other/Cash	6%	3%

Total	100%	100%

*	Note that mutual funds that may contain both stock and bonds may be included in these categories.
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
14. RETIREMENT PLANS (Continued)
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
     Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the plan:

	Minimum	Maximum
Equity securities	40%	100%
Fixed income	20%	60%
Cash equivalents	0%	10%
     The benefits expected to be paid in the each of the next five years, and in the aggregate for the five fiscal years thereafter, are as follows:

2007	$713
2008	761
2009	807
2010	849
2011	871
2012-2016	4,744
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
     The Company uses the projected unit credit method for the determination of post retirement health cost for financial reporting and funding purposes and complies with the funding requirements under ERISA. The Company made a contribution of $51 to the ACS Health Plan during 2004. No contribution was made for 2006, or 2005 and no contribution is expected in 2007. The Company uses a December 31 measurement date for the plan.
     The following is a reconciliation of the beginning and ending balances for 2006 and 2005 for the projected benefit obligation and the plan assets for the ACS Health Plan:

	2006	2005
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of the year	$171	$199
Interest cost	10	11
Actuarial (gain)/loss	(12)	(38)
Benefits paid	(1)	(1)

Accumulated postretirement benefit obligation at end of the year	$168	$171

Change in plan assets:
Fair value of plan assets at beginning of year	$205	$199
Actual return on plan assets	14	7
Benefits paid	(1)	(1)

Fair value of plan assets at end of year	$218	$205

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
14. RETIREMENT PLANS (Continued)
     The following represents the net periodic postretirement benefit expense for the ACS Health Plan for 2006, 2005 and 2004:

	2006	2005	2004
Service cost	$—	$—	$6
Interest cost	10	11	16
Expected return on plan assets	(12)	(11)	(11)
Amortization of prior service cost	—	—	7
Curtailment loss	—	—	14

Net periodic postretirement benefit expense	$(2)	$—	$32

The following table represents the funded status of the ACS Health Plan at December 31, 2006 and 2005:

	2006	2005
Accumulated postretirement benefit obligation	$(168)	$(171)
Plan assets at fair value	218	205

Funded status	50	34
Unrecognized net (gain) or loss	—	(59)

Prepaid (accrued) benefit costs	$50	$(25)

     The Company expects to incur no net periodic costs associated with this plan in 2007. The actuarial assumptions used to account for the ACS Health Plan as of December 31, 2006 and 2005 is an assumed discount rate of 5.89% and 5.79% for projected benefit obligation and an assumed discount rate of 5.79% and 5.75% for plan expense, respectively, and an expected long term rate of return on plan assets of 6.00% and 6.00%, respectively. The discount rate is based on Moody’s AA Corporate bonds. The expected long-term rate of return on assets is the best estimate of future expected return for the asset pool, given the expected returns and allocation targets for the various classes of assets.
     For measurement purposes, the assumed annual rates of increase in health care costs are as follows:

Year	Pre 65 premiums	Post 65 premiums
1	9.00%	7.00%
2	8.00%	7.00%
3	7.00%	7.00%
4	7.00%	7.00%
5 and thereafter	7.00%	7.00%
     Assumed health care cost trend rates have a significant effect on the amounts reported for the ACS Health Plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2006:

	+1%	-1%
Effect on total of service and interest cost components	—	(1)
Effect on accumulated postretirement benefit obligation	8	(10)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
14. RETIREMENT PLANS (Continued)
     The ACS Health Plan’s asset allocations at December 31, 2006 and 2005, by asset category, are as follows:

Asset Category	2006	2005
Equity securities*	34%	33%
Debt securities*	59%	63%
Other/Cash	7%	4%

Total	100%	100%

*	Note that mutual funds that may contain both stock and bonds may be included in these categories.
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
     Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the plan:

Target
Equity securities	30%
Fixed income	60%
Other/cash	10%
     The benefits expected to be paid in the each of the next five years, and in the aggregate for the five fiscal years thereafter are as follows:

2007	$16
2008	16
2009	16
2010	16
2011	16
2012-2016	58
15. BUSINESS SEGMENTS
     The Company has four reportable segments: local telephone, wireless, Internet and interexchange. Local telephone provides landline telecommunications services and consists of local telephone service, network access and deregulated and other revenue; wireless provides wireless telecommunications service; Internet provides Internet service and advanced IP based private networks and interexchange provides switched and dedicated long distance services. Each reportable segment is a strategic business and offers different services than those offered by the other segments. The Company evaluates the performance of its segments based on operating income (loss) and other quantitative factors related to the overall contribution of individual products and services to total Company performance.
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
15. BUSINESS SEGMENTS (Continued)
     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2006:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$192,062	$115,627	$25,473	$25,317	$10,702	$(19,364)	$349,817
Depreciation and amortization	43,464	11,503	3,669	223	4,400	—	63,259
Operating income (loss)	9,810	38,034	(8,851)	7,010	4,992	—	50,995
Interest expense	(419)	(4)	—	(177)	(30,503)	—	(31,103)
Loss on extinguishment of debt	—	—	—	—	(9,650)	—	(9,650)
Interest income	1	—	—	—	1,834	—	1,835
Income tax (expense) benefit	(3,821)	(15,578)	—	—	18,956	—	(443)
Net income (loss)	5,571	22,451	(8,851)	6,833	(6,010)	—	19,994
Total assets	402,331	146,650	37,614	25,563	5,124	(54,961)	562,321
Capital expenditures	29,958	14,341	6,598	2,315	6,149	—	59,361
     Operating revenue disclosed above includes inter-segment operating revenue of $52,178 of which $19,364 is eliminated. By segment, intercompany revenue balances are as follows: local telephone, $29,265 of which $19 is eliminated; wireless, $2,632 of which $43 is eliminated; Internet, $465 of which $252 is eliminated; interexchange, $9,129 of which $8,363 is eliminated; and all other, $10,687 of which $10,687 is eliminated. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above. Also eliminated above, is $54,961 of Internet intercompany payable balances which are recorded in the consolidated statements net of affiliate receivables.
     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2005:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$202,845	$86,279	$21,924	$21,434	$22,624	$(28,297)	$326,809
Depreciation and amortization	52,655	10,521	3,950	301	15,392	—	82,819
Operating income (loss)	3,209	23,577	(6,427)	284	6,498	—	27,141
Interest expense	(454)	(2)	—	(182)	(35,256)	—	(35,894)
Loss on extinguishment of debt	—	—	—	—	(34,882)	—	(34,882)
Interest income	—	—	—	—	2,253	—	2,253
Income tax (expense) benefit	(1,267)	(9,694)	—	—	10,961	—	—
Net income (loss)	1,488	13,861	(6,427)	102	(50,659)	—	(41,635)
Total assets	423,815	127,777	35,226	21,847	11,668	(43,920)	576,413
Capital expenditures	30,173	12,148	15,296	455	6,325	—	64,397
     Operating revenue disclosed above includes inter-segment operating revenue of $60,516 of which $28,297 is eliminated. By segment, intercompany revenue balances are as follows: local telephone, $28,782 of which $17 is eliminated; wireless, $2,524 of which $44 is eliminated; Internet, $453 of which $252 is eliminated; interexchange, $6,147 of which $5,374 is eliminated; and all other, $22,610 of which $22,610 is eliminated. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above. Also eliminated above, is $1,644 and $42,276 of wireless and Internet intercompany payable balances which are recorded in the consolidated statements net of affiliate receivables.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
15. BUSINESS SEGMENTS (Continued)
     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2004:

	Local
	Telephone	Wireless	Internet	Interexchange	All Other	Eliminations	Total
Operating revenues	$211,169	$56,743	$20,280	$17,067	$23,097	$(25,649)	$302,707
Depreciation and amortization	52,368	7,480	3,925	430	14,184	—	78,387
Operating income (loss)	13,298	4,257	(10,304)	(3,402)	6,269	—	10,118
Interest expense	(311)	(13)	—	(187)	(47,130)	—	(47,641)
Loss on extinguishment of debt	—	—	—	—	(3,423)	—	(3,423)
Interest income	—	—	—	—	1,633	—	1,633
Income tax (expense) benefit	(5,254)	(1,854)	—	—	7,327	—	219
Net income (loss)	7,733	2,390	(10,304)	(3,589)	(35,524)	—	(39,294)
Total assets	482,062	120,053	27,628	22,695	16,423	(31,734)	637,127
Capital expenditures	26,426	13,935	4,654	5	6,402	—	51,422
     Operating revenue disclosed above includes inter-segment operating revenue of $53,576 of which $25,649 is eliminated. By segment, intercompany revenue balances are as follows: local telephone, $25,612, of which $38 is eliminated; wireless, $2,046 of which $49 is eliminated; Internet, $210, of which $107 is eliminated; interexchange, $2,667 of which $2,414 is eliminated; and all other, $23,041 of which $23,041 is eliminated. In accordance with SFAS No. 71, intercompany revenue between local telephone and all other segments is not eliminated above. Also eliminated above, is $7,029 and $24,705 of wireless and Internet intercompany payable balances which are recorded in the consolidated statements net of affiliate receivables.
16. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
     Fox Paine & Company, LLC (“Fox Paine”), previously ACS Group’s largest stockholder, was entitled to receive an annual management fee in the amount of 1% of the Company’s net income before interest expense, interest income, income taxes, depreciation and amortization and equity in earnings (loss) of investments, calculated without regard to the fee pursuant to an agreement dated May 14, 1999. The annual management fee obligation to Fox Paine was terminated for periods beginning after December 31, 2004. A $2,700 transaction fee was paid to Fox Paine in February 2005 in connection with assistance rendered in structuring a stock offering and refinancing transaction that the Company completed during the first quarter of 2005. The transaction fee agreement was approved by the Company’s board of directors. The management fee expense for the years ended December 31, 2005 and 2004 was $38 and $943, respectively.
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
     During 2003, the Company spun off its Directory Business to ACS Media LLC and subsequently sold 99.9% of its interest in ACS Media LLC to the public through a Canadian income fund. As part of that transaction, the Company entered into several long-term contracts with ACS Media LLC, including a 50-year publishing agreement, a 50-year license agreement, and a 45-year non-compete agreement and a 10-year billing and collection agreement. At December 31, 2006, the Company had recorded in Accounts payable-affiliates, $2,942 due to ACS Media LLC under these contracts, primarily under the billing and collection agreement. In November 2006, ACS Media LLC was sold to new owners and taken private. At December 31, 2006, the Company had a right to minority representation of one manager of the permitted nine managers of ACS Media LLC as long as its contracts with ACS Media LLC were in effect. Leonard A. Steinberg, an officer of the Company, was a manager of ACS Media LLC at December 31, 2006. Subsequent to year end, the Company sold its remaining interest to the new owners and relinquished its right to be a manager of ACS Media LLC for cash of $162 and other valuable consideration.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
16. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS (Continued)
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
     On May 14, 1999, the Company entered into a stockholders’ agreement with Fox Paine Capital Fund, investors affiliated with Fox Paine Capital Fund, and several non-fund investors, including co-investors and some of the Company’s former officers. Under the stockholders’ agreement, subject to limited exceptions, Fox Paine Capital Fund and its affiliates, as a group, could make up to six demands for registration under the Securities Act of their shares of common stock, and the Company was obligated to bear the fees and expenses of such registration and offering other than underwriting discounts.
     On November 29, 2005, the Company filed a preliminary prospectus supplement relating to a proposed offering of 10,000 shares of its common stock by Fox Paine. This offering was completed on December 7, 2005, after which Fox Paine beneficially owned 22.8% of our outstanding common stock. The Company incurred approximately $500 in transaction fees associated with the offering.
     On March 10, 2006, the Company entered into an Underwriting Agreement, dated March 10, 2006, among the Company, certain affiliates of Fox Paine, LLC (“Fox Paine”), and RBC Capital Markets Corporation, as the underwriter, for the sale by Fox Paine of 9,549 shares of the Company’s common stock, representing substantially all of Fox Paine’s remaining holdings of the Company’s common stock. The transaction was priced at $11.00 per share, and on March 15, 2006, the transaction closed. The Company did not receive any proceeds from the sale of these shares. The Company incurred $188 in transaction fees associated with the offering.
17. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
     On February 1, 2005 and March 21, 2005, the Company entered into floating-to-fixed interest rate swaps with total notional amounts of $135,000, and $85,000, respectively, which swap the floating interest rate on a portion of the term loan borrowings under the 2005 senior credit facility for a five year term at a fixed rate of 6.13% and 6.50%, per year, respectively, inclusive of a 2.00% premium over LIBOR. On July 15, 2005, the Company entered into a six year $40,000 notional amount fixed to floating swap arrangement, effectively fixing the rate on the new term loan at 6.43% per year inclusive of a 2.00% premium over LIBOR. In February 2006, the Company renegotiated the 2005 senior secured credit facility from LIBOR plus 2.00% to LIBOR plus 1.75%, reducing the rate for the credit facility by 0.25%.
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
     On December 31, 2005 and 2006, all swaps were effective. The swaps have been marked to market with $5,754 recorded at December 31, 2006 as other comprehensive income on the Company’s Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) with a corresponding asset recorded in Deferred charges on the Consolidated Balance Sheet.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
18. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The fair values of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying values due to their short-term nature. The fair value for the Company’s 2006 senior credit facility, senior unsecured notes, capital leases and other long-term obligations were estimated based on quoted market prices. The Company held in-the-money interest rate swaps at December 31, 2006 that were marked to market. The carrying value of $5,754 and fair value are equal on that date.
     The following table summarizes the Company’s carrying values and fair values of the debt components of its financial instruments at December 31, 2006:

	Carrying	Fair
	Value	Value
New senior credit facility term loan	$427,900	$430,040
9 7/8% senior unsecured notes due 2011	3,957	4,254
Capital leases and other long-term obligations	6,356	6,356

	$438,213	$440,650

     The following table summarizes the Company’s carrying values and fair values of the debt components of its financial instruments at December 31, 2005:

	Carrying	Fair
	Value	Value
New senior credit facility term loan	$375,000	$378,281
9 7/8% senior unsecured notes due 2011	63,360	69,221
Capital leases and other long-term obligations	7,218	7,218

	$445,578	$454,720

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
19. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     ACS Group and ACS Holdings‘ subsidiaries are guarantors under ACS Holdings’ 9 7/8/% senior unsecured notes. All ACS Group’s and Holdings’ subsidiaries (the “Combined Subsidiaries”) are 100% owned. The guarantees are full and unconditional. In addition, all guarantees are joint and several. Accordingly, the interim condensed consolidating financial statements are presented below:
Condensed Consolidating Balance Sheet
December 31, 2006

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$142	$36,718	$—	$—	$36,860
Restricted cash	—	1,700	—	—	1,700
Short term investments	—	—	—	—	—
Accounts receivable-trade, net	17,557	22,244	—	—	39,801
Accounts receivable-affiliates	34,215	(44,940)	10,725	—	—
Materials and supplies	7,977	—	—	—	7,977
Prepayments and other current assets	1,598	1,916	—	—	3,514

Total current assets	61,489	17,638	10,725	—	89,852

Investments	10	380,966	(35,381)	(345,585)	10

Property, plant and equipment	1,050,926	113,524	—	—	1,164,450
Less: accumulated depreciation and amortization	691,630	76,277	—	—	767,907

Property, plant and equipment, net	359,296	37,247	—	—	396,543

Goodwill	—	—	—	38,403	38,403
Intangible assets	21,604	—	—	—	21,604
Debt issuance costs	—	9,437	—	—	9,437
Deferred charges and other assets	397	6,075	—	—	6,472

Total assets	$442,796	$451,363	$(24,656)	$(307,182)	$562,321

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$627	$398	$—	$—	$1,025
Accounts payable-affiliates	2,845	97	—	—	2,942
Accounts payable, accrued and other current liabilities	9,872	38,866	33	13,536	62,307
Advance billings and customer deposits	10,665	2	—	—	10,667

Total current liabilities	24,009	39,363	33	13,536	76,941

Long-term obligations, net of current portion	3,046	434,142	—	—	437,188
Deferred income taxes	(12,348)	12,348	—	—	—
Other deferred credits and long-term liabilities	85,526	891	—	(13,536)	72,881
Commitments and contingencies

Stockholders’ equity:
Common stock	2	—	423	(2)	423
Treasury stock	—	—	—	—	—
Paid in capital in excess of par value	491,240	261,083	288,055	(752,323)	288,055
Retained earnings (accumulated deficit)	(148,679)	(298,030)	(314,733)	446,709	(314,733)
Accumulated other comprehensive loss	—	1,566	1,566	(1,566)	1,566

Total stockholders’ equity	342,563	(35,381)	(24,689)	(307,182)	(24,689)

Total liabilities and stockholders’ equity	$442,796	$451,363	$(24,656)	$(307,182)	$562,321

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
19. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Balance Sheet
December 31, 2005

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$132	$28,745	$—	$—	$28,877
Restricted cash	—	4,415	—	—	4,415
Short term investments	—	10,525			10,525
Accounts receivable-trade, net	18,391	22,689	—	—	41,080
Accounts receivable-affiliates	6,854	(8,372)	1,518	—	—
Materials and supplies	7,885	—	—	—	7,885
Prepayments and other current assets	1,720	1,725	—	—	3,445

Total current assets	34,982	59,727	1,518	—	96,227

Investments	10	354,952	(20,346)	(334,606)	10

Property, plant and equipment	1,006,723	110,057	—	—	1,116,780
Less: accumulated depreciation and amortization	644,820	73,930	—	—	718,750

Property, plant and equipment, net	361,903	36,127	—	—	398,030

Goodwill	—	—	—	38,403	38,403
Intangible assets	21,688	—	—	—	21,688
Debt issuance costs	—	11,733	—	—	11,733
Deferred charges and other assets	552	9,770	—	—	10,322

Total assets	$419,135	$472,309	$(18,828)	$(296,203)	$576,413

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$596	$87	$—	$—	$683
Accounts payable-affiliates	2,773	71	—	—	2,844
Accounts payable, accrued and other current liabilities	12,133	39,810	36	2,941	54,920
Advance billings and customer deposits	9,706	6	—	—	9,712

Total current liabilities	25,208	39,974	36	2,941	68,159

Long-term obligations, net of current portion	3,561	441,334	—	—	444,895
Deferred income taxes	(5,984)	5,984	—	—	—
Other deferred credits and long-term liabilities	79,801	5,363	—	(2,941)	82,223
Commitments and contingencies

Stockholders’ equity:
Common stock	2	—	462	(2)	462
Treasury stock	—	—	(18,443)	—	(18,443)
Paid in capital in excess of par value	491,240	297,356	333,522	(788,596)	333,522
Retained earnings (accumulated deficit)	(174,693)	(318,024)	(334,727)	492,717	(334,727)
Accumulated other comprehensive loss	—	322	322	(322)	322

Total stockholders’ equity	316,549	(20,346)	(18,864)	(296,203)	(18,864)

Total liabilities and stockholders’ equity	$419,135	$472,309	$(18,828)	$(296,203)	$576,413

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
19. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Operations
Year Ended December 31, 2006

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$192,062	$10,702	$—	$(10,706)	$192,058
Wireless	115,627	—	—	(43)	115,584
Internet	25,473	—	—	(252)	25,221
Interexchange	25,317	—	—	(8,363)	16,954

Total operating revenue	358,479	10,702	—	(19,364)	349,817

Operating expense:
Local telephone (exclusive of depreciation and amortization)	138,788	697	—	(9,307)	130,178
Wireless (exclusive of depreciation and amortization)	66,067	—	—	(4,045)	62,022
Internet (exclusive of depreciation and amortization)	30,186	—	—	(561)	29,625
Interexchange (exclusive of depreciation and amortization)	18,084	—	—	(5,451)	12,633
Depreciation and amortization	58,859	4,400	—	—	63,259
Gain on disposal of assets, net	492	613	—	—	1,105

Total operating expense	312,476	5,710	—	(19,364)	298,822

Operating income	46,003	4,992	—	—	50,995

Other income (expense):
Interest expense	(600)	(30,503)	—	—	(31,103)
Loss on extinguishment of debt	—	(9,650)	—	—	(9,650)
Interest income	1	1,834	—	—	1,835
Other	16	34,358	19,994	(46,008)	8,360

Total other income (expense)	(583)	(3,961)	19,994	(46,008)	(30,558)

Income (loss) before income taxes	45,420	1,031	19,994	(46,008)	20,437

Income tax (expense) benefit	(19,406)	18,963	—	—	(443)

Net income (loss)	$26,014	$19,994	$19,994	$(46,008)	$19,994

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
19. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Operations
Year Ended December 31, 2005

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$202,845	$22,624	$—	$(22,627)	$202,842
Wireless	86,279	—	—	(44)	86,235
Internet	21,924	—	—	(252)	21,672
Interexchange	21,434	—	—	(5,374)	16,060

Total operating revenue	332,482	22,624	—	(28,297)	326,809

Operating expense:
Local telephone (exclusive of depreciation and amortization)	146,980	734	—	(20,732)	126,982
Wireless (exclusive of depreciation and amortization)	52,665	—	—	(3,258)	49,407
Internet (exclusive of depreciation and amortization)	24,070	—	—	(772)	23,298
Interexchange (exclusive of depreciation and amortization)	20,849	—	—	(3,535)	17,314
Depreciation and amortization	67,427	15,392	—	—	82,819
Loss on disposal of assets, net	(152)	—	—	—	(152)

Total operating expense	311,839	16,126	—	(28,297)	299,668

Operating income	20,643	6,498	—	—	27,141

Other income (expense):
Interest expense	(638)	(35,256)	—	—	(35,894)
Loss on extinguishment of debt	—	(34,882)	—	—	(34,882)
Interest income	—	2,253	—	—	2,253
Other	(3)	8,784	(41,635)	32,601	(253)

Total other income (expense)	(641)	(59,101)	(41,635)	32,601	(68,776)

Income (loss) before income taxes	20,002	(52,603)	(41,635)	32,601	(41,635)

Income tax (expense) benefit	(10,968)	10,968	—	—	—

Net income (loss)	$9,034	$(41,635)	$(41,635)	$32,601	$(41,635)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
19. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Operations
Year Ended December 31, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Operating revenue:
Local telephone	$211,169	$23,097	$—	$(23,079)	$211,187
Wireless	56,743	—	—	(49)	56,694
Internet	20,280	—	—	(107)	20,173
Interexchange	17,067	—	—	(2,414)	14,653

Total operating revenue	305,259	23,097	—	(25,649)	302,707

Operating expense:
Local telephone (exclusive of depreciation and amortization)	145,507	2,585	—	(20,174)	127,918
Wireless (exclusive of depreciation and amortization)	42,179	—	—	(4,261)	37,918
Internet (exclusive of depreciation and amortization)	26,689	—	—	(950)	25,739
Interexchange (exclusive of depreciation and amortization)	20,037	—	—	(264)	19,773
Depreciation and amortization	64,203	14,184	—	—	78,387
Loss on disposal of assets, net	2,795	59	—	—	2,854

Total operating expense	301,410	16,828	—	(25,649)	292,589

Operating income	3,849	6,269	—	—	10,118

Other income (expense):
Interest expense	(511)	(46,010)	(1,120)	—	(47,641)
Loss on extinguishment of debt	—	—	(3,423)	—	(3,423)
Interest income	—	1,633	—	—	1,633
Other	16	(2,482)	(34,751)	37,017	(200)

Total other income (expense)	(495)	(46,859)	(39,294)	37,017	(49,631)

Income (loss) before income taxes	3,354	(40,590)	(39,294)	37,017	(39,513)

Income tax (expense) benefit	(5,620)	5,839	—	—	219

Net income (loss)	$(2,266)	$(34,751)	$(39,294)	$37,017	$(39,294)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
19. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2006

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$54,575	$30,168	$33,134	$(27,138)	90,739

Cash Flows from Investing Activities:
Construction and capital expenditures	(54,017)	(6,199)	—	—	(60,216)
Purchase of short-term investments	—	(57,500)	—	—	(57,500)
Sale of short-term investments	—	68,025	—	—	68,025
Liquidation of long-term investments	—	7,663	—	—	7,663
Release of funds from escrow	—	2,715	—	—	2,715

Net cash used by investing activities	(54,017)	14,704	—	—	(39,313)

Cash Flows from Financing Activities:
Repayments of long-term debt	(548)	(61,312)	—	—	(61,860)
Proceeds from the issuance of long-term debt	—	52,900	—	—	52,900
Debt issuance costs	—	(1,349)	—	—	(1,349)
Payment of cash dividend on common stock	—	—	(35,475)	—	(35,475)
Dividends	—	(27,138)	—	27,138	—
Issuance of common stock, net	—	—	2,341	—	2,341

Net cash provided (used) by financing activities	(548)	(36,899)	(33,134)	27,138	(43,443)

Decrease in cash and cash equivalents	10	7,973	—	—	7,983
Cash and cash equivalents, beginning of the period	132	28,745	—	—	28,877

Cash and cash equivalents, end of the period	$142	$36,718	$—	$—	$36,860

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2005

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$67,013	$2,727	$1,096	$(14,500)	56,336

Cash Flows from Investing Activities:
Construction and capital expenditures	(51,975)	(6,447)	—	—	(58,422)
Purchase of short-term investments	—	(95,095)	—	—	(95,095)
Proceeds from sale of short-term investments	—	119,770	—	—	119,770
Placement of funds in escrow	—	(700)	—	—	(700)
Release of funds from escrow	—	975	—	—	975

Net cash used by investing activities	(51,975)	18,503	—	—	(33,472)

Cash Flows from Financing Activities:
Payments on long-term debt	(505)	(458,510)	—	—	(459,015)
Proceeds from issuance of long-term debt	—	375,000	—	—	375,000
Debt issuance costs	—	(11,307)	—	—	(11,307)
Payment of dividends on common stock	—	—	(30,393)	—	(30,393)
Dividends	(14,500)	—	—	14,500	—
Capital contributions	—	51,771	(51,771)	—	—
Issuance of common stock	—	—	88,885	—	88,885
Stock issuance costs	—	—	(7,817)	—	(7,817)

Net cash provided (used) by financing activities	(15,005)	(43,046)	(1,096)	14,500	(44,647)

Decrease in cash and cash equivalents	33	(21,816)	—	—	(21,783)
Cash and cash equivalents, beginning of the period	99	50,561	—	—	50,660

Cash and cash equivalents, end of the period	$132	$28,745	$—	$—	$28,877

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
19. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2004

	Combined	ACS Holdings	ACS Group		ACS Group
	Subsidiaries	Parent Only	Parent Only	Eliminations	Consolidated
Net cash provided (used) by operating activities	$89,264	$16,669	$8,837	$(55,745)	59,025

Cash Flows from Investing Activities:
Construction and capital expenditures	(52,105)	683	—	—	(51,422)
Purchase of short-term investments	—	(154,650)	—	—	(154,650)
Proceeds from sale of short-term investments	—	162,672	—	—	162,672
Placement of funds in escrow	—	(1,055)	—	—	(1,055)

Net cash used by investing activities	(52,105)	7,650	—	—	(44,455)

Cash Flows from Financing Activities:
Payments on long-term debt	(499)	(9,150)	(17,313)	—	(26,962)
Issuance of common stock	—	—	9,801	—	9,801
Dividends	(36,700)	(19,045)	—	55,745	—
Purchase of treasury stock	—	—	(1,325)	—	(1,325)

Net cash provided (used) by financing activities	(37,199)	(28,195)	(8,837)	55,745	(18,486)

Decrease in cash and cash equivalents	(40)	(3,876)	—	—	(3,916)
Cash and cash equivalents, beginning of the period	139	54,437	—	—	54,576

Cash and cash equivalents, end of the period	$99	$50,561	$—	$—	$50,660

20. COMMITMENTS AND CONTINGENCIES
     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $75 as of December 31, 2006 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
     The Company pledges substantially all property, assets and revenue as collateral on its outstanding debt instruments.
21. OTHER EVENTS
     In January 2006, the Company executed definitive agreements to assume ownership of strategic fiber optic cable network assets from Crest Communications, LLC (“Crest”). The Company exercised its option in April 2005 to assume ownership of such assets. On April 17, 2006, the closing occurred whereby ACS assumed ownership of significant fiber optic transport facilities then owned by Crest in Alaska between Whittier and Anchorage, and between Anchorage and Fairbanks. The Company determined that there was no observable market price for the Crest assets. Accordingly, the Company used a discounted cash flow method based on existing revenue contracts; potential future business and internal savings the Company could generate by using the asset, together with the stand alone costs of operating the asset, and determined the fair value of the Crest assets was nominal. Consistent with the provisions of SFAS 114, Accounting by Creditors for Impairment of Loans, and the determination that the fair value was nominal, the amount recognized as income was the cash settlement of $1,979 upon taking possession of the asset.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
21. OTHER EVENTS (Continued)
     On April 11, 2006, the Company received $7,663 in cash from the liquidation of the Rural Telephone Bank (“RTB”) and the Company recognized a gain of $6,685 from the liquidation of its investment in Class C RTB stock, which had a carrying value of $978.
22. CONSOLIDATED QUARTERLY OPERATING INFORMATION (UNAUDITED)

	Quarterly Financial Data
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2006
Operating revenues	$82,642	$85,071	$90,376	$91,728	$349,817
Operating income	8,904	12,186	16,024	13,881	50,995
Net income (loss)	(8,372)	13,506	8,720	6,140	19,994
Net income (loss) per share:
Basic	(0.20)	0.32	0.21	0.15	0.48
Diluted	(0.20)	0.31	0.20	0.14	0.46

2005
Operating revenues	$77,408	$81,225	$85,701	$82,475	$326,809
Operating income	6,991	8,183	7,229	4,738	27,141
Net loss	(28,530)	(312)	(7,863)	(4,930)	(41,635)
Net loss per share:
Basic and diluted	(0.78)	(0.01)	(0.19)	(0.12)	(1.04)
23. PRIOR YEAR RESTATEMENT OF FINANCIAL STATEMENTS
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
Short-Term Investments
     The Company invests in auction-rate securities and other short-term investments as part of its cash management strategy. These investments had been historically classified as cash and cash equivalents because of the short duration of their interest reset periods. The Company determined, based upon supplemental accounting interpretation regarding the financial statement classification of auction-rate securities and in consultation with the audit committee that these investments and other short-term investments should not be classified as cash equivalents due to their underlying long-term stated maturities. As a result, the 2004 financial statements were restated to change the classification of auction-rate securities and other short-term investments to a separate line item within current assets and the 2004 financial statements have been restated to reflect purchases and sales of auction-rate securities and other short-term investments as investing activity in the statements of cash flows.
Cash Paid to Affiliate
     The Company also restated its 2004 financial statements to reflect the cash payments of $1,262 made during the year ended December 31, 2004 related to the reacquisition of 267 shares of the Company’s stock owned by a retired officer. The restatement resulted in an increase in cash flows from operations and an increase in cash flows used in financing activities.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2006, 2005, and 2004
(In Thousands, Except Per Share Amounts)
23. PRIOR YEAR RESTATEMENT OF FINANCIAL STATEMENTS (Continued)
Stock Incentive Plans
     Subsequent to year end, the Company also reassessed its stock compensation plan models in anticipation of adopting SFAS No. 123(R), Share-Based Payment, in 2005. The primary cause of this restatement relate to the treatment of forfeitures and the period over which the compensation cost should be recorded. During the reassessment the Company also identified certain corrections to the stock option valuation model assumptions. The 2004 footnote disclosure in Note 1 was restated to correct these factors. As no stock-based compensation expense had yet been recorded by the Company, there was no change to the underlying financial statements other than Note 1.
     On November 3, 2005, the Company filed a 2004 Form 10-K/A restating these items. The 2004 and 2003 balances presented within the 2005 Form 10-K are also reflective of the restatements.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Schedule II – Valuation and Qualifying Accounts
(In Thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	costs and	other		End
Description	of Period	expenses	accounts (1)	Deductions (2)	of Period
2006 Allowance for doubtful accounts	$6,206	$5,121	$(61)	$(3,832)	$7,434

2005 Allowance for doubtful accounts	$4,869	$4,494	$(26)	$(3,131)	$6,206

2004 Allowance for doubtful accounts	$4,865	$2,922	$948	$(3,866)	$4,869

(1)	Represents the reserve for accounts receivable collected on behalf of others, net of recovery.

(2)	Represents credit losses, net of recovery.