Form 10-Q
period 2007-03-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2007-05-07
CIK 1089511

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐       No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS :
The number of shares outstanding of the registrant’s Common Stock, as of April 27, 2007, was 42,715,147.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands Except Per Share Amounts)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$35,686	$36,860
Restricted cash	2,081	1,700
Accounts receivable-trade, net of allowance of $7,507 and $7,434	36,071	39,801
Materials and supplies	9,325	7,977
Prepayments and other current assets	3,456	3,514

Total current assets	86,619	89,852

Property, plant and equipment	1,172,904	1,164,450
Less: accumulated depreciation	782,163	767,907

Property, plant and equipment, net	390,741	396,543

Goodwill	38,403	38,403
Intangible assets	21,604	21,604
Debt issuance cost	8,968	9,437
Deferred charges and other assets	4,698	6,482

Total assets	$551,033	$562,321

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Current portion of long-term obligations	$1,013	$1,025
Accounts payable — affiliates	—	2,942
Accounts payable, accrued and other current liabilities	56,656	62,307
Advance billings and customer deposits	9,703	10,667

Total current liabilities	67,372	76,941

Long-term obligations, net of current portion	436,837	437,188
Other deferred credits and long-term liabilities	75,770	72,881

Total liabilities	579,979	587,010

Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized	427	423
Additional paid in capital in excess of par value	278,514	288,055
Accumulated deficit	(307,168)	(314,733)
Accumulated other comprehensive (loss) income	(719)	1,566

Total stockholders’ equity (deficit)	(28,946)	(24,689)

Commitments and contingencies
Total liabilities and stockholders’ equity (deficit)	$551,033	$562,321

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2007	2006
Operating revenues:
Wireline	$58,831	$58,134
Wireless	31,742	24,508

Total operating revenues	90,573	82,642

Operating expenses:
Wireline (exclusive of depreciation and amortization)	43,849	42,105
Wireless (exclusive of depreciation and amortization)	15,860	13,814
Depreciation and amortization	16,288	17,097
Loss on disposal of assets, net	3	722

Total operating expenses	76,000	73,738

Operating income	14,573	8,904

Other income and expense:
Interest expense	(7,610)	(7,974)
Loss on extinguishment of debt	—	(9,650)
Interest income	529	392
Other	80	(44)

Total other income and expense	(7,001)	(17,276)

Income (loss) before income tax	7,572	(8,372)

Income tax expense	(7)	—

Net income (loss)	$7,565	$(8,372)

Net income (loss) per share:
Basic	$0.18	$(0.20)

Diluted	$0.17	$(0.20)

Weighted average shares outstanding
Basic	42,384	41,790

Diluted	43,876	41,790

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
Three months Ended March 31, 2007 and 2006
(Unaudited, In Thousands Except Per Share Amounts)

				Paid in		Accumulated
				Capital in		Other
		Common	Treasury	Excess of	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Stock	Par	Deficit	Income (Loss)	Equity (Deficit)
Balance, December 31, 2005		$462	$(18,443)	$333,522	$(334,727)	$322	$(18,864)

Components of comprehensive income (loss):
Net loss		—	—	—	(8,372)	—	(8,372)
Interest rate swap marked to market		—	—	—	—	5,649	5,649

Total comprehensive loss							(2,723)

Dividends declared		—	—	(9,032)	—	—	(9,032)

Stock compensation costs		—	—	1,576	—	—	1,576

Cashless exercise of stock plan shares and related taxes	104	—	—	(916)	—	—	(916)

Issuance of shares of common stock pursuant to stock plans, $.01 par	271	3	—	788	—	—	791

Balance, March 31, 2006		$465	$(18,443)	$325,938	$(343,099)	$5,971	$(29,168)

Balance, December 31, 2006		$423	$—	$288,055	$(314,733)	$1,566	$(24,689)

Components of comprehensive income (loss):
Net income		—	—	—	7,565	—	7,565
Interest rate swap marked to market		—	—	—	—	(2,285)	(2,285)

Total comprehensive income							5,280

Dividends declared		—	—	(9,189)	—	—	(9,189)

Stock compensation costs		—	—	1,682	—	—	1,682

Cashless exercise of stock plan shares and related taxes	180	—	—	(7,137)	—	—	(7,137)

Issuance of shares of common stock pursuant to stock plans, $.01 par	393	4	—	5,103	—	—	5,107

Balance, March 31, 2007		$427	$—	$278,514	$(307,168)	$(719)	$(28,946)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$7,565	$(8,372)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,288	17,097
Loss on disposal of assets	3	722
Gain on sale of long-term investments	(152)	—
Amortization of debt issuance costs and original issue discount	473	3,734
Stock compensation costs	1,682	1,576
Changes in components of assets and liabilities:
Accounts receivable and other current assets	2,440	4,415
Accounts payable and other current liabilities	(2,505)	(538)
Deferred charges and other assets	146	(526)
Other deferred credits	1,814	(2,917)

Net cash provided by operating activities	27,754	15,191

Cash Flows from Investing Activities:
Investment in construction and capital expenditures	(10,020)	(8,415)
Change in unsettled construction and capital expenditures	(7,142)	(7,319)
Purchase of short-term investments	(17,225)	(7,500)
Sale of short-term investments	17,225	16,025
Liquidation of long-term investments	162	—
Placement of funds in restricted account	(1,982)	—
Release of funds from escrow	1,601	—

Net cash used by investing activities	(17,381)	(7,209)

Cash Flows from Financing Activities:
Repayments of long-term debt	(418)	(61,270)
Proceeds from the issuance of long-term debt	—	52,900
Debt issuance costs	—	(1,349)
Payment of cash dividend on common stock	(9,099)	(8,336)
Issuance of common stock	(2,030)	(125)

Net cash used by financing activities	(11,547)	(18,180)

Decrease in cash and cash equivalents	(1,174)	(10,198)

Cash and cash equivalents at the beginning of the period	36,860	28,877

Cash and cash equivalents at the end of the period	$35,686	$18,679

Supplemental Cash Flow Data:
Interest paid, net of capitalized interest	$7,268	$9,992
Income taxes paid, net of refund	134	—

Supplemental Noncash Transactions:
Property acquired under captial leases and mortgages	$51	$—
Dividend declared, but not paid	9,189	9,032
See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Alaska Communications Systems Group, Inc., a Delaware corporation, and its Subsidiaries (the “Company” or “ACS Group”), is engaged principally in providing wireline and wireless services to its retail consumer, business and wholesale customers in the State of Alaska through its telecommunications subsidiaries. The Company’s wireline activities include local telephone, Internet and interexchange services. The Company was formed in October of 1998 for the purpose of acquiring and operating telecommunications properties.
     The accompanying consolidated financial statements for the Company represent the consolidated financial position, results of operations and cash flows principally of the following entities:
•	ACS Group

•	Alaska Communications Systems Holdings, Inc. (“ACS Holdings”)

•	ACS of Anchorage, Inc. (“ACSA”)

•	ACS of the Northland, Inc. (“ACSN”)

•	ACS of Alaska, Inc. (“ACSAK”)

•	ACS of Fairbanks, Inc. (“ACSF”)

•	ACS Internet, Inc. (“ACSI”)

•	ACS Long Distance, Inc. (“ACSLD”)

•	ACS Wireless, Inc. (“ACSW”)
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. However, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications have been made to the 2006 financial statements to make them conform to the current presentation. The most significant of these reclassifications is the presentation of the business segment footnote. The note was modified to more accurately represent the way the Company’s management views the operations of the business. The presentation focuses on wireline and wireless activities rather than individual product lines offered under those segments. See “Note 7, Business Segments” for further detail.
     In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.
Revenue Recognition
     Access revenue is recognized when earned. The Company participates in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska (“RCA”) within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At March 31, 2007 and December 31, 2006, the Company had liabilities of $17,767 and $21,448, respectively, related to its estimate of refundable revenue.
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
subscriber calling patterns. Non-ACS customers roaming on our network resulted in third-party roaming revenue increasing to $3,244 from $1,857 for the three months ended March 31, 2007 and 2006, respectively. Our wireline segment experiences similar seasonal effects, but we do not believe these effects are material.
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
     The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction, which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $68,512 and $65,724 as of March 31, 2007 and December 31, 2006, respectively, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. If the Company were not following SFAS No. 71, it would have recorded additional cumulative depreciation expense in the three months ended March 31, 2007, of $2,788 for the intrastate and local jurisdictions. The Company also has a regulatory liability of $61,882 and $61,486 at March 31, 2007 and December 31, 2006, respectively, related to accumulated removal costs. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143, Accounting for Asset Retirement Obligations. Non-regulated revenues incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles. SFAS No. 71 also requires revenue generated between regulated and non-regulated group companies not be eliminated on consolidations; these revenues totaled $9,126 and $7,560 for the three months ended March 31, 2007 and 2006, respectively.
Income Taxes
     The Company recorded $7 and zero for income taxes for the quarterly periods ended March 31, 2007 and 2006, respectively. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. It is possible that management’s estimates as to the likelihood of realization of its deferred tax assets could change as a result of changes in estimated operating results. Should management conclude that these deferred tax assets are, at least in part, realizable, the valuation allowance will be reduced to the extent of such realization and recognized as a deferred income tax benefit in the statement of operations in the period of change.
     The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, the Company had no accrued income tax interest or penalties. Tax returns prior to 2003 are no longer subject to examination by major tax jurisdictions.
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Taxes Collected from Customers and Remitted to Government Authorities
     In June 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement was issued. EITF 06-3 was effective for accounting periods beginning after December 15, 2006. The consensus reached in this Issue is that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenues) basis is an accounting policy decision and should be disclosed pursuant to Opinion 22. We currently exclude taxes, collected from customers and payable to government authorities, from revenue. Taxes payable to government authorities are presented as a liability on the Consolidated Balance Sheets.
2. NEW ACCOUNTING STANDARDS
     In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 was effective for the Company on January 1, 2007. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The impact of the Company’s reassessment of its tax positions in accordance with the adoption of FIN 48 did not have a material impact on the results of operations, financial condition or liquidity. At the adoption date of January 1, 2007 the Company had $120,478 of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. At March 31, 2007, the Company had $117,763 of unrecognized tax benefits.
3. ASSET RETIREMENT OBLIGATION
     In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 was effective for the Company on December 31, 2005, and required it to recognize asset retirement obligations which are conditional on a future event. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. The Company has a regulatory liability of $61,882 and $61,486 at March 31, 2007 and December 31, 2006, respectively, related to accumulated removal costs for its local telephone subsidiaries. Consistent with the industry, the Company follows SFAS No. 71, for asset retirement obligations associated with its regulated telephone plant. The Company’s assets are pooled and the depreciable lives set by the regulators include a removal component which, in effect, accounts for the cost of removal. Non-regulated operations of the Company are accounted for under the principles of SFAS No. 143 and FIN 47 for which the Company has recorded a retirement obligation of $1,224 and $1,171 as of March 31, 2007 and December 31, 2006, respectively. These costs were recorded as a result of the Company’s estimated obligation related to the removal of certain cell sites at the end of their operating lease term, adjusted for accretion over the life of the lease.
     The following table outlines the changes in the accumulated retirement obligation liability:

Balance, January 1, 2006	$836
Asset retirement obligation	239
Accretion expense	100
Settlement of lease obligations	(4)

Balance, December 31, 2006	$1,171
Asset retirement obligation	31
Accretion expense	22
Settlement of lease obligations	—

Ending Balance, March 31, 2007	$1,224

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
4. EARNINGS PER SHARE
          Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the treasury stock method. Potential common share equivalents, which consisted of options and restricted stock granted to employees, and deferred shares granted to directors resulted in dilutive earnings per share for the three months ended March 31, 2007. As the Company incurred a loss for the three months ended March 31, 2006, it excluded the anti-dilutive impact of options, restricted stock and deferred shares from its earnings per share calculation in those periods.
          Earnings per share for the three months ended March 31, 2007 were as follows:

Numerator — net income	$7,565

Denominator — weighted average shares outstanding:
Basic shares	42,384
Dilutive impact of options, restricted and deferred shares	1,492

Dilutive shares	43,876

Earnings per share:
Basic	$0.18

Diluted	$0.17

5. STOCK INCENTIVE PLANS
          Under various plans, ACS Group, through the Compensation Committee of the Board of Directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At March 31, 2007, ACS Group has reserved a total of 10,060 shares (10.06 million) of authorized common stock for issuance under the plans. In general, options under the plans vest ratably over three, four or five years. After the plans terminate, all shares granted under the plan, prior to its termination, continue to vest under the terms of the grant when it was awarded.
Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan
          ACS Group has reserved 7,160 shares under this plan, which was adopted by the Company in November 1999. At March 31, 2007, 8,642 equity instruments have been granted, 3,248 have been forfeited, 3,863 have been exercised/ converted and 1,766 shares are available for grant under the plan.
Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan (ESPP)
          This plan was also adopted by ACS Group in November 1999. ACS Group has reserved 1,550 shares under this plan. At March 31, 2007, 864 shares are available for issuance and sale. The plan will terminate on December 31, 2009. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week or is for not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.
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
2003 Options for Officer Inducement Grant
          During 2003, the Company’s Board of Directors awarded 1,000 options as an inducement grant in hiring the Company’s Chief Executive Officer. As of March 31, 2007, 400 options have been exercised/converted and 600 are currently outstanding. The options were registered with the Securities Exchange Commission on Form S-8 during October 2004.
ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan
          The non-employee director stock compensation plan was adopted by ACS Group in November 1999. ACS Group has reserved 350 shares under this plan. At March 31, 2007, 195 shares have been awarded and 155 shares are available for grant under the plan. In 2007 and 2006, the plan requires directors to receive not less than 50% of their annual retainer in the form of ACS Group’s stock and directors are permitted to elect up to 100% of their annual retainer in the form of ACS Group’s stock. For the three months ended March 31, 2007, four shares under the plan were awarded to directors, of which one was elected to be deferred until termination of service by the directors.
SFAS No. 123(R), Share-Based Payment
          Total compensation cost for share-based payments under SFAS No. 123(R) was $1,682 and $1,576 for the three months ended March 31, 2007 and 2006, respectively. Accrued compensation expense associated with restricted shares (and ESPP) yet to be awarded was $70 and $355 for the three months ended March 31, 2007 and 2006, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
          There were no options granted for the three months ended March 31, 2007 and 2006, respectively. There were 91 and 719 restricted stock grants for the three months ended March 31, 2007 and 2006, respectively. The following table describes the assumptions used for valuation of equity instruments awarded during the three months ended March 31, 2007 and 2006.

	2007	2006
Restricted stock grants:
Risk free rate	5.25%	4.50%
Dividend yield	5.58%	7.94%
Expected forfeiture rate	8.91%	2.00%
Options and Restricted Stock Outstanding
     Stock Options
          Proceeds from the exercise of stock options for the three months ended March 31, 2007 were $632. The Company chose to remit $251 of these proceeds, for payroll taxes, in exchange for shares surrendered back to the Company.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
5. STOCK INCENTIVE PLANS (Continued)
     Information on outstanding options under the plan for the three months ended March 31, 2007 is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 1	1,494	$5.35
Granted	—	—
Exercised	(130)	4.84
Canceled or expired	(80)	4.35

Outstanding at March 31, 2007	1,284	5.47	6.07	$11,919

Exercisable at March 31, 2007	375	$6.65	5.76	3,036

Restricted Stock
          Select information on restricted stock under the plan for 2007 is as follows:

		Weighted
		Average
	Number of	Fair
	Shares	Value
Outstanding at January 1, 2007	1,192	$9.22
Granted	91	9.18
Vested	(440)	9.21
Canceled or expired	4	12.96

Outstanding at March 31, 2007	847	$8.98

          Equity instrument activity under the plan for 2007 and 2006 is as follows:
               ( i ) Unamortized stock-based payment and the weighted average expense period at March 31, 2007:

		Average Period
	Unamortized	to Expense
	Expense	(years)
Stock options	$469	0.8
Restricted stock	5,610	1.4

	$6,079	1.4

               ( ii ) Information on the fair value of equity instruments granted, shares vested, and options exercised is summarized as follows:

	Three Months Ended
	March 31
	2007	2006
Weighted-average grant-date fair value of equity instruments granted	$9.18	$9.73
Total fair value of shares vested during the period	$4,277	$1,845
Total intrinsic value of options exercised	$1,314	$1,041

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
          In March of 2007 the Company made no contribution for the 2006 plan year, and in March of 2006 the Company contributed $600 in cash for the 2005 plan year.
          The following table represents the net periodic pension expense for the ACS Retirement Plan for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Interest cost	$195	$192
Expected return on plan assets	(247)	(215)
Amortization of loss	77	108
Amortization of prior service cost	51	51

Net periodic pension expense	$76	$136

7. BUSINESS SEGMENTS
          The Company has two reportable segments: wireline and wireless. The wireline segment in turn has three unique product lines; local telephone, Internet and interexchange. Local telephone provides landline telecommunications services and consists of local telephone service and other revenue, and network access; Internet provides Internet service and advanced IP based private networks; and interexchange provides switched and dedicated long distance services. The wireless segment provides wireless telecommunications service. Each reportable segment is a strategic business offering different services than those offered by the other segments. The Company evaluates the performance of its segments based on operating income (loss) and other quantitative factors related to the overall contribution of individual products and services to total Company performance.
          The Company also incurs interest expense, interest income and other operating and non-operating income and expense at the corporate level which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non-operating income and expense items are provided in the accompanying table under the caption “All Other” in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at ACS Holdings and are allocated to the business segments based on operating revenue. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
7. BUSINESS SEGMENTS (Continued)
          The following table illustrates selected financial data for each segment as of and for the three months ended March 31, 2007:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$61,174	$31,752	$2,635	$(4,988)	$90,573
Depreciation and amortization	12,232	3,008	1,048	—	16,288
Operating income (loss)	1,557	11,573	1,443	—	14,573
Interest expense	(219)	(1)	(7,390)	—	(7,610)
Interest income	—	—	529	—	529
Income tax (expense) benefit	(371)	(4,748)	5,112	—	(7)
Net income (loss)	966	6,825	(226)	—	7,565
Total assets	397,689	150,474	2,870	—	551,033
Capital expenditures	5,049	3,991	1,031	—	10,071
          Operating revenue disclosed above includes inter-segment operating revenue of $14,114 of which $4,988 is eliminated. By segment, affiliate revenue balances are as follows: wireline, $10,869 of which $2,347 is eliminated; wireless, $614 of which $10 is eliminated; and all other, $2,631 of which $2,631 is eliminated. In accordance with SFAS No. 71, affiliate revenue and expense between local telephone and all other segments is not eliminated.
          The following table illustrates selected financial data for each segment as of and for the three months ended March 31, 2006:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$59,665	$24,519	$3,419	$(4,961)	$82,642
Depreciation and amortization	12,559	2,710	1,828	—	17,097
Operating income (loss)	989	7,129	786	—	8,904
Interest expense	(138)	(1)	(7,835)	—	(7,974)
Loss on extinguishment of debt	—	—	(9,650)	—	(9,650)
Interest income	—	—	392	—	392
Income tax (expense) benefit	(748)	(2,932)	3,680	—	—
Net income (loss)	103	4,196	(12,671)	—	(8,372)
Total assets	415,375	128,103	6,579	—	550,057
Capital expenditures	6,072	1,773	570	—	8,415
          Operating revenue disclosed above includes inter-segment operating revenue of $12,521 of which $4,961 is eliminated. By segment, affiliate revenue balances are as follows: wireline, $8,462 of which $1,534 is eliminated; wireless, $643 of which $11 is eliminated; and all other, $3,416 of which $3,416 is eliminated. In accordance with SFAS No. 71, affiliate revenue and expense between local telephone and all other segments is not eliminated.
8. COMMITMENTS AND CONTINGENCIES
          The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $25 at March 31, 2007 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
9. OTHER EVENTS
          In March 2007, the Company entered into a Settlement Agreement with GCI resolving certain disputes related to the Company’s provision to GCI of unbundled network elements (“UNEs”). The parties have agreed to dismiss each party’s pending appeal before the United States Court of Appeals of the Order of the FCC related to the Company’s petition filed on September 30, 2005.
          In addition to, and in consideration of the forgoing, the Agreement requires both parties to enter a Global Interconnection Agreement (“GIA”), which covers all of the Company’s local and statewide exchange markets. The agreement sets forth the terms for certain statewide rates offered by the Company to GCI for UNEs and interconnection rights. These terms will be likewise set forth in the GIA. In the event the parties do not execute the GIA, the parties have agreed to submit to binding arbitration. Approval of the GIA by the RCA is required.
          The term of the Agreement is five (5) years initially, with one year automatic extensions until terminated. The rates set forth in the agreement became effective on April 1, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements and Analysts’ Reports
     This Form 10-Q and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “us” the “Company,” and “ACS Group”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Management’s discussion and analysis of financial condition and results of operations” and elsewhere. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):
•	rapid technological developments and changes in the telecommunications industries;

•	our competitive environment;

•	changes in revenue from Universal Service Funds (“USFs”);

•	changes in revenue resulting from regulatory actions affecting intercarrier compensation;

•	regulatory limitations on our ability to change our pricing for communications services;

•	possible widespread or lengthy failures of our system or network cables, particularly our non-redundant systems, including our primary fiber-link connecting Alaska and the lower 48-states, which would cause significant delays or interruptions of service and loss of customers;

•	other unanticipated damage to one or more of our high capacity cables resulting from construction or digging mishaps or natural disasters;

•	the possible future unavailability of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, to our wireline subsidiaries;

•	our ability to bundle our products and services;

•	changes in the demand for our products and services;

•	changes in general industry and market conditions and growth rates;

•	changes in interest rates or other general national, regional or local economic conditions;

•	governmental and public policy changes;

•	our ability to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders;

•	the continued availability of financing in the amounts, at the terms, and subject to the conditions necessary to support our future business;

•	the success of any future acquisitions;

•	changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; and

•	the matters described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
Introduction
     As our Company and the industry have evolved members of our management have re-evaluated the way we manage our operations and how we measure success. The focus on bundling of services and the recognition that individual product lines combine to represent a cohesive package to our customers has resulted in a change in our segment reporting. These segments now focus on wireline and wireless activities as combined product offerings. The following MD&A now classifies our offerings within these segments while still providing information on how individual components of our segments contribute to the whole. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the other financial information included elsewhere in this Form 10-Q.
     We generate revenue primarily through:
•	the provision of wireline services, including:
▪	Local telephone services, including:
•	basic local service to retail customers within our service areas;

•	wholesale service to Competitive Local Exchange Carriers (“CLECs”);

•	network access services to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls;

•	enhanced services;

•	ancillary services, such as billing and collection; and

•	universal service payments;
▪	Internet services; and

▪	Interexchange network long-distance and data services.
•	the provision of wireless services.
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
     Internet — We are the second largest provider of Internet access services in Alaska with over 57,000 customers. We offer dial-up and dedicated digital subscriber line (“DSL”) Internet access to our customers. We are also a single source provider of advanced IP based private networks in Alaska.
     Interexchange — We provide switched and dedicated long distance services to over 65,000 customers in Alaska. The traffic from these customers is carried over our owned or leased facilities.
     Wireless — We are the second largest statewide provider of wireless services in Alaska, currently serving over 137,000 subscribers. Our wireless network footprint covers over 542,000 residents, including all major population centers and highway and ferry corridors. We offer wireless service primarily on our digital network known as CDMA 1xRTT, which provides customers with improved voice call quality, average mobile data speeds of 70-80kbps and a platform for the launch of enhanced services. We offer wireless broadband service based on EV-DO which enables high speed data connectivity with speeds that burst up to 2mbps to our wireless markets in Anchorage, Fairbanks, and Juneau. We also maintain a time division multiple access (“TDMA”) wireless network for our customers who have not yet upgraded to CDMA. We estimate that our CDMA service currently covers 81% of the state of Alaska’s population of approximately 670,000 residents.
     Video Entertainment — We provide video entertainment services on a resale basis through our partnership with the satellite provider, DISH Network. The current agreement with the provider became effective in August 2003 and will either be renegotiated or will terminate in December 2007.
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

     We use an allowance method to estimate the net realizable value of accounts receivable. As of March 31, 2007, the allowance for doubtful accounts receivable was $7.5 million. Actual collection results could vary significantly from this estimate.
     Access revenue is recognized when earned. We participate in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, our policy is to defer revenue collected until settlement methodologies are resolved and finalized. At March 31, 2007, we had recorded liabilities of $17.8 million related to our estimate of refundable access revenue. Actual results could vary from this estimate.
     We use the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. The cumulative valuation allowance against deferred tax assets was $117.8 million as of March 31, 2007, which represents 100% of all deferred tax assets.
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
     We implemented, effective January 1, 2003, higher depreciation rates for our regulated telephone plant for the interstate jurisdiction, which we believe approximates the economically useful lives of the underlying plant. As a result, we have recorded a regulatory asset under SFAS No. 71 of $68.5 million and $65.7 million as of March 31, 2007 and December 31, 2006, respectively, related to depreciation of the regulated telephone plant allocable to our intrastate and local jurisdictions. If we were not following SFAS No. 71, these costs would have been charged to expense as incurred. We also have a regulatory liability of $61.9 million and $61.5 million at March 31, 2007 and December 31, 2006, respectively, related to accumulated removal costs on the local exchange subsidiaries. If we were not following SFAS No. 71, we would have followed SFAS No. 143 for asset retirement obligations associated with our regulated telephone plant. SFAS No. 71 also requires revenue generated between regulated and non-regulated companies not be eliminated on consolidation; these revenues totaled $9.1 million and $7.6 million for the three months ended March 31, 2007 and 2006, respectively. Non-regulated revenues incurred by our local telephone exchange operations and our non-regulated operations are not accounted for under SFAS No. 71 principles.
     Goodwill and indefinite-lived intangible assets are assessed for impairment on at least an annual basis. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. We determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. At March 31, 2007, we had recorded goodwill of $38.4 million applicable to our local telephone and wireless segments and intangible assets of $21.6 million related primarily to our wireless segment, of which none was considered impaired.
     As of July 1, 2005, we adopted SFAS No. 123(R), which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. As a result of the adoption of SFAS No. 123(R), and the issuance of restricted stock, we recorded $1.7 million and $1.6 million of stock-based compensation for the three months ended March 31, 2007 and 2006, respectively.
     We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business, and have recorded litigation reserves of $0.03 million against certain claims and legal actions as of March 31, 2007. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress.
Employees
     As of March 31, 2007, we employed approximately 986 regular full-time employees, 7 regular part-time employees and 5 full-time temporary employees. Of these employees, approximately 77% are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Management considers employee relations to be good with both the represented and non-represented workforce.
RESULTS OF OPERATIONS
     All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
  Operating Revenue
     Operating revenue increased $7.9 million, or 9.6%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Wireline revenue increased 1.2%, while wireless revenue increased 29.5% compared to the corresponding period of 2006.
     Wireline
     The following table summarizes our consolidated wireline revenue by category:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Local network service	$19,831	$19,897
Network access	21,737	24,026
Deregulated and other	5,762	4,352

Local telephone	47,330	48,275
Internet	7,072	5,986
Interexchange	4,429	3,873

Total wireline revenue	$58,831	$58,134

     The following table summarizes our wireline retail relationships:

	Three Months Ended
	March 31,
	2007	2006
Wireline retail relationships
Local telephone	193,851	197,415
Interexchange	65,043	58,552
Internet	57,176	54,025

Total wireline retail relationships	316,070	309,992

     Local Telephone. Local telephone revenue, which consists of local network service, network access , and deregulated and other revenue decreased $0.9 million, or 2.0%, for the three months ended March 31, 2007 compared to the same period in 2006.
     Consistent with the U.S. telecommunications industry trend, we experienced a loss of local telephone access lines as customers migrated to broadband Internet services reducing demand for second lines, migrated to cable telephony, or replaced landline service with wireless service. Our primary competitor is deploying cable telephony and continues to switch its UNE-loop (“UNE-L”) provisioned subscribers over to its own network. We have seen wholesale and UNE lines decline 23.6% to 52,026 on March 31, 2007, from 68,066 on March 31, 2006.
     Local network service revenue decreased $0.1 million or 0.3% for the three months ended March 31, 2007, compared to the three months ended March 31, 2006:
•	Revenue from retail lines increased by $0.2 million to $11.5 million with higher revenue per line driven by increased feature penetration and a lower level of service credits more than offsetting a 1.8% decline in local telephone retail lines;

•	Revenue from wholesale and UNE lines declined by $0.7 million to $3.8 million primarily driven by a 23.6% decline in lines offset in part by favorable mix shifts; and

•	Bad debt expense improved $0.5 million year over year.
     Network access revenue is based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for our retail and resale customers. Network access revenue decreased $2.3 million, or 9.5%, for the three months ended March 31, 2007, compared to the same period in 2006, driven in part by a reduction in allowable expenses and the continued shift of voice traffic to wireless networks. We expect that network access revenue will decline as a component of local telephone revenue for the foreseeable future.
     Deregulated and other revenue increased $1.4 or 32.4%. The increase is primarily the result of an increase in deregulated equipment sales (“CPE”) of $1.1 million over the prior year.
     Internet. Internet revenue increased $1.1 million, or 18.1%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily as a result of growth in data sales to businesses and DSL subscribers, which increased 19.0% to 45,448 at March 31, 2007 from 38,179 at March 31, 2006. This increase was partially offset by a decline in our dial up customer base.
     Interexchange. Interexchange revenue increased $0.6 million, or 14.4%, for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Long distance subscribers increased by 11.1% to 65,043 at March 31, 2007, from 58,552 at March 31, 2006 and non-affiliate quarterly minutes of use increased to 30.1 million for the three months ended March 31, 2007, from 29.1 million for the three months ended March 31, 2006.
     Wireless
     Wireless revenue increased $7.2 million, or 29.5%, to $31.7 million for the three months ended March 31, 2007 compared to $24.5 million for the three months ended March 31, 2006. This increase is due primarily to the following:

•	growth in average subscribers of 14.7% to 135,750 from 118,339 for the three months ended March 31, 2007 and 2006, respectively;

•	an increase in quarterly average revenue per unit, or ARPU, of 5.8% to $60.60 from $57.30 for the three months ended March 31, 2007 and 2006, respectively, primarily as a result of improved subscriber mix with a higher proportion of post paid retail subscribers, increased plan revenue, feature revenue, roaming revenue, regulatory surcharges and receipt of competitive eligible telecommunications carriers (“CETC”) funding which added $10.26 and $8.93 to wireless ARPU in the first quarter of 2007 and 2006, respectively;

•	higher phone and accessory sales in the three months ended March 31, 2007 resulting in $2.1 million of handset revenue compared to $1.6 million for the three months ended March 31, 2006; and

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $3.2 million from $1.9 million for the three months ended March 31, 2007 and 2006, respectively.
  Operating Expense
     Operating expense increased $2.3 million, or 3.1%, to $76.0 million for the three months ended March 31, 2007, from $73.7 million for the three months ended March 31, 2006. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
     Wireline
     Wireline expenses, which include local telephone, Internet and interexchange, increased $1.7 million or 4.1% for the three months ended March 31, 2007. The increase is primarily attributable to a $1.0 million vendor credit received in 2006 for services provided in prior years and a $0.6 million increase in CPE expense associated with higher CPE sales.
     Wireless
     Wireless expense increased $2.0 million, or 14.8%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Major components of higher expense are:
•	Network build out resulted in $1.2 million of additional expense;

•	Increase of $0.5 million in handset, accessory and data content expense; and

•	Increase of $0.4 in advertising expense
     Depreciation and amortization. Depreciation and amortization expense decreased $0.8 million, or 4.7%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The decrease is primarily due to certain asset classes reaching their maximum depreciable lives.
     Loss on disposal of Assets. The loss on disposal of assets decreased $0.7 million from March 31, 2006 due to mass retirements in the prior year arising from our process improvement initiatives.
  Other income and expense
     Other income and expense has decreased by $10.3 million. The decrease is primarily attributable to a $9.7 million loss on the extinguishment of debt incurred in the prior year quarter and a $0.4 million reduction in interest expense following the completion an accretive debt restructuring program. In addition, we recorded a $0.2 million gain on the sale of our remaining equity interest in ACS Media, LLC.
  Income Taxes
     We have fully reserved the income tax benefit resulting from the consolidated losses we have incurred since May 14, 1999, the date of the acquisition of substantially all of our operations.
  Net income (loss)
     The increase in net income is primarily a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
     Sources
     We have satisfied our cash requirements in the first quarter of 2007 for operations, capital expenditures and debt service primarily through internally generated funds. For the three months ended March 31, 2007, our net cash flows provided by operating activities were $27.8 million. At March 31, 2007, we had approximately $19.2 million in net working capital, approximately $35.7 million in cash and cash equivalents and $2.1 million in restricted cash. As of March 31, 2007, we had $45.0 million of remaining capacity under our revolving credit facility, representing 100% of available capacity.
     From time to time we make purchases of our outstanding debt securities on the open market or in negotiated transactions. The timing and amount of such purchases, if any, will depend upon cash needs and market conditions, among other things. The 2005 senior secured credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and payment of dividends. The 2005 senior credit facility also requires that we achieve certain financial ratios quarterly and we are currently operating comfortably within their restrictions. We have entered into a series of interest swap agreements that have effectively hedged London Inter-Bank Offered Rate (“LIBOR”) on our entire term loan.
     Uses
     Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been significant. The construction and geographic expansion of our wireless network has required significant capital. The implementation of our interexchange network and data services strategy is also capital intensive. Capital expenditures for the three months ended March 31, 2007 were $17.2 million, inclusive of $7.1 million of cash used to settle the net movement in balances outstanding for capital equipment received since December 31, 2006. New capital acquisition for 2007 totaled $10.1 million of which $1.9 million was expended on wireless capacity augmentation in the major tourist corridors where we receive a seasonal influx of visitors during the summer months. We intend to fund future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under our revolving credit facility.
     Our capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, and our decision to pursue specific acquisition and investment opportunities, among other things.
     On October 28, 2004, we announced the adoption of a dividend policy by our board of directors and declared our first quarterly dividend of $0.185 per share. On March 21, June 14, September 16, and November 30, 2005, our board of directors declared quarterly cash dividends of $0.20 per share. In February 2006, we announced our board of directors increased our dividend policy to an annual rate of $0.86 per share, an increase of 7.5% over the previous annual rate of $0.80 per share. Based on current shares outstanding at April 27, 2007 of approximately 42.7 million shares, and our current dividend of $0.86 per share, our current annual dividend commitment is $36.7 million. Dividends on our common stock are not cumulative.
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
     We believe that we will be able to capitalize on this demand through our diverse service offerings on our owned circuit switched and IP facilities, new sales and marketing initiatives directed toward basic and enhanced voice, and data services, and our ability to provide customers an integrated bundle of telecommunication services including local telephone, wireless, Internet, long distance, messaging and video entertainment.
     Consistent with the U.S. telecommunications industry, we continue to experience losses in local telephone access lines as customers cancel second lines, replace wireline services with wireless, and migrate to cable telephony. Our primary wholesale and UNE customer has announced plans to migrate most of its customers to its own cable telephony plant during the next three years. We anticipate that these trends will continue.
     The telecommunications industry is extremely competitive, and we expect competition to intensify in the future. As an Incumbent LEC (“ILEC”), we face competition from resellers — local providers who lease our UNEs — and from providers of local telephone services over separate facilities. Moreover, we anticipate that existing and emerging wireless technologies will increasingly compete with LEC services. Similarly, we expect local and interexchange service competition will continue to come from cable television providers and voice over IP providers. In wireless services, we currently compete with at least one other wireless provider in each of our wireless service areas. In the highly competitive business for Internet access services, we currently compete with a number of established online service companies, interexchange carriers and cable companies. In the interexchange market, we face competition from two major interexchange providers and believe we currently have less than 5% of total revenue in Alaska.
     The telecommunications industry is subject to continuous technological change. We expect that new technological developments in the future will generally serve to enhance our ability to provide service to our customers. However, these developments may also increase competition or require us to make significant capital investments to maintain our leadership position in Alaska.
     Recent Developments
     On April 26, 2007, we announced an ongoing review of a strategic investment opportunity premised on the construction of a fiber facility between Alaska and the Pacific Northwest. We estimate that the investment, if made, would require an up-front capital expenditure of $75 million to $90 million, which we would seek to finance through additional indebtedness. In addition, we estimate annual cash costs thereafter, inclusive of financing costs, would amount to $10 million to $12 million. We project that this fiber facility would be available commercially in early 2009. Our estimates are preliminary only and may not reflect the actual costs of the construction, operation, or maintenance of such a fiber facility. At this time, we have not committed to make such investment.
     In the event we undertake this strategic investment, its success would depend on a number of factors, many of which would be outside our control. Please see Item 1A “Risk Factors” for further information.
     On May 1, 2007 the Federal-State Joint Board on Universal Service recommended to the FCC an interim, emergency cap on the amount of high-cost support that CETCs may receive for each state based on the average level of CETC support distributed in that state in 2006. We are waiting for FCC action on this Joint Board recommendation prior to completing our analysis of its impact on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of March 31, 2007, we had outstanding senior unsecured notes and our 2005 senior credit facility. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under our 2005 senior credit facility. In order to manage this risk, we have entered into a series of floating-to-fixed interest rate swap agreements that effectively fix LIBOR on the entire outstanding balance on the 2005 senior credit facility. The term of these swap agreements ranges from December 2009 through December 2011.
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
     Changes in Internal Control over Disclosure and Reporting
     There were no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS.
     Other than as described below, there have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The risk factors described below should be read in conjunction with those disclosed in our Form 10-K.
We recently announced our ongoing review of a strategic investment in a fiber facility between Alaska and the Pacific Northwest. We do not know whether we will consummate this investment, and if we do, whether it will be successful.
     As part of our effort to investigate the merits of the strategic investment, we are investigating the feasibility of constructing and integrating such investment into our network and assessing our ability to operate it profitably. There are numerous risks we may face in pursuing this strategic investment:
•	The cost of and time required for construction of the fiber facility may exceed our current estimates;

•	We may be unable to finance the investment in the fiber facility at rates and terms similar to those we have estimated;

•	The revenues and margins associated with the fiber facility may be lower than our estimates;

•	The operating and maintenance expenses associated with the fiber facility may be greater than estimated; and

•	We may be unable to sell services on the fiber facility as successfully as we have estimated.
     If we choose to make the strategic investment and fail to execute as expected, we could experience harm to our business, and as a result we may incur losses.
Because our goVocalTM voice over Broadband telephony service is new, we cannot assure you that this service will gain broad market acceptance or operate profitably.
     In March 2007, we launched our ACS goVocal voice over broadband telephony service. Because we have only been selling our goVocal service for a limited period of time, we may encounter difficulties, including regulatory hurdles, technological issues, intellectual property matters, developmental constraints and other problems that have not been anticipated. To date, our revenue from the sale of our goVocal service has not been significant relative to our total consolidated revenues, and we cannot assure you that we will ever be successful in generating significant revenues from our goVocal service.
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

Date: May 7, 2007	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Liane Pelletier Liane Pelletier
Chief Executive Officer,
Chairman of the Board and President

/s/ David Wilson David Wilson
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)