Form 10-Q
period 2007-06-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2007-08-03
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS :
The number of shares outstanding of the registrant’s Common Stock, as of August 1, 2007, was 42,810,403.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
(In Thousands Except Per Share Amounts)

	Unaudited
	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$38,275	$36,860
Restricted cash	2,559	1,700
Accounts receivable-trade, net of allowance of $8,467 and $7,434	40,188	39,801
Materials and supplies	10,073	7,977
Prepayments and other current assets	4,176	3,514

Total current assets	95,271	89,852

Property, plant and equipment	1,184,583	1,164,450
Less: accumulated depreciation and amortization	796,559	767,907

Property, plant and equipment, net	388,024	396,543

Goodwill	38,403	38,403
Intangible assets	21,604	21,604
Debt issuance cost	8,408	9,437
Deferred charges and other assets	9,885	6,482

Total assets	$561,595	$562,321

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$4,961	$1,025
Accounts payable — affiliates	—	2,942
Accounts payable, accrued and other current liabilities	61,782	62,307
Advance billings and customer deposits	9,966	10,667

Total current liabilities	76,709	76,941

Long-term obligations, net of current portion	432,680	437,188
Other deferred credits and long-term liabilities	74,730	72,881

Total liabilities	584,119	587,010

Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized	428	423
Additional paid in capital in excess of par value	310,297	311,975
Accumulated deficit	(338,653)	(338,653)
Accumulated other comprehensive (loss) income	5,404	1,566

Total stockholders’ equity (deficit)	(22,524)	(24,689)

Commitments and contingencies
Total liabilities and stockholders’ equity (deficit)	$561,595	$562,321

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating revenues:
Wireline	$59,906	$58,125	$118,737	$116,259
Wireless	33,326	26,946	65,068	51,454

Total operating revenues	93,232	85,071	183,805	167,713

Operating expenses:
Wireline (exclusive of depreciation and amortization)	44,516	41,537	88,365	83,642
Wireless (exclusive of depreciation and amortization)	17,839	14,931	33,699	28,745
Depreciation and amortization	16,408	16,034	32,696	33,131
Loss on disposal of assets, net	21	383	24	1,105

Total operating expenses	78,784	72,885	154,784	146,623

Operating income	14,448	12,186	29,021	21,090

Other income and expense:
Interest expense	(7,715)	(7,643)	(15,325)	(15,617)
Loss on extinguishment of debt	—	—	—	(9,650)
Interest income	506	402	1,035	794
Other	(72)	8,561	8	8,517

Total other income and expense	(7,281)	1,320	(14,282)	(15,956)

Income before income tax	7,167	13,506	14,739	5,134

Income tax expense	(98)	—	(105)	—

Net income	$7,069	$13,506	$14,634	$5,134

Net income per share:
Basic	$0.17	$0.32	$0.34	$0.12

Diluted	$0.16	$0.31	$0.33	$0.12

Weighted average shares outstanding
Basic	42,747	41,989	42,566	41,891

Diluted	44,145	43,342	44,061	43,164

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
Six months Ended June 30, 2007
(Unaudited, In Thousands Except Per Share Amounts)

				Paid in		Accumulated
				Capital in		Other
		Common	Treasury	Excess of	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Stock	Par	Deficit	Income (Loss)	Equity (Deficit)
Balance, December 31, 2006		$423	$—	$311,975	$(338,653)	$1,566	$(24,689)

Components of comprehensive income (loss):
Comprehensive income (loss) 3 months ended March 31		—	—	—	7,565	(2,285)	5,280
Comprehensive income 3 months ended June 30		—	—	—	7,069	6,123	13,192

Total comprehensive income							18,472

Dividends declared		—	—	(3,765)	(14,634)	—	(18,399)

Stock-based compensation costs		—	—	3,333	—	—	3,333

Surrender of shares to cover withholding taxes on stock-based compensation	153	—	—	(2,311)	—	—	(2,311)

Issuance of shares of common stock pursuant to stock plans, $.01 par	488	5	—	1,065	—	—	1,070

Balance, June 30, 2007		$428	$—	$310,297	$(338,653)	$5,404	$(22,524)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$14,634	$5,134
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	32,696	33,131
Loss on disposal of assets, net	24	1,105
Gain on sale of long-term investments	(152)	(6,685)
Amortization of debt issuance costs and original issue discount	952	4,213
Stock-based compensation	3,333	3,285
Other non-cash expenses	263	—
Changes in components of assets and liabilities:
Accounts receivable and other current assets	(3,059)	(544)
Accounts payable and other current liabilities	(3,476)	1,772
Deferred charges and other assets	162	44
Other deferred credits	1,263	(3,534)

Net cash provided by operating activities	46,640	37,921

Cash Flows from Investing Activities:
Investment in construction and capital expenditures	(23,564)	(20,658)
Change in unsettled construction and capital expenditures	(808)	(6,279)
Purchase of short-term investments	(36,040)	(19,925)
Proceeds from sale of short-term investments	36,040	30,450
Proceeds from liquidation of long-term investments	162	7,663
Placement of funds in restricted account	(2,979)	—
Release of funds from escrow account	2,120	965

Net cash used by investing activities	(25,069)	(7,784)

Cash Flows from Financing Activities:
Repayments of long-term debt	(632)	(61,463)
Proceeds from the issuance of long-term debt	—	52,900
Debt issuance costs	—	(1,349)
Payment of cash dividend on common stock	(18,283)	(17,356)
Payment of withholding taxes on stock-based compensation	(2,311)	(854)
Proceeds from the issuance of common stock	1,070	1,231

Net cash used by financing activities	(20,156)	(26,891)

Increase in cash and cash equivalents	1,415	3,246

Cash and cash equivalents, beginning of period	36,860	28,877

Cash and cash equivalents, end of period	$38,275	$32,123

Supplemental Cash Flow Data:
Interest paid	$14,285	$16,953
Income taxes paid	353	—

Supplemental Noncash Transactions:
Property acquired under captial leases	$51	$—
Dividend declared, but not paid	9,210	9,060
See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts
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
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. However, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications have been made to the 2006 financial statements to make them conform to the current presentation. The most significant of these reclassifications is the presentation of the business segment footnote. The note was modified to more accurately represent the way the Company’s management views the operations of the business. The presentation focuses on wireline and wireless activities rather than individual product lines offered under those segments. See “Note 6, Business Segments” for further detail. Additionally the Company reclasses additional paid in capital and accumulated deficit in the equity section of the Consolidated Balance Sheets and on the Statement of Stockholders Equity (Deficit). This change was made because management believes it is a more appropriate presentation to show dividends paid as a charge to retained earnings (accumulated deficit) in periods where there were earnings, rather than a reduction of additional paid-in capital.
     In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.
Revenue Recognition
     Access revenue is recognized when earned. The Company participates in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska (“RCA”) within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At June 30, 2007 and December 31, 2006, the Company had liabilities of $16,406 and $21,448, respectively, related to its estimate of refundable revenue. Actual results could vary significantly from this estimate.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Wireless revenue is materially impacted by seasonal factors. Wireless revenue, particularly roaming revenue, declines in the winter months and increases in the summer months due to Alaska’s northern latitude and the wide swing in available daylight, changes in weather patterns between summer and winter and their effect on business, tourism and subscriber calling patterns. Non-ACS customers roaming on our network resulted in third-party roaming revenue increasing to $4,467 from $3,638 for the three months ended June 30, 2007 and 2006, respectively, and to $7,711 from $5,495 for the six months ended June 30, 2007 and 2006, respectively. Our wireline segment experiences similar seasonal effects, but we do not believe these effects are material.
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
     Effective January 1, 2003, the Company implemented, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction, which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $71,318 and $65,724 as of June 30, 2007 and December 31, 2006, respectively, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. If the Company were not following SFAS No. 71, it would have recorded additional cumulative depreciation expense for the three and six months ended June 30, 2007, of $2,806 and $5,594, respectively, for the intrastate and local jurisdictions. The Company also has a regulatory liability of $62,025 and $61,486 at June 30, 2007 and December 31, 2006, respectively, related to accumulated removal costs. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143, Accounting for Asset Retirement Obligations. Non-regulated revenues incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles. SFAS No. 71 also requires revenue generated between regulated and non-regulated group companies not be eliminated on consolidations; these revenues totaled $9,203 and $8,000 for the three months ended June 30, 2007 and 2006, respectively, and $18,329 and $15,560 for the six months ended June 30, 2007 and 2006, respectively.
Income Taxes
     The Company recorded $98 and $7 for income taxes for the quarterly periods ended June 30 and March 31, 2007, respectively. The Company recorded zero expense for the comparative quarterly periods in 2006. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. The Company will continue to assess the recoverability of the deferred tax assets and the related valuation allowance, including the consideration of its ability to generate sustainable future taxable income. To the extent the Company continues to generate taxable income in future years and it is determined more likely than not that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. On January 1, 2007, the Company had $120,478 of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. At June 30, 2007, the Company had $112,285 of unrecognized tax benefits.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which was effective for the Company on January 1, 2007. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The impact of the Company’s reassessment of its tax positions in accordance with the adoption of FIN 48 did not have a material impact on the results of operations,

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
financial condition or liquidity. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, the Company had no accrued income tax interest or penalties. Tax returns prior to 2003 are no longer subject to examination by major tax jurisdictions.
Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Taxes Collected from Customers and Remitted to Government Authorities
     In June 2006, the FASB Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement was issued. EITF 06-3 was effective for accounting periods beginning after December 15, 2006. The consensus reached in this Issue is that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenues) basis is an accounting policy decision and should be disclosed pursuant to Opinion 22. We currently exclude taxes, collected from customers and payable to government authorities, from revenue. Taxes payable to government authorities are presented as a liability on the Consolidated Balance Sheets.
2. NEW ACCOUNTING STANDARDS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. The Company is currently evaluating the impact that the adoption of the standard will have on the Company’s results of operations or financial condition.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of our 2008 fiscal year. The Company is currently evaluating the impact that the adoption of the standard will have on the Company’s results of operations or financial condition.
3. ASSET RETIREMENT OBLIGATION
     In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 was effective for the Company on December 31, 2005, and required it to recognize asset retirement obligations which are conditional on a future event. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. The Company has a regulatory liability of $62,025 and $61,486 at June 30, 2007 and December 31, 2006, respectively, related to accumulated removal costs for its local telephone subsidiaries. Consistent with the industry, the Company follows SFAS No. 71, for asset retirement obligations associated with its regulated telephone plant. The Company’s assets are pooled and the depreciable lives set by the regulators include a removal component which, in effect, accounts for the cost of removal. Non-regulated operations of the Company are accounted for under the principles of SFAS No. 143 and FIN 47 for which the Company has recorded a retirement obligation of $1,296 and $1,171 as of June 30, 2007 and December 31, 2006, respectively. These costs were recorded as a result of the Company’s estimated obligation related to the removal of certain cell sites at the end of their operating lease term, adjusted for accretion over the life of the lease.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts
3. ASSET RETIREMENT OBLIGATION (Continued)
     The following table outlines the changes in the accumulated retirement obligation liability:

Balance, January 1, 2006	$836
Asset retirement obligation	239
Accretion expense	100
Settlement of lease obligations	(4)

Balance, December 31, 2006	$1,171
Asset retirement obligation	80
Accretion expense	47
Settlement of lease obligations	(2)

Ending Balance, June 30, 2007	$1,296

4. EARNINGS PER SHARE
     Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the treasury stock method. Potential common share equivalents, which consisted of options and restricted stock granted to employees, and deferred shares granted to directors resulted in dilutive earnings per share for the three and six months ended June 30, 2007 and 2006.
     Earnings per share for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator — net income	$7,069	$13,506	$14,634	$5,134

Denominator — weighted average shares outstanding:
Basic shares	42,747	41,989	42,566	41,891
Dilutive impact of options, restricted and deferred shares	1,398	1,353	1,495	1,273

Dilutive shares	44,145	43,342	44,061	43,164

Earnings per share:
Basic	$0.17	$0.32	$0.34	$0.12

Diluted	$0.16	$0.31	$0.33	$0.12

5. STOCK INCENTIVE PLANS
     Under various plans, ACS Group, through the Compensation Committee of the Board of Directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At June 30, 2007, ACS Group has reserved a total of 11,560 shares (11.56 million) of authorized common stock for issuance under the plans. In general, options under the plans vest ratably over three, four or five years. After the plans terminate, all shares granted under the plan, prior to its termination, continue to vest under the terms of the grant when it was awarded.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts
5. STOCK INCENTIVE PLANS (Continued)
SFAS No. 123(R), Share-Based Payment
     Total compensation cost for share-based payments under SFAS No. 123(R) was $3,333 and $3,285 for the six months ended June 30, 2007 and 2006, respectively. Accrued compensation expense associated with restricted shares yet to be awarded was zero and $305 for the six months ended June 30, 2007 and 2006, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
     There were 579 and 721 restricted stock grants for the six months ended June 30, 2007 and 2006, respectively. The following table summarizes the assumptions used for valuation of equity instruments awarded during the six months ended June 30, 2007 and 2006.

	2007	2006
Restricted stock grants:

Risk free rate	5.25%	4.50%
Dividend yield	5.49%	7.94%
Expected, per annum, forfeiture rate	4.47%	2.00%
6. RETIREMENT PLANS
     Pension benefits for substantially all of the Company’s employees are provided through the Alaska Electrical Pension Plan (“AEPP”). The Company pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for, or allocated separately to, the individual employer. The Company also provides a 401(k) retirement savings plan covering substantially all of its employees. The Company provides no matching of employee contributions to the 401(k) retirement savings plan.
     The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. Accrued benefits under the ACS Retirement Plan were determined in accordance with the provisions of the CenturyTel Plan. Upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the plan. On November 1, 2000, the ACS Retirement Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPP. As a result of this amendment, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company uses a December 31 measurement date for the plan. The Company is considering making a contribution in the third quarter of 2007 to the 2006 plan year, however the amount has yet to be determined. In March of 2006, the Company contributed $600 in cash for the 2005 plan year.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts
6. RETIREMENT PLANS (Continued)
     The following table represents the net periodic pension expense for the ACS Retirement Plan for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest cost	$207	$189	$402	$381
Expected return on plan assets	(261)	(214)	(508)	(429)
Amortization of loss	84	114	161	222
Amortization of prior service cost	51	50	102	101

Net periodic pension expense	$81	$139	$157	$275

7. BUSINESS SEGMENTS
     The Company has two reportable segments: wireline and wireless. The wireline segment in turn has three unique product lines: local telephone, Internet and interexchange. Local telephone provides landline telecommunications services and consists of local telephone service and other revenue, and network access. Internet provides Internet service and advanced IP based private networks. Interexchange provides switched and dedicated long distance services. The wireless segment provides wireless telecommunications service. Each reportable segment is a strategic business offering different services than those offered by the other segments. The Company evaluates the performance of its segments based on operating income (loss) and other quantitative factors related to the overall contribution of individual products and services to total Company performance.
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
     The following table illustrates selected financial data for each segment as of and for the three months ended June 30, 2007:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$62,689	$33,341	$4,216	$(7,014)	$93,232
Depreciation and amortization	10,792	3,001	2,615	—	16,408
Operating income (loss)	2,042	10,919	1,487	—	14,448
Interest expense	(219)	(1)	(7,495)	—	(7,715)
Interest income	1	—	505	—	506
Income tax (expense) benefit	(679)	(4,491)	5,072	—	(98)
Net income (loss)	1,145	6,426	(502)	—	7,069
Total assets	393,141	165,671	2,783	—	561,595
Capital expenditures	5,480	6,910	1,154	—	13,544
Operating revenue disclosed above includes inter-segment operating revenue of $16,217 of which $7,014 is eliminated. By segment, affiliate revenue balances are as follows: wireline, $11,355 of which $2,783 is eliminated; wireless, $646 of which $15 is eliminated; and all other, $4,216 of which $4,216 is eliminated. In accordance with SFAS No. 71, affiliate revenue and expense between local telephone and all other segments is not eliminated.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts
7. BUSINESS SEGMENTS (Continued)
     The following table illustrates selected financial data for each segment as of and for the three months ended June 30, 2006:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$59,956	$26,960	$2,633	$(4,478)	$85,071
Depreciation and amortization	12,098	2,868	1,068	—	16,034
Operating income (loss)	2,528	8,267	1,391	—	12,186
Interest expense	(133)	(1)	(7,509)	—	(7,643)
Interest income	—	—	402	—	402
Income tax (expense) benefit	(1,088)	(3,398)	4,486	—	—
Net income (loss)	1,307	4,868	7,331	—	13,506
Total assets	420,136	138,958	6,152	—	565,246
Capital expenditures	7,446	4,039	758	—	12,243
     Operating revenue disclosed above includes inter-segment operating revenue of $12,478 of which $4,478 is eliminated. By segment, affiliate revenue balances are as follows: wireline, $9,156 of which $1,831 is eliminated; wireless, $689 of which $14 is eliminated; and all other, $2,633 of which $2,633 is eliminated. In accordance with SFAS No. 71, affiliate revenue and expense between local telephone and all other segments is not eliminated.
     The following table illustrates selected financial data for each segment as of and for the six months ended June 30, 2007:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$123,867	$65,093	$6,847	$(12,002)	$183,805
Depreciation and amortization	23,024	6,009	3,663	—	32,696
Operating income (loss)	3,599	22,492	2,930	—	29,021
Interest expense	(438)	(2)	(14,885)	—	(15,325)
Interest income	1	—	1,034	—	1,035
Income tax (expense) benefit	(1,050)	(9,239)	10,184	—	(105)
Net income (loss)	2,111	13,251	(728)	—	14,634
Total assets	393,141	165,671	2,783	—	561,595
Capital expenditures	10,529	10,901	2,185	—	23,615
     Operating revenue disclosed above includes inter-segment operating revenue of $30,331 of which $12,002 is eliminated. By segment, affiliate revenue balances are as follows: wireline, $22,224 of which $5,130 is eliminated; wireless, $1,260 of which $25 is eliminated; and all other, $6,847 of which $6,847 is eliminated. In accordance with SFAS No. 71, affiliate revenue and expense between local telephone and all other segments is not eliminated.
     The following table illustrates selected financial data for each segment as of and for the six months ended June 30, 2006:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$119,624	$51,479	$6,049	$(9,439)	$167,713
Depreciation and amortization	24,657	5,578	2,896	—	33,131
Operating income (loss)	3,517	15,396	2,177	—	21,090
Interest expense	(271)	(2)	(15,344)	—	(15,617)
Loss on extinguishment of debt	—	—	(9,650)	—	(9,650)
Interest income	—	—	794	—	794
Income tax (expense) benefit	(1,836)	(6,330)	8,166	—	—
Net income (loss)	1,410	9,064	(5,340)	—	5,134
Total assets	420,136	138,958	6,152	—	565,246
Capital expenditures	13,518	5,812	1,328	—	20,658

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts
7. BUSINESS SEGMENTS (Continued)
     Operating revenue disclosed above includes inter-segment operating revenue of $24,999 of which $9,439 is eliminated. By segment, affiliate revenue balances are as follows: wireline, $17,618 of which $3,365 is eliminated; wireless, $1,332 of which $25 is eliminated; and all other, $6,049 of which $6,049 is eliminated. In accordance with SFAS No. 71, affiliate revenue and expense between local telephone and all other segments is not eliminated.
8. COMMITMENTS AND CONTINGENCIES
     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $25 at June 30, 2007 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
9. OTHER EVENTS
     In March 2007, the Company entered into a Settlement Agreement with General Communications, Inc. (“GCI”) resolving certain disputes related to the Company’s provision to GCI of unbundled network elements (“UNEs”). The parties have agreed to dismiss each party’s pending appeal before the United States Court of Appeals of the Order of the FCC related to the Company’s petition filed on September 30, 2005 and the Court in fact dismissed the appeals.
     In addition to, and in consideration of the forgoing, the Agreement required both parties to enter a Global Interconnection Agreement (“GIA”), which covers several of the Company’s local exchange markets. The GIA sets forth the terms for certain statewide rates offered by the Company to GCI for UNEs and interconnection rights. The term of the Agreement is five (5) years initially, with one year automatic extensions until terminated. The rates set forth in the agreement became effective on April 1, 2007. The GIA was approved by the RCA in June, 2007.
     On July 6, 2007, the Company gave notice that it was redeeming 100% of the principal outstanding balance of its 9 7/8% Senior Notes Due 2011, as of August 15, 2007. The Company expects to pay $4,239 exclusive of accrued and unpaid interest.
     On July 17, 2007 the Company retained a third-party to perform a study regarding routing of its proposed fiber optic cable system to the Pacific Northwest. The Company expects to spend approximately $5,400 to complete this study.

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
     We generate revenue primarily through:
•	the provision of wireline services, including:
▪	local telephone services, including;
•	basic local service to retail customers within our service areas,

•	wholesale service to Competitive Local Exchange Carriers (“CLECs”),

•	network access services to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls,

•	enhanced services,

•	ancillary services, such as billing and collection, and

•	universal service payments.
▪	Internet services; and

▪	interexchange network long-distance and data services.
•	the provision of wireless services.
     In addition, we provide video entertainment services through our resale agreement with the satellite operator, DISH Network.
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
     Internet — We are the second largest provider of Internet access services in Alaska with over 56,000 customers. We offer dial-up and dedicated digital subscriber line (“DSL”) Internet access. We are also a single source provider of advanced IP based private networks in Alaska.
     Interexchange — We provide switched and dedicated long distance services to over 64,000 customers in Alaska. The traffic from these customers is carried over our owned or leased facilities.
     Wireless — We are the second largest statewide provider of wireless services in Alaska, currently serving over 141,000 subscribers. Our wireless network footprint covers over 556,000 residents, including all major population centers and highway and ferry corridors. We offer wireless service primarily on our digital network known as code division multiple access (“CDMA”) 1xRTT, which provides customers with improved voice call quality, average mobile data speeds of 70-80kbps and a platform for the launch of enhanced services. We offer wireless broadband service based on evolution data optimized (“EV-DO”) which enables high speed data connectivity with speeds that burst up to 2mbps to our wireless markets in Anchorage, Fairbanks, Juneau and the North Slope. We also maintain a time division multiple access (“TDMA”) wireless network for our customers who have not yet upgraded to CDMA. We estimate that our CDMA service currently covers 83% of the state of Alaska’s population of approximately 670,000 residents.
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

          We use an allowance method to estimate the net realizable value of accounts receivable. As of June 30, 2007, the allowance for doubtful accounts receivable was $8.5 million. Actual collection results could vary significantly from this estimate.
          Access revenue is recognized when earned. We participate in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, our policy is to defer revenue collected until settlement methodologies are resolved and finalized. At June 30, 2007, we had recorded liabilities of $16.4 million related to our estimate of refundable access revenue. Actual results could vary from this estimate.
          We use the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. The cumulative valuation allowance against deferred tax assets was $112.3 million as of June 30, 2007, which represents 100% of all deferred tax assets. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent we generate taxable income in future periods, and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.
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
          Effective January 1, 2003, we implemented higher depreciation rates for our regulated telephone plant for the interstate jurisdiction, which we believe approximates the economically useful lives of the underlying plant. As a result, we have recorded a regulatory asset under SFAS No. 71 of $71.3 million and $65.7 million as of June 30, 2007 and December 31, 2006, respectively, related to depreciation of the regulated telephone plant allocable to our intrastate and local jurisdictions. If we were not following SFAS No. 71, these costs would have been charged to expense as incurred. We also have a regulatory liability of $62.0 million and $61.5 million at June 30, 2007 and December 31, 2006, respectively, related to accumulated removal costs on the local exchange subsidiaries. If we were not following SFAS No. 71, we would have followed SFAS No. 143 for asset retirement obligations associated with our regulated telephone plant. SFAS No. 71 also requires revenue generated between regulated and non-regulated companies not be eliminated on consolidation; these revenues totaled $18.3 million and $15.6 million for the six months ended June 30, 2007 and 2006, respectively. Non-regulated revenues incurred by our local telephone exchange operations and our non-regulated operations are not accounted for under SFAS No. 71 principles.
          Goodwill and indefinite-lived intangible assets are assessed for impairment on at least an annual basis. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. We determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. At June 30, 2007, we had recorded goodwill of $38.4 million applicable to our local telephone and wireless segments and intangible assets of $21.6 million related primarily to our wireless segment, of which none was considered impaired.
          As of July 1, 2005, we adopted SFAS No. 123(R), which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. As a result of the adoption of SFAS No. 123(R), and the issuance of restricted stock, we recorded $1.6 million of stock-based compensation for each of the three month periods ended June 30, 2007 and 2006, respectively and $3.3 million for each of the six month periods ended June 30, 2007 and 2006, respectively.
          We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business, and have recorded litigation reserves of $0.03 million against certain claims and legal actions as of June 30, 2007. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress.
Employees
          As of June 30, 2007, we employed 973 regular full-time employees, 7 regular part-time employees and 10 full-time temporary employees. Of these employees, approximately 77% were represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Management considers employee relations to be good with both the represented and non-represented workforce.
RESULTS OF OPERATIONS
          All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     Operating Revenue
          Operating revenue increased $8.2 million, or 9.6%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Wireline revenue increased 3.1%, while wireless revenue increased 23.7% compared to the corresponding period of 2006.
     Wireline
          The following table summarizes our consolidated wireline revenue by category:

	Three Months Ended
	June 30,
	2007	2006
	(in thousands)
Local network service	$19,611	$20,159
Network access	22,821	22,093
Deregulated and other	5,058	5,234

Local telephone	47,490	47,486
Internet	7,710	6,089
Interexchange	4,706	4,550

Total wireline revenue	$59,906	$58,125

     The following table summarizes our wireline retail relationships:

	As of June 30,
	2007	2006
Local telephone	191,767	197,031
Interexchange	64,684	60,556
Internet	56,638	54,720

Total wireline retail relationships	313,089	312,307

          Local Telephone. Local telephone revenue, which consists of local network service, network access, and deregulated and other revenue remained flat overall for the three months ended June 30, 2007 compared to the same period in 2006. While we saw a decline in our local network service and deregulated and other revenue we had an offsetting increase in network access revenue.
          Consistent with the U.S. telecommunications industry trend, we experienced a loss of local telephone access lines as customers migrated to broadband Internet services reducing demand for second lines, migrated to cable telephony, or replaced landline service with wireless service. Our primary competitor is deploying cable telephony and continues to switch its UNE-loop (“UNE-L”) provisioned subscribers over to its own network. We have seen wholesale and UNE lines decline to 46,811 on June 30, 2007, from 65,735 on June 30, 2006.
          Local network service revenue decreased $0.5 million, or 2.7%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006:
•	revenue from retail lines remained at $11.4 million year over year with higher revenue per line driven by increased feature penetration, offset by a 2.7% decline in local telephone retail lines;

•	revenue from wholesale and UNE lines declined by $0.6 million to $3.9 million primarily driven by a 28.8% decline in lines offset in part increased rates; and

•	bad debt expense improved $0.1 million year over year.
          Network access revenue is based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for our retail and resale customers. Network access revenue increased $0.7 million, or 3.3%, for the three months ended June 30, 2007, compared to the same period in 2006. The increase was driven by a positive settlement with the National Exchange Carrier Association (“NECA”) regarding our cost studies. Absent this type of settlement, network access revenue would have decreased $1.8 million, compared to the same period in 2006. We expect that network access revenue will decline as a component of local telephone revenue for the foreseeable future due to the reduction in allowable expenses and the continued shift of voice traffic to wireless networks.
          Deregulated and other revenue decreased $0.2 million or 3.4%. The decrease is primarily the result of a decrease in deregulated customer premise equipment (“CPE”) sales of over the prior year.
          Internet. Internet revenue increased $1.6 million, or 26.6%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily as a result of growth in data sales to businesses and DSL subscribers, which increased 14.2% to 45,670 at June 30, 2007 from 39,982 at June 30, 2006. Also contributing to the increase was a capacity exchange agreement with another carrier resulting in approximately $0.8 million in both revenue and COGS. These increases were partially offset by a decline in our dial up customer base.
          Interexchange. Interexchange revenue increased $0.2 million, or 3.4%, for the three months ended June 30, 2007, compared to the three months ended June 30, 2006. Long distance subscribers increased by 6.8% to 64,684 at June 30, 2007 from 60,556 at June 30, 2006, and non-affiliate quarterly minutes of use increased to 30.7 million for the three months ended June 30, 2007 from 30.0 million for the three months ended June 30, 2006.

          Wireless
          Wireless revenue increased $6.4 million, or 23.7%, to $33.3 million for the three months ended June 30, 2007 compared to $26.9 million for the three months ended June 30, 2006. This increase is due primarily to the following:
•	growth in average subscribers of 15.0 % to 139,717 from 121,516 for the three months ended June 30, 2007 and 2006, respectively;

•	an increase in quarterly average revenue per unit, or (“ARPU”), of 9.0% to $61.62 from $56.51 for the three months ended June 30, 2007 and 2006, respectively, primarily as a result of improved subscriber mix with a higher proportion of post paid retail subscribers, increased plan revenue, feature revenue, roaming revenue, regulatory surcharges and receipt of competitive eligible telecommunications carriers (“CETC”) funding which added $9.92 and $9.32 to wireless ARPU in the second quarter of 2007 and 2006, respectively. Prior year ARPU was negatively impacted by $0.8 million of revenue reserves arising from a refinement in collection estimates for a customer segment;

•	higher phone and accessory sales in the three months ended June 30, 2007 resulting in $2.2 million of handset revenue compared to $2.0 million for the three months ended June 30, 2006; and

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $4.5 million from $3.6 million for the three months ended June 30, 2007 and 2006, respectively.
     Operating Expense
          Operating expense increased $5.9 million, or 8.1%, to $78.8 million for the three months ended June 30, 2007, from $72.9 million for the three months ended June 30, 2006. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
          Wireline
          Wireline expenses, which include local telephone, Internet and interexchange, increased $3.0 million, or 7.2%, for the three months ended June 30, 2007. The increase is primarily attributable to activity supporting our Internet service offerings including: $0.9 million in ISP access and circuit expense, $0.8 million of which is attributable to the capacity exchange agreement with another carrier mentioned in the revenue section above; and $0.8 million in DSL COGS. Additionally, we saw a $0.5 million increase in expenses associated with new CPE contracts.
          Wireless
          Wireless expense increased $2.9 million, or 19.5%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Major components include network build-out resulting in $2.1 million of additional expense and an increase of $0.7 million in handset, accessory and data content expense.
          Depreciation and amortization. Depreciation and amortization expense increased $0.4 million, or 2.3%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase is due to an increase in depreciable base partially offset by a number of asset classes reaching their maximum depreciable lives.
          Loss on disposal of Assets. The loss on disposal of assets decreased $0.4 million from June 30, 2006 due to mass retirements in the prior year arising from our process improvement initiatives.
     Other income and expense
          Other income and expense decreased by $8.6 million. The decrease is primarily attributable to a $6.7 million gain in 2006 on the liquidation of the Rural Telephone Bank, as well as a $2.0 million gain on our purchase of the Alaska terrestrial assets from Crest Communications, LLC.
     Income Taxes
          In the three months ended June 30, 2007 we generated taxable income which was offset by net operating loss carry forwards. We did, however, incur an alternative minimum tax charge of $0.1 million for the same period. We have fully reserved the unused income tax benefit resulting from the consolidated losses we have incurred since May 14, 1999, the date of the acquisition of substantially all of our operations.
     Net income
          The decrease in net income is primarily a result of the factors discussed above.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Operating Revenue
          Operating revenue increased $16.1 million, or 9.6%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Wireline revenue increased 2.1%, while wireless revenue increased 26.5% compared to the corresponding period in 2006.
          Wireline
          The following table summarizes our consolidated wireline revenue by category:

	Six Months Ended
	June 30,
	2007	2006
	(in thousands)
Local network service	$39,442	$40,056
Network access	44,558	46,119
Deregulated and other	10,820	9,586

Local telephone	94,820	95,761
Internet	14,782	12,075
Interexchange	9,135	8,423

Total wireline revenue	$118,737	$116,259

          Local Telephone. Local telephone revenue, which consists of local network service, network access, and deregulated and other revenue decreased $0.9 million, or 1.0%, for the six months ended June 30, 2007 compared to the same period in 2006.
          Consistent with the U.S. telecommunications industry trend, we experienced a loss of local telephone access lines as customers migrated to broadband Internet services reducing demand for second lines, migrated to cable telephony, or replaced landline service with wireless service. Our primary competitor is deploying cable telephony and continues to switch its UNE-L provisioned subscribers over to its own network. We have seen wholesale and UNE lines decline to 46,811 on June 30, 2007, from 65,735 on June 30, 2006.
          Local network service revenue decreased $0.6 million, or 1.5%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006:
•	revenue from retail lines increased by $0.2 million to $22.9 million with higher revenue per line driven by increased feature penetration and a lower level of service credits more than offsetting a 2.7% decline in local telephone retail lines;

•	revenue from wholesale and UNE lines declined by $1.4 million to $7.6 million primarily driven by a 28.8% decline in lines offset in part by favorable mix shifts and increased rates; and

•	bad debt expense improved $0.7 million year over year.
          Network access revenue is based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for our retail and resale customers. Network access revenue decreased $1.6 million, or 3.4%, for the six months ended June 30, 2007 compared to the same period in 2006, driven in part by a reduction in allowable expenses and the continued shift of voice traffic to wireless networks. We expect that network access revenue will decline as a component of local telephone revenue for the foreseeable future.
          Deregulated and other revenue increased $1.2 million or 12.9%. The increase is primarily the result of an increase in CPE sales of $0.7 million over the prior year.
          Internet. Internet revenue increased $2.7 million, or 22.4%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily as a result of growth in data sales to businesses and DSL subscribers, which increased 14.2% to 45,670 at June 30, 2007 from 39,982 at June 30, 2006. Also contributing to the increase was a capacity exchange agreement with another carrier resulting in approximately $0.9 million in both revenue and COGS. This increase was partially offset by a decline in our dial up customer base.
          Interexchange. Interexchange revenue increased $0.7 million, or 8.5%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Long distance subscribers increased by 6.8% to 64,684 at June 30, 2007, from 60,556 at June 30, 2006 and non-affiliate minutes of use increased to 60.8 million for the six months ended June 30, 2007 from 59.2 million for the six months ended June 30, 2006.
          Wireless
          Wireless revenue increased $13.6 million, or 26.5%, to $65.1 million for the six months ended June 30, 2007 compared to $51.5 million for the six months ended June 30, 2006. This increase is due primarily to the following:
•	growth in average subscribers of 14.8% to 137,734 from 119,928 for the six months ended June 30, 2007 and 2006, respectively;

•	an increase in quarterly average ARPU of 7.4% to $61.12 from $56.90 for the six months ended June 30, 2007 and 2006, respectively, primarily as a result of improved subscriber mix with a higher proportion of post paid retail subscribers, increased plan revenue, feature revenue, roaming revenue, regulatory surcharges and receipt of CETC funding which added $10.09 and $9.13 to wireless ARPU for the six months ended June 30, 2007 and 2006, respectively;

•	higher phone and accessory sales in the six months ended June 30, 2007 resulting in $4.4 million of handset revenue compared to $3.6 million for the six months ended June 30, 2006; and

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $7.7 million from $5.5 million for the six months ended June 30, 2007 and 2006, respectively.
     Operating Expense
          Operating expense increased $8.2 million, or 5.6%, to $154.8 million for the six months ended June 30, 2007, from $146.6 million for the six months ended June 30, 2006. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
          Wireline
          Wireline expenses, which include local telephone, Internet and interexchange increased $4.7 million, or 5.7%, for the six months ended June 30, 2007. The increase is primarily the result of activity supporting our Internet service offerings including: $1.0 million in ISP access and circuit expense, $0.9 million of which is attributable to the capacity exchange agreement with another carrier mentioned in the revenue section above; and $0.9 million in DSL COGS. Additionally, we saw a $1.1 million increase in expenses associated with new CPE contracts in the current year, and received a $1.0 million vendor credit in 2006 for services provided in prior years.
          Wireless
          Wireless expense increased $5.0 million, or 17.2%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Major components include: network build-out resulting in $3.2 million of additional expense; an increase of $1.2 million in handset, accessory and data content expense; and an increase of $0.3 million in advertising expense.

          Depreciation and amortization. Depreciation and amortization expense decreased $0.4 million, or 1.3%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease is primarily due to certain asset classes reaching their maximum depreciable lives.
          Loss on disposal of Assets. The loss on disposal of assets decreased $1.1 million from June 30, 2006 due to mass retirements in the prior year arising from our process improvement initiatives.
     Other income and expense
          Other income and expense increased by $1.7 million in the six months ended June 30, 2007. The increase is primarily attributable to a number of large prior year non-recurring transactions. These transactions included a $9.7 million loss on the extinguishment of debt, offset by a $6.7 million gain on the liquidation of the Rural Telephone Bank, and a $2.0 million gain on the purchase of the Alaska terrestrial assets from Crest Communications, LLC.
     Income Taxes
          In the six months ended June 30, 2007 we generated taxable income which was offset by net operating loss carry forwards. We did, however, incur an alternative minimum tax charge of $0.1 million for the same period. We have fully reserved the unused income tax benefit resulting from the consolidated losses we have incurred since May 14, 1999, the date of the acquisition of substantially all of our operations.
     Net income
          The increase in net income is primarily a result of the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
          Sources
          We have satisfied our cash requirements in the first two quarters of 2007 for operations, capital expenditures and debt service primarily through internally generated funds. For the six months ended June 30, 2007, our net cash flows provided by operating activities were $46.6 million. At June 30, 2007, we had approximately $18.6 million in net working capital, approximately $38.3 million in cash and cash equivalents and $2.6 million in restricted cash. As of June 30, 2007, we had $45.0 million of remaining capacity under our revolving credit facility, representing 100% of available capacity.
          From time to time we make purchases of our outstanding debt securities on the open market or in negotiated transactions. The timing and amount of such purchases, if any, depend upon cash needs and market conditions, among other things. The 2005 senior secured credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and payment of dividends. The 2005 senior credit facility also requires that we achieve certain financial ratios quarterly and we are currently operating comfortably within these restrictions. We have entered into a series of interest swap agreements that have effectively hedged London Inter-Bank Offered Rate (“LIBOR”) on our entire term loan.
          Uses
          Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been significant. The construction and geographic expansion of our wireless network has required significant capital. The implementation of our interexchange network and data services strategy is also capital intensive. Capital expenditures for the six months ended June 30, 2007 were $24.4 million, inclusive of $0.8 million of cash used to settle the net movement in balances outstanding for capital equipment received since December 31, 2006. New capital acquisition for 2007 totaled $23.6 million of which $5.2 million was expended on wireless capacity augmentation in the major tourist corridors where we receive a seasonal influx of visitors during the summer months. We intend to fund future capital expenditures with cash on hand, through internally generated cash flows, and if necessary, through borrowings under our revolving credit facility.
          Our capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, and our decision to pursue specific acquisition and investment opportunities, among other things.

          On October 28, 2004, we announced the adoption of a dividend policy by our board of directors and declared our first quarterly dividend of $0.185 per share. On March 21, June 14, September 16, and November 30, 2005, our board of directors declared quarterly cash dividends of $0.20 per share. In February 2006, we announced our board of directors increased our dividend policy to an annual rate of $0.86 per share, an increase of 7.5% over the previous annual rate of $0.80 per share. Based on current shares outstanding at August 1, 2007 of approximately 42.8 million shares, and our current dividend of $0.86 per share, our current annual dividend commitment is $36.8 million. Dividends on our common stock are not cumulative.
          We believe that we will have sufficient cash provided by operations and available borrowing capacity under our revolving credit facility to service our debt, pay our quarterly dividends, and fund our operations, capital expenditures and other obligations over the next 12 months. Our ability to meet such obligations will be dependent upon our future financial performance, which is, in turn, subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond our control. In the event we pursue a strategic investment in a fiber facility as discussed under the caption “Recent Developments”, however, we may seek additional funding.
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
          Any estimates related to this investment are preliminary only and may not reflect the actual costs of the construction, operation, or maintenance of such a fiber facility. At this time, we have not committed to make such investment. However, on July 17, 2007 the Company retained a third-party to perform a study regarding routing of its proposed fiber optic cable system to the Pacific Northwest. The Company expects to spend approximately $5.4 million to complete this study.
          On May 1, 2007 the Federal-State Joint Board on Universal Service recommended to the FCC an interim, emergency cap on the amount of high-cost support that CETCs may receive for each state based on the average level of CETC support distributed in that state in 2006. We are waiting for FCC action on this Joint Board recommendation prior to completing our analysis of its impacts on the Company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of June 30, 2007, we had outstanding senior unsecured notes and our 2005 senior credit facility. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under our 2005 senior credit facility. In order to manage this risk, we have entered into a series of floating-to-fixed interest rate swap agreements that effectively fix LIBOR on the entire outstanding balance on the 2005 senior credit facility. The term of these swap agreements ranges from December 2009 through December 2011.
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
          Changes in Internal Control over Disclosure and Reporting
          There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
The announced purchase of our primary wireless competitor by AT&T, Inc., a nationwide wireless provider, could significantly change the competitive landscape in Alaska for our wireless products and services.
          On June 29, 2007, Dobson Communications Corporation (“Dobson”), our principal wireless competitor, entered into an Agreement and Plan of Merger with AT&T Inc. (“AT&T”). The companies have announced that their goal is to obtain the required approvals to consummate the transactions by the end of this year.
          AT&T is the largest wireless service provider in the U.S. and Dobson is the largest wireless provider in Alaska. If AT&T becomes our principal wireless competitor in Alaska, we may face stronger competition for our wireless products and services than we have in the past. AT&T may have access to greater financial, technical and other resources than we do. Further, AT&T may have greater access to consumer devices, and greater market power to obtain these devices on more favorable terms, than we do. AT&T, thus, might be able to offer lower prices, additional products, services, features, or other incentives that we cannot match or offer. Further, AT&T may be in a position to respond more quickly to new technologies and be able to undertake more extensive marketing campaigns.
          Moreover, AT&T operates its own nationwide network, whereas we rely on roaming agreements with other carriers to provide coverage outside Alaska. Our reliance on these agreements could adversely affect our ability to maintain competitive pricing, which would have a material adverse effect on our financial results. If its purchase of Dobson is consummated, AT&T will initially have a larger installed client base in Alaska than we do. This added competitive pressure from the existence of a large national provider could have a material adverse effect on our business, operating results, and financial condition.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          We held our Annual Meeting of Shareholders on June 18, 2007. The following matters were considered:
          All board nominees were elected as directors with the following vote:

Nominee	For	Withheld
Liane J. Pelletier	36,774,259	894,325
Brian D. Rogers	37,414,566	254,018
John M. Egan	37,418,660	249,924
Patrick Pichette	37,514,359	154,225
Gary R. Donahee	37,411,473	257,111
Edward J. Hayes, Jr.	37,520,583	148,001
Annette M. Jacobs	37,515,284	153,300
David A. Southwell	37,524,120	144,464
          KPMG LLP was ratified as the independent public accountant and auditor for the fiscal year ending December 31, 2007 with the following vote:

For	Against	Withheld
37,540,592	91,658	36,334
          The number of shares of our common stock reserved for future issuance under the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan was increased by 1,500,000 shares with the following vote:

For	Against	Withheld	Broker non-votes
18,026,142	10,762,791	93,232	8,786,420
          The material terms of senior officers’ performance goals to qualify certain compensation as performance-based, as described in the proxy statement, was approved with the following vote:

For	Against	Withheld	Broker non-votes
23,133,503	5,658,829	89,834	8,786,417
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
(a) Exhibits:
10.1	Form of Restricted Stock Agreement between the Registrant and certain participants in the Registrants 1999 Stock Incentive Plan

31.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Wilson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David Wilson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2007	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Liane Pelletier

Liane Pelletier
Chief Executive Officer,
Chairman of the Board and President

/s/ David Wilson

David Wilson
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)