Form 10-Q
period 2007-09-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2007-11-13
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐      No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of the registrant’s Common Stock, as of October 26, 2007, was 42,836,407.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
(In Thousands Except Per Share Amounts)

	Unaudited
	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$41,765	$36,860
Restricted cash	2,559	1,700
Accounts receivable-trade, net of allowance of $8,465 and $7,434	39,750	39,801
Materials and supplies	9,835	7,977
Prepayments and other current assets	4,270	3,514

Total current assets	98,179	89,852

Property, plant and equipment	1,196,228	1,164,450
Less: accumulated depreciation and amortization	807,920	767,907

Property, plant and equipment, net	388,308	396,543

Goodwill	38,403	38,403
Intangible assets	21,604	21,604
Debt issuance cost	7,934	9,437
Deferred charges and other assets	2,705	6,482

Total assets	$557,133	$562,321

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$957	$1,025
Accounts payable — affiliates	—	2,942
Accounts payable, accrued and other current liabilities	63,575	62,307
Advance billings and customer deposits	9,905	10,667

Total current liabilities	74,437	76,941

Long-term obligations, net of current portion	432,497	437,188
Other deferred credits and long-term liabilities	78,463	72,881

Total liabilities	585,397	587,010

Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized	428	423
Additional paid in capital in excess of par value	312,234	311,975
Accumulated deficit	(337,169)	(338,653)
Accumulated other comprehensive (loss) income	(3,757)	1,566

Total stockholders’ equity (deficit)	(28,264)	(24,689)

Commitments and contingencies
Total liabilities and stockholders’ equity (deficit)	$557,133	$562,321

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating revenues:
Wireline	$62,672	$58,935	$181,409	$175,194
Wireless	37,159	31,441	102,227	82,895

Total operating revenues	99,831	90,376	283,636	258,089

Operating expenses:
Wireline (exclusive of depreciation and amortization)	45,801	43,147	134,166	126,789
Wireless (exclusive of depreciation and amortization)	19,695	16,667	53,394	45,412
Depreciation and amortization	15,672	14,538	48,368	47,669
Loss on disposal of assets, net	113	—	137	1,105

Total operating expenses	81,281	74,352	236,065	220,975

Operating income	18,550	16,024	47,571	37,114

Other income and expense:
Interest expense	(7,739)	(7,722)	(23,064)	(23,339)
Loss on extinguishment of debt	(355)	—	(355)	(9,650)
Interest income	485	492	1,520	1,286
Other	(72)	(74)	(64)	8,443

Total other income and expense	(7,681)	(7,304)	(21,963)	(23,260)

Income before income tax expense	10,869	8,720	25,608	13,854

Income tax expense	(170)	—	(275)	—

Net income	$10,699	$8,720	$25,333	$13,854

Net income per share:
Basic	$0.25	$0.21	$0.59	$0.33

Diluted	$0.24	$0.20	$0.57	$0.32

Weighted average shares outstanding
Basic	42,812	42,143	42,649	41,976

Diluted	44,159	43,541	44,185	43,273

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Nine months Ended September 30, 2007
(Unaudited, In Thousands Except Per Share Amounts)

			Paid in		Accumulated
			Capital in		Other
		Common	Excess of	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Par	Deficit	Income (Loss)	Equity (Deficit)

Balance, December 31, 2006		$423	$311,975	$(338,653)	$1,566	$(24,689)

Comprehensive income (loss)		—	—	25,333	(5,323)	20,010

Dividends declared		—	(3,765)	(23,849)	—	(27,614)

Stock-based compensation costs		—	5,172	—	—	5,172

Surrender of shares to cover withholding taxes on stock-based compensation	153	—	(2,323)	—	—	(2,323)

Issuance of shares of common stock pursuant to stock plans, $.01 par	513	5	1,175	—	—	1,180

		$428	$312,234	$(337,169)	$(3,757)	$(28,264)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$25,333	$13,854
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	48,368	47,669
Loss on disposal of assets, net	137	1,105
Gain on sale of long-term investments	(152)	(6,685)
Amortization of debt issuance costs and original issue discount	1,586	4,696
Stock-based compensation	5,172	5,275
Other non-cash expenses	394	—
Changes in components of assets and liabilities:
Accounts receivable and other current assets	(2,563)	(1,747)
Accounts payable and other current liabilities	(3,471)	348
Deferred charges and other assets	(208)	(469)
Other deferred credits	3,123	575

Net cash provided by operating activities	77,719	64,621

Cash Flows from Investing Activities:
Investment in construction and capital expenditures	(39,502)	(38,765)
Change in unsettled construction and capital expenditures	908	(1,656)
Purchase of short-term investments	(55,615)	(39,600)
Proceeds from sale of short-term investments	55,615	50,125
Proceeds from liquidation of long-term investments	162	7,663
Placement of funds in restricted account	(2,979)	—
Release of funds from escrow account	2,120	2,715

Net cash used by investing activities	(39,291)	(19,518)

Cash Flows from Financing Activities:
Repayments of long-term debt	(4,893)	(61,658)
Proceeds from the issuance of long-term debt	—	52,900
Debt issuance costs	—	(1,349)
Payment of cash dividend on common stock	(27,487)	(26,403)
Payment of withholding taxes on stock-based compensation	(2,323)	(864)
Proceeds from the issuance of common stock	1,180	1,636

Net cash used by financing activities	(33,523)	(35,738)

Increase in cash and cash equivalents	4,905	9,365

Cash and cash equivalents, beginning of period	36,860	28,877

Cash and cash equivalents, end of period	$41,765	$38,242

Supplemental Cash Flow Data:
Interest paid	$21,564	$24,255
Income taxes paid	508	—

Supplemental Noncash Transactions:
Property acquired under captial leases	$51	$—
Dividend declared, but not paid	9,215	9,077
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
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. However, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain reclassifications have been made to the 2006 financial statements to make them conform to the current presentation. The most significant of these reclassifications is the presentation of the business segment footnote. The note was modified to more accurately represent the way the Company’s management views the operations of the business. The presentation focuses on wireline and wireless activities rather than individual product lines offered under those segments. See “Note 6, Business Segments” for further detail. Additionally, the Company reclasses additional paid in capital and accumulated deficit in the equity section of the Consolidated Balance Sheets and on the Statement of Stockholders Equity (Deficit). This change was made because management believes it is a more appropriate presentation to show dividends paid as a charge to retained earnings (accumulated deficit) in periods where there were earnings, rather than a reduction of additional paid-in capital.
     In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.
Revenue Recognition
     Access revenue is recognized when earned. The Company participates in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska (“RCA”) within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At September 30, 2007 and December 31, 2006, the Company had liabilities of $17,781 and $21,448, respectively, related to its estimate of refundable revenue. Actual results could vary significantly from this estimate.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Wireless revenue is materially impacted by seasonal factors. Wireless revenue, particularly roaming revenue, declines in the winter months and increases in the summer months due to Alaska’s northern latitude and the wide swing in available daylight, changes in weather patterns between summer and winter and their effect on business, tourism and subscriber calling patterns. Non-ACS customers roaming on the Company’s network resulted in third-party roaming revenue increasing to $6,332 from $5,498 for the three months ended September 30, 2007 and 2006, respectively, and to $14,043 from $10,993 for the nine months ended September 30, 2007 and 2006, respectively. The Company’s wireline segment experiences similar seasonal effects, but these effects are not believed to be material.
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
     Effective January 1, 2003, the Company implemented higher depreciation rates for its regulated telephone plant for the interstate jurisdiction which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $73,939 and $65,724 as of September 30, 2007 and December 31, 2006, respectively, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. If the Company were not following SFAS No. 71 it would have recorded additional cumulative depreciation expense for the three and nine months ended September 30, 2007 of $2,622 and $8,216, respectively, for the intrastate and local jurisdictions. The Company also has a regulatory liability of $62,131 and $61,486 at September 30, 2007 and December 31, 2006, respectively, related to accumulated removal costs. If the Company were not following SFAS No. 71 it would have followed SFAS No. 143, Accounting for Asset Retirement Obligations. Non-regulated revenues incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles. SFAS No. 71 also requires revenue generated between regulated and non-regulated group companies not be eliminated on consolidation; these revenues totaled $10,202 and $8,589 for the three months ended September 30, 2007 and 2006, respectively, and $28,531 and $24,149 for the nine months ended September 30, 2007 and 2006, respectively.
Income Taxes
     The Company recorded $170 and $275 for income taxes for the three and nine month periods ended September 30, 2007 and zero expense for the comparative periods in 2006. The Company has recorded valuation allowances to fully reserve its deferred tax assets, as management believes it is more likely than not that these assets will not be realized. The Company will continue to assess the recoverability of the deferred tax assets and the related valuation allowance, including the consideration of its ability to generate sustainable future taxable income. On January 1, 2007, the Company had $120,478 of net deferred tax assets for which it had recorded a valuation allowance. At September 30, 2007, the Company had $111,518 of net deferred tax assets for which it had recorded a valuation allowance. At such time as the Company determines that it is more likely than not that the deferred tax assets can be realized in the future, all or a portion of the valuation allowance would be reversed as a credit to the income statement.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which was effective for the Company on January 1, 2007. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The impact of the Company’s reassessment of its tax positions in accordance with the adoption of FIN 48 did not have a material impact on the results of operations, financial condition or liquidity. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, the Company had no accrued income tax interest or

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
penalties. Tax returns prior to 2004 are no longer subject to examination by major tax jurisdictions. The Company is not aware of any material tax contingencies.
Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Taxes Collected from Customers and Remitted to Government Authorities
     In June 2006, the FASB Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement was issued. EITF 06-3 was effective for accounting periods beginning after December 15, 2006. The consensus reached in this Issue is that the presentation of taxes on either a gross (included in revenue and costs) or a net (excluded from revenues) basis is an accounting policy decision and should be disclosed pursuant to Opinion 22. The Company currently excludes taxes, collected from customers and payable to government authorities, from revenue. Taxes payable to government authorities are presented as a liability on the Consolidated Balance Sheets.
2. COMPONENTS OF COMPREHENSIVE INCOME (LOSS)
     The following table describes the components of comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	10,699	8,720	25,333	13,854
Minimum pension liability adjustment *	131	—	394	—
Interest rate swap marked to market	(9,292)	(9,844)	(5,717)	905

Total comprehensive income (loss)	$1,538	$(1,124)	$20,010	$14,759

*	Balance is pursuant to the Company’s December 31, 2006, adoption of SFAS 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.
3. ASSET RETIREMENT OBLIGATION
     In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 was effective for the Company on December 31, 2005, and required it to recognize asset retirement obligations which are conditional on a future event. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. The Company has a regulatory liability of $62,131 and $61,486 at September 30, 2007 and December 31, 2006, respectively, related to accumulated removal costs for its local telephone subsidiaries. Consistent with the industry, the Company follows SFAS No. 71 for asset retirement obligations associated with its regulated telephone plant. The Company’s assets are pooled and the depreciable lives set by the regulators include a removal component which, in effect, accounts for the cost of removal.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
3. ASSET RETIREMENT OBLIGATION (Continued)
     Non-regulated operations of the Company are accounted for under the principles of SFAS No. 143 and FIN 47 for which the Company has recorded a retirement obligation of $1,374 and $1,171 as of September 30, 2007 and December 31, 2006, respectively. These costs were recorded as a result of the Company’s estimated obligation related to the removal of certain cell sites at the end of their operating lease term, adjusted for accretion over the life of the lease.
     The following table outlines the changes in the accumulated retirement obligation liability:

Balance, January 1, 2006	$836
Asset retirement obligation	239
Accretion expense	100
Settlement of lease obligations	(4)

Balance, December 31, 2006	$1,171
Asset retirement obligation	133
Accretion expense	72
Settlement of lease obligations	(2)

Ending Balance, September 30, 2007	$1,374

4. EARNINGS PER SHARE
     Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the treasury stock method. Potential common share equivalents which consisted of options and restricted stock granted to employees and deferred shares granted to directors, resulted in dilutive earnings per share for the three and nine months ended September 30, 2007 and 2006.
     Earnings per share for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator — net income	$10,699	$8,720	$25,333	$13,854
Denominator — weighted average shares outstanding:
Basic shares	42,812	42,143	42,649	41,976
Dilutive impact of restricted stock, options and deferred shares	1,347	1,398	1,536	1,297

Dilutive shares	44,159	43,541	44,185	43,273

Earnings per share:
Basic	$0.25	$0.21	$0.59	$0.33

Diluted	$0.24	$0.20	$0.57	$0.32

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
5. STOCK INCENTIVE PLANS
     Under various plans, ACS Group, through the Compensation Committee of the Board of Directors, may grant stock options, stock appreciation rights and other awards to officers, employees and non-employee directors. At September 30, 2007, ACS Group has reserved a total of 11,560 shares (11.56 million) of authorized common stock for issuance under the plans. In general, restricted stock and options under the plans vest ratably over three, four or five years. After the plans terminate, all shares granted under the plan, prior to its termination, continue to vest under the terms of the grant when it was awarded.
SFAS No. 123(R), Share-Based Payment
     Total compensation cost for share-based payments under SFAS No. 123(R) was $5,172 and $5,275 for the nine months ended September 30, 2007 and 2006, respectively. Accrued compensation expense associated with restricted stock and ESPP shares yet to be awarded was $60 and $1,143 for the nine months ended September 30, 2007 and 2006, respectively. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.
     There were 589 and 747 restricted stock grants for the nine months ended September 30, 2007 and 2006, respectively. The following table summarizes the assumptions used for valuation of equity instruments awarded during the nine months ended September 30, 2007 and 2006.

	2007	2006

Restricted stock:
Risk free rate	4.75% - 5.25%	4.50% - 5.25%
Quarterly dividend	$0.215	$0.215
Expected, per annum, forfeiture rate	4.47%	2.00%
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
     The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. Accrued benefits under the ACS Retirement Plan were determined in accordance with the provisions of the CenturyTel Plan. Upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the plan. On November 1, 2000, the ACS Retirement Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPP. As a result of this amendment, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company uses a December 31 measurement date for the plan. In September 2007, the Company made a $300 cash contribution to the 2006 plan year and in March of 2006, the Company contributed $600 for the 2005 plan year.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
6. RETIREMENT PLANS (Continued)
     The following table represents the net periodic pension expense for the ACS Retirement Plan for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest cost	$185	$191	$587	$572
Expected return on plan assets	(238)	(215)	(746)	(644)
Amortization of loss	80	111	241	333
Amortization of prior service cost	51	51	153	152

Net periodic pension expense	$78	$138	$235	$413

7. BUSINESS SEGMENTS
     The Company has two reportable segments: wireline and wireless. The wireline segment in turn has three unique product lines: local telephone, Internet and interexchange. Local telephone provides landline telecommunications services and consists of local telephone service and other revenue, and network access. Internet provides Internet service and advanced IP based private networks. Interexchange provides switched and dedicated long distance services. The wireless segment provides wireless telecommunications service. Each reportable segment is a strategic business offering different services. The Company evaluates the performance of its segments based on operating income (loss) and other quantitative factors related to the overall contribution of individual products and services to total Company performance.
     The Company also incurs interest expense, interest income and other operating and non-operating income and expense at the corporate level which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non-operating income and expense items are provided in the accompanying table under the caption “All Other” in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at ACS Holdings and are allocated to the business segments based on operating revenue. In accordance with SFAS No. 71, affiliate revenue and expense between local telephone and all other segments is not eliminated on consolidation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
     The following table illustrates selected financial data for each segment as of and for the three months ended September 30, 2007:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$66,766	$37,168	$2,328	$(6,431)	$99,831
Intersegment revenue	13,593	712	2,328	—	16,633
Eliminated intersegment revenue	(4,094)	(9)	(2,328)	—	(6,431)
Income before income tax	4,876	11,862	(5,869)	—	10,869
Income tax (expense) benefit	(1,729)	(4,863)	6,422	—	(170)
Net income	3,147	6,999	553	—	10,699
Total assets	391,633	162,820	2,680	—	557,133
Capital expenditures	8,582	2,640	4,716	—	15,938

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
7. BUSINESS SEGMENTS (Continued)
     The following table illustrates selected financial data for each segment as of and for the three months ended September 30, 2006:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$61,921	$31,450	$1,955	$(4,950)	$90,376
Intersegment revenue	10,942	642	1,955	—	13,539
Eliminated intersegment revenue	(2,986)	(9)	(1,955)	—	(4,950)
Income before income tax	3,830	10,689	(5,799)	—	8,720
Income tax (expense) benefit	(1,440)	(4,394)	5,834	—	—
Net income	2,390	6,295	35	—	8,720
Total assets	417,567	142,778	5,262	—	565,607
Capital expenditures	11,978	4,221	1,908	—	18,107
     The following table illustrates selected financial data for each segment as of and for the nine months ended September 30, 2007:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$190,633	$102,261	$9,175	$(18,433)	$283,636
Intersegment revenue	35,817	1,972	9,175	—	46,964
Eliminated intersegment revenue	(9,224)	(34)	(9,175)	—	(18,433)
Income before income tax	8,037	34,352	(16,781)	—	25,608
Income tax (expense) benefit	(2,779)	(14,102)	16,606	—	(275)
Net income	5,258	20,250	(175)	—	25,333
Total assets	391,633	162,820	2,680	—	557,133
Capital expenditures	19,111	13,541	6,901	—	39,553
     The following table illustrates selected financial data for each segment as of and for the nine months ended September 30, 2006:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$181,545	$82,929	$8,004	$(14,389)	$258,089
Intersegment revenue	28,560	1,974	8,004	—	38,538
Eliminated intersegment revenue	(6,351)	(34)	(8,004)	—	(14,389)
Income before income tax	7,076	26,083	(19,305)	—	13,854
Income tax (expense) benefit	(3,276)	(10,724)	14,000	—	—
Net income	3,800	15,359	(5,305)	—	13,854
Total assets	417,567	142,778	5,262	—	565,607
Capital expenditures	25,496	10,033	3,236	—	38,765
8. COMMITMENTS AND CONTINGENCIES
     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Based on liability expected to be incurred under an existing vendor contract and other legal proceedings, the Company has recorded a contingent reserve of $844 at September 30, 2007.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
9. OTHER EVENTS
     On August 15, 2007, the Company redeemed 100% of the principal outstanding balance of its 9 7/8% Senior Notes due 2011. The Company paid $4,239 exclusive of accrued and unpaid interest.
     On October 23, 2007, the Company entered into a definitive Supply Agreement with a third party to construct a long haul fiber facility that connects Alaska and the Pacific Northwest. The fiber facility, which is comprised of both terrestrial and undersea elements, will originate in Anchorage, Alaska and terminate in Florence, Oregon, where it will interconnect with diverse facilities linked to Seattle and Portland. The Company expects that this fiber facility will be available commercially in early 2009. The total cost of the system, including the undersea portions of the project and the complementary terrestrial system work is estimated to be approximately $95 million, $86 of which is attributable to the Supply Agreement.

ITEM 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
Forward Looking Statements and Analysts’ Reports
     This Form 10-Q and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “us”, the “Company,” and “ACS Group”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):
•	our strongly competitive environment, which comprises national and local wireless and wireline facilities-based competitors;

•	our ability to complete, manage, integrate, market, maintain, and attract sufficient customers to our recently announced long-haul fiber facility and our ability to develop attractive integrated products and services making use of the facility;

•	our ability to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders;

•	changes in revenue from Universal Service Funds (“USFs”);

•	rapid technological developments and changes in the telecommunications industries;

•	changes in revenue resulting from regulatory actions affecting intercarrier compensation;

•	regulatory limitations on our ability to change our pricing for communications services;

•	possible widespread or lengthy failures of our system or network cables, particularly our non-redundant systems, including our primary fiber-link connecting Alaska and the Lower 48 states, which would cause significant delays or interruptions of service and loss of customers;

•	other unanticipated damage to one or more of our high capacity cables resulting from construction or digging mishaps or natural disasters;

•	the possible future unavailability of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, to our wireline subsidiaries;

•	our ability to bundle our products and services;

•	changes in the demand for our products and services;

•	changes in general industry and market conditions and growth rates;

•	changes in interest rates or other general national, regional or local economic conditions;

•	governmental and public policy changes;

•	the continued availability of financing in the amounts, at the terms, and subject to the conditions necessary to support our future business;

•	the success of any future acquisitions;

•	changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; and

•	the matters described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 or subsequently filed Forms 10-Q.

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
     Investors should also be aware that while we do, at various times, communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by an analyst, irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.
Introduction
     As our Company and the industry have evolved, members of our management have re-evaluated the way we manage our operations and how we measure success. The focus on bundling of services and the recognition that individual product lines combine to represent a cohesive package to our customers has resulted in a change in our segment reporting. These segments now focus on wireline and wireless activities as combined product offerings. The following MD&A now classifies our offerings within these segments while still providing information on how individual components of our segments contribute to the whole. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the other financial information included elsewhere in this Form 10-Q.
     We generate revenue primarily through:
•	the provision of wireline services, including:
•	local telephone services, which includes;
•	basic local service to retail customers within our service areas,

•	wholesale service to Competitive Local Exchange Carriers (“CLECs”),

•	network access services to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls,

•	enhanced services,

•	ancillary services, such as billing and collection, and

•	universal service payments.
•	Internet services; and

•	interexchange network long-distance and data services.
•	the provision of wireless services.
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
     Changes in local revenue are largely attributable to changes in the number of access lines, local service rates and minutes of use. Other factors can also impact revenue, including:
•	intrastate and interstate revenue settlement methodologies;

•	authorized rates of return for regulated services;

•	whether an access line is used by a business or consumer subscriber;

•	intrastate and interstate calling patterns;

•	customers’ selection of various local rate plan options;

•	sales of special access and data services;

•	selection of enhanced calling services, such as voice mail; and

•	other subscriber usage characteristics.
     LECs have three basic tiers of customers:
•	consumer and business customers located in our local service areas that pay for local phone service and a portion of network access;

•	interexchange carriers that pay for access to long distance calling customers located within our local service areas; and

•	CLECs that pay for wholesale access to our network in order to provide competitive local service on either a wholesale or UNE basis as prescribed under the Telecommunications Act.
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
     Interexchange - We provide switched and dedicated long distance services to over 64,000 customers in Alaska and private line services to other carriers. The traffic from these customers is carried over our owned or leased facilities.
     Wireless - We are the second largest statewide provider of wireless services in Alaska, currently serving over 143,000 subscribers. Our wireless network footprint covers over 562,000 residents, including all major population centers and highway and ferry corridors. We offer wireless service primarily on our digital network known as code division multiple access (“CDMA”) 1xRTT, which provides customers with improved voice call quality, average mobile data speeds of 70-80kbps and a platform for the launch of enhanced services. We offer wireless broadband service based on evolution data optimized (“EV-DO”) which enables high speed data connectivity with speeds that burst up to 2mbps to our wireless markets in Anchorage, Fairbanks, Juneau and the North Slope. We also maintain a time division multiple access (“TDMA”) wireless network for our customers who have not yet upgraded to CDMA. We estimate that our CDMA service currently covers 83% of the state of Alaska’s population of approximately 670,000 residents.
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
     We use an allowance method to estimate the net realizable value of accounts receivable. As of September 30, 2007, the allowance for doubtful accounts receivable was $8.5 million. Actual collection results could vary significantly from this estimate.
     Access revenue is recognized when earned. We participate in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the RCA within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, our policy is to defer revenue collected until settlement methodologies are resolved and finalized. At September 30, 2007, we had recorded liabilities of $17.8 million related to our estimate of refundable access revenue. Actual results could vary from this estimate.
     We use the liability method of accounting for income taxes. Under the liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not that such deferred tax assets will not be realized. The cumulative valuation allowance against deferred tax assets was $111.5 million as of September 30, 2007, which represents 100% of all deferred tax assets. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent we generate taxable income in future periods, and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.
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
     Effective January 1, 2003, we implemented higher depreciation rates for our regulated telephone plant for the interstate jurisdiction, which we believe approximates the economically useful lives of the underlying plant. As a result, we have recorded a regulatory asset under SFAS No. 71 of $73.9 million and $65.7 million as of September 30, 2007 and December 31, 2006, respectively, related to depreciation of the regulated telephone plant allocable to our intrastate and local jurisdictions. If we were not following SFAS No. 71, these costs would have been charged to expense as incurred. We also have a regulatory liability of $62.1 million and $61.5 million at September 30, 2007 and December 31, 2006, respectively, related to accumulated removal costs on the local exchange subsidiaries. If we were not following SFAS No. 71, we would have followed SFAS No. 143 for asset retirement obligations associated with our regulated telephone plant. SFAS No. 71 also requires revenue generated between regulated and non-regulated companies not be eliminated on consolidation; these revenues totaled $28.5 million and $24.1 million for the nine months ended September 30, 2007 and 2006, respectively. Non-regulated revenues incurred by our local telephone exchange operations and our non-regulated operations are not accounted for under SFAS No. 71 principles.
     Goodwill and indefinite-lived intangible assets are assessed for impairment on at least an annual basis. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step. We determined the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. At September 30, 2007, we had recorded goodwill of $38.4 million applicable to our local telephone and wireless segments and intangible assets of $21.6 million related primarily to our wireless segment, of which none was considered impaired.

     As of July 1, 2005, we adopted SFAS No. 123(R), which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. As a result of the adoption of SFAS No. 123(R), and the issuance of restricted stock, we recorded $1.8 million and $2.0 million of stock-based compensation for each of the three month periods ended September 30, 2007 and 2006, respectively and $5.2 million and $5.3 million for each of the nine month periods ended September 30, 2007 and 2006, respectively.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. We do not expect the adoption of SFAS 157 will have a material impact on our financial condition, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of our 2008 fiscal year. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, which SFAS 159 will have on our financial condition, results of operations or cash flows.
     We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business, and have recorded contingent liability and litigation reserves of $0.8 million against certain expected contract losses, claims and legal actions as of September 30, 2007. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress.
Employees
     As of September 30, 2007, we employed 984 regular full-time employees, 8 regular part-time employees and 9 temporary employees. Of these employees, approximately 77% were represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Management considers employee relations to be good with both the represented and non-represented workforce.
RESULTS OF OPERATIONS
     All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Operating Revenue
     Operating revenue increased $9.5 million, or 10.5%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Wireline revenue increased 6.3%, while wireless revenue increased 18.2% compared to the corresponding period of 2006.

     Wireline
     The following table summarizes our consolidated wireline revenue by category:

	Three Months Ended
	September 30,
	2007	2006

Local network service	$19,285	$20,371
Network access	23,290	22,086
Deregulated and other	6,054	5,405

Local telephone	48,629	47,862
Internet	7,986	6,544
Interexchange	6,057	4,529

Total wireline revenue	$62,672	$58,935

     Local Telephone. Local telephone revenue, which consists of local network service, network access, and deregulated and other revenue increased $0.8 million for the three months ended September 30, 2007 compared to the same period in 2006. While we saw a decline in our local network service, we had an offsetting increase in network access revenue and deregulated and other revenue.
     The following table summarizes our local telephone access lines:

	As of September 30,
	2007	2006

Local telephone access lines
Retail	188,549	195,997
Wholesale and UNE lines	43,087	63,134

Total local telephone access lines	231,636	259,131

     Consistent with the U.S. telecommunications industry trend, we experienced a loss of local telephone access lines as customers migrated to broadband Internet services reducing demand for second lines, migrated to cable telephony, or replaced landline service with wireless service. Our primary competitor is deploying cable telephony and continues to switch its wholesale and UNE lines over to its own network. We have seen wholesale and UNE lines decline to 43,087 on September 30, 2007, from 63,134 on September 30, 2006.
     Local network service revenue decreased $1.1 million, or 5.3%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006:
•	Revenue from retail lines dropped to $11.3 million from $11.5 million in the prior year. Retail ARPU increased 1.9% over the prior year, driven by a mix shift toward business lines and an increase in feature revenue. These increases were offset by a 3.8% decline in retail local access lines.

•	Revenue from wholesale and UNE lines declined by $0.8 million to $3.5 million primarily driven by a 31.8% decline in lines offset in part by increased rates.
     Network access revenue is based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for our retail and resale customers. Network access revenue increased $1.2 million, or 5.5%, for the three months ended September 30, 2007, compared to the same period in 2006. The increase was driven by positive settlements with the National Exchange Carrier Association (“NECA”) and the Universal Service Administrative Company (“USAC”) regarding our cost studies. Absent this type of settlement, network access revenue would have decreased $1.7 million, compared to the same period in 2006. We expect that network access revenue will decline as a component of local telephone revenue for the foreseeable future due to the reduction in allowable expenses and the continued shift of voice traffic to wireless networks.

     Deregulated and other revenue increased $0.6 million or 12.0%. The increase is primarily the result of a $0.5 million increase in non-eliminated intercompany rent billings.
     Internet. Internet revenue increased $1.4 million, or 22.0%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily as a result of growth in data sales to businesses and DSL subscribers, which increased 10.8% to 46,239 at September 30, 2007 from 41,744 at September 30, 2006. Also contributing to the increase was a capacity exchange agreement with another carrier resulting in approximately $0.8 million in both revenue and COGS. These increases were partially offset by a decline in our dial up customer base.
     Interexchange. Interexchange revenue increased $1.5 million, or 33.7%, for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. Long distance subscribers increased by 4.1% to 64,511 at September 30, 2007 from 61,984 at September 30, 2006. The increase is attributable to $1.4 million of revenue earned from private line sales to a Lower 48 based carrier.
     Wireless
     Wireless revenue increased $5.7 million, or 18.2%, to $37.2 million for the three months ended September 30, 2007 compared to $31.4 million for the three months ended September 30, 2006. This increase is due primarily to the following:
•	growth in average subscribers of 12.7% to 142,866 from 126,731 for the three months ended September 30, 2007 and 2006, respectively;

•	an increase in quarterly average revenue per unit, or (“ARPU”), of 5.5% to $64.11 from $60.77 for the three months ended September 30, 2007 and 2006, respectively, primarily as a result of increased plan revenue, feature revenue, wireless data revenue, roaming revenue, regulatory surcharges and receipt of competitive eligible telecommunications carriers (“CETC”) funding which added $10.89 and $9.82 to wireless ARPU in the third quarter of 2007 and 2006, respectively;

•	higher phone and accessory sales in the three months ended September 30, 2007 resulting in $2.5 million of handset revenue compared to $2.2 million for the three months ended September 30, 2006; and

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $6.3 million from $5.5 million for the three months ended September 30, 2007 and 2006, respectively.
     Operating Expense
     Operating expense increased $6.9 million, or 9.3%, to $81.3 million for the three months ended September 30, 2007, from $74.4 million for the three months ended September 30, 2006. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
     Wireline
     Wireline expenses, which include local telephone, Internet and interexchange, increased $2.7 million, or 6.2%, for the three months ended September 30, 2007. The increase is primarily attributable to activity supporting our Internet service offerings including $1.0 million in ISP access and circuit expense and $0.4 million in DSL COGS. Additionally, we saw a $0.9 million increase in advertising expenses and an increase of $1.0 million in labor costs primarily attributable to our performance based incentive compensation programs. These expenses were partially offset by $1.0 million in net non-recurring expense benefits comprising $1.8 million from a favorable settlement of a long term property tax dispute and $0.8 million in contingent liability charges for an anticipated loss on a vendor agreement.

     Wireless
     Wireless expense increased $3.0 million, or 18.2%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase is primarily attributable to $1.9 million in costs associated with expanding our wireless footprint and a $0.9 million increase in employee sales and service costs to support our growing customer base.
     Depreciation and Amortization. Depreciation and amortization expense increased $1.1 million, or 7.8%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The change is due to an increase in depreciable asset base partially offset by a number of asset classes reaching their maximum depreciable lives.
     Loss on Disposal of Assets. The loss on disposal of assets increased $0.1 million from September 30, 2006 due to retirements in the current quarter arising from our continued process improvement initiatives.
     Other Income and Expense
     Other expense increased by $0.4 million and was attributable to costs associated with the redemption of our 9 7/8 Senior Notes due 2011.
     Income Taxes
     In the three months ended September 30, 2007, we generated taxable income which was offset by net operating loss carry forwards. We did, however, incur an alternative minimum tax charge of $0.2 million for the same period. We have fully reserved the unused income tax benefit resulting from the consolidated losses we have incurred since May 14, 1999, the date of the acquisition of substantially all of our operations.
     Net Income
     The increase in net income is primarily a result of the factors discussed above.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Operating Revenue
     Operating revenue increased $25.5 million, or 9.9%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Wireline revenue increased 3.5%, while wireless revenue increased 23.3% compared to the corresponding period in 2006.
     Wireline
     The following table summarizes our consolidated wireline revenue by category:

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)

Local network service	$58,728	$60,427
Network access	67,848	68,205
Deregulated and other	16,873	14,991

Local telephone	143,449	143,623
Internet	22,768	18,619
Interexchange	15,192	12,952

Total wireline revenue	$181,409	$175,194

     Local Telephone. Local telephone revenue, which consists of local network service, network access, and deregulated and other revenue decreased $0.2 million, or 0.1%, for the nine months ended September 30, 2007 compared to the same period in 2006. While we saw a decline in our local network service and access revenue, we had an offsetting increase in deregulated and other revenue.
     Consistent with the U.S. telecommunications industry trend, we experienced a loss of local telephone access lines as customers migrated to broadband Internet services reducing demand for second lines, migrated to cable telephony, or replaced landline service with wireless service. Our primary competitor is deploying cable telephony and continues to switch its wholesale and UNE lines over to its own network. We have seen wholesale and UNE lines decline to 43,087 on September 30, 2007, from 63,134 on September 30, 2006.
     Local network service revenue decreased $1.7 million, or 2.8%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006:
•	Revenue from retail lines remained at $34.2 million for both 2007 and 2006. Retail ARPU increased 2.7% over the prior year, driven by a mix shift toward business lines and an increase in feature revenue. This increase was offset by a 3.8% decline in retail local access lines.

•	Revenue from wholesale and UNE lines declined by $2.2 million to $11.2 million primarily driven by a 31.8% decline in lines, offset in part by increased rates.
     Network access revenue is based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls for our retail and resale customers. Network access revenue decreased $0.4 million, or 0.5%, for the nine months ended September 30, 2007 compared to the same period in 2006. This decrease was driven by a reduction in allowable expenses and the continued shift of voice traffic to wireless networks, offset by positive settlements of $3.5 million with NECA and $1.9 million with USAC regarding our cost studies. We experienced similar offsetting settlements in 2006. We expect that network access revenue will decline as a component of local telephone revenue for the foreseeable future.
     Deregulated and other revenue increased $1.9 million or 12.6%. The increase is primarily the result of an increase of $1.0 million in voice mail revenue related to a large customer contract and a $1.1 million increase in non-eliminated intercompany rent billings.
     Internet. Internet revenue increased $4.1 million, or 22.3%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily as a result of growth in data sales to businesses and DSL subscribers, which increased 10.8% to 46,239 at September 30, 2007 from 41,744 at September 30, 2006. Also contributing to the increase was a capacity exchange agreement with another carrier resulting in approximately $1.6 million in both revenue and COGS and a $0.7 million increase in revenue generated from our terrestrial fiber.
     Interexchange. Interexchange revenue increased $2.2 million, or 17.3%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Long distance subscribers increased by 4.1% to 64,511 at September 30, 2007 from 61,984 at September 30, 2006. The increase is also attributable to $1.4 million of revenue earned from private line sales to a Lower 48 based carrier.
     Wireless
     Wireless revenue increased $19.3 million, or 23.3%, to $102.2 million for the nine months ended September 30, 2007 compared to $82.9 million for the nine months ended September 30, 2006. This increase is due primarily to the following:
•	growth in average subscribers of 14.1% to 139,444 from 122,195 for the nine months ended September 30, 2007 and 2006, respectively;

•	an increase in quarterly average ARPU of 6.7% to $62.11 from $58.19 for the nine months ended September 30, 2007 and 2006, respectively, primarily as a result of increased plan revenue, feature revenue, wireless data revenue, roaming revenue, regulatory surcharges and receipt of CETC funding which added $10.36 and $9.37 to wireless ARPU for the nine months ended September 30, 2007 and 2006, respectively;

•	higher phone and accessory sales in the nine months ended September 30, 2007 resulting in $6.8 million of handset revenue compared to $5.8 million for the nine months ended September 30, 2006; and

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $14.0 million from $11.0 million for the nine months ended September 30, 2007 and 2006, respectively.
     Operating Expense
     Operating expense increased $15.1 million, or 6.8%, to $236.1 million for the nine months ended September 30, 2007, from $221.0 million for the nine months ended September 30, 2006. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
     Wireline
     Wireline expenses, which include local telephone, Internet and interexchange increased $7.4 million, or 5.8%, for the nine months ended September 30, 2007. The increase is primarily the result of activity supporting our Internet service offerings including: $2.1 million in ISP access and circuit expense, a $1.1 million increase in advertising expenses and $1.2 million in DSL COGS. Additionally, we saw a $0.9 million increase in state and federal surcharges and $1.1 million in expenses associated with CPE contracts during the year. These expense increases were partially offset by $1.0 million in net non-recurring expense benefits comprising $1.8 million from a favorable settlement of a long term property tax dispute and $0.8 million in contingent liability charges for an anticipated loss on a vendor agreement. Also, in 2006 we benefited from a $1.0 million vendor credit for services provided in prior years.
     Wireless
     Wireless expense increased $8.0 million, or 17.6%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Major components include: an increase of $1.2 million in handset, accessory and data content expense; $5.3 million in network costs associated with an expanded wireless footprint; and a $1.8 million increase in employee sales and service costs to support our growing customer base.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.7 million, or 1.5%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The change is due to an increase in the depreciable asset base partially offset by a number of asset classes reaching their maximum depreciable lives.
     Loss on Disposal of Assets. The loss on disposal of assets decreased $1.0 million from September 30, 2006 due to mass retirements in the prior year arising from our process improvement initiatives.
     Other Income and Expense
     Other income and expense decreased $1.3 million in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decline is primarily attributable to a number of large prior year non-recurring transactions. These transactions included a $9.7 million loss on the extinguishment of debt, offset by a $6.7 million gain on the liquidation of the Rural Telephone Bank, and a $2.0 million gain on the purchase of the Alaska terrestrial assets from Crest Communications, LLC.
     Income Taxes
     In the nine months ended September 30, 2007, we generated taxable income which was offset by net operating loss carry forwards. We did, however, incur an alternative minimum tax charge of $0.3 million for the same period. We have fully reserved the unused income tax benefit resulting from the consolidated losses we have incurred since May 14, 1999, the date of the acquisition of substantially all of our operations.
     Net Income
     The increase in net income is primarily a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
     Sources
     We have satisfied our cash requirements in the first three quarters of 2007 for operations, capital expenditures and debt service primarily through internally generated funds. For the nine months ended September 30, 2007, our net cash flows provided by operating activities were $77.7 million. At September 30, 2007, we had approximately $23.7 million in net working capital, approximately $41.8 million in cash and cash equivalents and $2.6 million in restricted cash. As of September 30, 2007, we had $45.0 million of remaining capacity under our revolving credit facility, representing 100% of available capacity.
     Our 2005 senior secured credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and payment of dividends. The 2005 senior credit facility also requires that we achieve certain financial ratios quarterly and we are currently operating comfortably within these restrictions. We have entered into a series of interest swap agreements that have effectively hedged London Inter-Bank Offered Rate (“LIBOR”) on our entire term loan.
     Uses
     Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been significant. The construction and geographic expansion of our wireless network has required significant capital. The implementation of our interexchange network and data services strategy is also capital intensive. New capital acquisition for 2007 totaled $39.6 million of which $27.4 million was expended on recurring maintenance capex requirements; $8.6 million was expended on wireless footprint expansion and capacity augmentation in the major tourist corridors where we receive a seasonal influx of visitors during the summer months; and $3.5 million was expended on the construction of a long haul fiber facility which once complete will provide telecommunication connectivity between the Lower 48 states and Alaska. We intend to fund future capital expenditures, including our long haul fiber build to the Lower 48 states which we estimate will cost approximately $95 million, with cash on hand; through internally generated cash flows; borrowings under our revolving credit facility; and incremental debt.
     Our capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, and our decision to pursue specific acquisition and investment opportunities, among other things.
     From time to time we make purchases of our outstanding debt securities on the open market, in negotiated transactions or on available call dates. The timing and amount of such purchases, if any, depend upon cash needs and market conditions, among other things. In August 2007, we paid $4.2 million, exclusive of accrued interest, to redeem the final $4.0 million outstanding of our 9 7/8% senior unsecured notes at their first call date.
     On October 28, 2004, we announced the adoption of a dividend policy by our board of directors and declared our first quarterly dividend of $0.185 per share. On March 21, June 14, September 16, and November 30, 2005, our board of directors declared quarterly cash dividends of $0.20 per share. In February 2006, we announced our board of directors increased our dividend policy to an annual rate of $0.86 per share, an increase of 7.5% over the previous annual rate of $0.80 per share. Based on current shares outstanding at October 26, 2007 of approximately 42.8 million shares, and our current dividend of $0.86 per share, our current annual dividend commitment is $36.8 million. Dividends on our common stock are not cumulative.
     We believe that we will have sufficient cash provided by operations, and available borrowing capacity under our revolving credit facility and our 2005 senior credit facility, to service our debt, pay our quarterly dividends and fund our operations, capital expenditures and other obligations over the next 12 months. Our ability to meet such obligations will be dependent upon our future financial performance, which is, in turn, subject to future economic conditions and to financial, business, regulatory, and other factors, many of which are beyond our control.

     Outlook
     We expect that, overall, the demand for telecommunications services in Alaska will grow, particularly as a result of:
•	increasing demand for wireless voice and data services following the launch of our CDMA 1xRTT network and our deployment of CDMA EV-DO services;

•	growth in demand for DSL and Internet access services due to higher business and consumer bandwidth needs;

•	increasing demand for private network services by government and business customers on a statewide basis on either a circuit switched or IP basis; and

•	our committed $95 million investment in long haul fiber connectivity between the Lower 48 and Alaska.
     We believe that we will be able to capitalize on this demand through our diverse service offerings on our owned circuit switched and IP facilities; new sales and marketing initiatives directed toward basic and enhanced voice, and data services; our ability to provide customers an integrated bundle of telecommunication services including local telephone, wireless, Internet, long distance, messaging and video entertainment; and demand from Lower 48 based carriers, government agencies, and large enterprise customers with a presence in Alaska, for long haul fiber connectivity from the Lower 48 to Alaska that provides route and carrier diversity, the benefits of the latest technology, the longest available cable life of 25 years, and the end to end solutions that our in state network is best placed to deliver.
     Consistent with the U.S. telecommunications industry, we continue to experience losses in local telephone access lines as customers cancel second lines, replace wireline services with wireless, and migrate to cable telephony. Our primary wholesale and UNE customer has announced plans to migrate most of its customers to its own cable telephony plant during the next three years and has begun to provide service in a number of our more rural markets that were not previously subject to competition. We anticipate that these local access line loss trends will continue.
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
     Recent Developments
     On October 23, 2007, we entered into a definitive Supply Agreement with Tyco Telecommunications, a business unit of Tyco Electronics (“Tyco”), to construct a long haul fiber facility that connects Alaska and the Pacific Northwest. The fiber facility, which is comprised of both terrestrial and undersea elements, will originate in Anchorage, Alaska and terminate in Florence, Oregon, where it will interconnect with diverse facilities linked to Seattle and Portland. Connectivity between Anchorage and Homer, Alaska will be provided by diverse terrestrial routes plus an undersea interlink in Alaska’s Cook Inlet from Anchorage to Nikiski. The major undersea portion of the system will be comprised of a 4 fiber pair system connecting Homer, with the mid-coastal Oregon town of Florence. We expect that this fiber facility will be available commercially in early 2009. We estimate the total cost of the system, including the undersea portions of the project and the complementary terrestrial system work to be approximately $95 million, $86 million of which is attributable to the Supply Agreement with Tyco. We expect to fund the construction of the fiber facility as and when payments become due under the Supply Agreement with our current cash on hand, available $45 million revolving credit facility, future cash generated from operations and incremental debt. We cannot assure you; however, that our investment in this fiber facility will generate sufficient revenue at acceptable cost, and our success is subject to various risks and uncertainties, many of which are outside of our control. Please see “Item 1A—Risk Factors” for further information on these risks and uncertainties.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     As of September 30, 2007, our 2005 senior credit facility was outstanding. This on-balance sheet variable interest rate financial instrument exposes us to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under the credit facility. In order to manage this risk, we have entered into a series of floating-to-fixed interest rate swap agreements that effectively fix LIBOR on the entire outstanding balance on the 2005 senior credit facility. The term of these swap agreements ranges from December 2009 through December 2011.
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
     Changes in Internal Control over Disclosure and Reporting
     There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 1A. Risk Factors
     Other than as described below, there have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and subsequent Quarterly Reports on Form 10-Q. The risk factors described below should be read in conjunction with those previously disclosed risk factors.

We recently announced entering into an agreement to build a undersea fiber facility between Alaska and the Lower 48. We may not successfully or timely construct and integrate the fiber facility into our existing network, and we may be unable to operate it profitably.
     Realization of the anticipated benefits of our fiber facility will depend on our ability to successfully integrate it into our existing businesses and operations and attract significant customers to our fiber network. We will be required to devote significant management attention and resources to sustaining and promoting its operations and maintaining its support. If we fail to properly execute the construction of the fiber facility or if we miss critical deadlines in its implementation or fail to identify critical markets, we could experience serious disruption and harm to our business. We will face challenges to our abilities to do the following:
•	completing construction of the facility by the first quarter of 2009 and at expected costs of approximately $95 million;

•	develop attractive products and services that operate seamlessly with our existing technology and infrastructure;

•	maintain and upgrade timely the complex underlying hardware and software technology that drives optimal use of the facility;

•	attract a sufficient volume of traffic on the fiber facility to make it profitable;

•	offer products and services that use the fiber facility that are attractive to our target customers;

•	secure customers ahead of completion of the construction of the fiber facility;

•	preserve key customer, supplier and other important relationships and resolve potential conflicts that may arise; and

•	obtain financing for the investment on acceptable terms and generate sufficient revenues to maintain increased indebtedness.
     If we do not maintain or improve our current relationship with existing customers and develop new large volume and enterprise customers, we may not be able to realize our targets for sales and revenue growth. If we are unable to achieve our projected revenue growth and margins anticipated from the investment, we may be unable to profitably operate the fiber facility.
We will incur significantly more debt to support construction of the fiber facility, or we may be unable to secure the financing required, which could require us to curtail or suspend the project.
     We estimate that upfront capital expenditures required to construct the fiber facility will be approximately $95 million, which we would seek to finance, in part, through additional debt. We cannot assure you that any additional financing will be available on acceptable terms, or at all. If we fail to obtain financing, we could be required to curtail our current plans. Conversely, if we successfully obtain sufficient financing, current risks related to our substantial debt, including our ability to service the debt and adhere to financial covenants attached to our debt, would intensify.
We may not be able to generate sufficient cash flow from operation of the fiber facility to meet our increased debt service obligations and costs of operations and maintenance.
     Our principal sources of liquidity are cash flow generated from operations and borrowings under our revolving credit facility. We estimate that the annual cash costs following construction, inclusive of financing costs, would amount to $10 million annually. Our ability to generate cash flows from operation of the new fiber facility and make payments on our additional debt and operational and maintenance expense associated with the facility, will depend on our future financial performance.
     A failure to generate sufficient cash flows from operation of our fiber facility, or changes in economic conditions, increased competition, rapid development of new technologies, or difficulty in maintaining the current complex technology comprising the fiber facility, or other events, could increase our need for additional or alternative sources of liquidity. If we are unable to obtain the liquidity we require, we will be forced to adopt an alternative strategy that may include actions such as reducing or eliminating dividend payments, acquisitions and capital expenditures. We may also need to sell significant assets, restructure or refinance our debt, or seek equity capital. We cannot assure you that any of these alternative strategies could be consummated on satisfactory terms, if at all, or that they would yield sufficient funds to pay additional ongoing expense as a result of our investment and its financing.

Increased supply of interstate and international long-haul fiber in Alaska could adversely impact prices for bandwidth, which could in turn, adversely affect our projected and actual sales, margins and profitability of our fiber facility.
     Significant increases in fiber transport capacity in the United States have at times exerted downward pressure on prices, margins and profitability. The market for long-haul fiber in Alaska is characterized by high capital investment and relatively high fixed costs, coupled with a limited number of large customers. Some of our existing and potential competitors have greater name recognition and more established relationships with our target customers. Further, these competitors may have more experience with the repair and maintains of the underlying data transport technology, and its associated costs, than we do. These competitors may adopt more aggressive pricing policies than we anticipate or offer customers more attractive terms than we can. We expect price competition to greatly increase as we deploy our fiber facility. We cannot, however, predict with any certainty our competitors’ response to our entry into this market nor the prevailing market prices that will result.
If the market opportunity for our fiber facility is smaller than we believe it is, our returns may be adversely affected and our overall business may suffer.
     We estimate the current addressable market to be approximately $200 million for our proposed fiber facility. We cannot assure you, however, that this number is correct. We have generally estimated the volume of traffic carried by our competitors currently and have further estimated market growth, which may occur upon deployment of our fiber facility and over time, as the demand for bandwidth generally increases. Our estimations are based on many assumptions that may ultimately be incorrect. If our estimates of the size of the potential market or the number of enterprise and carrier customers that may use our fiber facility prove to be incorrect, the market opportunity for our fiber facility may be smaller than we believe it is. In that event, our prospects for generating revenue may be adversely affected, and our business may suffer.
Deploying a new submarine fiber facility may subject us to claims by another supplier that we have a contractual obligation to acquire a substantial amount of additional capacity from that supplier.
     In the past, we have committed to and completed large, scheduled purchases of a substantial amount of fiber capacity from another supplier under a master purchase agreement. From time to time, we have interpreted terms of this agreement differently from this supplier, including which provisions and version of the contract, if any, is controlling. This has led to a history of disagreements. We believe this supplier may claim that the operation of our new fiber facility triggers certain purchase obligations in our agreement, and it may pursue a claim against us.
     We cannot, however, predict whether this supplier will make any claim against us. If it does, we would vigorously defend ourselves, and we would assert any and all counterclaims available to us. In doing so, however, we would incur substantial legal expenses, and we may not ultimately prevail. If we are found to be in breach of an obligation, we could be forced to make purchases beyond our needs or be ordered to pay monetary damages, which may have a material adverse effect on our financial condition, results of operations and cash flows.
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

ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information
     Our Board of Directors has approved an amended compensation plan for independent directors effective January 1, 2008. Under the amended compensation plan, we will provide cash compensation to the independent directors consisting of a $20,000 annual retainer payable in quarterly installments, plus additional annual retainers of $5,000 to the chair of the Audit Committee and $10,000 to the Lead Director. The independent directors will also receive quarterly grants of 500 shares of our common stock or equivalents to be granted on the last trading day of each quarter, which vest immediately.
     In addition, our directors will continue to be paid $1,500 ($750 for telephonic attendance) for each board of directors and/or committee meeting attended in person, except for audit committee meetings. The audit committee members will continue to be paid $2,500 for each audit committee ($1,250 for telephonic attendance).
     Independent directors may elect to receive all or a portion of their cash retainer and meetings fees in common stock or equivalents. The stock based compensation component of directors’ compensation is provided under the Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Stock Compensation Plan.
     On November 7, 2007, we executed an amended and restated employment agreement with Leonard Steinberg, our Vice President, General Counsel and Corporate Secretary. The restated agreement provides for a five-year employment period comprising a minimum annual base salary of $220,000 and a target annual cash incentive payment equal to his base salary, subject to company and individual performance. The agreement provides severance benefits to Mr. Steinberg in the event he is terminated “without cause” or otherwise terminates his employment for “good reason,” as defined in the agreement. The cash severance benefits provided to Mr. Steinberg comprises an amount equal to one times (1x) his annual base salary plus one times (1x) his annual target cash incentive. In addition, the company is required to provide relocation expenses of up to $50,000 and reimbursement for the cost of continuing health insurance under COBRA for the twelve (12) months following termination of employment. In addition, any outstanding shares of restricted stock or equivalent units subject to performance acceleration provisions held by Mr. Steinberg prior to termination shall vest ratably, if the company achieves its performance goals during the subsequent 12-month period following Mr. Steinberg’s termination, to the extent his employment period coincides with the performance period giving rise to the vesting event. Further, in the event Mr. Steinberg is terminated without cause or otherwise terminates his employment for good reason in connection with a change of control of the company, in addition to the foregoing severance benefits, any and all equity compensation granted to Mr. Steinberg, including restricted stock, equivalent units, and options, will immediately vest.
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

Date: November 9, 2007	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
/s/ Liane Pelletier
Liane Pelletier
Chief Executive Officer, Chairman of the Board and President

/s/ David Wilson
David Wilson
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)