Form 10-K
period 2007-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2008-03-20
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number 000-28167
Alaska Communications Systems Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2126573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Telephone Avenue	99503-6091
Anchorage, Alaska (Address of principal executive offices)	(Zip Code)
(907) 297-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.01 per Share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐       No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐       No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
     The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on June 30, 2007 was approximately $675 million computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended; nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
     As of March 6, 2008, there were outstanding 42,901,836 shares of Common Stock, $.01 par value, of the registrant.
Documents Incorporated by Reference
     Portions of Registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on June 9, 2008 are incorporated by reference in Part III of this Form 10-K

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2007
EXPLANATORY NOTE
          In this Form 10-K, we are restating our consolidated balance sheet as of December 31, 2006, and the related consolidated statement of operations, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2006, including the applicable notes. We have also included in this report restated unaudited consolidated financial information for each of the first three quarters of 2007 and the four quarters of 2006.
          We do not plan to file an amendment to our Annual Report on Form 10-K for the year ended December 31, 2006. Nor do we plan to file amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30, and September 30, 2006 and 2007, respectively. Thus, you should not rely on any of the previously filed annual or quarterly reports relating to the foregoing periods. They are superseded by this report.
          For more detailed information about the restatement, please see Note 2, “Restatement of Consolidated Financial Statements” in the accompanying consolidated financial statements and “Restatement of Previously Issued Financial Results” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K.
          In addition, management has determined that we had material weaknesses in our internal control over financial reporting relating to quantifying and reporting depreciation of our regulatory assets and the creation of a reserve for study risk associated with our network access revenue requirements. As described in more detail in Item 9A of this Annual Report, we have identified the causes of these material weaknesses and are implementing measures designed to remedy them.

PART I
Item 1. Business
Forward Looking Statements and Analysts’ Reports
          This Form 10-K and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “us”, the “Company” and “ACS Group”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-K under “Item 1A—Risk Factors” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):
•	our strongly competitive environment, which comprises national and local wireless and wireline facilities-based competitors;

•	our ability to complete, manage, integrate, market, maintain and attract sufficient customers to our recently announced long-haul fiber facility and our ability to develop attractive integrated products and services making use of the facility;

•	our ability to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders;

•	changes in revenue from Universal Service Funds (“USFs”);

•	rapid technological developments and changes in the telecommunications industries;

•	changes in revenue resulting from regulatory actions affecting intercarrier compensation;

•	regulatory limitations on our ability to change our pricing for communications services;

•	possible widespread or lengthy failures of our system or network cables, particularly our non-redundant systems, including our primary fiber-link connecting Alaska and the Lower 48 states, which would cause significant delays or interruptions of service and/or loss of customers;

•	other unanticipated damage to one or more of our high capacity cables resulting from construction or digging mishaps or natural disasters;

•	the possible future unavailability of Statement of Financial Accounting Standard (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, to our wireline subsidiaries;

•	our ability to bundle our products and services;

•	changes in the demand for our products and services;

•	changes in general industry and market conditions and growth rates;

•	changes in interest rates or other general national, regional or local economic conditions;

•	governmental and public policy changes;

•	the continued availability of financing in the amounts, at the terms, and subject to the conditions necessary, to support our future business;

•	the success of any future acquisitions;

•	continuing uncertainty arising out of our most recent assessment of the effectiveness of our internal controls over financial reporting;

•	changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; and

•	the matters described under “Item 1A—Risk Factors”.

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
          Unless the context indicates otherwise, all references in this Form 10-K to “we”, “our”, “ours”, “us”, “the company”, or “ACS” refer to Alaska Communications Systems Group, Inc. and its consolidated subsidiaries.
About ACS
          We are Alaska’s leading provider of integrated communications services. We provide both wireline and wireless communications services throughout Alaska. Our wireline business comprises one of the most expansive networks in Alaska. Our wireless business includes the only “third-generation” statewide wireless network operating in Alaska today. Both segments rely on our highly skilled workforce of approximately 1,000 employees.
          ACS was incorporated in 1998 under the laws of the State of Delaware. We began doing business as ACS in May 1999 following our acquisition of the Anchorage Telephone Utility and CenturyTel’s Alaska assets.
          Our principal executive offices are located at 600 Telephone Avenue, Anchorage, Alaska. Our telephone number is (907) 297-3000.
Business Segments
          We have two reportable business segments, wireline and wireless, which conduct the following principal activities:
•	Wireline: We provide communications services including voice, data, broadband, multi-protocol label switching (“MPLS”) services, network access, long distance and other services to consumers, carriers, businesses and government customers throughout Alaska and to and from Alaska.

•	Wireless: We provide wireless voice and data service and products and other value added services and equipment sales across Alaska.
          For a detailed review of our financial performance and results of operations by business segment, see Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”—Results of Operations and Note 16—“Business Segments of our Consolidated Financial Statements”, each of which are incorporated herein by reference.
Wireline
          We provide voice, data, broadband, network access, long distance, and other advanced IP network services to consumers, carriers, businesses and government customers throughout Alaska and to and from Alaska. We provide telephone and high speed Internet services to consumers in our wireline footprint. Our high-speed data network relies on advanced packet-based MPLS technology. Our MPLS network provides the framework for our “Metro Ethernet” service, which we market to medium and large businesses and government customers. Metro Ethernet offers our customers scalable, high-speed data and customized information technology products and services, as well as Internet connectivity. To complete our robust wireline fiber network, we expect to commercially deploy in early 2009 a new state-of-the-art undersea fiber optic cable connecting Alaska with the lower 48 states. Our wireline revenues in 2007 were $248.3 million, representing approximately 64.4% of our aggregate revenues.
     Products and Services
          We provide a broad array of wireline communications services to our residential and small business customers, including voice, broadband data, network access, long distance and other communications products and services.

•	Voice services we offer include our local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services include caller ID, call waiting, return call, and other enhanced telephony features.

•	Broadband, data and Internet services we offer include high-speed and scalable DSL and Metro Ethernet connections to the Internet or within our customers’ intranets.

•	Network access services are provided primarily to long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers.

•	Long distance services we offer include intrastate toll and interstate long distance voice and data services.
     Operations
          Our wireline segment comprises four lines of business which operate across our subsidiaries and focus on specific customer markets. We are not dependent on any single customer. Our retail line of business provides communications and information services to residential customers and businesses. These services include local and long distance telephone services, including voicemail, caller ID and call forwarding. We also offer retail broadband and Internet services. Our wholesale line of business serves competitive local exchange carriers (“CLECs”) by offering for resale our local exchange network, including unbundled network elements (“UNEs”). We also offer traditional data services in specific markets, such as private line, frame relay and ATM services, as well as MPLS services. Our network access line of business provides voice termination services through our local telephone facilities.
          Our enterprise line of business integrates the very best of our voice, data and Internet communications services and targets these combined services to medium and large business customers, multi-national corporations, municipal, state and federal governments, and other telecommunications carriers. Our enterprise line of business seeks to provide comprehensive, value-added services that make communications more secure, reliable and efficient.
     Competition
          The telecommunications industry is highly competitive. Factors contributing to the industry’s increasingly competitive market include regulatory changes, product substitution, technological advances, excess network capacity and the entrance of new competitors. In this environment, competition is based on price and pricing plans, the types of services offered, the combination of services into bundled offerings, customer service, the quality and reliability of services provided and the development of new products and services. Current and potential competitors in telecommunication services include cable companies, wireless service providers, long distance companies, other local telephone companies, foreign telecommunications providers, electric utilities, Internet service providers (“ISPs”), Internet information providers, and other companies that offer network services. Many of these companies have a strong market presence, including national and international presences, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth. For more information associated with the risks of our competitive environment, see “Item 1A—Risk Factors.”
     Local Exchange Services
          The ability to offer local exchange services has historically been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in most of our service territory.
          We are required to permit competitors to purchase our services for resale, or access components of our network on an unbundled basis at a prescribed cost, and we expect intense competition in our local exchange markets to continue indefinitely. Our telephone operations generally have been required to sell their services to CLECs at significant discounts from the prices we charge our retail customers. The scope of these obligations and the rates we receive are subject to ongoing review and revision by the Federal Communications Commission (“FCC”) and the Regulatory Commission of Alaska (“RCA”). For further information, see the section “Regulation” below.
     Long Distance Services
          We offer intrastate toll and interstate long distance services throughout Alaska. The RCA has jurisdiction over intrastate long distance services and the FCC has jurisdiction over interstate long distance services. For further information, see the section “Regulation” below. A number of our major competitors in the long distance business have strong brand recognition and existing customer relationships, making for a very competitive environment. For further information on our competitive environment, see “Item 1A—Risk Factors.”

     Network
          We serve approximately 226,000 access lines in Alaska. We continue to upgrade our network in order to provide more customers with broadband capabilities. Our fiber network, which is extensive within Alaska’s urban areas and connects the primary areas of Anchorage, Fairbanks and Juneau with each other and the Lower 48 states, offers us the opportunity to provide our customers with improved network reliability and speed for voice and data applications. We own and operate one of the most expansive IP networks in Alaska using MPLS technology. We provide voice, data, and Internet service to all of the major population centers in Alaska.
     In early 2009, we expect to deploy a state-of-the-art fiber facility connecting Alaska to the Lower 48 states. We believe, this investment will provide new opportunities to serve Alaskan and national customers with physically diverse routing of services. Further, we expect to invest in the technology and services needed to provide the full range of managed services that enterprise customers expect.
Wireless
          Our wireless segment provides facilities-based voice and data services statewide. We operate the only “third-generation” wireless network in Alaska.
     Operations
          We provide wireless voice and data services across an extensive statewide 1xRTT CDMA and EVDO wireless network. In addition, through roaming agreements with major U.S. and Canadian carriers we provide our customers a range of services and coverage throughout the Lower 48 states, Hawaii and Canada.
     Competition
          We face strong competition in our wireless market. Other wireless providers, including other cellular and PCS operators and resellers, serve each of the markets in which we operate. We compete primarily against two other facilities-based wireless service providers: at&t (formerly Dobson) and Alaska Digitel. GCI, our primary wireline competitor and owner of Alaska Digitel, also resells at&t services under its own brand name providing yet another type of competitor in the marketplace. GCI has also announced its intention to build a statewide wireless network using EVDO Rev A technology. We do not currently offer wireless data access at Rev A speeds.
          We expect competition for both customers and network usage to intensify as a result of the higher penetration levels, the development and deployment of new technologies, the introduction of new wireless and fixed line products and services, new market entrants, the availability of additional spectrum, both licensed and unlicensed, and regulatory changes. For example, we face increased competition as a result of the use of other high-speed wireless technologies, such as Wi-Fi and WiMAX, which are being deployed or proposed, to meet the growing customer appetite for wireless communications in fixed, nomadic and fully mobile environments. Additionally, as wireless data proliferates, content is becoming an increasingly significant factor in the appeal of these services. This may give content providers and other participants in the wireless value chain opportunities for increased leverage and/or opportunities to compete for wireless data revenues.
          We believe that the following are the most important competitive factors in our industry:
•	Network reliability, capacity and coverage: Lower prices, improved service quality and new service offerings have led to increased network usage. As a result, the ability to keep pace with network capacity needs and offer highly reliable coverage through one’s own network is important. We have an extensive network, but we continue to look for opportunities to enhance our network and improve coverage and network quality. Our competitors are doing the same.

•	Pricing: Service and equipment pricing is an important area in which wireless carriers compete. Strong competition has resulted in the marketing of minutes-sharing plans, free mobile-to-mobile calling, and offerings of larger bundles of included minutes or unlimited minutes at fixed price points, with no roaming or long distance charges. We seek to compete in this area by offering our customers services based on the specific needs of Alaskans and equipment that they will regard as the best available value for their money.

•	Customer service: Quality customer service is essential to ensure that we can obtain new customers and retain existing customers. We believe that the quality of our customer service is a key factor in retaining our customers and in attracting both new-to-wireless customers and those customers of other carriers who want to switch their wireless service. Our competitors also recognize the importance of customer service and are focusing on improving the customer experience.

•	Product Differentiation: As wireless technologies develop and wireless broadband networks proliferate, continued customer and revenue growth will be increasingly dependent on the development of new and differentiated products and services. We are committed to providing customer solutions through the development and rapid deployment of new and innovative products and services.

•	Sales and Distribution: Key to achieving sales success in the wireless industry is the reach and quality of sales channels and distribution points. We believe that the optimal mix of direct and indirect distribution channels is an important ingredient in achieving industry-leading profitability. A goal of our distribution strategy is to increase sales through our company-operated stores and our business sales team, as well as through telemarketing and web-based sales and fulfillment capabilities. Supplementing this is a growing indirect distribution network of retail outlets and prepaid replenishment locations.
          Our success will depend on our ability to anticipate and respond to various factors affecting the industry, including the factors described above, as well as new technologies, new business models, changes in customer preferences, regulatory changes, demographic trends, economic conditions, and pricing strategies of competitors. For additional information on these factors, see “Item 1A—Risk Factors”.
     Network
          A key part of our business strategy is to provide the highest network reliability. We believe that network reliability is a key differentiator in our market and a driver of customer satisfaction. Consistent with this strategy, we continue to strategically expand and upgrade our network in an effort to provide sufficient capacity and seamless and superior coverage and reliability throughout our licensed area. We conduct systematic “drive-tests” of our network to assess the number of blocked and dropped calls as compared to our competitors, and we market those results. Our network is among the most extensive in Alaska with our network covering approximately 84% of Alaska’s population and supporting approximately 146,000 subscribers, as of December 31, 2007. We aim to provide our customers consistent features and high-quality service, regardless of location.
     Network Technology
          Our primary network technology platform, 1xRTT CDMA, a wireless technology developed by Qualcomm as part of its family of technologies known as CDMA2000, is presently deployed in virtually all of our cell sites. 1xRTT increases the voice traffic capacity available to us and provides increased data speeds. Further, 1xRTT is a modular infrastructure upgrade that has proven to be cost-efficient and practical for rapid deployment. In addition to 1xRTT, in 2004 we began deploying EVDO, a third-generation packet-based technology that follows the CDMA2000 technology path. EVDO is intended primarily for high-speed data transmission. As with 1xRTT, we have been able to implement EVDO by changing and/or adding modular components and software in our network. EVDO service, which we brand and market as Mobile Broadband, is available in our major markets and in Alaska’s North Slope, which is home to Alaska’s largest oil fields. We plan further coverage expansions and enhancements in 2008.
     Spectrum
          We have licenses to provide mobile wireless services on the 800-900 MHz and 1800-1900 MHz portions of the radio spectrum. Collectively, these licenses cover virtually all of Alaska. The 800-900 MHz portion is used to provide digital cellular voice and data services, while our 1800-1900 MHz portion provides all-digital PCS voice and data services.
     Services
          We believe that increasing the value, features and functionality of our wireless service will help us to retain our existing customers, attract new customers and increase customer usage. Through this approach, we seek to drive further revenue growth in our wireless segment.
          We design and market service packages around key customer groups, from the young adult market to enterprise business accounts. We tailor our wireless services, which include both voice and data offerings, and postpaid and prepaid pricing options, to the needs of these customers.
•	Voice services: We offer a variety of packages for voice services predominantly offered on a postpaid basis with a contract term. Specifically, we offer plans which provide a choice in amounts of bundled minutes or unlimited minutes together with no roaming or long distance charges for calls on our network and the networks of our roaming partners in the rest of the U.S. and Canada; family/small group and shared minute plans for multiple-user households and small businesses; and plans targeted to larger business accounts. We also offer bundled minutes or unlimited minutes plans that target customers needing Alaskan coverage only. In addition, we offer a prepaid product that enables individuals to obtain wireless voice services without a long-term contract by paying in advance.

•	Data services: As the only “third-generation” wireless provider in Alaska, we believe that we are in a strong position to take advantage of the growing demand for wireless data services. Our strategy is to continue to expand our wireless data, messaging and multi-media offerings for both consumer and business customers.
     Devices
          We offer wireless devices by a number of manufacturers that complement our focus on high-quality service and an optimal user experience. Most of the wireless devices that we offer are EVDO-enabled, and all of them are compatible with our 1xRTT network. In addition, the handsets that we offer are headphone/earphone compatible and, all of them, through GPS functionality, are compliant with the FCC’s E-911 requirements.
     Marketing
          Our marketing strategy targets customers’ needs, promotes our brand, and cross markets, and in some cases bundles, our wireline products. Our marketing efforts are focused on a coordinated program of television, print, radio, signage, Internet and point-of-sale media promotions.
     Sales and Distribution Channels
          Our sales strategy combines direct and indirect distribution channels in order to increase customer growth while reducing customer acquisition costs.
          Our company-operated stores are a core component of our distribution strategy. Our experience has been that customers entering through this direct channel are generally higher-value customers who generate higher revenue per month on average and are less likely to cancel their service than those who come through other mass-market channels. We had 19 company-operated stores and kiosks as of December 31, 2007. In addition, our direct channel also includes our business-sales organization, which is focused on supporting the needs of larger business customers.
          We also have a number of indirect retail locations throughout Alaska selling our wireless services. As of December 31, 2007, we had 28 such agent locations.
     Customer Service, Retention and Satisfaction
          We believe that quality customer service increases customer satisfaction, which reduces churn, and is a key differentiator in the wireless industry. We are committed to providing high-quality customer service, investing in loyalty and retention efforts and continually monitoring customer satisfaction in all facets of our service.
Seasonality
          We believe our wireless revenue is materially impacted by seasonal factors. Wireless revenue, particularly roaming revenue, declines in the winter months and increases in the summer months. We believe this is due to Alaska’s northern latitude and the resulting wide swing in available daylight and weather conditions between summer and winter months. These uniquely Alaskan conditions affect business, tourism and calling patterns in the state. Our wireline service offerings experience similar seasonal effects, but we do not believe these effects are material.
Employees
          As of January 31, 2008, we employed 986 regular full-time employees, 14 regular part time employees and 3 temporary employees. Approximately 78% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Management considers employee relations to be good with both the represented and non-represented workforce. Our Master Collective Bargaining Agreement with the IBEW, as amended, governs the terms and conditions of employment for all IBEW represented employees working for us in the State of Alaska. This agreement expires at the end of 2009.
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
Regulation
          The following summary of the regulatory environment in which our business operates does not describe all present and proposed federal, state and local legislation and regulations affecting the telecommunications industry in Alaska. Some legislation and regulations are currently the subject of judicial review, legislative hearings and administrative proposals, which could change the manner in which this industry operates. We cannot predict the outcome of any of these matters or their potential impact on our business. Regulation in the telecommunications industry is subject to rapid change, and any such change may have an adverse effect on us.
     Overview
          The telecommunications services we provide and from which we derive a significant share of our revenue are subject to extensive federal, state and local regulation. Our local exchange carrier (“LEC”) subsidiaries are regulated common carriers and have the right to set maximum rates at a level that allows us to recover the reasonable costs incurred in the provision of regulated telecommunications services and to earn a reasonable rate of return on the investment required to provide these services. Because they face competition, however, most of our LEC subsidiaries may not be able to realize their allowed rates of return.
          In this section, “Regulation”, we refer to our LEC subsidiaries individually as follows:
•	ACS of Anchorage, Inc. (“ACSA”)

•	ACS of Alaska, Inc. (“ACSAK”)

•	ACS of Fairbanks, Inc. (“ACSF”); and

•	ACS of the Northland, Inc. (“ACSN”).
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
          At the federal level, the FCC generally exercises jurisdiction over services of telecommunications common carriers, that provide, originate or terminate interstate or international communications and related facilities. The FCC does not directly regulate information services and has preempted inconsistent state regulation of information services. Our wireless services use FCC radio-frequency licenses and are subject to various FCC regulations, including enhanced 911(“E-911”) and number portability requirements. The RCA generally exercises jurisdiction over services and facilities used to provide, originate or terminate communications between points in Alaska. In addition, pursuant to the federal Telecommunications Act of 1996 (“Telecommunications Act”) federal and state regulators share responsibility for implementing and enforcing policies intended to foster competition in local telecommunications services. In particular, state regulatory agencies have substantial oversight over the provision by incumbent local exchange carriers (“ILECs”) of interconnection and non-discriminatory network access to CLECs. Local governments often regulate the public rights-of-way necessary to install and operate networks. These local governments may require communications services providers to obtain licenses or franchises regulating their use of public rights-of-way, and may require carriers to obtain construction permits and abide by building and land use codes.
     Federal regulation
          We must comply with the Communications Act of 1934, as amended (“Communications Act”) and regulations promulgated thereunder which require, among other things, that communications carriers offer interstate services at just, reasonable and nondiscriminatory rates and terms. The amendments to the Communications Act contained in the Telecommunications Act added provisions intended to promote competition in local telecommunications services by removing barriers to entry, imposing interconnection and network access requirements, and making universal service support explicit and portable, and to lead to deregulation as markets become more competitive.

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
          Our ACSN ILEC subsidiary enjoys a statutory exemption as a rural carrier from the requirements imposed on most ILECs to provide UNEs to a CLEC. The RCA may terminate the exemption if it determines that interconnection is technically feasible, not unduly economically burdensome and consistent with universal service. Although the RCA has not terminated ACSN’s UNE exemption, the RCA granted GCI, subject to certain conditions, approval to provide local exchange telephone service in the Glacier State and Sitka study areas of ACSN on its own facilities. New facilities-based local exchange service competition may reduce our revenues and returns.
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
          On December 28, 2006, the FCC conditionally and partially granted ACSA forbearance from the obligation to lease UNEs to our competitors at regulated rates. This forbearance was limited to five wire centers within the Anchorage service area of ACSA. Even where relief was granted, however, the FCC has required ACS to lease loops and sub-loops at commercially negotiated rates, or if there is no commercial agreement, at the rates for these UNEs in Fairbanks. As a result of this decision, on March 15, 2007, ACSA, ACSAK, ACSF and ACSN entered into a five-year global interconnection and resale agreement with GCI governing the provision of UNEs and other services.
          Congress may consider legislation that may further modify the interconnection requirements under the Communications Act and the FCC and the RCA frequently consider modifications of their rules. We cannot predict the outcome of any such of any action taken by the Congress, the FCC or the RCA.
          Interstate access charges
          The FCC regulates the prices that ILECs charge for the use of their local telephone facilities in originating or terminating interstate transmissions. Our ILECs’ interstate “access charges” are usually developed using a cost-of-service methodology, based on our authorized maximum rate of return. The National Exchange Carrier Association (“NECA”) develops averaged access rates for participating ILECs, including our ILECs, based on the costs of these carriers. All of our ILECs participate in NECA’s tariff for non-traffic sensitive costs, which are primarily loop costs. While ACSA files its own traffic sensitive access tariff, which covers primarily switching costs, our other ILECs participate in NECA’s traffic sensitive access tariff. Participants in a NECA tariff charge averaged access rates, pool their revenues, and distribute the revenues on the basis of each individual carrier’s costs. The NECA tariffs reduce the cost burden on individual ILECs of filing tariffs and also spread some of the risks of providing interstate access services. None of our ILECs have chosen the FCC’s price cap method for its interstate access charges.
          On August 20, 2007, the FCC granted ACSA partial forbearance from certain dominant carrier regulations to ACSA’s provision of interstate switched access services, subject to a number of conditions. Among other things, ACSA received relief from requirements to base interstate switched access service charges on ACSA’s costs plus an authorized rate of return, as well as certain tariffing requirements. The switched access relief was conditioned upon a cap on interstate switched access rates and a cap on USF support received on a per line basis. The FCC denied ACSA’s requested similar forbearance relief with respect to interstate special access services. ACSA and other parties have sought reconsideration of the FCC’s forbearance order. These reconsideration petitions remain pending.
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
          In May 2001, the FCC adopted a proposal from the Rural Task Force to reform universal service support for rural areas. As adopted, for an interim period, eligible rural carriers will continue to receive support based on a modified embedded cost mechanism. While the modified embedded cost mechanism remains in place, the FCC has indicated that, it will develop a comprehensive plan for high-cost support mechanisms for rural and non-rural carriers which may rely on forward-looking costs. In June, 2004, the Federal-State Joint Board sought comment on certain reforms, such as the proper definition to use in determining whether a carrier should be supported under the “rural” mechanism (as opposed to the “non-rural” mechanism based on forward-looking costs), the basis on which support levels for rural carriers (both ILECs and CLECs) should be calculated. The joint board adopted and sent on to the FCC recommendations for long term universal service reforms on November 19, 2007.
          Recently, the FCC began considering a number of revisions to the distribution mechanisms for universal service support. The proposals under consideration include eliminating the “identical support” rule that permits competitive carriers (such as our subsidiary ACS Wireless, Inc. (“ACSW”) and our wireless competitors) to apply for funding based on the support received by the ILEC. The FCC has proposed requiring competitive carriers to justify support based on some measure of their own costs, or based on a model. The FCC also has proposed reforms that could affect the amount of funding for ILECs, including limiting all forms of high-cost support to a single line per customer, using “reverse auctions” to determine one or more recipients of high-cost support in any geographic area based on the lowest bidder for that support, and creating three separate funds (each subject to a cap) for providers of mobile telephone service, broadband providers, and “carriers of last resort” (such as ILECs). These and other proposed rule changes could reduce our support in the future, reduce the support available to our competitors, or provide for new support, such as for broadband services. In addition, members of Congress have indicated that they may seek enactment of legislation addressing universal service reform, including legislation to limit growth of explicit universal service support funds. We are unable to predict whether and to what extent we would be eligible to receive any federal high-cost support under a revised support mechanism.
          USF support is only available to carriers that are designated as eligible telecommunications carrier (“ETCs”), by a state regulatory commission for carriers subject to state jurisdiction, or by the FCC, for other carriers not subject to state jurisdiction. On March 17, 2005, the FCC adopted new and more stringent guidelines concerning the designation of competitive carriers as ETCs (“CETCs”) for designations that it makes under its jurisdiction. Although the new guidelines are not binding on state commissions, several parties have asked the FCC to require states to follow them on reconsideration. The RCA has commenced a state rulemaking proceeding to consider possible changes prompted by the FCC guidelines.
          Under current FCC regulations, the total amount of federal USF available to all ILEC ETCs is subject to a yearly cap. In any year where the cap is reached, the per access line rate at which ILECs can recover USF payments may decrease. In each of the last few years, the cap has effectively decreased USF payments.
          The FCC is currently considering revisions to the current mechanism for funding universal service. Today, our operating subsidiary companies are required to contribute to the federal USF a percentage of their revenue earned from interstate and international services. The FCC is currently considering whether to replace this funding mechanism with one based on flat-rated, per-line contributions, capacity-based contributions, or some combination of these or other proposals. We cannot predict how the outcome of this proceeding may affect our contribution obligations.
          Interstate long distance services
          FCC regulation of the rates, terms or facilities of our interstate long distance services is relatively light. However, we must comply with the general requirement that our charges and terms be just, reasonable and non-discriminatory. Also, we must comply with FCC rules regarding unauthorized switching of a customer’s long distance service provider, or slamming; the FCC has levied substantial fines on some carriers for slamming. In addition, we must post the rates, terms and conditions of its service on our Internet web site and engage in other public disclosure activities.
          The FCC requires that ILECs that provide interstate long distance services originating from their local exchange service territories must have long distance affiliates which maintain separate books of account and acquire any services from their affiliated ILECs at tariff rates, terms and conditions.
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
          Internet services
          We provide Internet access services as an ISP. The FCC has classified such services as information services, so they are not subject to many of the regulatory obligations that are imposed on common carriers. Additionally, the FCC generally has preempted state and local regulation of information services.
          However, the FCC has imposed particular regulatory obligations on broadband services. The FCC has determined that interconnected VoIP providers and broadband Internet access providers must comply with the Communications Assistance for Law Enforcement Act (“CALEA”) and contribute to USF for certain broadband and VoIP services. The FCC has also required interconnected VoIP providers to comply with: (i) requirements to provide enhanced 911 emergency calling capabilities; (ii) certain disability access requirements; (iii) the FCC’s rules protecting customer information; and (iv) local number portability requirements. These regulations apply to our goVocal™ Internet phone service. Additional rules and regulations may be extended to the Internet in the future. A variety of proposals are under consideration in federal and state legislative and regulatory bodies. We cannot predict the outcome or the impact of pending or future proceedings.
          Recently, the FCC and lawmakers have considered several proposals to adopt requirements for non-discriminatory treatment of traffic over broadband networks, often referred to as “net neutrality”. The FCC has sought comment on industry practices in connection with this issue. There may be new legislation or further FCC action to address access to the Internet or create disclosure requirements of ISPs as to treatment of Internet traffic. We cannot predict the impact of any such actions on our results or operations.
          In October 2005, the FCC determined that ILECs are no longer required to lease high-speed Internet access service transmission capability to their competitors and re-affirmed its finding that provision of high-speed transmission service bundled with Internet access services is an information service not subject to common carrier regulation, whether that access is provided via cable modem, DSL services or otherwise. This decision gives us more flexibility in how we offer and price our DSL services. However, for carriers subject to rate-of-return regulation, like the ACS ILECs, the FCC left uncertain whether loop cost allocations would change if they decide to offer the underlying transmission capability on a non-common carrier basis. We currently provide high-speed Internet access transmission capability on a common carrier basis under a stand-alone FCC tariff for ACSA and the NECA tariff for our non-Anchorage LECs. We are considering whether to offer it as non-common carrier service.
          On August 20, 2007, the FCC granted ACSA forbearance from applying common carrier regulation to certain broadband services sold to larger business customers, subject to a condition to develop a plan for allocating costs between rate-of-return regulated services and the non-regulated broadband services.
          Wireless services
          The FCC regulates the licensing, construction, operation, acquisition and sale of personal communications services and cellular systems in the United States. All cellular and personal communications services licenses have a 10-year term, at the end of which they must be renewed. Licenses may be revoked for cause and license renewal applications may be denied if the FCC determines that renewal would not serve the public interest. In addition, all personal communications services licensees must satisfy certain coverage requirements. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.
          Federal law preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio services (“CMRS”) which includes personal communications services and cellular services. The FCC does not regulate such rates; however, the FCC imposes a variety of other regulatory requirements on CMRS operators. For example, CMRS operators must be able to transmit 911 calls from any qualified handset without credit check or validation and are required to provide the location of the 911 caller within an increasingly narrow geographic range. CMRS operators are also required to provide 911 service for individuals with speech and hearing disabilities, or TTY service. Consistent with FCC orders, all new ACS Wireless, Inc, (“ACSW”) handset activations have been location-capable since January 1, 2006. Further, ACSW met the FCC’s deadline of having 95% of all subscribers using location-capable handsets prior to January 31, 2007.
          The FCC also requires that if a LEC customer wants to retain a telephone number while changing to a CMRS service provider (such as ACSW), the LEC must have the capability to allow this wireline-to-wireless number portability within six months of a bona fide request, where the requesting CMRS carrier’s coverage area overlaps the geographic location of the LEC rate center to which the number is assigned (unless the LEC can provide specific evidence demonstrating that doing so is not technically feasible). These number portability rules are expected to increase the level of competition among CMRS service providers, but also to increase the ability of CMRS providers to win customers from LECs. This rule has had little impact on our LECs, but we cannot predict the net impact of these rules on us over the long-term.
          Other federal regulations
          We are subject to various other federal regulations and statutes, including those concerning the use of customer proprietary network information (“CPNI”) in marketing services. CPNI generally includes information a carrier has regarding the telecommunications services to which its customer subscribes and the customer’s use of those services. The FCC limits the ways in which carriers may use or disclose CPNI and specifies what carriers must do to safeguard CPNI. The FCC has recently adopted amendments to strengthen its rules governing carrier use and disclosure of CPNI.
          Other FCC initiatives that may impact our regulated subsidiaries include implementing capabilities pursuant to CALEA to be used by law enforcement officials in executing court authorized electronic surveillance, access to poles, ducts, conduits and rights-of-way, Truth-in-Billing requirements, EEO reporting, hearing aid compatibility requirements and anti-slamming rules. We must obtain FCC approval before we transfer control of any of our common carrier subsidiaries or our radio frequency licenses or authorizations, make such an acquisition or discontinue an interstate service. These requirements may impose costs on us and limit our business opportunities.
     State regulation
          Telecommunication companies are required to obtain certificates of public convenience and necessity from the RCA prior to operating as a public utility in Alaska. The RCA must approve amendments to and transfers of such certificates. In addition, RCA approval is required if an entity acquires a controlling interest in any of our certificated subsidiaries, if we acquire a controlling interest in another intrastate utility or if we discontinue an intrastate service. The RCA also regulates rates, terms and conditions for local, intrastate access and intrastate long distance services, supervises the administration of the Alaska Universal Service Fund (“AUSF”) and decides on ETC status for purposes of the federal USF. Furthermore, pursuant to the Telecommunications Act and the FCC’s rules, the RCA decides various aspects of local network interconnection offerings and agreements.
          Interconnection
          The Telecommunications Act specifies that resale and UNE rates are to be negotiated among the parties subject to approval by the state regulatory commission or, if the parties fail to reach an agreement, arbitrated by the state regulatory commission. The ACS LECs have entered into interconnection agreements with a number of entities including TelAlaska Long Distance, Inc., GCI, at&t, Alaska DigiTel and Alaska Wireless Communications. In addition, ACS Wireless has entered agreements with entities including KPU Telecommunications, Alaska Telephone Company, Arctic Slope Telephone Association Cooperative, Inc., Matanuska Telephone Association and the ACS LECs, to provide service in their study areas.
          Competitive local exchange regulations
          In August 2005, the RCA adopted regulations addressing a variety of telecommunications related matters including tariff policies, depreciation practices, local competitive market rules and interexchange competitive market rules. The regulations provide for, among other things: initial classification of all ILECs, including our rural properties and ACSA, as dominant carriers; requirements that all carriers, both dominant and non-dominant, offer all retail services for resale at wholesale rates consistent with 47 U.S.C. § 251 and 252; and limited dominant carrier pricing flexibility in competitive areas, under which carriers may reduce retail rates, offer new or repackaged services and implement special contracts for retail service upon 30 days’ notice. Rate increases affecting existing services are subject to full cost support showings by the dominant carrier in areas with local competition; but the RCA may demand, and has demanded, cost support even for rate reductions and new or repackaged services in competitive areas.
          The RCA has defined all the ACS LEC markets as “competitive local exchange markets” and designated the ACS LECs as nondominant carriers in all areas except the rural communities in the Sitka study area (“Sitka Bush”). Consequently, the ACS LECs have access to relaxed tariff filing rules that allow retail offers to be introduced to the market without advance public notice or RCA approval in all areas except Sitka Bush.
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
          Intrastate access rates
          ILECs not yet subject to local competition participate in a pool administered by the Alaska Exchange Carriers Association (“AECA”) for intrastate access charges to long distance carriers. AECA pools their access costs and sets a statewide average price which participating ILECs charge to long distance carriers for originating or terminating calls. Access revenues are collected in a pool and then redistributed to the ILECs based on their actual costs.
          The RCA requires an ILEC to file separate, individual company access charge tariffs when a competitor enters its service area. These tariffs are based on the ILEC’s cost of service and are revised biennially. ACSN is our only ILEC associated with AECA. AECA administers ACSN’s intrastate access tariff, but ACSN has a stand-alone rate. In its 2007 access rate case, ACSN has entered a stipulation to resolve all issues in the case, and a decision is expected from the RCA in April 2008.
          On general issues, in 2006, the RCA commenced a state rulemaking proceeding to consider the impact of competition on the access pooling process and whether to continue to require ILECs in competitive markets to exit the AECA pool. These issues are still pending consideration. Also, the RCA has adopted regulations limiting the access fees local carriers can charge interexchange carriers and imposing a Network Access Fee on end-users to make up for the reduction in fees paid by interexchange carriers.
          Alaska Universal Service Fund
          The RCA has established a state universal service fund, the AUSF. The AUSF serves as a complement to the federal USF, but must meet federal statutory criteria concerning consistency with federal rules and regulations. Currently, the AUSF supports a portion of certain higher cost carriers’ switching costs, the costs of lifeline service (which supports rates of low income customers), and a portion of the cost of Public Interest Pay Telephones. The RCA has adopted regulations that limit high-cost switching support to local companies with access lines of 20,000 or less. This change has eliminated the switching support that our rural ILECs received.
          ETC Determinations
          The RCA granted GCI’s request that it be designated an ETC in Anchorage, Fairbanks, Juneau, Fort Wainwright and Glacier State areas, all of which are currently served by our subsidiaries. Further, ACSW has been granted ETC status in the MTA, ACSF, ACSA, ACSAK-Juneau, ACSN-Glacier State, Copper Valley and KPU Telecommunications study areas. On September 11, 2007, the RCA denied ACSW’s request for ETC status in the areas served by Alaska Telephone Company and Cordova Telephone Cooperative, Inc., without prejudice to re-filing.
          GCI has also applied for ETC status in the area served by Mukluk Telephone Company (Nome and surrounding areas), using a combination of cable and wireless technologies to provide service to the study area. GCI has said it plans to use this hybrid approach to build-out its wireless network in other rural areas if the Commission approves its approach, including Sitka Bush. A number of rural LECs have objected to GCI’s proposal. We cannot predict the outcome of this proceeding.
          In January 2008, the RCA issued proposed regulations governing the state process for obtaining and maintaining designation as an ETC that were based in part on the FCC’s minimum ETC requirements. The proposed rules would add new requirements for ETCs, including that they would have to strengthen emergency back-up capability, provide plans showing how they would serve the entire service area within five years, and file detailed reports showing progress on meeting network development plans for each community. The rules would apply to carriers already designated as ETCs, as well as for new ETCs. An ETC could lose its ETC status or USF support if it failed to follow its network build-out and service commitments. If approved, the rules could impact ACSW and other CETCs, particularly in areas where they have only partially constructed their networks. We cannot predict what USF rules the RCA will adopt, or when it will adopt them.
          Other state regulations
          In 2007, the Commission adopted standards related to E-911 service for multi-line telephones. The rules do not impose any new obligations on local exchange carriers. The owners of the multi-line telephones, such as hotels or motels, will be responsible for changes in their systems, so that 911 callers can be identified more accurately.
     Local Service
          ACSN serves approximately 200 customers in very remote parts of Alaska through fixed wireless service. Recently, ACSN has been upgrading its fixed wireless service from TDMA to a more advanced CDMA platform. Over the last few months, several consumers in two remote southeast locations, Thorne Bay and Klawock, had complained to the RCA about the quality of service provided by the TDMA facilities. On February 15, 2008, the RCA opened a docket to investigate related service quality issues. ACSN expects that the CDMA upgrade will resolve a number of service issues. In the course of the proceeding, the RCA may investigate a variety of issues, including whether ACSN should extend its wireline network to these customers, and whether this fixed wireless service complies with the State Telecommunications Modernization Plan, which requires local companies to meet certain technology standards (data speeds). It is not possible to predict the outcome of this proceeding at this early stage.
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
Risks Related to our Business
The telecommunications industry is extremely competitive, particularly in Alaska, and we may have difficulty competing effectively for share in generally small markets.
          The telecommunications industry in Alaska is extremely competitive, and providers compete over a small number of customers in small markets. We face competition in each of our wireless and wireline markets. Competitors in our markets:
•	reduce our customer base;

•	require us to lower rates and other prices in order to compete;

•	require us to invest in new facilities and capabilities;

•	increase our marketing expenses and require us to use discounting and promotional campaigns that adversely affect our margins; or

•	otherwise lead to reduced revenues, margins and returns.
          Our principal wireless competitor, at&t, is one of the largest wireless service providers in the U.S. In addition, at&t has more Alaskan customers than we do. at&t has greater access to greater financial, technical and other resources than we do. Further, at&t may have greater access to consumer devices, and greater market power to obtain these devices on more favorable terms, than we do. at&t, thus, might be able to offer lower prices, additional products, services, features, or other incentives that we cannot match or offer. Further, at&t may be in a position to respond more quickly to new technologies and be able to undertake more extensive marketing campaigns. Moreover, at&t operates its own nationwide network, whereas we rely on roaming agreements with other carriers to provide coverage outside Alaska. Our reliance on these agreements could adversely affect our ability to maintain competitive pricing, which would have a material adverse effect on our financial results. GCI, our principal wireline competitor, owns Alaska DigiTel, another Alaskan CDMA wireless carrier, and announced its intention to invest $100 million to construct a statewide wireless network using EVDO Rev A technology. We do not currently offer wireless data access at Rev A speeds.
     Our principal wireline competitor is the dominant cable television provider in Alaska. In consumer markets, GCI attempts to use its dominant cable television position by bundling its cable services with competitive telephony services, which are primarily based on leases of our facilities. We do not offer television service, and, thus, are unable to offer competing bundles. In addition, GCI has aggressively deployed cable telephony in order to move its telephone customers off of our network and onto its own cable system. Significant migration of customers would result in a significant reduction of revenue for us. In addition, GCI holds a dominant position in the current long-haul voice and data markets, where it owns and operates two of the three existing undersea fiber-optic cables connecting Alaska to the Lower 48 and has a number of significant contracts with large carrier customers. In the carrier and enterprise markets, we expect GCI to aggressively compete with the services we expect to provide in early 2009, which we expect will combine our announced long-haul undersea cable with our statewide wireline network.
          These strong competitive pressures in both our wireless and wireline business segments could have a material adverse effect on our business, operating results, margins and financial condition.
Our substantial debt could adversely affect our financial health, financing options and liquidity position.
          We have a substantial amount of debt. As of December 31, 2007 we had total long-term obligations, including current portion, of $433.0 million and income before income tax benefit of $32.9 million. Our debt could have important consequences for you as a holder of our common stock. For example, our substantial debt could:
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
Financial covenants in our debt instruments limit our operating flexibility.
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
          A breach of any of these covenants, ratios or tests could result in a default under our senior credit facility. Upon the occurrence of an event of default under our senior credit facility, the lenders could elect to declare all amounts outstanding under our senior credit facility to be immediately due and payable. Such a default or acceleration may allow our other creditors to accelerate our other debt. If the lenders accelerate the payment of the debt under our senior credit facility, our assets may not be sufficient to repay our debts.
We require a significant amount of cash to service our debt, pay dividends, fund our growth projects, and meet other liquidity needs.
          Our ability to make payments on and to refinance our debt, including amounts borrowed under our senior credit facility, to pay dividends, and to fund planned capital expenditures, including our announced long-haul fiber facility, and any strategic acquisitions we may make, if any, will depend on our ability to generate cash in the future. We cannot assure you that our business will generate sufficient cash flow from operations such that our currently anticipated growth in revenues and cash flow will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable the repayment of our debt, pay dividends or to fund our other liquidity needs. We may need to refinance all or a portion of our debt, including the senior credit facility, on or before maturity. We may not be able to refinance any of our debt on commercially reasonable terms or at all. If we are unable to refinance our debt or obtain new financing under these circumstances, we would have to consider other options, including:
•	sales of certain assets to meet our debt service requirements;

•	sales of equity; and

•	negotiations with our lenders to restructure the applicable debt.
          If we are forced to pursue any of the above options our business and/or the value of our common stock could be adversely affected.
We have identified two material weaknesses in our internal controls over financial reporting that could cause investors to lose confidence in the reliability of our financial statements and result in a decrease in the value of our securities.
          Our management has identified two material weaknesses in our internal control over financial reporting as of December 31, 2007. The first, arose from a deficiency in the programmatic model used to compute the value and depreciation of our regulatory asset and recording contingent liabilities, the second, arose from the creation of a reserve for study risk associated with our network access revenue requirements that was not supportable under the requirements of SFAS No. 5, Accounting for Contingencies. As discussed in “Management’s Report on Internal Control over Financial Reporting” in Item 9A, due to the identification of the material weaknesses, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.
          We will continue to evaluate, upgrade and enhance our internal controls. Because of inherent limitations, our internal controls over financial reporting may not prevent or detect misstatements, errors or omissions. In addition, we may incorrectly assess the effectiveness of our internal controls in future periods. Our controls may in the future become inadequate because of business or financial changes or compliance problems. We cannot be certain that we will always identify deficiencies constituting significant deficiencies or material weaknesses. If we fail to maintain the adequacy of our internal controls, our business could be harmed, the results of operations we report could be subject to adjustments, or we could become unable to provide reasonable assurance as to our financial results. Any of the foregoing could be have a material adverse effect on the price of our securities.
We invest in auction rate securities that are subject to market risk and recent liquidity problems in the financial markets could adversely affect the value of these securities.
          Subsequent to December 31, 2007 we invested excess cash in auction rate securities. Recent uncertainties in the credit markets have resulted in failed auctions for our entire existing portfolio of auction rate securities of $4.5 million. These investments are no longer currently liquid. In the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these short-term investments is successful. We may need to access these funds to fund our expected capital expenditures before they become liquid. We will continue to monitor and evaluate these investments as there is no assurance as to when the market for these investments will allow us to liquidate. If a liquid market does not develop for these investments, we could be required to hold them to maturity, in which case they could not be used to fund our expected capital expenditures.
We may not successfully or timely construct and integrate our announced long-haul fiber facility connecting Alaska to the Lower 48 into our existing network, and we may be unable to operate it profitably.
          Realization of the anticipated benefits of our fiber facility will depend on our ability to successfully integrate it into our businesses and operations and attract significant customers to our fiber network. We will be required to devote significant management attention and resources to sustaining and promoting its operations and maintaining its support. If we fail to properly execute the construction of the fiber facility or if we miss critical deadlines in its implementation or fail to identify critical markets, we could experience serious disruption and harm to our business. We will face challenges to our abilities to do the following:
•	completing construction of the facility by the first quarter of 2009 at an expected total cost of approximately $105 million;

•	develop attractive products and services that operate seamlessly with our existing technology and infrastructure;

•	maintain and upgrade timely the complex underlying hardware and software technology that drives optimal use of the facility;

•	attract a sufficient volume of traffic on the fiber facility to make it profitable;

•	offer products and services that use the fiber facility that are attractive to our target customers;

•	secure customers ahead of completion of the construction of the fiber facility;

•	preserve key customer, supplier and other important relationships and resolve potential conflicts that may arise; and

•	obtain financing for the investment on acceptable terms and generate sufficient revenues to maintain increased indebtedness.
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
          We estimate that upfront capital expenditures required to construct the fiber facility will be approximately $105 million, which we would seek to finance, in part, through additional debt. We cannot assure you that any additional financing will be available on acceptable terms, or at all. If we fail to obtain financing, we could be required to curtail our current plans. Conversely, if we successfully obtain sufficient financing, current risks described above related to our substantial debt, including our ability to service the debt and adhere to financial covenants attached to our debt, would intensify.
We may not be able to generate sufficient cash flow from operation of the fiber facility to meet our increased debt service obligations and costs of operations and maintenance.
          Our principal sources of liquidity are cash flow generated from operations and borrowings under our revolving credit facility. We estimate that the annual cash costs following construction, inclusive of financing costs, would amount to $12 million annually. Our ability to generate cash flows from operation of the new fiber facility and make payments on our additional debt and operational and maintenance expense associated with the facility, will depend on our future financial performance.
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
          Significant increases in fiber transport capacity in the United States have at times exerted downward pressure on prices, margins and profitability. The market for long-haul fiber in Alaska is characterized by high capital investment and relatively high fixed costs, coupled with a limited number of large customers. Some of our existing and potential competitors have greater name recognition and more established relationships with our target customers. Further, these competitors may have more experience with the repair and maintenance of the underlying data transport technology, and its associated costs, than we do. These competitors may adopt more aggressive pricing policies than we anticipate or offer customers more attractive terms than we can. We expect price competition to greatly increase as we deploy our fiber facility. We cannot, however, predict with any certainty our competitors’ response to our entry into this market nor the prevailing market prices that will result.
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
          Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss consistently over the past few years, and during the year ended December 31, 2007, the number of access lines we serve declined by 10.4%. We may continue to experience net access line loss in our markets for an unforeseen period of time. Our inability to retain access lines would adversely affect our revenues, earnings and cash flow from operations.
Revenues from access charges may be reduced or lost.
          We received approximately 26.2% of our operating revenues for the year ended December 31, 2007 from local exchange network access charges. The amount of revenue that we receive from these access charges is calculated in accordance with requirements set by the FCC and the RCA. Any change in these requirements may reduce our revenues and earnings. Access charges have consistently decreased in past years. We do not receive access revenue related to our competitors’ retail customers that are served by UNEs or by the competitors’ own facilities. To the extent that competitors move customers on to UNEs or off our network entirely, our access revenues will decrease. We do not receive access revenue from VoIP calls, and growth of this service will reduce our access revenues.
          The FCC has actively reviewed new mechanisms for intercarrier compensation that, in some cases, could eliminate access charges entirely. Elimination of access charges would likely have a material adverse effect on our revenue and earnings. In any event, we believe that new mechanisms for intercarrier compensation would more likely than not will reduce this source of revenue. Similarly, the RCA has adopted regulations modifying intrastate access charges that may reduce our revenue.
          In addition, we have from time to time been involved in disputes about interstate access revenues. We cannot assure you that claims alleging excess charges will not be made in the future, nor whether we would prevail against such claims.
We may not continue to receive as much Universal Service Fund support as we have in the past.
          We receive USF (and equivalent state universal service support) revenues, to support our wireline operations in high cost areas. These federal revenues include universal service support payments for local switching support, interstate common line support or interstate access support. High cost support for our rural and non-rural operations is determined pursuant to different methodologies, aspects of which are now under review. Any changes to the existing rules could reduce the Universal Service Fund revenues we receive. Corresponding changes in state universal service support could likewise have a negative effect on the revenues we receive. We expect total payments from the USF to our rural operations will fluctuate based upon our rural companies average cost per loop compared to the national average cost per loop and are likely to decline based on historical trends.
          We also receive USF support for our wireless services in areas where we have been designated an ETC. As an ETC, we receive high cost universal service support for each wireless line provided in high cost service areas. Under the current “identical support” FCC rule, competitive ETCs, or CETCs, that provide new wireless service in a high cost service areas, receive the same support as an incumbent ETC. We are a CETC in a number of high cost areas where we provide wireless services. In a notice of proposed rulemaking adopted on January 29, 2008, the FCC tentatively concluded that the goal of universal service will be better served if the “identical support” rule for CETCs were eliminated. The FCC also tentatively concluded that CETCs should no longer receive interstate access support (IAS), interstate common line support (ICLS), and local switching support (LSS). The FCC has stated that permitting CETCs to receive IAS or ICLS is inconsistent with how CETCs recover their costs or set rates and that LSS includes a number of assumptions regarding switching costs that are not likely to be accurate for CETCs. The FCC proposed rulemaking would base CETC support instead on a CETCs’ own costs. In addition, as proposed, new seekers of high-cost support would be required to file cost data demonstrating their costs of providing service in high-cost service areas. If the “identical support” FCC rule is amended so as to reduce support to CETCs, it could result in a material decrease in support we receive in the future.
We derive a significant portion of our wireless revenue from roaming charges. This revenue may fluctuate or decline in the future as a result of general economic, contractual, and competitive factors.
          Approximately 5% of our revenue for the year ended December 31, 2007 was derived from roaming charges incurred by other wireless providers whose customers traveled within our coverage areas. The revenue we recognize from these roaming charges may in the future be volatile or decline as a result of a number of factors, many of which are outside our control. These factors include, the strength of the Alaskan economy and its primary industries, including tourism, general economic factors affecting commerce between Alaska and other States and countries, unresolved political matters which may affect public and private spending in Alaska, and others. For example, our service areas include a number of summer tourist destinations in Alaska; as a result, our roaming revenue generally increases during summer months and declines during other periods and depends heavily in these areas on the number of tourists who visit Alaskan tourist destinations. In addition, we cannot assure you our roaming agreements with other providers will continue to generate similar roaming revenues. Our agreements with other carriers have varying terms of varying length, including some which are terminable on short notice. In the event these roaming agreements expire or are terminated, we may be unable to renegotiate or replace these agreements on similar or acceptable terms. Failure to obtain acceptable roaming agreements could lead to a significant decline in our revenue and operating income. Lastly, changes in the network footprints of our roaming partners, or those of our competitors who are able to provide roaming coverage in our service areas, could have a material adverse effect on us.
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
          New products and services may arise out of technological developments and our inability to keep pace with these developments may reduce the attractiveness of our services. Some of our competitors may have greater resources to respond to changing technology than we do. If we fail to adapt successfully to technological changes or fail to obtain access to new technologies, we could lose customers and be unable to attract new customers and/or sell new services to our existing customers. We may be unable to successfully deliver new products and services, and we may not generate anticipated revenues from such products or services.
New governmental regulations may impose obligations on us to upgrade our existing technology or adopt new technology that may require additional capital and we may not be able to comply timely with these new regulations.
          Our markets are heavily regulated. We cannot predict the extent the government will impose new unfunded mandates on us. Such mandates have included those related to emergency location, providing access to hearing-impaired customers, law enforcement assistance, and local number portability. Each of these government mandates has imposed new requirements for capital that we could not have predicted with any precision. Along with these obligations, the FCC has imposed deadlines for compliance with these mandates. We may not be able to provide services that comply with these mandates in time to meet the imposed deadlines. Further, we cannot predict whether other mandates, from the FCC or other regulatory authorities, will occur in the future or the demands they may place on our capital expenditures. For more information on our regulatory environment and the risks it presents to us, see “Item 1 – Business – Regulation”.

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
We depend on satisfactory labor relations.
          Labor costs are a significant component of our expenses, and approximately 78% of our workforce is represented by the IBEW. As a result of our collective bargaining agreement with the IBEW, we may experience pressure to increase wages and benefits for our employees. We may make strategic and operational decisions that require the consent of the IBEW. The IBEW may not provide consent when we need it, or it may require additional wages, benefits or other consideration be paid in return for its consent. In addition, our collective bargaining agreement with the IBEW expires at the end of 2009. We cannot assure you that future collective bargaining agreements will be on terms in line with our expectations or comparable to agreements entered into by our competitors. Any future agreements may increase our labor costs or strain our relationship with our represented employees.
We depend on key members of our senior management team.
          Our success depends largely on the skills, experience and performance of key members of our senior management team, as well as our ability to attract and retain other highly qualified management and technical personnel. There is intense competition for qualified personnel in our industry, and we may not be able to attract and retain the personnel necessary for the development of our business. Our remote location also presents a challenge to us in attracting new senior management talent. If we lose one or more of our key employees, our ability to successfully implement our business plan could be materially adversely affected. We do not maintain any “key person” insurance on any of our personnel.
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
A failure of our network could cause significant delays or interruptions of service, which could cause us to lose customers.
          To be successful, we will need to continue to provide our customers reliable service over our network. In certain important cases, our systems lack redundancy or diversity, which reduces the reliability of our network. Our network and infrastructure are constantly at risk of physical damage to access lines or other inoperability as a result of human, natural, or other factors. These factors may include labor strikes, pandemics, acts of terrorism, sabotage, natural disasters, power surges or outages, software defects, contractor or vendor failure, and other disruptions that may be beyond our control. Our new long-haul fiber optic cable is not expected to be commercially available until early 2009. Thus, should our existing fiber optic capacity connecting our Alaskan network to the Lower 48 become damaged or otherwise inoperable, the limited redundancy currently available to us would likely result in severely degraded or unavailable connections to the Lower 48 on our network. Should we experience a prolonged system failure or a significant service interruption, our customers may choose a different provider, and our reputation may be damaged.
A failure of enhanced emergency calling services associated with our network may harm our business.
          We provide E-911, service to our customers where such service is available. We also contract from time to time with municipalities to upgrade their public safety answering points such that those facilitates become capable of receiving our transmission of a 911 caller’s location information and telephone number. If the emergency call center is unable to process such information, the caller is provided only basic 911 services. In these instances, the emergency caller may be required to verbally advise the operator of such caller’s location at the time of the call. Any inability of the answering point to automatically recognize the caller’s location or telephone number whether or not it occurs as a result of our network operations may cause us to incur liability or cause our reputation or financial results to suffer.
We cannot assure you that we will be able to successfully integrate any acquisitions we may make in the future.
          We continually explore acquisitions. However, any future acquisitions we make may involve some or all of the following risks:
•	diversion of management attention from operating matters;

•	unanticipated liabilities or contingencies of acquired businesses;

•	failure to achieve projected cost savings or cash flow from acquired businesses;

•	inability to retain key personnel of the acquired business or maintain relationships with its customers;

•	inability to successfully integrate acquired businesses with our existing businesses, including information-technology systems, personnel, products and financial, computer, payroll and other systems of the acquired businesses;

•	failure to obtain necessary regulatory approvals;

•	difficulties in enhancing our customer support resources to adequately service our existing customers and the customers of the acquired businesses; and

•	difficulty in maintaining uniform standards, controls, procedures and policies.
          Further, as a result of our dividend policy and other factors which affect the availability to us of capital resources, we may not have sufficient available cash or access to sufficient capital resources necessary to complete a transaction even if such a transaction would otherwise be beneficial to us and our stockholders.
          Alternatively, we may issue shares of our common stock or other securities as consideration for future acquisitions and investments. In the event any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may be significant. We may also grant registration rights covering those shares or other securities in connection with any such acquisitions and investments.
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
          The customer base for telecommunications services in Alaska is small and geographically concentrated. According to U.S. Census Bureau estimates, the population of Alaska is approximately 677,000 as of July 1, 2007, approximately 61% of whom live in Anchorage, Fairbanks and Juneau. We do not know whether Alaska’s economy will grow or even be stable.
Wireless devices may pose health and safety risks and driving while using a wireless phone may be prohibited; as a result, demand for our services may decrease.
          Media reports have suggested that, and studies have been undertaken to determine whether, certain radio frequency emissions from wireless handsets and cell sites may be linked to various health concerns, including cancer. Further, radio frequency emissions may interfere with various electronic medical devices, including hearing aids and pacemakers. If consumers’ health concerns over radio frequency emission increase, they may be discouraged from using wireless handsets. In addition, studies have indicated that using wireless devices while driving may impair a driver’s attention. Regulators may impose or increase restrictions on the location and operation of cell sites or increase regulation on the use of handsets; and wireless providers may be exposed to litigation. New government regulations in these matters may adversely affect our results of operations.

Risks Related to our Common Stock
You may not receive the level of dividends provided for in our dividend policy or any dividends at all.
          We are not obligated to pay dividends. Our board of directors may decide not to pay dividends at any time and for any reason. We might not generate sufficient cash from operations in the future to pay dividends on our common stock in the intended amounts, or at all. If our cash flows from operations for future periods were to fall below our minimum expectations, we would need either to reduce or eliminate dividends or, to the extent permitted under the terms of our senior credit facility or any future agreement governing our debt, fund a portion of our dividends with borrowings or from other sources. Future dividends, if any, will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, business opportunities, any competitive or technological developments, our increased need to make capital expenditures, provisions of applicable law, and other factors that our board of directors may deem relevant. Should we reduce or eliminate dividends, the market price of our common stock may decline.
Possible volatility in the price of our common stock could negatively affect us and our stockholders.
          The trading price of our common stock may be volatile in response to a number of factors, many of which are beyond our control, including actual or anticipated variations in quarterly financial results, actual or anticipated variations in our dividend policy, changes in financial estimates by securities analysts, and announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments. In addition, our financial results or dividend payments may be below the expectations of securities analysts and investors. In addition, the U.S. securities markets have recently experienced significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Broad market and industry factors may negatively affect the price of our common stock, regardless of our operating performance. Volatility in our stock price regardless of cause could materially adversely affect the trading market and prices for our common stock, as well as our ability to issue additional securities or to secure additional financing.
Item 1B. Unresolved Staff Comments
          None
Item 2. Properties
          We own and lease office facilities and related equipment for executive headquarters, administrative personnel, central office buildings, and operations in locations throughout Alaska. Our principal executive and administrative offices are located in Anchorage, Alaska. We believe we have appropriate easements, rights of way and other arrangements for the accommodation of our pole lines, underground conduits, aerial, underground and undersea cables and wires, and wireless towers and antennas, although we believe these properties do not lend themselves to simple description by character and location.
          In addition to land and structures, our property consists of equipment necessary for the provision of communication services. This includes central office equipment, customer premises equipment (CPE) and connections, radio and wireless antennas, towers, pole lines, video head-end, remote terminals, aerial, underground and undersea cable and wire facilities, vehicles, furniture and fixtures, computers and other equipment. We also own certain other communications equipment held as inventory for sale or lease.
          Substantially all of our assets (including those of our subsidiaries) have been pledged as collateral for our 2005 senior credit facility.
Item 3. Legal Proceedings
          We are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business, including various legal proceedings involving regulatory matters described under “Item 1–Business–Regulation”. We have recorded litigation reserves of $0.1 million as of December 31, 2007 against certain current claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
          The information set forth under “Note 20—Commitments and Contingencies” in the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, and is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this Report.
Item 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
          Our common stock is traded on the NASDAQ Global Select Market under the symbol ‘ALSK’. The following table presents, for the periods indicated, the high and low sales prices of our common stock as reported by NASDAQ.

2007 Quarters	High	Low
4th	$ 16.48	$ 14.12
3rd	$ 15.92	$ 12.60
2nd	$ 17.15	$ 14.75
1st	$ 16.85	$ 13.40

2006 Quarters	High	Low
4th	$ 15.86	$ 13.10
3rd	$ 14.47	$ 11.51
2nd	$ 13.08	$ 11.00
1st	$ 12.63	$ 9.40
          As of March 6, 2008, there were 42.9 million shares of our common stock issued and outstanding and approximately 357 record holders of our common stock. Because many of our shares of existing common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
          On October 28, 2004, we announced the adoption of a dividend policy by our board of directors and declared our first quarterly dividend of $0.185 per share, which was paid on January 19, 2005 to holders of record on December 31, 2004. The following table summarizes all of the dividends paid from that date forward:

Announcement	Ex-Dividend			Amount
Date	Date	Record Date	Payment Date	Paid
10/28/2004	12/29/2004	12/31/2004	1/19/2005	$0.185
3/21/2005	3/29/2005	3/31/2005	4/19/2005	$0.200
6/14/2005	6/28/2005	6/30/2005	7/20/2005	$0.200
9/16/2005	9/28/2005	9/30/2005	10/19/2005	$0.200
11/29/2005	12/28/2005	12/30/2005	1/18/2006	$0.200
2/23/2006	3/29/2006	3/31/2006	4/19/2006	$0.215
6/21/2006	6/28/2006	6/30/2006	7/19/2006	$0.215
9/15/2006	9/27/2006	9/29/2006	10/18/2006	$0.215
12/19/2006	12/27/2006	12/29/2006	1/17/2007	$0.215
3/21/2007	3/28/2007	3/30/2007	4/18/2007	$0.215
6/20/2007	6/27/2007	6/29/2007	7/18/2007	$0.215
9/18/2007	9/26/2007	9/28/2007	10/17/2007	$0.215
12/17/2007	12/29/2007	12/31/2007	1/17/2008	$0.215
          Based on approximately 42.9 million shares outstanding on March 6, 2008, we estimate dividends payable during 2008 to be approximately $36.9 million.
          Our ability to make dividend payments in the future will depend on future economic conditions and on financial, business, regulatory and other factors, many of which are beyond our control. Accordingly, our board of directors may modify or revoke this policy at any time. Thus, you may not receive any dividends.
          Factors that may affect our dividend policy are:
•	we are a holding company and rely on dividends, interest and other payments, advances and transfer of funds from our subsidiaries to meet our debt service and pay dividends;

•	we may not have enough cash to pay dividends due to changes in our operating earnings, working capital requirements and anticipated cash needs;

•	nothing requires us to declare or pay dividends;

•	while the dividend policy adopted by our board of directors reflects an intention to distribute a substantial portion of our cash generated by our business in excess of operating needs, interest and principal payments on debt and capital expenditures, to pay dividends, our board could modify or revoke this policy at any time;

•	even if our dividend policy is not modified or revoked, the actual amount of dividends distributed under the policy and the decision to make any distribution will remain, at all times, entirely at the discretion of our board of directors;

•	the amount of dividends that we may distribute will be limited by restricted payment and leverage covenants in our 2005 senior credit facility, and potentially, the terms of any future debt that we may incur;

•	the amount of dividends that we may distribute is subject to restrictions under Delaware law; and

•	our stockholders have no contractual or other legal right to dividends.
     See “Item 1A—Risk Factors—Risks related to our Common Stock”. You may not receive the level of dividends provided for in our dividend policy or any dividends at all.
Securities Authorized for Issuance under Equity Compensation Plans
     The information set forth in this Report under “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference. For additional information on our stock incentive plans and activity, see “Note 14 — Stock Incentive Plans” in the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.
Item 6. Selected Financial Data
Selected Historical Financial Data
     The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report. The information presented in following tables has been adjusted to reflect the restatement of our consolidated financial results which is more fully described in the “Explanatory Note Regarding Restatement of our Consolidated Financial Statements” immediately preceding Part I of this Form 10-K and in Note 2 “Restatement of Consolidated Financial Statements” in the notes to the consolidated financial statements. We derived the selected consolidated financial data as of December 31, 2007, 2006, 2005, 2004 and 2003 and for the years ended December 31, 2007, 2006, 2005 and 2004 from our audited consolidated financial statements, and accompanying notes, included in Part II, Item 8 of this report. The consolidated statements of operations data for the year ended December 31, 2006 and the consolidated balance sheet data as of December 31, 2006 have been restated in connection with the restatements discussed in Note 2 of the notes to the consolidated financial statements.

		Restated (A)
($ in thousands)	2007	2006	2005	2004	2003
Operating Data:
Operating revenues	$385,785	$348,721	$326,809	$302,707	$323,847
Income/(loss) from continuing operations	144,136	13,278	(41,635)	(39,294)	(6,578)

Income/(loss) from continuing operations per share — basic	$3.38	$0.32	$(1.04)	$(1.33)	$(0.22)
Cash dividends per share	0.86	0.86	0.80	0.19	—

Balance Sheet Data (end of period):
Total assets	$663,203	$556,216	$576,413	$637,127	$685,391
Long-term debt, including current portion	432,996	438,213	445,578	525,889	550,220
     (A) See “Explanatory Note” on the front of this Form 10-K, “Restatement of Consolidated Financial Statements” in Part II, Item 7 and Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this report.
     A comparison of the restated amounts above to the amounts originally reported for the consolidated statements of operations and the consolidated balance sheet are detailed in the tables below.

	2006
($ in thousands)	As reported	Adjustments	As restated
Operating Data:

Operating revenues	$349,817	$(1,096)	$348,721
Net Income	19,994	(6,716)	13,278

Income/(loss) from continuing operations per share — basic	$0.48	$(0.16)	$0.32
Cash dividends per share	0.86	—	0.86

Balance Sheet Data (end of period):
Total assets	$562,321	$(6,105)	$556,216
Long-term debt, including current portion	438,213	—	438,213
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the other financial information included elsewhere in this Form 10-K.
Restatement of Previously Issued Financial Results
     In this Form 10-K, we are restating our consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for such year. We are also restating the unaudited quarterly financial information and financial statements for all interim periods in 2006 and 2007. Our previously filed annual report on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied upon.
Adjustments Made as a Result of Restatement
     Adjustment to Depreciation Expenses
     We identified errors in our previously reported depreciation expense for fiscal year 2006 and the first three fiscal quarters of 2007. Certain groups of assets employed in the Company’s intrastate operations are depreciated over extended lives as required by state regulations, giving rise to “regulatory assets”. As the result of a programmatic error, we incorrectly ceased to depreciate those regulatory assets prior to their becoming fully depreciated. We recorded additional depreciation charges and a corresponding reduction of our regulatory asset of $5,818 for the year ended December 31, 2006 and $5,180 for the nine months ended September 30, 2007.
     Other Adjustments Made in Connection with Restatement
     As part of the restatement, we also made adjustments to the four quarterly interim periods in 2006 and the first three interim periods in 2007 to correct errors identified which were not material to our financial statements for the respective periods, either individually or in the aggregate. Adjustments included (i) the recording of additional wireline access revenue of $3,115 in the first nine months of 2007. The adjustment was made pursuant to a true up of cost studies performed at year end using actual results rather than preliminary budget information used during the year; (ii) the capitalization of interest expense on funds used during construction of $625 in first three quarters of 2007 and $658 for the four quarterly periods in 2006; and (iii) a reduction of wireline revenue related to the non-elimination of accrued intercompany revenue that had the effect of overstating quarterly revenues by $446 in the first three quarters of 2007 and $615 for the four quarterly periods in 2006.

     The tables below present the decrease in 2006 net income resulting from the individual restatement adjustments for each respective period presented:
2006 Reconciliation of the Consolidated Statement of Operations

	As Reported	Adjustments	As Restated
Operating revenues:
Wireline	$234,233	$(882)	$233,351
Wireless	115,584	(214)	115,370

Total operating revenues	349,817	(1,096)	348,721

Operating expenses:
Wireline (exclusive of depreciation and amortization)	172,436	(15)	172,421
Wireless (exclusive of depreciation and amortization)	62,022	456	62,478
Depreciation and amortization	63,259	5,837	69,096
Loss (gain) on disposal of assets, net	1,105	—	1,105

Total operating expenses	298,822	6,278	305,100

Operating income	50,995	(7,374)	43,621

Other income and expense:
Interest expense	(31,103)	658	(30,445)
Loss on extinguishment of debt	(9,650)	—	(9,650)
Interest income	1,835	—	1,835
Other	8,360	—	8,360

Total other income and expense	(30,558)	658	(29,900)

Income before income tax expense	20,437	(6,716)	13,721

Income tax expense	(443)	—	(443)

Net income	$19,994	$(6,716)	$13,278

Net income per share:
Basic	$0.48	$(0.16)	$0.32

Diluted	$0.46	$(0.15)	$0.31

Weighted average shares outstanding
Basic	42,045		42,045

Diluted	43,387		43,387

     Where to Find Restated Financial Statements
     We set forth in Note 2 of the Consolidated Financial Statements in Part II, Item 8 of this report, the restated financial statements for the fiscal year ended December 31, 2006, together with reconciling information to the consolidated financial statements previously filed in the Company’s Annual Report on 10-K for such fiscal year.
     We set forth restated quarterly financial information for the three months ended March 31, June 30 and September 30 in each of 2006 and 2007 and December 31, 2006, together with reconciling information to previously issued financial statements in Note 2, “Restatement of Consolidated Financial Statements” in Part II, Item 8 of this report.

Overview
     We believe we are the leading provider of integrated communications services in Alaska. Our wireline business comprises one of the most expansive end-to-end Internet Protocol (IP) networks in Alaska and the largest local exchange carrier network in Alaska. We believe our wireless business comprises the most extensive, reliable wireless network in Alaska and the only Alaska wireless network with “third-generation” data transmission capabilities. For more information on our business, services, and products, see “Item 1—Business” in Part I this Form 10-K.
     The sections that follow provide information about important aspects of our operations and investments and include discussions of our results of operations, financial condition and sources and uses of cash. In addition, we have highlighted key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information we use in evaluating performance and allocating resources. We also monitor the state of the economy in general. In doing so, we compare Alaskan economic activity with broader economic conditions. In general, we believe that the Alaskan telecommunications market as well as general economic activity in Alaska, differs in important ways from the broader U.S. economy. These differences include, among others, the cost of long-haul telecommunications bandwidth, military activity, local customer preferences, median personal income, average usage of Internet technology, unemployment levels, housing activity, activity in the oil and gas markets, tourism, and local political activity.
     Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on the following strategic imperatives:
•	Emphasis on Top-Line Growth: We emphasize revenue growth as well as growth in net cash provided by operating activities. We devote more resources to higher growth markets such as wireless, including wireless data, wireline broadband connections, including our long-haul fiber investment connecting our network to the lower 48, as well as expanded strategic services to business markets, rather than to the traditional wireline voice market.

•	Investment with Discipline: We focus on gaining market share in those markets that contain high revenue producing customers. In our wireline business, we focus on deploying and selling broadband connections in each market covered by our network. We have targeted investment in deploying high-speed fiber conductivity in and between Alaska’s urban centers. We have increasingly targeted carrier and enterprise customers. Revenues from these customers grew 44.7% compared with last year, primarily driven by sales of advanced IP services and increases in revenues from agreements with carriers to terminate their Alaskan long-distance traffic. We have directed resources towards offering wireless plans that encourage customer adoption of large monthly-minute postpaid plans and unlimited postpaid plans. We also promote an unlimited data and text message package. These investments have been made, in part, to maintain a competitive position against a new national wireless provider market entrant. By directing resources to provide unlimited wireless plans and Alaska plans, we seek to distinguish ourselves from our competitors.

•	Profitability Improvement: We seek to increase operating income and margins. In 2007, cash provided by operations increased by 14.3% compared to 2006. Our operating income margin rose to 15.7% in 2007, compared with 12.5% in 2006. Supporting these improvements, our capital spending continues to be directed toward growth markets. High-speed, EVDO, data services, deployment of a long-haul fiber facility connecting Alaska and the Lower 48, as well as expanded services to enterprise customers, including Metro Ethernet, are examples of these growth markets. During 2007, capital expenditures were $62.8 million compared with capital expenditures of $60.0 million in 2006. As a result of our investment in the long-haul fiber facility, we expect 2008 capital expenditures to be higher than 2007 levels. In addition, we expect additional capital expenditures to support the growth of our wireless network and enhance its reliability. We expect to target these capital expenditures based on feedback from large customers seeking high speed wireless data coverage, particularly in Alaska’s North Slope oil fields.

•	Process Improvement: While focusing resources on revenue growth and market share gains, we continually challenge our management team and employees at all levels to lower expenses through process improvements. We expect to invest in technology-assisted process improvement, including self-service initiatives. We expect these efforts, such as call center routing improvements, deploying self-pay kiosks, and customer service tools, to improve our cost structure and maintain or improve operating income margins. As a result of past successes, we have been able to serve more customers while maintaining our workforce at or below prior levels.

•	Pay for Performance: We embrace a culture of urgency and accountability. We establish goals for all of our employees that are tied to the imperatives described above. We seek to provide our non-represented employees cash incentives and equity compensation that are tied to these goals. In addition, we seek to, whenever possible, include our represented work force as participants in our pay-for-performance equity compensation program. Inclusion of our represented work force requires, however, a commitment of managerial resources to negotiate with union representatives to gain acceptance, and we may not be successful in gaining such acceptance. We design executive compensation programs carefully to align executives’ and shareholders’ long-term interests.
     We aim to create value for our shareholders by carefully investing cash flows generated by the business in specific opportunities and transactions that support these imperatives. In addition, we use our cash flows to maintain and grow our dividend payout to shareholders. In light of our expected heavy capital expenditures in 2008, however, our board of directors has maintained our current $0.86 per share annual dividend policy throughout 2007. Under this policy, the company returned approximately $36.7 million in cash dividends to our stockholders during 2007.
Revenue Sources by Segment
Wireline
     Revenue from our wireline business services is generated from retail, wholesale and enterprise customer segments as well as from the provision of network access services to interexchange and wireless carriers.
Our Retail Business:
     We generate revenue from retail residential and business customers primarily from:
•	Basic local telephone service including features to customers within our service areas;

•	ISP services including DSL and dial up;

•	Long distance services;

•	Space and power services to business customers; and

•	CPE sales to business customers.
     The number of local telephone customers we serve continues to steadily decline. We expect this trend to continue. Conversely, we have seen a steady increase in DSL and long-distance subscribers. The table below sets forth subscriber numbers as of December 31, 2007, 2006 and 2005:

	As of December 31
	2007	2006	2005
Local telephone	185,658	194,815	199,341
Annual growth rate	-4.7%	-2.3%	-3.3%
DSL	47,501	44,066	35,844
Annual growth rate	7.8%	22.9%	45.1%
Dial up	9,125	12,591	17,401
Annual growth rate	-27.5%	-27.6%	-23.8%
Long distance	65,256	63,995	56,317
Annual growth rate	2.0%	13.6%	19.7%
Our Wholesale Business:
     We generate revenue from wholesale customers primarily from:
•	Providing competitive local service to CLECs on either a wholesale or UNE basis as prescribed under the Telecommunications Act;

•	Carrier billing and collection services; and

•	Providing carriers with access to space and power at our central office locations.
     The number of telephone lines we serve on a wholesale basis has continued to decline. The rate of wholesale line loss has outpaced the rate of retail line loss generally and has accelerated since 2005. This accelerated decline is primarily a result of a specific CLEC customer migrating its customers onto its own cable telephony plant. The table below sets forth subscriber numbers as of December 31, 2007, 2006 and 2005:

	As of December 31
	2007	2006	2005
UNE and resale local	40,696	57,852	71,544
Annual growth rate	-29.7%	-19.1%	-18.3%

Our Enterprise Business:
     We generate enterprise revenue from large business customers; state and federal governments; and other carriers primarily from local and long distance private line services;
•	The provision of virtual network facilities to nationwide carriers for long distance voice termination;

•	Advanced network services; and

•	Capacity sales on our in-state terrestrial fiber facility.
Our Network Access Business:
     Our LECs provide access service to numerous interexchange carriers and may also bill and collect long distance charges from interexchange carrier customers on behalf of the interexchange carriers. The amount of access charge revenue associated with a particular interexchange carrier varies depending on long distance calling patterns and the relative market share of each long distance carrier. The major sources of network access revenue are:
•	Interstate access charges;

•	Intrastate access charges;

•	Federal Universal Service support; and

•	Wireless carrier access charges.
Wireless
     Our business provides wireless voice and data services, other value-added services across our owned and operated network in Alaska and across the Lower 49 states and Canada with our roaming partners. We generate wireless revenue primarily from:
•	The sale of pre- and post-paid wireless voice plans to our Alaskan subscribers;

•	The sale of value added feature services, including data, to our Alaskan subscriber;

•	Equipment sales;

•	Providing Lower 48 and Canadian carriers with roaming access to our network for their subscribers; and

•	Competitive Eligible Telecommunication Carrier subsidies.
     Our wireless business has been a principal driver of revenue growth since 2005. However, as competition increases, and markets become increasingly penetrated, we expect that the pace of growth in the future will not reflect our past experience. The table below sets forth subscriber numbers as of December 31, 2007, 2006 and 2005:

	As of December 31
	2007	2006	2005
Retail wireless	144,451	130,971	112,854
Annual growth rate	10.3%	16.1%	19.8%
Wholesale wireless	1,999	3,017	4,683
Annual growth rate	-33.7%	-35.6%	-27.1%

Results of Operations
     The following table summarizes our company’s operations for the years ended December 31, 2007, 2006, (as restated), and 2005. Net income for the year ended December 31, 2007 was affected substantially by a one-time, non-cash income tax benefit resulting in a net benefit of $111.2 million arising out of the full release of a reserve previously held against our deferred tax asset

	Restated
($ in thousands, except per share data)	2007	2006	2005
Operating revenues:
Wireline	$248,265	$233,351	$240,574
Wireless	137,520	115,370	86,235

Total operating revenues	385,785	348,721	326,809

Operating expenses:
Wireline (exclusive of depreciation and amortization)	179,456	172,421	167,594
Wireless (exclusive of depreciation and amortization)	74,305	62,478	49,407
Depreciation and amortization	71,337	69,096	82,819
Loss (gain) on disposal of assets, net	248	1,105	(152)

Total operating expenses	325,346	305,100	299,668

Operating income	60,439	43,621	27,141

Other income and expense:
Interest expense	(28,741)	(40,095)	(70,776)
Interest income and other	1,244	10,195	2,000

Total other income (expense)	(27,497)	(29,900)	(68,776)

Income/(loss) before income taxes	32,942	13,721	(41,635)

Income tax benefit (expense)	111,194	(443)	—

Net income/(loss)	$144,136	$13,278	$(41,635)

Net Income/(loss) per share:
Basic	$3.38	$0.32	$(1.04)

Diluted	$3.26	$0.31	$(1.04)

Weighted average shares outstanding:
Basic	42,701	42,045	40,185

Diluted	44,185	43,387	40,185

Year ended December 31, 2007 Compared to the Year ended December 31, 2006
Wireline
     The following table summarizes wireline revenue by source for the years ended December 31, 2007, 2006, (as restated), and 2005.

	Year Ended December 31,
	2007		2006		2005
	Amount	Change	Amount	Change	Amount
Wireline Revenue by Source:

Retail	$97.9	2.4%	$95.6	-2.6%	$98.2
Wholesale	23.6	-7.1%	25.4	-19.4%	31.5
Access	100.9	6.8%	94.5	-0.9%	95.4
Enterprise	25.9	44.7%	17.9	15.5%	15.5

	$248.3	6.4%	$233.4	-3.0%	$240.6

Operating Revenues
     Retail: Retail revenue increased by $2.3 million, or 2.4% in 2007. The increase was primarily driven by growth in revenue from our DSL subscriber base of $1.6 million and a $1.2 million increase in long distance sales. These gains were offset in part by a $0.6 million decline in local exchange revenue primarily associated with residential line losses; and a $0.7 million decline in dial up ISP revenue.
     Declines in retail switched access lines in service of 4.7% in 2007 were concentrated in the residential market and were driven by wireless substitution and competition. During 2007 we added 3,400 DSL connections and exited the year with 47,500 DSL subscribers.
     Wholesale: Wholesale revenues decreased by $1.8 million, or 7.1%, in 2007 due to declines in UNE and wholesale local revenue of $2.9 million which is primarily attributable to the ongoing migration of lines leased to our key competitor to cable telephony, offset in part by a negotiated increase in rates. These losses were partially offset by higher revenues from billing and collection, and space and power services.
     Total UNE and wholesale lines declined by 29.7% in 2007, to 40,700, as a result of the ongoing migration of lines over to cable telephony. As a result of ongoing declines in UNE and wholesale local lines, we expect that wholesale revenue will decline as a component of wireline revenue for the foreseeable future.
     Network Access: Network access revenues increased by $6.4 million, or 6.8% in 2007. This revenue increase is counter to longer term trends where we foresee network access revenue declining as a component of wireline revenue, and was primarily attributable to positive settlements of $4.5 million with NECA and $2.0 million with USAC regarding our cost studies.
     Enterprise: Enterprise revenue increased by $8.0 million, or 44.7%, in 2007 due to $3.0 million in revenue from the provision of virtual network facilities to Lower 48 carriers for long distance voice termination; $2.4 million from a capacity exchange agreement with another carrier; $1.5 million from higher sales of advanced network services to large business and government customers; and an incremental $1.0 million of capacity sales on our terrestrial fiber.
Wireless
     Wireless revenue increased $22.2 million, or 19.2%, to $137.5 million for the year ended December 31, 2007 compared to $115.4 million for the year ended December 31, 2006. This increase is due primarily to the following:
•	growth in average subscribers of 13.1% to 140,863 from 124,591 for the year ended December 31, 2007 and 2006, respectively;

•	an increase in average ARPU of 6.6% to $62.58 from $58.71 for the year ended December 31, 2007 and 2006, respectively, primarily as a result of increased plan revenue, feature revenue, wireless data revenue, roaming revenue, regulatory surcharges and receipt of CETC funding which added $10.69 and $9.49 to wireless ARPU for the year ended December 31, 2007 and 2006, respectively;

•	higher phone and accessory sales in the year ended December 31, 2007 resulting in $9.3 million of handset revenue compared to $8.2 million for the year ended December 31, 2006; and

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $18.1 million from $14.2 million for the year ended December 31, 2007 and 2006, respectively.
Operating Expense
     Operating expense increased $20.2 million, or 6.6%, to $325.3 million for the year ended December 31, 2007, from $305.1 million for the year ended December 31, 2006. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
     Wireline: Wireline expenses, which include local telephone, Internet and interexchange operating costs increased $7.0 million, or 4.1%, for the year ended December 31, 2007. The increase is primarily attributable to activity supporting our Internet service offerings including $3.1 million in ISP access and circuit expense and $1.2 million in DSL COGS. Additionally, we saw a $1.5 million increase in advertising expenses, and a $1.7 million increase in expenses associated with large CPE contracts. These expenses were partially offset by $1.0 million in net non-recurring expense benefits comprising $1.8 million from a favorable settlement of a long term property tax dispute and $0.8 million in contingent liability charges for an anticipated loss on a vendor agreement.
     Wireless: Wireless expense increased $11.8 million, or 18.9%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase is primarily attributable to $7.2 million in costs associated with expanding our wireless footprint, an increase of $2.0 million in handset and accessory and data content expense and a $2.3 million increase in employee sales and service costs to support our growing customer base.
     Depreciation and Amortization: Depreciation and amortization expense increased $2.2 million, or 3.2%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The change is due to an increase in depreciable asset base partially offset by a number of asset classes reaching their maximum depreciable lives. In addition, as more fully set forth in the restatement information contained earlier in this Item 7, we recorded additional depreciation expense and a corresponding reduction of our regulatory asset of $5.2 million for the nine months ended September 30, 2007.
     Loss on Disposal of Assets: The loss on disposal of assets decreased year over year $0.9 million from December 31, 2006, due to higher retirements in the prior year arising from our process improvement initiatives.
     Other Income and Expense: Other income and expense was a net expense of $27.5 million in the year ended December 31, 2007, a decrease of 8.0% from the $29.9 million in the year ended December 31, 2006. The decline is primarily attributable to a number of large prior year non-recurring transactions. These transactions included a $9.6 million loss on the extinguishment of debt, offset by a $6.7 million gain on the liquidation of the Rural Telephone Bank (“RTB”), and a $2.0 million gain on the purchase of the Alaska terrestrial assets from Crest Communications, LLC. In the current year we incurred $0.4 million in loss on the extinguishment of debt and recorded $0.6 million for gains from the RTB liquidation that are payable to our regulated intrastate wireline customers.
     Income Taxes: In the year ended December 31, 2007, we generated taxable income which was offset by net operating loss carry forwards. We did, however, incur an alternative minimum tax charge of $0.5 million for the same period. Prior to December 31, 2007 we had fully reserved the unused income tax benefit resulting from the consolidated losses we have incurred since May 14, 1999, the date of the acquisition of substantially all of our operations. In 2007, the Company reversed all of its valuation allowance as management now believes it is more likely than not, that all of the deferred tax asset well be realized based on the weight of all available evidence, including the last two years of earnings as well as projected earnings.
     Net Income: The increase in net income is primarily a result of the factors discussed above.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Operating Revenue
     Operating revenue increased $21.9 million, or 6.7%, for the year ended December 31, 2006 compared to the year ended December 31, 2005.
Wireline
     Retail: Retail revenue decreased by $2.6 million, or 2.6%, in 2006. The decrease was primarily driven by a $2.7 million decline in local exchange revenue associated with residential line losses and the repricing of business lines, a $1.1 million decline in dial up ISP revenue, and a $0.8 million reduction in CPE sales. These losses were offset in part by growth in revenue from our DSL subscriber base of $2.6 million.

     Declines in retail switched access lines in service of 2.3% in 2006 were concentrated in the residential market and were driven by wireless substitution and competition. During 2006 we added 8,200 DSL connections and exited the year with 44,100 DSL subscribers.
     Wholesale: Wholesale revenues decreased by $6.1 million, or 19.4%, in 2007 due to declines in UNE and wholesale local revenue of $2.9 million which is primarily attributable to the ongoing migration of lines leased to our key competitor to cable telephony and a $2.9 million decline in billing and collection revenues primarily associated with a reduction in affiliate billing and collection expense.
     Total UNE and wholesale lines declined by 19.1% in 2006 to 57,900 as a result of the ongoing migration of lines over to cable telephony. As a result of ongoing declines in UNE and wholesale local lines, we expect that Wholesale revenue will decline as a component of Wireline revenue for the foreseeable future.
     Network Access: Network access revenues decreased by $0.9 million, or 0.9% in 2007. The decease was driven by a $1.8 million decline in wireline network access revenue offset in part by a $0.8 million increase in access revenue earned from wireless carriers. We expect that Network Access revenue will decline as a component of Wireline revenue for the foreseeable future.
     Enterprise: Enterprise revenue increased by $2.4 million, or 15.5%, in 2006 due to $1.7 million in higher sales of advanced network services to large business and government customers; and $1.0 million in revenue earned from our terrestrial fiber asset which we acquired in April 2006.
Wireless
     Wireless revenue increased $29.1 million, or 33.8%, to $115.4 million for the year ended December 31, 2006 from $86.2 million for the year ended December 31, 2005. This increase is due primarily to the following:
•	growth in subscribers year over year of 14.0% at December 31, 2006;

•	an increase in average revenue per unit (“ARPU”) of 7.8% to $58.71 for the year ended December 31, 2006, from $54.45 for the year ended December 31, 2005, primarily as a result of improved subscriber mix with a higher proportion of post paid retail subscribers, increased plan revenue, feature revenue, roaming revenue, regulatory surcharges and receipt of CETC funding which added $9.49 and $7.33 to cellular ARPU in 2006 and 2005, respectively;

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $14.2 million from $6.7 million for the year ended December 31, 2006 and 2005, respectively.

•	$2.4 million in out of period CETC funds received in the fourth quarter of 2006; and

•	higher gross customer adds, handset upgrades and accessory sales in the year ended December 31, 2006 resulting in $8.2 million of revenue compared to $7.1 million for the year ended December 31, 2005.
Operating Expense
     Operating expense increased $5.4 million, or 1.8%, to $305.1 million for the year ended December 31, 2006, from $299.7 million for the year ended December 31, 2005. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
     Wireline: Wireline expenses, which include local telephone, Internet and interexchange operating costs increased $4.8 million, or 2.9%, for the year ended December 31, 2006. The increase is primarily attributable to higher cash and stock based compensation costs of $4.4 million and $3.6 million, respectively, attributable to higher success based incentive compensation and increases in labor expense driven by customer service related functions for supporting our DSL product. Increases in the size of our DSL subscriber base also drove a $3.8 million increase in DSL COGS. These expense increases were partially offset by a $4.7 million reduction in affiliate billing and collection expense for our interexchange services; a $1.1 million reduction in CPE COGS; and a $1.4 million reduction in IT and accounting, consulting and outside service fees for SOx compliance and audit work.
     Wireless: Wireless expense increased $13.1 million, or 26.5%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in total subscribers and the continued TDMA to CDMA conversion resulted in an increase of $3.7 million in handset, accessory and data content expense. As of December 31, 2006, 94% of our retail customer base resided on our CDMA network. The network build-out resulted in $6.1 million of additional expense. Advertising increased $1.3 million and we experienced an increase in regulatory charges and outsourced billing and provisioning costs of $1.6 million, directly associated with an increase in subscribers and end user revenue.

          Depreciation and amortization: Depreciation and amortization expense decreased $13.7 million, or 16.6%, for the year ended December 31, 2006 compared to the year ended December 31, 2005. The decrease is primarily attributable to certain asset classes reaching their maximum depreciable lives. Offsetting these decreases, as stated more fully in the restatement comments earlier in this Item 7, we restated our 2006 Consolidated Financial Statements to record additional depreciation expense and a corresponding reduction of our regulatory asset of $5.8 million for the year ended December 31, 2006.
          Interest expense: As a result of our debt restructuring activities, interest expense decreased by $5.4 million to $30.5 million for the year ended December 31, 2006 compared to $35.9 million for the year ended December 31, 2005.
          Loss on extinguishment of debt: Loss on extinguishment of debt charges arose from various accretive debt restructuring transactions. Tender premiums were $6.4 million in 2006 compared to $18.3 million in 2005 and the write off of unamortized debt issuance costs and settlement of original issue discounts were $3.3 million in 2006 compared to $16.6 million in the same period last year.
          Other: In 2006, we recognized a gain of $6.7 million following the liquidation of our stock holding in the RTB, and a gain of $2.0 million arising from the settlement of our transaction to acquire the Crest Communications, LLC’s Alaska terrestrial fiber network,
          Income Taxes: In 2006, we generated taxable income which was offset by net operating loss carry forwards. We did, however, incur an alternative minimum tax charge of $0.4 million.
          Net income: The increase in net income is primarily a result of the factors discussed above.
Liquidity and Capital Resources
     Sources
          We have satisfied our cash requirements for the year ended December 31, 2007 for operations, capital expenditures and debt service primarily through internally generated funds. For the year ended December 31, 2007, our net cash flows provided by operating activities were $104.9 million. At December 31, 2007, we had approximately $39.8 million in net working capital, approximately $35.2 million in cash and cash equivalents; $0.8 million in short-term investments; and $2.6 million in restricted cash. As of December 31, 2007, we had $45.0 million of remaining capacity under our revolving credit facility, representing 100% of available capacity. Subsequent to December 31, 2007 we invested excess cash in auction rate securities. Recent uncertainties in the credit markets have resulted in failed auctions for our entire existing portfolio of auction rate securities of $4.5 million. These investments are no longer currently liquid. For further information on our investment in auction rate securities, see “Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Liquidity Risk” and “Item 1A—Risk Factors.”
          As of December 31 2007, total long-term obligations outstanding were $433.0 million consisting of a $427.9 million draw from our $472.9 million 2005 senior credit facility which has an un-drawn revolving credit facility of $45.0 million; and $5.1 million in finance lease obligations. The $427.9 million term loan under the 2005 senior credit facility was drawn on February 1, 2005, July 15, 2005, and February 22, 2006 and generally bears interest at an annual rate of London Inter-Bank Offered Rate (“LIBOR”) plus 1.75%, with a term of seven years from the first closing date and no scheduled principal payments before maturity. The $45.0 million undrawn revolving credit facility, to the extent drawn in the future, will bear interest at an annual rate of LIBOR plus 2.00% and have a term of six years from the date of closing. To the extent the $45.0 million revolving credit facility under the 2005 senior credit facility remains undrawn, we will pay an annual commitment fee of 0.375% of the undrawn principal amount over its term. We also entered into floating-to-fixed interest rate swaps with total notional amounts of approximately $135.0 million, $85.0 million, $40.0 million, $115.0 million and $52.9 million which swap the floating interest rate on the entire term loan borrowings under the 2005 senior credit facility for a further two to four years at a fixed rate of 5.88%, 6.25%, 6.18%, 6.71% and 6.75%, per year, respectively, inclusive of the 1.75% premium over LIBOR. The swaps are accounted for as cash flow hedges.
          Our 2005 senior secured credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and payment of dividends. The 2005 senior credit facility also requires that we achieve certain financial ratios quarterly and we are currently operating comfortably within these restrictions.
     Uses
          Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been significant. The construction and geographic expansion of our wireless network has required significant capital. The implementation of our interexchange network and data services strategy is also capital intensive. New capital acquisition for 2007 totaled $62.8 million, inclusive of $1.9 million in interest capitalized during the course of construction, of which $39.9 million was expended on recurring maintenance capex requirements; $9.3 million was expended primarily on wireless footprint expansion and capacity augmentation in the major tourist corridors where we receive a seasonal influx of visitors during the summer months; and $12.9 million was expended on the construction of a long-haul fiber facility which once complete will provide telecommunication connectivity between the Lower 48 states and Alaska. We intend to fund future capital expenditures, including our long-haul fiber build to the Lower 48 states which we estimate will cost approximately $105 million to complete, exclusive of capitalized interest expense and internal overhead allocations with cash on hand, through internally generated cash flows, borrowings under our revolving credit facility, and incremental debt.
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
          On October 28, 2004, we announced the adoption of a dividend policy by our board of directors and declared our first quarterly dividend of $0.185 per share. On March 21, June 14, September 16, and November 29, 2005, our board of directors declared quarterly cash dividends of $0.20 per share. In February 2006, we announced our board of directors increased our dividend policy to an annual rate of $0.86 per share, an increase of 7.5% over the previous annual rate of $0.80 per share. Based on current shares outstanding at March 6, 2008 of approximately 42.9 million shares, and our current dividend of $0.86 per share, our current annual dividend commitment is $36.9 million. Dividends on our common stock are not cumulative.
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
     Contractual Obligations
          Current accounting standards require us to disclose our material obligations and commitments to making future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. We disclose our contractual long-term debt repayment obligations in Note 9 and our operating lease payments in Note 5.
          Our contractual obligations as of December 31, 2007, are in the following table. Generally, long-term liabilities are included in the table based on the year of required payment or an estimate of the year of payment. Such estimates of payment is based on a review of past trends for these items, as well as a forecast of future activities. Certain items were excluded from the following table where the year of payment is unknown and could not be reliably estimated.
          Many of our other non-current liabilities have been excluded from the following table due to the uncertainty of the timing of payments, combined with the absence of historical trending to be used as a predictor of such payments. Of particular note, costs associated with construction of our long-haul fiber facility payable directly to Tyco Telecommunications under our Supply Agreement, which are expected to be approximately $86 million, are not included in the table below. We estimate that our committed obligation under this agreement for services rendered was approximately $14.8 million as of December 31, 2007.

	Total	2008	2009-2010	2011-2012	Thereafter
Long-term debt	$427,900	$—	$—	$427,900	$—
Interest on long-term debt	125,312	31,767	61,445	32,100	—
Capital leases	5,096	780	1,281	1,539	1,496
Operating leases	56,431	6,061	10,370	7,020	32,980
Unconditional purchase obligations	44,795	10,937	13,552	6,863	13,443

Total contractual cash obligations	$659,534	$49,545	$86,648	$475,422	$47,919

Off-Balance Sheet Arrangements
          We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services, or other relationships that expose us to any significant liabilities that are not reflected on the face of the financial statements or in “Contractual Obligations” above.
Critical Accounting Policies and Estimates
          We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional discussion on the application of these and other significant accounting policies, see “Note1—Summary of Significant Accounting Policies” to our consolidated financial statements provided in this report. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact on our financial statements and because they require significant judgments, assumptions or estimates.
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, materials and supplies, long-lived assets, goodwill and intangible assets, income taxes and network access revenue reserves. Actual results may differ from those estimates.
     Regulatory and Intercompany Accounting
          Our consolidated financial statements include all majority-owned subsidiaries. We and our subsidiaries follow, where applicable, SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Our local telephone company subsidiaries charge other subsidiaries based on regulated rates for telecommunications services. Intercompany revenue between regulated local telephone companies and all other subsidiaries is not eliminated upon consolidation. Other intercompany balances are eliminated upon consolidation.
          Our local telephone company subsidiaries account for costs in accordance with the accounting principles prescribed by SFAS No. 71. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years.
          We implemented, effective January 1, 2003, higher depreciation rates for our interstate telephone plant, which management believes approximate the economically useful lives of the underlying plant. As a result, we recorded a regulatory asset under SFAS No. 71, as of December 31, 2007 and 2006, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. If we were not following SFAS No. 71, these costs would have been charged to expense as incurred. In 2007, an error was discovered in the calculation that resulted in the restatement of the balances for the twelve months ended December 31, 2006 and the nine months ended September 30, 2007. See Note 2 of our consolidated financial statements for details regarding the restatement. The balances at December 31, 2007 and December 31, 2006, are $65.3 million and $59.9 million, respectively. We also have a regulatory liability of $62.4 million and $61.5 million at December 31, 2007 and 2006, respectively, related to accumulated removal costs for our local telephone subsidiaries. If we were not following SFAS No. 71, we would have followed SFAS No. 143 for asset retirement obligations associated with our regulated telephone plant. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations are not accounted for under SFAS No. 71. In accordance with industry practice and regulatory requirements, revenues generated between regulated and non-regulated group companies are not eliminated on consolidation; these revenues totaled $38.4 million, $32.8 million, and $32.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.
          The methodologies discussed above for determining regulated rates and the resulting revenue and charges are based on rules adopted by the Regulatory Commission of Alaska (“RCA”). We believe the accounting estimates related to affiliate revenue and charges are “critical accounting estimates” because determining the cost allocation methodology and the supporting allocation factors: (i) requires judgment and is subject to refinement as facts and circumstances change or as new cost drivers are identified; (ii) are based on regulatory rules which are subject to change; and (iii) the various subsidiaries may change provided services which can impact overall costs and related charges, all of which require significant judgment and assumptions and can affect consolidated results.

     Revenue Recognition Policies
          We recognize revenue for recurring services when earned, which is usually on a month-to-month basis. We also recognize non-recurring revenues, including activation fees and usage sensitive charges, when earned. Where we have determined that certain bundled products, including coupled wireline and wireless services, constitute arrangements with multiple deliverables, we allocate and measure using units of accounting and our judgment within the arrangement based on relative fair values.
          Additionally, we establish a bad debt reserve against uncollectible revenues incurred during the period. These estimates are derived through a quarterly analysis of account aging profiles and a review of historical recovery experience. The reserve is adjusted when receivables are deemed to be uncollectible or otherwise paid. We account for bad debt expense in accordance with SFAS No. 71 which prescribes that revenue be recognized net of bad debt expense.
          We recognize access revenue when it is earned. We participate in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available for the Company and the other telephone companies. To the extent that disputes arise over revenue settlements, we defer revenue collected until settlement methodologies are resolved and finalized. At December 31, 2007 and 2006, the Company had recorded liabilities of $11.0 million and $21.4 million, respectively, related to its estimate of refundable access revenue. The decrease in the reserve during the year ended December 31, 2007 of $10.4 million was the result of refunds, the settlement of prior period claims and positive settlements with NECA and USAC regarding our cost studies.
     Debt Issuance Costs and Original Issue Discounts
          We amortize using the straight-line method underwriting and issuance costs associated with the issuance of our senior credit facility, senior subordinated notes, senior unsecured notes and senior discount debentures over the term of the debt, which approximates the effective interest method. During 2007, 2006 and 2005, the Company executed a number of transactions, including the early extinguishment of its 2003 senior credit facility, and the repurchase of it 2011 senior unsecured notes and 2009 senior subordinated notes. These transactions resulted in a write off of debt issuance costs in 2007, 2006 and 2005 of $.08 million, $1.7 million and $14.8 million, respectively. Debt issuance cost amortization, inclusive of the write offs, in the “Consolidated Statement of Cash Flows” for 2007, 2006 and 2005, was $2.0 million, $3.6 million and $16.8 million, respectively.
          We have issued certain debt instruments below their face value, resulting in original issue discounts that we record net in long-term debt. These original issue discounts are amortized using the effective interest method. During 2007, 2006 and 2005, the Company repurchased its 2011 senior unsecured notes, which resulted in a write off of original issue discount to expense of $.07 million, $1.5 million and $1.6 million, respectively. Original issue discount, inclusive of the write offs, in the Consolidated Statement of Cash Flows for 2007, 2006 and 2005, was $.08 million, $1.5 million, and $2.0 million, respectively.
     Income Taxes
          We use the asset-liability method of accounting for income taxes. Under the asset-liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that management believes it is more likely than not that such deferred tax assets will not be realized. We released during the fourth quarter in full the existing valuation allowance against our deferred tax asset.
     Non-Operating Expense
          We periodically evaluate the fair value of our investments and other non-operating assets against their carrying value whenever market conditions indicate a change in that fair value. Any changes relating to declines in the fair value of non-operating assets are charged to non-operating expense under the caption “Other” in the Consolidated Statement of Operations. These items require significant judgment and assumptions. We believe our estimates are reasonable, based on information available at the time they were made. However, if our estimates are not correct or if circumstances underlying our estimates change, we may incur unexpected impairment charges in future periods.

Recently Adopted Accounting Pronouncements
          Effective January 1, 2007, we adopted FIN 48. See “Note 12—Income Taxes” to our consolidated financial statements for additional information.
Recently Issued Accounting Pronouncements
          In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159. Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for us beginning January 1, 2008. At this time, we do not expect the adoption of this standard to have any significant impact on our financial position or results of operations.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which is effective for us beginning January 1, 2008 and provides a definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements for future transactions. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

Item 7A. Quantitative and qualitative disclosures about market risk
          As of December 31, 2007, we had outstanding senior unsecured notes and our 2005 senior credit facility. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under our 2005 senior credit facility.
          The table below provides information about our sensitivity to market risk associated with fluctuations in interest rates as of December 31, 2007. To the extent that our financial instruments expose us to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related expected interest rates by year of maturity for our 2005 senior credit facility, senior unsecured notes, and capital leases and other long-term obligations outstanding at December 31, 2007. Weighted average variable rates for the 2005 senior credit facility are based on implied forward rates in the LIBOR yield curve as of December 31, 2007. Fair values as of December 31, 2007 included herein have been determined based on (i) quoted market prices for the 2005 senior secured credit facility; and (ii) quoted market prices for the senior unsecured notes. Our consolidated financial statements contain descriptions of the 2005 senior credit facility, senior unsecured notes and capital leases and other long-term obligations and should be read in conjunction with the table below.

								Fair
($ in thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Value
Interest Bearing Liabilities

2005 bank credit facility	$—	$—	$—	$—	$427,900	$—	$427,900	$410,784
Weighted average interest rate (var)	6.17%	5.75%	5.87%	6.22%	6.80%		6.09%

Capital lease and other long-term	$780	$609	$672	$739	$800	$1,496	$5,096	$5,096
Average interest rate (fixed)	10.20%	10.27%	10.38%	10.56%	10.95%	11.50%	10.61%

Interest Rate Derivatives

Variable to Fixed Interest Rate Swap
Notional Amount	$—	$67,500	$—	$—	$—	$—	$67,500	$(482)
Fixed Rate Payable	4.13%	4.13%					4.13%
Weighted average Variance Rate Receivable	0.27%	-0.13%					0.14%

Notional Amount	$—	$67,500	$—	$—	$—	$—	$67,500	$(485)
Fixed Rate Payable	4.13%	4.13%					4.13%
Weighted average Variance Rate Receivable	0.27%	-0.13%					0.14%

Notional Amount	$—	$—	$85,000	$—	$—	$—	$85,000	$(1,352)
Fixed Rate Payable	4.50%	4.50%	4.50%				4.50%
Weighted average Variance Rate Receivable	-0.10%	-0.50%	-0.51%				-0.34%

Notional Amount	$—	$—	$—	$40,000	$—	$—	$40,000	$(669)
Fixed Rate Payable	4.43%	4.43%	4.43%	4.43%			4.43%
Weighted average Variance Rate Receivable	-0.02%	-0.42%	-0.30%	-0.04%			-0.21%

Notional Amount	$—	$—	$—	$115,000	$—	$—	$115,000	$(4,195)
Fixed Rate Payable	4.96%	4.96%	4.96%	4.96%			4.96%
Weighted average Variance Rate Receivable (Payable)	-0.56%	-0.96%	-0.84%	-0.47%			-0.74%

Notional Amount	$—	$—	$—	$52,900	$—	$—	$52,900	$(1,996)
Fixed Rate Payable	5.00%	5.00%	5.00%	5.00%			5.00%
Weighted average Variance Rate Receivable (Payable)	-0.59%	-0.99%	-0.87%	-0.50%			-0.77%
Total derivative fair value								$(9,179)

          The table below provides information about our sensitivity to market risk associated with fluctuations in interest rates as of December 31, 2006. To the extent that our financial instruments expose us to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related expected interest rates by year of maturity for our 2006 senior credit facility, senior unsecured notes, and capital leases and other long-term obligations outstanding at December 31, 2006. Weighted average variable rates for the 2005 senior credit facility are based on implied forward rates in the LIBOR yield curve as of December 31, 2006. Fair values as of December 31, 2006 included herein have been determined based on (i) quoted market prices for the 2005 senior secured credit facility; and (ii) quoted market prices for the senior unsecured notes. Our consolidated financial statements contain descriptions of the 2005 senior credit facility, senior unsecured notes and capital leases and other long-term obligations and should be read in conjunction with the table below.

								Fair
($ in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Value
Interest Bearing Liabilities:

2005 senior credit facility	$—	$—	$—	$—	$—	$427,900	$427,900	$430,040
Weighted average interest rate (variable)	7.03%	6.61%	6.62%	6.71%	6.78%	6.79%	6.75%

Senior unsecured notes	$—	$—	$—	$—	$4,040	$—	$4,040	$4,254
Average interest rate (fixed)	9.88%	9.88%	9.88%	9.88%	9.88%		9.88%

Capital leases and other long-term	$1,043	$943	$695	$664	$730	$2,281	$6,356	$6,356
Average interest rate (fixed)	10.00%	10.22%	10.26%	10.37%	10.55%	11.34%	10.48%

Interest Rate Derivatives

Variable to Fixed Interest Rate Swap
Notional Amount	$—	$—	$67,500	$—	$—	$—	$67,500	$1,646
Fixed Rate Payable	4.13%	4.13%	4.13%				4.13%
Weighted average Variance Rate Receivable	1.12%	0.75%	0.76%				0.87%

Notional Amount	$—	$—	$67,500	$—	$—	$—	$67,500	$1,655
Fixed Rate Payable	4.13%	4.13%	4.13%				4.13%
Weighted average Variance Rate Receivable	1.12%	0.75%	0.76%				0.87%

Notional Amount	$—	$—	$—	$85,000	$—	$—	$85,000	$1,267
Fixed Rate Payable	4.50%	4.50%	4.50%	4.50%			4.50%
Weighted average Variance Rate Receivable	0.74%	0.38%	0.37%	0.46%			0.49%

Notional Amount	$—	$—	$—	$—	$40,000	$—	$40,000	$976
Fixed Rate Payable	4.43%	4.43%	4.43%	4.43%	4.43%		4.43%
Weighted average Variance Rate Receivable	0.82%	0.45%	0.44%	0.53%	0.61%		0.57%

Notional Amount	$—	$—	$—	$—	$115,000	$—	$115,000	$198
Fixed Rate Payable	4.96%	4.96%	4.96%	4.96%	4.96%		4.96%
Weighted average Variance Rate Receivable	0.28%	-0.08%	-0.09%	0.00%	0.07%		0.03%

Notional Amount	$—	$—	$—	$—	$52,900	$—	$52,900	$12
Fixed Rate Payable	5.00%	5.00%	5.00%	5.00%	5.00%		5.00%
Weighted average Variance Rate Receivable	0.25%	-0.12%	-0.13%	-0.04%	0.04%		0.00%
Total derivative fair value								$5,754
          In February 2006, we amended our 2005 senior credit facility, increasing the $375.0 million term loan under the facility by $52.9 million and re-priced the facility to LIBOR plus 1.75% from LIBOR plus 2.00%. The amendment and the re-price became effective as of February 23, 2006 and February 22, 2006 respectively; the amendment permits ACS Holdings to purchase the notes subject to its above noted tender offer for any and all of its currently outstanding 9 7/8% Senior Notes due 2011.

          In February 2006, we executed $115.0 million and $52.9 million notional amount floating-to-fixed interest rate swap agreements related to its $375.0 million term loan under its 2005 senior secured bank credit facility. The swaps effectively fix the LIBOR rate on $115.0 million and $52.9 million principal amount of senior secured bank debt at 6.71% and 6.75%, inclusive of a 1.75% premium over LIBOR, through December 2011. We had previously entered into interest rate swaps for a notional amount of $260.0 million, and this transaction fixes the rates on its entire term loan.
Liquidity Risk
          Subsequent to December 31, 2007 we invested excess cash in auction rate securities. Recent uncertainties in the credit markets have resulted in failed auctions for our entire existing portfolio of auction rate securities of $4.5 million. These investments are no longer currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these short-term investments is successful. We have not obtained sufficient evidence to conclude that these investments are other-than-temporarily impaired or that they will not be settled in the short term, though the market for these investments is presently uncertain. With the cash demands of our fiber build, we may need to access these funds for operational purposes during the time that these investments are expected to remain illiquid.
Item 8. Financial Statements and Supplementary Data
          Consolidated financial statements of Alaska Communications Systems Group, Inc. and Subsidiaries are submitted as a separate section of this Form 10-K. See Index to Consolidated Financial Statements and Schedule, which appears on page F-1 hereof.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None
Item 9A. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a — 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.
          Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting” (Item 9A.(B)), we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Because of these material weaknesses, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2007.
          The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.
(B) Management’s Report on Internal Control over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
          Based on our evaluation of the effectiveness of our internal control over financial reporting, our management concluded that as of December 31, 2007, we did not maintain effective internal control over financial reporting due of the existence of material weaknesses. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that existed as of December 31, 2007 were as follows:
Depreciation of our Regulatory Asset - Spreadsheet controls over validating the integrity of the model used to calculate the net book value of our regulatory asset balance were not designed effectively. As a result, errors in the logic of the model went undetected resulting in an error in calculating depreciation of our regulatory assets. In addition, our management review control over our regulatory asset general ledger accounts, which are included in property, plant and equipment, was not designed at the level of precision to detect and correct errors that could be material to annual or interim financial statements. As a result of these deficiencies, material errors existed in the Company’s depreciation expense and property plant and equipment accounts that were corrected prior to the issuance of the 2007 consolidated financial statements but required a restatement to our 2006 consolidated financial statements and our interim condensed consolidated financial statements for the periods ended March 31, June 30, and September 30, of 2006 and 2007.
Network Access Revenue Reserves - Policies and procedures relative to training personnel in network access revenue reserves estimation in accordance with generally accepted accounting principles was insufficient. In addition, our management review controls over our network access revenue reserve general ledger accounts were not designed at the level of precision to detect and correct errors that could be material to annual or interim financial statements. As a result of these deficiencies, material errors existed in the Company’s network access reserve accounts that were corrected prior to the issuance of the 2007 consolidated financial statements.
          KPMG LLP, the Company’s independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2007, which is included in Item 8 of this Form 10-K.
(C) Managements Plan for Remediation of Material Weaknesses
     We plan to remediate the material weakness associated with the depreciation of the regulatory asset by taking the following actions:
•	Enhance the precision of our monitoring control over of the calculation of our regulatory asset account.

•	Implement policies and procedures regarding testing the integrity of spreadsheet models to ensure all significant calculations are functioning as intended and approved prior to use.
     We plan to remediate the material weakness associated with network access revenue reserve by taking the following actions:
•	Enhance the precision of our monitoring control over network access revenue reserves.

•	Implement policies and procedures over training of revenue requirements personnel in generally accepted accounting principles.
          We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. See “Part I — Item 1A — Risk Factors.”
(D) Changes in Internal Control over Financial Reporting
          There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. We are taking remedial actions to address the material weaknesses described above under “Evaluation of Disclosure Controls and Procedures.”
Item 9B. Other Information
          Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant
          The information required by this item is contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders and are incorporated herein by reference.
          Information on our audit committee financial experts is contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders under the caption “Audit Committee Financial Experts”, and is incorporated herein by reference.
          We have appointed a separately designated standing audit committee. The names of each of our audit committee members are contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders under the caption “Identification of the Audit Committee”, and this information is incorporated herein by reference.
          Information on the beneficial ownership reporting for our directors and executive officers is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.
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
Item 11. Executive Compensation Summary Compensation Table
          Information on compensation of our directors and executive officers is contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards”, other sections therein and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2008 Annual Meeting of Shareholders.
Securities Authorized for Issuance under Equity Compensation Plans
          As of December 31, 2007, the number of securities remaining available for future issuance under equity compensation plans includes 2,827,287 shares under the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan, 144,700 shares under the ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan, and 816,322 shares under the Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan. All shares reserved under the non-qualified stock option agreement between Liane Pelletier and Alaska Communications Systems Group, Inc. have been awarded through stock options. See “Note 14 — Stock Incentive Plans”, to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements for further information on our equity compensation plans.

	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of	outstanding	under equity compensation
	outstanding options,	options, warrants	plans (excluding securities
	warrants and rights	and rights	reflected in column (a))
Equity compensation plans	(a)	(b)	(c)
Approved by security holders:
Stock options	560,315	$6.09
Restricted stock	1,295,936	$—	3,788,310

Not approved by security holders:
Stock options	600,000	$4.50	—

Item 13. Certain Relationships and Related Transactions
          Information with respect to such contractual relationships is incorporated herein by reference to the information in the Proxy Statement for our 2008 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
          Information on our audit committee’s pre-approval policy for audit services, and information on our principal accountant fees and services is contained in our Proxy Statement for our 2008 Annual Meeting of Shareholders under the caption “Audit Fees”, and is incorporated herein by reference.

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
(b)	Exhibits

Exhibit
No.	Description
2.1	Purchase Agreement, dated as of August 14, 1998, as amended, by and among ALEC Acquisition Sub Corp., CenturyTel of the Northwest, Inc. and CenturyTel Wireless, Inc. (1)

2.2	Asset Purchase Agreement, dated as of October 20, 1998, by and between Alaska Communications Systems, Inc. and the Municipality of Anchorage (1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (3)

3.2	Amended and Restated By-Laws of the Registrant (3)

4.1	Specimen of Common Stock Certificate (3)

4.2	Stockholders’ Agreement, dated as of May 14, 1999, by and among the Registrant and the Investors listed on the signature pages thereto (1)

4.3	First Amendment to Stockholders’ Agreement, dated as of July 6, 1999, by and among the Registrant and the Stockholders listed on the signature pages thereto (1)

4.4	Second Amendment to Stockholders’ Agreement, dated as of November 16, 1999 by and among the Registrant and the Stockholders listed on the signature pages thereto (3)

4.5	Indenture, dated as of May 14, 1999, by and between Alaska Communications Systems Holdings, Inc., the Guarantors (as defined therein) and IBJ Whitehall Bank & Trust Company (1)

4.6	Purchase Agreement, dated as of May 11, 1999, by and among Alaska Communications Systems Holdings, Inc., the Guarantors, Chase Securities Inc., CIBC World Markets Corp. and Credit Suisse First Boston Corporation (1)

4.7	Indenture, dated as of May 14, 1999, by and between the Registrant and The Bank of New York (1)

4.8	First Amendment, dated as of October 29, 1999, to Indenture listed as Exhibit No. 4.7 (2)

4.9	Form of Second Amendment dated as of November 17, 1999 to Indenture listed as Exhibit No. 4.7 (3)

4.10	Purchase Agreement, dated as of May 11, 1999, by and among the Registrant, DLJ Investment Partners, L.P., DLJ Investment Funding, Inc. and DLJ ESC II, L.P. (1)

4.11	Indenture, dated as of August 26, 2003, among Alaska Communications Systems Holdings, Inc., as Issuer, the Guarantors (as defined therein) and The Bank of New York, as trustee. (4)

4.12	Supplemental Indenture to Indenture listed as Exhibit No. 4.11, dated January 25, 2005, among the Company, Alaska Communications Systems Holdings, Inc., the guarantor’s party thereto and The Bank of New York, as trustee. (7)

4.13	Supplemental Indenture to Indenture listed as Exhibit No. 4.5, dated January 25, 2005, among the Company, Alaska Communications Systems Holdings, Inc., the guarantors party thereto and The Bank of New York, as trustee. (7)

4.14	Supplemental indenture to Indenture listed as Exhibit No. 4.11, dated July 15, 2005, among the Registrant, Alaska Communications Systems Holdings, Inc., the guarantors party thereto and the Bank of New York, as trustee. (13)

4.15	Supplemental Indenture to Indenture listed as Exhibit No. 4.11, dated February 22, 2006, among the Company, Alaska Communications Systems Holdings, Inc., the guarantors party thereto and The Bank of New York, as trustee. (14)

10.1	Exchange and Registration Rights Agreement, dated as of May 14, 1999, by and among Alaska Communications Systems Holdings, Inc., the Guarantors, Chase Securities Inc., CIBC World Markets Corp. and Credit Suisse First Boston Corporation (1)

Exhibit No.	Description
10.2	Exchange and Registration Rights Agreement, dated as of May 14, 1999, by and among the Registrant, DLJ Investment Partners, L.P., DLJ Investment Funding, Inc. and DLJ ESC II L.P. (1)

10.3	ALEC Holdings, Inc. 1999 Stock Incentive Plan (1)

10.4	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan (3)

10.5	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan (3)

10.6	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan (3)

10.7	Exchange and Registration Rights Agreement, dated August 26, 2003, by and among Alaska Communications Systems Holdings, Inc., the Guarantors and J.P. Morgan Securities Inc. for itself and on behalf of CIBC World Markets Corp., Citigroup Global Markets Inc., Jefferies & Company, Inc. and Raymond James & Associates, Inc. (4)

10.8	Credit Agreement, dated August 26, 2003, among Alaska Communications Systems Group, Inc., Alaska Communications Systems Holdings, Inc., as the Borrower, the Lenders Party thereto and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, CIBC World Markets Corp., as Syndication Agent, and Citicorp North America, Inc., as Documentation Agent, and J.P. Morgan Securities Inc., as Arranger. (4)

10.9	Retirement Agreement, dated as of September 14, 2003, between Alaska Communications Systems Group, Inc. and Charles E. Robinson. (4)

10.10	Executive Employment Agreement, dated as of September 14, 2003, between Alaska Communications Systems Group, Inc. and Liane Pelletier. (4)

10.11	Settlement Agreement and Mutual Release, dated October 14, 2003, by and between the State of Alaska and Alaska Communications Systems Group, Inc. (4)

10.12	Executive Employment Agreement, dated as of October 17, 2003, between Alaska Communications Systems Group, Inc. and David C. Eisenberg. (5)

10.13	Executive Employment Agreement, dated as of January 23, 2004 between Alaska Communications Systems Group, Inc. and Sheldon Fisher. (6)

10.14	Executive Employment Agreement, dated as of February 18, 2004 between Alaska Communications Systems Group, Inc. and David Wilson. (6)

10.15	Letter Agreement, dated January 26, 2005, between Alaska Communications Systems Holdings, Inc. and Fox Paine & Company, LLC. (8)

10.16	Credit Agreement, dated February 1, 2005, among the Company, ACSH, the lenders named therein and Canadian Imperial Bank of Commerce, as Administrative Agent. (9)

10.17	Master Agreement, dated November 7, 1999, by and between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union 1547. (10)

10.18	Letter Agreement, dated March 1, 2005, by and between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union 1547. (10)

10.19	Consent and Agreement No. 1, dated July 15, 2005, among Alaska Communications Systems Group, Inc. , Alaska Communications Systems Holdings, Inc., the lenders party thereto and Canadian Imperial Bank of Commerce as Administrative Agent. (12)

10.20	Form of Restricted Stock Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan. (13)

10.21	Consent and Agreement No. 2, dated February 22, 2006, among Alaska Communications Systems Group, Inc. , Alaska Communications Systems Holdings, Inc., the lenders party thereto and Canadian Imperial Bank of Commerce as Administrative Agent. (14)

10.22	2006 Officer Severance Program (15)

10.23	Supply and Construction Contract between ACS Cable Systems, Inc. and Tyco Telecommunications (US), Inc. dated October 23, 2007***

10.24	Executive Employment Agreement, dated as of November 7, 2007 between Alaska Communications Systems Group, Inc. and Leonard Steinberg.

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.

31.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Wilson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2	Certification of David Wilson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-4 file No. 333-82361 and incorporated by reference thereto.

(2)	Filed as an exhibit to the Registrant’s Form 8-K filed on November 5, 1999 and incorporated by reference thereto.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1/A file No. 333-888753 filed on November 17, 1999 and incorporated by reference thereto.

(4)	Filed as an exhibit to Alaska Communications Systems Holdings, Inc. Registration Statement on Form S-4 file No. 333-109927 filed on October 23, 2003 and incorporated by reference thereto.

(5)	Filed as an exhibit to Alaska Communications Systems Holdings, Inc. Registration Statement on Form S-4/A file No. 333-109927 filed on January 21, 2004 and incorporated by reference thereto.

(6)	Filed as an exhibit to the Registrant’s Form 10-K filed on March 30, 2004 and incorporated by reference thereto.

(7)	Filed as an exhibit to the Registrant’s Form 8-K filed on January 26, 2005 and incorporated by reference thereto.

(8)	Filed as an exhibit to the Registrant’s Form 8-K filed on January 27, 2005 and incorporated by reference thereto.

(9)	Filed as an exhibit to the Registrant’s Form 8-K filed on February 2, 2005 and incorporated by reference thereto.

(10)	Filed as an exhibit to the Registrant’s Form 8-K filed on March 7, 2005 and incorporated by reference thereto.

(11)	Filed as an exhibit to the Registrant’s Form 8-K filed on March 18, 2005 and incorporated by reference thereto.

(12)	Filed as an exhibit to the Registrant’s Form 8-K filed on July 21, 2005 and incorporated by reference thereto.

(13)	Filed as an exhibit to the Registrant’s Form 10-Q filed on August 3, 2007 and incorporated herein by reference thereto.

(14)	Filed as an exhibit to the Registrant’s Form 8-K filed on February 27, 2006 and incorporated herein by reference thereto.

(15)	Filed as an exhibit to the Registrant’s Form 8-K filed on July 17, 2006 and is incorporated by reference thereto.
*** Confidential treatment of certain portions of this exhibit has been requested pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or Section 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2008	Alaska Communications Systems Group, Inc.
	By:	/s/Liane Pelletier
Liane Pelletier
Chief Executive Officer, Chairman of the Board and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Liane Pelletier Liane Pelletier	Chief Executive Officer, Chairman of the Board and President (Principal Executive Officer)	March 20, 2008

/s/ David Wilson David Wilson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2008

/s/Annette M. Jacobs Annette M. Jacobs	Director	March 16, 2008

/s/Brian Rogers Brian Rogers	Director	March 15, 2008

/s/David A. Southwell David A. Southwell	Director	March 15, 2008

/s/John M. Egan John M. Egan	Director	March 15, 2008

/s/Patrick Pichette Patrick Pichette	Director	March 15, 2008

/s/Gary R. Donahee Gary R. Donahee	Director	March 15, 2008

/s/Edward J. Hayes, Jr. Edward J. Hayes, Jr.	Director	March 15, 2008

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alaska Communications Systems Group, Inc.:
We have audited the accompanying consolidated balance sheets of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2006 consolidated financial statements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alaska Communications Systems Group, Inc’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 20, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
Anchorage, Alaska
March 20, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alaska Communications Systems Group, Inc.:
We have audited Alaska Communications Systems Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alaska Communications Systems Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(B)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the following have been identified and included in management’s assessment:
•	Depreciation of Regulatory Asset

•	Network Access Revenue Reserves
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alaska Communications Systems Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 20, 2008, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Alaska Communications Systems Group, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
(signed) KPMG LLP
Anchorage, Alaska
March 20, 2008

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
December 31, 2007 and 2006
(In Thousands, Except Per Share Amounts)

		As Restated
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$35,208	$36,860
Restricted cash	2,589	1,700
Short-term investments	790	—
Accounts receivable-trade, net of allowance of $8,768 and $7,434	39,150	38,875
Materials and supplies	10,467	7,977
Prepayments and other current assets	5,155	3,514
Deferred income taxes	21,347	—

Total current assets	114,706	88,926

Property, plant and equipment	1,209,257	1,165,108
Less: accumulated depreciation and amortization	(825,663)	(773,744)

Property, plant and equipment, net	383,594	391,364

Goodwill	38,403	38,403
Intangible assets	21,604	21,604
Debt issuance cost	7,461	9,437
Deferred income taxes	96,095	—
Deferred charges and other assets	1,340	6,482

Total assets	$663,203	$556,216

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$780	$1,025
Accounts payable, accrued and other current liabilities	64,070	65,516
Advance billings and customer deposits	10,051	10,641

Total current liabilities	74,901	77,182

Long-term obligations, net of current portion	432,216	437,188
Other deferred credits and long-term liabilities	82,075	72,881

Total liabilities	589,192	587,251

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized, 42,883 and 42,322 issued and outstanding, respectively	429	423
Additional paid in capital	257,982	288,425
Accumulated deficit	(177,313)	(321,449)
Accumulated other comprehensive (loss) income	(7,087)	1,566

Total stockholders’ equity (deficit)	74,011	(31,035)

Total liabilities and stockholders’ equity (deficit)	$663,203	$556,216

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statement of Operations
Years ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Amounts)

		As Restated
	2007	2006	2005
Operating revenues:
Wireline	$248,265	$233,351	$240,574
Wireless	137,520	115,370	86,235

Total operating revenues	385,785	348,721	326,809

Operating expenses:
Wireline (exclusive of depreciation and amortization)	179,456	172,421	167,594
Wireless (exclusive of depreciation and amortization)	74,305	62,478	49,407
Depreciation and amortization	71,337	69,096	82,819
Loss (gain) on disposal of assets, net	248	1,105	(152)

Total operating expenses	325,346	305,100	299,668

Operating income	60,439	43,621	27,141

Other income and expense:
Interest expense	(28,386)	(30,445)	(35,894)
Loss on extinguishment of debt	(355)	(9,650)	(34,882)
Interest income	2,020	1,835	2,253
Other	(776)	8,360	(253)

Total other income and expense	(27,497)	(29,900)	(68,776)

Income (loss) before income tax	32,942	13,721	(41,635)

Income tax benefit (expense)	111,194	(443)	—

Net income (loss)	$144,136	$13,278	$(41,635)

Net income (loss) per share:
Basic	$3.38	$0.32	$(1.04)

Diluted	$3.26	$0.31	$(1.04)

Weighted average shares outstanding
Basic	42,701	42,045	40,185

Diluted	44,185	43,387	40,185

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
and Comprehensive Income (Loss)
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Amounts)

						Accumulated
						Other
		Common	Treasury	Additional Paid	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Stock	in Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance, January 1, 2005	35,245	$352	$(18,443)	$282,272	$(293,092)	$(4,531)	$(33,442)

Total comprehensive income (loss)	—	—	—	—	(41,635)	4,853	(36,782)

Dividends declared	—	—	—	(33,107)	—	—	(33,107)

Stock compensation	—	—	—	3,166	—	—	3,166

Surrender 128 of shares to cover withholding taxes on stock based compensation	—	—	—	(757)	—	—	(757)

Issuance of common stock, pursuant to stock plans, $.01 par	1,088	10	—	5,741	—	—	5,751

Issuance of common stock net of offering costs, $.01 par	9,897	100	—	76,207	—	—	76,307

Balance, December 31, 2005	46,230	462	(18,443)	333,522	(334,727)	322	(18,864)

Total comprehensive income (restated)	—	—	—	—	13,278	1,244	14,522

Dividends declared (restated)	—	—	—	(36,274)	—	—	(36,274)

Stock compensation	—	—	—	7,667	—	—	7,667

Surrender of 74 shares to cover withholding taxes on stock based compensation	—	—	—	(872)	—	—	(872)

Issuance of common stock, pursuant to stock plans, $.01 par	641	6	—	2,780	—	—	2,786

Retirement of stock held in treasury	(4,549)	(45)	18,443	(18,398)	—	—	—

Balance, December 31, 2006 (restated)	42,322	423	—	288,425	(321,449)	1,566	(31,035)

Total comprehensive income (loss)	—	—	—	—	144,136	(8,653)	135,483

Dividends declared	—	—	—	(36,840)	—	—	(36,840)

Stock compensation	—	—	—	6,390	—	—	6,390

Excess tax benefit from share-based payments	—	—	—	755	—	—	755

Surrender of 153 shares to cover withholding taxes on stock based compensation	—	—	—	(2,330)	—	—	(2,330)

Issuance of common stock stock, pursuant to stock plans, $.01 par	561	6	—	1,582	—	—	1,588

Balance, December 31, 2007	42,883	$429	$—	$257,982	$(177,313)	$(7,087)	$74,011

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

		As Restated
	2007	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$144,136	$13,278	$(41,635)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	71,337	69,096	82,819
Loss (gain) on disposal of assets, net	248	1,105	(152)
Gain on sale of long-term investments	(152)	(6,685)	—
Amortization of debt issuance costs and original issue discount	2,059	5,180	18,760
Stock-based compensation	6,390	7,667	3,166
Deferred taxes	(112,495)	—	—
Excess tax benefit from share-based payments	(755)	—	—
Other non-cash expenses	742	234	109
Changes in components of assets and liabilities:
Accounts receivable and other current assets	(1,896)	2,136	(1,388)
Materials and supplies	(2,490)	(92)	(1,262)
Accounts payable and other current liabilities	(1,607)	8,823	(7,977)
Deferred charges and other assets	(193)	3,856	3,760
Other deferred credits	(389)	(12,774)	502

Net cash provided by operating activities	104,935	91,824	56,702

Cash Flows from Investing Activities:
Investment in construction and capital expenditures	(62,788)	(59,959)	(64,397)
Change in unsettled construction and capital expenditures	(509)	(915)	5,975
Purchase of short-term investments	(64,638)	(57,500)	(95,095)
Proceeds from sale of short-term investments	63,848	68,025	119,770
Proceeds from sale of long-term investments	162	7,663	—
Placement of funds in restricted account	(3,009)	—	(700)
Release of funds from escrow account	2,120	2,715	975

Net cash used by investing activities	(64,814)	(39,971)	(33,472)

Cash Flows from Financing Activities:
Repayments of long-term debt	(5,089)	(61,860)	(459,015)
Proceeds from the issuance of long-term debt	—	52,900	375,000
Debt issuance costs	—	(1,349)	(11,307)
Payment of cash dividend on common stock	(36,697)	(35,475)	(30,393)
Payment of withholding taxes on stock-based compensation	(2,330)	(872)	(757)
Excess tax benefit from share-based payments	755	—	—
Proceeds from the issuance of common stock	1,588	2,786	89,276
Stock issuance costs	—	—	(7,817)

Net cash used by financing activities	(41,773)	(43,870)	(45,013)

Change in cash and cash equivalents	(1,652)	7,983	(21,783)

Cash and cash equivalents, beginning of period	36,860	28,877	50,660

Cash and cash equivalents, end of period	$35,208	$36,860	$28,877

Supplemental Cash Flow Data:
Interest paid	$28,795	$31,280	$39,474
Income taxes paid	545	264	—

Supplemental Noncash Transactions:
Property acquired under capital leases	$51	$60	—
Dividend declared, but not paid	9,226	9,105	8,347
See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
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
     The accompanying consolidated financial statements for the Company are as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005. They represent the consolidated financial position, results of operations and cash flows of ACS Group and the following wholly owned subsidiaries:
•	Alaska Communications Systems Holdings, Inc. (“ACS Holdings”)

•	ACS of Alaska, Inc. (“ACSAK”)

•	ACS of the Northland, Inc. (“ACSN”)

•	ACS of Fairbanks, Inc. (“ACSF”)

•	ACS of Anchorage, Inc. (“ACSA”)

•	ACS Wireless, Inc. (“ACSW”)

•	ACS Long Distance, Inc. (“ACSLD”)

•	ACS Internet, Inc. (“ACSI”)

•	ACS Messaging, Inc. (ACSM)

•	ACS Cable Systems, Inc. (ACSC)
     A summary of significant accounting policies followed by the Company is set forth below:
Restatement
     The Consolidated Financial Statements as of and for the year ended December 31, 2006 and the related Notes to the Consolidated Financial Statements reflect restated amounts as a result of the adjustments described in Note 2.
Basis of Presentation
     The consolidated financial statements include all majority-owned subsidiaries. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation, intercompany revenue between regulated local telephone companies and all other group companies is not eliminated. All other significant intercompany balances have been eliminated. Certain reclassifications have been made to the 2006 and 2005 balances to conform to the current presentation.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles generally requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, materials and supplies, long-lived assets, goodwill and intangible assets, income taxes and network access revenue reserves. Actual results may differ from those estimates.
Cash and Cash Equivalents
     For purposes of the consolidated balance sheets and statements of cash flows, the Company generally considers all highly liquid investments with a maturity at acquisition of three months or less to be cash equivalents.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Restricted Cash
     The Company has placed restricted cash in certificates of deposits as required under the terms of certain contracts to which it is a party. When the restrictions are lifted, the Company will transfer the funds back into its operating accounts.
Short-Term Investments
     For purposes of the consolidated balance sheets and statements of cash flows, the Company considers highly liquid investments with a maturity at acquisition of more than three months but less than one year to be short-term investments. These investments are classified as available for sale and are stated at amortized cost, which approximates fair market value. Income related to these investments is reported as interest income.
Materials and Supplies
     Materials and supplies are carried in inventory at the lower of weighted average cost or market. Cash flows related to the sale of inventory, primarily wireless devices and accessories, are included in operating activities in the Company’s consolidated statement of cash flows.
Property, Plant and Equipment
     Telephone plant is stated substantially at original cost of construction. Telephone plant retired in the ordinary course of business, together with the cost of removal, less salvage, is charged to accumulated depreciation with no gain or loss recognized. Renewals and betterments of telephone plant are capitalized while repairs, as well as renewals of minor items, are charged to operating expense as incurred. The Company provides for depreciation of telephone plant on the straight-line method, using rates approved by regulatory authorities. The composite annualized rate of depreciation for all classes of telephone property, plant, and equipment was 5.2%, 5.3% and 5.8% for 2007, 2006 and 2005, respectively.
     Non-Telephone plant is stated at purchased cost, and when sold or retired a gain or loss is recognized. Depreciation of such property is provided on the straight-line method over its estimated service life ranging from three to 20 years.
     The Company is the lessee of equipment and buildings under capital leases expiring in various years through 2019. The assets and liabilities under capital leases are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the assets at the inception of the lease. The assets are amortized over the lower of their related lease terms or the estimated productive lives. Amortization of assets under capital leases is included in depreciation and amortization expense.
     The Company is also the lessee of various land, building and personal property under operating lease agreements for which expense is recognized on a monthly basis.
Goodwill and Intangible Assets
     Goodwill and indefinite-lived intangible assets are not amortized but are assessed for impairment on at least an annual basis. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and are periodically reviewed for impairment.
Debt Issuance Costs
     Underwriting and issuance costs associated with the issuance of the Company’s senior credit facility, senior subordinated notes, senior unsecured notes and senior discount debentures are being amortized using the straight-line method which approximates the effective interest method, over the term of the debt. During 2007, 2006 and 2005, the Company executed a number of transactions, including the early extinguishment of its 2003 senior credit facility and the repurchase of it 2011 senior unsecured notes and 2009 senior subordinated notes. These transactions resulted in a write off of debt issuance costs in 2007, 2006 and 2005 of $84, $1,731 and $14,784, respectively. Debt issuance cost amortization, inclusive of the

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
write offs, in the Consolidated Statement of Cash Flows for 2007, 2006 and 2005, was $1,976, $3,645 and $16,760, respectively.
Original Issue Discounts
     Certain debt instruments of the Company have been issued below their face value, resulting in original issue discounts that are recorded net in long-term debt. These original issue discounts are amortized using the effective interest method. During 2007, 2006 and 2005, the Company repurchased its 2011 senior unsecured notes, which resulted in a write off of original issue discount to expense of $72, $1,479 and $1,557, respectively. Original issue discount, inclusive of the write offs, in the Consolidated Statement of Cash Flows for 2007, 2006 and 2005, was $83, $1,535, and $2,000, respectively.
Preferred stock
     The Company has 5,000, no par, shares authorized, none of which were issued or outstanding at December 31, 2007, and 2006.
Treasury Stock
     The Company, with Board of Directors’ authorization, occasionally repurchases shares of its common stock. Since management originally intended to hold the treasury stock temporarily for later re-issuance, the cost method of accounting for treasury stock was used. On December 15, 2006, the Company’s Board of Directors approved the retirement of 100% of the Company’s treasury stock.
Revenue Recognition
     Substantially all recurring service revenues are billed one month in advance and are deferred until earned. Non-recurring and usage sensitive revenues are billed in arrears and are recognized when earned. Certain of the Company’s bundled products and services, primarily in wireless, have been determined to be revenue arrangements with multiple deliverables. Total consideration received in these arrangements is allocated and measured using units of accounting within the arrangement based on relative fair values. Wireless offerings include wireless phones and service contracts sold together in its Company-owned stores. The handset and accessories associated with these direct channel sales is recognized at the time the related wireless phone is sold and is classified as equipment sales. Activation fees are recognized at the time of activation. Monthly service revenue is recognized as services are rendered.
     Additionally, the Company establishes estimated bad debt reserves against uncollectible revenues incurred during the period. These estimates are derived through a quarterly analysis of account aging profiles and a review of historical recovery experience. Receivables are charged off against the allowance when management believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Company accounts for bad debt expense in accordance with SFAS No. 71 which prescribes that revenue be recognized net of bad debt expense.
     Access revenue is recognized when earned. The Company participates in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available for the Company and the other telephone companies. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At December 31, 2007 and 2006, the Company had deferred revenue of $10,993 and $21,448, respectively, related to its estimate of refundable access revenue. The decrease during the year ended December 31, 2007 of $10,455 was the result of refunds, the settlement of prior period claims and positive settlements with NECA and USAC regarding our cost studies.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     During 2007 and 2006 no customer accounted for 10% of consolidated revenues. In 2005, one customer accounted for 10% of consolidated revenues.
     Income Taxes
     The Company utilizes the asset-liability method of accounting for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes. Under the asset-liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that management believes it is more likely than not that such deferred tax assets will not be realized.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which was effective for the Company on January 1, 2007. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The impact of the Company’s reassessment of its tax positions in accordance with the adoption of FIN 48 did not have a material impact on the results of operations, financial condition or liquidity. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, the Company had no accrued income tax interest or penalties. Tax returns prior to 2004 are no longer subject to examination by major tax jurisdictions. The Company is not aware of any material tax contingencies.
Taxes Collected from Customers and Remitted to Government Authorities
     The Company excludes taxes, collected from customers and payable to government authorities, from revenue. Taxes payable to government authorities are presented as a liability on the Consolidated Balance Sheets.
Regulatory Accounting and Regulation
     The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by SFAS No. 71. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. The Company’s cost studies and depreciation rates are subject to periodic audits that could ultimately result in reductions of revenues.
     The Company implemented, effective January 1, 2003, higher depreciation rates for its financial reporting, which management believes approximates the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset, as of December 31, 2007 and 2006, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. In 2007, an error was discovered in the calculation that resulted in the restatement of the balances for the twelve months ended December 31, 2006 and the nine months ended September 30, 2007. See Note 2 for details regarding the restatement. The balances at December 31, 2007 and December 31, 2006, are $65,271 and $59,905, respectively. The Company also has a regulatory liability of $62,443 and $61,486 at December 31, 2007 and 2006, respectively, related to accumulated removal costs for its local telephone subsidiaries. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143 for asset retirement obligations associated with its regulated telephone plant. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles. In accordance with industry practice and regulatory requirements, revenue generated between regulated and non-regulated group companies are not eliminated on consolidation; these revenues totaled $38,417, $32,814, and $32,219 for the years ended December 31, 2007, 2006 and 2005, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     The local telephone exchange activities of the Company are subject to rate regulation by the FCC for interstate telecommunication service and the RCA for intrastate and local exchange telecommunication service. The Company, as required by the FCC, accounts for such activity separately. Long distance services of the Company are subject to regulation as a non-dominant interexchange carrier by the FCC for interstate telecommunication services and the RCA for intrastate telecommunication services. Wireless and Internet operations are not subject to rate regulation.
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
Derivative Financial Instrument
     The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and its designation as a hedge. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value either offset the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or are recognized in other comprehensive income until the hedged transaction is recognized in earnings. The change in a derivative’s fair value related to the ineffective portion of a hedge, if any, is immediately recognized in earnings. The Company does not enter into any derivative contracts for speculative purposes. On the date a derivative contract is entered into, the Company designates the derivative as either a fair value or cash flow hedge. The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If the Company determines that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company would discontinue hedge accounting prospectively.
Dividend Policy
     It is the Company’s policy to pay dividends out of additional paid in capital. On March 21, June 14, September 16, and November 29, 2005, the Company’s board of directors declared quarterly cash dividends of $0.20 per share. On February 23, 2006 the board of directors approved an increase to the dividend of 7.5%. Dividends of $0.215 per share were declared February 23, June 21, September 15, and December 19, 2006 and March 21, June 20, September 18, and December 17, 2007. Dividends on the Company’s common stock are not cumulative.
Share-Based Payments
     As of July 1, 2005, the Company adopted SFAS No. 123(R), using the modified retrospective method applied to prior interim periods in the year of initial adoption, which requires measurement of compensation cost from January 1, 2005, for all unvested stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value for each stock option granted was estimated at the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatilities of our common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; the dividend yield is based on dividend yield of the option strike price at grant date and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock on the date of grant, discounted for estimated dividend payments that do not accrue to the employee during the vesting period; and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures. Such value is recognized as expense over the

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
service period, net of estimated forfeitures, using the straight line attribution method for stock-based payment grants from July 1, 2005 onward and the graded vesting attribution method for legacy stock-based payment grants.
     Stock based compensation is treated as a temporary difference for income tax purposes and increases deferred tax assets until the compensation is realized for income tax purposes. To the extent that the realized tax benefit exceeds the book based compensation, the excess tax benefit is credited to Additional Paid in Capital.
Accounting for Pensions
     The Company accounts for pensions in accordance with FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an employer to recognize in its statement of financial position the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of a plan’s assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The adoption of the standard, effective December 31, 2006, had no impact as the plan is frozen.
Earnings per Share
     The Company uses the treasury stock method to calculate earnings per share.
2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
Restatement
     The Company’s management, during the course of the Company’s 2007 annual review of financial results and application of financial controls, identified errors in the Company’s previously reported depreciation expense for fiscal year 2006 and the first three fiscal quarters of 2007. Certain groups of assets employed in the Company’s intrastate operations are depreciated over extended lives as required by state regulations, giving rise to “regulatory assets”. As the result of an error in program logic, the Company incorrectly ceased to depreciate those regulatory assets prior to their becoming fully depreciated. The Company’s regulatory assets and related depreciation of the assets is governed by Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation.
     The Company recorded additional depreciation charges and a corresponding reduction of its regulatory asset of $5,818 and $5,180 for the year ended December 31, 2006 and for the nine months ended September 30, 2007, respectively. The effects of years prior to 2006 were immaterial, hence they were included in the 2006 restatement. As part of the restatement, the Company also made the following adjustments to its consolidated financial statements for the year ended December 31, 2006 to correct other errors identified which were not material to the financial statements individually or in the aggregate or for any prior fiscal year: (i) the capitalization of interest expense on funds used during construction of $658; (ii) a reduction of wireline revenue related to non-eliminated intercompany revenue from revenue accruals included in accounts receivable that had the effect of overstating revenues by $615, overstating wireline expense by $343, understating wireless expense by $414 and overstating advanced billings by $26; (iii) a $267 correction to a wireline customer account that reduced revenue and created a refund liability; and (iv) a $214 correction of a billing error on a wireless customer account that reduced wireless revenue and accounts receivable.
     The Company has set forth in the following tables the consolidated restated financial statements for the fiscal year ended December 31, 2006, together with reconciling information to the consolidated financial statements previously filed in the Company’s Annual Report on 10-K for 2006. See notes 4, 5, 8, 10, 12, 13, 16 and 22 for balances impacted by the restatement.
Effect on Taxes of Restated Financial Results
     There is no difference between the gross adjustments arising out of the restatement described herein and the net effect of such adjustments after taxes. The Company, during all restated reporting periods, maintained a full valuation allowance against its net deferred tax assets. Thus, any incremental change in taxable income arising out of the restatement

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Amounts)
2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)
would be offset by a commensurate change in the Company’s valuation allowance against its deferred tax assets.
Consolidated Balance Sheet Adjustments
     The following is a summary of the adjustments to our previously issued consolidated balance sheet as of December 31, 2006:
Consolidated Statements of Operations Adjustments
     The following is a summary of the adjustments to our previously issued consolidated statements of operations for the fiscal year ended December 31, 2006:

	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$36,860	$—	$36,860
Restricted cash	1,700	—	1,700
Accounts receivable-trade, net of allowance of $7,434	39,801	(926)	38,875
Materials and supplies	7,977	—	7,977
Prepayments and other current assets	3,514	—	3,514

Total current assets	89,852	(926)	88,926

Property, plant and equipment	1,164,450	658	1,165,108
Less: accumulated depreciation and amortization	767,907	5,837	773,744

Property, plant and equipment, net	396,543	(5,179)	391,364
Goodwill	38,403	—	38,403
Intangible assets	21,604	—	21,604
Debt issuance cost	9,437	—	9,437
Deferred charges and other assets	6,482	—	6,482

Total assets	$562,321	$(6,105)	$556,216

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$1,025	$—	$1,025

Accounts payable, accrued and other current liabilities	65,249	267	65,516
Advance billings and customer deposits	10,667	(26)	10,641

Total current liabilities	76,941	241	77,182
Long-term obligations, net of current portion	437,188	—	437,188
Other deferred credits and long-term liabilities	72,881	—	72,881

Total liabilities	587,010	241	587,251

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized	423	—	423
Additional paid in capital	288,055	370	288,425
Accumulated deficit	(314,733)	(6,716)	(321,449)
Accumulated other comprehensive income	1,566	—	1,566

Total stockholders’ equity (deficit)	(24,689)	(6,346)	(31,035)

Total liabilities and stockholders’ equity (deficit)	$562,321	$(6,105)	$556,216

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Amounts)
2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Consolidated Statements of Operations Adjustments
     The following is a summary of the adjustments to our previously issued consolidated statements of operations for the fiscal year ended December 31, 2006:

	As Reported	Adjustments	As Restated
Operating revenues:
Wireline	$234,233	$(882)	$233,351
Wireless	115,584	(214)	115,370

Total operating revenues	349,817	(1,096)	348,721

Operating expenses:
Wireline (exclusive of depreciation and amortization)	172,436	(15)	172,421
Wireless (exclusive of depreciation and amortization)	62,022	456	62,478
Depreciation and amortization	63,259	5,837	69,096
Loss (gain) on disposal of assets, net	1,105	—	1,105

Total operating expenses	298,822	6,278	305,100

Operating income	50,995	(7,374)	43,621

Other income and expense:
Interest expense	(31,103)	658	(30,445)
Loss on extinguishment of debt	(9,650)	—	(9,650)
Interest income	1,835	—	1,835
Other	8,360	—	8,360

Total other income and expense	(30,558)	658	(29,900)

Income before income tax expense	20,437	(6,716)	13,721

Income tax expense	(443)	—	(443)

Net income	$19,994	$(6,716)	$13,278

Net income per share:
Basic	$0.48	$(0.16)	$0.32

Diluted	$0.46	$(0.15)	$0.31

Weighted average shares outstanding
Basic	42,045		42,045

Diluted	43,387		43,387

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Amounts)
2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Consolidated Statements of Cash Flows Adjustments
     The following is a summary of the adjustments to our previously issued consolidated statements of cash flows for the fiscal year ended December 31, 2006.

	As Reported	Adjustments	As Restated
Cash Flows from Operating Activities:
Net income	$19,994	$(6,716)	$13,278
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	63,259	5,837	69,096
Loss on disposal of assets, net	1,105	—	1,105
Gain on sale of long-term investments	(6,685)	—	(6,685)
Amortization of debt issuance costs and original issue discount	5,180	—	5,180
Stock-based compensation	7,297	370	7,667
Other non-cash expenses	234	—	234
Changes in components of assets and liabilities:
Accounts receivable and other current assets	1,210	926	2,136
Materials and supplies	(92)	—	(92)
Accounts payable and other current liabilities	8,556	267	8,823
Deferred charges and other assets	3,882	(26)	3,856
Other deferred credits	(12,774)	—	(12,774)

Net cash provided by operating activities	91,166	658	91,824

Cash Flows from Investing Activities:
Investment in construction and capital expenditures	(59,301)	(658)	(59,959)
Change in unsettled construction and capital expenditures	(915)	—	(915)
Purchase of short-term investments	(57,500)	—	(57,500)
Proceeds from sale of short-term investments	68,025	—	68,025
Proceeds from sale of long-term investments	7,663	—	7,663
Release of funds from escrow account	2,715	—	2,715

Net cash used by investing activities	(39,313)	(658)	(39,971)

Cash Flows from Financing Activities:
Repayments of long-term debt	(61,860)	—	(61,860)
Proceeds from the issuance of long-term debt	52,900	—	52,900
Debt issuance costs	(1,349)	—	(1,349)
Payment of cash dividend on common stock	(35,475)	—	(35,475)
Payment of withholding taxes on stock-based compensation	(872)	—	(872)
Proceeds from the issuance of common stock	2,786	—	2,786

Net cash used by financing activities	(43,870)	—	(43,870)

Change in cash and cash equivalents	7,983	—	7,983

Cash and cash equivalents, beginning of period	28,877	—	28,877

Cash and cash equivalents, end of period	$36,860	$—	$36,860

Supplemental Cash Flow Data:
Interest paid	$31,280	$—	$31,280
Income taxes paid	$264	$—	$264

Supplemental Noncash Transactions:
Property acquired under capital leases	$60	$—	$60
Dividend declared, but not paid	$9,105	$—	$9,105

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Amounts)
2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following tables present unaudited financial information for each quarter within the two most recent years. Included herein is restated financial information for interim periods of 2007 and 2006 consistent with Article 10 of Regulation S-X. As a result, the quarterly data presented herein does not agree to previously issued quarterly statements covering periods beginning on or after January 1, 2006.
     The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements included elsewhere in this report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full fiscal year.
     The adjusted balances are primarily the result of the Company restatement of depreciation expense of $1,148, $2,227 and $1,805 in the quarters ended March 31, June 30 and September 30, 2007 and $863, $1,394, $1,774 and $1,787 for the four quarterly periods ended March 31, June 30, September 30 and December 31, 2006, respectively. In addition, as part of the restatement, the Company also made adjustments to the four interim periods in 2006 and the first three interim periods in 2007 to correct errors identified which were not material to the financial statements for the respective periods, either individually or in the aggregate. Adjustments increasing net income included: (i) the recording of additional wireline access revenue of $1,220, $961 and $934 in the quarters ended March 31, June 30 and September 30, 2007, respectively. The adjustment was made pursuant to a true up of cost studies performed at year end using actual results rather than preliminary budget information used during the year; (ii) The capitalization of interest expense on funds used during construction of $163, $197 and $265 in the quarters ended March 31, June 30 and September 30, 2007 and $173, $146, $159 and $180 for the four quarterly periods ended March 31, June 30, September 30 and December 31, 2006, respectively. The Company also recorded a reduction of wireline revenue related to non-eliminated intercompany revenue from revenue accruals included in Accounts receivable that had the effect of overstating quarterly revenues by $65, $174 and $207 in the quarters ended March 31, June 30, September 30, 2007 and $407, $200, $229 and ($221) for the four quarterly periods ended March 31, June 30, September 30 and December 31, 2006, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Amounts)
2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following tables present a reconciliation of the effects of adjustments made to the Company’s previously reported interim balance sheets for 2007:

	Reconciliation of Unaudited Consolidated Balance Sheets for Interim Periods
	(in thousands)
	March 31, 2007			June 30, 2007			September 30, 2007
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$35,686	$—	$35,686	$38,275	$(1,323)	$36,952	$41,765	$—	$41,765
Restricted cash	2,081	—	2,081	2,559	—	2,559	2,559	—	2,559
Short-term investments	—	—	—	—	1,323	1,323	—	—	—
Accounts receivable-trade, net of allowance	36,071	(1,149)	34,922	40,188	(912)	39,276	39,750	(1,121)	38,629
Materials and supplies	9,325	—	9,325	10,073	—	10,073	9,835	—	9,835
Prepayments and other current assets	3,456	—	3,456	4,176	—	4,176	4,270	—	4,270

Total current assets	86,619	(1,149)	85,470	95,271	(912)	94,359	98,179	(1,121)	97,058

Property, plant and equipment	1,172,904	821	1,173,725	1,184,583	1,018	1,185,601	1,196,228	1,283	1,197,511
Less: accumulated depreciation and amortization	(782,163)	(6,994)	(789,157)	(796,559)	(9,232)	(805,791)	(807,920)	(11,053)	(818,973)

Property, plant and equipment, net	390,741	(6,173)	384,568	388,024	(8,214)	379,810	388,308	(9,770)	378,538

Goodwill	38,403	—	38,403	38,403	—	38,403	38,403	—	38,403
Intangible assets	21,604	—	21,604	21,604	—	21,604	21,604	—	21,604
Debt issuance cost	8,968	—	8,968	8,408	—	8,408	7,934	—	7,934
Deferred charges and other assets	4,698	—	4,698	9,885	—	9,885	2,705	—	2,705

Total assets	$551,033	$(7,322)	$543,711	$561,595	$(9,126)	$552,469	$557,133	$(10,891)	$546,242

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$1,013	$—	$1,013	$4,961	$—	$4,961	$957	$—	$957
Accounts payable, accrued and other current liabilities	56,656	(819)	55,837	61,782	(1,646)	60,136	63,575	(2,796)	60,779
Advance billings and customer deposits	9,703	(77)	9,626	9,966	(78)	9,888	9,905	(82)	9,823

Total current liabilities	67,372	(896)	66,476	76,709	(1,724)	74,985	74,437	(2,878)	71,559

Long-term obligations, net of current portion	436,837	—	436,837	432,680	—	432,680	432,497	(212)	432,285
Other deferred credits and long-term liabilities	75,770	(52)	75,718	74,730	—	74,730	78,463	—	78,463

Total liabilities	579,979	(948)	579,031	584,119	(1,724)	582,395	585,397	(3,090)	582,307

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized	427	—	427	428	—	428	428	—	428
Additional paid in capital	278,884	97	278,981	279,279	(7,069)	272,210	274,147	(9,215)	264,932
Accumulated deficit	(307,538)	(6,599)	(314,137)	(307,635)	(333)	(307,968)	(299,082)	1,414	(297,668)
Accumulated other comprehensive (loss) income	(719)	128	(591)	5,404	—	5,404	(3,757)	—	(3,757)

Total stockholders’ equity (deficit)	(28,946)	(6,374)	(35,320)	(22,524)	(7,402)	(29,926)	(28,264)	(7,801)	(36,065)

Total liabilities and stockholders’ equity (deficit)	$551,033	$(7,322)	$543,711	$561,595	$(9,126)	$552,469	$557,133	$(10,891)	$546,242

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Amounts)
2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following tables present a reconciliation of the effects of adjustments made to the Company’s previously reported interim balance sheets for 2006:

	Reconciliation of Unaudited Consolidated Balance Sheets for Interim Periods
			(in thousands)
	March 31, 2006			June 30, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$18,679	$—	$18,679	$32,123	$—	$32,123
Restricted cash	4,415	—	4,415	3,450	—	3,450
Short-term investments	2,000	—	2,000	—	—	—
Accounts receivable-trade, net of allowance	36,135	(340)	35,795	38,289	(715)	37,574
Materials and supplies	8,263	—	8,263	10,318	—	10,318
Prepayments and other current assets	3,597	—	3,597	4,347	—	4,347

Total current assets	73,089	(340)	72,749	88,527	(715)	87,812

Property, plant and equipment	1,118,905	172	1,119,077	1,128,700	318	1,129,018
Less: accumulated depreciation and amortization	(729,366)	(865)	(730,231)	(742,442)	(2,262)	(744,704)

Property, plant and equipment, net	389,539	(693)	388,846	386,258	(1,944)	384,314

Goodwill	38,403	—	38,403	38,403	—	38,403
Intangible assets	21,650	—	21,650	21,604	—	21,604
Debt issuance cost	10,869	—	10,869	10,395	—	10,395
Deferred charges and other assets	16,507	—	16,507	20,059	—	20,059

Total assets	$550,057	$(1,033)	$549,024	$565,246	$(2,659)	$562,587

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$985	$—	$985	$1,003	$—	$1,003
Accounts payable, accrued and other current liabilities	50,717	232	50,949	53,970	244	54,214
Advance billings and customer deposits	9,598	(112)	9,486	9,735	(125)	9,610

Total current liabilities	61,300	120	61,420	64,708	119	64,827

Long-term obligations, net of current portion	437,744	—	437,744	437,538	—	437,538
Other deferred credits and long-term liabilities	80,181	—	80,181	80,411	—	80,411

Total liabilities	579,225	120	579,345	582,657	119	582,776

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized	465	—	465	466	—	466
Treasury stock, 4,549 shares at cost	(18,443)	—	(18,443)	(18,443)	—	(18,443)
Additional paid in capital	325,938	—	325,938	319,088	—	319,088
Accumulated deficit	(343,099)	(1,153)	(344,252)	(329,593)	(2,778)	(332,371)
Accumulated other comprehensive income	5,971	—	5,971	11,071	—	11,071

Total stockholders’ equity (deficit)	(29,168)	(1,153)	(30,321)	(17,411)	(2,778)	(20,189)

Total liabilities and stockholders’ equity (deficit)	$550,057	$(1,033)	$549,024	$565,246	$(2,659)	$562,587

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Amounts)
2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Reconciliation of Consolidated Balance Sheets for Interim Periods
	(in thousands)
	Unaudited			Audited
	September 30, 2006			December 31, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$38,242	$—	$38,242	$36,860	$—	$36,860
Restricted cash	1,700	—	1,700	1,700	—	1,700
Accounts receivable-trade, net of allowance	40,679	(1,093)	39,586	39,801	(926)	38,875
Materials and supplies	9,534	—	9,534	7,977	—	7,977
Prepayments and other current assets	3,941	—	3,941	3,514	—	3,514

Total current assets	94,096	(1,093)	93,003	89,852	(926)	88,926

Property, plant and equipment	1,145,850	477	1,146,327	1,164,450	658	1,165,108
Less: accumulated depreciation and amortization	(755,027)	(4,042)	(759,069)	(767,907)	(5,837)	(773,744)

Property, plant and equipment, net	390,823	(3,565)	387,258	396,543	(5,179)	391,364

Goodwill	38,403	—	38,403	38,403	—	38,403
Intangible assets	21,604	—	21,604	21,604	—	21,604
Debt issuance cost	9,916	—	9,916	9,437	—	9,437
Deferred charges and other assets	10,765	—	10,765	6,482	—	6,482

Total assets	$565,607	$(4,658)	$560,949	$562,321	$(6,105)	$556,216

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$1,024	$—	$1,024	$1,025	$—	$1,025
Accounts payable, accrued and other current liabilities	56,603	256	56,859	65,249	267	65,516
Advance billings and customer deposits	10,331	(127)	10,204	10,667	(26)	10,641

Total current liabilities	67,958	129	68,087	76,941	241	77,182

Long-term obligations, net of current portion	437,326	—	437,326	437,188	—	437,188
Other deferred credits and long-term liabilities	85,550	—	85,550	72,881	—	72,881

Total liabilities	590,834	129	590,963	587,010	241	587,251

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized	467	—	467	423	—	423
Treasury stock, 4,549 shares at cost	(18,443)	—	(18,443)	—	—	—
Additional paid in capital	312,395	—	312,395	288,055	370	288,425
Accumulated deficit	(320,873)	(4,787)	(325,660)	(314,733)	(6,716)	(321,449)
Accumulated other comprehensive income	1,227	—	1,227	1,566	—	1,566

Total stockholders’ equity (deficit)	(25,227)	(4,787)	(30,014)	(24,689)	(6,346)	(31,035)

Total liabilities and stockholders’ equity (deficit)	$565,607	$(4,658)	$560,949	$562,321	$(6,105)	$556,216

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Amounts)
2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following tables present a reconciliation of the effects of adjustments made to the Company’s previously reported quarterly consolidated statements of operations for interim periods in 2007:

	Three Months ended
	March 31, 2007			June 30, 2007			September 30, 2007
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Operating revenues:
Wireline	$58,831	$1,137	$59,968	$59,906	$968	$60,874	$62,672	$723	$63,395
Wireless	31,742	(87)	31,655	33,326	301	33,627	37,159	—	37,159

Total operating revenues	90,573	1,050	91,623	93,232	1,269	94,501	99,831	723	100,554

Operating expenses:
Wireline (exclusive of depreciation and amortization)	43,849	294	44,143	44,516	27	44,543	45,801	(501)	45,300
Wireless (exclusive of depreciation and amortization)	15,860	15	15,875	17,839	101	17,940	19,695	68	19,763
Depreciation and amortization	16,288	1,157	17,445	16,408	2,238	18,646	15,672	1,820	17,492
Loss (gain) on disposal of assets, net	3	—	3	21	—	21	113	—	113

Total operating expenses	76,000	1,466	77,466	78,784	2,366	81,150	81,281	1,387	82,668

Operating income	14,573	(416)	14,157	14,448	(1,097)	13,351	18,550	(664)	17,886

Other income and expense:
Interest expense	(7,610)	163	(7,447)	(7,715)	197	(7,518)	(7,739)	265	(7,474)
Loss on extinguishment of debt	—	—	—	—	—	—	(355)	—	(355)
Interest income	529	—	529	506	—	506	485	—	485
Other	80	—	80	(72)	—	(72)	(72)	—	(72)

Total other income and expense	(7,001)	163	(6,838)	(7,281)	197	(7,084)	(7,681)	265	(7,416)

Income before income tax expense	7,572	(253)	7,319	7,167	(900)	6,267	10,869	(399)	10,470

Income tax expense	(7)	—	(7)	(98)	—	(98)	(170)	—	(170)

Net income	$7,565	$(253)	$7,312	$7,069	$(900)	$6,169	$10,699	$(399)	$10,300

Net income per share:
Basic	$0.18	$(0.01)	$0.17	$0.17	$(0.02)	$0.14	$0.25	$(0.01)	$0.24

Diluted	$0.17	$(0.01)	$0.17	$0.16	$(0.02)	$0.14	$0.24	$(0.01)	$0.23

Weighted average shares outstanding
Basic	42,384		42,384	42,747		42,747	42,812		42,812

Diluted	43,876		43,876	44,145		44,145	44,159		44,159

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Amounts)
2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following tables present a reconciliation of the effects of adjustments made to the Company’s previously reported quarterly consolidated statements of operations for interim periods in 2006:

	Three Months ended
	March 31, 2006			June 30, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Operating revenues:
Wireline	$58,134	$(890)	$57,244	$58,125	$39	$58,164
Wireless	24,508	—	24,508	26,946	(47)	26,899

Total operating revenues	82,642	(890)	81,752	85,071	(8)	85,063

Operating expenses:
Wireline (exclusive of depreciation and amortization)	42,105	(668)	41,437	41,537	232	41,769
Wireless (exclusive of depreciation and amortization)	13,814	239	14,053	14,931	134	15,065
Depreciation and amortization	17,097	865	17,962	16,034	1,397	17,431
Loss (gain) on disposal of assets, net	722	—	722	383	—	383

Total operating expenses	73,738	436	74,174	72,885	1,763	74,648

Operating income	8,904	(1,326)	7,578	12,186	(1,771)	10,415

Other income and expense:
Interest expense	(7,974)	173	(7,801)	(7,643)	146	(7,497)
Loss on extinguishment of debt	(9,650)	—	(9,650)	—	—	—
Interest income	392	—	392	402	—	402
Other	(44)	—	(44)	8,561	—	8,561

Total other income and expense	(17,276)	173	(17,103)	1,320	146	1,466

Income before income tax expense	(8,372)	(1,153)	(9,525)	13,506	(1,625)	11,881

Income tax benefit (expense)	—	—	—	—	—	—

Net income (loss)	$(8,372)	$(1,153)	$(9,525)	$13,506	$(1,625)	$11,881

Net income (loss) per share:
Basic	$(0.20)	$(0.03)	$(0.23)	$0.32	$(0.04)	$0.28

Diluted	$(0.20)	$(0.03)	$(0.23)	$0.31	$(0.04)	$0.27

Weighted average shares outstanding
Basic	41,790		41,790	41,989		41,989

Diluted	41,790		41,790	43,342		43,342

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Amounts)
2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months ended
	September 30, 2006			December 31, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Operating revenues:
Wireline	$58,935	$(241)	$58,694	$59,039	$210	$59,249
Wireless	31,441	(83)	31,358	32,689	(84)	32,605

Total operating revenues	90,376	(324)	90,052	91,728	126	91,854

Operating expenses:
Wireline (exclusive of depreciation and amortization)	43,147	(98)	43,049	45,647	519	46,166
Wireless (exclusive of depreciation and amortization)	16,667	162	16,829	16,610	(79)	16,531
Depreciation and amortization	14,538	1,780	16,318	15,590	1,795	17,385

Total operating expenses	74,352	1,844	76,196	77,847	2,235	80,082

Operating income	16,024	(2,168)	13,856	13,881	(2,109)	11,772

Other income and expense:
Interest expense	(7,722)	159	(7,563)	(7,764)	180	(7,584)
Interest income	492	—	492	549	—	549
Other	(74)	—	(74)	(83)	—	(83)

Total other income and expense	(7,304)	159	(7,145)	(7,298)	180	(7,118)

Income before income tax expense	8,720	(2,009)	6,711	6,583	(1,929)	4,654

Income tax expense	—	—	—	(443)	—	(443)

Net income	$8,720	$(2,009)	$6,711	$6,140	$(1,929)	$4,211

Net income per share:
Basic	$0.21	$(0.05)	$0.16	$0.15	$(0.05)	$0.10

Diluted	$0.20	$(0.05)	$0.15	$0.14	$(0.04)	$0.10

Weighted average shares outstanding
Basic	42,143		42,143	42,249		42,249

Diluted	43,541		43,541	43,820		43,820

3. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     Components of accumulated other comprehensive income (loss) was comprised of the following:

	Year Ended
	December 31,
	2007	2006	2005
Minimum pension liability adjustment (1)	(2,855)	(4,188)	(4,422)
Tax effect of pension liability (2)	1,174	—	—
Interest rate swap marked to market	(9,179)	5,754	4,744
Tax effect of interest rate swap (2)	3,773	—	—

Total accumulated other comprehensive income (loss)	$(7,087)	$1,566	$322

(1)	Balance is pursuant to the Company’s December 31, 2006, adoption of SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

(2)	Tax effect is recorded pursuant to the 2007 release of the Tax Valuation Allowance. See Note 12 — Income Taxes.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006, and 2005
(In Thousands, Except Per Share Amounts)
3. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)
     Components of other comprehensive income (loss) were comprised of the following:

	Year Ended
	December 31,
	2007	2006	2005
Minimum pension liability adjustment	1,333	234	109
Tax effect of pension liability	1,174	—	—
Interest rate swap marked to market	(14,933)	1,010	4,744
Tax effect of interest rate swap	3,773	—	—

Total comprehensive income (loss)	$(8,653)	$1,244	$4,853

4. ACCOUNTS RECEIVABLE
     Accounts receivable — trade consists of the following at December 31, 2007 and 2006:

		As Restated
	2007	2006
Customers	$34,277	$33,337
Connecting companies	6,901	8,691
Other	6,740	4,281

	47,918	46,309
Less: allowance for doubtful accounts	(8,768)	(7,434)

Accounts receivable — trade, net	$39,150	$38,875

5. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following at December 31, 2007 and 2006:

		As Restated
	2007	2006
Land, buildings and support assets	$204,858	$206,511
Central office switching and transmission	332,528	316,204
Outside plant cable and wire facilities	524,925	515,345
Wireless switching and transmission	98,151	88,828
Other	6,022	4,298
Construction work in progress	42,773	33,922

	1,209,257	1,165,108
Less: accumulated depreciation and amortization	(825,663)	(773,744)

Property, plant and equipment, net	$383,594	$391,364

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006, and 2005
(In Thousands, Except Per Share Amounts)
5. PROPERTY, PLANT AND EQUIPMENT (Continued)
     The following is a summary of property held under capital leases included in the above property, plant and equipment:

	2007	2006
Land, buildings and support assets	$9,297	$14,568
Outside plant cable and wire facilities	2,115	2,115

	11,412	16,683
Less: accumulated depreciation and amortization	(6,546)	(9,023)

Property held under capital leases, net	$4,866	$7,660

     Amortization of assets under capital leases included in depreciation expense in 2007, 2006 and 2005 was $1,189, $1,053, and $1,052, respectively. Future minimum payments under these leases for the next five years and thereafter are as follows:

2008	$1,276
2009	1,048
2010	1,048
2011	1,046
2012	1,033
Thereafter	2,014

$7,465

     The Company leases various land, buildings, right-of-ways and personal property under operating lease agreements. Rental expense under operating leases for 2007, 2006 and 2005 was $6,135, $4,725, and $3,248, respectively.
     Future minimum payments under these leases for the next five years and thereafter are as follows:

2008	$6,061
2009	5,486
2010	4,884
2011	3,756
2012	3,264
Thereafter	32,980

$56,431

6. ASSET RETIREMENT
     In March 2005, the FASB issued FASB Interpretation FIN No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 became effective for the Company on December 31, 2005, and requires it to recognize asset retirement obligations which are conditional on a future event. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. The Company has a regulatory asset and liability of $62,443 and $61,486 at December 31, 2007 and 2006, respectively, related to accumulated removal costs for its local telephone subsidiaries. Consistent with the industry, the Company follows SFAS No. 71, for asset retirement obligations associated with its regulated telephone plant. The Company’s assets are pooled and the depreciable lives set by the regulators include a removal component which in effect accounts for the cost of removal. Non-regulated operations of the Company are accounted for under the principles of SFAS No. 143 Accounting for Asset Retirement Obligations and FIN No. 47 for which the Company has a retirement obligation of $1,411 and $1,171 and an associated asset of $873 and $731, at December 31, 2007 and 2006, respectively. These balances were recorded as a result of the Company’s estimated obligation related to the removal of certain cell sites at the end of their operating lease term, adjusted for accretion/depreciation over the life of the lease.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Amounts)
6. ASSET RETIREMENT (Continued)
     The following table outlines the changes in the accumulated retirement obligation liability:

Balance, January 1, 2006	$836
Asset retirement obligation	239
Accretion expense	100
Settlement of lease obligations	(4)

Balance, December 31, 2006	$1,171
Asset retirement obligation	143
Accretion expense	99
Settlement of lease obligations	(2)

Ending Balance, December 31, 2007	$1,411

7. GOODWILL AND OTHER INTANGIBLE ASSETS
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
     The Company annually reassesses previously recognized intangible assets. Cellular and PCS licenses have terms of 10 years, but are renewable indefinitely through a routine process involving a nominal fee. The Company has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its Cellular and PCS licenses. Therefore, the Company is not amortizing its Cellular and PCS licenses based on the determination that these assets have indefinite lives. The Company evaluates its determination of indefinite useful lives for its Cellular and PCS licenses each reporting period. Indefinite lived intangible assets are tested for impairment at least annually by comparing the fair value of the assets to their carrying amount.
     The Company performs its annual impairment test as of the beginning of the fourth quarter or more frequently if events or changes in circumstance indicate possible impairment. The Company determines the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The annual impairment test has not resulted in any impairment charges. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their residual values and reviewed for impairment. The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset by segment as of December 31, 2007 and 2006 based on the Company’s reassessment of previously recognized intangible assets and their remaining amortization lives:

	Wireline	Wireless	Total
Goodwill	$29,553	$8,850	$38,403

Indefinite-lived intangible assets:
Domain names and trade names	$88	$—	$88
Cellular licenses	—	18,193	18,193
PCS licenses	—	3,323	3,323

	$88	$21,516	$21,604

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Amounts)
7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)
     In 2007, the Company retired its only intangible asset with an estimated useful life. This asset had a carrying value of zero at its retirement date. Amortization expense on that asset for the years ended December 31, 2007, 2006 and 2005 was zero, $91, and $183, respectively.
8. ACCOUNTS PAYABLE, ACCRUED AND OTHER CURRENT LIABILITIES
     Accounts payable, accrued and other current liabilities consist of the following at December 31, 2007 and 2006:

		As Restated
	2007	2006
Accounts payable - trade	$19,160	$14,445
Accrued payroll, benefits, and related liabilities	18,715	16,761
Dividend payable	9,226	9,105
Access revenue subject to refund	4,097	13,536
Other	12,872	11,669

	$64,070	$65,516

9. LONG-TERM OBLIGATIONS
     Long-term obligations consist of the following at December 31, 2007 and 2006:

	2007	2006
2005 senior credit facility term loan	$427,900	$427,900
9 7/8% senior unsecured notes due 2011	—	4,040
Original issue discount - 9 7/8% senior unsecured notes due 2011	—	(83)
Capital leases and other long-term obligations	5,096	6,356

	432,996	438,213
Less: current portion	(780)	(1,025)

Long-term obligations, net of current portion	$432,216	$437,188

     The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to December 31, 2007 are as follows:

2008	$780
2009	609
2010	672
2011	739
2012	428,700
Thereafter	1,496

$432,996

     2005 Senior Credit Facility
     During the first quarter of 2005, the Company completed refinancing transactions whereby it entered into a new $380,000 senior secured credit facility, the 2005 senior credit facility, and used $335,000 of term loan borrowings under that facility, together with $76,307 in net proceeds of a simultaneous offering of the Company’s common stock and cash on hand to repay in full and redeem the $198,000 of outstanding principal under the Company’s 2003 senior credit facility, together with interest accrued thereon; repurchase $59,346 of outstanding principal of the Company’s senior unsecured notes, together with tender premiums and interest accrued thereon; repurchase $147,500 of outstanding principal of the Company’s senior

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Amounts)
9. LONG-TERM OBLIGATIONS (Continued)
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
     In February 2006, the Company amended its 2005 senior credit facility, increasing the $375,000 term loan under the facility by $52,900 and re-priced the facility to LIBOR plus 1.75% from LIBOR plus 2.00%. The amendment and the re-price became effective as of February 23, 2006 and February 22, 2006, respectively. The amendment permitted ACS Holdings to purchase any and all of its currently outstanding 9 7/8 % Senior Notes due 2011.
     The $427,900 term loan under the 2005 senior credit facility was first drawn on February 1, 2005, and generally bears interest at an annual rate of LIBOR plus 1.75%, with a term of seven years from the date of closing and no scheduled principal payments before maturity. The $45,000 un-drawn revolving credit facility, to the extent drawn in the future, will bear interest at an annual rate of LIBOR plus 2.00% and has a term of six years from the date of closing. To the extent the $45,000 revolving credit facility under the 2005 senior credit facility remains un-drawn, the Company will pay an annual commitment fee of 0.375% of the un-drawn principal amount over its term. The Company also entered into floating-to-fixed interest rate swaps with total notional amounts of $135,000, $85,000, $40,000, $115,000 and $52,900, which swap the floating interest rate on the entire term loan borrowings under the 2005 senior credit facility for remaining periods at December 31, 2006 which range from two to four years, at a fixed rate of 5.88%, 6.25%, 6.18%, 6.71% and 6.75% per year, respectively, inclusive of the 1.75% premium over LIBOR. The swaps are accounted for as cash flow hedges.
     Senior Unsecured Notes
     On August 26, 2003, the Company issued $182,000 in aggregate principal amount of 9 7/8% senior unsecured notes due 2011. The notes had an original maturity date of August 15, 2011, and were redeemable, in whole or in part, at the option of the Company, at any time on or after August 15, 2007, at 104.938% of the principal amount declining to 100% of the principal amount on or after August 15, 2010. In the first and third quarters of 2005 the Company repurchased $100,672 of the outstanding principal together with tender premiums and interest accrued. In the fourth quarter of 2005, the Company repurchased $12,000 of outstanding principal together with tender premiums and interest accrued. In January and February 2006, the Company’s subsidiary, ACS Holdings, repurchased $8,039 principal amount of its existing 9 7/8% senior unsecured notes due 2011 (CUSIP No. 011679AF4) at a weighted average premium of 9.7% over the par value. The Company incurred an early extinguishment of debt charge of $1,206 in connection with this transaction, inclusive of $778 in cash premiums. In February 2006, ACS Holdings commenced a cash tender offer for any and all of the $56,939 aggregate principal amount of outstanding 9 7/8% senior unsecured notes due 2011 issued by ACS Holdings. On February 23, 2006, the Company successfully repurchased $52,899 of the remaining $56,939 outstanding principal balance of these notes. The Company incurred an early extinguishment of debt charge of $8,423 in connection with this transaction, inclusive of $5,640 in cash premiums. On August 15, 2007, the Company successfully repurchased the remaining $4,040 outstanding principal balance of these notes. The Company incurred an early extinguishment of debt charge of $355 in connection with this transaction, inclusive of $199 in cash premiums.
Capital leases and other long-term obligations
     The Company has entered into various capital leases and other financing agreements totaling $5,096 and $6,356 with a weighted average interest rate of 9.94% and 9.90% at December 31, 2007 and 2006, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Amounts)
10. OTHER DEFERRED CREDITS AND LONG-TERM LIABILITIES
     Deferred credits and other long-term liabilities consist of the following at December 31, 2007 and 2006:

		As Restated
	2007	2006
Regulatory liabilities - accumulated removal costs	$62,443	$61,486
Refundable access revenue	6,896	7,912
Interest rate swaps	9,179	—
Other deferred credits	3,557	3,483

	$82,075	$72,881

11. NON-OPERATING CHARGES
     The Company periodically evaluates the fair value of its investments and other non-operating assets against their carrying value whenever market conditions indicate a change in that fair value. Any changes relating to declines in the fair value of non-operating assets are charged to non-operating expense under the caption “Other” in the Consolidated Statement of Operations. During 2003, the Company undertook an assessment of the net realizable value of its note receivable from Crest Communications LLC (“Crest”) and the option, as part of the note receivable, to purchase certain network assets from Crest as a result of changes in market and economic conditions (and a notice the Company received from the State of Alaska of termination of the TPA). As a result of the analysis, the Company recorded a charge of $15,924 representing the estimated decline in fair value of the note receivable from Crest. During 2005, the full balance of the note and accrued interest of $2,692 was fully reserved. In January 2006, the Company executed definitive agreements to assume ownership of strategic fiber optic cable network assets from Crest, pursuant to the Company’s 2002 agreement with Crest, where the Company was granted an option to exchange its $15,000 note for the strategic assets.
     In January 2006, the Company executed definitive agreements to assume ownership of strategic fiber optic cable network assets from Crest Communications, LLC (“Crest”). The Company exercised its option in April 2005 to assume ownership of such assets. On April 17, 2006, the closing occurred whereby ACS assumed ownership of significant fiber optic transport facilities then owned by Crest in Alaska between Whittier and Anchorage, and between Anchorage and Fairbanks. The Company determined that there was no observable market price for the Crest assets. Accordingly, the Company used a discounted cash flow method based on existing revenue contracts; potential future business and internal savings the Company could generate by using the asset, together with the stand alone costs of operating the asset, and determined the fair value of the Crest assets was nominal. Consistent with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of Loans, and the determination that the fair value was nominal, the amount recognized as income was the cash settlement of $1,979 upon taking possession of the asset.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Amounts)
12. INCOME TAXES
     The following table includes a reconciliation of federal statutory tax at 35%, 34% and 34%, respectively, to the recorded tax (expense)/benefit, for the years ended December 31, 2007, 2006 and 2005, respectively.

		As Restated
	2007	2006	2005
Computed federal income taxes at the statutory rate	$(11,530)	$(4,665)	$14,156
(Increase) reduction in tax resulting from:
State income taxes (net federal benefit)	(2,254)	(799)	2,684
Excess compensation not allowed	(789)	(182)	(596)
Other	(183)	(771)	(239)
Rate change	3,361	—	—
Stock based compensation	91	869	1,522
Valuation allowance	122,498	5,105	(17,527)

Total income tax benefit (expense)	$111,194	$(443)	$—

     The Company files a consolidated federal income tax return. The income tax provision for the years ended December 31, 2007 and 2006 comprised of the following charges:

	2007	2006
Current:
Federal income tax	$(1,103)	$(375)
State income tax	(198)	(68)

Total current	(1,301)	(443)

Deferred:
Federal income tax	(7,616)	(3,925)
State income tax	(2,387)	(1,180)
Change in valuation allowance	122,498	5,105

Total deferred	112,495	—

Total income tax benefit (expense)	$111,194	$(443)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006, and 2005
(In Thousands, Except Per Share Amounts)
12. INCOME TAXES (Continued)
     In 2005 the Company incurred no tax benefit or expense.
     The Company accounts for income taxes under the asset and liability method in accordance with SAFS No. 109, as amended. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are recorded at a combined federal and state effective rate of 41.1% and 40.0%, as of December 31, 2007 and 2006, are as follows:

	2007	2006
Deferred tax liabilities — long-term:
Mark to market on interest rate swap	—	(2,301)
Deferred tax assets:
Current:
Accrued compensation	5,053	4,085
Allowance for bad debt	3,604	2,934
Net operating loss carry forwards	6,757	3,505
Mark to market on interest rate swap	3,773	—
Pension liability	145	1,675
Contingent liabilities	1,022	270
Self insurance accruals	682	597
Other	311	237

	21,347	13,303

Long-term:
Net operating loss carry forwards	41,141	53,945
Alternative minimum tax carry forward	1,866	1,320
Intangibles/Goodwill	20,428	26,534
Debt expense	—	1,708
Pension liability	1,029	—
Property, plant and equipment	29,807	25,155
Excess tax benefit from stock based compensation	1,732	2,743
Other	92	91

	96,095	111,496
Total deferred tax assets	117,442	124,799

Valuation allowance	—	(122,498)

Net deferred tax asset	$117,442	$—

     In 2007, the Company reversed the valuation allowance of $123,124 inclusive of a deferred tax liability attributable to charges to other comprehensive income of $626. In 2006, the Company recorded a decrease in its valuation allowance of $4,607 exclusive of $498 related to the effect of changes in comprehensive income. As of December 31, 2007, based on the weight of all available evidence, including the last two years of positive pre-tax book income as well as projected positive pre-tax book income, and taxable income before usage of net operating losses, management now believes it is more likely than not, that all of the deferred tax asset will be realized.
     The Company files consolidated income tax returns with all if it subsidiaries for U.S. federal and with the State of Alaska. The Company is no longer subject to examination for years prior to 2004. The Company is not currently being audited, nor has it been notified of any pending audits. The Company is not aware of any controversial or unsupported positions taken on its tax returns that have not either been resolved in prior audits, by amending prior returns or by adjusting its Net Operating Loss (“NOL”) carry forwards to rectify its filings. Income tax payable was $137 at December 31, 2007.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006, and 2005
(In Thousands, Except Per Share Amounts)
12. INCOME TAXES (Continued)
     The Company adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) in 2007. With the adoption of FIN 48 as of January 1, 2007 the Company has reviewed all of its tax filings and position taken on its returns and has not identified any material current or future effect on its consolidated results of operations, cash flows or financial position.
     In connection with the adoption of SFAS No. 123(R) in 2005, the Company elected to calculate the pool of excess tax benefits under the modified retrospective method, but only to prior interim periods in the year of initial adoption. Future tax benefits decreased $1,011 and increased $1,881 in 2007 and 2006, respectively. Additional actual stock based tax benefit in excess of book expense of $530 was generated in 2005, a loss year, but will not be realized until the 2005 tax losses are used against future tax earnings. When the 2005 losses are realized, this tax benefit will be credited to additional paid in capital rather than income tax expense.
     The Company has available at December 31, 2007, unused acquired and operating loss carry forwards of $117,809 federal and $115,023 state that may be applied against future taxable income as shown below:

	Federal			State
	Acquired Unused	Unused	Total Unused	Total Unused
Year of	Operating Loss	Operating Loss	Operating Loss	Operating Loss
Expiration	Carry forwards	Carry forwards	Carry forwards	Carry forwards
2020	2,209	—	2,209	2,193
2021	—	30,994	30,994	29,044
2022	—	17,983	17,983	17,458
2024	—	43,974	43,974	43,715
2025	—	22,649	22,649	22,613

	$2,209	$115,600	$117,809	$115,023

     In 2007 and 2006, Internet Alaska losses of $216 and $1,314 were utilized, respectively. Acquired unused operating loss carry forwards associated with ACS’s acquisition of Internet Alaska in June 2000 are limited by Section 382 of the Internal Revenue Code of 1986 to $216 per year. To the extent that these limits are not used they can be carried forward to subsequent years thereby effectively increasing that year’s limitation.
     Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limit on the ability of loss corporations that undergo an “ownership change”. This limitation restricts the amount of operating losses that can be used to reduce its future taxable income. On December 7, 2005 ACS underwent an ownership change thereby subjecting it to the Section 382 loss limitation rules. The corrected overall annual limitation at date of ownership change was $14,874 per year annually increased by built-in gains of $10,794. The increase in limitation will be in effect through the year 2010. The taxable loss generated in 2005 after the change in ownership from December 7, 2005 through the end of the year was $1,489 and has no limitations. In addition to the utilization of Internet Alaska’s operating losses, ACS utilized additional operating losses of $26,705 and $14,516 for 2007 and 2006, respectively, out of its operating loss carry forward.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006, and 2005
(In Thousands, Except Per Share Amounts)
13. EARNINGS PER SHARE
     Earnings per share are based on weighted average number of shares of common stock and dilutive potential common shares equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the treasury stock method. Due to the Company’s reported net losses, potential common share equivalents of 1,091, which consisted of options and restricted stock granted to employees and deferred shares granted to directors, were anti-dilutive for the year ended December 31, 2005. The following table sets forth the computation of basic and diluted earnings per share for the years ending December 31, 2007, 2006 and 2005:

		As Restated
	2007	2006	2005
Numerator — net income (loss)	$144,136	$13,278	$(41,635)
Denominator — weighted average shares outstanding:
Basic shares	42,701	42,045	40,185
Dilutive impact of restricted stock, options and deferred shares	1,484	1,342	—

Dilutive shares	44,185	43,387	40,185

Earnings (loss) per share:
Basic	$3.38	$0.32	$(1.04)

Diluted	$3.26	$0.31	$(1.04)

14. STOCK INCENTIVE PLANS
     Under various plans, ACS Group, through the Compensation Committee of the Board of Directors, may grant stock options, restricted stock, stock appreciation rights and other awards to officers, employees and non-employee directors. At December 31, 2007, ACS Group has reserved a total of 11,560 (11.56 million) shares of authorized common stock for issuance under the plans. In general, options under the plans vest ratably over three, four or five years and the plans terminate in 10 years. After the plans terminate, all shares granted under the plan, prior to its termination, continue to vest under the terms of the grant when it was awarded.
     Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan
     ACS Group has reserved 8,660 shares under this plan, which was adopted by the Company in November 1999. At December 31, 2007, 9,142 equity instruments have been granted, 3,309 have been forfeited, 3,976 have been exercised, and 2,827 shares are available for grant under the plan.
     In August 2005, the Company began granting restricted stock in lieu of stock options as the primary equity based incentive for executive and non-union represented employees. The time based restricted stock awards have vesting terms that can range from three to five years with equal annual vesting amounts. The performance based restricted stock awards cliff vest in five years and have accelerated vesting terms of one third per year if certain profitability and capital expenditure criteria are met. A long term incentive program (“LTIP”) also exists for executive management. LTIP awards are awarded annually and cliff vest in five years with accelerated vesting in three years if cumulative three year profitability and capital expenditure criteria are met. In 2006, the Company implemented a program to grant performance based shares to union represented employees. Expense related to the union represented employee shares were accrued in 2006 and shares were granted in the first quarter of 2007. During 2007, the Company recognized compensation expense of $5,522 for all restricted stock awards, net of estimated forfeitures, over the applicable vesting period based on the market value at the date of grant, discounted for estimated dividend payments that do not accrue to the employee during the vesting period. Additionally, $416 was recognized as compensation expense for legacy stock options issued through January 2005.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006, and 2005
(In Thousands, Except Per Share Amounts)
14. STOCK INCENTIVE PLANS (Continued)
     Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan
     This plan was also adopted by ACS Group in November 1999 and will terminate December 31, 2009. The Company has reserved 1,550 shares under this plan. At December 31, 2007, 816 shares are available for issuance and sale. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week, is not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.
     A participant in the purchase plan may authorize regular salary deductions up to of a maximum of 15% and a minimum of 1% of base compensation. The fair market value of shares which may be purchased by any employee during any calendar year may not exceed $25. The amounts so deducted and contributed are applied to the purchase of shares of common stock at 85% of the lesser of the fair market value of such shares on the date of purchase or on the offering date for such offering period. The offering dates are January 1 and July 1 of each purchase plan year, and each offering period will consist of one six-month purchase period. The first offering period under the plan commenced on January 1, 2000. Shares are purchased on the open market or issued from authorized but un-issued shares on behalf of participating employees on the last business days of June and December for each purchase plan year and each such participant has the rights of a stockholder with respect to such shares. During the year ended December 31, 2007, approximately 23% of eligible employees elected to participate in the plan. During 2007, 2006 and 2005, 48, 59 and 56 shares were issued and the Company recognized compensation expense of $287, $202 and $133 for those same periods, respectively.
     2003 Options for Officer Inducement Grant
     During 2003, the Company’s Board of Directors awarded 1,000 options as an inducement grant in hiring the Company’s Chief Executive Officer. As of December 31, 2007, 400 options have been exercised/converted and 600 are currently outstanding.
     ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan
     The non-employee director stock compensation plan was adopted by ACS Group in November 1999. ACS Group has reserved 350 shares under this plan. At December 31, 2007, 205 shares have been awarded and 145 shares are available for grant under the plan. In 2007, 2006 and 2005, the plan required directors to receive not less than 50%, 50% and 25%, respectively, of their annual retainer in the form of ACS Group’s stock. Directors were permitted to elect up to 100% of their annual retainer in the form of ACS Group’s stock. Once a year, the Directors elect the method by which they receive their stock (issued or deferred). During the year ended December 31, 2007, 14 shares under the plan were awarded to directors, of which 3 were deferred until termination of service.
     Share-Based Payment
     Total compensation cost for share-based payments was $6,390 and $7,667, as restated, for the twelve months ended December 31, 2007 and 2006, respectively. Prior to 2007, the Company did not recognize a tax benefit from the stock compensation expense because the Company considered it more likely than not that the related deferred tax assets, which had been reduced by a full valuation allowance, would not be realized. However, due to the continued earnings in 2007 and 2006 coupled with projected future earning, ACS’s management now has determined that is more likely than it is not that all deferred tax assets will be realized. To the extent that realized tax benefits in 2007 and 2006 exceeded book expense on options exercised and restricted stock awarded in these years the tax savings realized were reclassified from Income Tax Expense to Additional Paid in Capital in the amount of $755.
     The Company purchases, from shares reserved under the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan, sufficient vested shares to cover employee payroll tax withholding requirements upon the vesting of restricted stock. From time to time the Company also purchases sufficient vested shares to cover employee payroll tax withholding requirements at the aggregated exercise price upon exercise of options. Shares repurchased by the Company for this purpose are not reallocated to the share reserve set aside for future grants under the plan. The Company expects to repurchase approximately 192 shares in 2008. This amount is based upon an estimation of the number of shares of restricted stock awards expected to vest and options expected to be exercised during 2008.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006, and 2005
(In Thousands, Except Per Share Amounts)
14. STOCK INCENTIVE PLANS (Continued)
     There were no options granted for the twelve months ended December 31, 2007, or 2006 and seven granted for the same period in 2005. There were 591, 760 and 724 restricted stock grants for the twelve months ended December 31, 2007, 2006 and 2005, respectively. The following table describes the assumptions used for valuation of equity instruments awarded during the twelve months ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Stock Options:
Risk free rate	—	—	4.21%
Dividend yield	—	—	8.65%
Expected volatility factor	—	—	40.17%
Expected option life (years)	—	—	6
Expected forfeiture rate	—	—	2.00%

Restricted stock:

Risk free rate	4.25% - 5.25%	4.50% - 5.25%	3.50%
Quarterly dividend	$0.215	$0.215	$0.200
Expected, per annum, forfeiture rate	4.47%	4.47%	2.00%
Options and Restricted Stock Outstanding
Stock Options
     Proceeds from the exercise of stock options for the year ended December 31, 2007 were $975. The Company chose to remit $251 of these proceeds for payroll taxes in exchange for shares surrendered back to the Company. Information on outstanding options under the plan for the year ended December 31, 2007 is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 1, 2007	1,494	$5.35
Granted	—	—
Exercised	(238)	5.77
Canceled or expired	(96)	5.31

Outstanding at December 31, 2007	1,160	5.27	5.55	$11,291

Exercisable at December 31, 2007	599	$5.52	5.55	5,677

          Select information on equity instruments under the plan for the years ended December 31, 2007, 2006 and 2005 follows:

	Twelve Months Ended
	December 31,
	2007	2006	2005
Weighted-average grant-date fair value of equity instruments granted	$10.48	$9.81	$8.63
Total fair value of shares vested during the period	$5,273	$2,762	$1,089
Total intrinsic value of options exercised	$2,225	$2,927	$5,076

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006, and 2005
(In Thousands, Except Per Share Amounts)
14. STOCK INCENTIVE PLANS (Continued)
Restricted Stock
     Restricted stock grants outstanding, all of which are non-vested at December 31, 2007, are as follows:

		Weighted
		Average
	Number of	Fair
	Shares	Value
Outstanding at January 1, 2007	1,192	$9.53
Granted	591	13.05
Vested	(446)	9.52
Canceled or expired	(41)	11.49

Outstanding at December 31, 2007	1,296	$11.07

     Unamortized stock-based payment and the weighted average expense period at December 31, 2007, are as follows:

		Average Period
	Unamortized	to Expense
	Expense	(years)
Stock options	$223	1.3
Restricted stock	6,350	2.3

	$6,573	2.3

15. RETIREMENT PLANS
     Pension benefits for substantially all of the Company’s employees are provided through the Alaska Electrical Pension Plan (“AEPP”). The Company pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for or allocated separately to the individual employer. The Company’s portion of the plan’s pension cost for 2007, 2006 and 2005 was $11,772, $11,892, and $12,203, respectively.
     The Company also provides a 401(k) retirement savings plan covering substantially all of its employees. The plan allows for discretionary contributions as determined by the Board of Directors, subject to Internal Revenue Code limitations. There was no matching contribution for 2007, 2006 or 2005.
     The Company also has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel’s Alaska Properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. Accrued benefits under the ACS Retirement Plan were determined in accordance with the provisions of the CenturyTel Plan. Upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the plan. On November 1, 2000, the ACS Retirement Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPP. As a result of this amendment, prior service cost of $1,992 was recorded and is being amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). Although the plan is over-funded on an accounting basis at a 6.49% discount rate, the plan is not fully funded under ERISA (with liabilities measured at a lower discount rate) at December 31, 2007, and management is considering a contribution of $300 in 2008 for the 2007 plan year.
     In April 2005, ACS Group registered 250 shares of the Company’s common stock under the “Alaska Communications Systems Retirement Plan” for the purpose of funding its retirement plans. On April 14, 2005, ACS Group

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006, and 2005
(In Thousands, Except Per Share Amounts)
15. RETIREMENT PLANS (Continued)
funded the ACS Retirement Plan for the 2004 plan year with approximately $600 by transferring 62 shares in lieu of cash. During May and June 2005, the plan administrators sold the stock resulting in net proceeds after commissions of $581. In March and September 2006, the Company funded the ACS Retirement Plan for the 2005 plan year with additional contributions of $600 and $850, respectively. In September 2007, the Company funded $300 for the 2006 tax year.
     The following is a calculation of the funded status of the ACS Retirement Plan using beginning and ending balances for 2007 and 2006 for the projected benefit obligation and the plan assets:

	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$13,604	$13,574
Interest cost	782	762
Actuarial gain	(769)	(41)
Benefits paid	(734)	(691)

Benefit obligation at end of year	12,883	13,604

Change in plan assets:
Fair value of plan assets at beginning of year	12,713	10,607
Actual return on plan assets	1,032	1,347
Employer contribution	300	1,450
Benefits paid	(734)	(691)

Fair value of plan assets at end of year	13,311	12,713

Funded status	$428	$(891)

     The plans projected benefit obligation equals its accumulated benefit obligation. The funded asset balance for 2007 of $428 is recorded on the balance sheet in deferred charges and other assets while the 2006 liability balance of $891 is recorded in other deferred credits and long-term liabilities.
     The following table represents the net periodic pension expense for the ACS Retirement Plan for 2007, 2006 and 2005:

	2007	2006	2005
Interest cost	$782	$762	$757
Expected return on plan assets	(994)	(858)	(813)
Amortization of loss	322	444	474
Amortization of prior service cost	203	203	203

Net periodic pension expense	$313	$551	$621

     In 2008, the Company expects amortization of prior service costs of $203 and amortization of net gains and losses of $149.

	2007	2006
Accumulated other comprehensive income/loss:
Prior service cost	535	738
Net loss	2,320	3,450

	$2,855	$4,188

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006, and 2005
(In Thousands, Except Per Share Amounts)
15. RETIREMENT PLANS (Continued)
     The assumptions used to account for the plan as of December 31, 2007 and 2006 are as follows:

	2007	2006
Discount rate for benefit obligation	6.49%	5.89%
Discount rate for pension expense	6.49%	5.79%
Expected long-term rate of return on assets	8.00%	8.00%
Rate of compensation increase	0.00%	0.00%
     The discount rates were calculated using a proprietary yield curve based on the top 30% of the universe of bonds included in the bond pool. The expected long-term rate of return on assets rate is the best estimate of future expected return for the asset pool, given the expected returns and allocation targets for the various classes of assets.
     The plan’s asset allocations at December 31, 2007 and 2006, by asset category are as follows:

Asset Category	2007	2006
Equity securities*	63%	64%
Debt securities*	35%	30%
Other/Cash	2%	6%

Total	100%	100%

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
     Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the plan:

	Minimum	Maximum
Equity securities	40%	100%
Fixed income	20%	60%
Cash equivalents	0%	10%
     The benefits expected to be paid in each of the next five years, and in the aggregate for the five fiscal years thereafter, are as follows:

2008	$819
2009	827
2010	868
2011	887
2012	899
2013-2017	4,896

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006, and 2005
(In Thousands, Except Per Share Amounts)
15. RETIREMENT PLANS (Continued)
     The Company also has a separate executive post retirement health benefit plan. The Alaska Communications Systems Executive Retiree Health Benefit Plan (“The ACS Health Plan”) was adopted by the Company in November 2001 and amended in October 2002. The ACS Health Plan covers a select group of former management employees. The ACS Health Plan provides a graded subsidy for medical, dental and vision coverage. The Compensation Committee of the Board of Directors decided to terminate The ACS Health Plan in January 2004. In February 2005, the Board adopted a resolution to exclude a former employee from the plan, causing a $90 decrease in the accumulated post retirement benefit. Three people qualified under the plan are eligible for future benefits, but the plan is closed to future participants.
     The Company uses the projected unit credit method for the determination of post retirement health cost for financial reporting and funding purposes and complies with the funding requirements under ERISA. No contribution was made to The ACS Health Plan for 2007, 2006 or 2005, and no contribution is expected in 2008. The Company uses a December 31 measurement date for the plan.
     The following is a calculation of the funded status and a reconciliation of the beginning and ending balances for 2007 and 2006 for the projected benefit obligation and the plan assets for The ACS Health Plan:

	2007	2006
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of the year	$168	$171
Interest cost	10	10
Actuarial gain	—	(12)
Benefits paid	(2)	(1)

Accumulated postretirement benefit obligation at end of the year	176	168

Change in plan assets:
Fair value of plan assets at beginning of year	218	205
Actual return on plan assets	20	14
Benefits paid	(2)	(1)

Fair value of plan assets at end of year	236	218

Funded status	$60	$50

     The following represents the net periodic postretirement benefit expense for The ACS Health Plan for 2007, 2006 and 2005:

	2007	2006	2005
Interest cost	$10	$10	$11
Expected return on plan assets	(13)	(12)	(11)
Amortization of net (gain) or loss	(5)	—	—

Net periodic postretirement benefit	$(8)	$(2)	$—

     The Company expects to incur no net periodic costs associated with this plan in 2008. The actuarial assumptions used to account for The ACS Health Plan as of December 31, 2007 and 2006 is an assumed discount rate of 6.00% and 5.89% for projected benefit obligation and an assumed discount rate of 5.89% and 5.79% for plan expense, respectively, and an expected long-term rate of return on plan assets of 6.00%. The discount rate is based on Moody’s AA Corporate bonds. The expected long-term rate of return on assets is the best estimate of future expected return for the asset pool, given the expected returns and allocation targets for the various classes of assets.
     For measurement purposes, the assumed annual rate of increase in health care costs for the next five years and thereafter, for both Pre- and Post-65 premiums, is 7.00%.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006, and 2005
(In Thousands, Except Per Share Amounts)
15. RETIREMENT PLANS (Continued)
     Assumed health care cost trend rates have a significant effect on the amounts reported for The ACS Health Plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2007:

	+1%	-1%
Effect on total of service and interest cost components	—	(1)
Effect on accumulated postretirement benefit obligation	7	(9)
     The ACS Health Plan’s asset allocations at December 31, 2007 and 2006, by asset category, are as follows:

Asset Category	2007	2006
Equity securities*	28%	34%
Debt securities*	66%	59%
Other/Cash	6%	7%

Total	100%	100%

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
     Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the plan:

Target
Equity securities	30%
Fixed income	60%
Other/cash	10%
     The benefits expected to be paid in each of the next five years, and in the aggregate for the five fiscal years thereafter are as follows:

2008	$7
2009	14
2010	15
2011	16
2012	16
2013-2017	65

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006, and 2005
(In Thousands, Except Per Share Amounts)
16. BUSINESS SEGMENTS
     Our segments and their principal activities consist of the following:
     Wireline — Wireline provides communication services including voice, broadband and data, next generation IP network services, network access, long distance and other services to consumers, carriers, business and government customers.
     Wireless — Wireless products and services include voice and data products and other value added services and equipment sales.
     The Company also incurs interest expense, interest income and other operating and non-operating income and expense at the corporate level which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non-operating income and expense items are provided in the accompanying table under the caption “All Other” in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at ACS Holdings and are allocated to the business segments based on operating revenue. In accordance with industry practice and regulatory requirements, affiliate revenue and expense between local telephone and all other segments is not eliminated on consolidation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2007:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$260,975	$137,566	$11,207	$(23,963)	$385,785
Intersegment revenue	48,569	2,604	11,207	—	62,380
Eliminated intersegment revenue	(12,710)	(46)	(11,207)	—	(23,963)
Depreciation and amortization	53,297	13,199	4,841	—	71,337
Loss on disposal of assets, net	110	12	126	—	248
Operating income	11,327	43,315	5,797	—	60,439
Interest expense	38	1,208	(29,632)	—	(28,386)
Loss on extinguishment of debt	—	—	(355)	—	(355)
Interest income	2	—	2,018	—	2,020
Income (loss) before income tax	10,729	44,522	(22,309)	—	32,942
Income tax (expense) benefit	(664)	(18,191)	130,049	—	111,194
Net income	10,065	26,331	107,740	—	144,136
Total assets	464,824	191,194	7,185	—	663,203
Capital expenditures	28,213	15,662	18,964	—	62,839

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006, and 2005
(In Thousands, Except Per Share Amounts)
16. BUSINESS SEGMENTS (Continued)
     The following table illustrates selected financial data, which in certain cases has been restated in accordance with Note 2, for each segment as of and for the year ended December 31, 2006:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenue *	242,601	115,412	10,687	(19,979)	$348,721
Intersegment revenue *	39,474	2,632	10,687	—	52,793
Eliminated intersegment revenue	(9,250)	(42)	(10,687)	—	(19,979)
Depreciation and amortization *	53,181	11,515	4,400	—	69,096
Loss on disposal of assets, net	469	23	613	—	1,105
Operating income *	1,489	37,140	4,992	—	43,621
Interest expense *	(373)	426	(30,498)	—	(30,445)
Loss on extinguishment of debt	—	—	(9,650)	—	(9,650)
Interest income	1	—	1,834	—	1,835
Income (loss) before income tax *	1,117	37,565	(24,961)	—	13,721
Income tax (expense) benefit	(3,821)	(15,578)	18,956	—	(443)
Net income (loss) *	(2,704)	21,987	(6,005)	—	13,278
Total assets *	404,502	146,611	5,103	—	556,216
Capital expenditures *	39,094	14,771	6,154	—	60,019

*	Restated balances
     The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2005:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	246,217	86,279	22,610	(28,297)	$326,809
Intersegment revenue	35,382	2,524	22,610	—	60,516
Eliminated intersegment revenue	(5,643)	(44)	(22,610)	—	(28,297)
Depreciation and amortization	56,906	10,521	15,392	—	82,819
Loss (gain) on disposal of assets,net	332	(484)	—	—	(152)
Operating income (loss)	(2,934)	23,577	6,498	—	27,141
Interest expense	(636)	(2)	(35,256)	—	(35,894)
Loss on extinguishment of debt	—	—	(34,882)	—	(34,882)
Interest income	—	—	2,253	—	2,253
Income (loss) before income tax	(3,570)	23,555	(61,620)	—	(41,635)
Income tax (expense) benefit	(1,267)	(9,694)	10,961	—	—
Net income (loss)	(4,837)	13,861	(50,659)	—	(41,635)
Total assets	438,620	127,777	11,660	(1,644)	576,413
Capital expenditures	45,924	12,148	6,325	—	64,397
17. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
     During 2003, the Company spun off its Directory Business to ACS Media LLC and subsequently sold 99.9% of its interest in ACS Media LLC to the public through a Canadian income fund. As part of that transaction, the Company entered into several long-term contracts with ACS Media LLC, including a 50-year publishing agreement, a 50-year license agreement, a 45-year non-compete agreement and a 10-year billing and collection agreement. The Company had a right to minority representation of one manager of the permitted nine managers of ACS Media LLC as long as its contracts with ACS Media LLC were in effect. At December 31, 2006, the Company had recorded in Accounts payable, accrued and other current liabilities, $2,942 due to ACS Media LLC under these contracts, primarily under the billing and collection agreement. In 2007, ACS Media ceased to be a related party after the Company sold its remaining interest and relinquished its right to be a manager of ACS Media LLC for cash of $162.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006, and 2005
(In Thousands, Except Per Share Amounts)
17. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS (Continued)
     On May 14, 1999, the Company entered into a stockholders’ agreement with Fox Paine, investors affiliated with Fox Paine, and several non-fund investors, including co-investors and some of the Company’s former officers. Under the stockholders’ agreement, subject to limited exceptions, Fox Paine and its affiliates, as a group, could make up to six demands for registration under the Securities Act of their shares of common stock, and the Company was obligated to bear the fees and expenses of such registration and offering other than underwriting discounts.
     On November 29, 2005, the Company filed a preliminary prospectus supplement relating to a proposed offering of 10,000 shares of its common stock by Fox Paine. This offering was completed on December 7, 2005, after which Fox Paine beneficially owned 22.8% of our outstanding common stock. The Company incurred approximately $500 in transaction fees associated with the offering.
     On March 10, 2006, the Company entered into an Underwriting Agreement among the Company, certain affiliates of Fox Paine, and RBC Capital Markets Corporation, as the underwriter, for the sale by Fox Paine of 9,549 shares of the Company’s common stock, representing substantially all of Fox Paine’s remaining holdings of the Company’s common stock. The transaction was priced at $11.00 per share, and on March 15, 2006, the transaction closed. The Company did not receive any proceeds from the sale of these shares. The Company incurred $188 in transaction fees associated with the offering.
18. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company uses derivative financial instruments to hedge variable interest rate debt to manage interest rate risk. To the extent that derivative financial instruments are outstanding as of a period end, the fair value of those instruments, represented by the estimated amount the Company would receive or pay to terminate the agreement, is reported on the balance sheet.
     On February 1, and March 21, 2005, the Company entered into floating-to-fixed interest rate swaps with total notional amounts of $135,000 and $85,000, respectively, which swap the floating interest rate on a portion of the term loan borrowings under the 2005 senior credit facility for a five year term at a fixed rate of 6.13% and 6.50%, per year, respectively, inclusive of a 2.00% premium over LIBOR. On July 15, 2005, the Company entered into a six year $40,000 notional amount fixed to floating swap arrangement, effectively fixing the rate on the new term loan at 6.43% per year inclusive of a 2.00% premium over LIBOR. In February 2006, the Company renegotiated the 2005 senior secured credit facility from LIBOR plus 2.00% to LIBOR plus 1.75%, reducing the rate for the credit facility by 0.25%.
     In February 2006, the Company and ACS Holdings executed $115,000 and $52,900 notional amount floating-to-fixed interest rate swap agreements related to its $375,000 term loan under its 2005 senior bank credit facility. The swaps effectively fix the LIBOR rate on $115,000 and $52,900 principal amount of senior bank credit facility at 6.71% and 6.75%, inclusive of a 1.75% premium over LIBOR, through December 2011.
     On December 31, 2007, 2006 and 2005 all swaps were effective. The swaps have been marked to market with ($9,179), gross of $3,773 in tax, recorded as the carrying value at December 31, 2007 as other comprehensive loss in the Company’s Consolidated Statement of Stockholders’ Equity (Deficit) with a corresponding liability recorded in Other deferred credits and long-term liabilities on the Consolidated Balance Sheet.
19. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The fair values of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying values due to their short-term nature. The fair value for the Company’s 2005 senior credit facility, senior unsecured notes, capital leases and other long-term obligations were estimated based on quoted market prices. The Company held out-of-the-money interest rate swaps at December 31, 2007 that were marked to market. The carrying value of ($9,179) and fair value are equal on that date

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006, and 2005
(In Thousands, Except Per Share Amounts)
19. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
     The following table summarizes the Company’s carrying values and fair values of the debt components of its financial instruments at December 31, 2007:

	Carrying	Fair
	Value	Value
2005 senior credit facility term loan	$427,900	$410,784
Capital leases and other long-term obligations	5,096	5,096

	$432,996	$415,880

20. COMMITMENTS AND CONTINGENCIES
     On October 23, 2007, ACS Cable Systems, Inc., a wholly owned subsidiary of the Company, entered into a definitive Supply Agreement with Tyco Telecommunications (US) Inc. to construct a long-haul fiber facility that connects Alaska and the Pacific Northwest. Costs associated with construction of the long-haul fiber facility payable directly to Tyco under the Supply Agreement are expected to be approximately $86 million.
     The Company enters into purchase commitments with vendors in the ordinary course of business. The Company also has long-term purchase contracts with vendors to support the ongoing needs of its business. These purchase commitments and contracts have varying terms and in certain cases may require the Company to buy goods and services in the future at predetermined volumes and at fixed prices.
     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $75 as of December 31, 2007 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
     The Company pledges substantially all property, assets and revenue as collateral on its outstanding debt instruments.
21. SUBSEQUENT EVENTS
     Subsequent to December 31, 2007 the Company invested excess cash in auction rate securities. Recent uncertainties in the credit markets have resulted in failed auctions for its entire existing portfolio of auction rate securities of $4,525. These investments are no longer currently liquid and in the event the Company needs to access these funds, it will not be able to do so without a loss of principal, unless a future auction on these short-term investments is successful. The Company has not obtained sufficient evidence to conclude that these investments are other-than-temporarily impaired or that they will not be settled in the short term, though the market for these investments is presently uncertain. With the cash demands of the Company’s fiber build, it may need to access these funds for operational purposes during the time that these investments are expected to remain illiquid and the company may incur a loss upon liquidation.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2007, 2006, and 2005
(In Thousands, Except Per Share Amounts)
22. SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)

	Quarterly Financial Data
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2007	Restated	Restated	Restated
Operating revenues	$91,623	$94,501	$100,554	$99,107	$385,785
Operating income	14,157	13,351	17,886	15,045	60,439
Net income	7,312	6,169	10,300	120,355	144,136
Net income per share:
Basic	0.17	0.14	0.24	2.81	3.38
Diluted	0.17	0.14	0.23	2.71	3.26

2006	Restated	Restated	Restated	Restated
Operating revenues	$81,752	$85,063	$90,052	$91,854	$348,721
Operating income	7,578	10,415	13,856	11,772	43,621
Net income (loss)	(9,525)	11,881	6,711	4,211	13,278
Net income (loss) per share:
Basic	(0.23)	0.28	0.16	0.10	0.32
Diluted	(0.23)	0.27	0.15	0.10	0.31

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Schedule II — Valuation and Qualifying Accounts
(In Thousands)

	Balance at	Charged to		Charged to		Balance at
	Beginning	costs and		other		End
Description	of Period	expenses		accounts (2)	Deductions (3)	of Period
Year ended December 31, 2007
Allowance for doubtful accounts	$7,434	$5,103		$2	$(3,771)	$8,768
Valuation allowance for deferred taxes	$122,498	$(122,498)	(1)	$—	$—	$—

Year ended December 31, 2006
Allowance for doubtful accounts	$6,206	$5,121		$(61)	$(3,832)	$7,434
Valuation allowance for deferred taxes	$127,603	$(5,105)	(1)	—	—	$122,498

Year ended December 31, 2005
Allowance for doubtful accounts	$4,869	$4,494		$(26)	$(3,131)	$6,206
Valuation allowance for deferred taxes	$112,208	$15,395	(1)	—	—	$127,603

(1)	Change in the valuation allowance allocated to income tax expense.

(2)	Represents the reserve for accounts receivable collected on behalf of others, net of recovery.

(3)	Represents credit losses, net of recovery.