Form 10-Q
period 2008-03-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2008-05-08
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☐   No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of the registrant’s Common Stock, as of April 28, 2008, was 43,308,557.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
(Unaudited In Thousands Except Per Share Amounts)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$16,344	$35,208
Restricted cash	2,602	2,589
Short-term investments	1,690	790
Accounts receivable-trade, net of allowance of $9,189 and $8,768	34,527	39,150
Materials and supplies	12,025	10,467
Prepayments and other current assets	5,575	5,155
Deferred income taxes	17,182	21,347

Total current assets	89,945	114,706

Property, plant and equipment	1,231,424	1,209,257
Less: accumulated depreciation and amortization	(840,345)	(825,663)

Property, plant and equipment, net	391,079	383,594

Non-current investments	3,335	—
Goodwill	38,403	38,403
Intangible assets	21,604	21,604
Debt issuance costs	6,992	7,461
Deferred income taxes	101,540	96,095
Deferred charges and other assets	2,173	1,340

Total assets	$655,071	$663,203

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$2,588	$780
Accounts payable, accrued and other current liabilities	57,130	64,070
Advance billings and customer deposits	9,865	10,051

Total current liabilities	69,583	74,901

Long-term obligations, net of current portion	430,099	432,216
Other deferred credits and long-term liabilities	93,152	82,075

Total liabilities	592,834	589,192

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized, 43,307 and 42,883 issued and outstanding, respecitively	433	429
Additional paid in capital	248,178	257,982
Accumulated deficit	(171,537)	(177,313)
Accumulated other comprehensive loss	(14,837)	(7,087)

Total stockholders’ equity	62,237	74,011

Total liabilities and stockholders’ equity	$655,071	$663,203

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2008	2007
Operating revenues:
Wireline	$63,106	$59,968
Wireless	33,670	31,655

Total operating revenues	96,776	91,623

Operating expenses:
Wireline (exclusive of depreciation and amortization)	43,270	44,143
Wireless (exclusive of depreciation and amortization)	20,121	15,875
Depreciation and amortization	16,463	17,445
Loss on disposal of assets, net	14	3

Total operating expenses	79,868	77,466

Operating income	16,908	14,157

Other income and expense:
Interest expense	(7,229)	(7,447)
Interest income	303	529
Other	(76)	80

Total other income and expense	(7,002)	(6,838)

Income before income tax expense	9,906	7,319

Income tax expense	(4,130)	(7)

Net income	$5,776	$7,312

Net income per share:
Basic	$0.13	$0.17

Diluted	$0.13	$0.17

Weighted average shares outstanding:
Basic	42,939	42,384

Diluted	44,308	43,876

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Three months Ended March 31, 2008
(Unaudited, In Thousands Except Per Share Amounts)

					Accumulated
			Additional		Other
		Common	Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Stock	Capital	Deficit	Loss	Equity
Balance, December 31, 2007	42,883	$429	$257,982	$(177,313)	$(7,087)	$74,011

Components of comprehensive income (loss):
Net income	—	—	—	5,776	—	5,776
Minimum pension liability adjustment	—	—	—	—	52	52
Interest rate swap marked to market	—	—	—	—	(7,631)	(7,631)
Auction rate securities temporary impairment	—	—	—	—	(171)	(171)

Total comprehensive income (loss)						(1,974)

Dividends declared	—	—	(9,318)	—	—	(9,318)

Stock-based compensation costs	—	—	1,581	—	—	1,581

Surrender of 174 shares to cover withholding taxes on stock-based compensation	—	—	(2,143)	—	—	(2,143)

Issuance of shares of common stock pursuant to stock plans, $.01 par	424	4	76	—	—	80

Balance, March 31, 2008	43,307	$433	$248,178	$(171,537)	$(14,837)	$62,237

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$5,776	$7,312
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	16,463	17,445
Loss on disposal of assets, net	14	3
Gain on sale of long-term investments	—	(152)
Amortization of debt issuance costs and original issue discount	469	473
Stock-based compensation	1,581	1,822
Deferred taxes	4,130	—
Other non-cash expenses	32	128
Changes in components of assets and liabilities:
Accounts receivable and other current assets	4,203	4,011
Materials and supplies	(1,558)	(1,348)
Accounts payable and other current liabilities	(2,687)	(3,591)
Deferred charges and other assets	(777)	95
Other deferred credits	(2,780)	1,762

Net cash provided by operating activities	24,866	27,960

Cash Flows from Investing Activities:
Investment in construction and capital expenditures	(23,005)	(10,183)
Change in unsettled construction and capital expenditures	(4,537)	(7,142)
Purchase of short-term investments	(9,025)	(17,225)
Proceeds from sale of short-term investments	8,125	17,225
Purchase of non-current investments	(3,625)	—
Proceeds from sale of non-current investments	—	162
Placement of funds in restricted account	(13)	(1,982)
Release of funds from escrow account	—	1,601

Net cash used by investing activities	(32,080)	(17,544)

Cash Flows from Financing Activities:
Repayments of long-term debt	(367)	(418)
Payment of cash dividend on common stock	(9,220)	(9,099)
Payment of withholding taxes on stock-based compensation	(2,143)	(2,303)
Proceeds from issuance of common stock	80	230

Net cash used by financing activities	(11,650)	(11,590)

Change in cash and cash equivalents	(18,864)	(1,174)
Cash and cash equivalents, beginning of period	35,208	36,860

Cash and cash equivalents, end of period	$16,344	$35,686

Supplemental Cash Flow Data:
Interest paid	$7,031	$7,268
Income taxes paid	—	134

Supplemental Noncash Transactions:
Property acquired under capital leases	$58	$51
Dividend declared, but not paid	9,318	9,189
See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Alaska Communications Systems Group, Inc., a Delaware corporation, and its Subsidiaries (the “Company” or “ACS Group”), is engaged principally in providing wireline and wireless services to its retail consumer, business, wholesale and enterprise customers in the State of Alaska and beyond through its telecommunications subsidiaries. The Company was formed in October of 1998 for the purpose of acquiring and operating telecommunications properties.
          The accompanying consolidated financial statements for the Company represent the consolidated financial position, results of operations and cash flows principally of the following entities:
•	Alaska Communications Systems Holdings, Inc. (“ACS Holdings”)

•	ACS of Alaska, Inc. (“ACSAK”)

•	ACS of the Northland, Inc. ("ACSN”)

•	ACS of Fairbanks, Inc. (“ACSF”)

•	ACS of Anchorage, Inc. (“ACSA”)

•	ACS Wireless, Inc. (“ACSW”)

•	ACS Long Distance, Inc. (“ACSLD”)

•	ACS Internet, Inc. (“ACSI”)

•	ACS Messaging, Inc. (“ACSM”)

•	ACS Cable Systems, Inc. (“ACSC”)
          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. However, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain reclassifications have been made to the 2007 financial statements to make them conform to the current presentation.
          In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.
Auction Rate Securities
          On March 31, 2008, the Company had a total of $23,971 in cash and cash equivalents, short-term and non-current investments, which included approximately $4,525 of investments in auction rate securities (“ARS”). Beginning February 13, 2008, the Company experienced failed auctions for ARS issues and at that time, ceased to purchase auction rate securities. The Company believes that the current lack of liquidity relating to ARS investments will have no impact on the ability to fund ongoing operations and growth initiatives. As of April 16, 2008, the remaining ARS portfolio totaled approximately $3,475. This amount includes approximately 23% federally insured student loan backed securities, 34% municipal and education authority bonds and 43% dividend received auction rate preferred securities.
          The Company’s ARS portfolio is comprised of 100% AAA rated investments. Based on the Company’s belief that its ARS investments can be liquidated through successful auctions or redemptions at par plus accrued interest, and on the Company’s ability and intent to hold such investments until liquidation, the Company believes that the current illiquidity of these investments is temporary. However, the Company moved 100% of the remaining ARS portfolio as of April 11, when the books were closed, to non-current investments. In addition, based on an analysis of other-than-temporary impairment factors the Company recorded a temporary impairment charge, net of tax, of $171 in other comprehensive income on the Statement of Stockholders’ Equity. The Company expects to reassess this conclusion in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit ratings of the investments, market risk and other factors. Such a reassessment may change the classification of these investments or result in a conclusion that these investments are other-than-temporarily impaired. If it is determined that the fair value of these securities is other-than-temporarily impaired, the Company would record a loss in the Company’s Consolidated Statements of Operations.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue Recognition
          Access revenue is recognized when earned. The Company participates in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska (“RCA”) within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved. At March 31, 2008 and December 31, 2007, the Company had deferred amounts of $5,279 and $10,993, respectively, related to its estimate of refundable revenue.
          Wireless revenue is materially impacted by seasonal factors. Wireless revenue, particularly roaming revenue, declines in the winter months and increases in the summer months due to Alaska’s northern latitude and the wide swing in available daylight and changes in weather patterns between summer and winter and their effect on business, tourism and subscriber calling patterns. Revenue from non-ACS customers roaming on our network increased to $3,744 from $3,244 for the three months ended March 31, 2008 and 2007, respectively. Our wireline segment experiences similar seasonal effects, but we do not believe these effects are material.
Regulatory Accounting and Regulation
          The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. The Company’s cost studies and depreciation rates are subject to periodic audits that could result in reductions of revenues.
          The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction, which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $64,763 and $65,271 as of March 31, 2008 and December 31, 2007, respectively, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. The Company also has a regulatory liability of $63,313 and $62,443 at March 31, 2008 and December 31, 2007, respectively, related to accumulated removal costs. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143, Accounting for Asset Retirement Obligations. Consistent with industry practice, non-regulated revenues incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles. SFAS No. 71 also requires revenue generated between regulated and non-regulated group companies not be eliminated on consolidations; these revenues totaled $9,951 and $9,126 for the three months ended March 31, 2008 and 2007, respectively.
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
2. FAIR VALUE MEASUREMENTS
SFAS No. 157
          SFAS No. 157, Fair Value Measurements (SFAS No. 157) defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets, wireless licenses and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The Company is currently evaluating the impact of FSP 157-2 on the financial statements. The impact of partially adopting SFAS No. 157 effective January 1, 2008 was not material to the Company’s financial statements.
Fair Value Measurements on a Recurring Basis
          Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.
          The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Fair Value Measurement at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	2008	Level 1	Level 2	Level 3
Assets:
Short-term investments	$1,690	$790	$—	$900
Non-current investments in auction rate securities	3,335	—	—	3,335

Liabilities:
Interest Rate Swaps	$(22,137)	$—	$(22,137)	$—
          The following table presents the reconciliation disclosures about fair value measurements at March 31, 2008 using significant unobservable inputs (Level 3).

Auction
Rate Securities
Beginning balance, January 1, 2008	$—
Total gains or losses (realized / unrealized)	—
Included in earnings	—
Purchases, issuances and settlements	4,525
Included in other comprehensive income	(290)
Transfers in and / or out of Level 3	—

Ending balance, March 31, 2008	$4,235

          Short-term investments include commercial paper, which are generally measured using quoted prices in active markets and are classified as Level 1. They also include certain investments in auction rate securities that are recorded as Level 3. These investments are classified as short-term as they were settled prior to the Company’s quarter end close. Non-current investments consist of auction rate securities that had yet to be settled at the time of the close. Both the long and the

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
2. FAIR VALUE MEASUREMENTS (Continued)
short-term investments in auction rate securities are included in Level 3 as no active market or significant other observable inputs exist. The Company assigned a value to its non-current ARS portfolio by reviewing the value assigned to similar securities by brokerages; relative yields; and assessing credit risk.
          Included in Liabilities are derivative contracts, comprised of interest rate swaps, that are valued using models based on readily observable market parameters for all substantial terms of the derivative contracts and thus are classified within Level 2.
Fair Value Measurements on a Nonrecurring Basis
          As permitted by FSP 157-2, ACS elected to defer the fair value measurement disclosure of nonfinancial assets including goodwill, wireless licenses, long-lived assets and intangible assets in the determination of impairment under SFAS No. 142 or SFAS No. 144, and asset retirement obligations initially measured at fair value under SFAS No. 143 Accounting for Asset Retirement Obligations.
SFAS No. 159
          SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115 (SFAS No. 159), permits but does not require the measurement of financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As the Company did not elect to fair value any of our financial instruments under the provisions of SFAS No. 159, the adoption of this statement effective January 1, 2008 did not have an impact on the Company’s financial statements.
3. ASSET RETIREMENT OBLIGATION
          In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 was effective for the Company on December 31, 2005, and required it to recognize asset retirement obligations which are conditional on a future event. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. The Company has a regulatory liability of $63,313 and $62,443 at March 31, 2008 and December 31, 2007, respectively, related to accumulated removal costs for its local telephone subsidiaries. Consistent with the industry, the Company follows SFAS No. 71, for asset retirement obligations associated with its regulated telephone plant. The Company’s assets are pooled and the depreciable lives set by the regulators include a removal component which, in effect, accounts for the cost of removal. Non-regulated operations of the Company are accounted for under the principles of SFAS No. 143 and FIN 47 for which the Company has recorded a retirement obligation of $1,445 and $1,411 and an associated asset of $878 and $873, as of March 31, 2008 and December 31, 2007, respectively. These costs were recorded as a result of the Company’s estimated obligation related to the removal of certain cell sites at the end of their operating lease term, adjusted for accretion over the life of the lease.
          The following table outlines the changes in the accumulated retirement obligation liability:

Balance, January 1, 2007	$1,171
Asset retirement obligation	143
Accretion expense	99
Settlement of lease obligations	(2)

Balance, December 31, 2007	$1,411
Asset retirement obligation	5
Accretion expense	29
Settlement of lease obligations	—

Ending Balance, March 31, 2008	$1,445

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
4. EARNINGS PER SHARE
          Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the treasury stock method. Potential common share equivalents, which consisted of options and restricted stock granted to employees, and deferred shares granted to directors resulted in dilutive earnings per share for the three months ended March 31, 2008. Excluded from the calculation were 70 options which were out-of-the money and therefore anti-dilutive at March 31, 2008. No shares were anti-dilutive at March 31, 2007.
          Earnings per share for the three months ended March 31, 2008 were as follows:

	Three Months Ended
	March 31,
	2008	2007
Numerator — net income	$5,776	$7,312
Denominator — weighted average shares outstanding:
Basic shares	42,939	42,384
Dilutive impact of restricted stock, options and deferred shares	1,369	1,492

Dilutive shares	44,308	43,876

Earnings per share:
Basic	$0.13	$0.17

Diluted	$0.13	$0.17

5. STOCK INCENTIVE PLANS
SFAS No. 123(R), Share-Based Payment
          Total compensation cost for share-based payments under SFAS No. 123(R) was $1,581 and $1,822 for the three months ended March 31, 2008 and 2007, respectively. Accrued compensation expense associated with ESPP shares yet to be awarded was $58 and $70 for the three months ended March 31, 2008 and 2007, respectively.
          There were 198 and 91 restricted stock grants for the three months ended March 31, 2008 and 2007, respectively. The following table describes the assumptions used for valuation of equity instruments awarded during the three months ended March 31, 2008 and 2007.

	2008	2007
Restricted stock:
Risk free rate	2.25%	5.25%
Quarterly dividend	$0.215	$0.215
Expected, per annum, forfeiture rate	4.47%	4.47%

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
          The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. Accrued benefits under the ACS Retirement Plan were determined in accordance with the provisions of the CenturyTel Plan. Upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the plan. On November 1, 2000, the ACS Retirement Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPP. As a result of this amendment, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company uses a December 31 measurement date for the plan. The Company made no contributions to the plan in the first quarter of 2008 or 2007.
          The following table represents the net periodic pension expense for the ACS Retirement Plan for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Interest cost	$202	$195
Expected return on plan assets	(258)	(247)
Amortization of loss	37	77
Amortization of prior service cost	51	51

Net periodic pension expense	$32	$76

7. BUSINESS SEGMENTS
          Our segments and their principal activities consist of the following:
          Wireline — Wireline provides communication services including voice, broadband and data, next generation IP network services, network access, long distance and other services to consumers, carriers, business and government customers.
          Wireless — Wireless products and services include voice and data products and other value-added services and equipment sales.
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
7. BUSINESS SEGMENTS (Continued)
          The following table illustrates selected financial data for each segment as of and for the three months ended March 31, 2008:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$66,114	$33,680	$3,143	$(6,161)	$96,776
Intersegment revenue	12,320	649	3,143	—	16,112
Eliminated intersegment revenue	(3,008)	(10)	(3,143)	—	(6,161)
Income (loss) before income tax	5,403	10,151	(5,648)	—	9,906
Income tax (expense) benefit	(1,621)	(4,175)	1,666	—	(4,130)
Net income (loss)	3,782	5,976	(3,982)	—	5,776
Total assets	464,905	191,059	7,661	(8,554)	655,071
Capital expenditures	18,595	2,615	1,853	—	23,063
          The following table illustrates selected financial data for each segment as of and for the three months ended March 31, 2007:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$62,381	$31,665	$2,631	$(5,054)	$91,623
Intersegment revenue	10,935	614	2,631	—	14,180
Eliminated intersegment revenue	(2,413)	(10)	(2,631)	—	(5,054)
Income (loss) before income tax	1,153	11,502	(5,336)	—	7,319
Income tax (expense) benefit	(371)	(4,748)	5,112	—	(7)
Net income (loss)	782	6,754	(224)	—	7,312
Total assets	390,665	150,214	2,832	—	543,711
Capital expenditures	5,088	4,113	1,033	—	10,234
8. COMMITMENTS AND CONTINGENCIES
          The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $25 at March 31, 2008 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
9. SUBSEQUENT EVENTS
          On April 2, 2008 the Company entered into an agreement to purchase Crest Communications Corporation (“Crest”), owner and operator of the North Star submarine fiber-optic cable, one of three existing submarine fibers connecting Alaska to the continental United States. The Company is acquiring Crest, free of debt, for cash consideration of approximately $70,000. The transaction, which is subject to various closing conditions, as well as federal and state regulatory approval, is expected to close in the second half of 2008.
          Crest’s system includes an undersea fiber system of approximately 1,900 miles with cable landing facilities in Whittier, Juneau, and Valdez, Alaska, and Nedonna Beach, Oregon. The system also includes terrestrial transport components linking Nedonna Beach, Oregon to a Network Operations Control Center in Hillsboro, Oregon and collocation facilities in Portland, Oregon and Seattle, Washington. Crest has 18 employees responsible for its network, sales, regulatory compliance, and administration. The Company has deposited $7,000 into an escrow account to be applied to the purchase price upon the closing of the purchase of Crest. In certain circumstances, should the closing not occur as a result of breach by the Company, the $7,000 would be released to Crest.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
9. SUBSEQUENT EVENTS (Continued)
          On April 8, 2008 the Company closed the sale of $125,000 aggregate principal amount of its 5.75% convertible notes due March 1st, 2013. The notes were sold in a private placement pursuant to Rule 144A under the Securities Act of 1933.
          The notes are unsecured obligations of the Company, subordinate to its obligations under its senior credit facility, will pay interest semi-annually and will be convertible upon satisfaction of certain conditions. Upon conversion, holders will receive an amount in cash, shares of ACS common stock or a combination of cash and shares of ACS common stock. The notes are guaranteed by substantially all of the Company’s existing subsidiaries. Holders of the notes will have the right to require the Company to repurchase all or some of their notes at 100% of their principal, plus any accrued interest, upon the occurrence of certain events.
          The Company also entered into convertible note hedge transactions with an affiliate of one of the initial purchasers and certain other financial institutions for the purpose of reducing the potential dilution to common stockholders. The Company entered into warrant transactions with the same counterparties. The convertible note hedge and warrant transactions had a net cost $10,580 and increases the initial effective conversion price of the notes to approximately $16.42 per share of common stock.
          The Company expects net proceeds from the offering of approximately $110,300 after underwriter fees, the convertible note hedge and other associated costs. The Company plans to use the net proceeds to partially fund the construction of its Alaska Oregon Network (AKORN) fiber and to purchase Crest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements and Analysts’ Reports
          This Form 10-Q and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “us” the “Company,” and “ACS Group”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Management’s discussion and analysis of financial condition and results of operations” and elsewhere. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):
•	our strongly competitive environment, which comprises national and local wireless and wireline facilities-based competitors;

•	our ability to complete, manage, integrate, market, maintain and attract sufficient customers to our AKORN fiber facility and our ability to develop attractive integrated products and services making use of the facility;

•	our ability to complete the acquisition of Crest Communications Corporation (“Crest”) and fully integrate its North Star fiber facility with AKORN and the ACS network generally such that we realize the synergies available;

•	our ability to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders and comply with the restrictive covenants of our debt obligations;

•	changes in revenue from Universal Service Funds;

•	rapid technological developments and changes in the telecommunications industries;

•	changes in revenue resulting from regulatory actions affecting intercarrier compensation;

•	regulatory limitations on our ability to change our pricing for communications services;

•	occurrence of widespread or lengthy failures of our system or network cables, particularly our non-redundant systems, including our existing primary capacity on the North Star cable, the failure of which would cause significant delays or interruptions of service and/or loss of customers and may adversely affect our investment in Crest;

•	other unanticipated damage to one or more of our high capacity cables resulting from construction or digging mishaps or natural disasters;

•	the possible future unavailability of Statement of Financial Accounting Standard (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, to our wireline subsidiaries;

•	our ability to bundle our products and services;

•	changes in the demand for our products and services and new competitive entrants;

•	changes in interest rates or other general national, regional or local economic conditions;

•	governmental and public policy changes;

•	continuing uncertainty arising out of our assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2007;

•	changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; and

•	the matters described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and this Quarterly Report on Form 10-Q.
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
          Unless the context indicates otherwise, all references in this Form 10-Q to “we”, “our”, “ours”, “us”, “the company”, or “ACS” refer to Alaska Communications Systems Group, Inc. and its consolidated subsidiaries.
Overview
          We believe we are the leading provider of integrated communications services in Alaska. Our wireline business comprises one of the most expansive end-to-end Internet Protocol (IP) networks in Alaska and the largest local exchange carrier network in the state. We believe our wireless business comprises the most extensive, reliable wireless network in Alaska and the only Alaska wireless network with “third-generation” data transmission capabilities.
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
          Our results of operations, financial position and sources and uses of cash in the current and future periods continue to reflect our focus on the following strategic imperatives:
•	Emphasis on Top-Line Growth: We emphasize revenue growth as well as growth in net cash provided by operating activities. We devote more resources to higher growth markets such as wireless, including wireless data, wireline broadband connections, including our long-haul fiber investment connecting our network to the Lower 48, as well as expanded strategic services to business markets, rather than to the traditional wireline voice market.

•	Investment with Discipline: We focus on gaining market share in those markets that contain high revenue producing customers. In our wireline business, we focus on deploying and selling broadband connections in each market covered by our network. We have targeted investment in deploying high-speed fiber conductivity in and between Alaska’s urban centers. We have increasingly targeted carrier and enterprise customers. Revenues for the three months ended March 31, 2008 from these customers grew 53% compared to the prior year, primarily driven by sales of advanced IP services and increases in revenues from agreements with carriers to terminate their Alaskan long-distance traffic. We have directed resources towards offering wireless plans that encourage customer adoption of large monthly-minute postpaid plans and unlimited postpaid plans. We also promote an unlimited data and text message package. These investments have been made, in part, to maintain a competitive position against a new national wireless provider market entrant. By directing resources to provide unlimited wireless plans and Alaska plans, we seek to distinguish ourselves from our competitors.

•	Profitability Improvement: We seek to increase operating income and margins Supporting this goal, our capital spending continues to be directed toward growth markets. High-speed EV-DO and cutting-edge data services, deployment of our AKORN fiber facility coupled with the complimentary purchase of Crest, as well as expanded services to enterprise customers, including Metro Ethernet, are examples of initiatives designed to tap high growth markets. As a result of our investment in AKORN, we expect 2008 capital expenditures to be higher than 2007 levels. In addition, we expect additional capital expenditures to support the growth of our wireless network and enhance its reliability and data transmission speeds though an upgrade to EV-DO, Rev A technology. We expect to target these capital expenditures based on feedback from large customers seeking high -speed wireless data coverage, particularly in Alaska’s North Slope oil fields.

•	Process Improvement: While focusing resources on revenue growth and market share gains, we continually challenge our management team and employees at all levels to lower expenses through process improvements. We expect to invest in technology-assisted process improvement, including self-service initiatives. We expect these efforts, such as call center routing improvements, deploying self-pay kiosks, and customer service tools, to improve our cost structure and maintain or improve operating income margins. As a result of past successes, we have been able to serve more customers while maintaining our workforce at or below prior levels.

•	Pay for Performance: We embrace a culture of urgency and accountability. We establish goals for all of our employees that are tied to the imperatives described above and tie compensation to performance whenever practicable.
Revenue Sources by Segment
     Wireline
          We provide voice, data, broadband, network access, long distance, and other advanced IP network services to consumers, carriers, businesses and government customers throughout Alaska and to and from Alaska. We provide telephone and high speed Internet services to consumers in our wireline footprint. Our high-speed data network relies on advanced packet-based MPLS technology. Our MPLS network provides the framework for our “Metro Ethernet” service, which we market to medium and large businesses and government customers. Metro Ethernet offers our customers scalable, high-speed data and customized information technology products and services, as well as Internet connectivity. To complete our robust wireline fiber network, we expect to fully integrate Crest’s Alaska Northstar fiber facility into our network following the expected close of the Crest acquisition in the second half of 2008 and commercially deploy in early 2009 our new state-of-the-art AKORN undersea fiber optic cable connecting Alaska with the lower 48 states. Our wireline revenues in the first quarter of 2008 were $63.1 million, representing approximately 65.2% of our aggregate revenues.
     Wireless
          Our wireless segment provides facilities-based voice and data services statewide. We operate the only “third-generation” wireless network in Alaska.
          We provide wireless voice and data services across an extensive statewide 1xRTT CDMA and EV-DO wireless network. In addition, through roaming agreements with major U.S. and Canadian carriers we provide our customers a range of services and coverage throughout the Lower 48 states, Hawaii and Canada.
RESULTS OF OPERATIONS
          All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Wireline
          The following table summarizes wireline revenue by source for the three months ended March 31, 2008 and 2007.

	Three Months ended March 31,
	2008	Change	2007
Wireline Revenue by Source:

Retail	$23,646	-5.2%	$24,956
Wholesale	5,335	-11.0%	5,995
Access	26,304	10.0%	23,904
Enterprise	7,821	53.0%	5,113

	$63,106	5.2%	$59,968

     Operating Revenues
          Retail: Retail revenue decreased by $1.3 million, or 5.2% in the three months ended March 31, 2008 over March 31, 2007. The decrease was primarily driven by a $1.2 million decline in local exchange revenue primarily associated with residential line losses and lower CPE sales to businesses; and a $0.2 million decline in dial up ISP revenue and a $0.3 million decline in long distance sales. These losses were offset in part by a $0.4 million increase in revenue from our DSL subscriber base.
          Declines in retail switched access lines in service of 1.8% in the first quarter were concentrated in the residential market and were driven by wireless substitution and competition. During the three months ended March 31, 2008 we added 447 DSL connections and exited the quarter with 47,948 DSL subscribers.
          Wholesale: Wholesale revenues decreased by $0.7 million, or 11.0%, in 2008 due to declines in UNE and wholesale local revenue of $0.6 million which is primarily attributable to the ongoing migration of lines leased to our key competitor to cable telephony, offset in part by a negotiated increase in rates. These losses were partially offset by higher revenues from space and power services.
          Total UNE and wholesale lines declined by 7.8% in the first quarter of 2008, to 37,531, as a result of the ongoing migration of lines over to cable telephony. As a result of ongoing declines in UNE and wholesale local lines, we expect that wholesale revenue will decline as a component of wireline revenue for the foreseeable future.
          Access: Access revenues increased by $2.4 million, or 10.0% in 2008. This revenue increase is counter to longer term trends where we foresee access revenue declining as a component of wireline revenue, and was primarily attributable to $3.1 million in higher year over year changes in network access reserves. In 2008, we benefited from a net reserve release of $5.1 million which was primarily attributable to refundable USF support following the issuance of a notice of proposed rule-making by the FCC in January 2008 and an FCC order in May 2008. In 2007, the Company benefited from a $2.0 million reduction in reserves primarily for NECA overearnings.
          Enterprise: Enterprise revenue increased by $2.7 million, or 53.0%, in 2008 due to $1.8 million in revenue from the provision of virtual network facilities to Lower 48 carriers for long distance voice termination, $0.8 million from a capacity exchange agreement with another carrier and $0.3 million from higher sales of advanced network services to large business and government customers.
     Wireless
          Wireless revenue increased $2.0 million, or 6.4%, to $33.7 million for the three months ended March 31, 2008 compared to $31.7 million for the three months ended March 31, 2007. This increase is due primarily to the following:
•	growth in average subscribers of 7.4% to 145,781 from 135,750 at March 31, 2008 and 2007, respectively;

•	higher phone and accessory sales in the quarter ended March 31, 2008 resulting in $2.3 million of handset revenue compared to $2.1 million for the quarter ended March 31, 2007; and

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $3.7 million from $3.2 million for the quarter ended March 31, 2008 and 2007, respectively.
     Operating Expense
          Operating expense increased $2.4 million, or 3.1%, to $79.9 million for the three months ended March 31, 2008, from $77.5 million for the three months ended March 31, 2007. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
          Wireline: Wireline expenses, which include local telephone, Internet, interexchange and cable systems operating costs decreased $0.9 million, or 2.0%, for the three months ended March 31, 2008 compared to the comparable period in 2007. The decrease is primarily attributable to a $3.5 million decline in labor expense and a $0.5 million decrease in DSL COGS associated with lower rates. These decreases were offset in part by a $1.5 million increase in LD interstate COGS, a $0.9 million increase in ISP access and circuit expense and a $0.4 million increase in surcharges.
          Wireless: Wireless expense increased $4.2 million, or 26.7%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase is primarily attributable to $1.5 million in costs associated with backhaul costs for our wireless footprint, an increase of $1.2 million in handset and accessory and data content expense, a $0.8 million increase in employee sales and service costs to support our growing customer base and a $0.5 million increase in regulatory surcharges.
          Depreciation and Amortization: Depreciation and amortization expense decreased $1.0 million, or 5.6%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The change is due to an increase in the number of asset classes reaching their maximum depreciable lives.
          Other Income and Expense: Other income and expense was a net expense of $7.0 million in the three months ended March 31, 2008, an increase of 2.4% from the $6.8 million in the three months ended March 31, 2007. The increase is primarily attributable to a prior year gain on the sale of our remaining interest in ACS Media, LLC.

          Income Taxes: In the quarter ended March 31, 2008 we recorded a tax expense of $4.1 million. There was no corresponding expense in 2007 as prior to December 2007 the Company had fully reserved the unused income tax benefit resulting from the consolidated loss we had incurred since our inception. Our estimated effective tax rate is 41.11%.
          At March 31, 2008 we had tax net operating loss carry forwards of approximately $121.1 million. Income tax expense will not involve a cash outflow until these NOL’s are used.
          Net Income: The decrease in net income is primarily a result of the factors discussed above.
Liquidity and Capital Resources
     Sources
          We have satisfied our cash requirements in the first quarter of 2008 for operations, capital expenditures and debt service primarily through internally generated funds. For the three months ended March 31, 2008, our net cash flows provided by operating activities were $24.9 million. At March 31, 2008, we had approximately $20.4 million in net working capital, approximately $16.3 million in cash and cash equivalents, $2.6 million in restricted cash and $1.7 million in short-term investments. As of March 31, 2008, we had $45.0 million of remaining capacity under our revolving credit facility, representing 100% of available capacity.
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
          On April 8, 2008, we sold $125.0 million aggregate principal amount of our 5.75% convertible notes due March 1, 2013. These notes are unsecured obligations, subordinate to our obligations under the senior credit facility, will pay interest semi-annually, and will be convertible upon satisfaction of certain conditions. For further information on our issuance of these notes, see the information below under the heading “—Recent Developments—Sale of 5.75% Convertible Notes due 2013”.
     Uses
          Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been and continue to be significant. We expect especially heavy capital expenditures to be made during 2008 to complete construction of our AKORN fiber facility. Capital expenditures for the three months ended March 31, 2008 were $27.5 million, inclusive of $4.5 million of cash used to settle the net movement in balances outstanding for capital equipment received since December 31, 2007. New capital acquisition for 2008 totaled $23.0 million of which $15.1 million was expended on the build out of our AKORN facility. In addition, we expect to make capital expenditures designed to upgrade and integrate the North Star fiber facility with our AKORN facility and intrastate fiber network. Once completed, we will operate a fully redundant, collapsible fiber ring connecting our Alaska fiber network with the greater fiber infrastructure of the Lower 48. We intend to fund future capital expenditures with cash on hand, which includes net proceeds from the sale of our 5.75% Convertible Notes due 2013, and net cash generated from operations. For further information on our agreement to purchase Crest, see the information below under the heading “—Recent Developments—Acquisition of Crest Communications Corporation”.
          Since October 28, 2004, we have paid quarterly dividends on our common stock. Based on current shares outstanding at April 28, 2008 of approximately 43.3 million shares, and our current annual dividend policy of $0.86 per share, maintenance of our current annual dividend policy would result in $37.2 million cash being paid to common stockholders. Dividends on our common stock are not cumulative.
          We believe that we will have sufficient cash on hand, cash provided by operations, and available borrowing capacity under our revolving credit facility to service our debt, pay our quarterly dividends, and fund our operations, capital expenditures and other obligations over the next 12 months. Our ability to meet such obligations will be dependent upon our future financial performance, which is, in turn, subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond our control. See “Item 1A—Risk Factors” for further information regarding these risks.

Legal
          We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business, and have recorded litigation reserves of $0.03 million against certain claims and legal actions as of March 31, 2008. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress.
Employees
          As of March 31, 2008, we employed approximately 974 regular full-time employees, 13 regular part-time employees and 3 full-time temporary employees. Of these employees, approximately 77% are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Management considers employee relations to be good with both the represented and non-represented workforce.
Recent Developments
     Acquisition of Crest Communications Corporation
          On April 2, 2008, we announced that we entered into an agreement to purchase Crest Communications Corporation (“Crest”). Under the agreement, we expect to acquire Crest, free of debt, for a cash consideration of approximately $70.0 million. The transaction is subject to various customary closing conditions, as well as federal and state regulatory approvals and is expected to close in the second half of 2008. We have deposited $7.0 million into an escrow account to be applied to the purchase price upon the closing of the purchase of Crest. In certain circumstances, should the closing not occur as a result of our breach, the $7.0 million would be released to Crest.
          Crest’s system includes an undersea fiber system of approximately 1,900 miles with cable landing facilities in Whittier, Juneau, and Valdez, Alaska, and Nedonna Beach, Oregon. The system also includes terrestrial transport components linking Nedonna Beach, Oregon to the Network Operations Control Center in Hillsboro, Oregon and collocation facilities in Portland, Oregon and Seattle, Washington. Crest has 18 employees responsible for its network, sales, regulatory compliance, and administration.
          We believe that the acquisition will complement our AKORN fiber build, by providing meaningful operating efficiencies and cost synergies, by offering enterprise customers the only diverse and redundant routing of traffic between Alaska and the Lower 48, allowing for management of Network Operations Control Centers in Alaska and the Lower 48, and by connecting our network to Southeast Alaska. Furthermore, we believe that the acquisition will also drive incremental utilization of ACS’ differentiated Alaskan terrestrial assets from Crest’s customer base and allow ACS to participate in the fast-growing bandwidth market ahead of AKORN’s commercial launch in the first quarter of 2009.
     Sale of 5.75% Convertible Notes due 2013
          On April 8, 2008, we sold $125.0 million aggregate principal amount of our 5.75% Convertible Notes due 2013 in a private placement. The Notes are guaranteed on an unsecured basis by our existing and future operating subsidiaries. The notes are subordinated to our obligations under our senior secured credit facility as well as certain hedging agreements and other secured debt available under the credit facility.
          The notes are governed by an indenture dated as of April 8, 2008 and mature on March 1, 2013. The notes bear interest at a rate of 5.75% per annum payable semiannually in arrears on March 1 and September 1 each year, commencing September 1, 2008.
          Holders may convert their Notes based on an initial conversion rate of 77.5014 shares of our common stock per $1,000 principal amount of Notes (which is equal to an initial conversion price of approximately $12.90 per share), subject to adjustment, on any business day prior to the close of business on the business day before the applicable maturity date only under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending June 30, 2008, and only during such fiscal quarter, if the closing price of our Common Stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is more than 130% of the conversion price of the Notes on the applicable trading day; (2) during the five scheduled trading day period after any five consecutive trading days in which the trading price per $1,000 principal amount of Notes for each trading day of that period was less than 98% of the product of the last reported sale price of our Common Stock and the then applicable conversion rate for the Notes; (3) if specified distributions to holders of our common stock occur; or (4) if a fundamental change occurs. In addition to the foregoing, holders may convert their notes at their option at any time beginning on November 1, 2012 and ending on the close of business on the second scheduled trading day immediately preceding the maturity date of the notes.

          Upon conversion, we will pay or deliver cash or common stock, or a combination thereof, at our discretion, to satisfy our conversion obligation. In addition, following certain corporate transactions, we will increase the applicable conversion rate for a holder who elects to convert in connection with such corporate transactions by a number of additional shares of common stock set forth in the Indenture. In addition, upon specified fundamental change events, holders will have the option to require us to purchase all or any portion of their Notes at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, up to, but excluding, the fundamental change purchase date. We will pay cash for all notes so purchased.
          The indenture contains events of default, which, if they occur, entitle the holders of the notes to declare them immediately due and payable.
          To enhance liquidity of the notes, we entered into a registration rights agreement dated as of April 8, 2008 with the initial note purchasers under which we may be obligated to file a shelf registration statement related to the resale of the notes and the common stock issuable upon conversion of the notes.
          In connection with the sale of the notes, we purchased call options from and sold warrants to affiliates of three initial purchasers of the notes. Taken together, these derivative transactions reduce the potential dilution to common stockholders as a result of the issuance of the notes by effectively increasing the initial conversion price of the notes to $16.42 per share.
Critical Accounting Policies and Accounting Estimates
          We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional discussion on the application of these and other significant accounting policies, see “Note 1—Summary of Significant Accounting Policies” to our consolidated financial statements provided in this report. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact on our financial statements and because they require significant judgments, assumptions or estimates.
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
     Regulatory and Intercompany Accounting
          Our consolidated financial statements include all majority-owned subsidiaries. Consistent with industry practice we and our subsidiaries follow, where applicable, SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Our local telephone company subsidiaries charge other subsidiaries based on regulated rates for telecommunications services. Intercompany revenue between regulated local telephone companies and all other subsidiaries is not eliminated upon consolidation. Other intercompany balances are eliminated upon consolidation.
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
          We implemented, effective January 1, 2003, higher depreciation rates for our regulated telephone plant for the interstate jurisdiction, which we believe approximates the economically useful lives of the underlying plant. As a result, we have recorded a regulatory asset under SFAS No. 71 of $64.8 million and $65.3 million as of March 31, 2008 and December 31, 2007, respectively, related to depreciation of the regulated telephone plant allocable to our intrastate and local jurisdictions. If we were not following SFAS No. 71, these costs would have been charged to expense as incurred. We also have a regulatory liability of $63.3 million and $62.4 million at March 31, 2008 and December 31, 2007, respectively, related to accumulated removal costs on the local exchange subsidiaries. If we were not following SFAS No. 71, we would have followed SFAS No. 143 for asset retirement obligations associated with our regulated telephone plant. SFAS No. 71 also requires revenue generated between regulated and non-regulated companies not be eliminated on consolidation; these revenues totaled $10.0 million and $9.1 million for the three months ended March 31, 2008 and 2007, respectively. Non-regulated revenues incurred by our local telephone exchange operations and our non-regulated operations are not accounted for under SFAS No. 71 principles.

          The methodologies discussed above for determining regulated rates and the resulting revenue and charges are based on rules adopted by the Regulatory Commission of Alaska (“RCA”) and the FCC. We believe the accounting estimates related to affiliate revenue and charges are “critical accounting estimates” because determining the cost allocation methodology and the supporting allocation factors: (i) requires judgment and is subject to refinement as facts and circumstances change or as new cost drivers are identified; (ii) are based on regulatory rules which are subject to change; and (iii) the various subsidiaries may change provided services which can impact overall costs and related charges, all of which require significant judgment and assumptions and can affect consolidated results.
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
          Additionally, we establish a bad debt reserve against uncollectible revenues incurred during the period. These estimates are derived through a quarterly analysis of account aging profiles and a review of historical recovery experience. The reserve is adjusted when receivables are deemed to be uncollectible or otherwise paid. Consistent with industry practice we account for bad debt expense in accordance with SFAS No. 71 which prescribes that revenue be recognized net of bad debt expense.
          We recognize access revenue when it is earned. We participate in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available for the Company and the other telephone companies. To the extent that disputes arise over revenue settlements, we defer revenue collected until settlement methodologies are resolved. At March 31, 2008, we had recorded liabilities of $5.3 million related to our estimate of refundable access revenue. Actual results could vary from this estimate
     Income Taxes
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
     Recently Adopted Accounting Pronouncements
          In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159. SFAS No. 159 became effective for us on January 1, 2008. The adoption of this standard had no impact on our financial position or results of operations.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which became effective for us on January 1, 2008. The adoption of this pronouncement did not have a material impact on our financial position or results of operations.
     Recently Issued Accounting Pronouncements
          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, (SFAS No. 161). This statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are still evaluating the impact SFAS No. 161 will have on our financial statement disclosures.
          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (Revised), (SFAS No. 141(R)), to replace SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. We are still evaluating the impact of SFAS No. 141(R), however, the adoption of this statement is not expected to have a material impact on our financial position or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of March 31, 2008, we had outstanding debt under our 2005 senior credit facility. This on-balance sheet financial instrument, to the extent it provides for variable rates of interest, exposes us to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under our 2005 senior credit facility. In order to manage this risk, we have entered into a series of floating-to-fixed interest rate swap agreements that effectively fix LIBOR on the entire outstanding balance on the 2005 senior credit facility. The term of these swap agreements ranges from December 2009 through December 2011. Subsequent to March 31, 2008, we sold $125.0 million aggregate principal amount of our 5.75% Convertible Notes due 2013 in a private placement. The notes pay interest at a fixed rate and subordinated to our obligations under our senior secured credit facility as well as certain hedging agreements and other secured debt available under the credit facility. For further information, see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events—Sale of 5.75% Convertible Notes due 2013”.
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
          In making this conclusion, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer considered, among other factors, the remediation of the previously identified material weakness discussed below.
     Previously Existing Material Weaknesses
          Our management had previously concluded that as of December 31, 2007, we did not maintain effective internal control over financial reporting due of the existence of material weaknesses. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that existed as of December 31, 2007 were as follows:
          Depreciation of our Regulatory Asset: Spreadsheet controls over validating the integrity of the model used to calculate the net book value of our regulatory asset balance were not designed effectively. As a result, errors in the logic of the model went undetected resulting in an error in calculating depreciation of our regulatory assets. In addition, our management review control over our regulatory asset general ledger accounts, which are included in property, plant and equipment, was not designed at the level of precision to detect and correct errors that could be material to annual or interim financial statements. As a result of these deficiencies, material errors existed in the Company’s depreciation expense and property plant and equipment accounts that were corrected prior to the issuance of the 2007 consolidated financial statements but required a restatement to our 2006 consolidated financial statements and our interim condensed consolidated financial statements for the periods ended March 31, June 30, and September 30, of 2006 and 2007.
          Network Access Revenue Reserves: Policies and procedures relative to training personnel in network access revenue reserves estimation in accordance with generally accepted accounting principles was insufficient. In addition, our management review controls over our network access revenue reserve general ledger accounts were not designed at the level of precision to detect and correct errors that could be material to annual or interim financial statements. As a result of these deficiencies, material errors existed in the Company’s network access reserve accounts that were corrected prior to the issuance of the 2007 consolidated financial statements.
     Remediation of Material Weakness
          To remediate the material weakness associated with the depreciation of the regulatory asset we took the following actions:
•	enhanced the precision of our monitoring control over of the calculation of our regulatory asset account; and

•	implemented policies and procedures regarding testing the integrity of spreadsheet models to ensure all significant calculations are functioning as intended and approved prior to use.
          To remediate the material weakness associated with network access revenue reserve by taking the following actions:
•	enhanced the precision of our monitoring control over network access revenue reserves; and

•	implemented policies and procedures over training of revenue requirements personnel in generally accepted accounting principles.
          As a result of satisfactory completion and testing of our remedial actions, the Chief Executive Officer and Chief Financial Officer have concluded that the material weakness described above no longer exist as of March 31, 2008.
     Changes in Internal Control over Disclosure and Reporting
          Other than as described above, there were no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
          We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS.
          Other than as described below, there have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The risk factors described below should be read in conjunction with those disclosed in our Form 10-K.
Servicing our newly outstanding 5.75% Convertible Notes due 2013 comprising an aggregate principal value of $125 million will require a significant amount of cash and our ability to pay or refinance the additional debt depends on many factors, some of which are beyond our control.
          Our ability to make payments on and to refinance our debt depends on our ability to generate cash flow. This is subject, to a significant extent, on general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us in an amount sufficient to enable us to pay our debt when due or fund other liquidity needs.

We may not be able to repurchase the notes upon a fundamental change or to pay cash upon conversion of the notes either because we do not have sufficient cash or because we are contractually prohibited from doing so.
          We may not have the financial resources, or may not be able to arrange financing, to deliver the cash payable upon a future required repurchase or conversion of the notes. In addition, the loan agreement governing our senior bank credit facility requires that we maintain a total ratio of debt to earnings before interest, tax, depreciation and amortization, or EBITDA (as defined in the loan agreement), of 5.25 to one for four consecutive fiscal quarters and a ratio of senior secured debt to EBITDA of 4.25 to one for four consecutive fiscal quarters. If we are required to convert notes for cash or repurchase notes we must provide to the administrative agent identified in the loan agreement, five days prior to such conversion or repurchase, a certificate of a financial officer stating the amount of such payment to be made and demonstrating that the sum of our cumulative distributable cash through the most recent fiscal quarter as of which financial statements have been delivered to the lenders under the loan agreement minus the amount of such payment is greater than zero.
          Further, any cash payments upon repurchase or conversion of the notes prior to the maturity of our senior bank credit facility would cause us to be in breach of the credit facility. Our ability to repurchase notes for cash or to pay cash upon conversion of the notes may be further limited by restrictions on our ability to obtain funds for that purpose through dividends from our subsidiaries or other limitations or prohibitions contained in our future financing arrangements or otherwise.
          Failure to repurchase notes for cash or to pay cash upon conversion of the notes would constitute an event of default under the notes, which currently would and in the future could result in a default under our other financing arrangements, including our senior credit facility. This would have a material adverse affect on our ability to continue operations.
The call options we purchased and the warrants we sold contemporaneously with the sale of our convertible notes may affect the trading price of our common stock and the value of the convertible notes.
          The counterparties to the call options we purchased and warrants we sold may engage in hedging activities and modify their hedge positions from time to time prior to the conversion or maturity of our senior convertible notes, particularly around the time of any conversion of the notes. These hedging activities may include purchasing and selling shares of our common stock, or other of our securities, or other instruments, including over-the-counter derivative instruments. The effect, if any, of these activities on the trading price of our common stock or the convertible notes will depend in part on market conditions at the time and cannot be reasonably predicted at this time. Any of these activities could adversely affect the trading price of our common stock and the value of the convertible notes.
Exercise of the outstanding warrants could dilute the ownership interests of our existing stockholders.
          Concurrently with the sale of our senior convertible notes, we sold warrants expiring in 2013 to purchase, subject to anti-dilution adjustments, approximately 10.7 million shares of common stock at $16.422. The warrants may not be exercised prior to the maturity of the senior convertible notes due in 2013. The warrants may be settled in cash at our election. Exercise of the warrants could dilute the ownership interests of our existing stockholders.
The accounting method for our convertible notes is subject to change. Proposed new rules, if adopted, would substantially increase the reported interest expense of our convertible notes.
          In July 2007, the Financial Accounting Standards Board (“FASB”) issued for comment a proposed FASB Staff Position that if adopted would change the accounting for convertible debt instruments that permit cash settlement upon conversion, and would apply to our senior convertible notes. The proposal would require us to separately account for the liability and equity components of our senior convertible notes in a manner intended to reflect our nonconvertible debt borrowing rate. We would be required to determine the carrying amount of the convertible note liability by measuring the fair value as of the issuance date of a similar note without a conversion feature. The difference between the proceeds from the sale of the senior convertible notes and the amount reflected as the senior convertible note liability would be recorded as additional paid-in capital. In other words, the convertible debt would be recorded at a discount to reflect its below market coupon interest rate. The excess of the principal amount of the senior convertible notes over their initial fair value (the “discount”) would be accreted to interest expense over the expected life of the senior convertible notes. We would be required to record as interest expense not only the coupon interest payments on the senior convertible notes as currently required, but also the accretion of the discount on the senior convertible notes. Thus, the new accounting rules would substantially increase our reported interest expense relating to the senior convertible notes and would have an adverse effect on our reported earnings, which could be material.
          Issue No. 08-4, “Transition Guidance for Conforming Changes to EITF” Issue No. 98-5—Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios was approved on March 12, 2008 to be released for public comment. The FASB subsequently directed the staff to begin the balloting process for a final FASB Staff Position (FSP). We expect that final FSP will be issued in May 2008. If adopted as proposed, the new rules are expected to be effective for fiscal years beginning after December 15, 2008.
          Accordingly, if the proposed new rules are adopted as currently anticipated, we expect to record higher interest expense relating to the convertible notes beginning as of January 1, 2009. We cannot predict, however, whether or when the new rules will be adopted nor whether they will be adopted as proposed.
Our purchase of Crest Communications Corporation remains pending and its favorable completion and integration is subject to certain risks and uncertainties.
          Our acquisition of Crest has not been completed and remains subject to risks and uncertainties, including receipt of federal and state regulatory approvals. We may be unable to obtain the required approvals in a timely manner or at all. If the acquisition is not completed, our ability to offer a differentiated redundant enterprise services would be compromised. Costs related to the merger, such as financial advisory, legal and accounting fees, would be required to be paid even if the acquisition is not completed, and we would fail to realize any of the strategic benefits expected to result form the merger. In addition, under specified circumstances, we may be required to pay Crest a termination fee of $7.0 million in connection with the termination of the merger agreement. Moreover, under our existing purchase agreement with Crest, we have immediate access to capacity on its North Star fiber facility which we would lose if the acquisition fails to close.
          Uncertainty regarding the completion of the merger may cause potential customers to delay or defer decisions concerning our most valuable enterprise services. In addition, diversion of management focus and resources from the day-to-day operation of the business to matters relating to the acquisition and planned integration of Crest and retention of employees of Crest could have a material adverse effect on our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Working capital restrictions and other limitations on the payment of dividends
          Our 2005 senior secured credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends. Such credit facility also requires that we maintain certain financial ratios. In addition the Indenture governing our outstanding 5.75% convertible notes due March 1st, 2013 also contains a number of restrictive covenants
          In addition, our board of directors may, in its absolute discretion, amend or repeal our dividend policy which may result in the decrease or discontinuation of dividends. Future dividends, if any, will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, business opportunities, any competitive or technological developments, our increased need to make capital expenditures, provisions of Delaware law or other applicable law, and other factors that our board of directors may deem relevant.
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

Date: May 7, 2008	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
/s/ Liane Pelletier
Liane Pelletier
Chief Executive Officer, Chairman of the Board and President

/s/ David Wilson
David Wilson
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)