Form 10-Q
period 2008-06-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2008-08-08
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☐      No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
          The number of shares outstanding of the registrant’s Common Stock, as of July 18, 2008, was 43,584,756.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands Except Per Share Amounts)

	June 30,	December 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$19,033	$35,208
Restricted cash	73,660	2,589
Short-term investments	375	790
Accounts receivable-trade, net of allowance of $8,695 and $8,768	38,607	39,150
Materials and supplies	10,839	10,467
Prepayments and other current assets	5,387	5,155
Deferred income taxes	11,971	21,347

Total current assets	159,872	114,706

Property, plant and equipment	1,276,384	1,209,257
Less: accumulated depreciation and amortization	(857,586)	(825,663)

Property, plant and equipment, net	418,798	383,594

Non-current investments	1,242	—
Goodwill	38,403	38,403
Intangible assets	21,604	21,604
Debt issuance costs	10,577	7,461
Deferred taxes	101,181	96,095
Deferred charges and other assets	3,159	1,340

Total assets	$754,836	$663,203

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term obligations	$587	$780
Accounts payable, accrued and other current liabilities	56,453	64,070
Advance billings and customer deposits	9,850	10,051

Total current liabilities	66,890	74,901

Long-term obligations, net of current portion	554,946	432,216
Other deferred credits and long-term liabilities	81,488	82,075

Total liabilities	703,324	589,192

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized, 43,545 and 42,883 issued and 43,545 and 42,883 outstanding, respectively	435	429
Additional paid in capital	229,087	257,982
Accumulated deficit	(170,629)	(177,313)
Accumulated other comprehensive loss	(7,381)	(7,087)

Total stockholders’ equity	51,512	74,011

Total liabilities and stockholders’ equity	$754,836	$663,203

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating revenues:
Wireline	$59,071	$60,874	$122,177	$120,842
Wireless	35,285	33,627	68,955	65,282

Total operating revenues	94,356	94,501	191,132	186,124

Operating expenses:
Wireline (exclusive of depreciation and amortization)	43,972	44,543	87,242	88,686
Wireless (exclusive of depreciation and amortization)	20,802	17,940	40,923	33,815
Depreciation and amortization	19,138	18,646	35,601	36,091
Loss on disposal of assets, net	745	21	759	24

Total operating expenses	84,657	81,150	164,525	158,616

Operating income	9,699	13,351	26,607	27,508

Other income and expense:
Interest expense	(8,676)	(7,518)	(15,905)	(14,965)
Interest income	706	506	1,009	1,035
Other	(75)	(72)	(151)	8

Total other income and expense	(8,045)	(7,084)	(15,047)	(13,922)

Income before income tax expense	1,654	6,267	11,560	13,586

Income tax expense	(746)	(98)	(4,876)	(105)

Net income	$908	$6,169	$6,684	$13,481

Net income per share:
Basic	$0.02	$0.14	$0.15	$0.32

Diluted	$0.02	$0.14	$0.15	$0.31

Weighted average shares outstanding:
Basic	43,362	42,747	43,151	42,566

Diluted	44,304	44,145	44,290	44,061

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Six months Ended June 30, 2008
(Unaudited, In Thousands Except Per Share Amounts)

					Accumulated
			Additional		Other
		Common	Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit	Loss	Equity
Balance, December 31, 2007	42,883	$429	$257,982	$(177,313)	$(7,087)	$74,011

Comprehensive income (loss)	—	—	—	6,684	(294)	6,390

Dividends declared	—	—	(18,688)	—	—	(18,688)

Stock-based compensation costs	—	—	2,725	—	—	2,725

Purchase of covertible bond call option, net of tax benefits of $381	—	—	(20,050)	—	—	(20,050)

Sale of common stock warrants	—	—	9,852	—	—	9,852

Surrender of 265 shares to cover withholding taxes on stock-based compensation	—	—	(3,314)	—	—	(3,314)

Issuance of shares of common stock pursuant to stock plans, $.01 par	662	6	580	—	—	586

Balance, June 30, 2008	43,545	$435	$229,087	$(170,629)	$(7,381)	$51,512

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$6,684	$13,481
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	35,601	36,091
Loss on disposal of assets, net	759	24
Gain on sale of long-term investments	—	(152)
Amortization of debt issuance costs and original issue discount	1,137	952
Stock-based compensation	2,725	3,430
Deferred taxes	4,876	—
Other non-cash expenses	65	263
Changes in components of assets and liabilities:
Accounts receivable and other current assets	311	(977)
Materials and supplies	(372)	(2,096)
Accounts payable and other current liabilities	(7,815)	(5,390)
Deferred charges and other assets	(1,708)	111
Other deferred credits	(2,478)	1,263

Net cash provided by operating activities	39,785	47,000

Cash Flows from Investing Activities:
Investment in construction and capital expenditures	(70,182)	(23,924)
Change in unsettled construction and capital expenditures	(160)	(808)
Purchase of short-term investments	(9,400)	(37,363)
Proceeds from sale of short-term investments	9,815	36,040
Purchase of non-current investments	(3,625)	—
Proceeds from sale of non-current investments	2,275	162
Placement of funds in restricted account	(71,460)	(2,979)
Release of funds from escrow account	389	2,120

Net cash used by investing activities	(142,348)	(26,752)

Cash Flows from Financing Activities:
Repayments of long-term debt	(2,521)	(632)
Proceeds from the issuance of long-term debt	125,000	—
Purchase of call options	(20,431)	—
Sale of common stock warrants	9,852	—
Debt issuance costs	(4,253)	—
Payment of cash dividend on common stock	(18,531)	(18,283)
Payment of withholding taxes on stock-based compensation	(3,314)	(2,311)
Proceeds from issuance of common stock	586	1,070

Net cash provided (used) by financing activities	86,388	(20,156)

Change in cash and cash equivalents	(16,175)	92
Cash and cash equivalents, beginning of period	35,208	36,860

Cash and cash equivalents, end of period	$19,033	$36,952

Supplemental Cash Flow Data:
Interest paid	$14,003	$14,285
Income taxes paid	417	353

Supplemental Noncash Transactions:
Property acquired under capital leases	$58	$51
Dividend declared, but not paid	9,370	9,210
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
          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. However, the Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
          In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.
Proposed Acquisition
          On April 1, 2008, the Company and Crest Communications Corporation (“Crest”) entered into a Stock Purchase Agreement (the “Agreement”), pursuant to which the Company will purchase Crest. The Company is acquiring Crest free of debt for cash consideration of approximately $70,000. The Company has deposited $7,000 in an escrow account to be applied to the purchase price upon the closing of the purchase of Crest.
          The Company and Crest have made customary representations and warranties and covenants in the Agreement. The completion of the transaction is subject to various closing conditions, including regulatory approvals. In certain circumstances, should the closing not occur as a result of breach by the Company, the $7,000 placed in escrow would be released to Crest.
Auction Rate Securities
          On June 30, 2008, the Company had a total of $94,310 in cash and cash equivalents, restricted cash, short-term and non-current investments, which included approximately $1,617 of investments in auction rate securities (“ARS”). Beginning February 13, 2008, the Company experienced failed auctions for ARS issues and at that time, ceased to purchase auction rate securities. The Company believes that the current lack of liquidity relating to ARS investments will have no impact on the ability to fund ongoing operations and growth initiatives.
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
these investments is temporary. Subsequent to June 30, 2008, the Company received notification that $375 would be called on August 15, 2008 leaving a residual balance of $1,350. The Company retained 100% of the residual balance in non-current investments and moved $375 to short term investments. In addition, based on an analysis of other-than-temporary impairment factors, the Company reduced the temporary impairment charge previously recorded in the quarter ended March 31, 2008 from $171, net of tax, to $64, net of tax, at June 30, 2008, in other comprehensive income on the Statement of Stockholders’ Equity. The Company will reassess this conclusion in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit ratings of the investments, market risk and other factors. Such a reassessment may change the classification of these investments or result in a conclusion that these investments are other-than-temporarily impaired. If it is determined that the fair value of these securities is other-than-temporarily impaired, the Company would record a loss in the Company’s Consolidated Statements of Operations.
Restricted cash
          Under the terms of its 2005 Senior Credit Facility, the Company was required to place net proceeds from the sale of its 5.75% convertible notes due 2013 that were unapplied within 60-days of receipt into a controlled account. The use of these unapplied receipts is restricted to the funding of either the Alaska Oregon Network (“AKORN”) fiber investment or the acquisition of Crest. Total unapplied payments at June 30, 2008 in this account were $64,416. Additionally, the Company has placed restricted cash in certificates of deposits as required under the terms of certain contracts to which it is a party. When the restrictions are lifted, the Company will transfer the funds back into its operating accounts.
Revenue Recognition
          Access revenue is recognized when earned. The Company participates in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska (“RCA”) within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available regarding achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved. At June 30, 2008 and December 31, 2007, the Company had deferred amounts of $5,487 and $10,993, respectively, related to its estimate of refundable revenue.
          Wireless revenue is materially impacted by seasonal factors. Wireless revenue, particularly roaming revenue, declines in the winter months and increases in the summer months due to Alaska’s northern latitude and the wide swing in available daylight and changes in weather patterns between summer and winter and their effect on business, tourism and subscriber calling patterns. Revenue from non-ACS customers roaming on our network increased to $5,497 from $4,467 for the three months ended June 30, 2008 and 2007, respectively, and to $9,241 from $7,711 for the six months ended June 30, 2008 and 2007, respectively. Our wireline segment experiences similar seasonal effects, but management does not believe these effects are material.
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
          The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $64,374 and $65,271 as of June 30, 2008 and December 31, 2007, respectively, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. The Company also has a regulatory liability of $63,715 and $62,443 at June 30, 2008 and December 31, 2007, respectively, related to accumulated removal costs. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143, Accounting for Asset Retirement Obligations. Consistent with industry practice, non-regulated revenues incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles. SFAS No. 71 also requires revenue generated between regulated and non-regulated companies not be eliminated on consolidations; these revenues totaled $9,998 and $9,203 for the three months ended June 30, 2008 and 2007, respectively, and $19,949 and $18,329 for the six months ended June 30, 2008 and 2007, respectively.
Use of Estimates
          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements
          In May 2008, FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) was issued. FSP No. APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This opinion is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning January 1, 2009, and must be applied retrospectively to all periods presented. Early adoption is prohibited. The Company is currently evaluating the impact the adoption of FSP No. APB 14-1 will have on its consolidated financial statements, but expects to record higher interest expense related to its senior convertible notes beginning in fiscal year 2009.
2. COMPONENTS OF COMPREHENSIVE INCOME (LOSS)
          The following table describes the components of comprehensive income (loss), net of tax, for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	908	6,169	6,684	13,481
Minimum pension liability adjustment	52	135	104	263
Interest rate swap marked to market	7,297	5,860	(334)	3,575
Auction rate securities temporary impairment	107	—	(64)	—

Total comprehensive income (loss)	$8,364	$12,164	$6,390	$17,319

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
3. FAIR VALUE MEASUREMENTS
SFAS No. 157
          SFAS No. 157, Fair Value Measurements defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected a partial deferral of SFAS No. 157 under the provisions of FSP No. FAS 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets, wireless licenses and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The Company is currently evaluating the impact of FSP No. FAS 157-2 on the financial statements. The impact of partially adopting SFAS No. 157 effective January 1, 2008 was not material to the Company’s financial statements.
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
          The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Short-term investments in auction rate securities	$375	$—	$—	$375
Non-current investments in auction rate securities	1,242	—	—	1,242

Liabilities:
Interest Rate Swaps	$(9,746)	$—	$(9,746)	$—
          The following table presents the reconciliation disclosures about fair value measurements at June 30, 2008 using significant unobservable inputs (“Level 3”).

Auction
Rate Securities
Beginning balance, January 1, 2008	$—
Total gains or losses (realized / unrealized)
Included in earnings	—
Purchases, issuances and settlements	1,725
Included in other comprehensive income & deferred taxes	(108)
Transfers in and / or out of Level 3	—

Ending balance, June 30, 2008	$1,617

          Short-term investments include certain investments in auction rate securities that are recorded as Level 3. These investments are classified as short-term as the Company has received notification they will be redeemed on August 15, 2008. Non-current investments consist of auction rate securities that had yet to be called and have maturity dates greater than one year from June 30, 2008. Both the long-term and the short-term investments in auction rate securities are included

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
3. FAIR VALUE MEASUREMENTS (Continued)
in Level 3 as no active market or significant other observable inputs exist. The Company assigned a value to its non-current ARS portfolio by reviewing the value assigned to similar securities by brokerages, relative yields, and assessing credit risk.
          Included in Liabilities are derivative contracts, comprised of interest rate swaps, that are valued using models based on readily observable market parameters for all substantial terms of the derivative contracts and thus are classified within Level 2.
Fair Value Measurements on a Nonrecurring Basis
          As permitted by FSP 157-2, ACS elected to defer the fair value measurement disclosure of nonfinancial assets including goodwill, wireless licenses, long-lived assets and intangible assets in the determination of impairment under SFAS No. 142 or SFAS No. 144, and asset retirement obligations initially measured at fair value under SFAS No. 143 Accounting for Asset Retirement Obligations. When adopted, the Company does not expect the standard to have a material impact on the financial statements.
SFAS No. 159
          SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115 (“SFAS No. 159”), permits but does not require the measurement of financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As the Company did not elect to fair value any of our financial instruments under the provisions of SFAS No. 159, the adoption of this statement effective January 1, 2008 did not have an impact on the Company’s financial statements.
4. ASSET RETIREMENT OBLIGATION
          In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 was effective for the Company on December 31, 2005, and required it to recognize asset retirement obligations which are conditional on a future event. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. The Company has a regulatory liability of $63,715 and $62,443 at June 30, 2008 and December 31, 2007, respectively, related to accumulated removal costs for its local telephone subsidiaries. Consistent with the industry, the Company follows SFAS No. 71, for asset retirement obligations associated with its regulated telephone plant. The Company’s assets are pooled and the depreciable lives set by the regulators include a removal component which, in effect, accounts for the cost of removal. Non-regulated operations of the Company are accounted for under the principles of SFAS No. 143 and FIN 47 for which the Company has recorded a retirement obligation of $1,464 and $1,411 and an associated asset of $887 and $873, as of June 30, 2008 and December 31, 2007, respectively. These costs were recorded as a result of the Company’s estimated obligation related to the removal of certain cell sites at the end of their operating lease term, adjusted for accretion over the life of the lease.
          The following table outlines the changes in the accumulated retirement obligation liability for our non-regulated operations:

Balance, January 1, 2007	$1,171
Asset retirement obligation	143
Accretion expense	99
Settlement of lease obligations	(2)

Balance, December 31, 2007	$1,411
Asset retirement obligation	32
Accretion expense	58
Settlement of lease obligations	(37)

Ending Balance, June 30, 2008	$1,464

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
5. LONG-TERM OBLIGATIONS
          Long-term obligations consist of the following at June 30, 2008 and December 31, 2007, respectively:

	June 30,	December 31,
	2008	2007
2005 senior credit facility term loan	$425,889	$427,900
5.75% convertible notes due 2013	125,000	—
Capital leases and other long-term obligations	4,644	5,096

	555,533	432,996
Less current portion	(587)	(780)

Long-term obligations, net of current portion	$554,946	$432,216

          The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to June 30, 2008 are as follows:

2008 (July 1 - December 31)	$286
2009 (January 1 - December 31)	617
2010 (January 1 - December 31)	681
2011 (January 1 - December 31)	749
2012 (January 1 - December 31)	426,700
2013 (January 1 - December 31)	125,528
Thereafter	972

$555,533

          On April 8, 2008 the Company closed the sale of $125,000 aggregate principal amount of its 5.75% convertible notes due March 1, 2013. The notes were sold in a private placement pursuant to Rule 144A under the Securities Act of 1933.
          The notes are unsecured obligations of the Company, subordinate to its obligations under its senior credit facility, will pay interest semi-annually in arrears on March 1 and September 1 of each year and will be convertible upon satisfaction of certain conditions. Upon conversion, holders will receive an amount in cash, shares of ACS common stock or a combination of cash and shares of ACS common stock. The notes are guaranteed by substantially all of the Company’s existing subsidiaries. Holders of the notes will have the right to require the Company to repurchase all or some of their notes at 100% of their principal, plus any accrued interest, upon the occurrence of certain events. The Company also entered into a registration rights agreement with the initial purchasers of the notes. Under the registration rights agreement, the Company is obligated under certain circumstances to file a shelf registration statement under the Securities Act related to the resale of the notes and the common stock issuable upon conversion of the notes. If such registration statement is required and is not filed, or does not become effective within specified time periods, the Company will be required to pay additional interest to holders of the notes.
          Concurrent with the issuance of the notes, the Company entered into convertible note hedge transactions with an affiliate of one of the initial purchasers and certain other financial institutions for the purpose of reducing the potential dilution to common stockholders. If the Company is required to issue shares of its common stock upon conversion of the notes, the Company has the option of receiving up to 9,266 shares of its common stock when the price is between $12.90 and $16.42 per share upon conversion. The Company entered into warrant transactions with the same counterparties whereby the financial institutions have the option of receiving up to the same number of shares of the Company’s common stock when the price exceeds $16.42 per share upon conversion. The convertible note hedge had a cost of $20,431and has been accounted for as an equity transaction in accordance with EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock. Tax benefits of $381 were recorded as an offset to the hedge. All future tax benefits from the deduction related to the purchase of the call option, as part of the convertible note hedge transaction, will be recorded to additional paid in capital over the term of the hedge transaction. The Company received proceeds of $9,852 related to the sale of the warrants, which has also been classified as equity because they meet all of the equity classification criteria within EITF No. 00-19. Further, as described in Note 1—“Description of Company

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
5. LONG-TERM OBLIGATIONS (Continued)
and Summary of Significant Accounting Policies,” adoption of FSP No. APB 14-1 will require us to record higher interest expense related to the notes beginning in fiscal year 2009.
          The call options purchased and warrants sold contemporaneously with the sale of the convertible notes are equity contracts that meet the paragraph 11(a) scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and hence do not need to be marked-to-market through earnings. In addition, since the call option and warrant transactions are accounted for as equity transactions, the payment associated with the purchase of the call options and the proceeds received from the issuance of the warrants were recorded in additional paid-in capital in stockholders’ equity as separate equity transactions.
          The Company received net proceeds from the offering of $110,168 after underwriter fees, the convertible note hedge, proceeds from the warrant and other associated costs. The Company plans to use the net proceeds to partially fund the construction of its AKORN fiber and to purchase Crest.
          Each $1,000 principal of the notes will initially be convertible unto 77.5014 shares of the Company’s common stock, which is the equivalent of $12.90 per share, subject to adjustment upon the occurrence of specified events set forth under the terms of the note. Upon conversion, subject to certain covenants under its existing credit facility, the Company intends to pay the holders the cash value of the applicable number of shares of its common stock, up to the principal amount of the note. Amounts in excess of the principal balance may be paid in cash or in stock at the Company’s option. Holders may convert their notes, at their option, at any time prior to the close of business on the business day immediately preceding the maturity date for the notes under the following circumstances:
(1) during any fiscal quarter after the fiscal quarter ended June 30, 2008 (and only during any such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the notes on the applicable trading day;
(2) during the five scheduled trading day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per $1,000 principal amount of the notes for each day of the measurement period was less than the 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the notes on each such day; or
(3) upon the occurrence of specified corporate transactions described in the indenture governing the notes.
          In addition, holders may also convert their notes at their option at any time beginning on November 1, 2012, and ending at the close of business on the second scheduled trading day immediately preceding the maturity date for the notes, without regard to the foregoing circumstances.
          Holders who convert their notes, in connection with a change of control, may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the notes may require the Company to repurchase for cash all or any portion of their notes for 100% of the principal amount plus accrued and unpaid interest. As of June 30, 2008, none of the conditions allowing holders of the notes to convert, or requiring the Company to repurchase the notes, had been met. The Company may not redeem the notes prior to maturity.
          While it is the Company’s intent to settle the principal portion of this debt in cash, under the provisions of, EITF No. 04-08, The Effect of Convertible Instruments on Diluted Earnings per Share, the Company must use the “if converted” method set forth in SFAS No. 128, Earnings per Share, in calculating the diluted earnings per share effect of the assumed conversion of our contingently convertible debt. Under the “if converted” method , the after tax effect of interest expense related to the convertible securities is added back to net income, and the convertible debt is assumed to have been converted in to common stock at the earlier of the debt issuance date or the beginning of the period.
          Also in accordance with SFAS No. 128, the warrants sold in connection with the hedge transaction will have no impact on earnings per share until the Company’s share price exceeds $16.422. Prior to exercise, the Company will include

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
5. LONG-TERM OBLIGATIONS (Continued)
the effect of additional shares that may be issued using the “treasury stock” method. The call options purchased as part of the hedging transaction are anti-dilutive and therefore will have no effect on earnings per share.
6. EARNINGS PER SHARE
          Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes convertible notes issued therewith using the “if converted” method as described above in Note 5 —“Long Term Obligations”. The Company includes the dilutive impact of stock options and the warrants sold in connection with its convertible debt based on the “treasury stock” method. Potential common share equivalents, which consisted of options, restricted stock and performance share units granted to employees, and deferred shares granted to directors resulted in dilutive earnings per share for the three months ended June 30, 2008. Excluded from the calculation were 69 options which were out-of-the money and therefore anti-dilutive at June 30, 2008. No shares were anti-dilutive at June 30, 2007. Also excluded from the calculation were shares related to the Company’s convertible debt which were anti-dilutive for the three and six month periods ending June 30, 2008.
          Earnings per share for the three and six months ended June 30, 2008 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator — net income	$908	$6,169	$6,684	$13,481

Denominator — weighted average shares outstanding:
Basic shares	43,362	42,747	43,151	42,566
Dilutive impact of restricted stock, options and deferred shares	942	1,398	1,139	1,495

Dilutive shares	44,304	44,145	44,290	44,061

Earnings per share:
Basic	$0.02	$0.14	$0.15	$0.32

Diluted	$0.02	$0.14	$0.15	$0.31

7. STOCK INCENTIVE PLANS
SFAS No. 123(R), Share-Based Payment
          On June 6, 2008, the Company’s compensation committee granted an aggregate of 131 performance share units (“PSUs”) to certain executives under the 1999 Stock Incentive Plan. These performance based awards expire on December 31, 2009 if their vesting terms have not been met. The PSUs awarded are conditioned on the participant remaining employed by or in the service of the Company from the date of the Agreement through the time of vesting. Upon vesting, the PSUs convert on a one-to-one ratio into common stock.
          Compensation expense associated with outstanding performance share units is recorded over the estimated performance period which would likely result in the vesting of the awards. The amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued. As the ultimate payout of these awards is subject to the approval of the compensation committee, the awards are being re-measured at each reporting period end until such time as they are vested.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
7. STOCK INCENTIVE PLANS (Continued)
          There were 628 and 579 restricted stock grants, inclusive of the PSUs, for the six months ended June 30, 2008 and 2007, respectively. Total compensation expense for share-based payments under SFAS No. 123(R) was $2,515 and $3,430 for the six months ended June 30, 2008 and 2007, respectively.
          The following table describes the assumptions used for valuation of equity instruments awarded during the six months ended June 30, 2008 and 2007.

	2008	2007
Risk free rate	2.00%-2.25%	5.25%
Quarterly dividend	$0.215	$0.215
Expected, per annum, forfeiture rate	4.47%	4.47%
8. RETIREMENT PLANS
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
          The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. Accrued benefits under the ACS Retirement Plan were determined in accordance with the provisions of the CenturyTel Plan. Upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the plan. On November 1, 2000, the ACS Retirement Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPP. As a result of this amendment, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company uses a December 31 measurement date for the plan. The Company made no contributions to the plan in the six months ended June 30, 2008 or 2007.
          The following table represents the net periodic pension expense for the ACS Retirement Plan for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest cost	$202	$207	$405	$402
Expected return on plan assets	(258)	(261)	(516)	(508)
Amortization of loss	37	84	74	161
Amortization of prior service cost	51	51	102	102

Net periodic pension expense	$32	$81	$65	$157

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
9. BUSINESS SEGMENTS
          Our segments and their principal activities consist of the following:
          Wireline – Wireline provides communication services including next generation IP network services, voice, broadband and data, network access, long distance and other services to consumers, carriers, business and government customers.
          Wireless – Wireless products and services include voice and data products and other value-added services and equipment sales.
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
          The following table illustrates selected financial data for each segment as of and for the three months ended June 30, 2008:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$62,809	$35,294	$5,743	$(9,490)	$94,356
Intersegment revenue	13,086	659	5,743	—	19,488
Eliminated intersegment revenue	(3,738)	(9)	(5,743)	—	(9,490)
Income (loss) before income tax	(1,640)	10,556	(7,262)	—	1,654
Income tax (expense) benefit	1,626	(4,342)	1,970	—	(746)
Net income (loss)	(14)	6,214	(5,292)	—	908
Total assets	546,507	230,658	14,797	(37,126)	754,836
Capital expenditures	40,782	3,989	2,438	—	47,209
          The following table illustrates selected financial data for each segment as of and for the three months ended June 30, 2007:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$63,830	$33,642	$4,216	$(7,187)	$94,501
Intersegment revenue	11,528	646	4,216	—	16,390
Eliminated intersegment revenue	(2,956)	(15)	(4,216)	—	(7,187)
Income (loss) before income tax	637	11,202	(5,572)	—	6,267
Income tax (expense) benefit	(679)	(4,491)	5,072	—	(98)
Net income (loss)	(42)	6,711	(500)	—	6,169
Total assets	383,298	165,722	3,449	—	552,469
Capital expenditures	5,507	7,077	1,157	—	13,741

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
9. BUSSINESS SEGMENTS (Continued)
          The following table illustrates selected financial data for each segment as of and for the six months ended June 30, 2008:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	128,923	68,974	8,886	(15,651)	191,132
Intersegment revenue	25,406	1,308	8,886	—	35,600
Eliminated intersegment revenue	(6,746)	(19)	(8,886)	—	(15,651)
Income (loss) before income tax	3,763	20,707	(12,910)	—	11,560
Income tax (expense) benefit	5	(8,517)	3,636	—	(4,876)
Net income (loss)	3,768	12,190	(9,274)	—	6,684
Total assets	546,507	230,658	14,797	(37,126)	754,836
Capital expenditures	59,377	6,604	4,291	—	70,272
          The following table illustrates selected financial data for each segment as of and for the six months ended June 30, 2007:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$126,211	$65,307	$6,847	$(12,241)	$186,124
Intersegment revenue	22,463	1,260	6,847	—	30,570
Eliminated intersegment revenue	(5,369)	(25)	(6,847)	—	(12,241)
Income (loss) before income tax	1,790	22,704	(10,908)	—	13,586
Income tax (expense) benefit	(1,050)	(9,239)	10,184	—	(105)
Net income (loss)	740	13,465	(724)	—	13,481
Total assets	383,298	165,722	3,449	—	552,469
Capital expenditures	10,595	11,190	2,190	—	23,975
10. COMMITMENTS AND CONTINGENCIES
          The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $325 at June 30, 2008 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements and Analysts’ Reports
          This Form 10-Q and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “us”, the “Company”, and “ACS Group”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Management’s discussion and analysis of financial condition and results of operations” and elsewhere. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):
•	our strongly competitive environment, which comprises national and local wireless and wireline facilities-based competitors;

•	our ability to complete, manage, integrate, market, maintain and attract sufficient customers to our AKORN fiber facility and our ability to develop attractive integrated products and services making use of the facility;

•	our ability to complete the acquisition of Crest and fully integrate its Northstar fiber facility with AKORN and the ACS network generally such that we realize the synergies available;

•	our ability to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders and comply with the restrictive covenants of our debt obligations;

•	changes in revenue from Universal Service Funds (“USF”);

•	rapid technological developments and changes in the telecommunications industries;

•	changes in revenue resulting from regulatory actions affecting intercarrier compensation;

•	regulatory limitations on our ability to change our pricing for communications services;

•	occurrence of widespread or lengthy failures of our system or network cables, particularly our non-redundant systems, including our existing primary capacity on the Northstar cable, the failure of which would cause significant delays or interruptions of service and/or loss of customers and may adversely affect our investment in Crest;

•	other unanticipated damage to one or more of our high capacity cables resulting from construction or digging mishaps or natural disasters;

•	the possible future unavailability of Statement of Financial Accounting Standard (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation, to our wireline subsidiaries;

•	our ability to bundle our products and services;

•	changes in the demand for our products and services and new competitive entrants;

•	changes in interest rates or other general national, regional or local economic conditions;

•	governmental and public policy changes;

•	continuing uncertainty arising out of our assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2007;

•	changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; and

•	the matters described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and subsequent Quarterly Reports on Form 10-Q.
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
Overview
          We believe we are the leading provider of integrated communications services in Alaska. Our wireline business comprises one of the most expansive end-to-end Internet Protocol (“IP”) networks in Alaska and the largest local exchange carrier network in the state. We believe our wireless business comprises the most extensive, reliable wireless network in Alaska and the only Alaska wireless network with “third-generation” data transmission capabilities.
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
          Our results of operations, financial position and sources and uses of cash in the current and future periods continue to reflect our focus on the following strategic imperatives:
•	Emphasis on Top-Line Growth: We emphasize revenue growth as well as growth in net cash provided by operating activities. We devote more resources to higher growth markets such as wireless, including wireless data, wireline broadband connections, including our long-haul fiber investment connecting our network to the lower 48, as well as expanded strategic services to business markets, rather than to the traditional wireline voice market.

•	Investment with Discipline: We focus on gaining market share in those markets that contain high revenue producing customers. In our wireline business, we focus on deploying and selling broadband connections in each market covered by our network. We have targeted investment in deploying high-speed fiber connectivity in and between Alaska’s urban centers. We have increasingly targeted carrier and enterprise customers. Revenues for the three months ended June 30, 2008 from these customers grew 43.9% compared to the prior year, primarily driven by sales of advanced IP services and increases in revenues from agreements with carriers to terminate their Alaskan long-distance traffic. We have directed resources towards offering wireless plans that encourage customer adoption of large monthly-minute postpaid plans and unlimited postpaid plans. We also promote an unlimited data and text message package. These investments have been made, in part, to maintain a competitive position against a new national wireless provider market entrant.

•	Profitability Improvement: We seek to increase operating income and margins. Supporting this goal, our capital spending continues to be directed toward growth markets. High-speed EV-DO and cutting-edge data services, deployment of our AKORN fiber facility coupled with the complimentary purchase of Crest, as well as expanded services to enterprise customers, including Metro Ethernet, are examples of initiatives designed to tap high growth markets. As a result of our investment in AKORN, we expect 2008 capital expenditures to be higher than 2007 levels. In addition, we expect additional capital expenditures to support the growth of our wireless network and enhance its reliability and data transmission speeds though an upgrade to EV-DO, Rev A technology. We expect to target these capital expenditures based on feedback from large customers seeking high-speed wireless data coverage, particularly in Alaska’s North Slope oil fields.

•	Process Improvement: While focusing resources on revenue growth and market share gains, we continually challenge our management team and employees at all levels to lower expenses through process improvements. We expect to invest in technology-assisted process improvement, including self-service initiatives. We expect these efforts, such as call center routing improvements, deploying self-pay kiosks, and customer service tools, to improve our cost structure and maintain or improve operating income margins. As a result of past successes, we have been able to serve more customers while maintaining our workforce at or below prior levels.

•	Pay for Performance: We embrace a culture of urgency and accountability. We establish goals for all of our employees that are tied to the imperatives described above and tie compensation to performance whenever practicable.
Revenue Sources by Segment
     Wireline
          We provide advanced IP network services, voice, data, broadband, network access and long distance services to consumers, carriers, businesses and government customers throughout Alaska and to and from Alaska. We provide telephone and high speed Internet services to consumers in our wireline footprint. Our high-speed data network relies on advanced packet-based MPLS technology. Our MPLS network provides the framework for our “Metro Ethernet” service, which we market to medium and large businesses, government customers and carriers. Metro Ethernet offers our customers scalable, high-speed data and customized information technology products and services, as well as Internet connectivity. To complete our robust wireline fiber network, we expect to fully integrate Crest’s Alaska Northstar fiber facility into our network following the expected close of the Crest acquisition in the second half of 2008 and commercially deploy in early 2009 our new state-of-the-art AKORN undersea fiber optic cable connecting Alaska with the lower 48 states. Our wireline revenues for the three and six months ended June 30, 2008 were $59.1 million and $122.2 million, respectively, representing approximately 63.9% of our aggregate revenues.
     Wireless
          Our wireless segment provides facilities-based voice and data services statewide. We operate the only “third-generation” wireless network in Alaska.
          We provide wireless voice and data services across an extensive statewide 1xRTT CDMA and EV-DO wireless network. In addition, through roaming agreements with major U.S. and Canadian carriers, we provide our customers a range of services and coverage throughout the lower 48 states, Hawaii and Canada. Our wireless revenues for the three and six months ended June 30, 2008 were $35.3 million and $69.0 million, respectively, representing approximately 36.1% of our aggregate revenues.

RESULTS OF OPERATIONS
          All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Operating Revenues
     Wireline
          The following table summarizes wireline revenue by source for the three months ended June 30, 2008 and 2007.

	Three Months ended June 30,
	(in thousands)
	2008	Change	2007
Wireline Revenue by Source:

Retail	$23,900	-0.9%	$24,117
Wholesale	5,081	-15.5%	6,010
Access	21,601	-13.1%	24,850
Enterprise	8,489	43.9%	5,897

	$59,071	-3.0%	$60,874

          Retail: Retail revenue decreased by $0.2 million, or 0.9%, in the three months ended June 30, 2008 over June 30, 2007. The decrease was driven by a $0.8 million decline in local exchange revenue primarily associated with residential line losses, a $0.2 million decline in dial up ISP revenue and a $0.1 million decline in long distance sales. These losses were offset, in part, by a $0.3 million increase in CPE sales to businesses and $0.3 million increase in revenue from our DSL subscriber base.
          Wholesale: Wholesale revenues decreased by $0.9 million, or 15.5%, in 2008 due to declines in UNE and wholesale local revenue where lines in service declined by 10.2% annually to 33,690 as a result of the ongoing migration of lines over to cable telephony. As a result of ongoing declines in UNE and wholesale local lines, we expect that wholesale revenue will decline as a component of wireline revenue for the foreseeable future.
          Access: Access revenues decreased by $3.2 million, or 13.1%, in 2008 with the prior year performance benefiting from a favorable $2.5 million settlement with the National Exchange Carrier’s Association (“NECA”), regarding our cost studies. We expect that network access revenue will decline as a component of local telephone revenue for the foreseeable future due to the reduction in allocable expenses and the continued shift of voice traffic to wireless networks.
          Enterprise: Enterprise revenue increased by $2.6 million, or 43.9%, in 2008 due to $2.1 million in revenue from the provision of virtual network facilities to lower 48 carriers for long distance voice termination, $0.5 million from higher sales of advanced network services to large business and government customers and $0.2 million from a capacity exchange agreement with another carrier.
     Wireless
          Wireless revenue increased $1.7 million, or 4.9%, to $35.3 million for the three months ended June 30, 2008 compared to $33.6 million for the three months ended June 30, 2007. This increase is primarily due to the following:
•	growth in average subscribers of 5.1% to 146,896 from 139,717 for the three months ended June 30, 2008 and 2007, respectively;

•	higher phone and accessory sales in the quarter ended June 30, 2008 resulting in $2.4 million of handset revenue compared to $2.2 million for the quarter ended June 30, 2007; and

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $5.5 million from $4.5 million for the quarter ended June 30, 2008 and 2007, respectively.
          These gains were offset, in part, by a 2.7% decline in ARPU to $60.51 from $62.18 following proactive measures taken to match national price points for voice plans.

Operating Expense
          Operating expense increased $3.5 million, or 4.3%, to $84.7 million for the three months ended June 30, 2008 from $81.2 million for the three months ended June 30, 2007. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
          Wireline: Wireline expenses, which include local telephone, Internet, interexchange and cable systems operating costs decreased $0.6 million, or 1.3%, for the three months ended June 30, 2008 compared to the comparable period in 2007. The decrease is primarily attributable to a $2.1 million decline in labor expense and a $0.4 decrease due to an amended affiliate B&C agreement. These decreases were offset in part by a $1.2 million increase in LD interstate COGS, $0.6 million in start up costs for our strategic long haul fiber investments and $0.4 million increase in DSL COGS.
          Wireless: Wireless expense increased $2.9 million, or 16.0%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase is primarily attributable to $1.1 million in costs associated with backhaul costs for our expanded wireless footprint, an increase of $0.7 million in handset and accessory and data content expense and a $0.7 million increase in employee sales and service costs to support our growing customer base.
          Loss on disposal of assets: In the quarter ended June 30, 2008, we recorded a loss on disposal of assets of $0.8 million related to the termination of our satellite TV distribution agreement.
          Depreciation and Amortization: Depreciation and amortization expense increased $0.5 million, or 2.6%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The change is due to accelerated depreciation of asset additions in asset classes that had previously reached their maximum depreciable lives and are now depreciating again.
          Other Income and Expense: Other income and expense was a net expense of $8.0 million in the three months ended June 30, 2008, an increase of 13.6% from the $7.1 million in the three months ended June 30, 2007. The increase is primarily attributable to an increase in interest expense of $1.7 million associated with our new convertible debt instrument.
          Income Taxes: In the quarter ended June 30, 2008, we recorded a tax expense of $0.7 million. There was no corresponding expense in 2007, other than $0.1 million of AMT, as prior to December 2007 the Company had fully reserved the unused income tax benefit resulting from the consolidated loss we had incurred since our inception. Our estimated effective tax rate is 45.09%. At June 30, 2008, we had tax net operating loss carry forwards of $125.3 million. Income tax expense will not involve a cash outflow, other than for AMT, until these NOL’s are used.
          Net Income: The decrease in net income is primarily a result of the factors discussed above.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Operating Revenues
     Wireline
          The following table summarizes wireline revenue by source for the six months ended June 30, 2008 and 2007.

	Six Months ended June 30,
	(in thousands)
	2008	Change	2007
Wireline Revenue by Source:

Retail	$47,546	-3.1%	$49,073
Wholesale	10,416	-13.2%	12,005
Access	47,905	-1.7%	48,754
Enterprise	16,310	48.1%	11,010

	$122,177	1.1%	$120,842

          Retail: Retail revenue decreased by $1.5 million, or 3.1%, in the six months ended June 30, 2008. The decrease was driven by a $1.4 million decline in local exchange revenue primarily associated with residential line losses, $0.2 million in lower CPE sales to businesses, a $0.4 million decline in long distance sales and a $0.3 million decline in dial up ISP revenue. These losses were offset, in part, by a $0.7 million increase in revenue from our DSL subscriber base.

          Wholesale: Wholesale revenues decreased by $1.6 million, or 13.2%, in the six months ended June 30, 2008 due to declines in UNE and wholesale local revenue of $1.5 million which is primarily attributable to the ongoing migration of lines leased to our key competitor to cable telephony, offset in part by a negotiated increase in rates. These losses were partially offset by higher revenues from space and power services.
          Access: Access revenues decreased by $0.8 million, or 1.7%, in the six months ended June 30, 2008. In 2008 and 2007, we benefited from $5.0 million and $5.1 million, respectively, in net out-of-period settlements and net reserve releases. The 2008 net reserve release was primarily related to refundable USF support while the 2007 settlements included a $2.5 million settlement with NECA for our cost studies. While interstate revenue increased $0.9 million due to increased demand for special access in Anchorage and higher rate base and expense forecasts in our rural markets, these increases were offset by high cost loop support decreasing by $1.1 million and intrastate revenue decreasing by $1.0 due to lower demand driven by the continued shift of voice traffic to wireless networks. We expect network access revenue to decline as a component of revenue for the foreseeable future.
          Enterprise: Enterprise revenue increased by $5.3 million, or 48.1%, in the six months ended June 30, 2008 due to $3.9 million in revenue from the provision of virtual network facilities to lower 48 carriers for long distance voice termination, $0.9 million from a capacity exchange agreement with another carrier and $0.7 million from higher sales of advanced network services to large business and government customers.
     Wireless
          Wireless revenue increased $3.7 million, or 5.6%, to $69.0 million for the six months ended June 30, 2008 compared to $65.3 million for the six months ended June 30, 2007. This increase is primarily due to the following:
•	growth in average subscribers of 8.9% to 143,880 from 132,154 for the six months ended June 30, 2008 and 2007, respectively;

•	higher phone and accessory sales for the six months ended June 30, 2008 resulting in $4.6 million of handset revenue compared to $4.4 million for the six months ended June 30, 2007; and

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $9.2 million from $7.7 million for the six months ended June 30, 2008 and 2007, respectively.
          These gains were offset, in part, by a 1.4% decline in ARPU to $60.81 from $61.70 following proactive measures taken to match national price points for voice plans.
Operating Expense
          Operating expense increased $5.9 million, or 3.7%, to $164.5 million for the six months ended June 30, 2008 from $158.6 million for the six months ended June 30, 2007. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
          Wireline: Wireline expenses, which include local telephone, Internet, interexchange and cable systems operating costs decreased $1.4 million, or 1.6%, for the six months ended June 30, 2008 compared to the comparable period in 2007. The decrease is primarily attributable to a $5.7 million decline in labor expense. This decrease was offset, in part, by a $2.7 million increase in LD interstate COGS, a $0.8 increase in ISP access and circuit expenses and $0.8 million in start up costs for our strategic long haul fiber investments.
          Wireless: Wireless expense increased $7.1 million, or 21.0%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase is primarily attributable to $2.5 million in costs associated with backhaul costs for our expanded wireless footprint, an increase of $1.9 million in handset and accessory and data content expense, a $1.5 million increase in employee sales and service costs to support our growing customer base and a $0.5 million increase in regulatory surcharges.
          Depreciation and Amortization: Depreciation and amortization expense decreased $0.5 million, or 1.4%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The change is primarily due to an increase in the number of asset classes reaching their maximum depreciable lives.
          Loss on disposal of assets: In the six months ended June 30, 2008, we recorded a loss on disposal of assets of $0.8 million related to the termination of our satellite TV distribution agreement.
          Other Income and Expense: Other income and expense was a net expense of $15.0 million in the six months ended June 30, 2008, an increase of 8.1% from the $13.9 million in the six months ended June 30, 2007. The increase is primarily attributable to an increase in interest expense associated with our new convertible debt.

          Income Taxes: In the six months ended June 30, 2008, we recorded a tax expense of $4.9 million. There was no corresponding expense in 2007, other than $0.1 million of AMT, as prior to December 2007 the Company had fully reserved the unused income tax benefit resulting from the consolidated loss we had incurred since our inception. Our estimated effective tax rate is 42.18%. At June 30, 2008 we had tax net operating loss carry forwards of approximately $125.3 million. Income tax expense will not involve a cash outflow, other than for AMT, until these NOL’s are used.
          Net Income: The decrease in net income is primarily a result of the factors discussed above.
Liquidity and Capital Resources
     Sources
          We have satisfied our cash requirements in the first six months of 2008 for operations, capital expenditures and debt service primarily through internally generated funds. For the six months ended June 30, 2008, our net cash flows provided by operating activities were $39.8 million. At June 30, 2008, we had approximately $94.7 million in net working capital, approximately $19.0 million in cash and cash equivalents, $73.7 million in restricted cash and $0.4 million in short-term investments. We also had $45.0 million of remaining capacity under our revolving credit facility, representing 100% of available capacity.
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
          On April 8, 2008, we sold $125.0 million aggregate principal amount of our 5.75% convertible notes due March 1, 2013. These notes are unsecured obligations, subordinate to our obligations under the senior credit facility, will pay interest semi-annually and will be convertible upon satisfaction of certain conditions. For further information on our issuance of these notes, see the notes to our consolidated financial statements, specifically under the heading, “Note 5—Long-Term Obligations”.
     Uses
          Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been and continue to be significant. We expect especially heavy capital expenditures to be made during 2008 to complete construction of our AKORN fiber facility. Capital expenditures for the six months ended June 30, 2008 were $70.3 million. New capital acquisition for 2008 totaled $70.2 million of which $50.0 million was expended on the build out of our AKORN facility. In addition, we expect to make capital expenditures designed to upgrade and integrate Crest’s Northstar fiber facility with our AKORN facility and intrastate fiber network. Once completed, we will operate a fully redundant, path-protected, collapsible fiber ring connecting our Alaska fiber network with the greater fiber infrastructure of the lower 48. We intend to fund future capital expenditures and the acquisition of Crest with cash on hand, which includes net proceeds from the sale of our 5.75% convertible notes due 2013 currently held in restricted cash accounts as it can only be used to fund either AKORN or the acquisition of Crest, access to our revolving credit facility and net cash generated from operations. The Northstar fiber facility is currently owned and operated by Crest Communications Corporations, a company we agreed to acquire on April 1, 2008. For further information, please see “—Pending Acquisition of Crest”.
          Since October 28, 2004, we have paid quarterly dividends on our common stock. Based on current shares outstanding at July 18, 2008 of approximately 43.6 million shares, and our current annual dividend policy of $0.86 per share, maintenance of our current annual dividend policy would result in $37.5 million cash being paid to common stockholders over the next twelve months. Dividends on our common stock are not cumulative.
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

Pending Acquisition of Crest
          On April 1, 2008, we entered into an agreement to purchase Crest Communications Corporation (“Crest”). Under the agreement, we expect to acquire Crest, free of debt, for a cash consideration of approximately $70.0 million. The transaction is subject to various customary closing conditions, as well as federal regulatory approval and is expected to close in the second half of 2008. We have deposited $7.0 million into an escrow account to be applied to the purchase price upon the closing of the purchase of Crest. In certain circumstances, should the closing not occur as a result of our breach, the $7.0 million would be released to Crest.
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
          We believe that the acquisition will complement our AKORN fiber build, by providing meaningful operating efficiencies and cost synergies, by offering enterprise customers the only diverse and redundant routing of traffic between Alaska and the lower 48, by allowing management of Network Operations Control Centers in Alaska and the lower 48, and by connecting our network to Southeast Alaska. Furthermore, we believe that the acquisition will also drive incremental utilization of ACS’ differentiated Alaskan terrestrial assets from Crest’s customer base and allow ACS to participate in the fast-growing bandwidth market ahead of AKORN’s commercial launch in the first quarter of 2009.
Legal and Regulatory Matters
          We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business, and have recorded litigation reserves of $0.3 million against certain claims and legal actions as of June 30, 2008. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress.
          On May 1, 2008, the FCC issued an order adopting an interim emergency cap on the amount of high-cost support that competitive eligible telecommunications carriers (“CETCs”) may receive. Although the order includes some limited exceptions for Alaska Native regions and tribal lands, the order may nevertheless adversely affect our potential to grow future CETC revenues.
Employees
          As of June 30, 2008, we employed approximately 956 regular full-time employees, 13 regular part-time employees and 7 full-time temporary employees. Of these employees, approximately 78% are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Management considers employee relations to be good with both the represented and non-represented workforce.
Critical Accounting Policies and Accounting Estimates
          We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional discussion on the application of these and other significant accounting policies, see our Form 10-K for the fiscal year ended December 31, 2007 under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
     Recently Issued Accounting Pronouncements
          In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on our results of operations, financial condition or liquidity.
          In May 2008, FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) was issued. FSP No. APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This opinion is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to our fiscal year beginning January 1, 2009, and must be applied retrospectively to all periods presented. We are currently evaluating the impact the adoption of FSP No. APB 14-1 will have on our consolidated financial statements, but we expect to record higher interest expense related to our senior convertible notes beginning in 2009.
          In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. FAS No. 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement is effective for financial statements issues for fiscal years and interim periods beginning after November 15, 2008, and we are currently reviewing the impact this will have on our results of operations, financial condition and liquidity.
          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (Revised)”, (“SFAS No. 141(R)”), to replace SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. We are still evaluating the impact of SFAS No. 141(R), however, the adoption of this statement is not expected to have a material impact on our financial position or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of June 30, 2008, we had outstanding debt under our 2005 senior credit facility. This on-balance sheet financial instrument, to the extent it provides for variable rates of interest, exposes us to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under our 2005 senior credit facility. In order to manage this risk, we have entered into a series of floating-to-fixed interest rate swap agreements that effectively fix LIBOR on the entire outstanding balance on the 2005 senior credit facility. The term of these swap agreements ranges from December 2009 through December 2011. On April 8, 2008, we sold $125.0 million aggregate principal amount of our 5.75% Convertible Notes due 2013 in a private placement. The notes pay interest at a fixed rate and are subordinate to our obligations under our senior secured credit facility as well as certain hedging agreements and other secured debt available under the credit facility. For further information, see Note 5—Long-Term Obligations.
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
     Changes in Internal Control over Disclosure and Reporting
          There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
          We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS.
          There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and subsequently filed quarterly reports on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Working capital restrictions and other limitations on the payment of dividends
          Our 2005 senior secured credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends. Such credit facility also requires that we maintain certain financial ratios. In addition, the Indenture governing our outstanding 5.75% convertible notes due March 1, 2013 also contains a number of restrictive covenants
          In addition, our board of directors may, in its absolute discretion, amend or repeal our dividend policy which may result in the decrease or discontinuation of dividends. Future dividends, if any, will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, business opportunities, any competitive or technological developments, our increased need to make capital expenditures, provisions of Delaware law or other applicable law, and other factors that our board of directors may deem relevant.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
          None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          We held our Annual Meeting of Shareholders on June 9, 2008. The following matters were considered:
          All board nominees were elected as directors with the following vote:

Nominee	For	Withheld
Liane J. Pelletier	39,991,471	202,267
Brian D. Rogers	36,840,575	3,353,163
John M. Egan	40,028,450	165,288
Patrick Pichette	36,837,657	3,356,081
Gary R. Donahee	40,034,689	159,049
Edward J. Hayes, Jr.	36,846,699	3,347,039
Annette Jacobs	40,047,041	146,697
David Southwell	40,044,230	149,508
          KPMG was ratified as the independent public accountant and auditor for the fiscal year ending December 31, 2008 with the following vote:

For	Against	Abstain
40,002,429	167,498	23,811
ITEM 5. OTHER INFORMATION.
          None.

ITEM 6. EXHIBITS
          (a) Exhibits:

2.1	Stock Purchase Agreement by and among Alaska Communications Systems Group, Inc. and Crest Communications Corporations Group, Inc. (“Crest”) the Selling Stockholder; and Donald J. Schroeder and Brooke Coburn dated April 1, 2008—Confidential treatment has been granted for certain portions marked “***” of this Exhibit(1)

4.1	Indenture dated April 8, 2008 by and among Alaska Communications Systems Group, Inc., the guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee , with respect to 5.75% Convertible Notes due 2013(2)

4.2	Registration Rights Agreement dated April 8, 2008 by and among Alaska Communications Systems Group, Inc., the guarantors named therein, and the Initial Purchasers (as defined therein)(2)

10.1	Purchase Agreement dated April 2, 2008 by and among Alaska Communications Systems Group, Inc., the guarantors listed therein and the Initial Purchasers(2)

10.2	Confirmations of Convertible Bond Hedges by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers(2)

10.3	Confirmations of Warrant Transactions by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers(2)

10.4*	Form of Performance Share Unit Agreement(3)

31.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Wilson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David Wilson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Form 8-K filed with the SEC on April 7, 2008.

(2)	Incorporated herein by reference to the Company’s Form 8-K filed with the SEC on April 14, 2008.

(3)	Incorporated herein by reference to the Company’s Form 8-K/A filed with the SEC on June 12, 2008.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2008	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
/s/ Liane Pelletier
Liane Pelletier
Chief Executive Officer, Chairman of the Board and President

/s/ David Wilson
David Wilson
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)