Form 10-Q
period 2008-09-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2008-11-06
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐      No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of the registrant’s Common Stock, as of October 20, 2008, was 43,630,115.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands Except Per Share Amounts)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$26,203	$35,208
Restricted cash	57,424	2,589
Short-term investments	—	790
Accounts receivable-trade, net of allowance of $5,645 and $8,768	37,452	39,150
Materials and supplies	10,722	10,467
Prepayments and other current assets	6,122	5,155
Deferred income taxes	11,385	21,347

Total current assets	149,308	114,706

Property, plant and equipment	1,311,793	1,209,257
Less: accumulated depreciation and amortization	(873,512)	(825,663)

Property, plant and equipment, net	438,281	383,594

Non-current investments	1,095	—
Goodwill	38,403	38,403
Intangible assets	21,604	21,604
Debt issuance costs	9,935	7,461
Deferred taxes	100,489	96,095
Deferred charges and other assets	3,962	1,340

Total assets	$763,077	$663,203

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$649	$780
Accounts payable, accrued and other current liabilities	67,197	64,070
Advance billings and customer deposits	10,146	10,051

Total current liabilities	77,992	74,901

Long-term obligations, net of current portion	556,030	432,216
Other deferred credits and long-term liabilities	82,354	82,075

Total liabilities	716,376	589,192

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized, 43,627 and 42,883 issued and outstanding, respectively	436	429
Additional paid in capital	222,353	257,982
Accumulated deficit	(168,585)	(177,313)
Accumulated other comprehensive loss	(7,503)	(7,087)

Total stockholders’ equity	46,701	74,011

Total liabilities and stockholders’ equity	$763,077	$663,203

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating revenues:
Wireline	$62,100	$63,395	$184,277	$184,237
Wireless	39,222	37,159	108,177	102,441

Total operating revenues	101,322	100,554	292,454	286,678

Operating expenses:
Wireline (exclusive of depreciation and amortization)	47,629	45,300	134,871	133,986
Wireless (exclusive of depreciation and amortization)	22,778	19,763	63,701	53,578
Depreciation and amortization	18,790	17,492	54,391	53,583
Loss on disposal of assets, net	4	113	763	137

Total operating expenses	89,201	82,668	253,726	241,284

Operating income	12,121	17,886	38,728	45,394

Other income and expense:
Interest expense	(8,548)	(7,474)	(24,453)	(22,439)
Loss on extinguishment of debt	—	(355)	—	(355)
Interest income	532	485	1,541	1,520
Other	(331)	(72)	(482)	(64)

Total other income and expense	(8,347)	(7,416)	(23,394)	(21,338)

Income before income tax expense	3,774	10,470	15,334	24,056

Income tax expense	(1,730)	(170)	(6,606)	(275)

Net income	$2,044	$10,300	$8,728	$23,781

Net income per share:
Basic	$0.05	$0.24	$0.20	$0.56

Diluted	$0.05	$0.23	$0.20	$0.54

Weighted average shares outstanding:
Basic	43,603	42,812	43,302	42,649

Diluted	44,428	44,159	44,306	44,185

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Nine months Ended September 30, 2008
(Unaudited, In Thousands Except Per Share Amounts)

					Accumulated
			Additional		Other
		Common	Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit	Loss	Equity
Balance, December 31, 2007	42,883	$429	$257,982	$(177,313)	$(7,087)	$74,011
Comprehensive income (loss)		—	—	8,728	(416)	8,312
Dividends declared		—	(28,074)	—	—	(28,074)
Stock-based compensation costs		—	4,605	—	—	4,605
Purchase of covertible bond call options net of tax benefits of $803		—	(19,628)	—	—	(19,628)
Sale of common stock warrants		—	9,852	—	—	9,852
Surrender of 266 shares to cover withholding taxes on stock-based compensation		—	(3,321)	—	—	(3,321)
Issuance of shares of common stock pursuant to stock plans, $.01 par	744	7	937	—	—	944

Balance, September 30, 2008	43,627	$436	$222,353	$(168,585)	$(7,503)	$46,701

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$8,728	$23,781
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	54,391	53,583
Loss on disposal of assets, net	763	137
Gain on sale of long-term investments	—	(152)
Loss on impairment of long-term investments	255	—
Amortization of debt issuance costs and original issue discount	1,835	1,586
Stock-based compensation	5,828	5,269
Deferred taxes	6,662	—
Other non-cash expenses	97	394
Changes in components of assets and liabilities:
Accounts receivable and other current assets	731	(510)
Materials and supplies	(255)	(1,858)
Accounts payable and other current liabilities	(6,107)	(6,589)
Deferred charges and other assets	(2,455)	(208)
Other deferred credits	(2,274)	2,911

Net cash provided by operating activities	68,199	78,344

Cash Flows from Investing Activities:
Investment in construction and capital expenditures	(106,900)	(40,127)
Change in unsettled construction and capital expenditures	7,933	908
Purchase of short-term investments	(9,400)	(56,938)
Proceeds from sale of short-term investments	10,190	56,938
Purchase of non-current investments	(3,625)	—
Proceeds from sale of non-current investments	2,275	162
Placement of funds in restricted account	(71,726)	(2,979)
Release of funds from escrow account	16,891	2,120

Net cash used by investing activities	(154,362)	(39,916)

Cash Flows from Financing Activities:
Repayments of long-term debt	(2,676)	(4,893)
Proceeds from the issuance of long-term debt	125,000	—
Purchase of call options	(20,431)	—
Sale of common stock warrants	9,852	—
Debt issuance costs	(4,309)	—
Payment of cash dividend on common stock	(27,901)	(27,487)
Payment of withholding taxes on stock-based compensation	(3,321)	(2,323)
Proceeds from issuance of common stock	944	1,180

Net cash provided (used) by financing activities	77,158	(33,523)

Change in cash and cash equivalents	(9,005)	4,905
Cash and cash equivalents, beginning of period	35,208	36,860

Cash and cash equivalents, end of period	$26,203	$41,765

Supplemental Cash Flow Data:
Interest paid	$23,897	$21,564
Income taxes paid	417	508

Supplemental Noncash Transactions:
Property acquired under capital leases	$1,359	$51
Dividend declared, but not paid	9,386	9,215
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
     In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.
Auction Rate Securities
     On September 30, 2008, the Company had a total of $84,722 in cash and cash equivalents, restricted cash, and non-current investments, which included approximately $1,095 in auction rate securities (“ARS”), net of a $255 provision for other-than-temporary impairment. Beginning February 13, 2008, the Company experienced failed auctions for ARS issues and at that time, ceased to purchase auction rate securities. The Company believes that the current lack of liquidity relating to ARS investments will have no impact on the ability to fund ongoing operations and growth initiatives.
     The Company’s ARS portfolio is comprised of 100% AAA rated investments. Although the Company has the ability to hold these investments to maturity an assessment was performed and management determined that the fair value of these securities was other-than-temporarily impaired. The Company has recorded a loss in the Consolidated Statements of Operations of $255 related to its ARS portfolio. The Company will reassess this conclusion and the remaining portfolio balance in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit ratings of the investments, market risk and other factors.
Restricted cash
     Under the terms of its 2005 Senior Credit Facility, the Company was required to place net proceeds from the sale of its 5.75% convertible notes due 2013 that were unapplied within 60-days of receipt into a controlled account. The use of these unapplied receipts is restricted to the funding of either the Alaska Oregon Network (“AKORN”) fiber investment or the acquisition of Crest Communications Corporation (“Crest”). Total unapplied payments at September 30, 2008 in this account were $47,914. Additionally, at September 30, 2008, the Company had $7,084 in escrow for the acquisition of Crest.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     The remaining balance of $2,426 is in certificates of deposit as required under the terms of certain contracts to which the Company is a party. When the restrictions are lifted, the Company will transfer these funds back into its operating accounts.
Revenue Recognition
     Access revenue is recognized when earned. The Company participates in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska (“RCA”) within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available regarding achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved. At September 30, 2008 and December 31, 2007, the Company had deferred amounts of $5,803 and $10,993, respectively, related to its estimate of refundable revenue.
     Wireless revenue is materially impacted by seasonal factors. Wireless revenue, particularly roaming revenue, declines in the winter months and increases in the summer months due to Alaska’s northern latitude and the wide swing in available daylight and changes in weather patterns between summer and winter and their effect on business, tourism and subscriber calling patterns. Revenue from non-ACS customers roaming on our network increased to $7,311 from $6,332 for the three months ended September 30, 2008 and 2007, respectively, and to $16,552 from $14,043 for the nine months ended September 30, 2008 and 2007, respectively. Our wireline segment experiences similar seasonal effects, but management does not believe these effects are material.
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
     The Company implemented, effective January 1, 2003, higher depreciation rates for its regulated telephone plant for the interstate jurisdiction which management believes approximate the economically useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset under SFAS No. 71 of $63,591 and $65,271 as of September 30, 2008 and December 31, 2007, respectively, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. The Company also has a regulatory liability of $63,885 and $62,443 at September 30, 2008 and December 31, 2007, respectively, related to accumulated removal costs. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143, Accounting for Asset Retirement Obligations. Consistent with industry practice, non-regulated revenues incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles. SFAS No. 71 also requires revenue generated between regulated and non-regulated companies not be eliminated on consolidations; these revenues totaled $10,730 and $10,202 for the three months ended September 30, 2008 and 2007, respectively, and $30,679 and $28,531 for the nine months ended September 30, 2008 and 2007, respectively.
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
Recently Issued Accounting Pronouncements
     In May 2008, Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Accounting Principles Board (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) was issued. FSP No. APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This opinion is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning January 1, 2009, and must be applied retrospectively to all periods presented. Early adoption is prohibited. The Company is currently evaluating the impact the adoption of FSP No. APB 14-1 will have on its consolidated financial statements, but expects to record higher interest expense related to its senior convertible notes beginning in fiscal year 2009.
2. COMPONENTS OF COMPREHENSIVE INCOME (LOSS)
     The following table describes the components of comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$2,044	$10,300	$8,728	$23,781
Minimum pension liability adjustment	52	131	156	394
Interest rate swap marked to market	(238)	(9,292)	(572)	(5,717)
Auction rate securities temporary impairment	64	—	—	—

Total comprehensive income (loss)	$1,922	$1,139	$8,312	$18,458

3. FAIR VALUE MEASUREMENTS
SFAS No. 157
     SFAS No. 157, Fair Value Measurements defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FSP No. FAS 157-2, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected a partial deferral of SFAS No. 157 under the provisions of FSP No. FAS 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets, wireless licenses and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The Company is currently evaluating the impact of FSP No. FAS 157-2 on the financial statements. The impact of partially adopting SFAS No. 157 effective January 1, 2008 was not material to the Company’s financial statements.
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
3. FAIR VALUE MEASUREMENTS (Continued)
     The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

Fair Value Measurement at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Non-current investments in auction rate securities	$1,095	$—	$—	$1,095

Liabilities:
Interest Rate Swaps	$(10,150)	$—	$(10,150)	$—
     The following table presents the reconciliation disclosures about fair value measurements at September 30, 2008 using significant unobservable inputs (“Level 3”).

Rate Securities
Beginning balance, January 1, 2008	$—
Total gains or losses (realized / unrealized)
Included in earnings	(255)
Purchases, issuances and settlements	1,350

Ending balance, September 30, 2008	$1,095

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008	$255

     Non-current investments consist of auction rate securities that have maturity dates greater than one year from September 30, 2008. The investments in auction rate securities are included in Level 3 as no active market or significant other observable inputs exist. The Company assigned a value to its ARS portfolio by reviewing the value assigned to similar securities by brokerages, relative yields, and assessing credit risk. An assessment was also done in which management determined that the securities were other-than-temporarily impaired and a charge was taken to the income statement of $255.
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
4. ASSET RETIREMENT OBLIGATION
     The Company accounts for asset retirement obligations that are contingent on future events in accordance with Financial Interpretation Number (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 was effective for the Company on December 31, 2005, and required it to recognize asset retirement obligations which are conditional on a future event. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. The Company has a regulatory liability of $63,885 and $62,443 at September 30, 2008 and December 31, 2007, respectively, related to accumulated removal costs for its local telephone subsidiaries. Consistent with the industry, the Company follows SFAS No. 71, for asset retirement obligations associated with its regulated telephone plant. The Company’s assets are pooled and the depreciable lives set by the regulators include a removal component which, in effect, accounts for the cost of removal. Non-regulated operations of the Company are accounted for under the principles of SFAS No. 143 and FIN 47 for which the Company has recorded a retirement obligation of $1,552 and $1,411 and an associated asset of $946 and $873, as of September 30, 2008 and December 31, 2007, respectively. These costs were recorded as a result of the Company’s estimated obligation related to the removal of certain cell sites at the end of their operating lease term, adjusted for accretion over the life of the lease.
     The following table outlines the changes in the accumulated retirement obligation liability for our non-regulated operations:

Balance, January 1, 2007	$1,171
Asset retirement obligation	143
Accretion expense	99
Settlement of lease obligations	(2)

Balance, December 31, 2007	$1,411
Asset retirement obligation	91
Accretion expense	87
Settlement of lease obligations	(37)

Ending Balance, September 30, 2008	$1,552

5. LONG-TERM OBLIGATIONS
     Long-term obligations consist of the following at September 30, 2008 and December 31, 2007, respectively:

	September 30,	December 31,
	2008	2007
2005 senior credit facility term loan	$425,889	$427,900
5.75% convertible notes due 2013	125,000	—
Capital leases and other long-term obligations	5,790	5,096

	556,679	432,996
Less current portion	(649)	(780)

Long-term obligations, net of current portion	$556,030	$432,216

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
5. LONG-TERM OBLIGATIONS (Continued)
     The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to September 30, 2008 are as follows:

2008 (October 1 - December 31)	$156
2009 (January 1 - December 31)	666
2010 (January 1 - December 31)	737
2011 (January 1 - December 31)	820
2012 (January 1 - December 31)	426,792
2013 (January 1 - December 31)	125,644
Thereafter	1,864

$556,679

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
     Concurrent with the issuance of the notes, the Company entered into convertible note hedge transactions with an affiliate of one of the initial purchasers and certain other financial institutions for the purpose of reducing the potential dilution to common stockholders. If the Company is required to issue shares of its common stock upon conversion of the notes, the Company has the option of receiving up to 9,266 shares of its common stock when the price is between $12.90 and $16.42 per share upon conversion. The Company entered into warrant transactions with the same counterparties whereby the financial institutions have the option of receiving up to the same number of shares of the Company’s common stock when the price exceeds $16.42 per share upon conversion. The convertible note hedge had a cost of $20,431 and has been accounted for as an equity transaction in accordance with Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock. Tax benefits of $422 and $803 were recorded for the three months and nine months ended September 30, 2008, respectively, as an offset to the hedge. All future tax benefits from the deduction related to the purchase of the call option, as part of the convertible note hedge transaction, will be recorded to additional paid in capital over the term of the hedge transaction. The Company received proceeds of $9,852 related to the sale of the warrants, which has also been classified as equity because they meet all of the equity classification criteria within EITF No. 00-19. Further, as described in Note 1—“Description of Company and Summary of Significant Accounting Policies,” adoption of FSP No. APB 14-1 will require us to record higher interest expense related to the notes beginning in fiscal year 2009.
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
5. LONG-TERM OBLIGATIONS (Continued)
     The Company received net proceeds from the offering of $110,112 after underwriter fees, the convertible note hedge, proceeds from the warrant and other associated costs. Net proceeds were primarily used by the Company to partially fund the construction of its AKORN fiber and to purchase Crest.
     Each $1,000 principal of the notes will initially be convertible unto 77.5014 shares of the Company’s common stock, which is the equivalent of $12.90 per share, subject to adjustment upon the occurrence of specified events set forth under the terms of the note. Upon conversion, subject to certain covenants under its existing credit facility, the Company intends to pay the holders the cash value of the applicable number of shares of its common stock, up to the principal amount of the note. Amounts in excess of the principal balance may be paid in cash or in stock at the Company’s option. Holders may convert their notes, at their option, at any time prior to the close of business on the business day immediately preceding the maturity date for the notes under the following circumstances:
(1) during any fiscal quarter after the fiscal quarter ended September 30, 2008 (and only during any such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the notes on the applicable trading day;
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
     Holders who convert their notes, in connection with a change of control, may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the notes may require the Company to repurchase for cash all or any portion of their notes for 100% of the principal amount plus accrued and unpaid interest. As of September 30, 2008, none of the conditions allowing holders of the notes to convert, or requiring the Company to repurchase the notes, had been met. The Company may not redeem the notes prior to maturity.
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
     Also in accordance with SFAS No. 128, the warrants sold in connection with the hedge transaction will have no impact on earnings per share until the Company’s share price exceeds $16.422. Prior to exercise, the Company will include the effect of additional shares that may be issued using the “treasury stock” method. The call options purchased as part of the hedging transaction are anti-dilutive and therefore will have no effect on earnings per share.
6. EARNINGS PER SHARE
     Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes convertible notes issued therewith using the “if converted” method as described above in Note 5 —“Long Term

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
6. EARNINGS PER SHARE (Continued)
Obligations”. The Company includes the dilutive impact of stock options and the warrants sold in connection with its convertible debt based on the “treasury stock” method. Potential common share equivalents, which consisted of options, restricted stock and performance share units granted to employees, and deferred shares granted to directors resulted in dilutive earnings per share for the three months ended September 30, 2008. Excluded from the calculation were 562 options and stock-settled stock appreciation rights (“SSARs”) which were out-of-the money and therefore anti-dilutive at September 30, 2008. No shares were anti-dilutive at September 30, 2007. Also excluded from the calculation were shares related to the Company’s convertible debt which were anti-dilutive for the three and nine month periods ending September 30, 2008.
     Earnings per share for the three and nine months ended September 30, 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator — net income	$2,044	$10,300	$8,728	$23,781

Denominator — weighted average shares outstanding:
Basic shares	43,603	42,812	43,302	42,649
Dilutive impact of restricted stock, options and deferred shares	825	1,347	1,004	1,536

Dilutive shares	44,428	44,159	44,306	44,185

Earnings per share:
Basic	$0.05	$0.24	$0.20	$0.56

Diluted	$0.05	$0.23	$0.20	$0.54

7. STOCK INCENTIVE PLANS
SFAS No. 123(R), Share-Based Payment
     Total compensation cost for share-based payments was $5,618 and $5,269, for the nine months ended September 30, 2008 and 2007, respectively.
     Equity Compensation Granted to Chief Executive Office and other Executive Officers
     On June 6, 2008, the Company’s compensation committee granted an aggregate of 131 performance share units (“PSUs”) to certain executives under the 1999 Stock Incentive Plan. These performance based awards expire on December 31, 2009 if their vesting terms have not been met. The PSUs awarded are conditioned on the participant remaining employed by or in the service of the Company from the date of the Agreement through the time of vesting. Upon vesting, the PSUs convert on a one-to-one ratio into common stock.
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
     In September 2008, the Company entered into an amended and restated employment agreement with an executive officer. Under the agreement, the Company granted the executive 100 fully vested restricted stock unit equivalents (“RSUEs”). These RSUEs are required to be settled in shares of the Company’s common stock on a one-for-one basis on July 31, 2009, unless required stockholder approval is not obtained, in which case they will be settled in cash. When settled, the Company will pay cash dividend equivalents on any and all dividends declared on shares of the Company’s common

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
7. STOCK INCENTIVE PLANS (Continued)
stock from September 1, 2008 through July 31, 2009. The Company will account for these RSUEs as a liability, re-measured at each reporting period, until the Company is able to settle these shares in the Company’s common stock. The Company also granted the executive 500 stock-settled stock appreciation rights. The SSARs have a term of five years and include tiered vesting through April 2009. The Company accounts for the SSARs in the same manner as options using a Black-Scholes model for valuation. In addition, the Company awarded the executive 131 performance share units to that will vest under the same terms and conditions listed above on the officer PSUs. The performance period for these awards commenced on August 1, 2008, and ends on December 31, 2009.
     The following table provides certain information as to the Company’s assumptions in accounting for its share-based compensation: The Company awarded SSARs in 2008 to an executive officer as part of an amended and restated employment agreement and has assumed no forfeiture as the SSARs will vest during the term of the employment agreement.

	2008	2007
Stock Options and SSARs:

Risk free rate	2%	—
Dividend yield	6.80%	—
Expected volatility factor	32.62%	—
Expected option life (years)	3.32	—

Restricted stock grants and PSUs:

Risk free rate	2.00%-2.25%	4.75%-5.25%
Quarterly dividend	$0.215	$0.215
Expected annual forfeiture rate	0%-4.47%	4.47%
Options and Restricted Stock Outstanding
Stock Options and SSARs
     Proceeds from the exercise of stock options for the nine months ended September 30, 2008 were $643. Information on outstanding options under the plan for the nine months ended September 30, 2008 is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 1	1,160	$5.27
Granted	500	12.56
Exercised	(531)	4.68
Canceled or expired	(12)	11.01

Outstanding at September 30, 2008	1,117	8.75	4.88	$4,169

Exercisable at September 30, 2008	459	$10.00	4.84	$1,198

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
7. STOCK INCENTIVE PLANS (Continued)
     Select information on equity instruments under the plan for the nine months ended September 30, 2008 and 2007 follows:

	Nine Months Ended
	September 30,
	2008	2007
Weighted-average grant-date fair value of equity instruments granted	$7.21	$11.91
Total fair value of shares vested during the period	$6,545	$4,766
Total intrinsic value of options exercised	$4,065	$2,035
Restricted Stock and PSUs
     Restricted stock and PSU grants outstanding, all of which are unvested at September 30, 2008 are as follows:

		Weighted
		Average
	Number of	Fair
	Shares	Value
Outstanding at January 1, 2008	1,296	$11.07
Granted	762	10.87
Vested	(578)	10.21
Canceled or expired	(74)	12.11

Outstanding at September 30, 2008	1,406	$11.26

     Unamortized stock-based payment and the weighted average expense period at September 30, 2008, are as follows:

		Average Period
	Unamortized	to Expense
	Expense	(years)
Stock options and SSARs	$459	0.6
Restricted stock and PSUs	9,754	2.7

Total	$10,213	2.6

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
     The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. Accrued benefits under the ACS Retirement Plan were determined in accordance with the provisions of the CenturyTel Plan. Upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the plan. On November 1, 2000, the ACS Retirement Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPP. As a result of this amendment, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
8. RETIREMENT PLANS (Continued)
pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company uses a December 31 measurement date for the plan. The Company made no contributions to the plan in the nine months ended September 30, 2008. In September 2007, a contribution of $300 was made to the 2006 plan year.
     The following table represents the net periodic pension expense for the ACS Retirement Plan for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest cost	$202	$185	$607	$587
Expected return on plan assets	(258)	(238)	(774)	(746)
Amortization of loss	37	80	111	241
Amortization of prior service cost	51	51	153	153

Net periodic pension expense	$32	$78	$97	$235

9. BUSINESS SEGMENTS
     Our segments and their principal activities consist of the following:
     Wireline – Wireline provides communication services including next generation Internet Protocol (“IP”) network services, voice, broadband and data, network access, long distance and other services to consumers, carriers, business and government customers.
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
     The following table illustrates selected financial data for each segment as of and for the three months ended September 30, 2008:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$67,361	$39,230	$5,551	$(10,820)	$101,322
Intersegment revenue	15,355	644	5,551	—	21,550
Eliminated intersegment revenue	(5,261)	(8)	(5,551)	—	(10,820)
Income (loss) before income tax	(48)	11,826	(8,004)	—	3,774
Income tax (expense) benefit	1,048	(5,163)	2,385	—	(1,730)
Net income (loss)	1,001	6,663	(5,620)	—	2,044
Total assets	557,488	238,585	15,149	(48,145)	763,077
Capital expenditures	31,806	4,058	2,214	—	38,078

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
9. BUSINESS SEGMENTS (Continued)
     The following table illustrates selected financial data for each segment as of and for the three months ended September 30, 2007:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$67,696	$37,168	$2,328	$(6,638)	$100,554
Intersegment revenue	13,800	712	2,328	—	16,840
Eliminated intersegment revenue	(4,301)	(9)	(2,328)	—	(6,638)
Income (loss) before income tax	4,414	11,878	(5,822)	—	10,470
Income tax (expense) benefit	(1,729)	(4,863)	6,422	—	(170)
Net income	2,686	7,015	599	—	10,300
Total assets	379,727	163,628	2,887	—	546,242
Capital expenditures	8,614	2,877	4,765	—	16,256
     The following table illustrates selected financial data for each segment as of and for the nine months ended September 30, 2008:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$196,284	$108,204	$14,437	$(26,471)	$292,454
Intersegment revenue	40,761	1,952	14,437	—	57,150
Eliminated intersegment revenue	(12,007)	(27)	(14,437)	—	(26,471)
Income (loss) before income tax	3,715	32,533	(20,914)	—	15,334
Income tax (expense) benefit	1,053	(13,680)	6,021	—	(6,606)
Net income (loss)	4,769	18,853	(14,894)	—	8,728
Total assets	557,488	238,585	15,149	(48,145)	763,077
Capital expenditures	91,183	10,662	6,505	—	108,350
     The following table illustrates selected financial data for each segment as of and for the nine months ended September 30, 2007:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$193,907	$102,475	$9,175	$(18,879)	$286,678
Intersegment revenue	36,263	1,972	9,175	—	47,410
Eliminated intersegment revenue	(9,670)	(34)	(9,175)	—	(18,879)
Income (loss) before income tax	6,204	34,582	(16,730)	—	24,056
Income tax (expense) benefit	(2,779)	(14,102)	16,606	—	(275)
Net income (loss)	3,426	20,480	(125)	—	23,781
Total assets	379,727	163,628	2,887	—	546,242
Capital expenditures	19,209	14,147	6,955	—	40,311
10. COMMITMENTS AND CONTINGENCIES
     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $350 at September 30, 2008 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
11. SUBSEQUENT EVENTS
     On April 1, 2008, the Company and Crest entered into a Stock Purchase Agreement (the “Agreement”), pursuant to which the Company purchased Crest. All regulatory approvals were received and the Company closed the transaction on October 30, 2008, acquiring Crest free of debt for cash consideration of approximately $70,000. The Company and Crest

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
11. SUBSEQUENT EVENTS (Continued)
have made customary representations and warranties and covenants in the Agreement. The Company has deposited approximately $9,655 of the $70,000 of cash consideration in an escrow account to be used for potential claims of misrepresentations, breach of warranties or covenants or for other indemnifications during the first eighteen months following the closing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements and Analysts’ Reports
          This Form 10-Q and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “us”, the “Company”, and “ACS Group”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Management’s discussion and analysis of financial condition and results of operations” and elsewhere. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):
•	our strongly competitive environment, which comprises national and local wireless and wireline facilities-based competitors;

•	our ability to complete, manage, integrate, market, maintain and attract sufficient customers to our AKORN fiber facility and our ability to develop attractive integrated products and services making use of the facility;

•	our ability to fully integrate the Crest Northstar fiber facility with AKORN and the ACS network generally such that we realize the synergies available;

•	our ability to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders and comply with the restrictive covenants of our debt obligations;

•	changes in revenue from Universal Service Funds (“USF”);

•	rapid technological developments and changes in the telecommunications industries;

•	changes in revenue resulting from regulatory actions affecting intercarrier compensation;

•	regulatory limitations on our ability to change our pricing for communications services;

•	occurrence of widespread or lengthy failures of our system or network cables, particularly our non-redundant systems, including our existing primary capacity on the Northstar cable, the failure of which would cause significant delays or interruptions of service and/or loss of customers and may adversely affect our investment in Crest;

•	other unanticipated damage to one or more of our high capacity cables resulting from construction or digging mishaps or natural disasters;

•	the possible future unavailability of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, to our wireline subsidiaries;

•	our ability to bundle our products and services;

•	changes in the demand for our products and services and new competitive entrants;

•	changes in interest rates or other general national, regional or local economic conditions;

•	governmental and public policy changes;

•	continuing uncertainty arising out of our assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2007;

•	changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; and

•	the matters described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and subsequent Quarterly Reports on Form 10-Q.
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
          Our results of operations, financial position and sources and uses of cash in the current and future periods continue to reflect our focus on the following strategic imperatives:
•	Emphasis on Top-Line Growth: We emphasize revenue growth as well as growth in net cash provided by operating activities. We devote more resources to higher growth markets such as wireless, including wireless data, wireline broadband connections, including our long-haul fiber investment connecting our network to the lower 48, as well as expanded strategic services to business markets, rather than to the traditional wireline voice market.

•	Investment with Discipline: We focus on gaining market share in those markets that contain high revenue producing customers. In our wireline business, we focus on deploying and selling broadband connections in each market covered by our network. We have targeted investment in deploying high-speed fiber connectivity in and between Alaska’s urban centers. We have increasingly targeted carrier and enterprise customers. Revenues for the three months ended September 30, 2008 from these customers grew 36.8% compared to the prior year, primarily driven by sales of advanced IP services and increases in revenues from agreements with carriers to terminate their Alaskan long-distance traffic. We have directed resources towards offering wireless plans that encourage customer adoption of large monthly-minute postpaid plans and unlimited postpaid plans. We also promote an unlimited data and text message package. These investments have been made, in part, to maintain a competitive position against a new national wireless provider market entrant.

•	Profitability Improvement: We seek to increase operating income and margins. Supporting this goal, our capital spending continues to be directed toward growth markets. High-speed EV-DO and cutting-edge data services, deployment of our AKORN fiber facility coupled with the complimentary purchase of Crest, as well as expanded services to enterprise customers, including Metro Ethernet, are examples of initiatives designed to tap high growth markets. As a result of our investment in AKORN, we expect 2008 capital expenditures to be higher than 2007 levels. In addition, we expect additional capital expenditures to support the growth of our wireless network and enhance its reliability and data transmission speeds though an upgrade to EV-DO, Rev A technology. We expect to target these capital expenditures based on feedback from large customers seeking high-speed wireless data coverage, particularly in Alaska’s North Slope oil fields.

•	Process Improvement: While focusing resources on revenue growth and market share gains, we continually challenge our management team and employees at all levels to lower expenses through process improvements. We expect to invest in technology-assisted process improvement, including self-service initiatives. We expect these efforts, such as call center routing improvements, deploying self-pay kiosks, and customer service tools, to improve our cost structure and maintain or improve operating income margins. As a result of past successes, we have been able to serve more customers while maintaining our workforce at or below prior levels.

•	Pay for Performance: We embrace a culture of urgency and accountability. We establish goals for all of our employees that are tied to the imperatives described above and tie compensation to performance whenever practicable.
Revenue Sources by Segment
     Wireline
          We provide advanced IP network services, voice, data, broadband, network access and long distance services to consumers, carriers, businesses and government customers throughout Alaska and to and from Alaska. We provide telephone and high speed Internet services to consumers in our wireline footprint. Our high-speed data network relies on advanced packet-based MPLS technology. Our MPLS network combined with our Metro Ethernet service, which we market to medium and large businesses, government customers and carriers, offers our customers scalable, high-speed data and customized information technology products and services, as well as Internet connectivity. To complete our robust wireline fiber network, we expect to fully integrate Crest’s Alaska Northstar fiber facility into our network and commercially deploy in early 2009 our new state-of-the-art AKORN undersea fiber optic cable connecting Alaska with the lower 48 states. Our wireline revenues for the three and nine months ended September 30, 2008 were $62.1 million and $184.3 million, respectively, representing approximately 61.3% and 63.0%, respectively, of our aggregate revenues.
     Wireless
          Our wireless segment provides facilities-based voice and data services statewide. We operate the only “third-generation” wireless network in Alaska.
          We provide wireless voice and data services across an extensive statewide 1xRTT CDMA and EV-DO wireless network. In addition, through roaming agreements with major U.S. and Canadian carriers, we provide our customers a range of services and coverage throughout the lower 48 states, Hawaii and Canada. Our wireless revenues for the three and nine months ended September 30, 2008 were $39.2 million and $108.2 million, respectively, representing approximately 38.7% and 37.0%, respectively, of our aggregate revenues.

RESULTS OF OPERATIONS
          All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Operating Revenues
       Wireline
          The following table summarizes wireline revenue by source for the three months ended September 30, 2008 and 2007.

	Three Months ended September 30,
	(in thousands)
	2008	Change	2007
Wireline Revenue by Source:

Retail	$23,617	-4.9%	$24,835
Wholesale	5,244	-12.5%	5,994
Access	23,676	-7.4%	25,578
Enterprise	9,563	36.8%	6,988

	$62,100	-2.0%	$63,395

          Retail: Retail revenue decreased by $1.2 million, or 4.9%, in the three months ended September 30, 2008 over September 30, 2007. The decrease was driven by a $0.8 million decline in local exchange revenue primarily associated with residential line losses, a $0.5 million decrease in customer premise equipment sales to businesses, $0.2 million decline in long distance sales, and a $0.1 million decline in dial up ISP revenue. These losses were offset, in part, by and $0.4 million increase in revenue from our DSL subscriber base.
          Wholesale: Wholesale revenues decreased by $0.8 million, or 12.5%, in 2008 due to declines in unbundled network elements (“UNE”) and wholesale local revenue where lines in service declined by 30.1% annually to 30,120 as a result of the ongoing migration of lines over to cable telephony. As a result of ongoing declines in UNE and wholesale local lines, we expect that wholesale revenue will decline as a component of wireline revenue for the foreseeable future.
          Access: Access revenues decreased by $1.9 million, or 7.4%, in 2008, with the prior year performance benefiting from $3.3 million in out of period network access, arising from settlements with the National Exchange Carrier’s Association (“NECA”), compared to $1.4 million in 2008. We expect that network access revenue will decline as a component of local telephone revenue for the foreseeable future due to the reduction in allocable expenses and the continued shift of voice traffic to wireless networks.
          Enterprise: Enterprise revenue increased by $2.6 million, or 36.8%, in 2008 due to $1.4 million in revenue from the provision of virtual network facilities to lower 48 carriers for long distance voice termination, $0.5 million from higher sales of advanced network services to large business and government customers, and an increase of $0.6 million in point to point private line services.
     Wireless
          Wireless revenue increased $2.1 million, or 5.6%, to $39.2 million for the three months ended September 30, 2008 compared to $37.1 million for the three months ended September 30, 2007. This increase is primarily due to the following:
•	growth in average subscribers of 4.7% to 149,606 from 142,866 for the three months ended September 30, 2008 and 2007, respectively;

•	higher phone and accessory sales in the quarter ended September 30, 2008 resulting in $3.7 million of handset revenue compared to $2.5 million for the quarter ended September 30, 2007; and

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $7.3 million from $6.3 million for the quarter ended September 30, 2008 and 2007, respectively.

          These gains were offset, in part, by a 5.6% decline in average revenue per unit (“ARPU”) to $60.79 from $64.43 following proactive measures taken to match national price points for voice plans.
     Operating Expense
          Operating expense increased $6.5 million, or 7.9%, to $89.2 million for the three months ended September 30, 2008 from $82.7 million for the three months ended September 30, 2007. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
          Wireline: Wireline expenses, which include local telephone, Internet, interexchange and cable systems operating costs, increased $2.3 million, or 5.1%, for the three months ended September 30, 2008 compared to the comparable period in 2007. The increase is primarily attributable to a $1.4 million in start up costs for our strategic long haul fiber investments, a $1.0 million increase in long distance interstate COGS and a $1.0 million in net non-recurring expense benefits in the prior year, including a $1.8 million favorable settlement on a long term property tax dispute and a $0.8 million contingent liability charge on a vendor contract. These increases were offset in part by a $0.5 million decrease related to an amended affiliate billing and collection (“B&C”) agreement and a $0.7 million decrease in labor costs.
          Wireless: Wireless expense increased $3.0 million, or 15.3%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase is primarily attributable to an additional $1.5 million in handset, accessory and data content expense, $0.9 million in expense associated with backhaul costs for our expanded wireless footprint, and $0.6 million in employee sales and service costs to support our growing customer base.
          Depreciation and Amortization: Depreciation and amortization expense increased $1.3 million, or 7.4%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The change is due to accelerated depreciation of asset additions in asset classes that had previously reached their maximum depreciable lives and are now depreciating again.
          Other Income and Expense: Other income and expense was a net expense of $8.3 million in the three months ended September 30, 2008, an increase of 12.6% from the $7.4 million in the three months ended September 30, 2007. The increase is primarily attributable to an increase in interest expense of $2.0 million associated with our new convertible debt instrument offset, in part, by a $0.4 million decrease in interest expense related to our 2011 notes paid which were paid in full in August of 2007, and an increase of $0.8 million in capitalized interest on our long-term construction projects. In addition, we recorded an impairment charge on our auction rate securities of $0.3 million.
          Income Taxes: In the quarter ended September 30, 2008, we recorded a tax expense of $1.7 million. There was no corresponding expense in 2007, other than $0.2 million of alternative minimum tax (“AMT”), as prior to December 2007 we had fully reserved for the unused income tax benefit resulting from the consolidated loss we had incurred since our inception. Our estimated effective tax rate is 45.85%. At September 30, 2008, we had tax net operating loss carry forwards of $127.3 million. Income tax expense will not involve a cash outflow, other than for AMT, until these net operating losses (“NOLs”) are used.
          Net Income: The decrease in net income is primarily a result of the factors discussed above.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Operating Revenues
     Wireline
          The following table summarizes wireline revenue by source for the nine months ended September 30, 2008 and 2007.

	Nine Months ended September 30,
	(in thousands)
	2008	Change	2007
Wireline Revenue by Source:

Retail	$71,163	-3.7%	$73,908
Wholesale	15,660	-13.0%	17,999
Access	71,581	-3.7%	74,331
Enterprise	25,873	43.7%	17,999

	$184,277	0.0%	$184,237

          Retail: Retail revenue decreased by $2.7 million, or 3.7%, in the nine months ended September 30, 2008. The decrease was driven by a $2.2 million decline in local exchange revenue primarily associated with residential line losses, $0.7 million in lower CPE sales to businesses, a $0.6 million decline in long distance sales and a $0.4 million decrease in dial up ISP revenue. These losses were offset, in part, by a $1.1 million increase in revenue from our DSL subscriber base.
          Wholesale: Wholesale revenues decreased by $2.3 million, or 13.0%, in the nine months ended September 30, 2008 due to declines in UNE and wholesale local revenue which is primarily attributable to the ongoing migration of lines leased to our key competitor to cable telephony, offset in part by a negotiated increase in rates.
          Access: Access revenues decreased by $2.8 million, or 3.7%, in the nine months ended September 30, 2008. In 2008 and 2007, we benefited from a $6.1 million and $5.5 million, respectively, in net out-of-period settlements and net reserve releases. The 2008 out-of-period revenue included a $5.5 million reserve release primarily related to refundable USF support while the 2007 settlement included $5.4 million in settlements with NECA and Universal Service Administrative Company (“USAC”) for our cost studies. In addition, for the nine months ended September 30, 2008, high cost loop support decreasing by $2.0 million, intrastate revenue decreasing by $1.4 million due to lower demand driven by the continued shift of voice traffic to wireless networks, and interstate revenue decreased $0.4 million. We expect network access revenue to decline as a component of revenue for the foreseeable future.
          Enterprise: Enterprise revenue increased by $7.9 million, or 43.7%, in the nine months ended September 30, 2008 due to $5.3 million in revenue from the provision of virtual network facilities to lower 48 carriers for long distance voice termination, $1.3 million from higher sales of advanced network services to large business and government customers, an increase $0.3 million in point-to-point private line services and $1.0 million from a capacity exchange agreement with another carrier.
     Wireless
          Wireless revenue increased $5.7 million, or 5.6%, to $108.2 million for the nine months ended September 30, 2008 compared to $102.5 million for the nine months ended September 30, 2007. This increase is primarily due to the following:
•	growth in average subscribers of 5.7% to 147,428 from 139,444 for the nine months ended September 30, 2008 and 2007, respectively;

•	higher phone and accessory sales for the nine months ended September 30, 2008 resulting in $8.3 million of handset revenue compared to $6.8 million for the nine months ended September 30, 2007; and

•	higher revenue from non-ACS customers roaming on our network resulting in third-party roaming revenue increasing to $16.6 million from $14.0 million for the nine months ended September 30, 2008 and 2007, respectively.

     These gains were offset, in part, by a 1.9% decline in ARPU to $60.99 from $62.14 following proactive measures taken to match national price points for voice plans.
Operating Expense
     Operating expense increased $12.4 million, or 5.2%, to $253.7 million for the nine months ended September 30, 2008 from $241.3 million for the nine months ended September 30, 2007. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
     Wireline: Wireline expenses, which include local telephone, Internet, interexchange and cable systems operating cost increased $0.9 million, or 0.7%, for the nine months ended September 30, 2008 compared to the comparable period in 2007. The decrease is primarily attributable declines of $7.1 million in labor and $1.1 million in an affiliate B&C charges and $0.6 million in lower advertising costs associated with our DSL service. This decrease was offset, in part, by a $3.7 million increase in LD interstate COGS, a $1.3 million increase in ISP access and circuit expenses and $2.2 million in start up costs for our strategic long haul fiber investments, a net $1.0 million in net non-recurring expense benefits in the prior year, including a $1.8 million favorable settlement on a long term property tax dispute and a $0.8 million contingent liability charge on a vendor contract.
     Wireless: Wireless expense increased $10.1 million, or 18.9%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase is primarily attributable to $3.8 million in costs associated with backhaul costs for our expanded wireless footprint, an increase of $3.3 million in handset, accessory and data content expense, a $2.0 million increase in employee sales and service costs to support our growing customer base and a $0.3 million increase in regulatory surcharges.
     Depreciation and Amortization: Depreciation and amortization expense increased $0.8 million, or 1.5%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The change is primarily due to an increase in the number of asset classes reaching their maximum depreciable lives.
     Loss on disposal of assets: In the nine months ended September 30, 2008, we recorded a loss on disposal of assets of $0.8 million related to the termination of our satellite TV distribution agreement.
     Other Income and Expense: Other income and expense was a net expense of $23.4 million in the nine months ended September 30, 2008, an increase of 9.6% from the $21.3 million in the nine months ended September 30, 2007. The increase is primarily attributable to an increase in interest expense of $3.9 million associated with our new convertible debt instrument offset by a $0.6 million decrease in interest expense related to our 2011 notes which were paid in full in August of 2007, and an increase in $1.3 million of capitalized interest on our long-term construction projects. In addition, we recorded an impairment charge on our auction rate securities in the current period of $0.3 million.
     Income Taxes: In the nine months ended September 30, 2008, we recorded a tax expense of $6.6 million. There was no corresponding expense in 2007, other than $0.3 million of AMT, as prior to December 2007 we had fully reserved for the unused income tax benefit resulting from the consolidated loss incurred since our inception. Our estimated effective tax rate is 43.08%. At September 30, 2008 we had tax net operating loss carry forwards of approximately $127.3 million. Income tax expense will not involve a cash outflow, other than for AMT, until these NOLs are used.
     Net Income: The decrease in net income is primarily a result of the factors discussed above.
Liquidity and Capital Resources
Sources
     We have satisfied our cash requirements in the first nine months of 2008 for operations, capital expenditures and debt service primarily through cash on hand, internally generated funds and the net proceeds of our $125.0 million convertible debt offering. For the nine months ended September 30, 2008, our net cash flows provided by operating activities were $68.2 million. At September 30, 2008, we had approximately $71.3 million in net working capital, approximately $26.2 million in cash and cash equivalents and $57.4 million in restricted cash. We also had $45.0 million of remaining capacity under our revolving credit facility, representing 100% of available capacity.
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
Uses
     Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been and continue to be significant. We expect especially heavy capital expenditures to be made during 2008 to complete construction of our AKORN fiber facility. Cash out flows for capital expenditures for the nine months ended September 30, 2008 were $99.0 million. New capital acquisitions for 2008 totaled $106.9 million of which $74.6 million was expended on the build out of our AKORN facility. In addition, on October 30, 2008 we completed our acquisition of Crest, a company we acquired free of debt, for cash consideration of approximately $70.0 million (for further information, please see “—Acquisition of Crest”). We expect to make capital expenditures designed to upgrade and integrate Crest’s Northstar fiber facility with our AKORN facility and intrastate fiber network. Once completed, we will operate a fully redundant, path-protected fiber ring connecting our Alaska fiber network with the greater fiber infrastructure of the lower 48. We intend to fund future capital expenditures, including our completion of the AKORN facility, with cash on hand, access to our revolving credit facility and net cash generated from operations.
     Since October 28, 2004, we have paid quarterly dividends on our common stock. Based on current shares outstanding at October 20, 2008 of approximately 43.6 million shares, and our current annual dividend policy of $0.86 per share, maintenance of our current annual dividend policy would result in $37.5 million cash being paid to common stockholders over the next twelve months. Dividends on our common stock are not cumulative.
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
Acquisition of Crest
     On April 1, 2008, the Company and Crest entered into a Stock Purchase Agreement, pursuant to which the Company would purchase Crest. All regulatory approvals were received and the Company closed the transaction on October 30, 2008, acquiring Crest free of debt for cash consideration of approximately $70.0 million. On November 6, 2008 we had $9.7 million of the $70.0 million of cash consideration in an escrow account to be used for potential claims of misrepresentations, breach of warranties or covenants or for other indemnifications during the first eighteen months following the closing.
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
Legal and Regulatory Matters
     We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business, and have recorded litigation reserves of $0.4 million against certain claims and legal actions as of September 30, 2008. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress.
     On May 1, 2008, the FCC issued an order adopting an interim emergency cap on the amount of high-cost support that competitive eligible telecommunications carriers (“CETCs”) may receive. Although the order includes some limited exceptions for Alaska Native regions and tribal lands, the order may nevertheless adversely affect our potential to grow future CETC revenues.
     An interim cap on universal service support received by CETCs such as ACSW took effect on August 1, 2008. In the Order, the FCC adopted a limited exception to the cap for Alaska Native Regions and tribal lands that covered all ACSW’s service area. The intent of the exception was to provide uncapped support for the specified underserved areas. The exception language, however, is ambiguous and not yet effective ACSW and other impacted providers have asked the FCC for clarification. It is difficult to predict how or when the Commission will make the exception available to providers such as ACSW.
Employees
     As of September 30, 2008, we employed approximately 966 regular full-time employees, 14 regular part-time employees and 3 full-time temporary employees. Of these employees, approximately 77% are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Management considers employee relations to be good with both the represented and non-represented workforce.
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
Recently Issued Accounting Pronouncements
     In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on our results of operations, financial condition or liquidity.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2008, we had outstanding debt under our 2005 senior credit facility. This on-balance sheet financial instrument, to the extent it provides for variable rates of interest, exposes us to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under our 2005 senior credit facility. In order to manage this risk, we have entered into a series of floating-to-fixed interest rate swap agreements that effectively fix LIBOR on the entire outstanding balance on the 2005 senior credit facility. The term of these swap agreements ranges from December 2009 through December 2011. On April 8, 2008, we sold $125.0 million aggregate principal amount of our 5.75% convertible notes due 2013 in a private placement. The notes pay interest at a fixed rate and are subordinate to our obligations under our senior secured credit facility as well as certain hedging agreements and other secured debt available under the credit facility. For further information, see Note 5—Long-Term Obligations.
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
Changes in Internal Control over Disclosure and Reporting
     There were no changes to the Company’s internal control over financial reporting during the quarter ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
(a)	Exhibits:

3.1	Amended and Restated Bylaws of Alaska Communications Systems Group, Inc., effective September 12, 2008. (1)

10.1*	Amended and Restated Employment Agreement between Alaska Communications Systems Group, Inc., and Liane Pelletier entered into as of September 22, 2008. (2)

31.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Wilson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David Wilson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Form 8-K filed with the SEC on September 18, 2008.

(2)	Incorporated herein by reference to the Company’s Form 8-K filed with the SEC on September 26, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2008	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Liane Pelletier

Liane Pelletier
Chief Executive Officer,
Chairman of the Board and President

/s/ David Wilson

David Wilson
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)