Form 10-K
period 2008-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2009-03-09
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐          No ☑
     The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on June 30, 2008 was approximately $516 million computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended; nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
     As of February 20, 2009 there were outstanding 43,726,399 shares of Common Stock, $.01 par value, of the registrant.
Documents Incorporated by Reference
Portions of Registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on June 12, 2009 are incorporated by reference in Part III of this Form 10-K

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

PART I
Item 1. Business
Forward Looking Statements and Analysts’ Reports
          This Form 10-K and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “us”, the “Company” and “ACS Group”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-K under “Item 1A—Risk Factors” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):
•	our strongly competitive environment, which comprises national and local wireless and wireline facilities-based competitors;

•	our ability to complete, manage, integrate, market, maintain and attract sufficient customers to our Northstar and Alaska-Oregon Network (“AKORN”) long-haul fiber facilities and our ability to develop attractive integrated products and services making use of the facility;

•	the continued availability of financing in the amounts, at the terms, and subject to the conditions necessary, to support our future business;

•	our ability to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders;

•	rapid technological developments and changes in the telecommunications industries;

•	changes in revenue resulting from regulatory actions affecting inter-carrier compensation;

•	regulatory limitations on our ability to change our pricing for communications services;

•	possible widespread or lengthy failures of our system or network cables, particularly our non-redundant systems, including our primary fiber-link connecting Alaska and the lower 48 states, which would cause significant delays or interruptions of service and/or loss of customers;

•	other unanticipated damage to one or more of our high capacity cables resulting from construction or digging mishaps, fishing boats or natural disasters;

•	changes in revenue from Universal Service Funds (“USFs”);

•	the possible unavailability, beginning during the fiscal year 2009, of Statement of Financial Accounting Standard (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, to our wireline subsidiaries or other changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States;

•	changes in the demand for our products and services;

•	changes in general industry and market conditions and growth rates;

•	changes in interest rates or other general national, regional or local economic conditions;

•	governmental and public policy changes;

•	the success of any future acquisitions; and

•	the matters described under “Item 1A—Risk Factors”.
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
About ACS
          We believe we provide Alaska’s leading integrated communications services. We provide both wireline and wireless communications services throughout Alaska and we connect our networks to the lower 48 states via high-speed fiber optic cables. Our wireline business comprises one of the most expansive networks in Alaska. Our wireless business includes the largest third generation (“3G”) wireless network operating in Alaska today. Both segments rely on our highly skilled workforce of approximately 1,000 employees.
          ACS was incorporated in 1998 under the laws of the State of Delaware. We began doing business as ACS in May 1999 following our acquisition of the Anchorage Telephone Utility and CenturyTel’s Alaska assets.
          Our principal executive offices are located at 600 Telephone Avenue, Anchorage, Alaska 99503. Our telephone number is (907) 297-3000.
Business Segments
          We have two reportable business segments, wireline and wireless, which conduct the following principal activities:
•	Wireline: We provide communications services including voice, data, broadband, multi-protocol label switching (“MPLS”) services, network access, long distance and other services to consumers, carriers, businesses and government customers throughout Alaska and to and from Alaska.

•	Wireless: We provide wireless voice and data service and products and other value-added services and equipment sales across Alaska.
          For a detailed review of our financial performance and results of operations by business segment, see Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” — and Note 17—“Business Segments of our Consolidated Financial Statements”, each of which are incorporated herein by reference.
Wireline
          We provide voice, data, broadband, network access, long distance, and other advanced IP network services to consumers, carriers, businesses and government customers throughout Alaska and to and from Alaska. We provide telephone and high-speed Internet services to consumers in our wireline footprint. Our high-speed data network relies on advanced packet-based MPLS technology. Our MPLS network provides the framework for our “Metro Ethernet” service, which we market to medium and large businesses and government customers. Metro Ethernet offers our customers scalable, high-speed data and customized information technology products and services, as well as Internet connectivity.
     Interstate and Enterprise Products and Services
          During 2008, we acquired Crest Communications Corporation (“Crest”), and its extensive high-speed fiber optic cable system, which includes, Northstar, an undersea fiber system of approximately 1,900 miles with cable landing facilities in Whittier, Juneau, and Valdez, Alaska, and Nedonna Beach, Oregon. Crest’s system also includes terrestrial transport components linking Nedonna Beach, Oregon to the Network Operations Control Center (“NOCC”) in Hillsboro, Oregon and collocation facilities in Portland, Oregon and Seattle, Washington.
          We also have nearly completed construction of AKORN, a new state-of-the-art undersea fiber optic cable also connecting Alaska with the lower 48 states along a diverse path. We expect to commercially deploy AKORN in 2009.
          Lastly, we deployed redundant NOCCs in Alaska and the lower 48. We believe that these investments will allow us to offer enterprise customers virtually limitless bandwidth as well as collapsible ring protection designed to serve their most sensitive interstate data traffic requirements.

     In-State Products and Services
          We provide a broad array of robust in-state wireline communications services to our residential, business and enterprise customers, including voice, broadband data, network access, long distance and other communications products and services.
•	Voice services we offer include our local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services include caller ID, call waiting, return call and other enhanced telephony features.

•	Broadband, data and Internet services we offer include MPLS, Metro Ethernet, high-speed and scalable DSL.

•	Network access services are provided primarily to long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers.

•	Long distance services we offer include intrastate toll and interstate long distance voice and data services.
     Operations
          Our wireline segment comprises four lines of business which operate across our subsidiaries and focus on specific customer markets. We are not dependent on any single customer. Our retail line of business provides communications and information services to residential customers and businesses. These services include local and long distance telephone services, including voicemail, caller ID and call forwarding. We also offer retail broadband and Internet services. Our wholesale line of business serves competitive local exchange carriers (“CLECs”) by offering, for resale, our local exchange network, including unbundled network elements (“UNEs”). We also offer traditional data services in specific markets, such as private line, frame relay and ATM services, as well as MPLS services. Our network access line of business provides voice and data termination services through our local telephone facilities.
          Our enterprise line of business integrates the very best of our voice, data and Internet communications services and targets these combined services to medium and large business customers, multi-national corporations, municipal, state and federal governments, and other telecommunications carriers. Our enterprise line of business relies heavily on our ability to provide redundant high bandwidth data connections throughout Alaska and to the lower 48 states. We seek to provide these customers comprehensive, value-added services that make communications more secure, reliable and efficient.
     Competition
          The telecommunications industry is highly competitive. Factors contributing to the industry’s increasingly competitive market include regulatory changes, product substitution, technological advances, excess network capacity and the entrance of new competitors. In this environment, competition is based on price and pricing plans, the types of services offered, the combination of services into bundled offerings, customer service, the quality and reliability of services provided, and the development of new products and services. Current and potential competitors in telecommunication services include cable companies, wireless service providers, long distance companies, other local telephone companies, foreign telecommunications providers, electric utilities, Internet service providers (“ISPs”), Internet information providers and other companies that offer network services. Many of these companies have a strong market presence, including national and international presences, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth. For more information associated with the risks of our competitive environment, see “Item 1A—Risk Factors”.
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

     Long Distance Services
          We offer intrastate toll and interstate long distance services throughout Alaska. The RCA has jurisdiction over intrastate long distance services and the FCC has jurisdiction over interstate long distance services. For further information, see the section “Regulation” below. A number of our major competitors in the long distance business have strong brand recognition and existing customer relationships, making for a very competitive environment. For further information on our competitive environment, see “Item 1A—Risk Factors”.
     Network
          We serve approximately 201,000 access lines in Alaska. We continue to upgrade our network in order to provide more customers with broadband capabilities. Our fiber network, which is extensive within Alaska’s urban areas and connects the primary areas of Anchorage, Fairbanks and Juneau with each other and the lower 48 states, offers us the opportunity to provide our customers with improved network reliability and speed for voice and data applications. We own and operate the most expansive IP networks in Alaska using MPLS technology. We provide voice, data, and Internet service to all of the major population centers in Alaska.
          Following our 2008 acquisition of Crest, we own and operate an undersea fiber system of approximately 1,900 miles with cable landing facilities in Whittier, Juneau, and Valdez, Alaska, and Nedonna Beach, Oregon. Crest’s system also includes terrestrial transport components linking Nedonna Beach, Oregon to the Network Operations Control Center in Hillsboro, Oregon and collocation facilities in Portland, Oregon and Seattle, Washington. Further, we expect to invest in the technology and services needed to provide the full range of managed services that enterprise customers expect. In addition, we have nearly completed construction of AKORN, a new state-of-the-art undersea fiber optic cable connecting Alaska with the lower 48 along a diverse path. We expect to commercially deploy AKORN in 2009.
Wireless
          Our wireless segment provides facilities-based voice and data services statewide. We operate the largest 3G wireless network in Alaska.
     Operations
          We provide wireless voice and data services across an extensive statewide 1xRTT CDMA and EVDO Rev A wireless network. In addition, through roaming agreements with major U.S. and Canadian carriers we provide our customers a range of services and coverage throughout the lower 48 states, Hawaii and Canada.
     Competition
          We face strong competition in our wireless market. Other wireless providers, including other cellular and PCS operators and resellers, serve each of the markets in which we operate. We compete primarily against three other facilities-based wireless service providers: at&t, Inc. (formerly Dobson), General Communications, Inc. (“GCI”) and Alaska Digitel. During 2008, GCI, our primary wireline competitor and owner of Alaska Digitel, aggressively built out its 3G in-state wireless network. We expect at&t to deploy 3G equipment in Alaska during 2009. GCI also provides GSM based wireless services under its own brand name.
          Our pricing structure is competitive with at&t. However, Alaska Digitel and GCI compete heavily on price. Alaska Digitel currently offers many wireless services at prices lower than we do.
          We expect competition for both customers and network usage to intensify as a result of the higher penetration levels, the development and deployment of new technologies, the introduction of new wireless and fixed line products and services, new market entrants, the availability of additional spectrum, both licensed and unlicensed and regulatory changes. For example, we face increased competition as a result of the use of other high-speed wireless technologies, such as Wi-Fi and WiMAX, which are being deployed or proposed, to meet the growing customer appetite for wireless communications in fixed, nomadic and fully mobile environments. Additionally, as wireless data proliferates, content is becoming an increasingly significant factor in the appeal of these services. This may give content providers and other participants in the wireless value chain opportunities for increased leverage and/or opportunities to compete for wireless data revenues.
          We believe that the following are the most important competitive factors in our industry:
•	Network reliability, capacity and coverage: Lower prices, improved service quality and new service offerings have led to increased network usage. As a result, the ability to keep pace with network capacity needs and offer highly reliable coverage through one’s own network is important. We have an extensive network, but we continue to look for opportunities to enhance our network and improve coverage and network quality. Our competitors are doing the same.

•	Pricing: Service and equipment pricing is an important area in which wireless carriers compete. Strong competition has resulted in the marketing of minutes-sharing plans, free mobile-to-mobile calling, and offerings of larger bundles of included minutes or unlimited minutes at fixed price points, with no roaming or long distance charges. We seek to compete in this area by offering our customers services based on the specific needs of Alaskans.

•	Customer service: Quality customer service is essential to ensure that we can obtain new customers and retain existing customers. We believe that the quality of our customer service is a key factor in retaining our customers and in attracting both new to wireless customers and those customers of other carriers who want to switch their wireless service. Our competitors also recognize the importance of customer service and are focusing on improving the customer experience.

•	Product Differentiation: As wireless technologies develop and wireless broadband networks proliferate, continued customer and revenue growth will be increasingly dependent on the development of new and differentiated products and services. We are committed to providing customer solutions through the development and rapid deployment of new and innovative products and services.

•	Sales and Distribution: Key to achieving sales success in the wireless industry is the reach and quality of sales channels and distribution points. We believe that the optimal mix of direct and indirect distribution channels is an important ingredient in achieving industry leading profitability. A goal of our distribution strategy is to increase sales through our company operated stores and our business sales team, as well as through telemarketing and web-based sales and fulfillment capabilities. Supplementing this is an indirect distribution network of retail outlets and prepaid replenishment locations.
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
     Network
          A key part of our business strategy is to provide high network reliability. We believe that network reliability is a key differentiator in our market and a driver of customer satisfaction. Consistent with this strategy, we continue to strategically expand and upgrade our network in an effort to provide sufficient capacity and seamless and superior coverage and reliability throughout our licensed area. We conduct systematic “drive tests” of our network to assess the number of blocked and dropped calls as compared to our competitors, and we market those results. Our network is among the most extensive in Alaska with our network covering approximately 84% of Alaska’s population and supporting approximately 150,000 subscribers, as of December 31, 2008. We aim to provide our customers consistent features and high quality service, regardless of location.
     Network Technology
          Our primary network technology platform, 1xRTT code division multiple access (“CDMA”), a wireless technology developed by Qualcomm as part of its family of technologies known as CDMA2000, is presently deployed in virtually all of our cell sites. 1xRTT increases the voice traffic capacity available to us and provides increased data speeds. Further, 1xRTT is a modular infrastructure upgrade that has proven to be cost-efficient and practical for rapid deployment. In addition to 1xRTT, in 2004 we began deploying evolution data optimized (“EVDO”), a 3G, packet-based technology that follows the CDMA2000 technology path. As with 1xRTT, we have been able to implement EVDO, including, most recently, EVDO, Rev. A, by changing and/or adding modular components and software in our network. EVDO and EVDO, Rev. A service, which we brand and market as “Mobile Broadband”, is available in our major markets and in Alaska’s North Slope, which is home to Alaska’s largest oil fields. Our competitors are also building out their 3G networks.
     Spectrum
          We have licenses to provide mobile wireless services on the 800-900 MHz and 1800-1900 MHz portions of the radio spectrum. Collectively, these licenses cover virtually all of Alaska. The 800-900 MHz portion is used to provide digital cellular voice and data services, while our 1800-1900 MHz portion provides all-digital PCS voice and data services. During 2008, we also acquired a license for Advanced Wireless Spectrum in the 1710-1755/2110-2115 MHZ band from AWS Wireless, Inc.
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
•	Voice services: We offer a variety of packages for voice services predominantly offered on a postpaid basis with a contract term. Specifically, we offer plans which provide a choice in amounts of bundled minutes or unlimited minutes together with no roaming or long distance charges for calls on our network and the networks of our roaming partners in the rest of the U.S. and Canada; family/small group and shared minute plans for multiple-user households and small businesses; and plans targeted to larger business accounts. We also offer bundled minutes or unlimited minutes plans that target customers needing Alaskan coverage only. Generally, our competitors do the same. In addition, we offer a prepaid product that enables individuals to obtain wireless voice services without a long-term contract by paying in advance.

•	Data services: We continue to expand our 3G wireless data, messaging and multi-media offerings for both consumer and business customers.
      Devices
          We offer wireless devices by a number of manufacturers that complement our focus on high quality service and an optimal user experience. Most of the wireless devices that we offer are EVDO-enabled, and all of them are compatible with our 1xRTT network. In addition, the handsets that we offer are headphone/earphone compatible and, all of them, through GPS functionality, are compliant with the FCC’s Enhanced 911 (“E-911”) requirements.
     Marketing
          Our marketing strategy targets customers’ needs, promotes our brand, cross markets, and in some cases, bundles our wireline products. Our marketing efforts are focused on a coordinated program of television, print, radio, signage, Internet and point-of-sale media promotions.
     Sales and Distribution Channels
          Our sales strategy combines direct and indirect distribution channels in order to increase customer growth while reducing customer acquisition costs.
          Our company operated stores are a core component of our distribution strategy. Our experience has been that customers entering through this direct channel are generally higher value customers who generate higher revenue per month on average and are less likely to cancel their service than those who come through other mass-market channels. We had 15 company operated stores and kiosks as of December 31, 2008. In addition, our direct channel also includes our business sales organization, which is focused on supporting the needs of larger business customers.
     Customer Service, Retention and Satisfaction
          We believe that quality customer service increases customer satisfaction, which reduces churn, and is a key differentiator in the wireless industry. We are committed to providing high quality customer service, investing in loyalty and retention efforts and continually monitoring customer satisfaction in all facets of our service.
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
Employees
          As of January 31, 2009, we employed 967 regular full-time employees, 13 regular part time employees and 2 temporary employees. Approximately 76% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Management considers employee relations to be satisfactory. However, our Master Collective Bargaining Agreement with the IBEW, as amended, that governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska will expire on December 31, 2009. We expect to conduct extensive negotiations with the IBEW during 2009. These negotiations may strain our labor relations and we do not know whether we will complete negotiations on or before the term of our collective bargaining agreement expires.

Website Access to Reports
          Our investor relations website Internet address is www.alsk.com. The information on our website is not incorporated by reference in this annual report on Form 10-K. We make available, free of charge, on our investor relations website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”).
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
          In this section, “Regulation”, we refer to our LEC subsidiaries individually as follows:
•	ACS of Anchorage, Inc. (“ACSA”);

•	ACS of Alaska, Inc. (“ACSAK”);

•	ACS of Fairbanks, Inc. (“ACSF”); and

•	ACS of the Northland, Inc. (“ACSN”).
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
          At the federal level, the FCC generally exercises jurisdiction over services of telecommunications common carriers that provide, originate or terminate interstate or international communications and related facilities. The FCC does not directly regulate information services and has preempted inconsistent state regulation of information services. Our wireless services use FCC radio frequency licenses and are subject to various FCC regulations, including E-911 and number portability requirements.
          The RCA generally exercises jurisdiction over services and facilities used to provide, originate or terminate communications between points in Alaska. In addition, pursuant to the local competition provisions of the Communications Act of 1934, as amended by the Telecommunications Act of 1996 (“Communications Act”), federal and state regulators share responsibility for implementing and enforcing certain pro-competitive policies.
          Local governments often regulate the public rights-of-way necessary to install and operate networks. These local governments may require communications services providers to obtain licenses or franchises regulating their use of public rights-of-way, and may require carriers to obtain construction permits and abide by building and land use codes.
      Federal regulation
          We must comply with the Communications Act and regulations promulgated thereunder, which require, among other things, that communications carriers offer interstate services at just, reasonable and nondiscriminatory rates and terms. The amendments to the Communications Act added provisions intended to promote competition in local telecommunications services by removing barriers to entry, imposing obligations to offer to competing carriers interconnection and non-discriminatory access to certain facilities and services designated as essential for local competition, and making universal service support explicit and portable, and to lead to deregulation as markets become more competitive.
          Interconnection with local telephone companies and access to other facilities
          In order to ensure access to local facilities and services at reasonable rates, the Communications Act imposes a number of requirements on LECs. Generally, a LEC must: not prohibit or unreasonably restrict the resale of its services; provide for telephone number portability, so customers may keep the same telephone number if they switch service providers; ensure that customers are able to route their calls to telecommunications service providers without having to dial additional digits; provide access to their poles, ducts, conduits and rights-of-way on a reasonable, non-discriminatory basis; and, when a call originates on its network, compensate other telephone companies for terminating or transporting the call.
          Most incumbent LECs (“ILECs”) have the following additional obligations under the Communications Act: negotiate in good faith with any carrier requesting interconnection; provide interconnection for the transmission and routing of telecommunications at any technically feasible point in its network on just, reasonable and non-discriminatory rates, terms and conditions; provide access to UNEs, such as local loops and trunks, at non-discriminatory, cost-based rates, to competing carriers that would be “impaired” without them; offer retail local telephone services to resellers at discounted wholesale rates; provide notice of changes in information needed for another carrier to transmit and route services using its facilities; and provide, at rates, terms and conditions that are just, reasonable, and non-discriminatory, physical collocation, which allows a CLEC to install and maintain its network termination equipment in an ILEC’s central office, or to obtain functionally equivalent forms of interconnection.
          Our ACSN ILEC subsidiary enjoys a statutory exemption as a rural carrier from the requirements imposed on most ILECs to provide UNEs to a CLEC. The RCA may terminate the exemption if it determines that interconnection is technically feasible, not unduly economically burdensome and consistent with universal service. Although the RCA has not terminated ACSN’s UNE exemption, the RCA granted GCI, subject to certain conditions, approval to provide local exchange telephone service in the Glacier State study area and Sitka exchange of ACSN on its own facilities. Other than the City of Sitka, all other exchanges in the Sitka study area remain non-competitive at this time. New facilities-based local exchange service competition may reduce our revenues and returns.
          To implement the interconnection requirements of the Communications Act, the FCC adopted rules requiring, among other provisions, that ILECs price UNEs based on forward-looking economic costs using the total element, long run incremental cost methodology. In September 2003, the FCC began a reexamination of its pricing standard for UNEs, and may reconsider other aspects of its UNE rules.
          On December 28, 2006, the FCC conditionally and partially granted ACSA forbearance from the obligation to lease UNEs to our competitors at regulated rates. This forbearance was limited to five wire centers within the Anchorage service area of ACSA. Even where relief was granted, however, the FCC has required ACS to lease loops and sub-loops at commercially negotiated rates, or if there is no commercial agreement, at the rates for these UNEs in Fairbanks. As a result of this decision, on March 15, 2007, ACSA, ACSAK, ACSF and ACSN entered into a five year global interconnection and resale agreement with GCI governing the provision of UNEs and other services.
          Congress may consider legislation that may further modify the interconnection requirements under the Communications Act, and the FCC and the RCA frequently consider modifications of their rules. We cannot predict the outcome of any such action taken by the Congress, the FCC or the RCA.
          Interstate access charges
          The FCC regulates the prices that ILECs charge for the use of their local telephone facilities in originating or terminating interstate transmissions. Our ILECs’ interstate “access charges” are usually developed using a cost-of-service methodology, based on our authorized maximum rate of return. The National Exchange Carrier Association (“NECA”) develops averaged access rates for participating ILECs, including our ILECs, based on the costs of these carriers. Three of the ACS LECs participate in NECA’s tariff for non-traffic sensitive costs, which are primarily loop costs. These same three LECs also participate in NECA’s traffic sensitive access tariff which covers primarily switching costs. ACSA no longer participates in the NECA pooling process and has developed and filed its own FCC tariff for both traffic sensitive and non-traffic sensitive access services. Participants in a NECA tariff charge averaged access rates, pool their revenues, and distribute the revenues on the basis of each individual carrier’s costs. The NECA tariffs reduce the cost burden on individual ILECs of filing tariffs and also spread some of the risks of providing interstate access services.
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
          In October 2008, we filed a petition for waiver of certain FCC rules in order that all of the ACS ILECs’ interstate prices may be regulated under price-cap regulation rather than rate-of-return regulation, and the ACS ILECs may retain their interstate common line support at the disaggregated per line levels they were receiving in 2008. If the petition is granted, the remaining ACS ILECs would withdraw from the NECA pools, and the traffic sensitive charges of some of the ACS ILECs would likely be lowered over time. ACS has requested that the waivers be granted in time for ACS to file a price-cap tariff effective as of July 1, 2009. at&t and GCI filed comments but neither opposed the petition. The petition remains pending before the FCC.
          The FCC is currently considering various proposals for further reform of inter-carrier compensation. Reform proposals now under consideration include a proposed exemption for service providers in Alaska (as well as Hawaii and U.S. Territories), which if adopted could exempt such providers from all or some of any new inter-carrier compensation requirements. The FCC ultimately implements for the rest of the industry. These proposals may result in the elimination of interstate and intrastate access charges paid by long distance carriers, and the requirement that carriers such as ACSA, ACSF, ACSAK and ACSN recover those interstate and intrastate costs from a combination of end-user charges and universal service support. We cannot predict what changes the FCC may adopt or when they may adopt them.
          Since 2001, the FCC has been examining aspects of the regulatory framework applicable to interstate special access services provided by price-cap LECs. In particular, the FCC has considered reform of the appropriate rate levels and rate structures for such services; the FCC also has considered whether and to what extent it should retain or modify its special access pricing flexibility rules, pursuant to which price-cap carriers may request authority to provide special access services using more flexible contract tariffs as opposed to standardized tariffs. If the FCC grants the waiver petition discussed above such that ACS becomes a price-cap company, any reforms that the FCC adopts as a part of that ongoing special access proceeding could affect ACS’s revenues in ways that we cannot currently predict.
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
          USF disbursements may be distributed only to carriers that are designated as “eligible telecommunications carriers” (“ETCs”) by a state regulatory commission. All of the ACS ILECs are ETCs in Alaska. In May 2001, the FCC adopted a proposal from the Rural Task Force to reform universal service support for rural areas. As adopted, for an interim period, eligible rural carriers will continue to receive support based on a modified embedded cost mechanism. While the modified embedded cost mechanism remains in place, the FCC has indicated that it will develop a comprehensive plan for high-cost support mechanisms for rural and non-rural carriers which may rely on forward-looking costs.
          On May 1, 2008, the FCC adopted an interim, emergency cap on the amount of high-cost support that competitive ETCs may receive, pending the FCC’s adoption of comprehensive reform. Such support for each state was capped at the level of support that competitive ETCs (“CETCs”) were eligible to receive during March 2008 on an annualized basis. The cap became effective on August 1, 2008 and is expected to constrain growth in the total amount of high-cost support available to competitive ETCs.
          In its May 1, 2008 Order, the FCC also included an exception from the interim cap for CETCs that serve tribal lands or Alaska Native Regions. All of ACS Wireless, Inc.’s service area is located in Alaska Native Regions. CETCs serving those areas may elect to continue to receive uncapped high-cost support for eligible lines except that uncapped support was limited to “one payment per each residential account”. The ambiguous wording of the exception led to differing interpretations. ACSW, GCI, and Matanuska Telephone Association (“MTA”) have jointly requested that the FCC clarify that CETCs electing the exception are to receive uncapped support for all eligible lines served in tribal lands and Alaska Native Regions. On March 4, 2009 the FCC adopted an Order granting this request. The practical effect of the Order is to remove the cap on USF support for CETC’s on tribal lands and in Alaska.

          The FCC is still considering a number of other long-term revisions to the distribution mechanisms for universal service support. The proposals under consideration include eliminating the “identical support” rule that permits competitive carriers (such as our subsidiary ACS Wireless, Inc. and our wireless competitors) to apply for funding based on the support received by the ILEC. The FCC has proposed requiring competitive carriers to justify support based on some measure of their own costs or on a model. The FCC also has proposed reforms that could affect the amount of funding for ILECs, including using “reverse auctions” to determine one or more recipients of high-cost support in any geographic area based on the lowest bidder for that support. These potential reforms include a proposed exemption for service providers in Alaska (as well as Hawaii and U.S. Territories), which if adopted could exempt such providers from all or some of any new high-cost support requirements the FCC ultimately implements. These and other proposed rule changes could reduce our support in the future, reduce the support available to our competitors, or provide for new support, such as for broadband services. In addition, members of Congress have indicated that they may seek enactment of legislation addressing universal service reform, including legislation to limit growth of explicit universal service support funds. We are unable to predict whether and to what extent we would be eligible to receive any federal high-cost support under a revised support mechanism.
          Under current FCC regulations, the total amount of federal USF available to all ILEC ETCs is subject to a yearly cap. In any year where the cap is reached, the per access line rate at which ILECs can recover USF payments may decrease. In each of the last few years, the cap has effectively decreased USF payments.
          Federal universal service contributions
          The FCC is currently considering revisions to the current mechanism for funding universal service. Today, our operating subsidiary companies are required to contribute to the federal USF a percentage of their revenue earned from interstate and international services. The FCC is considering whether to replace this funding mechanism with one based on flat-rated, per line contributions, capacity-based contributions, or some combination of these or other proposals. We cannot predict how the outcome of this proceeding may affect our contribution obligations.
          Interstate long distance services
          FCC regulation of the rates, terms or facilities of our interstate long distance services is relatively light. However, we must comply with the general requirement that our charges and terms be just, reasonable and non-discriminatory. Also, we must comply with FCC rules regarding unauthorized switching of a customer’s long distance service provider, or slamming. The FCC has levied substantial fines on some carriers for slamming. In addition, we must post the rates, terms and conditions of its service on our Internet website and engage in other public disclosure activities.
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
          Broadband and Internet services
          We provide broadband Internet access services as an ISP. The FCC has classified such services as information services, so they are not subject to many of the regulatory obligations that are imposed on common carriers. Additionally, the FCC generally has preempted state and local regulation of information services. The FCC has, however, concluded that broadband Internet access providers must comply with the Communications Assistance for Law Enforcement Act (“CALEA”).
          The FCC has imposed particular regulatory obligations on Internet protocol (IP)-based telephony. The FCC has determined that interconnected voice-over-IP (“VoIP”) providers must comply with: (i) requirements to provide E-911 emergency calling capabilities; (ii) certain disability access requirements; (iii) the FCC’s rules protecting customer proprietary network information (“CPNI”); (iv) local number portability (“LNP”) requirements; (v) regulatory fee obligations; (vi) obligations under CALEA and (vii) the obligation to contribute to USF.
          Additional rules and regulations may be extended to the Internet in the future. A variety of proposals are under consideration in federal and state legislative and regulatory bodies. We cannot predict the outcome or the impact of pending or future proceedings.
          Recently, the FCC and lawmakers have considered several proposals to adopt requirements for non-discriminatory treatment of traffic over broadband networks, often referred to as “net neutrality”. The FCC has released a statement of principles favoring customer choice of content and services available over broadband networks. It also has sought comment on industry practices in connection with this issue and pursued some enforcement action in this area. There may be new legislation or further FCC action to address access to the Internet or create disclosure requirements of ISPs as to treatment of Internet traffic. We cannot predict the impact of any such actions on our results or operations.
          In October 2005, the FCC determined that ILECs are no longer required to lease high-speed Internet access service transmission capability to their competitors and re-affirmed its finding that provision of high-speed transmission service bundled with Internet access services is an information service not subject to common carrier regulation, whether that access is provided via cable modem, DSL services or otherwise. This ruling gives us more flexibility in how we offer and price our DSL services. However, for carriers subject to rate-of-return regulation, like the ACS ILECs, the FCC left uncertain whether loop cost allocations would change if they decide to offer the underlying transmission capability on a non-common carrier basis. We currently provide high-speed Internet access transmission capability on a common carrier basis under a stand-alone FCC tariff for ACSA and the NECA tariff for our non-Anchorage LECs. We are considering whether to offer it as non-common carrier service, and if the FCC grants our price cap petition, it may facilitate that decision.
          On August 20, 2007, the FCC granted ACSA forbearance from applying common carrier regulation to certain broadband services sold to larger business customers, subject to a condition to develop a plan for allocating costs between rate-of-return regulated services and the non-regulated broadband services. This ruling gives us more flexibility in how we offer and price certain broadband services, and we are considering how to implement this ruling.
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
          Federal law preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio services (“CMRS”) which includes personal communications services and cellular services. The FCC does not regulate such rates; however, the FCC imposes a variety of other regulatory requirements on CMRS operators. For example, CMRS operators must be able to transmit 911 calls from any qualified handset without credit check or validation and are required to provide the location of the 911 caller within an increasingly narrow geographic range. CMRS operators are also required to provide 911 service for individuals with speech and hearing disabilities, or TTY service. Consistent with FCC orders, all new ACSW handset activations have been location-capable since January 1, 2006. Further, ACSW met the FCC’s deadline of having 95% of all subscribers using location-capable handsets prior to January 31, 2007.
          In March 2008, the U.S. Court of Appeals for the District of Columbia Circuit stayed a November 2007 FCC order requiring that wireless carriers meet E-911 location accuracy standards at a smaller, geographic level, the serving area of the Public Safety Answering Point, that may make compliance more difficult to achieve for some carriers. On July 31, 2008, the FCC asked the Court to remand the case so that it could re-evaluate the rules in response to proposals that it measure E-911 location accuracy compliance at the county level. The FCC then asked for comments on these proposals. We are awaiting further FCC action. Compliance may still be more difficult for smaller and rural carriers even under the revised proposals. We cannot predict the outcome of this proceeding or its impact on ACSW.
          The FCC also requires that if a LEC customer wants to retain a telephone number while changing to a CMRS service provider (such as ACSW), the LEC must have the capability to allow this wireline-to-wireless number portability within six months of a bona fide request, where the requesting CMRS carrier’s coverage area overlaps the geographic location of the LEC rate center to which the number is assigned unless the LEC can provide specific evidence demonstrating that doing so is not technically feasible. These number portability rules are expected to increase the level of competition among CMRS service providers, but also to increase the ability of CMRS providers to win customers from LECs. This rule has had little impact on our LECs, but we cannot predict the net impact of these rules on us over the long-term.
          Other federal regulations
          We are subject to various other federal regulations and statutes, including those concerning the use of CPNI in marketing services. CPNI generally includes information a carrier has regarding the telecommunications services to which its customer subscribes and the customer’s use of those services. The FCC limits the ways in which carriers may use or disclose

CPNI and specifies what carriers must do to safeguard CPNI. The FCC has recently adopted amendments to strengthen its rules governing carrier use and disclosure of CPNI.
          Other FCC initiatives that may impact our regulated subsidiaries include implementing capabilities pursuant to CALEA to be used by law enforcement officials in executing court authorized electronic surveillance, access to poles, ducts, conduits and rights-of-way, Truth-in-Billing requirements, Equal Employment Opportunity reporting, hearing aid compatibility requirements and anti-slamming rules. We must obtain FCC approval before we transfer control of any of our common carrier subsidiaries or our radio frequency licenses or authorizations, make such an acquisition or discontinue an interstate service. These requirements may impose costs on us and limit our business opportunities.
     State regulation
          Telecommunication companies are required to obtain certificates of public convenience and necessity from the RCA prior to operating as a public utility in Alaska. The RCA must approve amendments to and transfers of such certificates. In addition, RCA approval is required if an entity acquires a controlling interest in any of our certificated subsidiaries, acquires a controlling interest in another intrastate utility or discontinues an intrastate service. The RCA also regulates rates, terms and conditions for local, intrastate access and intrastate long distance services, supervises the administration of the Alaska Universal Service Fund (“AUSF”) and decides on ETC status for purposes of the federal USF. Furthermore, pursuant to the Telecommunications Act and the FCC’s rules, the RCA decides various aspects of local network interconnection offerings and agreements.
          Interconnection
          The Telecommunications Act specifies that resale and UNE rates are to be negotiated among the parties subject to approval by the state regulatory commission or, if the parties fail to reach an agreement, arbitrated by the state regulatory commission. The ACS LECs have entered into interconnection agreements with a number of entities including TelAlaska Long Distance, Inc.; GCI; at&t; Alaska DigiTel; Alaska Wireless Communications; Bandwidth.com; Clearwire Telecommunications Services, Inc. and ACSW. In addition, ACSW has entered in to agreements with entities including KPU Telecommunications; Alaska Telephone Company; Arctic Slope Telephone Association Cooperative, Inc.; Matanuska Telephone Association; Mukluk Telephone Company, Inc. and the ACS LECs, to provide service in their study areas.
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
          The RCA has defined most of the ACS LEC markets as “competitive local exchange markets” and designated the ACS LECs as non-dominant carriers in all areas except the rural communities outside the City of Sitka, in the Sitka study area (“Sitka Bush”). Consequently, non-dominant ACS LECs serving competitive exchanges have access to relaxed tariff filing rules that allow retail offers to be introduced to the market without advance public notice or RCA approval in all areas except Sitka Bush.
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

          The RCA requires an ILEC to exit the AECA pool and to file separate, individual company access charge tariffs when a competitor enters its service area. These tariffs are based on the ILEC’s most recently approved stand-alone revenue requirement. ACSN was our last ILEC to exit AECA. Prior to formal exit, AECA administered ACSN’s intrastate access tariff, but ACSN had already implemented a stand-alone rate. In March, 2008, the RCA re-affirmed that it would continue to require ILECs in competitive markets to exit the AECA pool. In June 2008, the RCA accepted ACSN’s stipulation allowing it to fully exit the pool. ACSN now operates under a price capped individual access tariff.
          Following up on its March 2008 order, the RCA asked for comment on access regulation changes that would shift LECs’ recovery of access costs from long distance carriers to consumers. The RCA proposed to reduce one long distance carrier access charge and cap LECs’ monthly access revenues from that charge at $6 per line. To offset lost revenue, the RCA proposed increasing the access fee charged directly to consumers to $4 per line and tapping the state USF, as discussed below. The RCA is no longer considering increasing the customer access charge, but may still reduce the long distance carrier access charge. As another option, the RCA proposed allowing carriers that may be required to leave the State access charge pool to continue to participate in the AECA tariff, but on a stand-alone basis. The order emphasized that the RCA remains open to alternative proposals. The RCA’s proposed changes could impact the ACS LECs’ access revenue levels in ways that we currently cannot predict.
          Alaska Universal Service Fund
          The RCA has established a state universal service fund, (“AUSF”). The AUSF serves as a complement to the federal USF, but must meet federal statutory criteria concerning consistency with federal rules and regulations. Currently, the AUSF supports a portion of certain higher cost carriers’ switching costs, the costs of lifeline service (which supports rates of low income customers), and a portion of the cost of Public Interest Pay Telephones. The RCA has adopted regulations that limit high-cost switching support to local companies with access lines of 20,000 or less. This change has eliminated the switching support that our rural ILECs received.
          As part of its intrastate access reform, the RCA is considering whether to provide AUSF support to high-cost, rural LECs to offset access revenue losses. It has also initially proposed expanding the function of the AUSF to support high-cost interexchange facilities of long distance carriers. However, further consideration of interexchange support has been deferred to a future proceeding. Any offsets of reduced access charges would come from the AUSF because the RCA has decided against increasing the customer access charge. Both proposals are designed to reduce pressure on in-state toll rates. It is difficult to predict whether the RCA will move forward on these reforms, particularly since the FCC is considering reforms at the same time that could shift more universal service burden to the states.
          ETC Determinations
          The RCA granted GCI’s request that it be designated an ETC in the Anchorage, Fairbanks, Juneau, Eielson, Fort Wainwright and Glacier State areas, all of which are currently served by our subsidiaries. Further, ACSW has been granted ETC status in the MTA, ACSF, ACSA, ACSAK-Juneau, ACSN-Glacier State, Copper Valley and KPU Telecommunications study areas. On September 11, 2007, the RCA denied ACSW’s request for ETC status in the areas served by Alaska Telephone Company and Cordova Telephone Cooperative, Inc., without prejudice to re-filing.
          In January, 2008, GCI applied for ETC status in the area served by Mukluk Telephone Company (Nome and surrounding areas) using a hybrid approach incorporating both wireless and fixed wireless (CLEC) technologies. A common carrier designated as an ETC must offer services supported by federal universal service mechanisms throughout the ETC service area either by using its own facilities or a combination of its own facilities and resale of another carrier’s services. The RCA rejected GCI’s request for a single designation and treated its filing as two separate applications. The RCA granted GCI ETC status for its wireless service but denied it ETC status for its wireline and fixed wireless service. It instructed GCI to request a declaratory ruling from the FCC to resolve unanswered questions regarding the capabilities and appropriate jurisdictional classification of GCI’s fixed wireless service. GCI subsequently withdrew its ETC application for fixed wireless. The RCA’s ruling could impact the level of universal service funding available to our competitor.
          In August 2008, the RCA adopted regulations governing the state process for obtaining and maintaining designation as an ETC that were based in part on the FCC’s minimum ETC requirements. The rules added new requirements for ETCs, including that they will have to strengthen emergency back-up capability, provide detailed plans showing how they will serve the entire service area over time, and file periodic reports showing progress on meeting network development plans for each community. The rules will apply to carriers already designated as ETCs, as well as new ETCs. An ETC may lose its ETC status or USF support if it fails to follow its network build-out and service commitments.

          Other state regulations
          In 2007, the Commission adopted standards related to E-911 service for multi-line telephones. The rules do not impose any new obligations on local exchange carriers. The owners of the multi-line telephones, such as hotels or motels, will be responsible for changes in their systems, so that 911 callers can be identified more accurately.
      Local Service
          ACSN serves approximately 200 customers in very remote parts of Alaska through fixed wireless service. Several consumers in two remote southeast locations, South Thorne Bay and Klawock on Prince of Wales Island (PWI), had complained to the RCA about the quality of service provided by the time division multiple access (“TDMA”) facilities. The RCA opened a docket to formally investigate those complaints and has received similar criticisms from other local customers in the area. Over the last year, ACSN upgraded its fixed wireless service from TDMA to a more advanced CDMA platform. The RCA is planning a hearing to allow ACSN to respond to the consumer complaints, now that its CDMA conversion is complete. The RCA may question ACSN on whether its CDMA upgrade has addressed some of the consumer problems, whether ACSN should extend its wireline network to these customers, and whether its fixed wireless service complies with the State Telecommunications Modernization Plan which requires local companies to meet certain technology standards (e.g. data speeds) and other service quality regulations. ACSN had used fixed wireless technology because these customers were in difficult to serve areas. It is not possible to predict the outcome of this proceeding at this time.
Item 1A. Risk Factors
          We face a variety of risks that may affect our business, financial condition and results of operations, some of which are beyond our control. The risks described below are not the only ones we face and should be considered in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. Additional risks and uncertainties not known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed.
Risks Relating to the Industry in Which We Compete
The telecommunications industry is extremely competitive, particularly in Alaska, and we may have difficulty competing effectively for share in generally small markets.
          The telecommunications industry in Alaska is extremely competitive, and providers compete for a small number of customers in small markets. We face competition in each of our wireless and wireline markets. Competitors in our markets:
•	reduce our customer base;

•	require us to lower rates and other prices in order to compete;

•	require us to invest in new facilities and capabilities;

•	increase our marketing expenses and require us to use discounting and promotional campaigns that adversely affect our margins; or

•	otherwise lead to reduced revenues, margins and returns.
          Our principal wireless competitors are at&t, GCI and its subsidiary Alaska Digitel. at&t is one of the largest wireless service providers in the U.S. In addition, at&t has more Alaskan customers than we do. at&t, and to some extent GCI, have greater access to financial, technical and other resources than we do. Further, at&t may have greater access to consumer devices, and greater market power to obtain these devices on more favorable terms, than we do. at&t, thus, might be able to offer lower prices, additional products, services, features or other incentives that we cannot match or offer. GCI and Alaska Digitel compete primarily on price, and their pricing may be perceived as lower than ours. Larger competitors, especially at&t may be in a position to respond more quickly to new technologies and be able to undertake more extensive marketing campaigns. Moreover, at&t operates its own nationwide network, whereas we rely on roaming agreements with other carriers to provide coverage outside Alaska. Our reliance on these agreements could adversely affect our ability to maintain competitive pricing, which would have a material adverse effect on our financial results.
          Our principal wireline competitor is the dominant cable television provider in Alaska. In consumer markets, GCI attempts to use its dominant cable television position by bundling its cable services with competitive telephony services, which are often based on leases of our facilities. We do not offer television service, and, thus, are unable to offer competing bundles. In addition, GCI has aggressively deployed cable telephony in order to move its telephone customers off of our network and onto its own cable system. Significant, continued, migration of customers would result in a significant reduction of revenue for us. In addition, GCI holds a dominant position in the current long-haul voice and data markets, where it owns and operates two of the three existing undersea fiber optic cables connecting Alaska to the lower 48 and has a number of significant contracts with large carrier customers. GCI competed very aggressively on price in this market during 2008 as it defended its market share. In addition, at&t has acquired a substantial amount of interstate fiber optic capacity from GCI, which may allow it to offer additional competing service from its national platform.
          These strong competitive pressures in both our wireless and wireline business segments could have a material adverse effect on our business, operating results, margins and financial condition.
Risks Relating to Our Debt and the Credit Markets
Our substantial debt could adversely affect our financial health, financing options and liquidity position.
          We have a substantial amount of debt. As of December 31, 2008, and for the year then ended, we had total long-term obligations, including current portion, of $561.5 million and a loss before income tax benefit of $16.6 million. Our debt could have important consequences for you as a holder of our common stock. For example, our substantial debt could:
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, future business opportunities, our dividend and other general corporate purposes;

•	limit our flexibility to plan, adjust or react to changing economic, market or industry conditions, reduce our ability to withstand competitive pressures, and increase our vulnerability to general adverse economic and industry conditions;

•	place us at a competitive disadvantage to many of our competitors who are less leveraged than we are;

•	limit our ability to borrow additional amounts for working capital, capital expenditures, future business opportunities, including strategic acquisitions, and other general corporate requirements or hinder us from obtaining such financing on terms favorable to us or at all; or

•	limit our ability to refinance our debt.
          The terms of our senior credit facility and the terms of our other debt allows us and our subsidiaries to incur additional debt upon the satisfaction of certain conditions. If new debt is added, the related risks described above would intensify.
The downturn in the economy and the volatility in the capital markets could limit our ability to access capital or could increase our costs of capital.
          We have seen a dramatic downturn in the U.S. and global economy. The fair value of our long-term debt, as compared to its carrying value, has declined significantly in 2008, primarily due to changes in overall capital market conditions as demonstrated by lower liquidity in the markets, increases in credit spreads, and decreases in bank lending activities, which result in investors moving from high yield securities to lower yield investment grade or U.S. Treasury securities in efforts to preserve capital.
          Although we have had continued solid operating cash flow, the downturn and the disruption in the credit markets may reduce sources of liquidity available to us. We can provide no assurance that we will continue to meet our capital requirements from our cash resources, future cash flow and external sources of financing, particularly if current market or economic conditions continue or deteriorate further. We manage cash and cash equivalents in various institutions at levels beyond FDIC coverage limits, and we purchase investments not guaranteed by the FDIC. Accordingly, there may be a risk that we will not recover the full principal of our investments or that their liquidity may be diminished. We rely on multiple financial institutions to provide funding pursuant to existing credit agreements, and those institutions may not be able to meet their obligations to provide funding in a timely manner, or at all, when we require it. The cost of or lack of available credit could impact our ability to develop sufficient liquidity to maintain or grow our business, which in turn may adversely affect our business and results of operations.
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
          Our ability to make payments on and to refinance our debt, including amounts borrowed under our senior credit facility and our 5.75% Convertible Notes due 2013, to pay dividends, and to fund planned capital expenditures, including our AKORN and Northstar long-haul fiber facilities, and any strategic acquisitions we may make, if any, will depend on our ability to generate cash in the future. We cannot assure you that our business will generate sufficient cash flow from operations such that our currently anticipated growth in revenues and cash flow will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable the repayment of our debt, pay dividends or to fund our other liquidity needs. We may need to refinance all or a portion of our debt, including the senior credit facility, on or before maturity. We may not be able to refinance any of our debt on commercially reasonable terms or at all. If we are unable to refinance our debt or obtain new financing under these circumstances, we would have to consider other options, including:
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
Risks related to our Business
We may not successfully complete construction and integration of our AKORN and Northstar fiber facilities that connect Alaska to the Lower 48, and even if we do, we may be unable to operate the combined networks profitably.
          Realization of the anticipated benefits of our redundant interstate investments will depend on our ability to successfully integrate them into our businesses and operations and attract significant enterprise customers requiring robust data service capabilities. We will continue to be required to devote significant management attention and resources to sustaining and promoting its operations and maintaining its support. If we fail to properly execute the construction of the fiber facility or if we miss critical deadlines in its implementation or fail to identify critical markets, we could experience serious disruption and harm to our business. We will face challenges to our abilities to do the following:

•	completing construction of the AKORN facility at an expected total cost of approximately $105 million;

•	integrating Northstar and other assets acquired from Crest Communications to achieve efficiencies while retaining operational redundancy;

•	develop attractive products and services that operate seamlessly with our existing technology and infrastructure;

•	maintain and upgrade timely the complex underlying hardware and software technology that drives optimal use of these facilities;

•	attract a sufficient volume of traffic on these fiber facilities to make them profitable;

•	offer products and services that use these fiber facilities that are attractive to our target customers;

•	preserve key customer, supplier and other important relationships and resolve potential conflicts that may arise; and

•	generate sufficient revenues to maintain increased indebtedness raised to complete these projects.
          If we do not maintain or improve our current relationship with existing customers and develop new large volume and enterprise customers, we may not be able to realize our targets for sales and revenue growth. If we are unable to achieve our projected revenue growth and margins anticipated from the investment, we may be unable to profitably operate these facilities.
Increased supply of interstate and international long-haul fiber in Alaska could adversely impact prices for bandwidth, which could in turn, adversely affect our projected and actual sales, margins and profitability of our fiber facility.
          Significant increases in fiber transport capacity in the United States have at times exerted downward pressure on prices, margins and profitability. The market for long-haul fiber in Alaska is characterized by high capital investment and relatively high fixed costs, coupled with a limited number of large customers. Some of our existing and potential competitors have greater name recognition and more established relationships with our target customers. Further, these competitors may have more experience with the repair and maintenance of the underlying data transport technology, and its associated costs, than we do. Our primary wireline competitor, GCI, has adopted a very aggressive pricing policy in the long-haul interstate voice and data markets. GCI has also sold a very large amount of capacity to at&t, which allows them to serve their own needs and sell to others, effectively establishing a national competitor in this market. We cannot predict with any certainty what the prevailing market prices will be for interstate voice and data transport will be or when prices for these services will stabilize, if at all.
We provide services to our customers over access lines and if we continue to lose access lines our revenues, earnings and cash flow from operations may decrease.
          Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss consistently over the past few years. During the year ended December 31, 2008, the number of access lines we serve declined by 11.0%. We may continue to experience net access line loss in our markets for an unforeseen period of time. Our inability to retain access lines would adversely affect our revenues, earnings and cash flow from operations.
Revenues from access charges may be reduced or lost.
          We received approximately 22.7% of our operating revenues for the year ended December 31, 2008 from local exchange network access charges. The amount of revenue that we receive from these access charges is calculated in accordance with requirements set by the FCC and the RCA. Any change in these requirements may reduce our revenues and earnings. Access charges have consistently decreased in past years. We do not receive access revenue related to our competitors’ retail customers that are served by UNEs or by the competitors’ own facilities. To the extent that competitors move customers on to UNEs or off our network entirely, our access revenues will decrease. We do not receive access revenue from VoIP calls, and growth of this service will reduce our access revenues.
          The FCC has actively reviewed new mechanisms for inter-carrier compensation that, in some cases, could eliminate access charges entirely. Elimination of access charges would likely have a material adverse effect on our revenue and earnings. In any event, we believe that new mechanisms for inter-carrier compensation would more likely than not reduce this source of revenue. Similarly, the RCA has adopted regulations modifying intrastate access charges that may reduce our revenue.
          In addition, we have from time to time been involved in disputes about interstate access revenues. We cannot assure you that claims alleging excess charges will not be made in the future, nor whether we would prevail against such claims.

We may not continue to receive as much Universal Service Fund support as we have in the past.
          We receive USF (and equivalent state universal service support) revenues, to support our wireline operations in high-cost areas. These federal revenues include universal service support payments for local switching support, interstate common line support or high-cost loop support. High-cost support for our rural and non-rural operations is determined pursuant to different methodologies, aspects of which are now under review. Any changes to the existing rules could reduce the Universal Service Fund revenues we receive. Corresponding changes in state universal service support could likewise have a negative effect on the revenues we receive. We expect total payments from the USF to our rural operations will fluctuate based upon our rural companies average cost per loop compared to the national average cost per loop and are likely to decline based on historical trends. High cost loop support revenue in 2008 totaled $8.7 million.
          We also receive USF support for our wireless services in areas where we have been designated an ETC. As an ETC, we receive high-cost universal service support for each wireless line provided in high-cost service areas. Under the current “identical support” FCC rule CETCs that provide new wireless service in a high-cost service areas, receive the same support as an incumbent ETC. We are a CETC in a number of high-cost areas where we provide wireless services. In a notice of proposed rulemaking adopted on January 29, 2008, the FCC tentatively concluded that the goal of universal service will be better served if the “identical support” rule for CETCs were eliminated. The FCC also tentatively concluded that CETCs should no longer receive interstate access support (“IAS”), interstate common line support (“ICLS”), and local switching support (“LSS”). The FCC has stated that permitting CETCs to receive IAS or ICLS is inconsistent with how CETCs recover their costs or set rates and that LSS includes a number of assumptions regarding switching costs that are not likely to be accurate for CETCs. The FCC proposed rulemaking would base CETC support instead on a CETCs’ own costs. In addition, as proposed, new seekers of high-cost support would be required to file cost data demonstrating their costs of providing service in high-cost service areas. CETC revenue in 2008 totaled $18.6 million
We derive a significant portion of our wireless revenue from roaming charges. This revenue may fluctuate or decline in the future as a result of general economic, contractual, and competitive factors.
          Approximately 5% of our revenue for the year ended December 31, 2008 was derived from roaming charges incurred by other wireless providers whose customers traveled within our coverage areas. The revenue we recognize from these roaming charges may in the future be volatile or decline as a result of a number of factors, many of which are outside our control. These factors include the strength of the Alaskan economy and its primary industries, including tourism, general economic factors affecting commerce between Alaska and other States and countries, unresolved political matters which may affect public and private spending in Alaska, and others. For example, our service areas include a number of summer tourist destinations in Alaska. As a result, our roaming revenue generally increases during summer months and declines during other periods and depends heavily in these areas on the number of tourists who visit Alaskan tourist destinations. In addition, we cannot assure you our roaming agreements with other providers will continue to generate similar roaming revenues. Our agreements with other carriers have varying terms of varying length, including some which are terminable on short notice. In the event these roaming agreements expire or are terminated, we may be unable to renegotiate or replace these agreements on similar or acceptable terms. Failure to obtain acceptable roaming agreements could lead to a significant decline in our revenue and operating income. Lastly, changes in the network footprints of our roaming partners, or those of our competitors who are able to provide roaming coverage in our service areas, could have a material adverse effect on us.
We have substantial liabilities and cash requirements associated with pension and deferred compensation plans.
          Our post-retirement benefits, pension, and deferred compensation plans result in substantial liabilities on our balance sheet. These plans and activities have and will generate substantial cash requirements for us, and these requirements may increase beyond our expectations in future years based on changing market conditions. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns, and the market value of plan assets can affect the funded status of our defined benefit pension, other post-retirement and post-employment benefit plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. We are currently reviewing the deficit in plan assets and determining the amount we may be required to pay to maintain adequate funding. Prior to the substantial drawdown in 2008 of the value of plan assets, which occurred solely as a result of the decline in plan asset values, we did not anticipate making any contributions in 2009. This unanticipated increase in pension expense may extend into future years if current market conditions persist. Plan liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing, and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements.

          In addition, on behalf of substantially all of our employees, we participate in the Alaska Electrical Pension Fund (the “AEPF”). The AEPF is a multi-employer pension plan to which we make fixed, per employee contributions though our collective bargaining agreement with the IBEW, which covers our IBEW represented workforce, and a special agreement, which covers most of our non-represented workforce. Because our contribution requirements are fixed, we cannot easily adjust our annual plan contributions to address our own financial circumstances. Further, because we do not control the AEPF, we are not aware at all times whether the plan is fully funded. In general, if a funding shortfall in the AEPF exists, we incur a contingent withdrawal liability. Our contingent withdrawal liability is an amount based on our pro-rata share among AEPF participants of the value of the funding shortfall. This contingent liability becomes due and payable by us if we terminate our participation in the AEPF. Moreover, if another participant in the AEPF goes bankrupt, we would become liable for a pro-rata share of the bankrupt participant’s realized, but unpaid, withdrawal liability. This could result in an unexpected contribution requirement which could be substantial, and if it is, making such a contribution would have a material adverse effect on our cash position and other financial results. These sources of potential liability are difficult to predict.
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
          Our markets are heavily regulated. We cannot predict the extent the government will impose new unfunded mandates on us. Such mandates have included those related to emergency location, providing access to hearing-impaired customers, law enforcement assistance, and LNP. Each of these government mandates has imposed new requirements for capital that we could not have predicted with any precision. Along with these obligations, the FCC has imposed deadlines for compliance with these mandates. We may not be able to provide services that comply with these mandates in time to meet the imposed deadlines. Further, we cannot predict whether other mandates, from the FCC or other regulatory authorities, will occur in the future or the demands they may place on our capital expenditures. For more information on our regulatory environment and the risks it presents to us, see “Item 1 — Business — Regulation”.
Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.
          Our collective bargaining agreement with the IBEW expires at the end of 2009. We cannot assure you that future collective bargaining agreements will be on terms in line with our expectations or comparable to agreements entered into by our competitors. Any future agreements may increase our labor costs or strain our relationship with our represented employees. In the meantime, we may make strategic and operational decisions that require the consent of the IBEW. The IBEW may not provide consent when we need it, or it may require additional wages, benefits or other consideration be paid in return for its consent. In the event we are unable to negotiate a mutually satisfactory collective bargaining agreement during 2009, we may experience concerted refusals to work, such as strikes, slow downs, sick outs or other similar activities. These activities would harm our operations and impair our financial performance.

The inability to maintain labor costs at competitive levels could harm our financial performance.
          Labor costs are a significant component of our expenses, and approximately 76% of our workforce is represented by the International Brotherhood of Electrical Workers, or IBEW. As a result of our collective bargaining agreement with the IBEW, we may experience pressure to increase wages and benefits for our employees. We believe our labor costs are higher than our competitors who employ a non-unionized workforce. For example, our primary in-state competitor GCI, and its subsidiary Alaska Digitel, do not use union labor and pay lower compensation than we do. We cannot assure you that our labor costs will ever become competitive. In addition, the IBEW has brought and may continue to bring grievances to binding arbitration. The IBEW may also bring court actions and may seek to compel us to engage in the bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues could create additional costs that we did not anticipate.
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
We rely on a limited number of key suppliers and vendors for timely supply of equipment and services for our network infrastructure and customer support services. If these suppliers or vendors experience problems or favor our competitors, we could fail to obtain the equipment and services we require to operate our business successfully.
We depend on a limited number of suppliers and vendors for equipment and services for our network and certain customer services. If suppliers of our equipment or providers of services on which we rely experience financial difficulties, service or billing interruptions, patent litigation, or other problems, subscriber growth, and our operating results could suffer. For example, we rely heavily on VeriSign to provide billing services for our wireless segment. In addition, we rely heavily on equipment from Nortel Networks for many of our network elements as well as our redundant lower 48 NOCC. Nortel filed for bankruptcy in January 2009 and we cannot predict the outcome of the bankruptcy proceedings.
Suppliers that use proprietary technology, including CDMA technology, as an integral component of our network, effectively lock us into one or few suppliers for key network components. Other suppliers require us to maintain exclusive relationships under a contract. As a result, we have become reliant upon a limited number of network equipment manufacturers and one wireless billing service provider. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms on a timely basis, or at all, which could increase costs and may cause disruption in service.
A failure of our network could cause significant delays or interruptions of service, which could cause us to lose customers.
          To be successful, we will need to continue to provide our customers reliable service over our network. In certain important cases our systems lack redundancy or diversity which reduces the reliability of our network. Our network and infrastructure are constantly at risk of physical damage to access lines or other inoperability as a result of human, natural or other factors. These factors may include labor strikes, pandemics, acts of terrorism, sabotage, natural disasters, power surges or outages, software defects, contractor or vendor failures and other disruptions that may be beyond our control. Should we experience a prolonged system failure or a significant service interruption, our customers may choose a different provider and our reputation may be damaged.
A failure of enhanced emergency calling services associated with our network may harm our business.
          We provide E-911 service to our customers where such service is available. We also contract from time to time with municipalities to upgrade their public safety answering points such that those facilitates become capable of receiving our transmission of a 911 caller’s location information and telephone number. If the emergency call center is unable to process such information, the caller is provided only basic 911 services. In these instances, the emergency caller may be required to verbally advise the operator of such caller’s location at the time of the call. Any inability of the answering point to automatically recognize the caller’s location or telephone number whether or not it occurs as a result of our network operations may cause us to incur liability or cause our reputation or financial results to suffer.

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
          The customer base for telecommunications services in Alaska is small and geographically concentrated. According to U.S. Census Bureau estimates, the population of Alaska is approximately 677,000 as of July 1, 2007, approximately 60% of whom live in Anchorage, Fairbanks and Juneau. Alaska’s economy is heavily dependent on investment by oil companies and state tax revenues correlate with the price of oil. During 2008, the price of crude oil exhibited significant volatility while declining from $147.00 per barrel in July to nearly $30.00 per barrel in December. We do not know what the long term effect on the Alaskan economy will be or if it will even be stable.
Wireless devices may pose health and safety risks and driving while using a wireless phone may be prohibited; as a result, demand for our services may decrease.
          Media reports have suggested that, and studies have been undertaken to determine whether, certain radio frequency emissions from wireless handsets and cell sites may be linked to various health concerns, including cancer. Further, radio frequency emissions may interfere with various electronic medical devices, including hearing aids and pacemakers. If consumers’ health concerns over radio frequency emission increase, they may be discouraged from using wireless handsets. In addition, studies have indicated that using wireless devices while driving may impair a driver’s attention. Regulators may impose or increase restrictions on the location and operation of cell sites or increase regulation on the use of handsets, and wireless providers may be exposed to litigation. New government regulations in these matters may adversely affect our results of operations.
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
Continued volatility in the price of our common stock would negatively affect us and our stockholders.
          The trading price of our common stock was extremely volatile during 2008 in response to a number of factors, many of which are beyond our control, including actual or anticipated variations in quarterly financial results, actual or anticipated variations in our dividend policy, changes in financial estimates by securities analysts, and announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments. In addition, our financial results or dividend payments may be below the expectations of securities analysts and investors. Broad market and industry factors have also negatively affected the price of our common stock regardless of our operating performance, and we do not know how long these adverse market conditions will continue. Volatility in our stock price regardless of cause could materially adversely affect the trading market and prices for our common stock, as well as our ability to issue additional securities or to secure additional financing.
Item 1B. Unresolved Staff Comments
          None

Item 2. Properties
          We own and lease office facilities and related equipment for executive headquarters, administrative personnel, central office buildings, and operations in locations throughout Alaska. Our principal executive and administrative offices are located in Anchorage, Alaska. We believe we have appropriate easements, rights-of-way and other arrangements for the accommodation of our pole lines, underground conduits, aerial, underground and undersea cables and wires, and wireless towers and antennas. However, these properties do not lend themselves to simple description by character and location.
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
Item 3. Legal Proceedings
          We are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business, including various legal proceedings involving regulatory matters described under “Item 1—Business—Regulation”. We have recorded litigation reserves of $0.4 million as of December 31, 2008 against certain current claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
          The information set forth under “Note 19—Commitments and Contingencies” in the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, and is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this Report.
Item 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
          Our common stock is traded on the NASDAQ Global Select Market under the symbol ‘ALSK’. The following table presents, for the periods indicated, the high and low sales prices of our common stock as reported by NASDAQ.

2008 Quarters	High	Low
4th	$12.30	$8.05
3rd	$13.90	$10.08
2nd	$12.94	$10.64
1st	$15.18	$11.08

2007 Quarters	High	Low
4th	$16.48	$14.12
3rd	$15.92	$12.60
2nd	$17.15	$14.75
1st	$16.85	$13.40
          As of February 20, 2009, there were 43.7 million shares of our common stock issued and outstanding and approximately 402 record holders of our common stock. Because many of our shares of existing common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends
          On October 28, 2004, we announced the adoption of a dividend policy by our Board of Directors and declared our first quarterly dividend. The following table summarizes all of the dividends paid from that date forward:

Dividend	Announcement	Ex-Dividend			Amount
Number	Date	Date	Record Date	Payment Date	Paid
1	10/28/2004	12/29/2004	12/31/2004	1/19/2005	$0.185
2	3/21/2005	3/29/2005	3/31/2005	4/19/2005	$0.200
3	6/14/2005	6/28/2005	6/30/2005	7/20/2005	$0.200
4	9/16/2005	9/28/2005	9/30/2005	10/19/2005	$0.200
5	11/29/2005	12/28/2005	12/30/2005	1/18/2006	$0.200
6	2/23/2006	3/29/2006	3/31/2006	4/19/2006	$0.215
7	6/21/2006	6/28/2006	6/30/2006	7/19/2006	$0.215
8	9/15/2006	9/27/2006	9/29/2006	10/18/2006	$0.215
9	12/19/2006	12/27/2006	12/29/2006	1/17/2007	$0.215
10	3/21/2007	3/28/2007	3/30/2007	4/18/2007	$0.215
11	6/20/2007	6/27/2007	6/29/2007	7/18/2007	$0.215
12	9/18/2007	9/26/2007	9/28/2007	10/17/2007	$0.215
13	12/17/2007	12/27/2007	12/31/2007	1/17/2008	$0.215
14	3/14/2008	3/27/2008	3/31/2008	4/16/2008	$0.215
15	6/13/2008	6/26/2008	6/30/2008	7/16/2008	$0.215
16	9/15/2008	9/26/2008	9/30/2008	10/15/2008	$0.215
17	12/16/2008	12/29/2008	12/31/2008	1/21/2009	$0.215
          Based on approximately 43.7 million shares outstanding on February 20, 2009,and an assumed dividend of $0.86 per share, per annum, dividends payable during 2009 would be approximately $37.6 million.
          Our ability to make dividend payments in the future will depend on future economic conditions and on financial, business, regulatory and other factors, many of which are beyond our control. Accordingly, our Board of Directors may modify or revoke this policy at any time. Thus, you may not receive any dividends.
          Factors that may affect our dividend policy are:
•	we are a holding company and rely on dividends, interest and other payments, advances and transfer of funds from our subsidiaries to meet our debt service and pay dividends;

•	we may not have enough cash to pay dividends due to changes in our operating earnings, working capital requirements and anticipated cash needs;

•	nothing requires us to declare or pay dividends;

•	while the dividend policy adopted by our Board of Directors reflects an intention to distribute a substantial portion of our cash generated by our business in excess of operating needs, interest and principal payments on debt and capital expenditures; to pay dividends, our board could modify or revoke this policy at any time;

•	even if our dividend policy is not modified or revoked, the actual amount of dividends distributed under the policy and the decision to make any distribution will remain, at all times, entirely at the discretion of our Board of Directors;

•	the amount of dividends that we may distribute will be limited by restricted payment and leverage covenants in our 2005 senior credit facility, and potentially, the terms of any future debt that we may incur;

•	the amount of dividends that we may distribute is subject to restrictions under Delaware law; and

•	our stockholders have no contractual or other legal right to dividends.
          See “Item 1A—Risk Factors—Risks related to our Common Stock”. You may not receive the level of dividends provided for in our dividend policy or any dividends at all.

Securities Authorized for Issuance under Equity Compensation Plans
          The information set forth in this Report under “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference. For additional information on our stock incentive plans and activity, see “Note 15 — Stock Incentive Plans” in the “Notes to Consolidated Financial Statements”, included in Part IV, Item 15 of this Report.
Item 6. Selected Financial Data
Selected Historical Financial Data
          The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report. We derived the selected consolidated financial data as of December 31, 2008, 2007, 2006, 2005 and 2004 and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 from our audited consolidated financial statements, and accompanying notes, included in Part II, Item 8 of this report.

($ in thousands)	2008	2007	2006	2005	2004
Operating Data:
Operating revenues	$389,597	$385,785	$348,721	$326,809	$302,707
Net income (loss)	(10,139)	144,136	13,278	(41,635)	(39,294)

Income (loss) per share — basic	$(0.23)	$3.38	$0.32	$(1.04)	$(1.33)
Income (loss) per share — diluted	$(0.23)	$3.26	$0.31	$(1.04)	$(1.33)
Cash dividends per share	$0.86	$0.86	$0.86	$0.80	$0.19

Balance Sheet Data (end of period):
Total assets	$757,338	$663,203	$556,216	$576,413	$637,127
Long-term debt, including current portion	561,523	432,996	438,213	445,578	525,889
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the other financial information included elsewhere in this Form 10-K.
Overview
          We believe we are the leading provider of integrated communications services in Alaska. Our wireline business comprises one of the most expansive end-to-end IP networks in Alaska and the largest local exchange carrier network in Alaska. We believe our wireless business comprises the most extensive, reliable wireless network in Alaska with the largest 3G coverage. For more information on our business, services, and products, see “Item 1—Business” in Part I this Form 10-K.
          The sections that follow provide information about important aspects of our operations and investments and include discussions of our results of operations, financial condition and sources and uses of cash. In addition, we have highlighted key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information we use in evaluating performance and allocating resources. We also monitor the state of the economy in general. In doing so, we compare Alaskan economic activity with broader economic conditions. In general, we believe that the Alaskan telecommunications market, as well as general economic activity in Alaska, is affected by certain economic factors, which include:
•	activity in the oil and gas markets;

•	military activity;

•	the cost of long-haul telecommunications bandwidth;

•	local customer preferences;

•	average usage of Internet technology;

•	unemployment levels; and

•	housing activity.

          We have observed variances in economic effect on Alaska when compared to the U.S. as a whole. Some factors, particularly, the price of oil and gas, may have the opposite effect on the Alaskan economy than they may have on the U.S. economy as a whole. In forecasting the local economic conditions that affect us, we take particular note of these factors.
          Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on the following strategic imperatives:
•	Emphasis on Top-Line Growth: We emphasize revenue growth as well as growth in net cash provided by operating activities. We devote more resources to higher growth markets such as wireless, including wireless data, wireline broadband connections, including our long-haul fiber optic cables connecting our network to the lower 48, as well as expanded strategic services to business markets, rather than to the traditional wireline voice market.

•	Investment with Discipline: We focus on gaining market share in those markets that contain high revenue producing customers. In our wireline business, we focus on deploying and selling broadband connections in each market covered by our network. We have targeted investment in deploying high-speed fiber conductivity in and between Alaska’s urban centers. During 2008, we invested heavily in interstate capacity through our purchase of Crest Communications and construction of AKORN. We have increasingly targeted carrier and enterprise customers. Revenues from these customers grew 42.9% compared with last year, primarily driven by sales of advanced IP services and increases in revenues from agreements with carriers to terminate their Alaskan long distance traffic. We have directed resources towards offering wireless plans that encourage customer adoption of large monthly-minute postpaid plans and unlimited postpaid plans. By directing resources carefully, we seek to distinguish ourselves from our competitors in a cost effective way.

•	Process Improvement: While focusing resources on revenue growth and market share gains, we continually challenge our management team and employees at all levels to lower expenses and improve the customer experience through process improvements. We expect to invest in technology-assisted process improvement, including self-service initiatives. We expect efforts such as call center routing improvements, deploying self-pay kiosks and customer service tools to improve our cost structure and maintain or improve operating income margins. As a result of past successes, we have been able to serve more customers while maintaining our workforce at or below prior levels.

•	Pay for Performance: We embrace a culture of urgency and accountability. We establish goals for all of our employees that are tied to the imperatives described above. We seek to provide our non-represented employees cash incentives and equity compensation that are tied to these goals. We design executive compensation programs carefully to align executives’ and shareholders’ long-term interests.
          We aim to create value for our shareholders by carefully investing cash flows generated by the business in specific opportunities and transactions that support these imperatives. In addition, we use our cash flows to maintain and grow our dividend payout to shareholders. In light of continued uncertainty in the U.S. credit markets, our Board of Directors has continued to maintain our current $0.86 per share annual dividend policy. Under this policy, the company returned approximately $37.3 million in cash dividends to our stockholders during 2008.
          Recent Acquisition
          On October 30, 2008, we closed on the purchase of 100% of the outstanding stock of Crest Communications Corporation. The results of Crest’s operations have been included in our Wireline segment in the Consolidated Financial Statements since that date. Crest’s operations include an undersea fiber system of approximately 1,900 miles with cable landing facilities in Whittier, Juneau, and Valdez, Alaska and Nedonna Beach, Oregon. The system also includes terrestrial transport components linking Nedonna Beach, Oregon to the Network Operations Control Center in Hillsboro, Oregon and collocation facilities in Portland, Oregon and Seattle, Washington. We believe that the acquisition will complement our AKORN fiber build, by providing meaningful operating efficiencies and cost synergies, by offering enterprise customers the only diverse and redundant routing of traffic between Alaska and the lower 48, by allowing management the use of Network Operations Control Centers in Alaska and the lower 48, and by connecting our network to Southeast Alaska. Furthermore, we believes that the acquisition will drive incremental utilization of our differentiated Alaskan terrestrial assets from Crest’s customer base and allow us to participate in the fast-growing bandwidth market ahead of AKORN’s commercial launch.
          A valuation of the business enterprise and acquired assets and liabilities was performed resulting in a determination that the fair value of the business enterprise was greater than the total acquisition price. The major asset acquired was the Northstar fiber network connecting Alaska with the lower 48, which was valued at replacement cost. These costs were derived from our current build out of the AKORN fiber. In accordance with SFAS No. 141- Business

Combinations (“SFAS 141”), the total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based on a pro-rata reduction of their estimated fair value at the date of acquisition. Certain purchase price adjustments are still under review and therefore the purchase price allocation is still subject to refinement.
          The aggregate purchase price was $65.0 million, net of $1.1 million in cash acquired and inclusive of $4.2 million of cash consideration that has been placed in an escrow account for the settlement of any potential claims of misrepresentations, breach of warranties or covenants or for other indemnifications during the first eighteen months following the closing. The Company and Crest have made customary representations and warranties and covenants in the Agreement. Additionally, $4.0 million has been deferred from the purchase price and placed in an escrow account, until a specific claim for an unapproved asset sale has been resolved.
Revenue Sources by Segment
     Wireline
          Revenue from our wireline business services is generated from retail, wholesale and enterprise customer segments as well as from the provision of network access services to interexchange and wireless carriers.
     Our Retail Business:
          We generate revenue from retail residential and business customers primarily from:
•	basic local telephone service including features to customers within our service areas;

•	ISP services including DSL and dial up;

•	long distance services;

•	space and power services to business customers; and

•	CPE sales to business customers.
          The number of local telephone customers we serve continues to steadily decline. We expect this trend to continue.
          The table below sets forth subscriber numbers as of December 31, 2008, 2007 and 2006:

	As of December 31
	2008	2007	2006
Local telephone	174,524	185,658	194,815
Annual growth rate	-6.0%	-4.7%	-2.3%
DSL	47,648	47,501	44,066
Annual growth rate	0.3%	7.8%	22.9%
Dial up	6,741	9,125	12,591
Annual growth rate	-26.1%	-27.5%	-27.6%
Long distance	64,252	65,256	63,995
Annual growth rate	-1.5%	2.0%	13.6%
     Our Wholesale Business:
          We generate revenue from wholesale customers primarily from:
•	providing competitive local service to CLECs on either a wholesale or UNE basis as prescribed under the Telecommunications Act;

•	carrier billing and collection services; and

•	providing carriers with access to space and power at our central office locations.
          The number of telephone lines we serve on a wholesale basis has continued to decline. The rate of wholesale line loss has outpaced the rate of retail line loss generally and has accelerated since 2005. This accelerated decline is primarily a result of a specific CLEC customer migrating its customers onto its own cable telephony plant. The table below sets forth subscriber numbers as of December 31, 2008, 2007 and 2006:

	As of December 31
	2008	2007	2006
UNE and resale local	26,844	40,696	57,852
Annual growth rate	-34.0%	-29.7%	-19.1%

     Our Enterprise Business:
          We generate enterprise revenue from large business customers, state and federal governments, and other carriers primarily from local and long distance private line services;
•	provision of virtual network facilities to nationwide carriers for long distance voice termination;

•	advanced network services; and

•	capacity sales on our in-state terrestrial fiber facility.
     Our Network Access Business:
          Our LECs provide access service to numerous interexchange carriers and may also bill and collect long distance charges from interexchange carrier customers on behalf of the interexchange carriers. The amount of access charge revenue associated with a particular interexchange carrier varies depending on long distance calling patterns and the relative market share of each long distance carrier. The major sources of network access revenue are:
•	interstate access charges;

•	intrastate access charges;

•	federal USF support; and

•	wireless carrier access charges.
     Wireless
          Our business provides wireless voice and data services, other value-added services across our owned and operated network in Alaska and across the lower 48 states, Hawaii and Canada with our roaming partners. We generate wireless revenue primarily from:
•	sale of pre-paid and post-paid wireless voice plans to our Alaskan subscribers;

•	sale of value-added feature services, including data, to our Alaskan subscribers;

•	equipment sales;

•	providing lower 48 and Canadian carriers with roaming access to our network for their subscribers; and

•	CETC subsidies.
          Our wireless business has been a principal driver of revenue growth since 2005. However, as competition increases and markets become increasingly penetrated, we expect that the pace of growth in the future will not reflect our past experience. The table below sets forth subscriber numbers as of December 31, 2008, 2007 and 2006:

	As of December 31
	2008	2007	2006
Retail wireless	149,466	144,449	130,971
Annual growth rate	3.5%	10.3%	16.1%
Wholesale wireless	346	1,999	3,017
Annual growth rate	-82.7%	-33.7%	-35.6%

Results of Operations
          The following table summarizes our company’s operations for the years ended December 31, 2008, 2007, and 2006. Net income for the year ended December 31, 2008 was affected by a one-time impairment charge on goodwill and intangible assets of $29.6 million. Net income for the year ended December 31, 2007 was affected substantially by a one-time, non-cash income tax benefit resulting in a net benefit of $111.2 million arising out of the full release of a reserve previously held against our deferred tax asset.

($ in thousands, except per share data)	2008	2007	2006

Operating revenues:
Wireline	$246,028	$248,265	$233,351
Wireless	143,569	137,520	115,370

Total operating revenues	389,597	385,785	348,721

Operating expenses:
Wireline (exclusive of depreciation and amortization)	185,321	179,456	172,421
Wireless (exclusive of depreciation and amortization)	84,751	74,305	62,478
Depreciation and amortization	74,002	71,337	69,096
Loss on disposal of assets, net	750	248	1,105
Loss on impairment of goodwill and intangible assets	29,641	—	—

Total operating expenses	374,465	325,346	305,100

Operating income	15,132	60,439	43,621

Other income and expense:
Interest expense and loss on extinguishment of debt	(32,921)	(28,741)	(40,095)
Interest income and other	1,148	1,244	10,195

Total other income (expense)	(31,773)	(27,497)	(29,900)

Income (loss) before income taxes	(16,641)	32,942	13,721

Income tax benefit (expense)	6,502	111,194	(443)

Net income (loss)	$(10,139)	$144,136	$13,278

Net Income (loss) per share:
Basic	$(0.23)	$3.38	$0.32

Diluted	$(0.23)	$3.26	$0.31

Weighted average shares outstanding:
Basic	43,391	42,701	42,045

Diluted	43,391	44,185	43,387

Year ended December 31, 2008 Compared to the Year ended December 31, 2007
     Wireline
          The following table summarizes wireline revenue by source for the years ended December 31, 2008, 2007 and 2006.

		Year Ended December 31,
	2008		2007		2006
	Amount	Change	Amount	Change	Amount
Wireline Revenue by Source:

Retail	$94.7	-3.3%	$97.9	2.4%	$95.6
Wholesale	20.4	-13.6%	23.6	-7.1%	25.4
Access	93.9	-6.9%	100.9	6.8%	94.5
Enterprise	37.0	42.9%	25.9	44.7%	17.9

	$246.0	-0.9%	$248.3	6.4%	$233.4

     Operating Revenues
          Retail: Retail revenue decreased by $3.2 million, or 3.3% in 2008. The decrease was driven by a $2.9 million decline in local exchange revenue primarily associated with residential line losses, a $0.9 million decline in long distance sales, $0.3 million in lower CPE sales to businesses, and a $0.6 million decrease in dial up ISP revenue. These losses were offset, in part, by a $1.7 million increase in revenue from our DSL subscriber base.
          Declines in retail switched access lines in service of 6.0% in 2008 were concentrated in the residential market and were driven by wireless substitution and competition.
          Wholesale: Wholesale revenues decreased by $3.2 million, or 13.6%, in 2008 due to declines in UNE and wholesale local revenue which is primarily attributable to the ongoing migration of lines leased to our key competitor to cable telephony, offset in part by a negotiated increase in rates. These losses were partially offset by higher revenues from billing and collection, and space and power services.
          Total UNE and wholesale lines declined by 34.0% in 2008, to 26,844, as a result of the ongoing migration of lines over to cable telephony. As a result of ongoing declines in UNE and wholesale local lines, we expect that wholesale revenue will decline as a component of wireline revenue for the foreseeable future.
          Network Access: Network access revenues decreased by $7.0 million, or 6.9% in 2008. In 2008 and 2007, we benefited from a $6.3 million and $10.1 million, respectively, in net out of period settlements and net reserve releases. The 2008 out of period revenue included a $5.5 million reserve release primarily related to refundable USF support while the 2007 settlement included $5.4 million in settlements with NECA and Universal Service Administrative Company (“USAC”) for our cost studies. In addition, high-cost loop support decreased by $2.7 million and intrastate revenue decreased by $1.7 million due to lower demand driven, in part, by the continued shift of voice traffic to wireless networks. We expect network access revenue to decline as a component of revenue for the foreseeable future.
          Enterprise: Enterprise revenue increased by $11.1 million, or 42.9%, in 2008 due to $7.5 million in revenue from the provision of virtual network facilities to lower 48 carriers for long distance voice termination, $1.5 million from higher sales of advanced network services to large business and government customers, $0.9 million from a capacity exchange agreement with another carrier and an increase of $0.8 million in point-to-point private line services.
     Wireless
          Wireless revenue increased $6.1 million, or 4.4%, to $143.6 million for the year ended December 31, 2008 compared to $137.5 million for the year ended December 31, 2007. This increase is due primarily to the following:
•	growth in average subscribers of 5.1% to 148,114 from 140,863 for the year ended December 31, 2008 and 2007, respectively;

•	higher phone and accessory sales in the year ended December 31, 2008 resulting in $11.1 million of handset revenue compared to $9.3 million for the year ended December 31, 2007; and

•	higher revenue from non-ACS customers roaming on our network resulting in third party roaming revenue increasing to $20.5 million from $18.1 million for the year ended December 31, 2008 and 2007, respectively.

          Offsetting these gains was a decrease in average revenue per unit (“ARPU”) of 2.5% to $61.01 from $62.58 for the year ended December 31, 2008 and 2007, respectively, following proactive measures taken to match national pricing points for voice plans.
     Operating Expense
          Operating expense increased $49.1 million, or 15.1%, to $374.5 million for the year ended December 31, 2008, from $325.3 million for the year ended December 31, 2007. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
          Wireline: Wireline expenses, which include local telephone, Internet and interexchange operating costs increased $5.9 million, or 3.3%, for the year ended December 31, 2008. The increase is primarily attributable to a $4.8 million increase in LD interstate COGS, $3.5 million in start up costs for our strategic long haul fiber investments, a $1.1 million increase in outside services and consulting costs, a $0.9 million increase in ISP access and circuit expenses, a $0.5 increase in utility costs, and a $1.8 million non-recurring expense benefit in the prior year due to a favorable settlement on a long-term property tax dispute. Offsetting these increases were declines of $3.4 million in labor, $1.3 million in an affiliate B&C charges, $1.6 million in DSL COGS and $0.6 million in lower advertising costs associated with our DSL service.
          Wireless: Wireless expense increased $10.4 million, or 14.1%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase is primarily attributable to an increase of $3.7 million in handset, accessory and data content expense, $3.4 million in costs associated with backhaul for our expanded wireless footprint, a $2.4 million increase in employee sales and service costs and a $0.4 million increase in regulatory surcharges.
          Depreciation and Amortization: Depreciation and amortization expense increased $2.7 million, or 3.7%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The change is due to an increase in depreciable asset base partially offset by a number of asset classes reaching their maximum depreciable lives.
          Loss on Impairment of Goodwill and Intangible Assets: In the fourth quarter of 2008 we determined that $29.6 million of goodwill and intangibles were impaired on our wireline segment. The goodwill impairment charge is primarily driven by adverse equity market conditions, the industry transition from wireline to wireless products and services, decreases in current market multiples and the decline in our stock price throughout 2008. This non-cash charge reduces goodwill, but does not impact our overall business operations or cash flows. The tax benefit derived from recording the impairment charge was recorded as a deferred income tax benefit and is included in the deferred tax assets as part of our net operating loss carry forwards.
          Other Income and Expense: Other income and expense was a net expense of $31.8 million in the year ended December 31, 2008, an increase of 15.6% from the $27.5 million in the year ended December 31, 2007. The increase is primarily attributable to the increase in interest expense in 2008 associated with our new 5.75% convertible debt instrument.
          Income Taxes: In the year ended December 31, 2008, we recorded a tax benefit of $6.5 million related to the build up of deferred tax assets from our $16.6 million book loss. In the year ended December 31, 2007, we recorded a net benefit of $111.2 million when we reversed 100% of our valuation allowance. We released the reserve as we believed it was more likely than not, that all of the deferred tax assets would be realized based on the weight of all available evidence, including two years of positive net income and our projected earnings. In 2008, if it were not for the bonus depreciation taken for tax purposes allowed under the “Economic Stimulus Act of 2008”, we would have recorded income for tax purposes.
          Net Income (loss): Net income decreased to a loss of $10.1 million in 2008, from income of $144.1 million in 2007. The change is primarily the result of incurring a goodwill impairment charge of $29.6 million assessed against our wireline segment in 2008, while 2007 benefited from the one-time reversal of the $122.5 million valuation allowance for our deferred tax asset.

Year ended December 31, 2007 Compared to the Year ended December 31, 2006
     Wireline
          The following table summarizes wireline revenue by source for the years ended December 31, 2007, 2006 and 2005.

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
          Total UNE and wholesale lines declined by 29.7% in 2007, to 40,696, as a result of the ongoing migration of lines over to cable telephony. As a result of ongoing declines in UNE and wholesale local lines, we expect that wholesale revenue will decline as a component of wireline revenue for the foreseeable future.
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
     Wireless
          Wireless revenue increased $22.2 million, or 19.2%, to $137.5 million for the year ended December 31, 2007 compared to $115.4 million for the year ended December 31, 2006. This increase is due primarily to the following:
•	growth in average subscribers of 13.1% to 140,863 from 124,591 for the year ended December 31, 2007 and 2006, respectively;

•	an increase in average ARPU of 6.6% to $62.58 from $58.71 for the year ended December 31, 2007 and 2006, respectively, primarily as a result of increased plan revenue, feature revenue, wireless data revenue, roaming revenue, regulatory surcharges and receipt of CETC funding which added $10.69 and $9.49 to wireless ARPU for the year ended December 31, 2007 and 2006, respectively;

•	higher phone and accessory sales in the year ended December 31, 2007 resulting in $9.3 million of handset revenue compared to $8.2 million for the year ended December 31, 2006; and

•	higher revenue from non-ACS customers roaming on our network resulting in third party roaming revenue increasing to $18.1 million from $14.2 million for the year ended December 31, 2007 and 2006, respectively.

     Operating Expense
          Operating expense increased $20.2 million, or 6.6%, to $325.3 million for the year ended December 31, 2007, from $305.1 million for the year ended December 31, 2006. Depreciation and amortization associated with the operation of each of our segments has been included in total depreciation and amortization.
          Wireline: Wireline expenses, which include local telephone, Internet and interexchange operating costs increased $7.0 million, or 4.1%, for the year ended December 31, 2007. The increase is primarily attributable to activity supporting our Internet service offerings including $3.1 million in ISP access and circuit expense and $1.2 million in DSL COGS. Additionally, we saw a $1.5 million increase in advertising expenses, and a $1.7 million increase in expenses associated with large CPE contracts. These expenses were partially offset by $1.0 million in net non-recurring expense benefits comprising $1.8 million from a favorable settlement of a long-term property tax dispute and $0.8 million in contingent liability charges for an anticipated loss on a vendor agreement.
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
          Depreciation and Amortization: Depreciation and amortization expense increased $2.2 million, or 3.2%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The change is due to an increase in depreciable asset base partially offset by a number of asset classes reaching their maximum depreciable lives. In addition, we recorded additional depreciation expense and a corresponding reduction of our regulatory asset of $5.2 million for the twelve months ended December 31, 2007.
          Loss on Disposal of Assets: The loss on disposal of assets decreased year over year $0.9 million from December 31, 2006, due to higher retirements in the prior year arising from our process improvement initiatives.
          Other Income and Expense: Other income and expense was a net expense of $27.5 million in the year ended December 31, 2007, a decrease of 8.0% from the $29.9 million in the year ended December 31, 2006. The decline is primarily attributable to a number of large prior year non-recurring transactions. These transactions included a $9.6 million loss on the extinguishment of debt, offset by a $6.7 million gain on the liquidation of the Rural Telephone Bank (“RTB”), and a $2.0 million gain on the purchase of the Alaska terrestrial assets from Crest Communications, LLC. In 2007 we incurred $0.4 million in loss on the extinguishment of debt and recorded $0.6 million for gains from the RTB liquidation that are payable to our regulated intrastate wireline customers.
          Income Taxes: In the year ended December 31, 2007, we generated taxable income which was offset by net operating loss carry forwards. We did, however, incur an alternative minimum tax charge of $0.5 million for the same period. Prior to December 31, 2007, we had fully reserved the unused income tax benefit resulting from the consolidated losses we have incurred since May 14, 1999, the date of the acquisition of substantially all of our operations. In 2007, the Company reversed all of its valuation allowance of $122.5 million as management now believes it is more likely than not, that all of the deferred tax asset will be realized based on the weight of all available evidence, including the last two years of earnings as well as projected earnings.
          Net Income: The increase in net income is primarily a result of the one-time reversal of the valuation allowance against our deferred tax asset in 2007.
Liquidity and Capital Resources
     Sources
          We have satisfied our cash requirements for the year ended December 31, 2008 for operations, capital expenditures and debt service primarily through internally generated funds and the execution of a new convertible debt offering. For the year ended December 31, 2008, our net cash flows provided by operating activities were $94.6 million. At December 31, 2008, we had approximately $14.2 million in net working capital, approximately $1.3 million in cash and cash equivalents; and $20.5 million in restricted cash. As of December 31, 2008, we had $40.0 million of remaining capacity under our revolving credit facility, representing 89% of available capacity. During 2008 we invested excess cash in auction rate securities. Uncertainties in the credit markets have resulted in failed auctions for our entire existing portfolio of auction rate securities of $1.0 million, net of impairment loss. These investments are no longer considered liquid and during the year we took a $0.2 million other-than-temporary impairment charge to the income statement. For further information on our investment in auction rate securities, see “Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Liquidity Risk” and “Item 1A—Risk Factors”.

          As of December 31, 2008, total long-term obligations outstanding, including current portion, were $561.5 million consisting of a $425.9 million draw from our 2005 senior credit facility, a $5.0 million draw on our revolving credit facility of $45.0 million, $125.0 million of convertible notes and $5.6 million in finance lease obligations. The $425.9 million term loan under the 2005 senior credit facility was drawn on February 1, 2005, July 15, 2005, and February 22, 2006 and generally bears interest at an annual rate of London Inter-Bank Offered Rate (“LIBOR”) plus 1.75%, with a term of seven years from the first closing date and no scheduled principal payments before maturity. The $5.0 million draw on our revolving credit facility generally bears interest at LIBOR plus 2.00%. To the extent a portion of the revolving credit facility under the 2005 senior credit facility remains undrawn, we will pay an annual commitment fee of 0.375% of the undrawn principal amount over its term. We also entered into floating-to-fixed interest rate swaps with total notional amounts of approximately $135.0 million, $85.0 million, $40.0 million, $115.0 million and $52.9 million. This swaps the floating interest rate on the entire term loan borrowings under the 2005 senior credit facility for a further one to three years at a fixed rate of 5.88%, 6.25%, 6.18%, 6.71% and 6.75% per year, respectively, inclusive of the 1.75% premium over LIBOR. The swaps are accounted for as cash flow hedges.
          Our 2005 senior secured credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and payment of dividends. The 2005 senior credit facility also requires that we achieve certain financial ratios quarterly and we are currently operating comfortably within these restrictions.
     Uses
          Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been significant. The construction and geographic expansion of our wireless network and our AKORN submarine fiber have required significant capital. The implementation of our interexchange network and data services strategy is also capital intensive. New capital acquisition for 2008 totaled $125.7 million, inclusive of $3.4 million in interest capitalized during the course of construction. Exclusive of capitalized interest, $39.5 million was expended on recurring maintenance capex requirements; $82.4 million was expended on the construction of our long-haul fiber facilities which once complete will provide telecommunication connectivity between the lower 48 states and Alaska as well as provide geographically diverse connectivity between Anchorage and Fairbanks; and $0.4 million was expended on capex that is reimbursable from the selling stockholders of Crest. During 2008 we acquired Crest Communications in an all cash transaction deal that totaled $65.0 million, net of $1.1 million in cash acquired and inclusive of $4.2 million of cash consideration that has been placed in an escrow account for the settlement of any potential claims of misrepresentations, breach of warranties or covenants or for other indemnifications during the first eighteen months following the closing. We intend to fund $4.2 million due to the former stockholders of Crest and future capital expenditures, including the completion of our long-haul fiber build to the lower 48 states which we estimate will cost approximately $7.8 million to complete, exclusive of capitalized interest expense and internal overhead allocations with cash on hand, through internally generated cash flows, access to our restricted cash balance and borrowings under our revolving credit facility.
          Our capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, and our decision to pursue specific acquisition and investment opportunities, among other things.
          Cash interest expense, net of cash interest income, for 2008 totaled $29.5 million. Through a series of interest rate swap transactions, interest on our term loan is effectively fixed at an annual rate of 6.3% while our $125.0 million convertible debt has a fixed coupon of 5.75%.
          From time to time we make purchases of our outstanding debt securities on the open market, in negotiated transactions or on available call dates. The timing and amount of such purchases, if any, depend upon cash needs and market conditions, among other things. Under the terms of our term loan we may also be required to make certain prepayments based on annual gains in our restricted payment baskets. In 2008 we paid down $2.0 million of our term loan.
          On October 28, 2004, we announced the adoption of a dividend policy by our Board of Directors and declared our first quarterly dividend of $0.185 per share. On March 21, June 14, September 16, and November 29, 2005, our Board of Directors declared quarterly cash dividends of $0.20 per share. In February 2006, we announced our Board of Directors increased our dividend policy to an annual rate of $0.86 per share, an increase of 7.5% over the previous annual rate of $0.80 per share. Based on current shares outstanding at February 20, 2008 of approximately 43.7 million shares, and our current dividend of $0.86 per share, our current annual dividend commitment is $37.6 million. Dividends on our common stock are not cumulative.

          We believe that we will have sufficient cash provided by operations, and available borrowing capacity under our revolving credit facility to service our debt, pay our quarterly dividends and fund our operations, capital expenditures and other obligations over the next 12 months. Our ability to meet such obligations will be dependent upon our future financial performance, which is, in turn, subject to future economic conditions and to financial, business, regulatory, and other factors, many of which are beyond our control.
     Contractual Obligations
          Current accounting standards require us to disclose our material obligations and commitments to making future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees. We disclose our contractual long-term debt repayment obligations in “Note 10 — Long-term Obligations” and our capital and operating lease payments in “Note 6 — Property, Plant and Equipment”, in our consolidated financial statements provided in this report.
          Our contractual obligations as of December 31, 2008, are in the following table. Generally, long-term liabilities are included in the table based on the year of required payment or an estimate of the year of payment. Such estimates of payment are based on a review of past trends for these items, as well as a forecast of future activities. Certain items were excluded from the following table where the year of payment is unknown and could not be reliably estimated.
          Many of our other non-current liabilities have been excluded from the following table due to the uncertainty of the timing of payments, combined with the absence of historical trending to be used as a predictor of such payments.

	Total	2009	2010-2011	2012-2013	Thereafter
Long-term debt	$555,889	$—	$5,000	$550,889	$—
Interest on long-term debt	114,839	35,346	67,953	10,935	605
Capital leases	5,634	666	1,557	1,547	1,864
Operating leases	89,876	7,617	12,709	10,422	59,128
Unconditional purchase obligations	53,204	18,325	17,766	12,594	4,519

Total contractual cash obligations	$819,442	$61,954	$104,985	$586,387	$66,116

Off-Balance Sheet Arrangements
          We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services, or other relationships that expose us to any significant liabilities that are not reflected on the balance sheet or in “Contractual Obligations” above.
Critical Accounting Policies and Estimates
          We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional discussion on the application of these and other significant accounting policies, see “Note 1—Summary of Significant Accounting Policies” to our consolidated financial statements provided in this report. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates.
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
          We implemented, effective January 1, 2003, higher depreciation rates for our interstate telephone plant, which management believes approximate the economically useful lives of the underlying plant. As a result, we recorded a regulatory asset under SFAS No. 71, as of December 31, 2008 and 2007, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. If we were not following SFAS No. 71, these costs would have been charged to expense as incurred. The balances at December 31, 2008 and December 31, 2007, are $63.4 and $65.3 million, respectively. We also have a regulatory liability of $64.1 million and $62.4 million at December 31, 2008 and 2007, respectively, related to accumulated removal costs for our local telephone subsidiaries. If we were not following SFAS No. 71, we would have followed SFAS No. 143 for asset retirement obligations associated with our regulated telephone plant. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations are not accounted for under SFAS No. 71. In accordance with industry practice and regulatory requirements, revenues generated between regulated and non-regulated group companies are not eliminated on consolidation; these revenues totaled $41.6 million, $38.4 million, and $32.8 million, for the years ended December 31, 2008, 2007 and 2006, respectively.
          The methodologies discussed above for determining regulated rates and the resulting revenue and charges are based on rules adopted by the RCA. We believe the accounting estimates related to affiliate revenue and charges are “critical accounting estimates” because determining the cost allocation methodology and the supporting allocation factors: (i) requires judgment and is subject to refinement as facts and circumstances change or as new cost drivers are identified; (ii) are based on regulatory rules which are subject to change; and (iii) the various subsidiaries may change provided services which can impact overall costs and related charges, all of which require significant judgment and assumptions and can affect consolidated results.
          Should our local exchange businesses cease to be subject to rate regulation we would implement SFAS 101 —"Accounting for Discontinuation of Application of SFAS 71”.
          We believe that application of SFAS 101 would result in a reduction in our regulatory assets and liabilities and the elimination of certain intercompany revenues and expenses. In addition, we would recognize extraordinary income (loss) in the fiscal quarter where SFAS 71 is no longer applied. The adjustment would be required to account for the change to recording expense on a non-regulated GAAP basis rather than a regulatory basis.
          We have filed with the FCC a petition to be re-characterized from a “rate of return” carrier to a “price cap” carrier. If our petition is granted, SFAS 71 would no longer apply to our regulated entities. We believe our petition is likely to be granted, in which case we would be required to make the changes generally described above. We have not yet quantified the effect of this change; however, this change in regulatory accounting may cause our financial condition to appear to be adversely affected.
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
          We recognize access revenue when it is earned. We participate in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available for the Company and the other telephone companies. To the extent that disputes arise over revenue settlements, we defer revenue collected until settlement methodologies are resolved and finalized. At December 31, 2008 and 2007, the Company had recorded liabilities of $6.4 million and $11.0 million, respectively, related to its estimate of refundable access revenue. The decrease in the reserve during the year ended December 31, 2008 of $4.6 million was the result of refunds, the settlement of prior period claims and positive settlements with NECA and USAC regarding our cost studies.
     Debt Issuance Costs and Original Issue Discounts
          We amortize using the straight-line method underwriting and issuance costs associated with the issuance of our senior credit facility, convertible notes and senior unsecured notes over the term of the debt, which approximates the effective interest method. During 2008. the Company executed a new convertible debt offering that resulted in debt issuance costs of $4.4 million. During 2007 and 2006, the Company repurchased its 2011 senior unsecured notes resulting in a write off of debt issuance costs in 2007 and 2006 of $0.1 million and $1.7 million, respectively. Debt issuance cost amortization, inclusive of the write-offs, in the “Consolidated Statement of Cash Flows” for 2008, 2007 and 2006, was $2.5 million, $2.0 million and $3.6 million, respectively.
          We have issued certain debt instruments below their face value, resulting in original issue discounts that we record net in long-term debt. These original issue discounts are amortized using the effective interest method. During 2007 and 2006, the Company repurchased its 2011 senior unsecured notes, which resulted in a write off of original issue discount to expense of $0.1 million and $1.5 million, respectively. Original issue discount, inclusive of the write offs, in the “Consolidated Statement of Cash Flows” for 2008, 2007 and 2006, was zero, $0.1 million and $1.5 million, respectively.
     Income Taxes
          We use the asset-liability method of accounting for income taxes. Under the asset-liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that management believes it is more likely than not that such deferred tax assets will not be realized. We released during the fourth quarter of 2007, in full, the existing valuation allowance against our deferred tax asset.
     Non-Operating Expense
          We periodically evaluate the fair value of our investments and other non-operating assets against their carrying value whenever market conditions indicate a change in that fair value. Any changes relating to declines in the fair value of non-operating assets are charged to non-operating expense under the caption “Other” in the “Consolidated Statement of Operations”. These items require significant judgment and assumptions. We believe our estimates are reasonable, based on information available at the time they were made. However, if our estimates are not correct or if circumstances underlying our estimates change, we may incur unexpected impairment charges in future periods.
Recently Adopted Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. We adopted SFAS No. 157, effective January 1, 2008, for financial assets and financial liabilities, and other items recognized or disclosed in the consolidated financial statements on a recurring basis In February 2008, the FASB issued FSP SFAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB also issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. On January 1, 2008, we adopted, without material impact on our consolidated financial statements, the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis. Beginning January 1, 2009, we will adopt the provisions required related to nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. We do not expect the provisions of SFAS No. 157 related to these items to have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements
          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires the recognition of all the assets acquired, liabilities assumed and any non-controlling interest in the acquiree at the acquisition date at fair value with limited exceptions. SFAS No. 141(R) requires that acquisition costs and restructuring costs associated with a business combination be expensed as incurred. This standard also requires that in-process research and development be recorded on the balance sheet at fair value as an indefinite-lived intangible asset at the acquisition date. In addition, under SFAS No. 141(R), changes in an acquired entity’s valuation allowance on deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations where the acquisition date occurs in or after the first fiscal year beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired uncertain tax positions. Upon the implementation of SFAS No. 141(R), any reduction in these valuation allowances will be recorded as a reduction to income tax expense.
          In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, (“FAS 132(R)”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosures about an entity’s investment policies and strategies, the categories of plan assets, and concentrations of credit risk and fair value measurements of plan assets. We anticipate that the adoption of this statement will not have a material impact on our consolidated financial statements, but will require additional footnote disclosures.
          In June 2008, the FASB issued Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”), in which the FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents (such as restricted stock units granted by the Company) are considered participating securities. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The provisions of FSP No. EITF 03-6-1 became effective for us on January 1, 2009 are applied retrospectively to all prior-period earnings per share computations. The adoption of FSP No. EITF 03-6-1 will not have a material impact on earnings per share amounts in prior periods.
          In May 2008, the FASB issued FASB Staff Position APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). This new standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer’s conventional non-convertible debt borrowing rate at the date of issuance. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of FSP APB 14-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 31, 2008. We expect the adoption of FSP APB 14-1 to increase the interest expense on our 5.75% Convertible Notes due 2013 recorded in our results of operations by an annual amount of approximately $6.6 million.
          In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133, Accounting for Derivatives and Hedging Activities (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. We are currently evaluating whether the adoption of EITF 07-5 will have an impact on our accounting for our 5.75% Convertible Notes due 2013 and related derivative hedge transactions we entered into in connection with our offering of the notes.

          In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years, or interim periods, beginning after December 15, 2008. The guidance contained in FSP FAS 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of FSP FAS 142-3 must be applied prospectively to all intangible assets recognized in our financial statements as of the effective date. The adoption of FSP FAS 142-3 is not expected to have a material impact on our consolidated financial statements.
          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133. SFAS No. 161 enhances derivative and hedging activity disclosures pertaining to how derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect the Company’s consolidated financial statements. SFAS No. 161 is effective for fiscal years, and interim periods, beginning after November 15, 2008. We do not anticipate that the adoption of SFAS No. 161 will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and qualitative disclosures about market risk
          As of December 31, 2008, we had outstanding our 2005 senior credit facility, partial draw on our revolver, and convertible notes. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under our 2005 senior credit facility and revolver.
          The table below provides information about our sensitivity to market risk associated with fluctuations in interest rates as of December 31, 2008. To the extent that our financial instruments expose us to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related expected interest rates by year of maturity for our 2005 senior credit facility, 5.75% convertible notes due in 2013, and capital leases and other long-term obligations outstanding at December 31, 2008. Weighted average variable rates for the 2005 senior credit facility are based on implied forward rates in the LIBOR yield curve as of December 31, 2008. Fair values as of December 31, 2008 included herein have been determined based on (i) quoted market prices for the 2005 senior secured credit facility; and (ii) quoted market prices for the 5.75% convertible notes. Our consolidated financial statements contain descriptions of the 2005 senior credit facility, 5.75% convertible notes and capital leases and other long-term obligations and should be read in conjunction with the table below.

($ in thousands)								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value
Interest Bearing Liabilities

2005 bank credit facility	$—	$—	$—	$425,889	$—	$—	$425,889	$340,711
Weighted average interest rate (var)	2.98%	3.42%	4.04%	4.26%			3.50%

Revolver draw	$—	$—	$5,000	$—	$—	$—	$5,000	$4,000
Weighted average interest rate (var)	3.23%	3.67%	4.12%				3.48%

5.75% convertible notes due 2013	$—	$—	$—	$125,000	$—	$—	$125,000	$93,013
Average interest rate (fixed)	5.75%	5.75%	5.75%	5.75%			5.75%

Captial lease and other long-term	$666	$737	$820	$903	$644	$1,864	$5,634	$5,634
Average interest rate (fixed)	10.21%	10.28%	10.38%	10.57%	10.78%	10.87%	10.49%

Interest Rate Derivatives

Variable to fixed interest rate swap
Notional amount	$67,500	$—	$—	$—	$—	$—	$67,500	$(1,863)
Fixed rate payable	4.13%						4.13%
Weighted average variance
Rate receivable (payable)	-2.90%						-2.90%

Notional amount	$67,500	$—	$—	$—	$—	$—	$67,500	$(1,863)
Fixed rate payable	4.13%						4.13%
Weighted average variance
Rate receivable (payable)	-2.90%						-2.90%

Notional amount	$—	$85,000	$—	$—	$—	$—	$85,000	$(3,222)
Fixed rate payable	4.50%	4.50%					4.50%
Weighted average variance
Rate receivable (payable)	-3.27%	-3.07%					-3.23%

Notional amount	$—	$—	$40,000	$—	$—	$—	$40,000	$(2,685)
Fixed rate payable	4.43%	4.43%	4.43%				4.43%
Weighted average variance
Rate receivable (payable)	-3.19%	-2.76%	-2.26%				-2.78%

Notional amount	$—	$—	$115,000	$—	$—	$—	$115,000	$(9,752)
Fixed rate payable	4.96%	4.96%	4.96%				4.96%
Weighted average variance
Rate receivable (payable)	-3.73%	-3.29%	-2.67%				-3.23%

Notional amount	$—	$—	$52,900	$—	$—	$—	$52,900	$(4,532)
Fixed rate payable	5.00%	5.00%	5.00%				5.00%
Weighted average variance
Rate receivable (payable)	-3.76%	-3.33%	-2.70%				-3.26%
Total derivative fair value								$(23,917)

          The table below provides information about our sensitivity to market risk associated with fluctuations in interest rates as of December 31, 2007. To the extent that our financial instruments expose us to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related expected interest rates by year of maturity for our 2005 senior credit facility, senior unsecured notes, and capital leases and other long-term obligations outstanding at December 31, 2007. Weighted average variable rates for the 2005 senior credit facility are based on implied forward rates in the LIBOR yield curve as of December 31, 2007. Fair values as of December 31, 2007 included herein have been determined based on (i) quoted market prices for the 2005 senior secured credit facility; and (ii) quoted market prices for the senior unsecured notes. Our consolidated financial statements contain descriptions of the 2005 senior credit facility, senior unsecured notes and capital leases and other long-term obligations and should be read in conjunction with the table below:

($ in thousands)								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value
Interest Bearing Liabilities

2005 bank credit facility	$—	$—	$—	$—	$427,900	$—	$427,900	$410,784
Weighted average interest rate (var)	6.15%	5.75%	5.87%	6.24%	6.46%		6.01%

Captial lease and other long-term	$780	$609	$672	$739	$800	$1,496	$5,096	$5,096
Average interest rate (fixed)	10.20%	10.27%	10.38%	10.56%	10.95%	11.50%	10.61%

Interest Rate Derivatives

Variable to fixed interest rate swap Notional amount	$—	$67,500	$—	$—	$—	$—	$67,500	$(482)
Fixed rate payable	4.13%	4.13%					4.13%
Weighted average variance
Rate receivable (payable)	0.27%	-0.13%					0.07%

Notional amount	$—	$67,500	$—	$—	$—	$—	$67,500	$(485)
Fixed rate payable	4.13%	4.13%					4.13%
Weighted average variance
Rate receivable (payable)	0.27%	-0.13%					0.07%

Notional amount	$—	$—	$85,000	$—	$—	$—	$85,000	$(1,352)
Fixed rate payable	4.50%	4.50%	4.50%				4.50%
Weighted average variance
Rate receivable (payable)	-0.10%	-0.50%	-0.52%				-0.32%

Notional amount	$—	$—	$—	$40,000	$—	$—	$40,000	$(669)
Fixed rate payable	4.43%	4.43%	4.43%	4.43%			4.43%
Weighted average variance
Rate receivable (payable)	-0.02%	-0.42%	-0.30%	0.04%			-0.19%

Notional amount	$—	$—	$—	$115,000	$—	$—	$115,000	$(4,195)
Fixed rate payable	4.96%	4.96%	4.96%	4.96%			4.96%
Weighted average variance
Rate receivable (payable)	-0.56%	-0.96%	-0.84%	-0.47%			-0.71%

Notional amount	$—	$—	$—	$52,900	$—	$—	$52,900	$(1,996)
Fixed rate payable	5.00%	5.00%	5.00%	5.00%			5.00%
Weighted average variance
Rate receivable (payable)	-0.59%	-0.99%	-0.87%	-0.50%			-0.74%
Total derivative fair value								$(9,179)
Liquidity Risk
          We currently hold a $1.0 million portfolio of auction rate securities. These investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. During 2008, we concluded that these investments were other-than-temporarily impaired and an impairment charge was taken to the income statement of $245. We may need to access these funds for operational purposes during the time that these investments are expected to remain illiquid.

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
ITEM 9A. CONTROLS AND PROCEDURES
     (A) Evaluation of Disclosure Controls and Procedures.
          Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2008; and whether any change has occurred in our internal control over financial reporting pursuant to Exchange Act Rules 13a-15(d) and 15d-15(d). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective as of December 31, 2008.
     (B) Management’s Report on Internal Control over Financial Reporting.
          Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
          All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements.
          Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
          Our management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and overall control environment. Based on this assessment, management has concluded that the Company’s internal control over financial reporting as of December 31, 2008 was effective.
     (C) Changes in internal control over financial reporting.
          There was no change in our internal control over financial reporting that occurred in the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
          Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant
          The information required by this item is contained in our Proxy Statement for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Item 11. Executive Compensation Summary Compensation Table
          Information on compensation of our directors and executive officers is contained in our Proxy Statement for our 2009 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2009 Annual Meeting of Stockholders.
Securities Authorized for Issuance under Equity Compensation Plans
          As of December 31, 2008, the number of securities remaining available for future issuance under equity compensation plans includes 1,385,010 shares under the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan, 116,503 shares under the ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan, and 751,912 shares under the Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan. All shares reserved under the non-qualified stock option agreement between Liane Pelletier and Alaska Communications Systems Group, Inc. have been awarded through stock options. The units reserved as restricted stock unit equivalents (“RSUEs”) have been awarded according to the terms of the amended and restated employment agreement between Alaska Communications Systems Group, Inc. and Liane Pelletier. The RSUEs will settle in common stock on July 31, 2009, unless stockholder approval is not obtained, in which case they will settle in cash. See “Note 15 — Stock Incentive Plans”, to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements for further information on our equity compensation plans.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of outstanding	exercise price of	under equity compensation
	options, warrants and	outstanding options,	plans (excluding securities
	rights	warrants and rights	reflected in column (a))
Equity compensation plans	(a)	(b)	(c)
Approved by security holders:
Stock options	1,150,549	$9.71
Restricted stock	1,382,067	$—	2,253,425

Not approved by security holders:
Stock options	200,000	$4.50

Subject to future approval by security holders:
Restricted stock unit equivalents	100,000	$—

Item 13. Certain Relationships and Related Transactions
          Information with respect to such contractual relationships is incorporated herein by reference to the information in the Proxy Statement for our 2009 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
          Information on our audit committee’s pre-approval policy for audit services, and information on our principal accountant fees and services is contained in our Proxy Statement for our 2009 Annual Meeting of Stockholders.

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
     (b) Exhibits. The exhibits to this report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are exhibits of the Registrant and are incorporated herein by reference as exhibits thereto.

Exhibit No.	Exhibit	Where Located

2.1	Stock Purchase Agreement by and among Alaska Communications Systems Group, Inc. and Crest Communications Corporations Group, Inc. (“Crest”) the Selling Stockholder; and Donald J. Schroeder and Brooke Coburn dated April 1, 2008—Confidential treatment has been granted for certain portions marked “***” of this Exhibit.	Exhibit 2.1 to Form 8-K (filed 8/07/2008)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Exhibit to Form S-1/A file No. 333-888753 (filed 11/17/1999)

3.2	Amended and Restated By-Laws of the Registrant.	Exhibit 3.2 to Form 8-K (filed 9/18/2008)

4.1	Specimen of Common Stock Certificate.	Exhibit to Form S-1/A file No. 333-888753 (filed 11/17/1999)

4.2	Indenture, dated as of August 26, 2003, among Alaska Communications Systems Holdings, Inc., as Issuer, the Guarantors (as defined therein) and The Bank of New York, as trustee.	Exhibit 4.1 to Form S-4 file No. 333-109927 (filed 10/23/2003)

4.3	Supplemental Indenture to Indenture listed as Exhibit No. 4.11, dated January 25, 2005, among the Company, Alaska Communications Systems Holdings, Inc., the guarantor’s party thereto and The Bank of New York, as trustee.	Exhibit 10.1 to Form 8-K (filed 1/26/2005)

4.4	Supplemental Indenture to Indenture listed as Exhibit No. 4.5, dated January 25, 2005, among the Company, Alaska Communications Systems Holdings, Inc., the guarantors party thereto and The Bank of New York, as trustee.	Exhibit 10.2 to Form 8-K (filed 1/26/2005)

4.5	Supplemental indenture to Indenture listed as Exhibit No. 4.11, dated July 15, 2005, among the Registrant, Alaska Communications Systems Holdings, Inc., the guarantors party thereto and the Bank of New York, as trustee.	Exhibit 1.1 to Form 8-K (filed 7/21/2005)

4.6	Supplemental Indenture to Indenture listed as Exhibit No. 4.11, dated February 22, 2006, among the Company, Alaska Communications Systems Holdings, Inc., the guarantors party thereto and The Bank of New York, as trustee.	Exhibit 10.1 to Form 8-K (filed 2/27/2006)

4.7	Indenture dated April 8, 2008 by and among Alaska Communications Systems Group, Inc., the guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee , with respect to 5.75% Convertible Notes due 2013.	Exhibit 4.1 to Form 8-K (filed 4/14/2008)

4.8	Registration Rights Agreement dated April 8, 2008 by and among Alaska Communications Systems Group, Inc., the guarantors named therein, and the Initial Purchasers (as defined therein).	Exhibit 4.2 to Form 8-K (filed 4/14/2008)

10.1*	ALEC Holdings, Inc. 1999 Stock Incentive Plan.	Exhibit 10.10 to Form S-4 file No. 333-82361 (filed 7/7/1999)

Exhibit No.	Exhibit	Where Located

10.2*	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit to Form S-1/A file No. 333-888753 (filed 11/17/1999)

10.3*	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit to Form S-1/A file No. 333-888753 (filed 11/17/1999)

10.4*	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit to Form S-1/A file No. 333-888753 (filed 11/17/1999)

10.5*	Amended and Restated Employment Agreement, dated as of September 22, 2008, between Alaska Communications Systems Group, Inc. and Liane Pelletier.	Exhibit 10.1 to Form 8-K (filed 9/26/2008)

10.6	Settlement Agreement and Mutual Release, dated October 14, 2003, by and between the State of Alaska and Alaska Communications Systems Group, Inc.	Exhibit 10.4 to Form S-4 file No. 333-109927 (filed 10/23/2003)

10.7*	Executive Employment Agreement, dated as of January 23, 2004 between Alaska Communications Systems Group, Inc. and Sheldon Fisher.	Exhibit 10.13 to Form 10-K (filed 3/30/2004)

10.8*	Amended and Restated Employment Agreement, dated as of January 5, 2009 between Alaska Communications Systems Group, Inc. and David Wilson.	Exhibit 10.1 to Form 8-K (filed 01/09/2009)

10.9	Letter Agreement, dated January 26, 2005, between Alaska Communications Systems Holdings, Inc. and Fox Paine & Company, LLC.	Exhibit 10.1 to Form 8-K (filed 1/27/2005)

10.10	Credit Agreement, dated February 1, 2005, among the Company, ACSH, the lenders named therein and Canadian Imperial Bank of Commerce, as Administrative Agent.	Exhibit 10.1 to Form 8-K (filed 2/2/2005)

10.11	Master Agreement, dated November 7, 1999, by and between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union 1547.	Exhibit 99.3 to Form 8-K (filed 3/7/2005)

10.12	Letter Agreement, dated March 1, 2005, by and between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union 1547.	Exhibit 99.4 to Form 8-K (filed 3/7/2005)

10.13	Consent and Agreement No. 1, dated July 15, 2005, among Alaska Communications Systems Group, Inc. , Alaska Communications Systems Holdings, Inc., the lenders party thereto and Canadian Imperial Bank of Commerce as Administrative Agent.	Exhibit 1.1 to Form 8-K (filed 7/21/2005)

10.14*	Form of Restricted Stock Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan.	Exhibit 10.1 to Form 10-Q (filed 8/3/2007)

10.15	Consent and Agreement No. 2, dated February 22, 2006, among Alaska Communications Systems Group, Inc. , Alaska Communications Systems Holdings, Inc., the lenders party thereto and Canadian Imperial Bank of Commerce as Administrative Agent.	Exhibit 10.2 to Form 8-K (filed 2/27/2006)

10.16*	2006 Officer Severance Program.	Exhibit 99.1 to Form 8-K (filed 7/17/2006)

10.17*	2008 Officer Severance Policy.	Exhibit 10.2 to Form 8-K (filed 12/24/2008)

10.18	Supply and Construction Contract between ACS Cable Systems, Inc. and Tyco Telecommunications (US), Inc. dated October 23, 2007***.	Exhibit 10.23 to Form 10-K (filed 3/20/2008)

10.19*	Executive Employment Agreement, dated as of November 7, 2007 between Alaska Communications Systems Group, Inc. and Leonard Steinberg.	Exhibit 10.24 to Form 10-K (filed 3/20/2008)

10.20	Purchase Agreement dated April 2, 2008 by and among Alaska Communications Systems Group, Inc., the guarantors listed therein and the Initial Purchasers.	Exhibit 10.1 to Form 8-K (filed 4/14/2008)

Exhibit No.	Exhibit	Where Located

10.21	Confirmations of Convertible Bond Hedges by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.2 to Form 8-K (filed 4/14/2008)

10.22	Confirmations of Warrant Transactions by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.3 to Form 8-K (filed 4/14/2008)

10.23*	Form of Performance Share Unit Agreement.	Exhibit 99.1 to Form 8-K/A (filed 6/12/2008)

10.24*	Executive Employment Agreement, dated as of December 19, 2008 between Alaska Communications Systems Group, Inc. and Anand Vadapalli.	Exhibit 10.1 to Form 8-K (filed 12/24/2008)

21.1	Subsidiaries of the Registrant.	Filed herewith

23.1	Consent of KPMG LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.	Filed herewith

31.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of David Wilson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of David Wilson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002.	Filed herewith

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

***	Confidential treatment of certain portions of this exhibit has been requested pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.

SIGNATURES
          Pursuant to the requirements of Section 13 or Section 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 9, 2009

Alaska Communications Systems Group, Inc.
By:	/s/ Liane Pelletier
Liane Pelletier
Chief Executive Officer, Chairman of the Board and President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Liane Pelletier Liane Pelletier	Chief Executive Officer, Chairman of the Board and President (Principal Executive Officer)	March 9, 2009
/s/ David Wilson David Wilson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2009
/s/ Annette M. Jacobs Annette M. Jacobs	Director	March 9, 2009
/s/ Brian Rogers Brian Rogers	Director	March 9, 2009
/s/ David A. Southwell David A. Southwell	Director	March 9, 2009
/s/ John M. Egan John M. Egan	Director	March 9, 2009
/s/ Peter Ley Peter Ley	Director	March 9, 2009
/s/ Gary R. Donahee Gary R. Donahee	Director	March 9, 2009
/s/ Edward J. Hayes, Jr. Edward J. Hayes, Jr.	Director	March 9, 2009

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alaska Communications Systems Group, Inc.:
We have audited the accompanying consolidated balance sheets of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operation, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alaska Communications System’s Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
Anchorage, Alaska
March 9, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alaska Communications Systems Group, Inc.:
We have audited Alaska Communications Systems Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Alaska Communications Systems Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(B)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Alaska Communications Systems Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 9, 2009 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Anchorage, Alaska
March 9, 2009

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
December 31, 2008 and 2007
(In Thousands, Except Per Share Amounts)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,326	$35,208
Restricted cash	20,517	2,589
Short-term investments	—	790
Accounts receivable-trade, net of allowance of $5,912 and $8,768	40,433	39,150
Materials and supplies	9,404	10,467
Prepayments and other current assets	6,515	5,155
Deferred income taxes	21,145	21,347

Total current assets	99,340	114,706

Property, plant and equipment	1,391,351	1,209,257
Less: accumulated depreciation and amortization	(891,899)	(825,663)

Property, plant and equipment, net	499,452	383,594

Non-current investments	1,005	—
Goodwill	8,850	38,403
Intangible assets, net	24,118	21,604
Debt issuance cost	9,290	7,461
Deferred income taxes	114,831	96,095
Deferred charges and other assets	452	1,340

Total assets	$757,338	$663,203

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$666	$780
Accounts payable, accrued and other current liabilities	74,028	64,070
Advance billings and customer deposits	10,399	10,051

Total current liabilities	85,093	74,901

Non-current obligations, net of current portion	560,857	432,216
Other deferred credits and long-term liabilities	98,693	82,075

Total liabilities	744,643	589,192

Commitments and contingencies Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized, 43,719 and 42,883 issued and outstanding, respectively	437	429
Additional paid in capital	217,740	257,982
Accumulated deficit	(187,452)	(177,313)
Accumulated other comprehensive loss	(18,030)	(7,087)

Total stockholders’ equity (deficit)	12,695	74,011

Total liabilities and stockholders’ equity (deficit)	$757,338	$663,203

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
Years ended December 31, 2008, 2007, and 2006
(In Thousands, Except Per Share Amounts)

	2008	2007	2006
Operating revenues:
Wireline	$246,028	$248,265	$233,351
Wireless	143,569	137,520	115,370

Total operating revenues	389,597	385,785	348,721

Operating expenses:
Wireline (exclusive of depreciation and amortization)	185,321	179,456	172,421
Wireless (exclusive of depreciation and amortization)	84,751	74,305	62,478
Depreciation and amortization	74,002	71,337	69,096
Loss on disposal of assets, net	750	248	1,105
Loss on impairment of goodwill and intangible assets	29,641	—	—

Total operating expenses	374,465	325,346	305,100

Operating income	15,132	60,439	43,621

Other income and expense:
Interest expense	(32,921)	(28,386)	(30,445)
Loss on extinguishment of debt	—	(355)	(9,650)
Interest income	1,695	2,020	1,835
Other	(547)	(776)	8,360

Total other income and expense	(31,773)	(27,497)	(29,900)

Income (loss) before income tax	(16,641)	32,942	13,721

Income tax benefit (expense)	6,502	111,194	(443)

Net income (loss)	$(10,139)	$144,136	$13,278

Net income (loss) per share:
Basic	$(0.23)	$3.38	$0.32

Diluted	$(0.23)	$3.26	$0.31

Weighted average shares outstanding:
Basic	43,391	42,701	42,045

Diluted	43,391	44,185	43,387

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
and Comprehensive Income (Loss)
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)

						Accumulated
						Other
		Common	Treasury	Additional Paid	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Stock	in Capital	Deficit	Income (Loss)	Equity (Deficit)

Balance, January 1, 2006	46,230	$462	$(18,443)	$333,522	$(334,727)	$322	$(18,864)
Total comprehensive income	—	—	—	—	13,278	1,244	14,522
Dividends declared	—	—	—	(36,274)	—	—	(36,274)
Stock compensation	—	—	—	7,667	—	—	7,667
Surrender of 74 shares to cover withholding taxes on stock based compensation	—	—	—	(872)	—	—	(872)
Issuance of common stock, pursuant to stock plans, $.01 par	641	6	—	2,780	—	—	2,786
Retirement of stock held in treasury	(4,549)	(45)	18,443	(18,398)	—	—	—

Balance, December 31, 2006	42,322	423	—	288,425	(321,449)	1,566	(31,035)
Total comprehensive income (loss)	—	—	—	—	144,136	(8,653)	135,483
Dividends declared	—	—	—	(36,840)	—	—	(36,840)
Stock compensation	—	—	—	6,390	—	—	6,390
Excess tax benefit from share-based payments	—	—	—	755	—	—	755
Surrender of 153 shares to cover withholding taxes on stock based compensation	—	—	—	(2,330)	—	—	(2,330)
Issuance of common stock, pursuant to stock plans, $.01 par	561	6	—	1,582	—	—	1,588

Balance, December 31, 2007	42,883	429	—	257,982	(177,313)	(7,087)	74,011
Total comprehensive income (loss)	—	—	—	—	(10,139)	(10,943)	(21,082)
Dividends declared	—	—	—	(37,523)	—	—	(37,523)
Stock compensation	—	—	—	8,770	—	—	8,770
Purchase of covertible bond call options net of tax benefits of $1,056	—	—	—	(19,375)	—	—	(19,375)
Sale of common stock warrants	—	—	—	9,852	—	—	9,852
Surrender of 273 shares to cover withholding taxes on stock-based compensation	—	—	—	(3,383)	—	—	(3,383)
Issuance of common stock stock, pursuant to stock plans, $.01 par	836	8	—	1,417	—	—	1,425

Balance, December 31, 2008	43,719	$437	$—	$217,740	$(187,452)	$(18,030)	$12,695

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	2008	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$(10,139)	$144,136	$13,278
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	74,002	71,337	69,096
Loss on disposal of assets, net	750	248	1,105
Loss on impairment of goodwill and intangible assets	29,641	—	—
Gain on sale of long-term investments	—	(152)	(6,685)
Loss on impairment of non-current investments	245	—	—
Amortization of debt issuance costs and original issue discount	2,539	2,059	5,180
Stock-based compensation	9,477	6,390	7,667
Deferred income taxes	(6,445)	(112,495)	—
Excess tax benefit from share-based payments	—	(755)	—
Other non-cash expenses	139	742	234
Changes in components of assets and liabilities:
Accounts receivable and other current assets	955	(1,896)	2,136
Materials and supplies	1,063	(2,490)	(92)
Accounts payable and other current liabilities	(2,102)	(1,607)	8,823
Deferred charges and other assets	470	(193)	3,856
Other deferred credits	(6,018)	(532)	(13,013)

Net cash provided by operating activities	94,577	104,792	91,585

Cash Flows from Investing Activities:
Investment in construction and capital expenditures	(125,711)	(62,645)	(59,720)
Change in unsettled construction and capital expenditures	6,056	(509)	(915)
Investment in intangible assets	(2,601)	—	—
Acquisitions, net of cash acquired	(64,960)	—	—
Change in unsettled acquisition costs	4,169	—	—
Purchase of short-term investments	(9,400)	(64,638)	(57,500)
Proceeds from sale of short-term investments	10,190	63,848	68,025
Purchase of non-current investments	(3,625)	—	—
Proceeds from sale of non-current investments	2,375	162	7,663
Placement of funds in restricted accounts	(74,956)	(3,009)	—
Release of funds from restricted accounts	57,028	2,120	2,715

Net cash used by investing activities	(201,435)	(64,671)	(39,732)

Cash Flows from Financing Activities:
Repayments of long-term debt	(7,832)	(5,089)	(61,860)
Proceeds from the issuance of long-term debt	135,000	—	52,900
Purchase of call options	(20,431)	—	—
Sale of common stock warrants	9,852	—	—
Debt issuance costs	(4,368)	—	(1,349)
Payment of cash dividend on common stock	(37,287)	(36,697)	(35,475)
Payment of withholding taxes on stock-based compensation	(3,383)	(2,330)	(872)
Excess tax benefit from share-based payments	—	755	—
Proceeds from the issuance of common stock	1,425	1,588	2,786

Net cash provided (used) by financing activities	72,976	(41,773)	(43,870)

Change in cash and cash equivalents	(33,882)	(1,652)	7,983

Cash and cash equivalents, beginning of period	35,208	36,860	28,877

Cash and cash equivalents, end of period	$1,326	$35,208	$36,860

Supplemental Cash Flow Data:
Interest paid	$31,175	$28,795	$31,280
Income taxes paid	355	545	264

Supplemental Noncash Transactions:
Property acquired under capital leases	$1,359	$51	60
Dividend declared, but not paid	9,449	9,226	9,105
See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Alaska Communications Systems Group, Inc. and Subsidiaries (the “Company” or “ACS Group”), a Delaware corporation, provides wireline, wireless and other telecommunications and network services to consumer, business, and enterprise customers in the State of Alaska and beyond using its statewide and interstate telecommunications network. The Company was formed in October of 1998 for the purpose of acquiring and operating telecommunications properties.
          The accompanying consolidated financial statements for the Company are as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006. They represent the consolidated financial position, results of operations and cash flows of ACS Group and the following wholly owned subsidiaries:
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
          A summary of significant accounting policies followed by the Company is set forth below:
Basis of Presentation
          The consolidated financial statements include all majority-owned subsidiaries. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71, Accounting for the Effects of Certain Types of Regulation, intercompany revenue between regulated local telephone companies and all other group companies is not eliminated. All other significant intercompany balances have been eliminated. Certain reclassifications have been made to the 2007 and 2006 balances to conform to the current presentation.
Use of Estimates
          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, long-lived assets, goodwill and intangible assets, legal contingencies, income taxes and network access revenue reserves. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes is reasonable under the circumstances. Assumptions are adjusted as facts and circumstances dictate. Illiquid credit markets, volatile equity and energy markets, and declines in consumer spending have combined to increase the uncertainty in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ significantly from those estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements of future periods.
Cash and Cash Equivalents
          For purposes of the consolidated balance sheets and statements of cash flows, the Company generally considers all highly liquid investments with a maturity at acquisition of three months or less to be cash equivalents.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Restricted Cash
          As of December 31, 2008, the Company had placed into escrow $9,739 for the indemnification of the Company in the event of breach by Crest Communications Corporation (“Crest”) of certain obligations, representations and warranties specified in the Company’s agreement to purchase Crest and the completion of certain capital projects; and $8,578 pending completion by Tyco Telecommunications (“Tyco”) of specified milestones set forth in the Company’s agreement with Tyco for the construction of its Alaska Oregon Network (“AKORN”) fiber optic cable system.
          The remaining balance, as well as the prior year balance, consists of certificates of deposit as required under the terms of certain contracts to which the Company is a party. When the restrictions are lifted, the Company will transfer these funds back into its operating accounts.
Short-Term Investments
          For purposes of the “Consolidated Balance Sheets” and “Consolidated Statement of Cash Flows”, the Company considers highly liquid investments with a maturity at acquisition of more than three months but less than one year to be short-term investments. These investments are classified as available for sale and are stated at estimated fair market value. Income related to these investments is reported as interest income.
Materials and Supplies
          Materials and supplies are carried in inventory at the lower of weighted average cost or market. Cash flows related to the sale of inventory, primarily wireless devices and accessories, are included in operating activities in the Company’s “Consolidated Statement of Cash Flows”.
Property, Plant and Equipment
          Telephone plant is stated substantially at original cost of construction. Telephone plant retired in the ordinary course of business, together with the cost of removal, less salvage, is charged to accumulated depreciation with no gain or loss recognized. Renewals and betterments of telephone plant are capitalized while repairs, as well as renewals of minor items, are charged to operating expense as incurred. The Company provides for depreciation of telephone plant on the straight-line method, using rates approved by regulatory authorities. The composite annualized rate of depreciation for all classes of telephone property, plant, and equipment was 4.8%, 5.2% and 5.3% for 2008, 2007 and 2006, respectively.
          Non-Telephone plant is stated at purchased cost, and when sold or retired a gain or loss is recognized. Depreciation of such property is provided on the straight-line method over its estimated service life ranging from three to 39 years.
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
          The Company is also the lessee of various land, building and personal property under operating lease agreements for which expense is recognized on a monthly basis. Increases in rental rates are recorded as incurred which approximates a straight-line method.
Non-current Investments
          The Company’s non-current investment balance is made up of auction rate securities (“ARS”). Beginning February 13, 2008, the Company experienced failed auctions for ARS issues and at that time, ceased to purchase auction rate securities. The Company believes that the current lack of liquidity relating to ARS investments will have no impact on the ability to fund ongoing operations and growth initiatives.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
          At December 31, 2008, the Company’s ARS portfolio was comprised of 100% AAA rated investments. Although the Company has the ability to hold these investments to maturity, an assessment was performed and management determined that the fair value of these securities was other-than-temporarily impaired. The Company has recorded a loss in the Consolidated Statements of Operations for the year ended December 31, 2008 of $245 related to its ARS portfolio. The Company will reassess this conclusion and the remaining portfolio balance in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit ratings of the investments, market risk and other factors.
Goodwill and Intangible Assets
          Goodwill and indefinite-lived intangible assets are not amortized but are assessed for impairment on at least an annual basis. In 2008, the Company took a charge for impairment to the goodwill balance on its wireline segment of $29,553 and intangibles of $88. See Note 8 — “Goodwill and Other Intangible Assets” for information regarding the impairment charge recorded.
Debt Issuance Costs
          Underwriting and issuance costs associated with the issuance of the Company’s senior credit facility and senior unsecured notes are being amortized using the straight-line method, which approximates the effective interest method, over the term of the debt. During 2008, the Company executed a new convertible debt offering that resulted in debt issuance costs of $4,368. During 2007 and 2006, the Company repurchased its 2011 senior unsecured notes which resulted in a write-off of debt issuance costs in 2007 and 2006, of $84 and $1,731, respectively. Debt issuance cost amortization, inclusive of the write-offs, in the “Consolidated Statement of Cash Flows” for 2008, 2007 and 2006, was $2,539, $1,976 and $3,645, respectively.
Original Issue Discounts
          Certain debt instruments of the Company have been issued below their face value, resulting in original issue discounts that are recorded net in long-term debt. These original issue discounts are amortized using the effective interest method. During 2007 and 2006, the Company repurchased its 2011 senior unsecured notes, which resulted in a write-off of original issue discount to expense of $72 and $1,479, respectively. Original issue discount, inclusive of the write-offs, in the “Consolidated Statement of Cash Flows” for 2008, 2007 and 2006, was zero, $83 and $1,535, respectively.
Capitalized Interest
          The Company capitalizes interest charges to its construction in progress based on a weighted average interest cost calculated on the Company’s outstanding debt. Interest expense for the year ended December 31, 2008, 2007 and 2006 was $32,921, $28,386 and $30,445, net of capitalized interest of $3,384, $1,904 and $807, respectively.
Preferred Stock
          The Company has 5,000, no par, shares authorized, none of which were issued or outstanding at December 31, 2008 and 2007.
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
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue Recognition
          Substantially all recurring service revenues are billed one month in advance and are deferred until earned. Non-recurring and usage sensitive revenues are billed in arrears and are recognized when earned. Certain of the Company’s bundled products and services, primarily in wireless, have been determined to be revenue arrangements with multiple deliverables. Total consideration received in these arrangements is allocated and measured using units of accounting within the arrangement based on relative fair values. Wireless offerings include wireless phones and service contracts sold together in its Company owned stores. The handset and accessories associated with these direct channel sales is recognized at the time the related wireless phone is sold and is classified as equipment sales. Monthly service revenue is recognized as services are rendered.
          The Company establishes estimated bad debt reserves against uncollectible revenues incurred during the period. These estimates are derived through a monthly analysis of account aging profiles and a review of historical recovery experience. Receivables are charged off against the allowance when management believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Company accounts for bad debt expense in accordance with SFAS No. 71 for regulated entities which prescribes that revenue be recognized net of bad debt expense.
          Access revenue is recognized when earned. The Company participates in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available for the Company and the other telephone companies. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At December 31, 2008 and 2007, the Company had deferred revenue of $6,372 and $10,992, respectively, related to its estimate of refundable access revenue. The decrease during the year ended December 31, 2008 of $4,620 was the result of refunds, the settlement of prior period claims and positive settlements with National Exchange Carrier’s Association (“NECA”) and Universal Service Administration Corporation (“USAC”) regarding our cost studies.
Concentrations of Risk
          Cash is maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. The Company has not experienced any losses on such deposits.
          The Company performs credit evaluations of its suppliers and customers. The Company’s customers do not, individually, represent a material concentration of risk. During 2008, 2007 and 2006, no customer accounted for 10% of consolidated revenues.
          The Company also depends on a limited number of suppliers and vendors for equipment and services for its network, and in the case of the Company’s wireless segment, billing processes. If these suppliers experience financial or credit difficulties, service interruptions, patent litigation, or other problems, subscriber growth the Company’s operating results could be adversely affected.
          Approximately 76% of the Company’s employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Management considers employee relations to be satisfactory. However, the Master Collective Bargaining Agreement with the IBEW, as amended, that governs the terms and conditions of employment for all IBEW represented employees working for the Company in the state of Alaska will expire on December 31, 2009. The Company expects to conduct extensive negotiations with the IBEW during 2009.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
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
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which was effective for the Company on January 1, 2007. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The impact of the Company’s reassessment of its tax positions in accordance with the adoption of FIN 48 did not have a material impact on the results of operations, financial condition or liquidity. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, the Company had no accrued income tax interest or penalties. Tax returns prior to 2005 are no longer subject to examination by major tax jurisdictions. The Company is not aware of any material tax contingencies.
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
          The Company utilizes blended depreciation rates for financial reporting, which management believes approximates the economical useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset, as of December 31, 2008 and 2007, related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. The balances at December 31, 2008 and 2007 are $63,363 and $65,271, respectively. The Company also has a regulatory liability of $64,117 and $62,443 at December 31, 2008 and 2007, respectively, related to accumulated removal costs for its local telephone subsidiaries. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143, Accounting for Asset Retirement Obligations for asset retirement obligations associated with its regulated telephone plant. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles. In accordance with industry practice and regulatory requirements, revenue generated between regulated and non-regulated group companies are not eliminated on consolidation; these revenues totaled $41,597, $38,417 and $32,814 for the years ended December 31, 2008, 2007 and 2006, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
          The local telephone exchange activities of the Company are subject to rate regulation by the FCC for interstate telecommunication service and the Regulatory Commission of Alaska (“RCA”) for intrastate and local exchange telecommunication service. The Company, as required by the FCC, accounts for such activity separately. Long distance services of the Company are subject to regulation as a non-dominant interexchange carrier by the FCC for interstate telecommunication services and the RCA for intrastate telecommunication services. Wireless, Internet and other non-common carrier services are not subject to rate regulation.
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
Derivative Financial Instruments
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
Dividend Policy
          Dividends are payable when, as, and if declared by the Company’s Board of Directors. In 2008, 2007 and 2006, the Company’s board of directors declared quarterly cash dividends. Dividends on the Company’s common stock are not cumulative.
Share-Based Payments
          The Company accounts for share-based payments under SFAS No. 123(R), Share-Based Payment, which requires measurement of compensation cost from January 1, 2005, for all unvested stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value for each stock option granted was estimated at the date of grant using a Black-Scholes option pricing model. Expected volatilities are based on historical volatilities of our common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; the dividend yield is based on dividend yield of the option strike price at grant date; and the risk free interest rate on the grant date, for which the Company uses the lowest then effective Federal Funds interest rate stated by the Board of Governors of the Federal Reserve System. The Company determines the fair value of restricted stock based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant, discounted for estimated dividend payments that do not accrue to the employee during the vesting period. Stock-based compensation is treated as a temporary difference for income tax purposes and increases deferred tax assets until the compensation is realized for income tax purposes. To the extent that the realized tax benefit exceeds the book based compensation, the excess tax benefit is credited to additional paid in capital.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
          In the second quarter of 2008, the Company granted performance stock units (“PSUs”) to certain executive employees’ contingent upon satisfaction of established performance goals. Compensation expense is recorded over the expected performance period, which is estimated by the Compensation Committee of the Company’s Board of Directors. The Company re-measures the fair value of each PSU at each reporting period and records adjusted expense attributable to such period based on changes to the expected performance period or fair value of the Company’s common stock or if the PSUs otherwise vest, expire, or are determined by the Compensation Committee to be unlikely to vest prior to expiration.
          In September 2008, the Company began issuing stock-settled stock appreciation rights (“SSARs”) to certain of its executive officers. The Company computes the fair value of each SSAR at the date of grant using the same Black-Scholes pricing methodology that its uses to compute the fair value of a stock option on the Company’s common stock.
          Additionally, in the third quarter of 2008, the Company awarded restricted stock unit equivalents (“RSUEs”) to our Chief Executive Officer. These RSUEs are required to be settled in shares of the Company’s common stock on a one-for-one basis on July 31, 2009, unless stockholder approval is not obtained, in which case they will be settled in cash. Compensation expense was recorded upon award and is adjusted at the close of each reporting period based upon the fair value of the Company’s common stock until the RSUEs are converted to shares of common stock or paid in cash.
Accounting for Pensions
          The Company accounts for pensions in accordance with FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires an employer to recognize in its statement of financial position the over-funded or under-funded status of a defined benefit post-retirement plan measured as the difference between the fair value of a plan’s assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The adoption of the standard, effective December 31, 2006, had no impact as the plan is frozen.
          On December 23, 2008, President Bush signed the Worker, Retiree, and Employer Recovery Act of 2008 (“WRERA”), which is designed to provide funding relief for certain defined benefit plans. Under the Pension Protection Act (“PPA”), and prior to enactment of WRERA, the Company was required to maintain a 92% funding level during 2008 to continue to qualify for transitional relief provided under the PPA. In the absence of any such transitional relief, any shortfall in funding below 100% would have been amortized and payable over a 7-year period. For most defined benefit plans, including the Company’s single-employer plans, WRERA reduces the shortfall amount that is required to be amortized over a 7-year period to 92%, rather than 100%, for 2008. The Company is currently undertaking a review of WRERA to quantify its effect, if any, on the Company’s obligation to make contributions during 2009.
Earnings per Share
          The Company computes earnings per share based on the weighted number of shares of common stock and dilutive potential common share equivalents outstanding.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
2. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
          Components of accumulated other comprehensive income (loss) were comprised of the following:

	December 31,
	2008	2007	2006
Minimum pension liability adjustment (1)	$(6,700)	$(2,855)	$(4,188)
Tax effect of pension liability (2)	2,754	1,174	—
Interest rate swap marked to fair value	(23,917)	(9,179)	5,754
Tax effect of interest rate swap (2)	9,833	3,773	—

Total accumulated other comprehensive income (loss)	$(18,030)	$(7,087)	$1,566

(1)	Liability adjustment is recorded pursuant to the Company’s December 31, 2006, adoption of SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

(2)	Tax effect is recorded pursuant to the 2007 release of the Tax Valuation Allowance. See Note 13 — Income Taxes.
          Components of other comprehensive income (loss) was comprised of the following:

	Year Ended
	December 31,
	2008	2007	2006

Minimum pension liability adjustment	$(3,845)	$1,333	$234
Tax effect of pension liability	1,580	1,174	—
Interest rate swap marked to fair value	(14,738)	(14,933)	1,010
Tax effect of interest rate swap	6,060	3,773	—

Total comprehensive income (loss)	$(10,943)	$(8,653)	$1,244

3. CREST COMMUNICATIONS ACQUISITION
          Effective October 30, 2008, the Company closed its purchase of 100% of the outstanding stock of Crest Communications Corporation. The results of Crest’s operations have been included in the Wireline segment of the Consolidated Financial Statements since that date. Crest’s operations include an undersea fiber system of approximately 1,900 miles with cable landing facilities in Whittier, Juneau, and Valdez, Alaska and Nedonna Beach, Oregon. The system also includes terrestrial transport components linking Nedonna Beach, Oregon to the Network Operations Control Center in Hillsboro, Oregon and collocation facilities in Portland, Oregon and Seattle, Washington. The Company’s management believes that the acquisition will complement the AKORN fiber build, by providing meaningful operating efficiencies and cost synergies, by offering enterprise customers the only diverse and redundant routing of traffic between Alaska and the lower 48, by allowing management the use of Network Operations Control Centers in Alaska and the lower 48, and by connecting our network to Southeast Alaska. Furthermore, management believes that the acquisition will drive incremental utilization of ACS’ differentiated Alaskan terrestrial assets from Crest’s customer base and allow ACS to participate in the fast-growing bandwidth market ahead of AKORN’s commercial launch.
          The aggregate purchase price was $64,960, net of $1,072 in cash acquired and inclusive of $4,169 cash consideration that has been placed in an escrow account to be used for the settlement of any potential claims of misrepresentations, breach of warranties or covenants or for other indemnifications during the first eighteen months following the closing. The Company and Crest have made customary representations and warranties and covenants in the Agreement. Additionally, $4,000 has been deferred and placed in escrow until claims made by the Company against the selling stockholders for an unauthorized asset sale have been resolved.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
3. CREST COMMUNICATIONS ACQUISITION (Continued)
          A valuation of the business enterprise and acquired assets and liabilities was performed resulting in a determination that the fair value of the business enterprise was greater than the total acquisition price. The major asset acquired was the Northstar fiber network connecting Alaska with the lower 48, which was valued at replacement cost. In accordance with SFAS No. 141, Business Combinations (“SFAS 141”), the total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based on a pro-rata reduction of their estimated fair value at the date of acquisition. Certain purchase price adjustments are still under review and therefore the purchase price allocation is still subject to refinement. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of the acquisition after push-down of the excess.

October 30, 2008
Current Assets	$5,434
Property and equipment	61,685
Other assets	10
Deferred tax asset	3,393

Total assets acquired	70,522

Current liabilities	2,007
Long-term liabilities	2,483

Total liabilities assumed	4,490

Net assets acquired	$66,032

4. FAIR VALUE MEASUREMENTS
          The Company adopted the disclosure requirements of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) effective January 1, 2008. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. The valuation techniques required by SFAS No. 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:
•	Level 1- Quoted prices for identical instruments in active markets.

•	Level 2- Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and

•	Level 3 — Significant inputs to the valuation model are unobservable. The fair values of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying values due to their short-term nature.
Fair Value Measurements on a Recurring Basis
          Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their level within the fair value hierarchy.
          The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 at each hierarchical level:

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
4. FAIR VALUE MEASUREMENTS (Continued)

Fair Value Measurement at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets:
Non-current investments	$1,005	$—	$—	$1,005

Liabilities:
Other deferred credits and long-term liabilities	$(23,917)	$—	$(23,917)	$—
          The following table presents the recociliation discoloures about fair value measurements at December 31, 2008 using significany unobservable (“Level 3”).

Auction
Rate Securities
Beginning balance, January 1, 2008	$—
Total gains or losses (realized / unrealized) included in earnings	(245)
Purchases, issuances and settlements	1,250

Ending balance, December 31, 2008	$1,005

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008	$245

          Non-current investments consist of auction rate securities that have maturity dates greater than one year from December 31, 2008. The investments in auction rate securities are included in Level 3 as no active market or significant other observable inputs exist. The Company assigned a value to its ARS portfolio by reviewing the value assigned to similar securities by brokerages, relative yields, and assessing credit risk. An assessment was also done in which management determined that the securities were other-than-temporarily impaired, and in 2008, a charge was taken to the income statement of $245.
          Included in liabilities, in other deferred credits and long-term liabilities, are derivative contracts, comprised of out-of-the-money interest rate swaps, that are valued using models based on readily observable market parameters for all substantial terms of the derivative contracts and thus are classified within Level 2.
Fair Value of Financial Instruments
          The fair value of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying value due their short-term nature. The fair value of the Company’s 2005 senior credit facility, convertible notes, revolver draw, capital leases and other long-term obligations, of $443,358 and $432,996, at December 31, 2008 and 2007, respectively, were estimated based on quoted market prices. Comparatively, the carrying values of these liabilities were $561,523 and $432,996 at December 31, 2008 and 2007, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
4. FAIR VALUE MEASUREMENTS (Continued)
Fair Value Measurements on a Nonrecurring Basis
          In February 2008, the FASB issued Financial Statement of Position (“FSP”) SFAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB also issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. On January 1, 2008, the Company adopted, without material impact on our consolidated financial statements, the provisions of SFAS No. 157 related to financial assets and liabilities and to non-financial assets and liabilities measured at fair value on a recurring basis. Beginning January 1, 2009, the Company will adopt the provisions required related to nonfinancial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, non-financial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. We do not expect the provisions of SFAS No. 157 related to these items to have a material impact on our consolidated financial statements.
SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115 (“SFAS No. 159”)
          SFAS No. 159 permits but does not require the measurement of financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As the Company did not elect to fair value any of our financial instruments under the provisions of SFAS No. 159, the adoption of this statement effective January 1, 2008 did not have an impact on the Company’s financial statements.
5. ACCOUNTS RECEIVABLE
          Accounts receivable — trade consists of the following at December 31, 2008 and 2007:

	2008	2007
Customers	$30,420	$34,277
Connecting companies	8,460	6,901
Other	7,465	6,740

	46,345	47,918
Less: allowance for doubtful accounts	(5,912)	(8,768)

Accounts receivable — trade, net	$40,433	$39,150

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
6. PROPERTY, PLANT AND EQUIPMENT
          Property, plant and equipment consist of the following at December 31, 2008 and 2007:

	2008	2007
Land, buildings and support assets	$235,324	$204,858
Central office switching and transmission	344,532	332,528
Outside plant cable and wire facilities	585,288	524,925
Wireless switching and transmission	98,300	98,151
Other	2,822	6,022
Construction work in progress	125,085	42,773

	1,391,351	1,209,257
Less: accumulated depreciation and amortization	(891,899)	(825,663)

Property, plant and equipment, net	$499,452	$383,594

          The following is a summary of property held under capital leases included in the above property, plant and equipment:

	2008	2007
Land, buildings and support assets	$17,665	$12,621
Outside plant cable and wire facilities	2,115	2,115

	19,780	14,736
Less: accumulated depreciation and amortization	(7,266)	(7,910)

Property held under capital leases, net	$12,514	$6,826

          Amortization of assets under capital leases included in depreciation expense in 2008, 2007 and 2006 was $938, $1,189 and $1,205, respectively. Future minimum payments under these leases for the next five years and thereafter are as follows:

2009	$1,209
2010	1,212
2011	1,218
2012	1,217
2013	871
Thereafter	2,469

$8,196

          The Company leases various land, buildings, right-of-ways and personal property under operating lease agreements. Rental expense under operating leases for 2008, 2007 and 2006 was $7,559, $6,135 and $4,725, respectively.
          Future minimum payments under these leases for the next five years and thereafter are as follows:

2009	$7,617
2010	6,901
2011	5,808
2012	5,332
2013	5,090
Thereafter	59,128

$89,876

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
7. ASSET RETIREMENT
          The Company accounts for asset retirement obligations in accordance with FIN No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 requires the Company to recognize asset retirement obligations which are conditional on a future event. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. The Company has a regulatory asset and liability of $64,117 and $62,443 at December 31, 2008 and 2007, respectively, related to accumulated removal costs for its local telephone subsidiaries. Consistent with the industry, the Company follows SFAS No. 71 for asset retirement obligations associated with its regulated telephone plant. The Company’s assets are pooled and the depreciable lives set by the regulators include a removal component which in effect accounts for the cost of removal. Non-regulated operations of the Company are accounted for under the principles of SFAS No. 143, Accounting for Asset Retirement Obligations and FIN No. 47 for which the Company has a retirement obligation of $1,969 and $1,411. These balances were recorded as a result of the Company’s estimated obligation related to the removal of certain cell sites at the end of their operating lease term, adjusted for accretion/depreciation over the life of the lease. Also included in this balance is an acquired liability for $380, related to the removal of batteries in the Company’s new cable operations.
          The following table outlines the changes in the accumulated retirement obligation liability:

Balance, January 1, 2007	$1,171
Asset retirement obligation	143
Accretion expense	99
Settlement of lease obligations	(2)

Balance, December 31, 2007	$1,411
Asset retirement obligation	119
Accretion acquired	380
Accretion expense	117
Settlement of lease obligations	(58)

Ending Balance, December 31, 2008	$1,969

8. GOODWILL AND OTHER INTANGIBLE ASSETS
          The Company performs its annual impairment test for goodwill in accordance with SFAS No. 142 — Goodwill and Other Intangible Assets. The Company performs its annual impairment test as of the beginning of the fourth quarter or more frequently if events or changes in circumstance indicate possible impairment. The Company determines the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique corroborated by comparative market multiples to determine the fair value of its businesses for comparison to their corresponding book values. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. If the book value exceeds the estimated fair value for a reporting unit, a potential impairment is indicated and SFAS No. 142 prescribes the approach for determining the impairment amount, if any.
          After conducting its 2008 test, the Company determined that goodwill attributable to its wireline operating segment was impaired resulting in an aggregate goodwill impairment charge of $29,553 that was recognized in the fourth quarter of 2008. The goodwill impairment charge is primarily driven by adverse equity market conditions, the industry transition from wireline to wireless products and services, decrease in current market multiples and the decline in the Company’s stock price. This impairment charge reduces goodwill but does not impact the Company’s overall business operations or cash flows. The tax benefit derived from recording the impairment charge was recorded as a deferred income tax benefit and is included in the deferred tax assets as part of the net operating loss carry forwards. Prior to recording the goodwill impairment charges, the Company tested the amortizable intangible assets and other long-lived assets as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, and determined no impairment existed.
          The Company also annually reassesses previously recognized intangible assets. Cellular and PCS licenses have terms of 10 years, but are renewable indefinitely through a routine process involving a nominal fee. The Company has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its Cellular and PCS licenses. Therefore, the Company is not amortizing its Cellular and PCS licenses based on the determination

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
8. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)
that these assets have indefinite lives. The Company evaluates its determination of indefinite useful lives for its Cellular and PCS licenses each reporting period. Indefinite lived intangible assets are tested for impairment at least annually by comparing the fair value of the assets to their carrying amount. In 2008, the Company determined that the domain and trade names associated with its wireline segment were impaired and the balance of $88 was taken as an impairment loss.
          Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their residual values and reviewed for impairment in accordance with the provisions of SFAS 144. The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset by segment as of December 31, 2008 and 2007 based on the Company’s reassessment of previously recognized intangible assets and their remaining amortization lives:

	Wireline	Wireless	Total
Goodwill:
Balance, January 1, 2008	$29,553	$8,850	$38,403
Impairment loss	(29,553)	—	(29,553)

Balance, December 31, 2008	$—	$8,850	$8,850

Indefinite-lived intangible assets:
Domain names and trade names	$88	$—	$88
Cellular licenses	—	18,193	$18,193
PCS licenses	—	3,323	3,323

Balance, January 1, 2008	$88	$21,516	$21,604
Spectrum licenses		$2,602	$2,602
Impairment loss	(88)	—	(88)

Balance, December 31, 2008	$—	$24,118	$24,118

          In 2007, the Company retired its only definite-lived intangible asset. This asset had a carrying value of zero at its retirement date. Amortization expense on that asset for the years ended December 31, 2008 and 2007 was zero and in 2006 was $91.
9. ACCOUNTS PAYABLE, ACCRUED AND OTHER CURRENT LIABILITIES
          Accounts payable, accrued and other current liabilities consist of the following at December 31, 2008 and 2007:

	2008	2007
Accounts payable — trade	$23,854	$19,160
Accrued payroll, benefits, and related liabilities	16,822	18,715
Dividend payable	9,449	9,226
Access revenue subject to refund	5,226	4,097
Unsettled acquisition costs	4,169	—
Other	14,508	12,872

	$74,028	$64,070

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
10. LONG-TERM OBLIGATIONS
          Long-term obligations consist of the following at December 31, 2008 and 2007:

	2008	2007
2005 senior credit facility term loan due 2012	$425,889	$427,900
5.75% convertible notes due 2013	125,000	—
Revolving credit facility loan	5,000	—
Capital leases and other long-term obligations	5,634	5,096

	561,523	432,996
Less current portion	(666)	(780)

Long-term obligations, net of current portion	$560,857	$432,216

          The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to December 31, 2008 are as follows:

2009	$666
2010	737
2011	5,820
2012	551,792
2013	644
Thereafter	1,864

$561,523

2005 Senior Credit Facility
          During the first quarter of 2005, the Company completed refinancing transactions whereby it entered into a new $380,000 senior secured credit facility, the (“2005 senior credit facility”), which consisted of $335,000 of term loan borrowings and a $45,000 revolving loan facility.
          On July 15, 2005, the Company completed a refinancing transaction whereby it amended and entered into a new term loan under its 2005 senior credit facility with substantially the same terms, increasing the size of the facility to $420,000. In February 2006, the Company amended its 2005 senior credit facility, increasing the $375,000 term loan under the facility by $52,900 and re-priced the facility to London Inter-Bank Offered Rate (“LIBOR”) plus 1.75% from LIBOR plus 2.00%. The amendment and the re-price became effective as of February 23, 2006 and February 22, 2006, respectively. The amendment permitted ACS Holdings to purchase any and all of its currently outstanding 9 7/8 % Senior Notes due 2011.
          The $425,889 term loan balance under the 2005 senior credit facility was first drawn on February 1, 2005, and generally bears interest at an annual rate of LIBOR plus 1.75%, with a term of seven years from the date of closing and no scheduled principal payments before maturity. However, in conjunction with the new convertible debt offering in 2008, the Company paid down $2,011 of the term loan principal balance. At December 31, 2008 the Company had drawn $5,000 from its revolving credit facility leaving a remaining $40,000 un-drawn. To the extent drawn, the revolving credit facility bears interest at an annual rate of LIBOR plus 2.00% and has a term of six years from the date of closing. To the extent the $45,000 revolving credit facility under the 2005 senior credit facility is un-drawn, the Company will pay an annual commitment fee of 0.375% of the un-drawn principal amount over its term. The Company also entered into floating-to-fixed interest rate swaps with total notional amounts of $135,000, $85,000, $40,000, $115,000 and $52,900, which swap the floating interest rate on the entire term loan borrowings under the 2005 senior credit facility for remaining periods at December 31, 2006 which range from one to three years, at a fixed rate of 5.88%, 6.25%, 6.18%, 6.71% and 6.75% per year, respectively, inclusive of the 1.75% premium over LIBOR. The swaps are accounted for as cash flow hedges.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
10. LONG-TERM OBLIGATIONS (Continued)
          The 2005 senior secured credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and payment of dividends. The 2005 senior credit facility also requires that we achieve certain financial ratios quarterly and we are currently operating comfortably within these restrictions.
          5.75% Convertible Notes due 2013
          On April 8, 2008 the Company closed the sale of $125,000 aggregate principal amount of its 5.75% Convertible Notes due March 1, 2013. The notes were sold in a private placement pursuant to Rule 144A under the Securities Act of 1933. The Company received net proceeds from the offering of $110,053 after underwriter fees, the convertible note hedge, proceeds from the warrant and other associated costs.
          The notes are unsecured obligations of the Company, subordinate to its obligations under its senior credit facility, will pay interest semi-annually in arrears on March 1 and September 1 of each year and will be convertible upon satisfaction of certain conditions. Upon conversion, holders will receive an amount in cash, shares of ACS common stock or a combination of both. The notes are guaranteed by substantially all of the Company’s existing subsidiaries. Holders of the notes will have the right to require the Company to repurchase all or some of their notes at 100% of their principal, plus any accrued interest, upon the occurrence of certain events. The Company also entered into a registration rights agreement with the initial purchasers of the notes. Under the registration rights agreement, the Company is obligated under certain circumstances to file a shelf registration statement under the Securities Act related to the resale of the notes and the common stock issuable upon conversion of the notes. If such registration statement is required and is not filed, or does not become effective within specified time periods, the Company will be required to pay additional interest to holders of the notes.
          Concurrent with the issuance of the notes, the Company entered into convertible note hedge transactions with an affiliate of one of the initial purchasers and certain other financial institutions for the purpose of reducing the potential dilution to common stockholders. If the Company is required to issue shares of its common stock upon conversion of the notes, the Company has the option of receiving up to 9,266 shares of its common stock when the price is between $12.90 and $16.42 per share upon conversion. The Company entered into warrant transactions with the same counterparties whereby the financial institutions have the option of receiving up to the same number of shares of the Company’s common stock when the price exceeds $16.42 per share upon conversion. The convertible note hedge had a cost of $20,431 and has been accounted for as an equity transaction in accordance with Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock. Tax benefits of $1,056 were recorded for the twelve months ended December 31, 2008, as an offset to the hedge. All future tax benefits from the deduction related to the purchase of the call option, as part of the convertible note hedge transaction, will be recorded to additional paid in capital over the term of the hedge transaction. The Company received proceeds of $9,852 related to the sale of the warrants, which has also been classified as equity because they meet all of the equity classification criteria within EITF No. 00-19. Further, the Company expects the adoption of FSP APB 14-1 to increase the interest expense on the 5.75% Convertible Notes due 2013 recorded in the results of operations by an annual amount of approximately $6.5 million.
          The call options purchased and warrants sold contemporaneously with the sale of the convertible notes are equity contracts that meet the paragraph 11(a) scope exception of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and hence do not need to be marked-to-market through earnings. In addition, since the call option and warrant transactions are accounted for as equity transactions, the payment associated with the purchase of the call options and the proceeds received from the issuance of the warrants were recorded in additional paid in capital in stockholders’ equity as separate equity transactions.
          Each $1,000 principal of the notes are convertible unto 77.5014 shares of the Company’s common stock, which is the equivalent of $12.90 per share, subject to adjustment upon the occurrence of specified events set forth under the terms of the note. Upon conversion, subject to certain covenants under its existing credit facility, the Company intends to pay the holders the cash value of the applicable number of shares of its common stock, up to the principal amount of the note.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
10. LONG-TERM OBLIGATIONS (Continued)
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
          (2) during the five scheduled trading day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per $1,000 principal amount of the notes for each day of the measurement period was less than the 98.0% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the notes on each such day; or
          (3) upon the occurrence of specified corporate transactions described in the indenture governing the notes.
          In addition, holders may also convert their notes at their option at any time beginning on November 1, 2012, and ending at the close of business on the second scheduled trading day immediately preceding the maturity date for the notes, without regard to the foregoing circumstances.
          Holders who convert their notes, in connection with a change of control, may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the notes may require the Company to repurchase for cash all or any portion of their notes for 100% of the principal amount plus accrued and unpaid interest. As of December 31, 2008, none of the conditions allowing holders of the notes to convert, or requiring the Company to repurchase the notes, had been met. The Company may not redeem the notes prior to maturity.
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
          Also in accordance with SFAS No. 128, the warrants sold in connection with the hedge transaction will have no impact on earnings per share until the Company’s share price exceeds $16.42. Prior to exercise, the Company will include the effect of additional shares that may be issued using the “treasury stock” method. The call options purchased as part of the hedging transaction were anti-dilutive as of December 31, 2008 and, therefore, will have no effect on earnings per share.
Repurchased 9 7/8% Senior Unsecured Notes due 2011
          In January and February 2006, the Company’s subsidiary, ACS Holdings, repurchased $8,039 principal amount of its existing 9 7/8% senior unsecured notes due 2011 (CUSIP No. 011679AF4) at a weighted average premium of 9.7% over the par value. The Company incurred an early extinguishment of debt charge of $1,227 in connection with this transaction, inclusive of $778 in cash premiums. In February 2006, ACS Holdings commenced a cash tender offer for any and all of the $56,939 aggregate principal amount of outstanding 9 7/8% senior unsecured notes due 2011 issued by ACS Holdings. On February 23, 2006, the Company successfully repurchased $52,899 of the remaining $56,939 outstanding principal balance of these notes. The Company incurred an early extinguishment of debt charge of $8,423 in connection with this transaction, inclusive of $5,640 in cash premiums. On August 15, 2007, the Company successfully repurchased the remaining $4,040 outstanding principal balance of these notes. The Company incurred an early extinguishment of debt charge of $355 in connection with this transaction, inclusive of $199 in cash premiums.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
10. LONG-TERM OBLIGATIONS (Continued)
Capital Leases and Other Long-term Obligations
          The Company has entered into various capital leases and other financing agreements totaling $5,634 and $5,096 with a weighted average interest rate of 10.16% and 9.94% at December 31, 2008 and 2007, respectively.
11. OTHER DEFERRED CREDITS AND LONG-TERM LIABILITIES
          Deferred credits and other long-term liabilities consist of the following at December 31, 2008 and 2007:

	2008	2007
Regulatory liabilities — accumulated removal costs	$64,117	$62,443
Interest rate swaps	23,917	9,179
Refundable access revenue	1,146	6,895
Pension liability	3,556	—
Other deferred credits	5,957	3,558

	$98,693	$82,075

12. NON-OPERATING CHARGES
          The Company periodically evaluates the fair value of its investments and other non-operating assets against their carrying value whenever market conditions indicate a change in that fair value. Any changes relating to declines in the fair value of non-operating assets are charged to non-operating expense under the caption “Other” in the “Consolidated Statement of Operations”.
13. INCOME TAXES
          The following table includes a reconciliation of federal statutory tax at 35%, 35%, and 34%, respectively, to the recorded tax (expense) benefit, for the years ended December 31, 2008, 2007 and 2006, respectively.

	2008	2007	2006
Computed federal income taxes at the statutory rate	$5,824	$(11,530)	$(4,665)
(Increase) reduction in tax resulting from:
State income taxes (net of federal benefit)	966	(2,254)	(799)
Excess compensation not allowed	—	(209)	(60)
Other	197	(183)	(771)
Rate change	—	3,361	—
Stock-based compensation	(485)	(489)	747
Valuation allowance	—	122,498	5,105

Total income tax benefit (expense)	$6,502	$111,194	$(443)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
13. INCOME TAXES (Continued)
          The Company files a consolidated federal income tax return. The income tax provision for the years ended December 31, 2008 and 2007 comprised of the following charges:

	2008	2007
Current:
Federal income tax	$48	$(1,103)
State income tax	9	(198)

Total current	57	(1,301)

Deferred:
Federal income tax	4,966	(7,616)
State income tax	1,479	(2,387)
Change in valuation allowance	—	122,498

Total deferred	6,445	112,495

Total income tax benefit (expense)	$6,502	$111,194

          The Company accounts for income taxes under the asset-liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are recorded at a combined federal and state effective rate of 41.1% as of December 31, 2008 and 2007, are as follows:

	2008	2007
Deferred tax assets:
Current:
Accrued compensation	$3,723	$5,053
Allowance for doubtful accounts	2,430	3,604
Net operating loss carry forwards	3,238	6,757
Fair value on interest rate swaps	9,833	3,773
Pension liability	410	145
Specific reserves	685	1,022
Self insurance accruals	665	682
Other	161	311

	21,145	21,347

Long-term:
Net operating loss carry forwards	56,076	41,141
Alternative minimum tax carry forward	5,169	1,866
Intangibles/goodwill	25,782	20,428
Deferred revenue	865	—
Pension liability	2,344	1,029
Property, plant and equipment	21,319	29,807
Stock-based compensation	3,125	1,732
Other	151	92

	114,831	96,095

Total deferred tax assets	$135,976	$117,442

          In the year ended December 31, 2008, the Company generated a taxable loss which was primarily caused by electing to take bonus depreciation, as allowed under the “Economic Stimulus Act of 2008”, on qualified fixed assets. Offsetting the loss, the Company recorded a tax benefit related to NOL’s generated in the current year. In the year ended December 31, 2007 the Company recorded a net benefit when management reversed 100% of the existing valuation allowance. The allowance was reversed as management believed it was more likely than not that all of the deferred tax assets would be realized based on the weight of all available evidence, including two years of positive net income and projected future earnings. In 2008, if it

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
13. INCOME TAXES (Continued)
were not for the bonus depreciation taken for tax purposes and the goodwill write-off for book purposes the Company would have recorded income for both book and tax purposes. Therefore, management continues to believe that all of the deferred tax assets will be realized and the release of our valuation allowance was appropriate.
          The Company files consolidated income tax returns with all if its subsidiaries for U.S. Federal purposes and with the States of Alaska and Oregon. The Company is no longer subject to examination for years prior to 2005. The Company is not currently being audited, nor has it been notified of any pending audits. The Company is not aware of any controversial or unsupported positions taken on its tax returns that have not either been resolved in prior audits, by amending prior returns or by adjusting its Net Operating Loss (“NOL”) carry forwards to rectify its filings. The Company has a $1,041 income tax receivable at December 31, 2008 and a $137 income tax payable at December 31, 2007.
          The Company accounts for income tax uncertainties using the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). The Company has reviewed all of its tax filings and position taken on its returns and has not identified any material current or future effect on its consolidated results of operations, cash flows or financial position.
          In connection with the provisions of SFAS No. 123(R), the Company elected to calculate the pool of excess tax benefits under the modified retrospective method, but only to prior interim periods in the year of initial adoption. Future tax benefits increased $1,393 and decreased $1,011 in 2008 and 2007, respectively.
          The Company has available at December 31, 2008, unused acquired and operating loss carry forwards of $148,002 federal and $120,057 state that may be applied against future taxable income as shown below:

	Federal			State
	Acquired Unused	Unused	Total Unused	Total Unused
Year of	Operating Loss	Operating Loss	Operating Loss	Operating Loss
Expiration	Carry forwards	Carry forwards	Carry forwards	Carry forwards

2018	$8,879	$—	$8,879	$—
2020	2,209	—	2,209	2,193
2021	—	34,034	34,034	30,719
2022	7,797	17,983	25,780	17,458
2023	4,565	—	4,565	—
2024	230	43,974	44,204	43,715
2025	—	22,648	22,648	22,613
2026	2,299	—	2,299	—
2028	—	3,384	3,384	3,359

	$25,979	$122,023	$148,002	$120,057

          Acquired unused operating loss carry forwards associated with the Company’s acquisition of Internet Alaska in June 2000 and Crest in October of 2008 are limited by Section 382 of the Internal Revenue Code of 1986. Internet Alaska is limited to $216 and Crest is limited to $3,068 per year plus the benefit of unrealized built-in gains. To the extent that these limits are not used they can be carried forward to subsequent years thereby effectively increasing that year’s limitation.
          Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limit on the ability of loss corporations that undergo an “ownership change”. This limitation restricts the amount of operating losses that can be used to reduce its future taxable income. On December 7, 2005 ACS underwent an ownership change thereby subjecting it to the Section 382 loss limitation rules. The corrected overall annual limitation at date of ownership change was $14,874 per year annually increased by unrealized built-in gains of $10,794. The increase in limitation will be in effect through the year

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
13. INCOME TAXES (Continued)
2010. The taxable loss generated in 2005 after the change in ownership from December 7, 2005 through the end of the year was $1,489 and has no limitations. In addition to the utilization of Internet Alaska’s operating losses, ACS utilized additional operating losses of zero and $23,882 for 2008 and 2007, respectively, out of its operating loss carry forward.
14. EARNINGS PER SHARE
          Earnings per share are based on weighted average number of shares of common stock and dilutive potential common shares equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the treasury stock method. Due to the Company’s reported net losses for the year ended December, 31, 2008, 1,428 potential common share equivalents, which consisted of options, restricted stock and stock-settled stock appreciation rights (“SSARs”) granted to employees and deferred shares granted to directors, were anti-dilutive. Also excluded from the calculation were shares related to the Company’s convertible debt which were anti-dilutive for the twelve month period ending December 31, 2008. No shares were anti-dilutive at December 31, 2007 or December 31, 2006. The following table sets forth the computation of basic and diluted earnings per share for the years ending December 31, 2008, 2007 and 2006:

	2008	2007	2006

Numerator — net income (loss)	$(10,139)	$144,136	$13,278

Denominator — weighted average shares outstanding:
Basic shares	43,391	42,701	42,045
Dilutive impact of restricted stock, options and deferred shares	—	1,484	1,342

Dilutive shares	43,391	44,185	43,387

Earnings (loss) per share:
Basic	$(0.23)	$3.38	$0.32

Diluted	$(0.23)	$3.26	$0.31

15. STOCK INCENTIVE PLANS
          Under various plans, ACS Group, through the Compensation Committee of its Board of Directors, may grant stock options, restricted stock, stock appreciation rights and other awards to officers, employees and non-employee directors. At December 31, 2008, ACS Group has reserved a total of 11,560 (11.56 million) shares of authorized common stock for issuance under the plans. In general, options under the plans vest ratably over three, four or five years and the plans terminate in 10 years. After the plans terminate, all shares granted under the plan, prior to its termination, continue to vest under the terms of the grant when it was awarded.
          Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan
          ACS Group has reserved 8,660 shares under this plan, which was adopted by the Company in November 1999. At December 31, 2008, 10,769 equity instruments have been granted, 3,488 have been forfeited, 4,742 have been exercised, and 1,385 shares are available for grant under the plan.
          In August 2005, the Company began granting restricted stock units in lieu of stock options as the primary equity-based incentive compensation for executive and non-union represented employees. The time-based restricted stock units have vesting terms that range from three to five years with equal annual vesting amounts. The performance-based restricted stock units generally cliff vest in five years and have accelerated vesting terms of one third per year if specified performance criteria are met. A long term incentive program (“LTIP”) also exists for executive management. LTIP awards

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
15. STOCK INCENTIVE PLANS (Continued)
are awarded annually and cliff vest in five years with accelerated vesting in three years if cumulative three year performance criteria are met.
          In June 2008, the Company began granting performance share units (“PSUs”) to certain executives under the 1999 Stock Incentive Plan. These performance based awards expire on December 31, 2009 if their vesting terms have not been met. The PSUs are awarded on the condition that the participant remains employed or in the service of the Company from the date of the Agreement through the time of vesting. Compensation expense associated with outstanding performance share units is recorded over the estimated performance period which would likely result in the vesting of the awards. The amount of expense recorded each period is dependent upon our estimate of the number of shares that will ultimately be issued. As the ultimate payout of these awards is subject to the approval of the compensation committee, the awards are being re-measured at each reporting period end until such time as they are vested.
          The Company also granted SSARs to Ms. Pelletier, the Company’s Chief Executive Officer and another named executive officer during 2008. The SSARs have a term of five years and include ratable vesting through December 2011. The Company accounts for the SSARs in the same manner as options using a Black-Scholes model for valuation.
          2003 Options for Officer Inducement Grant
          During 2003, the Company’s Board of Directors awarded 1,000 options as an inducement grant in hiring the Company’s Chief Executive Officer. As of December 31, 2008, 800 options have been exercised/converted and 200 are currently outstanding.
          2008 Restricted Stock Unit Equivalents for Officer Inducement Grant
          In September 2008, the Company entered into an amended and restated employment agreement with Liane Pelletier, the Company’s Chief Executive Officer. Under the agreement, the Company granted Ms. Pelletier 100 fully vested (“RSUEs”). These RSUEs are required to be settled in shares of the Company’s common stock on a one-for-one basis on July 31, 2009, unless required stockholder approval is not obtained, in which case they will be settled in cash. When settled, the Company will pay cash dividend equivalents on any and all dividends declared on shares of the Company’s common stock from September 1, 2008 through July 31, 2009. The Company currently accounts for these RSUEs as a liability, re-measured at each reporting period.
          Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan
          This plan was adopted by ACS Group in November 1999 and will terminate December 31, 2009. The Company has reserved 1,550 shares under this plan. At December 31, 2008, 752 shares are available for issuance and sale. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week, is not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.
          A participant in the purchase plan may authorize regular salary deductions up to a maximum of 15% and a minimum of 1% of base compensation. The fair market value of shares which may be purchased by any employee during any calendar year may not exceed $25. The amounts so deducted and contributed are applied to the purchase of shares of common stock at 85% of the lesser of the fair market value of such shares on the date of purchase or on the offering date for such offering period. The offering dates are January 1 and July 1 of each purchase plan year, and each offering period will consist of one six-month purchase period. The first offering period under the plan commenced on January 1, 2000. Shares are purchased on the open market or issued from authorized but unissued shares on behalf of participating employees on the last business days of June and December for each purchase plan year and each such participant has the rights of a stockholder with respect to such shares. During the year ended December 31, 2008, approximately 22% of eligible employees elected to participate in the plan.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
15. STOCK INCENTIVE PLANS (Continued)
          ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan
          This plan was adopted by ACS Group in November 1999. ACS Group has reserved 350 shares under this plan. At December 31, 2008, 233 shares have been awarded and 117 shares are available for grant under the plan. In 2007 and 2006, the plan required directors to receive not less than 50% of their annual retainer in the form of ACS Group’s stock. Directors were permitted to elect up to 100% of their annual retainer in the form of ACS Group’s stock. Beginning January 1, 2008 the plan was revised to require that Directors receive a portion of their annual retainer in the form of shares of ACS Group’s stock. Directors are permitted to elect to receive up to 100% of their remaining annual retainer and meeting fees in the form of ACS Group’s stock. Once a year, the Directors elect the method by which they receive their stock (issued or deferred). During the year ended December 31, 2008, 28 shares under the plan were awarded to directors, of which 11 were deferred until termination of service.
SFAS No. 123(R) Share-Based Payment
          Total compensation cost for share-based payments was $9,477, $6,390 and $7,668 for the twelve months ended December 31, 2008, 2007 and 2006, respectively
          The Company purchases, from shares reserved under the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan, sufficient vested shares to cover employee payroll tax withholding requirements upon the vesting of restricted stock. From time to time, the Company also purchases sufficient vested shares to cover employee payroll tax withholding requirements at the aggregated exercise price upon exercise of options. Shares repurchased by the Company for this purpose are not reallocated to the share reserve set aside for future grants under the plan. The Company expects to repurchase approximately 180 shares in 2009. This amount is based upon an estimation of the number of shares of restricted stock awards expected to vest and options expected to be exercised during 2009.
Stock Options and Stock-Settled Stock Appreciation Rights
          No options were granted for the twelve months ended December 31, 2008, 2007 and 2006. There were 775 SSARs granted for the twelve months ended December 31, 2008 and no SSARs granted for the same period in 2007 or 2006.
Restricted Stock Units and Performance Share Units
          There were 846, 591 and 760 restricted stock grants for the twelve months ended December 31, 2008, 2007 and 2006, respectively. There were 263 PSUs awards for the period ended December 31, 2008 and no PSUs granted for the same period in 2007 or 2006. The following table describes the assumptions used for valuation of equity instruments awarded during the twelve months ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Stock Options:
Risk free rate	0.25% - 2.00%	—	—
Dividend yield	7.59%	—	—
Expected volatility factor	33.88%	—	—
Expected option life (years)	3.22	—	—
Expected forfeiture rate	—	—	—

Restricted stock:

Risk free rate	0.25% -2.25%	4.25% - 5.25%	4.50% - 5.25%
Quarterly dividend	$0.215	$0.215	$0.215
Expected, per annum, forfeiture rate	0% - 4.47%	4.47%	4.47%

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
15. STOCK INCENTIVE PLANS (Continued)
Options and Restricted Stock Outstanding
Stock Options and SSARs
          Proceeds from the exercise of stock options for the year ended December 31, 2008 were $848. The Company chose to remit $3,003 of these proceeds for payroll taxes in exchange for shares surrendered back to the Company. Information on outstanding options under the plan for the year ended December 31, 2008 is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 1, 2008	1,160	$5.27
Granted	775	11.33
Exercised	(573)	4.70
Canceled or expired	(12)	11.01

Outstanding at December 31, 2008	1,350	8.94	4.69	$2,479

Exercisable at December 31, 2008	749	$8.43	4.68	1,729

          Select information on equity instruments under the plan for the years ended December 31, 2008, 2007 and 2006 follows:

	Twelve Months Ended
	December 31,
	2008	2007	2006
Weighted-average grant-date fair value of equity instruments granted	$5.87	$10.48	$9.81
Total fair value of shares vested during the period	$8,403	$5,273	$2,762
Total intrinsic value of options exercised	$4,260	$2,225	$2,927
Restricted Stock and PSU’s
          Restricted stock grants outstanding, all of which are non-vested at December 31, 2008, are as follows:

		Weighted
		Average
	Number of	Fair
	Shares	Value
Outstanding at January 1, 2008	1,296	$11.07
Granted	846	9.91
Vested	(593)	10.19
Canceled or expired	(167)	11.39

Outstanding at December 31, 2008	1,382	$10.70

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
15. STOCK INCENTIVE PLANS (Continued)
          Unamortized stock-based payment and the weighted average expense period at December 31, 2008, are as follows:

		Average Period
	Unamortized	to Expense
	Expense	(years)

Stock options	$426	0.9
Restricted stock	5,953	2.6

	$6,379	2.5

16. RETIREMENT PLANS
          Pension benefits for substantially all of the Company’s employees are provided through the Alaska Electrical Pension Plan (“AEPP”). The Company pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for or allocated separately to the individual employer. The Company’s portion of the plan’s pension cost for 2008, 2007 and 2006 was $11,548, $11,772 and $11,892, respectively.
          The Company also provides a 401(k) retirement savings plan covering substantially all of its employees. The plan allows for discretionary contributions as determined by the Board of Directors, subject to Internal Revenue Code limitations. There was no matching contribution for 2008, 2007 or 2006.
          The Company also has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel’s Alaska properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 3, 1999. Accrued benefits under the ACS Retirement Plan were determined in accordance with the provisions of the CenturyTel Plan. Upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the plan. On November 1, 2000, the ACS Retirement Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPP. As a result of this amendment, prior service cost of $1,992 was recorded and is being amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). With the recent down turn in the economy, the plan is not adequately funded under ERISA at December 31, 2008. Management is currently assessing the timing and amount of a contribution that the Company will make during 2009, to regain required funding levels. Management is also estimating what additional contributions the Company may be required to make in subsequent years in the event the value of the plan’s assets remains volatile or continue to decline. In September 2007, the Company funded $300 for the 2006 tax year. The Company made no contributions in 2008. The Company uses a December 31 measurement date for the plan.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
16. RETIREMENT PLANS (Continued)
          The following is a calculation of the funded status of the ACS Retirement Plan using beginning and ending balances for 2008 and 2007 for the projected benefit obligation and the plan assets:

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$12,883	$13,604
Interest cost	810	782
Actuarial gain	166	(769)
Benefits paid	(765)	(734)

Benefit obligation at end of year	13,094	12,883

Change in plan assets:
Fair value of plan assets at beginning of year	13,311	12,713
Actual return on plan assets	(3,008)	1,032
Employer contribution	—	300
Benefits paid	(765)	(734)

Fair value of plan assets at end of year	9,538	13,311

Funded status	$(3,556)	$428

          The plans projected benefit obligation equals its accumulated benefit obligation. The 2008 liability balance of $3,556 is recorded on the balance sheet in other deferred credits and long-term liabilities while the 2007 asset balance of $428 is recorded in deferred charges and other assets.
          The following table represents the net periodic pension expense for the ACS Retirement Plan for 2008, 2007 and 2006:

	2008	2007	2006
Interest cost	$810	$782	$762
Expected return on plan assets	(1,031)	(994)	(858)
Amortization of loss	157	322	444
Amortization of prior service cost	203	203	203

Net periodic pension expense	$139	$313	$551

          In 2009, the Company expects amortization of prior service costs of $203 and amortization of net gains and losses of $793.

	2008	2007
Components of other comprehensive income/loss:
Prior service cost	$332	$535
Net loss	6,368	2,320

	$6,700	$2,855

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
16. RETIREMENT PLANS (Continued)
          The assumptions used to account for the plan as of December 31, 2008 and 2007 are as follows:

	2008	2007
Discount rate for benefit obligation	6.63%	6.49%
Discount rate for pension expense	6.49%	6.49%
Expected long-term rate of return on assets	8.00%	8.00%
Rate of compensation increase	0.00%	0.00%
          The discount rates were calculated using a proprietary yield curve based on the top 30% of the universe of bonds included in the bond pool. The expected long-term rate of return on assets rate is the best estimate of future expected return for the asset pool, given the expected returns and allocation targets for the various classes of assets.
          The plan’s asset allocations at December 31, 2008 and 2007, by asset category are as follows:

Asset Category	2008	2007
Equity securities*	54%	63%
Debt securities*	46%	35%
Other/Cash	0%	2%

Total	100%	100%

*	Note that mutual funds that may contain both stock and bonds may be included in these categories.
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
          Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the plan:

	Minimum	Maximum
Equity securities	40%	100%
Fixed income	20%	60%
Cash equivalents	0%	10%
          The benefits expected to be paid in each of the next five years, and in the aggregate for the five fiscal years thereafter, are as follows:

2009	$850
2010	891
2011	916
2012	926
2013	955
2014-2018	5,115

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
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
          The Company uses the projected unit credit method for the determination of post retirement health cost for financial reporting and funding purposes and complies with the funding requirements under ERISA. No contribution was made to The ACS Health Plan for 2008, 2007 or 2006, and no contribution is expected in 2009. The Company uses a December 31 measurement date for the plan.
          The following is a calculation of the funded status and a reconciliation of the beginning and ending balances for 2008 and 2007 for the projected benefit obligation and the plan assets for The ACS Health Plan:

	2008	2007
Change in accumulated post-retirement benefit obligation:
Accumulated post-retirement benefit obligation at beginning of the year	$176	$168
Interest cost	10	10
Actuarial gain	1	—
Benefits paid	(7)	(2)

Accumulated post-retirement benefit obligation at end of the year	180	176

Change in plan assets:
Fair value of plan assets at beginning of year	236	218
Actual return on plan assets	(26)	20
Benefits paid	(7)	(2)

Fair value of plan assets at end of year	203	236

Funded status	$23	$60

          The following represents the net periodic post-retirement benefit expense for The ACS Health Plan for 2008, 2007 and 2006:

	2008	2007	2006
Interest cost	$10	$10	$10
Expected return on plan assets	(14)	(13)	(12)
Amortization of net gain	(4)	(5)	—

Net periodic post-retirement benefit	$(8)	$(8)	$(2)

          The Company expects to incur no net periodic costs associated with this plan in 2009. The actuarial assumptions used to account for The ACS Health Plan as of December 31, 2008 and 2007 is an assumed discount rate of 5.75% and 6.00% for projected benefit obligation and an assumed discount rate of 6.00% and 5.89% for plan expense, respectively, and an expected long-term rate of return on plan assets of 6.00%. The discount rate is based on Moody’s AA Corporate bonds. The expected long-term rate of return on assets is the best estimate of future expected return for the asset pool, given the expected returns and allocation targets for the various classes of assets.
          For measurement purposes, the assumed annual rate of increase in health care costs for the next five years and thereafter, for both Pre-65 and Post-65 premiums, is 7.00%.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
16. RETIREMENT PLANS (Continued)
          Assumed health care cost trend rates have a significant effect on the amounts reported for The ACS Health Plan. A one percentage point change in assumed health care cost trend rates would have the following effects for 2008:

	+1%	-1%
Effect on total of service and interest cost components	—	(1)
Effect on accumulated postretirement benefit obligation	7	(9)
          The ACS Health Plan’s asset allocations at December 31, 2008 and 2007, by asset category, are as follows:

Asset Category	2008	2007
Equity securities*	19%	28%
Debt securities*	73%	66%
Other/Cash	8%	6%

Total	100%	100%

*	Note that mutual funds that may contain both stock and bonds may be included in these categories.
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
          Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the plan:

Target
Equity securities	30%
Fixed income	60%
Other/cash	10%
          The benefits expected to be paid in each of the next five years, and in the aggregate for the five fiscal years thereafter are as follows:

2009	$10
2010	16
2011	16
2012	16
2013	16
2014-2018	59

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
17. BUSINESS SEGMENTS
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
          The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2008:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$261,534	$143,606	$19,391	$(34,934)	$389,597
Intersegment revenue	54,411	2,729	19,391	—	76,531
Eliminated intersegment revenue	(15,506)	(37)	(19,391)	—	(34,934)
Depreciation and amortization	52,159	8,223	13,620	—	74,002
(Gain) loss on disposal of assets, net	775	(39)	14	—	750
Loss on impairment of goodwill and intangible assets	29,641	—	—	—	29,641
Operating income (loss)	(32,394)	42,423	5,103	—	15,132
Interest expense	2,065	504	(35,490)	—	(32,921)
Interest income	1	—	1,694	—	1,695
Income (loss) before income tax	(30,328)	42,913	(29,226)	—	(16,641)
Income tax (expense) benefit	3,408	(17,950)	21,044	—	6,502
Net income (loss)	(26,920)	24,964	(8,183)	—	(10,139)
Total assets	561,305	188,604	10,645	(3,216)	757,338
Capital expenditures	107,920	12,151	7,118	—	127,189

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
17. BUSINESS SEGMENTS (Continued)
          The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2007:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$260,975	$137,566	$11,207	$(23,963)	$385,785
Intersegment revenue	48,569	2,604	11,207	—	62,380
Eliminated intersegment revenue	(12,710)	(46)	(11,207)	—	(23,963)
Depreciation and amortization	53,297	13,199	4,841	—	71,337
Loss on disposal of assets, net	110	12	126	—	248
Operating income	11,327	43,315	5,797	—	60,439
Interest expense	38	1,208	(29,632)	—	(28,386)
Loss on extinguishment of debt	—	—	(355)	—	(355)
Interest income	2	—	2,018	—	2,020
Income (loss) before income tax	10,729	44,522	(22,309)	—	32,942
Income tax (expense) benefit	(664)	(18,191)	130,049	—	111,194
Net income	10,065	26,331	107,740	—	144,136
Total assets	464,824	191,194	7,185	—	663,203
Capital expenditures	28,213	15,662	18,964	—	62,839
          The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2006:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$242,601	$115,412	$10,687	$(19,979)	$348,721
Intersegment revenue	39,474	2,632	10,687	—	52,793
Eliminated intersegment revenue	(9,250)	(42)	(10,687)	—	(19,979)
Depreciation and amortization	53,181	11,515	4,400	—	69,096
Loss on disposal of assets, net	469	23	613	—	1,105
Operating income	1,489	37,140	4,992	—	43,621
Interest expense	(373)	426	(30,498)	—	(30,445)
Loss on extinguishment of debt	—	—	(9,650)	—	(9,650)
Interest income	1	—	1,834	—	1,835
Income (loss) before income tax	1,117	37,565	(24,961)	—	13,721
Income tax (expense) benefit	(3,821)	(15,578)	18,956	—	(443)
Net income (loss)	(2,704)	21,987	(6,005)	—	13,278
Total assets	404,502	146,611	5,103	—	556,216
Capital expenditures	39,094	14,771	6,154	—	60,019
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
          The Company is party to floating-to-fixed interest rate swaps with total notional amounts of $135,000 and $85,000, respectively, which swap the floating interest rate on a portion of the term loan borrowings under the 2005 senior credit facility for a five year term at a fixed rate of 6.13% and 6.50%, per year. The Company also entered into a six year $40,000 notional amount fixed to floating swap arrangement, effectively fixing the rate on this portion of the term loan at 6.43% per year.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
18. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)
          In February 2006, the Company and ACS Holdings executed $115,000 and $52,900 notional amount floating-to-fixed interest rate swap agreements related to its $375,000 term loan under its 2005 senior bank credit facility. The swaps effectively fix the LIBOR rate on $115,000 and $52,900 principal amount of senior bank credit facility at 6.71% and 6.75%. On December 31, 2008, 2007 and 2006 substantially all for the Company’s swaps were effective. During 2008, in connection with the Company’s issuance of its 5.75% convertible notes Due 2013, the Company prepaid $2,011 of principal required by its senior credit facility. The Company did not adjust its swap position to compensate for the prepayment as it was determined the overall effect on the hedge position was de minimus.
          The negative carrying value of our swaps of $23,917, gross of $9,833 in tax, is the result of our fair value estimate at December 31, 2008. This balance was recorded as other comprehensive loss in the Company’s Consolidated Statement of Stockholders’ Equity (Deficit) with a corresponding liability recorded in Other deferred credits and long-term liabilities on the Consolidated Balance Sheet.
          Concurrent with the issuance of its 5.75% Convertible Notes due 2013, the Company entered into convertible note hedge transactions with an affiliate of one of the initial purchasers and certain other financial institutions for the purpose of reducing the potential dilution to common stockholders. If the Company is required to issue shares of its common stock upon conversion of the notes, the Company has the option of receiving up to 9,266 shares of its common stock when the price is between $12.90 and $16.42 per share upon conversion. The Company entered into warrant transactions with the same counterparties who have the option of receiving up to the same number of shares of the Company’s common stock when the price exceeds $16.42 per share. The convertible note hedge had a cost of $20,431 and the Company received proceeds of $9,852 related to the sale of the warrants, each of which has been accounted for as an equity transaction in accordance with “EITF” No. 00-19.
19. COMMITMENTS AND CONTINGENCIES
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
          The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $350 as of December 31, 2008 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
          The Company pledges substantially all property, assets and revenue as collateral on its outstanding debt instruments.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)
20. SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)

	Quarterly Financial Data
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2008
Operating revenues	$96,776	$94,356	$101,322	$97,143	$389,597
Operating income	16,908	9,699	12,121	(23,596)	15,132
Net income (loss)	5,776	908	2,044	(18,867)	(10,139)
Net income per share:
Basic	0.13	0.02	0.05	(0.43)	(0.23)
Diluted	0.13	0.02	0.05	(0.43)	(0.23)

2007
Operating revenues	$91,623	$94,501	$100,554	$99,107	$385,785
Operating income	14,157	13,351	17,886	15,045	60,439
Net income	7,312	6,169	10,300	120,355	144,136
Net income per share:
Basic	0.17	0.14	0.24	2.81	3.38
Diluted	0.17	0.14	0.23	2.71	3.26

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Schedule II — Valuation and Qualifying Accounts
(In Thousands)

	Balance at	Charged to		Charged to		Balance at
	Beginning	costs and		other		End
Description	of Period	expenses		accounts (2)	Deductions (3)	of Period

Year ended December 31, 2008
Allowance for doubtful accounts	$8,768	$4,624		$105	$(7,585)	$5,912
Valuation allowance for deferred taxes	$—	$—		$—	$—	$—

Year ended December 31, 2007
Allowance for doubtful accounts	$7,434	$5,103		$2	$(3,771)	$8,768
Valuation allowance for deferred taxes	$122,498	$(122,498	)(1)	$—	$—	$—

Year ended December 31, 2006
Allowance for doubtful accounts	$6,206	$5,121		$(61)	$(3,832)	$7,434
Valuation allowance for deferred taxes	$127,603	$(5,105	)(1)	$—	$—	$122,498

(1)	Change in the valuation allowance allocated to income tax expense.

(2)	Represents the reserve for accounts receivable collected on behalf of others, net of recovery.

(3)	Represents credit losses, net of recovery.