Form 10-Q
period 2009-03-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2009-05-04
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☐      No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of the registrant’s Common Stock, as of April 22, 2009, was 44,177,898.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands Except Per Share Amounts)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$2,814	$1,326
Restricted cash	11,958	20,517
Accounts receivable-trade, net of allowance of $6,329 and $5,912	38,305	40,433
Materials and supplies	7,759	9,404
Prepayments and other current assets	7,489	6,515
Deferred income taxes	21,143	21,145

Total current assets	89,468	99,340

Property, plant and equipment	1,395,173	1,392,951
Less: accumulated depreciation and amortization	(908,339)	(891,899)

Property, plant and equipment, net	486,834	501,052

Non-current investments	1,005	1,005
Goodwill	8,850	8,850
Intangible assets, net	24,118	24,118
Debt issuance costs	7,914	8,554
Deferred income taxes	104,547	105,480
Deferred charges and other assets	494	452

Total assets	$723,230	$748,851

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$693	$666
Accounts payable, accrued and other current liabilities	60,890	74,028
Advance billings and customer deposits	10,080	10,399

Total current liabilities	71,663	85,093

Long-term obligations, net of current portion	534,912	538,975
Other deferred credits and long-term liabilities	97,652	98,693

Total liabilities	704,227	722,761

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized, 44,177 and 43,719 issued and outstanding, respectively	442	437
Additional paid in capital	222,959	231,813
Accumulated deficit	(187,286)	(188,130)
Accumulated other comprehensive loss	(17,112)	(18,030)

Total stockholders’ equity (deficit)	19,003	26,090

Total liabilities and stockholders’ equity (deficit)	$723,230	$748,851

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2009	2008
Operating revenues:
Wireline	$60,451	$63,106
Wireless	35,558	33,670

Total operating revenues	96,009	96,776

Operating expenses:
Wireline (exclusive of depreciation and amortization)	46,337	43,270
Wireless (exclusive of depreciation and amortization)	18,473	20,121
Depreciation and amortization	20,885	16,463
Loss on disposal of assets, net	450	14

Total operating expenses	86,145	79,868

Operating income	9,864	16,908

Other income and expense:
Interest expense	(8,340)	(7,229)
Interest income	34	303
Other	(45)	(76)

Total other income and expense	(8,351)	(7,002)

Income before income tax expense	1,513	9,906

Income tax expense	(669)	(4,130)

Net income	$844	$5,776

Net income per share:
Basic	$0.02	$0.13

Diluted	$0.02	$0.13

Weighted average shares outstanding:
Basic	43,746	42,939

Diluted	44,527	44,308

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
Three months Ended March 31, 2009
(Unaudited, In Thousands Except Per Share Amounts)

					Accumulated
			Additional		Other
		Common	Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance, December 31, 2008	43,719	$437	$231,813	$(188,130)	$(18,030)	$26,090

Total comprehensive income		—	—	844	918	1,762

Dividends declared		—	(9,528)	—	—	(9,528)

Stock-based compensation costs		—	1,663	—	—	1,663

Tax benefit of convertible bond call options		—	357	—	—	357

Surrender of 192 shares to cover withholding taxes on stock-based compensation		—	(1,342)	—	—	(1,342)

Issuance of shares of common stock pursuant to stock plans, $.01 par	458	5	(4)	—	—	1

Balance, March 31, 2009	44,177	$442	$222,959	$(187,286)	$(17,112)	$19,003

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$844	$5,776
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	20,885	16,463
Loss on disposal of assets, net	450	14
Amortization of debt issuance costs and original issue discount	1,708	469
Stock-based compensation	1,401	1,581
Deferred income taxes	651	4,130
Other non-cash expenses	343	32
Changes in components of assets and liabilities:
Accounts receivable and other current assets	1,154	4,203
Materials and supplies	1,645	(1,558)
Accounts payable, accrued and other current liabilities	(975)	(2,687)
Deferred charges and other assets	(42)	(777)
Other deferred credits	(75)	(2,780)

Net cash provided by operating activities	27,989	24,866

Cash Flows from Investing Activities:
Investment in construction and capital expenditures	(6,808)	(23,005)
Change in unsettled construction and capital expenditures	(12,342)	(4,537)
Purchase of short-term investments	—	(9,025)
Proceeds from sale of short-term investments	—	8,125
Purchase of non-current investments	—	(3,625)
Placement of funds in restricted accounts	(19)	(13)
Release of funds from escrow accounts	8,578	—

Net cash used by investing activities	(10,591)	(32,080)

Cash Flows from Financing Activities:
Repayments of long-term debt	(13,163)	(367)
Proceeds from the issuance of long-term debt	8,000	—
Payment of cash dividend on common stock	(9,406)	(9,220)
Payment of withholding taxes on stock-based compensation	(1,342)	(2,143)
Proceeds from issuance of common stock	1	80

Net cash used by financing activities	(15,910)	(11,650)

Change in cash and cash equivalents	1,488	(18,864)

Cash and cash equivalents, beginning of period	1,326	35,208

Cash and cash equivalents, end of period	$2,814	$16,344

Supplemental Cash Flow Data:
Interest paid	$10,576	$7,031

Supplemental Noncash Transactions:
Property acquired under capital leases	$59	$58
Dividend declared, but not paid	$9,571	$9,318
See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Alaska Communications Systems Group, Inc. and Subsidiaries (the “Company”, “ACS Group” or “ACS”), a Delaware corporation, provides wireline, wireless and other telecommunications and network services to consumer, business, and enterprise customers in the State of Alaska and beyond using its statewide and interstate telecommunications network. The Company was formed in October of 1998 for the purpose of acquiring and operating telecommunications properties.
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
          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). However, the Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain reclassifications have been made to the 2008 financial statements to make them conform to the current presentation. The most significant reclassification is related to the adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Accounting Principles Board (“APB”) No. 14-1, Accounting for Convertible Debt Instruments Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). See “Recently Adopted Accounting Pronouncements” later in this footnote for an in-depth discussion of the effects of this adoption.
          In the opinion of management, the financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.
Revenue Recognition
          Substantially all recurring service revenues are billed one month in advance and are deferred until earned. Non-recurring and usage sensitive revenues are billed in arrears and are recognized when earned. Certain of the Company’s bundled products and services, primarily in wireless, have been determined to be revenue arrangements with multiple deliverables. Total consideration received in these arrangements is allocated and measured using units of accounting within the arrangement based on relative fair values. Wireless offerings include wireless phones and service contracts sold together in Company owned stores. The handset and accessory revenue associated with these direct channel sales is recognized at the time the related wireless phone is sold and is classified as equipment sales. Monthly service revenue is recognized as services are rendered.
          The Company establishes bad debt reserves against estimated uncollectible revenues each period. These estimates are derived through a monthly analysis of account aging profiles and a review of historical recovery experience. Receivables are charged against the allowance when management believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Company accounts for bad debt expense in accordance with Statement of Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (“SFAS No. 71”) for regulated entities which prescribes that revenue be recognized net of bad debt expense.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
          Access revenue is recognized when earned. The Company participates in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available for the Company and the other telephone companies. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At March 31, 2009 and December 31, 2008, the Company had deferred revenue of $6,276 and $6,372, respectively, related to its estimate of refundable access revenue.
          Wireless revenue is materially impacted by seasonal factors. Wireless revenue, particularly roaming revenue, declines in the winter months and increases in the summer months due to Alaska’s northern latitude and the wide swing in available daylight and changes in weather patterns between summer and winter and their effect on business, tourism and subscriber calling patterns. Although this balance can vary widely, revenue from non-ACS customers roaming on the Company’s network remained relatively flat decreasing to $3,724 from $3,744 for the three months ended March 31, 2009 and 2008, respectively. The Company’s wireline segment also experiences seasonal effects, but management does not believe these effects are material.
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
          The Company utilizes blended depreciation rates for financial reporting, which management believes approximates the economical useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. The balances at March 31, 2009 and December 31, 2008 are $61,664 and $63,363, respectively. The Company also has a regulatory liability of $64,338 and $64,117 at March 31, 2009 and December 31, 2008, respectively, related to accumulated removal costs for its local telephone subsidiaries. If the Company were not following SFAS No. 71, it would have followed SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”) for asset retirement obligations associated with its regulated telephone plant. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are not accounted for under SFAS No. 71 principles. In accordance with industry practice and regulatory requirements, revenue generated between regulated and non-regulated group companies are not eliminated on consolidation. These revenues totaled $10,369 and $9,951 for the quarters ended March 31, 2009 and 2008, respectively.
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
          Traditionally, the Company’s Incumbent Local Exchange Carriers (“ILECs”) have been subject to “rate-of-return” regulation by the FCC. Under this regulation, rates are developed based on cost plus an authorized maximum rate-of-return. However, the Company has enjoyed limited pricing flexibility with respect to its switched access rates pursuant to a petition for forbearance granted by the FCC on August 20, 2007. On April 17, 2009 the FCC granted the Company’s petition for waiver of certain FCC rules to facilitate the conversion of the Company’s ILECs to “price-cap” regulation, under which they

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
will be able to set their interstate rates at any level less than or equal to certain caps calculated in accordance with the FCC’s rules. In order to effect the conversion to “price-cap” regulation; the Company’s ILECs will withdraw from their participation in certain tariffs and revenue pools administered by the National Exchange Carrier Association (“NECA”), jointly file with the FCC a price-cap tariff to be effective as of July 1, 2009, and continue to receive interstate common line support from the universal service fund at the disaggregated per line levels received in 2008. The average traffic sensitive rates of some of the Company’s ILECs will be lowered over time, subject to future FCC modifications to universal service programs, which cannot be predicted, until they are less than or equal to the cap applicable to such rates. The Company will no longer be treated as a non-dominant carrier for limited tariffing purposes specified in the FCC’s August 20, 2007 order, but will enjoy the same types of pricing flexibility available to all price-cap carriers under the FCC’s rules.
Restricted Cash
          As of March 31, 2009, the Company had placed into escrow $9,739 for the indemnification of the Company in the event of breach by Crest Communications Corporation (“Crest”) of certain obligations, representations and warranties specified in the Company’s agreement to purchase Crest and the completion of certain capital projects.
          The remaining balance of $2,219 is held in certificates of deposit as required under the terms of certain contracts to which the Company is a party. When the restrictions are lifted, the Company will transfer these funds back into its operating accounts.
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
          Although the Company has the ability to hold its ARS portfolio investments to maturity, an assessment was performed and management determined that the fair value of these securities was other-than-temporarily impaired. The Company recorded a loss in the Consolidated Statements of Operations for the year ended December 31, 2008 of $245 related to its ARS portfolio. The Company has determined that no further impairment has occurred during the quarter ended March 31, 2009. The Company will reassess this conclusion and the remaining portfolio balance in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit ratings of the investments, market risk and other factors.
Recently Adopted Accounting Pronouncements
          In May 2008, FASB Staff Position APB No. 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB No. 14-1”) was issued. FSP APB No. 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This opinion is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning January 1, 2009, and must be applied retrospectively to all periods presented. Early adoption was prohibited. The Company has retrospectively applied this pronouncement to the $125,000, 5.75% Convertible Notes issued on April 8, 2008. The Company was required to bifurcate the note into the liability portion and the portions attributable to the conversion feature of the note. In doing so, the Company used the discounted cash flow approach to value the debt portion of the notes. The cash flow stream from the coupon interest payments and the final principal payment were discounted at 11% to arrive at the valuations. The Company chose 11% as the appropriate discount rate after examining the interest rates for similar instruments issued in the same time frame for similar companies without the conversion option.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
          The effects on the Consolidated Balance Sheets as of December 31, 2008 are as follows:

	As originally	Retrospective	As retrospectively
	reported	adjustment	applied
Property, plant and equipment	$1,391,351	$1,600	$1,392,951
Debt issuance costs	9,290	(736)	8,554
Non-current deferred tax assets	114,831	(9,351)	105,480
Non-current obligations, net of current portion	560,857	(21,882)	538,975
Additional paid in capital	217,740	14,073	231,813
Accumulated deficit	(187,452)	(678)	(188,130)
          The following table includes selected data regarding the convertible notes as of:

	March 31, 2009	December 31, 2008
Net carrying amount of the equity component	$14,582	$14,582
Principal amount of the convertible notes	$125,000	$125,000
Unamortized debt discount	$20,813	$21,882
Amortization period remaining (months)	47	50
Net carrying amount of the convertible notes	$104,187	$103,118
          The following table details the interest components of the convertible notes contained in the Company’s Statement of Operations for the three months ended March 31, 2009:

Coupon interest expense	$1,777
Amortization of the debt discount	1,068

Total included in interest expense	$2,845

Use of Estimates
          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
2. COMPONENTS OF COMPREHENSIVE INCOME
          The following table describes the components of comprehensive income (loss), net of tax, for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended
	March 31,
	2009	2008
Net income	$844	$5,776
Minimum pension liability adjustment	251	52
Interest rate swap marked to market	667	(7,631)
Auction rate securities temporary impairment	—	(171)

Total comprehensive income (loss)	$1,762	$(1,974)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
3. FAIR VALUE MEASUREMENTS
          The Company adopted the disclosure requirements of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) effective January 1, 2008. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. The valuation techniques required by SFAS No. 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:
•	Level 1- Quoted prices for identical instruments in active markets;

•	Level 2- Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and

•	Level 3 - Significant inputs to the valuation model are unobservable.
          The fair values of cash and cash equivalents, accounts receivable and payable, and other short-term monetary assets and liabilities approximate carrying values due to their short-term nature.
Fair Value Measurements on a Recurring Basis
          Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured, and their level within the fair value hierarchy.
          The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 at each hierarchical level:

Fair Value Measurement at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	2009	Level 1	Level 2	Level 3
Assets:
Non-current investments in auction rate securities	$1,005	$—	$—	$1,005

Liabilities:
Interest rate swaps	(22,784)	—	(22,784)	—
          Non-current investments consist of ARS that have maturity dates greater than one year from March 31, 2009. The investments in ARS are included in Level 3 as no active market or significant other observable inputs exist. The Company assigned a value to its ARS portfolio by reviewing the value assigned to similar securities by brokerages, relative yields and assessing credit risk. An assessment was also done in which management determined that the securities were other-than-temporarily impaired, and in 2008, a charge was taken to the income statement of $245. The fair value of auction rate securities held by the Company at March 31, 2009 was unchanged from the value at December 31, 2008 and no further impairment has been observed in 2009.
          Derivative contracts, included in other deferred credits and long-term liabilities comprised of out-of-the-money interest rate swaps that are valued using models based on readily observable market parameters for all substantial terms of the derivative contracts and thus, are classified within Level 2.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
4. CREST COMMUNICATIONS ACQUISITION
          Effective October 30, 2008, the Company closed its purchase of 100% of the outstanding stock of Crest communications Corporation. The results of Crest’s operations have been included in the Wireline segment of the Consolidated Financial Statements since that date. Certain purchase price adjustments are still under review and therefore the purchase price allocation is subject to refinement.
          The aggregate purchase price was $64,960, net of $1,072 in cash acquired and inclusive of $4,169 cash consideration that has been placed in an escrow account to be used for the settlement of any potential claims of misrepresentations, breach of warranties or covenants or for other indemnifications during the first eighteen months following the closing. The Company and Crest have made customary representations and warranties and covenants in a purchase agreement. The Company anticipates that all escrow issues will be resolved prior to the expiration of the escrow period.
5. ASSET RETIREMENT OBLIGATION
          The Company accounts for asset retirement obligations which are conditional on a future event under the provisions of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). The Company has a regulatory liability of $64,338 and $64,117 at March 31, 2009 and December 31, 2008, respectively, related to accumulated removal costs for its local telephone subsidiaries. Consistent with the industry, the Company follows SFAS No. 71, for asset retirement obligations associated with its regulated telephone plant. The Company’s regulated assets are pooled and the depreciable lives set by the regulators include a removal component which, in effect, accounts for the cost of removal.
          Non-regulated operations of the Company are accounted for under the principles of SFAS No. 143 and FIN 47 for which the Company has recorded a retirement obligation of $2,001 and $1,969, as of March 31, 2009 and December 31, 2008, respectively. These balances were recorded as a result of the Company’s estimated obligation related to the removal of certain cell sites at the end of their operating lease term, adjusted for accretion/depreciation over the life of the lease and the removal of batteries in the Company’s new undersea cable operations.
          The following table outlines the changes in the accumulated asset retirement obligation liability:

Balance, January 1, 2008	$1,411
Asset retirement obligation	119
Accretion acquired	380
Accretion expense	117
Settlement of lease obligations	(58)

Balance, December 31, 2008	$1,969
Asset retirement obligation	3
Accretion expense	40
Settlement of lease obligations	(11)

Ending Balance, March 31, 2009	$2,001

          Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the treasury stock method. Potential common share equivalents, which consisted of options, restricted stock and stock-settled appreciation rights (“SSARs”) granted to employees, and deferred shares granted to directors, resulted in dilutive earnings per share for the three months ended March 31, 2009. Excluded from the calculation were 1,624 and 70 options which were out-of-the money and therefore anti-dilutive at March 31, 2009 and

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
6. EARNINGS PER SHARE (Continued)
March 31, 2008, respectively. Also excluded from the calculation were shares related to the Company’s convertible debt which were anti-dilutive for the three month period ending March 31, 2009.
          Earnings per share for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008
Numerator — net income	$844	$5,776

Denominator — weighted average shares outstanding:
Basic shares	43,746	42,939
Dilutive impact of restricted stock, options and deferred shares	781	1,369

Dilutive shares	44,527	44,308

Earnings per share:
Basic	$0.02	$0.13

Diluted	$0.02	$0.13

7. STOCK INCENTIVE PLANS
          Total compensation cost for share-based payments under SFAS No. 123(R), Share-Based Payment was $1,401 and $1,581 for the three months ended March 31, 2009 and 2008, respectively. Included in accrued compensation expense was $71 and $58 associated with employee stock purchase plan (“ESPP”) shares yet to be awarded for the three months ended March 31, 2009 and 2008, respectively.
          There were 35 and 198 restricted stock grants and 775 and zero SSAR’s granted during the three months ended March 31, 2009 and 2008, respectively. The following table describes the assumptions used for valuation of equity instruments awarded during the three months ended March 31, 2009 and 2008:

	2009	2008
Restricted stock:
Risk free rate	0.25%	2.25%
Quarterly dividend	$0.215	$0.215
Expected, per annum, forfeiture rate	0% - 4.47%	4.47%

	2009	2008
Stock Options:
Risk free rate	0.25%	—
Dividend yield	9.29%	—
Expected volatility factor	36.38%	—
Expected option life (years)	3.2	—
Expected forfeiture rate	0%	—

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
          The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan (“Plan”) on September 1, 1999. Accrued benefits under the Plan were determined in accordance with the provisions of the CenturyTel Plan and upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the CenturyTel Plan. On November 1, 2000, the Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPP. As a result of this amendment, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company uses a December 31 measurement date for the Plan. The Company made no contributions to the Plan in the first quarter of 2009 or 2008.
          The following table represents the net periodic pension expense for the ACS Retirement Plan for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Interest cost	$210	$202
Expected return on plan assets	(182)	(258)
Amortization of loss	195	37
Amortization of prior service cost	51	51

Net periodic pension expense	$274	$32

9. BUSINESS SEGMENTS
          The Company’s segments and their principal activities consist of the following:
          Wireline - Wireline provides communication services including voice, broadband and data, next generation internet protocol (“IP”) network services, network access, long distance and other services to consumers, carriers, business and government customers.
          Wireless - Wireless products and services include voice and data products, other value-added services and equipment sales.
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts
9. BUSINESS SEGMENTS (Continued)
          The following table illustrates selected financial data for each segment as of and for the three months ended March 31, 2009:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$63,891	$35,567	$4,170	$(7,619)	$96,009
Intersegment revenue	13,212	606	4,170	—	17,988
Eliminated intersegment revenue	(3,440)	(9)	(4,170)	—	(7,619)
Income (loss) before income tax	(1,754)	12,690	(9,423)	—	1,513
Income tax (expense) benefit	1,252	(5,220)	3,299	—	(669)
Net income (loss)	(502)	7,470	(6,124)	—	844
Total assets	534,868	182,767	8,306	(2,711)	723,230
Capital expenditures	5,741	509	620	—	6,870
          The following table illustrates selected financial data for each segment as of and for the three months ended March 31, 2008:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$66,114	$33,680	$3,143	$(6,161)	$96,776
Intersegment revenue	12,320	649	3,143	—	16,112
Eliminated intersegment revenue	(3,008)	(10)	(3,143)	—	(6,161)
Income (loss) before income tax	5,403	10,151	(5,648)	—	9,906
Income tax (expense) benefit	(1,621)	(4,175)	1,666	—	(4,130)
Net income (loss)	3,782	5,976	(3,982)	—	5,776
Total assets	464,905	191,059	7,661	(8,554)	655,071
Capital expenditures	18,595	2,615	1,853	—	23,063
10. COMMITMENTS AND CONTINGENCIES
          The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of approximately $625 at March 31, 2009 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
11. SUBSEQUENT EVENTS
          On April 17, 2009, the Company’s petition to be “re-characterized” from a “rate-of-return” carrier to a “price cap” carrier was approved. The Company believes that this event triggers the requirement to discontinue the accounting requirements of SFAS No. 71 as of the effective date of the conversion to price cap regulation on July 1, 2009. The Company’s Consolidated Balance Sheet as of March 31, 2009 included regulatory liabilities of $64,338 related to estimated removal costs embedded in accumulated depreciation as required to be recorded by regulators, and regulatory assets of $61,664 related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. Upon the discontinuance of SFAS No. 71, such amounts, net of deferred income tax assets related to the regulatory assets and liabilities, will be reflected as an extraordinary item on the Company’s Consolidated Statement of Income as required by SFAS No. 101, Regulated Enterprises — Accounting for the Discontinuance of Application of SFAS No. 71. The Company is beginning the process of estimating the removal cost liability that will be required to be recorded under SFAS No. 143. Upon the discontinuance of SFAS No. 71, the Company will also be required to eliminate certain intercompany transactions with regulated affiliates that currently are not eliminated under the application of SFAS No. 71. In the quarter ended March 31, 2009, $10,369 of revenues (and related costs) would have been eliminated had the Company not been subject to the provisions of SFAS No. 71. For regulatory purposes, the accounting and reporting of the Company’s telephone subsidiaries will not be affected by the discontinued application of SFAS No. 71. The Company will incur significant time and possible costs as it makes the necessary changes to its computer and financial management reporting systems and determining the removal cost liability for its regulated subsidiaries. The Company believes a significant portion of the costs may be capitalizable as they will be enhancements to its computer and reporting systems.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements and Analysts’ Reports
          This Form 10-Q and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “us”, the “Company”, “ACS Group” and “ACS”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Management’s discussion and analysis of financial condition and results of operations” and elsewhere. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):
•	our strongly competitive environment, which comprises national and local wireless and wireline facilities-based competitors;

•	our ability to complete, manage, integrate, market, maintain and attract sufficient customers to our Northstar and Alaska-Oregon Network (“AKORN”) long-haul fiber facilities and our ability to develop attractive integrated products and services making use of the facility;

•	the continued availability of financing in the amounts, at the terms, and subject to the conditions necessary, to support our future business;

•	our ability to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders;

•	rapid technological developments and changes in the telecommunications industries;

•	changes in revenue resulting from regulatory actions affecting inter-carrier compensation;

•	regulatory limitations on our ability to change our pricing for communications services;

•	possible widespread or lengthy failures of our system or network cables, particularly our non-redundant systems, including our primary fiber-link connecting Alaska and the lower 48 states, which would cause significant delays or interruptions of service and/or loss of customers;

•	other unanticipated damage to one or more of our high capacity cables resulting from construction or digging mishaps, fishing boats or natural disasters;

•	changes in revenue from Universal Service Funds (“USFs”);

•	changes in the demand for our products and services;

•	changes in general industry and market conditions and growth rates;

•	changes in interest rates or other general national, regional or local economic conditions;

•	governmental and public policy changes;

•	the success of any future acquisitions; and

•	the matters described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and this Quarterly Report on Form 10-Q.
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
          Unless the context indicates otherwise, all references in this Form 10-Q to “we”, “our”, “ours”, “us”, “the Company” or “ACS” refer to Alaska Communications Systems Group, Inc. and its consolidated subsidiaries.
Overview
          We believe we are the leading provider of integrated communications services in Alaska. Our wireline business comprises one of the most expansive end-to-end IP networks in Alaska and we are the largest local exchange carrier network in the state. We believe our wireless business comprises the most extensive, reliable wireless network in Alaska with third-generation (“3G”) data transmission capabilities.
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
          We have observed variances in economic effect on Alaska when compared to the U.S. as a whole. Some factors, particularly the price of oil and gas, may have the opposite effect on the Alaskan economy than the U.S. economy as a whole. In forecasting the local economic conditions that affect us, we take particular note of these factors.
          Our results of operations, financial position and sources and uses of cash in the current and future periods continue to reflect our focus on the following strategic imperatives:
•	Emphasis on Top-Line Growth: We emphasize revenue growth as well as growth in net cash provided by operating activities. We devote more resources to higher growth markets such as wireless, including wireless data, wireline broadband connections, including our long-haul fiber investment connecting our network to the Lower 48, as well as expanded strategic services to business markets rather than to the traditional wireline voice market.

•	Investment with Discipline: We focus on gaining market share in those markets that contain high revenue producing customers. In our wireline business, we focus on deploying and selling broadband connections in each market covered by our network. We have targeted investment in deploying high-speed fiber conductivity in and between Alaska’s urban centers. During 2008, we invested heavily in interstate capacity through our purchase of Crest and construction of AKORN. We have increasingly targeted carrier and enterprise customers. Revenues from these customers grew 51.1% compared with the quarter ended March 31, 2008, primarily driven by sales of advanced IP services and increases in revenues from agreements with carriers to terminate their Alaskan long distance traffic. We have directed resources towards offering wireless plans that encourage customer adoption of large, monthly minute postpaid plans and unlimited postpaid plans. By directing resources carefully, we seek to distinguish ourselves from our competitors in a cost effective way.

•	Profitability Improvement: We seek to increase operating income and margins. In support of this goal, our capital spending continues to be directed toward growth markets. High-speed evolution data optimized (“EVDO”) and cutting-edge data services, deployment of our AKORN fiber facility coupled with the complimentary purchase of Crest, as well as expanded services to enterprise customers, including Metro Ethernet, are examples of initiatives designed to tap high growth markets. As a result of our investment in AKORN, we expect 2009 capital expenditures to be lower than 2008 levels. We expect additional capital expenditures to support the growth of our wireless network and enhance its reliability and data transmission speeds though an upgrade to EVDO Rev A technology.

•	Process Improvement: While focusing resources on revenue growth and market share gains, we continually challenge our management team and employees at all levels to lower expenses and improve the customer experience through process improvements. We expect to invest in technology-assisted process improvement, including self-service initiatives. We expect these efforts, such as call center routing improvements, deploying self-pay kiosks, and customer service tools to improve our cost structure and maintain or improve operating income margins. As a result of past successes, we have been able to serve more customers while maintaining our workforce at or below prior levels.

•	Pay for Performance: We embrace a culture of urgency and accountability. We establish goals for all of our employees that are tied to the imperatives described above. We seek to provide our non-represented employees cash incentives and equity compensation that are tied to these goals. We carefully design executive compensation programs to align executives’ and shareholders’ long-term interests.
Revenue Sources by Segment
     We have two reportable business segments, wireline and wireless, which conduct the following principal activities:
•	Wireline: We provide communications services including voice, data, broadband, multi-protocol label switching (“MPLS”) services, network access, long distance and other services to consumers, carriers, businesses and government customers throughout Alaska and to and from Alaska.

•	Wireless: We provide wireless voice and data services, products, other value-added services and equipment sales across Alaska.

RESULTS OF OPERATIONS
          All amounts are discussed at the consolidated level after the elimination of certain affiliate revenue and expense.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
          The following table summarizes results of operations for the three months ended March 31, 2009 and 2008:

	Three Months ended March 31,
	2009	2008	Change	% Change
Operating revenues:
Wireline
Retail	$22,951	$23,646	$(695)	-2.9%
Wholesale	4,498	5,335	(837)	-15.7%
Access	21,181	26,304	(5,123)	-19.5%
Enterprise	11,821	7,821	4,000	51.1%
Wireless	35,558	33,670	1,888	5.6%

Total operating revenues	96,009	96,776	(767)	-0.8%

Operating expenses:
Wireline (exclusive of depreciation and amortization)	46,337	43,270	3,067	7.1%
Wireless (exclusive of depreciation and amortization)	18,473	20,121	(1,648)	-8.2%
Depreciation and amortization	20,885	16,463	4,422	26.9%
Loss on disposal of assets, net	450	14	436	3114.3%

Total operating expenses	86,145	79,868	6,277	7.9%

Operating income	9,864	16,908	(7,044)	-41.7%
Operating margin	10.3%	17.5%

Other income and expense:
Interest expense	(8,340)	(7,229)	(1,111)	15.4%
Interest income	34	303	(269)	-88.8%
Other	(45)	(76)	31	-40.8%

Total other income and expense	(8,351)	(7,002)	(1,349)	19.3%

Income before income tax expense	1,513	9,906	(8,393)	-84.7%

Income tax expense	(669)	(4,130)	3,461	-83.8%

Net income	$844	$5,776	$(4,932)	-85.4%

Net income per share:
Basic	$0.02	$0.13	$(0.11)

Diluted	$0.02	$0.13	$(0.11)

Operating Revenues
     Wireline
          Retail: Retail revenue decreased in the three months ended March 31, 2009 over March 31, 2008 primarily due to a $0.9 million decline in local exchange revenue associated with residential line losses and lower CPE sales to businesses; and a $0.2 million decline in long distance sales. These losses were offset in part by a $0.4 million increase in revenue from our Internet Service Provider (“ISP”) subscriber base.

          Declines in retail switched access lines in service in the first quarter were concentrated in the residential market which is impacted by wireless substitution.
          Wholesale: Wholesale revenues decreased due to declines in unbundled network elements (“UNEs”) and wholesale local revenue which is primarily attributable to the ongoing migration of lines leased to our key competitor as they continue to move to cable telephony. As a result of ongoing declines in UNE and wholesale local lines, we expect that wholesale revenue will decline as a component of wireline revenue for the foreseeable future.
          Access: Access revenues decreased in 2009 primarily due to a net reserve release of $5.1 million in 2008 which was attributable to refundable USF support following the issuance of a notice of proposed rule-making by the FCC in January 2008 and an FCC order in May 2008.
          Enterprise: Enterprise revenue increased in 2009 primarily due to $2.3 million in carrier data, $0.8 million in LD wholesale carrier voice, and $0.8 million in sales of advanced network services to large business and government customers.
     Wireless
          In the quarter ended March 31, 2009, wireless revenue increased 5.6% over the period ended March 31, 2008. The increase is due primarily to $2.5 million in Competitive Eligible Telecommunications Carrier (“CETC”) revenue and a $1.1 million increase in data rich custom calling feature revenues. These increases were partially offset by lower priced voice plans initiated in the prior year to match national price points for voice plans.
Operating Expense
     Operating expense increased year over year for the three months ended March 31, 2009, with increases in wireline expenses and depreciation offset by decreases in wireless expenses.
          Wireline: Wireline expenses, which include local telephone, Internet, interexchange and cable systems operating costs, increased for the quarter ended March 31, 2009 over March 31, 2008, primarily due to a $1.6 million increase in labor expense related to our new cable operations, a $1.0 million increase in land and building facilities related charges, a $0.5 million increase in LD interstate COGS and a $0.3 million increase in DSL COGS.
          Wireless: Wireless expense decreased by $1.5 million driven primarily by reductions in handset, accessory and data content expenses.
          Depreciation and Amortization: Depreciation and amortization expense increased primarily due to additional depreciation on the assets purchased from Crest combined with accelerated depreciation of asset additions in asset classes that had previously reached their maximum depreciable lives.
          Other Income and Expense: Other income and expense was a net expense of $8.4 million due to higher interest expense on the $125.0 million, 5.75% Convertible Notes issued April 8, 2008. In addition, interest income decreased due to a reduced amount of excess investible cash.
          Income Taxes: Income taxes are currently being calculated using our estimated effective tax rate for 2009 of 44.2%. At March 31, 2009 we had tax net operating loss (“NOL”) carry forwards of approximately $147.2 million. Income tax expense will not involve a cash outflow until these NOL’s are utilized.
          Net Income: The decrease in net income is primarily a result of the factors discussed above.
Liquidity and Capital Resources
     Sources
          We have satisfied our cash requirements in the first quarter of 2009 for operations, capital expenditures and debt service primarily through internally generated funds. For the three months ended March 31, 2009, our net cash flows provided by operating activities were $28.0 million. At March 31, 2009, we had approximately $17.8 million in net working capital, of which approximately $2.8 million was cash and cash equivalents and $12.0 million was restricted cash. As of March 31, 2009, we had full access to our $45.0 million revolving credit facility.

          Our 2005 Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and payment of dividends. The 2005 Senior Credit Facility also requires that we achieve certain financial ratios quarterly and we are currently operating comfortably within their restrictions. We have entered into a series of interest swap agreements that have effectively hedged London Inter-Bank Offered Rate (“LIBOR”) on our entire term loan.
          On April 8, 2008, we sold $125.0 million aggregate principal amount of our 5.75% Convertible Notes due March 1, 2013. These notes are unsecured obligations, subordinate to our obligations under the 2005 Senior Credit Facility, will pay interest semi-annually and will be convertible upon satisfaction of certain conditions.
     Uses
          Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been, and continue to be, significant. Cash outflows for capital expenditures for the three months ended March 31, 2009 were $19.1 million, inclusive of $12.3 million in net settlements of capital expenditure payables since December 31, 2008. New capital acquisition for 2009 totaled $6.8 million of which $1.8 million was expended on the build out of our AKORN facility. We intend to fund future capital expenditures with cash on hand and net cash generated from operations.
          Since October 28, 2004, we have paid quarterly dividends on our common stock. Based on current shares outstanding at April 22, 2009 of approximately 44.2 million shares and our current annual dividend policy of $0.86 per share, maintenance of our current annual dividend policy would result in $38.0 million cash being paid to common stockholders. Dividends on our common stock are not cumulative.
          We believe that we will have sufficient cash on hand, cash provided by operations, and available borrowing capacity under our revolving credit facility to service our debt, pay our quarterly dividends, and fund our operations, capital expenditures and other obligations over the next 12 months. Our ability to meet such obligations will be dependent upon our future financial performance, which is, in turn, subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond our control. See “Item 1A—Risk Factors” in our Annual Report on Form 10-K for further information regarding these risks.
Legal
          We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business, and have recorded litigation reserves of $0.6 million against certain claims and legal actions as of March 31, 2009. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress.
Employees
          As of March 31, 2009, we employed approximately 940 regular full-time employees, 11 regular part-time employees and one full-time temporary employee. Of these employees, approximately 76% are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Management considers employee relations to be satisfactory.
Recent Developments
          None
Critical Accounting Policies and Accounting Estimates
          We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional discussion on the application of these and other significant accounting policies, see “Note 1—Summary of Significant Accounting Policies” to our Annual Report on Form 10-K for the

fiscal year ended December 31, 2008. These policies and estimates are considered critical because they had a material impact, or have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates.
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
     Recently Adopted Accounting Pronouncements
          In May 2008, FASB FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) was issued. FAS APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This opinion is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to our fiscal year beginning January 1, 2009, and must be applied retrospectively to all periods presented. Early adoption was prohibited. We determined this pronouncement applied to our 5.75% Convertible Notes issued April 8, 2008. We were required to bifurcate the note into the liability portion and the portion attributable to the conversion feature of the notes. In doing so, we used the discounted cash flow approach to value the debt portion of the notes. The cash flow stream from the coupon interest payments and the final principal payment were discounted at 11% to arrive at the valuations. We chose 11% as the appropriate discount rate after examining the interest rates for similar instruments issued in the same time frame for similar companies without the conversion option.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of March 31, 2009, we had outstanding debt under our 2005 Senior Credit Facility. This on-balance sheet financial instrument, to the extent it provides for variable rates of interest, exposes us to interest rate risk with the primary interest rate risk exposure resulting from changes in LIBOR, or the prime rate, which are used to determine the interest rates that are applicable to borrowings under our 2005 Senior Credit Facility. In order to manage this risk, we have entered into a series of floating-to-fixed interest rate swap agreements that effectively fix LIBOR on the entire outstanding balance on the 2005 Senior Credit Facility. The term of these swap agreements ranges from December 2009 through December 2011. On April 8, 2008, we sold $125.0 million aggregate principal amount of our 5.75% Convertible Notes due 2013 in a private placement. The notes pay interest at a fixed rate and are subordinated to our obligations under our 2005 Senior Credit Facility as well as certain hedging agreements and other secured debt available under the credit facility.
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
     Changes in Internal Control over Disclosure and Reporting
          There were no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
          We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS.
          There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Working capital restrictions and other limitations on the payment of dividends
          Our 2005 Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends. Such credit facility also requires that we maintain certain financial ratios. In addition, the Indenture governing our outstanding 5.75% Convertible Notes due March 1, 2013 also contains a number of restrictive covenants.
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

Date: May 4, 2009	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Liane Pelletier
Liane Pelletier
Chief Executive Officer, Chairman of the Board and President

/s/ David Wilson
David Wilson
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)