Form 10-K/A
period 2008-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2009-06-10
CIK 1089511

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
Documents Incorporated by Reference
Portions of Registrant’s definitive proxy statement for its annual stockholders’ meeting to be held on June 12, 2009 are incorporated by reference in Part III of this Form 10-K

Explanatory Note
     Alaska Communications Systems Group, Inc. (Company) is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was originally filed on March 9, 2009.
     The purpose of this Amendment is to include the Report of the Independent Public Accounting Firm on Schedule II — Valuation and Qualifying Accounts, inadvertently omitted by the Company’s independent public accounting firm from its original Report dated March 9, 2009. This Amendment does not modify any of the underlying financial information originally reported. It is administrative in nature and simply extends the audit opinion to cover the work performed by the Company’s auditors on Schedule II.
     Except as expressly stated in this Amendment, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained in the Amendment to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment must be read in conjunction with the Company’s other filings, including amendments to those filings, if any.

2

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

		Page

PART II

Item 8.	Financial Statements and Supplementary Data	4

Index to Consolidated Financial Statements		F-1

3

Item 8. Financial Statements and Supplementary Data
          Consolidated financial statements of Alaska Communications Systems Group, Inc. and Subsidiaries are submitted as a separate section of this Form 10-K/A. See Index to Consolidated Financial Statements and Schedule, which appears on page F-1 hereof.

4

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Schedule II — Valuation and Qualifying Accounts
(In Thousands)
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Alaska Communications Systems Group, Inc.:
Under date of March 9, 2009, we reported on the consolidated balance sheets of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II—Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.
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