Form 10-Q
period 2009-06-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2009-08-03
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐      No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant’s Common Stock, as of July 23, 2009, was 44,309,195.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands except Per Share Amounts)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$8,179	$1,326
Restricted cash	6,711	20,517
Accounts receivable-trade, net of allowance of $6,294 and $5,912	39,763	40,433
Materials and supplies	10,096	9,404
Prepayments and other current assets	7,110	6,515
Deferred income taxes	18,464	21,145

Total current assets	90,323	99,340

Property, plant and equipment	1,408,839	1,392,951
Less: accumulated depreciation and amortization	(922,604)	(891,899)

Property, plant and equipment, net	486,235	501,052

Non-current investments	1,005	1,005
Goodwill	8,850	8,850
Intangible assets, net	24,101	24,118
Debt issuance costs	7,267	8,554
Deferred income taxes	104,370	105,480
Deferred charges and other assets	573	452

Total assets	$722,724	$748,851

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$810	$666
Accounts payable, accrued and other current liabilities	64,474	74,028
Advance billings and customer deposits	9,998	10,399

Total current liabilities	75,282	85,093

Long-term obligations, net of current portion	536,192	538,975
Other deferred credits and long-term liabilities	95,937	98,693

Total liabilities	707,411	722,761

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized, 44,309 and 43,719 issued and outstanding, respectively	443	437
Additional paid in capital	214,962	231,813
Accumulated deficit	(184,753)	(188,130)
Accumulated other comprehensive loss	(15,339)	(18,030)

Total stockholders’ equity (deficit)	15,313	26,090

Total liabilities and stockholders’ equity (deficit)	$722,724	$748,851

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating revenues:
Wireline	$60,640	$59,071	$121,091	$122,177
Wireless	35,481	35,285	71,039	68,955

Total operating revenues	96,121	94,356	192,130	191,132

Operating expenses:
Wireline (exclusive of depreciation and amortization)	46,691	43,972	93,028	87,242
Wireless (exclusive of depreciation and amortization)	19,415	20,802	37,888	40,923
Depreciation and amortization	15,175	19,138	36,060	35,601
Loss on disposal of assets, net	19	745	469	759

Total operating expenses	81,300	84,657	167,445	164,525

Operating income	14,821	9,699	24,685	26,607

Other income and expense:
Interest expense	(10,302)	(9,143)	(18,642)	(16,372)
Interest income	17	706	51	1,009
Other	(42)	(75)	(87)	(151)

Total other income and expense	(10,327)	(8,512)	(18,678)	(15,514)

Income before income tax expense	4,494	1,187	6,007	11,093

Income tax expense	(1,961)	(554)	(2,630)	(4,684)

Net income	$2,533	$633	$3,377	$6,409

Net income per share:
Basic	$0.06	$0.01	$0.08	$0.15

Diluted	$0.06	$0.01	$0.08	$0.14

Weighted average shares outstanding:
Basic	44,195	43,362	43,972	43,151

Diluted	44,651	44,304	44,609	44,290

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
Six months Ended June 30, 2009
(Unaudited, In Thousands except Per Share Amounts)

					Accumulated
			Additional		Other
		Common	Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance, December 31, 2008	43,719	$437	$231,813	$(188,130)	$(18,030)	$26,090

Total comprehensive income		—	—	3,377	2,691	6,068

Dividends declared		—	(19,085)	—	—	(19,085)

Stock-based compensation costs		—	2,766	—	—	2,766

Tax benefit of convertible bond call options		—	719	—	—	719

Surrender of 225 shares to cover withholding taxes on stock-based compensation		—	(1,567)	—	—	(1,567)

Issuance of shares of common stock pursuant to stock plans, $.01 par	590	6	316	—	—	322

Balance, June 30, 2009	44,309	$443	$214,962	$(184,753)	$(15,339)	$15,313

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$3,377	$6,409
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	36,060	35,601
Loss on disposal of assets, net	469	759
Amortization of debt issuance costs and original issue discount	3,453	2,004
Stock-based compensation	2,565	2,515
Deferred income taxes	2,630	4,684
Other non-cash expenses	549	65
Changes in components of assets and liabilities:
Accounts receivable and other current assets	75	311
Materials and supplies	(692)	(372)
Accounts payable, accrued and other current liabilities	2,428	(7,605)
Deferred charges and other assets	(121)	(1,708)
Other deferred credits	903	(2,478)

Net cash provided by operating activities	51,696	40,185

Cash Flows from Investing Activities:
Investment in construction and capital expenditures	(20,673)	(70,582)
Change in unsettled construction and capital expenditures	(12,104)	(160)
Change in unsettled acquisition costs	(250)	—
Purchase of short-term investments	—	(9,400)
Proceeds from sale of short-term investments	—	9,815
Purchase of non-current investments	—	(3,625)
Proceeds from sale of non-current investments	—	2,275
Placement of funds in restricted accounts	(25)	(71,460)
Release of funds from escrow accounts	13,831	389

Net cash used by investing activities	(19,221)	(142,748)

Cash Flows from Financing Activities:
Repayments of long-term debt	(26,965)	(2,521)
Proceeds from the issuance of long-term debt	21,500	125,000
Purchase of call options	—	(20,431)
Sale of common stock warrants	—	9,852
Debt issuance costs	—	(4,253)
Payment of cash dividend on common stock	(18,912)	(18,531)
Payment of withholding taxes on stock-based compensation	(1,567)	(3,314)
Proceeds from issuance of common stock	322	586

Net cash provided (used) by financing activities	(25,622)	86,388

Change in cash and cash equivalents	6,853	(16,175)

Cash and cash equivalents, beginning of period	1,326	35,208

Cash and cash equivalents, end of period	$8,179	$19,033

Supplemental Cash Flow Data:
Interest paid	$17,624	$14,003
Income taxes paid	$—	$417

Supplemental Noncash Transactions:
Property acquired under capital leases	$660	$58
Dividend declared, but not paid	$9,622	$9,370
Asset retirement obligation	$3	$32
See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Alaska Communications Systems Group, Inc. and Subsidiaries (“we”, “our”, “us”, the “Company”, “ACS Group” or “ACS”), a Delaware corporation, provides wireline, wireless and other telecommunications and network services to consumer, business, and enterprise customers in the State of Alaska and beyond using its statewide and interstate telecommunications network. The Company was formed in October of 1998 for the purpose of acquiring and operating telecommunications properties.
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
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). However, the Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain reclassifications have been made to the 2008 financial statements to make them conform to the current year presentation. The most significant reclassification is related to our convertible notes. The Company bifurcated the convertible notes into the portion related to the debt instrument and the portion related to the conversion feature. See Note 4 – “Convertible Debt Bifurcation” for an in-depth discussion of this reclassification.
     In the opinion of management, the financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.
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
     The Company establishes bad debt reserves against estimated uncollectible revenues each period. These estimates are derived through a monthly analysis of account aging profiles and a review of historical recovery experience. Receivables are charged against the allowance when management believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. Consistent with the industry, the Company accounts for bad debt expense as a reduction of revenue.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     Access revenue is recognized when earned. The Company participates in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates-of-return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available for the Company and the other telephone companies. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer revenue collected until settlement methodologies are resolved and finalized. At June 30, 2009 and December 31, 2008, the Company had deferred revenue of $6,087 and $6,372, respectively, related to its estimate of refundable access revenue.
     Wireless revenue is materially impacted by seasonal factors. Wireless revenue, particularly roaming revenue, declines in the winter months and increases in the summer months due to Alaska’s northern latitude and the wide swing in available daylight and changes in weather patterns between summer and winter and their effect on business, tourism and subscriber calling patterns. Revenue from non-ACS customers roaming on the Company’s network decreased to $4,937 from $5,497 for the three months ended June 30, 2009 and 2008, respectively, and $8,661 and $9,241 for the six months ended June 30, 2009 and 2008, respectively. This drop is due to a significant reduction in the number of tourists visiting Alaska this year as compared to last year. The Company’s wireline segment also experiences seasonal effects, but management does not believe these effects are material.
Regulatory Accounting and Regulation
     The local telephone exchange operations of the Company account for costs in accordance with the accounting principles for regulated enterprises. This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. The Company’s cost studies and depreciation rates are subject to periodic audits that could result in reductions of revenues.
     The Company utilizes blended depreciation rates for financial reporting, which management believes approximates the economical useful lives of the underlying plant. As a result, the Company has recorded a regulatory asset related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions. The balances at June 30, 2009 and December 31, 2008 are $64,418 and $63,363, respectively. The Company also has a regulatory liability of $64,424 and $64,117 at June 30, 2009 and December 31, 2008, respectively, related to accumulated removal costs for its local telephone subsidiaries. Non-regulated revenues and costs incurred by the local telephone exchange operations and non-regulated operations of the Company are accounted for in accordance with industry practice and regulatory requirements. The Company also does not eliminate revenue generated between regulated and non-regulated group companies on consolidation. These revenues totaled $10,727 and $9,998 for the three months ended June 30, 2009 and 2008, respectively, and $21,096 and $19,949 for the six months ended June 30, 2009 and 2008, respectively.
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
     Traditionally, the Company’s Incumbent Local Exchange Carriers (“ILECs”) have been subject to rate-of-return regulation by the FCC. Under this regulation, rates are developed based on cost plus an authorized maximum rate-of-return. However, the Company has enjoyed limited pricing flexibility with respect to its switched access rates pursuant to a petition for forbearance granted by the FCC on August 20, 2007. On April 17, 2009 the FCC granted the Company’s petition for waiver of certain FCC rules to facilitate the conversion of the Company’s ILECs to price-cap regulation, under which they will be able to set their interstate rates at any level less than or equal to certain caps calculated in accordance with the FCC’s rules. In order to effect the conversion to price-cap regulation; the Company’s ILECs have withdrawn from their participation in certain tariffs and revenue pools administered by the National Exchange Carrier Association (“NECA”), jointly filing with the

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
FCC a price-cap tariff effective as of July 1, 2009, and continue to receive interstate common line support from the universal service fund at the disaggregated per line levels received in 2008. The average traffic sensitive rates of some of the Company’s ILECs will be lowered over time, subject to future FCC modifications to universal service programs, which cannot be predicted, until they are less than or equal to the cap applicable to such rates. The Company will no longer be treated as a non-dominant carrier for limited tariffing purposes specified in the FCC’s August 20, 2007 order, but will enjoy the same types of pricing flexibility available to all price-cap carriers under the FCC’s rules.
Restricted Cash
     During the quarter ended March 31, 2009 the Company released $8,578 from escrow representing funds held pending completion by Tyco Telecommunications (“Tyco”) of specified milestones set forth in the Company’s agreement with Tyco for the construction of its Alaska Oregon Network (“AKORN”) fiber optic cable system. Additionally, during the quarter ended June 30, 2009 the Company settled an outstanding claim against the Crest Communications Corporation (“Crest”) selling shareholders and released $4,250 from escrow, as well as a $1,000 CD upon the expiration of a contract liability with the State of Alaska.
     As of June 30, 2009, the Company had $5,511 remaining in escrow for the indemnification of the Company in the event of breach by Crest of certain obligations, representations and warranties specified in the Company’s agreement to purchase Crest and the completion of certain capital projects.
     The remaining balance of $1,200 is held in certificates of deposit as required under the terms of certain contracts to which the Company is a party. When the restrictions are lifted, the Company will transfer these funds back into its operating accounts.
Recently Adopted Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments requiring companies to disclose the fair value of financial instruments in interim financial reports. The information required by this FSP is included in Note 3 – Fair Value Measurements.
     Also in April 2009, the FASB issued FAP 115-2 and 124-2 Recognition and Presentation of Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities requiring additional disclosure related to the impairment of certain debt and equity securities. The information required by this FSP is included in Note 3 – Fair Value Measurements.
     In May 2009, the FASB issued FAS 165 Subsequent Events requiring companies to disclose the date to which subsequent events were examined for disclosure. The Company adopted this pronouncement for the quarter ended June 30, 2009.
     In June 2009, the FASB issued FAS 168 The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles which replaces the current pronouncement system with the Accounting Standards Codification ™. The codification system is required for financial statements issued for periods ending after September 15, 2009. The codification is an attempt to encourage companies to use more plain English in financial statements rather than simply citing pronouncement references. The Company has elected to adopt the codification system early in these financial statements.
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
2. COMPONENTS OF COMPREHENSIVE INCOME
     The following table describes the components of comprehensive income, net of tax, for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$2,533	$633	$3,377	$6,409
Minimum pension liability adjustment	40	52	291	104
Interest rate swap marked to market	1,733	7,297	2,400	(334)
Auction rate securities temporary impairment	—	107	—	(64)

Total comprehensive income	$4,306	$8,089	$6,068	$6,115

3. FAIR VALUE MEASUREMENTS
     The Company has developed valuation techniques based upon observable and unobservable inputs to calculate the fair value of our non-short-term monetary assets and liabilities. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:
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
     The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 at each hierarchical level:

Fair Value Measurement at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	2009	Level 1	Level 2	Level 3
Assets:
Non-current investments in auction rate securities	$1,005	$—	$—	$1,005

Liabilities:
Interest rate swaps	$(19,840)	$—	$(19,840)	$—

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts
3. FAIR VALUE MEASUREMENTS (Continued)
     Non-current investments consist of Auction Rate Securities (“ARS”) that have maturity dates greater than one year from June 30, 2009. The investments in ARS are included in Level 3 as no active market or significant other observable inputs exist. The Company assigned a value to its ARS portfolio by reviewing the value assigned to similar securities by brokerages, relative yields and assessing credit risk. An assessment was also done in which management determined that the securities were other-than-temporarily impaired, and in 2008, a charge was taken to the income statement of $245. The fair value of ARS held by the Company at June 30, 2009 was unchanged from the value at December 31, 2008 and no further impairment has been observed in 2009. Subsequent to the quarter end on July 9, 2009, $100 of auction rate securities were redeemed by the issuer at face value.
     Derivative contracts, included in other deferred credits and long-term liabilities comprised of out-of-the-money interest rate swaps that are valued using models based on readily observable market parameters for all substantial terms of the derivative contracts and thus, are classified within Level 2.
4. CONVERTIBLE DEBT BIFURCATION
     In May 2008, FASB required that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be accounted for by separating the liability and equity components of the instruments in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. This was required as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning January 1, 2009, and must be applied retrospectively to all periods presented. Early adoption was prohibited. The Company has retrospectively applied this to the $125,000, 5.75% Convertible Notes issued on April 8, 2008, bifurcating the note into the liability portion and the equity portion attributable to the conversion feature of the note. In doing so, the Company used the discounted cash flow approach to value the debt portion of the notes. The cash flow stream from the coupon interest payments and the final principal payment were discounted at 11% to arrive at the valuations. The Company chose 11% as the appropriate discount rate after examining the interest rates for similar instruments issued in the same time frame for similar companies without the conversion option.
     The effects on the Consolidated Balance Sheets as of December 31, 2008 are as follows:

	As originally	Retrospective	As retrospectively
	reported	adjustment	applied
Property, plant and equipment	$1,391,351	$1,600	$1,392,951
Debt issuance costs	$9,290	$(736)	$8,554
Non-current deferred income tax	$114,831	$(9,351)	$105,480
Long-term obligations, net of current portion	$560,857	$(21,882)	$538,975
Additional paid in capital	$217,740	$14,073	$231,813
Accumulated deficit	$(187,452)	$(678)	$(188,130)
     The following table includes selected data regarding the convertible notes as of:

	June 30,	December 31,
	2009	2008
Net carrying amount of the equity component	$14,582	$14,582
Principal amount of the convertible notes	$125,000	$125,000
Unamortized debt discount	$19,716	$21,882
Amortization period remaining	44 months	50 months
Net carrying amount of the convertible notes	$105,284	$103,118

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts
4. CONVERTIBLE DEBT BIFURCATION (Continued)
     The following table details the interest components of the convertible notes contained in the Company’s Statement of Operations for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Coupon interest expense	$1,777	$1,643	$3,554	$1,643
Amortization of the debt discount	1,098	907	2,166	907

Total included in interest expense	$2,875	$2,550	$5,720	$2,550

5. CREST COMMUNICATIONS ACQUISITION
     Effective October 30, 2008, the Company closed its purchase of 100% of the outstanding stock of Crest Communications Corporation. The results of Crest’s operations have been included in the Wireline segment of the consolidated financial statements since that date. Certain purchase price adjustments are still under review and therefore the purchase price allocation is subject to refinement.
     The aggregate purchase price was $64,960, net of $1,072 in cash acquired and inclusive of $4,169 cash consideration that was placed in an escrow account to be used for the settlement of any potential claims of misrepresentations, breach of warranties or covenants or for other indemnifications during the first eighteen months following the closing. During the second quarter of 2009, a $4,250 settlement was reached regarding claims made by the Company against the selling shareholders. The issue was appropriately excluded from the purchase price noted above; however, the funds had been placed in escrow until the issue was resolved. The funds have now been released. The Company and Crest have made customary representations, warranties and covenants in a stock purchase agreement. The Company anticipates that all escrow issues will be resolved prior to the expiration of the escrow period.
6. EARNINGS PER SHARE
     Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the treasury stock method. Potential common share equivalents, which consisted of options, restricted stock and stock-settled appreciation rights (“SSARs”) granted to employees, and deferred shares granted to directors, resulted in dilutive earnings per share for the three months ended June 30, 2009. Excluded from the calculation were 1,620 options and SSARs and 69 options which were out-of-the money and therefore anti-dilutive at June 30, 2009 and June 30, 2008, respectively. Also excluded from the calculation were shares related to the Company’s convertible debt which were anti-dilutive for the three and six month periods ending June 30, 2009 and 2008.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts
6. EARNINGS PER SHARE (Continued)
     Earnings per share for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator — net income	$2,533	$633	$3,377	$6,409

Denominator — weighted average shares outstanding:
Basic shares	44,195	43,362	43,972	43,151
Dilutive impact of restricted stock, options and deferred shares	456	942	637	1,139

Dilutive shares	44,651	44,304	44,609	44,290

Earnings per share:
Basic	$0.06	$0.01	$0.08	$0.15

Diluted	$0.06	$0.01	$0.08	$0.14

7. STOCK INCENTIVE PLANS
     Total compensation cost for share-based payments was $2,565 and $2,515 for the six months ended June 30, 2009 and 2008, respectively.
     There were 511 and 628 restricted stock grants, inclusive of Performance Share Units, and 775 and zero SSAR’s granted during the six months ended June 30, 2009 and 2008, respectively. The following table describes the assumptions used for valuation of equity instruments awarded during the six months ended June 30, 2009 and 2008, respectively:

	2009	2008
Restricted stock:
Risk free rate	0% - 0.25%	2.00% - 2.25%
Quarterly dividend	$0.215	$0.215
Expected, per annum, forfeiture rate	0% - 5.47%	4.47%

	2009	2008
Stock Options:
Risk free rate	0.25%	—
Dividend yield	9.29%	—
Expected volatility factor	36.38%	—
Expected option life (years)	3.2	—
Expected forfeiture rate	0%	—
8. RETIREMENT PLANS
     Pension benefits for substantially all of the Company’s employees are provided through the Alaska Electrical Pension Fund (“AEPF”). The Company pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for, or allocated separately to, the individual employer. During the second quarter of 2009 the Company received a notice of Zone Freezing Election from the Joint Board of Trustees of the AEPF. The notice is a one time election allowable under the Worker, Retiree and Employer Recovery act of 2008 which freezes the plan’s zone status for the 2008 plan year at January 1, 2008 values. The notice certified that the plan was in the Green or Safe Zone for the upcoming plan year. The Company can not accurately project any change in the plan status in future years given the uncertainty of economic conditions or the effect of actuarial valuations versus actual performance in the market.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts
8. RETIREMENT PLANS (Continued)
     The Company also provides a 401(k) retirement savings plan covering substantially all of its employees.
     The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan (“Plan”) on September 1, 1999. Accrued benefits under the Plan were determined in accordance with the provisions of the CenturyTel Plan and upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the CenturyTel Plan. On November 1, 2000, the Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPF. As a result of this amendment, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company uses a December 31 measurement date for the Plan. The Company made no contributions to the Plan in the first six months of 2009 or 2008.
     The following table represents the net periodic pension expense for the ACS Retirement Plan for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest cost	$210	$202	$420	$404
Expected return on plan assets	(182)	(258)	(364)	(516)
Amortization of loss	195	37	390	74
Amortization of prior service cost	51	51	102	102

Net periodic pension expense	$274	$32	$548	$64

9. BUSINESS SEGMENTS
     The Company’s segments and their principal activities consist of the following:
     Wireline – Wireline provides communication services including voice, broadband and data, next generation internet protocol (“IP”) network services, network access, long distance and other services to consumers, carriers, business and government customers.
     Wireless – Wireless products and services include voice and data products, other value-added services and equipment sales.
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts
9. BUSINESS SEGMENTS (Continued)
     The following table illustrates selected financial data for each segment as of and for the three months ended June 30, 2009:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$64,598	$35,491	$2,431	$(6,399)	$96,121
Intersegment revenue	$14,042	$653	$2,431	$—	$17,126
Eliminated intersegment revenue	$(3,958)	$(10)	$(2,431)	$—	$(6,399)
Income (loss) before income tax	$1,893	$12,129	$(9,528)	$—	$4,494
Income tax (expense) benefit	$(1,722)	$(4,986)	$4,747	$—	$(1,961)
Net income (loss)	$171	$7,143	$(4,781)	$—	$2,533
Total assets	$529,822	$186,680	$6,222	$—	$722,724
Capital expenditures	$9,283	$1,749	$3,434	$—	$14,466
     During the three months ended June 30, 2009, the Company recorded an adjustment to wireline depreciation expense of $2,456 and wireline income tax expense of $1,085 to correct an immaterial error in the calculation of depreciation expense on regulatory assets, and the related income tax expense, which arose during the three months ended March 31, 2009.
     The following table illustrates selected financial data for each segment as of and for the three months ended June 30, 2008:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$62,809	$35,294	$5,743	$(9,490)	$94,356
Intersegment revenue	$13,086	$659	$5,743	$—	$19,488
Eliminated intersegment revenue	$(3,738)	$(9)	$(5,743)	$—	$(9,490)
Income (loss) before income tax	$(1,240)	$10,556	$(8,129)	$—	$1,187
Income tax (expense) benefit	$1,626	$(4,342)	$2,162	$—	$(554)
Net income (loss)	$386	$6,214	$(5,967)	$—	$633
Total assets	$540,387	$227,170	$14,348	$(37,126)	$744,779
Capital expenditures	$41,182	$3,989	$2,438	$—	$47,609
     The following table illustrates selected financial data for each segment as of and for the six months ended June 30, 2009:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$128,489	$71,058	$6,601	$(14,018)	$192,130
Intersegment revenue	$27,254	$1,259	$6,601	$—	$35,114
Eliminated intersegment revenue	$(7,398)	$(19)	$(6,601)	$—	$(14,018)
Income (loss) before income tax	$139	$24,819	$(18,951)	$—	$6,007
Income tax (expense) benefit	$(470)	$(10,206)	$8,046	$—	$(2,630)
Net income (loss)	$(331)	$14,613	$(10,905)	$—	$3,377
Total assets	$529,822	$186,680	$6,222	$—	$722,724
Capital expenditures	$15,024	$2,258	$4,054	$—	$21,336

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts
9. BUSINESS SEGMENTS (Continued)
     The following table illustrates selected financial data for each segment as of and for the six months ended June 30, 2008:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$128,923	$68,974	$8,886	$(15,651)	$191,132
Intersegment revenue	$25,406	$1,308	$8,886	$—	$35,600
Eliminated intersegment revenue	$(6,746)	$(19)	$(8,886)	$—	$(15,651)
Income (loss) before income tax	$4,163	$20,707	$(13,777)	$—	$11,093
Income tax (expense) benefit	$5	$(8,517)	$3,828	$—	$(4,684)
Net income (loss)	$4,168	$12,190	$(9,949)	$—	$6,409
Total assets	$540,387	$227,170	$14,348	$(37,126)	$744,779
Capital expenditures	$59,777	$6,604	$4,291	$—	$70,672
10. COMMITMENTS AND CONTINGENCIES
     The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of approximately $50 at June 30, 2009 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
11. SUBSEQUENT EVENTS
     As a result of the approval of the Company’s petition to be re-characterized from a “rate-of-return” carrier to a “price-cap” carrier, the Company discontinued the application of regulatory accounting effective July 1, 2009.
     The Company’s Consolidated Balance Sheets as of June 30, 2009 included regulatory liabilities of $64,424 related to estimated removal costs embedded in accumulated depreciation as required by regulators. Upon the discontinuance of regulatory accounting, these regulatory removal costs will be reflected as an extraordinary gain on the Company’s Consolidated Statement of Operations, offset by the recording of estimated removal costs in accordance with GAAP, which the Company expects will be significantly lower than its regulatory counterpart. The Company’s June 30, 2009 financial statements also contain regulatory assets of $64,418 related to depreciation of the regulated telephone plant allocable to its intrastate and local jurisdictions.
     Upon the discontinuance of regulatory accounting, the Company will also be required to eliminate certain intercompany transactions with regulated affiliates that are not currently eliminated during consolidation. In the three and six months ended June 30, 2009, $10,727 and $21,096, respectively, of revenues (and related costs) would have been eliminated if the Company were not following regulatory accounting. The Company will incur significant time and possible costs as it makes the necessary changes to its computer and financial management reporting systems and determines the removal cost liability for its regulated subsidiaries. The Company believes a significant portion of the costs are capitalizable as they will be enhancements to its computer and reporting systems.
     In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through July 31, 2009, the date the financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements and Analysts’ Reports
          This Form 10-Q and future filings by ACS and its consolidated subsidiaries on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Management’s discussion and analysis of financial condition and results of operations” and elsewhere. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):
•	our strongly competitive environment, which comprises national and local wireless and wireline facilities-based competitors;

•	our ability to manage, integrate, market, maintain and attract sufficient customers to our Northstar and AKORN long-haul fiber facilities and our ability to develop attractive integrated products and services making use of the facility;

•	the continued availability of financing in the amounts, at the terms, and subject to the conditions necessary, to support our future business;

•	our ability to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders;

•	rapid technological developments and changes in the telecommunications industries;

•	changes in revenue resulting from regulatory actions affecting inter-carrier compensation;

•	regulatory limitations on our ability to change our pricing for communications services;

•	possible widespread or lengthy failures of our system or network cables, particularly our non-redundant systems, including our primary fiber link connecting Alaska and the lower 48 states, which would cause significant delays or interruptions of service and/or loss of customers;

•	other unanticipated damage to one or more of our high capacity cables resulting from construction or digging mishaps, fishing boats or natural disasters;

•	changes in revenue from Universal Service Funds (“USFs”);

•	changes in the demand for our products and services;

•	changes in general industry and market conditions and growth rates;

•	changes in interest rates or other general national, regional or local economic conditions;

•	worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates or investment returns);

•	governmental and public policy changes;

•	ongoing negotiations with our labor union, the International Brotherhood of Electrical Workers Local 1547 (“IBEW”) and the potential outcome of such negotiations;

•	the success of any future acquisitions and

•	the matters described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and this Quarterly Report on Form 10-Q.
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
          The sections that follow provide information about important aspects of our operations and investments and include discussions of our results of operations, financial condition and sources and uses of cash. In addition, we have highlighted key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information we use in evaluating performance and allocating resources. We also monitor the state of the economy in general. In doing so, we compare Alaskan economic activity with broader economic conditions. In general, we believe that the Alaskan telecommunications market, as well as general economic activity in Alaska, is affected by certain economic factors, which include:
•	activity in the oil and gas markets;

•	military activity;

•	the cost of long-haul telecommunications bandwidth;

•	local customer preferences;

•	average usage of Internet technology;

•	unemployment levels and

•	housing activity.
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
          Our results of operations, financial position and sources and uses of cash in the current and future periods continue to reflect our focus on the following strategic imperatives:
•	Emphasis on Top-Line Growth: We emphasize revenue growth as well as growth in net cash provided by operating activities. We devote more resources to higher growth markets such as wireless, including wireless data, wireline broadband connections, including our long-haul fiber investment connecting our network to the lower 48, as well as expanded strategic services to business markets rather than to the traditional wireline voice market.

•	Investment with Discipline: We focus on gaining market share in those markets that contain high revenue producing customers. In our wireline business, we focus on deploying and selling broadband connections in each market covered by our network. We have targeted investment in deploying high speed fiber conductivity in and between Alaska’s urban centers. During 2008, we invested heavily in interstate capacity through our purchase of Crest and construction of AKORN. We have increasingly targeted enterprise customers. Revenues from these customers grew 47.2% and 49.1% in 2009 compared with the same three and six months ended June 30, 2008, respectively, primarily driven by sales of advanced IP services and increases in revenues from agreements with carriers to terminate their Alaskan long distance traffic. We have directed resources towards offering wireless plans that encourage customer adoption of large, monthly minute postpaid plans and unlimited postpaid plans. By directing resources carefully, we seek to distinguish ourselves from our competitors in a cost effective way.

•	Profitability Improvement: We seek to increase operating income and margins. In support of this goal, our capital spending continues to be directed toward growth markets. High speed evolution data optimized (“EVDO”) and

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

•	Process Improvement: While focusing resources on revenue growth and market share gains, we continually challenge our management team and employees at all levels to lower expenses and improve the customer experience through process improvements. We expect to invest in technology-assisted process improvement, including self-service initiatives. We expect efforts such as call center routing improvements, self-pay kiosk deployment and customer service tools, to improve our cost structure and maintain or improve operating income margins. As a result of past successes, we have been able to serve more customers while maintaining our workforce at or below prior levels.

•	Pay for Performance: We embrace a culture of urgency and accountability. We establish goals for all of our employees that are tied to the imperatives described above. We seek to provide our non-represented employees cash incentives and equity compensation that are tied to these goals. We carefully design executive compensation programs to align executives’ and shareholders’ long-term interests.

RESULTS OF OPERATIONS
          All amounts are discussed at the consolidated level after the elimination of certain affiliate revenue and expense.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
          The following table summarizes results of operations for the three months ended June 30, 2009 and 2008:

	Three Months ended June 30,
	2009	2008	Change	% Change
Operating revenues:
Wireline
Retail	$22,537	$23,900	$(1,363)	-5.7%
Wholesale	4,429	5,081	(652)	-12.8%
Access	21,182	21,601	(419)	-1.9%
Enterprise	12,492	8,489	4,003	47.2%
Wireless	35,481	35,285	196	0.6%

Total operating revenues	96,121	94,356	1,765	1.9%

Operating expenses:
Wireline (exclusive of depreciation and amortization)	46,691	43,972	2,719	6.2%
Wireless (exclusive of depreciation and amortization)	19,415	20,802	(1,387)	-6.7%
Depreciation and amortization	15,175	19,138	(3,963)	-20.7%
Loss on disposal of assets, net	19	745	(726)	-97.4%

Total operating expenses	81,300	84,657	(3,357)	-4.0%

Operating income	14,821	9,699	5,122	52.8%
Operating margin	15.4%	10.3%

Other income and expense:
Interest expense	(10,302)	(9,143)	(1,159)	12.7%
Interest income	17	706	(689)	-97.6%
Other	(42)	(75)	33	-44.0%

Total other income and expense	(10,327)	(8,512)	(1,815)	21.3%

Income before income tax expense	4,494	1,187	3,307	278.6%

Income tax expense	(1,961)	(554)	(1,407)	254.0%

Net income	$2,533	$633	$1,900	300.2%

Net income per share:
Basic	$0.06	$0.01	$0.05

Diluted	$0.06	$0.01	$0.05

Revenue Sources by Segment
          We have two reportable business segments, wireline and wireless, which conduct the following principal activities:
•	Wireline: We provide communications services including voice, data, broadband, multi-protocol label switching services, network access, long distance and other services to consumers, carriers, businesses and government customers throughout Alaska and to and from Alaska.

•	Wireless: We provide wireless voice and data services, products, other value-added services and equipment sales across Alaska.
Operating Revenues
     Wireline
          Retail: Retail revenue decreased in the three months ended June 30, 2009 over June 30, 2008 primarily due to a $0.7 million decline in local exchange revenue associated with residential line losses, $0.4 million lower CPE sales to businesses and a $0.4 million decline in long distance sales. These losses were offset, in part, by a $0.2 million increase in revenue from our Internet Service Provider (“ISP”) subscriber base.
          Declines in retail switched access lines in service in the second quarter were concentrated in the residential market which is impacted by wireless substitution.
          Wholesale: Wholesale revenues decreased due to declines in unbundled network elements (“UNEs”) and wholesale local revenue primarily attributable to the ongoing migration of lines leased to our key competitor as they continue to move to cable telephony. As a result of ongoing declines in UNE and wholesale local lines, we expect that wholesale revenue will continue to decline as a component of wireline revenue for the foreseeable future.
          Access: Access revenues decreased in the second quarter of 2009 due to a decline in allocable expenses eligible for cost recovery.
          Enterprise: Enterprise revenue increased in the second quarter of 2009 primarily due to a $3.5 million increase in carrier data revenue and a $1.0 million increase in sales of advanced network services to large business and government customers, partially offset by a $0.6 million decrease in long distance wholesale carrier voice revenue.
     Wireless
          In the quarter ended June 30, 2009, wireless revenue increased by $0.2 million as compared to the same period ended June 30, 2008. Although we saw increases of $0.9 million in Competitive Eligible Telecommunications Carrier (“CETC”) revenue, these increases were substantially offset by a $0.6 million decline in roaming revenue reflecting the downturn in the global economy resulting in fewer people traveling outside their own network coverage area.
Operating Expense
          Operating expense decreased year over year for the three months ended June 30, 2009, with increases in wireline expenses offset by decreases in wireless expenses and depreciation.
          Wireline: Wireline expenses, which include local telephone, Internet, interexchange and cable systems operating costs, increased for the quarter ended June 30, 2009 over June 30, 2008, due to a $1.4 million increase in labor expense primarily related to our new cable operations, a $0.8 million increase in ISP access and leased circuit expenses, a $0.5 million increase in land and building facilities related charges, and a $0.3 million increase in LD interstate COGS. These increases were offset, in part, by a $0.4 million decrease in legal expenses resulting from favorable settlements of contingent liabilities.
          Wireless: Wireless expense decreased by $1.4 million primarily driven by reductions in handset, accessory and data content expenses.
          Depreciation and Amortization: Depreciation and amortization expense decreased primarily due to reductions in the depreciation of assets that had reached their maximum depreciable lives and lower depreciation charges for our regulatory assets related to our regulated telephone plant allocable to intrastate and local jurisdictions.
          Other Income and Expense: Other income and expense was a net expense of $10.3 million due to lower levels of capitalized interest on fixed assets in the course of construction following the commercial launch of AKORN in April 2009 and reduced interest income due to a reduced amount of excess investible cash.

          Income Taxes: Income taxes are currently being calculated using our estimated effective tax rate for the second quarter of 2009 of 43.6%. At June 30, 2009 we had tax net operating loss (“NOL”) carry forwards of approximately $152.5 million. Income tax expense will not involve a significant cash outflow until these NOL’s are utilized.
          Net Income: The increase in net income is primarily a result of the factors discussed above.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
          The following table summarizes results of operations for the six months ended June 30, 2009 and 2008:

	Six Months ended June 30,
	2009	2008	Change	% Change
Operating revenues:
Wireline
Retail	$45,488	$47,546	$(2,058)	-4.3%
Wholesale	8,927	10,416	(1,489)	-14.3%
Access	42,363	47,905	(5,542)	-11.6%
Enterprise	24,313	16,310	8,003	49.1%
Wireless	71,039	68,955	2,084	3.0%

Total operating revenues	192,130	191,132	998	0.5%

Operating expenses:
Wireline (exclusive of depreciation and amortization)	93,028	87,242	5,786	6.6%
Wireless (exclusive of depreciation and amortization)	37,888	40,923	(3,035)	-7.4%
Depreciation and amortization	36,060	35,601	459	1.3%
Loss on disposal of assets, net	469	759	(290)	-38.2%

Total operating expenses	167,445	164,525	2,920	1.8%

Operating income	24,685	26,607	(1,922)	-7.2%
Operating margin	12.8%	13.9%

Other income and expense:
Interest expense	(18,642)	(16,372)	(2,270)	13.9%
Interest income	51	1,009	(958)	-94.9%
Other	(87)	(151)	64	-42.4%

Total other income and expense	(18,678)	(15,514)	(3,164)	20.4%

Income before income tax expense	6,007	11,093	(5,086)	-45.8%

Income tax expense	(2,630)	(4,684)	2,054	-43.9%

Net income	$3,377	$6,409	$(3,032)	-47.3%

Net income per share:
Basic	$0.08	$0.15	$(0.07)

Diluted	$0.08	$0.14	$(0.06)

Operating Revenues
     Wireline
          Retail: Retail revenue decreased in the six months ended June 30, 2009 over June 30, 2008 primarily due to a $1.4 million decline in local exchange revenue associated with residential line losses, $0.6 million lower CPE sales to businesses and a $0.6 million decline in long distance sales. These losses were offset, in part, by a $0.5 million increase in revenue from our Internet Service Provider (“ISP”) subscriber base.
          Declines in retail switched access lines in service in 2009 were concentrated in the residential market which is impacted by wireless substitution.
          Wholesale: Wholesale revenues decreased due to declines in unbundled network elements and wholesale local revenue primarily attributable to the ongoing migration of lines leased to our key competitor as they continue to move to cable telephony. As a result of ongoing declines in UNE and wholesale local lines, we expect that wholesale revenue will continue to decline as a component of wireline revenue for the foreseeable future.
          Access: Access revenues decreased $5.5 million in the six months ended June 30, 2009 due to a net decrease in reserve releases, from settlements, of $3.0 million in the first half of 2009. These releases were attributable to a $4.2 million release in 2008 primarily related to refundable USF support, offset in part by a $1.2 million reserve release in 2009 related to a reserve for deferred tax asset study risk. The remaining decrease in allocable expenses is attributable to a decline in eligible cost recovery.
          Enterprise: Enterprise revenue increased in the first six months of 2009 primarily due to a $5.8 million increase in carrier data and a $1.8 million increase in sales of advanced network services to large business and government customers.
     Wireless
          In the six months ended June 30, 2009, wireless revenue increased 3.0% over the period ended June 30, 2008. The increase is due primarily to $3.4 million in CETC revenue. These increases were partially offset by a $0.6 million decline in roaming revenue reflecting the downturn in the global economy resulting in fewer people traveling outside their own network coverage area and $0.4 million in handset and accessory sales. Additionally, lower-priced voice plans were initiated in the prior year to match national price points for voice plans.
Operating Expense
          Operating expense increased year over year for the six months ended June 30, 2009, with increases in wireline expenses and depreciation partially offset by decreases in wireless expenses.
          Wireline: Wireline expenses, which include local telephone, Internet, interexchange and cable systems operating costs, increased for the six months ended June 30, 2009 over June 30, 2008, due to a $3.0 million increase in labor expense primarily related to our new cable operations, a $1.5 million increase in land and building facilities related charges, a $0.9 million increase in ISP access and leased circuit expenses, and a $0.8 million increase in LD interstate COGS. These increases were offset, in part, by a $0.4 million decrease in legal expenses resulting from favorable settlements of contingent liabilities.
          Wireless: Wireless expense decreased by $3.0 million driven primarily by reductions in handset, accessory and data content expenses.
          Depreciation and Amortization: Depreciation and amortization expense increased slightly due to additional depreciation on the assets purchased from Crest and additional depreciation related to the completion of the AKORN fiber facility offset, in part, by reductions in the depreciation of assets that had reached their maximum depreciable lives.
          Other Income and Expense: Other income and expense was a net expense of $18.7 million due to higher interest expense on the $125.0 million, 5.75% Convertible Notes issued April 8, 2008 offset by a decline in interest income due to a reduced amount of excess investible cash.

          Income Taxes: Income taxes are currently being calculated using our estimated effective tax rate for the six months ended June 30, 2009 of 43.8%. At June 30, 2009 we had tax NOL carry forwards of approximately $152.5 million. Income tax expense will not involve a substantial cash outflow until these NOL’s are utilized.
          Net Income: The decrease in net income is primarily a result of the factors discussed above.
Liquidity and Capital Resources
Our major sources and uses of funds for the six months ended June 30, 2009 and 2008 are as follows:

	Six months ended
	June 30,
	2009	2008
Net cash provided by operating activities	$51,696	$40,185
Capital expenditures	$(20,673)	$(70,582)
Net settlement of capital expenditures payable	$(12,104)	$(160)
Net borrowings/(repayments)	$(5,465)	$107,647
Dividends	$(18,912)	$(18,531)
     Sources
          We have satisfied our cash requirements in the first six months of 2009 for operations, capital expenditures and debt service primarily through internally generated funds. For the six months ended June 30, 2009, our net cash flows provided by operating activities were $51.7 million. At June 30, 2009, we had approximately $15.0 million in net working capital, of which approximately $8.2 million was cash and cash equivalents and $6.7 million was restricted cash. In the first six months of 2009, $13.8 million cash that had previously been recorded as restricted cash was released with $4.3 million flowing to us in settlement of an outstanding claim with Crest, $1.0 million to us for the expiration of a contract liability with the State of Alaska and $8.5 million paid to Tyco for completion of the AKORN project. As of June 30, 2009, we had full access to our $45.0 million revolving credit facility.
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
     Uses
          Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been, and continue to be, significant. Cash outflows for capital expenditures for the six months ended June 30, 2009 were $32.8 million, inclusive of $12.1 million in net settlements of capital expenditure payables since December 31, 2008. New capital acquisition for 2009 totaled $20.7 million of which $7.8 million was expended on the build out of our AKORN facility. We intend to fund future capital expenditures with cash on hand and net cash generated from operations.
          Since October 28, 2004, we have paid quarterly dividends on our common stock. Based on current shares outstanding at July 23, 2009 of approximately 44.3 million shares and our current annual dividend policy of $0.86 per share, maintenance of our current dividend policy would result in $38.1 million cash being paid to common stockholders over the next four quarters. Dividends on our common stock are not cumulative.
          We believe that we will have sufficient cash on hand, cash provided by operations and available borrowing capacity under our revolving credit facility to service our debt, pay our quarterly dividends, and fund our operations, capital expenditures and other obligations over the next 12 months. Our ability to meet such obligations will be dependent upon our future financial performance, which is, in turn, subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond our control. See “Item 1A—Risk Factors” in our Annual Report on Form 10-K for further information regarding these risks.
Legal
          We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business, and have recorded litigation reserves of $0.1 million against certain claims and legal actions as of June 30, 2009. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress.
Employees
          As of June 30, 2009, we employed approximately 909 regular full-time employees, 13 regular part-time employees and three full-time temporary employees. Of these employees, approximately 75% are represented by the IBEW. Management considers employee relations to be satisfactory.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of June 30, 2009, we had outstanding debt under our 2005 Senior Credit Facility. This on-balance sheet financial instrument, to the extent it provides for variable rates of interest, exposes us to interest rate risk with the primary interest rate risk exposure resulting from changes in LIBOR, or the prime rate, which are used to determine the interest rates that are applicable to borrowings under our 2005 Senior Credit Facility. In order to manage this risk, we have entered into a series of floating-to-fixed interest rate swap agreements that effectively fix LIBOR on the entire outstanding balance on the 2005 Senior Credit Facility. The term of these swap agreements ranges from December 2009 through December 2011. On April 8, 2008, we sold $125.0 million aggregate principal amount of our 5.75% Convertible Notes due 2013 in a private placement. The notes pay interest at a fixed rate and are subordinated to our obligations under our 2005 Senior Credit Facility as well as certain hedging agreements and other secured debt available under the credit facility.

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
          Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.
     Changes in Internal Control over Disclosure and Reporting
          There were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          On June 12, 2009, Alaska Communications Systems Group, Inc. adjourned its 2009 Annual Meeting without taking action on Proposals 1-5 as detailed in the Company’s Notice of 2009 Annual Meeting and Proxy Statement . The Company adjourned in order to provide its shareholders with additional explanatory information regarding certain of the proposals and to file an amended Proxy Statement 14A.
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

Date: August 3, 2009	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Liane Pelletier
Liane Pelletier
Chief Executive Officer, Chairman of the Board and President

/s/ David Wilson
David Wilson
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)