Form 10-Q
period 2009-09-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2009-11-06
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)
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
Yes ☐   No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of the registrant’s Common Stock, as of October 23, 2009, was 44,395,067.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands except Per Share Amounts)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$7,127	$1,326
Restricted cash	5,990	20,517
Accounts receivable-trade, net of allowance of $6,984 and $5,912	37,919	40,433
Materials and supplies	9,689	9,404
Prepayments and other current assets	6,573	6,515
Deferred income taxes	13,933	21,145

Total current assets	81,231	99,340

Property, plant and equipment	1,425,035	1,392,951
Less: accumulated depreciation and amortization	(945,306)	(891,899)

Property, plant and equipment, net	479,729	501,052

Non-current investments	855	1,005
Goodwill	8,850	8,850
Intangible assets, net	24,049	24,118
Debt issuance costs	6,614	8,554
Deferred income taxes	82,234	105,480
Deferred charges and other assets	648	452

Total assets	$684,210	$748,851

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$883	$666
Accounts payable, accrued and other current liabilities	59,894	74,028
Advance billings and customer deposits	9,736	10,399

Total current liabilities	70,513	85,093

Long-term obligations, net of current portion	537,228	538,975
Other deferred credits and long-term liabilities	30,467	98,693

Total liabilities	638,208	722,761

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized, 44,393 and 43,719 issued and outstanding, respectively	444	437
Additional paid in capital	207,154	231,813
Accumulated deficit	(147,082)	(188,130)
Accumulated other comprehensive loss	(14,514)	(18,030)

Total stockholders’ equity	46,002	26,090

Total liabilities and stockholders’ equity	$684,210	$748,851

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating revenues	91,262	91,285	263,439	264,267

Operating expenses:
Cost of services and sales	35,318	35,048	101,886	98,745
Selling, general and administrative	21,895	25,402	66,846	72,630
Depreciation and amortization	23,724	18,790	59,784	54,391

Total operating expenses	80,937	79,240	228,516	225,766

Operating income	10,325	12,045	34,923	38,501

Other income and expense:
Interest expense	(9,642)	(8,886)	(28,284)	(25,258)
Interest income	30	532	81	1,541
Other	—	(255)	—	(255)

Total other income and expense	(9,612)	(8,609)	(28,203)	(23,972)

Income before income tax expense	713	3,436	6,720	14,529
Income tax expense	(388)	(1,591)	(3,018)	(6,275)

Income before extraordinary item	325	1,845	3,702	8,254
Extraordinary item, net of taxes	37,346	—	37,346	—

Net income	$37,671	$1,845	$41,048	$8,254

Net income per share:
Basic
Income on continuing operations	$0.01	$0.04	$0.08	$0.19
Extraordinary item	0.84	—	0.85	—

Net income	$0.85	$0.04	$0.93	$0.19

Weighted average shares outstanding	44,354	43,603	44,100	43,302

Diluted
Income on continuing operations	$0.01	$0.04	$0.08	$0.19
Extraordinary item	0.82	—	0.83	—

Net income	$0.83	$0.04	$0.91	$0.19

Weighted average shares outstanding	45,136	44,428	44,873	44,306

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
Nine months Ended September 30, 2009
(Unaudited, In Thousands except Per Share Amounts)

					Accumulated
			Additional		Other
		Common	Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit	Loss	Equity
Balance, December 31, 2008	43,719	$437	$231,813	$(188,130)	$(18,030)	$26,090
Total comprehensive income		—	—	41,048	3,516	44,564
Dividends declared		—	(28,640)	—	—	(28,640)
Stock-based compensation		—	3,609	—	—	3,609
Tax benefit of convertible bond call options		—	1,085	—	—	1,085
Surrender of 259 shares to cover withholding taxes on stock-based compensation		—	(1,823)	—	—	(1,823)
Issuance of shares of common stock pursuant to stock plans, $.01 par	674	7	1,110	—	—	1,117

Balance, September 30, 2009	44,393	$444	$207,154	$(147,082)	$(14,514)	$46,002

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$41,048	$8,254
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	59,784	54,391
Gain on extraordinary item, net of taxes	(37,346)	—
Amortization of debt issuance costs and original issue discount	5,205	3,640
Stock-based compensation	3,416	5,618
Deferred income taxes	3,018	6,331
Provision for uncollectible accounts	3,632	3,616
Other non-cash expenses	1,242	1,115
Changes in operating assets and liabilities	(6,992)	(13,766)

Net cash provided by operating activities	73,007	69,199

Cash Flows from Investing Activities:
Investment in construction and capital expenditures	(37,258)	(107,900)
Change in unsettled construction and capital expenditures	(9,450)	7,933
Change in unsettled acquisition costs	(250)	—
Net change in short-term investments	—	790
Net change in restricted accounts	14,527	(54,835)
Other investing activities	150	(1,350)

Net cash used by investing activities	(32,281)	(155,362)

Cash Flows from Financing Activities:
Repayments of long-term debt	(30,185)	(2,676)
Proceeds from the issuance of long-term debt	24,500	125,000
Purchase of call options	—	(20,431)
Sale of common stock warrants	—	9,852
Debt issuance costs	—	(4,309)
Payment of cash dividend on common stock	(28,534)	(27,901)
Payment of withholding taxes on stock-based compensation	(1,823)	(3,321)
Proceeds from issuance of common stock	1,117	944

Net cash provided (used) by financing activities	(34,925)	77,158

Change in cash and cash equivalents	5,801	(9,005)
Cash and cash equivalents, beginning of period	1,326	35,208

Cash and cash equivalents, end of period	$7,127	$26,203

Supplemental Cash Flow Data:
Interest paid	$28,371	$23,897
Income taxes paid	$(669)	$417

Supplemental Non-cash Transactions:
Property acquired under capital leases	$890	$1,359
Dividend declared, but not paid	$9,555	$9,386
Asset retirement obligation	$291	$91
See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Alaska Communications Systems Group, Inc. and Subsidiaries (“we”, “our”, “us”, the “Company”, “ACS Group” or “ACS”), a Delaware corporation, provides wireline, wireless and other telecommunications and network services to consumer, business and enterprise customers in the State of Alaska and beyond using its statewide and interstate telecommunications network. The Company was formed in October of 1998 for the purpose of acquiring and operating telecommunications properties.
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
Basis of Presentation
          The consolidated financial statements and footnotes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). However, the Company believes the disclosures made are adequate to make the information presented not misleading.
          In the opinion of management, the financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.
Significant Changes in Accounting Practice, Reclassifications and Adjustments
          Certain reclassifications have been made to the 2008 and previously reported 2009 financial statements to conform to the current reporting format. The most significant reclassifications in the quarter are related to the Company’s discontinuance of regulatory accounting under Accounting Standards Codification (“ASC”) Topic 980 Regulated Operations (“ASC 980”). As a result of the approval of a petition submitted to the Federal Communications Commission (“FCC”) to be re-characterized from a “rate-of-return” carrier to a “price-cap” carrier, the Company ceased application of regulatory accounting effective July 1, 2009. See Note 3 — Discontinuance of Regulatory Accounting for a detailed description of these changes.
Restricted Cash
          In the nine months ended September 30, 2009, the Company released $8,578 from escrow representing funds held pending achievement by Tyco Telecommunications (“Tyco”) of milestones set forth in the Company’s agreement with Tyco for the construction of its Alaska Oregon Network (“AKORN®”) fiber optic cable system; settled an outstanding claim against the Crest Communications Corporation (“Crest”) selling shareholders and released $4,250 from escrow; released $1,003 upon the expiration of a contract liability with the State of Alaska; and released $723 from escrow to apply toward a capital project funded by the Crest selling shareholders.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)
          As of September 30, 2009, $4,790 remained in escrow for the indemnification of the Company in the event of breach by Crest of certain obligations, representations and warranties specified in the Company’s agreement to purchase Crest. The funds are expected to be released on April 30, 2010.
          The remaining balance of $1,200 is held in certificates of deposit as required under the terms of certain contracts to which the Company is a party. When the restrictions are lifted, the Company will transfer these funds back into its operating accounts.
Recently Adopted Accounting Pronouncements
          In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 107-1 and Accounting Principals Board (“APB”) 28-1 Interim Disclosures about Fair Value of Financial Instruments (ASC Topic 825 Subtopic 10) requiring companies to disclose the fair value of financial instruments in interim financial reports. The Company adopted the provisions of this FSP beginning with the quarter ending September 30, 2009. The disclosure required by this FSP is included in Note 4 — Fair Value Measurements.
          Also in April 2009, the FASB issued FSP 115-2 and 124-2 Recognition and Presentation of Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities (ASC Topic 320 Subtopic 10) requiring additional disclosure related to the impairment of certain debt and equity securities. The Company adopted the provisions of this FSP with the quarter ending September 30, 2009 however, no additional disclosure was necessary for the Company.
          In May 2009, the FASB issued FAS 165 Subsequent Events (ASC Topic 855) requiring companies to disclose the date to which subsequent events were examined for disclosure. The Company adopted this pronouncement during the quarter ended June 30, 2009.
          In June 2009, the FASB issued FAS 168 The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (ASC Topic 105), which replaces the current pronouncement system with the Accounting Standards Codification. The Company adopted this pronouncement beginning with the quarter ended June 30, 2009.
          On July 1, 2009, the Company applied the provisions of ASC Topic 980 Subtopic 20, Discontinuance of Rate-Regulated Accounting (“ASC 980-20”). See Note 3 — Discontinuance of Regulatory Accounting for a complete discussion.
Use of Estimates
          The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes, including estimates of probable losses and expenses. Actual results could differ materially from those estimates.
2. COMPONENTS OF COMPREHENSIVE INCOME
          The following table describes the components of comprehensive income, net of tax, for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$37,671	$1,845	$41,048	$8,254
Minimum pension liability adjustment	146	52	437	156
Interest rate swap marked to market	679	(238)	3,079	(572)
Auction rate securities temporary impairment	—	64	—	—

Total comprehensive income	$38,496	$1,723	$44,564	$7,838

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
3. DISCONTINUANCE OF REGULATORY ACCOUNTING
Event Requiring Discontinuance
          Historically, the Company’s incumbent local exchange carrier (“ILEC”) operations followed the accounting for regulated enterprises prescribed by ASC 980. This accounting recognizes the economic effects of rate-making actions of regulatory bodies in the financial statements of the Company’s ILEC operations.
          On April 17, 2009 the FCC granted the Company’s petition for waiver of certain rules to facilitate the conversion of the Company’s ILECs to “price-cap” regulation, under which ILECs may fix interstate rates at any level less than or equal to certain specified amounts. To establish pricing in accordance with these rules, the Company’s ILECs have withdrawn from certain tariffs and revenue pools administered by the National Exchange Carrier Association (“NECA”) and jointly filed with the FCC a new tariff effective as of July 1, 2009. These ILECs also continue to receive interstate common line support from the universal service fund at the disaggregated per line levels each received in 2008.
          The Company expects average traffic sensitive rates to decrease over time until they are less than or equal to the cap applicable to such rates. The Company’s local and intrastate rates continue to be subject to a form of “rate-of-return” regulation enforced by the Regulatory Commission of Alaska (“RCA”).
          Finally, the Company has experienced continuous and substantial change in the mix of customer and revenue base away from services generated by regulated rates. The Company does not expect this trend to reverse in favor of regulated revenues. Thus, as of July 1, 2009, management determined that it was no longer appropriate to continue to apply ASC 980.
Effect of Discontinuance
          Discontinuance of regulatory accounting required the Company to extinguish all of its previously established jurisdictional assets and liabilities. The Company’s jurisdictional assets accounted for the disparity between State and Federal depreciation rates. Extinguishing these assets did not affect the Company’s statement of operations as the blended rates used to calculate the assets were determined to approximate the estimated useful lives of the assets. The Company’s jurisdictional liability represented the regulatory equivalent of an asset retirement obligation (“ARO”), therefore management assessed its regulatory assets to determine the ARO required under ASC Topic 410 — Asset Retirement and Environmental Obligations (“ASC 410”) and recorded an ARO liability of $1,285. The impact of extinguishing the Company’s jurisdictional liability net of the ARO established in accordance with ASC 410, of $63,417 or $37,346 net of tax, was recorded as an extraordinary gain in the Company’s Statement of Operations. In evaluating the Company’s discontinuance of regulatory accounting, management also reviewed fixed asset lives and salvage values. Management determined that although the asset lives were still appropriate, changes in the industry and current technology indicated the historical salvage values in place were no longer appropriate and the original cost of these pools should be fully depreciated. This change has resulted in an increase in depreciation expense as depreciation recommenced for residual values in asset classes that had previously been fully depreciated. Additionally, management considered the issue of impairment to long-lived assets and determined that no such impairment existed.
          As a result of the discontinuance of regulatory accounting, the Company has also made certain reclassifications and adjustments to previously reported 2009 and 2008 financial statements to conform to current presentation. To effect these reclassifications and adjustments, the Company:
▪	eliminated $21,096 and $30,675 of intercompany revenue and expense previously not eliminated during the six months ended June 30, 2009 and the nine months ended September 30, 2008, respectively;

▪	reclassified $1,143 and $2,493 of bad debt expense from contra revenue to Selling, General & Administrative (“SG&A”) expense in the six months ended June 30, 2009 and the nine months ended September 30, 2008, respectively; and

▪	classified certain other operating expenses as cost of services and sales or SG&A expense, as appropriate.
          The reclassifications had no affect on the Company’s previously reported operating cash flow, income before taxes, or net income.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
4. FAIR VALUE MEASUREMENTS
          The Company has developed valuation techniques based upon observable and unobservable inputs to calculate the fair value of non-short-term monetary assets and liabilities. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:
•	Level 1- Quoted prices for identical instruments in active markets;

•	Level 2- Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and

•	Level 3- Significant inputs to the valuation model are unobservable.
          The fair values of cash and cash equivalents, net accounts receivable, and payable, other short-term monetary assets and liabilities and capital leases, approximate carrying values due to their nature. The fair value of the Company’s 2005 senior credit facility, convertible notes, and other long-term obligations of $508,534 at September 30, 2009, were estimated based on quoted market prices. The carrying values of these liabilities were $532,272 at September 30, 2009.
Fair Value Measurements on a Recurring Basis
          Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured, as well as their level within the fair value hierarchy.
          The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 at each hierarchical level:

Fair Value Measurement at Reporting Date Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	2009	Level 1	Level 2	Level 3
Assets:
Non-current investments in auction rate securities	$855	$—	$—	$855

Liabilities:
Interest rate swaps	$(18,687)	$—	$(18,687)	$—
          Non-current investments consist of Auction Rate Securities (“ARS”) that have maturity dates greater than one year from September 30, 2009. The investments in ARS are included in Level 3 as no active market or significant other observable inputs exist. The Company assigned a value to its ARS portfolio by reviewing the value assigned to similar securities by brokerages, relative yields and assessing credit risk. An assessment was also done in which management determined that the securities were other-than-temporarily impaired, and in 2008, a charge of $245 was taken to the statement of operations. The fair value of ARS held by the Company at September 30, 2009 decreased by $150 from the value at December 31, 2008 due to the redemption by an issuer, at face value, in the quarter ended September 30, 2009. The Company continues to experience redemptions thus no further impairment was considered necessary.
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
5. CONVERTIBLE DEBT BIFURCATION
          In May 2008, FASB required that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be accounted for by separating the liability and equity components of the instruments in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. This was required as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning January 1, 2009, and must be applied retrospectively to all periods presented. Early adoption was prohibited. The Company has retrospectively applied this to the $125,000, 5.75% Convertible Notes issued on April 8, 2008, bifurcating the notes into the liability portion and the equity portion attributable to the conversion feature of the notes. In doing so, the Company used the discounted cash flow approach to value the debt portion of the notes. The cash flow stream from the coupon interest payments and the final principal payment were discounted at 11% to arrive at the valuations. The Company used 11% as the appropriate discount rate after examining the interest rates for similar instruments issued in the same time frame for similar companies without the conversion feature.
          The effects on the Consolidated Balance Sheets as of December 31, 2008 are as follows:

	As originally	Retrospective	As retrospectively
	reported	adjustment	applied
Property, plant and equipment	$1,391,351	$1,600	$1,392,951
Debt issuance costs	$9,290	$(736)	$8,554
Non-current deferred income taxes	$114,831	$(9,351)	$105,480
Long-term obligations, net of current portion	$560,857	$(21,882)	$538,975
Additional paid in capital	$217,740	$14,073	$231,813
Accumulated deficit	$(187,452)	$(678)	$(188,130)
          The following table includes selected data regarding the convertible notes as of:

	September 30,	December 31,
	2009	2008
Net carrying amount of the equity component	$14,073	$14,073
Principal amount of the convertible notes	$125,000	$125,000
Unamortized debt discount	$18,617	$21,882
Amortization period remaining	41 months	50 months
Net carrying amount of the convertible notes	$106,383	$103,118
          The following table details the interest components of the convertible notes contained in the Company’s statement of Operations for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Coupon interest expense	$1,807	$1,808	$5,361	$3,451
Amortization of the debt discount	1,099	982	3,265	1,889

Total included in interest expense	$2,906	$2,790	$8,626	$5,340

6. CREST COMMUNICATIONS ACQUISITION
          Effective October 30, 2008, the Company closed its purchase of 100% of the outstanding stock of Crest Communications Corporation. The results of Crest’s operations have been included in the Company’s consolidated financial statements and further in the wireline segment in the business segment footnote, since that date. Certain purchase price adjustments are still under review and therefore the purchase price allocation is subject to refinement.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts
6. CREST COMMUNICATIONS ACQUISITION
          The aggregate purchase price was $64,960, net of $1,072 in cash acquired and inclusive of $4,169 cash consideration that was placed in an escrow account to be used for the settlement of any potential claims of misrepresentations, breach of warranties or covenants or for other indemnifications during the first eighteen months following the closing. During the second quarter of 2009, a $4,250 settlement was reached regarding claims made by the Company against the selling shareholders. The funds were appropriately excluded from the purchase price noted above. The funds had been placed in escrow until the issue was resolved and have now been released. The Company and Crest have made customary representations, warranties and covenants in the stock purchase agreement. The Company anticipates that all escrow issues will be resolved prior to the expiration of the escrow period.
          The Internal Revenue Service is currently in the process of auditing the tax returns of Crest for the years ended December 31, 2006 and 2007. The eventual outcome of the audit is unknown, however the Crest purchase agreement indemnifies the Company against any tax related claims.
7. STOCK INCENTIVE PLANS
          Total compensation cost for share-based payments was $3,416 and $5,618 for the nine months ended September 30, 2009 and 2008, respectively.
          There were 841 and 762 restricted stock grants, inclusive of Performance Share Units, and 775 and 500 stock-settled appreciation rights (“SSAR’s”) granted during the nine months ended September 30, 2009 and 2008, respectively. The following table describes the assumptions used for valuation of equity instruments awarded during the nine months ended September 30, 2009 and 2008, respectively:

	2009	2008
Restricted stock:
Risk free rate	0% - 0.25%	2.00% - 2.25%
Quarterly dividend	$0.215	$0.215

Stock Options:
Risk free rate	0.25%	2.00%
Dividend yield	9.27%	6.80%
Expected volatility factor	36.27%	32.62%
Expected option life (years)	3.2	3.3
8. EARNINGS PER SHARE
          Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. In the current period the Company considered the dilution of earnings per share both on earnings from continuing operations and on the extraordinary item. The Company includes dilutive stock options based on the “treasury stock method”. Potential common share equivalents, which consisted of options, restricted stock and SSARs granted to employees, and deferred shares granted to directors, resulted in dilutive earnings per share for the three months and nine months ended September 30, 2009. Excluded from the calculation were 1,060 options and SSARs and 562 options and SSARs which were out-of-the-money and therefore anti-dilutive at September 30, 2009 and September 30, 2008, respectively. Also excluded from the calculation were shares related to the Company’s convertible debt which were anti-dilutive for the three and nine month periods ended September 30, 2009 and 2008.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts
8. EARNINGS PER SHARE (Cont.)
          Earnings per share for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic earnings per share:
Income before extraordinary item	$325	$1,845	$3,702	$8,254
Extraordinary item, net of taxes	37,346	—	37,346	—

Net income applicable to common shares	$37,671	$1,845	$41,048	$8,254

Weighted average common shares outstanding	44,354	43,603	44,100	43,302

Basic earnings per share
From income before extraordinary item	$0.01	$0.04	$0.08	$0.19
From extraordinary item, net of taxes	0.84	—	0.85	—

Net income	$0.85	$0.04	$0.93	$0.19

Diluted earnings per share:

Dilutive shares
Weighted average shares outstanding:	44,354	43,603	44,100	43,302
Restricted stock, options and deferred shares	782	825	773	1,004

Weighted average diluted shares outstanding	45,136	44,428	44,873	44,306

Diluted earnings per share
From income before extraordinary item	$0.01	$0.04	$0.08	$0.19
From extraordinary item, net of taxes	0.82	—	0.83	—

Net Income	$0.83	$0.04	$0.91	$0.19

9. RETIREMENT PLANS
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
          The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan (“Plan”) on September 1, 1999. Accrued benefits under the Plan were determined in accordance with the provisions of the CenturyTel Plan and upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the CenturyTel Plan. On November 1, 2000, the Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPF. As a result of this amendment,

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts
9. RETIREMENT PLANS (Cont.)
prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company uses a December 31 measurement date for the Plan. The Company made $35 and zero contributions to the Plan in the first nine months of 2009 and 2008, respectively.
          The following table represents the net periodic pension expense for the ACS Retirement Plan for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest cost	$210	$202	$630	$607
Expected return on plan assets	(182)	(258)	(547)	(774)
Amortization of loss	195	37	587	111
Amortization of prior service cost	51	51	152	153

Net periodic pension expense	$274	$32	$822	$97

10. BUSINESS SEGMENTS
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
     With the discontinuance of regulatory accounting as of July 1, 2009, the Company recorded the elimination of its regulatory assets and liabilities resulting in an extraordinary gain in the current period. Additionally the Company retrospectively reclassified certain items in the financial statements to conform to the current presentation. See Note 3 — Discontinuance of Regulatory Accounting for a detailed description of these changes.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts
10. BUSINESS SEGMENTS (Cont.)
     The following tables illustrate selected financial data for each segment as of and for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009
	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$69,914	$37,516	$2,337	$(18,505)	$91,262
Intersegment revenue	15,544	624	2,337	—	18,505
Income (loss) before income tax	(1,832)	12,056	(9,511)	—	713
Income tax (expense) benefit	(26,210)	(4,890)	30,712	—	(388)
Income (loss) before extraordinary item	(28,042)	7,166	21,201	—	325
Extraordinary item, net of tax	37,442	(96)	—	—	37,346
Net income	9,400	7,070	21,201	—	37,671
Total assets	497,303	182,466	4,441	—	684,210
Capital expenditures	8,190	6,108	2,805	—	17,103

	Three Months Ended September 30, 2008
	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$67,786	$39,498	$5,551	$(21,550)	$91,285
Intersegment revenue	15,355	644	5,551	—	21,550
Income (loss) before income tax	552	11,826	(8,942)	—	3,436
Income tax (expense) benefit	1,048	(5,163)	2,524	—	(1,591)
Net income (loss)	1,600	6,663	(6,418)	—	1,845
Total assets	552,136	235,242	14,570	(48,145)	753,803
Capital expenditures	32,406	4,058	2,214	—	38,678

	Nine Months Ended September 2009
	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$198,908	$109,212	$8,938	$(53,619)	$263,439
Intersegment revenue	42,798	1,883	8,938	—	53,619
Income (loss) before income tax	(1,693)	36,875	(28,462)	—	6,720
Income tax (expense) benefit	(26,680)	(15,096)	38,758	—	(3,018)
Income (loss) before extraordinary item	(28,373)	21,779	10,296	—	3,702
Extraordinary item, net of tax	37,442	(96)	—	—	37,346
Net income	9,069	21,683	10,296	—	41,048
Total assets	497,303	182,466	4,441	—	684,210
Capital expenditures	23,214	8,366	6,859	—	38,439

	Nine Months Ended September 30, 2008
	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$197,789	$109,191	$14,437	$(57,150)	$264,267
Intersegment revenue	40,761	1,952	14,437	—	57,150
Income (loss) before income tax	4,715	32,533	(22,719)	—	14,529
Income tax (expense) benefit	1,053	(13,680)	6,352	—	(6,275)
Net income (loss)	5,768	18,853	(16,367)	—	8,254
Total assets	552,136	235,242	14,570	(48,145)	753,803
Capital expenditures	92,183	10,662	6,505	—	109,350

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts
11. COMMITMENTS AND CONTINGENCIES
          The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of approximately $250 at September 30, 2009 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
12. SUBSEQUENT EVENTS
          In January 2009, Nortel Networks (“Nortel”), a significant Company vendor, filed for bankruptcy. Nortel supplies many of the Company’s critical network elements and the Company’s redundant network operations control center (“NOCC”) located in the lower 48. In October 2009, Nortel notified the Company of its rejection, under applicable bankruptcy law, of its agreement with the Company to provide the NOCC. As a result, Nortel is relieved of its obligation to provide further NOCC services to the Company. The Company is currently providing redundant NOCC capabilities by leveraging its operations in Hillsboro, Oregon.
          In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 6, 2009, the date the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Analysts’ Reports
          This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):
•	our strongly competitive environment, which comprises national and local wireless and wireline facilities-based competitors;

•	our ability to manage, integrate, market, maintain and attract sufficient customers to our Northstar and AKORN® long-haul fiber facilities and our ability to develop attractive integrated products and services making use of the facility;

•	the continued availability of financing in the amounts, at the terms, and subject to the conditions necessary, to support our future business;

•	our ability to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders;

•	ongoing negotiations with our labor union, the International Brotherhood of Electrical Workers Local 1547 (“IBEW”) and the potential outcome of such negotiations;

•	rapid technological developments and changes in the telecommunications industries, including evolving standards that may not be compatible with our existing telecommunications systems;

•	changes in revenue resulting from regulatory actions affecting inter-carrier compensation;

•	regulatory limitations on our services, including our ability to set prices for our services;

•	other unanticipated damage to one or more of our high capacity cables resulting from construction or digging mishaps, fishing boats or natural disasters;

•	changes in revenue from Universal Service Funds (“USFs”);

•	changes in the demand for our products and services market growth rates;

•	changes in interest rates or other general national, regional or local economic conditions;

•	governmental and public policy changes;

•	unanticipated costs required to fund our postretirement benefit plans;

•	the success of any future acquisitions; and

•	the matters described under “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and this Quarterly Report on Form 10-Q.
          In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. Additional risks that we have not identified or that we currently deem immaterial or that are not currently known to us could also cause the forward-looking events discussed in this Form 10-Q or our other reports not to occur as described. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q.
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
Important Changes to Presentation
          On July 1, 2009, our incumbent local exchange carrier operations discontinued accounting for regulated enterprises as prescribed by ASC 980-20, and reassessed certain other related practices. As a result, we were required to:
•	recognize an “extraordinary item” as a result of the extinguishment of all our jurisdictional assets and liabilities net of the liability representing the Company’s asset retirement obligation in accordance with ASC 410;

•	eliminate all intercompany transactions;

•	reclassify bad debt expense, as a component of SG&A; and

•	make certain other reclassifications in the Consolidated Statement of Operations to separate operating expenses into cost of services and sales and SG&A.
          The discussion that follows in this “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”, unless otherwise specifically indicated takes these foregoing changes into account. For more information regarding these matters, please see Notes to Consolidated Financial Statements — Note 3 — Discontinuance of Regulatory Accounting.
Overview
          We provide leading integrated communications services in Alaska. Our wireline business comprises one of the most expansive end-to-end IP networks in Alaska, and we operate the largest local exchange carrier network in the state. We believe our wireless business comprises the most extensive, reliable wireless network in Alaska with third generation (“3G”) data transmission capabilities.
          The sections that follow provide information about important aspects of our operations and investments and include discussions of our results of operations, financial condition and sources and uses of cash. In addition, we have highlighted key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information we use in evaluating our own performance and allocating our resources. We also monitor the state of the economy in general. In doing so, we compare Alaskan economic activity with broader economic conditions. In general, we believe that the Alaskan telecommunications market, as well as general economic activity in Alaska, is affected by certain economic factors, which include:
•	activity in the oil and gas markets;

•	tourism levels;

•	military activity;

•	the cost of long-haul telecommunications bandwidth;

•	local customer preferences;

•	average usage of Internet technology;

•	unemployment levels; and

•	housing activity.
          We have observed variances in the factors affecting the Alaskan economy as compared to the U.S. as a whole. Some factors, particularly the price of oil and gas, may have the opposite effect on the Alaskan economy than the U.S. economy as a whole. In forecasting the local economic conditions that affect us, we take particular note of these factors.

Strategy
          Our results of operations, financial position and sources and uses of cash in the current and future periods continue to reflect our focus on the following strategic imperatives:
•	Emphasis on Top-Line Growth: We emphasize revenue growth as well as growth in net cash provided by operating activities. We devote more resources to higher growth markets such as wireless, including wireless data, wireline broadband connections, including our long-haul fiber investment connecting our network to the lower 48, as well as expanded strategic services to business markets rather than to the traditional wireline voice market.

•	Investment with Discipline: We focus on gaining market share in those markets that contain high revenue producing customers. In our wireline business, we focus on deploying and selling broadband connections in each market covered by our network. We have targeted investment in deploying high speed fiber conductivity in and between Alaska’s urban centers. During 2008, we invested heavily in interstate capacity through our purchase of Crest and construction of AKORN®. We have increasingly targeted enterprise customers. Revenues from these customers grew 31.5% and 45.5% in 2009 compared with the same three and nine months ended September 30, 2008, respectively. Sales of advanced IP services and increases in revenues from agreements with carriers to terminate their Alaskan long distance traffic, we believe, drove this increase.

•	Profitability Improvement: We seek to increase operating income and margins. In support of this goal, our capital spending continues to be directed toward growth markets. High speed evolution data optimized (“EVDO”) and cutting-edge 3G data services, deployment of our AKORN® fiber facility coupled with the complementary purchase of Crest, as well as expanded services to enterprise customers, including Metro Ethernet, are examples of initiatives designed to tap high growth markets.

•	Process Improvement: While focusing resources on revenue growth and market share gains, we continually challenge our management team and employees at all levels to lower expenses and improve the customer experience through process improvements. We expect to invest in technology-assisted process improvement, including self-service initiatives. We expect efforts such as call center routing improvements, self-pay kiosk deployment and customer service tools, to improve our cost structure and maintain or improve operating income margins. As a result of past successes, we have been able to serve more customers while maintaining our workforce at or below prior levels.

•	Pay for Performance: We embrace a culture of urgency and accountability. We establish goals for all of our employees that are tied to the imperatives described above. We seek to provide our non-represented employees cash incentives and equity compensation that are tied to these goals. We carefully design executive compensation programs to align executives’ and shareholders’ long-term interests.

RESULTS OF OPERATIONS
          All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
          The following table summarizes results of operations for the three months ended September 30, 2009 and 2008:

	Three Months ended September 30,
	2009	2008	Change	% Change
Operating revenues:
Wireline
Retail	$21,890	$22,197	$(307)	-1.4%
Wholesale	2,836	3,452	(616)	-17.8%
Access	18,426	18,251	175	1.0%
Enterprise	11,218	8,531	2,687	31.5%

Wireline	54,370	52,431	1,939	3.7%
Wireless	36,892	38,854	(1,962)	-5.0%

Total operating revenues	91,262	91,285	(23)	0.0%

Operating expenses:
Wireline
Cost of services and sales	21,031	18,550	2,481	13.4%
Selling, general and administrative	15,890	19,485	(3,595)	-18.5%
Wireless
Cost of services and sales	14,287	16,498	(2,211)	-13.4%
Selling, general and administrative	6,005	5,917	88	1.5%
Depreciation and amortization	23,724	18,790	4,934	26.3%

Total operating expenses	80,937	79,240	1,697	2.1%

Operating income	10,325	12,045	(1,720)	-14.3%
Operating margin	11.3%	13.2%

Other income and expense:
Interest expense	(9,642)	(8,886)	(756)	8.5%
Interest income	30	532	(502)	-94.4%
Other	—	(255)	255	-100.0%

Total other income and expense	(9,612)	(8,609)	(1,003)	11.7%

Income before income tax expense	713	3,436	(2,723)	-79.2%

Income tax expense	(388)	(1,591)	1,203	-75.6%

Income before extraordinary item	325	1,845	(1,520)	-82.4%

Extraordinary item, net of taxes	37,346	—	37,346	N/A

Net income	$37,671	$1,845	$35,826	1941.8%

Revenue Sources by Segment
          We have two reportable business segments, wireline and wireless, which conduct the following principal activities:
•	Wireline: We provide communications services including voice, data, broadband, multi-protocol label switching services, network access, long distance and other services to consumers, carriers, businesses and government customers throughout Alaska and to and from Alaska.

•	Wireless: We provide wireless voice and data services, products, other value-added services and equipment sales across Alaska.
Operating Revenue
     Wireline
          Retail: Declines in retail switched access lines in service in 2009 were concentrated in the residential market, which we believe was impacted by wireless substitution. Retail revenue decreased in the three months ended September 30, 2009 over September 30, 2008 primarily due to a $0.4 million decline in local exchange revenue associated with residential line losses, a $0.4 million decline in long distance sales and a $0.2 million decline in customer premise equipment (“CPE”) sales to businesses. These losses were offset, in part, by a $0.7 million release of company liabilities for deposits made by commercial developers and a $0.2 million increase in revenue from our existing Internet Service Provider (“ISP”) subscriber base.
          Wholesale: Wholesale revenues decreased due to continued decline in leases of our unbundled network elements (“UNEs”). We believe this decline is primarily attributable to the ongoing migration of lines by our key competitor to its propriety cable telephony plant. We expect that wholesale revenue will continue to decline.
          Access: Access revenue declines from lower lines in service and traffic sensitive activity levels were offset by $2.5 million of out-of-period settlements in the current period compared to $1.4 million in the prior year quarter . We expect that access revenues will continue to decline over time.
          Enterprise: Enterprise revenue increased in the third quarter of 2009 primarily due to an increase in carrier customer data volume. We experienced an increase of $2.5 million in data sales to other carriers, inclusive of a decline in revenue of $0.4 million resulting from the expiration of a non-cash capacity exchange agreement with another carrier midway through the quarter. Additionally, we experienced a $0.6 million increase in data sales to government and commercial customers. These increases were offset, in part, by a $0.6 million decline in wholesale carrier voice revenue.
     Wireless
          Wireless revenue declined in the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008. Although we saw increases of $1.9 million in Competitive Eligible Telecommunications Carrier (“CETC”) revenue, these increases were offset by a $1.5 million decline in handset and accessory sales; a $0.7 million decrease in roaming revenue; and a $0.7 million decrease in recurring service plan revenue.
Operating Expense
     Wireline: Wireline operating expenses, which include local telephone, Internet, interexchange and cable systems operating costs, decreased $1.1 million for the quarter ended September 30, 2009 over September 30, 2008.
          Cost of Services and Sales — Wireline cost of services and sales increased $2.5 million this quarter over the prior year quarter ended September 30, due to a $0.7 million increase in service contracts, $0.5 million increase in labor and $0.4 million increase in land and building charges which were all primarily related to our new cable operations. We also experienced an increase of $0.3 million in CPE sales expense, $0.3 million increase in ISP access and leased circuit expenses and a $0.2 million increase in LD interstate COGS.
          Selling, General and Administrative — Wireline SG&A expenses decreased $3.6 million, this quarter over the prior year quarter ended September 30, due to $2.9 million in labor expenses and a $0.8 million shift in advertising expenses from our wireline to wireless business segment.

     Wireless:
          Cost of Services and Sales — Wireless cost of services and sales decreased this quarter over the prior year quarter ended September 30, due to a $1.3 million reduction in handset, accessory and data content expenses and a $0.8 million decrease in network costs.
          Selling, General and Administrative — SG&A expenses remained flat this quarter over the prior year quarter ended September 30, with an increase of $0.7 million in advertising expense offset by lower labor expense.
     Depreciation and Amortization: Depreciation and amortization expense increased $4.9 million in the three months ended September 30, 2009 from the same period in the prior year primarily due to the change in maximum reserve levels on our regulated subsidiary assets. Under regulatory accounting, a salvage percentage was ascribed to certain asset classes. For example, only 95% of the original cost of digital switches could be depreciated under regulatory accounting as it was presumed that 5% of the original cost of the asset could be recovered upon eventual sale. In connection with our discontinuance of regulatory accounting in accordance with ASC 980-20, we reassessed these values and determined that with recent technology changes the residual values previously set by the regulators were no longer appropriate and that the original cost of many asset pools should be fully depreciated. This change in estimate has resulted in an increase in expense as depreciation recommences for residual values in asset classes that had previously been fully depreciated under regulatory rules. We expect the majority of these assets to be fully depreciated by December 31, 2010.
     Other Income and Expense: Other income and expense for the three month ended September 30, 2009 is a net expense of $9.6 million. The net increase of $1.0 million in expense over the same period in the prior year is due to reductions of capitalized interest on fixed assets in the course of construction following the commercial launch of AKORN® in April 2009 and reduced interest income due to a reduced amount of excess investible cash.
     Income Taxes: Income taxes are currently being calculated using our estimated effective tax rate for the third quarter of 2009 of 54.5%. At September 30, 2009 we had tax net operating loss (“NOL”) carry forwards of approximately $158.6 million. Income tax expense will not involve a significant cash outflow until these NOLs are exhausted.
     Extraordinary Item: Discontinuance of regulatory accounting required us to extinguish all of our previously established jurisdictional assets and liabilities. As the Company’s jurisdictional liability represented the regulatory equivalent of an asset retirement obligation, we also assessed our regulatory assets to determine the ARO required under ASC.410. The impact of extinguishing the Company’s jurisdictional liability, net of the portion of the liability representing the Company’s ARO for regulated assets required by ASC 410, was recorded as an extraordinary item, net of taxes.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
          The following table summarizes results of operations for the nine months ended September 30, 2009 and 2008:

	Nine Months ended September 30,
	2009	2008	Change	% Change
Operating revenues:
Wireline
Retail	$64,401	$67,138	$(2,737)	-4.1%
Wholesale	8,795	11,160	(2,365)	-21.2%
Access	49,396	55,701	(6,305)	-11.3%
Enterprise	33,518	23,029	10,489	45.5%

Wireline	156,110	157,028	(918)	-0.6%
Wireless	107,329	107,239	90	0.1%

Total operating revenues	263,439	264,267	(828)	-0.3%

Operating expenses:
Wireline:
Cost of services and sales	61,913	53,834	8,079	15.0%
Selling, general and administrative	48,797	54,793	(5,996)	-10.9%
Wireless:
Cost of services and sales	39,973	44,911	(4,938)	-11.0%
Selling, general and administrative	18,049	17,837	212	1.2%
Depreciation and amortization	59,784	54,391	5,393	9.9%

Total operating expenses	228,516	225,766	2,750	1.2%

Operating income	34,923	38,501	(3,578)	-9.3%
Operating margin	13.3%	14.6%

Other income and expense:
Interest expense	(28,284)	(25,258)	(3,026)	12.0%
Interest income	81	1,541	(1,460)	-94.7%
Other	—	(255)	255	-100.0%

Total other income and expense	(28,203)	(23,972)	(4,231)	17.6%

Income before income tax expense	6,720	14,529	(7,809)	-53.7%

Income tax expense	(3,018)	(6,275)	3,257	-51.9%

Income before extraordinary item	3,702	8,254	(4,552)	-55.1%

Extraordinary item, net of taxes	37,346	—	37,346	N/A

Net income	$41,048	$8,254	$32,794	397.3%

Operating Revenues
     Wireline
          Retail: Declines in retail switched access lines in service in 2009 were concentrated in the residential market which we believe is impacted by wireless substitution. Retail revenue decreased in the nine months ended September 30, 2009 over September 30, 2008 primarily due to $1.8 million declines in local exchange revenue associated with residential line losses, a $1.0 million decline in long distance sales and $0.8 million lower CPE sales to businesses. These losses were offset, in part, by a $0.9 million increase in revenue from our existing ISP subscriber base and a $0.7 million release of company liabilities for deposits made by commercial developers.
          Wholesale: Wholesale revenues decreased due to declines in unbundled network leases and wholesale local revenue for the reasons described in the quarterly period comparison. We believe this decrease is primarily attributable to the ongoing migration of lines by our key competitor to its proprietary cable telephony plant. We expect that wholesale revenue will continue to decline.
          Access: Access revenue declines of $6.3 million are inclusive of lower out-of-period settlements of with $4.9 million in the current period versus $5.6 million in the prior year. Declines were also driven by lower levels of eligible cost recovery; lines in service; and traffic sensitive activity levels. We expect that access revenues will continue to decline over time.
          Enterprise: Enterprise revenue increased in the first nine months of 2009 primarily due to an $8.3 million increase in data sales to other carriers and a $2.2 million increase in data sales to government and commercial customers.
     Wireless
          In the nine months ended September 30, 2009, wireless revenue remained in line with the period ended September 30, 2008. We experienced an increase of $4.8 million in CETC revenue offset by a $1.9 million decline in handset and accessory sales, a $1.3 million decrease in roaming revenue; and a $0.7 million decrease in recurring service plan revenue.
Operating Expense
     Wireline: Wireline operating expenses, which include local telephone, Internet, interexchange and cable systems operating costs increased by $2.1 million for the nine months ended September 30, 2009 over September 30, 2008.
          Cost of Services and Sales — Wireline cost of services and sales increased $8.1 million year over year due to a $3.8 million increase in labor, $1.8 million increase in service contracts and $1.5 million increase in land and building charges which were all primarily related to our new cable operations. We also experienced an increase of $1.1 million in ISP access and leased circuit expenses.
          Selling, General and Administrative Costs — Wireline SG&A expenses decreased $6.0 million, year over year, due to $3.3 million in labor expenses and a $1.1 million shift in advertising expenses from our wireline to wireless business segment. Additionally, the loss on the disposal of certain property was $0.8 million higher in the prior year.
     Wireless:
          Cost of Services and Sales — Wireless costs of services and sales decreased by $4.9 million primarily driven by reductions in handset, accessory and data content expense.
          Selling, General and Administrative — SG&A expenses increased due to $1.2 million in advertising expense offset by a $0.7 million decrease in labor expenses and a $0.3 million decline in commissions.
     Depreciation and Amortization: Depreciation and amortization expense increased primarily due to the change in maximum reserve levels on our regulated subsidiary assets as described in the quarterly period comparison. This change in estimate has resulted in an increase in expense as depreciation recommences for residual values in asset classes that had previously been fully depreciated under regulatory rules.

     Other Income and Expense: Other income and expense for the nine months ended September 30, 2009 is a net expense of $28.2 million. The net increase of $4.2 million from the prior year is due to reductions of capitalized interest on fixed assets in the course of construction following the commercial launch of AKORN® in April 2009, and higher interest expense on the $125.0 million, 5.75% Convertible Notes issued April 8, 2008; offset by a decline in interest income due to a reduced amount of excess investible cash. Affecting interest expense on the $125.0 million, 5.75% Convertible Notes was the adoption of FASB FSP 14-1, Accounting for Convertible Debt that may be Settled in Cash Upon Conversion (ASC Topic 470-20, Debt with Conversion and Other Options) on January 1, 2009. This required us to separate the debt into the portion of the debt that is related to the conversion feature and the portion related to the debt feature. The portion of the debt related to the conversion feature is considered equity and the principal amount of the debt is discounted by the equity portion. The discount is amortized over the life of the debt as additional interest expense. For the nine months ended September 30, 2009 and September 30, 2008 this resulted in an additional $3.3 million and $1.9 million of non-cash interest expense, respectively.
     Income Taxes: Income taxes are currently being calculated using our estimated effective tax rate for the nine months ended September 30, 2009 of 44.9%. At September 30, 2009 we had tax NOL carry forwards of approximately $158.6 million. Income tax expense will not involve a substantial cash outflow until these NOLs are utilized.
     Extraordinary Item: Discontinuance of regulatory accounting required us to write off all of our previously held jurisdictional assets and liabilities. As the Company’s jurisdictional liability represented the regulatory equivalent of an asset retirement obligation we also assessed our regulatory assets to determine the ARO required under ASC 410. The impact of extinguishing the Company’s jurisdictional liability, net of the portion of the liability representing the Company’s ARO for regulated assets required by ASC 410, was recorded as an extraordinary item, net of taxes.
Liquidity and Capital Resources
     Our major sources and uses of funds for the nine months ended September 30, 2009 and 2008 are as follows:

	Nine months ended
	September 30,
	2009	2008
Net cash provided by operating activities	$73,007	$69,199
Net change in funds held in restricted accounts	$14,527	$(54,835)
Capital expenditures	$(37,258)	$(107,900)
Net settlement of capital expenditures payable	$(9,450)	$7,933
Net borrowings/(repayments)	$(5,685)	$107,436
Dividends	$(28,534)	$(27,901)
     Sources
          We have satisfied our cash requirements in the first nine months of 2009 for operations, capital expenditures and debt service primarily through internally generated funds. For the nine months ended September 30, 2009, our net cash flows provided by operating activities were $73.0 million. At September 30, 2009, we had approximately $10.7 million in net working capital. Included in current assets were approximately $7.1 million in cash and cash equivalents and $6.0 million in restricted cash. In the first nine months of 2009, $14.6 million cash that had previously been recorded as restricted cash was released with $4.3 million flowing to us in settlement of an outstanding claim with the Crest selling shareholders, $0.7 million was released from escrow to apply toward a capital project funded by the Crest selling shareholders; $1.0 million was released following the expiration of a contract liability with the State of Alaska; and $8.6 million paid to Tyco for completion of the AKORN® project. As of September 30, 2009, we had full access to our $45.0 million revolving credit facility.
          Our 2005 Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and payment of dividends. Our 2005 Senior Credit Facility also requires that we achieve certain financial ratios quarterly, and we are currently operating comfortably within these financial ratios. We have entered into a series of interest swap agreements that have effectively hedged our risk from changes in the London Inter-Bank Offered Rate (“LIBOR”) on our entire term loan.

          On April 8, 2008, we sold $125.0 million aggregate principal amount of 5.75% Convertible Notes due March 1, 2013. These notes are unsecured obligations, subordinate to our obligations under the 2005 Senior Credit Facility, will pay interest semi-annually and will be convertible upon satisfaction of certain conditions.
     Uses
          Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been, and continue to be, significant. Cash outflows for capital expenditures for the nine months ended September 30, 2009 were $46.7 million, inclusive of $9.4 million in net settlements of capital expenditure payables. New capital acquisition for 2009 totaled $37.3 million of which $10.3 million was expended on the build-out of our AKORN® facility. We intend to fund future capital expenditures with cash on hand and net cash generated from operations.
          Since October 28, 2004, we have paid quarterly dividends on our common stock. Based on current shares outstanding at October 23, 2009 of approximately 44.4 million shares and our current annual dividend policy of $0.86 per share, maintenance of our current dividend policy would result in $38.2 million cash being paid to common stockholders over the next four quarters. Dividends on our common stock are not cumulative.
          We believe that we will have sufficient cash on hand, cash provided by operations and available borrowing capacity under our revolving credit facility to service our debt, pay our quarterly dividends, and fund our operations, capital expenditures and other obligations over the next twelve months. Our ability to meet such obligations will be dependent upon our future financial performance, which is, in turn, subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond our control. See “Item 1A-Risk Factors” in our Annual Report on Form 10-K for further information regarding these risks.
Legal
          We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business, and have recorded litigation reserves of $0.3 million against certain claims and legal actions as of September 30, 2009. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress.
Employees
          As of September 30, 2009, we employed 906 regular full-time employees, 11 regular part-time employees and five full-time temporary employees. Of these employees, approximately 75% are represented by the IBEW. On August 20, 2009, we announced that we had entered into a new, tentative three-year agreement with the IBEW, which represents all of our unionized employees. On October 16, 2009, our employees represented by the IBEW voted against ratifying the tentative agreement. Our existing collective bargaining agreement with the IBEW expires on December 31, 2009.
Recent Developments
          None
Critical Accounting Policies and Accounting Estimates
          We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional discussion on the application of these and other significant accounting policies, see Note 1 — Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. These policies and estimates are considered critical because they had a material impact, or have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates.
          As of July 1, 2009, we discontinued using the accounting principles prescribed by ASC 980. Historically, consistent with the application of ASC 980 and industry practice, intercompany revenues between our regulated local telephone companies and all other subsidiaries were not eliminated upon consolidation. With the discontinuance of regulatory accounting we now eliminate intercompany revenue between our regulated local telephone and all other subsidiaries. We have also revised the statement of operations to distinguish our cost of services and sales from our SG&A expenses. Previously, bad debt expense related to our regulated entities was accounted for as a reduction of revenue. As of the date of these statements bad debt expense is now considered an SG&A expense and has been classified in our income statement as such.
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, materials and supplies, long-lived assets, goodwill and intangible assets, income taxes and network access revenue reserves. Actual results may differ from those estimates as the collection of those balances is not reasonably assured.
Recently Issued Accounting Pronouncements
          In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition — Multiple-Deliverable Revenue Arrangements a Consensus of the FASB Emerging Issues Task Force. The update was issued to clarify the revenue recognition measurement aspects of arrangements that include multiple deliverables (for example a computer and an operating system). This update is effective for fiscal years beginning on or after June 15, 2010. We are currently reviewing the update and the potential impact of its adoption on our financial statements.
          In October 2009, the FASB issued ASU No. 2009-14, Software — Certain Revenues Arrangements That Include Software Elements. The update was issued to clarify the accounting for revenue arrangements that contain tangible products and software and how to segregate the revenue elements if the software is “more than incidental” to the product as a whole. This update is effective for fiscal years beginning on or after June 15, 2010. We are currently reviewing the update and the potential impact of its adoption on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of September 30, 2009, we had outstanding debt under our 2005 Senior Credit Facility. This on-balance sheet financial instrument, to the extent it provides for variable rates of interest, exposes us to interest rate risk with the primary interest rate risk exposure resulting from changes in LIBOR, or the prime rate, which are used to determine the interest rates that are applicable to borrowings under our 2005 Senior Credit Facility. In order to manage this risk, we have entered into a series of floating-to-fixed interest rate swap agreements that effectively fix LIBOR on the entire outstanding balance on the 2005 Senior Credit Facility. The terms of these swap agreements range from December 2009 through December 2011. On April 8, 2008, we sold $125.0 million aggregate principal amount of our 5.75% Convertible Notes due 2013 in a private placement. The notes pay interest at a fixed rate and are subordinated to our obligations under our 2005 Senior Credit Facility as well as certain hedging agreements and other secured debt available under the credit facility.

ITEM 4.	CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

          As of the end of the period covered by this Quarterly Report on Form 10-Q, we made certain changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) discussed below that have materially affected or were reasonably likely to materially affect, our internal control over financial reporting.
          Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.
          The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     Changes in Internal Controls over Financial Reporting
          During the quarter covered by the report, we have augmented our internal controls over financial reporting to assure accurate prospective application of certain accounting principles adopted as of July 1, 2009, including ASC 410. Further, within our enterprise line of business, we recognized that the nature of our enterprise transactions, including the pricing and billing of such transactions; were highly customized by individual customer, and proper review of such transactions relied heavily on manual attention from personnel. To address this need for additional resources, we dedicated additional personnel to review our larger enterprise transactions as well as seek out means to fully automate these processes, if practicable. We believe these changes have improved the overall internal controls over financial reporting.
PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
          We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
          There have been no material changes to our risk factors as previously disclosed in “Item 1A - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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
          We held our Annual Meeting of Stockholders on June 12, 2009. Our annual meeting was adjourned without taking any action on proposals 1-5. The reconvened annual meeting was held on July 10, 2009, and a total of 41,525,347 shares were present in person or by proxy at the reconvened annual meeting. The following matters were considered:
          All board nominees were elected as directors with the following vote:

Nominee	For	Withheld
Liane Pelletier	40,737,134	788,213
Brian Rogers	31,770,168	9,755,179
John M. Egan	31,769,111	9,756,236
Gary R. Donahee	31,788,959	9,736,388
Edward J. Hayes, Jr.	40,874,252	651,095
Annette Jacobs	41,040,409	484,938
David Southwell	41,034,343	491,004
Peter D. Ley	40,997,112	528,235
          An amendment to our 1999 Stock Incentive Plan was approved extending the term of the plan to December 31, 2012, allocating an additional 3,500,000 shares to the plan, among other changes with the following vote:

For	Against	Abstain	Broker non-votes
16,148,148	13,788,151	97,021	11,492,027
          An amendment to our 1999 Employee Stock Purchase Plan was approved to extend the term of the plan to December 31, 2012 and reduce the shares allocated under the plan by 500,000 with the following vote:

For	Against	Abstain	Broker non-votes
30,129,234	948,285	77,162	10,370,666
          An amendment to our 1999 Non-Employee Directors Stock Compensation Plan was approved extending the term of the plan to December 31, 2012 and increasing the shares allocated under the plan by 150,000 with the following vote:

For	Against	Abstain	Broker non-votes
16,548,792	13,457,922	112,805	11,405,828
KPMG, LLP was ratified as the company’s independent auditors for the year ending December 31, 2009 with the following vote:

For	Against	Abstain
41,251,819	243,546	29,982

ITEM 5.	OTHER INFORMATION.
          None.

ITEM 6.	EXHIBITS
(a) Exhibits:
31.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David Wilson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David Wilson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2009	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
/s/ Liane Pelletier
Liane Pelletier
Chief Executive Officer, Chairman of the Board and President

/s/ David Wilson
David Wilson
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)