Form 10-K/A
period 2008-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2009-11-18
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2
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
     Alaska Communications Systems Group, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to its Amended Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 9, 2009. (the “Original Filing”) and amended on June 10, 2009 (“Amendment No.1”).
     The purpose of this Amendment No. 2 is solely to include the certifications required to be included in Amendment No. 1 pursuant to Rule 13a-14(a) and Rule 15d-14(a) and furnish the certifications required to accompany Amendment No. 1 pursuant to Rule 13a-14(b) and Rule 15d-14(b), each as promulgated under the Securities Exchange Act of 1934, as amended.
     Other than foregoing, no attempt has been made in this Amendment No. 2 to amend or update other disclosures presented in the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing date of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly this Amendment No. 2 should be read in conjunction with Company’s filings with the SEC subsequent to the filing of the Original Filing.

2

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Amendment No. 2
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Page
PART II

Item 8. Financial Statements and Supplementary Data	4

Signatures	5

Index to Consolidated Financial Statements	F-1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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
Date: November 18, 2009 Alaska Communications Systems Group, Inc.

By:	/s/ Liane Pelletier
Liane Pelletier
Chief Executive Officer, Chairman of the Board and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Liane Pelletier Liane Pelletier	Chief Executive Officer, Chairman of the Board and President (Principal Executive Officer)	November 18 , 2009

/s/ David Wilson David Wilson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 18, 2009

/s/ Annette M. Jacobs Annette M. Jacobs	Director	November 18, 2009

/s/ Brian Rogers Brian Rogers	Director	November 18, 2009

/s/ David A. Southwell David A. Southwell	Director	November 18, 2009

/s/ John M. Egan John M. Egan	Director	November 18, 2009

/s/ Peter Ley Peter Ley	Director	November 18, 2009

/s/ Gary R. Donahee Gary R. Donahee	Director	November 18, 2009

/s/ Edward J. Hayes, Jr. Edward J. Hayes, Jr.	Director	November 18, 2009

5

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