Form 10-K
period 2009-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2010-03-09
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes ☐             No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes ☑             No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)                Yes ☐         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐            No ☑
     The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on June 30, 2009 was approximately $318 million computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended; nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
     As of February 19, 2010 there were outstanding 44,490,962 shares of Common Stock, $.01 par value, of the registrant.
Documents Incorporated by Reference
Information required by Part III (Items 9, 10, 11, 12 and 13) is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2009.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

Item 1.	Business
Forward Looking Statements and Analysts’ Reports
               This Form 10-K and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “us”, the “Company” and “ACS Group”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-K under “Item 1A—Risk Factors” and “Item 6—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):
•	our strongly competitive environment, which comprises national and local wireless and wireline facilities-based competitors;

•	our substantial debt which requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt;

•	the availability of future financing in the amounts, at the terms, and subject to the conditions necessary, to support our business and pursue growth opportunities;

•	our ability to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders;

•	our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including our ability to obtain new devices, spectrum, bandwidth, and other network elements;

•	our ability to develop attractive integrated products and services making use of our substantial investments in fiber optic cable facilities, including our AKORN® and Northstar fiber optic cables that connect Alaska to the Lower 48 states;

•	unanticipated damage to one or more of our high capacity cables resulting from construction or digging mishaps, fishing boats or natural disasters;

•	changes in revenue from Universal Service Funds (“USFs”);

•	changes in general industry and market conditions, and structural declines within the telecommunications industry;

•	changes overall national, regional or local economic conditions;

•	governmental and public policy changes, including changes in our revenues resulting from regulatory actions affecting inter-carrier compensation or other regulatory limitations placed on our ability to price our services or offer bundled services;

•	unanticipated costs required to fund our postretirement benefit plans;

•	the success or failure of any future acquisitions; and

•	the matters described under “Item 1A—Risk Factors.”
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
About ACS
               We provide leading integrated communications services in Alaska. Our wireline and wireless communications networks extend throughout Alaska and connect to the Lower 48 states via our two diverse undersea fiber optic cable systems.
               Our wireline business comprises one of the most expansive networks in Alaska. Our wireless business includes a statewide third generation (“3G”) wireless network. Both segments rely on our highly skilled workforce of approximately 900 employees.
               ACS was incorporated in 1998 under the laws of the State of Delaware. We began doing business as ACS in May 1999 following our acquisition of the Anchorage Telephone Utility and CenturyTel’s Alaska assets.
               Our principal executive offices are located at 600 Telephone Avenue, Anchorage, Alaska 99503. Our telephone number is (907) 297-3000.
Business Segments
               We have two reportable business segments, wireline and wireless, which conduct the following principal activities:
•	Wireline: We provide communications services including voice, data, broadband, multi-protocol label switching (“MPLS”) services, network access, long distance and other services to consumers, carriers, businesses and enterprises and government customers throughout Alaska and to and from Alaska.
•	Wireless: We provide wireless voice and data service and products and other value-added services and equipment sales across Alaska.
               For a detailed review of our financial performance and results of operations by business segment, see Part II—Item 6—“Management’s Discussion and Analysis of Financial Condition and Results of Operations”— and Note 17—“Business Segments of our Consolidated Financial Statements,” each of which are incorporated herein by reference.
Wireline
               We provide a broad array of wireline communications services to our residential, business, carrier and enterprise customers in Alaska. Our wireline segment comprises four lines of business: Retail, Wholesale, Access, and Enterprise.
     Retail
               Our retail services include voice, broadband data, network access, long distance and other communications products and services. Our retail line of business provides communications and information services to residential customers and businesses. These services include broadband and other Internet service provider services.
     Wholesale
               We offer other telecommunications carriers voice and data services, such as private line, frame relay and ATM services, as well as MPLS services. Our wholesale line of business also serves competitive local exchange carriers by offering, for resale, our local exchange network, including unbundled network elements.
     Access
               Our access line of business provides voice and data termination services through our local telephone facilities. Our network access customers include long distance and other competing carriers that use our local exchange facilities to provide voice telephone service to their customers.
Enterprise
               Our enterprise line of business integrates the very best of our voice, data and Internet communications services and targets these combined services to medium and large business customers, multi-national corporations, municipal, state and federal governments, and other telecommunications carriers. Our enterprise line of business relies heavily on our ability to provide redundant high bandwidth data connections throughout Alaska and to the Lower 48 and beyond. We seek to provide these customers comprehensive, value-added services that make communications more secure, reliable and efficient.
     Wireline Network and Technology
               We serve approximately 186,000 access lines in Alaska. We continue to upgrade our network in order to provide more customers with broadband capabilities. Our fiber network, which is extensive within Alaska’s urban areas and connects the primary areas of Anchorage, Fairbanks and Juneau with each other and the Lower 48, offers us the opportunity to provide our customers with improved network reliability and speed for voice and data applications. We provide voice, data, and Internet service to all of the major population centers in Alaska. Our high-speed data network relies on advanced packet-based MPLS technology. We own and operate the most expansive IP networks in Alaska using MPLS technology. Our MPLS network provides the framework for our “Metro Ethernet” service, which we market to medium and large businesses and government customers. Metro Ethernet offers our customers scalable, high-speed data and customized information technology products and services, as well as Internet connectivity.
               We also own and operate extensive high-speed fiber optic cable systems throughout Alaska and undersea fiber optic cables that connect Alaska with the Lower 48. Northstar, one of our undersea fiber optic systems, comprises approximately 1,900 miles with cable landing facilities in Whittier, Juneau, and Valdez, Alaska, and Nedonna Beach, Oregon.
               Our network in Oregon and Washington includes terrestrial transport components linking Nedonna Beach, Oregon to a Network Operations Control Center in Hillsboro, Oregon and collocation facilities in Portland, Oregon and Seattle, Washington. In addition, AKORN®, our new state-of-the-art undersea fiber optic cable system connects our Alaskan network from Homer, Alaska to our facilities in Florence, Oregon along a diverse path within Alaska and the Pacific Northwest and undersea in the Pacific Ocean. Together, these fiber optic cables provide virtually limitless bandwidth as well as collapsible ring protection designed to serve our most demanding customers’ critical communications requirements. Through our landing stations in Oregon and Alaska, we also provide an at-the-ready landing point for other large fiber optic cables, and their operators, connecting the U.S. to networks in Asia and other parts of the world.
     Competition
               We face strong competition in our wireline business segment. Factors contributing to the industry’s increasingly competitive market include regulatory changes, product substitution, technological advances, excess network capacity and the entrance of new competitors. In this environment, competition is based on price and pricing plans, the types of services offered, the combination of services into bundled offerings, customer service, the quality and reliability of services provided, and the development of new products and services. Current and potential competitors in telecommunication services include cable companies, wireless service providers, long distance companies, other local telephone companies, foreign telecommunications providers, electric utilities, Internet service providers, Internet information providers and other companies that offer network services. Many of these companies have a strong market presence, including a national and international presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth. For more information associated with the risks of our competitive environment, see “Item 1A—Risk Factors.”
Wireless
               Our wireless segment provides facilities-based voice and data services statewide. We believe that increasing the value, features and functionality of our wireless service will help us to retain our existing customers, attract new customers and increase customer usage. Through this approach, we seek to drive revenue growth in our wireless segment.
     Products and Services
               We design and market service packages around key customer groups, from the young adult market to enterprise business accounts. We tailor our wireless services, which include both voice and data offerings, and postpaid and prepaid pricing options, to the needs of these customers.
               Voice
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
               Data
               We deployed the first 3G wireless service in Alaska in 2005, and since then, we have continued to expand our 3G wireless data coverage as well as our messaging and multi-media offerings for both consumer and business customers. We brand our 3G data services as “Mobile Broadband.” Our Mobile Broadband service is available in our major markets and on Alaska’s North Slope, which is home to Alaska’s largest oil fields. We seek to be the leader in providing the best wireless data services in Alaska, including fourth generation, or 4G, services, which we believe may become increasingly important for us to remain competitive.
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
     Wireless Network and Technology
               Our wireless business strategy relies heavily on high network reliability. We believe that our network’s reliability differentiates us in our market and promotes customer satisfaction. We continue to strategically expand and upgrade our network to provide sufficient capacity, seamless and superior coverage, and reliability throughout our coverage areas. We conduct systematic “drive tests” of our network, as well as our competitors’ networks, to compare the number of blocked and dropped calls to our competitors and we market those results.
               Coverage
               Our wireless network is among the most extensive in Alaska covering approximately 84% of Alaska’s population and supporting approximately 137,000 subscribers, as of December 31, 2009. We aim to provide our customers consistent features and high quality service, regardless of location. We provide wireless voice and data services across a statewide1xRTT code division multiple access (“CDMA”) and evolution data optimized (“EVDO”) Rev A wireless network. In addition, through roaming agreements with major U.S. and Canadian carriers, we provide our customers a range of services and coverage throughout the Lower 48, Hawaii and Canada.
               Technology
               Our primary network technology platform, 1xRTT CDMA, a wireless technology developed by Qualcomm as part of its family of technologies known as CDMA2000, is presently deployed in virtually all of our cell sites. 1xRTT increases the voice traffic capacity available to us and provides increased data speeds. Further, 1xRTT is a modular infrastructure upgrade that has proven to be cost-efficient and practical for rapid deployment. In addition to 1xRTT, we have deployed EVDO, a 3G, packet-based technology that follows the CDMA2000 technology path. As with 1xRTT, we have been able to implement EVDO, including, most recently, EVDO Rev A, by changing and/or adding modular components and software in our network. EVDO and EVDO Rev A. Our competitors’ networks may use different types of 3G technology than we do.
               Spectrum
               We have licenses to provide mobile wireless services on the 800-900 MHz and 1800-1900 MHz portions of the radio spectrum. Collectively, these licenses cover virtually all of Alaska. The 800-900 MHz portion is used to provide digital cellular voice and data services, while our 1800-1900 MHz portion provides all-digital PCS voice and data services. We also hold a license for Advanced Wireless Spectrum in the 1710-1755/2110-2115 MHZ band.
     Competition
               We face strong competition in our wireless business segment. Other wireless providers, including other cellular and PCS operators and resellers, serve each of the markets in which we operate. We compete primarily against three other facilities-based wireless service providers: AT&T, Inc. (formerly Dobson), General Communications, Inc. (“GCI”) and Alaska Digitel. During 2009, GCI, our primary wireline competitor and owner of Alaska Digitel, aggressively built out its 3G in-state wireless network. In addition, AT&T deployed 3G equipment in Alaska during 2009. GCI also provides GSM based wireless services under its own brand name.

               We believe our pricing structure is competitive with  AT&T. However, Alaska Digitel and GCI compete heavily on price, and they currently offer many wireless services at prices lower than we do.
               We expect competition for both customers and network usage to intensify as a result of the higher penetration levels, the development and deployment of new technologies, the introduction of new wireless and fixed line products and services, new market entrants, the availability of additional spectrum, particularly of the type used by the most popular devices, and both licensed and unlicensed and regulatory changes. For example, we face increased competition as a result of the use of other high-speed wireless technologies, such as Wi-Fi and WiMAX, which are being deployed or proposed, to meet the growing customer appetite for wireless communications in fixed, nomadic and fully mobile environments.
               In addition, many wireless carriers are considering varying, and in many cases, incompatible, technologies to deploy 4G wireless services. In addition, as wireless data proliferates, content is becoming an increasingly significant factor in the appeal of these services. This may give content providers and other participants in the wireless value chain opportunities to compete or support one wireless technology over another, which, in either case, may affect our ability to compete.
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
Marketing
               Our marketing strategy targets customers’ needs, promotes our brand, cross markets, and in some cases, bundles our wireline and wireless products. Our marketing efforts are focused on a coordinated program of television, print, radio, signage, Internet and point-of-sale media promotions.
Sales and Distribution Channels
               Our sales strategy combines direct and indirect distribution channels in order to increase customer growth while reducing customer acquisition costs.
               Our company operated stores are a core component of our distribution strategy. Our experience has been that customers entering through this direct channel are generally higher value customers who generate higher revenue per month on average and are less likely to cancel their service than those who come through other mass-market channels. We had 14 company operated stores and kiosks as of December 31, 2009. In addition, our direct channel also includes our business sales organization, which is focused on supporting the needs of larger business customers.
Customer Base
               We generate our revenue through a diverse customer base, and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of our total revenue in the periods presented in this Annual Report on Form 10-K.
Seasonality
               We believe our wireless revenue is materially impacted by seasonal factors. Roaming revenue, in particular, declines in the winter months and increases in the summer months. We believe this is due to Alaska’s northern latitude and the resulting wide swing in available daylight and weather conditions between summer and winter months. These uniquely Alaskan conditions affect business, tourism and calling patterns in the state. Our wireline service offerings experience similar seasonal effects, but we do not believe these effects are material.
Employees
               As of January 31, 2010, we employed 875 regular full-time employees, 10 regular part time employees and 4 temporary employees. Approximately 74% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement with the IBEW, as amended, that governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska expired on December 31, 2009. In February 2010, the IBEW ratified a new three year contract expiring on December 31, 2012. Management considers employee relations to be good.
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
               At the federal level, the FCC generally exercises jurisdiction over services of telecommunications common carriers that provide, originate or terminate interstate or international communications and related facilities. The FCC does not directly regulate information services and has preempted inconsistent state regulation of information services. Our wireless services use FCC radio frequency licenses and are subject to various FCC regulations, including E-911 and a number of portability requirements.
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
     Federal regulation
               We must comply with the Communications Act and regulations promulgated thereunder, which require, among other things, that communications carriers offer interstate services at just, reasonable and non-discriminatory rates and terms. The amendments to the Communications Act added provisions intended to promote competition in local telecommunications services by removing barriers to entry, imposing obligations to offer to competing carriers interconnection and non-discriminatory access to certain facilities and services designated as essential for local competition, and making universal service support explicit and portable, and to lead to deregulation as markets become more competitive.
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
               Most incumbent LECs (“ILECs”) have the following additional obligations under the Communications Act: negotiate in good faith with any carrier requesting interconnection; provide interconnection for the transmission and routing of telecommunications at any technically feasible point in its network on just, reasonable and non-discriminatory rates, terms and conditions; provide access to unbundled network elements (“UNEs”), such as local loops and trunks, at non-discriminatory, cost-based rates, to competing carriers that would be “impaired” without them; offer retail local telephone services to resellers at discounted wholesale rates; provide notice of changes in information needed for another carrier to transmit and route services using its facilities; and provide, at rates, terms and conditions that are just, reasonable, and non-discriminatory, physical collocation, which allows a competitive LEC (“CLEC”) to install and maintain its network termination equipment in an ILEC’s central office, or to obtain functionally equivalent forms of interconnection.
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

               Congress may consider legislation that may further modify the interconnection requirements under the Communications Act, and the FCC and RCA frequently consider modifications of their rules. We cannot predict the outcome of any such action taken by the Congress, the FCC or the RCA.
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
               On April 17, 2009, the FCC granted ACS a waiver of certain FCC rules in order that all of the ACS ILECs’ interstate prices may be regulated under price-cap regulation rather than rate-of-return regulation, and the ACS ILECs may retain their interstate common line support at the disaggregated per line levels they were receiving in 2008. As a result, the remaining ACS ILECs withdrew from the NECA pools. ACS filed a price-cap tariff effective as of July 1, 2009, and the traffic sensitive charges of some of the ACS ILECs could be lowered over time. On January 29, 2010, the ACS ILECs filed a petition seeking pricing flexibility in certain study areas in order to have greater ability to respond to competitive pricing for special access services.
               The FCC is currently considering various proposals for further reform of inter-carrier compensation. Reform proposals now under consideration include a proposed exemption for service providers in Alaska (as well as Hawaii and U.S. Territories), which if adopted could exempt such providers from all or some of any new inter-carrier compensation requirements the FCC ultimately implements for the rest of the industry. These proposals may result in the elimination of interstate and intrastate access charges paid by long distance carriers, and the requirement that carriers such as ACSA, ACSF, ACSAK and ACSN recover those interstate and intrastate costs from a combination of end-user charges and universal service support. We cannot predict what changes the FCC may adopt or when they may adopt them.
               Since 2001, the FCC has been examining aspects of the regulatory framework applicable to interstate special access services provided by price-cap LECs. In particular, the FCC has considered reform of the appropriate rate levels and rate structures for such services; the FCC also has considered whether and to what extent it should retain or modify its special access pricing flexibility rules, pursuant to which price-cap carriers may request authority to provide special access services using more flexible contract tariffs as opposed to standardized tariffs. Because the FCC’s grant of the waiver petition discussed above allowed ACS to become a price-cap company, and because the ACS ILECs are seeking pricing flexibility under the current FCC rules, any reforms that the FCC adopts as a part of that ongoing special access proceeding could affect ACS’s revenues in ways that we cannot currently predict.
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
               USF disbursements may be distributed only to carriers that are designated as “eligible telecommunications carriers” (“ETCs”) by a state regulatory commission. All of the ACS ILECs and ACS Wireless, Inc. (“ACSW”) are ETCs

in Alaska. In May 2001, the FCC adopted a proposal from the Rural Task Force to reform universal service support for rural areas. As adopted, for an interim period, eligible rural carriers will continue to receive support based on a modified embedded cost mechanism. While the modified embedded cost mechanism remains in place, the FCC has indicated that it will develop a comprehensive plan for high-cost support mechanisms for rural and non-rural carriers which may rely on forward-looking costs.
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
               In its May 1, 2008 Order, the FCC also included an exception from the interim cap for CETCs that serve tribal lands or Alaska Native Regions. All of ACSW’s service area is located in Alaska Native Regions. On March 4, 2009 the FCC adopted an Order clarifying that CETCs electing this exception may receive uncapped support for all eligible lines served in tribal lands and Alaska Native Regions. The practical effect of the Order is to remove the cap on USF support for CETCs on tribal lands and in Alaska.
               The FCC is still considering a number of other long-term revisions to the distribution mechanisms for universal service support. The proposals under consideration include eliminating the “identical support” rule that permits competitive carriers (such as ACSW and our wireless competitors) to apply for funding based on the support received by the ILEC. The FCC has proposed requiring competitive carriers to justify support based on some measure of their own costs or on a model, and allowing certain ILEC ETCs that lose lines to increase their local switching support (“LSS”) from the universal service fund. The FCC also has proposed reforms that could affect the amount of funding for ILECs, including using “reverse auctions” to determine one or more recipients of high-cost support in any geographic area based on the lowest bidder for that support, and phasing out support for voice services and targeting support to broadband networks. These potential reforms include a proposed exemption for service providers in Alaska (as well as Hawaii and U.S. Territories), which if adopted could exempt such providers from all or some of any new high-cost support requirements the FCC ultimately implements. These and other proposed rule changes could reduce our support in the future, reduce the support available to our competitors, or provide for new support, such as for broadband services. In addition, members of Congress have indicated that they may seek enactment of legislation addressing universal service reform, including legislation to limit growth of explicit universal service support funds. We are unable to predict whether and to what extent we would be eligible to receive any federal high-cost support under a revised support mechanism.
               Under current FCC regulations, the total amount of federal USF available to all ILEC ETCs is subject to a yearly cap. In any year where the cap is reached, the per access line rate at which ILECs can recover USF payments may decrease. In each of the last few years, the cap has effectively decreased USF payments.
               Federal universal service contributions
               The FCC is currently considering revisions to the current mechanism for funding universal service. Today, our operating subsidiary companies are required to contribute to the federal USF a percentage of their revenue earned from interstate and international services. The FCC is considering whether to replace this funding mechanism with one based on flat-rate, per line contributions; capacity-based contributions; or some combination of these or other proposals. We cannot predict how the outcome of this proceeding may affect our contribution obligations.
               Interstate long distance services
               FCC regulation of the rates, terms or facilities of our interstate long distance services is relatively light. However, we must comply with the general requirement that our charges and terms be just, reasonable and non-discriminatory. Also, we must comply with FCC rules regarding unauthorized switching of a customer’s long distance service provider, or “slamming”. The FCC has levied substantial fines on some carriers for “slamming”. In addition, we must post the rates, terms and conditions of service on our website and engage in other public disclosure activities.
               The FCC requires ILECs that provide interstate long distance services originating from their local exchange service territories must have long distance affiliates which maintain separate books of account and acquire any services from their affiliated ILECs at tariffed rates, terms and conditions.
               Under RCA rules and federal law, all of our long distance services are subject to “equal access” rules that require some carriers to advise customers requesting new service of their choices in new providers. The United States Telecom Association, (“USTA”) has asked the FCC to waive the federal equal access scripting requirement. The ACS LECs filed comments agreeing with USTA that the Commission should waive the requirement for all small and mid-sized independent local exchange carriers. A decision is pending.
               Broadband and Internet services
               We provide broadband Internet access services as an Internet service provider (“ISP”). The FCC has classified such services as information services, so they are not subject to many of the regulatory obligations that are imposed on common carriers. Additionally, the FCC generally has preempted state and local regulation of information services. The FCC has, however, concluded that broadband Internet access providers must comply with the Communications Assistance for Law Enforcement Act (“CALEA”).
               The FCC has imposed particular regulatory obligations on Internet protocol (IP)-based telephony. The FCC has determined that interconnected voice-over-IP (“VoIP”) providers must comply with: (i) requirements to provide E-911 emergency calling capabilities; (ii) certain disability access requirements; (iii) the FCC’s rules protecting customer proprietary network information (“CPNI”); (iv) local number portability (“LNP”) requirements; (v) regulatory fee obligations; (vi) obligations under CALEA, (vii) the obligation to contribute to USF, and (viii) discontinuance requirements.
               In February 2009, Congress enacted the American Recovery and Reinvestment Act, which among other things allocated funding to be used to facilitate the deployment of broadband infrastructure and increase adoption of broadband services. Additional rules and regulations may be extended to the Internet in the future. A variety of proposals are under consideration in federal and state legislative and regulatory bodies. In particular, the FCC may propose or recommend various requirements or reforms through the “national broadband plan” that it is required to provide to Congress pursuant to the American Recovery and Reinvestment Act in March 2010, and/or through subsequent related initiatives. We cannot predict the outcome or the impact of any such pending or future proceedings.
               In September 2005, the FCC released a statement of principles favoring customer choice of content and services available over broadband networks, and it has pursued some enforcement action in this area (which is currently under review by a federal appeals court). On October 22, 2009, the FCC sought comment on proposed rules that would codify and supplement its 2005 statement of principles. There may be new legislation or further FCC action to address access to the Internet or create disclosure requirements of ISPs as to treatment of Internet traffic. Recently, the FCC and lawmakers have considered several proposals to adopt requirements for non-discriminatory treatment of traffic over broadband networks, often referred to as “net neutrality”. We cannot predict the impact of any such actions on our results or operations.
               In September 2005, the FCC determined that ILECs are no longer required to lease high-speed Internet access service transmission capability to their competitors and re-affirmed its finding that provision of high-speed transmission service bundled with Internet access services is an information service not subject to common carrier regulation, whether that access is provided via cable modem, DSL services or otherwise. This ruling gives us more flexibility in how we offer and price our DSL services. Beginning on October 1, 2009, the ACS ILECs ceased offering high-speed Internet access transmission capability on a common carrier basis.
               On August 20, 2007, in the order noted above, the FCC granted ACSA forbearance from applying common carrier regulation to certain broadband services sold to larger business customers, subject to a condition to develop a plan for allocating costs between regulated services and the non-regulated broadband services. This ruling gives us more flexibility in how we offer and price certain broadband services, and we are considering how to implement this ruling.
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

               In March 2008, the U.S. Court of Appeals for the District of Columbia Circuit stayed a November 2007 FCC order requiring that wireless carriers meet E-911 location accuracy standards at a smaller, geographic level, the serving area of the Public Safety Answering Point, that may make compliance more difficult to achieve for some carriers. On July 31, 2008, the FCC asked the Court to remand the case so that it could re-evaluate the rules in response to proposals that it measure E-911 location accuracy compliance at the county level. The FCC then asked for comments on these proposals, most recently in November 2009. We are awaiting further FCC action. Compliance may still be more difficult for smaller and rural carriers even under the revised proposals. We cannot predict the outcome of this proceeding or its impact on ACSW.
               On November 18, 2009, the FCC established set timeframes for tower siting applications reviewed by state and local governments. Under the ruling, if a jurisdiction fails to act on an application within prescribed time periods (90 days for collocations, 150 days for other tower siting applications), the applicant may file a claim for relief in court; the court will then decide what action to take based on the facts presented. The FCC also is considering rules relating to roaming arrangements, by which wireless carriers are able to use their competitors’ networks in areas where they do not offer service. The rules under consideration would govern the amount of discretion a wireless carrier has to deny such an arrangement in the data context.
               On January 14, 2010, the FCC’s Enforcement Bureau issued a notice of apparent liability tentatively finding that ACSW violated certain reporting and web site posting requirements related to wireless handset hearing aid compatibility and proposing a fine of $12,000. ACSW has responded that it has at all times been in full compliance with the underlying substantive duty to make hearing-aid-compatible phones available to consumers and that the proposed fine was excessive for these first time reporting and posting violations which have since been corrected. ACS cannot predict the eventual outcome of this matter.
               Other federal regulations
               We are subject to various other federal regulations and statutes, including those concerning the use of Customer Proprietary Number Information (“CPNI”) in marketing services. CPNI generally includes information a carrier has regarding the telecommunications services to which its customer subscribes and the customer’s use of those services. The FCC limits the ways in which carriers may use or disclose CPNI and specifies what carriers must do to safeguard CPNI.
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
     State regulation
               Telecommunication companies are required to obtain certificates of public convenience and necessity from the RCA prior to operating as a public utility in Alaska. The RCA must approve amendments to and transfers of such certificates. In addition, RCA approval is required if an entity acquires a controlling interest in any of our certificated subsidiaries, acquires a controlling interest in another intrastate utility or discontinues an intrastate service. The RCA also regulates rates, terms and conditions for local, intrastate access and intrastate long distance services, supervises the administration of the Alaska Universal Service Fund (“AUSF”) and decides on ETC status for purposes of the federal USF. Furthermore, pursuant to the Telecommunications Act and the FCC’s rules, the RCA decides various aspects of local network interconnection offerings and agreements. In October 2009, the RCA requested authority from the FCC to implement certain number conservation measures due to the possible exhaustion of numbers in the 907 area code.
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
               Competitive local exchange regulations
               In August 2005, the RCA adopted regulations addressing a variety of telecommunications related matters including tariff policies, depreciation practices, local competitive market rules and interexchange competitive market rules. The regulations provide for, among other things: initial classification of all ILECs, including our rural properties and ACSA, as dominant carriers; requirements that all carriers, both dominant and non-dominant, offer all retail services for resale at wholesale rates consistent with 47 U.S.C. §251 and 252; and limited dominant carrier pricing flexibility in competitive areas, under which carriers may reduce retail rates, offer new or repackaged services and implement special contracts for retail service upon 30 days’ notice. Rate increases affecting existing services are subject to full cost support showings by the dominant carrier in areas with local competition; but the RCA may demand, and has demanded, cost support even for rate reductions and new or repackaged services in competitive areas.
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
               Following up on its March 2008 order, the RCA asked for comment on access regulation changes that would shift LECs’ recovery of access costs from long distance carriers to consumers. The RCA proposed to reduce one long distance carrier access charge and cap LECs’ monthly access revenues from that charge at $6 per line. To offset lost revenue, the RCA proposed increasing the access fee charged directly to consumers to $4 per line and tapping the state USF, as discussed below. Since that time, the RCA has published other proposals for comment and is currently considering a new proposal to reform access charges and an incumbent local company’s Carrier of Last Resort responsibilities. The RCA’s proposed changes could impact the ACS LECs’ access and local revenue levels in ways that we currently cannot predict.
               E-911
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
               As part of its intrastate access reform, the RCA is considering whether to provide AUSF support to high-cost, rural LECs to offset access revenue losses. It has also initially proposed expanding the function of the AUSF to support high-cost interexchange facilities of long distance carriers. However, further consideration of interexchange support has been deferred to a future proceeding. Any offsets of reduced access charges would come from the AUSF because the RCA has decided against increasing the customer access charge. Both proposals are designed to reduce pressure on in-state toll rates. It is difficult to predict whether the RCA will move forward on these reforms, and others it is just beginning to discuss, particularly since the FCC is considering reforms at the same time that could shift more universal service burden to the states.
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
               On November 10, 2009, ACSW filed a petition with the RCA requesting a three year waiver of the new rule that it maintain at least eight hours of emergency backup power capability at its cell sites in ETC service areas. ACSW needed this time to determine its current backup power capabilities at each site through field inspections and implement upgrades where required. We cannot predict the outcome of the proceeding at this time.
               Other RCA Proceedings
               ACSN serves approximately 200 customers in very remote parts of Alaska. ACSN has used fixed wireless technology because these customers live in areas difficult to serve via traditional wireline facilities. Several consumers in two remote Southeast locations, South Thorne Bay and Klawock on Prince of Wales Island (PWI), complained to the RCA about the quality of service provided by the time division multiple access (“TDMA”) facilities we used to provide telephone service. The RCA opened a docket to formally investigate the complaints. Two years ago, ACSN upgraded its fixed wireless service from TDMA to CDMA. The RCA subsequently investigated whether the CDMA upgrade addressed customers’ service quality complaints and met state service quality rules. Further, in May, 2009, ACSN filed a settlement proposal with the RCA that would extend its wireline network to fixed wireless customers in the Klawock and Thorne Bay subdivisions, under line extension terms specified in its existing tariff. Under the proposed settlement and applicable tariff, certain customers would be required to pay line extension fees to defray, in part, our costs attributable to the wireline extension. These customers could also retain their existing fixed wireless service. We cannot predict whether the RCA will approve the proposed settlement; nor can assure you that we will be able to rely on our tariff to pass-through to our customers the cost of any wireline construction that could be mandated by the RCA.
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

Code of Ethics
               We post our code of business conduct and ethics, which applies to all employees, including all executive officers, senior financial officers and directors, on our corporate website at www.alsk.com. Our code of business conduct and ethics complies with Item 406 of SEC Regulation S-K and the rules of NASDAQ. We intend to disclose any changes to the code that affect the provisions required by Item 406 of Regulation S-K, and any waivers of the code of ethics for our executive officers, senior financial officers or directors, on our corporate website.
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
Risks Relating to Our Industry
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
               Our principal wireless competitors are AT&T, GCI and its subsidiary Alaska Digitel. AT&T is one of the largest wireless service providers in the U.S. In addition, AT&T has more Alaskan customers than we do. AT&T, and to some extent GCI, have greater access to financial, technical and other resources than we do. Further, AT&T may have greater access to consumer devices, and greater market power to obtain these devices on more favorable terms than we do. AT&T, thus, might be able to offer lower prices, additional products, services, features or other incentives that we cannot match or offer. GCI and Alaska Digitel compete primarily on price, and their pricing may be perceived as lower than ours. Larger competitors, especially AT&T may be in a position to respond more quickly to new technologies and be able to undertake more extensive marketing campaigns. Moreover, AT&T operates its own nationwide network, whereas we rely on roaming agreements with other carriers to provide coverage outside Alaska. Our reliance on these agreements could adversely affect our ability to maintain competitive pricing, which would have a material adverse effect on our financial results.
               Our principal wireline competitor is the dominant cable television provider in Alaska. In consumer markets, GCI attempts to use its dominant cable television position by bundling its cable services with competitive telephony services, which are often based on leases of our facilities. We do not offer television service, and thus, are unable to offer competing bundles. In addition, GCI has aggressively deployed cable telephony in order to move its telephone customers off of our network and onto its own cable system. Significant, continued, migration of customers would result in a significant reduction of revenue for us. In addition, GCI holds a dominant position in the current long-haul voice and data markets, where it owns and operates two of the four existing undersea fiber optic cables connecting Alaska to the Lower 48 and has a number of significant contracts with large carrier customers. GCI competes very aggressively on price in this market to defend its market share. In addition, AT&T has acquired a substantial amount of interstate fiber optic capacity from GCI, which may allow it to offer additional competing service from its national platform.
               These strong competitive pressures in both our wireless and wireline business segments could have a material adverse effect on our business, operating results, margins and financial condition.
Exclusive arrangements between wireless device manufacturers and large wireless carriers hamper our ability to procure and sell many popular wireless handsets and other devices.

               Our wireless business competes against national and well-funded wireless service providers, most notably, AT&T. As a smaller carrier, we do not have access to many wireless products and services that AT&T can offer. We are precluded from obtaining new wireless devices subject to exclusive agreements with large wireless carriers, such as the iPhone™. Other than AT&T, no other national wireless provider has a presence in our market. Even so, exclusive arrangements for new devices into which other national carriers enter make them unavailable to us. Because devices subject to exclusivity agreements may be those most sought after by customers, our inability to sell those devices may harm our ability to stay competitive. Because wireless subscribers are permitted to retain their wireless phone numbers when changing to another wireless carrier within the same geographic area, customers may change carriers simply to obtain a device that we do not carry. Our limited ability to procure certain devices could increase wireless customer churn and may also limit our flexibility to price our services for quality of customer experience, which could have a material adverse effect on our revenue, results of operations, and cash flows.
               If we do not adapt to rapid technological advancements and changes in telecommunications standards, our ability to compete would be strained, and as a result, we would lose customers.
               Our success will likely depend on our ability to adapt to rapid technological changes in the telecommunications industry. Our failure to adopt a new technology or our choice of one technology over another may have an adverse effect on our ability to compete or meet the demands of our customers. Technological changes could, among other things, reduce the barriers to entry facing our competitors providing local service in our service areas. The pace of technology change and our ability to deploy new technologies may be constrained by insufficient capital and/or the need to generate sufficient cash to make interest payments on our debt and to maintain our dividend policy.
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
Risks Relating to Our Debt.
Our substantial debt could adversely affect our financial health, financing options and liquidity position.
               We have a substantial amount of debt. As of December 31, 2009, and for the year then ended, we had total debt of $539.4 million and a loss before income tax benefit and extraordinary gain of $5.3 million. Our debt could have important consequences for you as a holder of our common stock. For example, our substantial debt could:
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
If interest rates increase, our net income could be negatively affected.
               Our substantial debt exposes us to adverse changes in interest rates. In the past we have entered into floating-to-fixed interest rate swaps to hedge our exposure to interest rate changes. With the expiration of two of our swaps on December 31, 2009, $135 million in principal of our long-term debt is directly exposed to changes in the London Interbank Offered Rate, or LIBOR. As more of our floating-to-fixed interest rate swaps expire over the next two years, we may become increasingly exposed to fluctuations in interest rates.
               We cannot predict whether interest rates for long term debt will increase or decrease, and thus, we cannot assure you that our future cash interest expense will not have a material adverse effect on our business, financial condition, operating results and cash flows. For more specific information related to our exposure to changes in interest rates and our use of floating-to-fixed interest rate swaps, please see, “Item 6A—Quantitative and Qualitative Disclosures About Market Risk.”
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
               Our ability to make payments on and to refinance our debt, including amounts borrowed under our 2005 senior credit facility and our 5.75% Convertible Notes due 2013, to pay dividends, and to fund planned capital expenditures, including any strategic acquisitions we may make, if any, will depend on our ability to generate cash in the future. We cannot assure you that our business will generate sufficient cash flow from operations such that our currently anticipated growth in revenues and cash flow will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable the repayment of our debt, pay dividends or to fund our other liquidity needs.
               We have also relied on, from time to time, a revolving credit facility of $45.0 million to fund our short-term cash requirements. This credit facility expires on January 31, 2011. If we are unable to obtain another revolving credit facility, grow our available cash, or obtain other capital resources, short-term liquidity available to us would be greatly reduced. This could adversely affect our business and ability to satisfy debt payments or other obligations when they become due.
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
               The counterparties to the call options we purchased and warrants we sold may engage in hedging activities and modify their hedge positions from time to time prior to the conversion or maturity of our senior convertible notes, particularly around the time of any conversion of the notes. These hedging activities may include purchasing and selling shares of our common stock, or other of our securities, or other instruments, including over-the-counter derivative instruments. The effect, if any, of these activities on the trading price of our common stock or the convertible notes, will depend in part on market conditions at the time and cannot be reasonably predicted at this time. Any of these activities could adversely affect the trading price of our common stock and the value of the convertible notes.
Risks related to our Business
We may not successfully operate our AKORN and Northstar fiber facilities that connect Alaska to the Lower 48 profitably.
               Realization of the anticipated benefits of our redundant interstate investments will depend on our ability to attract significant enterprise customers requiring robust data service capabilities. We will continue to be required to devote significant management attention and resources to sustaining and promoting its operations and maintaining its support. We will face challenges to our abilities to do the following:
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
               If we do not maintain or improve our current relationships with existing customers and develop new large volume and enterprise customers, we may not be able to realize our targets for sales and revenue growth. If we are unable to achieve our projected revenue growth and margins anticipated from the investment, we may be unable to profitably operate these facilities.
Increased supply of interstate and international long-haul fiber in Alaska could adversely impact prices for bandwidth, which could in turn, adversely affect our projected and actual sales, margins and profitability of our fiber facility.
               Significant increases in fiber transport capacity in the United States have at times exerted downward pressure on prices, margins and profitability. The market for long-haul fiber in Alaska is characterized by high capital investment and relatively high fixed costs, coupled with a limited number of large customers. Some of our existing and potential competitors have greater name recognition and more established relationships with our target customers. Further, these competitors may have more experience with the repair and maintenance of the underlying data transport technology, and its associated costs, than we do. Our primary wireline competitor, GCI, has adopted a very aggressive pricing policy in the long-haul interstate voice and data markets. GCI has also sold a very large amount of capacity to AT&T, which allows them to serve their own needs and sell to others, effectively establishing a national competitor in this market. We cannot predict with any certainty what the prevailing market prices will be for interstate voice and data transport or when prices for these services will stabilize, if at all.
We provide services to many customers over access lines, and if we continue to lose access lines, our revenues, earnings and cash flow from operations may decrease.
               Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss consistently over the past few years. During the year ended December 31, 2009, the number of access lines we serve declined by 7.9%. We expect to experience net access line loss in our markets for an unforeseen period of time. Our inability to retain access lines would adversely affect our revenues, earnings and cash flow from operations.
Revenues from network access charges may be reduced or lost.
               We received approximately 18.2% of our operating revenues for the year ended December 31, 2009 from local exchange network access charges. The amount of revenue that we receive from these access charges is calculated in accordance with requirements set by the FCC and the RCA. Any change in these requirements may reduce our revenues and earnings. Access charges have consistently decreased in past years. We do not receive access revenue related to our competitors’ retail customers that are served by UNEs or by the competitors’ own facilities. To the extent that competitors move customers on to UNEs or off our network entirely, our access revenues will decrease. We do not receive access revenue from VoIP calls, and growth of this service will reduce our access revenues.
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
               We receive USF (and equivalent state universal service support) revenues to support our wireline operations in high-cost areas. The FCC has proposed requiring competitive carriers to justify support based on some measure of their own costs or on a model, and allowing certain ILEC ETCs that lose lines to increase their local switching support from the universal service fund. The FCC also has proposed reforms that could affect the amount of funding for ILECs, including using “reverse auctions” to determine one or more recipients of high-cost support in any geographic area based on the lowest bidder for that support, and phasing out support for voice services and targeting support to broadband networks. In addition, members of Congress have indicated that they may seek enactment of legislation addressing universal service reform, including legislation to limit growth of explicit universal service support funds. These and other proposed rule changes could reduce our support in the future. For more information on this and our regulatory environment, please see “Item 1—Business—Regulation.”
We derive a significant portion of our wireless revenue from roaming charges. This revenue may fluctuate or decline in the future as a result of general economic, contractual, and competitive factors.
               Approximately 5.6% of our revenue for the year ended December 31, 2009 was derived from roaming charges incurred by other wireless providers whose customers traveled within our coverage areas. The revenue we recognize from these roaming charges may in the future be volatile or decline as a result of a number of factors, many of which are outside our control. These factors include the strength of the Alaskan economy and its primary industries, including tourism, general economic factors affecting commerce between Alaska and other States and countries, unresolved political matters which may affect public and private spending in Alaska, and others. For example, our service areas include a number of summer tourist destinations in Alaska. As a result, our roaming revenue generally increases during summer months and declines during other periods and depends heavily in these areas on the number of tourists who visit Alaskan tourist destinations. In addition, we cannot assure you our roaming agreements with other providers will continue to generate similar roaming revenues. Our agreements with other carriers have varying terms of varying length, including some which are terminable on short notice. In the event these roaming agreements expire or are terminated, we may be unable to renegotiate or replace these agreements on similar or acceptable terms. Failure to obtain acceptable roaming agreements could lead to a significant decline in our revenue and operating income. Lastly, changes in the network footprints of our roaming partners, or those of our competitors who are able to provide roaming coverage in our service areas, could have a material adverse effect on us.
The successful operation and growth of our businesses depends heavily on economic conditions in Alaska.
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
               The customer base for telecommunications services in Alaska is small and geographically concentrated. According to Alaska Department of Labor and Workforce Development estimates, the population of Alaska is approximately 692,000 as of July 31, 2009, approximately 60% of whom live in Anchorage, Fairbanks and Juneau. Alaska’s economy is heavily dependent on investment by oil companies and state tax revenues correlate with the price of oil. During 2009, the price of crude oil continued to exhibit significant volatility. We do not know what the long-term effect on the Alaskan economy will be or if it will even be stable.
               We may incur substantial and unexpected liabilities arising out of our pension and deferred compensation plans.
               Our post-retirement benefits, pension, and deferred compensation plans could result in substantial liabilities on our balance sheet. These plans and activities have and will generate substantial cash requirements for us, and these requirements may increase beyond our expectations in future years based on changing market conditions. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns, and the market value of plan assets can affect the funded status of our defined benefit pension, other post-retirement and post-employment benefit plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. In the future, we may be required to make additional contributions to our defined benefit plan. Plan liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing, and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements.
               In addition, on behalf of substantially all of our employees, we participate in the Alaska Electrical Pension Fund (the “AEPF”). The AEPF is a multi-employer pension plan to which we make fixed, per employee contributions through our collective bargaining agreement with the IBEW, which covers our IBEW represented workforce, and a special agreement, which covers most of our non-represented workforce. Because our contribution requirements are fixed, we cannot easily adjust our annual plan contributions to address our own financial circumstances. Further, because we do not control the AEPF, we are not aware at all times whether the plan is fully funded. In general, if a funding shortfall in the AEPF exists, we incur a contingent withdrawal liability. Our contingent withdrawal liability is an amount based on our pro-rata share among AEPF participants of the value of the funding shortfall. This contingent liability becomes due and payable by us if we terminate our participation in the AEPF. Moreover, if another participant in the AEPF goes bankrupt, we would become liable for a pro-rata share of the bankrupt participant’s vested, but unpaid, liability for accrued benefits for that participant’s employees. This could result in an unexpected contribution requirement which could be substantial, and if it is, making such a contribution could have a material adverse effect on our cash position and other financial results. These sources of potential liability are difficult to predict.
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
Labor costs and the terms of our principal collective bargaining agreement may hurt our ability to remain competitive, which could cause our financial performance to suffer.
               Labor costs are a significant component of our expenses, and approximately 74% of our workforce is represented by the International Brotherhood of Electrical Workers, or IBEW. As a result of our collective bargaining agreement with the IBEW, we may experience pressure to increase wages and benefits for our employees. We believe our labor costs are higher than our competitors who employ a non-unionized workforce. In addition, we may make strategic and operational decisions that require the consent of the IBEW. The IBEW may not provide consent when we need it, or it may require additional wages, benefits or other consideration be paid in return for its consent.
               Our primary in-state competitor, GCI, including its subsidiary, Alaska Digitel, does not use union labor and pays lower compensation than we do. We cannot assure you that our labor costs will ever become competitive.
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
               We depend on a limited number of suppliers and vendors for equipment and services for our network and certain customer services. If suppliers of our equipment or providers of services on which we rely experience financial difficulties, service or billing interruptions, patent litigation, or other problems, subscriber growth and our operating results could suffer.
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
               To be successful, we will need to continue to provide our customers reliable service over our network. Our network and infrastructure are constantly at risk of physical damage to access lines or other inoperability as a result of human, natural or other factors. These factors may include pandemics, acts of terrorism, sabotage, natural disasters, power surges or outages, software defects, contractor or vendor failures, labor disputes and other disruptions that may be beyond our control. Should we experience a prolonged system failure or a significant service interruption, our customers may choose a different provider and our reputation may be damaged. Further, we may not have adequate insurance coverage, which would result in unexpected expense. Notably, similar to other undersea fiber optic cable operators, we do not carry insurance that would cover the cost of repair of our undersea cables, and, thus, we would bear the full cost of any necessary repairs.
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
Future acquisitions could result in operating and financial difficulties.
               Our future growth may depend, in part, on acquisitions. To the extent that we grow through acquisitions, we will face the operational and financial risks that commonly accompany that strategy. We would also face operational risks, such as failing to assimilate the operations and personnel of the acquired businesses, disrupting their ongoing businesses, increased complexity of our business, impairing management resources and their relationships with employees and customers as a result of changes in their ownership and management. Further, the evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business, may divert management time and other resources. Some acquisitions may not be successful and their performance may result in the impairment of their carrying value. Certain financial and operational risks related to acquisitions that may have a material impact on our business are:
•	Use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions may limit other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness;
•	Amortization expenses related to acquired intangible assets and other adverse accounting consequences;

•	Costs incurred in identifying and performing due diligence on potential acquisition targets that may or may not be successful;

•	Difficulties and expenses in assimilating the operations, products, technology, privacy protection systems, information systems or personnel of the acquired company;

•	Impairment of relationships with employees, suppliers and affiliates of our business and the acquired business;

•	The assumption of known and unknown debt and liabilities of the acquired company;

•	Failure to generate adequate returns on our acquisitions and investments;

•	Entrance into markets in which we have no direct prior experience; and

•	Impairment of goodwill or other intangible assets arising from our acquisitions.
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
               The trading price of our common stock was volatile during 2009, in response to a number of factors, many of which are beyond our control, including actual or anticipated variations in quarterly financial results, actual or anticipated variations in our dividend policy, changes in financial estimates by securities analysts, and announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments. In addition, our financial results or dividend payments may be below the expectations of securities analysts and investors. Broad market and industry factors have also negatively affected the price of our common stock regardless of our operating performance, and we do not know how long these adverse market conditions will continue. Future volatility in our stock price could materially adversely affect the trading market and prices for our common stock, as well as our ability to issue additional securities or to secure additional financing.
Item 1B. Unresolved Staff Comments
               None

Item 2. Properties
               Our principal properties do not lend themselves to simple description by character and location. The components of our gross investment in property, plant and equipment consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Land, buildings and support assets	$246,518	$235,324
Central office switching and transmission	361,784	344,532
Outside plant cable and wire facilities	669,572	585,288
Wireless switching and transmission	104,536	98,300
Other	3,991	2,822
Construction work in progress	29,958	129,286

	$1,416,359	$1,395,552

               Our property, plant and equipment are used in each of our wireline and wireless business segments, and we allocate assets to our segments.
               Land, buildings and support assets consist of land, land improvements, cellular towers, central office and certain administrative office buildings as well as general purpose computers, office equipment, vehicles and other general support equipment. Central office switching and transmission and Wireless switching and transmission, consist primarily of switches, routers and transmission electronics for our regulated and wireless entities, respectively. Outside plant and cable and wire facilities include primarily conduit and cable. We own substantially all of our telecommunications equipment required for our business. However, we lease certain facilities and equipment under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets.
               We own and lease administrative offices in major metropolitan locations both in Alaska and Oregon. Substantially all of our communications equipment and other network equipment is located in buildings that we own or on land within our local service or wireless coverage area.
               For additional information, see “Note 7 —Property, Plant and Equipment” to our Notes to Consolidated Financial Statements, included in Part IV, Item 14 of this Report.
               We own and lease office facilities and related equipment for executive headquarters, administrative personnel, central office buildings, and operations in locations throughout Alaska and Oregon. Our principal executive and administrative offices are located in Anchorage, Alaska. We believe we have appropriate easements, rights-of-way and other arrangements for the accommodation of our pole lines, underground conduits, aerial, underground and undersea cables and wires, and wireless towers and antennas. However, these properties do not lend themselves to simple description by character and location.
               In addition to land and structures, our property consists of equipment necessary for the provision of communication services. This includes central office equipment, customer premises equipment and connections, radio and wireless antennas, towers, pole lines, video head-end, remote terminals, aerial, underground and undersea cable and wire facilities, vehicles, furniture and fixtures, computers and other equipment. We also own certain other communications equipment held as inventory for sale or lease.
               We have insurance to cover losses incurred in the ordinary course of business, including excess general liability, property coverage including business interruption, director and officers and excess employment practices liability, excess auto, crime, fiduciary, and aviation insurance in amounts typical of similar operators in our industry and with reputable insurance providers. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial limits of coverage against “all risks” of loss including fire, windstorm, flood, earthquake and other perils not specifically excluded by the terms of the policies. As is typical in the communications industry, we are self-insured for damage or loss to certain of our transmission facilities, including our buried, undersea, and above-ground transmission lines. We self-insure with respect to employee health insurance and workers’ compensation, primary general liability and primary auto liability and primary employment practices liability subject to stop-loss insurance with insurance carriers that caps our liability at specified limits. We believe our insurance coverage is adequate; however, if we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial position, results of operations or liquidity may be adversely affected.
               Substantially all of our assets (including those of our subsidiaries) have been pledged as collateral for our 2005 senior credit facility.

Item 3. Legal Proceedings
               We are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business, including various legal proceedings involving regulatory matters described under “Item 1–Business–Regulation”. We have recorded litigation reserves of $0.9 million as of December 31, 2009 against certain current claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
               The information set forth under “Note 19—Commitments and Contingencies” in the Notes to Consolidated Financial Statements, included in Part IV, Item 14 of this Report, and is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Item 1A of this Report.
PART II
Item 4. Market for Registrant’s Common Equity and Related Stockholder Matters
               Our common stock is traded on the NASDAQ Global Select Market under the symbol ‘ALSK’. The following table presents, for the periods indicated, the high and low sales prices of our common stock as reported by NASDAQ.

2009 Quarters	High	Low
4th	$9.17	$6.53
3rd	$9.41	$6.22
2nd	$7.72	$5.61
1st	$9.85	$4.92

2008 Quarters	High	Low
4th	$12.30	$8.05
3rd	$13.90	$10.08
2nd	$12.94	$10.64
1st	$15.18	$11.08
               As of February 19, 2010, there were 44.5 million shares of our common stock issued and outstanding and approximately 444 record holders of our common stock. Because brokers and other institutions hold many of our shares of existing common stock on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends
     On October 28, 2004, we announced the adoption of a dividend policy by our Board of Directors and declared our first quarterly dividend. The following table summarizes all of the dividends paid from that date forward:

Dividend Number	Announcement Date	Ex-Dividend Date	Record Date	Payment Date	Paid per Share
1	10/28/2004	12/29/2004	12/31/2004	1/19/2005	$0.185
2	3/21/2005	3/29/2005	3/31/2005	4/19/2005	$0.200
3	6/14/2005	6/28/2005	6/30/2005	7/20/2005	$0.200
4	9/16/2005	9/28/2005	9/30/2005	10/19/2005	$0.200
5	11/29/2005	12/28/2005	12/30/2005	1/18/2006	$0.200
6	2/23/2006	3/29/2006	3/31/2006	4/19/2006	$0.215
7	6/21/2006	6/28/2006	6/30/2006	7/19/2006	$0.215
8	9/15/2006	9/27/2006	9/29/2006	10/18/2006	$0.215
9	12/19/2006	12/27/2006	12/29/2006	1/17/2007	$0.215
10	3/21/2007	3/28/2007	3/30/2007	4/18/2007	$0.215
11	6/20/2007	6/27/2007	6/29/2007	7/18/2007	$0.215
12	9/18/2007	9/26/2007	9/28/2007	10/17/2007	$0.215
13	12/17/2007	12/27/2007	12/31/2007	1/17/2008	$0.215
14	3/14/2008	3/27/2008	3/31/2008	4/16/2008	$0.215
15	6/13/2008	6/26/2008	6/30/2008	7/16/2008	$0.215
16	9/15/2008	9/26/2008	9/30/2008	10/15/2008	$0.215
17	12/16/2008	12/29/2008	12/31/2008	1/21/2009	$0.215
18	3/20/2009	3/27/2009	3/31/2009	4/15/2009	$0.215
19	6/16/2009	6/26/2009	6/30/2009	7/15/2009	$0.215
20	9/21/2009	9/28/2009	9/30/2009	10/21/2009	$0.215
21	12/15/2009	12/29/2009	12/31/2009	1/20/2010	$0.215
               Based on approximately 44.5 million shares outstanding on February 19, 2010, and an assumed dividend of $0.86 per share, per annum, dividends payable during 2010 would be approximately $38.3 million.
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

Securities Authorized for Issuance under Equity Compensation Plans
               The information set forth in this Report under “Item 11—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference. For additional information on our stock incentive plans and activity, see “Note 15 — Stock Incentive Plans” in the “Notes to Consolidated Financial Statements”, included in Part IV, Item 14 of this Report.
Item 5. Selected Financial Data
Selected Historical Financial Data
               The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in Part IV, Item 14 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 6 of this report. We derived the selected consolidated financial data as of December 31, 2009, 2008, 2007, 2006 and 2005 and for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 from our audited consolidated financial statements, and accompanying notes, included in Part IV, Item 14 of this report.

(in thousands/except per share amounts)	2009	2008	2007	2006	2005
Operating Data:
Operating revenues	$346,508	$351,138	$350,454	$320,631	$297,802
Net income (loss)	34,053	(10,817)	144,136	13,278	(41,635)

Income (loss) per share — basic	$0.77	$(0.25)	$3.38	$0.32	$(1.04)
Income (loss) per share — diluted	$0.77	$(0.25)	$3.26	$0.31	$(1.04)
Cash dividends per share	$0.86	$0.86	$0.86	$0.86	$0.80

Balance Sheet Data (end of period):
Total assets	$672,929	$748,851	$663,203	$556,216	$576,413
Long-term debt, including current portion	539,350	539,641	432,996	438,213	445,578
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
               The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes and the other financial information included elsewhere in this Form 10-K.
Important Changes to Presentation
          On July 1, 2009, our incumbent local exchange carrier operations discontinued accounting for regulated enterprises as prescribed by Accounting Standards Codification (“ASC”) 980-20, and reassessed certain other related practices. As a result, we were required to:
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
               The discussion that follows in this “Item 6—Management’s Discussion and Analysis of Financial Condition and Results of Operations”, unless otherwise specifically indicated takes these foregoing changes into account. For more information regarding these matters, please see Note 2 — Discontinuance of Regulatory Accounting in Part IV, Item 14 of this Report.
Overview
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
•	activity in the oil and gas markets;

•	tourism levels;

•	military activity;

•	the cost of long-haul telecommunications bandwidth;

•	local customer preferences;

•	average usage of Internet technology:

•	unemployment levels; and

•	housing activity.
               We have observed variances in the factors affecting the Alaskan economy as compared to the U.S. as a whole. Some factors, particularly the price of oil and gas, may have the opposite effect on the Alaskan economy than the U.S. economy as a whole. In forecasting the local economic conditions that affect us, we take particular note of these factors.
               We have also responded to the difficult market conditions experienced throughout the fiscal year ended December 31, 2009 in the U.S. as a whole. During 2009, our management developed and executed a cost reduction plan designed to aggressively reduce costs while preserving the key resources necessary to fully realize growth opportunities as the market recovers. Underlying the plan was management’s belief that the challenging economic environment will present growth opportunities in certain areas our business as larger customers choose to maintain or upgrade their current communication systems in a cost effective manner. To support these trends, management focused cost reduction on elements of our operations that would not affect our ability to meet the needs of our customers in these areas.
Strategy
               Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on the following strategic imperatives:
•	Emphasis on Top-Line Growth: We emphasize revenue growth as well as growth in net cash provided by operating activities. We devote more resources to higher growth markets such as wireless, including wireless data, wireline broadband connections, including our long-haul fiber optic cables connecting our network to the Lower 48, as well as expanded strategic services to business markets, rather than to the traditional wireline voice market.

•	Investment with Discipline: We focus on gaining market share in those markets that contain high revenue producing customers. In our wireline business, we focus on deploying and selling broadband connections in each market covered by our network. We have targeted investment in deploying high-speed fiber conductivity in and between Alaska’s urban centers. We invested heavily in interstate capacity through our acquisition of Crest Communications and construction of AKORN. We have increasingly targeted carrier voice and customers with demand for sophisticated data solutions. Revenues from these customers grew 32.7% compared with last year, primarily driven by sales of advanced IP services and increases in revenues from agreements with carriers to terminate their Alaskan long distance traffic. We have directed resources towards offering wireless plans that encourage customer adoption of large monthly-minute postpaid plans and unlimited postpaid plans. By directing resources carefully, we seek to distinguish ourselves from our competitors in a cost effective way.

•	Process Improvement to Achieve Operational Excellence: While focusing resources on revenue growth and market share gains, we continually challenge our management team and employees at all levels to lower expenses and improve the customer experience through process improvements. We expect to invest in technology-assisted process improvement, including self-service initiatives. We expect efforts such as call center routing improvements, deploying self-pay kiosks and customer service tools to improve our cost structure and maintain or improve operating income margins. We continue to employ extensive analytical analyses to identify weaknesses in our business processes. As a result of past successes, we have been able to serve more customers while maintaining our workforce at or below prior levels.
•	Pay for Performance: We embrace a culture of urgency and accountability. We establish goals for all of our employees that are tied to the imperatives described above. We seek to provide our non-represented employees cash incentives and equity compensation that are tied to these goals. We design executive compensation programs carefully to align executives’ and stockholders’ long-term interests.
•	Continuous Enhancement of Products and Services: We intend to continue to introduce new services that draw upon our core competencies and that we believe will be attractive to our target customers. In considering new services, we look for market opportunities that we believe present significant growth opportunities, such as our investments in our AKORN and Northstar fiber optic cable systems and our first-to-market deployment of 3G wireless services. We also plan to selectively pursue acquisitions that will enable us to broaden our service offerings.
     We aim to create value for our shareholders by carefully investing cash flows generated by the business in specific opportunities and transactions that support these imperatives. In addition, we use our cash flows to maintain and grow our dividend payout to shareholders. In light of continued uncertainty in the U.S. credit markets, our Board of Directors has continued to maintain our current $0.86 per share annual dividend policy. Under this policy, the company returned approximately $38.1 million in cash dividends to our stockholders during 2009.
Revenue Sources by Segment
     Wireline
     Revenue from our wireline business services is generated from retail, wholesale and enterprise customer segments as well as from the provision of network access services to interexchange and wireless carriers.
     Our Retail Business:
               We generate revenue from retail residential and business customers primarily from:
•	basic local telephone service including features to customers within our service areas;

•	ISP services including DSL and dial up;

•	long distance services;

•	space and power services to business customers; and

•	CPE sales to business customers.
               The number of local telephone customers we serve continues to steadily decline. We expect this trend to continue.
               The table below sets forth subscriber numbers as of December 31, 2009, 2008 and 2007:

	As of December 31
	2009	2008	2007
Local telephone	163,914	174,524	185,658
Annual growth rate	-6.1%	-6.0%	-4.7%
DSL	46,612	47,648	47,501
Annual growth rate	-2.2%	0.3%	7.8%
Dial up	5,565	6,741	9,125
Annual growth rate	-17.4%	-26.1%	-27.5%
Long distance	61,469	64,252	65,256
Annual growth rate	-4.3%	-1.5%	2.0%
     Our Wholesale Business:
     We generate revenue from wholesale customers primarily from:
•	providing competitive local service to CLECs on either a wholesale or UNE basis as prescribed under the Telecommunications Act;

•	carrier billing and collection services; and

•	providing carriers with access to space and power at our central office locations.

               The number of telephone lines we serve on a wholesale basis has continued to decline. The rate of wholesale line loss has outpaced the rate of retail line loss generally and has accelerated since 2005. This accelerated decline is primarily a result of a specific CLEC customer migrating its customers onto its own cable telephony plant. The table below sets forth subscriber numbers as of December 31, 2009, 2008 and 2007:

	As of December 31
	2009	2008	2007
UNE and resale local	21,625	26,844	40,696
Annual growth rate	-19.4%	-34.0%	-29.7%
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
     Wireless
               Our business provides wireless voice and data services, other value-added services across our owned and operated network in Alaska and across the Lower 48 states, Hawaii and Canada with our roaming partners. We generate wireless revenue primarily from:
•	sale of pre-paid and post-paid wireless voice plans to our Alaskan subscribers;

•	sale of value-added feature services, including data, to our Alaskan subscribers;

•	equipment sales;

•	providing the Lower 48 and Canadian carriers with roaming access to our network for their subscribers; and

•	CETC subsidies.
               Our wireless business has been a principal driver of revenue growth since 2005. However, with an increase in competition, higher penetration rates and limited access to data centric devices, we experienced a loss of subscribers in 2009.
               The table below sets forth subscriber numbers as of December 31, 2009, 2008 and 2007:

	As of December 31
	2009	2008	2007
Retail wireless	137,072	147,793	144,449
Annual growth rate	-7.3%	2.3%	10.3%
Wholesale wireless	293	346	1,999
Annual growth rate	-15.3%	-82.7%	-33.7%

Results of Operations
               The following table summarizes our company’s operations for the years ended December 31, 2009, 2008, and 2007. Net income for the year ended December 31, 2009 was affected by an extraordinary gain related to the write-off of jurisdictional assets and liabilities required by the discontinuance of regulatory accounting. Net income for the year ended December 31, 2008 was affected by an impairment charge on goodwill and intangible assets of $29.6 million. Net income for the year ended December 31, 2007 was affected substantially by an income tax benefit of $111.2 million arising out of the full release of our valuation allowance for deferred tax assets.

($ in thousands, except per share data)	2009	2008	2007
Operating revenues:
Wireline
Retail	$85,506	$89,283	$92,595
Wholesale	11,485	14,369	17,837
Access	63,137	71,185	80,807
Enterprise	45,360	34,187	23,167

Wireline	205,488	209,024	214,406
Wireless	141,020	142,114	136,048

Total operating revenues	346,508	351,138	350,454

Operating expenses:
Wireline
Cost of services and sales	82,477	73,194	71,575
Selling, general and administrative	67,373	75,409	74,949
Wireless
Cost of services and sales	53,652	58,829	51,666
Selling, general and administrative	24,276	24,483	21,168
Depreciation and amortization	81,358	74,002	71,337
Loss on disposal of assets	4,327	750	248
Loss on impairment of goodwill and intangible assets	—	29,641	—

Total operating expenses	313,463	336,308	290,943

Operating income	33,045	14,830	59,511

Other income and expense:
Interest expense	(38,411)	(34,072)	(28,386)
Loss on extinguishment of debt	—	—	(355)
Interest income	91	1,695	2,020
Other	—	(245)	152

Total other income and expense	(38,320)	(32,622)	(26,569)

Income (loss) before income tax expense	(5,275)	(17,792)	32,942

Income tax benefit	1,982	6,975	111,194

Income (loss) before extraordinary item	(3,293)	(10,817)	144,136

Gain on extraordinary item, net of taxes	37,346	—	—

Net income (loss)	$34,053	$(10,817)	$144,136

Year ended December 31, 2009 Compared to the Year ended December 31, 2008
     Wireline
          Operating Revenues
               Retail: Retail revenue decreased by $3.8 million or 4.2% to $85.5 million, in 2009. Declines in retail switched access lines in service in 2009 were concentrated in the residential market which we believe is impacted by wireless substitution. Retail revenue decreased primarily due to $2.4 million declines in local exchange revenue associated with residential line losses, a $1.5 million decline in CPE sales to businesses and a $1.4 million decline in long distance sales. These losses were offset, in part, by a $0.9 million increase in revenue from our existing ISP subscriber base and a $1.2 million release of company liabilities for deposits made by commercial developers.
               Wholesale: Wholesale revenues decreased by $2.9 million, or 20.1%, in 2009. We believe this decrease is primarily attributable to the ongoing migration of lines by our key competitor to its proprietary cable telephony plant. We expect that wholesale revenue will continue to decline.
               Access: Access revenue declined $8.0 million or 11.3%, primarily reflecting lower levels of eligible cost recovery, lines in service, traffic sensitive activity levels and reserve adjustments. We expect access revenues to continue to decline over time.
               Enterprise: Enterprise revenue increased $11.2 million or 32.7% in 2009, primarily reflecting our commercial launch of AKORN in April 2009 and our acquisition of Crest in October 2008, which together, positioned ACS to capture a greater share of the carrier customer voice and commercial data market in the Lower 48. We experienced an increase of $14.1 million in data sales which was offset, in part, by a $2.1 million decline in wholesale carrier voice revenue and a $1.1 million decline in revenue from an expired capacity exchange agreement with another carrier. We expect Enterprise revenues to increase as we gain share in the provision of IP data services to carrier, federal and commercial customers.
     Wireless
               Wireless revenue declined 0.8% to $141.0 million in 2009 as compared to $142.1 in 2008.Voice revenue declined $7.0 million consistent with the 7.3% decline in subscribers from 148,139 to 137,365, largely due to limited access to data centric handsets. Equipment and accessory revenue declined $3.0 million and roaming revenue from non-ACS customers decreased $1.2 million. Offsetting these decreases was an increase of $6.4 million in CETC revenue, and $3.7 million in data revenue due to the adoption of smart phones and the growing popularity of data rich features.
Operating Expense
     Wireline: Wireline operations include local telephone, Internet, interexchange and cable systems operating costs.
               Cost of Services and Sales — Wireline cost of services and sales increased $9.3 million to $82.5 million in 2009 primarily reflecting a $2.2 million increase in labor, $2.0 million increase in service contracts and $1.4 million increase in land and building charges which were all primarily related to our new cable operations. Additionally, we experienced an increase of $1.8 million in ISP access and leased circuits, $0.7 million in DSL COGS and incurred a $1.0 million charge related to the repudiation of a contract commitment from a bankrupt vendor.
               Selling, General and Administrative Costs — Wireline Selling, General and Administrative (“SG&A”) expenses decreased $8.0 million to $67.4 million due to $8.0 million in labor expenses, inclusive of a $5.0 decrease in stock compensation expense, and a $1.7 million decline in advertising expenses. Offsetting these decreases was an increase in bad debt expense of $0.7 million primarily driven by an out-of-period true up to write off uncollectible accounts.
     Wireless:
               Cost of Services and Sales — Wireless costs of services and sales decreased $5.2 million to $53.7 million primarily driven by reductions of $3.3 million in handset, accessory and data content expense; and $1.4 million in costs associated with backhaul for our wireless footprint.
               Selling, General and Administrative — Wireless SG&A expenses in 2009 were $24.3 million as compared to $24.5 million in 2008, with a $2.0 million increase in advertising expense offsetting a $1.6 million decrease in labor expenses.
     Depreciation and Amortization: Depreciation and amortization expense increased 9.9% in 2009 to $81.4 million as compared to $74.0 million in 2008. The increase reflects the change in maximum reserve levels on our regulated subsidiary assets resulting in an increase in expense as depreciation recommences for residual values in asset classes that had previously been fully depreciated under regulatory accounting. Also contributing to the increase in depreciation expense was the increase in our depreciable asset base due to the addition of AKORN in the second quarter of 2009 and the Crest assets during the fourth quarter of 2008.
     Loss on Disposal of Assets: The loss on disposal of certain property was $3.6 million higher than the prior year primarily due to impairment charges for certain IT projects.
     Loss on Impairment of Goodwill and Intangible Assets: As a result of our impairment test in the fourth quarter of 2008, we determined that $29.6 million of goodwill and intangibles were impaired on our wireline segment. The goodwill impairment charge was primarily driven by adverse equity market conditions, the industry transition from wireline to wireless products and services, decreases in current market multiples and the decline in our stock price throughout 2008. This charge reduced goodwill, but does not impact our overall business operations or cash flows. The tax benefit derived from recording the impairment charge was recorded as a deferred tax asset.
     Other Income and Expense: Other income and expense for 2009 is a net expense which increased to $38.3 million as compared to a net expense of $32.6 million in 2008. The $5.7 million net increase compared to 2008 is due to reductions of capitalized interest on fixed assets in the course of construction following the commercial launch of AKORN in April 2009; higher interest expense on the $125.0 million, 5.75% Convertible Notes issued April 8, 2008; and a decline in interest income due to a reduced amount of excess investible cash. Affecting interest expense on the $125.0 million, 5.75% Convertible Notes was the adoption of FASB FSP 14-1, Accounting for Convertible Debt that may be Settled in Cash Upon Conversion (ASC Topic 470-20, Debt with Conversion and Other Options ) on January 1, 2009. The adoption of FASB FSP 14-1 required us to separate the portion of the debt that is related to the conversion feature from the portion related to the debt feature. The portion of the debt related to the conversion feature is considered equity and the principal amount of the debt is discounted by the equity portion. The discount is amortized over the life of the debt as additional interest expense resulting in non-cash interest expense of $4.4 million and $2.9 million in 2009 and 2008, respectively.
     Income Taxes: Income taxes are currently being calculated using our estimated effective tax rate for the year ended December 31, 2009 of 37.6%. At December 31, 2009 we had federal tax net operating loss (“NOL”) carry forwards of approximately $174.2 million and state NOL carry forwards of $150.8 million. Income tax expense will not involve a significant cash outflow until these NOLs are exhausted.
     Extraordinary Item: The discontinuance of regulatory accounting required us to write off all previously held jurisdictional assets and liabilities. As our jurisdictional liability represented the regulatory equivalent of an asset retirement obligation, we also assessed our regulatory assets to determine the ARO required under ASC 410. The impact of extinguishing our jurisdictional liability, net of the portion of the liability representing the ARO for regulated assets required by ASC 410, was recorded as an extraordinary item of $37.3 million, net of taxes.
     Net Income (loss): Net income was $34.1 million in 2009 compared to a net loss of $10.8 million in 2008. The year over year change from net loss to net income primarily reflects the $37.3 million extraordinary gain recognized in 2009 relating to the extinguishment of our jurisdictional liability, compared to a goodwill impairment charge of $29.6 million assessed against our wireline segment in 2008.
Year ended December 31, 2008 Compared to the Year ended December 31, 2007
     Wireline
          Operating Revenues
               Retail: Retail revenue decreased by $3.3 million, or 3.6%, to $89.3 million in 2008. The decrease was driven by a $3.1 million decline in local exchange revenue primarily associated with residential line losses, a $0.8 million decline in long distance sales, $0.3 million in lower CPE sales to businesses, and a $0.6 million decrease in dial up ISP revenue. These losses were offset, in part, by a $1.6 million increase in revenue from our DSL subscriber base.
               Declines in retail switched access lines in service of 6.0% in 2008 were concentrated in the residential market and were driven by wireless substitution and competition.
               Wholesale: Wholesale revenues decreased by $3.5 million, or 19.4%, to $14.4 million in 2008 due to declines in UNE and wholesale local revenue which is primarily attributable to the ongoing migration of lines leased to our key competitor to cable telephony, offset in part by a negotiated increase in rates. These losses were partially offset by higher revenues from billing and collection, and space and power services.
               As a result of the ongoing migration of lines over to cable telephone, total UNE and wholesale lines declined by 34.0% in 2008 to 26,844. As a result of ongoing declines in UNE and wholesale local lines, we expect that wholesale revenue will decline as a component of wireline revenue for the foreseeable future.
               Access: Access revenues decreased by $9.6 million, or 11.9% to $71.2 million in 2008. In 2008 and 2007, we benefited from in net out of period settlements and net reserve releases of $6.3 million and $10.1 million, respectively. The 2008 out of period revenue included a $5.5 million reserve release related to refundable USF support while the 2007 settlement included $5.4 million in settlements with NECA and Universal Service Administrative Company (“USAC”) for our cost studies.
               In addition, high-cost loop support decreased by $2.7 million, intrastate revenue decreased by $1.8 million due to lower demand, driven in part, by the continued shift of voice traffic to wireless networks and we experienced a decrease of $1.5 million in interstate revenue due to a reduction in recoverable costs.
               Enterprise: Enterprise revenue increased by $11.0 million, or 47.6% to $34.2 million, in 2008 due to $6.8 million in revenue from the provision of virtual network facilities to Lower 48 carriers for long distance voice termination, $1.1 million from higher sales of advanced network services to large business and government customers, and $2.1 million from a capacity exchange agreement with another carrier.
     Wireless
               Wireless revenue increased $6.1 million, or 4.5%, to $142.1 million for the year ended December 31, 2008 compared to $136.0 million for the year ended December 31, 2007. This increase is due primarily to the following:
•	growth in subscribers of 1.2% to 148,139 from 146,448 for the year ended December 31, 2008 and 2007, respectively;

•	higher phone and accessory sales in the year ended December 31, 2008 resulting in $10.9 million of handset revenue compared to $9.2 million for the year ended December 31, 2007; and

•	higher revenue from non-ACS customers roaming on our network resulting in third party roaming revenue increasing to $20.5 million from $18.1 million for the year ended December 31, 2008 and 2007, respectively.
               Offsetting these gains was a decrease in average revenue per unit (“ARPU”) of 2.5% to $61.01 from $62.58 for the year ended December 31, 2008 and 2007, respectively, following measures taken to match national pricing points for voice plans.
          Operating Expense
     Wireline: Wireline operating expenses, which include local telephone, Internet, interexchange and cable systems operating costs were $148.6 million and $146.5 million in 2008 and 2007, respectively.
                    Cost of Services and Sales — Wireline cost of services and sales increased by $1.6 million over the prior year due to a $3.5 million increase in LD interstate COGS, a $2.0 million increase in long haul cable start up costs and a $0.8 million increase in land and building charges. Offsetting these increases were decreases of $1.7 million in DSL COGS, $1.6 million in B&C contracts, $0.9 million in ISP access and leased circuit expenses and $0.6 in labor expenses.
                    Selling, General and Administrative — Wireline SG&A expenses increased by $0.5 million, over the prior year due a $1.8 million non-recurring expense benefit in the prior year due to a favorable settlement of a long-term property tax dispute, a $0.8 million increase in long haul cable start up costs, offset in part by a decrease of $0.6 in labor and $0.6 million in advertising expenses.
     Wireless:
                    Cost of Services and Sales — Wireless costs of services and sales increased by $7.2 million or 13.9% to $58.8 million. The increase is primarily attributable to an increase of $4.3 million in costs associated with backhaul for our expanded wireless footprint and $3.0 million in handset, accessory and data content expense.
                    Selling, General and Administrative — Wireless SG&A expenses increased $3.3 million to $24.5 million in 2008 as compared to $21.2 million in 2007, primarily due to a $1.5 million increase in employee sales and service costs and an increase of $1.2 million in advertising expense.
               Depreciation and Amortization: Depreciation and amortization expense increased $2.7 million, or 3.7%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The change is due to an increase in depreciable asset base partially offset by a number of asset classes reaching their maximum depreciable lives.
               Loss on Disposal of Assets: The loss on disposal of certain property increased by $0.5 million primarily due to the termination of our satellite TV distribution agreement in 2008.

               Loss on Impairment of Goodwill and Intangible Assets: As a result of our impairment test in the fourth quarter of 2008, we determined that $29.6 million of goodwill and intangibles were impaired on our wireline segment. The goodwill impairment charge is primarily driven by adverse equity market conditions, the industry transition from wireline to wireless products and services, decreases in current market multiples and the decline in our stock price throughout 2008. This cash charge reduces goodwill, but does not impact our overall business operations or cash flows. The tax benefit derived from recording the impairment charge was recorded as a deferred tax asset.
               Other Income and Expense: Other income and expense was a net expense of $32.6 million in the year ended December 31, 2008, an increase of 22.8% from the $26.6 million in the year ended December 31, 2007. The increase is primarily attributable to the increase in interest expense in 2008 associated with our new 5.75% convertible debt instrument.
               Income Taxes: In the year ended December 31, 2008, we recorded a tax benefit of $7.0 million related to the build up of deferred tax assets from our $17.8 million book loss. In the year ended December 31, 2007, we recorded a net benefit of $111.2 million when we reversed 100% of our valuation allowance. We released the reserve as we believed it was more likely than not, that all of the deferred tax assets would be realized based on the weight of all available evidence, including two years of positive net income and our projected earnings. In 2008, if it were not for the bonus depreciation taken for tax purposes allowed under the “Economic Stimulus Act of 2008”, we would have recorded income for tax purposes.
               Net Income (loss): We recorded a loss of $10.8 million in 2008, compared with income of $144.1 million in 2007. The change is primarily the result of incurring a goodwill impairment charge of $29.6 million assessed against our wireline segment in 2008, while 2007 benefited from the reversal of the $122.5 million valuation allowance for our deferred tax asset.
Liquidity and Capital Resources
     A summary of significant sources and use of funds for the years ended December 31, 2009 and 2008 is as follows:

($ in thousands)	2009	2008
Net cash provided by operating activities	$96,680	$96,177
Net change in funds held in restricted accounts	$14,674	$(17,928)
Investment in construction and capital expenditures	$(54,209)	$(129,912)
Change in unsettled construction and capital expenditures	$(7,155)	$6,056
Net borrowings (repayments)	$(5,882)	$127,168
Payment of cash dividend on common stock	$(38,089)	$(37,287)
Interest paid	$(35,488)	$(31,175)
     Sources
               We have satisfied our cash requirements for the year ended December 31, 2009 for operations, capital expenditures and debt service primarily through internally generated funds and other financing activities, including use of funds drawn from our revolving credit facility. For the year ended December 31, 2009, our net cash flows provided by operating activities were $96.7 million. At December 31, 2009, we had $6.3 million in cash and cash equivalents; and $5.8 million in restricted cash. As of December 31, 2009, we had full access to our $45.0 million revolving credit facility. The $14.7 million decline in restricted cash during 2009 reflected the resolution of an outstanding claim with Crest selling shareholders of $4.3 million, the release from escrow of $0.7 million toward capital project funded by the Crest selling shareholders, expiration of a contract liability with the State of Alaska resulting in the release of the related $1.0 million deposit, and the $8.6 million payment to the prime contractor for completion of the AKORN project.
               As of December 31, 2009, total long-term obligations outstanding, including current portion, were $539.4 million consisting of a $425.9 million draw from our 2005 senior credit facility, $107.5 million of convertible notes net of a $17.5 million debt discount and $6.0 million in finance lease obligations. The $425.9 million term loan under the 2005 senior credit facility was drawn on February 1, 2005, July 15, 2005, and February 22, 2006 and generally bears interest at an annual rate of London Inter-Bank Offered Rate (“LIBOR”) plus 1.75%, with a term of seven years from the first closing date and no scheduled principal payments before maturity. To the extent the revolving credit facility under the 2005 senior credit facility remains undrawn we will pay an annual commitment fee of 0.375% of the undrawn principal amount over its term. We also entered into floating-to-fixed interest rate swaps with total notional amounts of approximately, $85.0 million, $40.0 million, $115.0 million and $52.9 million. This swaps the floating interest rate on a substantial portion of the term loan borrowings under the 2005 senior credit facility for a further one to two years at a fixed rate of 6.25%, 6.18%, 6.71% and 6.75% per year, respectively, inclusive of the 1.75% premium over LIBOR. Swaps with a notional value of $135.0 million and a fixed cost, inclusive of the 1.75% premium over LIBOR, matured on December 31, 2009. The swaps are accounted for as cash flow hedges.
               Our 2005 senior secured credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and payment of dividends. The 2005 senior credit facility also requires that we achieve certain financial ratios quarterly including a total leverage ratio, senior secured leverage ratio and a fixed charge coverage ratio and we are currently operating comfortably within these restrictions. These measures are defined more specifically below:
     Total Leverage Ratio
               Our “total leverage ratio” may not exceed 5.25 to 1. “Total leverage ratio” means, generally, as at the last day of any fiscal quarter, the ratio of our (a) total debt to (b) Adjusted EBITDA (more specifically defined below) for the period of four of our consecutive fiscal quarters ended on such date, all determined on a consolidated basis in accordance with GAAP.
     Senior Secured Leverage Ratio
               Our “senior secured leverage ratio” may not exceed 4.40 to 1. “Senior Secured Leverage Ratio” means, as of the last day of any fiscal quarter, the ratio of our (a) senior secured debt to (b) Adjusted EBITDA (more specifically defined below).
     Fixed Charges Coverage Ratio
               Our “fixed charges coverage ratio” may not exceed 2.75 to 1. The ratio of (a) “Adjusted EBITDA” to (b) “Fixed Charges” is defined specifically in our senior credit facility, and more generally, below:
               “Adjusted EBIDTA” means, consolidated net income, plus the sum of:
•	consolidated interest expense;

•	provision for income taxes based on income;

•	depreciation and amortization expense,

•	unrealized losses on financial derivatives

•	non-cash, stock-based compensation expense,

•	extraordinary, non-recurring or unusual losses;

•	the cumulative effect of a change in accounting principles; and

•	all other non-cash charges that represent an accrual for which no cash is expected to be paid in the next twelve months;

minus (to the extent included in determining consolidated net income) the sum of:

•	unrealized gains on financial derivatives;

•	extraordinary, non-recurring or unusual gains;

•	gains on sales of assets other than in the ordinary course of business; and

•	all other non-cash income.
               “Fixed charges” means (a) cash interest expense plus (b) income tax.
               Our $425.9 million 2005 senior secured credit facility matures in February 2012 while our $45.0 million revolver expires in February 2011. We intend to access the capital markets to issue a new senior secured facility to raise sufficient net proceeds to pay down our 2005 senior secured facility on or before the 2011 expiration of our existing $45.0 million revolver. In conjunction with extending our debt maturity profile, we also intend to enter into a new and extended revolver agreement. In addition, we intend to access the capital markets to raise new debt to pay down our $125.0 million convertible notes before their November 2012 first put date.
     Uses
               Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been, and continue to be, significant. Cash outflows for capital expenditures for the year ended December 31, 2009 were $61.4 million, inclusive of $7.2 million in net settlements of capital expenditure payables. New capital acquisition for 2009 totaled $54.2 million, inclusive of $3.6 million in capitalized interest, of which $13.2 million was expended on growth initiatives.

               Future capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, and our decision to pursue specific acquisition and investment opportunities. We intend to fund future capital expenditures with cash on hand and net cash generated from operations.
               Cash interest expense, net of cash interest income, for 2009 was $35.5 million. Through a series of interest rate swap transactions, interest on 68% of our term loan is effectively fixed at an annual rate of 6.5%. Our $125.0 million convertible debt has a fixed coupon of 5.75%.
               From time to time we make purchases of our outstanding debt securities on the open market, in negotiated transactions or on available call dates. The timing and amount of such purchases, if any, depend upon cash needs and market conditions, among other things. While under the terms of our term loan we may also be required to make certain prepayments based on annual gains in our restricted payment baskets, we were not required and did not make term loan prepayments during 2009.
               Since October 28, 2004, we have paid quarterly dividends on our common stock. Based on current shares outstanding at February 19, 2009 of approximately 44.5 million shares and our current annual dividend policy of $0.86 per share, maintenance of our current dividend policy would result in $38.3 million in cash being paid to common stockholders over the next four quarters. Dividends on our common stock are not cumulative.
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
     Other Material Obligations and Commitments
               Current accounting standards require us to disclose our material obligations and commitments to making future payments under contracts, such as debt and lease agreements, and other contingent commitments, such as debt guarantees. We disclose our contractual long-term debt repayment obligations in “Note 11 — Long-term Obligations” and our capital and operating lease payments in “Note 7 — Property, Plant and Equipment”, in our consolidated financial statements provided in this report.
Contractual Obligations
               Our contractual obligations as of December 31, 2009, are in the following table. Generally, long-term liabilities are included in the table based on the year of required payment or an estimate of the year of payment. Such estimates of payment are based on a review of past trends for these items, as well as a forecast of future activities. Certain items were excluded from the following table where the year of payment is unknown and could not be reliably estimated.
               Many of our other non-current liabilities have been excluded from the following table due to the uncertainty of the timing of payments, combined with the absence of historical trending to be used as a predictor of such payments.

	Total	2010	2011-2012	2013-2014	Thereafter
Long-term debt	$550,889	$—	$550,889	$—	$—
Interest on long-term debt	63,605	27,267	34,018	1,732	588
Capital leases	5,969	793	1,866	1,074	2,236
Operating leases	78,760	7,818	12,089	10,699	48,154
Unconditional purchase obligations	43,299	13,819	14,411	10,290	4,779

Total contractual cash obligations	$742,522	$49,697	$613,273	$23,795	$55,757

Off-Balance Sheet Arrangements
               We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in leasing, hedging, research and development services, or other relationships that expose us to any material liabilities that are not reflected on our balance sheet or included in “Contractual Obligations” above.
Critical Accounting Policies and Estimates
               The preparation of our consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
               We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional discussion on the application of these and other significant accounting policies, see “Note 1—Summary of Significant Accounting Policies” to our consolidated financial statements provided in Part IV, Item 14 of this report. We consider these policies and estimates critical because they had a material impact, or they have the potential to have a material impact, on our financial statements and they require significant judgments, assumptions or estimates.
     Regulatory and Intercompany Accounting
               Our consolidated financial statements include all majority-owned subsidiaries. Prior to July 1, 2009, our local telephone company subsidiaries charge other subsidiaries based on regulated rates for telecommunications services. Intercompany revenue between regulated local telephone companies and all other subsidiaries were not eliminated upon consolidation, in accordance with the accounting principles prescribed by ASC 980. Other intercompany balances were eliminated upon consolidation.
               As of July 1, 2009, we discontinued using the accounting principles prescribed by ASC 980. Historically, consistent with the application of ASC 980 and industry practice, intercompany revenues between our regulated local telephone companies and all other subsidiaries were not eliminated upon consolidation. With the discontinuance of regulatory accounting we now eliminate intercompany revenue between our regulated local telephone and all other subsidiaries. Further, we revised our statement of operations to distinguish our cost of services and sales from our SG&A expenses. Under ASC 980, we accounted for bad debt expense as a reduction of revenue. We now account for bad debt expense as SG&A expense.
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
               Additionally, we establish a bad debt reserve against uncollectible revenues incurred during the period. These estimates are derived through a quarterly analysis of account aging profiles and a review of historical recovery experience. We adjust the reserve when receivables are deemed to be uncollectible or otherwise paid. Changes in our bad debt reserve are included in our SG&A expenses.
               We recognize access revenue when we earn it. We participate in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available for the Company and the other telephone companies. To the extent that disputes arise over revenue settlements, we defer revenue collected until settlement methodologies are resolved and finalized. Although we have withdrawn from interstate access pools, we have a remaining liability for certain periods prior to July 1, 2009. Accordingly, at December 31, 2009, our deferred revenue was $3.3 million as compared to $6.4 million at December 31, 2008. This decline primarily reflects the result of refunds, the settlement of prior period claims and settlements with National Exchange Carrier’s Association (“NECA”) and Universal Service Administration Corporation (“USAC”) regarding cost studies.
     Debt Issuance Costs and Debt Discounts
               Underwriting and other issuance costs associated with the issuance of the Company’s senior credit facility and senior unsecured notes are being amortized using the straight-line method, which approximates the effective interest method, over the term of the debt. During 2008, the Company capitalized debt issuance costs of $4.4 million incurred in the course of its convertible debt offering. Amortization of debt issuance costs in the “Consolidated Statement of Cash Flows” for 2009, 2008 and 2007, was $2.6, $2.4 and $2.0 million, respectively.
               The Company’s 5.75% Convertible Notes have an equity portion that is attributable to their conversion feature. In 2009, the Company retrospectively recognized a debt discount to account for the value of this conversion feature. Debt discounts are amortized using the effective interest method. Amortization of debt discounts, in the “Consolidated Statement of Cash Flows” for 2009, 2008 and 2007, were $4.4, $2.9 and $0.1 million, respectively.
     Income Taxes
               We use the asset-liability method of accounting for income taxes and account for income tax uncertainties using a threshold of “more-likely-than-not”. Under the asset-liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. In the future, our deferred tax assets may be reduced by a valuation allowance if that management determines it is more likely than not that the value of our deferred tax assets will not be fully realized.
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
     Recently Adopted Accounting Pronouncements
               In February 2008, the FASB issued Financial Statement of Position (“FSP”) SFAS 157-2, Effective Date of FASB Statement No. 157, (ASC Topic 820 Subtopic 10) which deferred the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB also issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. On January 1, 2008, we adopted, without material impact on our consolidated financial statements, the provisions of SFAS No. 157 related to financial assets and liabilities and to non-financial assets and liabilities measured at fair value on a recurring basis. Beginning January 1, 2009, the we adopted the provisions required related to nonfinancial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, non-financial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. The adoption had no effect on our financial presentation.
               In April 2009, the FASB issued FASB Staff Position (“FSP”) 107-1 and Accounting Principals Board (“APB”) 28-1 Interim Disclosures about Fair Value of Financial Instruments (ASC Topic 825 Subtopic 10) requiring companies to disclose the fair value of financial instruments in interim financial reports. We adopted the provisions of this FSP beginning with the quarter ended September 30, 2009.
               Also in April 2009, the FASB issued FSP 115-2 and 124-2 Recognition and Presentation of Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities (ASC Topic 320 Subtopic 10) requiring additional disclosure related to the impairment of certain debt and equity securities. We adopted the provisions of this FSP with the quarter ended September 30, 2009. The adoption had no effect on our financial presentation.
               In May 2009, the FASB issued FAS 165 Subsequent Events (ASC Topic 855) requiring public companies to evaluate subsequent events through the date the financial statements are filed with the Securities and Exchange Commission. We adopted this pronouncement during the quarter ended June 30, 2009. See Note 22 — “Other Events” for the required disclosure.
               In June 2009, the FASB issued FAS 168 The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (ASC Topic 105), which replaces the current pronouncement system with the Accounting Standards Codification. We adopted this pronouncement beginning with the quarter ended June 30, 2009.
               On July 1, 2009, we applied the provisions of ASC Topic 980 Subtopic 20, Discontinuance of Rate-Regulated Accounting (“ASC 980-20”). See Note 2 — “Discontinuance of Regulatory Accounting” for a complete discussion of the effects of applying these rules.
     Recently Issued Accounting Pronouncements
               In October 2009, FASB approved for issuance the Accounting Standards Update, or ASU, 2009-13 (formerly

EITF 08-01, Revenue Arrangements with Multiple Deliverables (currently within the scope of ASC 605-25)). This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. ASU 2009-13 introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact of adopting this pronouncement.
Item 6A. Quantitative and qualitative disclosures about market risk
               As of December 31, 2009, we had our 2005 senior credit facility and 5.75% convertible notes outstanding. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under our 2005 senior credit facility.
               The table below provides information about our sensitivity to market risk associated with fluctuations in interest rates as of December 31, 2009. To the extent that our financial instruments expose us to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related expected interest rates by year of maturity for our 2005 senior credit facility, 5.75% convertible notes due in 2013, and capital leases and other long-term obligations outstanding at December 31, 2009. Weighted average variable rates for the 2005 senior credit facility are based on implied forward rates in the LIBOR yield curve as of December 31, 2009. Fair values as of December 31, 2009 included herein have been determined based on (i) quoted market prices for the 2005 senior secured credit facility; and (ii) quoted market prices for the 5.75% convertible notes. Our consolidated financial statements contain descriptions of the 2005 senior credit facility, 5.75% convertible notes and capital leases and other long-term obligations and should be read in conjunction with the table below.

								Fair
($ in thousands)	2010	2011	2012	2013	2014	Thereafter	Total	Value
Interest Bearing Liabilities

2005 bank credit facility	$—	$—	$425,889	$—	$—	$—	$425,889	$402,465
Weighted average interest rate (var)	3.42%	4.04%	4.26%				3.75%

5.75% convertible notes due 2013	$—	$—	$125,000	$—	$—	$—	$125,000	$97,280
Average interest rate (fixed)	5.75%	5.75%	5.75%				5.75%

Captial lease and other long-term	$793	$885	$981	$726	$348	$2,236	$5,969	$5,969
Average interest rate (fixed)	10.24%	10.31%	10.43%	10.56%	10.57%	10.66%	10.44%

Interest Rate Derivatives

Variable to fixed interest rate swap
Notional amount	$85,000	$—	$—	$—	$—	$—	$85,000	$(894)
Fixed rate payable	4.50%						4.50%
Weighted average variance
Rate receivable (payable)	-4.25%						-4.25%

Notional amount	$—	$40,000	$—	$—	$—	$—	$40,000	$(2,198)
Fixed rate payable	4.43%	4.43%					4.43%
Weighted average variance
Rate receivable (payable)	-3.79%	-2.66%					-3.30%

Notional amount	$—	$115,000	$—	$—	$—	$—	$115,000	$(7,993)
Fixed rate payable	4.96%	4.96%					4.96%
Weighted average variance
Rate receivable (payable)	-4.32%	-2.82%					-3.57%

Notional amount	$—	$52,900	$—	$—	$—	$—	$52,900	$(3,711)
Fixed rate payable	5.00%	5.00%					5.00%
Weighted average variance
Rate receivable (payable)	-4.36%	-2.85%					-3.61%
Total derivative fair value								$(14,796)

               Liquidity Risk
               We currently hold a $0.9 million portfolio of auction rate securities. These investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. During 2008, we concluded that these investments were other-than-temporarily impaired and an impairment charge was taken to the income statement of $0.2 million. Quarterly reviews in 2009 resulted in no further impairment. We may need to access these funds for operational purposes during the time that these investments are expected to remain illiquid.
               Our substantial debt, specifically its term and maturity, could have a material adverse effect on our available liquidity. See the matters described in “Item 1A — Risk Factors — Risks Related to Our Debt.”
Item 7. Financial Statements and Supplementary Data
               Consolidated financial statements of Alaska Communications Systems Group, Inc. and Subsidiaries are submitted as a separate section of this Form 10-K. See Index to Consolidated Financial Statements and Schedule, which appears on page F-1 hereof.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
               None
Item 8A. Controls and Procedures
          (A) Evaluation of Disclosure Controls and Procedures.
               As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
          (B) Management’s Report on Internal Control over Financial Reporting.
               Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.
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
               There was no change in our internal control over financial reporting that occurred in the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 8B. Other Information
               Not applicable.

PART III
Item 9. Directors and Executive Officers of the Registrant
               The information required by this item is incorporated into this 10-K by reference our Proxy Statement for our 2010 Annual Meeting of Stockholders.
Item 10. Executive Compensation Summary Compensation Table
               Information on compensation of our directors and executive officers is incorporated into this 10-K by reference our Proxy Statement for our 2010 Annual Meeting of Stockholders.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
               Information with respect to security ownership of certain beneficial owners and management is incorporated into this 10-K by reference our Proxy Statement for our 2010 Annual Meeting of Stockholders.
Securities Authorized for Issuance under Equity Compensation Plans
               As of December 31, 2009, the number of securities remaining available for future issuance under equity compensation plans includes 3,357,124 shares under the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan, 215,861 shares under the ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan, and 178,121 shares under the Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan. All shares reserved under the non-qualified stock option agreement between Liane Pelletier and Alaska Communications Systems Group, Inc. have been awarded through stock options. See “Note 15 — Stock Incentive Plans”, to the Alaska Communications Systems Group, Inc. Consolidated Financial Statements for further information on our equity compensation plans.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon		compensation plans
	exercise of	Weighted-average exercise	(excluding
	outstanding	price of outstanding	securities
	options, warrants	options, warrants and	reflected in column
	and rights	rights	(a))
Equity compensation plans	(a)	(b)	(c)
Approved by security holders:
Stock options	1,810,632	$9.86
Restricted stock	1,276,044	$—	3,751,106

Not approved by security holders:
Stock options	200,000	$4.50
Item 12. Certain Relationships and Related Transactions
               Information with respect to such contractual relationships is incorporated into this 10-K by reference our Proxy Statement for our 2010 Annual Meeting of Stockholders.
Item 13. Principal Accountant Fees and Services
               Information on our audit committee’s pre-approval policy for audit services and information on our principal accountant fees and services is incorporated into this 10-K by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders.

PART IV
Item 14. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
Our consolidated financial statements are submitted as a separate section of this Form 10-K. See Index to Consolidated Financial Statements and Schedule which appears on page F-1.
2. Financial Statement Schedule
Our financial statement schedules for the Company and its subsidiaries are submitted as a separate section of this Form 10-K. See Index to Consolidated Financial Statements and Schedule that appears on page F-1 hereof.
(b) Exhibits. The exhibits to this report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are exhibits of the Registrant and are incorporated herein by reference as exhibits thereto.

Exhibit No.	Exhibit	Where Located
2.1**	Stock Purchase Agreement, dated April 1, 2008, by and among the Registrant, Crest Communications Corporations Group, Inc., and the selling stockholders specified therein	Exhibit 2.1 to Form 8-K (filed 8/07/2008)

3.1	Amended and Restated Certificate of Incorporation of the Registrant	Exhibit to Form S-1/A File No. 333-888753 (filed 11/17/1999)

3.2	Amended and Restated Bylaws of the Registrant	Exhibit 3.2 to Form 8-K (filed 9/18/2008)

4.1	Specimen of Common Stock Certificate	Exhibit to Form S-1/A File No. 333-888753 (filed 11/17/1999)

4.2	Indenture, dated April 8, 2008, by and among the Registrant, the guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee, with respect to the Registrant’s 5.75% Convertible Notes due 2013	Exhibit 4.1 to Form 8-K (filed 4/14/2008)

4.3	Registration Rights Agreement dated April 8, 2008 by and among the Registrant, the guarantors named therein, and the Initial Purchasers named therein	Exhibit 4.2 to Form 8-K (filed 4/14/2008)

10.1*	ALEC Holdings, Inc. 1999 Stock Incentive Plan	Exhibit 10.10 to Form S-4 File No. 333-82361 (filed 7/7/1999)

10.2*	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan	Exhibit to Form S-1/A File No. 333-888753 (filed 11/17/1999)

10.3*	Form of Restricted Stock Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan.	Exhibit 10.1 to Form 10-Q (filed 8/3/2007)

10.4*	Form of Performance Share Unit Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan	Exhibit 99.1 to Form 8-K/A (filed 6/12/2008)

10.5*	Amendment to Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan	Filed herewith

10.6*	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit to Form S-1/A File No. 333-888753 (filed 11/17/1999)

10.7*	Amendment to Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Filed herewith

10.8*	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit to Form S-1/A File No. 333-888753 (filed 11/17/1999)

10.9*	Amendment to Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Filed herewith

Exhibit No.	Exhibit	Where Located
10.10*	Amended and Restated Employment Agreement, dated as of September 22, 2008, between Alaska Communications Systems Group, Inc. and Liane Pelletier.	Exhibit 10.1 to Form 8-K (filed 9/26/2008)

10.11*	Amended and Restated Employment Agreement, dated as of January 5, 2009 between Alaska Communications Systems Group, Inc. and David Wilson.	Exhibit 10.1 to Form 8-K (filed 01/09/2009)

10.12	Credit Agreement, dated February 1, 2005, among the Registrant, Alaska Communications Systems Holdings, Inc., the lenders party thereto, and Canadian Imperial Bank of Commerce, as Administrative Agent.	Exhibit 10.1 to Form 8-K (filed 2/2/2005)

10.13	Consent and Amendment No. 1, dated July 15, 2005, among the Registrant, Alaska Communications Systems Holdings, Inc., the lenders party thereto, and Canadian Imperial Bank of Commerce as Administrative Agent	Exhibit 1.1 to Form 8-K (filed 7/21/2005)

10.14	Consent and Amendment No. 2, dated February 22, 2006, among the Registrant, Alaska Communications Systems Holdings, Inc., the lenders party thereto, and Canadian Imperial Bank of Commerce as Administrative Agent.	Exhibit 10.2 to Form 8-K (filed 2/27/2006)

10.15	Master Agreement, dated November 7, 1999, by and between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union 1547.	Exhibit 99.3 to Form 8-K (filed 3/7/2005)

10.16	Letter Agreement, dated March 1, 2005, by and between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union 1547.	Exhibit 99.4 to Form 8-K (filed 3/7/2005)

10.17*	2006 Officer Severance Program	Exhibit 99.1 to Form 8-K (filed 7/17/2006)

10.18*	2008 Officer Severance Policy	Exhibit 10.2 to Form 8-K (filed 12/24/2008)

10.19**	Supply and Construction Contract, dated October 23, 2007, between ACS Cable Systems, Inc. and Tyco Telecommunications (US), Inc.	Exhibit 10.23 to Form 10-K (filed 3/20/2008)

10.20*	Executive Employment Agreement, dated as of November 7, 2007 between Alaska Communications Systems Group, Inc. and Leonard Steinberg	Exhibit 10.24 to Form 10-K (filed 3/20/2008)

10.21	Purchase Agreement, dated April 2, 2008, by and among Alaska Communications Systems Group, Inc., the guarantors listed therein and the Initial Purchasers, regarding the Registrant’s 5.75% Convertible Notes due 2013	Exhibit 10.1 to Form 8-K (filed 4/14/2008)

10.22	Confirmations of Convertible Bond Hedges by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers	Exhibit 10.2 to Form 8-K (filed 4/14/2008)

10.22	Confirmations of Warrant Transactions by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers	Exhibit 10.3 to Form 8-K (filed 4/14/2008)

10.23*	Executive Employment Agreement, dated as of December 19, 2008 between the Registrant and Anand Vadapalli	Exhibit 10.1 to Form 8-K (filed 12/24/2008)

10.24*	Amendment to Amended and Restated Employment Agreement, dated February 8, 2010 between the Registrant and Anand Vadapalli	Exhibit 10.1 to Form 8-K (filed 2/12/2010)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.	Filed herewith

31.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of David Wilson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Exhibit	Where Located
32.2	Certification of David Wilson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002	Filed herewith

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

**	Confidential treatment of certain portions of this exhibit has been requested pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.

SIGNATURES
               Pursuant to the requirements of Section 13 or Section 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2010	Alaska Communications Systems Group, Inc.
	By:	/s/Liane Pelletier
Liane Pelletier
Chief Executive Officer, Chairman of the Board and President

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Liane Pelletier Liane Pelletier	Chief Executive Officer, Chairman of the Board and President (Principal Executive Officer)	March 9, 2010

/s/ David Wilson David Wilson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2010

/s/Annette M. Jacobs	Director	March 9, 2010
Annette M. Jacobs

/s/Brian Rogers	Director	March 9, 2010
Brian Rogers

/s/David A. Southwell	Director	March 9, 2010
David A. Southwell

/s/John M. Egan	Director	March 9, 2010
John M. Egan

/s/Peter Ley	Director	March 9, 2010
Peter Ley

/s/Gary R. Donahee	Director	March 9, 2010
Gary R. Donahee

/s/Edward J. Hayes, Jr.	Director	March 9, 2010
Edward J. Hayes, Jr.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alaska Communications Systems Group, Inc.:
We have audited the accompanying consolidated balance sheets of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 11 to the consolidated financial statements, on January 1, 2009, Alaska Communications Systems Group, Inc. adopted Statement of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (codified in FASB Accounting Standards Codification 470, Debt) and retroactively applied its reporting requirements to all periods presented.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alaska Communications System’s Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Anchorage, Alaska
March 9, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alaska Communications Systems Group, Inc.:
We have audited Alaska Communications Systems Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alaska Communications Systems Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(B)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Alaska Communications Systems Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 9, 2010 expressed an unqualified opinion on those consolidated financial statements.
Anchorage, Alaska
March 9, 2010

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
December 31, 2009 and 2008
(In Thousands, Except Per Share Amounts)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$6,271	$1,326
Restricted cash	5,843	20,517
Accounts receivable-trade, net of allowance of $6,066 and $5,912	35,414	40,433
Materials and supplies	7,109	9,404
Prepayments and other current assets	4,489	6,515
Deferred income taxes	13,814	21,145

Total current assets	72,940	99,340

Property, plant and equipment	1,416,359	1,395,552
Less: accumulated depreciation and amortization	(965,470)	(891,899)

Property, plant and equipment, net	450,889	503,653

Non-current investments	855	1,005
Goodwill	8,850	8,850
Intangible assets	21,517	21,517
Debt issuance cost	5,960	8,554
Deferred income taxes	111,625	105,480
Other assets	293	452

Total assets	$672,929	$748,851

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$793	$666
Accounts payable, accrued and other current liabilities	62,887	74,028
Advance billings and customer deposits	9,351	10,399

Total current liabilities	73,031	85,093

Non-current obligations, net of current portion	538,557	538,975
Other long-term liabilities	27,906	98,693

Total liabilities	639,494	722,761

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized, 44,484 and 43,719 issued and outstanding, respectively	445	437
Additional paid in capital	198,979	231,813
Accumulated deficit	(154,077)	(188,130)
Accumulated other comprehensive loss	(11,912)	(18,030)

Total stockholders’ equity	33,435	26,090

Total liabilities and stockholders’ equity	$672,929	$748,851

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
Years ended December 31, 2009, 2008, and 2007
(In Thousands, Except Per Share Amounts)

	2009	2008	2007
Operating revenues	$346,508	$351,138	$350,454

Operating expenses:
Cost of services and sales	136,129	132,023	123,241
Selling, general and administrative	91,649	99,892	96,117
Depreciation and amortization	81,358	74,002	71,337
Loss on disposal of assets	4,327	750	248
Loss on impairment of goodwill and intangible assets	—	29,641	—

Total operating expenses	313,463	336,308	290,943

Operating income	33,045	14,830	59,511

Other income and expense:
Interest expense	(38,411)	(34,072)	(28,386)
Loss on extinguishment of debt	—	—	(355)
Interest income	91	1,695	2,020
Other	—	(245)	152

Total other income and expense	(38,320)	(32,622)	(26,569)

Income (loss) before income tax benefit	(5,275)	(17,792)	32,942

Income tax benefit	1,982	6,975	111,194

Income (loss) before extraordinary item	(3,293)	(10,817)	144,136

Gain on extraordinary item, net of taxes	37,346	—	—

Net income (loss)	$34,053	$(10,817)	$144,136

Net income (loss) per share:

Basic
Income (loss) on continuing operations	$(0.08)	$(0.25)	$3.38
Gain on extraordinary item	0.85	—	—

Net income (loss)	$0.77	$(0.25)	$3.38

Diluted
Income (loss) on continuing operations	$(0.08)	$(0.25)	$3.26
Gain on extraordinary item	0.85	—	—

Net income (loss)	$0.77	$(0.25)	$3.26

Weighted average shares outstanding
Basic	44,177	43,391	42,701

Diluted	44,177	43,391	44,185

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income (Loss)
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)

					Accumulated
					Other
		Common	Additional Paid	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	in Capital	Deficit	Income (Loss)	Equity
Balance, January 1, 2007	42,322	$423	$288,425	$(321,449)	$1,566	$(31,035)

Total comprehensive income (loss)	—	—	—	144,136	(8,653)	135,483

Dividends declared	—	—	(36,840)	—	—	(36,840)

Stock compensation	—	—	6,390	—	—	6,390

Excess tax benefit from share-based payments	—	—	755	—	—	755

Surrender of 153 shares to cover withholding taxes on stock based compensation	—	—	(2,330)	—	—	(2,330)

Issuance of common stock, pursuant to stock plans, $.01 par	561	6	1,582	—	—	1,588

Balance, December 31, 2007	42,883	429	257,982	(177,313)	(7,087)	74,011

Total comprehensive loss	—	—	—	(10,817)	(10,943)	(21,760)

Dividends declared	—	—	(37,523)	—	—	(37,523)

Stock compensation	—	—	8,770	—	—	8,770

Purchase of covertible bond call options net of tax benefits of $1,056	—	—	(19,375)	—	—	(19,375)

Sale of common stock warrants	—	—	9,852	—	—	9,852

Debt discount, net of tax	—	—	14,583	—	—	14,583

Debt issuance, net of tax	—	—	(510)	—	—	(510)

Surrender of 273 shares to cover withholding taxes on stock-based compensation	—	—	(3,383)	—	—	(3,383)

Issuance of common stock, pursuant to stock plans, $.01 par	836	8	1,417	—	—	1,425

Balance, December 31, 2008	43,719	437	231,813	(188,130)	(18,030)	26,090

Total comprehensive income	—	—	—	34,053	6,118	40,171

Dividends declared	—	—	(38,216)	—	—	(38,216)

Stock compensation	—	—	4,466	—	—	4,466

Tax benefit of convertible bond call options	—	—	1,458	—	—	1,458

Surrender of 265 shares to cover withholding taxes on stock-based compensation	—	—	(1,868)	—	—	(1,868)

Issuance of common stock stock, pursuant to stock plans, $.01 par	765	8	1,326	—	—	1,334

Balance, December 31, 2009	44,484	$445	$198,979	$(154,077)	$(11,912)	$33,435

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(In Thousands)

	2009	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$34,053	$(10,817)	$144,136
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	81,358	74,002	71,337
Loss on impairment of goodwill and intangible assets	—	29,641	—
Gain on extraordinary item, net of tax	(37,346)	—	—
Amortization of debt issuance costs and debt discount	6,968	5,290	2,059
Stock-based compensation	4,273	9,477	6,390
Deferred income tax benefit	(1,982)	(6,918)	(112,495)
Provision for uncollectible accounts	6,258	4,753	5,123
Excess tax benefit from share-based payments	—	—	(755)
Other non-cash expenses	5,377	1,134	838
Changes in operating assets and liabilities	(2,279)	(10,385)	(11,841)

Net cash provided by operating activities	96,680	96,177	104,792

Cash Flows from Investing Activities:
Investment in construction and capital expenditures	(54,209)	(129,912)	(62,645)
Change in unsettled construction and capital expenditures	(7,155)	6,056	(509)
Acquisitions, net of cash acquired	(440)	(64,960)	—
Change in unsettled acquisition costs	(250)	4,169	—
Net change in short-term investments	—	790	(790)
Net change in non-current investments	150	(1,250)	162
Net change in restricted accounts	14,674	(17,928)	(889)

Net cash used by investing activities	(47,230)	(203,035)	(64,671)

Cash Flows from Financing Activities:
Repayments of long-term debt	(32,382)	(7,832)	(5,089)
Proceeds from the issuance of long-term debt	26,500	135,000	—
Purchase of call options	—	(20,431)	—
Sale of common stock warrants	—	9,852	—
Debt issuance costs	—	(4,368)	—
Payment of cash dividend on common stock	(38,089)	(37,287)	(36,697)
Payment of withholding taxes on stock-based compensation	(1,868)	(3,383)	(2,330)
Excess tax benefit from share-based payments	—	—	755
Proceeds from the issuance of common stock	1,334	1,425	1,588

Net cash provided (used) by financing activities	(44,505)	72,976	(41,773)

Change in cash and cash equivalents	4,945	(33,882)	(1,652)

Cash and cash equivalents, beginning of period	1,326	35,208	36,860

Cash and cash equivalents, end of period	$6,271	$1,326	$35,208

Supplemental Cash Flow Data:
Interest paid	$35,488	$31,175	$28,795
Income taxes paid, net of refund	(884)	355	545

Supplemental Noncash Transactions:
Property acquired under capital leases	$1,850	$1,359	51
Dividend declared, but not paid	9,576	9,449	9,226
Additions to ARO asset	1,242	119	143
See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
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
               The accompanying consolidated financial statements for the Company are as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007. They represent the consolidated financial position, results of operations and cash flows of ACS Group and the following wholly owned subsidiaries:
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
               A summary of significant accounting policies followed by the Company is set forth below:
Basis of Presentation
               The consolidated financial statements include all subsidiaries of the Company. All significant intercompany accounts have been eliminated. In the opinion of management, the financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented.
Significant Changes in Accounting Practice, Reclassifications and Adjustments
               Certain reclassifications have been made to the 2008 and 2007 financial statements as well as previously reported first and second quarter 2009 financial statements to conform to the current reporting format. The most significant reclassifications are due to the Company’s discontinuance of regulatory accounting under Accounting Standards Codification (“ASC”) Topic 980 Regulated Operations (“ASC 980”). As a result of the approval of a petition submitted to the Federal Communications Commission (“FCC”) to be re-characterized from a “rate-of-return” carrier to a “price-cap” carrier and other factors the Company ceased application of regulatory accounting effective July 1, 2009. See Note 2 — “Discontinuance of Regulatory Accounting” for a complete discussion of these changes.
Use of Estimates
               The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, long-lived assets, goodwill and intangible assets, legal contingencies, and income taxes. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes is reasonable under the circumstances. Assumptions are adjusted as facts and circumstances dictate. Illiquid credit markets, volatile equity and energy markets, and declines in consumer spending have combined to increase the uncertainty in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ significantly from those estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements of future periods.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Cash and Cash Equivalents
               For purposes of the “Consolidated Balance Sheets” and “Consolidated Statements of Cash Flows”, the Company generally considers all highly liquid investments with a maturity at acquisition of three months or less to be cash equivalents.
Restricted Cash
               In the twelve months ended December 31, 2009, the Company released $8,578 from escrow representing funds held pending achievement by Tyco Telecommunications (“Tyco”) of milestones set forth in the Company’s agreement with Tyco for the construction of its Alaska Oregon Network (“AKORN®”) fiber optic cable system; settled an outstanding claim against the Crest Communications Corporation (“Crest”) selling shareholders and released $4,250 from escrow; released $1,003 upon the expiration of a contract liability with the State of Alaska; and released $843 from escrow to apply toward a capital project funded by the Crest selling shareholders.
               As of December 31, 2009, $4,643 remained in escrow for the indemnification of the Company in the event of breach by Crest of certain obligations, representations and warranties specified in the Company’s agreement to purchase Crest and the completion of certain capital projects. The restrictions are anticipated to be lifted by April 30, 2010, in the final settlement process with Crest. The remaining balance of $1,200 is held in certificates of deposit as required under the terms of certain contracts to which the Company is a party. When the restrictions are lifted, the Company will transfer these funds back into its operating accounts.
Short-Term Investments
               For purposes of the “Consolidated Balance Sheets” and “Consolidated Statements of Cash Flows”, the Company considers highly liquid investments with a maturity at acquisition of more than three months but less than one year to be short-term investments. These investments are classified as available for sale and are stated at estimated fair market value. Income related to these investments is reported as interest income.
Materials and Supplies
               Materials and supplies are carried in inventory at the lower of weighted average cost or market. Cash flows related to the sale of inventory, primarily wireless devices and accessories, are included in operating activities in the Company’s “Consolidated Statements of Cash Flows”.
Property, Plant and Equipment
               Telephone property, plant and equipment is stated at historical cost of construction including certain capitalized overhead and interest charges. Renewals and betterments of telephone plant are capitalized while repairs, as well as renewals of minor items, are charged to cost of sales and services as incurred. The Company uses a group composite depreciation method in accordance with industry practice. Under this method, telephone plant retired in the ordinary course of business, less salvage, is charged to accumulated deprecation with no gain or loss recognized. The composite annualized rate of depreciation for all classes of telephone property, plant, and equipment was 5.5%, 4.8% and 5.2% for 2009, 2008, and 2007, respectively. Non-telephone plant is stated at historical cost including certain capitalized overhead and interest charges, and when sold or retired a gain or loss is recognized. Depreciation of property is provided on the straight-line method over estimated service lives ranging from 2 to 50 years.
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
               The Company is also the lessee of various land, building and personal property under operating lease agreements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
for which expense is recognized on a monthly basis. Increases in rental rates are recorded as incurred which approximates the straight-line method.
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
               At December 31, 2009 and 2008, the Company’s ARS portfolio was comprised of 100% investment grade investments. The investments are interest bearing with an average yield of 0.48% and 0.57% in 2009 and 2008, respectively. Although the Company has the ability to hold these investments to maturity, an assessment was performed in 2008 and management determined that the fair value of these securities was other-than-temporarily impaired. The Company continued to reassess this conclusion and the remaining portfolio balance in subsequent reporting periods based on several factors, including the success or failure of subsequent auctions, possible failure of the investment to be redeemed, deterioration of the credit ratings of the investments, market risk and other factors. No further impairment was recorded in 2009.
Goodwill and Intangible Assets
               Goodwill and indefinite-lived intangible assets are not amortized but are assessed for impairment on at least an annual basis. In 2008, the Company recognized impairment of the goodwill on its wireline segment of $29,553 and indefinite-lived intangibles of $88. See Note 9 —“Goodwill and Other Intangible Assets” for information regarding the impairment charge recorded. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their residual values and reviewed for impairment in accordance with the provisions of ASC Topic 350-20-35. In 2007, the Company retired its only definite-lived intangible asset which had a carrying value of zero at its retirement date.
Debt Issuance Costs
               Underwriting and other issuance costs associated with the issuance of the Company’s senior credit facility and senior unsecured notes are being amortized using the effective interest method. During 2008, the Company capitalized debt issuance costs of $4,368 incurred in the course of its convertible debt offering. Amortization of debt issuance costs in the “Consolidated Statements of Cash Flows” for 2009, 2008 and 2007, was $2,594, $2,410 and $1,976, respectively.
Debt Discounts
               The Company’s 5.75% Convertible Notes have an equity portion that is attributable to their conversion feature. Debt discounts are amortized using the effective interest method. Amortization of debt discounts, in the “Consolidated Statements of Cash Flows” for 2009, 2008 and 2007, were $4,374, $2,880 and $83, respectively.
Capitalized Interest
               The Company capitalizes interest charges associated with construction in progress based on a weighted average interest cost calculated on the Company’s outstanding debt. Interest expense for the year ended December 31, 2009, 2008 and 2007 was $38,411, $34,072 and $28,386, net of capitalized interest of $3,607, $4,984 and $1,904, respectively.
Preferred Stock
               The Company has 5,000, no par, shares authorized, none of which were issued or outstanding at December 31, 2009 and 2008.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue Recognition
               Substantially all recurring service revenues are billed one month in advance and are deferred until earned. Non-recurring and usage sensitive revenues are billed in arrears and are recognized when earned. Certain of the Company’s bundled products and services, primarily in wireless, have been determined to be revenue arrangements with multiple deliverables. Total consideration received in these arrangements is allocated and measured using units of accounting within the arrangement based on relative fair values. Wireless offerings include wireless phones and service contracts sold together in the Company’s stores. The handset and accessories associated with these direct channel sales is recognized at the time the related wireless phone is sold and is classified as equipment sales. Monthly service revenue is recognized as services are rendered.
               The Company establishes estimated bad debt reserves against uncollectible receivables incurred during the period. These estimates are derived through a monthly analysis of account aging profiles and a review of historical recovery experience. Receivables are charged off against the allowance when management believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Company records bad debt expense as a component of Selling general and administrative expense on the “Consolidated Statements of Operations”. The Allowance for doubtful accounts at December 31, 2009, 2008 and 2007 was $6,066, $5,912 and $8,768, respectively. The Provision for uncollectable accounts for the year ended December 31, 2009, 2008 and 2007 was $6,258, $4,753 and $5,123, respectively.
               Prior to the Company’s conversion to price caps effective July 1, 2009, the Company participated in interstate access revenue pools with other telephone companies. These pools were funded by toll revenue and access charges regulated by the FCC within the interstate jurisdiction. Much of the interstate access revenue was initially recorded based on estimates which were derived from interim financial information, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available for the Company and the other telephone companies. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer the recognition of revenue until settlement methodologies are resolved and finalized. Although the Company has withdrawn from interstate access pools, ACS has a remaining liability for certain periods prior to July 1, 2009. Accordingly, at December 31, 2009 the Company’s deferred revenue was $3,255 as compared to $6,372 at December 31, 2008. This decline primarily reflects the result of refunds, the settlement of prior period claims and settlements with National Exchange Carrier’s Association (“NECA”) and Universal Service Administration Corporation (“USAC”) regarding cost studies.
Concentrations of Risk
               Cash is maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. The Company has not experienced any losses on such deposits.
               The Company performs credit evaluations of its suppliers and customers. The Company’s customers do not, individually, represent a material concentration of risk. During 2009, 2008 and 2007, no customer accounted for 10% or more of consolidated revenues.
               The Company also depends on a limited number of suppliers and vendors for equipment and services for its network, and in the case of the Company’s wireless segment, billing processes. The Company’s subscriber growth and operating results could be adversely affected if these suppliers experience financial or credit difficulties, service interruptions, patent litigation, or other problems.
               Approximately 74% of the Company’s employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). The initial Master Collective Bargaining Agreement between the Company and the IBEW expired on December 31, 2009. This agreement governed the terms and conditions of employment for all IBEW represented employees working for the Company in the state of Alaska. The Company experienced no losses or interruptions of operations due to the expiration of the contract on December 31, 2009. On February 1, 2010, the Company and the IBEW reached a new three year agreement, effective February 25, 2010, expiring December 31, 2012.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
               The Company provides voice, data and wireless telecommunication services to its customers throughout Alaska. Accordingly, the Company’s financial performance is directly influenced by economic factors specifically in Alaska. The most significant factor is the level of Alaskan oil production since the state is almost entirely dependant on this resource for its general operating revenue. Other factors influencing the Alaskan economy include the level of tourism, government spending, and the movement of United States military. Any deterioration in these markets would likely have a negative impact on the Company’s performance.
Advertising Costs
               The Company expenses advertising costs as incurred. Advertising expense totaled $7,360, $7,074 and $6,407 in 2009, 2008 and 2007, respectively and is included in Selling, general and administrative expense in the Company’s “Consolidated Statements of Operations”.
Income Taxes
               The Company utilizes the asset-liability method of accounting for income taxes. Under the asset-liability method, deferred taxes reflect the temporary differences between the financial and tax basis of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that management believes it is more likely than not that such deferred tax assets will not be realized. The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority.
Taxes Collected from Customers and Remitted to Government Authorities
               The Company excludes taxes collected from customers and payable to government authorities from revenue. Taxes payable to government authorities are presented as a liability on the “Consolidated Balance Sheets”.
Regulatory Accounting and Regulation
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
Non-Operating Expense
               The Company periodically evaluates the fair value of its investments and other non-operating assets against their carrying value whenever market conditions indicate a change in that fair value. Any changes relating to declines in the fair value of non-operating assets are charged to non-operating expense under the caption “Other” in the “Consolidated Statements of Operations”.
Derivative Financial Instruments
               The Company recognizes all asset or liability derivatives at fair value. The accounting for changes in fair value is contingent on the intended use of the derivative and its designation as a hedge. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value either offset the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or are recognized in other comprehensive income until the hedged transaction is recognized in earnings. The change in a derivative’s fair value related to the ineffective portion of a hedge, if any, is immediately recognized in earnings. The Company does not enter into any derivative contracts for speculative purposes. On the date a derivative contract is entered into, the Company designates the derivative as either a fair value or cash flow hedge. The Company formally assesses,

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If the Company determines that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company would discontinue hedge accounting prospectively.
Dividend Policy
               Dividends are payable when, as, and if declared by the Company’s Board of Directors. In 2009, 2008 and 2007, the Company’s Board of Directors declared quarterly cash dividends of $0.215 per share. Dividends on the Company’s common stock are not cumulative.
Share-Based Payments
               Stock options. The fair value for each stock option granted was estimated at the date of grant using a Black-Scholes option pricing model. Expected volatilities are based on historical volatilities of the Company’s common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; the dividend yield is based on dividend yield of the option strike price at grant date; and the risk free interest rate on the grant date, for which the Company uses the lowest then effective Federal Funds interest rate stated by the Board of Governors of the Federal Reserve System.
               Restricted stock. The Company determines the fair value of restricted stock based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant, discounted for estimated dividend payments that do not accrue to the employee during the vesting period.
               Performance share units (“PSUs”). The Company re-measures the fair value of each PSU at each reporting period and records adjusted expense attributable to such period based on changes to the expected performance period or fair value of the Company’s common stock or if the PSUs otherwise vest, expire, or are determined by the Compensation Committee to be unlikely to vest prior to expiration. Compensation expense is recorded over the expected performance period, which is estimated by the Compensation Committee of the Company’s Board of Directors.
               Stock-settled stock appreciation rights (“SSARs”). The Company computes the fair value of each SSAR at the date of grant using the same Black-Scholes pricing methodology that its uses to compute the fair value of a stock option on the Company’s common stock.
               Restricted stock unit equivalents (“RSUEs”). The Company’s outstanding RSUEs were settled in shares of the Company’s common stock on a one-for-one basis on July 31, 2009. Prior to settlement, compensation expense was recorded upon award and was adjusted at the close of each reporting period based upon the fair value of the Company’s common stock.
               Tax treatment. Stock-based compensation is treated as a temporary difference for income tax purposes and increases deferred tax assets until the compensation is realized for income tax purposes. To the extent that the realized tax benefit exceeds the book based compensation, the excess tax benefit is credited to additional paid in capital.
Accounting for Pensions
               The Company recognizes the over-funded or under-funded status of its defined benefit post-retirement plan as an asset or liability on its balance sheet, and it recognizes changes in that funded status in the year in which the changes occur. The ACS Retirement Plan, which is the Company’s sole single-employer defined benefit plan, is frozen. The ACS Retirement Plan’s accumulated benefit obligation is the actuarial present value, as of the Company’s December 31, 2009 measurement date, of all benefits attributed by the pension benefit formula.
               The amount of benefit to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees or survivors and average years of service rendered. It is measured based on assumptions concerning future interest rates and future employee compensation levels. The accumulated

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
benefit obligation for the Company’s pension plans was $14,129 and $13,094 at December 31, 2009 and December 31, 2008, respectively.
     Unrecognized prior service credits and costs and net actuarial gains and losses are recognized as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The estimated net loss and prior service cost for pension benefits that will be amortized from comprehensive income into net periodic benefit cost in 2010 is $767.
Earnings per Share
               The Company computes earnings per share based on the weighted number of shares of common stock and dilutive potential common share equivalents outstanding.
Recently Adopted Accounting Pronouncements
               In February 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Statement of Position (“FSP”) SFAS 157-2, Effective Date of FASB Statement No. 157, (ASC Topic 820 Subtopic 10) which deferred the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB also issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. Beginning January 1, 2009, the Company adopted the provisions required related to nonfinancial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, non-financial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. The adoption had no effect on the Company’s financial presentation.
               In April 2009, the FASB issued FASB Staff Position (“FSP”) 107-1 and Accounting Principals Board (“APB”) 28-1 Interim Disclosures about Fair Value of Financial Instruments (ASC Topic 825 Subtopic 10) requiring companies to disclose the fair value of financial instruments in interim financial reports. The Company adopted this requirement beginning with the quarter ended September 30, 2009. The disclosure required by this FSP is included in Note 5 — “Fair Value Measurements”.
               Also in April 2009, the FASB issued FSP 115-2 and 124-2 Recognition and Presentation of Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities (ASC Topic 320 Subtopic 10) requiring additional disclosure related to the impairment of certain debt and equity securities. The Company adopted this requirement beginning with the quarter ended September 30, 2009. The adoption had no effect on the Company’s financial presentation.
               In May 2009, the FASB issued FAS 165 Subsequent Events (ASC Topic 855) requiring public companies evaluate subsequent events through the date the financial statements are filed with the Securities and Exchange Commission. The Company adopted this requirement during the quarter ended June 30, 2009. See Note 21 — “Other Events” for the required disclosure.
               In June 2009, the FASB established The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (ASC Topic 105), which replaced the previous pronouncement system with the Accounting Standards Codification. The Company adopted this pronouncement during the quarter ended June 30, 2009.
               On July 1, 2009, the Company applied the provisions of ASC Topic 980 Subtopic 20, Discontinuance of Rate-Regulated Accounting (“ASC 980-20”). See Note 2 — “Discontinuance of Regulatory Accounting” for a complete discussion of the effects of applying these rules.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008, and 2007
(In Thousands, Except Per Share Amounts)
2. DISCONTINUANCE OF REGULATORY ACCOUNTING
               Historically, the Company’s incumbent local exchange carrier (“ILEC”) operations followed the accounting for regulated enterprises prescribed by ASC 980. This accounting recognizes the economic effects of rate-making actions of regulatory bodies in the financial statements of the Company’s ILEC operations.
               On April 17, 2009 the FCC granted the Company’s petition for waiver of certain rules to facilitate the conversion of the Company’s ILECs to “price-cap” regulation, under which ILECs may fix interstate rates at any level less than or equal to certain specified amounts. To establish pricing in accordance with these rules, the Company’s ILECs have withdrawn from certain tariffs and revenue pools administered by the NECA and jointly filed with the FCC a new tariff effective as of July 1, 2009. These ILECs also continue to receive interstate common line support from the universal service fund at the disaggregated per line levels each received in 2008.
               The Company expects average traffic sensitive rates to decrease over time until they are less than or equal to the cap applicable to such rates. The Company’s local and intrastate rates continue to be subject to a form of “rate-of-return” regulation enforced by the RCA.
               Finally, the Company has experienced continuous and substantial change in the mix of customer and revenue base away from services generated by regulated rates. The Company does not expect this trend to reverse in favor of regulated revenues. Therefore, as of July 1, 2009, management determined that it was no longer appropriate to continue to apply regulatory accounting under ASC 980.
Effect of Discontinuance
               Discontinuance of regulatory accounting required the Company to extinguish all of its previously established jurisdictional assets and liabilities. The Company’s jurisdictional assets accounted for the disparity between State and Federal depreciation rates. Extinguishing these assets did not affect the Company’s Consolidated Statements of Operations as the blended rates used to calculate the assets were determined to approximate the estimated useful lives of the assets. The Company’s jurisdictional liability represented the regulatory equivalent of an asset retirement obligation (“ARO”), therefore management assessed its regulated assets to determine the ARO required under ASC Topic 410 — Asset Retirement and Environmental Obligations (“ASC 410”) and retained an ARO liability of $1,285. The impact of extinguishing the Company’s jurisdictional liability net of the ARO determined in accordance with ASC 410, of $63,417 or $37,346 net of tax, was recorded as an extraordinary gain in the Company’s “Consolidated Statement of Operations” on July 1, 2009. In evaluating the Company’s discontinuance of regulatory accounting, fixed asset lives and salvage values were reviewed. Upon completion of this review, it was determined that asset lives were still appropriate, however, changes in the industry and current technology indicated the historical salvage values were no longer appropriate and the original cost of these pools should be fully depreciated. The corresponding change resulted in an increase in depreciation expense for asset pools that had previously been fully depreciated. Additionally, management reviewed long-lived assets for evidence of impairment concluding no impairment existed.
               As a result of the discontinuance of regulatory accounting, the Company has made certain reclassifications and adjustments to previously reported 2009, 2008, and 2007 financial statements to conform to current presentation. The effect of these reclassifications and adjustments, are as follows:
•	eliminated $21,096, $41,598 and $38,417 of intercompany revenue and expense previously not eliminated during the six months ended June 30, 2009, and the years ended December 31, 2008 and 2007, respectively;

•	reclassified $1,143, $3,139 and $3,086, of bad debt expense from contra revenue to Selling, general & administrative (“SG&A”) expense in the six months ended June 30, 2009 and the years ended December 31, 2008 and 2007, respectively; and

•	classified certain other operating expenses as cost of services and sales or SG&A expense, as appropriate.
               The reclassifications had no affect on the Company’s previously reported operating cash flow, income before taxes, or net income.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008, and 2007
(In Thousands, Except Per Share Amounts)
3. OTHER COMPREHENSIVE INCOME (LOSS)
               Components of other comprehensive income (loss) are as follows:

	Year Ended
	December 31,
	2009	2008	2007
Minimum pension liability adjustment	$1,269	$(3,845)	$1,333
Tax effect of pension liability	(521)	1,580	1,174
Interest rate swap marked to fair value	9,121	(14,738)	(14,933)
Tax effect of interest rate swap	(3,751)	6,060	3,773

	$6,118	$(10,943)	$(8,653)

4. CREST COMMUNICATIONS ACQUISITION
               Effective October 30, 2008, the Company closed its purchase of 100% of the outstanding stock of Crest Communications Corporation. The results of Crest’s operations have been included in the Company’s consolidated financial statements and further in the wireline segment in the business segment footnote, since that date. Crest’s operations include the operation of an undersea fiber system of approximately 1,900 miles with cable landing facilities in Whittier, Juneau, and Valdez, Alaska and Nedonna Beach, Oregon. The system also includes terrestrial transport components linking Nedonna Beach, Oregon to the Network Operations Control Center in Hillsboro, Oregon and collocation facilities in Portland, Oregon and Seattle, Washington.
               On the date of purchase, a valuation of the business enterprise and acquired assets and liabilities was performed resulting in a determination that the fair value of the business enterprise was greater than the total acquisition price. The major asset acquired was the Northstar fiber network connecting Alaska with the Lower 48, which was valued based on replacement cost. Accordingly, the total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based on a pro-rata reduction of their estimated fair value at the date of acquisition.
               On October 30, 2009, during the finalization of purchase accounting, the aggregate purchase price was adjusted from $64,960 to $65,400, net of $1,072 in cash acquired and inclusive of $4,169 cash consideration that was placed in an escrow account to be used for the settlement of any potential claims of misrepresentations, breach of warranties or covenants or for other indemnifications during the first eighteen months following the closing. During the second quarter of 2009, a $4,250 settlement was reached regarding claims made by the Company against the selling shareholders. The funds were also held in escrow and appropriately excluded from the purchase price noted above. The funds had been placed in escrow until the issue was resolved and have now been released. The Company and Crest have made customary representations, warranties and covenants in the stock purchase agreement. The Company anticipates that all escrow issues will be resolved prior to the expiration of the escrow period in the second quarter of 2010.
               The final adjustments to the preliminary allocation, primarily reflects the reallocation of property, plant and equipment to deferred tax assets as the result of the final evaluation of the expected utilization of Crest’s net operating loss carry forwards. The following table summarizes the fair value of the assets acquired and liabilities assumed on both a preliminary and final basis.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)
4. CREST COMMUNICATIONS ACQUISITION (Continued)

	Preliminary
	Allocation	Final Allocation
	October 30, 2008	October 30, 2009
Current assets	$5,434	$5,403
Property and equipment	61,685	36,441
Other assets	10	10
Deferred tax asset	3,393	29,108

Total assets acquired	70,522	70,962

Current liabilities	2,007	2,007
Long-term liabilities	2,483	2,483

Total liabilities assumed	4,490	4,490

Net assets acquired	$66,032	$66,472

               The Internal Revenue Service is currently in the process of auditing the tax returns of Crest for the years ended December 31, 2007 and 2006, respectively. The eventual outcome of the audit is unknown, however the Crest purchase agreement provides for an indemnification of the Company by the previous owners which could mitigate the impact of adjustments, if any, resulting from the audits.
5. FAIR VALUE MEASUREMENTS
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
               The fair values of cash and cash equivalents, net accounts receivable, and payable, other short-term monetary assets and liabilities and capital leases, approximate carrying values due to their nature. The fair value of the Company’s 2005 senior credit facility, convertible notes, and other long-term obligations of $505,714 at December 31, 2009, were estimated based on quoted market prices. The carrying values of these liabilities were $539,350 at December 31, 2009.
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)
5. FAIR VALUE MEASUREMENTS (Continued)
               The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008 at each hierarchical level:

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Non-current investments
Auction rate securities	$855	$—	$—	$855
Liabilities:
Other long-term liabilities
Interest rate swaps	$(14,796)	$—	$(14,796)	$—

	December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Non-current investments
Auction rate securities	$1,005	$—	$—	$1,005
Liabilities:
Other long-term liabilities
Interest rate swaps	$(23,917)	$—	$(23,917)	$—
               The following table presents the reconciliation disclosures about fair value measurements at December 31, 2009 and 2008 using significant unobservable inputs (“Level 3”).

	2009	2008
Balance, January 1	$1,005	$—
Total gains or losses (realized / unrealized) included in earnings	—	(245)
Purchases, issuances and settlements	(150)	1,250

Balance, December 31	$855	$1,005

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31	$—	$245

               Non-current investments consist of auction rate securities that have maturity dates greater than one year from December 31, 2009. The investments in ARS are included in Level 3 as no active market or significant other observable inputs exist. The Company assigned a value to its ARS portfolio by reviewing the value assigned to similar securities by brokerages, relative yields and assessing credit risk. An assessment was also done in which management determined that the securities were other-than-temporarily impaired, and in 2008, a charge of $245 was recognized in the statement of operations. The fair value of ARS held by the Company at December 31, 2009 decreased by $150 from the value at December 31, 2008 due to the redemption by an issuer, at face value, in the year ended December 31, 2009. The Company continues to experience redemptions thus no further impairment in 2009 was considered necessary. The securities are interest bearing with an average yield of 0.48% and 0.57%, in 2009 and 2008, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)
5. FAIR VALUE MEASUREMENTS (Continued)
               Derivative contracts, included in other long-term liabilities comprised of out-of-the-money interest rate swaps that are valued using models based on readily observable market parameters for all substantial terms of the derivative contracts and thus, are classified within Level 2.
Fair Value Measurements on a Nonrecurring Basis
               Beginning January 1, 2009, the Company adopted the fair value measurement requirements related to non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis. Those include assets measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, non-financial long-lived assets measured at fair value for impairment assessment, and those initially measured at fair value in a business combination. The adoption of these requirements had no material impact on the consolidated financial statements. During the fourth quarter of 2009, using level three inputs, the Company performed an impairment assessment of certain long lived assets; primarily IT system software with a carrying value of $10,899. The Company determined the fair value of these assets to be $7,123 as of December 31, 2009. Accordingly the Company recorded an impairment charge of $3,726.
6. ACCOUNTS RECEIVABLE
               Accounts receivable — trade consists of the following at December 31, 2009 and 2008:

	2009	2008
Customers	$25,416	$30,420
Connecting companies	5,018	8,460
Other	11,046	7,465

	41,480	46,345
Less: allowance for doubtful accounts	(6,066)	(5,912)

Accounts receivable — trade, net	$35,414	$40,433

7. PROPERTY, PLANT AND EQUIPMENT
               Property, plant and equipment consist of the following at December 31, 2009 and 2008:

	2009	2008	Useful Lives
Land, buildings and support assets*	$246,518	$235,324	2 - 45
Central office switching and transmission	361,784	344,532	3 - 12
Outside plant cable and wire facilities	669,572	585,288	6 - 50
Wireless switching and transmission	104,536	98,300	3 - 38
Other	3,991	2,822	2 - 5
Construction work in progress	29,958	129,286

	1,416,359	1,395,552
Less: accumulated depreciation and amortization	(965,470)	(891,899)

Property, plant and equipment, net	$450,889	$503,653

*	No depreciation charges are recorded for land

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)
7. PROPERTY, PLANT AND EQUIPMENT (Continued)
               The following is a summary of property held under capital leases included in the above property, plant and equipment at December 31, 2009 and 2008:

	2009	2008
Land, buildings and support assets	$17,010	$17,665
Outside plant cable and wire facilities	2,115	2,115

	19,125	19,780
Less: accumulated depreciation and amortization	(8,539)	(7,266)

Property held under capital leases, net	$10,586	$12,514

               Amortization of assets under capital leases included in depreciation expense for the year ended December 31, 2009, 2008, and 2007 was $1,087, $938 and $1,189, respectively. Future minimum payments, including interest, under these leases for the next five years and thereafter are as follows:

2010	$1,366
2011	1,376
2012	1,379
2013	1,029
2014	605
Thereafter	2,825

8,580

Interest	(2,611)

$5,969

               The Company leases various land, buildings, right-of-ways and personal property under operating lease agreements. Rental expense under operating leases for the year ended December 31, 2009, 2008 and 2007 was $8,247, $7,559 and $6,135, respectively.
               Future minimum payments under these leases for the next five years and thereafter are as follows:

2010	$7,818
2011	6,305
2012	5,784
2013	5,475
2014	5,224
Thereafter	48,154

$78,760

8. ASSET RETIREMENT OBLIGATIONS
               The Company accounts for asset retirement obligations in accordance with ASC Topic 410 — Asset Retirement and Environmental Obligations. ASC 410 requires the Company to recognize asset retirement obligations which are conditional on a future event. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability.
               Historically, the Company followed ASC 980 for asset retirement obligations associated with its ILEC plant. However, the Company’s discontinuance of regulatory accounting, effective July 1, 2009, required the Company to extinguish all of its previously established jurisdictional assets and liabilities. One of the Company’s jurisdictional liabilities, required to be eliminated in 2009, represented the regulatory equivalent of an ARO, therefore management assessed its regulatory assets to determine the ARO required under ASC Topic 410 and retained a liability of $1,285, rather than fully eliminating the balance.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)
8. ASSET RETIREMENT OBLIGATIONS (Continued)
               The Company’s current retirement obligation of $5,437 represents the estimated obligation related to the removal of certain cell sites at the end of their operating lease term, adjusted for accretion and depreciation over the life of the lease, as well as the removal and disposal of certain equipment and batteries in both leased and owned properties.
               The following table outlines the changes in the accumulated retirement obligation liability:

Balance, January 1, 2008	$1,411
Asset retirement obligation	499
Accretion expense	117
Settlement of lease obligations	(58)

Balance, December 31, 2008	$1,969
Asset retirement obligation	2,249
Accretion expense	1,267
Settlement of lease obligations	(48)

Balance, December 31, 2009	$5,437

9. GOODWILL AND OTHER INTANGIBLE ASSETS
               The Company performs its annual impairment test as of the beginning of the fourth quarter or more frequently if events or changes in circumstance indicate possible impairment. The Company determines the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique corroborated by comparative market multiples to determine the fair value of its businesses for comparison to their corresponding book values. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor. If the book value exceeds the estimated fair value for a reporting unit, a potential impairment is indicated and ASC Topic 350-20-35 prescribes the approach for determining the impairment amount, if any.
               The testing conducted by the Company of its goodwill balance in the fourth quarter of 2009 indicated no impairment exists. In 2008, the Company determined that goodwill attributable to its wireline operating segment was impaired resulting in an aggregate goodwill impairment charge of $29,553 that was recognized in the fourth quarter of 2008. The goodwill impairment recognized in 2008 was primarily driven by adverse equity market conditions, the industry and company’s transition from wireline to wireless products and services, decreases in current market multiples and the decline in the Company’s stock price. This impairment charge reduced goodwill but did not impact the Company’s overall business operations or cash flows. The tax benefit derived from recording the impairment charge was recorded as a deferred income tax benefit and included in the deferred tax assets as part of the net operating loss carry forwards.
               The Company also annually reassesses previously recognized indefinite lived intangible assets. Cellular and PCS licenses have terms of ten years, but are renewable indefinitely through a routine process involving a nominal fee. The Company has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its Cellular and PCS licenses. Therefore, the Company is not amortizing its Cellular and PCS licenses based on the determination that these assets have indefinite lives. The renewal cost for the Company’s Cellular and PCS licenses are capitalized. The Company evaluates its determination of indefinite useful lives for its Cellular and PCS licenses each reporting period. Indefinite lived intangible assets are tested for impairment at least annually by comparing the fair value of the assets to their carrying amount.
               In 2008, the Company determined that the gross carrying value of $88 for domain and trade names associated with the Company’s wireline segment was impaired and recorded an impairment charge. In 2007, the Company retired its only definite-lived intangible asset which had a carrying value of zero at its retirement date. Amortization expense on that asset for the year ended December 31, 2007, was zero.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)
9. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)
               The following table provides the gross carrying value for each major class of intangible asset by segment as of December 31, 2009 and 2008:

	Wireline	Wireless	Total
Goodwill:
Balance, January 1, 2008	$29,553	$8,850	$38,403
Impairment expense	(29,553)	—	(29,553)

Balance, December 31, 2009 and 2008	$—	$8,850	$8,850

Indefinite-lived intangible assets:
Balance, January 1, 2008
Domain and trade names	$88	$—	$88
Wireless licenses	—	21,517	21,517
Impairment loss of domain and trade names	(88)	—	(88)

Balance, December 31, 2009 and 2008	$—	$21,517	$21,517

10. ACCOUNTS PAYABLE, ACCRUED AND OTHER CURRENT LIABILITIES
               Accounts payable, accrued and other current liabilities consist of the following at December 31, 2009 and 2008:

	2009	2008
Accounts payable — trade	$15,555	$23,854
Accrued payroll, benefits, and related liabilities	13,706	16,822
Dividend payable	9,576	9,449
Unsettled acquisition costs	3,919	4,169
Access revenue subject to refund	3,292	5,226
Other	16,839	14,508

	$62,887	$74,028

11. LONG-TERM OBLIGATIONS
     Long-term obligations consist of the following at December 31, 2009 and 2008:

	2009	2008
2005 senior credit facility term loan due 2012	$425,889	$425,889
5.75% convertible notes due 2013	125,000	125,000
Debt discount - 5.75% convertible notes due 2013	(17,508)	(21,882)
Revolving credit facility loan	—	5,000
Capital leases and other long-term obligations	5,969	5,634

	539,350	539,641
Less current portion	(793)	(666)

Long-term obligations, net of current portion	$538,557	$538,975

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)
11. LONG-TERM OBLIGATIONS (Continued)
               The aggregate maturities of long-term obligations for each of the next five years and thereafter, at December 31, 2009, are as follows:

2010	$793
2011	885
2012	551,870
2013	726
2014	348
Thereafter	2,236

$556,858

2005 Senior Credit Facility
               During the first quarter of 2005, the Company entered into a senior secured credit facility, the (“2005 senior credit facility”) which was amended in July 2005 and February 2006. As of December 31, 2009, the Company had a $425,889 term loan outstanding under the 2005 senior credit facility carrying an annual rate of London Interbank Offered Rate (“LIBOR”) plus 1.75%, with no scheduled principal payments before maturity at January 31, 2012. Additionally, as part of the 2005 senior credit facility, the Company has a $45,000 revolving credit agreement, which was undrawn as of December 31, 2009. To the extent drawn, the revolving credit agreement bears interest at a rate of annual LIBOR plus 2.00% or Canadian Imperial Bank of Commerce (“CIBC”) prime plus 1.00% and has a term of six years from the date of closing. To the extent the $45,000 revolving credit facility is not drawn, the Company will pay an annual commitment fee of 0.375% of the un-drawn principal amount over its term.
               The Company holds the following floating-to-fixed interest rate swaps to manage interest rate exposure on the term loan borrowings under the 2005 senior credit facility:

	Fixed rate
	inclusive of
Notional	1.75% premium
Amount	over LIBOR	Expirations
$85,000	6.25%	March 2010
$40,000	6.18%	September 2011
$115,000	6.71%	December 2011
$52,900	6.75%	December 2011
               In addition, the Company had two swaps with a notional amount of $135,000, fixed at 5.88% that expired on December 31, 2009. Due to the expiration of these swaps the 2005 senior credit facility may experience higher interest rate volatility. The swaps are accounted for as cash flow hedges. See Note 18 — “Accounting for Derivative Instruments and Hedging Activities” for a complete discussion of the Company’s hedging activities.
               The 2005 senior secured credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and payment of dividends. The 2005 senior credit facility also requires that the Company achieve certain financial ratios quarterly. As of December 31, 2009, the Company was in compliance with these covenants.
               5.75% Convertible Notes due 2013
On April 8, 2008 the Company closed the sale of $125,000 aggregate principal 5.75% Convertible Notes due March 1, 2013. The notes were sold in a private placement pursuant to Rule 144A under the Securities Act of 1933. The Company received net proceeds from the offering of $110,053 after underwriter fees, the convertible note hedge, proceeds from the warrant and other associated costs.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)
11. LONG-TERM OBLIGATIONS (Continued)
               The notes are unsecured obligations of the Company, subordinate to its obligations under its 2005 senior credit facility, pay interest semi-annually in arrears on March 1 and September 1 of each year and will be convertible upon satisfaction of certain conditions. Upon conversion, holders will receive an amount in cash, shares of the Company’s common stock or a combination of both. The notes are guaranteed by substantially all of the Company’s existing subsidiaries. Holders of the notes will have the right to require the Company to repurchase all or some of their notes at 100% of their principal, plus any accrued interest, upon the occurrence of certain events.
               Concurrent with the issuance of the notes, the Company entered into convertible note hedge transactions with an affiliate of one of the initial purchasers and certain other financial institutions for the purpose of reducing the potential dilution to common stockholders. If the Company is required to issue shares of its common stock upon conversion of the notes, the Company has the option of receiving up to 9,266 shares of its common stock when the price is between $12.90 and $16.42 per share upon conversion. The Company entered into warrant transactions with the same counterparties whereby the financial institutions have the option of receiving up to the same number of shares of the Company’s common stock when the price exceeds $16.42 per share upon conversion. The convertible note hedge had a cost of $20,431 and has been accounted for as an equity transaction in accordance with ASC Topic 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. Tax benefits of $1,056 were recorded for the year ended December 31, 2008, as an offset to the hedge. All future tax benefits from the deduction related to the purchase of the call option, as part of the convertible note hedge transaction, will be recorded to additional paid in capital over the term of the hedge transaction. The Company received proceeds of $9,852 related to the sale of the warrants, which has been classified as equity because they meet all of the equity classification criteria within ASC Topic 815-40.
               The call options purchased and warrants sold contemporaneously with the sale of the convertible notes are equity contracts that meet the paragraph 15(74) scope exception of ASC Topic 815-10, Derivatives and Hedging, and hence do not need to be marked-to-market through earnings. In addition, since the call option and warrant transactions are accounted for as equity transactions, the payment associated with the purchase of the call options and the proceeds received from the issuance of the warrants were recorded in additional paid in capital in stockholders’ equity as separate equity transactions.
               Each $1,000 principal of the notes are convertible unto 77.5014 shares of the Company’s common stock, which is the equivalent of $12.90 per share, subject to adjustment upon the occurrence of specified events set forth under the terms of the note. Upon conversion, subject to certain covenants under its existing credit facility, the Company intends to pay the holders the cash value of the applicable number of shares of its common stock, up to the principal amount of the note. Amounts in excess of the principal balance may be paid in cash or in stock at the Company’s option. Holders may convert their notes, at their option, at any time prior to the close of business on the business day immediately preceding the maturity date for the notes under the following circumstances:
               (1) during any fiscal quarter after the fiscal quarter ended June 30, 2008 (and only during any such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130% of the conversion price of the notes on the applicable trading day;
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
               Holders who convert their notes, in connection with a change of control, may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the notes may require the Company to repurchase for cash all or any portion of their notes for 100% of the principal amount plus accrued and unpaid interest. As of December 31, 2009, none of the conditions allowing holders of the notes to convert, or requiring the Company to repurchase the notes, had been met. The Company may not redeem the notes prior to maturity.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)
11. LONG-TERM OBLIGATIONS (Continued)
               While it is the Company’s intent to settle the principal portion of this debt in cash, under the provisions of, ASC Topic 260-10, Earnings per Share, the Company must use the “if converted” method in calculating the diluted earnings per share effect of the assumed conversion of the Company’s contingently convertible debt. Under the “if converted” method, the after tax effect of interest expense related to the convertible securities is added back to net income and the convertible debt is assumed to have been converted into common stock at the earlier of the debt issuance date or the beginning of the period. The Company’s convertible debt were anti-dilutive for the twelve month periods ended December 31, 2009 and 2008.
               Also in accordance with ASC Topic 260-10, the warrants sold in connection with the hedge transaction will have no impact on earnings per share until the Company’s share price exceeds $16.42. Prior to exercise, the Company will include the effect of additional shares that may be issued using the “treasury stock” method. The call options purchased as part of the hedging transaction were anti-dilutive as of December 31, 2009 and, therefore, will have no effect on earnings per share.
               In May 2008, FASB required that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be accounted for by bifurcating the liability and equity components of the instruments in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. This requirement was effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, and adoption was required to be applied retrospectively to all periods presented. Early adoption was prohibited. The Company has retrospectively applied this to the $125,000, 5.75% Convertible Notes issued on April 8, 2008, bifurcating the notes into the liability portion and the equity portion attributable to the conversion feature of the notes. In doing so, the Company used the discounted cash flow approach to value the debt portion of the notes. The cash flow stream from the coupon interest payments and the final principal payment were discounted at 11% to arrive at the valuations. The Company used 11% as the appropriate discount rate after examining the interest rates for similar instruments issued in the same time frame for similar companies without the conversion feature.
               The effects on the Consolidated Balance Sheets as of December 31, 2008 are as follows:

	As originally	Retrospective	As retrospectively
	reported	adjustment	applied
Property, plant and equipment	$1,393,952	$1,600	$1,395,552
Debt issuance costs	$9,290	$(736)	$8,554
Non-current deferred income taxes	$114,831	$(9,351)	$105,480
Long-term obligations, net of current portion	$560,857	$(21,882)	$538,975
Additional paid in capital	$217,740	$14,073	$231,813
Accumulated deficit	$(187,452)	$(678)	$(188,130)
               The following table includes selected data regarding the convertible notes as of December 31, 2009 and 2008:

	2009	2008
Net carrying amount of the equity component	$14,073	$14,073
Principal amount of the convertible notes	$125,000	$125,000
Unamortized debt discount	$17,508	$21,882
Amortization period remaining	38 months	50 months
Net carrying amount of the convertible notes	$107,492	$103,118
               The following table details the interest components of the convertible notes contained in the Company’s “Consolidated Statements of Operations” for the years ended December 31, 2009 and 2008, respectively:

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)
11. LONG-TERM OBLIGATIONS (Continued)

	2009	2008
Coupon interest expense	$7,187	$5,278
Amortization of the debt discount	4,374	2,880

Total included in interest expense	$11,561	$8,158

               Capital Leases and Other Long-term Obligations
               The Company has entered into various capital leases and other financing agreements totaling $5,969 and $5,634 with a weighted average interest rate of 10.19% and 10.16% at December 31, 2009 and 2008, respectively.
12. OTHER LONG-TERM LIABILITIES
               Other long-term liabilities consist of the following at December 31, 2009 and 2008:

	2009	2008
Interest rate swaps	$14,796	$23,917
Asset retirement obligation	5,437	1,969
Other liabilities	4,331	5,134
Pension liability	3,342	3,556
Regulatory liabilities *	—	64,117

	$27,906	$98,693

*	Reflects the discontinuance of regulatory accounting and the impact of extinguishing the Company’s jurisdictional liability. See Note — 2 “Discontinuance of Regulatory Accounting”
13. INCOME TAXES
               The following table includes a reconciliation of federal statutory tax at 35% to the recorded tax benefit, for each year ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
Computed federal income taxes at the statutory rate	$(20,350)	$6,227	$(11,530)
Expense benefit in tax resulting from:
State income taxes (net of federal benefit)	(3,579)	1,036	(2,254)
Excess compensation not allowed	—	—	(209)
Other	(63)	197	(183)
Rate change	—	—	3,361
Stock-based compensation	(97)	(485)	(489)
Extraordinary gain	26,071	—	—
Valuation allowance	—	—	122,498

Total income tax benefit	$1,982	$6,975	$111,194

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)
13. INCOME TAX (Continued)
               The income tax provision for the years ended December 31, 2009 and 2008 comprised of the following charges:

	2009	2008	2007
Current:
Federal income tax	$—	$48	$(1,103)
State income tax	—	9	(198)

Total current	—	57	(1,301)

Deferred:
Federal income tax	(18,581)	5,332	(7,616)
State income tax	(5,508)	1,586	(2,387)
Extraordinary gain	26,071
Change in valuation allowance	—	—	122,498

Total deferred	1,982	6,918	112,495

Total income tax benefit	$1,982	$6,975	$111,194

               The Company accounts for income taxes under the asset-liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are recorded at a combined federal and state effective rate of 40.75% as of December 31, 2009 and 2008, are as follows:

	2009	2008
Deferred tax assets (liabilities):
Current:
Accrued compensation	$2,623	$3,723
Allowance for doubtful accounts	2,494	2,430
Net operating loss carry forwards	151	3,238
Fair value on interest rate swaps	6,082	9,833
Pension liability	409	410
Specific reserves	1,028	685
Self insurance accruals	755	665
Other	272	161

	13,814	21,145

Long-term:
Net operating loss carry forwards	69,379	56,076
Alternative minimum tax carry forward	5,215	5,167
Intangibles and goodwill	20,318	25,782
Deferred revenue	787	865
Pension liability	1,824	2,344
Property, plant and equipment	17,912	20,661
Stock-based compensation	2,577	3,125
Debt issuance costs	(6,968)	(8,693)
Other	581	153

	111,625	105,480

Total deferred tax assets, net	$125,439	$126,625

               In the year ended December 31, 2009, the Company generated a taxable loss which was offset by a tax benefit related to Net Operating Loss (“NOL”). In the year ended December 31, 2008, the Company generated a taxable loss which was primarily caused by electing to take bonus depreciation, as allowed under the “Economic Stimulus Act of 2008”, on qualified fixed assets. Offsetting the loss in 2008, the Company recorded a tax benefit related to NOL’s generated in 2008.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)
13. INCOME TAX (Continued)
               The Company files consolidated income tax returns with all if its subsidiaries for U.S. Federal purposes and with the States of Alaska and Oregon. The Company is no longer subject to examination for years prior to 2006. The Company is not currently being audited, nor has it been notified of any pending audits. Except as described below, the Company is not aware of any controversial or unsupported positions taken on its tax returns that have not either been resolved in prior audits, by amending prior returns or by adjusting NOL carry forwards to rectify its filings. In 2008, the Company acquired Crest Communications Corporation. In June 2009, the Internal Revenue Service commenced an audit of Crest’s tax returns for the years ended December 31, 2007 and 2006, respectively. The eventual outcome of the audit is unknown, however the Crest purchase agreement provides for an indemnification of the Company by the previous owners which could mitigate the impact of adjustments, if any, resulting from the audits. The Company has a $126 and $1,041 income tax receivable at December 31, 2009 and 2008, respectively.
               The Company accounts for income tax uncertainties using a threshold of “more-likely-than-not” in accordance with the provisions of ASC Topic 740-10, Income Taxes. The Company has reviewed all of its tax filings and positions taken on its returns and has not identified any material current or future effect on its consolidated results of operations, cash flows or financial position.
               In connection with the provisions of ASC Topic 718, Compensation — Stock Compensation, the Company elected to calculate the pool of excess tax benefits under the modified retrospective method, but only to prior interim periods in the year of initial adoption. Future tax benefits decreased $548 and increased $1,393 in 2009 and 2008, respectively.
               The Company has available at December 31, 2009, unused acquired and operating loss carry forwards of $174,154 federal and $150,811 state that may be applied against future taxable income as shown below:

	Total Unused Operating Loss
Year of	Carry forwards
Expiration	Federal	State
2018	$9,178	$—
2019	—	—
2020	2,209	—
2021	34,034	30,719
2022	28,697	25,780
2023	9,485	8,496
2024	48,062	47,658
2025	24,008	23,608
2026	3,609	1,377
2027	800	254
2028	4,945	4,087
2029	9,127	8,832

	$174,154	$150,811

               Acquired unused operating loss carry forwards associated with the Company’s acquisition of Internet Alaska in June 2000 and Crest in October of 2008 are limited by Section 382 of the Internal Revenue Code of 1986. Internet Alaska is limited to $216 and Crest is limited to $2,227 per year. To the extent that these limits are not used they can be carried forward to subsequent years thereby effectively increasing that year’s limitation.
               Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limit on the ability of loss corporations that undergo an “ownership change”. This limitation restricts the amount of operating losses that can be used to reduce its future taxable income. On December 7, 2005 the Company underwent an ownership change thereby subjecting it to the Section 382 loss limitation rules. The corrected overall annual limitation at date of ownership change was $14,874

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)
13. INCOME TAX (Continued)
per year annually increased by unrealized built-in gains of $10,794. The increase in limitation will be in effect through the year 2010. The taxable loss generated in 2005 after the change in ownership from December 7, 2005 through the end of the year was $1,489 and has no limitations.
14. EARNINGS PER SHARE
               Earnings per share are based on weighted average number of shares of common stock and dilutive potential common shares equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the “treasury stock” method. Due to the Company’s reported net losses before extraordinary item for the year ended December, 31, 2009, 2,261 potential common share equivalents, which consisted of options, restricted stock and stock-settled stock appreciation rights granted to employees and deferred shares granted to directors, were anti-dilutive. Also excluded from the calculation were shares related to the Company’s convertible debt which were anti-dilutive for the twelve month periods ended December 31, 2009 and 2008. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Basic earnings per share:

Income (loss) before extraordinary item	$(3,293)	$(10,817)	$144,136
Extraordinary item, net of taxes	37,346	—	—

Net income (loss) applicable to common shares	$34,053	$(10,817)	$144,136

Weighted average common shares outstanding	44,177	43,391	42,701

Basic earnings per share
Income (loss) before extraordinary item	(0.08)	$(0.25)	$3.38
Extraordinary item, net of taxes	0.85	—	—

Net income (loss)	$0.77	$(0.25)	$3.38

Diluted earnings per share:

Dilutive shares
Weighted average shares outstanding:	44,177	43,391	42,701
Restricted stock, options and deferred shares	—	—	1,484

Weighted average diluted shares outstanding	44,177	43,391	44,185

Diluted earnings per share
Income (loss) before extraordinary item	$(0.08)	$(0.25)	$3.26
Extraordinary item, net of taxes	0.85	—	—

Net Income (loss) per share	$0.77	$(0.25)	$3.26

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)
15. STOCK INCENTIVE PLANS
               Under the Company’s stock incentive plans, ACS Group, through the Compensation and Personnel Committee of its Board of Directors, may grant stock options, restricted stock, stock appreciation rights and other awards to officers, employees and non-employee directors. Since inception, ACS Group has reserved 14,710 shares of authorized common stock for issuance under its stock incentive plans. In general, instruments issued under the plans vest ratably over three, four or five years and the plans terminate in 2012. After the plans terminate, all shares granted under the plan, prior to termination, continue to vest under the terms of the grant when awarded.
               Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan
               The 1999 Stock Incentive Plan was adopted by the ACS Group in November 1999. The Company has reserved 12,160 shares under this plan. At December 31, 2009, 12,483 equity instruments have been granted, 3,680 have been forfeited, 5,716 have been exercised. A total of 81 shares that have been surrendered for payroll taxes or exercise price may be reissued under the plan. A total of 3,438 shares are available for issuance under the plan.
               The Company began granting restricted stock in August 2005, in lieu of stock options as the primary equity based incentive for executive and non-union represented employees. The time based restricted stock awards have vesting terms that range from three to five years with equal annual vesting amounts. The performance based restricted stock awards cliff vest in five years and have accelerated vesting terms of one third per year if certain profitability and capital expenditure criteria are met. A long term incentive program (“LTIP”) also exists for executive management. LTIP awards are awarded annually and cliff vest in five years with accelerated vesting in three years if cumulative three year profitability and capital expenditure criteria are met.
               The Company granted performance share units in June 2008, to certain executives under the 1999 Stock Incentive Plan. PSUs were awarded on the condition that the participant remains employed or in the service of the Company from the date of the Agreement through the time of vesting. Compensation expense associated with outstanding performance share units were recorded over the estimated performance period which would likely result in the vesting of the awards. The amount of expense recorded each period was dependent upon an estimate of the number of shares that would ultimately be issued. As the payout of these awards was subject to the approval of the compensation committee, the awards were re-measured at each reporting period end until such time as they vested or cancelled. In March 2009, the Compensation and Personnel Committee determined that 50% of the units vested based upon completion of certain goals. In June 2009, the Committee determined approximately 80% of the remaining units had vested based upon individual achievement of the remaining goals and the balance of unvested units were cancelled.
               The Company began granting SSARs in September 2008, to certain executives under the 1999 Stock Incentive Plan. The Company granted SSARs to Liane Pelletier, the Company’s Chief Executive Officer and two other named executive officers. The SSARs have a term of five years and include rateable vesting through January 2012.
               2003 Options for Officer Inducement Grant
               During 2003, the Company’s Board of Directors awarded 1,000 options as an inducement grant in hiring, Liane Pelletier, the Company’s Chief Executive Officer. As of December 31, 2009, 800 options have been exercised and converted and 200 are currently outstanding.
               2008 Restricted Stock Unit Equivalents for Officer Inducement Grant
               In September 2008, the Company entered into an amended and restated employment agreement with Liane Pelletier, the Company’s Chief Executive Officer. Under the agreement, the Company granted the executive 100 fully vested restricted stock unit equivalents. These RSUEs were settled in shares of the Company’s common stock, reserved under the 1999 Stock Incentive Plan, on a one-for-one basis on July 31, 2009. The Company also paid cash equal to dividends declared on shares of the Company’s common stock from September 1, 2008 through July 31, 2009. The Company accounted for these RSUEs as a liability, re-measured at each reporting period, until July 31, 2009.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)
15.STOCK INCENTIVE PLANS (Continued)
               Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan
               The 1999 Employee Stock Purchase Plan was adopted by ACS Group in November 1999. The Company has reserved 1,050 shares under this plan. At December 31, 2009, 178 shares are available for issuance and sale. ACS Group employees and employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week, is not more than five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code.
               A participant in the purchase plan may authorize regular salary deductions up to a maximum of 15% and a minimum of 1% of base compensation. The fair market value of shares which may be purchased by any employee during a calendar year may not exceed $25. The amounts deducted and contributed are applied to the purchase of shares of common stock at 85% of the lesser of the fair market value of such shares on the date of purchase or on the offering date for such offering period. The offering dates are January 1 and July 1 of each purchase plan year and each offering period will consist of one six-month purchase period. The first offering period under the plan commenced on January 1, 2000. Shares are purchased on the open market or issued from authorized but un-issued shares on behalf of participating employees on the last business days of June and December for each purchase plan year and each such participant has the rights of a stockholder with respect to such shares. During the year ended December 31, 2009, approximately 20% of eligible employees participate in the plan.
               ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan
               The non-employee director stock compensation plan was adopted by ACS Group in November 1999. ACS Group has reserved 500 shares under this plan. At December 31, 2009, 284 shares have been awarded and 216 shares are available for grant under the plan. In 2007, the Company’s policy required directors to receive not less than 50% of their annual retainer in the form of ACS Group’s stock. Directors were permitted to elect up to 100% of their annual retainer in the form of ACS Group’s stock. Beginning January 1, 2008 the Company’s policy was revised to require that Directors receive a portion of their annual retainer in the form of ACS Group’s stock. Once a year, the Directors elect the method by which they receive their stock (issued or deferred). During the year ended December 31, 2009, 51 shares under the plan were awarded to directors, of which 24 were deferred until termination of service.
               Stock Compensation Expense
               Total compensation cost for share-based payments was $4,273, $9,477 and $6,390, for the years ended December 31, 2009, 2008 and 2007, respectively.
               The Company purchases, from shares reserved under the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan, sufficient vested shares to cover minimum employee payroll tax withholding requirements upon the vesting of restricted stock. From time to time the Company also purchases sufficient vested shares to cover minimum employee payroll tax withholding requirements at the aggregated exercise price upon exercise of options. Shares repurchased by the Company for this purpose are not reallocated to the share reserve set aside for future grants under the plan. The Company expects to repurchase approximately 35 shares in 2010. This amount is based upon an estimation of the number of shares of restricted stock awards expected to vest and options expected to be exercised during 2010.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)
15.STOCK INCENTIVE PLANS (Continued)
               Valuation Assumptions
               Assumptions used for valuation of equity instruments awarded during the twelve months ended December 31, 2009, 2008 and 2007; respectively:

	2009	2008	2007
Stock options:

Risk free rate	0.25%	0.25% - 2.00%	—
Dividend yield	9.27%	7.59%	—
Expected volatility factor	36.27%	33.88%	—
Expected option life (years)	3.24	3.22	—

Restricted stock:

Risk free rate	0% - 0.25%	0.25% - 2.25%	4.25% - 5.25%
Quarterly dividend	$0.215	$0.215	$0.215
Expected, per annum, forfeiture rate	0% - 5.47%	0% - 4.47%	4.47%
Options and Restricted Stock Outstanding
     Stock Options and Stock-Settled Stock Appreciation Rights
               Stock options were not granted for the twelve months ended December 31, 2009, 2008 and 2007. There were 775 SSARs granted for the twelve months ended December 31, 2009 and 2008. SSARs were not granted for the twelve months ended December 31, 2007.
               Proceeds from the exercise of stock options for the year ended December 31, 2009 were $253. Information on outstanding options under the plan for the year ended December 31, 2009 is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 1, 2009	1,350	$8.94
Granted	775	9.30
Exercised	(112)	4.44
Canceled or expired	(2)	9.23

Outstanding at December 31, 2009	2,011	9.33	3.79	$1,283

Exercisable at December 31, 2009	1,197	$9.36	3.75	1,244

               Select information on equity instruments under the plan for the years ended December 31, 2009, 2008 and 2007 follows:

	Twelve Months Ended
	December 31,
	2009	2008	2007
Weighted-average grant-date fair value of equity instruments granted	$3.27	$5.87	$10.48
Total fair value of shares vested during the period	$7,300	$8,403	$5,273
Total intrinsic value of options exercised	$391	$4,260	$2,225

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)
15.STOCK INCENTIVE PLANS (Continued)
     Restricted Stock Units and Performance Share Units
               There were 845, 846 and 591 restricted stock grants for the years ended December 31, 2009, 2008 and 2007, respectively. Also in the years ended December 31, 2009 and 2008, respectively, 100 RSUEs were converted to common stock and 263 PSUs were granted. In 2007, no RSUE’s were converted and no PSUs were granted.
               Restricted stock grants outstanding, all of which are non-vested at December 31, 2009, are as follows:

		Weighted
		Average
	Number of	Fair
	Shares	Value
Outstanding at January 1, 2009	1,382	$10.26
Granted	845	5.28
Vested	(762)	9.57
Canceled or expired	(189)	8.18

Outstanding at December 31, 2009	1,276	$7.69

     Unamortized stock-based payment and the weighted average expense period at December 31, 2009, are as follows:

		Average Period
	Unamortized	to Expense
	Expense	(years)
Stock options and SARs	$308	1.0
Restricted stock	5,008	3.4

	$5,316	3.3

16. RETIREMENT PLANS
               Pension benefits for substantially all of the Company’s employees are provided through the Alaska Electrical Pension Fund (“AEPF”). The Company pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for, or allocated separately to, the individual employer. During 2009 the Company received a notice of Zone Freezing Election from the Joint Board of Trustees of the AEPF. The notice is a one time election allowable under the Worker, Retiree and Employer Recovery act of 2008 which freezes the plan’s zone status for the 2008 plan year at January 1, 2008 values. The notice certified that the plan was in the Green or Safe Zone for the upcoming plan year. The Company can not accurately project any change in the plan status in future years given the uncertainty of economic conditions or the effect of actuarial valuations versus actual performance in the market. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for or allocated separately to the individual employer. The Company’s portion of the plan’s pension cost for 2009, 2008 and 2007 was $10,799, $11,548 and $11,722, respectively.
               The Company also provides a 401(k) retirement savings plan covering substantially all of its employees. The plan allows for discretionary contributions as determined by the Board of Directors, subject to Internal Revenue Code limitations. There was an $81 and $18 matching contribution for 2009 and 2008 respectively. No matching contribution was made in 2007.
               The Company also has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel’s Alaska properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 3, 1999. Accrued benefits under the ACS Retirement Plan were determined in accordance with the provisions of the CenturyTel Plan. Upon completion of the transfer to the Company, covered

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)
16. RETIREMENT PLANS
employees ceased to accrue benefits under the plan. On November 1, 2000, the ACS Retirement Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPP. As a result of this amendment, prior service cost of $1,992 was recorded and is being amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). With the recent down turn in the economy, the plan is not adequately funded under ERISA at December 31, 2009. Management is currently assessing the timing and amount of a contribution the Company will make during 2010 to maintain required funding levels. Management is also estimating what additional contributions the Company may be required to make in subsequent years in the event the value of the plan’s assets remains volatile or continue to decline. The Company made a $35 contribution in 2009 for the 2008 tax year. The Company did not contribute to the fund in 2008 for the 2007 tax year. In September 2007, the Company funded $300 for the 2006 tax year. The Company uses a December 31 measurement date for the plan.
               The following is a calculation of the funded status of the ACS Retirement Plan using beginning and ending balances for 2009 and 2008 for the projected benefit obligation and the plan assets:

	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$13,094	$12,883
Interest cost	838	810
Actuarial gain	971	166
Benefits paid	(774)	(765)

Benefit obligation at end of year	14,129	13,094

Change in plan aassets:
Fair value of plan assets at beginning of year	9,538	13,311
Actual return on plan assets	1,988	(3,008)
Employer contribution	35	—
Benefits paid	(774)	(765)

Fair value of plan assets at end of year	10,787	9,538

Funded status	$(3,342)	$(3,556)

               The plan’s projected benefit obligation equals its accumulated benefit obligation. The 2009 and 2008 liability balance of $3,342 and $3,556 respectively is recorded on the balance sheet in other long-term liabilities.
               The following table represents the net periodic pension expense for the ACS Retirement Plan for 2009, 2008 and 2007:

	2009	2008	2007
Interest cost	$838	$810	$782
Expected return on plan assets	(730)	(1,031)	(994)
Amortization of loss	778	157	322
Amortization of prior service cost	203	203	203

Net periodic pension expense	$1,089	$139	$313

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)
16.RETIREMENT PLANS (Continued)
               In 2010, the Company expects amortization of prior service costs of $129 and amortization of net gains and losses of $638.

	2009	2008
Components of other comprehensive (income) loss:
Prior service cost	$129	$332
Net loss	5,302	6,368

	$5,431	$6,700

               The assumptions used to account for the plan as of December 31, 2009 and 2008 are as follows:

	2009	2008
Discount rate for benefit obligation	5.89%	6.63%
Discount rate for pension expense	6.63%	6.49%
Expected long-term rate of return on assets	8.00%	8.00%
Rate of compensation increase	0.00%	0.00%
               The discount rates were calculated using a proprietary yield curve based on the top 30% of the universe of bonds included in the bond pool. The expected long-term rate of return on assets rate is the best estimate of future expected return for the asset pool, given the expected returns and allocation targets for the various classes of assets
               Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the plan:

	Minimum	Maximum
Equity securities	40%	100%
Fixed income	20%	60%
Cash equivalents	0%	10%
               The plan’s asset allocations at December 31, 2009 and 2008, by asset category are as follows:

Asset Category	2009	2008
Equity securities*	60%	54%
Debt securities*	39%	46%
Other/Cash	1%	0%

*	May include mutual funds comprised of both stocks and bonds.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)
16.RETIREMENT PLANS (Continued)
               The following table reflects major categories of plan assets as of December 31, 2009, inputs and valuation techniques used to measure the fair value of plan assets regarding the ACS Retirement Plan:

Asset Category	Total	Level 1	Level 2	Level 3
Money market	$66	$66	$—	$—

Equity Securities (Investment Funds)*
International Growth	1,629	1,629	—	—
U.S. Small CAP	520	520	—	—
U.S. Large CAP	4,350	4,350	—	—
Debt Securities (Investment Funds)*
PIMCO Total Return Fund	4,222	4,222	—	—

	$10,787	$10,787	$—	$—

*	May include mutual funds comprised of both stocks and bonds.
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
               The benefits expected to be paid in each of the next five years, and in the aggregate for the five fiscal years thereafter, are as follows:

2010	$894
2011	920
2012	940
2013	973
2014	977
2015-2019	5,248
               The Company also has a separate executive post retirement health benefit plan. The Alaska Communications Systems Executive Retiree Health Benefit Plan (“The ACS Health Plan”) was adopted by the Company in November 2001 and amended in October 2002. The ACS Health Plan covers a select group of former management employees and provides a graded subsidy for medical, dental and vision coverage. The Compensation and Personnel Committee of the Board of Directors decided to terminate The ACS Health Plan in January 2004. Three people qualified under the plan are eligible for future benefits, and the plan is closed to future participants.
               The Company uses the projected unit credit method for the determination of post retirement health cost for financial reporting and funding purposes and complies with the funding requirements under ERISA. No contribution was made to The ACS Health Plan for 2009, 2008 or 2007, and no contribution is expected in 2010. The Company uses a December 31 measurement date for the plan.
               The fundamental investment objective of the plan is to realize an annual total investment return consistent with the conservative risk tolerance plan dictated by the Company. The investment profile of the plan emphasizes liquidity and income, some capital stock investment and some fluctuation of investment return. It is anticipated that the investment manager will achieve this objective by investing the account’s assets in mutual funds. The portfolio may hold common stock, fixed income

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)
16.RETIREMENT PLANS (Continued)
securities, money market instruments and U.S. Treasury obligations. On December 31, 2009, the plan was underfunded by $17 with plan assets of $213. The net periodic post-retirement cost for 2009 was $2.
17. BUSINESS SEGMENTS
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
               With the discontinuance of regulatory accounting as of July 1, 2009, the Company recorded the elimination of its regulatory assets and liabilities resulting in an extraordinary gain in the current year. Additionally the Company retrospectively reclassified certain items in the financial statements to conform to the current presentation. See Note 2 — “Discontinuance of Regulatory Accounting” for a detailed description of these changes. The reclassifications had no affect on the Company’s previously reported operating cash flow, income before taxes, or net income.
               The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2009:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$260,529	$143,500	$10,926	$(68,447)	$346,508
Intersegment revenue	55,041	2,480	10,926	—	68,447
Depreciation and amortization	66,986	8,963	5,409	—	81,358
Operating income (loss)	(12,424)	45,632	(163)	—	33,045
Interest expense	2,479	703	(41,593)	—	(38,411)
Interest income	—	—	91	—	91
Income (loss) before income tax	(9,945)	46,335	(41,665)	—	(5,275)
Income tax (expense) benefit	(23,801)	(19,008)	44,791	—	1,982
Extraordinary item, net of tax	37,442	(96)	—	—	37,346
Net income	3,696	27,231	3,126	—	34,053
Total assets	484,718	183,099	5,112	—	672,929
Capital expenditures	32,953	13,575	7,681	—	54,209

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008, and 2007
(In Thousands, Except Per Share Amounts)
17. BUSINESS SEGMENTS (Continued)
               The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2008:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$263,435	$144,843	$19,391	$(76,531)	$351,138
Intersegment revenue	54,411	2,729	19,391	—	76,531
Depreciation and amortization	52,159	8,223	13,620	—	74,002
Loss on impairment of goodwill and intangible assets	29,641	—	—	—	29,641
Operating income (loss)	(32,394)	42,409	4,815	—	14,830
Interest expense	3,665	504	(38,241)	—	(34,072)
Interest income	1	—	1,694	—	1,695
Income (loss) before income tax	(28,728)	42,913	(31,977)	—	(17,792)
Income tax (expense) benefit	3,407	(17,949)	21,517	—	6,975
Net income (loss)	(25,321)	24,964	(10,460)	—	(10,817)
Total assets	556,675	185,283	10,109	(3,216)	748,851
Capital expenditures	109,462	14,633	5,817	—	129,912
               The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2007:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$262,973	$138,654	$11,207	$(62,380)	$350,454
Intersegment revenue	48,569	2,604	11,207	—	62,380
Depreciation and amortization	53,297	13,199	4,841	—	71,337
Operating income	10,430	43,284	5,797	—	59,511
Interest expense	38	1,208	(29,632)	—	(28,386)
Loss on extinguishment of debt	—	—	(355)	—	(355)
Interest income	2	—	2,018	—	2,020
Income (loss) before income tax	10,729	44,522	(22,309)	—	32,942
Income tax (expense) benefit	(664)	(18,191)	130,049	—	111,194
Net income	10,065	26,331	107,740	—	144,136
Total assets	464,845	191,227	7,131	—	663,203
Capital expenditures	28,162	15,519	18,964	—	62,645
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
               In 2005, the Company entered in to floating-to-fixed interest rate swaps which were subsequently re-priced in 2006. These instruments have total notional amounts of $135,000 and $85,000, respectively, which swaps the floating interest rate on a portion of the term loan borrowings under the 2005 senior credit facility for a five year term at a fixed rate of 5.88% and 6.50%, per year respectively. The Company also entered into a six year $40,000 notional amount floating to fixed swap arrangement, effectively fixing the rate on this portion of the term loan at 6.43% per year. On December 31, 2009, the Company’s floating-to-fixed interest rate swaps with a total notional amount of $135,000 expired.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)
18.ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)
               In February 2006, the Company and ACS Holdings executed additional $115,000 and $52,900 notional amount floating-to-fixed interest rate swap agreements related to its $375,000 term loan under its 2005 senior bank credit facility. The swaps effectively fix the LIBOR rate on $115,000 and $52,900 principal amount of senior bank credit facility at 6.71% and 6.75%. On December 31, 2009, 2008 and 2007 substantially all for the Company’s swaps were effective. During 2008, in connection with the Company’s issuance of its 5.75% Convertible Notes Due 2013, the Company prepaid $2,011 of principal required by its senior credit facility. The Company did not adjust its swap position to compensate for the prepayment as it was determined the overall effect on the hedge position was de minimus.
               The fair value of the Company’s swaps is a negative carrying value of $14,796, at December 31, 2009. This balance was recorded as other comprehensive loss in the Company’s “Consolidated Statement of Stockholders’ Equity” with a corresponding liability recorded in “Other long-term liabilities” on the “Consolidated Balance Sheet”.
               Concurrent with the issuance of its 5.75% Convertible Notes due 2013, the Company entered into convertible note hedge transactions with an affiliate of one of the initial purchasers and certain other financial institutions for the purpose of reducing the potential dilution to common stockholders. If the Company is required to issue shares of its common stock upon conversion of the notes, the Company has the option of receiving up to 9,266 shares of its common stock when the price is between $12.90 and $16.42 per share upon conversion. The Company entered into warrant transactions with the same counterparties who have the option of receiving up to the same number of shares of the Company’s common stock when the price exceeds $16.42 per share. The convertible note hedge had a cost of $20,431 and the Company received proceeds of $9,852 related to the sale of the warrants, each of which has been accounted for as an equity transaction in accordance with ASC Topic 815-40.
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
               The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $877 as of December 31, 2009 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
               The Company pledges substantially all property, assets and revenue as collateral on its outstanding debt instruments.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)
20. SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Quarterly Financial Data
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2009
Operating revenues	$86,158	$86,019	$91,262	$83,069	$346,508
Operating income (loss)	12,275	12,323	10,325	(1,878)	33,045
Net income (loss)	2,219	1,158	37,671	(6,995)	34,053
Net income (loss) per share:
Basic	0.05	0.03	0.85	(0.16)	0.77
Diluted	0.05	0.03	0.83	(0.16)	0.77

2008
Operating revenues	$87,830	$85,152	$91,285	$86,871	$351,138
Operating income (loss)	16,832	9,624	12,045	(23,671)	14,830
Net income (loss)	5,776	633	1,845	(19,071)	(10,817)
Net income (loss) per share:
Basic	0.13	0.01	0.04	(0.44)	(0.25)
Diluted	0.13	0.01	0.04	(0.44)	(0.25)
               For the fourth quarter 2009, the Company reported revenue of $83,069 and net loss of $6,995.
               The decline from the prior quarter is largely attributable to $4,254 in fourth quarter reserves, charges for access revenue, the repudiation of contractual commitments by a bankrupt vendor, an out-of-period true-up for bad debt write-offs and other third party claims. Additionally, the Company incurred a $3,873 loss on the disposal of assets primarily due to the impairment of certain IT projects.
               The above quarterly results also reflect the correction of an out-of-period adjustment initially made in the second quarter of 2009 to correct an error in the calculation of depreciation expense in regulatory assets, and the related income tax expense, during the first quarter of 2009. Depreciation expense has been decreased by $2,456 and increased by $2,456 for the first and second quarters, respectively from amounts previously reported on the Company’s forms 10-Q’s for the periods ended March 31, 2009 and June 30, 2009. Income tax expense has been increased by $1,081 and decreased by $1,081 for the first and second quarters, respectively from amounts previously reported on the Company’s forms 10-Q’s for the periods ended March 31, 2009 and June 30, 2009.