Form 10-Q
period 2010-03-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2010-05-10
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of the registrant’s Common Stock, as of April 19, 2010, was 44,565,367.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands except Per Share Amounts)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$8,206	$6,271
Restricted cash	5,588	5,843
Accounts receivable-trade, net of allowance of $6,615 and $6,066	38,903	35,414
Materials and supplies	7,506	7,109
Prepayments and other current assets	5,412	4,489
Deferred income taxes	13,438	13,814

Total current assets	79,053	72,940

Property, plant and equipment	1,413,970	1,416,359
Less: accumulated depreciation and amortization	(977,373)	(965,470)

Property, plant and equipment, net	436,597	450,889

Non-current investments	855	855
Goodwill	8,850	8,850
Intangible assets, net	21,465	21,517
Debt issuance costs	5,320	5,960
Deferred income taxes	113,232	113,994
Other assets	274	293

Total assets	$665,646	$675,298

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$5,740	$793
Accounts payable, accrued and other current liabilities	60,557	68,651
Advance billings and customer deposits	9,429	9,351

Total current liabilities	75,726	78,795

Long-term obligations, net of current portion	538,283	538,557
Other long-term liabilities	28,383	27,906

Total liabilities	642,392	645,258

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized, 44,564 and 44,484 issued and outstanding, respectively	446	445
Additional paid in capital	190,093	198,979
Accumulated deficit	(156,202)	(157,472)
Accumulated other comprehensive loss	(11,083)	(11,912)

Total stockholders’ equity	23,254	30,040

Total liabilities and stockholders’ equity	$665,646	$675,298

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands except Per Share Amounts)

	Three Months Ended
	March 31,
	2010	2009
Operating revenues	82,447	86,041

Operating expenses:
Cost of services and sales	32,399	32,343
Selling, general and administrative	20,770	22,661
Depreciation and amortization	18,761	18,429
(Gain) loss on disposal of assets	(488)	450

Total operating expenses	71,442	73,883

Operating income	11,005	12,158

Other income and expense:
Interest expense	(8,748)	(8,340)
Interest income	14	34

Total other income and expense	(8,734)	(8,306)

Income before income tax expense	2,271	3,852

Income tax expense	(1,001)	(1,702)

Net income	$1,270	$2,150

Net income per share:

Basic	$0.03	$0.05

Diluted	$0.03	$0.05

Weighted average shares outstanding:

Basic	44,493	43,746

Diluted	45,227	44,527

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Three months Ended March 31, 2010
(Unaudited, In Thousands except Per Share Amounts)

					Accumulated
			Additional		Other
		Common	Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit	Loss	Equity
Balance, December 31, 2009 — as revised	44,484	$445	$198,979	$(157,472)	$(11,912)	$30,040

Total comprehensive income	—	—	—	1,270	829	2,099

Dividends declared	—	—	(9,595)	—	—	(9,595)

Stock-based compensation	—	—	448	—	—	448

Tax benefit of convertible bond call options	—	—	380	—	—	380

Surrender of 22 shares to cover withholding taxes on stock-based compensation	—	—	(185)	—	—	(185)

Issuance of shares of common stock pursuant to stock plans, $.01 par	80	1	66	—	—	67

Balance, March 31, 2010	44,564	$446	$190,093	$(156,202)	$(11,083)	$23,254

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$1,270	$2,150
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	18,761	18,429
Amortization of debt issuance costs and debt discount	1,830	1,708
Stock-based compensation	448	1,401
Deferred income taxes	939	1,684
Provision for uncollectible accounts	772	1,050
Other non-cash (income) expenses	(216)	793
Changes in operating assets and liabilities	(6,827)	774

Net cash provided by operating activities	16,977	27,989

Cash Flows from Investing Activities:
Investment in construction and capital expenditures	(5,190)	(6,808)
Change in unsettled construction and capital expenditures	(5,229)	(12,342)
Net change in restricted accounts	255	8,559

Net cash used by investing activities	(10,164)	(10,591)

Cash Flows from Financing Activities:
Repayments of long-term debt	(7,184)	(13,163)
Proceeds from the issuance of long-term debt	12,000	8,000
Payment of cash dividend on common stock	(9,576)	(9,406)
Payment of withholding taxes on stock-based compensation	(185)	(1,342)
Proceeds from issuance of common stock	67	1

Net cash used by financing activities	(4,878)	(15,910)

Change in cash and cash equivalents	1,935	1,488

Cash and cash equivalents, beginning of period	6,271	1,326

Cash and cash equivalents, end of period	$8,206	$2,814

Supplemental Cash Flow Data:
Interest paid	$9,272	$10,576
Income taxes refunded	$(66)	$—

Supplemental Non-cash Transactions:
Property acquired under capital leases	$1	$59
Dividend declared, but not paid	$9,595	$9,571
ARO asset	$19	$3
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
Basis of Presentation
          The consolidated financial statements and footnotes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). However, the Company believes the disclosures made are adequate to make the information presented not misleading.
          In the opinion of management, the financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.
Use of Estimates
          The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes, including estimates of probable losses and expenses. Actual results could differ materially from those estimates.
Significant Changes in Accounting Practice, Reclassifications and Correction of Immaterial Errors
          During the three months ended March 31, 2010, the Company identified a cumulative adjustment which reduced wireline revenue by $5,764 and wireline income tax expense of $2,369 over a five year period beginning January 1, 2005. The adjustment was determined to be an immaterial error in the calculation of a regulatory liability payable to USAC for high cost loop support, and the related income tax expense. The Company concluded that these errors were not material to any of its prior period financial statements under the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99 Materiality. Although the errors were and continue to be immaterial to prior periods, because of the significance of the out-of-period correction in the first quarter of 2010, the Company applied the guidance of SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, and revised its prior period financial statements.
          In addition to a decrease of $3,118 in the Company’s accumulated deficit on December 31, 2008, the schedules that follow recast the immaterial error to reflect the balances as if they had been recorded in the proper periods.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)
          The following schedule presents a reconciliation of the effects of the adjustments made to the Company’s previously reported balance sheet line items for December 31, 2009:

	December 31, 2009
	As Reported	Adj	As Revised
Noncurrent deferred income taxes	$111,625	$2,369	$113,994
Total assets	672,929	2,369	675,298
Accounts payable, accrued and other current liabilities	62,887	5,764	68,651
Total current liabilities	73,031	5,764	78,795
Total liabilities	639,494	5,764	645,258
Accumulated deficit	(154,077)	(3,395)	(157,472)
Total stockholders’ equity	33,435	(3,395)	30,040
Total liabilities and stockholders’ equity	672,929	2,369	675,298
          The following schedule presents a reconciliation of the effects of the adjustments made to the Company’s previously reported quarterly consolidated statement of operations for the three months ended March 31, 2009:

	Three Months ended
	March 31, 2009
	As Reported	Adj	As Revised
Operating revenues	$86,158	$(117)	$86,041
Operating income	12,275	(117)	12,158
Income before income tax expense	3,969	(117)	3,852
Income tax expense	(1,750)	48	(1,702)
Net income	2,219	(69)	2,150
          As reported in our June 30, 2009 quarterly filing, the quarterly results for the three months ended March 31, 2009 also reflect the correction of an immaterial error in the calculation of depreciation expense on regulatory assets, and the related income tax expense. Depreciation expense has been decreased by $2,456, and income tax expense has been increased by $1,081, from amounts previously reported on the Company’s form 10-Q for the quarter ended March 31, 2009.
          The following schedules present a reconciliation of the effects of the adjustments made to the Company’s previously reported consolidated statements of cash flows for the three months ended March 31, 2009:

	Three Months ended
	March 31, 2009
	As Reported	Adj	As Revised
Net income	$2,219	$(69)	$2,150
Deferred income taxes	1,732	(48)	1,684
Changes in operating assets and liabilities	657	117	774
          Additionally, as previously disclosed in our September 30, 2009 quarterly filing, certain reclassifications have been made to reflect the Company’s discontinuance of regulatory accounting under Accounting Standards Codification (“ASC”) Topic 980 Regulated Operations (“ASC 980”). As a result of the approval of a petition submitted to the Federal Communications Commission (“FCC”) to be re-characterized from a “rate-of-return” carrier to a “price-cap” carrier, the Company ceased application of regulatory accounting effective July 1, 2009. See Note 7 — Business Segments for more information regarding the effects of the discontinuance of regulatory accounting.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
2. COMPONENTS OF COMPREHENSIVE INCOME
          The following table describes the components of comprehensive income, net of tax, for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended
	March 31,
	2010	2009
Net income	$1,270	$2,150
Minimum pension liability adjustment	144	251
Interest rate swap marked to market	685	667

Total comprehensive income	$2,099	$3,068

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
          The fair values of cash and cash equivalents, net accounts receivable, and payable, other short-term monetary assets and liabilities and capital leases, approximate carrying values due to their nature. The fair value of the Company’s 2005 senior credit facility, convertible notes, and other long-term obligations of $522,610 at March 31, 2010 was estimated based on quoted market prices. The carrying values of these liabilities were $544,023 at March 31, 2010.
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
          The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, at each hierarchical level:

	March 31, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Non-current investments in auction rate securities	$855	$—	$—	$855	$885	$—	$—	$885

Liabilities:
Interest rate swaps	$(13,632)	$—	$(13,632)	$—	$(14,796)	$—	$(14,796)	$—
          Non-current investments consist of Auction Rate Securities (“ARS”) that have maturity dates greater than one year from March 31, 2010. The investments in ARS are included in Level 3 as no active market or significant other observable inputs exist. The Company assigned a value to its ARS portfolio by reviewing the value assigned to similar securities by brokerages, relative yields and assessing credit risk. Subsequent to quarter end on April 27, 2010, the Company received notice that $400 of auction rate securities will be redeemed by the issuer at face value on May 27, 2010.
          Derivative contracts, included in other long-term liabilities are comprised of out-of-the-money interest rate swaps that are valued using models based on readily observable market parameters for all substantial terms of the derivative contracts are classified within Level 2.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
4. STOCK INCENTIVE PLANS
          Total compensation cost for share-based payments was $448 and $1,401 for the three months ended March 31, 2010 and 2009, respectively. Included in accrued compensation expense was $37 and $71 associated with employee stock purchase plan (“ESPP”) shares yet to be awarded for the three months ended March 31, 2010 and 2009, respectively.
          There were six and 35 restricted stock units granted during the three months ended March 31, 2010 and 2009, respectively. There were no stock-settled appreciation rights (“SSARs”) granted during the three months ended March 31, 2010 and 775 granted in the three months ended March 31, 2009.
          The following table describes the assumptions used for valuation of equity instruments awarded during the three months ended March 31, 2010 and 2009, respectively:

	2010	2009
Restricted stock:
Risk free rate	0.00%	0.25%
Quarterly dividend	$0.215	$0.215
Expected per annum, forfeiture rate	0.00%	0.00% – 4.47%

Stock Options:
Risk free rate	—	0.25%
Dividend yield	—	9.29%
Expected volatility factor	—	36.38%
Expected option life (years)	—	3.2
5. EARNINGS PER SHARE
          Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the “treasury stock method”. Potential common share equivalents, which consisted of options, restricted stock and SSARs granted to employees, and deferred shares granted to directors, resulted in dilutive earnings per share for the three months ended March 31, 2010. Excluded from the calculation were 1,554 and 1,624 options and SSARs which were out-of-the-money and therefore anti-dilutive at March 31, 2010 and 2009, respectively. Also excluded from the calculation were shares related to the Company’s convertible debt which were anti-dilutive for the three month periods ended March 31, 2010 and 2009.
          Earnings per share for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
Numerator — net income	$1,270	$2,150

Denominator — weighted average shares outstanding:
Basic shares	44,493	43,746
Dilutive impact of restricted stock, options and deferred shares	734	781

Dilutive shares	45,227	44,527

Earnings per share:
Basic	$0.03	$0.05

Diluted	$0.03	$0.05

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
6. RETIREMENT PLANS
          Pension benefits for substantially all of the Company’s employees are provided through the Alaska Electrical Pension Fund (“AEPF”). The Company pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for, or allocated separately to, the individual employer. During the second quarter of 2009 the Company received a notice of Zone Freezing Election from the Joint Board of Trustees of the AEPF. The notice is a one time election allowable under the Worker, Retiree and Employer Recovery act of 2008 which freezes the plan’s zone status for the 2008 plan year at January 1, 2008 values. The notice certified that the plan was in the “Green”, or “Safe Zone”, for the upcoming plan year. The Company can not accurately project any change in the plan status in future years given the uncertainty of economic conditions or the effect of actuarial valuations versus actual performance in the market.
          The Company also provides a 401(k) retirement savings plan covering substantially all of its employees.
          The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan (“Plan”) on September 1, 1999. Accrued benefits under the Plan were determined in accordance with the provisions of the CenturyTel Plan and upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the CenturyTel Plan. On November 1, 2000, the Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPF. As a result of this amendment, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company uses a December 31 measurement date for the Plan. The Company made no contributions to the Plan in the first three months of 2010 or 2009.
          The following table represents the net periodic pension expense for the ACS Retirement Plan for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended
	March 31,
	2010	2009
Interest cost	$208	$210
Expected return on plan assets	(183)	(182)
Amortization of loss	192	195
Amortization of prior service cost	51	51

Net periodic pension expense	$268	$274

7. BUSINESS SEGMENTS
          The Company’s segments and their principal activities consist of the following:
          Wireline — Wireline provides communication services including voice, broadband and data, next generation Internet protocol (“IP”) network services, network access, long distance and other services to consumer, carrier, business and government customers.
          Wireless — Wireless products and services include voice and data products, other value-added services and equipment sales.
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
7. BUSINESS SEGMENTS (Cont.)
          In addition, as a result of the discontinuance of regulatory accounting as of July 1, 2009, the Company has made certain reclassifications and adjustments to previously reported 2009 financial statements to conform to current presentation. To reflect the reclassifications and adjustments in the current quarter, the Company:
▪	eliminated $10,369 of intercompany revenue and expense previously not eliminated during the three months ended March 31, 2009;

▪	reclassified $520 of bad debt expense from contra revenue to Selling, General & Administrative (“SG&A”) expense in the three months ended March 31, 2009; and

▪	classified certain other operating expenses as cost of services and sales (“COGS”) or SG&A expense, as appropriate.
          These reclassifications had no effect on the Company’s previously reported operating cash flow, income before taxes or net income.
The following tables illustrate selected financial data for each segment as of and for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010
	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$62,859	$32,938	$1,413	$(14,763)	$82,447
Intersegment revenue	12,896	454	1,413	—	14,763
Income (loss) before income tax	460	10,030	(8,219)	—	2,271
Income tax (expense) benefit	(100)	(4,127)	3,226	—	(1,001)
Net income (loss)	360	5,903	(4,993)	—	1,270

	Three Months Ended March 31, 2009
	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$64,033	$35,826	$4,170	$(17,988)	$86,041
Intersegment revenue	13,212	606	4,170	—	17,988
Income (loss) before income tax	585	12,690	(9,423)	—	3,852
Income tax (expense) benefit	1,300	(5,220)	2,218	—	(1,702)
Net income (loss)	1,885	7,470	(7,205)	—	2,150
8. COMMITMENTS AND CONTINGENCIES
          The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of approximately $843 at March 31, 2010 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
          On April 19, 2010, the Internal Revenue Service (the “Service”) issued a Notice of Proposed Adjustment (the “NOPA”) with respect to the 2006, 2007 and 2008 taxable years of Crest Communications Corporation (“Crest”), which was acquired by the Company on October 30, 2008. Crest had acquired certain entities out of bankruptcy in 2002. The original majority stockholder of these entities, an Australian insurance company AMP, had made certain advances to the entities. These entities entered into bankruptcy in 2001, and the bankruptcy court approved a plan which effectively subordinated these advances to all other creditors. Upon acquiring the entities in 2002, Crest characterized the advances as equity for tax purposes. The Service is now asserting that characterization of the AMP advances as equity was incorrect, and that Crest had additional income due to the cancellation of debt. The cancellation of indebtedness income at the amounts set out in the NOPA could result in a charge to income tax expense of approximately $67 million, $28 million of which would be a result of additional taxes payable and $39 million of which would be a result of the reduction in recognized deferred tax assets.
          The Company believes there are errors within the adjustments asserted by the Service. If the Service accepts the corrections the Company believes are appropriate but still prevails on the underlying issue, the result could be a charge to income tax expense of approximately $13 million, which would be a result of the reduction in recognized deferred tax assets. The Stock Purchase Agreement (“SPA”) underlying the Company’s acquisition of Crest provides for indemnification

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
8. COMMITMENTS AND CONTINGENCIES (Cont.)
for the Company by the selling stockholders of Crest. This indemnity was entered into with the intent to mitigate the impact on the Company of potential tax exposure items such as those raised by the NOPA. The Company and the selling stockholders intend to contest all issues raised by the NOPA through various avenues of appeal. However, should the appeals process fail to overturn the NOPA, and should the Company prove unable to effectively enforce the indemnification provisions in the SPA, this could have a material effect on the Company’s results and financial position. Based on the guidance in FASB Interpretation Number (“FIN”) No. 48, ASC Topic 740, Accounting for Uncertainty in Income Taxes, the Company has determined that the receipt of the NOPA represents a re-assessment event in the second quarter and is in the process of evaluating whether the NOPA will have an impact on its second quarter 2010 results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Analysts’ Reports
          This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):
•	our strongly competitive environment, which comprises national and local wireless and wireline facilities-based competitors;

•	our substantial debt which requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt;

•	the availability of future financing in the amounts, at the terms, and subject to the conditions necessary, to support our business and pursue growth opportunities;

•	our ability to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders;

•	our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including our ability to obtain new devices, spectrum, bandwidth, and other network elements;

•	our ability to develop attractive integrated products and services making use of our substantial investments in fiber optic cable facilities, including our AKORN® and Northstar fiber optic cables that connect Alaska to the Lower 48 states;

•	unanticipated damage to one or more of our high capacity cables resulting from construction or digging mishaps, fishing boats or natural disasters;

•	changes in revenue from Universal Service Funds (“USFs”);

•	changes in general industry and market conditions, and structural declines within the telecommunications industry;

•	changes in overall national, regional or local economic conditions;

•	governmental and public policy changes, including changes in our revenues resulting from regulatory actions affecting inter-carrier compensation or other regulatory limitations placed on our ability to price our services or offer bundled services;

•	unanticipated costs required to fund our postretirement benefit plans;

•	the success or failure of any future acquisitions; and

•	the matters described under “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and this Quarterly Report on Form 10-Q.
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
Important Changes to Presentation
          On July 1, 2009, our incumbent local exchange carrier operations discontinued accounting for regulated enterprises as prescribed by ASC 980-20, and reassessed certain other related practices. As a result, we were required to:
•	recognize an “extraordinary item” as a result of the extinguishment of all our jurisdictional assets and liabilities net of the liability representing the Company’s asset retirement obligation in accordance with ASC 410;

•	eliminate all intercompany transactions;

•	reclassify bad debt expense, as a component of SG&A; and

•	make certain other reclassifications in the Consolidated Statement of Operations to separate operating expenses into COGS and SG&A.
          The discussion that follows in this “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”, unless otherwise specifically indicated, takes these foregoing changes into account.
          Additionally, during the three months ended March 31, 2010, we identified a cumulative adjustment which reduced wireline by revenue $5,763 and wireline income tax expense of $2,369 over a five year period beginning January 1, 2005. The adjustment was determined to be an immaterial error in the calculation of a regulatory liability payable to USAC for high cost loop support, and the related income tax expense, therefore we revised out prior period financial statements.
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
Strategy
          Our results of operations, financial position and sources and uses of cash in the current and future periods continue to reflect our focus on the following strategic imperatives:

•	Emphasis on Top-Line Growth: We emphasize revenue growth as well as growth in net cash provided by operating activities. We devote more resources to higher growth markets such as wireless, including wireless data; wireline broadband connections, including our long-haul fiber optic cables connecting our statewide MPLS network to the Lower 48, as well as expanded strategic services to business markets, rather than to the traditional wireline voice market.

•	Investment with Discipline: We focus on gaining market share in those markets that contain high revenue producing customers. In our wireline business, we focus on deploying and selling broadband connections in each market covered by our network. We have targeted investment in deploying high-speed fiber conductivity in and between Alaska’s urban centers. We invested heavily in interstate capacity through our acquisition of Crest Communications Corporation and construction of AKORN. We have increasingly targeted enterprise customers of all sizes that demand sophisticated data solutions. Revenues from these customers grew 5.7% in the three months ended March 31, 2010 compared with the same period last year, primarily driven by sales of advanced IP services and increases in revenues from agreements with carriers to terminate their Alaskan long distance traffic. In our wireless business, we have directed resources towards offering wireless plans that encourage customer adoption of large monthly-minute postpaid plans and unlimited postpaid plans. By directing resources carefully, we seek to distinguish ourselves from our competitors in a cost effective way.

•	Process Improvement to Achieve Operational Excellence: While focusing resources on revenue growth and market share gains, we continually challenge our management team and employees at all levels of the organization to lower expenses and improve the customer experience through process improvements. We expect to continue to invest in technology-assisted process improvement, including self-service initiatives. We expect efforts such as call center routing improvements and deploying enhanced self-service tools to customers on our web site, to improve our cost structure and maintain or improve operating income margins. We continue to employ extensive analytical analyses to identify weaknesses in our business processes. As a result of past successes, we have been able to serve more customers while maintaining our workforce at or below prior levels.

•	Pay for Performance: We embrace a culture of urgency and accountability. We establish goals for all of our employees that are tied to the imperatives described above. We seek to provide our non-represented employees cash incentives and equity compensation tied to these goals. We design executive compensation programs carefully to align executives’ and stockholders’ long-term interests.

•	Continuous Enhancement of Products and Services: We intend to continue to introduce new services that draw upon our core competencies that we believe will be attractive to our target customers. In considering new services, we look for market opportunities that we believe present significant growth opportunities such as, our investments in our AKORN and Northstar fiber optic cable systems and our first-to-market deployment of 3G wireless services. We also plan to selectively pursue acquisitions that will enable us to broaden our service offerings.
          We aim to create value for our shareholders by carefully investing cash flows generated by the business in specific opportunities and transactions that support these imperatives. Under our current $0.86 per share annual dividend policy, the company returned approximately $9.6 million in cash dividends to our stockholders during the first quarter of 2010.

RESULTS OF OPERATIONS
          All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

	Three Months ended March 31,
	2010	2009	Change	% Change
Operating revenues:
Wireline
Retail	$20,642	$21,442	$(800)	-3.7%
Wholesale	2,604	3,042	(438)	-14.4%
Access	15,000	15,254	(254)	-1.7%
Enterprise	11,717	11,083	634	5.7%

Wireline	49,963	50,821	(858)	-1.7%
Wireless	32,484	35,220	(2,736)	-7.8%

Total operating revenues	82,447	86,041	(3,594)	-4.2%

Operating expenses:
Wireline
Cost of services and sales	19,349	19,639	(290)	-1.5%
Selling, general and administrative	15,679	17,224	(1,545)	-9.0%
Wireless
Cost of services and sales	13,050	12,704	346	2.7%
Selling, general and administrative	5,091	5,437	(346)	-6.4%
Depreciation and amortization	18,761	18,429	332	1.8%
(Gain)/loss on disposal of assets	(488)	450	(938)	-208.4%

Total operating expenses	71,442	73,883	(2,441)	-3.3%

Operating income	11,005	12,158	(1,153)	-9.5%
Operating margin	13.3%	14.1%

Other income and expense:
Interest expense	(8,748)	(8,340)	(408)	4.9%
Interest income	14	34	(20)	-58.8%

Total other income and expense	(8,734)	(8,306)	(428)	5.2%

Income before income tax expense	2,271	3,852	(1,581)	-41.0%

Income tax expense	(1,001)	(1,702)	701	-41.2%

Net income	$1,270	$2,150	$(880)	-40.9%

Revenue Sources by Segment
          We have two reportable business segments, wireline and wireless, which conduct the following principal activities:
•	Wireline: We provide communications services including voice, data, broadband, multi-protocol label switching services, network access, long distance and other services to consumer, carrier, business and government customers throughout Alaska and to and from Alaska.

•	Wireless: We provide wireless voice and data services, products, other value-added services and equipment sales across Alaska.

Operating Revenue
     Wireline
          Retail: Declines in retail switched access lines in service during 2010 were concentrated in the residential market which we believe was impacted by wireless substitution. Retail revenue decreased in the three months ended March 31, 2010 over March 31, 2009, primarily due to a $0.6 million decline in local exchange revenue associated with residential line losses, a $0.3 million decline in long distance sales and a $0.1 million decline in customer premise equipment (“CPE”) sales to businesses. These losses were offset, in part, by a $0.3 million increase in revenue from our existing Internet Service Provider (“ISP”) subscriber base.
          Wholesale: Wholesale revenues decreased due to continued decline in leases of our unbundled network elements (“UNEs”). We believe this decline is primarily attributable to the ongoing migration of lines by our key competitor to its propriety cable telephony plant. We expect that wholesale revenue will continue to decline.
          Access: Access revenue declined slightly due to lower lines in service and traffic sensitive activity levels. We expect that access revenues will continue to decline over time.
          Enterprise: Enterprise revenue increased $0.6 million with higher data revenue of $2.3 million offset, in part, by a $0.9 million reduction in voice and a $0.8 million decline from an expired capacity exchange agreement.
     Wireless
          Wireless revenue declined $2.7 million in the three months ended March 31, 2010, as compared to the prior year period ended March 31, 2009, driven by a decrease of $1.4 million in recurring service plan revenue attributable to lower subscribers, a $1.2 million decline in Competitive Eligible Telecommunications Carrier (“CETC”) revenue, and a $0.4 million decline in handset and accessory sales. These decreases were offset by a $0.4 million increase in roaming revenue.
Operating Expense
     Wireline: Wireline operating expenses, which include local telephone, Internet, interexchange and cable systems operating costs, decreased $1.8 million for the quarter ended March 31, 2010 over March 31, 2009.
          Cost of Services and Sales — Wireline cost of services and sales decreased $0.3 million due to a $1.3 million decrease in labor and a $0.3 million decrease in land and building related charges, partially offset by, a $0.9 million increase in LD interstate COGS, a $0.3 million increase in advanced network services expense and a $0.2 million increase in ISP access and leased circuits.
          Selling, General and Administrative — Wireline SG&A expenses decreased $1.5 million driven by an overall reduction in our general work force, and lower cash and stock compensation incentive payments.
     Wireless:
          Cost of Services and Sales — Wireless cost of services and sales increased $0.3 million due to a $1.0 million increase in handset, accessory and data content expenses partially offset by a $0.8 million decrease in network costs.
          Selling, General and Administrative — SG&A expenses decreased $0.3 million due primarily to a decrease of $0.2 million in labor expense.
     Depreciation and Amortization: Depreciation and amortization expense increased $0.3 million in the three months ended March 31, 2010, from the same period in the prior year, due to net asset additions of $18.8 million.
     Gain/Loss on Disposal of Assets: The gain/loss on disposal of certain property was a net gain of $0.5 million in the period ended March 31, 2010, while the prior year period reflects a $0.5 million net loss due to the disposal of certain wireless network equipment.
     Other Income and Expense: Other income and expense for the three months ended March 31, 2010 is a net expense of $8.7 million. The net increase of $0.4 million in expense over the same period in the prior year is due to a reduction of capitalized interest on fixed assets in the course of construction following the commercial launch of AKORN in April 2009 offset, in part, by a $1.3 million reduction in cash interest expense following the expiration of certain out-of-the money interest rate swaps.
     Income Taxes: Income taxes are currently being calculated using our estimated effective tax rate of 43.9% for the first quarter of 2010. At March 31, 2010 we had tax net operating loss (“NOL”) carry forwards of approximately $171.4 million. Income tax expense will not involve a significant cash outflow until these NOLs are exhausted.

Liquidity and Capital Resources
     Our major sources and uses of funds for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended
	March 31,
	2010	2009
Net cash provided by operating activities	$16,977	$27,989
Net change in funds held in restricted accounts	$255	$8,559
Capital expenditures	$(5,190)	$(6,808)
Net settlement of capital expenditures payable	$(5,229)	$(12,342)
Net borrowings/(repayments)	$4,816	$(5,163)
Dividends	$(9,576)	$(9,406)
Interest paid	$9,272	$10,576
     Sources
          We have satisfied our cash requirements in the first three months of 2010 for operations, capital expenditures and debt service primarily through internally generated funds and additional borrowing against our revolving credit agreement. For the three months ended March 31, 2010, our net cash flows provided by operating activities were $17.0 million. At March 31, 2010, we had approximately $3.3 million in net working capital. Included in current assets were approximately $8.2 million in cash and cash equivalents and $5.6 million in restricted cash. As of March 31, 2010, we had access to $40.0 million under our revolving credit facility, representing 89% of available capacity.
          Our $425.9 million 2005 Senior Credit Facility contains a number of restrictive covenants, including covenants limiting capital expenditures, incurrence of debt and payment of dividends. Our 2005 Senior Credit Facility also requires that we achieve certain financial ratios quarterly, and we are currently operating comfortably within these financial ratios. We have entered into a series of interest swap agreements that currently effectively hedge our risk from changes in the London Inter-Bank Offered Rate (“LIBOR”) on approximately half of our term loan.
          On April 8, 2008, we sold $125.0 million aggregate principal amount of 5.75% Convertible Notes due March 1, 2013. These notes are unsecured obligations, subordinate to our obligations under the 2005 Senior Credit Facility, will pay interest semi-annually and may be convertible upon satisfaction of certain conditions.
          Our $425.9 million 2005 Senior Credit Facility matures in February 2012 while our $45.0 million revolver expires in February 2011. We intend to access the capital markets to issue a new senior secured facility to raise sufficient net proceeds to pay down our 2005 Senior Credit Facility on or before the 2011 expiration of our existing $45.0 million revolver. In conjunction with extending our debt maturity profile, we also intend to enter into a new and extended revolver agreement. In addition, we intend to access the capital markets to raise new debt to pay down our $125.0 million convertible notes before their November 2012 first put date.
     Uses
          Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been, and continue to be, significant. Cash outflows for capital expenditures for the three months ended March 31, 2010 were $10.4 million, inclusive of $5.2 million in net settlements of capital expenditure payables. We intend to fund future capital expenditures with cash on hand and net cash generated from operations.
          Since October 28, 2004, we have paid quarterly dividends on our common stock. Based on current shares outstanding at April 19, 2010 of approximately 44.6 million and our current annual dividend policy of $0.86 per share, maintaining our current dividend policy would result in $38.3 million being paid to common stockholders over the next four quarters. Dividends on our common stock are not cumulative.
          We believe that we will have sufficient cash on hand and cash provided by operations to service our debt, pay our quarterly dividends, and fund our operations, capital expenditures and other obligations over the next twelve months. Our ability to meet such obligations will be dependent upon our future financial performance, which is, in turn, subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond our control. See “Item 1A-Risk Factors” in our Annual Report on Form 10-K for further information regarding these risks.

Legal
          We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business, and have recorded litigation reserves of $0.8 million against certain claims and legal actions as of March 31, 2010. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress. See also Item 1. Legal Proceedings under Part II below.
Employees
          As of March 31, 2010, we employed 857 regular full-time employees, 9 regular part time employees and 3 temporary employees. Approximately 74% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement with the IBEW, as amended, that governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska expires on December 31, 2012. Management considers employee relations to be good.
Recent Developments
          See Item 1. Legal Proceedings under Part II below.
Critical Accounting Policies and Accounting Estimates
          We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional discussion on the application of these and other significant accounting policies, see Note 1 — Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. These policies and estimates are considered critical because they had a material impact, or have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates.
          As of July 1, 2009, we discontinued using the accounting principles prescribed by ASC 980. Historically, consistent with the application of ASC 980 and industry practice, intercompany revenues between our regulated local telephone companies and all other subsidiaries were not eliminated upon consolidation. With the discontinuance of regulatory accounting we now eliminate intercompany revenue between our regulated local telephone and all other subsidiaries. We have also revised the statement of operations to distinguish our COGS from our SG&A expenses. Previously, bad debt expense related to our regulated entities was accounted for as a reduction of revenue. As of the date of these statements bad debt expense is now considered an SG&A expense and has been classified in our income statement as such.
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, materials and supplies, long-lived assets, goodwill, intangible assets, deferred income taxes and network access revenue reserves. Actual results may differ from those estimates as the collection of those balances is not reasonably assured.
Recently Issued Accounting Pronouncements
          In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition — Multiple-Deliverable Revenue Arrangements a Consensus of the FASB Emerging Issues Task Force. The update was issued to clarify the revenue recognition measurement aspects of arrangements that include multiple deliverables (e.g. a computer and an operating system). This update is effective for fiscal years beginning on or after June 15, 2010. We are currently reviewing the update and the potential impact of its adoption on our financial statements.
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
          As of March 31, 2010, we had outstanding debt under our 2005 Senior Credit Facility. This on-balance sheet financial instrument, to the extent it provides for variable rates of interest, exposes us to interest rate risk with the primary interest rate risk exposure resulting from changes in LIBOR, or the prime rate, which are used to determine the interest rates that are applicable to borrowings under our 2005 Senior Credit Facility. In order to manage this risk, we have entered into a series of floating-to-fixed interest rate swap agreements that effectively fix LIBOR on a significant portion of the outstanding balance. The terms of these swap agreements range from September 2011 through December 2011. On March 31, 2010, we also had outstanding $125.0 million aggregate principal amount of our 5.75% Convertible Notes due 2013. The notes pay interest at a fixed rate and are subordinated to our obligations under our 2005 Senior Credit Facility as well as certain hedging agreements and other secured debt available under the credit facility.

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
          The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
          There was no change in our internal controls over financial reporting that occurred in the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
          We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
          On April 19, 2010, the Internal Revenue Service (the “Service”) issued a Notice of Proposed Adjustment (the “NOPA”) with respect to the 2006, 2007, and 2008 taxable years of Crest Communications Corporation (“Crest”) which we acquired on October 30, 2008. Crest had acquired certain entities out of bankruptcy in 2002. The original majority stockholder of these entities, an Australian insurance company AMP, had made certain advances to the entities. These entities entered into bankruptcy in 2001, and the bankruptcy court approved a plan which effectively subordinated these advances to all other creditors. Upon acquiring the entities in 2002, Crest characterized the advances as equity for tax purposes. The Service is now asserting that characterization of the AMP advances as equity was incorrect, and that Crest had additional income due to the cancellation of debt. The cancellation of indebtedness income at the amounts set out in the NOPA could result in a charge to income tax expense of approximately $67 million, $28 million of which would be a result of additional taxes payable and $39 million of which would be a result of the reduction in recognized deferred tax assets.
          We believe there are errors within the adjustments asserted by the Service. If the Service accepts the corrections we believe are appropriate but still prevails on the underlying issue, the result could be a charge to income tax expense of approximately $13 million, which would be a result of the reduction in recognized deferred tax assets. The Stock Purchase Agreement (“SPA”) underlying our acquisition of Crest provides for indemnification for the Company by the selling stockholders of Crest. This indemnity was entered into with the intent to mitigate the impact to us of any of potential tax exposure items such as those raised by the NOPA. The Company and the selling stockholders intend to contest all issues raised by the NOPA through various avenues of appeal. However, should the appeals process fail to overturn the NOPA, and should we prove unable to effectively enforce the indemnification provisions in the SPA, this could have a material effect on our results and financial position. Based on guidance in FIN 48 ASC Topic 740, we have determined that the receipt of the NOPA represents a re-assessment event in the second quarter and is in the process of evaluating whether the NOPA will have an impact on its second quarter 2010 results.

ITEM 1A.	RISK FACTORS
          Other than as described below, there have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The risk factors described below should be read in conjunction with those disclosed in our Form 10-K.
New regulations contemplated by the FCC’s National Broadband Plan may affect our business in ways we cannot anticipate. Until definitive regulations are proposed and adopted, we will face uncertainly that may impair our ability to make long-terms plans or set strategic goals, which could have a material adverse effect on our business.
          The FCC released its congressionally mandated National Broadband Plan on March 16, 2010 through which it seeks to address innovation, access and affordability of broadband Internet services. To achieve these goals, the plan seeks to effect substantial changes in the regulatory landscape for telecommunications companies, such as us, as well as other businesses. The plan seeks to initiate forty rulemaking proceedings, many of which will likely affect us. The plan specifies that regulatory changes would be made to:
•	establish new broadband competition policies;

•	ensure efficient allocation and management of government-controlled spectrum resources to promote deployment of wireless broadband networks;

•	reform universal service and intercarrier compensation methodologies; and

•	reform laws and regulations to address broadband use in government-influenced sectors, such as health care and education.
          We expect that our business would be affected by regulatory changes in these areas. For example, the plan recommends development of disclosure requirements on pricing and network performance for broadband service providers, a comprehensive review of wholesale competition rules, including those that govern the terms and conditions by which competitive broadband providers acquire high-capacity lines from incumbents, such as us, and updated rules for wireless backhaul spectrum to increase capacity and range. The plan also seeks to reform and reallocate the proceeds of the FCC’s Universal Service Fund as a key funding mechanism for the plan’s broadband deployment goal, which would affect our revenues in our wireline and wireless segments, as well as to reform the current methodology for intercarrier compensation, which would affect directly all of the revenue generated by our network access business.
          Because the language included in the plan is not definitive and numerous regulations would be proposed and implemented over time, we cannot predict what effects the plan will ultimately have on us. This uncertainty, which could last for several years, may have an adverse effect on our ability to make long-term plans or set strategic goals and source and efficiently allocate capital resources, which could cause a material adverse effect on our business, results of operations, and long-term prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Working capital restrictions and other limitations on the payment of dividends
          Our 2005 Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends. Said credit facility also requires that we maintain certain financial ratios. In addition, the Indenture governing our outstanding 5.75% Convertible Notes also contains a number of restrictive covenants.
          In addition, our board of directors may at any time, in its absolute discretion, amend or repeal our dividend policy which may result in the decrease or discontinuation of dividends. Future dividends, if any, will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, business opportunities, any competitive or technological developments, our increased need to make capital expenditures, provisions of Delaware law or other applicable law, and other factors that our board of directors may deem relevant.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 5.	OTHER INFORMATION.
          None.
ITEM 6. EXHIBITS
(a) Exhibits:
10.1	Collective Bargaining Agreement, dated, February 28, 2010, by and between Alaska Communications Systems Holding, Inc. and the International Brotherhood of Electrical Workers, Local Union 1547

31.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Wilson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David Wilson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2010	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
/s/ Liane Pelletier
Liane Pelletier
Chief Executive Officer, Chairman of the Board and President

/s/ David Wilson
David Wilson
Chief Financial Officer, Executive Vice President (Principal Accounting Officer)