Form 10-Q
period 2010-06-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2010-08-05
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☐
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
Yes ☐                No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of the registrant’s Common Stock, as of July 19, 2010, was
44,612,061.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands except Per Share Amounts)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$13,810	$6,271
Restricted cash	4,888	5,843
Accounts receivable-trade, net of allowance of $7,440 and $6,066	40,041	35,414
Materials and supplies	6,727	7,109
Prepayments and other current assets	4,050	4,489
Deferred income taxes	15,156	13,814

Total current assets	84,672	72,940

Property, plant and equipment	1,421,196	1,416,359
Less: accumulated depreciation and amortization	(994,169)	(965,470)

Property, plant and equipment, net	427,027	450,889

Non-current investments	455	855
Goodwill	8,850	8,850
Intangible assets, net	21,413	21,517
Debt issuance costs	4,673	5,960
Deferred income taxes	77,059	113,994
Other assets	3,202	293

Total assets	$627,351	$675,298

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$762	$793
Accounts payable, accrued and other current liabilities	59,398	68,651
Advance billings and customer deposits	9,469	9,351

Total current liabilities	69,629	78,795

Long-term obligations, net of current portion	539,306	538,557
Other long-term liabilities	29,738	27,906

Total liabilities	638,673	645,258

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized, 44,611 and 44,484 issued and outstanding, respectively	446	445
Additional paid in capital	182,157	198,979
Accumulated deficit	(183,875)	(157,472)
Accumulated other comprehensive loss	(10,050)	(11,912)

Total stockholders’ equity (deficit)	(11,322)	30,040

Total liabilities and stockholders’ equity	$627,351	$675,298

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating revenues	$84,532	$85,902	$166,979	$171,943

Operating expenses:
Cost of services and sales	32,067	34,225	64,466	66,568
Selling, general and administrative	22,052	21,821	42,822	44,482
Depreciation and amortization	18,607	17,631	37,368	36,060
(Gain) loss on disposal of assets	—	19	(488)	469

Total operating expenses	72,726	73,696	144,168	147,579

Operating income	11,806	12,206	22,811	24,364

Other income and expense:
Interest expense	(8,096)	(10,302)	(16,844)	(18,642)
Interest income	9	17	23	51

Total other income and expense	(8,087)	(10,285)	(16,821)	(18,591)

Income before income tax expense	3,719	1,921	5,990	5,773

Income tax expense	(31,392)	(832)	(32,393)	(2,534)

Net income (loss)	$(27,673)	$1,089	$(26,403)	$3,239

Net income (loss) per share:
Basic	$(0.62)	$0.02	$(0.59)	$0.07

Diluted	$(0.62)	$0.02	$(0.59)	$0.07

Weighted average shares outstanding:
Basic	44,570	44,195	44,532	43,972

Diluted	44,570	44,651	44,532	44,609

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
Six Months Ended June 30, 2010
(Unaudited, In Thousands except Per Share Amounts)

					Accumulated
			Additional		Other
		Common	Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit	Loss	Equity (Deficit)
Balance, December 31, 2009	44,484	$445	$198,979	$(157,472)	$(11,912)	$30,040

Total comprehensive income (loss)	—	—	—	(26,403)	1,862	(24,541)

Dividends declared	—	—	(19,201)	—	—	(19,201)

Stock-based compensation	—	—	1,478	—	—	1,478

Tax benefit of convertible bond call options	—	—	768	—	—	768

Surrender of 24 shares to cover withholding taxes on stock-based compensation	—	—	(192)	—	—	(192)

Issuance of shares of common stock pursuant to stock plans, $.01 par	127	1	325	—	—	326

Balance, June 30, 2010	44,611	$446	$182,157	$(183,875)	$(10,050)	$(11,322)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$(26,403)	$3,239
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	37,368	36,060
Amortization of debt issuance costs and debt discount	3,700	3,453
Stock-based compensation	1,478	2,565
Deferred income taxes	35,061	2,534
Provision for uncollectible accounts	1,942	2,070
Other non-cash expenses	(112)	1,018
Changes in operating assets and liabilities	(8,756)	757

Net cash provided by operating activities	44,278	51,696

Cash Flows from Investing Activities:
Investment in construction and capital expenditures	(14,047)	(20,673)
Change in unsettled construction and capital expenditures	(4,648)	(12,104)
Change in unsettled acquisition costs	—	(250)
Net change in non-current investments	400	—
Net change in restricted cash	955	13,806

Net cash used by investing activities	(17,340)	(19,221)

Cash Flows from Financing Activities:
Repayments of long-term debt	(12,362)	(26,965)
Proceeds from the issuance of long-term debt	12,000	21,500
Payment of cash dividend on common stock	(19,171)	(18,912)
Payment of withholding taxes on stock-based compensation	(192)	(1,567)
Proceeds from issuance of common stock	326	322

Net cash used by financing activities	(19,399)	(25,622)

Change in cash and cash equivalents	7,539	6,853

Cash and cash equivalents, beginning of period	6,271	1,326

Cash and cash equivalents, end of period	$13,810	$8,179

Supplemental Cash Flow Data:
Interest paid	$14,055	$17,624
Income taxes refunded	$36	$—

Supplemental Non-cash Transactions:
Property acquired under capital leases	$1	$660
Dividend declared, but not paid	$9,606	$9,622
ARO asset	$50	$3
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
     The accompanying consolidated financial statements for the Company represent the consolidated financial position, results of operations and cash flows of ACS Group and the following wholly owned subsidiaries:

•	Alaska Communications Systems	•	Crest Communications Corporation (“Crest”)
	Holdings, Inc. (“ACS Holdings”)	•	WCI Cable, Inc.
•	ACS of Alaska, Inc. (“ACSAK”)	•	WCIC Hillsboro, LLC.
•	ACS of the Northland, Inc. (“ACSN”)	•	Alaska Northstar Communications, LLC.
•	ACS of Fairbanks, Inc. (“ACSF”)	•	WCI Lightpoint, LLC.
•	ACS of Anchorage, Inc. (“ACSA”)	•	Worldnet Communications, Inc.
•	ACS Wireless, Inc. (“ACSW”)	•	Alaska Fiber Star, LLC.
•	ACS Long Distance, Inc. (“ACSLD”)
•	ACS Internet, Inc. (“ACSI”)
•	ACS Messaging, Inc. (“ACSM”)
•	ACS Cable Systems, Inc. (“ACSC”)
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
     In the opinion of management, the consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.
Use of Estimates
     The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes, including estimates of probable losses and expenses. Actual results could differ materially from those estimates.
     Significant Changes in Accounting Practice, Reclassifications and Correction of Immaterial Errors
     As previously reported in the Company’s quarterly filing for the three months ended March 31, 2010, the Company identified a cumulative adjustment which reduced wireline revenue by $5,764 and wireline income tax expense of $2,369 over a five year period beginning January 1, 2005. The adjustment was determined to be an immaterial error in the calculation of a regulatory liability payable to the Universal Service Administration Company (“USAC”) for high cost loop support, and the related income tax expense. The Company concluded that these errors were not material to any of its prior period financial statements under the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99 Materiality. Although the errors were and continue to be immaterial to prior periods, because of the significance of the out-of-period correction in the first quarter of 2010, the Company applied the guidance of SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, and revised its prior period financial statements.
     In addition to an increase of $3,118 in the Company’s accumulated deficit on December 31, 2008, the schedules that follow recast the immaterial error to reflect the balances as if they had been recorded in the proper periods.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)
     The following schedule presents a reconciliation of the effects of the adjustments made to the Company’s previously reported balance sheet line items for December 31, 2009:

	December 31, 2009
	As Reported	Adj	As Revised
Non-current deferred income taxes	$111,625	$2,369	$113,994
Total assets	672,929	2,369	675,298
Accounts payable, accrued and other current liabilities	62,887	5,764	68,651
Total current liabilities	73,031	5,764	78,795
Total liabilities	639,494	5,764	645,258
Accumulated deficit	(154,077)	(3,395)	(157,472)
Total stockholders’ equity	33,435	(3,395)	30,040
Total liabilities and stockholders’ equity	672,929	2,369	675,298
     The following schedule presents a reconciliation of the effects of the adjustments made to the Company’s previously reported quarterly consolidated statements of operations for the three and six months ended June 30, 2009:

	Three Months ended			Six Months ended
	June 30, 2009			June 30, 2009
	As Reported	Adj	As Revised	As Reported	Adj	As Revised
Operating revenues	$86,019	$(117)	$85,902	$172,177	$(234)	$171,943
Operating income	12,323	(117)	12,206	24,598	(234)	24,364
Income before income tax expense	2,038	(117)	1,921	6,007	(234)	5,773
Income tax expense	(880)	48	(832)	(2,630)	96	(2,534)
Net income	1,158	(69)	1,089	3,377	(138)	3,239
     The following schedule presents a reconciliation of the effects of the adjustments made to the Company’s previously reported consolidated statements of cash flows for the six months ended June 30, 2009:

	Six Months ended
	June 30, 2009
	As Reported	Adj	As Revised
Net income	$3,377	$(138)	$3,239
Deferred income taxes	2,630	(96)	2,534
Changes in operating assets and liabilities	523	234	757
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
2. COMPONENTS OF COMPREHENSIVE INCOME (LOSS)
     The following table describes the components of comprehensive income (loss), net of tax, for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$(27,673)	$1,089	$(26,403)	$3,239
Minimum pension liability adjustment	82	40	226	291
Interest rate swap marked to market	951	1,733	1,636	2,400

Total comprehensive income (loss)	$(26,640)	$2,862	$(24,541)	$5,930

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
     The fair values of cash and cash equivalents, restricted stock, net accounts receivable, and payable, other short-term monetary assets and liabilities and capital leases, approximate carrying values due to their nature. The fair value of the Company’s 2005 senior credit facility, convertible notes, and other long-term obligations of $517,846 at June 30, 2010 was estimated based on quoted market prices. The carrying values of these liabilities were $540,068 at June 30, 2010.
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
     The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, at each hierarchical level:

	June 30, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Non-current investments in auction rate securities	$455	$—	$—	$455	$855	$—	$—	$855

Liabilities:
Interest rate swaps	$(12,018)	$—	$(12,018)	$—	$(14,796)	$—	$(14,796)	$—
     Non-current investments consist of Auction Rate Securities (“ARS”) that have maturity dates greater than one year from June 30, 2010. The investments in ARS are included in Level 3 as no active market or significant other observable inputs exist. The Company assigned a value to its ARS portfolio by reviewing the value assigned to similar securities by brokerages, relative yields and assessing credit risk. On May 27, 2010, $400 of auction rate securities were redeemed by the issuer at face value.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
3. FAIR VALUE MEASUREMENTS (Continued)
     Interest rate swaps, included in other long-term liabilities are comprised of out-of-the-money interest rate swaps that are valued using models based on readily observable market parameters for all substantial terms of the derivative contracts are classified within Level 2.
4. STOCK INCENTIVE PLANS
     Total compensation cost for share-based payments was $1,478 and $2,565 for the six months ended June 30, 2010 and 2009, respectively.
     There were 453 and 511 restricted stock units granted during the six months ended June 30, 2010 and 2009, respectively. There were no stock-settled appreciation rights (“SSARs”) granted during the six months ended June 30, 2010 and 775 granted in the six months ended June 30, 2009.
     The following table describes the assumptions used for valuation of equity instruments awarded during the six months ended June 30, 2010 and 2009, respectively:

	Six Months Ended
	June 30,
	2010	2009
Restricted stock:
Risk free rate	0.00%	0.00% - 0.25%
Quarterly dividend	$0.215	$0.215
Expected per annum, forfeiture rate	0.00% - 6.47%	0.00% - 5.47%
Stock Options:
Risk free rate	—	0.25%
Dividend yield	—	9.29%
Expected volatility factor	—	36.38%
Expected option life (years)	—	3.2
5. EARNINGS PER SHARE
     Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the “treasury stock method”. Due to the Company’s net losses for the three and six months ended June 30, 2010, 2,539 and 2,575 potential common share equivalents, which consisted of options, restricted stock and SSARs granted to employees, and deferred shares granted to directors, were anti-dilutive. Also excluded from the calculation were shares related to the Company’s convertible debt which were anti-dilutive for the six month periods ended June 30, 2010 and 2009.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
5. EARNINGS PER SHARE (Continued)
          Earnings per share for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator — net income (loss)	$(27,673)	$1,089	$(26,403)	$3,239

Denominator — weighted average shares outstanding:
Basic shares	44,570	44,195	44,532	43,972
Dilutive impact of restricted stock, options and deferred shares	—	456	—	637

Dilutive shares	44,570	44,651	44,532	44,609

Earnings per share:
Basic	$(0.62)	$0.02	$(0.59)	$0.07

Diluted	$(0.62)	$0.02	$(0.59)	$0.07

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
          The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan (“Plan”) on September 1, 1999. Accrued benefits under the Plan were determined in accordance with the provisions of the CenturyTel Plan and upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the CenturyTel Plan. On November 1, 2000, the Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPF. As a result of this amendment, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company uses a December 31 measurement date for the Plan. The Company made no contributions to the Plan in the first six months of 2010 or 2009.
          The following table represents the net periodic pension expense for the ACS Retirement Plan for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest cost	$195	$210	$403	$420
Expected return on plan assets	(230)	(182)	(413)	(364)
Amortization of loss	127	195	319	390
Amortization of prior service cost	13	51	64	102

Net periodic pension expense	$105	$274	$373	$548

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
          In addition, as a result of the discontinuance of regulatory accounting as of July 1, 2009, the Company has made certain reclassifications and adjustments to previously reported 2009 financial statements to conform to current presentation. To reflect the reclassifications and adjustments in the current quarter, the Company:
•	eliminated $10,727 and $21,096 of intercompany revenue and expense previously not eliminated during the three and six months ended June 30, 2009, respectively;

•	reclassified $623 and $1,143 of bad debt expense from contra revenue to Selling, General & Administrative (“SG&A”) expense in the three and six months ended June 30, 2009, respectively; and

•	classified certain other operating expenses as cost of services and sales (“COGS”) or SG&A expense, as appropriate.
          These reclassifications had no effect on the Company’s previously reported operating cash flow, income before taxes or net income.
          The following tables illustrate selected financial data for each segment as of and for the three months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30, 2010
	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$63,275	$35,347	$1,476	$(15,566)	$84,532
Intersegment revenue	13,661	429	1,476	—	15,566
Income (loss) before income tax	480	10,605	(7,366)	—	3,719
Income tax (expense) benefit	71	(4,360)	(27,103)	—	(31,392)
Net income (loss)	551	6,245	(34,469)	—	(27,673)
Total assets	459,757	165,960	1,634	—	627,351

	Three Months Ended June 30, 2009
	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$64,727	$35,870	$2,431	$(17,126)	$85,902
Intersegment revenue	14,042	653	2,431	—	17,126
Income (loss) before income tax	(680)	12,129	(9,528)	—	1,921
Income tax (expense) benefit	(1,674)	(4,986)	5,828	—	(832)
Net income (loss)	(2,354)	7,143	(3,700)	—	1,089
Total assets	530,958	187,772	6,267	—	724,997
     As previously reported, the quarterly results for the three months ended June 30, 2009 also reflect the correction of an immaterial error in the calculation of depreciation expense on regulatory assets, and the related income tax expense. As a

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts
7. BUSINESS SEGMENTS (Continued)
result, depreciation expense has been increased by $2,456, and income tax expense has been decreased by $1,081, from amounts previously reported on the Company’s form 10-Q for the quarter ended June 30, 2009.
          The following tables illustrate selected financial data for each segment as of and for the six months ended June 30, 2010 and 2009, respectively:

	Six Months Ended June 30, 2010
	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$126,134	$68,285	$2,889	$(30,329)	$166,979
Intersegment revenue	26,557	883	2,889	—	30,329
Income (loss) before income tax	940	20,635	(15,585)	—	5,990
Income tax expense	(29)	(8,487)	(23,877)	—	(32,393)
Net income (loss)	911	12,148	(39,462)	—	(26,403)
Total assets	459,757	165,960	1,634	—	627,351

	Six Months Ended June 30, 2009
	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$128,760	$71,696	$6,601	$(35,114)	$171,943
Intersegment revenue	27,254	1,259	6,601	—	35,114
Income (loss) before income tax	(95)	24,819	(18,951)	—	5,773
Income tax (expense) benefit	(374)	(10,206)	8,046	—	(2,534)
Net income (loss)	(469)	14,613	(10,905)	—	3,239
Total assets	530,958	187,772	6,267	—	724,997
8. COMMITMENTS AND CONTINGENCIES
          The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of approximately $893 at June 30, 2010 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
          On April 19, 2010, the Internal Revenue Service (the “Service”) issued a Notice of Proposed Adjustment (the “NOPA”) with respect to the 2006, 2007 and 2008 taxable years of Crest Communications Corporation (“Crest”), which was acquired by the Company on October 30, 2008. Crest had acquired certain entities out of bankruptcy in 2002. The original majority stockholder of these entities, an Australian insurance company, AMP, had made certain advances to the entities. These entities entered into bankruptcy in 2001, and the bankruptcy court approved a plan which effectively subordinated these advances to all other creditors. Upon acquiring the entities in 2002, Crest characterized the advances as equity for tax purposes. The Service is now asserting that characterization of the AMP advances as equity was incorrect, and that Crest had additional income due to the cancellation of debt. The cancellation of indebtedness income at the amounts set out in the NOPA could result in a charge to income tax expense of approximately $67,000, $28,000 of which would be a result of additional taxes payable and $39,000 of which would be a result of the reduction in recognized deferred tax assets.
          The Company believes there are errors within the adjustments asserted by the Service. If the Service accepts the corrections the Company believes are appropriate, but still prevails on the underlying issue, the result is expected to be a receivable from the IRS for the overpayment of Alternative Minimum Tax of $2,743, a charge to income tax expense of approximately $29,683, and a net reduction in recognized deferred tax assets. The Company believes it is more likely than not that it will prevail on the factual errors included in the NOPA; however it is unable to say it is more likely than not it will prevail on the underlying debt vs. equity issue. Therefore, in accordance with the guidance in ASC Topic 740, Income Taxes the Company recorded $29,683 in additional income tax expense, and $2,743 receivable, pending resolution with the IRS.
          The additional income tax expense is made up of two components: the first representing $11,018 for the tax effect of losing net operating losses (“NOLs”) while the remaining $18,665 represents a deferred tax liability for the difference in

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts
8. COMMITMENTS AND CONTINGENCIES (Continued)
outside basis in certain Crest subsidiaries. Through enforcing indemnification rights, preserving the corporate structure of the Crest subsidiaries, and other proactive steps it should be possible to mitigate most or all of the cash impact of the $18,665 tax liability for as long as the Company remains a going concern. ASC 740 requires recognition of a deferred tax liability for outside basis differences. An outside basis difference represents the amount by which the book basis of an investment in a domestic subsidiary for financial reporting purposes exceeds the tax basis in such subsidiary. If under applicable tax law, the outside basis difference in a domestic subsidiary can be recovered tax-free and the Company expects to avail itself of such law, the outside tax basis difference is not a temporary difference since no taxes are expected to result upon its reversal. However, for certain Crest subsidiaries, the cancellation of debt created a difference in outside basis that the Company cannot recover in a tax-free manner and as such, a deferred liability was established.
          The Stock Purchase Agreement (“SPA”) underlying the Company’s acquisition of Crest provides for indemnification for the Company by the former stockholders (“Selling Stockholders”) of Crest. This indemnity was entered into with the intent to mitigate the impact on the Company of potential tax exposure items such as those raised by the NOPA. The Company and the selling stockholders intend to contest all issues raised by the NOPA through various avenues of appeal. . However, should the appeals process fail to overturn the NOPA; should the Company be unable to preserve the corporate structure of the Crest subsidiaries; and should the Company prove unable to effectively enforce the indemnification provisions in the SPA, this could have a material effect on the Company’s consolidated financial position, results of operations and cash flows.
9. SUBSEQUENT EVENTS
          On July 28, 2010, the Company announced that it intends to acquire a 49% interest in TekMate, LLC, a privately-owned information technology services company with operations in Alaska. The deal is expected to close in August and will be accounted for under the equity method of accounting as the Company will not exercise operational control of TekMate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Analysts’ Reports
          This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):
•	our strongly competitive environment, which comprises national and local wireless and wireline facilities-based competitors;

•	our substantial debt which requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt;

•	the availability of future financing in the amounts, at the terms, and subject to the conditions necessary, to support our business and pursue growth opportunities;

•	our ability to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders;

•	our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including our ability to obtain new devices, spectrum, bandwidth, and other network elements;

•	our ability to develop attractive integrated products and services making use of our substantial investments in fiber optic cable facilities, including our AKORN® and Northstar fiber optic cables that connect Alaska to the Lower 48 states;

•	unanticipated damage to one or more of our high capacity cables resulting from construction or digging mishaps, fishing boats or natural disasters;

•	changes in general industry and market conditions, and structural declines within the telecommunications industry;

•	changes in overall national, regional or local economic conditions;

•	governmental and public policy changes, including changes in our revenues resulting from regulatory actions affecting inter-carrier compensation or changes in revenue from Universal Service Funds (“USFs”);

•	unanticipated costs required to fund our postretirement benefit plans;

•	the success or failure of any future acquisitions;

•	the outcome of on-going IRS audits; and

•	the matters described under “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and subsequent Quarterly Reports on Form 10-Q.
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
Important Changes to Presentation
          As previously reported in our quarterly filing for the three months ended March 31, 2010, management identified a cumulative adjustment which reduced wireline revenue by $5.8 million and wireline income tax expense by $2.4 million over a five year period beginning January 1, 2005. The adjustment was determined to be an immaterial error in the calculation of a regulatory liability payable to USAC for high cost loop support, and the related income tax expense. Management concluded that these errors were not material to any of its prior period financial statements under the guidance of SAB No. 99 Materiality. Although the errors were and continue to be immaterial to prior periods, because of the significance of the out-of-period correction in the first quarter of 2010, we applied the guidance of SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, and revised our prior period financial statements.
          Additionally, as reported in our September 30, 2009 quarterly filing, on July 1, 2009 our incumbent local exchange carrier operations discontinued accounting for regulated enterprises as prescribed by ASC 980-20, and reassessed certain other related practices. As a result, we were required to:
•	recognize an “extraordinary item” as a result of the extinguishment of all our jurisdictional assets and liabilities net of the liability representing the Company’s asset retirement obligation in accordance with ASC Topic 410 — Asset Retirement and Environmental Obligations;

•	eliminate all intercompany transactions;

•	reclassify bad debt expense, as a component of SG&A; and

•	make certain other reclassifications in the Consolidated Statement of Operations to separate operating expenses into COGS and SG&A.
          Finally, as reported in our June 30, 2009 quarterly filing, the quarterly results for the three months ended June 30, 2009 also reflect the correction of an immaterial error in the calculation of depreciation expense on regulatory assets, and the related income tax expense. Depreciation expense has been increased by $2.5 million, and income tax expense has been decreased by $1.1 million, from amounts previously reported on the Company’s form 10-Q for the quarter ended June 30, 2009.
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
          The sections that follow provide information about important aspects of our operations and investments and include discussions of our results of operations, financial condition and sources and uses of cash. In addition, we have highlighted key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information we use in evaluating our own performance and allocating our resources. We also monitor the state of the economy in general. In doing so, we compare Alaskan economic activity with broader economic conditions. In general, we believe that the Alaskan telecommunications market, as well as general economic activity in Alaska, is affected by certain economic factors, which include:
•	activity in the oil and gas markets, including regulatory activity;

•	tourism levels;

•	military activity;

•	the cost of long-haul telecommunications bandwidth;

•	local customer preferences;

•	average usage of Internet technology;

•	unemployment levels; and

•	housing activity.
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
Strategy
          Our results of operations, financial position and sources and uses of cash in the current and future periods continue to reflect our focus on the following strategic imperatives:
•	Emphasis on Top-Line Growth: We emphasize revenue growth as well as growth in net cash provided by operating activities. We devote more resources to higher growth markets such as wireless, including wireless data and wireline broadband, including our interstate MPLS network comprising redundant long-haul undersea fiber optic cables and other managed data services to businesses.

•	Investment with Discipline: We focus on gaining market share in those markets that contain high revenue producing customers. In our wireline business, we focus on deploying reliable and redundant data connectivity in each market covered by our network underpinned by high-speed fiber links within and between Alaska’s urban centers. We have increasingly targeted commercial and government customers of all sizes that demand managed or other sophisticated data solutions. In our wireless business, we have directed resources towards enhancing and expanding our 3G coverage and marketing wireless plans that encourage customer adoption of mobile data; larger monthly-minute postpaid plans; and unlimited postpaid plans.

•	Process Improvement to Achieve Operational Excellence: While focusing resources on revenue growth and market share gains, we continually challenge our management team and employees at all levels of the organization to lower expenses and improve the customer experience through process improvements. We expect to continue to invest in technology-assisted process improvement, including self-service initiatives. We expect efforts such as call center routing improvements and deploying enhanced self-service tools to customers on our web site, to improve our cost structure and maintain or improve operating income margins. As a result of past successes, we have been able to serve more customers while maintaining our workforce at or below prior levels.

•	Pay for Performance: We embrace a culture of urgency and accountability. We establish goals for all of our employees that are tied to the imperatives described above. We seek to provide our non-represented employees cash incentives and equity compensation tied to these goals. We design executive compensation programs carefully to align executives’ and stockholders’ long-term interests.

•	Continuous Enhancement of Products and Services: We intend to continue to introduce new services that draw upon our core competencies that we believe will be attractive to our target customers. In considering new services, we look for market opportunities that we believe present significant growth opportunities such as, our investments in our AKORN and Northstar fiber optic cable systems and our first-to-market deployment of 3G wireless services. In July we launched a new suite of services that make use of our data centers in Anchorage, Alaska and Hillsboro, Oregon. On July 28, 2010 we also entered into an agreement to acquire a 49% interest in TekMate, LLC., Alaska’s largest privately-owned information technology services company. With this investment and a partnership operating agreement, we believe we will bring broader managed IT solutions and professional services to the market.
          We aim to create value for our shareholders by carefully investing cash flows generated by the business in specific opportunities and transactions that support these imperatives. Under our current $0.86 per share annual dividend policy, the company returned approximately $19.2 million in cash dividends to our stockholders during the six months ended June 30, 2010.

RESULTS OF OPERATIONS
          All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

	Three Months ended June 30,
	2010	2009	Change	% Change
Operating revenues:
Retail	$20,720	$21,071	$(351)	-1.7%
Wholesale	2,428	2,917	(489)	-16.8%
Access	14,666	14,980	(314)	-2.1%
Enterprise	11,800	11,717	83	0.7%

Wireline	49,614	50,685	(1,071)	-2.1%
Wireless	34,918	35,217	(299)	-0.8%

Total operating revenues	84,532	85,902	(1,370)	-1.6%

Operating expenses:
Wireline
Cost of services and sales	18,980	21,243	(2,263)	-10.7%
Selling, general and administrative	16,298	15,652	646	4.1%
Wireless
Cost of services and sales	13,087	12,982	105	0.8%
Selling, general and administrative	5,754	6,169	(415)	-6.7%
Depreciation and amortization	18,607	17,631	976	5.5%
Loss on disposal of assets	—	19	(19)	-100.0%

Total operating expenses	72,726	73,696	(970)	-1.3%

Operating income	11,806	12,206	(400)	-3.3%
Operating margin	14.0%	14.2%

Other income and expense:
Interest expense	(8,096)	(10,302)	2,206	-21.4%
Interest income	9	17	(8)	-47.1%

Total other income and expense	(8,087)	(10,285)	2,198	-21.4%

Income before income tax expense	3,719	1,921	1,798	93.6%

Income tax expense	(31,392)	(832)	(30,560)	3673.1%

Net income (loss)	$(27,673)	$1,089	$(28,762)	-2641.1%

Revenue Sources by Segment
          We have two reportable business segments, wireline and wireless, which conduct the following principal activities:
•	Wireline: We provide communications services including voice, data, broadband, multi-protocol label switching services, network access, long distance and other services to consumer, carrier, business and government customers throughout Alaska and to and from Alaska.

•	Wireless: We provide wireless voice and data services, products, other value-added services and equipment sales across Alaska.

Operating Revenue
     Wireline
          Retail: Declines in retail switched access lines in service during 2010 were concentrated in the residential market which we believe was impacted by wireless substitution and the turndown of payphone lines as part of a business rationalization initiative. Retail revenue decreased in the three months ended June 30, 2010 over June 30, 2009, primarily due to a $0.5 million decline in local exchange revenue associated with residential line losses and a $0.1 million decline in long distance sales. These losses were offset, in part, by a $0.3 million increase in revenue from our existing Internet Service Provider (“ISP”) subscriber base and a $0.1 million increase in customer premise equipment (“CPE”) sales to businesses.
          Wholesale: Wholesale revenues decreased due to continued decline in leases of our unbundled network elements (“UNEs”). We believe this decline is primarily attributable to the ongoing migration of lines by our key competitor to its propriety cable telephony plant and the decision of another competitor, and wholesale customer, to exit the market. We expect wholesale revenue will continue to decline.
          Access: Access revenue declined slightly due to lower lines in service and traffic sensitive activity levels. We expect that access revenues will continue to decline over time.
          Enterprise: Enterprise revenue remained consistent with the prior year quarter with higher data revenue of $1.1 million offset, in part, by a $0.7 million decline from an expired capacity exchange agreement and a $0.3 million reduction in carrier voice revenue.
     Wireless
          Wireless revenue declined $0.3 million in the three months ended June 30, 2010, as compared to the prior year period ended June 30, 2009, driven by a decrease of $2.2 million in recurring service plan revenue attributable to lower subscribers, and a $0.3 million decline in handset and accessory sales. These decreases were offset, in part, by a $1.6 million increase in roaming revenue, which benefited from the expansion of our 3G data network as we execute a build plan that will increase the number of EVDO Rev A capable cell sites by approximately 50% in 2010; and a $0.6 million increase in Competitive Eligible Telecommunications Carrier (“CETC”) revenue.
Operating Expense
     Wireline: Wireline operating expenses, which include local telephone, Internet, interexchange and cable systems operating costs, decreased $1.6 million for the quarter ended June 30, 2010 over June 30, 2009.
          Cost of Services and Sales — Wireline cost of services and sales decreased $2.3 million due to declines of $1.6 million in labor, $0.6 million in ISP access and leased circuits, $0.6 million in maintenance contracts, $0.2 million in maintenance paystation expense, and $0.1 million in land and building related charges. These decreases are partially offset by increases of $0.6 million in LD COGS and $0.5 million in advanced network services expense.
          Selling, General and Administrative — Wireline SG&A expenses increased $0.6 million driven by the non-recurrence of $0.8 million in favorable property tax and legal settlements in 2009, and a $0.2 million increase in bad debt expense in the current year. Offsetting these increases is a $0.6 million decrease in labor costs resulting from the overall reduction in our general work force, and lower cash and stock compensation incentive expenses.
     Wireless:
          Cost of Services and Sales — Wireless cost of services and sales increased $0.1 million due to a $0.5 million increase in handset, accessory and data content expenses partially offset by a $0.4 million decrease in network costs.
          Selling, General and Administrative — SG&A expenses decreased $0.4 million due primarily to a decrease of $0.5 million in advertising expense.
     Depreciation and Amortization: Depreciation and amortization expense increased $1.0 million in the three months ended June 30, 2010, from the same period in the prior year, due to net asset additions and the remaining effect of the change in our maximum reserve levels with our roll off of regulatory accounting in July of 2009. This change in estimate occurring in the quarter ended September 30, 2009, has resulted in an increase in expense as depreciation recommenced for residual values in asset classes that had been fully depreciated under regulatory rules.
     Other Income and Expense: Other income and expense for the three months ended June 30, 2010 is a net expense of $8.1 million. The net decrease of $2.2 million in expense over the same period in the prior year is due to a reduction in cash interest expense following the expiration of certain out-of-the money interest rate swaps.

     Income Taxes: Income taxes are currently being calculated using our estimated effective tax rate of 45.95% for the second quarter of 2010, exclusive of the $29.7 million additional income tax expense recorded for the effects of the on-going Crest IRS audit. See Part II, Item 1, Legal Proceedings, for more information on the IRS issue. At June 30, 2010 we had federal tax NOL carry forwards of approximately $139.1 million. Income tax expense will not involve a significant cash outflow until these NOLs are exhausted.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

	Six Months ended June 30,
	2010	2009	Change	% Change
Operating revenues:
Retail	$41,362	$42,513	$(1,151)	-2.7%
Wholesale	5,032	5,959	(927)	-15.6%
Access	29,666	30,234	(568)	-1.9%
Enterprise	23,517	22,800	717	3.1%

Wireline	99,577	101,506	(1,929)	-1.9%
Wireless	67,402	70,437	(3,035)	-4.3%

Total operating revenues	166,979	171,943	(4,964)	-2.9%

Operating expenses:
Wireline
Cost of services and sales	38,329	40,882	(2,553)	-6.2%
Selling, general and administrative	31,977	32,876	(899)	-2.7%
Wireless
Cost of services and sales	26,137	25,686	451	1.8%
Selling, general and administrative	10,845	11,606	(761)	-6.6%
Depreciation and amortization	37,368	36,060	1,308	3.6%
(Gain)/loss on disposal of assets	(488)	469	(957)	-204.1%

Total operating expenses	144,168	147,579	(3,411)	-2.3%

Operating income	22,811	24,364	(1,553)	-6.4%
Operating margin	13.7%	14.2%

Other income and expense:
Interest expense	(16,844)	(18,642)	1,798	-9.6%
Interest income	23	51	(28)	-54.9%

Total other income and expense	(16,821)	(18,591)	1,770	-9.5%

Income before income tax expense	5,990	5,773	217	3.8%

Income tax expense	(32,393)	(2,534)	(29,859)	1178.3%

Net income	$(26,403)	$3,239	$(29,642)	-915.2%

Operating Revenue
     Wireline
          Retail: Declines in retail switched access lines in service during 2010 were concentrated in the residential market which we believe was impacted by wireless substitution and the turndown of payphone lines as part of a business rationalization initiative. Retail revenue decreased in the six months ended June 30, 2010 over June 30, 2009, primarily due to a $1.1 million decline in local exchange revenue associated with residential line losses and a $0.3 million decline in long distance sales. These losses were offset, in part, by a $0.5 million increase in revenue from our existing ISP subscriber base.
          Wholesale: Wholesale revenues decreased due to continued decline in leases of our UNEs. We believe this decline is primarily attributable to the ongoing migration of lines by our key competitor to its propriety cable telephony plant and the decision of another competitor, and wholesale customer, to exit the market. We expect wholesale revenue will continue to decline.
          Access: Access revenue declined slightly due to lower lines in service and traffic sensitive activity levels. We expect that access revenues will continue to decline over time.
          Enterprise: Enterprise revenue increased $0.7 million with higher data revenue of $3.4 million offset, in part, by a $1.5 million decline from an expired capacity exchange agreement and a $1.2 million reduction in carrier voice revenue.
     Wireless
          Wireless revenue declined $3.0 million in the six months ended June 30, 2010, as compared to the prior year period ended June 30, 2009, driven by a decrease of $3.5 million in recurring service plan revenue attributable to lower subscribers, a $0.6 million decline in CETC revenue, and a $0.7 million decline in handset and accessory sales. These decreases were offset by a $2.0 million increase in roaming revenue, which benefited from the expansion of our 3G data network as we execute a build out plan to increase the number of EVDO Rev A capable cell sites by approximately 50% in 2010.
Operating Expense
     Wireline: Wireline operating expenses, which include local telephone, Internet, interexchange and cable systems operating costs, decreased $3.5 million for the six months ended June 30, 2010 over June 30, 2009.
          Cost of Services and Sales — Wireline cost of services and sales decreased $2.6 million due to declines of $2.9 million in labor, $0.4 million in ISP access and leased circuits, $0.6 million in maintenance contracts, $0.2 million in maintenance paystation expense, and $0.4 million in land and building related charges. These decreases are partially offset by increases of $1.4 million in LD COGS and $0.8 million in advanced network services expense.
          Selling, General and Administrative — Wireline SG&A expenses decreased $0.9 million primarily driven by a $2.1 million decrease in labor costs resulting from the overall reduction in our general work force, and lower cash and stock compensation incentive payments. Offsetting these decreases were the non-recurrence of $0.8 million in favorable property tax and legal settlements in 2009, and a $0.2 million increase in bad debt expense in the current year.
          Wireless:
          Cost of Services and Sales — Wireless cost of services and sales increased $0.5 million due to a $1.5 million increase in handset, accessory and data content expenses partially offset by a $1.2 million decrease in network costs.
          Selling, General and Administrative — SG&A expenses decreased $0.8 million due primarily to a decrease of $0.4 million in advertising, $0.3 million in bad debt expense and $0.2 million in labor expense.
     Depreciation and Amortization: Depreciation and amortization expense increased $1.3 million in the six months ended June 30, 2010, from the same period in the prior year, due to net asset additions and the remaining effect of the change in our maximum reserve levels with our roll off of regulatory accounting in July of 2009. This change in estimate has resulted in an increase in expense as depreciation recommenced for residual values in asset classes that had been fully depreciated under regulatory rules.
     Gain/Loss on Disposal of Assets: The disposal of certain property resulted in a net gain of $0.5 million in the six months ended June 30, 2010, while the prior year period reflects a $0.5 million net loss due to the disposal of certain wireless network equipment.
     Other Income and Expense: Other income and expense for the six months ended June 30, 2010 is a net expense of $16.8 million. The net decrease of $1.8 million in expense over the same period in the prior year is primarily due to a $3.5 million reduction in cash interest expense following the expiration of certain out-of-the money interest rate swaps offset by a $1.6 million increase in interest expense associated with the reduction of capitalized interest on fixed assets in the course of construction following the commercial launch of AKORN in April 2009.
     Income Taxes: Income taxes are currently being calculated using our estimated effective tax rate of 45.24% for the six months ended June 30, 2010, exclusive of the $29.7 million additional income tax expense recorded for the effects of the on-going Crest IRS audit. See PART II, Item 1, Legal Proceedings for more information on the IRS issue. At June 30, 2010 we had federal NOL carry forwards of approximately $139.1 million. Income tax expense will not involve a significant cash outflow until these NOLs are exhausted.
Liquidity and Capital Resources
     Our major sources and uses of funds for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by operating activities	$44,278	$51,696
Net change in funds held in restricted accounts	$955	$13,806
Capital expenditures	$(14,047)	$(20,673)
Net settlement of capital expenditures payable	$(4,648)	$(12,104)
Net borrowings/(repayments)	$(362)	$(5,465)
Dividends	$(19,171)	$(18,912)
Interest paid	$14,055	$17,624
     Sources
          We have satisfied our cash requirements in the first six months of 2010 for operations, capital expenditures and debt service primarily through internally generated funds and additional borrowing against our revolving credit agreement. For the six months ended June 30, 2010, our net cash flows provided by operating activities were $44.3 million. At June 30, 2010, we had approximately $15.0 million in net working capital. Included in current assets were approximately $13.8 million in cash and cash equivalents and $4.9 million in restricted cash. As of June 30, 2010, we had access to $45.0 million under our revolving credit facility, representing 100% of available capacity.
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
          Our $425.9 million 2005 Senior Credit Facility matures in February 2012 while our $45.0 million revolver expires in February 2011. We intend to access the capital markets to issue a new senior secured facility to raise sufficient net proceeds to pay down our 2005 Senior Credit Facility on or before the 2011 expiration of our existing $45.0 million revolver. In conjunction with extending our debt maturity profile, we intend to enter into a new and extended revolver agreement. In addition, we intend to access the capital markets to raise new debt to pay down our $125.0 million convertible notes before their November 2012 first put date.
     Uses
          Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been, and continue to be, significant. Cash outflows for capital expenditures for the six months ended June 30, 2010 were $18.7 million, inclusive of $4.6 million in net settlements of capital expenditure payables. We intend to fund future capital expenditures with cash on hand and net cash generated from operations.
          Since October 28, 2004, we have paid quarterly dividends on our common stock. Based on current shares outstanding at July 19, 2010 of approximately 44.6 million and our current annual dividend policy of $0.86 per share, maintaining our current dividend policy would result in $38.4 million being paid to common stockholders over the next four quarters. Dividends on our common stock are not cumulative.

          We believe that we will have sufficient cash on hand and cash provided by operations to service our debt, pay our quarterly dividends, and fund our operations, capital expenditures and other obligations over the next twelve months. Our ability to meet such obligations will be dependent upon our future financial performance, which is, in turn, subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond our control. See “Item 1A Risk Factors” in our Annual Report on Form 10-K for further information regarding these risks.
Legal
          We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business, and have recorded litigation reserves of $0.9 million against certain claims and legal actions as of June 30, 2010. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress. See also Part II, Item 1, Legal Proceedings.
Employees
          As of June 30, 2010, we employed 806 regular full-time employees, 9 regular part time employees and 12 temporary employees. Approximately 73% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement with the IBEW, as amended, that governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska expires on December 31, 2012. Management considers employee relations to be good.
Recent Developments
          See Part II, Item 1. Legal Proceedings
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
Recently Issued Accounting Pronouncements
          In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition — Multiple-Deliverable Revenue Arrangements a Consensus of the FASB Emerging Issues Task Force. The update was issued to clarify the revenue recognition measurement aspects of arrangements that include multiple deliverables (e.g. a computer and an operating system). This update is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of this pronouncement to have a material effect on our financial statements.
          In October 2009, the FASB issued ASU No. 2009-14, Software — Certain Revenues Arrangements That Include Software Elements. The update was issued to clarify the accounting for revenue arrangements that contain tangible products and software and how to segregate the revenue elements if the software is “more than incidental” to the product as a whole. This update is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of this pronouncement to have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of June 30, 2010, we had outstanding debt under our 2005 Senior Credit Facility. This on-balance sheet financial instrument, to the extent it provides for variable rates of interest, exposes us to interest rate risk with the primary interest rate risk exposure resulting from changes in LIBOR, or the prime rate, which are used to determine the interest rates that are applicable to borrowings under our 2005 Senior Credit Facility. In order to manage this risk, we have entered into a series of floating-to-fixed interest rate swap agreements that effectively fix LIBOR on a significant portion of the outstanding balance. The terms of these swap agreements range from September 2011 through December 2011. On June 30, 2010, we also had outstanding $125.0 million aggregate principal amount of our 5.75% Convertible Notes due 2013. The notes pay interest at a fixed rate and are subordinated to our obligations under our 2005 Senior Credit Facility as well as certain hedging agreements and other secured debt available under the credit facility.
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
          There was no change in our internal controls over financial reporting that occurred in the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
          On April 19, 2010, the Internal Revenue Service issued a Notice of Proposed Adjustment with respect to the 2006, 2007, and 2008 taxable years of Crest Communications Corporation which we acquired on October 30, 2008. When Crest acquired certain entities out of bankruptcy in 2002, it characterized certain contributions made by the prior owners of these entities as equity rather than debt for tax purposes. The Service is now asserting that characterization of the AMP advances as equity was incorrect, and that Crest had additional income due to the cancellation of debt. We and the former stockholders who sold Crest to the Company are vigorously disputing the Service’s position on the characterization of the contributions. We and the Selling Stockholders are also vigorously asserting that the Service made significant errors in the calculation of taxes due because it failed to recognize that these entities made certain check-the-box elections under Treas. Reg. 301.7701-3. Finally, while we are indemnified by the Selling Stockholders under the terms of our Stock Purchase Agreement for damages related to tax claims for the periods at issue, we do not know if there will be any disputes over the extent of the indemnity coverage or funding of these claims. For more information, see Note 8, Commitments and Contingencies under Part I above.
ITEM 1A. RISK FACTORS
          There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
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
ITEM 5. OTHER INFORMATION
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

Date: August 5, 2010	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
/s/ Liane Pelletier
Liane Pelletier
Chief Executive Officer, Chairman of the Board and President

/s/ David Wilson
David Wilson
Chief Financial Officer, Executive Vice President (Principal Accounting Officer)