Form 10-Q
period 2010-09-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2010-11-01
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of the registrant’s Common Stock, as of October 18, 2010, was 44,660,484.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands except Per Share Amounts)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$17,276	$6,271
Restricted cash	4,889	5,843
Accounts receivable-trade, net of allowance of $7,283 and $6,066	39,403	35,414
Materials and supplies	7,713	7,109
Prepayments and other current assets	5,336	4,489
Deferred income taxes	11,036	13,814

Total current assets	85,653	72,940

Property, plant and equipment	1,432,739	1,416,359
Less: accumulated depreciation and amortization	(1,012,040)	(965,470)

Property, plant and equipment, net	420,699	450,889

Non-current investments	355	855
Goodwill	8,850	8,850
Intangible assets, net	21,517	21,517
Debt issuance costs	4,019	5,960
Deferred income taxes	78,345	113,994
Investment in unconsolidated affiliate	2,060	—
Other assets	3,305	293

Total assets	$624,803	$675,298

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$12,049	$793
Accounts payable, accrued and other current liabilities	61,860	68,651
Advance billings and customer deposits	9,150	9,351

Total current liabilities	83,059	78,795

Long-term obligations, net of current portion	541,614	538,557
Other long-term liabilities	15,423	27,906

Total liabilities	640,096	645,258

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized, 44,658 and 44,484 issued and outstanding, respectively	447	445
Additional paid in capital	174,013	198,979
Accumulated deficit	(186,893)	(157,472)
Accumulated other comprehensive loss	(2,860)	(11,912)

Total stockholders’ equity (deficit)	(15,293)	30,040

Total liabilities and stockholders’ equity	$624,803	$675,298

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating revenues	$89,768	$91,145	$256,747	$263,088

Operating expenses:
Cost of services and sales	33,157	35,318	97,623	101,886
Selling, general and administrative	23,200	21,910	66,022	66,392
Depreciation and amortization	18,606	23,724	55,974	59,784
(Gain) loss on disposal of assets, net	9	(15)	(479)	454

Total operating expenses	74,972	80,937	219,140	228,516

Operating income	14,796	10,208	37,607	34,572
Other income and expense:
Interest expense	(19,723)	(9,642)	(36,567)	(28,284)
Interest income	8	30	31	81

Total other income and expense	(19,715)	(9,612)	(36,536)	(28,203)

Income (loss) before income tax benefit (expense)	(4,919)	596	1,071	6,369
Income tax benefit (expense)	1,901	(340)	(30,492)	(2,874)

Income (loss) before extraordinary item	(3,018)	256	(29,421)	3,495
Extraordinary item, net of taxes	—	37,346	—	37,346

Net income (loss)	$(3,018)	$37,602	$(29,421)	$40,841

Net income (loss) per share:
Basic
Income (loss) on continuing operations	$(0.07)	$0.01	$(0.66)	$0.08
Extraordinary item	—	0.84	—	0.85

Net income (loss)	$(0.07)	$0.85	$(0.66)	$0.93

Weighted average shares outstanding	44,628	44,354	44,564	44,100

Diluted
Income (loss) on continuing operations	$(0.07)	$0.01	$(0.66)	$0.08
Extraordinary item	—	0.82	—	0.83

Net income (loss)	$(0.07)	$0.83	$(0.66)	$0.91

Weighted average shares outstanding	44,628	45,136	44,564	44,873

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
Nine Months Ended September 30, 2010
(Unaudited, In Thousands except Per Share Amounts)

					Accumulated
			Additional		Other
		Common	Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit	Loss	Equity (Deficit)
Balance, December 31, 2009	44,484	$445	$198,979	$(157,472)	$(11,912)	$30,040

Total comprehensive income (loss)	—	—	—	(29,421)	9,052	(20,369)

Dividends declared	—	—	(28,818)	—	—	(28,818)

Stock-based compensation	—	—	2,665	—	—	2,665

Tax benefit of convertible bond call options	—	—	1,165	—	—	1,165

Surrender of 39 shares to cover withholding taxes on stock-based compensation	—	—	(326)	—	—	(326)

Issuance of shares of common stock pursuant to stock plans, $.01 par	174	2	348	—	—	350

Balance, September 30, 2010	44,658	$447	$174,013	$(186,893)	$(2,860)	$(15,293)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$(29,421)	$40,841
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	55,974	59,784
Gain on extraordinary item, net of taxes	—	(37,346)
Unrealized loss on ineffective hedge adjustment	11,258	—
Amortization of debt issuance costs and debt discount	5,580	5,205
Stock-based compensation	2,665	3,416
Deferred income taxes	33,273	2,874
Provision for uncollectible accounts	2,308	3,632
Other non-cash expenses	84	1,242
Changes in operating assets and liabilities	(12,267)	(6,641)

Net cash provided by operating activities	69,454	73,007
Cash Flows from Investing Activities:
Investment in construction and capital expenditures	(25,040)	(37,258)
Change in unsettled construction and capital expenditures	(3,505)	(9,450)
Investment in unconsolidated affiliate	(2,060)	—
Change in unsettled acquisition costs	—	(250)
Net change in non-current investments	500	150
Net change in restricted cash	954	14,527

Net cash used by investing activities	(29,151)	(32,281)

Cash Flows from Financing Activities:
Repayments of long-term debt	(12,545)	(30,185)
Proceeds from the issuance of long-term debt	12,000	24,500
Payment of cash dividend on common stock	(28,777)	(28,534)
Payment of withholding taxes on stock-based compensation	(326)	(1,823)
Proceeds from issuance of common stock	350	1,117

Net cash used by financing activities	(29,298)	(34,925)

Change in cash and cash equivalents	11,005	5,801
Cash and cash equivalents, beginning of period	6,271	1,326

Cash and cash equivalents, end of period	$17,276	$7,127

Supplemental Cash Flow Data:
Interest paid	$22,816	$28,371
Income taxes paid, net of refunds	$36	$(669)
Supplemental Non-cash Transactions:
Property acquired under capital leases	$1,295	$890
Dividend declared, but not paid	$9,617	$9,555
Additions to ARO asset	$71	$291
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
          In addition to the wholly owned subsidiaries, the Company has a 49% interest in TekMate, LLC (“TekMate”) which is represented in the Company’s consolidated financial statements as an equity method investment.
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
          In the opinion of management, the consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.
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
          The following schedule presents a reconciliation of the effects of the adjustments made to the Company’s previously reported balance sheet line items for December 31, 2009:

	December 31, 2009
	As Reported	Adj	As Revised
Deferred income taxes	$111,625	$2,369	$113,994
Total assets	672,929	2,369	675,298
Accounts payable, accrued and other current liabilities	62,887	5,764	68,651
Total current liabilities	73,031	5,764	78,795
Total liabilities	639,494	5,764	645,258
Accumulated deficit	(154,077)	(3,395)	(157,472)
Total stockholders’ equity (deficit)	33,435	(3,395)	30,040
Total liabilities and stockholders’ equity	672,929	2,369	675,298
          The following schedule presents a reconciliation of the effects of the adjustments made to the Company’s previously reported quarterly consolidated statements of operations for the three and nine months ended September 30, 2009:

	Three Months ended			Nine Months ended
	September 30, 2009			September 30, 2009
	As Reported	Adj	As Revised	As Reported	Adj	As Revised
Operating revenues	$91,262	$(117)	$91,145	$263,439	$(351)	$263,088
Operating income	10,325	(117)	10,208	34,923	(351)	34,572
Income before income tax expense	713	(117)	596	6,720	(351)	6,369
Income tax expense	(388)	48	(340)	(3,018)	144	(2,874)
Income before extraordinary item, net of taxes	325	(69)	256	3,702	(207)	3,495
Net income	37,671	(69)	37,602	41,048	(207)	40,841
          The following schedule presents a reconciliation of the effects of the adjustments made to the Company’s previously reported consolidated statements of cash flows for the nine months ended September 30, 2009:

	Nine Months Ended
	September 30. 2009
	As Reported	Adj	As Revised
Net income	$41,048	$(207)	$40,841
Deferred income taxes	3,018	(144)	2,874
Changes in operating assets and liabilities	(6,992)	351	(6,641)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
2. COMPONENTS OF COMPREHENSIVE INCOME (LOSS)
          The following table describes the components of comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$(3,018)	$37,602	$(29,421)	$40,841
Minimum pension liability adjustment	113	146	339	437
Interest rate swap marked to market	447	679	2,083	3,079
Unrealized loss on ineffective hedge adjustment	6,630	—	6,630	—

Total comprehensive income (loss)	$4,172	$38,427	$(20,369)	$44,357

3. INVESTMENT IN UNCONSOLIDATED AFFILIATE
          On August 31, 2010, the Company completed the purchase of a 49% interest in TekMate, LLC, Alaska’s largest privately owned information technology services company, for a purchase price of $2,060. The price paid to acquire the Company’s share of the net assets of TekMate differs from the underlying book value of such net assets. This premium of $1,641 is accounted for as equity method goodwill and is included within the Investment in unconsolidated affiliates on the balance sheet. The purchase agreement included a preferred distribution to the sellers of $698 which is payable from future earnings. When the subsequent earnings of TekMate exceed $698, the Company will begin to realize its share of TekMate’s earnings in Revenue on the statement of operations. The investment represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest.
          The investment in unconsolidated affiliate is accounted for under the equity method, and consisted of the following at September 30, 2010:

	Percent owned	Investment
TekMate, LLC.	49%	$2,060
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
          The fair values of cash and cash equivalents restricted stock, net accounts receivable, and payable, other short-term monetary assets and liabilities and capital leases, approximate carrying values due to their nature. The fair value of the Company’s 2005 senior credit facility, convertible notes, and other long-term obligations of $546,673 at September 30, 2010 was estimated based on quoted market prices. The carrying values of these liabilities were $553,663 at September 30, 2010.
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
4. FAIR VALUE MEASURES (Continued)
          The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, at each hierarchical level:

	September 30, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Non-current investments in auction rate securities	$355	$—	$—	$355	$855	$—	$—	$855

Liabilities:
Interest rate swaps	$(11,258)	$—	$(11,258)	$—	$(14,796)	$—	$(14,796)	$—
          Non-current investments consist of Auction Rate Securities (“ARS”) that have maturity dates greater than one year from September 30, 2010. The investments in ARS are included in Level 3 as no active market or significant other observable inputs exist. The Company assigned a value to its ARS portfolio by reviewing the value assigned to similar securities by brokerages, relative yields and assessing credit risk. On July 6, 2010 and May 27, 2010, $100 and $400, respectively, of auction rate securities were redeemed by the issuer at face value.
          Interest rate swaps were comprised of out-of-the-money interest rate swaps that are valued using models based on readily observable market parameters for all substantial terms of the derivative contracts are classified within Level 2. This balance was reclassified from long term liabilities to current liabilities at September 30, 2010 when the swaps and related debt were scheduled to be extinguished in the subsequent quarter.
          On October 21, 2010 the Company extinguished its 2005 Senior Secured Credit Facility and entered into a new credit arrangement. The existing swaps are expected to be settled in December of 2010 and no material difference in the fair value of the interest rate swaps at September 30, 2010 and the time of the settlement is expected. See Note 10, Subsequent Events, for more information on this transaction.
5. STOCK INCENTIVE PLANS
          Total compensation cost for share-based payments was $2,665 and $3,416 for the nine months ended September 30, 2010 and 2009, respectively. Included in accrued compensation expense was $50 and $74 associated with employee stock purchase plan (“ESPP”) shares yet to be awarded for the three months ended September 30, 2010 and 2009, respectively.
          There were 770 and 841 restricted stock units granted during the nine months ended September 30, 2010 and 2009, respectively. There were no stock-settled appreciation rights (“SSARs”) granted during the nine months ended September 30, 2010 and 775 granted in the nine months ended September 30, 2009.
          The following table describes the assumptions used for valuation of equity instruments awarded during the nine months ended September 30, 2010 and 2009, respectively:

	Nine Months Ended
	September 30,
	2010	2009
Restricted stock:
Risk free rate	0.00%	0.00% — 0.25%
Quarterly dividend	$0.215	$0.215
Expected per annum, forfeiture rate	0.00% — 6.47%	0.00% — 5.47%
Stock Options:
Risk free rate	—	0.25%
Dividend yield	—	9.27%
Expected volatility factor	—	36.27%
Expected option life (years)	—	3.2

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
6. EARNINGS PER SHARE
          Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the “treasury stock method”. Due to the Company’s net losses for the three and nine months ended September 30, 2010, 2,764 and 2,551 potential common share equivalents, which consisted of options, restricted stock and SSARs granted to employees, and deferred shares granted to directors, were anti-dilutive. Also excluded from the calculation were shares related to the Company’s convertible debt which were anti-dilutive for the three and nine month periods ended September 30, 2010 and 2009.
          Earnings per share for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic earnings per share:
Income (loss) before extraordinary item	$(3,018)	$256	$(29,421)	$3,495
Extraordinary item, net of taxes	—	37,346	—	37,346

Net income (loss) applicable to common shares	$(3,018)	$37,602	$(29,421)	$40,841

Weighted average common shares outstanding	44,628	44,354	44,564	44,100

Basic earnings per share
Income (loss) on continuing operations	$(0.07)	$0.01	$(0.66)	$0.08
Extraordinary item, net of taxes	—	0.84	—	0.85

Net income (loss)	$(0.07)	$0.85	$(0.66)	$0.93

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Diluted earnings per share:
Dilutive shares
Weighted average shares outstanding:	44,628	44,354	44,564	44,100
Restricted stock, options and deferred shares	—	782	—	773

Weighted average diluted shares outstanding	44,628	45,136	44,564	44,873

Diluted earnings per share
Income (loss) on continuing operations	$(0.07)	$0.01	$(0.66)	$0.08
Extraordinary item, net of taxes	—	0.82	—	0.83

Net income (loss)	$(0.07)	$0.83	$(0.66)	$0.91

7. RETIREMENT PLANS
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
          The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan (“Plan”) on September 1, 1999. Accrued benefits under the Plan were determined in accordance with the provisions of the CenturyTel Plan and upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the CenturyTel Plan. On November 1, 2000, the Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPF. As a result of this amendment, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company uses a December 31 measurement date for the Plan. The Company made zero and $35 contributions to the Plan in the three and nine months of 2010 and 2009, respectively. No additional contribution is expected in the remainder of 2010.
          The following table represents the net periodic pension expense for the ACS Retirement Plan for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest cost	$201	$210	$604	$630
Expected return on plan assets	(207)	(182)	(620)	(547)
Amortization of loss	159	195	478	587
Amortization of prior service cost	33	51	97	152

Net periodic pension expense	$186	$274	$559	$822

8. BUSINESS SEGMENTS
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts
8. BUSINESS SEGMENTS (Continued)
          The following tables illustrate selected financial data for each segment as of and for the three months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30, 2010
	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$66,160	$39,091	$1,747	$(17,230)	$89,768
Intersegment revenue	15,145	338	1,747	—	17,230
Income (loss) before income tax benefit (expense)	1,819	12,043	(18,781)	—	(4,919)
Income tax benefit (expense)	(130)	(4,949)	6,980	—	1,901
Net income (loss)	1,689	7,094	(11,801)	—	(3,018)
Total assets	451,222	172,019	1,562	—	624,803

	Three Months Ended September 30, 2009
	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$69,797	$37,516	$2,337	$(18,505)	$91,145
Intersegment revenue	15,544	624	2,337	—	18,505
Income (loss) before income tax benefit (expense)	(1,949)	12,056	(9,511)	—	596
Income tax benefit (expense)	(26,162)	(4,890)	30,712	—	(340)
Net income (loss) from continuing operations	(28,111)	7,166	21,201	—	256
Extraordinary item, net of taxes	37,442	(96)	—	—	37,346
Net income	9,331	7,070	21,201	—	37,602
Total assets	498,693	183,326	4,512	—	686,531
          The following tables illustrate selected financial data for each segment as of and for the nine months ended September 30, 2010 and 2009, respectively:

	Nine Months Ended September 30, 2010
	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$192,294	$107,376	$4,636	$(47,559)	$256,747
Intersegment revenue	41,702	1,221	4,636	—	47,559
Income (loss) before income tax benefit (expense)	2,759	32,678	(34,366)	—	1,071
Income tax expense	(159)	(13,436)	(16,897)	—	(30,492)
Net income (loss)	2,600	19,242	(51,263)	—	(29,421)
Total assets	451,222	172,019	1,562	—	624,803

	Nine Months Ended September 30, 2009
	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$198,557	$109,212	$8,938	$(53,619)	$263,088
Intersegment revenue	42,798	1,883	8,938	—	53,619
Income (loss) before income tax benefit (expense)	(2,044)	36,875	(28,462)	—	6,369
Income tax benefit (expense)	(26,536)	(15,096)	38,758	—	(2,874)
Net income (loss) from continuing operations	(28,580)	21,779	10,296	—	3,495
Extraordinary item, net of taxes	37,442	(96)	—	—	37,346
Net income	8,862	21,683	10,296	—	40,841
Total assets	498,693	183,326	4,512	—	686,531

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts
9. COMMITMENTS AND CONTINGENCIES
          The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of approximately $835 at September 30, 2010 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
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
          The additional income tax expense is made up of two components: the first representing $11,018 for the tax effect of losing net operating losses (“NOLs”) while the remaining $18,665 represents a deferred tax liability for the difference in outside basis in certain Crest subsidiaries. Through enforcing indemnification rights, preserving the corporate structure of the Crest subsidiaries and other proactive steps, it should be possible to mitigate most or all of the cash impact of the $18,665 deferred tax liability for as long as the Company remains a going concern. ASC 740 requires recognition of a deferred tax liability for outside basis differences. An outside basis difference represents the amount by which the book basis of an investment in a domestic subsidiary for financial reporting purposes exceeds the tax basis in such subsidiary. If under applicable tax law, the outside basis difference in a domestic subsidiary can be recovered tax-free and the Company expects to avail itself of such law, the outside tax basis difference is not a temporary difference since no taxes are expected to result upon its reversal. However, for certain Crest subsidiaries, the cancellation of debt created a difference in outside basis that the Company cannot recover in a tax-free manner and as such, a deferred liability was established.
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
10. SUBSEQUENT EVENTS
          On October 21, 2010, the Company entered into a new $470,000 bank credit facility (the “2010 Senior Secured Credit Facility”) which consists of a drawn term loan of $440,000 and an undrawn revolver of $30,000. The 2010 Senior Secured Credit Facility generated net proceeds of approximately $2,413 after repaying in full, and retiring, the Company’s 2005 Senior Secured Credit Facility and deducting fees and expenses associated with the debt issuance of approximately $6,670. The $440,000 term loan generally bears interest at LIBOR plus 4.0% per annum or 5.5%, whichever is greater, has a term of six years and shall be repayable in quarterly installments equal to 0.25% of the original principal amount of the term loan, with the remainder to be paid on the term maturity date. The revolver has a term of five years and to the extent it is drawn, also generally bears interest at LIBOR plus 4.0% per annum or 5.5%, whichever is greater, and, to the extent

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts
10. SUBSEQUENT EVENTS (Continued)
undrawn, has commitment fees equal to 0.625% per annum. The term loan matures on October 21, 2016 and the revolver matures on October 21, 2015 and both are collateralized by substantially all assets of the Company.
          In addition to the approximately $6,670 of fees and expenses inclusive in the refinancing transaction, we also recorded a liability of $512 for debt issuance costs not settled in the transaction. The total $7,182 in debt issuance costs will be amortized to interest expense over the term of the 2010 Senior Secured Credit Facility, using the straight line method which approximates the effective interest method. The $440,000 term portion of the facility was recorded net of a 1.0% discount, or $4,400, of the debt issuance. The discount is being accreted to interest expense using the straight line method which approximates the effective interest method. The credit agreement requires that we maintain certain financial ratios. Specifically it requires the senior secured to adjusted EBITDA ratio not exceed 4.4:1.00, the total leverage to adjusted EBITDA ratio not exceed 5.25:1.00, and the adjusted EBITDA to fixed charges ratio not exceed 2.75:1.00. Further, the credit agreement calls for a suspension of dividends if, for the most recently ended period of four consecutive fiscal quarters, the total leverage ratio is equal to or greater than 5.00:1.00.
          In connection with the 2010 Senior Secured Credit Facility, the Company entered into forward floating-to-fixed interest rate swaps and a buy back of the 1.5% LIBOR floor, as a component of its cash flow hedging strategy. The notional amounts of the swaps are $192,500, $115,500 and $77,000, respectively with interest rates of 6.463%, 6.470% and 6.475%, respectively, inclusive of a 4% LIBOR spread. The swaps begin on June 30, 2012 and continue through September 30, 2015. In order to protect against extreme movements in LIBOR prior to the start of the swaps, the Company has acquired an interest rate cap at a cost of $119 for the period between January 1, 2001 and June 30, 2012, capping LIBOR at 3% on a notional principle amount of $385,000.
          The net proceeds of the 2010 Senior Secured Credit Facility were used to repay in full, and retire, the 2005 Senior Secured Credit Facility. As a result, the Company will incur a charge of approximately $2,182 by of writing off unamortized debt issuance costs in association with the early extinguishments of debt during the fourth quarter of 2010.
          At September 30, 2010, due to the expected extinguishment of debt coincident with the new debt transaction, three interest rate swaps with a total notional balance of $207,900 ceased to be highly effective, and as such, the Company discontinued prospective hedge accounting and concluded it was appropriate to reclassify amounts previously recorded in accumulated other comprehensive income related to the affected derivatives. The amount reclassed in the third quarter of 2010 from Other comprehensive income to the Interest expense line of the Consolidated Statements of Operations, as a result of the hedges becoming ineffective, was $11,258. The Company expects to settle this amount with cash on hand during the fourth quarter of 2010.

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
          The discussion that follows in this “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”, unless otherwise specifically indicated, takes these foregoing adjustments into account.
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
Strategy
          Our results of operations, financial position and sources and uses of cash in the current and future periods continue to reflect our focus on the following strategic imperatives:
•	Emphasis on Top-Line Growth: We emphasize revenue growth as well as growth in net cash provided by operating activities. We devote more resources to higher growth markets such as wireless, including wireless data and wireline broadband, including our interstate MPLS network comprising redundant long-haul undersea fiber optic cables and other managed data services to businesses.

•	Investment with Discipline: We focus on gaining market share in those markets that contain high revenue producing customers. In our wireline business, we focus on deploying reliable and redundant data connectivity in each market covered by our network underpinned by high-speed fiber links within and between Alaska’s urban centers. We have increasingly targeted commercial and government customers of all sizes that demand managed or other sophisticated data solutions. In our wireless business, we have directed resources towards enhancing and expanding our 3G coverage and marketing wireless plans that encourage customer adoption of smart phones and mobile plans.

•	Process Improvement to Achieve Operational Excellence: While focusing resources on revenue growth and market share gains, we continually challenge our management team and employees at all levels of the organization to lower expenses and improve the customer experience through process improvements. We expect to continue to invest in technology-assisted process improvement. We expect efforts such as deploying enhanced self-service tools to customers on our web site to improve our cost structure and maintain or improve operating income margins. As a result of past successes, we have been able to serve more customers while maintaining our workforce at or below prior levels.

•	Pay for Performance: We embrace a culture of urgency and accountability. We establish goals for all of our employees that are tied to the imperatives described above. We seek to provide our non-represented employees cash incentives and equity compensation tied to these goals. We design executive compensation programs carefully to align executives’ and stockholders’ long-term interests.

•	Continuous Enhancement of Products and Services: We intend to continue to introduce new services that draw upon our core competencies that we believe will be attractive to our target customers. In considering new services, we look for market opportunities that we believe present significant growth opportunities such as, our investments in our AKORN and Northstar fiber optic cable systems and our first-to-market deployment of 3G wireless services. In July, we launched a new suite of services that make use of our data centers in Anchorage, Alaska and Hillsboro, Oregon. In addition we recently acquired a 49% interest in TekMate, LLC., Alaska’s largest privately-owned information technology services company. With this investment and a partnership operating agreement, we believe we will bring broader managed IT solutions and professional services to the market.
          We aim to create value for our shareholders by carefully investing cash flows generated by the business in specific opportunities and transactions that support these imperatives. Under our current $0.86 per share annual dividend policy, the company returned approximately $28.8 million in cash dividends to our stockholders during the nine months ended September 30, 2010.

RESULTS OF OPERATIONS
          All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

	Three Months ended September 30,
	2010	2009	Change	% Change
Operating revenues:
Retail	$20,650	$21,967	$(1,317)	-6.0%
Wholesale	2,248	2,836	(588)	-20.7%
Access	16,108	18,003	(1,895)	-10.5%
Enterprise	12,009	11,447	562	4.9%

Wireline	51,015	54,253	(3,238)	-6.0%
Wireless	38,753	36,892	1,861	5.0%

Total operating revenues	89,768	91,145	(1,377)	-1.5%

Operating expenses:
Wireline
Cost of services and sales	18,998	21,031	(2,033)	-9.7%
Selling, general and administrative	17,166	15,890	1,276	8.0%
Wireless
Cost of services and sales	14,159	14,287	(128)	-0.9%
Selling, general and administrative	6,034	6,020	14	0.2%
Depreciation and amortization	18,606	23,724	(5,118)	-21.6%
Loss on disposal of assets	9	(15)	24	-160.0%

Total operating expenses	74,972	80,937	(5,965)	-7.4%

Operating income	14,796	10,208	4,588	44.9%
Operating margin	16.5%	11.2%

Other income and expense:
Interest expense	(19,723)	(9,642)	(10,081)	104.6%
Interest income	8	30	(22)	-73.3%

Total other income and expense	(19,715)	(9,612)	(10,103)	105.1%

Income (loss) before income tax benefit (expense)	(4,919)	596	(5,515)	-925.3%

Income tax benefit (expense)	1,901	(340)	2,241	-659.1%

Income (loss) before extraordinary item	(3,018)	256	(3,274)	-1278.9%
Extraordinary item, net of taxes	—	37,346	(37,346)	-100.0%

Net income (loss)	$(3,018)	$37,602	$(40,620)	-108.0%

Revenue Sources by Segment
          We have two reportable business segments, wireline and wireless, which conduct the following principal activities:
•	Wireline: We provide communications services including voice, data, broadband, multi-protocol label switching services, network access, long distance and other services to consumer, carrier, business and government customers throughout Alaska and to and from Alaska.

•	Wireless: We provide wireless voice and data services, products, other value-added services and equipment sales across Alaska.
Operating Revenue
     Wireline
          Retail: Declines in retail switched access lines in service during 2010 were concentrated in the residential market which we believe was impacted by wireless substitution and the turndown of payphone lines as part of a business rationalization initiative. Retail revenue decreased $1.3 million in the three months ended September 30, 2010 over September 30, 2009, primarily due to a $0.7 million decline in local exchange revenue associated with residential line losses, a $0.5 million net decrease in revenue associated with the prior year policy change and release of company liabilities for commercial developer deposits, and a $0.4 million decline in long distance sales. These losses were offset, in part, by a $0.3 million increase in revenue from our Internet Service Provider (“ISP”) subscriber base.
          Wholesale: Wholesale revenues decreased $0.6 million from the prior year quarter due to continued decline in leases of our unbundled network elements (“UNEs”). We believe this decline is primarily attributable to the ongoing migration of lines by our key competitor to its propriety cable telephony plant and the decision of another competitor, and wholesale customer, to exit the market. We expect wholesale revenue will continue to decline.
          Access: Access revenue declined $1.9 million from the prior year quarter primarily due to higher out-of-period settlements in 2009.
          Enterprise: Enterprise revenue increased $0.6 million from the prior year quarter with higher data revenue of $0.9 million net of $0.3 million from an expired capacity exchange agreement in 2009, offset in part, by a $0.4 million reduction in carrier voice revenue.
     Wireless
          Wireless revenue increased $1.9 million in the three months ended September 30, 2010, as compared to the prior year period ended September 30, 2009, driven by a $3.1 million increase in roaming revenue, which benefited from the expansion of our 3G data network; and a $1.0 million increase in Competitive Eligible Telecommunications Carrier (“CETC”) revenue. These increases were offset, in part, by a decrease of $1.7 million in recurring service plan revenue attributable to lower subscribers and a $0.5 million decline in handset and accessory sales.
Operating Expense
     Wireline: Wireline operating expenses, which include local telephone, Internet, interexchange and cable systems operating costs, decreased $0.8 million for the quarter ended September 30, 2010 over September 30, 2009.
          Cost of Services and Sales — Wireline cost of services and sales decreased $2.0 million due to declines of $1.9 million in labor resulting from the overall reduction in our general work force, $0.5 million in maintenance contracts, $0.2 million in ISP access and leased circuits, and $0.1 million in land and building related charges. These decreases are partially offset by increases of $0.5 million in LD COGS and $0.2 million in advanced network services expense.
          Selling, General and Administrative — Wireline SG&A expenses increased $1.3 million driven by a $1.0 million increase in labor costs for higher cash and stock compensation expense, and increases of $0.8 million in advertising associated with our re-branding initiative and $0.4 million in legal, IT and other consulting costs. Offsetting these increases was a $0.8 million decrease in bad debt expense in the current year.
     Wireless
          Cost of Services and Sales — Wireless cost of services and sales decreased $0.1 million primarily due to a $0.4 million decrease in network costs, partially offset by a $0.2 million increase in handset, accessory and data content expenses.
          Selling, General and Administrative — SG&A expenses remained flat with a decrease in advertising expense of $0.3 million offset by an increase in labor expense.
     Depreciation and Amortization: Depreciation and amortization expense decreased $5.1 million in the three months ended September 30, 2010, from the same period in the prior year, due primarily to a number of pooled asset classes reaching their maximum depreciable lives and a reduction in depreciable value in the assets purchased from Crest Communications resulting from the reallocation of purchase price from fixed assets to deferred tax assets under purchase accounting. These declines were partially offset by the acceleration of depreciation on certain Wireless assets and other additions to our asset base.

     Other Income and Expense: Other income and expense for the three months ended September 30, 2010 is a net expense of $19.7 million. The net increase of $10.1 million in expense over the same period in the prior year is primarily due to the discontinuance of hedge accounting on our interest rate swaps which, in anticipation of our October 2010 refinancing of our
2005 Senior Credit Facility, resulted in an $11.3 million increase in interest expense. See Note 10, Subsequent Events for more information on this transaction.
     Income Taxes: For the three months ended September 30, 2010 our estimated effective tax rate was 38.62%. At September 30, 2010 we had federal tax NOL carry forwards of approximately $143.4 million. Income tax expense will not involve a significant cash outflow until these NOLs are exhausted.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

	Nine Months ended September 30,
	2010	2009	Change	% Change
Operating revenues:
Retail	$62,012	$64,480	$(2,468)	-3.8%
Wholesale	7,280	8,795	(1,515)	-17.2%
Access	45,774	48,237	(2,463)	-5.1%
Enterprise	35,526	34,247	1,279	3.7%

Wireline	150,592	155,759	(5,167)	-3.3%
Wireless	106,155	107,329	(1,174)	-1.1%

Total operating revenues	256,747	263,088	(6,341)	-2.4%

Operating expenses:
Wireline
Cost of services and sales	57,327	61,913	(4,586)	-7.4%
Selling, general and administrative	49,143	48,766	377	0.8%
Wireless
Cost of services and sales	40,296	39,973	323	0.8%
Selling, general and administrative	16,879	17,626	(747)	-4.2%
Depreciation and amortization	55,974	59,784	(3,810)	-6.4%
(Gain) loss on disposal of assets	(479)	454	(933)	-205.5%

Total operating expenses	219,140	228,516	(9,376)	-4.1%

Operating income	37,607	34,572	3,035	8.8%
Operating margin	14.6%	13.1%

Other income and expense:
Interest expense	(36,567)	(28,284)	(8,283)	29.3%
Interest income	31	81	(50)	-61.7%

Total other income and expense	(36,536)	(28,203)	(8,333)	29.5%

Income before income tax expense	1,071	6,369	(5,298)	-83.2%

Income tax expense	(30,492)	(2,874)	(27,618)	961.0%

Income (loss) before extraordinary item	(29,421)	3,495	(32,916)	-941.8%
Extraordinary item, net of taxes	—	37,346	(37,346)	-100.0%

Net income (loss)	$(29,421)	$40,841	$(70,262)	-172.0%

Operating Revenue
     Wireline
          Retail: Declines in retail switched access lines in service during 2010 were concentrated in the residential market which we believe was impacted by wireless substitution. Retail revenue decreased $2.5 million in the nine months ended September 30, 2010 over September 30, 2009, primarily due to a $1.8 million decline in local exchange revenue associated with residential line losses and a $0.8 million decline in long distance sales and a $0.5 million net decrease in revenue associated with the prior year policy change and release of company liabilities for commercial developer deposits in 2009. These losses were offset, in part, by a $0.8 million increase in revenue from our existing ISP subscriber base.
          Wholesale: Wholesale revenues decreased $1.5 million over the prior year due to continued decline in leases of our UNEs. We believe this decline is primarily attributable to the ongoing migration of lines by our key competitor to its propriety cable telephony plant and the decision of another competitor, and wholesale customer, to exit the market. We expect wholesale revenue will continue to decline.
          Access: Access revenue declined $2.5 million over the prior year primarily due to higher out-of-period settlements in 2009.
          Enterprise: Enterprise revenue increased $1.3 million with higher data revenue of $2.8 million net of $1.8 million from an expired capacity exchange agreement in 2009, offset in part by a $1.6 million reduction in carrier voice revenue.
          Wireless
          Wireless revenue declined $1.2 million in the nine months ended September 30, 2010, as compared to the prior year period ended September 30, 2009, driven by a decrease of $5.2 million in recurring service plan revenue attributable to lower subscribers and a $1.2 million decline in handset and accessory sales. These decreases were offset, in part, by a $5.0 million increase in roaming revenue, which benefited from the expansion of our 3G data network; and a $0.4 million increase in CETC revenue.
          Operating Expense
     Wireline: Wireline operating expenses, which include local telephone, Internet, interexchange and cable systems operating costs, decreased $4.2 million for the nine months ended September 30, 2010 over September 30, 2009.
          Cost of Services and Sales — Wireline cost of services and sales decreased $4.6 million due to declines of $4.8 million in labor resulting from the overall reduction in our general work force, $1.1 million in maintenance contracts, $0.6 million in ISP access and leased circuits, $0.5 million in land and building related charges, and $0.2 million in paystation maintenance expense. These decreases are partially offset by increases of $1.9 million in LD COGS and $1.0 million in advanced network services expense.
          Selling, General and Administrative — Wireline SG&A expenses increased $0.4 million primarily driven by increases of $0.8 million in advertising expense tied to our re-branding initiative, the non-recurrence of $0.8 million in favorable property tax and legal settlements in 2009, and $0.5 million legal and IT consulting costs. Offsetting these increases were $1.1 million decrease in labor costs, and a $0.6 million decrease in bad debt expense due to improved collection efforts in the current year.
          Wireless:
          Cost of Services and Sales — Wireless cost of services and sales increased $0.3 million with a $1.7 million increase in handset, accessory and data content expenses partially offset by a $1.6 million decrease in network costs.
          Selling, General and Administrative — SG&A expenses decreased $0.7 million due primarily to a decrease in advertising.
     Depreciation and Amortization: Depreciation and amortization expense decreased $3.8 million in the nine months ended September 30, 2010, from the same period in the prior year, due primarily to a number of pooled asset classes reaching their maximum depreciable lives and a reduction in depreciable value in the assets purchased from Crest Communications resulting from the reallocation of purchase price from fixed assets to deferred tax assets under purchase accounting. These declines were partially offset by the acceleration of depreciation on certain Wireless assets and other additions to our asset base.
     Gain/Loss on Disposal of Assets: The disposal of certain property resulted in a net gain of $0.5 million in the nine months ended September 30, 2010, while the prior year period reflects a $0.5 million net loss due to the disposal of certain wireless network equipment.

     Other Income and Expense: Other income and expense for the nine months ended September 30, 2010 is a net expense of $36.5 million. The net increase of $8.3 million in expense over the same period in the prior year is primarily due to the discontinuance of hedge accounting on our interest rate swaps which, in anticipation of our October 2010 refinancing of our 2005 Senior Credit Facility, resulted in a $11.3 million increase in interest expense, and a $1.7 million increase associated with the reduction of capitalized interest in the current year on fixed assets under construction following the commercial launch of AKORN in April of 2009. Offsetting these increases was a reduction in cash interest following the expiration of certain out-of-the-money swaps.
     Income Taxes: For the nine months ended September 30, 2010 our effective tax rate was 75.53%, exclusive of the $29.7 million additional income tax expense recorded for the effects of the on-going Crest IRS audit in the second quarter. See PART II, Item 1, Legal Proceedings for more information on the IRS issue. At September 30, 2010 we had federal NOL carry forwards of approximately $143.4 million. Income tax expense will not involve a significant cash outflow until these NOLs are exhausted.
Liquidity and Capital Resources
     Our major sources and uses of funds for the nine months ended September 30, 2010 and 2009 are as follows:

	Nine Months Ended
	September 30,
	2010	2009
Net cash provided by operating activities	$69,454	$73,007
Net change in funds held in restricted accounts	$954	$14,527
Capital expenditures	$(25,040)	$(37,258)
Net settlement of capital expenditures payable	$(3,505)	$(9,450)
Net borrowings (repayments)	$(545)	$(5,685)
Dividends	$(28,777)	$(28,534)
Interest paid	$(22,816)	$(28,371)
     Sources
          We have satisfied our cash requirements in the first nine months of 2010 for operations, capital expenditures and debt service primarily through internally generated funds and additional borrowing against our revolving credit agreement. For the nine months ended September 30, 2010, our net cash flows provided by operating activities were $69.5 million. At September 30, 2010, we had approximately $2.6 million in net working capital. Included in current assets were approximately $17.3 million in cash and cash equivalents and $4.9 million in restricted cash. As of September 30, 2010, we had access to $45.0 million under our revolving credit facility, representing 100% of available capacity.
          Subsequent to quarter end on October 21, 2010, we entered into a new $470.0 million bank credit facility which consists of a drawn term loan of $440.0 million and an undrawn revolver of $30.0 million. The 2010 Senior Secured Credit Facility generated net proceeds of approximately $2.4 million after paying of the existing 2005 Senior Secured Credit Facility and deducting fees and expenses associated with the debt issuance of approximately $6.7 million. The $440.0 million term loan generally bears interest at LIBOR plus 4.0% per annum or 5.5%, whichever is greater, has a term of six years and shall be repayable in quarterly installments equal to 0.25% of the original principal amount of the term loan, with the remainder to be paid on the term maturity date. The revolver, to the extent it is drawn, also generally bears interest at LIBOR plus 4.0% per annum or 5.5%, whichever is greater, and, to the extent undrawn, has commitment fees equal to 0.625% per annum. The term loan matures on October 21, 2016 and the revolver matures on October 21, 2015 and both are collateralized by substantially all assets of the Company.
          In addition to the approximately $6.7 million of fees and expenses inclusive in the refinancing transaction, we also recorded a liability of $0.5 million of debt issuance costs not settled in the transaction. The total $7.2 million in debt issuance costs will be amortized to interest expense over the terms of the 2010 Senior Secured Credit Facility using the straight line method which approximates the effective interest method. The $440.0 million term portion of the facility was recorded net of a 1.0% discount, or $4.4 million, of the debt issuance. The discount is being accreted to interest expense using the straight line method which approximates the effective interest method. The credit agreement requires that we maintain certain financial ratios. Specifically it requires the senior secured ratio not exceed 4.4:1.00, the total leverage ratio not exceed 5.25:1.00 and the fixed charges not exceed 2.75:1.00. Further, the credit agreement calls for a suspension of dividends if, for the most recently ended period of four consecutive fiscal quarters, the total leverage ratio is equal to or greater than 5.00:1.00.

          In connection with the 2010 Senior Secured Credit Facility, we entered into forward floating-to-fixed interest rate swaps and a buy back of the 1.5% LIBOR floor, as a component of our cash flow hedging strategy. The notional amounts of the swaps are $192.5, $115.5 and $77.0, respectively with interest rates of 6.463%, 6.470% and 6.475%, respectively, inclusive of a 4% LIBOR spread. The swaps begin on June 30, 2012 and expire September 30, 2015. In order to protect against extreme movements in LIBOR prior to the start of the swaps, we acquired an interest rate cap at a cost of $0.1 million for the period between January 1, 2001 and June 30, 2012, capping LIBOR at 3% on a notional principle amount of $385,000.
          The net proceeds of the 2010 Senior Secured Credit Facility were used to repay in full, and retire, the 2005 Senior Secured Credit Facility on October 21, 2010. The Company will incur a charge of approximately $2.2 million as a result of writing off unamortized debt issuance costs in association with these early extinguishments of debt during the fourth quarter of 2010. Additionally, we expect to pay $11.3 million for the final disposition of the ineffective swaps with cash on hand during the fourth quarter of 2010.
     Uses
          Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been, and continue to be, significant. Cash outflows for capital expenditures for the nine months ended September 30, 2010 were $28.5 million, inclusive of $3.5 million in net settlements of capital expenditure payables. We intend to fund future capital expenditures with cash on hand and net cash generated from operations.
          Since October 28, 2004, we have paid quarterly dividends on our common stock. Based on current shares outstanding at October 18, 2010 of approximately 44.7 million and our current annual dividend policy of $0.86 per share, maintaining our current dividend policy would result in $38.4 million being paid to common stockholders over the next four quarters. Dividends on our common stock are not cumulative.
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
Legal
          We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business, and have recorded litigation reserves of $0.8 million against certain claims and legal actions as of September 30, 2010. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress. See also Part II, Item 1, Legal Proceedings.
Employees
          As of September 30, 2010, we employed 812 regular full-time employees, 12 regular part time employees and 11 temporary employees. Approximately 74% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement with the IBEW, as amended, that governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska expires on December 31, 2012. Management considers employee relations to be good.
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

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, materials and supplies, long-lived assets, goodwill, intangible assets, investment in unconsolidated affiliates, deferred income taxes and network access revenue reserves. Actual results may differ from those estimates as the collection of those balances is not reasonably assured.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As of September 30, 2010, we had outstanding debt under our 2005 Senior Credit Facility which was subsequently refinanced in October of 2010 under our 2010 Senior Credit Facility. Our credit facility exposes us to risk from changes in interest rates, specifically from changes in LIBOR, or, in certain cases, the prime rate, which are used to determine the interest rates that are applicable to borrowings under the credit facility. In order to manage this risk, we have entered into a series of forward floating-to-fixed interest rate swap agreements and a buy back of the 1.5% LIBOR floor that effectively fixes LIBOR on $385.0 million of the outstanding balance. These forward swaps begin June 30, 2012 and expire on September 30, 2015. We also purchased an interest rate cap that effectively caps LIBOR at 3.0% from January 1, 2011 and June 30, 2012. On September 30, 2010, we also had outstanding $125.0 million aggregate principal amount of our 5.75% Convertible Notes due 2013. The notes pay interest at a fixed rate and are subordinated to our obligations under our 2010 Senior Credit Facility as well as certain hedging agreements and other secured debt available under our senior credit facility.
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
          There was no change in our internal controls over financial reporting that occurred in the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
          On April 19, 2010, the Internal Revenue Service issued a Notice of Proposed Adjustment with respect to the 2006, 2007, and 2008 taxable years of Crest Communications Corporation which we acquired on October 30, 2008. When Crest acquired certain entities out of bankruptcy in 2002, it characterized certain contributions made by the prior owners of these entities as equity rather than debt for tax purposes. The Service is now asserting that characterization of the AMP advances as equity was incorrect, and that Crest had additional income due to the cancellation of debt. We and the former stockholders who sold Crest to the Company are vigorously disputing the Service’s position on the characterization of the contributions. We and the Selling Stockholders are also vigorously asserting that the Service made significant errors in the calculation of taxes due because it failed to recognize that these entities made certain check-the-box elections under Treas. Reg. 301.7701-3. Finally, while we are indemnified by the Selling Stockholders under the terms of our Stock Purchase Agreement for damages related to tax claims for the periods at issue, we do not know if there will be any disputes over the extent of the indemnity coverage or funding of these claims. For more information, see Note 9, Commitments and Contingencies under Part I above.
ITEM 1A. RISK FACTORS
The telecommunications industry in Alaska is extremely competitive. We face increasing competition for a small number of customers from national wireless carriers that have entered or will enter our market. New market entrants will make it more difficult for us to attract and retain customers. We may also lose roaming revenues from carriers that enter the Alaskan market.
          We face strong competition from wireless competitors. Our principal competitor, AT&T, is one of the largest wireless service providers in the U.S. AT&T also has more Alaskan customers than we do. In addition, Verizon Wireless has announced that it has entered into an agreement with Triad 700 L.L.C. to acquire the C-Block wireless spectrum license covering Alaska that Triad won during the Federal Communications Commission’s Auction 73 in 2008. Verizon Wireless currently holds no other spectrum in Alaska, and we expect it to use the spectrum to deploy fourth-generation, or 4G, wireless services in Alaska. Verizon Wireless has said it plans to deploy 4G service based on Long-term Evolution, or LTE technology, over C-Block, 700 MHz, spectrum, generally; although we cannot predict when Verizon Wireless would choose to deploy service in Alaska. We also cannot predict whether Verizon Wireless will build its own facilities in Alaska or provide service through a local partner. If Verizon Wireless partners with a local provider that currently competes with us, both Verizon Wireless and such local competitor would gain strength in our market.
          As large national carriers, both AT&T and Verizon Wireless have vastly greater access to financial, technical and other resources than we do. They have greater access to popular devices and greater market power to obtain these devices on more favorable terms than we do. AT&T and Verizon Wireless, thus, may be able to offer lower prices, additional products, services, features or other incentives that we cannot match. Larger competitors, such as AT&T and Verizon Wireless may also be in a position to respond more quickly to new technologies and be able to undertake more extensive marketing campaigns. Moreover, AT&T and Verizon Wireless operate their own nationwide network, whereas we rely on roaming agreements with other carriers to provide coverage outside Alaska, and conversely, provide revenue to us for our coverage in Alaska. Our reliance on these agreements could adversely affect our ability to maintain competitive pricing or roaming revenues, which would have a material adverse effect on our financial results.
          Growing competitive pressures from national carriers in our wireless business segment could have a material adverse effect on our business, operating results, margins and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Working capital restrictions and other limitations on the payment of dividends
          Similar to our 2005 Senior Credit Facility, our new 2010 Senior Secured Credit Facility entered into on October 21, 2010, contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends. Said credit facility also requires that we maintain certain financial ratios. In addition, the Indenture governing our outstanding 5.75% Convertible Notes also contains a number of restrictive covenants.
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

Date: November 1, 2010	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
/s/ Liane Pelletier
Liane Pelletier
Chief Executive Officer, Chairman of the Board and President

/s/ David Wilson
David Wilson
Chief Financial Officer, Executive Vice President (Principal Accounting Officer)