Form 10-K
period 2010-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2011-02-28
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-28167
Alaska Communications Systems Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	52-2126573
600 Telephone Avenue	(I.R.S. Employer Identification No.)
Anchorage, Alaska	99503-6091
(Zip Code)	(Address of principal executive offices)
(Registrant’s telephone number, including area code): (907) 297-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $.01 per Share	The NASDAQ Stock Market LLC
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
Yes ☐       No ☑
The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on June 30, 2010 was approximately $370 million computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended; nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 15, 2011 there were outstanding 44,729,439 shares of Common Stock, $.01 par value, of the registrant.
Documents Incorporated by Reference
Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2010.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Cautionary Statement Regarding Forward Looking Statements and Analysts’ Reports
This Form 10-K and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “us”, the “Company” and “Alaska Communications®”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-K under “Item 1A—Risk Factors” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):
•	our strongly competitive environment, which comprises national and local wireless and wireline facilities-based competitors;

•	the entry of one or more additional facilities-based carriers into the Alaska market;

•	our substantial debt which requires us to dedicate a substantial portion of our cash flow from operations for payments to service our debt and to access to the capital markets to extend maturities;

•	our ability to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders;

•	our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including our ability to obtain new devices, spectrum, bandwidth, and other network elements;

•	our ability to develop attractive integrated products and services making use of our substantial investments in fiber optic cable facilities, including our AKORN® and Northstar fiber optic cables that connect Alaska to the contiguous states;

•	the financial and business performance of TekMate, LLC (“TekMate”), an information technology company, of which we acquired 49% in August 2010, and our ability to use that investment to drive future sales growth;

•	unanticipated damage to one or more of our high capacity cables resulting from construction or digging mishaps, fishing boats or natural disasters;

•	changes in general industry and market conditions, and structural declines within the telecommunications industry;

•	changes in overall national, regional or local economic conditions;

•	governmental and public policy changes, including changes in our revenues resulting from regulatory actions affecting inter-carrier compensation or changes in revenue from Universal Service Funds (“USFs”);

•	the availability of future financing in the amounts, at the terms, and subject to the conditions necessary, to support our business and pursue growth opportunities;

•	unanticipated costs required to fund our postretirement benefit plans;

•	the success or failure of any future acquisitions;

•	loss of key personnel;

•	the outcome of an on-going Internal Revenue Service (“IRS”) audit and the ability of certain third parties to pay on their indemnity to us related to that audit; and

•	the matters described under “Item 1A—Risk Factors.”

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
Unless the context indicates otherwise, all references in this Form 10-K to “we”, “our”, “ours”, “us”, “the Company”, or “Alaska Communications” refer to Alaska Communications Systems Group, Inc. and its consolidated subsidiaries.
PART I
Item 1. Business
About Alaska Communications
We provide leading integrated communications services in and out of Alaska. Our wireline and wireless communications networks extend throughout Alaska and connect to the contiguous states via our two diverse undersea fiber optic cable systems: (i) the AKORN system that we launched in April 2009 and (ii) the Northstar system that was acquired as part of the acquisition of Crest Communications Corporation (“Crest”) in 2008.
Our wireline business comprises one of the most expansive networks in Alaska and forms the foundation of our enterprise business. Our wireless business includes a statewide third generation (“3G”) wireless network. Both segments rely on our highly skilled workforce of approximately 840 employees.
Alaska Communications was incorporated in 1998 under the laws of the State of Delaware. We began doing business as ACS in May, 1999, following our acquisition of the Anchorage Telephone Utility and CenturyTel’s Alaska assets. The Company was rebranded as “Alaska Communications” in September of 2010.
Our principal executive offices are located at 600 Telephone Avenue, Anchorage, Alaska 99503. Our telephone number is (907) 297-3000.
Business Segments
We have two reportable business segments, wireline and wireless. See “Note 18 — Business Segments”, in the Notes to Consolidated Financial Statements for an illustrative view of selected financial information for 2010, 2009 and 2008.
     Wireline
Our wireline segment comprises four lines of business: Enterprise, Retail, Wholesale and Access. We provide communications services including voice, data, broadband, multi-protocol label switching (“MPLS”), Metro Ethernet, network access, long distance, data hosting, video conferencing, and other services to consumers, carriers, businesses, enterprise and government customers throughout Alaska and to and from Alaska.
          Enterprise
Our enterprise line of business integrates our data, data hosting, and information technology services delivered over our wireline networks to business customers, multi-national corporations, municipal, state and federal governments, and other telecommunications carriers. It relies heavily on our ability to provide redundant, scalable and managed high bandwidth data connections throughout Alaska and to the contiguous states and beyond. We seek to provide these customers comprehensive, value-added services that make communications more secure, reliable and efficient.

In 2010, we completed our purchase of a 49% equity interest in TekMate and closed several enterprise contracts delivering services beyond connectivity: these contracts provide for video conferencing, hosting and managed services, and are, in many cases, delivered with our partner TekMate. We anticipate that our focus will increasingly be applied to a larger addressable market and with the ACS solution set of Connect / Host / Managesm.
In addition to the traditional corporate and government opportunities, our enterprise customers and future growth focus include rural education and rural healthcare, fleet management, user friendly connectivity solutions, outsourcing, and managed services both inside Alaska and outside of it.
          Retail
Our retail services include traditional voice, broadband data, internet access, long distance and other communications products and services. Our retail line of business provides communications and information services to residential customers, businesses and various governmental entities.
          Wholesale
Our wholesale line of business serves competitive local exchange carriers by offering, for resale, our local exchange network, including unbundled network elements.
          Access
Our access line of business provides voice and data termination services through our local telephone facilities. Our network access customers include long distance and other competing carriers that use our local exchange facilities to provide voice telephone service to their customers.
          Network and Technology
We serve approximately 172,000 access lines in Alaska. We continue to upgrade our network in order to provide more customers with broadband capabilities. Our fiber network, which is extensive within Alaska’s urban areas and connects the primary areas of Anchorage, Fairbanks and Juneau with each other and the contiguous states, offers us the opportunity to provide our customers with improved network reliability and speed for voice and data applications. We provide voice, data, and Internet service to all of the major population centers in Alaska. Our high-speed data network relies on advanced packet-based MPLS technology. We own and operate the most expansive IP networks in Alaska using MPLS and Metro Ethernet technology. Our MPLS network provides the long-haul framework for our “Metro Ethernet” service, which we market to businesses and government customers. Metro Ethernet offers our customers scalable, high-speed data and customized information technology products and services, as well as Internet connectivity.
We also own and operate extensive high-speed fiber optic cable systems throughout Alaska and undersea fiber optic cables that connect Alaska with the contiguous states.
Our network in Oregon and Washington includes terrestrial transport components linking Nedonna Beach, Oregon to a Network Operations Control Center (“NOCC”) in Hillsboro, Oregon and collocation facilities in Portland, Oregon and Seattle, Washington. In addition, AKORN, our state-of-the-art undersea fiber optic cable system connects our Alaskan network from Homer, Alaska to our facilities in Florence, Oregon along a diverse path within Alaska, the Pacific Northwest and undersea in the Pacific Ocean. Northstar, our other undersea fiber optic systems, comprises approximately 1,900 miles with cable landing facilities in Anchorage, Nikiski, Homer, Whittier, Juneau, and Valdez, Alaska, and Florence and Nedonna Beach, Oregon. Together, these fiber optic cables provide extensive bandwidth as well as collapsible ring protection designed to serve our most demanding customers’ critical communications requirements. Through our landing stations in Oregon, we also provide an at-the-ready landing point for other large fiber optic cables, and their operators, connecting the U.S. to networks in Asia and other parts of the world. We currently manage landing facilities for approximately one third of all transpacific cables in the United States.
          Competition
We face strong competition in our wireline business segment. Competitors include General Communications, Inc. (“GCI”), AT&T, Matanuska Telephone Association, Inc. (“MTA”), and, increasingly, various wireless and broadband service providers. Factors contributing to the industry’s increasingly competitive market include regulatory changes, product substitution, technological advances, excess network capacity and the entrance of new competitors. In this environment, competition is based on price and pricing plans, the types of services offered, the combination of services into bundled offerings, customer service, the quality and reliability of services provided, and the development of new products and services. For more information associated with the risks of our competitive environment, see “Item 1A—Risk Factors.”
     Wireless
Our wireless segment provides facilities-based voice and data services statewide across Alaska with roaming coverage available in the contiguous states, Hawaii, and Canada. We believe that the features and functionality of our wireless service together with our enterprise activities can help us to retain our existing customers, reduce the rate of customer losses and attract new customers.
          Products and Services
We design and market service packages around key customer groups, from the enterprise business accounts, to the small and medium business, and consumer markets including the young adult market. We tailor our wireless services, which include both voice and data offerings, and postpaid and prepaid pricing options, to the needs of these customers.
          Devices
Throughout 2010 we grew our Android®-powered smart phone line-up helping to drive penetration of data centric devices to 35% of post paid subscribers, up from 18% a year ago. As data device availability expands to smaller carriers like ACS, we are well positioned to expand data revenues given our marketing focus on heavy data users and our network reputation as being “built for data.” Enhancing our line-up are wireless devices operating under the Blackberry® and Windows® systems as well as mobile Wi-Fi devices and machine-to-machine devices such as our fleet management service. The devices complement our focus on high quality service and an optimal user experience.
          Technology
Our wireless business strategy relies heavily on high network reliability. We believe that our network’s reliability differentiates us in our market and promotes customer satisfaction. We expect to continue to strategically expand and upgrade our network to provide sufficient capacity, seamless and superior coverage and reliability throughout our coverage areas. We conduct systematic “drive tests” of our network, as well as our competitors’ networks, to compare the number of blocked and dropped calls to our competitors.
Our wireless network platform is Code Division Multiple Access (“CDMA”). We have deployed 3G wireless packet data technology in the form of CDMA Evolution Data Optimized Rev A (“EvDO”) across a substantial portion of our network covering approximately 75% of the state’s population. CDMA in the form of 1xRTT technology is deployed in all of our cell sites. This service enables email, web browsing and other data uses on wireless devices.
          Coverage
Our wireless network is among the most extensive in Alaska covering approximately 85% of Alaska’s population and supporting approximately 120,000 subscribers as of December 31, 2010. Our licenses in the 800-900 MHz (for digital cellular voice and data services), 1800-1900 MHz (all digital PCS voice and data services) and AWS 1710-1735 MHL (for 4G cellular service) spectrum collectively cover virtually all of Alaska. We aim to provide our customers consistent features and high quality service regardless of location. In addition through roaming agreements, we provide our customers a range of services and coverage throughout the contiguous states, Hawaii and Canada.
          Competition
We face strong competition in our wireless business segment. Other wireless providers, including other cellular and PCS operators and resellers, serve each of the markets in which we operate. We compete primarily against two other facilities-based wireless service providers: AT&T Mobility (“AT&T”) and GCI. In 2010, AT&T continued to deploy 3G equipment while experiencing strong iPhone sales and we estimate they have captured approximately 50% of the total wireless market in Alaska. GCI, our primary wireline competitor, operates both a 3G CDMA network (previously marketed under the Alaska Digitel brand) and a 2G Global System for Mobile (“GSM”) network. In 2010, GCI continued the network expansion program it began in 2008.
Verizon Wireless (“Verizon”), our primary roaming partner outside of Alaska and a customer for whom we provide roaming services in Alaska, has acquired a license for 700MHz C-Block wireless spectrum in Alaska.

This will allow it, alone or in partnership with another company, to provide broadband wireless data services directly, potentially adding a third major competitor. Among the factors mitigating the risk arising from Verizon’s entry into Alaska are the potential cost of market entry and the possible benefits that a partnered entry could have to both Verizon and the Company.
We believe our pricing structure is competitive with AT&T. However, GCI competes heavily on price, and currently offers many wireless services at prices lower than we do.
We expect competition for both customers and network usage to intensify as a result of the higher penetration levels, the development and deployment of new technologies, the introduction of new wireless and fixed line products and services, new market entrants, availability of additional spectrum, particularly of the type used by the most popular devices, and regulatory changes. For example, we face increased competition as a result of the use of other high-speed wireless technologies, such as Wi-Fi and WiMAX, which are being deployed or proposed, to meet the growing customer appetite for wireless communications in fixed, nomadic and fully mobile environments.
In addition, many wireless carriers are considering varying, and in many cases, incompatible, technologies to deploy 4G services. In addition, as wireless data proliferates, content is becoming an increasingly significant factor in the appeal of these services. This may give content providers and other participants in the wireless value chain opportunities to compete or support one wireless technology over another, which, in either case, may affect our ability to compete.
Marketing
Our marketing strategy targets customers’ needs, promotes our brand, cross markets, and in some cases, bundles our products. One example of bundling is our Connect / Host / Managesm suite of offerings that combine our business broadband and other communications offerings with our newly launched data hosting services and the information technology products of our partner, TekMate. In general, our marketing efforts are focused on a coordinated program of television, print, radio, signage, Internet and point-of-sale media promotions.
Sales and Distribution Channels
Our sales strategy combines direct and indirect distribution channels in order to increase customer growth while reducing customer acquisition costs.
Our company operated stores are a core component of our distribution strategy. We had 15 company operated stores and kiosks as of December 31, 2010. In addition, our direct channel also includes our re-imaged website and our business sales organization. We expect the website and its on-line ordering capability to become an increasingly important component of our sales effort.
Customer Base
We generate our revenue through a diverse customer base and there is no reliance on a single customer or small group of customers; no customer represented 10% or more of our total revenue in the periods presented in this Annual Report on Form 10-K.
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
Employees
As of January 31, 2011, we employed approximately 834 regular full-time employees, 13 regular part-time employees and 8 temporary employees. Approximately 74% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement with the IBEW, as amended, that governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska expires on December 31, 2012. Management considers employee relations to be generally good, though we do face certain constraints and issues stemming from our collective bargaining agreement.

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
     Overview
The telecommunications services we provide and from which we derive a significant share of our revenue are subject to extensive federal, state and local regulation. Our local exchange carrier (“LEC”) subsidiaries are regulated common carriers. Because they face competition, however, most of our LEC subsidiaries may not be able to realize their allowed rates of return.
     In this section, “Regulation”, we refer to our LEC subsidiaries individually as follows:
•	ACS of Anchorage, Inc. (“ACSA”);

•	ACS of Alaska, Inc. (“ACSAK”);

•	ACS of Fairbanks, Inc. (“ACSF”); and

•	ACS of the Northland, Inc. (“ACSN”).
In establishing rates for regulated services, our LEC subsidiaries first determine their aggregate costs and then allocate those costs between regulated and non-regulated services, then separate the regulated costs between the state and federal jurisdictions and finally among their various interstate and intrastate services. This process is governed primarily by the Federal Communications Commission (“FCC”) rules and regulations. The FCC is considering whether to modify or eliminate the current jurisdictional separations process. This decision could indirectly increase or reduce earnings of carriers subject to jurisdictional separations rules by affecting the way regulated costs are divided between the federal and state jurisdictions if rates in both jurisdictions are not adjusted accordingly. Maximum rates for regulated services are regulated by the FCC for interstate services and by the Regulatory Commission of Alaska (“RCA”) for intrastate services.
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
Local governments often regulate the public rights-of-way necessary to install and operate networks. These local governments may require communications services providers to obtain licenses or franchises regulating their use of public rights-of-way and may require carriers to obtain construction permits and abide by building and land use codes.
     Federal regulation
We must comply with the Communications Act and regulations promulgated there under, which require, among other things, that communications carriers offer interstate services at just, reasonable and non-discriminatory rates and terms. The amendments to the Communications Act added provisions intended to promote competition in local telecommunications services by removing barriers to entry, imposing obligations to offer to competing carriers interconnection and non-discriminatory access to certain facilities and services designated as essential for local competition, making universal service support explicit and portable and to lead to deregulation as markets become more competitive.
          Interconnection with local telephone companies and access to other facilities
In order to ensure access to local facilities and services at reasonable rates, the Communications Act imposes a number of requirements on LECs. Generally, a LEC must: not prohibit or unreasonably restrict the resale of its services; provide for telephone number portability so customers may keep the same telephone number if they switch service providers; ensure that customers are able to route their calls to telecommunications service providers without having to dial additional digits; provide access to their poles, ducts, conduits and rights-of-way on a reasonable, non-discriminatory basis; and, when a call originates on its network, compensate other telephone companies for terminating or transporting the call.
Most incumbent LECs (“ILECs”) have the following additional obligations under the Communications Act: negotiate in good faith with any carrier requesting interconnection; provide interconnection for the transmission and routing of telecommunications at any technically feasible point in its network on just, reasonable and non-discriminatory rates, terms and conditions; provide access to unbundled network elements (“UNEs”), such as local loops and trunks at non-discriminatory, cost-based rates to competing carriers that would be “impaired” without them; offer retail local telephone services to resellers at discounted wholesale rates; provide notice of changes in information needed for another carrier to transmit and route services using its facilities; and provide, at rates, terms and conditions that are just, reasonable, and non-discriminatory, physical collocation, which allows a competitive LEC (“CLEC”) to install and maintain its network termination equipment in an ILEC’s central office, or to obtain functionally equivalent forms of interconnection.
Our ACSN ILEC subsidiary enjoys a statutory exemption as a rural telephone company from the requirements imposed on most ILECs to provide UNEs to a CLEC. The RCA may terminate the exemption if it determines that interconnection is technically feasible, not unduly economically burdensome and consistent with universal service. Although the RCA has not terminated ACSN’s UNE exemption, the RCA granted GCI, subject to certain conditions, approval to provide local exchange telephone service in the Glacier State study area and Sitka exchange of ACSN on its own facilities. Other than the City of Sitka, all other exchanges in the Sitka study area remain non-competitive at this time. New facilities-based local exchange service competition may reduce our revenues and returns.
To implement the interconnection requirements of the Communications Act, the FCC adopted rules requiring, among other provisions, that ILECs price UNEs based on forward-looking economic costs using the total element, long run incremental cost methodology. In September 2003, the FCC began a reexamination of its pricing standard for UNEs and may reconsider other aspects of its UNE rules.
On December 28, 2006, the FCC conditionally and partially granted ACSA forbearance from the obligation to lease UNEs to our competitors at regulated rates. This forbearance was limited to five wire centers within the Anchorage service area of ACSA. Even where relief was granted, however, the FCC has required ACSA to lease loops and sub-loops at commercially negotiated rates, or if there is no commercial agreement, at the rates for these UNEs in Fairbanks. As a result of this decision, on March 15, 2007, ACSA, ACSAK, ACSF and ACSN entered into a five year global interconnection and resale agreement with GCI governing the provision of UNEs and other services.
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
On August 20, 2007, the FCC granted ACSA partial forbearance from certain dominant carrier regulations related to ACSA’s provision of interstate switched access services, subject to a number of conditions. Among other things, ACSA received relief from requirements to base interstate switched access service charges on ACSA’s costs plus an authorized rate of return as well as certain tariffing requirements. The switched access relief was conditioned upon a cap on interstate switched access rates and a cap on USF support received on a per line basis. The FCC denied ACSA’s requested similar forbearance relief with respect to interstate special access services. ACSA and other parties have sought reconsideration of the FCC’s forbearance order. These reconsideration petitions remain pending.
On April 17, 2009, the FCC granted ACS a waiver of certain FCC rules in order that all of the ACS ILECs’ interstate prices may be regulated under price-cap regulation rather than rate-of-return regulation and the ACS ILECs may retain their interstate common line support at the disaggregated per line levels they were receiving in 2008. As a result, the ACS ILECs withdrew from the National Exchange Carrier Association pool for non-traffic sensitive costs. ACS filed a price-cap tariff effective as of July 1, 2009. On June 2, 2010, the FCC granted a petition filed jointly by ACSA, ACSF, and ACSAK for Phase I and Phase II pricing flexibility in the Anchorage, Juneau and Fairbanks areas under the FCC’s pricing flexibility rules. The ACS LECs can now offer flexible pricing arrangements such as volume and term discounts for qualifying services and dedicated transport and special access services free from FCC rate structure and price-cap rules. The ACS LECs successfully demonstrated that competition levels within the service areas were sufficient to justify Phase I and Phase II pricing flexibility.
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
On February 8, 2011, the FCC sought public comment on a number of proposals to change the existing federal regulatory framework for interstate access charges and other forms of inter-carrier compensation. These proposals are intended to update that framework to account for the evolution of advanced telecommunications and broadband networks, technologies, and services, as well as proposed changes to federal universal service support mechanisms. The FCC also proposed measures to address issues with “phantom traffic” (i.e., traffic from which certain call signaling and other information has been stripped so as to preclude effective inter-carrier billing) and “traffic pumping” (i.e., the practice by which some carriers artificially boost traffic at certain times in order to take advantage of regulatory arbitrage opportunities). These proposals may result in the phasing out of interstate and intrastate access charges paid by long distance carriers, and the requirement that carriers such as ACSA, ACSF, ACSAK and ACSN recover those interstate and intrastate costs from a combination of end-user charges and universal service support. We cannot predict what changes the FCC may adopt or when they may adopt them.
          Federal universal service support
The Communications Act requires the FCC to establish a universal service program to ensure that affordable, quality telecommunications services are available to all Americans. The program at the federal level has several components, including one that pays support to LECs serving areas for which the costs of providing basic telephone service are higher than the national average. The Communications Act requires the FCC to make universal service support explicit, expand the types of communications carriers that are required to pay universal support and allow competitive providers including CLECs and wireless carriers to be eligible for universal service support, including where they serve customers formerly served by ILECs.
USF disbursements may be distributed only to carriers that are designated as “eligible telecommunications carriers” (“ETCs”) by a state regulatory commission. All of the ACS ILECs and ACS Wireless, Inc. (“ACSW”) are ETCs in Alaska. In May 2001, the FCC adopted a proposal from the Rural Task Force to reform universal service support for rural areas. As adopted, for an interim period, eligible rural carriers will continue to receive support based on a modified embedded cost mechanism. While the modified embedded cost mechanism remains in place, the FCC has indicated that it will develop a comprehensive plan for high cost support mechanisms for rural telephone companies which may rely on forward-looking costs.
On May 1, 2008, the FCC adopted an interim, emergency cap on the amount of high cost support that competitive ETCs may receive, pending the FCC’s adoption of comprehensive reform. Such support for each state was capped at the level of support that competitive ETCs (“CETCs”) were eligible to receive during March 2008 on an annualized basis. The cap became effective on August 1, 2008 and is expected to constrain growth in the total amount of high cost support available to competitive ETCs.

In its May 1, 2008 Order, the FCC also included an exception from the interim cap for CETCs that serve tribal lands or Alaska Native Regions. All of ACSW’s service area is located in Alaska Native Regions. On March 4, 2009 the FCC adopted an Order clarifying that CETCs electing this exception may receive uncapped support for all eligible lines served in tribal lands and Alaska Native Regions. The practical effect of the Order is to remove the cap on USF support for CETCs on tribal lands and in Alaska. In addition, in March 2010, the FCC modified its rules to allow certain ILEC ETCs that lose lines to increase their local switching support (“LSS”) from the universal service fund.
Under current FCC regulations, the total amount of federal USF available to all ILEC ETCs is subject to a yearly cap. In any year where the cap is reached, the per access line rate at which ILECs can recover USF payments may decrease. In each of the last few years, the cap has effectively decreased USF payments. The FCC has been considering a number of other long-term revisions to the distribution mechanisms for universal service support. For instance, on February 8, 2011, the FCC sought public comment on a series of proposals intended to overhaul the existing framework for federal universal service. Perhaps most significantly, the FCC proposed to transition existing high cost support to a new funding mechanism, which would be known as the Connect America Fund (“CAF”). Unlike existing funding mechanisms, the CAF would provide explicit support for both voice and broadband networks and services. Following the proposed transition, CAF funding in each service area would be limited to a single provider, which would be the lowest bidder for support selected through a “reverse auction” mechanism. The FCC also proposed various other reforms, intended to cap the growth of current funding mechanisms and cut legacy high cost funding in order to then shift the savings toward providing support for broadband (e.g., the elimination of the “identical support” rule that permits competitive carriers, such as ACSW and our wireless competitors, to apply for funding based on the support received by the ILEC).
In October 2010, the FCC sought comment on the proposed creation of a new “Mobility Fund” intended to improve coverage of current generation or next generation mobile voice and Internet services. In addition, members of Congress have indicated that they may seek enactment of legislation addressing universal service reform, including legislation to limit growth of explicit universal service support funds. These and other potential reforms could include an exemption for service providers in Alaska (as well as Hawaii and U.S. Territories)—such exemptions have been proposed in the past—although there is no guarantee that this would be the case. These and other proposed rule changes could reduce our support in the future, reduce the support available to our competitors, or provide for new support, such as for broadband services. We are unable to predict whether and to what extent we would be eligible to receive any federal high cost support under a revised support mechanism.
          Federal universal service contributions
The FCC is currently considering revisions to the current mechanism for funding universal service. Today, our operating subsidiary companies are required to contribute to the federal USF a percentage of their revenue earned from interstate and international services. The FCC is considering whether to replace this funding mechanism with one based on flat-rate, per line contributions; capacity-based contributions; or some combination of these or other proposals. The FCC also has considered whether to adopt contribution requirements for broadband Internet access services. We cannot predict how the outcome of these proceedings may affect our contribution obligations.
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
The FCC requires ILECs that provide interstate long distance services originating from their local exchange service territories to ensure that their long distance affiliates maintain separate books of account and acquire any services from their affiliated ILECs at tariffed rates, terms and conditions.
Under RCA rules and federal law, all of our long distance services are subject to “equal access” rules that require some carriers to advise customers requesting new service of their choices in new providers. The United States Telecom Association (“USTA”) has asked the FCC to waive the federal equal access scripting requirement. The ACS LECs filed comments agreeing with USTA that the Commission should waive the requirement for all small and mid-sized independent local exchange carriers. A decision is pending.

          Broadband and Internet services
We provide broadband Internet access services as an Internet service provider (“ISP”). The FCC has classified such services as information services, which historically have not been subject to many of the regulatory obligations that are imposed on telecommunications services. Additionally, the FCC generally has preempted state and local regulation of information services. The FCC has, however, concluded that broadband Internet access providers must comply with the Communications Assistance for Law Enforcement Act (“CALEA”).
The FCC has imposed particular regulatory obligations on IP-based telephony. The FCC has determined that interconnected voice-over-IP (“VoIP”) providers must comply with: (i) requirements to provide E-911 emergency calling capabilities; (ii) certain disability access requirements; (iii) rules protecting customer proprietary network information (“CPNI”); (iv) local number portability (“LNP”) requirements; (v) regulatory fee obligations; (vi) obligations under CALEA; (vii) the obligation to contribute to USF; and (viii) discontinuance requirements.
In February 2009, Congress enacted the American Recovery and Reinvestment Act, which among other things allocated funding to be used to facilitate the deployment of broadband infrastructure and increase adoption of broadband services. Additional rules and regulations may be extended to the Internet in the future. A variety of proposals are under consideration in federal and state legislative and regulatory bodies. In particular, the FCC recommended a large number of requirements and reforms through the “national broadband plan” that it delivered to Congress in March 2010 as required by the American Recovery and Reinvestment Act ; the FCC may pursue other regulatory initiatives as well. We cannot predict the outcome or the impact of any such pending or future proceedings.
In September 2005, the FCC released a statement of principles favoring customer choice of content and services available over broadband networks, and it pursued one enforcement action against a broadband provider based on the view that its network management practices were inconsistent with these principles. The U.S. Court of Appeals for the District of Columbia (“DC”) Circuit overturned the FCC’s decision in April 2010 on the grounds that the agency exceeded its regulatory authority.
On December 21, 2010, the FCC responded by adopting new rules intended to codify and supplement its 2005 statement of principles. These “net neutrality” rules encompass both wireline and wireless providers, although the rules for mobile wireless providers are less stringent. For wireline providers, the rules: (1) require broadband Internet access service providers to disclose their network management practices and information about performance and terms of use to consumers and third party users, (2) restrict providers from blocking lawful content, applications, services, and devices, and (3) prohibit providers from engaging in unreasonable discrimination in transmitting lawful traffic. Mobile wireless providers must comply with the disclosure requirement noted above, and are prohibited from blocking lawful websites or applications that compete with their own voice and video services. Under these rules, network owners may exercise “reasonable network management” for legitimate network purposes, such as to address congestion, harmful traffic, and network security. The FCC intends to enforce these rules based on case by case complaints. These rules are scheduled to become effective later in 2010, although they could be challenged in court or overturned through a legislative action. We cannot predict the impact of any such actions, or of any new legislation or other regulatory initiatives addressing similar issues, on our results or operations.
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
On August 20, 2007, the FCC granted ACSA forbearance from applying common carrier regulation to certain broadband services sold to larger business customers, subject to a condition that it develop a plan for allocating costs between regulated services and the non-regulated broadband services. This ruling gives us more flexibility in how we offer and price certain broadband services.
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
Federal law preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio services (“CMRS”), which includes personal communications services and cellular services. The FCC does not regulate such rates; however, the FCC imposes a variety of other regulatory requirements on CMRS operators. For example, CMRS operators must be able to transmit 911 calls from any qualified handset without credit check or validation and are required to provide the location of the 911 caller within an increasingly narrow geographic range. CMRS operators are also required to provide 911 service for individuals with speech and hearing disabilities, or TTY service. Consistent with FCC orders, all new ACSW handset activations have been location-capable since January 1, 2006. Further, ACSW met the FCC’s deadline of having 95% of all subscribers using location-capable handsets prior to January 31, 2007.
In March 2008, the U.S. Court of Appeals for the DC Circuit stayed a November 2007 FCC order requiring that wireless carriers meet E-911 location accuracy standards at a smaller geographic level, the serving area of the Public Safety Answering Point (“PSAP”). On July 31, 2008, the FCC asked the Court to remand the case so that it could re-evaluate the rules in response to proposals that it measure E-911 location accuracy compliance at the county level. In September 2010, the FCC modified its rules to require wireless providers to satisfy these location accuracy standards at either a county-based or PSAP-based level; the FCC also sought comment on additional ways to enhance location accuracy for new and existing wireless voice communications technologies. We cannot fully predict the impact of these changes on compliance, especially for smaller and rural carriers, nor can we predict the outcome of the additional proposals in this proceeding or their impact on ACSW.
On November 18, 2009, the FCC established set timeframes for tower site applications reviewed by state and local governments. Under the ruling, if a jurisdiction fails to act on an application within prescribed time periods (90 days for collocations, 150 days for other tower site applications) the applicant may file a claim for relief in court. The court will then decide what action to take based on the facts presented. The FCC also is considering rules relating to data roaming arrangements, by which wireless carriers are able to use their competitors’ networks in areas where they do not offer service. The rules under consideration would govern the amount of discretion a wireless carrier has to deny such an arrangement for data networks. As proposed, the rules could require ACSW to allow competitors to use its more advanced data networks in areas where competitors do not have their own facilities. We cannot predict the full outcome or impact of these rule changes if they are adopted.
          Other federal regulations
We are subject to various other federal regulations and statutes, including those concerning the use of Customer Proprietary Number Information in marketing services. CPNI generally includes information a carrier has regarding the telecommunications services to which its customer subscribes and the customer’s use of those services. The FCC limits the ways in which carriers may use or disclose CPNI and specifies what carriers must do to safeguard CPNI.
Other FCC initiatives that may impact our regulated subsidiaries include implementing capabilities pursuant to CALEA to be used by law enforcement officials in executing court authorized electronic surveillance, access to poles, ducts, conduits and rights-of-way, Truth-in-Billing requirements, Equal Employment Opportunity reporting, hearing aid compatibility requirements, wireless “bill shock” rules (a proposal to require that carriers notify customers when they are about to exceed their monthly usage limits) and anti-slamming rules. We must obtain FCC approval before we transfer control of any of our common carrier subsidiaries or our radio frequency licenses or authorizations, make such an acquisition or discontinue an interstate service. These requirements may impose costs on us and limit our business opportunities.
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
          Interconnection
The Telecommunications Act specifies that resale and UNE rates are to be negotiated among the parties subject to approval by the state regulatory commission or, if the parties fail to reach an agreement, arbitrated by the state regulatory commission. The ACS LECs have entered into interconnection agreements with a number of entities including TelAlaska Long Distance, Inc., GCI, AT&T, Alaska DigiTel, Alaska Wireless Communications, Bandwidth.com, Clearwire Telecommunications Services, Inc. and ACSW. In addition, ACSW has entered into agreements with entities including KPU Telecommunications, Alaska Telephone Company, Arctic Slope Telephone Association Cooperative, Inc., Matanuska Telephone Association, Mukluk Telephone Company, Inc. and the ACS LECs, to provide service in their study areas.
          Competitive local exchange regulations
In August 2005, the RCA adopted regulations addressing a variety of telecommunications related matters including tariff policies, depreciation practices, local competitive market rules and interexchange competitive market rules. The regulations provide for, among other things: initial classification of all ILECs, including our rural properties and ACSA, as dominant carriers; requirements that all carriers, both dominant and non-dominant, offer all retail services for resale at wholesale rates consistent with 47 U.S.C. §251 and 252; and limited dominant carrier pricing flexibility in competitive areas, under which carriers may reduce retail rates, offer new or repackaged services and implement special contracts for retail service upon 30 days’ notice. Rate increases affecting existing services are subject to full cost support showings by the dominant carrier in areas with local competition, but the RCA may demand, and has demanded, cost support even for rate reductions and new or repackaged services in competitive areas.
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
The RCA requires an ILEC to exit the AECA pool and to file separate, individual company access charge tariffs when a competitor enters its service area. These tariffs are based on the ILEC’s most recently approved stand-alone revenue requirement. ACSN was our last ILEC to exit the AECA pool. Prior to ACSN’s formal exit from the pool, AECA administered ACSN’s intrastate access tariff, but ACSN had already implemented a standalone rate. In March 2008, the RCA re-affirmed that it would continue to require ILECs in competitive markets to exit the AECA pool. In June 2008, the RCA accepted ACSN’s stipulation allowing it to fully exit the pool. ACSN now operates under a price-capped individual access tariff.
In August 2010, the RCA adopted new access charge rules. It eliminated long distance carriers’ payment of intrastate carrier common line charges to LECs and required them to gradually reduce their intrastate long distance rates to parity with interstate long distance rates. The carrier common line rate element will now be paid through a new AUSF program and through a phased-in increase to the Network Access Fee (“NAF”). The NAF, a flat fee paid by residential and business customers, would annually increase between $.50 and $.75 per month from its current level of $3.00 per line to $5.75 per month maximum. That RCA order also established formal obligations for Carriers of Last Resort (“COLRs”) and created a new COLR support program paid for through the AUSF. ACSA will not be a COLR or receive COLR support under the new rules. The three other ACS LECs will qualify as COLRs and receive support from the AUSF.
          E-911
In 2007, the Commission adopted standards related to E-911 service for multi-line telephones. The rules do not impose any new obligations on local exchange carriers. The owners of the multi-line telephones, such as hotels or motels, will be responsible for changes in their systems so that 911 callers can be identified more accurately.
          Alaska Universal Service Fund
The AUSF serves as a complement to the federal USF, but must meet federal statutory criteria concerning consistency with federal rules and regulations. Currently, the AUSF supports a portion of certain higher cost carriers’ switching costs, the costs of lifeline service (which supports rates of low income customers) and a portion of the cost of Public Interest Pay Telephones. The RCA has adopted regulations that limit high cost switching support to local companies with access lines of 20,000 or less. This change has eliminated the switching support that our rural ILECs received.
The RCA’s August 2010 access charge order added a new Carrier Common Line (“CCL”) support program. The RCA deferred the issue of expanding the AUSF to support high cost interexchange facilities of long distance carriers for consideration in the future.
          ETC Determinations
The RCA granted GCI’s request that it be designated an ETC in the Anchorage, Fairbanks, Juneau, Eielson, Fort Wainwright and Glacier State areas, all of which are currently served by our subsidiaries. Further, ACSW has been granted ETC status in the MTA, ACSF, ACSA, ACSAK-Juneau, ACSN-Glacier State, Copper Valley , KPU Telecommunications and the Alaska Telephone Company study areas.
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
In August 2008, the RCA adopted regulations governing the state process for obtaining and maintaining an ETC designation that were based in part on the FCC’s minimum ETC requirements. The rules added new requirements for ETCs, including that they must strengthen emergency backup capability, provide detailed plans showing how they will serve the entire service area over time and file periodic reports showing progress on meeting network development plans for each community. The rules will apply to carriers already designated as ETCs as well as new ETCs. An ETC may lose its ETC status or USF support if it fails to follow its network build-out and service commitments.
On October 21, 2010, ACSW filed a petition with the RCA requesting a further seventeen month extension of its waiver of the new rule that it maintain at least eight hours of emergency backup power capability at its cell sites in ETC service areas. The RCA originally granted ACSW a five month waiver in May 2010. ACSW needs additional time to determine its current backup power capabilities at each site through field inspections and implement upgrades where required. We cannot predict the outcome of the proceeding at this time.
          Other RCA Proceedings
ACSN serves approximately 200 customers in very remote parts of Alaska. ACSN has used fixed wireless technology because these customers live in areas difficult to serve via traditional wireline facilities. Several consumers in two remote Southeast locations, South Thorne Bay and Klawock on Prince of Wales Island (PWI), complained to the RCA about the quality of service provided by the time division multiple access (“TDMA”) facilities we used to provide telephone service. The RCA opened a docket to formally investigate the complaints. Two years ago, ACSN upgraded its fixed wireless service from TDMA to CDMA. The RCA subsequently investigated whether the CDMA upgrade addressed customers’ service quality complaints and met state service quality rules. Further, in May 2009, ACSN filed a settlement proposal with the RCA that would extend its wireline network to fixed wireless customers in the Klawock and Thorne Bay subdivisions under line extension terms specified in its existing tariff. Under the proposed settlement and applicable tariff, certain customers would be required to pay line extension fees to defray, in part, our costs attributable to the wireline extension. These customers could also retain their existing fixed wireless service. We cannot predict whether the RCA will approve the proposed settlement; nor can we assure you that we will be able to rely on our tariff to pass-through to our customers the cost of any wireline construction that could be mandated by the RCA.
Website Access to Reports
Our investor relations website Internet address is www.alsk.com. The information on our website is not incorporated by reference in this annual report on Form 10-K. We make available, free of charge, on our investor relations website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”).
Code of Ethics
We post our code of business conduct and ethics entitled “Code of Ethic”, on our corporate website at www.alsk.com. Our code of business conduct and ethics complies with Item 406 of SEC Regulation S-K and the rules of NASDAQ. We intend to disclose any changes to the code that affect the provisions required by Item 406 of Regulation S-K and any waivers of the code of ethics for our executive officers, senior financial officers or directors, on our corporate website.
Item 1A. Risk Factors
We face a variety of risks that may affect our business, financial condition and results of operations, some of which are beyond our control. The risks described below are not the only ones we face and should be considered in addition to the other cautionary statements and risks described elsewhere and the other information contained in this report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. Additional risks and uncertainties not known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed.
Risks Relating to Our Industry
The telecommunications industry in Alaska is extremely competitive and will become even more competitive if and when Verizon enters the market.
The telecommunications industry in Alaska is extremely competitive and will become even more competitive if and when Verizon enters the market. We face increasing competition for a small number of customers from national wireless carriers that have entered or will enter our market. New market entrants will make it more difficult for us to attract and retain customers. We may also lose roaming revenues from carriers that enter the Alaskan market.
     Wireless Competition
We face strong competition from wireless competitors including AT&T and GCI. Our principal wireless competitor, AT&T, is one of the largest wireless service providers in the U.S. AT&T also has more Alaskan customers than we do and we believe that they serve more than 50% of the wireless customers in Alaska. In addition, Verizon Wireless has acquired the 700 MHz C-Block wireless spectrum license covering Alaska. Verizon currently holds no other spectrum in Alaska, and we expect it to use the acquired spectrum to deploy 4G services in Alaska, although we cannot predict when Verizon would choose to deploy the service in Alaska. We cannot predict whether Verizon will build its own facilities in Alaska or provide service through a local partner. If Verizon partners with a local provider that currently competes with us, both Verizon and such local competitor would gain strength in our market.

As large national carriers, both AT&T and Verizon have vastly greater access to financial, technical and other resources than we do. They have greater access to popular devices and greater market power to obtain these devices on more favorable terms than we do. AT&T and Verizon, thus, may be able to offer lower prices, additional products, services, features or other incentives that we cannot match. Larger competitors, such as AT&T and Verizon may also be in a position to respond more quickly to new technologies and be able to undertake more extensive marketing campaigns. Moreover, AT&T and Verizon operate their own nationwide network, whereas we rely on roaming agreements with other carriers to provide coverage outside Alaska, and conversely, provide revenue to us for our coverage in Alaska. Our reliance on these agreements could adversely affect our ability to maintain competitive pricing or roaming revenues, which would have a material adverse effect on our financial results.
     Wireline Competition
Our principal wireline competitor, GCI, is the dominant cable television provider in Alaska. In consumer markets, GCI attempts to use its dominant cable television position by bundling its cable services with competitive telephony services, which are often based on leases of our facilities. We do not offer television service, and thus, are unable to offer competing bundles. In addition, GCI has aggressively deployed cable telephony in order to move its telephone customers off of our network and onto its own cable system. Significant, continued migration of customers would result in a significant reduction of revenue for us. In addition, GCI holds a dominant position in the current long-haul voice and data markets, where it owns and operates two of the four existing undersea fiber optic cables connecting Alaska to the contiguous states and has a number of significant contracts with large carrier customers. GCI competes very aggressively on price in this market to defend its market share. In addition, AT&T has acquired a substantial amount of interstate and intrastate fiber optic capacity from GCI, which may allow it to offer additional competing service from its national platform.
These strong competitive pressures in both our wireless and wireline business segments could have a material adverse effect on our business, operating results, margins and financial condition.
     Device Access
Exclusive Arrangements between wireless device manufacturers and large wireless carriers hamper our ability to procure and sell many popular wireless handsets and other devices.
Our wireless business competes against national and well-funded wireless service providers, most notably, AT&T and in the future, potentially, Verizon. As a smaller carrier, we do not have access to many wireless products and services that AT&T and Verizon can offer. We are precluded from obtaining new wireless devices subject to exclusive agreements with large wireless carriers, such as the iPhone®, which only AT&T and Verizon can offer. Other than AT&T and potentially, Verizon, no other national wireless provider has a presence in our market. Even so, exclusive arrangements for new devices, into which other national carriers enter, make them unavailable to us. Because devices subject to exclusivity agreements may be those most sought after by customers, our inability to sell those devices may harm our ability to stay competitive. Because wireless subscribers are permitted to retain their wireless phone numbers when changing to another wireless carrier within the same geographic area, customers may change carriers simply to obtain a device that we do not offer. Our limited ability to procure certain devices could increase wireless customer churn and may also limit our flexibility to price our services for quality of customer experience, which could have a material adverse effect on our revenue, results of operations and cash flows.
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
Risks Relating to Our Debt
     Substantial Debt
Our substantial debt could adversely affect our financial health, financing options and liquidity position.
We have a substantial amount of debt. As of December 31, 2010, and for the year then ended, we had total debt of $553.3 million and a loss before income tax expense of $0.8 million. Our debt could have important consequences for you as a holder of our common stock. For example, our substantial debt and the related loan covenants could:
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, future business opportunities, our dividend and other general corporate purposes;

•	limit our flexibility to plan, adjust or react to changing economic, market or industry conditions, reduce our ability to withstand competitive pressures and increase our vulnerability to general adverse economic and industry conditions;

•	place us at a competitive disadvantage to many of our competitors who are less leveraged than we are;

•	limit our ability to borrow additional amounts for working capital, capital expenditures, future business opportunities, including strategic acquisitions and other general corporate requirements or hinder us from obtaining such financing on terms favorable to us or at all; or

•	limit our ability to refinance our debt.
The terms of our senior credit facility and the terms of our other debt allows us and our subsidiaries to incur additional debt upon the satisfaction of certain conditions. If new debt is added, the related risks described above would intensify.
Our substantial debt exposes us to adverse changes in interest rates. In the past we have entered into floating-to-fixed interest rate swaps to hedge our exposure to interest rate changes. With the refinancing of our senior debt on October 21, 2010, we terminated the related swaps and entered into replacement swaps that will fix the interest rates on $385.0 million of notional term loan value at 6.47% for the period June 30, 2012 through September 30, 2015. Until that time, while we have partially limited our exposure to interest rate risk by acquiring an interest rate cap that limits the London Interbank Offered Rate (“LIBOR”) to 3.0%, we will be directly exposed to increases in our interest expense any time LIBOR exceeds 1.5% up to a cap of 3.0%. We are also subject to credit risk related to our counterparties on the swaps and the interest rate cap and to interest rate fluctuations on interest generated by our debt in excess of the notional term loans referenced above. For more specific information related to our exposure to changes in interest rates and our use of floating-to-fixed interest rate swaps, please see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”
     Debt-Related Financial Covenants
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

     Our ability to meet the financial ratios is dependent, among other factors, on our achieving targeted results of operations. We may not be able to achieve these targets for a variety of reasons, some of which are beyond our control, including the potential negative impact on our operations that could occur if, and when, Verizon enters the Alaska market. For example, based on our current total leverage, if competition from Verizon and the related loss of roaming revenue (or any other factor or combination of factors) caused the Company’s Adjusted EBITDA, as defined in our senior credit facility, to drop below approximately $107.6 million for any four consecutive quarters, the Company would be required to suspend its dividend. If Adjusted EBITDA dropped below $102.5 million for any four consecutive quarters then the company could be in default (for comparison, Adjusted EBITDA was $126.3 million in 2010). Upon the occurrence of an event of default under our senior credit facility, the lenders could elect to declare all amounts outstanding under our senior credit facility to be immediately due and payable. Such a default or acceleration may allow our other creditors to accelerate our other debt. If the lenders accelerate the payment of the debt under our senior credit facility, our assets may not be sufficient to repay our debts.
     Debt Service Requirements
We require a significant amount of cash to service our debt, pay dividends, fund our growth projects and meet other liquidity needs.
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
We may need to refinance all or a portion of our debt, including the convertible notes, on or before maturity. Our 2010 senior credit facility requires $100.0 million of our currently outstanding convertible notes to be repaid or refinanced by December 19, 2012, to prevent a default event. We may not be able to refinance any of our debt on commercially reasonable terms or at all. If we are unable to refinance our debt or obtain new financing under these circumstances, we would have to consider other options, including:
•	sales of certain assets to meet our debt service requirements;

•	reduce cash available for dividends;

•	sales of equity; and

•	negotiations with our lenders to restructure the applicable debt.
If we are forced to pursue any of the above options our business and the value of our common stock could be adversely affected.
     Convertible Debt Related Risks
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
Risks related to our Business
     AKORN and Northstar Fiber Profitability
We may not successfully operate our AKORN and Northstar fiber facilities that connect Alaska to the contiguous states profitably.

Realization of the anticipated benefits of our redundant interstate investments will depend on our ability to attract significant enterprise customers requiring robust data service capabilities. We will continue to be required to devote significant management attention and resources to sustaining and promoting operations and maintaining support. We will face challenges in our abilities to do the following:
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
     Long-Haul Fiber Competition
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
     Access Lines
We provide services to many customers over access lines, and if we continue to lose access lines, our revenues, earnings and cash flow from operations may decrease.
Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss consistently over the past few years. During the year ended December 31, 2010, the number of access lines we serve declined by 7.1%. We expect to experience net access line loss in our markets for an unforeseen period of time. Our inability to retain access lines would adversely affect our revenues, earnings and cash flow from operations.
     Access Charges and USF Support
Revenues from network access charges may be reduced or lost.
We received approximately 17.6% of our operating revenues for the year ended December 31, 2010 from local exchange network access charges. The amount of revenue that we receive from these access charges is calculated in accordance with requirements set by the FCC and the RCA. Any change in these requirements may reduce our revenues and earnings. Access charges have consistently decreased in past years. We do not receive access revenue related to our competitors’ retail customers that are served by UNEs or by the competitors’ own facilities. To the extent that competitors move customers on to UNEs or off our network entirely, our access revenues will decrease. We do not receive access revenue from VoIP calls and growth of this service will reduce our access revenues.

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
In addition, we have periodically been involved in disputes about interstate access revenues. We cannot assure you that claims alleging excess charges will not be made in the future nor whether we would prevail against such claims.
We may not continue to receive as much USF support as we have in the past.
We receive USF (and equivalent state universal service support) revenues to support our wireline operations in high cost areas. The FCC has proposed new rules requiring competitive carriers to justify support based on some measure of their own costs or on a model and allowing certain ILEC ETCs that lose lines to increase their local switching support from the USF. The FCC also has proposed reforms that could affect the amount of funding for ILECs, including using “reverse auctions” to determine one or more recipients of high cost support in any geographic area based on the lowest bidder for that support and phasing out support for voice services and targeting support to broadband networks. Notably, on February 8, 2011, as part of a request for public comment, the FCC indicated support for the elimination of the “identical support” rule that permits competitive carriers, such as ACSW and our wireless competitors, to apply for funding based on the support received by the incumbent carrier. Should those changes be implemented, the extent of any transition period or any special treatment for carriers located in Alaska is uncertain. In addition, members of Congress have indicated that they may seek enactment of legislation addressing universal service reform, including legislation to limit growth of explicit universal service support funds. These and other proposed rule changes could reduce our support in the future. For more information on this and our regulatory environment, please see “Item 1—Business—Regulation.”
     Roaming Charges
We derive a significant portion of our wireless revenue from roaming charges. This revenue may fluctuate or decline in the future as a result of general economic, contractual and competitive factors.
Approximately 7.8% of our revenue for the year ended December 31, 2010 was derived from roaming charges incurred by other wireless providers whose customers traveled within our coverage areas. The revenue we recognize from these roaming charges may in the future be volatile or decline as a result of a number of factors, many of which are outside our control. These factors include the strength of the Alaskan economy and its primary industries, including tourism, general economic factors affecting commerce between Alaska and other States and countries, unresolved political matters which may affect public and private spending in Alaska and others. For example, our service areas include a number of summer tourist destinations in Alaska. As a result, in these areas, our roaming revenue generally increases during summer months and declines during other periods and depends heavily on the number of tourists who visit Alaskan tourist destinations. In addition, we cannot assure you our roaming agreements with other providers will continue to generate similar roaming revenues. Our agreements with other carriers have varying terms of varying length, including some which are terminable on short notice. In the event these roaming agreements expire or are terminated, we may be unable to renegotiate or replace these agreements on similar or acceptable terms. Failure to obtain acceptable roaming agreements could lead to a significant decline in our revenue and operating income. Lastly, changes in the network footprints of our roaming partners, or those of our competitors who are able to provide roaming coverage in our service areas, could have a material adverse effect on us. For example, if Verizon enters the Alaska market, we estimate we could potentially lose up to 90% of our roaming revenue and we may also lose roaming revenue from other partners if they moved their roaming relationship to Verizon or if we retained the relationship, but the presence of Verizon, coupled with our other competitors, pushed down market rates for roaming charges.
     Economic Conditions
The successful operation and growth of our businesses depends heavily on economic conditions in Alaska.
The vast majority of our customers and operations are located in Alaska. Due to our geographical concentration, the successful operation and growth of our businesses depends on economic conditions in Alaska. The Alaskan economy, in turn, depends upon many factors, including:
•	the strength of the natural resources industries, particularly oil production and prices;

•	the strength of the Alaskan tourism industry;

•	the level of government and military spending; and

•	the continued growth of services industries.
The customer base for telecommunications services in Alaska is small and geographically concentrated. According to the Alaska Department of Labor and Workforce Development estimates, the population of Alaska is approximately 710,231 as of April 31, 2010, approximately 60% of whom live in Anchorage, Fairbanks and Juneau. Alaska’s economy is heavily dependent on investment by oil companies and state tax revenues correlate with the price of oil. During 2010, the price of crude oil continued to exhibit significant volatility. We do not know what the long-term effect on the Alaskan economy will be or if it will even be stable.
     Pension and Deferred Compensation Plans
We may incur substantial and unexpected liabilities arising out of our pension and deferred compensation plans.
Our post-retirement benefits, pension, and deferred compensation plans could result in substantial liabilities on our balance sheet. These plans and activities have and will generate substantial cash requirements for us and these requirements may increase beyond our expectations in future years based on changing market conditions. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns and the market value of plan assets can affect the funded status of our defined benefit pension, other post-retirement and post-employment benefit plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. In the future, we may be required to make additional contributions to our defined benefit plan. Plan liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements.
In addition, on behalf of substantially all of our employees, we participate in the Alaska Electrical Pension Fund (the “AEPF”). The AEPF is a multi-employer pension plan to which we make fixed, per employee contributions through our collective bargaining agreement with the IBEW, which covers our IBEW represented workforce, and a special agreement, which covers most of our non-represented workforce. Because our contribution requirements are fixed, we cannot easily adjust our annual plan contributions to address our own financial circumstances. Further, because we do not control the AEPF, we are not aware at all times whether the plan is fully funded. In general, if a funding shortfall in the AEPF exists, we incur a contingent withdrawal liability. Our contingent withdrawal liability is an amount based on our pro-rata share among AEPF participants of the value of the funding shortfall. This contingent liability becomes due and payable by us if we terminate our participation in the AEPF. Moreover, if another participant in the AEPF goes bankrupt, we would become liable for a pro-rata share of the bankrupt participant’s vested, but unpaid, liability for accrued benefits for that participant’s employees. This could result in a substantial unexpected contribution requirement and making such a contribution could have a material adverse effect on our cash position and other financial results. These sources of potential liability are difficult to predict.
     Regulations
New governmental regulations may impose obligations on us to upgrade our existing technology or adopt new technology that may require additional capital and we may not be able to comply in a timely manner with these new regulations.
Our markets are heavily regulated. We cannot predict the extent the government will impose new unfunded mandates on us. Such mandates have included those related to emergency location, providing access to hearing-impaired customers, law enforcement assistance and local number portability. Each of these government mandates has imposed new requirements for capital that we could not have predicted with any precision. Along with these obligations, the FCC has imposed deadlines for compliance with these mandates. We may not be able to provide services that comply with these mandates in time to meet the imposed deadlines. Further, we cannot predict whether other mandates from the FCC or other regulatory authorities, will occur in the future or the demands they may place on our capital expenditures. For more information on our regulatory environment and the risks it presents to us, see “Item 1 — Business — Regulation”.

     Labor
Labor costs and the terms of our principal collective bargaining agreement may hurt our ability to remain competitive, which could cause our financial performance to suffer.
Labor costs are a significant component of our expenses and approximately 74% of our workforce is represented by the IBEW. As a result of our collective bargaining agreement with the IBEW, we may experience pressure to increase wages and benefits for our employees. We believe our labor costs are higher than our competitors who employ a non-unionized workforce. In addition, we may make strategic and operational decisions that require the consent of the IBEW. The IBEW may not provide consent when we need it, or it may require additional wages, benefits or other consideration be paid in return for its consent.
Our primary in-state competitor, GCI, does not use union labor and pays lower compensation than we do. We cannot assure you that our labor costs will ever become competitive.
In addition, the IBEW has brought and may continue to bring grievances to binding arbitration. The IBEW may also bring court actions and may seek to compel us to engage in the bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues could create additional costs that we did not anticipate.
     Key Members of Senior Management
We depend on key members of our senior management team.
Our success depends largely on the skills, experience and performance of key members of our senior management team as well as our ability to attract and retain other highly qualified management and technical personnel. There is intense competition for qualified personnel in our industry and we may not be able to attract and retain the personnel necessary for the development of our business. Our remote location also presents a challenge to us in attracting new talent. If we lose one or more of our key employees, our ability to successfully implement our business plan could be materially adversely affected. We do not maintain any “key person” insurance on any of our personnel.
     Vendors
We rely on a limited number of key suppliers and vendors for timely supply of equipment and services for our network infrastructure and customer support services. If these suppliers or vendors experience problems or favor our competitors, we could fail to obtain the equipment and services we require to operate our business successfully.
We depend on a limited number of suppliers and vendors for equipment and services for our network and certain customer services. If suppliers of our equipment or providers of services on which we rely experience financial difficulties, service or billing interruptions, patent litigation or other problems, subscriber growth and our operating results could suffer.
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
     Network / E-911 Failure
A failure of our network could cause significant delays or interruptions of service, which could cause us to lose customers.
To be successful, we will need to continue to provide our customers reliable service over our network. Our network and infrastructure are constantly at risk of physical damage to access lines or other facilities as a result of human, natural or other factors. These factors may include pandemics, acts of terrorism, sabotage, natural disasters, power surges or outages, software defects, contractor or vendor failures, labor disputes and other disruptions that may be beyond our control. Should we experience a prolonged system failure or a significant service interruption, our customers may choose a different provider and our reputation may be damaged. Further, we may not have adequate insurance coverage, which would result in unexpected expense. Notably, similar to other undersea fiber optic cable operators, we do not carry insurance that would cover the cost of repair of our undersea cables and, thus, we would bear the full cost of any necessary repairs.
A failure of enhanced emergency calling services associated with our network may harm our business.
We provide E-911 service to our customers where such service is available. We also contract from time to time with municipalities to upgrade their public safety answering points such that those facilitates become capable of receiving our transmission of a 911 caller’s location information and telephone number. If the emergency call center is unable to process such information, the caller is provided only basic 911 services. In these instances, the emergency caller may be required to verbally advise the operator of such caller’s location at the time of the call. Any inability of the answering point to automatically recognize the caller’s location or telephone number, whether or not it occurs as a result of our network operations, may cause us to incur liability or cause our reputation or financial results to suffer.
     Wireless Devices
Wireless devices may pose health and safety risks and driving while using a wireless phone may be prohibited; as a result, demand for our services may decrease.
Media reports have suggested that, and studies have been undertaken to determine whether, certain radio frequency emissions from wireless handsets and cell sites may be linked to various health concerns, including cancer. Further, radio frequency emissions may interfere with various electronic medical devices, including hearing aids and pacemakers. If consumers’ health concerns over radio frequency emission increase, they may be discouraged from using wireless handsets. In addition, studies have indicated that using wireless devices while driving may impair a driver’s attention. Regulators may impose or increase restrictions on the location and operation of cell sites or increase regulation on the use of handsets, and wireless providers may be exposed to litigation. Our fleet management service allows for the remote starting of vehicles. In certain situations this could result in injuries or damages for which we may be exposed to litigation. New government regulations in any of these matters may adversely affect our results of operations.
     Future Acquisitions
Future acquisitions could result in operating and financial difficulties.
Our future growth may depend, in part, on acquisitions. To the extent that we grow through acquisitions, we will face the operational and financial risks that commonly accompany that strategy. We would also face operational risks, such as failing to assimilate the operations and personnel of the acquired businesses, disrupting their ongoing businesses, increasing complexity of our business, impairing management resources and their relationships with employees and customers as a result of changes in their ownership and management. Further, the evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business, may divert management time and other resources. Some acquisitions may not be successful and their performance may result in the impairment of their carrying value. Certain financial and operational risks related to acquisitions that may have a material impact on our business are:
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

Risks related to the On-going IRS Audit
We are subject to a significant ongoing IRS audit, which could, in the event we prove unable to effectively enforce the indemnification obligations of third parties, require us to pay significant amounts.
As discussed in the section entitled “Legal Proceedings” in Item 3 of this Report, the Internal Revenue Service (the “Service”) issued a Notice of Proposed Adjustment (“NOPA”) on April 19, 2010 with respect to the 2006, 2007 and 2008 taxable years of Crest. In that notice, the Service asserts that advances made to entities which Crest acquired out of bankruptcy in 2002 should be characterized as debt for tax purposes. Crest had characterized the advances as equity for tax purposes. The Service asserts that debt characterization resulted in cancellation of indebtedness income. On November 2, 2010, the Service issued a revised Notice of Proposed Adjustment in which it continues to assert that the advances referenced above are debt for tax purposes and seeks to impose penalties in respect of the asserted income tax deficiencies. In addition, the revised notice asserts that the method employed by the same entities acquired by Crest to determine cost of goods sold related to the sales of indefeasible rights of use was unreasonable and that the entities inappropriately depreciated basis in “dark fiber”. Should the appeals process fail to overturn the proposed adjustments; should we be unable to preserve the corporate structure of the Crest subsidiaries; and should we prove unable to effectively enforce the indemnification provisions in the Stock Purchase Agreement (“SPA”), this could have a material effect on our consolidated financial position, results of operations and cash flows.
Risks related to our Common Stock
     Dividends
You may not receive the level of dividends provided for in our dividend policy or any dividends at all.
We are not obligated to pay dividends. Our Board of Directors may decide not to pay dividends at any time and for any reason. We might not generate sufficient cash from operations in the future to pay dividends on our common stock in the intended amounts or at all. If our cash flows from operations for future periods were to fall below our minimum expectations, we would need either to reduce or eliminate dividends or, to the extent permitted under the terms of our senior credit facility or any future agreement governing our debt, fund a portion of our dividends with borrowings or from other sources. Future dividends, if any, will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, business opportunities, any competitive or technological developments, our increased need to make capital expenditures, provisions of applicable law and other factors that our Board of Directors may deem relevant. For example, if Verizon enters our markets, the results of its presence could, over time, significantly reduce our cash available for dividends, both through reduction of our customer and roaming revenues and through the need for us to devote additional cash toward capital expenditures to attempt to remain competitive and/or pay down debt to maintain debt covenant compliance. Should we reduce or eliminate dividends, the market price of our common stock may decline.
     Volatility
Continued volatility in the price of our common stock would negatively affect us and our stockholders.
The trading price of our common stock was volatile during 2010 in response to a number of factors, many of which are beyond our control, including actual or anticipated variations in quarterly financial results, actual or anticipated variations in our dividend policy, changes in financial expectations by securities analysts and announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments. In addition, our financial results or dividend payments may be below the expectations of securities analysts and investors. Broad market and industry factors have also negatively affected the price of our common stock regardless of our operating performance and we do not know how long these adverse market conditions will continue. Future volatility in our stock price could materially adversely affect the trading market and prices for our common stock as well as our ability to issue additional securities or to secure additional financing.
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
Our principal properties do not lend themselves to simple description by character and location. The components of our gross investment in property, plant and equipment consisted of the following as of December 31, 2010 and 2009:

	2010	2009
Land, buildings and support assets	$247,568	$246,518
Central office switching and transmission	366,154	361,784
Outside plant cable and wire facilities	678,178	669,572
Wireless switching and transmission	100,352	104,536
Other	4,026	3,991
Construction work in progress	20,440	27,357

	$1,416,718	$1,413,758

Our property, plant and equipment are used in each of our wireline and wireless business segments and we allocate assets to our segments.
Land, buildings and support assets consist of land, land improvements, cellular towers, central office and certain administrative office buildings as well as general purpose computers, office equipment, vehicles and other general support equipment. Central office switching and transmission and wireless switching and transmission consist primarily of switches, routers and transmission electronics for our regulated and wireless entities, respectively. Outside plant and cable and wire facilities include primarily conduit and cable. We own substantially all of our telecommunications equipment required for our business. However, we lease certain facilities and equipment under various capital and operating lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets.
We own and lease office facilities and related equipment for executive headquarters, administrative personnel, central office buildings and operations in locations throughout Alaska and Oregon. Our principal executive and administrative offices are located in Anchorage, Alaska. We believe we have appropriate easements, rights-of-way and other arrangements for the accommodation of our pole lines, underground conduits, aerial, underground and undersea cables and wires and wireless towers and antennas. However, these properties do not lend themselves to simple description by character and location.
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
We have insurance to cover losses incurred in the ordinary course of business, including excess general liability, property coverage including business interruption, director and officers and excess employment practices liability, excess auto, crime, fiduciary and non-owned aircraft insurance in amounts typical of similar operators in our industry and with reputable insurance providers. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial limits of coverage against “all risks” of loss including fire, windstorm, flood, earthquake and other perils not specifically excluded by the terms of the policies. As is typical in the communications industry, we are self-insured for damage or loss to certain of our transmission facilities, including our buried, undersea and above ground transmission lines. We self-insure with respect to employee health insurance and workers’ compensation, primary general liability, primary auto liability and primary employment practices liability subject to stop-loss insurance with insurance carriers that caps our liability at specified limits. We believe our insurance coverage is adequate; however, if we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial position, results of operations or liquidity may be adversely affected.
Substantially all of our assets (including those of our subsidiaries) have been pledged as collateral for our senior credit facility.

Item 3. Legal Proceedings
We are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business, including various legal proceedings involving regulatory matters described under “Item 1—Business—Regulation”. We have recorded litigation reserves of $1.0 million as of December 31, 2010 against certain current claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
On April 19, 2010, the Service issued a Notice of Proposed Adjustment with respect to the 2006, 2007 and 2008 taxable years of Crest, which we acquired on October 30, 2008. Crest had acquired certain entities out of bankruptcy in 2002. The original majority stockholder of these entities, an Australian insurance company, AMP, had made certain advances to the entities. These entities entered into bankruptcy in 2001 and the bankruptcy court approved a plan which effectively subordinated these advances to all other creditors. Upon acquiring the entities in 2002, Crest characterized the advances as equity for tax purposes. The Service asserted that characterization of the AMP advances as equity was incorrect and that Crest had additional income due to the cancellation of debt.
On November 2, 2010, the Service issued revised Notices of Proposed Adjustments (“Revised NOPAs”) in which it continues to assert that the advances referenced above are debt for tax purposes and seeks to impose penalties in respect of the asserted income tax deficiencies. In addition, the Revised NOPAs assert that the method employed by the same entities acquired by Crest to determine cost of goods sold related to the sales of indefeasible rights of use (“IRUs”) was unreasonable as well as the entities inappropriately depreciated tax basis in unlit fiber pairs. The cancellation of indebtedness income at the amounts set out in the Revised NOPAs, including issues surrounding IRU sales and the depreciation of unlit fiber pairs, could result in a charge to income tax expense of approximately $89.8 million, $50.4 million of which would be a result of additional taxes payable and $39.4 million of which would be a result of the reduction in recognized deferred tax assets.
On December 17, 2010, we filed a response to the Revised NOPAs in which we objected to the proposed adjustments set forth. On January 6, 2011, the Service requested additional factual information relating to the IRUs. We responded to these requests on January 27, 2011.
We believe there are errors within the adjustments asserted by the Service. If the Service accepts the corrections we believe are appropriate, but still prevails on the underlying debt versus equity issue, the result is expected to be a receivable from the IRS for the overpayment of Alternative Minimum Tax of $2.8 million, a charge to income tax expense of approximately $29.7 million, and a net reduction in recognized deferred tax assets. We are unable to say it is more likely than not it will prevail on the underlying debt versus equity issue, but we believe it is more likely than not that we will prevail on the other issues contained in the NOPAs. Therefore, in the second quarter of 2010, in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”), we recorded $29.7 million in additional income tax expense, and $2.8 million receivable pending resolution with the IRS.
The additional income tax expense of $29.7 million is made up of two components: the first representing $11.0 million for the tax effect of losing net operating losses (“NOLs”) while the remaining $18.7 million represents a deferred tax liability for the difference in outside basis in certain Crest subsidiaries. Through enforcing indemnification rights, preserving the corporate structure of the Crest subsidiaries and other proactive steps, it should be possible to mitigate most or all of the cash impact of the $18.7 million deferred tax liability for as long as the Company remains a going concern. ASC 740 requires recognition of a deferred tax liability for outside basis differences. An outside basis difference represents the amount by which the book basis of an investment in a domestic subsidiary for financial reporting purposes exceeds the tax basis in such subsidiary. For certain Crest subsidiaries, the cancellation of debt created a difference in outside basis that we cannot recover in a tax-free manner and as such, a deferred liability was established.
The SPA underlying our acquisition of Crest provides for indemnification for the Company by the former stockholders (“Selling Stockholders”) of Crest. This indemnity was entered into with the intent to mitigate the impact our potential tax exposure to items such as those raised by the NOPAs. We and the selling stockholders intend to contest all issues raised by the NOPAs through various avenues of appeal. However, should the appeals process fail to overturn the NOPAs, should we be unable to preserve the corporate structure of the Crest subsidiaries and should we prove unable to effectively enforce the indemnification provisions in the SPA, this could have a material effect on our consolidated financial position, results of operations and cash flows.

For an additional discussion of certain risks associated with legal proceedings, see “Risk Factors” in Item 1A of this Report.
Item 4. (Removed and Reserved)
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock is traded on the NASDAQ Global Select Market under the symbol ‘ALSK’. The following table presents, for the periods indicated, the high and low sales prices of our common stock as reported by NASDAQ.

2010 Quarters	High	Low
4th	$11.65	$9.76
3rd	$10.62	$8.40
2nd	$9.22	$7.58
1st	$8.69	$6.77

2009 Quarters	High	Low
4th	$9.17	$6.53
3rd	$9.41	$6.22
2nd	$7.72	$5.61
1st	$9.85	$4.92
As of February 15, 2011, there were 44.7 million shares of our common stock issued and outstanding and approximately 531 record holders of our common stock. Because brokers and other institutions hold many of our shares of existing common stock on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
On October 28, 2004, we announced the adoption of a dividend policy by our Board of Directors and declared our first quarterly dividend. The following table summarizes all of the dividends paid from that date forward:

Dividend		Dividend			per
Number	Announcement Date	Date	Record Date	Payment Date	Share
1	10/28/2004	12/29/2004	12/31/2004	1/19/2005	$0.185
2	3/21/2005	3/29/2005	3/31/2005	4/19/2005	$0.200
3	6/14/2005	6/28/2005	6/30/2005	7/20/2005	$0.200
4	9/16/2005	9/28/2005	9/30/2005	10/19/2005	$0.200
5	11/29/2005	12/28/2005	12/30/2005	1/18/2006	$0.200
6	2/23/2006	3/29/2006	3/31/2006	4/19/2006	$0.215
7	6/21/2006	6/28/2006	6/30/2006	7/19/2006	$0.215
8	9/15/2006	9/27/2006	9/29/2006	10/18/2006	$0.215
9	12/19/2006	12/27/2006	12/29/2006	1/17/2007	$0.215
10	3/21/2007	3/28/2007	3/30/2007	4/18/2007	$0.215
11	6/20/2007	6/27/2007	6/29/2007	7/18/2007	$0.215
12	9/18/2007	9/26/2007	9/28/2007	10/17/2007	$0.215
13	12/17/2007	12/27/2007	12/31/2007	1/17/2008	$0.215
14	3/14/2008	3/27/2008	3/31/2008	4/16/2008	$0.215
15	6/13/2008	6/26/2008	6/30/2008	7/16/2008	$0.215
16	9/15/2008	9/26/2008	9/30/2008	10/15/2008	$0.215
17	12/16/2008	12/29/2008	12/31/2008	1/21/2009	$0.215
18	3/20/2009	3/27/2009	3/31/2009	4/15/2009	$0.215
19	6/16/2009	6/26/2009	6/30/2009	7/15/2009	$0.215
20	9/21/2009	9/28/2009	9/30/2009	10/21/2009	$0.215
21	12/15/2009	12/29/2009	12/31/2009	1/20/2010	$0.215
22	3/22/2010	3/29/2010	3/31/2010	4/21/2010	$0.215
23	6/14/2010	6/28/2010	6/30/2010	7/21/2010	$0.215
24	9/21/2010	9/28/2010	9/30/2010	10/20/2010	$0.215
25	12/16/2010	12/29/2010	12/31/2010	1/19/2011	$0.215

Based on approximately 44.7 million shares outstanding on February 15, 2011 and an assumed dividend of $0.86 per share per annum, dividends payable during 2011 would be approximately $38.5 million.
Our ability to make dividend payments in the future will depend on future competitive market and economic conditions and on financial, business, regulatory and other factors, many of which are beyond our control. Accordingly, our Board of Directors may modify or revoke this policy at any time. Thus, you may not receive any dividends.
Factors that may affect our dividend policy are:
•	we are a holding company and rely on dividends, interest and other payments, advances and transfer of funds from our subsidiaries to meet our debt service and pay dividends;

•	we may not have enough cash to pay dividends due to changes in our operating earnings, working capital requirements and anticipated cash needs;

•	nothing requires us to declare or pay dividends;

•	while the dividend policy adopted by our Board of Directors reflects an intention to distribute a substantial portion of our cash generated by our business in excess of operating needs, interest and principal payments on debt and capital expenditures to pay dividends, our board could modify or revoke this policy at any time;

•	even if our dividend policy is not modified or revoked, the actual amount of dividends distributed under the policy and the decision to make any distribution will remain, at all times, entirely at the discretion of our Board of Directors;

•	the amount of dividends that we may distribute will be limited by restricted payment and leverage covenants in our senior credit facility and potentially, the terms of any future debt that we may incur;

•	the amount of dividends that we may distribute is subject to restrictions under Delaware law; and

•	our stockholders have no contractual or other legal right to dividends.
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
Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in Part IV, Item 15 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report. We derived the selected consolidated financial data as of December 31, 2010, 2009, 2008, 2007 and 2006 and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 from our audited consolidated financial statements, and accompanying notes, included in Part IV, Item 15 of this report.

(in thousands/except per share amounts)	2010	2009	2008	2007	2006
Operating Data:
Operating revenues	$341,524	$346,040	$349,682	$348,790	$319,331
Net income (loss)	(30,688)	33,777	(11,674)	144,050	11,978

Income (loss) per share — basic	$(0.69)	$0.77	$(0.27)	$3.37	$0.28
Income (loss) per share — diluted	$(0.69)	$0.77	$(0.27)	$3.26	$0.28
Cash dividends per share	$0.86	$0.86	$0.86	$0.86	$0.86

Balance Sheet Data (end of period):
Total assets	$620,615	$675,298	$751,028	$664,781	$556,216
Long-term debt, including current portion	553,309	539,350	539,641	432,996	438,213

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes and the other financial information included elsewhere in this Form 10-K.
Important Changes to Presentation
In the quarter ended March 31, 2010, we identified a cumulative adjustment which reduced wireline revenue by $5.8 million and wireline income tax expense of $2.4 million over a five year period beginning January 1, 2005. The adjustment was determined to be an immaterial error in the calculation of a regulatory liability payable to the Universal Service Administration Company (“USAC”) for high cost loop support, and the related income tax expense. We concluded that these errors were not material to any of its prior period financial statements under the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99 Materiality. Although the errors were and continue to be immaterial to prior periods, because of the significance of the out of period correction in the first quarter of 2010, we applied the guidance of SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, and revised its prior period financial statements. In addition to an increase of $3.1 million in the Company’s accumulated deficit on December 31, 2008, the schedules that follow recast the immaterial error to reflect the balances as if they had been recorded in the proper periods.
The following schedule presents a reconciliation of the effects of the adjustments made to our previously reported balance sheet line items for December 31, 2009:

	December 31, 2009
(in thousands)	As Reported	Adj	As Revised
Noncurrent deferred income taxes	$111,625	$2,369	$113,994
Total assets	672,929	2,369	675,298
Accounts payable, accrued and other current liabilities	62,887	5,764	68,651
Total current liabilities	73,031	5,764	78,795
Total liabilities	639,494	5,764	645,258
Accumulated deficit	(154,077)	(3,395)	(157,472)
Total stockholders’ equity	33,435	(3,395)	30,040
Total liabilities and stockholders’ equity	672,929	2,369	675,298
The following schedule presents a reconciliation of the effects of the adjustments made to our previously reported annual consolidated statements of operations for the twelve months ended December 31, 2009 and 2008, respectively:

	Twelve Months ended
	December 31, 2009			December 31, 2008
(in thousands)	As Reported	Adj	As Revised	As Reported	Adj	As Revised
Operating revenues	$346,508	$(468)	$346,040	$351,138	$(1,456)	$349,682
Operating income	33,045	(468)	32,577	14,830	(1,456)	13,374
Income (loss) before income tax (benefit) expense	(5,275)	(468)	(5,743)	(17,792)	(1,456)	(19,248)
Income tax benefit (expense)	1,982	192	2,174	6,975	599	7,574
Income (loss) before extraordinary item, net of taxes	(3,293)	(276)	(3,569)	(10,817)	(857)	(11,674)
Net income (loss)	34,053	(276)	33,777	(10,817)	(857)	(11,674)

The following schedule presents a reconciliation of the effects of the adjustments made to our previously reported consolidated statements of cash flows for the twelve months ended December 31, 2009 and 2008, respectively:

	Twelve Months ended
	December 31, 2009			December 31, 2008
(in thousands)	As Reported	Adj	As Revised	As Reported	Adj	As Revised
Net income	$34,053	$(276)	$33,777	$(10,817)	$(857)	$(11,674)
Deferred income taxes	(1,982)	(192)	(2,174)	(6,918)	(599)	(7,517)
Changes in operating assets and liabilities	(2,279)	468	(1,811)	(10,385)	1,456	(8,929)
Additionally, on July 1, 2009, our incumbent local exchange carrier operations discontinued accounting for regulated enterprises as prescribed by ASC Topic 980 Regulated Operations (“ASC 980”) and reassessed certain other related practices. As a result, we were required to:
•	recognize an “extraordinary item” as a result of the extinguishment of all our jurisdictional assets and liabilities net of the liability representing our asset retirement obligation in accordance with ASC Topic 410 — Asset Retirement and Environmental Obligations (“ASC 410”);

•	eliminate all intercompany transactions;

•	reclassify bad debt expense as a component of Selling, General and Administrative (“SG&A”); and

•	make certain other reclassifications in the Consolidated Statement of Operations to separate operating expenses into cost of services and sales and SG&A.
The discussion that follows in this “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations”, unless otherwise specifically indicated, takes these foregoing changes into account.
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
We have also responded to the difficult market conditions experienced throughout the fiscal years ended December 31, 2009 and 2010 in the U.S. as a whole. During that time, our management developed and executed a cost reduction plan designed to aggressively reduce costs while seeking to reallocate resources to growth areas of our business.

Strategy
Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on the following strategic imperatives:
     Emphasis on Top-Line Growth
We emphasize revenue growth as well as growth in net cash provided by operating activities. We devote more resources to higher growth markets such as wireline broadband connections, including our long-haul fiber optic cables connecting our network to the contiguous states, as well as expanded strategic services to business markets and wireless broadband, rather than to the traditional wireline voice market.
     Investment with Discipline
We focus on gaining market share in those markets that contain high revenue producing customers. In our wireline business, we focus on deploying and selling broadband connections to enterprise customers in each market covered by our network. We have targeted investment in deploying high-speed fiber conductivity in and between Alaska’s urban centers. We invested heavily in interstate capacity through our acquisition of Crest and construction of AKORN. We have increasingly targeted carrier voice and customers with demand for sophisticated data solutions. Revenues from these customers grew 7.1% compared with last year, primarily driven by sales of advanced IP services and increases in revenues from agreements with carriers to terminate their Alaskan long distance traffic. We have directed resources towards offering wireless plans that encourage customer adoption of data services, large monthly minute postpaid plans and unlimited postpaid plans. By directing resources carefully, we seek to distinguish ourselves from our competitors in a cost effective way.
     Grow our Connect / Host / Managesm Offerings
We seek to drive increased enterprise sales both inside and outside of the state with our extensive Alaskan network, the development of our data hosting and server collocations products and our 49% investment in TekMate. Ultimately, this strategy is aimed to develop both geographic and line of business expansion.
     Continuous Enhancement of Products and Services
We intend to continue to introduce new services that draw upon our core competencies and that we believe will be attractive to our target customers. In considering new services, we look for market opportunities that we believe present significant growth opportunities, such as our investments in our AKORN and Northstar cable systems and our first-to-market deployment of 3G services. We also plan to selectively pursue acquisitions that will enable us to broaden our service offerings.
     Process Improvement to Achieve Operational Excellence
While focusing resources on revenue growth and market share gains, we continually challenge our management team and employees at all levels to lower expenses and enhance the customer experience. We have made certain investments in web based sales and service capabilities in 2010 and we expect to maintain our focus on (a) building necessary infrastructure and (b) front-line employee driven process improvement aimed at excellence in customer experience.
     Pay for Performance
We embrace a culture of urgency and accountability. We establish goals for all of our employees that are tied to the imperatives described above. We seek to provide our non-represented employees cash incentives and equity compensation that are tied to these goals. We design executive compensation programs carefully to align executives’ and stockholders’ long-term interests.
     Careful Cash Flow Management
We aim to create value for our shareholders by carefully investing cash flows generated by the business in specific opportunities and transactions that support these imperatives. In addition, we use our cash flows to maintain and grow our dividend payout to shareholders. In light of continued uncertainty in the U.S. credit markets, our Board of Directors has continued to maintain our current $0.86 per share annual dividend policy. Under this policy, we returned $38.4 million in cash dividends to our stockholders during 2010.

Revenue Sources by Segment
     Wireline
Revenue from our wireline business services is generated from enterprise, retail and wholesale customer segments as well as from the provision of network access services to interexchange and wireless carriers.
          Enterprise
We generate enterprise revenue from:
•	multi-site business customers and state and federal governments by providing connectivity, hosting and collocation services; and advanced network services; and

•	other carriers by providing capacity and transport services; and local and long distance private line and data services.
          Retail
We generate revenue from retail residential and business customers primarily from:
•	basic local telephone service including features to customers within our service areas;

•	ISP services including DSL and dial up;

•	long distance services; and

•	CPE sales to business customers.
The number of local telephone customers we serve continues to steadily decline. We expect this trend to continue.
     The table below sets forth subscriber numbers as of December 31, 2010, 2009 and 2008:

	As of December 31
	2010	2009	2008
Local telephone	156,653	163,914	174,524
Annual growth rate	-4.4%	-6.1%	-6.0%
DSL	45,698	46,612	47,648
Annual growth rate	-2.0%	-2.2%	0.3%
Dial up	4,262	5,565	6,741
Annual growth rate	-23.4%	-17.4%	-26.1%
Long distance	59,166	61,469	64,252
Annual growth rate	-3.7%	-4.3%	-1.5%
          Wholesale Business
     We generate revenue from wholesale customers primarily from:
•	providing competitive local service to CLECs on either a wholesale or UNE basis as prescribed under the Telecommunications Act;

•	carrier billing and collection services; and

•	providing carriers with access to space and power at our central office locations.
The number of telephone lines we serve on a wholesale basis has continued to decline. The rate of wholesale line loss has generally outpaced the rate of retail line loss and has accelerated since 2005. This accelerated decline is primarily a result of a specific CLEC customer migrating its customers onto its own cable telephony plant. The table below sets forth subscriber numbers as of December 31, 2010, 2009 and 2008:

	As of December 31
	2010	2009	2008
UNE and resale local	15,780	21,625	26,844
Annual growth rate	-27.0%	-19.4%	-34.0%

          Network Access Business
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
     Wireless
Our business provides wireless voice, data and other value-added services across our owned and operated network in Alaska and across the contiguous states, Hawaii and Canada with our roaming partners. We generate wireless revenue primarily from:
•	sale of pre-paid and post-paid wireless voice plans to our Alaskan subscribers;

•	sale of value-added feature services, including data, to our Alaskan subscribers;

•	equipment sales;

•	providing the contiguous states and Canadian carriers with roaming access to our network for their subscribers; and

•	CETC subsidies.
While our wireless business had been a principal driver of revenue growth since 2005, with an increase in competition, higher penetration rates and limited access to data centric devices, we continue to experience subscriber losses in 2010.
The table below sets forth subscriber numbers as of December 31, 2010, 2009 and 2008:

	As of December 31
	2010	2009	2008
Retail wireless	120,178	137,072	147,793
Annual growth rate	-12.3%	-7.3%	2.3%
Wholesale wireless	235	293	346
Annual growth rate	-19.8%	-15.3%	-82.7%

Results of Operations
The following table summarizes our operations for the years ended December 31, 2010, 2009 and 2008. Net income for the year ended December 31, 2010 was affected by $29.7 million additional income tax expense for the effects of the on-going Crest IRS audit, and $13.3 million in extinguishment of debt expenses arising from the extinguishment of our 2005 credit facility and related interest rate swaps. Net income for the year ended December 31, 2009 was affected by a $37.3 million extraordinary gain related to the write-off of jurisdictional assets and liabilities required by the discontinuance of regulatory accounting while net income for the year ended December 31, 2008 was affected by an impairment charge on goodwill and intangible assets of $29.6 million.

($ in thousands)	2010	2009	2008
Operating revenues:
Wireline
Enterprise	$48,571	$45,360	$34,187
Retail	82,658	85,506	89,283
Wholesale	9,441	11,485	14,369
Access	60,253	62,669	69,729

Wireline	200,923	205,020	207,568
Wireless	140,601	141,020	142,114

Total operating revenues	341,524	346,040	349,682

Operating expenses:
Wireline
Cost of services and sales	75,595	82,477	73,194
Selling, general and administrative	65,527	67,373	75,409
Wireless
Cost of services and sales	55,267	53,652	58,829
Selling, general and administrative	23,037	24,276	24,483
Depreciation and amortization	72,078	81,358	74,002
Loss on disposal of assets	2,846	4,327	750
Loss on impairment of goodwill and intangible assets	—	—	29,641

Total operating expenses	294,350	313,463	336,308

Operating income	47,174	32,577	13,374

Other income and expense:
Interest expense	(34,754)	(38,411)	(34,072)
Loss on extinguishment of debt	(13,339)	—	—
Interest income	83	91	1,695
Other	—	—	(245)

Total other income and expense	(48,010)	(38,320)	(32,622)

Loss before income tax benefit (expense)	(836)	(5,743)	(19,248)
Income tax benefit (expense)	(29,852)	2,174	7,574

Loss before extraordinary item	(30,688)	(3,569)	(11,674)

Gain on extraordinary item, net of taxes	—	37,346	—

Net income (loss)	$(30,688)	$33,777	$(11,674)

Year ended December 31, 2010 Compared to the Year ended December 31, 2009
     Operating Revenues
          Wireline
Enterprise: Enterprise revenue increased $3.2 million or 7.1% in 2010, primarily due to an increase of $6.6 million in data sales which was offset, in part, by a $1.8 million decline in revenue from an expired capacity swap and a $1.6 million decline in carrier voice revenue. We expect enterprise revenues to continue to increase as we gain share in the provisioning of IP data services to carrier, federal and commercial customers and we roll out our Connect/Host/Managesm solution set.
Retail: Declines in retail switched access lines in service during 2010 were concentrated in the residential market which we believe continues to be impacted by wireless substitution. Retail revenue decreased $2.8 million, or 3.3%, year over year primarily due to a $2.1 million decline in local exchange revenue associated with residential line losses, a $1.0 million decline in long distance sales and a $1.0 million net decrease in revenue for the release of company liabilities for commercial developer deposits. These losses were offset, in part, by a $1.3 million increase in revenue from our existing ISP subscriber base.
Wholesale: Wholesale revenues decreased by $2.0 million, or 17.8%, over the prior year due to continued decline in line counts. We believe this decline is primarily attributable to the ongoing migration of lines by our key competitor to its propriety cable telephony plant and the decision of another competitor, and wholesale customer, to exit the market. We expect wholesale revenue will continue to decline.
Access: Access revenue declined $2.4 million, or 3.9%, primarily due to higher out of period settlements in 2009.
          Wireless
Wireless revenue decreased slightly to $140.6 million in 2010 as compared to $141.0 in 2009. Voice revenue decreased $9.3 million consistent with the 12.3% decline in subscribers from 137,365 to 120,413, due in part to limited access to certain data centric handsets. Additionally, equipment and accessory revenue declined $1.1 million. Offsetting these decreases were increases of $7.3 million in roaming revenue from non-ACS customers, $2.6 million in data revenue due to the rapid adoption of smart phones and the growing popularity of data rich features.
     Operating Expense
          Wireline
Wireline operations include local telephone, Internet, interexchange and cable systems operating costs.
Cost of Services and Sales: Wireline cost of services and sales decreased $6.9 million to $75.6 million in 2010 primarily due to a $6.2 million decrease in labor expense resulting from an overall reduction in our workforce and lower cash and stock compensation incentive payments. Additionally, we experienced decreases of $1.4 million in maintenance contracts, $0.7 million in paystation expenses, $0.5 million in land and building related charges and $0.2 million in ISP access and leased circuits. These decreases were partially offset by increases of $1.3 million in advanced network services expense and $0.8 million in long distance COGS.
Selling, General and Administrative Costs: Wireline SG&A expenses decreased $1.8 million to $65.5 million in 2010. These decreases include a $2.1 million reduction in bad debt expense in the current year driven by a $1.2 million out of period true up to our allowance for uncollectible accounts in 2009, and improved collection processes in 2010 and a $1.1 million decrease in labor costs resulting from the overall reduction in our general work force. Additionally, the prior year was affected by a $1.0 million charge related to the repudiation of a contract commitment from a bankrupt vendor. Offsetting these decreases were increases of $1.6 million in advertising expense and $0.6 million in legal and IT consulting in 2010 and the non-recurrence of a $0.4 million favorable property tax settlement in 2009.
          Wireless:
Cost of Services and Sales: Wireless costs of services and sales increased $1.6 million to $55.3 million in 2010 driven primarily by increases of $2.2 million in handset, accessory and data content expenses partially offset by a $0.9 million decrease in network costs.

Selling, General and Administrative: Wireless SG&A expenses decreased $1.2 million in 2010 driven by a shift in advertising expense from our wireless segment to our wireline segment with more brand versus product advertising.
          Depreciation and Amortization:
Depreciation and amortization expense decreased 11.4% in 2010 to $72.1 million as compared to $81.4 million in 2009. The decrease from the same period in the prior year was primarily due to a number of pooled asset classes reaching their maximum depreciable lives and a reduction in depreciable value in the assets purchased from Crest Communications resulting from the reallocation of purchase price from fixed assets to deferred tax assets under purchase accounting. These declines were partially offset by the acceleration of depreciation on certain wireless assets and other additions to our asset base.
          Loss on Disposal of Assets
The loss on disposal of certain property was $2.8 million in 2010 and $4.3 million in 2009. Impairment charges for certain IT projects were the primary driver of expense in both years.
     Other Income and Expense:
Other income and expense for 2010 is a net expense which increased to $48.0 million as compared to a net expense of $38.3 million in 2009. The net increase of $9.7 million in expense over the prior year is primarily due to the early termination of out-of-the-money interest rate swaps and the extinguishment of our 2005 senior credit facility which resulted in a $13.3 million loss on extinguishment of debt. Offsetting this increase was a net decrease in interest expense following the expiration of certain out-of-the-money swaps.
     Income Taxes
Income taxes are currently being calculated using our estimated effective tax rate for the year ended December 31, 2010 of 33.5% exclusive of the $29.7 million additional income tax expense recorded in the second quarter for the effects of the on-going Crest IRS audit. “ PART I, Item 3, Legal Proceedings” for more information on the IRS issue. At December 31, 2010 we had federal NOL carry forwards of $150.4 million and state NOLs of $147.0 million. Income tax expense will not involve a significant cash outflow until these NOLs are exhausted.
     Extraordinary Item
In 2009, the discontinuance of regulatory accounting required us to write off all previously held jurisdictional assets and liabilities. As our jurisdictional liability represented the regulatory equivalent of an asset retirement obligation (“ARO”), we also assessed our regulatory assets to determine the ARO required under ASC 410. The impact of extinguishing our jurisdictional liability, net of the portion of the liability representing the ARO for regulated assets required by ASC 410, was recorded as an extraordinary gain of $37.3 million, net of taxes.
     Net Income (loss)
Our net loss was $30.7 million in 2010 compared to net income of $33.8 million in 2009. The year over year change from net income to net loss primarily reflects the $29.7 million additional income tax expense recorded for the effects of the Crest IRS audit in 2010 compared to the $37.3 million extraordinary gain recognized in 2009 relating to the extinguishment of our jurisdictional liability.
Year ended December 31, 2009 Compared to the Year ended December 31, 2008
     Operating Revenues
          Wireline
Enterprise: Enterprise revenue increased $11.2 million, or 32.7%, in 2009, primarily reflecting our commercial launch of AKORN in April 2009 and our acquisition of Crest in October 2008, which together positioned ACS to capture a greater share of the carrier customer voice and commercial data market in the contiguous states. We experienced an increase of $14.1 million in data sales which was offset, in part, by a $2.1 million decline in wholesale carrier voice revenue and a $1.1 million decline in revenue from an expired capacity exchange agreement with another carrier. We expect enterprise revenues to increase as we gain share in the provision of IP data services to carrier, federal and commercial customers.
Retail: Retail revenue decreased by $3.8 million, or 4.2%, to $85.5 million in 2009. Declines in retail switched access lines in service in 2009 were concentrated in the residential market which we believe is impacted by wireless substitution. Retail revenue decreased primarily due to $2.4 million declines in local exchange revenue associated with residential line losses, a $1.5 million decline in CPE sales to businesses and a $1.4 million decline in long distance sales. These losses were offset, in part, by a $0.9 million increase in revenue from our existing ISP subscriber base and a $1.2 million release of company liabilities for deposits made by commercial developers.
Wholesale: Wholesale revenues decreased by $2.9 million, or 20.1%, in 2009. We believe this decrease is primarily attributable to the on-going migration of lines by our key competitor to its proprietary cable telephony plant. We expect that wholesale revenue will continue to decline.
Access: Access revenue declined $7.1 million, or 10.1%, primarily reflecting lower levels of eligible cost recovery, lines in service, traffic sensitive activity levels and reserve adjustments. We expect access revenues to continue to decline over time.
          Wireless
Wireless revenue declined 0.8% to $141.0 million in 2009 as compared to $142.1 in 2008. Voice revenue declined $7.0 million consistent with the 7.3% decline in subscribers from 148,139 to 137,365, largely due to limited access to data centric handsets. Equipment and accessory revenue declined $3.0 million and roaming revenue from non-ACS customers decreased $1.2 million. Offsetting these decreases were increases of $6.4 million in CETC revenue, and $3.7 million in data revenue due to the adoption of smart phones and the growing popularity of data rich features.
     Operating Expense
          Wireline
Wireline operations include local telephone, Internet, interexchange and cable systems operating costs.
Cost of Services and Sales: Wireline cost of services and sales increased $9.3 million to $82.5 million in 2009 primarily reflecting a $2.2 million increase in labor, $2.0 million increase in service contracts and $1.4 million increase in land and building charges, which were all primarily related to our new cable operations. Additionally, we experienced an increase of $1.8 million in ISP access and leased circuits, $0.7 million in DSL COGS, and $0.6 million in legal expenses and a favorable property tax settlement of $0.4 million.
Selling, General and Administrative Costs: Wireline SG&A expenses decreased $8.0 million to $67.4 million due to $8.0 million in labor expenses, inclusive of a $5.0 decrease in stock compensation expense, and a $1.7 million decline in advertising expenses. Offsetting these decreases was an increase in bad debt expense of $0.7 million primarily driven by an out of period true up to our allowance for uncollectible accounts and a $1.0 million charge related to the repudiation of a contract commitment from a bankrupt vendor.
          Wireless
Cost of Services and Sales: Wireless costs of services and sales decreased $5.2 million to $53.7 million primarily driven by reductions of $3.3 million in handset, accessory and data content expense and $1.4 million in costs associated with backhaul for our wireless footprint.
Selling, General and Administrative: Wireless SG&A expenses in 2009 were $24.3 million as compared to $24.5 million in 2008, with a $2.0 million increase in advertising expense offsetting a $1.6 million decrease in labor expenses.
          Depreciation and Amortization:
Depreciation and amortization expense increased 9.9% in 2009 to $81.4 million as compared to $74.0 million in 2008. The increase reflects the change in maximum reserve levels on our regulated subsidiary assets resulting in an increase in expense as depreciation recommenced for residual values in asset classes that had previously been fully depreciated under regulatory accounting. Also contributing to the increase in depreciation expense was the increase in our depreciable asset base due to the addition of AKORN in the second quarter of 2009 and the Crest assets during the fourth quarter of 2008.
          Loss on Disposal of Assets:
The loss on disposal of certain property was $3.6 million higher than the prior year primarily due to impairment charges for certain IT projects.

          Loss on Impairment of Goodwill and Intangible Assets:
As a result of our impairment test in the fourth quarter of 2008, we determined that $29.6 million of goodwill and intangibles were impaired on our wireline segment. The goodwill impairment charge was primarily driven by adverse equity market conditions, the industry transition from wireline to wireless products and services, decreases in current market multiples and the decline in our stock price throughout 2008. This charge reduced goodwill, but does not impact our overall business operations or cash flows. The tax benefit derived from recording the impairment charge was recorded as a deferred income tax asset.
     Other Income and Expense
     Other income and expense for 2009 is a net expense which increased to $38.3 million as compared to a net expense of $32.6 million in 2008. The $5.7 million net increase compared to 2008 is due to reductions of capitalized interest on fixed assets in the course of construction following the commercial launch of AKORN in April 2009, higher interest expense on the $125.0 million 5.75% Convertible Notes issued April 8, 2008, and a decline in interest income due to a reduced amount of excess investible cash. Affecting interest expense on the $125.0 million, 5.75% Convertible Notes was the adoption of Financial Accounting Standards Board (“FASB”) FASB Staff Position (“FSP”) 14-1, Accounting for Convertible Debt that may be Settled in Cash Upon Conversion (ASC Topic 470-20, Debt with Conversion and Other Options) on January 1, 2009. The adoption of FASB FSP 14-1 required us to separate the portion of the debt that is related to the conversion feature from the portion related to the debt feature. The portion of the debt related to the conversion feature is considered equity and the principal amount of the debt is discounted by the equity portion. The discount is amortized over the life of the debt as additional interest expense resulting in non-cash interest expense of $4.4 million and $2.9 million in 2009 and 2008, respectively.
     Income Taxes
     Income taxes are currently being calculated using our estimated effective tax rate for the year ended December 31, 2009 of 37.6%. At December 31, 2009 we had federal tax NOL carry forwards of approximately $174.2 million and state NOL carry forwards of $150.8 million. Income tax expense will not involve a significant cash outflow until these NOLs are exhausted.
     Extraordinary Item
     The discontinuance of regulatory accounting required us to write off all previously held jurisdictional assets and liabilities. As our jurisdictional liability represented the regulatory equivalent of an asset retirement obligation, we also assessed our regulatory assets to determine the ARO required under ASC 410. The impact of extinguishing our jurisdictional liability, net of the portion of the liability representing the ARO for regulated assets required by ASC 410, was recorded as an extraordinary gain of $37.3 million, net of taxes.
     Net Income (loss)
     Net income was $33.8 million in 2009 compared to a net loss of $11.7 million in 2008. The year over year change from net loss to net income primarily reflects the $37.3 million extraordinary gain recognized in 2009 relating to the extinguishment of our jurisdictional liability, compared to a goodwill impairment charge of $29.6 million assessed against our wireline segment in 2008.

Liquidity and Capital Resources
A summary of significant sources and use of funds for the years ended December 31, 2010 and 2009 is as follows:

(in thousands)	2010	2009
Net cash provided by operating activities	$86,367	$96,680
Net change in funds held in restricted accounts	$931	$14,674
Investment in construction and capital expenditures	$(38,336)	$(54,209)
Change in unsettled construction and capital expenditures	$(2,534)	$(7,155)
Proceeds on sale of assets	$1,085	$—
Purchase of equity investment	$(2,060)	$—
Acquisitions, net of cash acquired	$—	$(440)
Net borrowings (repayments)	$8,978	$(5,882)
Debt issuance costs	$(7,276)	$—
Payment of cash dividend on common stock	$(38,394)	$(38,089)
Interest paid	$(28,911)	$(35,488)
     Sources
          Sources in General
We have satisfied our cash requirements for the year ended December 31, 2010 for operations, capital expenditures and debt service primarily through internally generated funds and other financing activities, including use of funds drawn from our revolving credit facility. For the year ended December 31, 2010, our net cash flows provided by operating activities were $86.4 million inclusive of $11.1 million in cash charges for the early extinguishment of interest rate swaps arising from the extinguishment of our 2005 senior credit facility. At December 31, 2010, we had $15.3 million in cash and cash equivalents and $4.9 million in restricted cash.
On October 21, 2010, we entered into a new $470.0 million senior credit facility which consists of a drawn term loan of $440.0 million and an undrawn revolving loan of $30.0 million (the “revolver”). The 2010 senior credit facility generated net proceeds of approximately $2.4 million after repaying in full, and retiring, our 2005 senior credit facility and deducting fees and expenses associated with the debt issuance of $7.3 million. The $440.0 million term loan generally bears interest at LIBOR plus 4.0% per annum or 5.5%, whichever is greater, has a term of six years and is be repayable in quarterly installments equal to 0.25% of the original principal amount of the term loan, with the remainder to be paid on the term maturity date. The revolver has a term of five years and to the extent it is drawn, also generally bears interest at LIBOR plus 4.0% per annum or 5.5%, whichever is greater, and, to the extent undrawn, has commitment fees equal to 0.625% per annum. The term loan matures on October 21, 2016 and the revolver matures on October 21, 2015.
In connection with the 2010 senior credit facility, we entered into forward floating-to-fixed interest rate swaps and a buy back of the 1.5% LIBOR floor as a component of our cash flow hedging strategy. The notional amounts of the swaps are $192.5 million, $115.5 million and $77.0 million, respectively, with interest rates of 6.463%, 6.470% and 6.475%, respectively, inclusive of a 4.0% LIBOR spread. The swaps begin on June 30, 2012 and continue through September 30, 2015. In order to protect against extreme movements in LIBOR prior to the start of the swaps, we also acquired an interest rate cap at a cost of $0.1 million for the period between January 1, 2011 and June 30, 2012, capping LIBOR at 3.0% on a notional principle amount of $385.0 million.
The net proceeds of the 2010 senior credit facility were used to repay in full, and retire, the 2005 senior credit facility. As a result, we incurred a charge of approximately $2.2 million by of writing off unamortized debt issuance costs in association with the early extinguishments of debt during the fourth quarter of 2010.
As of December 31, 2010, total long-term obligations outstanding, including current portion, were $553.3 million consisting of a $435.7 million draw from our new senior credit facility, net of a $4.3 debt discount, $112.4 million of convertible notes, net of a $12.6 million debt discount, and $5.2 million in capital lease obligations. As of December 31, 2010, we had full access to our $30.0 million revolving credit facility. We intend to access the capital markets to raise new debt to pay down our $125.0 million convertible notes before December 19, 2012, as our 2010 senior secured credit facility requires us to repay or refinance $100.0 million of these notes before this date.

          Senior Credit Facility
Our senior credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and payment of dividends. The senior credit facility also requires that we achieve certain financial ratios quarterly including a total leverage ratio, senior secured leverage ratio and a fixed charge coverage ratio and we are currently operating comfortably within these restrictions. These measures are defined more specifically below:
Total Leverage Ratio: Our “total leverage ratio” may not exceed 5.25 to 1. “Total leverage ratio” means, generally, as at the last day of any fiscal quarter, the ratio of our (a) total debt to (b) Adjusted EBITDA (more specifically defined below) for the period of four of our consecutive fiscal quarters ended on such date, all determined on a consolidated basis in accordance with Generally Accepted Accounting Principles. Further, the credit agreement calls for a suspension of dividends if, for the most recently ended period of four consecutive fiscal quarters, the total leverage ratio is equal to or greater than 5.00:1.00.
Senior Secured Leverage Ratio: Our “senior secured leverage ratio” may not exceed 4.40 to 1. “Senior Secured Leverage Ratio” means, as of the last day of any fiscal quarter, the ratio of our (a) senior secured debt to (b) Adjusted EBITDA (more specifically defined below).
Fixed Charges Coverage Ratio: Our “fixed charges coverage ratio” may not be less than 2.75 to 1. The ratio of (a) “Adjusted EBITDA” to (b) “Fixed Charges” is defined specifically in our senior credit facility, and more generally, below:
“Adjusted EBITDA” means, consolidated net income, plus the sum of:
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
     Uses
     Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been, and continue to be, significant. Cash outflows for capital expenditures for the year ended December 31, 2010 were $40.9 million inclusive of $2.5 million in net settlements of capital expenditure payables. New capital acquisition for 2010 totaled $38.3 million inclusive of $1.6 million in capitalized interest.
Future capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy and our decision to pursue specific acquisition and investment opportunities. We intend to fund future capital expenditures with cash on hand and net cash generated from operations.
On August 31, 2010, for $2.1 million, we completed the purchase of a 49% equity interest in TekMate, LLC, Alaska’s largest privately owned information technology services company. Our strategy is to combine our business broadband and other communications offerings with our newly launched data hosting services and the information technology products of TekMate.

Cash interest expense, net of cash interest income, for 2010 was $28.9 million. Through a series of interest rate swap transactions, interest on 87.5% of our new term loan is effectively fixed at an annual rate of 6.5% for the period June 30, 2012 through September 30, 2015. Our $125.0 million convertible debt has a fixed coupon of 5.75%.
From time to time we may seek to retire, repurchase or exchange our convertible notes in open market purchases, privately negotiated transactions dependent on market conditions, liquidity and contractual obligations and other factors. The timing and amount of such purchases, if any, depend upon cash needs and market conditions, among other things. While under the terms of our term loan we may also be required to make certain prepayments based on annual gains in our restricted payment baskets, we were not required and did not make term loan prepayments during 2010.
Since October 28, 2004, we have paid quarterly dividends on our common stock. During 2010 we paid $38.4 million to common shareholders. Based on current shares outstanding at February 15, 2011 of approximately 44.7 million shares and our current annual dividend policy of $0.86 per share, maintenance of our current dividend policy would result in $38.5 million in cash being paid to common stockholders over the next four quarters. Dividends on our common stock are not cumulative.
We believe that we will have sufficient cash on hand; cash provided by operations and available borrowing capacity under our revolving credit facility to service our debt, pay our quarterly dividends and fund our operations, capital expenditures and other obligations over the next twelve months. Our ability to meet such obligations will be dependent upon our future financial performance, which is, in turn, subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond our control.
     Other Material Obligations and Commitments
Current accounting standards require us to disclose our material obligations and commitments to make future payments under contracts, such as debt and lease agreements, and other contingent commitments, such as debt guarantees.
     Contractual Obligations
Our contractual obligations as of December 31, 2010, are in the following table. Generally, long-term liabilities are included in the table based on the year of required payment or an estimate of the year of payment. Such estimates of payment are based on a review of past trends for these items as well as a forecast of future activities. Certain items were excluded from the following table where the year of payment is unknown and could not be reasonably estimated.
Many of our other non-current liabilities have been excluded from the following table due to the uncertainty of the timing of payments combined with the absence of historical trending to be used as a predictor of such payments.

(in thousands)	Total	2011	2012-2013	2014-2015	Thereafter
Long-term debt	$565,000	$4,400	$133,800	$8,800	$418,000
Interest on long-term debt	157,652	32,285	57,671	48,026	19,670
Capital leases	5,194	813	1,552	587	2,242
Operating leases	88,999	8,619	15,200	13,729	51,451
Unconditional purchase obligations	37,812	10,827	14,168	8,476	4,341

Total contractual cash obligations	$854,657	$56,944	$222,391	$79,618	$495,704

Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support and we do not engage in leasing, hedging, research and development services or other relationships that expose us to any material liabilities that are not reflected on our balance sheet or included in “Contractual Obligations” above.

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
Regulatory and Intercompany Accounting
Our consolidated financial statements include all majority-owned subsidiaries. Prior to July 1, 2009, our local telephone company subsidiaries charged other subsidiaries based on regulated rates for telecommunications services. Intercompany revenue between regulated local telephone companies and all other subsidiaries were not eliminated upon consolidation, in accordance with the accounting principles prescribed by ASC 980. Other intercompany balances were eliminated upon consolidation.
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
We recognize access revenue when we earn it. We participate in access revenue pools with other telephone companies. Such pools are funded by toll revenue and/or access charges regulated by the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial statements, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available for us and the other telephone companies. To the extent that disputes arise over revenue settlements, we defer revenue collected until settlement methodologies are resolved and finalized. Although we have withdrawn from interstate access pools, we have a remaining liability for certain periods prior to July 1, 2009.
Income Taxes
We use the asset-liability method of accounting for income taxes and account for income tax uncertainties using the “more-likely-than-not” threshold. Under the asset-liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. In the future, our deferred tax assets may be reduced by a valuation allowance if management determines it is more likely than not that the value of our deferred tax assets will not be fully realized.
Derivative Financial Instruments
We recognize all asset or liability derivatives at fair value. The accounting for changes in fair value is contingent on the intended use of the derivative and its designation as a hedge. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value either offset the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or are recognized in other comprehensive income until the hedged transaction is recognized in earnings. The change in a derivative’s fair value related to the ineffective portion of a hedge, if any, is immediately recognized in earnings. We do not enter into any derivative contracts for speculative purposes. On the date a derivative contract is entered into, we designate the derivative as either a fair value or cash flow hedge. We formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If we determine that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we would discontinue hedge accounting prospectively.
Recently Issued Accounting Pronouncements
In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13, Revenue Recognition — Multiple-Deliverable Revenue Arrangements a Consensus of the FASB Emerging Issues Task Force. This statement provides principles for allocation of consideration among the multiple-elements of the arrangement, allowing more flexibility in identifying and accounting for separate deliverables. ASU 2009-13 introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect the adoption of this pronouncement to have a material effect on our financial statements.
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

Item 7A. Quantitative and qualitative disclosures about market risk
As of December 31, 2010, we had our 2010 senior credit facility and 5.75% convertible notes outstanding. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under our senior credit facility.
The following table provides information about our sensitivity to market risk associated with fluctuations in interest rates as of December 31, 2010. To the extent that our financial instruments expose us to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related expected interest rates by year of maturity for our 2010 senior credit facility, 5.75% convertible notes due in 2013 and capital leases and other long-term obligations outstanding at December 31, 2010. Weighted average variable rates for the 2010 senior credit facility are based on implied forward rates in the LIBOR yield curve as of December 31, 2010. Fair values as of December 31, 2010 included herein have been determined based on (i) quoted market prices for the 2010 senior credit facility and (ii) quoted market prices for the 5.75% convertible notes. Our consolidated financial statements contain descriptions of the 2010 senior credit facility, 5.75% convertible notes and capital leases and other long-term obligations and should be read in conjunction with the following table.

								Fair
($ in thousands)	2011	2012	2013	2014	2015	Thereafter	Total	Value
Interest Bearing Liabilities

2010 bank credit facility	$4,400	$4,400	$4,400	$4,400	$4,400	$418,000	$440,000	$440,100
Weighted average interest rate (var)	5.50%	5.50%	6.21%	7.08%	7.90%	8.42%	6.75%

5.75% convertible notes due 2013	$—	$125,000	$—	$—	$—	$—	$125,000	$117,710
Average interest rate (fixed)	5.75%	5.75%					5.75%

Captial lease and other long-term	$813	$905	$647	$266	$321	$2,242	$5,194	$5,194
Average interest rate (fixed)	9.90%	9.95%	10.00%	10.00%	10.00%	10.00%	9.97%
Total fair value								$563,004

Interest Rate Derivatives

Variable to fixed interest rate swap
Notional amount	$—	$—	$—	$—	$192,500	$—	$192,500	$3,412
Fixed rate payable		2.46%	2.46%	2.46%	2.46%		2.46%
Weighted average variance
Rate receivable (payable)		3.97%	4.67%	5.55%	6.27%		5.20%

Notional amount	$—	$—	$—	$—	$115,500	$—	$115,500	$1,918
Fixed rate payable		2.47%	2.47%	2.47%	2.47%		2.47%
Weighted average variance
Rate receivable (payable)		3.98%	4.68%	5.55%	6.28%		5.21%

Notional amount	$—	$—	$—	$—	$77,000	$—	$77,000	$1,538
Fixed rate payable		2.48%	2.48%	2.48%	2.48%		2.48%
Weighted average variance
Rate receivable (payable)		3.98%	4.68%	5.56%	6.28%		5.21%

Notional amount	$—	$385,000	$—	$—	$—	$—	$385,000	$138
Total fair value								$7,006
Liquidity Risk
We currently hold a $0.6 million portfolio of auction rate securities. These investments are not currently liquid and in the event we need to access these funds, we will not be able to do so without a loss of principal, unless a future auction on these investments is successful. During 2008, we concluded that these investments were other-than-temporarily impaired and an impairment charge was taken to the income statement of $0.2 million. Quarterly reviews in 2010 and 2009 resulted in no further impairment. We may need to access these funds for operational purposes during the time that these investments are expected to remain illiquid.

Our substantial debt, specifically its term and maturity, could have a material adverse effect on our available liquidity. See the matters described in “Item 1A — Risk Factors — Risks Related to Our Debt.”
Item 8. Financial Statements and Supplementary Data
Consolidated financial statements of Alaska Communications Systems Group, Inc. and Subsidiaries are submitted as a separate section of this Form 10-K. See “Index to Consolidated Financial Statements”, which appears on page F-1 hereof.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
     Management’s Report on Internal Control over Financial Reporting.
Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.
The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     Changes in internal control over financial reporting.
There was no change in our internal control over financial reporting that occurred in the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant
The information required by this item is incorporated into this 10-K by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders.
Item 11. Executive Compensation Summary Compensation Table
Information on compensation of our directors and executive officers is incorporated into this 10-K by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management is incorporated into this 10-K by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders.
Securities Authorized for Issuance under Equity Compensation Plans
As of December 31, 2010, the number of securities remaining available for future issuance under equity compensation plans includes 3,051,048 shares under the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan, 176,438 shares under the Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Stock Compensation Plan and 121,783 shares under the Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan. All shares reserved under the non-qualified stock option agreement between Liane Pelletier and Alaska Communications Systems Group, Inc. have been awarded through stock options.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon		future issuance under
	exercise of		equity compensation
	outstanding	Weighted-average exercise	plans (excluding
	options, warrants	price of outstanding options,	securities reflected in
	and rights	warrants and rights	column (a))
Equity compensation plans	(a)	(b)	(c)
Approved by security holders:
Stock options	1,605,049	$10.16
Restricted stock	1,680,598	$—	3,349,269

Not approved by security holders:
Stock options	200,000	$4.50
Item 13. Certain Relationships and Related Transactions
Information with respect to such contractual relationships is incorporated into this 10-K by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
Information on our audit committee’s pre-approval policy for audit services and information on our principal accountant fees and services is incorporated into this 10-K by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
Our consolidated financial statements are submitted as a separate section of this Form 10-K. See “Index to Consolidated Financial Statements” which appears on page F-1.
2. Financial Statement Schedule
Our financial statement schedules for the Company and its subsidiaries are submitted as a separate section of this Form 10-K. See “Index to Consolidated Financial Statements” that appears on page F-1 hereof.
(b) Exhibits. The exhibits to this report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are exhibits of the Registrant and are incorporated herein by reference as exhibits thereto.

Exhibit No.	Exhibit	Where Located

2.1**	Stock Purchase Agreement, dated April 1, 2008, by and among the Registrant, Crest Communications Corporations Group, Inc., and the selling stockholders specified therein	Exhibit 2.1 to Form 8-K (filed 8/07/2008)

3.1	Amended and Restated Certificate of Incorporation of the Registrant	Exhibit to Form S-1/A File No. 333-888753 (filed 11/17/1999)

3.2	Amended and Restated Bylaws of the Registrant	Exhibit 3.1 to Form 8-K (filed 12/29/2010)

4.1	Specimen of Common Stock Certificate	Exhibit to Form S-1/A File No. 333-888753 (filed 11/17/1999)

4.2	Indenture, dated April 8, 2008, by and among the Registrant, the guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee, with respect to the Registrant’s 5.75% Convertible Notes due 2013	Exhibit 4.1 to Form 8-K (filed 4/14/2008)

4.3	Registration Rights Agreement dated April 8, 2008 by and among the Registrant, the guarantors named therein, and the Initial Purchasers named therein	Exhibit 4.2 to Form 8-K (filed 4/14/2008)

10.1*	ALEC Holdings, Inc. 1999 Stock Incentive Plan	Exhibit 10.10 to Form S-4 File No. 333-82361 (filed 7/7/1999)

10.2*	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan	Exhibit to Form S-1/A File No. 333-888753 (filed 11/17/1999)

10.3*	Form of Restricted Stock Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan.	Exhibit 10.1 to Form 10-Q (filed 8/3/2007)

10.4*	Form of Performance Share Unit Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan	Exhibit 99.1 to Form 8-K/A (filed 6/12/2008)

10.5*	Amendment to Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan	Exhibit 10.5 to Form 10-K (filed 3/9/2010)

10.6*	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit to Form S-1/A File No. 333-888753 (filed 11/17/1999)

Exhibit No.	Exhibit	Where Located
10.7*	Amendment to Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit 10.7 to Form 10-K (filed 3/9/2010)

10.8*	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit to Form S-1/A File No. 333-888753 (filed 11/17/1999)

10.9*	Amendment to Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit 10.9 to Form 10-K (filed 3/9/2010)

10.10*	Amended and Restated Employment Agreement, dated as of September 22, 2008, between Alaska Communications Systems Group, Inc. and Liane Pelletier.	Exhibit 10.1 to Form 8-K (filed 9/26/2008)

10.11	Letter of Amendment to Employment Agreement for Liane Pelletier, dated December 1, 2010, between Alaska Communications Systems Group, Inc. and Liane Pelletier	Exhibit 10.1 to Form 8-K (filed 12/03/2010)

10.12*	Amended and Restated Employment Agreement, dated as of January 5, 2009 between Alaska Communications Systems Group, Inc. and David Wilson.	Exhibit 10.1 to Form 8-K (filed 01/09/2009)

10.13	Credit Agreement, dated February 1, 2005, among the Registrant, Alaska Communications Systems Holdings, Inc., the lenders party thereto, and Canadian Imperial Bank of Commerce, as Administrative Agent.	Exhibit 10.1 to Form 8-K (filed 2/2/2005)

10.14	Consent and Amendment No. 1, dated July 15, 2005, among the Registrant, Alaska Communications Systems Holdings, Inc., the lenders party thereto, and Canadian Imperial Bank of Commerce as Administrative Agent	Exhibit 1.1 to Form 8-K (filed 7/21/2005)

10.15	Consent and Amendment No. 2, dated February 22, 2006, among the Registrant, Alaska Communications Systems Holdings, Inc., the lenders party thereto, and Canadian Imperial Bank of Commerce as Administrative Agent.	Exhibit 10.2 to Form 8-K (filed 2/27/2006)

10.16	Master Agreement, dated November 7, 1999, by and between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union 1547.	Exhibit 99.3 to Form 8-K (filed 3/7/2005)

10.17	Letter Agreement, dated March 1, 2005, by and between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union 1547.	Exhibit 99.4 to Form 8-K (filed 3/7/2005)

10.18*	2006 Officer Severance Program	Exhibit 99.1 to Form 8-K (filed 7/17/2006)

10.19*	2008 Officer Severance Policy	Exhibit 10.2 to Form 8-K (filed 12/24/2008)

10.20	2010 Officer Severance Policy	Exhibit 10.1 to Form 8-K (filed 11/04/2010)

10.21**	Supply and Construction Contract, dated October 23, 2007, between ACS Cable Systems, Inc. and Tyco Telecommunications (US), Inc.	Exhibit 10.23 to Form 10-K (filed 3/20/2008)

10.22*	Executive Employment Agreement, dated as of November 7, 2007 between Alaska Communications Systems Group, Inc. and Leonard Steinberg	Exhibit 10.24 to Form 10-K (filed 3/20/2008)

10.23	Purchase Agreement, dated April 2, 2008, by and among Alaska Communications Systems Group, Inc., the guarantors listed therein and the Initial Purchasers, regarding the Registrant’s 5.75% Convertible Notes due 2013	Exhibit 10.1 to Form 8-K (filed 4/14/2008)

Exhibit No.	Exhibit	Where Located
10.24	Confirmations of Convertible Bond Hedges by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers	Exhibit 10.2 to Form 8-K (filed 4/14/2008)

10.25	Confirmations of Warrant Transactions by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers	Exhibit 10.3 to Form 8-K (filed 4/14/2008)

10.26*	Executive Employment Agreement, dated as of December 19, 2008 between the Registrant and Anand Vadapalli	Exhibit 10.1 to Form 8-K (filed 12/24/2008)

10.27*	Amendment to Amended and Restated Employment Agreement, dated February 8, 2010 between the Registrant and Anand Vadapalli	Exhibit 10.1 to Form 8-K (filed 2/12/2010)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.	Filed herewith

31.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of David Wilson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Liane Pelletier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of David Wilson, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of The Sarbanes-Oxley Act of 2002	Filed herewith

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

**	Confidential treatment of certain portions of this exhibit has been requested pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2011	Alaska Communications Systems Group, Inc.
	By:	/s/ Anand Vadapalli
Anand Vadapalli
Chief Executive Officer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anand Vadapalli Anand Vadapalli	Chief Executive Officer and President (Principal Executive Officer)	February 28, 2011

/s/ David Wilson David Wilson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011

/s/ Liane Pelletier Liane Pelletier	Chairman of the Board	February 28, 2011

/s/ Annette M. Jacobs Annette M. Jacobs	Director	February 28, 2011

/s/ Brian Rogers Brian Rogers	Director	February 28, 2011

s/ John N. Wanamaker John N. Wanamaker	Director	February 28, 2011

s/ Peter Ley Peter Ley	Director	February 28, 2011

/s/ Gary R. Donahee Gary R. Donahee	Director	February 28, 2011

/s/ Edward J. Hayes, Jr. Edward J. Hayes, Jr.	Director	February 28, 2011

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alaska Communications Systems Group, Inc.:
We have audited the accompanying consolidated balance sheets of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alaska Communications System’s Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Anchorage, Alaska
February 28, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Alaska Communications Systems Group, Inc.:
We have audited Alaska Communications Systems Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alaska Communications Systems Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.(B)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Alaska Communications Systems Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 28, 2010 expressed an unqualified opinion on those consolidated financial statements.
Anchorage, Alaska
February 28, 2011

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
December 31, 2010 and 2009
(In Thousands, Except Per Share Amounts)

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$15,316	$6,271
Restricted cash	4,912	5,843
Accounts receivable-trade, net of allowance of $6,616 and $6,066	36,985	35,414
Materials and supplies	6,533	7,109
Prepayments and other current assets	3,999	4,489
Deferred income taxes	10,949	13,814

Total current assets	78,694	72,940

Property, plant and equipment	1,416,718	1,413,758
Less: accumulated depreciation and amortization	(1,005,736)	(965,470)

Property, plant and equipment, net	410,982	448,288

Non-current investments	355	855
Goodwill	8,850	8,850
Intangible assets, net	24,118	24,118
Debt issuance costs	8,584	5,960
Deferred income taxes	76,813	113,994
Equity method investment	2,060	—
Other assets	10,159	293

Total assets	$620,615	$675,298

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$5,213	$793
Accounts payable, accrued and other current liabilities	62,539	68,651
Advance billings and customer deposits	9,568	9,351

Total current liabilities	77,320	78,795

Long-term obligations, net of current portion	548,096	538,557
Other long-term liabilities	15,688	27,906

Total liabilities	641,104	645,258

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized, 44,704 and 44,484 issued and outstanding, respectively	447	445
Additional paid in capital	166,259	198,979
Accumulated deficit	(188,160)	(157,472)
Accumulated other comprehensive income (loss)	965	(11,912)

Total stockholders’ equity (deficit)	(20,489)	30,040

Total liabilities and stockholders’ equity	$620,615	$675,298

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
Years ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)

	2010	2009	2008
Operating revenues	$341,524	$346,040	$349,682

Operating expenses:
Cost of services and sales	130,862	136,129	132,023
Selling, general and administrative	88,564	91,649	99,892
Depreciation and amortization	72,078	81,358	74,002
Loss on disposal of assets	2,846	4,327	750
Loss on impairment of goodwill and intangible assets	—	—	29,641

Total operating expenses	294,350	313,463	336,308

Operating income	47,174	32,577	13,374

Other income and expense:
Interest expense	(34,754)	(38,411)	(34,072)
Loss on extinguishment of debt	(13,339)	—	—
Interest income	83	91	1,695
Other	—	—	(245)

Total other income and expense	(48,010)	(38,320)	(32,622)

Loss before income tax benefit (expense)	(836)	(5,743)	(19,248)

Income tax benefit (expense)	(29,852)	2,174	7,574

Loss before extraordinary item	(30,688)	(3,569)	(11,674)

Gain on extraordinary item, net of taxes	—	37,346	—

Net income (loss)	$(30,688)	$33,777	$(11,674)

Net income (loss) per share:
Basic and diluted
Loss on continuing operations	$(0.69)	$(0.08)	$(0.27)
Gain on extraordinary item	—	0.85	—

Net income (loss)	$(0.69)	$0.77	$(0.27)

Weighted average shares outstanding
Basic and diluted	44,589	44,177	43,391

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
and Comprehensive Income (Loss)
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)

					Accumulated
					Other
		Common	Additional Paid	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	in Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance, January 1, 2008	42,883	$429	$257,982	$(179,575)	$(7,087)	$71,749
Total comprehensive loss	—	—	—	(11,674)	(10,943)	(22,617)
Dividends declared	—	—	(37,523)	—	—	(37,523)
Stock compensation	—	—	8,770	—	—	8,770
Purchase of covertible bond call options net of tax benefits of $1,056	—	—	(19,375)	—	—	(19,375)
Sale of common stock warrants	—	—	9,852	—	—	9,852
Debt discount, net of tax	—	—	14,583	—	—	14,583
Debt issuance, net of tax	—	—	(510)	—	—	(510)
Surrender of 273 shares to cover withholding on stock based compensation	—	—	(3,383)	—	—	(3,383)
Issuance of common stock, pursuant to stock plans, $.01 par	836	8	1,417	—	—	1,425

Balance, December 31, 2008	43,719	437	231,813	(191,249)	(18,030)	22,971
Total comprehensive income	—	—	—	33,777	6,118	39,895
Dividends declared	—	—	(38,216)	—	—	(38,216)
Stock compensation	—	—	4,466	—	—	4,466
Tax benefit of convertible bond call options	—	—	1,458	—	—	1,458
Surrender of 265 shares to cover withholding taxes on stock-based compensation	—	—	(1,868)	—	—	(1,868)
Issuance of common stock, pursuant to stock plans, $.01 par	765	8	1,326	—	—	1,334

Balance, December 31, 2009	44,484	445	198,979	(157,472)	(11,912)	30,040
Total comprehensive income (loss)	—	—	—	(30,688)	12,877	(17,811)
Dividends declared	—	—	(38,446)	—	—	(38,446)
Stock compensation	—	—	3,989	—	—	3,989
Tax benefit of convertible bond call options	—	—	1,575	—	—	1,575
Surrender of 45 shares to cover withholding taxes on stock-based compensation	—	—	(392)	—	—	(392)
Issuance of common stock, pursuant to stock plans, $.01 par	220	2	554	—	—	556

Balance, December 31, 2010	44,704	$447	$166,259	$(188,160)	$965	$(20,489)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008
(In Thousands)

	2010	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(30,688)	$33,777	$(11,674)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72,078	81,358	74,002
Loss on impairment of goodwill and intangible assets	—	—	29,641
Gain on extraordinary item, net of tax	—	(37,346)	—
Amortization of debt issuance costs and debt discount	9,674	6,968	5,290
Stock-based compensation	3,989	4,273	9,477
Deferred income tax (benefit) expense	32,634	(2,174)	(7,517)
Provision for uncollectible accounts	2,863	6,258	4,753
Other non-cash expenses	3,595	5,377	1,134
Changes in operating assets and liabilities	(7,778)	(1,811)	(8,929)

Net cash provided by operating activities	86,367	96,680	96,177

Cash Flows from Investing Activities:
Investment in construction and capital expenditures	(38,336)	(54,209)	(127,311)
Change in unsettled construction and capital expenditures	(2,534)	(7,155)	6,056
Investment in intangible assets	—	—	(2,601)
Proceeds on sale of assets	1,085	—	—
Purchase of equity investment	(2,060)	—	—
Acquisitions, net of cash acquired	—	(440)	(64,960)
Change in unsettled acquisition costs	(380)	(250)	4,169
Net change in short-term investments	—	—	790
Net change in non-current investments	500	150	(1,250)
Net change in restricted accounts	931	14,674	(17,928)

Net cash used by investing activities	(40,794)	(47,230)	(203,035)

Cash Flows from Financing Activities:
Repayments of long-term debt	(438,622)	(32,382)	(7,832)
Proceeds from the issuance of long-term debt	447,600	26,500	135,000
Purchase of call options	—	—	(20,431)
Sale of common stock warrants	—	—	9,852
Debt issuance costs	(7,276)	—	(4,368)
Payment of cash dividend on common stock	(38,394)	(38,089)	(37,287)
Payment of withholding taxes on stock-based compensation	(392)	(1,868)	(3,383)
Proceeds from the issuance of common stock	556	1,334	1,425

Net cash provided (used) by financing activities	(36,528)	(44,505)	72,976

Change in cash and cash equivalents	9,045	4,945	(33,882)
Cash and cash equivalents, beginning of period	6,271	1,326	35,208

Cash and cash equivalents, end of period	$15,316	$6,271	$1,326

Supplemental Cash Flow Data:
Interest paid	$28,911	$35,488	$31,175
Loss on extinguishment of hedging instruments	$11,145	$—	$—
Income taxes paid, net of refund	34	(884)	355

Supplemental Noncash Transactions:
Property acquired under capital leases	$1,295	$1,850	1,359
Dividend declared, but not paid	9,628	9,576	9,449
Additions to ARO asset	88	1,242	119
See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
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
The accompanying consolidated financial statements for the Company are as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008. They represent the consolidated financial position, results of operations and cash flows of ACS Group and the following wholly owned subsidiaries:
•	Alaska Communications Systems Holdings, Inc. (“ACS Holdings”)

•	ACS of Alaska, Inc. (“ACSAK”)

•	ACS of the Northland, Inc. (“ACSN”)

•	ACS of Fairbanks, Inc. (“ACSF”)

•	ACS of Anchorage, Inc. (“ACSA”)

•	ACS Wireless, Inc. (“ACSW”)

•	ACS Long Distance, Inc. (“ACSLD”)

•	ACS Internet, Inc. (“ACSI”)

•	ACS Messaging, Inc. (“ACSM”)

•	ACS Cable Systems, Inc. (“ACSC”)

•	Crest Communications Corporation (“Crest”)

•	WCI Cable, Inc.

•	WCIC Hillsboro, LLC.

•	Alaska Northstar Communications, LLC.

•	WCI Lightpoint, LLC.

•	Worldnet Communications, Inc.

•	Alaska Fiber Star, LLC.
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
In addition to an increase of $3,119 in the Company’s accumulated deficit on December 31, 2008, the schedules that follow recast the immaterial error to reflect the balances as if they had been recorded in the proper periods.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
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
The following schedule presents a reconciliation of the effects of the adjustments made to the Company’s previously reported annual consolidated statements of operations for the twelve months ended December 31, 2009 and 2008, respectively:

	Twelve Months ended
	December 31, 2009			December 31, 2008
	As Reported	Adj	As Revised	As Reported	Adj	As Revised
Operating revenues	$346,508	$(468)	$346,040	$351,138	$(1,456)	$349,682
Operating income	33,045	(468)	32,577	14,830	(1,456)	13,374
Income (loss) before income tax (benefit) expense	(5,275)	(468)	(5,743)	(17,792)	(1,456)	(19,248)
Income tax benefit (expense)	1,982	192	2,174	6,975	599	7,574
Income (loss) before extraordinary item, net of taxes	(3,293)	(276)	(3,569)	(10,817)	(857)	(11,674)
Net income (loss)	34,053	(276)	33,777	(10,817)	(857)	(11,674)
The following schedule presents a reconciliation of the effects of the adjustments made to the Company’s previously reported consolidated statements of cash flows for the twelve months ended December 31, 2009 and 2008, respectively:

	Twelve Months ended
	December 31, 2009			December 31, 2008
	As Reported	Adj	As Revised	As Reported	Adj	As Revised
Net income	$34,053	$(276)	$33,777	$(10,817)	$(857)	$(11,674)
Deferred income taxes	(1,982)	(192)	(2,174)	(6,918)	(599)	(7,517)
Changes in operating assets and liabilities	(2,279)	468	(1,811)	(10,385)	1,456	(8,929)
Additionally, certain reclassifications have been made to the 2009 and 2008 financial statements to conform to the current reporting format and include the Company’s discontinuance of regulatory accounting under Accounting Standards Codification (“ASC”) Topic 980 Regulated Operations (“ASC 980”). As a result of the approval of a petition submitted to the Federal Communications Commission (“FCC”) to be re-characterized from a “rate-of-return” carrier to a “price-cap” carrier and other factors, the Company ceased application of

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
regulatory accounting effective July 1, 2009. See Note 2 — “Discontinuance of Regulatory Accounting” for a complete discussion of these changes.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, long-lived assets, goodwill and intangible assets, legal contingencies, stock-based compensation and income taxes. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes is reasonable under the circumstances. Assumptions are adjusted as facts and circumstances dictate. Illiquid credit markets, volatile equity and energy markets, and declines in consumer spending have combined to increase the uncertainty in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ significantly from those estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements of future periods.
Cash and Cash Equivalents
For purposes of the “Consolidated Balance Sheets” and “Consolidated Statements of Cash Flows”, the Company generally considers all highly liquid investments with a maturity at acquisition of three months or less to be cash equivalents.
Restricted Cash
In the twelve months ended December 31, 2010, the Company released $931 from restricted cash primarily representing funds released from escrow related to claims against the Crest Communications Corporation former stockholders (“Selling Stockholders”). These funds were applied toward the settlement of a capital project funded by the Crest selling shareholders and for costs incurred in connection with the current IRS audit. See Note 5 — Crest Communication Acquisition for more information on the audit. As of December 31, 2010, $3,646 remains in escrow for the indemnification of the Company pending resolution of the audit.
The remaining balance of $1,266 is held in certificates of deposit as required under the terms of certain contracts to which the Company is a party. When the restrictions are lifted, the Company will transfer these funds back into its operating accounts.
Bad Debt Reserves
The Company establishes estimated bad debt reserves against uncollectible receivables incurred during the period. These estimates are derived through a monthly analysis of account aging profiles and a review of historical recovery experience. Receivables are charged off against the allowance when management believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Company records bad debt expense as a component of Selling general and administrative expense on the “Consolidated Statements of Operations”. The Allowance for doubtful accounts at December 31, 2010, 2009 and 2008 was $6,616, $6,066 and $5,912, respectively. The Provision for uncollectable accounts for the year ended December 31, 2010, 2009 and 2008 was $2,863, $6,258 and $4,753, respectively.
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
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Property, Plant and Equipment
Telephone property, plant and equipment is stated at historical cost of construction including certain capitalized overhead and interest charges. Renewals and betterments of telephone plant are capitalized while repairs, as well as renewals of minor items, are charged to cost of sales and services as incurred. The Company uses a group composite depreciation method in accordance with industry practice. Under this method, telephone plant retired in the ordinary course of business, less salvage, is charged to accumulated depreciation with no gain or loss recognized. The composite annualized rate of depreciation for all classes of telephone property, plant, and equipment was 5.2%, 5.5% and 4.8% for 2010, 2009, and 2008, respectively. Non-telephone plant is stated at historical cost including certain capitalized overhead and interest charges, and when sold or retired a gain or loss is recognized. Depreciation of property is provided on the straight-line method over estimated service lives ranging from 2 to 50 years.
The Company is the lessee of equipment and buildings under capital leases expiring in various years through 2025. The assets and liabilities under capital leases are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the assets at the inception of the lease. The assets are amortized over the lower of their related lease terms or the estimated productive lives. Amortization of assets under capital leases is included in depreciation and amortization expense.
The Company is also the lessee of various land, building and personal property under operating lease agreements for which expense is recognized on a monthly basis. Increases in rental rates are recorded as incurred which approximates the straight-line method.
Capitalized Interest
The Company capitalizes interest charges associated with construction in progress based on a weighted average interest cost calculated on the Company’s outstanding debt. Interest expense for the years ended December 31, 2010, 2009 and 2008 was $34,754, $38,411 and $34,072, net of capitalized interest of $1,639, $3,607 and $4,984, respectively.
Asset retirement obligations
The Company records liabilities for obligations related to the retirement and removal of long-lived assets. The Company records, as liabilities, the fair value of asset retirement obligations on a discounted basis when they are incurred, which is typically at the time the asset is installed or acquired. Amounts recorded for the related assets are increased by the amount of these obligations. Over time, the liabilities increase due to the change in their present value, and the initial capitalized costs are depreciated over the useful life of the related assets. The liabilities are eventually extinguished when the asset is taken out of service.
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
Equity Method of Accounting
The Company accounts for investments greater than 20% in affiliates, which are not under Company control, by the equity method of accounting. Under this method, our equity investments are carried at acquisition cost, increased by the Company’s proportionate share of the investee’s net income, and decreased by the proportionate share of the investee’s net losses and by dividends received.
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are assessed for impairment on at least an annual basis. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their residual values and reviewed for impairment in accordance with the provisions of ASC Topic 350-20-35, Intangibles —Goodwill and Other, Subsequent measurement (“ASC 350”).

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Debt Issuance Costs
Underwriting and certain other costs associated with the issuance of the Company’s senior credit facility and senior unsecured notes are being amortized using the straight line method which approximates the effective interest method over the term of the related instruments. In the fourth quarter of 2010, the Company capitalized $7,276 in debt issuance costs incurred in obtaining its 2010 Senior Secured Credit Facility and, during 2008, the Company capitalized $4,368 of debt issuance costs of incurred in the course of its convertible debt offering. Amortization of debt issuance costs in the “Consolidated Statements of Cash Flows” for 2010, 2009 and 2008, was $4,651 (inclusive of a write off of $2,182 in debt issuance costs on the 2005 Senior Secured Credit Facility), $2,594 and $2,410, respectively.
Debt Discounts
The Company’s 2010 Senior Secured Credit Facility was issued at a 1.0% discount and the Company’s 5.75% Convertible Notes have an equity portion that is attributable to their conversion feature. These debt discounts are accreted to interest expense using the effective interest method. Accretion of debt discounts, in the “Consolidated Statements of Cash Flows” for 2010, 2009 and 2008, were $5,023, $4,374 and $2,880, respectively.
Preferred Stock
The Company has 5,000, no par, shares authorized, none of which were issued or outstanding at December 31, 2010 and 2009.
Revenue Recognition
Substantially all recurring non-usage sensitive service revenues are billed one month in advance and are deferred until earned. Non-recurring and usage sensitive revenues are billed in arrears and are recognized when earned. Certain of the Company’s bundled products and services, primarily in wireless, have been determined to be revenue arrangements with multiple deliverables. Total consideration received in these arrangements is allocated and measured using units of accounting within the arrangement based on relative fair values. Wireless offerings include wireless phones and service contracts sold together in the Company’s stores. The handset and accessories associated with these direct channel sales is recognized at the time the related wireless phone is sold and is classified as equipment sales. Monthly service revenue is recognized as services are rendered.
Prior to the Company’s conversion to price caps effective July 1, 2009, the Company participated in interstate access revenue pools with other telephone companies. These pools were funded by toll revenue and access charges regulated by the FCC within the interstate jurisdiction. Much of the interstate access revenue was initially recorded based on estimates which were derived from interim financial information, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available for the Company and the other telephone companies. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer the recognition of revenue until settlement methodologies are resolved and finalized. At December 31, 2010 the Company’s deferred revenue was $7,234 as compared to $3,255 at December 31, 2009. This increase primarily reflects a $5,896 reserve recorded in 2010 pending the settlement of a prior period amended filing for high cost loop support with National Exchange Carrier’s Association (“NECA”), offset partially by cost study true-ups from settlement of interstate access pools.
Concentrations of Risk
Cash is maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. The Company has not experienced any losses on such deposits.
The Company performs credit evaluations of its suppliers and customers. The Company’s customers do not, individually, represent a material concentration of risk. During 2010, 2009 and 2008, no customer accounted for 10% or more of consolidated revenues.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
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
At December 31, 2010, approximately 74% of the Company’s employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). The Master Collective Bargaining Agreement between the Company and the IBEW expires on December 31, 2012. This agreement governed the terms and conditions of employment for all IBEW represented employees working for the Company in the state of Alaska. The Company considers employee relations to be good however any deterioration in that relationship could have a negative impact on the Company’s operations.
The Company provides voice, data and wireless telecommunication services to its customers throughout Alaska. Accordingly, the Company’s financial performance is directly influenced by the competitive environment in Alaska, including the risk of additional entrants such as, potentially, Verizon, and by economic factors specifically in Alaska. The most significant factor is the level of Alaskan oil production since the state is almost entirely dependent on this resource for its general operating revenue. Other factors influencing the Alaskan economy include the level of tourism, government spending, and the movement of United States military personnel. Any deterioration in these markets would likely have a negative impact on the Company’s performance.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expense totaled $7,570, $7,360 and $7,074 in 2010, 2009 and 2008, respectively and is included in Selling, general and administrative expense in the Company’s “Consolidated Statements of Operations”.
Income Taxes
The Company utilizes the asset-liability method of accounting for income taxes. Under the asset-liability method, deferred taxes reflect the temporary differences between the financial and tax basis of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that management believes it is more likely than not that such deferred tax assets will not be realized. The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. The Company records interest and penalties for underpayment of income taxes as income tax expense.
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
Years Ended December 31, 2010, 2009 and 2008
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
Dividend Policy
The Company’s Board of Directors has established a dividend policy of $0.86 per share of the Company’s common stock on an annualized basis, subject to the continued performance and liquidity needs of the Company. In 2010, 2009 and 2008, the Company’s Board of Directors declared quarterly cash dividends of $0.215 per share. Dividends on the Company’s common stock are not cumulative.
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
Tax treatment. Stock-based compensation is treated as a temporary difference for income tax purposes and increases deferred tax assets until the compensation is realized for income tax purposes. To the extent that realized tax benefits exceed the book based compensation, the excess tax benefit is credited to additional paid in capital.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounting for Pensions The Company recognizes the over-funded or under-funded status of its defined benefit post-retirement plan as an asset or liability on its balance sheet, and it recognizes changes in that funded status in the year in which the changes occur. The ACS Retirement Plan, which is the Company’s sole single-employer defined benefit plan, is frozen. The ACS Retirement Plan’s accumulated benefit obligation is the actuarial present value, as of the Company’s December 31, 2010 measurement date, of all benefits attributed by the pension benefit formula.
The amount of benefit to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees or survivors and average years of service rendered. It is measured based on assumptions concerning future interest rates and future employee compensation levels. The accumulated benefit obligation for the Company’s pension plans was $14,976 and $14,129 at December 31, 2010 and December 31, 2009, respectively.
Unrecognized prior service credits and costs and net actuarial gains and losses are recognized as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The estimated net loss and prior service cost for pension benefits that will be amortized from comprehensive income into net periodic benefit cost in 2011 is $733.
Earnings per Share
The Company computes earnings per share based on the weighted number of shares of common stock and dilutive potential common share equivalents outstanding.
2. DISCONTINUANCE OF REGULATORY ACCOUNTING
Prior to July 1, 2009, the Company’s incumbent local exchange carrier (“ILEC”) operations followed the accounting for regulated enterprises prescribed by ASC 980. This accounting recognizes the economic effects of rate-making actions of regulatory bodies in the financial statements of the Company’s ILEC operations.
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
Finally, the Company experienced continuous and substantial change in the mix of customer and revenue base away from services generated by regulated rates. The Company does not expect this trend to reverse in favor of regulated revenues. Therefore, as of July 1, 2009, management determined that it was no longer appropriate to continue to apply regulatory accounting under ASC 980.
Effect of Discontinuance
Discontinuance of regulatory accounting required the Company to extinguish all of its previously established jurisdictional assets and liabilities. The Company’s jurisdictional assets accounted for the disparity between State and Federal depreciation rates. Extinguishing these assets did not affect the Company’s Consolidated Statements of Operations as the blended rates used to calculate the assets were determined to approximate the estimated useful lives of the assets. The Company’s jurisdictional liability represented the regulatory equivalent of an asset retirement obligation (“ARO”), therefore management assessed its regulated assets to determine the ARO required under ASC Topic 410 — Asset Retirement and Environmental Obligations (“ASC 410”) and retained an ARO liability of $1,285. The impact of extinguishing the Company’s jurisdictional liability net of the ARO determined in accordance with ASC 410, of $63,417 or $37,346 net of tax, was recorded as an extraordinary gain in the Company’s “Consolidated Statement of Operations” on July 1, 2009. In evaluating the Company’s discontinuance of regulatory accounting, fixed asset lives and salvage values were reviewed. Upon

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
2. DISCONTINUANCE OF REGULATORY ACCOUNTING (Continued)
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
As a result of the discontinuance of regulatory accounting, the Company has made certain reclassifications and adjustments to previously reported 2009 and 2008 financial statements to conform to current presentation. The effect of these reclassifications and adjustments, are as follows:
•	eliminated $21,096 and $41,598 of intercompany revenue and expense previously not eliminated during the six months ended June 30, 2009, and the year ended December 31, 2008, respectively;

•	reclassified $1,143 and $3,139, of bad debt expense from contra revenue to Selling, general & administrative (“SG&A”) expense in the six months ended June 30, 2009 and the year ended December 31, 2008, respectively; and

•	classified certain other operating expenses as cost of services and sales or SG&A expense, as appropriate.
The reclassifications had no affect on the Company’s previously reported operating cash flow, income before taxes, or net income.
3. COMPREHENSIVE INCOME (LOSS)
Components of comprehensive income (loss) are as follows:

	Year Ended
	December 31,
	2010	2009	2008
Net Income (loss)	$(30,688)	$33,777	$(11,674)

Minimum pension liability adjustment	202	1,269	(3,845)
Tax effect of pension liability	(83)	(521)	1,580
Interest rate swap marked to fair value	10,519	9,121	(14,738)
Tax effect of interest rate swap	(4,324)	(3,751)	6,060
Reclassification of loss on ineffective hedge	11,145	—	—
Tax effect of loss on ineffective hedge	(4,582)	—	—

Other comprehensive income (loss)	12,877	6,118	(10,943)

Total comprehensive income (loss)	$(17,811)	$39,895	$(22,617)

4. EQUITY METHOD INVESTMENT
On August 31, 2010, the Company completed the purchase of a 49% interest in TekMate, LLC, for a purchase price of $2,060. The price paid to acquire the Company’s share of the net assets of TekMate differs from the underlying book value of such net assets. This premium of $1,641 is accounted for as equity method goodwill and is included within the Equity method investment on the balance sheet. The purchase agreement included a preferred distribution to the sellers of $698 which is payable from future earnings. When the subsequent earnings of TekMate exceed $698, the Company will begin to realize its share of TekMate’s earnings in Revenue on the statement of operations. As of December 31, 2010, earnings have not exceeded the preferred distribution and no revenue has been recognized by the Company. The investment represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
4. EQUITY METHOD INVESTMENT (Continued)
     The investment in TekMate is accounted for under the equity method, and consisted of the following at December 31, 2010:

	Percent owned	Investment
TekMate, LLC	49%	$2,060
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
On October 30, 2009, during the finalization of purchase accounting, the aggregate purchase price was adjusted from $64,960 to $65,400, net of $1,072 in cash acquired and inclusive of $4,169 cash consideration that was placed in an escrow account to be used for the settlement of any potential claims of misrepresentations, breach of warranties or covenants or for other indemnifications. At December 31, 2010 $3,646 remained in the escrow account to be used for the settlement of expenses related to the current IRS audit discussed below. All other escrow issues have been resolved.
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

On April 19, 2010, the Internal Revenue Service (the “Service”) issued a Notice of Proposed Adjustment (“NOPA”) with respect to the 2006, 2007 and 2008 taxable years of Crest, which was acquired by the Company on October 30, 2008. Crest had acquired certain entities out of bankruptcy in 2002. The original majority stockholder of these entities, an Australian insurance company, AMP, had made certain advances to the entities. These entities entered into bankruptcy in 2001 and the bankruptcy court approved a plan which

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
5. CREST COMMUNICATIONS ACQUISITION (Continued)
effectively subordinated these advances to all other creditors. Upon acquiring the entities in 2002, Crest characterized the advances as equity for tax purposes. The Service is asserting that characterization of the AMP advances as equity was incorrect and that Crest had additional taxable income due to the cancellation of debt.
On November 2, 2010, the Internal Revenue Service reissued their original NOPA and issued four additional NOPAs which restate their original position on debt versus equity and assess the Company for accuracy related penalties and for adjustments to the tax treatment of optical cables, fibers and related conduit. The cancellation of indebtedness income at the amounts set out in the combined NOPAs could result in a charge to income tax expense of approximately $89,843, $50,353 of which would be a result of additional taxes payable and $39,490 of which would be a result of the reduction in recognized deferred tax assets.
The Company believes there are errors within the adjustments asserted by the Service. If the Service accepts the corrections the Company believes are appropriate, but prevails on the underlying debt versus equity issue, the result is expected to be a receivable from the IRS for the overpayment of alternative minimum tax of $2,781, a charge to income tax expense of approximately $29,678, and a net reduction in recognized deferred tax assets. The Company believes it is more likely than not that it will prevail on the factual errors included in the NOPAs; however, it is unable to conclude it is more likely than not it will prevail on the underlying debt versus equity issue. Therefore, in accordance with the guidance in ASC Topic 740 -Income Taxes (“ASC 740”), the Company recorded $29,678 in additional income tax expense and a $2,781 receivable in the second quarter of 2010, pending resolution with the Service.
The additional income tax expense is made up of two components: the first representing $11,018 for the tax effect of losing NOLs while the remaining $18,660 represents a deferred tax liability for the difference in outside basis in certain Crest subsidiaries. ASC 740 requires recognition of a deferred tax liability for outside basis differences. An outside basis difference represents the amount by which the book basis of an investment in a domestic subsidiary for financial reporting purposes exceeds the tax basis in such subsidiary. For certain Crest subsidiaries, the cancellation of debt created a difference in outside basis that the Company cannot recover in a tax-free manner and as such, a deferred tax liability was established. Through enforcing indemnification rights, preserving the corporate structure of the Crest subsidiaries and other proactive steps, it is possible to mitigate most or all of the cash impact of the $18,660 deferred tax liability for as long as the Company remains a going concern.
The Stock Purchase Agreement (“SPA”) underlying the Company’s acquisition of Crest provides for indemnification for the Company by the former stockholders (“Selling Stockholders”) of Crest. This indemnity was entered into with the intent to mitigate the impact on the Company of potential tax exposure items such as those raised by the NOPAs. The Company and the selling stockholders intend to contest all issues raised by the NOPAs through various avenues of appeal. However, should the appeals process fail to overturn the NOPAs, should the Company be unable to preserve the corporate structure of the Crest subsidiaries and should the Company prove unable to effectively enforce the indemnification provisions in the SPA, this could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
6. FAIR VALUE MEASUREMENTS
The Company has developed valuation techniques based upon observable and unobservable inputs to calculate the fair value of long-term monetary assets and liabilities. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:
•	Level 1 — Quoted prices for identical instruments in active markets;

•	Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and

•	Level 3 — Significant inputs to the valuation model are unobservable.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
6. FAIR VALUE MEASUREMENTS (Continued)
The fair values of cash and cash equivalents, net accounts receivable, and payable, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The fair value of the Company’s 2010 senior credit facility, convertible notes and other long-term obligations of $563,004 at December 31, 2010, were estimated based on dealer quoted prices. The carrying values of these liabilities were $553,309 at December 31, 2010.
Fair Value Measurements on a Recurring Basis
Financial assets and liabilities are classified in the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their level within the fair value hierarchy.
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 at each hierarchical level:

	December 31, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Non-current investments
Auction rate securities	$355	$—	$—	$355	$855	$—	$—	$855
Interest rate swaps	$6,868	$—	$6,868	$—	$—	$—	$—	$—
Liabilities:
Other long-term liabilities Interest rate swaps	$—	$—	$—	$—	$(14,796)	$—	$(14,796)	$—
The following table presents the reconciliation disclosures about fair value measurements at December 31, 2010, 2009 and 2008 using significant unobservable inputs (“Level 3”).

	2010	2009	2008
Balance, January 1	$855	$1,005	$—
Total gains or losses (realized / unrealized) included in earnings	—	—	(245)
Purchases	—	—	1,725
Sales	(500)	(150)	(475)

Balance, December 31	$355	$855	$1,005

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31	$—	$—	$245

Non-current investments consist of auction rate securities that have maturity dates greater than one year from December 31, 2010. The investments in ARS are included in Level 3 as no active market or significant other observable inputs exist. The Company assigned a value to its ARS portfolio by reviewing the value assigned to similar securities by brokerages, relative yields and assessing credit risk. An assessment was performed in which management determined that the securities were other-than-temporarily impaired, and in 2008, a charge of $245 was recognized in the statement of operations. The fair value of ARS held by the Company at December 31, 2010 decreased by $650 from the value at December 31, 2008 due to the redemption by issuers, at face value of $500 and $150, in the years ended December 31, 2010 and 2009, respectively. The Company

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
6. FAIR VALUE MEASUREMENTS (Continued)
continued to experience redemptions thus no further impairment was recorded in 2010 or 2009. The securities are interest bearing with an average yield of 0.78% and 0.48% in 2010 and 2009, respectively.
Derivative contracts, included in other long-term assets and other long term liabilities, comprised of out-of-the-money interest rate swaps that are valued using models based on readily observable market parameters for all substantial terms of the derivative contracts and thus, are classified within Level 2.
Fair Value Measurements on a Nonrecurring Basis
Beginning January 1, 2009, the Company adopted the fair value measurement requirements related to non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis. Those include assets measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, non-financial long-lived assets measured at fair value for impairment assessment and those initially measured at fair value in a business combination. The adoption of these requirements had no material impact on the consolidated financial statements. During the fourth quarter of 2009, using level three inputs, the Company performed an impairment assessment of certain long lived assets; primarily IT system software with a carrying value of $10,899. The Company determined the fair value of these assets, held in the wireline segment, to be $7,173 as of December 31, 2009. Accordingly the Company recorded an impairment charge of $3,726. During the fourth quarter of 2010, the Company recorded an additional impairment charge of $2,285 when it was determined that certain assets were abandoned.
7. ACCOUNTS RECEIVABLE
Accounts receivable — trade consists of the following at December 31, 2010 and 2009:

	2010	2009
Customers	$27,669	$25,416
Connecting companies	5,668	5,018
Other	10,264	11,046

	43,601	41,480
Less: allowance for doubtful accounts	(6,616)	(6,066)

Accounts receivable — trade, net	$36,985	$35,414

8. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following at December 31, 2010 and 2009:

	2010	2009	Useful Lives
Land, buildings and support assets*	$247,568	$246,518	3-42
Central office switching and transmission	366,154	361,784	3-12
Outside plant cable and wire facilities	678,178	669,572	6-50
Wireless switching and transmission	100,352	104,536	3-38
Other	4,026	3,991	2-5
Construction work in progress	20,440	27,357

	1,416,718	1,413,758
Less: accumulated depreciation and amortization	(1,005,736)	(965,470)

Property, plant and equipment, net	$410,982	$448,288

*	No depreciation charges are recorded for land.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
8. PROPERTY PLANT AND EQUIPMENT (Continued)
The following is a summary of property held under capital leases included in the above property, plant and equipment at December 31, 2010 and 2009:

	2010	2009
Land, buildings and support assets	$18,083	$17,010
Outside plant cable and wire facilities	—	2,115

	18,083	19,125
Less: accumulated depreciation and amortization	(7,926)	(8,539)

Property held under capital leases, net	$10,157	$10,586

Amortization of assets under capital leases included in depreciation expense for the year ended December 31, 2010, 2009, and 2008 was $1,211, $1,087 and $938, respectively. Future minimum payments, including interest, under these leases for the next five years and thereafter are as follows:

2011	$1,291
2012	1,299
2013	955
2014	537
2015	563
Thereafter	3,129

7,774
Interest	(2,580)

$5,194

The Company leases various land, buildings, right-of-ways and personal property under operating lease agreements. Rental expense under operating leases for the year ended December 31, 2010, 2009 and 2008 was $9,629, $8,247 and $7,559, respectively.
Future minimum payments under these leases for the next five years and thereafter are as follows:

2011	$8,619
2012	7,768
2013	7,432
2014	7,054
2015	6,675
Thereafter	51,451

$88,999

9. ASSET RETIREMENT OBLIGATIONS
The Company accounts for asset retirement obligations in accordance with ASC 410 which requires the Company to recognize asset retirement obligations that are conditional on future events. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability.
Historically, the Company followed ASC 980 for asset retirement obligations associated with its ILEC plant. However, the Company’s discontinuance of regulatory accounting, effective July 1, 2009, required the Company to extinguish all of its previously established jurisdictional assets and liabilities. One of the Company’s jurisdictional liabilities, required to be eliminated in 2009, represented the regulatory equivalent of an ARO, therefore management assessed its regulatory assets to determine the ARO required under ASC 410 and retained a liability of $1,285 rather than fully eliminating the balance.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
9. ASSET RETIREMENT OBLIGATIONS (Continued)
The Company’s current retirement obligation of $5,838 represents the estimated obligation related to the removal of certain cell sites at the end of their operating lease term, adjusted for accretion and depreciation over the life of the lease, as well as the removal and disposal of certain equipment and batteries in both leased and owned properties.
The following table outlines the changes in the accumulated retirement obligation liability:

Balance, January 1, 2009	$1,969
Asset retirement obligation	2,249
Accretion expense	1,267
Settlement of lease obligations	(48)

Balance, December 31, 2009	$5,437
Asset retirement obligation	88
Accretion expense	398
Settlement of lease obligations	(85)

Balance, December 31, 2010	$5,838

10. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company performs its annual impairment test as of the beginning of the fourth quarter or more frequently if events or changes in circumstance indicate possible impairment. The Company determines the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique corroborated by comparative market multiples to determine the fair value of its businesses for comparison to their corresponding book values. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor. If the book value exceeds the estimated fair value for a reporting unit, a potential impairment is indicated and ASC 350 prescribes the approach for determining the impairment amount, if any.
The testing conducted by the Company of its goodwill balance in the fourth quarter of 2010 and 2009 indicated no impairment existed. In 2008, the Company determined that goodwill attributable to its wireline operating segment was impaired resulting in an aggregate goodwill impairment charge of $29,553 that was recognized in the fourth quarter of 2008. The goodwill impairment recognized in 2008 was primarily driven by adverse equity market conditions, the industry and company’s transition from wireline to wireless products and services, decreases in current market multiples and the decline in the Company’s stock price. This impairment charge reduced goodwill but did not impact the Company’s overall business operations or cash flows. The tax benefit derived from recording the impairment charge was recorded as a deferred income tax benefit and included in the deferred tax assets as part of the net operating loss carry forwards.
Additionally, the Company annually reassesses previously recognized indefinite lived intangible assets. Cellular and PCS licenses have terms of ten years, but are renewable indefinitely through a routine process involving a nominal fee. These fees are expensed as incurred. The Company has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its Cellular and PCS licenses. Therefore, the Company is not amortizing its Cellular and PCS licenses based on the determination that these assets have indefinite lives. The Company evaluates its determination of indefinite useful lives for its Cellular and PCS licenses each reporting period. Indefinite lived intangible assets are tested for impairment at least annually by comparing the fair value of the assets to their carrying amount. In 2008, the Company determined that the gross carrying value of $88 for domain and trade names associated with the Company’s wireline segment was impaired and recorded an impairment charge of $88. At December 31, 2010 and 2009, the Company’s indefinite lived intangible asset balance consisted of $24,118 in wireless licenses.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
10. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

	Wireline	Wireless	Total
Goodwill:
Original carrying value	$29,553	$8,850	$38,403
Accumulated impairment	(29,553)	—	(29,553)

Balance, December 31, 2008, December 31, 2009 and December 31, 2010	$—	$8,850	$8,850

11. ACCOUNTS PAYABLE, ACCRUED AND OTHER CURRENT LIABILITIES
Accounts payable, accrued and other current liabilities consist of the following at December 31, 2010 and 2009:

	2010	2009
Accrued payroll, benefits, and related liabilities	$14,422	$13,706
Accounts payable — trade	12,130	15,555
Access revenue subject to refund	9,892	9,056
Dividend payable	9,628	9,576
Unsettled acquisition costs	3,646	4,020
Other	12,821	16,738

	$62,539	$68,651

12. LONG-TERM OBLIGATIONS
Long-term obligations consist of the following at December 31, 2010 and 2009:

	2010	2009
2010 senior credit facility term loan due 2016	$440,000	$—
Debt discount - 2010 senior credit facility term loan due 2016	(4,257)	—
2005 senior credit facility term loan due 2012	—	425,889
5.75% convertible notes due 2013	125,000	125,000
Debt discount - 5.75% convertible notes due 2013	(12,628)	(17,508)
Capital leases and other long-term obligations	5,194	5,969

	553,309	539,350
Less current portion	(5,213)	(793)

Long-term obligations, net of current portion	$548,096	$538,557

The aggregate maturities of long-term obligations for each of the next five years and thereafter, at December 31, 2010, are as follows:

2011	$5,213
2012	130,305
2013	5,047
2014	4,666
2015	4,721
Thereafter	420,242

$570,194

2010 Senior Secured Credit Facility
In the fourth quarter of 2010, the Company completed a transaction whereby it entered into a new $470,000 senior secured credit facility (the “2010 Senior Credit Facility”) and used $440,000 of term loan borrowings

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
12. LONG-TERM OBLIGATIONS (Continued)
under that facility, together with available cash on hand, to repay in full and redeem the $425,889 of outstanding principal under the Company’s 2005 senior credit facility, together with interest accrued thereon, to unwind three interest rate swap agreements associated with the 2005 senior credit facility at a cost of $11,145 and pay underwriters’ discounts and transaction fees and expenses associated with the refinancing transaction. Accordingly, the Company recorded a $13,339 loss on the extinguishment of debt and capitalized deferred financing costs of $7,276 related to the 2010 senior secured credit facility. The new term loan outstanding under the 2010 senior secured credit facility generally bears interest at LIBOR plus 4.0% per annum or 5.5%, whichever is greater, with quarterly principal payments equal to 0.25% of the original principal balance due beginning with first quarter of 2011. The $440,000 term portion of the facility was recorded net of a 1.0% discount, or $4,400, of the debt issuance.
Additionally, as part of the 2010 senior credit facility, the Company has a $30,000 revolving credit agreement, which was undrawn as of December 31, 2010. To the extent drawn, the revolving credit agreement generally bears interest at a rate of annual LIBOR plus 4.0% per annum or 5.5%, whichever is greater. To the extent the $30,000 revolving credit facility is not drawn, the Company will pay an annual commitment fee of 0.625% of the average daily undrawn principal amount over its term.
The Term Facility matures on October 21, 2016 and the Revolving Facility matures on October 21, 2015 unless accelerated pursuant to an event of default or as described below. The Revolver Facility shall be available on a revolving basis during the period commencing on October 21, 2010 and ending five (5) years after the closing date, unless otherwise agreed by the required Lenders and as described below.
The maturity date on the Credit Facilities may be accelerated to December 19, 2012 in the event that (a) the Company’s 5.75% convertible notes due in 2013 are not refinanced, purchased or defeased such that no more than $25,000 of principal amount of such Convertible Notes are outstanding prior that date and (b) the Borrower’s Senior Secured Leverage Ratio as of December 19, 2012 is greater than or equal to 2.75 to 1.00. The Credit Facilities also provide for events of default customary for credit facilities of this type, including non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, and insolvency and bankruptcy. After the occurrence of an event of default and for so long as it continues, the Administrative Agent or the Requisite Lenders, as defined in the Credit Agreement, may increase the interest rate then in effect on all outstanding obligations by 2.0%. Upon an event of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the Credit Facilities will become immediately due and payable and the lender commitments will be automatically terminated. Upon the occurrence and continuation of any other event of default, the Administrative Agent and/or the Requisite Lenders may accelerate payment of all obligations and terminate the Lenders’ commitments under the Credit Facilities.
In connection with the 2010 Senior Credit Facility, the Company entered into forward floating-to-fixed interest rate swaps and a buy back of the 1.5% LIBOR floor, as a component of its cash flow hedging strategy. The notional amounts of the swaps are $192,500, $115,500 and $77,000 with interest rates of 6.463%, 6.470% and 6.475%, respectively, inclusive of a 4.0% LIBOR spread. The swaps begin on June 30, 2012 and continue through September 30, 2015. In order to protect against extreme movements in LIBOR prior to the start of the swaps, the Company has acquired an interest rate cap at a cost of $119 for the period between December 31, 2010 and June 30, 2012, capping LIBOR at 3.0% on a notional principal amount of $385,000.
At September 30, 2010, due to the expected extinguishment of debt coincident with the new debt transaction, three interest rate swaps with a total notional balance of $207,900 ceased to be highly effective, and as such, the Company discontinued prospective hedge accounting and concluded it was appropriate to reclassify amounts previously recorded in Accumulated other comprehensive income related to the affected derivatives. The amount reclassified in the third quarter of 2010 from Other comprehensive income to the Interest expense line of the Consolidated Statements of Operations, as a result of the hedges becoming ineffective, was $11,258. The Company ultimately settled these swaps for $11,145 with cash on hand during the fourth quarter of 2010.
The 2010 senior secured credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and payment of dividends. The 2010 senior credit facility also requires that the Company achieve certain financial ratios quarterly.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
12. LONG-TERM OBLIGATIONS (Continued)
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
The notes are unsecured obligations of the Company, subordinate to its obligations under its 2010 senior credit facility, pay interest semi-annually in arrears on March 1 and September 1 of each year and will be convertible upon satisfaction of certain conditions. Upon conversion, holders will receive an amount in cash, shares of the Company’s common stock or a combination of both. The notes are guaranteed by substantially all of the Company’s existing subsidiaries. Holders of the notes will have the right to require the Company to repurchase all or some of their notes at 100% of their principal, plus any accrued interest, upon the occurrence of certain events.
Concurrent with the issuance of the notes, the Company entered into convertible note hedge transactions with an affiliate of one of the initial purchasers and certain other financial institutions for the purpose of reducing the potential dilution to common stockholders. If the Company is required to issue shares of its common stock upon conversion of the notes, the Company has the option of receiving up to 9,266 shares of its common stock when the price is between $12.90 and $16.42 per share upon conversion. The Company entered into warrant transactions with the same counterparties whereby the financial institutions have the option of receiving up to the same number of shares of the Company’s common stock when the price exceeds $16.42 per share upon conversion. The convertible note hedge had a cost of $20,431 and has been accounted for as an equity transaction in accordance with ASC Topic 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815-40”). Tax benefits of $1,056 were recorded for the year ended December 31, 2008, as an offset to the hedge. All future tax benefits from the deduction related to the purchase of the call option, as part of the convertible note hedge transaction, will be recorded to additional paid in capital over the term of the hedge transaction. The Company received proceeds of $9,852 related to the sale of the warrants, which has been classified as equity because they meet all of the equity classification criteria within ASC 815-40.
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
Each $1,000 principal of the notes are convertible into 77.5014 shares of the Company’s common stock, which is the equivalent of $12.90 per share, subject to adjustment upon the occurrence of specified events set forth under the terms of the note. Upon conversion, subject to certain covenants under its existing credit facility, the Company intends to pay the holders the cash value of the applicable number of shares of its common stock, up to the principal amount of the note. Amounts in excess of the principal balance may be paid in cash or in stock at the Company’s option. Holders may convert their notes, at their option, at any time prior to the close of business on the business day immediately preceding the maturity date for the notes under the following circumstances:
•	during any fiscal quarter after the fiscal quarter ended June 30, 2008 (and only during any such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is equal to or more than 130.0% of the conversion price of the notes on the applicable trading day;

•	during the five scheduled trading day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per $1,000 principal amount of the notes for each day of the measurement period was less than the 98.0% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the notes on each such day; or

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
12. LONG-TERM OBLIGATIONS (Continued)
•	upon the occurrence of specified corporate transactions described in the indenture governing the notes.
In addition, holders may also convert their notes at their option at any time beginning on November 1, 2012 and ending at the close of business on the second scheduled trading day immediately preceding the maturity date for the notes, without regard to the foregoing circumstances.
Holders who convert their notes in connection with a change of control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the notes may require the Company to repurchase for cash all or any portion of their notes for 100% of the principal amount plus accrued and unpaid interest. As of December 31, 2010, none of the conditions allowing holders of the notes to convert, or requiring the Company to repurchase the notes, had been met. The Company may not redeem the notes prior to maturity.
While it is the Company’s intent to settle the principal portion of this debt in cash, under the provisions of, ASC Topic 260-10, Earnings per Share (“ASC 260-10”), the Company must use the “if converted” method in calculating the diluted earnings per share effect of the assumed conversion of the Company’s contingently convertible debt. Under the “if converted” method, the after tax effect of interest expense related to the convertible securities is added back to net income and the convertible debt is assumed to have been converted into common stock at the earlier of the debt issuance date or the beginning of the period. The Company’s convertible debt was anti-dilutive for the twelve month periods ended December 31, 2010, 2009 and 2008.
Also in accordance with ASC 260-10, the warrants sold in connection with the hedge transaction will have no impact on earnings per share until the Company’s share price exceeds $16.42. Prior to exercise, the Company will include the effect of additional shares that may be issued using the “treasury stock” method. The call options purchased as part of the hedging transaction were anti-dilutive as of December 31, 2010 and, therefore, had no effect on earnings per share.
In May 2008, FASB required that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be accounted for by bifurcating the liability and equity components of the instruments in a manner that reflects the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. This requirement was effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008 and adoption was required to be applied retrospectively to all periods presented. Early adoption was prohibited. The Company retrospectively applied this to the $125,000, 5.75% Convertible Notes issued on April 8, 2008, bifurcating the notes into the liability portion and the equity portion attributable to the conversion feature of the notes. In doing so, the Company used the discounted cash flow approach to value the debt portion of the notes. The cash flow stream from the coupon interest payments and the final principal payment were discounted at 11% to arrive at the valuations. The Company used 11% as the appropriate discount rate after examining the interest rates for similar instruments issued in the same time frame for similar companies without the conversion feature.
The following table includes selected data regarding the convertible notes as of December 31, 2010 and 2009:

	2010	2009
Net carrying amount of the equity component	$14,076	$14,073
Principal amount of the convertible notes	$125,000	$125,000
Unamortized debt discount	$12,628	$17,508
Amortization period remaining	26 months	38 months
Net carrying amount of the convertible notes	$112,372	$107,492

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
12. LONG-TERM OBLIGATIONS (Continued)
The following table details the interest components of the convertible notes contained in the Company’s “Consolidated Statements of Operations” for the years ended December 31, 2010 and 2009, respectively:

	2010	2009
Coupon interest expense	$7,188	$7,187
Amortization of the debt discount	4,880	4,374

Total included in interest expense	$12,068	$11,561

Capital Leases and Other Long-term Obligations
The Company is a lessee under various capital leases and other financing agreements totaling $5,194 and $5,969 with a weighted average interest rate of 9.87% and 10.19% at December 31, 2010 and 2009, respectively.
13. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consist of the following at December 31, 2010 and 2009:

	2010	2009
Asset retirement obligation	$5,838	$5,437
Other liabilities	4,928	3,142
Pension liability	3,885	3,342
Refundable aid to construction	1,037	1,189
Interest rate swaps	—	14,796

	$15,688	$27,906

14. INCOME TAXES
The following table includes a reconciliation of federal statutory tax at 35% to the recorded tax benefit, for each year ended December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008
Computed federal income taxes at the statutory rate (Expense) benefit in tax resulting from:	$293	$(20,186)	$6,738
State income taxes (net of federal benefit)	(4,937)	(3,524)	1,176
Other	(515)	(90)	145
Rate change	(29)	—	—
Stock-based compensation	(52)	(97)	(485)
Extraordinary gain	—	26,071	—
Federal portion of uncertain tax position	(24,612)	—	—

Total income tax benefit (expense)	$(29,852)	$2,174	$7,574

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
14. INCOME TAX (Continued)
The income tax provision for the years ended December 31, 2010 and 2009 comprised of the following charges:

	2010	2009	2008
Current:
Federal income tax	$2,743	$—	$48
State income tax	38	—	9

Total current benefit	2,781	—	57

Deferred:
Federal income tax	(27,323)	(18,438)	5,800
State income tax	(5,310)	(5,459)	1,717
Extraordinary gain	—	26,071	—

Total deferred benefit (expense)	(32,633)	2,174	7,517

Total income tax benefit (expense)	$(29,852)	$2,174	$7,574

The Company accounts for income taxes under the asset-liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are recorded at a combined federal and state effective rate of 41.20% and 40.75% as of December 31, 2010 and 2009, respectively, are as follows:

Deferred tax assets (liabilities):	2010	2009
Current:
Accrued compensation	$2,932	$2,623
Allowance for doubtful accounts	2,719	2,494
Net operating loss carry forwards	401	151
Fair value on interest rate swaps	—	6,082
Pension liability	301	409
Specific reserves	1,107	1,028
Self insurance accruals	812	755
USAC payable	2,423	—
Other	254	272

	10,949	13,814

Long-term:
Net operating loss carry forwards	60,252	69,379
Alternative minimum tax carry forward	2,372	5,215
Intangibles and goodwill	13,315	20,318
Deferred revenue	1,565	787
Pension liability	1,848	1,824
Property, plant and equipment	19,672	17,912
Stock-based compensation	3,398	2,577
Debt issuance costs	(5,033)	(6,968)
USAC payable	—	2,369
Fair value on interest rate swaps	(2,823)	—
Crest outside tax basis difference	(18,660)	—
Other	907	581

	76,813	113,994

Total deferred tax assets, net	$87,762	$127,808

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
14. INCOME TAX (Continued)
In the year ended December 31, 2010, the Company generated a taxable loss which was offset by a tax benefit related to NOLs. Additionally, as discussed below, during the second quarter of 2010 the Company recorded a $29,678 deferred tax expense arising from the Internal Revenue service audit of Crest’s income tax returns for 2006 through 2008. In the year ended December 31, 2009, the Company generated a taxable loss. Offsetting the loss in 2009, the Company recorded a tax benefit related to NOL’s generated in 2009.
The Company files consolidated income tax returns with all if its subsidiaries for U.S. Federal purposes and with the States of Alaska and Oregon. The Company is no longer subject to examination for years prior to 2007. With the exception of the Crest audit, the Company is not currently being audited, nor has it been notified of any pending audits. Except as described below, the Company is not aware of any controversial or unsupported positions taken on its tax returns that have not either been resolved in prior audits, by amending prior returns or by adjusting NOL carry forwards to rectify its filings. The Company has a $162 and $126 current income tax receivable at December 31, 2010 and 2009, respectively. The Company has a long term income tax receivable of $2,781 and $0 at December 31, 2010 and 2009, respectively.
The Company accounts for income tax uncertainties using a threshold of “more-likely-than-not” in accordance with the provisions of ASC 740. The Company has reviewed all of its tax filings and positions taken on its returns and has not identified any material current or future effect on its consolidated results of operations, cash flows or financial position, other than the Crest audit issue described below.
In 2008, the Company acquired Crest Communications Corporation. In June 2009, the Internal Revenue Service commenced an audit of Crest’s tax returns for the years ended December 31, 2006, December 31, 2007 and October 30, 2008. In April and November of 2010, the Internal Revenue Service issued Notices of Proposed Adjustment with respect to the 2006, 2007 and 2008 taxable years of Crest. The NOPAs assess the Company for additional taxable income on cancellation of debt and related attribute reduction, for accuracy related penalties and for adjustments to the tax treatment of optical cables, fibers and related conduit. The Company has responded to the Service and believes it is more likely than not that it will prevail on the factual errors included in the NOPAs; however it is unable to conclude it is more likely than not it will prevail on the underlying debt versus equity issue. Therefore, in accordance with the guidance in ASC 740 in the second quarter of 2010, the Company recorded $29,678 in additional income tax expense and $2,781 receivable pending resolution of the matter. The Company did not recognize any interest or penalties on the deferred tax liability. See Note 5 — Crest Acquisition for more information. The eventual outcome of the audit is unknown, however the Crest purchase agreement provides for an indemnification of the Company by the previous owners which could mitigate the impact of adjustments, if any, resulting from the audits.
In connection with the provisions of ASC Topic 718, Compensation — Stock Compensation, the Company elected to calculate the pool of excess tax benefits under the modified retrospective method, but only to prior interim periods in the year of initial adoption. Future tax benefits increased $821 and decreased $548 in 2010 and 2009, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
14. INCOME TAX (Continued)
The Company has available at December 31, 2010, unused acquired and operating loss carry forwards of $150,400 for federal tax purposes and $146,973 for state tax purposes that may be applied against future taxable income as shown below:

	Total Unused Operating Loss
	Carry forwards
Year of
Expiration	Federal	State
2020	$2,209	$—
2021	34,034	30,719
2022	17,983	17,499
2023	623	7,402
2024	48,703	48,205
2025	24,344	23,414
2026	1,445	1,224
2027	1,201	73
2028	4,565	3,654
2029	8,369	8,131
2030	6,924	6,652

	$150,400	$146,973

Acquired unused operating loss carry forwards associated with the Company’s acquisition of Internet Alaska in June 2000 and Crest in October of 2008 are limited by Section 382 of the Internal Revenue Code. Internet Alaska is limited to $216 and Crest is limited to $2,227 per year. To the extent that these limits are not used they can be carried forward to subsequent years thereby effectively increasing that year’s limitation.
Section 382 of the Internal Revenue Code imposes an annual limit on the ability of loss corporations that undergo an “ownership change”. This limitation restricts the amount of operating losses that can be used to reduce its future taxable income. On December 7, 2005, the Company underwent an ownership change thereby subjecting it to the Section 382 loss limitation rules. The corrected overall annual limitation at date of ownership change was $14,874 per year annually increased by unrealized built-in gains of $10,794. The increase in limitation is in effect through the year 2010. The taxable loss generated in 2005 after the change in ownership from December 7, 2005 through the end of the year was $1,489 and has no limitations.
15. EARNINGS PER SHARE
Earnings per share are based on weighted average number of shares of common stock and dilutive potential common shares equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the “treasury stock” method. Due to the Company’s reported net losses before extraordinary items for the years ended December 31, 2010, 2009 and 2008 respectively, 3,563, 3,342 and 2,763 potential common share equivalents outstanding, which consisted of options, restricted stock and stock-settled stock appreciation rights granted to employees and deferred shares granted to directors, were anti-dilutive. Also excluded from the calculation were shares related to the Company’s convertible debt which were anti-dilutive for the twelve month periods ended December 31, 2010, 2009 and 2008.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
15. EARNINGS PER SHARE (Continued)
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Loss before extraordinary item	$(30,688)	$(3,569)	$(11,674)
Gain on extraordinary item, net of taxes	—	37,346	—

Net income (loss) applicable to common shares	$(30,688)	$33,777	$(11,674)

Weighted average common shares outstanding	44,589	44,177	43,391

Basic and diluted earnings per share:
Loss before extraordinary item	$(0.69)	$(0.08)	$(0.27)
Gain on extraordinary item, net of taxes	—	0.85	—

Net income (loss)	$(0.69)	$0.77	$(0.27)

16. STOCK INCENTIVE PLANS
Under the Company’s stock incentive plans, ACS Group, through the Compensation and Personnel Committee of its Board of Directors, may grant stock options, restricted stock, stock appreciation rights and other awards to officers, employees and non-employee directors. Since inception, ACS Group reserved 14,710 shares of authorized common stock for issuance under its stock incentive plans. In general, instruments issued under the plans vest ratably over three, four or five years and the plans terminate in 2012. After the plans terminate, all shares granted under the plan, prior to termination, continue to vest under the terms of the grant when awarded.
Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan
In July 2009, ACS shareholders approved the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan, as amended (“1999 SIP”), which permits the granting of stock options, restricted stock, stock appreciation rights and other awards to officers and employees. The Company reserved 12,160 shares under this plan. At December 31, 2010, 13,284 equity instruments were granted, 4,042 were forfeited, and 5,957 were exercised. A total of 133 shares that were surrendered for payroll taxes or exercise price may be reissued under the plan and 3,051 shares are available for grant under the plan.
The Company began granting restricted stock in 2005 in lieu of stock options as the primary equity based incentive for executive and non-union represented employees. The time based restricted stock awards have vesting terms that range from three to five years with equal annual vesting amounts. The performance based restricted stock awards cliff vest in five years and have accelerated vesting terms of one third per year if certain profitability and capital expenditure criteria are met. A long-term incentive program (“LTIP”) also exists for executive management. LTIP awards are awarded annually and cliff vest in five years with accelerated vesting in three years if cumulative three year profitability criteria are met.
The Company granted performance share units (“PSUs”) in June 2008 to certain executives under the 1999 SIP. PSUs were awarded on the condition that the participant remains employed or in the service of the Company from the date of the Agreement through the time of vesting. Compensation expense associated with outstanding performance share units were recorded over the estimated performance period which would likely result in the vesting of the awards. The amount of expense recorded each period was dependent upon an estimate of the number of shares that would ultimately be issued. As the payout of these awards was subject to the approval of the compensation committee, the awards were re-measured at each reporting period end until such time as they vested or cancelled. In March 2009, the Compensation and Personnel Committee determined that 50% of the units vested based upon completion of certain goals. In June 2009, the Committee determined approximately 80% of the remaining units had vested based upon individual achievement of the remaining goals and the balance of unvested units were cancelled.
The Company granted SSARs under the 1999 SIP to Liane Pelletier, the Company’s Chief Executive Officer and two other named executive officers in 2008 and 2009. The SSARs have a term of five years and include

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
16. STOCK INCENTIVE PLANS (Continued)
ratable vesting through April 2011.
2003 Options for Officer Inducement Grant
During 2003, the Company’s Board of Directors awarded 1,000 options as an inducement grant in hiring the Company’s Chief Executive Officer. As of December 31, 2010, 800 options have been exercised/converted and 200 are currently outstanding.
2008 Restricted Stock Unit Equivalents for Officer Inducement Grant
In September 2008, the Company entered into an amended and restated employment agreement with Liane Pelletier, the Company’s Chief Executive Officer. Under the agreement, the Company granted the executive 100 fully vested restricted stock unit equivalents (“RSUEs”). These RSUEs were settled in shares of the Company’s common stock, reserved under the 1999 SIP, on a one-for-one basis on July 31, 2009. The Company also paid cash equal to dividends declared on shares of the Company’s common stock from September 1, 2008 through July 31, 2009. The Company accounted for these RSUEs as a liability, re-measured at each reporting period, until July 31, 2009.
Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan
The 1999 Employee Stock Purchase Plan, as amended, was approved by ACS shareholders in July 2009 and will expire in December 2012. The Company reserved 1,050 shares under this plan. At December 31, 2010, 122 shares are available for issuance and sale. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week, is not more than five months in a calendar year or who are ineligible to participate due to restrictions under the Internal Revenue Code.
A participant in the purchase plan may authorize regular salary deductions up to of a maximum of 15% and a minimum of 1% of base compensation. The number shares which may be purchased by any employee during any calendar year may not exceed the lessor of 10 shares per offering period or a fair market value of $25. The amounts so deducted and contributed are applied to the purchase of shares of common stock at 85% of the lesser of the fair market value of such shares on the offering date or the purchase date for such offering period. There are two six month purchase periods in each calendar year; the offering dates are January 1 and July 1 and the purchase dates are June 30 and December 31. The first offering period under the plan commenced on January 1, 2000. Shares are purchased on the open market or issued from authorized but un-issued shares on behalf of participating employees on the purchase date and each such participant has the rights of a stockholder with respect to such shares. During the year ended December 31, 2010, approximately 18% of eligible employees elected to participate in the plan.
ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan
The non-employee director stock compensation plan, as amended was approved by ACS shareholders in July 2009. The Company reserved 500 shares under this plan. At December 31, 2010, 324 shares were awarded and 176 shares are available for grant under the plan. In 2007, the Company’s policy required directors to receive not less than 50% of their annual retainer in the form of ACS Group’s stock. Directors were permitted to elect up to 100% of their annual retainer in the form of ACS Group’s stock. Beginning January 1, 2008, the Company’s policy was revised to require that Directors receive a portion of their annual retainer in the form of ACS Group’s stock. Once a year, the Directors elect the method by which they receive their stock (issued or deferred). During the year ended December 31, 2010, 39 shares under the plan were awarded to directors, of which 22 were deferred until termination of service.
Stock Compensation Expense
Total compensation cost for share-based payments was $3,989, $4,273 and $9,477 for the twelve months ended December 31, 2010, 2009 and 2008, respectively.
The Company purchases, from shares reserved under the 1999 SIP, sufficient vested shares to cover employee payroll tax withholding requirements upon the vesting of restricted stock. From time to time the Company also purchases sufficient vested shares to cover employee payroll tax withholding requirements at the aggregate

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
16. STOCK INCENTIVE PLANS (Continued)
exercise price upon exercise of options. Shares repurchased by the Company for this purpose are reallocated to the share reserve with a value deemed to be the fair market value of the shares on the date of surrender and are set aside for future grants under the plan. The Company expects to repurchase approximately 222 shares in 2011. This amount is based upon an estimation of the number of shares of restricted stock awards expected to vest and options expected to be exercised during 2011.
Valuation Assumptions
Assumptions used for valuation of equity instruments awarded during the twelve months ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Stock options:
Risk free rate	n/a	0.25%	0.25% - 2.00%
Dividend yield	n/a	9.27%	7.59%
Expected volatility factor	n/a	36.27%	33.88%
Expected option life (years)	n/a	3.24	3.22
Restricted stock:
Risk free rate	0% - 0.25%	0% - 0.25%	0.25% - 2.25%
Quarterly dividend	$0.215	$0.215	$0.215
Expected, per annum, forfeiture rate	0% - 6.47%	0% - 5.47%	0% - 4.47%
Equity Instruments Outstanding
Stock Options and Stock Settled Stock Appreciation Rights
Stock options were not granted for the twelve months ended December 31, 2010, 2009 and 2008. There were no SSARs granted for the twelve months ended December 31, 2010. There were 775 SSARs granted for each of the twelve months ended December 31, 2009 and 2008.
Proceeds from the exercise of stock options for the year ended December 31, 2010 were $159. Information on outstanding options under the plan for the year ended December 31, 2010 is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Outstanding, January 1, 2010	2,011	$9.33
Granted	—	—
Exercised	(133)	4.67
Canceled or expired	(73)	12.84

Outstanding at December 31, 2010	1,805	9.53	2.90	$3,560

Exercisable at December 31, 2010	1,452	$9.60	2.89	2,910

Restricted Stock Units and Performance Share Units
There were 801, 845 and 846 restricted stock grants for the twelve months ended December 31, 2010, 2009 and 2008, respectively. No RSUEs were converted and no PSUs were granted in the twelve months ended December 31, 2010. However, in the years ended December 31, 2009 100 RSUEs were converted to common stock and in 2008 263 PSUs were granted.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
16. STOCK INCENTIVE PLANS (Continued)
Restricted stock grants outstanding, all of which are un-vested at December 31, 2010, are as follows:

		Weighted
		Average
	Number of	Fair
	Shares	Value
Outstanding at January 1, 2010	1,276	$7.69
Granted	801	7.42
Vested	(107)	11.96
Canceled or expired	(289)	7.74

Outstanding at December 31, 2010	1,681	$7.28

Selected Information on Equity Instruments
Select information on equity instruments under the plan for the years ended December 31, 2010, 2009 and 2008 follows:

	Twelve Months Ended
		December 31,
	2010	2009	2008
Weighted-average grant-date fair value of equity instruments granted	$7.42	$3.27	$5.87
Total fair value of shares vested during the period	$1,356	$7,300	$8,403
Total intrinsic value of options exercised	$602	$391	$4,260
Unamortized stock-based payment and the weighted average expense period at December 31, 2010, are as follows:

		Average Period
	Unamortized	to Expense
	Expense	(years)
Stock options and SARs	$32	0.3
Restricted stock and PSUs	5,342	3.0

	$5,374	3.0

17. RETIREMENT PLANS
Pension benefits for substantially all of the Company’s Alaska-based employees are provided through the Alaska Electrical Pension Fund (“AEPF”). The Company pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for, or allocated separately to, the individual employer. During 2009, the Company received a notice of Zone Freezing Election from the Joint Board of Trustees of the AEPF. The election was a onetime event allowable under the Worker, Retiree and Employer Recovery Act of 2008 which freezes the plan’s zone status for the 2008 plan year at January 1, 2008 values. The notice certified that the plan was in the Green or Safe Zone for the upcoming plan year. During 2010, the Company received notice that the plan remained in the green zone for the upcoming plan year. The Company can not accurately project any change in the plan status in future years given the uncertainty of economic conditions or the effect of actuarial valuations versus actual performance in the market. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for or allocated separately to an individual employer. The Company’s portion of the plan’s pension cost for 2010, 2009 and 2008 was $9,643, $10,799 and $11,548, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
17. RETIREMENT PLANS (Continued)
The Company also provides a 401(k) retirement savings plan covering substantially all of its employees. The plan allows for discretionary contributions as determined by the Board of Directors, subject to Internal Revenue Code limitations. There was a $101, $81 and $18 matching contribution for 2010, 2009 and 2008 respectively.
The Company also has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel’s Alaska properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 3, 1999. Accrued benefits under the ACS Retirement Plan were determined in accordance with the provisions of the CenturyTel Plan. Upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the plan. On November 1, 2000, the ACS Retirement Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPF. As a result of this amendment, prior service cost of $1,992 was recorded and is being amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”). With the down turn in the economy over the past few years, the plan is not adequately funded under ERISA at December 31, 2010. Management is currently assessing the timing and amount of a contribution the Company will make during 2011 to maintain required funding levels. Management is also estimating what additional contributions the Company may be required to make in subsequent years in the event the value of the plan’s assets remains volatile or continue to decline. The Company did not contribute to the fund in 2010 for the 2009 tax year nor did it contribute to the fund in 2008 for the 2007 tax year. The Company did make a $35 contribution in 2009 for the 2008 tax year. The Company uses a December 31 measurement date for the plan.
The following is a calculation of the funded status of the ACS Retirement Plan using beginning and ending balances for 2010 and 2009 for the projected benefit obligation and the plan assets:

	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$14,129	$13,094
Interest cost	806	838
Actuarial gain	897	971
Benefits paid	(856)	(774)

Benefit obligation at end of year	14,976	14,129

Change in plan assets:
Fair value of plan assets at beginning of year	10,787	9,538
Actual return on plan assets	1,160	1,988
Employer contribution	—	35
Benefits paid	(856)	(774)

Fair value of plan assets at end of year	11,091	10,787

Funded status	$(3,885)	$(3,342)

The plan’s projected benefit obligation equals its accumulated benefit obligation. The 2010 and 2009 liability balance of $3,885 and $3,342 respectively, is recorded on the balance sheet in other long-term liabilities.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
17. RETIREMENT PLANS (Continued)
The following table represents the net periodic pension expense for the ACS Retirement Plan for 2010, 2009 and 2008:

	2010	2009	2008
Interest cost	$806	$838	$810
Expected return on plan assets	(827)	(730)	(1,031)
Amortization of loss	637	778	157
Amortization of prior service cost	129	203	203

Net periodic pension expense	$745	$1,089	$139

In 2011, the Company expects amortization of net gains and losses of $733.

	2010	2009
Components of other comprehensive (income) loss:
Prior service cost	$—	$129
Net loss	5,230	5,302

	$5,230	$5,431

The assumptions used to account for the plan as of December 31, 2010 and 2009 are as follows:

	2010	2009
Discount rate for benefit obligation	5.16%	5.89%
Discount rate for pension expense	5.89%	6.63%
Expected long-term rate of return on assets	8.00%	8.00%
Rate of compensation increase	0.00%	0.00%
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
Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the plan:

	Minimum	Maximum
Equity securities	40%	100%
Fixed income	20%	60%
Cash equivalents	0%	10%
The plan’s asset allocations at December 31, 2010 and 2009 by asset category are as follows:

Asset Category	2010	2009
Equity securities*	61%	60%
Debt securities*	39%	39%
Other/Cash	0%	1%

*	May include mutual funds comprised of both stocks and bonds.
The following table reflects major categories of plan assets as of December 31, 2010, inputs and valuation techniques used to measure the fair value of plan assets regarding the ACS Retirement Plan:

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
17. RETIREMENT PLANS (Continued)

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	Level 1	Level 2	Level 3
Money market	$105	$105	$—	$—

Equity Securities (Investment Funds)*
International Growth	1,522	1,522	—	—
U.S. Small CAP	548	548	—	—
U.S. Large CAP	4,571	4,571	—	—
Debt Securities (Investment Funds)*
PIMCO Total Return Fund	4,345	4,345	—	—

	$11,091	$11,091	$—	$—

*	May include mutual funds comprised of both stocks and bonds.
The fundamental investment objective of the plan is to generate a consistent total investment return sufficient to pay plan benefits to retired employees while minimizing the long-term cost to the Company. The long-term (10 year and beyond) plan asset growth objective is to achieve a rate of return that exceeds the actuarial interest assumption after fees and expenses.
Because of the Company’s long-term investment objectives, the Plan administrator is directed to resist being reactive to short-term capital market developments and to maintain an asset mix that is continuously rebalanced to adhere to the plan investment mix guidelines. The Plan’s investment goal is to protect the assets’ long-term purchasing power. The Plan’s assets are managed in a manner that emphasizes a higher exposure to equity markets versus other asset classes. It is expected that such a strategy will provide a higher probability of meeting the plan’s actuarial rate of return assumption over time.
The benefits expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

2011	$903
2012	930
2013	942
2014	938
2015	997
2016-2020	5,319
The Company also has a separate executive post-retirement health benefit plan. The Alaska Communications Systems Executive Retiree Health Benefit Plan (“The ACS Health Plan”) was adopted by the Company in November 2001 and amended in October 2002. The ACS Health Plan covers a select group of former management employees and provides a graded subsidy for medical, dental and vision coverage. The Compensation and Personnel Committee of the Board of Directors decided to terminate The ACS Health Plan in January 2004. Two people qualified under the plan are eligible for future benefits and the plan is closed to future participants.
The Company uses the projected unit credit method for the determination of post-retirement health cost for financial reporting and funding purposes and complies with the funding requirements under ERISA. No contribution was made to The ACS Health Plan for 2010, 2009 or 2008, and no contribution is expected in 2011. The Company uses a December 31 measurement date for the plan.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
17. RETIREMENT PLANS (Continued)
The fundamental investment objective of the plan is to realize an annual total investment return consistent with the conservative risk tolerance plan dictated by the Company. The investment profile of the plan emphasizes liquidity and income, some capital stock investment and some fluctuation of investment return. It is anticipated that the investment manager will achieve this objective by investing the account’s assets in mutual funds. The portfolio may hold common stock, fixed income securities, money market instruments and U.S. Treasury obligations. On December 31, 2010, the plan was overfunded by $75 with plan assets of $213. The net periodic post-retirement cost for 2010 was $0.
18. BUSINESS SEGMENTS
The Company’s segments and their principal activities consist of the following:
•	Wireline — Wireline provides communication services including voice, broadband and data, next generation IP network services, network access, long distance and other services to consumers, carriers, business and government customers.

•	Wireless — Wireless products and services include voice and data products and other value added services and equipment sales.
The Company also incurs interest expense, interest income and other operating and non-operating income and expense at the corporate level, which are not allocated to the business segments nor are they evaluated by management in analyzing the performance of the business segments. These non-operating income and expense items are provided in the accompanying table under the caption “All Other” in order to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at ACS Holdings and are allocated to the business segments based on operating revenue. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2010:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$255,973	$142,161	$6,562	$(63,172)	$341,524
Intersegment revenue	55,050	1,560	6,562	—	63,172
Depreciation and amortization	58,650	11,440	1,988	—	72,078
Operating income	6,202	39,350	1,622	—	47,174
Interest expense	436	317	(35,507)	—	(34,754)
Loss on extinguishment of debt	—	—	(13,339)	—	(13,339)
Interest income	42	—	41	—	83
Income (loss) before income tax	6,680	39,667	(47,183)	—	(836)
Income tax expense	(1,059)	(16,309)	(12,484)	—	(29,852)
Net income (loss)	5,621	23,358	(59,667)	—	(30,688)
Total assets	442,136	175,771	2,708	—	620,615
Capital expenditures	27,302	8,082	2,952	—	38,336

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
18. BUSINESS SEGMENTS (Continued)
The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2009:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$260,061	$143,500	$10,926	$(68,447)	$346,040
Intersegment revenue	55,041	2,480	10,926	—	68,447
Depreciation and amortization	66,986	8,963	5,409	—	81,358
Operating income (loss)	(12,892)	45,632	(163)	—	32,577
Interest expense	2,479	703	(41,593)	—	(38,411)
Interest income	—	—	91	—	91
Income (loss) before income tax	(10,413)	46,335	(41,665)	—	(5,743)
Income tax (expense) benefit	(23,609)	(19,008)	44,791	—	2,174
Extraordinary item, net of tax	37,442	(96)	—	—	37,346
Net income	3,420	27,231	3,126	—	33,777
Total assets	486,123	183,995	5,180	—	675,298
Capital expenditures	32,953	13,575	7,681	—	54,209
With the discontinuance of regulatory accounting as of July 1, 2009, the Company recorded the elimination of its regulatory assets and liabilities resulting in an extraordinary gain in 2009. Additionally, the Company retrospectively reclassified certain items in the financial statements to conform to the current presentation. See Note 2 — “Discontinuance of Regulatory Accounting” for a detailed description of these changes. The reclassifications had no affect on the Company’s previously reported operating cash flow, income before taxes or net income.
The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2008:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$261,979	$144,843	$19,391	$(76,531)	$349,682
Intersegment revenue	54,411	2,729	19,391	—	76,531
Depreciation and amortization	52,159	8,223	13,620	—	74,002
Loss on impairment of goodwill and intangible assets	29,641	—	—	—	29,641
Operating income (loss)	(33,850)	42,409	4,815	—	13,374
Interest expense	3,665	504	(38,241)	—	(34,072)
Interest income	1	—	1,694	—	1,695
Income (loss) before income tax	(30,184)	42,913	(31,977)	—	(19,248)
Income tax (expense) benefit	4,006	(17,949)	21,517	—	7,574
Net income (loss)	(26,178)	24,964	(10,460)	—	(11,674)
Total assets	557,720	186,281	10,243	(3,216)	751,028
Capital expenditures	109,462	12,032	5,817	—	127,311
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
As a result of the NOPAs and Revised NOPAs issued in connection with the IRS audit of Crest, the Company recorded $29,678 in additional income tax expense and a $2,781 receivable based on its assessment of the more likely than not outcome of the matter. Additionally, the Company is involved in various claims, legal actions

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements, Continued
Years Ended December 31, 2010, 2009 and 2008
(In Thousands, Except Per Share Amounts)
19. COMMITMENTS AND CONTINGENCIES (Continued)
and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $1,020 as of December 31, 2010 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, with respect to the Crest Audit, should the appeals process fail to overturn the NOPA, should the Company be unable to preserve the corporate structure of the Crest subsidiaries, and should the Company prove unable to effectively enforce the indemnification provisions in the purchase agreement pursuant to which it acquired Crest, the matter could have a material effect on the Company’s consolidated financial position, results of operations and cash flows. It is the Company’s policy to expense cost associated with loss contingencies as they are incurred.
The Company pledges substantially all property, assets and revenue as collateral on its outstanding debt instruments.
20. SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Quarterly Financial Data
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010
Operating revenues	$82,447	$84,532	$89,768	$84,777
Operating income	11,005	11,806	14,796	9,567
Net income (loss)	1,270	(27,673)	(3,018)	(1,267)
Net income (loss) per share:
Basic	0.03	(0.62)	(0.07)	(0.03)
Diluted	0.03	(0.62)	(0.07)	(0.03)

2009
Operating revenues	$86,041	$85,902	$91,145	$82,952
Operating income (loss)	12,158	12,206	10,208	(1,995)
Net income (loss)	2,150	1,089	37,602	(7,064)
Net income (loss) per share:
Basic	0.05	0.02	0.85	(0.16)
Diluted	0.05	0.02	0.83	(0.16)