Form 10-Q
period 2011-03-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2011-04-29
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of the registrant’s Common Stock, as of April 15, 2011, was 45,168,592.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands except Per Share Amounts)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$15,046	$15,316
Restricted cash	4,912	4,912
Accounts receivable-trade, net of allowance of $5,179 and $6,616	34,400	36,985
Materials and supplies	7,515	6,533
Prepayments and other current assets	4,714	3,999
Deferred income taxes	13,793	10,949

Total current assets	80,380	78,694

Property, plant and equipment	1,403,515	1,416,718
Less: accumulated depreciation and amortization	(999,224)	(1,005,736)

Property, plant and equipment, net	404,291	410,982

Non-current investments	355	355
Goodwill	8,850	8,850
Intangible assets, net	24,118	24,118
Debt issuance costs	8,181	8,584
Deferred income taxes	71,158	76,813
Equity method investment	2,060	2,060
Other assets	10,384	10,159

Total assets	$609,777	$620,615

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$5,235	$5,213
Accounts payable, accrued and other current liabilities	59,512	62,539
Advance billings and customer deposits	9,332	9,568

Total current liabilities	74,079	77,320

Long-term obligations, net of current portion	548,287	548,096
Other long-term liabilities	14,800	15,688

Total liabilities	637,166	641,104

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized, 45,151 and 44,704 issued and outstanding, respectively	452	447
Additional paid in capital	156,383	166,259
Accumulated deficit	(185,461)	(188,160)
Accumulated other comprehensive income	1,237	965

Total stockholders’ equity (deficit)	(27,389)	(20,489)

Total liabilities and stockholders’ equity (deficit)	$609,777	$620,615

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands except Per Share Amounts)

	Three Months Ended
	March 31,
	2011	2010

Operating revenues	$86,593	$82,447

Operating expenses:
Cost of services and sales	32,885	32,399
Selling, general and administrative	23,278	20,770
Depreciation and amortization	14,935	18,761
(Gain) loss on disposal of assets, net	43	(488)

Total operating expenses	71,141	71,442

Operating income	15,452	11,005
Other income and expense:
Interest expense	(9,692)	(8,748)
Interest income	8	14

Total other income and expense	(9,684)	(8,734)

Income before income tax expense	5,768	2,271

Income tax expense	(3,069)	(1,001)

Net income	$2,699	$1,270

Net income per share:
Basic and Diluted	$0.06	$0.03

Weighted average shares outstanding:
Basic	44,808	44,493

Diluted	46,106	45,227

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
and Comprehensive Income
Three Months Ended March 31, 2011
(Unaudited, In Thousands except Per Share Amounts)

					Accumulated
			Additional		Other
		Common	Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit	Income	Equity (Deficit)
Balance, December 31, 2010	44,704	447	166,259	(188,160)	965	$(20,489)

Total comprehensive income	—	—	—	2,699	272	2,971

Dividends declared	—	—	(9,721)	—	—	(9,721)

Stock-based compensation	—	—	1,344	—	—	1,344

Tax benefit of convertible bond call options	—	—	417	—	—	417

Surrender of 189 shares to cover withholding taxes on stock-based compensation	—	—	(1,912)	—	—	(1,912)

Issuance of shares of common stock pursuant to stock plans, $.01 par	447	5	(4)	—	—	1

Balance, March 31, 2011	45,151	$452	$156,383	$(185,461)	$1,237	$(27,389)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$2,699	$1,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,935	18,761
Amortization of debt issuance costs and debt discount	2,014	1,830
Stock-based compensation	1,344	448
Deferred income tax (benefit) expense	3,038	939
Provision for uncollectible accounts	495	772
Other non-cash expenses	228	(216)
Changes in operating assets and liabilities	(3,059)	(6,827)

Net cash provided by operating activities	21,694	16,977

Cash Flows from Investing Activities:
Investment in construction and capital expenditures	(8,188)	(5,190)
Change in unsettled construction and capital expenditures	(859)	(5,229)
Net change in restricted accounts	—	255

Net cash used by investing activities	(9,047)	(10,164)

Cash Flows from Financing Activities:
Repayments of long-term debt	(1,294)	(7,184)
Proceeds from the issuance of long-term debt	—	12,000
Debt issuance costs	(84)	—
Payment of cash dividend on common stock	(9,628)	(9,576)
Payment of withholding taxes on stock-based compensation	(1,912)	(185)
Proceeds from the issuance of common stock	1	67

Net cash used by financing activities	(12,917)	(4,878)

Change in cash and cash equivalents	(270)	1,935
Cash and cash equivalents, beginning of period	15,316	6,271

Cash and cash equivalents, end of period	$15,046	$8,206

Supplemental Cash Flow Data:
Interest paid	$(9,838)	$(9,272)
Income tax refunds	—	66

Supplemental Noncash Transactions:
Property acquired under capital leases	$—	$1
Dividend declared, but not paid	9,721	9,595
Additions to ARO asset	7	19
See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Alaska Communications Systems Group, Inc. (“we”, “our”, “us”, the “Company”, “ACS” and “Alaska Communications®”), a Delaware corporation, provides wireline, wireless and other telecommunications and network services to consumer, business and enterprise customers in the State of Alaska and beyond using its statewide and interstate telecommunications network. The Company was formed in October of 1998 for the purpose of acquiring and operating telecommunications properties. The Company began doing business as ACS in May, 1999, following our acquisition of the Anchorage Telephone Utility and Century Telephone Enterprises, Inc. (“CenturyTel’s”) Alaska assets. The Company was rebranded as “Alaska Communications” in September of 2010.
The accompanying consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Alaska Communications Systems Group, Inc. and the following wholly owned subsidiaries:

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
In addition to the wholly owned subsidiaries, the Company has a 49% interest in TekMate LLC (“TekMate”) which is represented in the Company’s consolidated financial statements as an equity method investment.
Basis of Presentation
The consolidated financial statements and footnotes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). However, the Company believes the disclosures made are adequate to make the information presented not misleading.
In the opinion of management, the consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
2. COMPREHENSIVE INCOME
The following table describes the components of comprehensive income, net of tax, for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended
	March 31,
	2011	2010
Net income	$2,699	$1,270
Minimum pension liability adjustment	192	243
Tax effect of pension liability	(79)	(99)
Interest rate swap marked to fair value	270	1,164
Tax effect of interest rate swap	(111)	(479)

Other comprehensive income	272	829

Total comprehensive income	$2,971	$2,099

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
The fair values of cash and cash equivalents, restricted stock, net accounts receivable and payable, other short-term monetary assets and liabilities and capital leases, approximate carrying values due to their nature. The fair value of the Company’s senior credit facility, convertible notes, and other long-term obligations of $561,459 at March 31, 2011 was estimated based on dealer quoted prices. The carrying values of these liabilities were $553,522 at March 31, 2011.
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
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, at each hierarchical level:

	March 31, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Non-current investments
Auction rate securities	$355	$—	$—	$355	$355	$—	$—	$355
Other assets
Interest rate swaps	$7,138	$—	$7,138	$—	$6,868	$—	$6,868	$—
Non-current investments consist of Auction Rate Securities (“ARS”) that have maturity dates greater than one year from March 31, 2011. The investments in ARS are included in Level 3 as no active market or significant other observable inputs exist. The Company assigned a value to its ARS portfolio by reviewing the value assigned to similar securities by brokerages, relative yields and assessing credit risk.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
3. FAIR VALUE MEASURES (Continued)
The Company uses derivative financial instruments to hedge variable interest rate debt to manage interest rate risk. To the extent that derivative financial instruments are outstanding as of a period end, the fair value of those instruments, represented by the estimated amount the Company would receive or pay to terminate the agreement, is reported on the balance sheet.
Derivative contracts, included in other long-term assets, were comprised of interest rate swaps that are valued using models based on readily observable market parameters for all substantial terms and are classified within Level 2.
4. STOCK INCENTIVE PLANS
Total compensation cost for share-based payments was $1,344 and $448 for the three months ended March 31, 2011 and 2010, respectively. Included in accrued compensation expense was $35 and $37 associated with employee stock purchase plan (“ESPP”) shares yet to be awarded for the three months ended March 31, 2011 and 2010, respectively.
There were one and six restricted stock units and no options or stock appreciation rights granted during the three months ended March 31, 2011 and 2010, respectively.
5. EARNINGS PER SHARE
Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the “treasury stock method”. Potential common share equivalents, which consisted of options, restricted stock and stock-settled stock appreciation rights (“SSARs”) granted to employees, and deferred shares granted to directors, resulted in dilutive earnings per share for the three months ended March 31, 2011 and 2010. Excluded from the calculation were 500 in SSARs and 1,554 options and SSARs which were out-of-the-money and therefore anti-dilutive at March 31, 2011 and 2010, respectively. Also excluded from the calculation were shares related to the Company’s convertible debt which were anti-dilutive for the three month periods ended March 31, 2011 and 2010.
Earnings per share for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010
Earnings per share:

Net income	$2,699	$1,270

Weighted average common shares outstanding:
Basic shares	44,808	44,493
Restricted stock, options and deferred shares	1,298	734

Dilutive shares	46,106	45,227

Earnings per share:
Basic and Diluted	0.06	0.03
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
The Company also provides a 401(k) retirement savings plan covering substantially all of its employees. Contributions of $31 were made during the three months ended March 31, 2011.
The Company has a separate defined benefit plan that covers certain employees previously employed by CenturyTel. This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties. Existing plan assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan (“Plan”) on September 1, 1999. Accrued benefits under the Plan were determined in accordance with the provisions of the CenturyTel Plan and upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the CenturyTel Plan. On November 1, 2000, the Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPF. As a result of this amendment, prior service cost of $1,992 was recorded and will be amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company uses a December 31 measurement date for the Plan. The net periodic pension expense for the Plan was $186 and $268 for the three months ended March 31, 2011 and 2010. The Company made zero contributions to the Plan in the three months of 2011 and 2010, respectively. No additional contribution is expected in the remainder of 2011.
7. BUSINESS SEGMENTS
The Company’s segments and their principal activities consist of the following:
Wireline — The wireline segment comprises four lines of business: Enterprise, Retail, Wholesale and Access. It provides communication services including voice, broadband, multi-protocol label switching (“MPLS”), Metro Ethernet, network access, long distance and other services to consumer, carrier, business and government customers throughout Alaska and to and from Alaska.
Wireless — The Wireless segment provides facilities-based voice and data services and other value-added services and equipment sales statewide across Alaska with roaming coverage available in the contiguous states, Hawaii, and Canada. The Company also incurs interest expense, interest income and other operating and non-operating income and expense which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non-operating income and expense items are provided in the accompanying table under the caption “All Other” to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held by Alaska Communications Systems Holdings, Inc. and are allocated to the business segments based on operating revenue. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.
The following tables illustrate selected financial data for each segment as of and for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31, 2011
	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$63,258	$37,066	$1,875	$(15,606)	$86,593
Intersegment revenue	13,451	280	1,875	—	15,606
Income (loss) before income tax benefit (expense)	2,492	12,114	(8,838)	—	5,768
Income tax benefit (expense)	(3,478)	(4,983)	5,392	—	(3,069)
Net income (loss)	(986)	7,131	(3,446)	—	2,699
Total assets	425,500	181,601	2,676	—	609,777

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
7. BUSINESS SEGMENTS (Continued)

	Three Months Ended March 31, 2010
	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$62,859	$32,938	$1,413	$(14,763)	$82,447
Intersegment revenue	12,896	454	1,413	—	14,763
Income (loss) before income tax benefit (expense)	460	10,030	(8,219)	—	2,271
Income tax benefit (expense)	(100)	(4,127)	3,226	—	(1,001)
Net income (loss)	360	5,903	(4,993)	—	1,270
Total assets	489,626	173,755	2,265	—	665,646
8. COMMITMENTS AND CONTINGENCIES
The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of approximately $1,795 at March 31, 2011 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
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
On November 2, 2010, the Internal Revenue Service reissued their original NOPA and issued four additional NOPAs which restate their original position on debt versus equity and assess the Company for accuracy related penalties and for adjustments to the tax treatment of optical cables, fibers and related conduit. The cancellation of indebtedness income at the amounts set out in the combined NOPAs could result in a charge to income tax expense of approximately $93,285, $53,795 of which would be a result of additional taxes payable and $39,490 of which would be a result of the reduction in recognized deferred tax assets.
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts
8. COMMITMENTS AND CONTINGENCIES (Continued)
The Stock Purchase Agreement (“SPA”) underlying the Company’s acquisition of Crest provides for indemnification to the Company by the former stockholders (“Selling Stockholders”) of Crest in an amount not to exceed the amount of consideration each Selling Stockholder received. This indemnity was entered into with the intent to mitigate the impact on the Company of potential tax exposure items such as those raised by the NOPAs. The Company and the selling stockholders intend to contest all issues raised by the NOPAs through various avenues of appeal. However, should the appeals process fail to overturn the NOPAs, should the Company be unable to preserve the corporate structure of the Crest subsidiaries and should the Company prove unable to effectively enforce the indemnification provisions in the SPA or should any amounts owed exceed the indemnity obligation, or ability to pay, of the indemnifying parties under the SPA, this could have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows and liquidity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Analysts’ Reports
This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):
•	our strongly competitive environment, which comprises national and local wireless and wireline facilities-based competitors;

•	the entry of one or more additional facilities-based carriers into the Alaska market;

•	our substantial debt which (i) requires us to dedicate a substantial portion of our cash flow from operations to make payments on our debt and (ii) places pressure on our ability to access the capital markets to extend maturities and/or refinance or repurchase our 5.75% Convertible Notes due 2013 (the “Convertible Notes”) as contemplated by our senior secured credit agreement, dated October 21, 2010 (the “Senior Credit Facility”);

•	the availability of future financing in the amounts, at the terms, and subject to the conditions necessary, to support our business and pursue growth opportunities;

•	our ability to repurchase or refinance $100.0 million of our Convertible Notes, as contemplated by our Senior Credit facility;

•	our ability to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders;

•	our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including our ability to obtain new devices, spectrum, bandwidth, and other network elements;

•	our ability to develop attractive integrated products and services making use of our substantial investments in fiber optic cable facilities, including our Alaska Oregon Network (“AKORN®”) and Northstar fiber optic cables that connect Alaska to the contiguous states;

•	the financial and business performance of TekMate LLC an information technology company, of which we acquired 49% in August 2010, and our ability to use that investment to drive future sales growth;

•	unanticipated damage to one or more of our fiber-optic cables resulting from construction or digging mishaps, fishing boats or natural disasters;

•	changes in general industry and market conditions, and structural declines within the telecommunications industry;

•	changes in overall national, regional or local economic conditions;

•	governmental and public policy changes, including changes in our revenues resulting from regulatory actions affecting inter-carrier compensation or changes in revenue from Universal Service Funds (“USFs”);

•	unanticipated costs required to fund our postretirement benefit plans;

•	the success or failure of any future acquisitions;

•	loss of key personnel;

•	the outcome of an ongoing Internal Revenue Service (“IRS”) audit and the ability of certain third parties to fulfill their indemnity obligations to us in the event that there is an assessment as a result of that audit; and

•	the matters described under “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and this Quarterly Report on Form 10-Q.
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
Overview
We provide leading integrated communications services in Alaska. Our wireline and wireless communications networks extend throughout Alaska and connect to the contiguous states via our two diverse undersea fiber optic cable systems: (i) the AKORN system that we launched in April 2009 and (ii) the Northstar system that was acquired as part of the acquisition of Crest Communications Corporation in 2008.
Our wireline business comprises one of the most expansive end-to-end IP networks in Alaska and forms the foundation of our enterprise business. Our wireless business includes a statewide third generation (“3G”) wireless network.
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
We have observed variances in the factors affecting the Alaskan economy as compared to the U.S. as a whole. Some factors, particularly the price of oil and gas, usually have the opposite effect on the Alaskan economy than the U.S. economy as a whole. In forecasting the local economic conditions that affect us, we take particular note of these factors.

2011 Focus
Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on the following imperatives:
•	Grow Enterprise Revenue. We seek to serve business, government and carrier customers by providing or partnering to provide redundant, scalable and managed high bandwidth data connections, data hosting, information technology and cloud-based services throughout Alaska and to the contiguous states and beyond. We believe that by providing these customers connectivity with value-added services will enable us to successfully differentiate ourselves from our competitors.

•	Protect Our Wireless Subscribers and Grow. While our wireless business faces strong competition, we believe that recently acquired smartphone devices on the Android and other platforms combined with our high quality network and future positioning initiatives will allow us to protect the significant cash flow generated by this piece of our business.

•	Enhance Our Customers’ Experience. Our reputation for customer service is critical to our success. Our renewed focus on our customers is a key to protecting, and growing our business.

•	Enhance Our People Relations. Our business relies on our highly skilled workforce of approximately 850 employees. With a motivated, engaged, and stable workforce we can more successfully face the challenges and risks to our business.

•	Reduce Our Costs of Doing Business. While focusing resources on revenue growth and market share gains, we continually challenge our management team and employees at all levels of the organization to lower expenses.

•	Enhance Our Systems/Process Capabilities. We expect to continue to invest in technology-assisted process improvement. We expect efforts such as deploying enhanced self-service tools to customers on our web site to improve our cost structure and maintain or improve operating income margins.
We believe we can create value for our shareholders by carefully investing cash flows generated by the business in specific opportunities and transactions that support these imperatives. Under our current $0.86 per share annual dividend policy, the company returned approximately $9.6 million in cash dividends to our stockholders during the three months ended March 31, 2011.

RESULTS OF OPERATIONS
All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

		Three Months ended March 31,
(in thousands)	2011	2010	Change	% Change
Operating revenues:
Retail	$20,233	$20,642	$(409)	-2.0%
Wholesale	2,105	2,604	(499)	-19.2%
Access	15,195	15,000	195	1.3%
Enterprise	12,274	11,717	557	4.8%

Wireline	49,807	49,963	(156)	-0.3%
Wireless	36,786	32,484	4,302	13.2%

Total operating revenues	86,593	82,447	4,146	5.0%

Operating expenses:
Wireline
Cost of services and sales	18,862	19,349	(487)	-2.5%
Selling, general and administrative	17,652	15,679	1,973	12.6%
Wireless
Cost of services and sales	14,023	13,050	973	7.5%
Selling, general and administrative	5,626	5,091	535	10.5%
Depreciation and amortization	14,935	18,761	(3,826)	-20.4%
(Gain) loss on disposal of assets	43	(488)	531	-108.8%

Total operating expenses	71,141	71,442	(301)	-0.4%

Operating income	15,452	11,005	4,447	40.4%
Operating margin	17.8%	13.3%

Other income and expense:
Interest expense	(9,692)	(8,748)	(944)	10.8%
Interest income	8	14	(6)	-42.9%

Total other income and expense	(9,684)	(8,734)	(950)	10.9%

Income before income tax expense	5,768	2,271	3,497	154.0%

Income tax expense	(3,069)	(1,001)	(2,068)	206.6%

Net income	$2,699	$1,270	$1,429	112.5%

Revenue Sources by Segment
We have two reportable business segments, wireline and wireless, which conduct the following principal activities:
•	Wireline: We provide communications services including voice, data, broadband, MPLS, Metro Ethernet, network access, long distance, data hosting, and IT management and cloud based services with TekMate, to consumer, carrier, business and government customers.

•	Wireless: We provide wireless facilities-based voice and data services, products, other value-added services and equipment sales statewide across Alaska with roaming coverage available in the contiguous states, Hawaii, and Canada.

Operating Revenue
Wireline
Enterprise: Enterprise revenue increased $0.6 million from March 31, 2011 over March 31, 2010 with higher data revenue of $0.8 million, offset in part, by a $0.3 million reduction in carrier voice revenues.

Retail: Declines in retail switched access lines in service during 2011 were concentrated in the residential market which we believe continues to be impacted by wireless substitution. Retail revenue decreased $0.4 million in the three months ended March 31, 2011 over March 31, 2010, primarily due to a $0.4 million decline in local exchange revenue associated with residential and business line losses, a $0.4 million decrease in voice mail revenue due to plan changes offering free voice mail services and a $0.3 million decline in long distance sales. These losses were offset, in part, by a $0.7 million increase in revenue from our Internet Service Provider (“ISP”) subscriber base.

Wholesale: Wholesale revenues decreased $0.5 million from the same quarter in the prior year due to continued decline in leases of our unbundled network elements (“UNEs”). We believe this decline is primarily attributable to the ongoing migration of lines by our key competitor to its propriety cable telephony plant and the decision of another competitor, and wholesale customer, to exit the market. We expect wholesale revenue will continue to decline.

Access: Access revenue increased by $0.2 million from March 31, 2011 over March 31, 2010. The increase is primarily due to $1.8 million in out-of-period settlements in 2011, offset by lower customer billed interstate revenue and lower high cost loop support.
Wireless
Wireless revenue increased $4.3 million in the three months ended March 31, 2011 from the same quarter in the prior year, driven by increases of $2.1 million in revenue from non-ACS customers roaming on our network, and $1.4 million in data revenue due to the continued adoption of smart phones and the growing popularity of data rich devices. Competitive Eligible Telecommunications Carrier (“CETC”) revenue also increased by $3.4 million, inclusive of a $3.0 reserve release related to prepaid phones. Partially offsetting this increase was a $2.6 million decrease in recurring service plan and handset revenue from 14,241 fewer customers than at March 31, 2010.
Operating Expense
Wireline: Wireline operating expenses, which include local telephone, Internet, interexchange and cable systems operating costs, increased $1.5 million for the quarter ended March 31, 2011 over March 31, 2010.
Cost of Services and Sales — Wireline cost of services and sales decrease $0.5 million due to declines of $0.7 million in labor, $0.4 million in LD COGS, and $0.3 million in paystation expenses. These decreases are partially offset by increases of $0.4 million in maintenance expense, $0.2 million in ISP access and leased circuits and $0.1 million in land and building related charges.

Selling, General and Administrative — Wireline SG&A expenses increased $2.0 million driven by $1.6 million in higher stock-based compensation and cash incentive expense and $0.7 million in legal reserves, offset by a $0.2 million decrease in bad debt expense.
Wireless
Cost of Services and Sales — Wireless cost of services and sales increased $1.0 million primarily due to an increase in network costs associated with the growth in data usage from ACS customers roaming in the lower 48.

Selling, General and Administrative — SG&A expenses increased $0.5 million primarily due to an increase of $0.2 million in labor expense associated with stock-based compensation and cash based incentives and $0.1 million in higher legal reserves.

Depreciation and Amortization: Depreciation and amortization expense decreased $3.8 million in the three months ended March 31, 2011, from the same period in the prior year, due primarily to a number of pooled asset classes reaching their maximum depreciable lives. These declines were offset by additions to our asset base from the build out of our network.

Other Income and Expense: Other income and expense for the three months ended March 31, 2011 is a net expense of $9.7 million. The net increase of $1.0 million in expense over the same period in the prior year is primarily due to the October 2010 refinancing of our 2005 Senior Credit Facility, resulting in an increase in interest expense.
Income Taxes: At March 31, 2011 we had federal tax net operating loss (NOLs) carry forwards of approximately $157.5 million. Income tax expense will not involve a significant cash outflow until these NOLs are exhausted.
Liquidity and Capital Resources
Our major sources and uses of funds for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Net cash provided by operating activities	$21,694	$16,977
Investment in construction and capital expenditures	$(8,188)	$(5,190)
Change in unsettled construction and capital expenditures	$(859)	$(5,229)
Net borrowings (repayments)	$(1,294)	$4,816
Interest paid	$(9,838)	$(9,272)
Payment of cash dividend on common stock	$(9,628)	$(9,576)
Payment of withholding taxes on stock-based compensation	$(1,912)	$(185)
     Sources
We have satisfied our cash requirements in the first three months of 2011 for operations, capital expenditures and debt service primarily through internally generated funds. For the three months ended March 31, 2011, our net cash flows provided by operating activities were $21.7 million. At March 31, 2011, we had approximately $6.3 million in net working capital. Included in current assets were approximately $15.0 million in cash and cash equivalents and $4.9 million in restricted cash. As of March 31, 2011, we had access to $30.0 million under our revolving credit facility, representing 100% of available capacity.
On October 21, 2010, we entered into a new $470.0 million bank credit facility which consists of a drawn term loan of $440.0 million and an undrawn revolver of $30.0 million. The Senior Credit Facility generated net proceeds of approximately $2.4 million after repaying the existing 2005 Senior Secured Credit Facility and deducting fees and expenses associated with the debt issuance of approximately $7.4 million. The $440.0 million term loan generally bears interest at LIBOR plus 4.0% per annum or 5.5%, whichever is greater, has a term of six years and shall be repayable in quarterly installments equal to 0.25% of the original principal amount of the term loan, with the remainder to be paid on the term maturity date. The first principal payment of $1.1 million was paid March 31, 2011. The revolver, to the extent it is drawn, also generally bears interest at LIBOR plus 4.0% per annum or 5.5%, whichever is greater, and, to the extent undrawn, has commitment fees equal to 0.625% per annum. The term loan matures on October 21, 2016 and the revolver matures on October 21, 2015, except that the maturity date for our term loan and our revolver will be December 19, 2012 if we have not repurchased or refinanced at least $100.0 million of our Convertible Notes as required under our Senior Credit Facility. Both are collateralized by substantially all of our assets. The net proceeds of the Senior Credit Facility were used to repay in full, and retire, the 2005 Senior Secured Credit Facility on October 21, 2010. We intend to access the capital markets to raise new capital to repurchase in open market transactions from time to time, at varying prices, up to $125.0 million of our Convertible Notes prior to December 19, 2012.
Our Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends. The Senior Credit Facility also requires that we maintain certain financial ratios.

     Uses
Our networks require timely maintenance of plant and infrastructure. Our historical capital expenditures have been, and continue to be, significant. Cash outflows for capital expenditures for the three months ended March 31, 2011 were $9.0 million, inclusive of $0.9 million in net settlements of capital expenditure payables. We intend to fund future capital expenditures with cash on hand and net cash generated from operations.
Since October 28, 2004, we have paid quarterly dividends on our common stock. Based on current shares outstanding at April 15, 2011 of approximately 45.2 million and our current annual dividend rates of $0.86 per share, maintaining our current dividend policy would result in $38.9 million being paid to common stockholders over the next four quarters. Dividends on our common stock are not cumulative.
We believe that we will have sufficient cash on hand and cash provided by operations to service our debt, pay our quarterly dividends, and fund our operations, capital expenditures and other obligations over the next twelve months. However, our ability to make such an assessment is dependent upon our future financial performance, which is subject to future economic conditions and to financial, business, regulatory and many other factors, many of which are beyond our control. See “Item 1A Risk Factors” in our Annual Report on Form 10-K for further information regarding these risks.
Legal
We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of March 31, 2011 we have recorded litigation reserves of $1.8 million against certain claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress. See also Part II, Item 1, Legal Proceedings.
Employees
As of March 31, 2011, we employed 827 full-time employees, 14 part-time employees and 8 temporary employees. Approximately 73% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement with the IBEW, as amended, that governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska expires on December 31, 2012. Management considers employee relations to be generally good.
Recent Developments
None.
Critical Accounting Policies and Accounting Estimates
We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional discussion on the application of these and other significant accounting policies, see Note 1 — Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. These policies and estimates are considered critical because they had a material impact, or have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, materials and supplies, long-lived assets, goodwill, intangible assets, equity method investments, deferred income taxes and network access revenue reserves. Actual results may differ from those estimates as the collection of those balances is not reasonably assured.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2011, we had outstanding debt under our Senior Credit Facility. Our credit facility exposes us to risk from changes in interest rates, specifically from changes in LIBOR, or, in certain cases, the prime rate, which are used to determine the interest rates that are applicable to borrowings under the credit facility. To manage this risk, we have entered into a series of forward floating-to-fixed interest rate swap agreements and a buy back of the 1.5%

LIBOR floor that effectively fixes LIBOR on $385.0 million of the outstanding balance. These forward swaps begin June 30, 2012 and expire on September 30, 2015. We also purchased an interest rate cap that effectively caps LIBOR at 3.0% from January 1, 2011 to June 30, 2012. On March 31, 2011, we also had outstanding $125.0 million aggregate principal amount of our Convertible Notes. The notes pay interest at a fixed rate and are subordinated to our obligations under our Senior Credit Facility as well as certain hedging agreements and other secured debt available under our Senior Credit Facility.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
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
There was no change in our internal controls over financial reporting that occurred in the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of March 31, 2011 we have recorded litigation reserves of $1.8 million against certain current claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
The telecommunications industry is extremely competitive and will become even more competitive if and when Verizon enters the market.
We are aware that Verizon Wireless (“Verizon”), owner of the 700 MHz C-Block, fourth generation (“4G”) compatible, wireless spectrum license covering Alaska, has recently initiated activities which could support their possible entry into the Alaskan wireless market. We understand that Verizon has begun efforts to acquire property and has inquired about cell tower access. Despite these activities, we cannot predict whether Verizon will enter the market ultimately or if it does, whether it will build its own facilities in Alaska or provide 4G service through a local partner, or the time it will take Verizon to do either. If Verizon partners with a local provider that currently competes with us, both Verizon and such local competitor would gain strength in our market, which may be materially adverse to our revenues and future growth.
We are subject to a significant on-going IRS audit, which could require us to pay significant amounts in cash in the event the appeals process fails to overturn the proposed tax adjustments and we prove unable to effectively enforce the indemnification obligations of third parties or any amounts owed exceed the indemnity obligations, or the ability to pay, of such third parties.
As discussed in the section entitled “Legal Proceedings” in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Internal Revenue Service (the “Service”) issued a Notice of Proposed Adjustment on April 19, 2010 with respect to the 2006, 2007 and 2008 taxable years of Crest. In that notice, the Service asserts that advances made to entities which Crest acquired out of bankruptcy in 2002 should be characterized as debt for tax purposes. Crest had characterized the advances as equity for tax purposes. The Service asserts that debt characterization resulted in cancellation of indebtedness income. On November 2, 2010, the Service issued a revised Notice of Proposed Adjustment in which it continues to assert that the advances referenced above are debt for tax purposes and seeks to impose penalties in respect of the asserted income tax deficiencies. In addition, the revised notice asserts that the method employed by the same entities acquired by Crest to determine cost of goods sold related to the sales of indefeasible rights of use was unreasonable and that the entities inappropriately depreciated basis in “dark fiber.” Should the appeals process fail to overturn the proposed adjustments; should we be unable to preserve the corporate structure of the Crest subsidiaries; and should we be proven unable to effectively enforce the indemnification provisions in the Stock Purchase Agreement or should any amounts owed exceed the indemnity obligation, or ability to pay, of the indemnifying parties under the Stock Purchase Agreement, this could have a material adverse effect on our consolidated financial position, results of operations cash flows and liquidity.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Working capital restrictions and other limitations on the payment of dividends
Our Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt, and the payment of dividends. The Senior Credit Facility also requires that we maintain certain financial ratios.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.
Removed and reserved.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits:

10.1	Credit Agreement, dated as of October 21, 2010, by and among Alaska Communications Systems Holdings, Inc., as Borrower, Alaska Communications Systems Group, Inc., as Parent, several banks and other financial institutions or entities, as lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2010).

31.1	Certification of Anand Vadapalli, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Anand Vadapalli, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2011	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Anand Vadapalli Anand Vadapalli
Chief Executive Officer,
President

/s/ Wayne Graham Wayne Graham
Chief Financial Officer,
(Principal Accounting Officer)