Form 10-Q
period 2011-06-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2011-08-01
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of the registrant’s Common Stock, as of July 15, 2011, was 45,201,442.

Page
Number
PART I. Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets Unaudited As of June 30, 2011 and December 31, 2010	3

Consolidated Statements of Operations Unaudited For the Three and Six Months Ended June 30, 2011 and 2010	4

Consolidated Statements of Stockholders’ Equity (Deficit) Unaudited For the Six Months Ended June 30, 2011	5

Consolidated Statements of Cash Flows Unaudited For the Six Months Ended June 30, 2011 and 2010	6

Notes to Consolidated Financial Statements Unaudited	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	25

PART II. Other Information

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults upon Senior Securities	27

Item 4. (Removed and Reserved)	27

Item 5. Other Information	27

Item 6. Exhibits	28

Signatures	29
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
(Unaudited, In Thousands except Per Share Amounts)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$20,219	$15,316
Restricted cash	4,914	4,912
Accounts receivable-trade, net of allowance of $5,531 and $6,616	40,099	36,985
Materials and supplies	8,382	6,533
Prepayments and other current assets	3,968	3,999
Deferred income taxes	12,591	10,949

Total current assets	90,173	78,694

Property, plant and equipment	1,413,728	1,416,718
Less: accumulated depreciation and amortization	(1,012,349)	(1,005,736)

Property, plant and equipment, net	401,379	410,982

Non-current investments	355	355
Goodwill	8,850	8,850
Intangible assets, net	24,118	24,118
Debt issuance costs	10,802	8,584
Deferred income taxes	74,136	76,813
Equity method investment	2,060	2,060
Other assets	3,758	10,159

Total assets	$615,631	$620,615

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$5,687	$5,213
Accounts payable, accrued and other current liabilities	54,870	62,539
Advance billings and customer deposits	9,192	9,568

Total current liabilities	69,749	77,320

Long-term obligations, net of current portion	564,233	548,096
Other long-term liabilities	19,312	15,688

Total liabilities	653,294	641,104

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized, 45,201 and 44,704 issued and outstanding, respectively	452	447
Additional paid in capital	153,583	166,259
Accumulated deficit	(189,116)	(188,160)
Accumulated other comprehensive income (loss)	(2,582)	965

Total stockholders’ deficit	(37,663)	(20,489)

Total liabilities and stockholders’ equity (deficit)	$615,631	$620,615

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Operations
(Unaudited, In Thousands except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating revenues	$84,943	$84,532	$171,536	$166,979

Operating expenses:
Cost of services and sales	33,490	32,067	66,375	64,466
Selling, general and administrative	20,986	22,052	44,264	42,822
Depreciation and amortization	14,183	18,607	29,118	37,368
(Gain) loss on disposal of assets, net	76	—	119	(488)

Total operating expenses	68,735	72,726	139,876	144,168

Operating income	16,208	11,806	31,660	22,811

Other income and expense:
Interest expense	(9,594)	(8,096)	(19,286)	(16,844)
Loss on extinguishment of debt	(13,445)	—	(13,445)	—
Interest income	8	9	16	23

Total other income and expense	(23,031)	(8,087)	(32,715)	(16,821)

Income (loss) before income tax benefit (expense)	(6,823)	3,719	(1,055)	5,990

Income tax benefit (expense)	3,168	(31,392)	99	(32,393)

Net loss	$(3,655)	$(27,673)	$(956)	$(26,403)

Net loss per share:

Basic and diluted	$(0.08)	$(0.62)	$(0.02)	$(0.59)

Weighted average shares outstanding:
Basic and diluted	45,169	44,570	44,989	44,532

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
Six Months Ended June 30, 2011
(Unaudited, In Thousands except Per Share Amounts)

					Accumulated
			Additional		Other
		Common	Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit	Income (loss)	Equity (Deficit)
Balance, December 31, 2010	44,704	$447	$166,259	$(188,160)	$965	$(20,489)
Total comprehensive loss	—	—	—	(956)	(3,547)	(4,503)
Dividends declared	—	—	(19,454)	—	—	(19,454)
Stock-based compensation	—	—	1,432	—	—	1,432
Equity component of convertible notes issuance, net of tax	—	—	8,500	—	—	8,500
Debt issuance, net of tax	—	—	(565)	—	—	(565)
Tax benefit of convertible bond call options	—	—	3,589	—	—	3,589
Extinguishment of convertible bond options	—	—	(4,350)	—	—	(4,350)
Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(2,022)	—	—	(2,022)
Issuance of shares of common stock pursuant to stock plans, $.01 par	497	5	194	—	—	199

Balance, June 30, 2011	45,201	$452	$153,583	$(189,116)	$(2,582)	$(37,663)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(956)	$(26,403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,118	37,368
Amortization of debt issuance costs and debt discount	10,086	3,700
Stock-based compensation	1,432	1,478
Deferred income tax expense (benefit)	(99)	35,061
Provision for uncollectible accounts	1,059	1,942
Other non-cash (income) expenses	434	(112)
Changes in operating assets and liabilities	(9,356)	(8,756)

Net cash provided by operating activities	31,718	44,278

Cash Flows from Investing Activities:
Investment in construction and capital expenditures	(18,272)	(14,047)
Change in unsettled construction and capital expenditures	(1,337)	(4,648)
Net change in non-current investments	—	400
Net change in restricted accounts	(2)	955

Net cash used by investing activities	(19,611)	(17,340)

Cash Flows from Financing Activities:
Repayments of long-term debt	(101,248)	(12,362)
Proceeds from the issuance of long-term debt	120,000	12,000
Debt issuance costs	(4,784)	—
Payment of cash dividend on common stock	(19,349)	(19,171)
Payment of withholding taxes on stock-based compensation	(2,022)	(192)
Proceeds from the issuance of common stock	199	326

Net cash used by financing activities	(7,204)	(19,399)

Change in cash and cash equivalents	4,903	7,539
Cash and cash equivalents, beginning of period	15,316	6,271

Cash and cash equivalents, end of period	$20,219	$13,810

Supplemental Cash Flow Data:
Interest paid	$17,222	$14,055
Income tax refunds	—	36

Supplemental Non-cash Transactions:
Property acquired under capital leases	$1,162	$1
Dividend declared, but not paid	9,733	9,606
Additions to ARO asset	14	50
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
Basis of Presentation
The consolidated financial statements and footnotes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). However, the Company believes the disclosures made are adequate to make the information presented not misleading.
In the opinion of management, the consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.
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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
2. COMPONENTS OF COMPREHENSIVE INCOME (LOSS)
The following table describes the components of comprehensive loss, net of tax, for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(3,655)	$(27,673)	$(956)	$(26,403)
Minimum pension liability adjustment	175	140	367	383
Tax effect of pension liability	(72)	(58)	(151)	(157)
Interest rate swap marked to fair value	(6,659)	1,614	(6,389)	2,778
Tax effect of interest rate swap	2,737	(663)	2,626	(1,142)

Other comprehensive income (loss)	(3,819)	1,033	(3,547)	1,862

Total comprehensive loss	$(7,474)	$(26,640)	$(4,503)	$(24,541)

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
The fair values of cash and cash equivalents, restricted stock, net accounts receivable, and payable, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The fair value of the Company’s 2010 Senior Credit Facility, convertible notes and other long-term obligations of $573,151 at June 30, 2011 was estimated based on quoted market prices. The carrying values of these liabilities were $569,920 at June 30, 2011.
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
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, at each hierarchical level:

	June 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Non-current investments
Auction rate securities	$355	$—	$—	$355	$355	$—	$—	$355
Other assets
Interest rate swaps	$479	$—	$479	$—	$6,868	$—	$6,868	$—
Non-current investments consist of Auction Rate Securities (“ARS”) that have maturity dates greater than one year from June 30, 2011. The investments in ARS are included in Level 3 as no active market or significant

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)
3. FAIR VALUE MEASUREMENTS (Continued)
other observable inputs exist. The Company assigned a value to its ARS portfolio by reviewing the value assigned to similar securities by brokerages, relative yields and assessing credit risk. Subsequent to quarter end, the fair value of ARS held at June 30, 2011 decreased to zero due to the redemption of 100% of the remaining balance by issuers. The transaction resulted in a gain on the income statement of $174, for balances previously impaired in 2008, which will be reflected in the September 30, 2011 10-Q.
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
4. LONG-TERM OBLIGATIONS
Long-term obligations consist of the following at June 30, 2011 and December 31, 2010, respectively:

	2011	2010
2010 senior credit facility term loan due 2016	$437,800	$440,000
Debt discount - 2010 senior credit facility term loan due 2016	(3,895)	(4,257)
6.25% convertible notes due 2018	120,000	—
Debt discount - 6.25% convertible notes due 2018	(14,173)	—
5.75% convertible notes due 2013	26,660	125,000
Debt discount - 5.75% convertible notes due 2013	(2,120)	(12,628)
Capital leases and other long-term obligations	5,648	5,194

	569,920	553,309
Less current portion	(5,687)	(5,213)

Long-term obligations, net of current portion	$564,233	$548,096

The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to June 30, 2011 are as follows:

2011 (July 1 — December 31)	$2,830
2012 (January 1 — December 31)	5,746
2013 (January 1 — December 31)	32,055
2014 (January 1 — December 31)	4,652
2015 (January 1 — December 31)	4,694
2016 (January 1 — December 31)	418,342
Thereafter	121,789

$590,108

On May 10, 2011, the Company closed the sale of $120,000 aggregate principal amount of its 6.25% Convertible Notes due 2018 (“6.25% Notes”) to certain initial purchasers in a private placement. The Company received net proceeds from the offering of $115,300 after underwriter fees and other associated costs. The Company used $98,340 of the proceeds to repurchase its 5.75% notes at a premium of 7%. In connection with the repurchase, the Company recognized a loss on extinguishment of debt of $13,445 for the difference between the net carrying amount of the notes and the repurchase amount.
The 6.25% Notes are fully and unconditionally guaranteed (“Note Guarantees”), on a joint and several unsecured basis, by all of the Company’s existing, majority owned subsidiaries, other than its license subsidiaries, and certain of the Company’s future domestic subsidiaries (“Guarantors”). The 6.25% Notes will pay interest semi-annually on May 1 and November 1 at a rate of 6.25% per year and will mature on May 1, 2018.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
4. LONG-TERM OBLIGATIONS (Continued)
The 6.25% Notes will be convertible at an initial conversion rate of 97.2668 shares of Common Stock per $1,000 principal amount of the 6.25% Notes, which is equivalent to an initial conversion price of approximately $10.28 per share of Common Stock. The Company may not redeem the 6.25% Notes prior to maturity.
Beginning on February 1, 2018, the 6.25% Notes will be convertible by the holder at any time until 5:00 p.m., New York City time, on the second scheduled trading-day immediately preceding the stated maturity date.
Prior to February 1, 2018, holders may convert the 6.25% Notes:
•	During any fiscal quarter beginning after June 30, 2011 following any previous fiscal quarter in which the trading price of the Company’s common stock equals or exceeds 130% of the conversion price of the 6.25% Notes for at least 20 trading-days during the last 30 trading-days of the previous fiscal quarter;
•	During any five business day period following any five trading-day period in which the trading price of the 6.25% Notes is less than 98% of parity value on each day of that five trading-day period; and
•	Upon the occurrence of certain significant corporate transactions, holders who convert their 6.25% Notes, in connection with a change of control, may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or delisting, the holders of the 6.25% Notes may require the Company to repurchase for cash all or any portion of their 6.25% Notes for 100% of the principal amount plus accrued and unpaid interest. As of June 30, 2011, none of the conditions allowing holders of the 6.25% Notes to convert, or requiring the Company to repurchase the 6.25% Notes, had been met.
Additionally, the 6.25% Notes contain events of default which, if they occur, entitle the holders of the 6.25% Notes to declare them to be immediately due and payable. Those events of default include: (i) payment defaults on either the notes themselves or other large obligations; (ii) failure to comply with the terms of the notes; and (iii) most bankruptcy proceedings.
The 6.25% Notes are unsecured obligations, subordinated in right of payment to the Company’s obligations under its Senior Credit Facility as well as certain hedging agreements within the meaning of the Company’s Senior Credit Facility. The 6.25% Notes also rank equally in right of payment with all of the Company’s other existing and future senior indebtedness and are senior in right of payment to all of the Company’s future subordinated obligations. The Note Guarantees are subordinated in right of payment to the Guarantors’ obligations under the Company’s Senior Credit Facility as well as certain hedging agreements within the meaning of the Company’s Senior Credit Facility.
Convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, must be accounted for by bifurcating the liability and equity components of the instruments in a manner that reflects the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company applied this rate to the $120,000 6.25% Notes, bifurcating the notes into the liability portion and the equity portion attributable to the conversion feature of the notes. In doing so, the Company used the discounted cash flow approach to value the debt portion of the notes. The cash flow stream from the coupon interest payments and the final principal payment were discounted at 8.57% to arrive at the valuations. The Company used 8.57% as the appropriate discount rate after examining the interest rates for similar instruments issued in the same time frame for similar companies without the conversion feature.
Further, while it is the Company’s intent to settle the principal portion of this debt in cash, under the provisions of Accounting Standards Codification (“ASC”) 260-10-45-44, the Company must use the “if converted” method in calculating the diluted earnings per share effect of the assumed conversion of the contingently convertible debt. Under the “if converted” method, the after tax effect of interest expense related to the convertible securities is added back to net income, and the convertible debt is assumed to have been converted into common stock at the earlier of the debt issuance date or the beginning of the period.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
5. STOCK INCENTIVE PLANS
Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan
On June 10, 2011, ACS shareholders approved the Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan (“2011 Plan”) which permits the granting of stock options, restricted stock, stock settled appreciation rights (“SSARs”) and other awards to officers, employees, consultants and non-employee directors. Upon the effective date of the 2011 Plan, the Company has ceased awarding new grants under the ACS 1999 Stock Incentive Plan and the ACS 1999 Director Stock Compensation Plan (“Prior Plans”). The Company has reserved 3,810 shares under the 2011 Plan and 1,627 shares remain subject to outstanding awards under the Prior Plans. To the extent that any outstanding awards under Prior Plans are forfeited or expire or such awards are settled in cash, the shares will again be available for future grants under the 2011 Plan. In the six months ended at June 30, 2011, 7 equity instruments were granted under the 2011 Plan and 1 equity instrument was granted under the Prior Plans. Additionally, 2 equity instruments were forfeited and are available for re-granting under the 2011 Plan. At June 30, 2011 a total of 3,805 shares were available for grant under the 2011 Plan.
As of June 2011, non-employee director stock awards will be granted from the 2011 Plan. Since January 2008, the Company has maintained a policy which requires that Directors receive a portion of their annual retainer in the form of ACS Group’s stock. Once a year, the Directors elect the method by which they receive their stock (issued or deferred). During the six months ended June 30, 2011, 7 shares under the 2011 Plan were awarded to directors, of which 3 were deferred until termination of service.
Total compensation cost for share-based payments was $1,432 and $1,478 for the six months ended June 30, 2011 and 2010, respectively.
There were 8 and 453 restricted stock units granted in the six months ended June 30, 2011 and 2010, respectively.
The following table describes the assumptions used for valuation of equity instruments awarded during the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,
	2011	2010
Restricted stock:
Risk free rate	0%	0%
Quarterly dividend per share	$0.215	$0.215
Expected, per annum, forfeiture rate	0%	0% - 6.47%
6. EARNINGS PER SHARE
Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the “treasury stock method”. Due to the Company’s net loss for the three and six months ended June 30, 2011, 1,696 potential common share equivalents, which consisted of options, restricted stock and SSARs granted to employees, and deferred shares granted to directors, were anti-dilutive and excluded from the calculation. Also excluded from the calculation were shares related to the Company’s 5.75% and 6.25% Convertible Notes which were anti-dilutive for the three and six month periods ended June 30, 2011 and 2010.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
6. EARNINGS PER SHARE (Continued)
Earnings per share for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Earnings per share:
Net loss	$(3,655)	$(27,673)	$(956)	$(26,403)

Weighted average common shares outstanding:
Basic shares	45,169	44,570	44,989	44,532
Restricted stock, options and deferred shares	—	—	—	—

Dilutive shares	45,169	44,570	44,989	44,532

Loss per share:
Basic and diluted	$(0.08)	$(0.62)	$(0.02)	$(0.59)

7. RETIREMENT PLANS
Pension benefits for substantially all of the Company’s employees are provided through the Alaska Electrical Pension Fund (“AEPF”). The Company pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for, or allocated separately to, the individual employer. Further, the Company cannot accurately project any change in the funding status in future years given the uncertainty of economic conditions or the effect of actuarial valuations versus actual performance in the market.
The Company also provides a 401(k) retirement savings plan covering substantially all of its employees.
The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties. Existing assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan (“Plan”) on September 1, 1999. Accrued benefits under the Plan were determined in accordance with the provisions of the CenturyTel Plan and upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the CenturyTel Plan. On November 1, 2000, the Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPF. As a result of this amendment, prior service cost of $1,992 was recorded and has been amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company uses a December 31 measurement date for the Plan. The net periodic pension expense for the Plan was $130 and $316 for the three and six months ended June 30, 2011 and $105 and $373 for the three and six months ended June 30, 2010. The Company made no contributions to the Plan in the three and six months ended June 30, 2011 and 2010, respectively. No additional contribution is expected in the remainder of 2011.
8. BUSINESS SEGMENTS
The Company’s segments and their principal activities consist of the following:
Wireline — The wireline segment comprises four lines of business: Enterprise, Retail, Wholesale and Access. The segment provides communication and Information Technology (“IT”) services including voice, broadband, multi-protocol label switching (“MPLS”), Metro Ethernet, network access, long distance and other IT infrastructure hosting and management services to consumer, carrier, business and government customers throughout Alaska and to and from Alaska.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
8. BUSINESS SEGMENTS (Continued)
Wireless — The Wireless segment provides facilities-based voice and data services and other value-added services and equipment sales statewide across Alaska with roaming coverage available in the contiguous states, Hawaii and Canada.
The Company also incurs interest expense, interest income and other operating and non-operating income and expense which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non-operating income and expense items are provided in the accompanying table under the caption “All Other” to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held by ACS Holdings and are allocated to the business segments based on operating revenue. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.
The following tables illustrate selected financial data for each segment as of and for the three months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30, 2011
	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$63,193	$36,892	$1,890	$(17,032)	$84,943
Intersegment revenue	14,865	277	1,890	—	17,032
Income (loss) before income tax benefit (expense)	4,777	10,642	(22,242)	—	(6,823)
Income tax benefit (expense)	(4,385)	(4,374)	11,927	—	3,168
Net income (loss)	392	6,268	(10,315)	—	(3,655)
Total assets	426,813	186,225	2,593	—	615,631

	Three Months Ended June 30, 2010
	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$63,275	$35,347	$1,476	$(15,566)	$84,532
Intersegment revenue	13,661	429	1,476	—	15,566
Income (loss) before income tax benefit (expense)	480	10,605	(7,366)	—	3,719
Income tax benefit (expense)	71	(4,360)	(27,103)	—	(31,392)
Net income (loss)	551	6,245	(34,469)	—	(27,673)
Total assets	459,757	165,960	1,634	—	627,351
The following tables illustrate selected financial data for each segment as of and for the six months ended June 30, 2011 and 2010, respectively:

	Six Months Ended June 30, 2011
	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$126,451	$73,958	$3,765	$(32,638)	$171,536
Intersegment revenue	28,316	557	3,765	—	32,638
Income (loss) before income tax benefit (expense)	7,269	22,756	(31,080)	—	(1,055)
Income tax benefit (expense)	(7,863)	(9,357)	17,319	—	99
Net income (loss)	(594)	13,399	(13,761)	—	(956)
Total assets	426,813	186,225	2,593	—	615,631

	Six Months Ended June 30, 2010
	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$126,134	$68,285	$2,889	$(30,329)	$166,979
Intersegment revenue	26,557	883	2,889	—	30,329
Income (loss) before income tax expense	940	20,635	(15,585)	—	5,990
Income tax expense	(29)	(8,487)	(23,877)	—	(32,393)
Net income (loss)	911	12,148	(39,462)	—	(26,403)
Total assets	459,757	165,960	1,634	—	627,351

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
9. COMMITMENTS AND CONTINGENCIES
The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of approximately $350 at June 30, 2011. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
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
On November 2, 2010, the Service reissued their original NOPA and issued four additional NOPAs which restated their original position on debt versus equity and assessed the Company for accuracy related penalties and for adjustments to the tax treatment of optical cables, fibers and related conduit. The cancellation of indebtedness income at the amounts set out in the combined NOPAs could result in a charge to income tax expense of approximately $93,285, $53,795 of which would be a result of additional taxes payable and $39,490 of which would be a result of the reduction in recognized deferred tax assets.
On May 31, 2011, the Service issued a 30-day letter and revenue agent’s report which restated the Service’s position in the NOPAs while adding certain additional adjustments. The adjustments in the 30-day letter reduced the impact of the Service’s position and could result in a charge to income tax expense of approximately $89,559, $50,069 of which would be a result of additional taxes payable and $39,490 of which would be a result of the reduction in recognized deferred tax assets.
The Company believes there are errors within the adjustments asserted by the Service. If the Service accepts the corrections the Company believes are appropriate, but prevails on the underlying debt versus equity issue, the result is expected to be a receivable from the Service for the overpayment of alternative minimum tax of $2,781, a charge to income tax expense of approximately $29,678 and a net reduction in recognized deferred tax assets. The Company believes it is more likely than not that it will prevail on the factual errors included in the NOPAs; however, it is unable to conclude it is more likely than not it will prevail on the underlying debt versus equity issue. Therefore, in accordance with the guidance in ASC Topic 740 -Income Taxes (“ASC 740”), the Company recorded $29,678 in additional income tax expense and a $2,781 receivable in the second quarter of 2010. To date, management’s position has not changed and no further entries have been recorded pending resolution with the Service.
The additional income tax expense is made up of two components: the first representing $11,018 for the tax effect of losing net operating loss (“NOLs”) while the remaining $18,660 represents a deferred tax liability for the difference in outside basis in certain Crest subsidiaries. ASC 740 requires recognition of a deferred tax liability for outside basis differences. An outside basis difference represents the amount by which the book basis of an investment in a domestic subsidiary for financial reporting purposes exceeds the tax basis in such subsidiary. For certain Crest subsidiaries, the cancellation of debt created a difference in outside basis that the Company cannot recover in a tax-free manner and as such, a deferred tax liability was established. Through enforcing indemnification rights, preserving the corporate structure of the Crest subsidiaries and other proactive steps, it is possible to mitigate most or all of the cash impact of the $18,660 deferred tax liability for as long as the Company remains a going concern.
The Stock Purchase Agreement (“SPA”) underlying the Company’s acquisition of Crest provides for indemnification to the Company by the former stockholders (“Selling Stockholders”) of Crest in an amount not to exceed the amount of consideration each Selling Stockholder received. This indemnity was entered into with the intent to mitigate the impact on the Company of potential tax exposure items such as those raised by the NOPAs. The Company and the Selling Stockholders are contesting all issues raised by the Service through various avenues of appeal. However, should the appeals process fail to overturn the Service’s positions, should the Company be unable to preserve the corporate structure of the Crest subsidiaries and should the Company

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited, In Thousands except Per Share Amounts)
9. COMMITMENTS AND CONTINGENCIES (Continued)
prove unable to effectively enforce the indemnification provisions in the SPA or should any amounts exceed the indemnity obligation, or ability to pay, of the indemnifying parties under the SPA, this could have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows and liquidity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements and Analysts’ Reports
This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):
•	our strongly competitive environment, which comprises national and local wireless and wireline facilities-based competitors;

•	the entry of one or more additional facilities-based carriers into the Alaska market;

•	governmental and public policy changes, including changes in our revenues resulting from regulatory actions affecting inter-carrier compensation or changes in revenue from Universal Service Funds (“USFs”);

•	our substantial debt which requires us to dedicate a substantial portion of our cash flow from operations to make debt payments and places pressure on our ability to access the capital markets and to fund capital opportunities;

•	the availability of future financing in the amounts, at the terms, and subject to the conditions necessary, to support our business and pursue growth opportunities;

•	our ability to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders;

•	our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including our ability to obtain new devices, spectrum, bandwidth, and other network elements;

•	our ability to develop attractive integrated products and services making use of our substantial investments in fiber optic cable facilities, including our Alaska Oregon Network (“AKORN®”)and Northstar fiber optic cables that connect Alaska to the contiguous states;

•	unanticipated damage to one or more of our fiber optic cables resulting from construction or digging mishaps, fishing boats or natural phenomena;

•	changes in general industry and market conditions, and structural declines within the telecommunications industry;

•	a maintenance failure of our network or data centers;

•	a failure of back-office information technology systems;

•	a third party claim that the Company is infringing upon their intellectual property, resulting in significant litigation or licensing expenses, or the loss of our ability to sell or support certain products;

•	changes in overall national, regional or local economic conditions;

•	unanticipated costs required to fund our post-retirement benefit plans;

•	the financial and business performance of TekMate LLC, an information technology company, of which we acquired 49% in August 2010 and our ability to use that investment to drive future sales growth;

•	the success or failure of any future acquisitions;

•	the outcome of an ongoing Internal Revenue Service audit and the ability of certain third parties to fulfill their indemnity obligations to us in the event that there is an assessment as a result of that audit; and

•	the matters described under “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, this report and subsequent Quarterly Report on Form 10-Q.
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
Overview
We provide leading integrated communications services in Alaska. Our wireline and wireless communications networks extend throughout Alaska and connect to the contiguous states via our two diverse undersea fiber optic cable systems.
Our wireline business comprises one of the most expansive end-to-end Internet Protocol (“IP”) networks in Alaska and forms the foundation of our enterprise business. Our wireless business includes a statewide third generation (“3G”) wireless network.
The sections that follow provide information about important aspects of our operations and investments and include discussions of our results of operations, financial condition and sources and uses of cash. In addition, we have highlighted key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information we use in evaluating our own performance and allocating our resources. We also monitor the state of the economy in general. In doing so, we compare Alaskan economic activity with broader economic conditions. In general, we believe that the Alaskan telecommunications market, as well as general economic activity in Alaska, is affected by certain economic factors, which include:
•	investment activity in the oil and gas markets;

•	tourism levels;

•	governmental spending and activity of military personnel;

•	the price of terrestrial and IP based telecommunications bandwidth;

•	the growth in demand for IP based services;

•	local customer preferences;

•	unemployment levels; and

•	housing activity.
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

2011 Focus
Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on the following imperatives:
•	Grow Enterprise Revenue. We seek to serve business, government and carrier customers by providing or partnering to provide redundant, scalable and managed high bandwidth data connections, data hosting, information technology and cloud-based services throughout Alaska and to the contiguous states and beyond. We believe that by providing these customers connectivity with value-added services will enable us to successfully differentiate ourselves from our competitors.

•	Protect and Grow Our Wireless Subscribers. While our wireless business faces strong competition, we believe that recently acquired smartphone devices on the Android and other platforms combined with our high quality network and future positioning initiatives will allow us to protect the significant cash flow generated by this piece of our business.

•	Enhance Our Customers’ Experience. Our reputation for customer service is critical to our success. Our renewed focus on our customers is a key to protecting and growing our business.

•	Enhance Our People Relations. Our business relies on our highly skilled workforce of approximately 820 employees. With a motivated, engaged and stable workforce, combined with greater engagement in the communities in which we serve, we can more successfully face the challenges and risks to our business.

•	Reduce Our Costs of Doing Business. While focusing resources on revenue growth and market share gains, we continually challenge our management team and employees at all levels of the organization to lower expenses.

•	Enhance Our Systems/Process Capabilities. We expect to continue to invest in technology-assisted process improvement. We expect efforts such as deploying enhanced self-service tools to customers on our web site to improve our cost structure and maintain or improve operating income margins.
We believe we can create value for our shareholders by carefully investing cash flows generated by the business in specific opportunities and transactions that support these imperatives. Additionally, our Board of Directors has established an annual dividend of $0.86 per share returning approximately $9.7 million and $19.3 million in cash dividends to our stockholders during the three and six months ended June 30, 2011.

RESULTS OF OPERATIONS
All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

	Three Months Ended June 30,
(in thousands)	2011	2010	Change	% Change
Operating revenues:
Enterprise	$12,615	$11,800	$815	6.9%
Retail	20,427	20,720	(293)	-1.4%
Wholesale	2,031	2,428	(397)	-16.4%
Access	13,255	14,666	(1,411)	-9.6%

Wireline	48,328	49,614	(1,286)	-2.6%
Wireless	36,615	34,918	1,697	4.9%

Total operating revenues	84,943	84,532	411	0.5%

Operating expenses:
Wireline
Cost of services and sales	18,409	18,980	(571)	-3.0%
Selling, general and administrative	15,611	16,298	(687)	-4.2%
Wireless
Cost of services and sales	15,081	13,087	1,994	15.2%
Selling, general and administrative	5,375	5,754	(379)	-6.6%
Depreciation and amortization	14,183	18,607	(4,424)	-23.8%
Loss on disposal of assets	76	—	76	100.0%

Total operating expenses	68,735	72,726	(3,991)	-5.5%

Operating income	16,208	11,806	4,402	37.3%
Operating margin	19.1%	14.0%

Other income and expense:
Interest expense	(9,594)	(8,096)	(1,498)	18.5%
Loss on extinguishment of debt	(13,445)	—	(13,445)	100.0%
Interest income	8	9	(1)	-11.1%

Total other income and expense	(23,031)	(8,087)	(14,944)	184.8%

Income (loss) before income tax benefit (expense)	(6,823)	3,719	(10,542)	-283.5%
Income tax benefit (expense)	3,168	(31,392)	34,560	-110.1%

Net loss	$(3,655)	$(27,673)	$24,018	-86.8%

Revenue Sources by Segment
We have two reportable business segments, wireline and wireless, which conduct the following principal activities:
•	Wireline: We provide communications services including voice, data, broadband, MPLS, Metro Ethernet, network access, long distance, data hosting and IT management and cloud-based services with TekMate, to consumer, carrier, business and government customers.

•	Wireless: We provide wireless facilities-based voice and data services, products, other value-added services and equipment sales statewide across Alaska with roaming coverage available in the contiguous states, Hawaii and Canada.

Operating Revenue
Wireline
Enterprise: Enterprise revenue increased $0.8 million in the quarter ended June 30, 2011 over June 30, 2010 with higher data revenue of $0.8 million offset, in part, by a $0.1 million reduction in carrier voice revenues.
Retail: Declines in retail switched access lines in service during 2011 were concentrated in the residential market which we believe continues to be impacted by wireless substitution. Retail revenue decreased $0.3 million in the three months ended June 30, 2011 over June 30, 2010, primarily due to a $0.4 million decline in local exchange revenue associated with residential and business line losses, a $0.4 million decrease in voice mail revenue due to plan changes offering free voice mail services and a $0.3 million decline in long distance sales. These losses were offset, in part, by a $0.8 million increase in revenue from our Internet Service Provider (“ISP”) subscriber base as customers move to higher bandwidth rate plans.
Wholesale: Wholesale revenues decreased $0.4 million from the same quarter in the prior year due to continued decline in leases of our unbundled network elements (“UNEs”). We believe this decline is primarily attributable to the on-going migration of lines by our key competitor to its propriety cable telephony plant and the decision of another competitor, and wholesale customer, to exit the market. We expect wholesale revenue will continue to decline.
Access: Access revenue decreased by $1.4 million from June 30, 2011 over June 30, 2010. The decrease is primarily due to $0.9 million lower high cost loop support and $0.4 million lower customer billed interstate revenue due to fewer access lines in service and rate reductions in the current year.
Wireless
Wireless revenue increased $1.7 million in the three months ended June 30, 2011, from the same quarter in the prior year, primarily driven by an increase of $3.4 million in revenue from non-ACS customers roaming on our network. Partially offsetting this increase were decreases of $1.1 million in service revenue due to a decline in subscribers, $0.5 million in equipment revenue driven by equipment subsidies on higher gross activations, and $0.1 million in wholesale and other revenue.
Operating Expense
Wireline: Wireline operating expenses, which include local telephone, Internet, interexchange and cable systems operating costs, decreased $1.3 million in the quarter ended June 30, 2011 over June 30, 2010.
Cost of Services and Sales — Wireline cost of services and sales decreased $0.6 million due to decreases of $0.6 million in labor, $0.5 million in LD COGS and $0.3 million in advanced network services COGS. These decreases are partially offset by increases of $0.6 million in ISP access and leased circuits, $0.2 million in maintenance expense and $0.1 million in land and building related charges.
Selling, General and Administrative — Wireline SG&A expenses decreased $0.7 million driven by a $1.2 million favorable settlement of a contract dispute with a bankrupt vendor and a $0.2 million decrease in bad debt expense. Offsetting these decreases were increases of $0.4 million in various consulting service and $0.2 million in labor.
Wireless
Cost of Services and Sales — Wireless cost of services and sales increased $2.0 million primarily due to $1.1 million increase in handset, accessory and data content driven by equipment subsidies on higher gross activations and $1.0 million in network costs associated with the growth in data usage from ACS customers roaming in the Lower 48.
Selling, General and Administrative — SG&A expenses decreased $0.4 million primarily due to a decrease of $0.2 million in labor expense, $0.2 million bad debt expense and a $0.2 million favorable settlement of a contract dispute with a bankrupt vendor. These decreases were partially offset by an increase of $0.2 million in advertising expense.
Depreciation and Amortization: Depreciation and amortization expense decreased $4.4 million in the three months ended June 30, 2011, from the same period in the prior year, due primarily to a number of pooled asset classes reaching their maximum depreciable lives. These declines were offset by additions to our asset base from the build out of our network.
Other Income and Expense: Other income and expense for the three months ended June 30, 2011 is a net expense of $23.0 million. The net increase of $14.9 million in expense over the same period in the prior year is primarily due to $13.4 million in charges related to the extinguishment of our 5.75% Convertible Notes and $1.5 million related to the October 2010 refinancing of our 2005 Senior Credit Facility, resulting in an increase in interest expense.
Income Taxes: At June 30, 2011 we had federal tax NOLs carry forwards of approximately $173.0 million. Income tax expense will not involve a significant cash outflow until these NOLs are exhausted.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

	Six Months ended June 30,
(in thousands)	2011	2010	Change	% Change
Operating revenues:
Enterprise	$24,892	$23,517	$1,375	5.8%
Retail	40,657	41,362	(705)	-1.7%
Wholesale	4,136	5,032	(896)	-17.8%
Access	28,450	29,666	(1,216)	-4.1%

Wireline	98,135	99,577	(1,442)	-1.4%
Wireless	73,401	67,402	5,999	8.9%

Total operating revenues	171,536	166,979	4,557	2.7%

Operating expenses:
Wireline
Cost of services and sales	37,271	38,329	(1,058)	-2.8%
Selling, general and administrative	33,263	31,977	1,286	4.0%
Wireless
Cost of services and sales	29,104	26,137	2,967	11.4%
Selling, general and administrative	11,001	10,845	156	1.4%
Depreciation and amortization	29,118	37,368	(8,250)	-22.1%
(Gain) loss on disposal of assets	119	(488)	607	-124.4%

Total operating expenses	139,876	144,168	(4,292)	-3.0%

Operating income	31,660	22,811	8,849	38.8%
Operating margin	18.5%	13.7%

Other income and expense:
Interest expense	(19,286)	(16,844)	(2,442)	14.5%
Loss on extinguishment of debt	(13,445)	—	(13,445)	100.0%
Interest income	16	23	(7)	-30.4%

Total other income and expense	(32,715)	(16,821)	(15,894)	94.5%

Income before income tax (expense) benefit	(1,055)	5,990	(7,045)	-117.6%

Income tax (expense) benefit	99	(32,393)	32,492	-100.3%

Net loss	$(956)	$(26,403)	$25,447	-96.4%

Operating Revenue
Wireline
Enterprise: Enterprise revenue increased $1.4 million in the six months ended June 30, 2011 over June 30, 2010 due to higher data revenue of $1.7 million offset, in part, by a $0.4 million decrease in carrier voice revenues.
Retail: Declines in retail switched access lines in service during 2011 were concentrated in the residential market which we believe continues to be impacted by wireless substitution. Retail revenue decreased $0.7 million in the six months ended June 30, 2011 over June 30, 2010, primarily due to a $0.8 million decline in local exchange revenue associated with residential and business line losses, a $0.8 million decrease in voice mail revenue due to plan changes offering free voice mail services and a $0.6 million decline in long distance sales. These losses were offset, in part, by a $1.6 million increase in revenue from our ISP subscriber base as customers move to higher bandwidth rate plans.
Wholesale: Wholesale revenues decreased $0.9 million from the same period in the prior year due to continued decline in leases of our UNEs. We believe this decline is primarily attributable to the ongoing migration of lines by our key competitor to its propriety cable telephony plant and the decision of another competitor, and wholesale customer, to exit the market. We expect wholesale revenue will continue to decline.
Access: Access revenue decreased by $1.2 million in the six months from June 30, 2011 over June 30, 2010. The decrease is primarily due to $1.6 million lower high cost loop support and $1.2 million lower customer billed interstate revenue due to fewer access lines in service and rate reductions in the current year. Partially offsetting these decreases are $1.8 million in out-of-period settlements in the first quarter of 2011.
Wireless
Wireless revenue increased $6.0 million in the six months ended June 30, 2011, from the same period in the prior year, primarily driven by an increase of $5.4 million in revenue from non-ACS customers roaming on our network and a $3.8 million increase in wholesale and other revenue, inclusive of $3.1 million of Competitive Eligible Telecommunications Carrier (“CETC”) related to a reserve release in the first quarter of 2011 for prepaid phones. This is partially offset by decreases of $2.3 million in service revenue due to a decline in subscribers and $0.9 million in equipment revenue driven by equipment subsidies on higher gross activations.
Operating Expense
Wireline: Wireline operating expenses, which include local telephone, Internet, interexchange and cable systems operating costs, increased $0.2 million in the six months ended June 30, 2011 over June 30, 2010.
Cost of Services and Sales — Wireline cost of services and sales decreased $1.1 million due to reductions of $1.3 million in labor, $0.9 million in LD COGS and $0.3 million in advanced network services COGS. These decreases are partially offset by increases of $0.8 million in ISP access and leased circuits, $0.5 million in maintenance expense and $0.2 million in land and building related charges.
Selling, General and Administrative — Wireline SG&A expenses increased $1.3 million driven by increases of $1.7 million in labor, $0.7 million in legal reserves and $0.5 million in various consulting service. Offsetting these increases were a $1.2 million favorable settlement of a contract dispute with a bankrupt vendor and a $0.4 million decrease in bad debt expense.
Wireless
Cost of Services and Sales — Wireless cost of services and sales increased $3.0 million primarily due to a $1.2 million increase in handset, accessory and data content driven by equipment subsidies on higher gross activations and $2.0 million in network costs associated with the growth in data usage from ACS customers roaming in the Lower 48.
Selling, General and Administrative — SG&A expenses increased $0.2 million primarily due to an increase of $0.3 million in labor expense partially offset by a $0.2 million favorable settlement of a contract dispute with a bankrupt vendor.
Depreciation and Amortization: Depreciation and amortization expense decreased $8.3 million in the six months ended June 30, 2011, from the same period in the prior year, due primarily to a number of pooled asset classes reaching their maximum depreciable lives. These declines were offset by additions to our asset base from the build out of our network.
Other Income and Expense: Other income and expense for the six months ended June 30, 2011 is a net expense of $32.7 million. The net increase of $15.9 million in expense over the same period in the prior year is primarily due $13.4 million in charges related to the extinguishment of our 5.75% Convertible Notes and $2.4 million related to the October 2010 refinancing of our 2005 Senior Credit Facility, resulting in an increase in interest expense.
Income Taxes: At June 30, 2011 we had federal tax NOLs carry forwards of approximately $173.0 million. Income tax expense will not involve a significant cash outflow until these NOLs are exhausted.
Liquidity and Capital Resources
Our major sources and uses of funds in the six months ended June 30, 2011 and 2010 are as follows:

	Six Months Ended
	June 30,
(in thousands)	2011	2010
Net cash provided by operating activities	$31,718	$44,278
Net change in funds held in restricted accounts	$(2)	$955
Investment in construction and capital expenditures	$(18,272)	$(14,047)
Change in unsettled construction and capital expenditures	$(1,337)	$(4,648)
Net borrowings (repayments)	$18,752	$(362)
Debt issuance costs	$(4,784)	$—
Interest paid	$(17,222)	$(14,055)
Payment of cash dividend on common stock	$(19,349)	$(19,171)
Payment of withholding taxes on stock-based compensation	$(2,022)	$(192)
Sources
We have satisfied our cash requirements in the first six months of 2011 for operations, capital expenditures and debt service primarily through internally generated funds. In the six months ended June 30, 2011, our net cash flows provided by operating activities were $31.7 million. At June 30, 2011, we had approximately $20.4 million in net working capital. Included in current assets were approximately $20.2 million in cash and cash equivalents and $4.9 million in restricted cash. As of June 30, 2011, we had access to $30.0 million under our revolving credit facility, representing 100% of available capacity.
On May 10, 2011, we closed the sale on $120.0 million aggregate principal amount 6.25% Convertible Notes due 2018 to certain initial purchasers in a private placement. We received net proceeds from the offering of $115.3 million after underwriter fees and other associated costs and used a portion of the proceeds to repurchase $98.3 million of our 5.75% notes at a premium of 7%. The notes will pay interest semi-annually on May 1 and November 1 at a rate of 6.25% per year and will mature on May 1, 2018. These notes are collateralized by substantially all of our assets.
Our existing Senior Credit Facility matures on October 21, 2016 and the revolver matures on October 21, 2015, except that the maturity date for our term loan and our revolver will be December 19, 2012 if we have not repurchased or refinanced at least $100.0 million of our 5.75% Convertible Notes as required under our Senior Credit Facility. Both are collateralized by substantially all of our assets. We intend to access the capital markets to raise new capital to repurchase in open market transactions from time to time, at varying prices, up to the remaining $26.7 million of our 5.75% Convertible Notes prior to December 19, 2012.
Our Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and the payment of dividends. The Senior Credit Facility also requires that we maintain certain financial ratios.
Uses
Our networks require timely maintenance of plant and infrastructure. Our historical capital expenditures have been, and continue to be, significant. Cash outflows for capital expenditures in the six months ended June 30,

2011 were $19.6 million, inclusive of $1.3 million in net settlements of capital expenditure payables. We intend to fund future capital expenditures primarily with cash on hand and net cash generated from operations.
Since October 28, 2004, we have paid quarterly dividends on our common stock. Based on current shares outstanding at July 15, 2011 of approximately 45.2 million and our current annual dividend rates of $0.86 per share, maintaining our current dividend policy would result in $38.9 million being paid to common stockholders over the next four quarters. Dividends on our common stock are not cumulative.
We believe that we will have sufficient cash on hand and cash provided by operations to service our debt; pay our quarterly dividends; and fund our operations, capital expenditures and other obligations over the next twelve months. However, our ability to make such an assessment is dependent upon our future financial performance, which is subject to future economic conditions and to financial, business, regulatory and many other factors, many of which are beyond our control. See “Item 1A Risk Factors” in our Annual Report on Form 10-K and subsequent Forms10-Q, and this report, for further information regarding these risks.
Legal
We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of June 30, 2011 we have recorded litigation reserves of $0.4 million against certain claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress. See also “Part II, Item 1, Legal Proceedings.”
Employees
As of June 30, 2011 we employed 795 full-time employees, 14 part-time employees and 11 temporary employees. Approximately 73% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement with the IBEW, as amended, that governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska expires on December 31, 2012. Management considers employee relations to be generally good.
Additional Information
On August 10, 2010 Verizon Wireless purchased a 700 Mhz block of wireless spectrum that covers the state of Alaska. Verizon has been utilizing this spectrum to build fourth generation (“4G”) wireless networks in the contiguous Lower 48 states. This spectrum has certain build out requirements that require that service be provided to a portion of the affected geographic area by June 13, 2013. Should Verizon build in Alaska, they would represent the fourth wireless provider in the marketplace. Our wireless service and roaming revenue would be affected by the emergence of a new competitor. While we cannot anticipate Verizon’s plans, to the extent they enter the market, the nature of the affect on our roaming revenue will be influenced by the following factors:
1.	The timing of their entrance;

2.	Their decision to build 4G only or a combination of 3G and 4G;

3.	The time it takes them to build a new network and extent that this network overlays our existing network;

4.	The pace that their 3G customers in the contiguous 48 states migrate from 3G handsets to 4G handsets.
We cannot reliably predict the size and pace of impact on our revenues. Yet, given our knowledge and experience of construction seasons in Alaska, we believe it is highly unlikely we will see any erosion in our roaming revenue stream until 2013 at the earliest, and given the ever increasing use of wireless data, we expect to see increases in roaming revenue in the near to medium term.
Critical Accounting Policies and Accounting Estimates
We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional discussion on the application of these and other significant accounting policies, see “Note 1 — Summary of Significant Accounting Policies” to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. These policies and estimates are considered critical because they had a material impact, or have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2011 we had outstanding debt under our Senior Credit Facility. Our credit facility exposes us to risk from changes in interest rates, specifically from changes in LIBOR, or, in certain cases, the prime rate, which are used to determine the interest rates that are applicable to borrowings under the credit facility. To manage this risk, we have entered into a series of forward floating-to-fixed interest rate swap agreements and a buy back of the 1.5% LIBOR floor that effectively fixes LIBOR on $385.0 million of the outstanding balance. These forward swaps begin June 30, 2012 and expire on September 30, 2015. We also purchased an interest rate cap that effectively caps LIBOR at 3.0% from January 1, 2011 to June 30, 2012.
On June 30, 2011 we also had outstanding $26.7 million aggregate principal amount of our 5.75% Convertible Notes and $120.0 million of our 6.25% Convertible Notes. The notes pay interest at a fixed rate and are subordinated to our obligations under our Senior Credit Facility as well as certain hedging agreements and other secured debt available under our Senior Credit Facility.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In the quarter ended June 30, 2011 we identified a material weakness in the operation of our internal controls over the review of journal entries specifically related to the extinguishment of our 5.75% Notes.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, due to the weakness noted above, our disclosure controls and procedures were ineffective.
Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.
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

There was no change in our internal controls over financial reporting that occurred in the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. However, we are currently implementing changes to our internal controls over financial reporting to correct the weakness noted above.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of June 30, 2011 we have recorded litigation reserves of $0.4 million against certain current claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
Other than as described below, there have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The risk factors described below should be read in conjunction with those disclosed in our Form 10-K.
Maintaining the Company’s networks and data centers requires significant capital expenditures, and our inability or failure to maintain and upgrade our networks and data centers would have a material impact on its market share and ability to generate revenue.
The Company currently operates an extensive network and multiple data centers. In order to provide guaranteed levels of service to our customers and remain competitive, we must expend significant amounts of capital. In many cases, we must rely on outside vendors whose performance and costs may not be sufficiently within our control. Additionally, other Alaskan and national wireless carriers are upgrading their networks with various technologies including 4G. Our full implementation of 4G technology will likely take several years and the Company may lag behind competitors. If we cannot adequately maintain and upgrade our network, it could have a material adverse effect on our business, operating results, margins and financial condition.
A failure of back-office information technology systems could adversely affect the Company’s results of operations and financial condition.
The efficient operation of the Company’s business depends on back-office information technology systems. The Company relies on back-office information technology systems to effectively manage customer billing, business data, communications, supply chain, order entry and fulfillment and other business processes. A failure of the Company’s information technology systems to perform as anticipated could disrupt the Company’s business and result in a failure to collect accounts receivable, transaction errors, processing inefficiencies, and the loss of sales and customers, causing the Company’s reputation and results of operations to suffer. In addition, information technology systems may be vulnerable to damage or interruption from circumstances beyond the Company’s control, including fire, natural disasters, systems failures, security breaches and viruses. Any such damage or interruption could have a material adverse effect on our business, operating results, margins and financial condition.
Third parties may claim that the Company is infringing upon their intellectual property, and the Company could suffer significant litigation or licensing expenses or be prevented from selling products.
Although the Company does not believe that any of its products or services infringe upon the valid intellectual property rights of third parties, the Company may be unaware of intellectual property rights of others that may cover some of its technology, products or services. Any litigation growing out of third-party patents or other intellectual property claims could be costly and time-consuming and could divert the Company’s management and key personnel from its business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Resolution of claims of intellectual property infringement might also require the Company to enter into costly license agreements. Likewise, the Company may not be able to obtain license agreements on acceptable terms. The Company also may be subject to significant damages or injunctions against development and sale of certain of its products. Further, the Company often relies on licenses of third party intellectual property for its businesses. The Company cannot ensure these licenses will be available in the future on favorable terms or at all. If any of these risks materialize, it could have a material adverse effect on our business, operating results, margins and financial condition.

If failures occur in our undersea fiber optic cable systems, our ability to immediately restore our service may be limited.
Our undersea fiber optic cable systems carry a large portion of our traffic to and from the contiguous Lower 48 states. If a failure occurs and we are not able to secure alternative facilities, some of the communications services we offer to our customers could be interrupted, which could have a material adverse effect on our business, financial position, results of operations or liquidity.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Working capital restrictions and other limitations on the payment of dividends
On May 10, 2011, the Company issued $120.0 million aggregate principal amount of its 6.25% Convertible Notes due 2018. The Company offered and sold the Notes to certain Initial Purchasers in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. The Initial Purchasers then sold the Notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The Company relied on these exemptions from registration, in part, based on representations made by the Initial Purchasers in the Purchase Agreement. The Initial Purchasers purchased the Notes from the Company at 97% of their principal amount.
Our Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and the payment of dividends. The Senior Credit Facility also requires that we maintain certain financial ratios.
In addition, our Board of Directors may at any time, in its absolute discretion, amend or repeal our dividend policy, which may result in the decrease or discontinuation of dividends. Future dividends, if any, will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, business opportunities, any competitive or technological developments, our increased need to make capital expenditures, provisions of Delaware law or other applicable law and other factors that our board of directors may deem relevant.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.
Removed and Reserved.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit	Where Located
4.1	Indenture, dated as of May 10, 2011, by and among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, with respect to 6.25% Convertible Notes due 2018.	Exhibit 4.1 to to Form 8-K (filed May 11, 2011)

5.7	Submission of Matters to a Vote of Security Holders.	Exhibit 5.07 to Form 8-K (filed June 16, 2011)

10.1	Employment Agreement between Alaska Communications Systems Group, Inc., and Anand Vadapalli entered into on February 21, 2011.	Exhibit 10.1 to Form 8-K (filed Feb 24, 2011)

10.2	Purchase Agreement, dated May 4, 2011, by and among the Company, the Guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers named therein.	Exhibit 10.1 to Form 8-K (filed May 11, 2011)

31.1	Certification of Anand Vadapalli, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document

31.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document

32.1	Certification of Anand Vadapalli, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document

32.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document

101.INS	XBRL Instance Document	Filed with this document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this document

101.DEF	XBRL Taxonomy Extension Label Definition Document	Filed with this document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed with this document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this document

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2011	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Anand Vadapalli Anand Vadapalli
Chief Executive Officer,
President

/s/ Wayne Graham Wayne Graham
Chief Financial Officer,
(Principal Accounting Officer)