Form 10-Q
period 2011-09-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2011-11-09
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

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

The number of shares outstanding of the registrant’s Common Stock, as of October 18, 2011, was 45,210,416.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Balance Sheets

(Unaudited, In Thousands except Per Share Amounts)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$23,427	$15,316
Restricted cash	5,041	4,912
Accounts receivable-trade, net of allowance of $5,542 and $6,616	38,027	36,985
Materials and supplies	5,996	6,533
Prepayments and other current assets	5,242	3,999
Deferred income taxes	6,716	10,949

Total current assets	84,449	78,694

Property, plant and equipment	1,424,782	1,416,718
Less: accumulated depreciation and amortization	(1,023,715)	(1,005,736)

Property, plant and equipment, net	401,067	410,982

Non-current investments	—	355
Goodwill	8,850	8,850
Intangible assets, net	24,118	24,118
Debt issuance costs	10,012	8,584
Deferred income taxes	74,724	76,813
Equity method investment	2,060	2,060
Other assets	3,290	10,159

Total assets	$608,570	$620,615

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$5,772	$5,213
Accounts payable, accrued and other current liabilities	54,274	62,539
Advance billings and customer deposits	9,425	9,568

Total current liabilities	69,471	77,320

Long-term obligations, net of current portion	564,243	548,096
Other long-term liabilities	26,150	15,688

Total liabilities	659,864	641,104

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized, 45,208 and 44,704 issued and outstanding, respectively	452	447
Additional paid in capital	145,389	166,259
Accumulated deficit	(189,932)	(188,160)
Accumulated other comprehensive income (loss)	(7,203)	965

Total stockholders' deficit	(51,294)	(20,489)

Total liabilities and stockholders' equity (deficit)	$608,570	$620,615

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Operations

(Unaudited, In Thousands except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenues	$90,306	$89,768	$261,842	$256,747

Operating expenses:
Cost of services and sales	34,505	33,157	100,880	97,623
Selling, general and administrative	24,121	23,200	68,385	66,022
Depreciation and amortization	14,392	18,606	43,510	55,974
(Gain) loss on disposal of assets, net	(709)	9	(590)	(479)

Total operating expenses	72,309	74,972	212,185	219,140

Operating income	17,997	14,796	49,657	37,607
Other income and expense:
Interest expense	(9,529)	(8,465)	(28,815)	(25,309)
Loss on extinguishment of debt	—	(11,258)	(13,445)	(11,258)
Interest income	10	8	26	31
Other	174	—	174	—

Total other income and expense	(9,345)	(19,715)	(42,060)	(36,536)

Income (loss) before income tax benefit (expense)	8,652	(4,919)	7,597	1,071
Income tax benefit (expense)	(9,468)	1,901	(9,369)	(30,492)

Net loss	$(816)	$(3,018)	$(1,772)	$(29,421)

Net loss per share:
Basic and diluted	$(0.02)	$(0.07)	$(0.04)	$(0.66)

Weighted average shares outstanding:
Basic and diluted	45,202	44,628	45,061	44,564

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

Nine Months Ended September 30, 2011

(Unaudited, In Thousands except Per Share Amounts)

	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Stockholders Equity (Deficit)
Balance, December 31, 2010	44,704	$447	$166,259	$(188,160)	$965	$(20,489)
Total comprehensive loss	—	—	—	(1,772)	(8,168)	(9,940)
Dividends declared	—	—	(29,190)	—	—	(29,190)
Stock-based compensation	—	—	2,620	—	—	2,620
Equity component of convertible note sissuance, net of tax	—	—	8,500	—	—	8,500
Debt issuance, net of tax	—	—	(309)	—	—	(309)
Tax benefit of convertible bond options	—	—	3,695	—	—	3,695
Extinguishment of convertible bond options	—	—	(4,350)	—	—	(4,350)
Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(2,030)	—	—	(2,030)
Issuance of shares of common stock pursuant to stock plans, $.01 par	504	5	194	—	—	199

Balance, September 30, 2011	45,208	$452	$145,389	$(189,932)	$(7,203)	$(51,294)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(1,772)	$(29,421)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,510	55,974
Unrealized loss on ineffective hedge adjustment	—	11,145
Amortization of debt issuance costs and debt discount	11,507	5,580
Stock-based compensation	2,620	2,665
Deferred income tax expense	8,735	33,273
Provision for uncollectible accounts	1,468	2,308
Other non-cash (income) expenses	(292)	197
Changes in operating assets and liabilities	(8,225)	(12,267)
Net cash provided by operating activities	57,551	69,454
Cash Flows from Investing Activities:
Investment in construction and capital expenditures	(33,463)	(25,040)
Change in unsettled construction and capital expenditures	(943)	(3,505)
Proceeds on sale of assets	2,665	—
Purchase of equity investment	—	(2,060)
Net change in non-current investments	529	500
Net change in restricted accounts	(129)	954
Net cash used by investing activities	(31,341)	(29,151)
Cash Flows from Financing Activities:
Repayments of long-term debt	(102,738)	(12,545)
Proceeds from the issuance of long-term debt	120,000	12,000
Debt issuance costs	(4,448)	—
Payment of cash dividend on common stock	(29,082)	(28,777)
Payment of withholding taxes on stock-based compensation	(2,030)	(326)
Proceeds from the issuance of common stock	199	350
Net cash used by financing activities	(18,099)	(29,298)
Change in cash and cash equivalents	8,111	11,005
Cash and cash equivalents, beginning of period	15,316	6,271
Cash and cash equivalents, end of period	$23,427	$17,276
Supplemental Cash Flow Data:
Interest paid	$24,415	$22,816
Income tax refunds	—	36
Supplemental Non-cash Transactions:
Property acquired under capital leases	$1,841	$1,295
Dividend declared, but not paid	9,736	9,617
Additions to ARO asset	118	71

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited, In Thousands except Per Share Amounts)

1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Alaska Communications Systems Group, Inc. (“we”, “our”, “us”, the “Company”, “ACS” and “Alaska Communications®”), a Delaware corporation, through its operating subsidiaries, provides wireline, wireless and other telecommunications and network services to consumer, business and enterprise customers in the State of Alaska and beyond using its statewide and interstate telecommunications network. The Company was rebranded as “Alaska Communications” in September of 2010.

The accompanying consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Alaska Communications Systems Group, Inc. and the following wholly owned subsidiaries:

• Alaska Communications Systems	• Crest Communications Corporation ("Crest")
Holdings, Inc. ("ACS Holdings")	• WCI Cable, Inc.

• ACS of Alaska, Inc. (“ACSAK”)	• WCIC Hillsboro, LLC.

• ACS of the Northland, Inc. (“ACSN”)	• Alaska Northstar Communications, LLC.

• ACS of Fairbanks, Inc. (“ACSF”)	• WCI Lightpoint, LLC.

• ACS of Anchorage, Inc. (“ACSA”)	• Worldnet Communications, Inc.

• ACS Wireless, Inc. (“ACSW”)	• Alaska Fiber Star, LLC.

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

In the opinion of management, the consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented. The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results of operations which might be expected for the entire year or any other interim periods.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes, including estimates of probable losses and expenses. Actual results could differ materially from those estimates.

Income taxes

The Company has recorded a valuation allowance of $5,500 at September 30, 2011, to reflect the estimated amounts of deferred tax assets that may not be realized.

Recently Adopted Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited, In Thousands except Per Share Amounts)

impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The Company’s adoption of this new standard had no material effect on the balance sheet, results of operations or cash flows for the period ended, September 30, 2011.

2. COMPONENTS OF COMPREHENSIVE INCOME (LOSS)

The following table describes the components of comprehensive loss, net of tax, for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(816)	$(3,018)	$(1,772)	$(29,421)
Minimum pension liability adjustment	183	192	550	575
Tax effect of pension liability	(75)	(79)	(226)	(236)
Interest rate swap marked to fair value	(8,028)	12,018	(14,417)	14,796
Tax effect of interest rate swap	3,299	(4,941)	5,925	(6,083)

Other comprehensive income (loss)	(4,621)	7,190	(8,168)	9,052

Total comprehensive income (loss)	$(5,437)	$4,172	$(9,940)	$(20,369)

3. FAIR VALUE MEASUREMENTS

The Company has developed valuation techniques based upon observable and unobservable inputs to calculate the fair value of non-current monetary assets and liabilities. Observable inputs reflect market data obtained from independent sources while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

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

The fair values of cash and cash equivalents, restricted stock, net accounts receivable, and payable, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The fair value of the Company’s 2010 Senior Credit Facility, convertible notes and other long-term obligations of $537,771 at September 30, 2011, was estimated based on quoted market prices. The carrying values of these liabilities were $570,015 at September 30, 2011.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited, In Thousands except Per Share Amounts)

3. FAIR VALUE MEASUREMENTS (Continued)

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, at each hierarchical level:

	September 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Non-current investments
Auction rate securities	$—	$—	$—	$—	$355	$—	$—	$355
Other assets
Interest rate swaps	$—	$—	$—	$—	$6,868	$—	$6,868	$—
Liabilities:
Other long-term liabilities
Interest rate swaps	$7,549	$—	$7,549	$—	$—	$—	$—	$—

Non-current investments at December 31, 2010, consisted of Auction Rate Securities (“ARS”) that had maturity dates greater than one year from December 31, 2010. The investments in ARS were included in Level 3 as no active market or significant other observable inputs exist. The Company assigned a value to its ARS portfolio by reviewing the value assigned to similar securities by brokerages, relative yields and assessing credit risk. On July 14, 2011, 100% of the ARS were sold. The transaction resulted in a gain on the income statement of $174 for balances previously impaired in 2008.

The Company uses derivative financial instruments to hedge variable interest rate debt to manage interest rate risk. To the extent that derivative financial instruments are outstanding as of a period end, the fair value of those instruments, represented by the estimated amount the Company would receive or pay to terminate the agreement, is reported on the balance sheet.

Derivative contracts, included in other long-term assets at December 31, 2010, and other long-term liabilities at September 31, 2011, were comprised of interest rate swaps that are valued using models based on readily observable market parameters for all substantial terms and are classified within Level 2.

4. LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at September 30, 2011 and December 31, 2010, respectively:

	2011	2010
2010 senior credit facility term loan due 2016	$436,700	$440,000
Debt discount—2010 senior credit facility term loan due 2016	(3,712)	(4,257)
6.25% convertible notes due 2018	120,000	—
Debt discount—6.25% convertible notes due 2018	(13,744)	—
5.75% convertible notes due 2013	26,660	125,000
Debt discount—5.75% convertible notes due 2013	(1,827)	(12,628)
Capital leases and other long-term obligations	5,938	5,194

	570,015	553,309
Less current portion	(5,772)	(5,213)

Long-term obligations, net of current portion	$564,243	$548,096

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited, In Thousands except Per Share Amounts)

4. LONG-TERM OBLIGATIONS (Continued)

The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to September 30, 2011, are as follows:

2011(October 1 - December 31)	$1,411
2012 (January 1 - December 31	5,803
2013(January 1 - December 31)	32,225
2014(January 1 - December 31)	5,033
2015(January 1 - December 31)	4,694
2016(January 1 - December 31)	418,342
Thereafter	121,790

$589,298

On May 10, 2011, the Company closed the sale of $120,000 aggregate principal amount of its 6.25% Convertible Notes due 2018 (“6.25% Notes”) to certain initial purchasers in a private placement. The Company received net proceeds from the offering of $115,636 after underwriter fees and other associated costs. The Company used $98,340 of the proceeds to repurchase its 5.75% Convertible Notes due 2013 (“5.75% Notes”) at a premium of $6,874. In connection with the repurchase, the Company recognized a loss on extinguishment of debt of $13,445 for the difference between the net carrying amount of the notes and the repurchase amount.

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

•

During any five business day period following any five trading-day period in which the trading price of the 6.25% Notes is less than 98% of parity value on each day of that five trading-day period; and

•

Upon the occurrence of certain significant corporate transactions, holders who convert their 6.25% Notes, in connection with a change of control, may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or delisting, the holders of the 6.25% Notes may require the Company to repurchase for cash all or any portion of their 6.25% Notes for 100% of the principal amount plus accrued and unpaid interest. As of September 30, 2011, none of the conditions allowing holders of the 6.25% Notes to convert, or requiring the Company to repurchase the 6.25% Notes, had been met.

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

Convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, must be accounted for by bifurcating the liability and equity components of the instruments in a manner that reflects the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company applied this rate to the $120,000 6.25% Notes, bifurcating the notes into the liability portion and the equity portion attributable to the conversion feature of the notes. In doing so, the Company used the discounted cash flow approach to value the debt portion of the notes. The cash flow stream from the coupon interest payments and the final principal payment were discounted at 8.61% to arrive at the valuations. The Company used 8.61% as the appropriate discount rate after examining the interest rates for similar instruments issued in the same time frame for similar companies without the conversion feature.

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

5. STOCK INCENTIVE PLANS

Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan

On June 10, 2011, ACS shareholders approved the Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan (the “2011 Plan”) which permits the granting of stock options, restricted stock, stock appreciation rights and other awards to officers, employees, consultants, and non-employee directors. Upon the effective date of the 2011 Plan, the Company suspended the issuance of new awards under the ACS 1999 Stock Incentive Plan and the ACS 1999 Director Stock Compensation Plan (“Prior Plans”). The Company has reserved 3,810 shares under the 2011 Plan and at September 30, 2011, 1,090 shares remain subject to outstanding awards under the Prior Plans. To the extent that any outstanding award under Prior Plans are forfeited or expire or such awards are settled in cash, the shares will again be available for future grants under the 2011 Plan. In the nine months ending September 30, 2011, 656 equity instruments were granted under the 2011 Plan and 1 equity instrument was granted under the Prior Plan. Additionally, 578 equity instruments granted were forfeit and are available for re-granting under the 2011 Plan. At September 30, 2011, 3,732 shares were available for grant under the 2011 Plan.

As of June 2011, non-employee director stock awards are granted from the 2011 Plan. Since January 2008, the Company has maintained a policy which requires that directors receive a portion of their annual retainer in the form of ACS Group’s stock. Once a year, the directors elect the method by which they receive their stock (issued or deferred).

Total compensation cost for share-based payments was $2,620 and $2,665 for the nine months ended September 30, 2011 and 2010, respectively. Included in accrued compensation expense was $48 and $50 associated with employee stock purchase plan (“ESPP”) shares yet to be awarded for the three months ended September 30, 2011 and 2010, respectively.

There were 323 and 770 restricted stock units granted for the nine months ended September 30, 2011 and 2010, respectively. There were 316 performance stock units granted during the nine months ended September 30, 2011, and no performance stock units granted in the nine months ended September 30, 2010. During the nine months ended September 30, 2011, 18 shares under the 2011 Plan were awarded to directors, of which 9 were deferred until termination of service.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited, In Thousands except Per Share Amounts)

5. STOCK INCENTIVE PLANS (Continued)

The following table describes the assumptions used for valuation of equity instruments awarded during the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Restricted stock:
Risk free rate	0%-8.48%	0%
Quarterly dividend per share	$0.215	$0.215
Expected, per annum, forfeiture rate	0% - 9.00%	0% -6.47%

6. EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the “treasury stock method”. Due to the Company’s net loss for the three and nine months ended September 30, 2011, 1,761 potential common share equivalents, which consisted of options, restricted stock and stock-settled appreciation rights granted to employees, and deferred shares granted to directors, were anti-dilutive and excluded from the calculation. Also excluded from the calculation were shares related to the Company’s 5.75% and 6.25% convertible notes which were anti-dilutive for the three and nine month periods ended September 30, 2011 and 2010.

Net loss per share for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(816)	$(3,018)	$(1,772)	$(29,421)
Weighted average basic common shares outstanding:
Basic shares	45,202	44,628	45,061	44,564
Restricted stock, options and deferred shares	—	—	—	—

Dilutive shares	45,202	44,628	45,061	44,564

Net loss per share:
Basic and diluted	$(0.02)	$(0.07)	$(0.04)	$(0.66)

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited, In Thousands except Per Share Amounts)

7. RETIREMENT PLANS (Continued)

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties. Existing assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan (“Plan”) on September 1, 1999. Accrued benefits under the Plan were determined in accordance with the provisions of the CenturyTel Plan and upon completion of the transfer to the Company, covered employees ceased to accrue benefits under the CenturyTel Plan. On November 1, 2000, the Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPF. As a result of this amendment, prior service cost of $1,992 was recorded and has been amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company uses a December 31 measurement date for the Plan. The net periodic pension expense for the Plan was $157 and $473 for the three and nine months ended September 30, 2011 and $186 and $559 for the three and nine months ended September 30, 2010. The Company made no contributions to the Plan nine months ended September 30, 2011 and 2010, respectively. No additional contribution is expected in the remainder of 2011.

8. BUSINESS SEGMENTS

The Company’s segments and their principal activities consist of the following:

Wireline – The wireline segment comprises four lines of business: Enterprise, Retail, Wholesale and Access. The segment provides communication and Information Technology (“IT”) services including voice, broadband, multi-protocol label switching (“MPLS”), Metro Ethernet, network access, long distance and other IT infrastructure hosting and management services to consumer, carrier, business and government customers throughout Alaska and to and from Alaska.

Wireless – The wireless segment provides facilities-based voice and data services and other value-added services and equipment sales statewide across Alaska with roaming coverage available in the contiguous states, Hawaii and Canada.

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

The following tables illustrate selected financial data for each segment as of and for the three months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30, 2011
	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$64,918	$41,063	$1,843	$(17,518)	$90,306
Intersegment revenue	15,386	289	1,843	—	17,518
Income (loss) before income tax benefit (expense)	3,688	13,112	(8,148)	—	8,652
Income tax benefit (expense)	(9,603)	(14,029)	14,164	—	(9,468)
Net income (loss)	(5,915)	(917)	6,016	—	(816)
Total assets	420,185	185,826	2,559	—	608,570

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

The following tables illustrate selected financial data for each segment as of and for the nine months ended September 30, 2011 and 2010, respectively:

	Nine Months Ended September 30, 2011
	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$191,369	$115,021	$5,608	$(50,156)	$261,842
Intersegment revenue	43,702	846	5,608	—	50,156
Income (loss) before income tax benefit (expense)	10,957	35,868	(39,228)	—	7,597
Income tax benefit (expense)	(17,466)	(23,386)	31,483	—	(9,369)
Net income (loss)	(6,509)	12,482	(7,745)	—	(1,772)

	Nine Months Ended September 30, 2010
	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$192,294	$107,376	$4,636	$(47,559)	$256,747
Intersegment revenue	41,702	1,221	4,636	—	47,559
Income (loss) before income tax expense	2,759	32,678	(34,366)	—	1,071
Income tax expense	(159)	(13,436)	(16,897)	—	(30,492)
Net income (loss)	2,600	19,242	(51,263)	—	(29,421)

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of approximately $550 at September 30, 2011. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

On September 30, 2011, the Company received a rebuttal letter from the Service that was sent to the IRS Appeals Office. The Service’s position has not changed materially, nor has the Company’s position that many of the Service’s positions are without merit. Interest for the three months ended September 30, 2011 of $807 could result in additional taxes payable if the company does not prevail.

The Company believes there are errors within the adjustments asserted by the Service. If the Service accepts the corrections the Company believes are appropriate, but prevails on the underlying debt versus equity issue, the result is expected to be a receivable from the Service for the overpayment of alternative minimum tax of $2,781, a charge to income tax expense of approximately $29,678 and a net reduction in recognized deferred tax assets. The Company believes it is more likely than not that it will prevail on the factual errors included in the NOPAs; however, it is unable to conclude it is more likely than not it will prevail on the underlying debt versus equity issue. Therefore, in accordance with the guidance in ASC Topic 740—Income Taxes (“ASC 740”), the Company recorded $29,678 in additional income tax expense and a $2,781 receivable in the second quarter of 2010. To date, management’s position has not changed and no further entries have been recorded pending resolution with the Service.

The additional income tax expense is made up of two components: the first representing $11,018 for the tax effect of losing net operating loss (“NOLs”) while the remaining $18,660 represents a deferred tax liability for the difference in outside basis in certain Crest subsidiaries. ASC 740 requires recognition of a deferred tax liability for outside basis differences. An outside basis difference represents the amount by which the book basis of an investment in a domestic subsidiary for financial reporting purposes exceeds the tax basis in such subsidiary. For certain Crest subsidiaries, the cancellation of debt created a difference in outside basis that the Company cannot recover in a tax free manner and as such, a deferred tax liability was established. Through enforcing indemnification rights, preserving the corporate structure of the Crest subsidiaries and other proactive steps, it is possible to mitigate most or all of the cash impact of the $18,660 deferred tax liability for as long as the Company remains a going concern.

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

10. SUBSEQUENT EVENTS

On October 27, 2011, the Federal Communication Commission (“FCC”) unanimously voted to overhaul portions of its Universal Service Fund (“USF”) and inter-carrier compensation systems (“ICC”). The press release and executive summary (“Summary”) issued after the vote described certain features of an Order and Further Notice of Proposed Rulemaking (FNPR) which have not yet been published. Based on that Summary, we do not, at this time, expect the ICC changes to have a material impact on the Company’s financial performance. With respect to USF reform the Summary indicated, among other things, that the FCC is:

1.	Phasing out of the existing High Cost Fund and establishing the Connect America Fund (“CAF”) to support both voice and broadband services in high-cost areas served by price cap carriers, such as our local exchange carriers (LECs);

2.	Freezing and phasing out the identical support rule for Competitive Eligible Telecommunications Carrier (“CETC”) revenue received by ACS.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited, In Thousands except Per Share Amounts)

10. SUBSEQUENT EVENTS (Continued)

3.	Establishing a separate Mobility Fund to support mobile voice and broadband services in unserved and high cost areas;

According to the Summary the CAF will be implemented in two phases. During Phase One, existing high-cost support for price cap carriers will be frozen (except where end-user rates are “artificially low,” in which case existing support may be reduced). However, an additional $300,000 in funding will be available in 2012 conditioned on new public interest obligations including adding an un-served broadband location for every $0.775 in additional funding received. “Broadband” is generally defined as actual speeds of at least 4 Mbps downstream and 1 Mbps upstream. The Phase One structure will stay in place until Phase Two is operational.

Phase Two will involve a model, to be adopted by December 2012, which will establish an efficient amount of support required to extend and sustain broadband in high-cost areas. Each incumbent LEC seeking funding will need to undertake a “state-level commitment” – to provide broadband to all high-cost locations in that company’s state service territory, but excluding those with costs in excess of $0.250/month/line. No support will be available where an unsubsidized competitor provides service that meets the FCC’s broadband standards. Funded carries will need to meet deployment commitments in years three and five with significant financial consequences for non-performance. In areas where the incumbent LEC declines the state-level commitment, and in all price cap territories after five years, the Phase Two funds will be distributed according to competitive bids.

The Mobility Fund will also, according to the Summary, come in two phases, with mobile broadband carriers receiving “significant” legacy support during the transition. Phase One includes up to $300,000 in one-time support to accelerate deployment of networks for mobile voice and broadband services in unserved areas. Funds will be awarded through a nationwide reverse auction, which the FCC expects to occur in third quarter 2012. Eligible areas will include census blocks unserved today by mobile broadband services, and carriers may not receive support for areas they have previously stated they plan to cover. Winners will be required to deploy 4G services within three years or 3G services within two years. There will also be a separate and one-time Tribal Mobility Fund to award up to $50,000 in additional universal service funding to Tribal lands to accelerate mobile voice and broadband availability in those remote and underserved areas.

Phase Two funding will provide up to $500,000 per year in ongoing support for communities in which service would be unavailable absent federal support. This will include ongoing support for Tribal areas of up to $100,000. The distribution methodology, eligible geographic areas and providers, and public interest obligations are to be detailed in the FNPR. The FCC expects to adopt the distribution mechanism for Phase Two in 2012 with implementation in 2013.

The FCC is also eliminating the identical support rule that determines the amount of support for mobile, as well as wireline, CETCs. Identical support is frozen on a per study area basis as of year-end 2011, and will phase down over a five-year period beginning on July 1, 2012. The phase down of CETC support will stop if Mobility Fund Phase Two is not operational by June 30, 2014.

The Company receives USF funding for its wireless business as a CETC, and for its local exchange businesses as a price cap carrier. For the nine months ended September 30, 2011, the Company recognized $21,218 as a wireless CETC and $14,391 for its LECs; for the nine months ending in September 30, 2010 the corresponding amounts were $19,110 and $17,899. Until the Order and FNPR are published, and models are developed it will be impossible for the Company to accurately assess the impact of the transition on future revenues. However, after a freezing of subsidies through 2012, the Company expects that its revenues will begin to decline, but cannot accurately measure the amount of that decline, the amount of any new amounts the Company will qualify to receive, or the financial obligations needed to incur to achieve that qualification.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Analysts’ Reports

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes, results and future dividend payments may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	our strongly competitive environment, which comprises national and local wireless and wireline facilities-based competitors;

•	the entry of one or more additional facilities-based carriers into the Alaska market, in particular Verizon Wireless;

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

•	the availability of future financing in the amounts, at the terms, and subject to the conditions necessary, to support our business and pursue growth opportunities;

•	our ability, and our Board’s judgment about our long-term ability, to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders;

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

•	changes in overall national, regional or local economic conditions;

•	unanticipated costs required to fund our post-retirement benefit plans;

•	the success or failure of any future acquisitions;

•	the outcome of an ongoing Internal Revenue Service audit and the ability of certain third parties to fulfill their indemnity obligations to us in the event that there is an assessment as a result of that audit; and

•	the matters described under “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and subsequent Quarterly Reports on Form 10-Q.

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

The sections that follow provide information about important aspects of our operations and investments and include discussions of our results of operations, financial condition and sources and uses of cash. In addition, we have highlighted key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information we use in evaluating our own performance and allocating our resources. We also monitor the state of the economy in general. In doing so, we compare Alaskan economic activity with broader economic conditions. In general, we believe that the Alaskan telecommunications market, as well as general economic activity in Alaska, is affected by certain economic factors, which include:

•	investment activity in the oil and gas markets;

•	tourism levels;

•	governmental spending and activity of military personnel;

•	the price of terrestrial and IP-based telecommunications bandwidth;

•	the growth in demand for IP-based services;

•	local customer preferences;

•	unemployment levels; and

•	housing activity.

We have observed variances in the factors affecting the Alaskan economy as compared to the U.S. as a whole. Some factors, particularly the price of oil and gas, usually have the opposite effect on the Alaskan economy than the U.S. economy as a whole.

Regulatory Update:

ACS receives USF funding for its wireless business as a CETC, and for its price-cap local exchange companies (“LECs”) as part of the high costs programs. For the nine months ended September 30, 2011, we recognized $21.2 million as a wireless CETC and $14.4 million for our LECs; for the nine months ending in September 30, 2010 the corresponding amounts were $19.1 million and $17.9 million. For the quarter ended September 30,

2011 we recognized $6.0 million as a wireless CETC and $4.5 million for our LECs; for the quarter ended September 30, 2010 the corresponding amounts were $7.1 million and $6.4 million.

On October 27, 2011, the Federal Communication Commission (FCC) unanimously voted to overhaul its USF system. The press release and executive summary issued after the vote described certain features of an Order and Further Notice of Proposed Rulemaking (FNPR) which have not yet been published. Until the Order and FNPR are published, and models are developed it will be impossible for us to accurately assess the impact on our future revenues as we transition receiving support to the new USF system. The FCC has created a framework where after a freezing of revenues through 2012, we expect our revenues will begin to decline, but we cannot accurately measure what or the amount of new revenue we will qualify to receive, or the financial obligations we will incur to achieve that qualification.

2011 Focus

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on the following imperatives:

•

Grow Enterprise Revenue. We seek to serve business, government and carrier customers by providing or contracting to provide redundant, scalable and managed high bandwidth data connections, data hosting, information technology and cloud-based services throughout Alaska and to the contiguous states and beyond. We believe that by providing these customers connectivity with value-added services will enable us to successfully differentiate ourselves from our competitors.

•

Protect and Grow Our Wireless Subscribers. While our wireless business faces strong competition, we believe that marketing and sales initiatives while providing competitive Smartphone devices on Android and other platforms will allow us to preserve our customer base in the wireless business.

•	Enhance Our Customers’ Experience. Our reputation for customer service is critical to our success. Our renewed focus on our customers is a key to protecting and growing our business.

•

Enhance Our People Relations. Our business relies on our highly skilled workforce of approximately 830 employees. With a motivated, engaged and stable workforce, combined with greater engagement in the communities in which we serve, we can more successfully face the challenges and risks to our business.

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

We believe we can create value for our shareholders by carefully investing cash flows generated by the business in specific opportunities and transactions that support these imperatives. Additionally, our board of directors has established an annual dividend of $0.86 per share returning approximately $9.7 million and $29.1 million in cash dividends to our stockholders during the three and nine months ended September 30, 2011.

RESULTS OF OPERATIONS

All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

	Three Months Ended September 30,
(in thousands)	2011	2010	Change	% Change
Operating revenues:
Enterprise	$13,078	$12,009	$1,069	8.9%
Retail	20,244	20,650	(406)	-2.0%
Wholesale	2,084	2,248	(164)	-7.3%
Access	14,126	16,108	(1,982)	-12.3%
Wireline	49,532	51,015	(1,483)	-2.9%
Wireless	40,774	38,753	2,021	5.2%
Total operating revenues	90,306	89,768	538	0.6%
Operating expenses:
Wireline
Cost of services and sales	18,642	18,998	(356)	-1.9%
Selling, general and administrative	18,546	17,166	1,380	8.0%
Wireless
Cost of services and sales	15,863	14,159	1,704	12.0%
Selling, general and administrative	5,575	6,034	(459)	-7.6%
Depreciation and amortization	14,392	18,606	(4,214)	-22.6%
(Gain) loss on disposal of assets	(709)	9	(718)	n/a
Total operating expenses	72,309	74,972	(2,663)	-3.6%
Operating income	17,997	14,796	3,201	21.6%
Operating margin	19.9%	16.5%
Other income and expense:
Interest expense	(9,529)	(8,465)	(1,064)	12.6%
Loss on extinguishment of debt	—	(11,258)	11,258	-100.0%
Interest income	10	8	2	25.0%
Other	174	—	174	n/a
Total other income and expense	(9,345)	(19,715)	10,370	-52.6%

Income (loss) before income tax benefit (expense)	8,652	(4,919)	13,571	-275.9%
Income tax benefit (expense)	(9,468)	1,901	(11,369)	-598.1%
Net loss	$(816)	$(3,018)	$2,202	-73.0%

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

Operating Revenue

Wireline

Enterprise: Enterprise revenue increased $1.1 million in the quarter ended September 30, 2011 over September 30, 2010 with higher data revenue of $1.5 million offset, in part, by a $0.4 million reduction in carrier voice revenues.

Retail: Declines in retail switched access lines in service during 2011 were concentrated in the residential market which we believe continues to be impacted by wireless substitution. Retail revenue decreased $0.4 million in the three months ended September 30, 2011 over September 30, 2010, primarily due to a $0.5 million decline in local exchange revenue associated with residential and business line losses, a $0.4 million decrease in voice mail revenue due to plan changes offering free voice mail services and a $0.3 million decline in long distance sales. These losses were offset, in part, by a $0.7 million increase in revenue from our Internet Service Provider (“ISP”) subscriber base as customers move to higher bandwidth rate plans.

Wholesale: Wholesale revenues decreased $0.2 million from the same quarter in the prior year due to continued decline in leases of our unbundled network elements (“UNEs”). We believe this decline is primarily attributable to the on-going migration of lines by our key competitor to its propriety cable telephony plant and the decision of another competitor, and wholesale customer, to exit the market. We expect wholesale revenue will continue to decline.

Access: Access revenue decreased $2.0 million from the same quarter in the prior year due to decreases of $1.2 million from related to local switching support, impacted by an out-of-period benefit of $0.5 million in the third quarter of 2010, $0.9 million in lower federal high cost loop support and $1.0 million in out-of-period favorable settlements with NECA in the third quarter of 2010. These decreases were partially offset by an increase of $1.1 million due to changes in state access reform and Alaska State regulations for Carriers of Last Resort (“COLR”) funding.

Wireless

Wireless revenue increased $2.0 million in the three months ended September 30, 2011, from the same quarter in the prior year, primarily driven by an increase of $3.9 million in revenue from non-ACS customers roaming on our network. Partially offsetting this increase were decreases of $0.9 million in service revenue due to a decline in subscribers, net of a $0.4 million increase due to intrastate access reform, and a decrease of $1.0 million in CETC, impacted by the recording of $0.5 million out of period CETC in Q3 of the prior year related to the first half of 2010.

Operating Expense

Wireline: Wireline operating expenses, which include local telephone, Internet, interexchange and cable systems operating costs, increased $1.0 million in the quarter ended September 30, 2011 over September 30, 2010.

Cost of Services and Sales—Wireline cost of services and sales decreased $0.4 million due to decreases of $1.1 million in labor costs and $0.9 million in LD COGS, inclusive of $0.4 million related to intrastate access reform. These decreases are partially offset by increases of $0.8 million in universal service charges due to intrastate access reform, $0.3 million in ISP access and leased circuits, $0.3 million in maintenance expense, $0.1 million in advanced network services COGS and $0.1 million in land and building related charges.

Selling, General and Administrative—Wireline SG&A expenses increased $1.4 million driven by increases of $0.6 million increase in bad debt expense, $0.5 million in labor, $0.2 million in legal reserve expense, and $0.2 million in various consulting services. Offsetting these increases was a decrease of $0.2 million in land and building related charges.

Wireless

Cost of Services and Sales—Wireless cost of services and sales increased $1.7 million primarily due to $1.8 million in network costs associated with the growth in data usage from ACS customers roaming in the Lower 48, inclusive of $0.6 million in universal service charges due to intrastate access reform. These costs were offset slightly by a $0.1 million decrease in handset, accessory and data content expenses.

Selling, General and Administrative—SG&A expenses decreased $0.5 million primarily due to decreases of $0.2 million in bad debt expense, $0.2 million in consulting services and $0.1 million in property taxes.

Depreciation and Amortization: Depreciation and amortization expense decreased $4.2 million in the three months ended September 30, 2011, from the same period in the prior year, due primarily to a number of pooled asset classes reaching their maximum depreciable lives. These declines were offset by additions to our asset base from the build out of our network.

Gain on the Disposal of Assets: The gains and losses on the disposal of assets for the three months ended September 30, 2011 is a net gain of $0.7 million. The gain is primarily attributable to a $0.8 million gain on the sale of land.

Other Income and Expense: Other income and expense for the three months ended September 30, 2011 is a net expense of $9.3 million. The net increase of $10.4 million in expense over the same period in the prior year is due to $11.3 million in charges related to the prior year extinguishment of our interest rate swaps and an increase in interest expense of $1.1 million primarily related to the October 2010 refinancing of our 2005 Senior Credit Facility.

Income Taxes: Income taxes are currently being calculated using our estimated effective rate for 2011 of 50.93%. Additionally, in evaluating the utilization of our net operating losses, we evaluated potential long term taxable income outcomes based upon our current assessment of our business prospects. The result of the analysis was the recording of a valuation allowance of $5.5 million which reduced our net deferred tax assets and increased deferred tax expense in the third quarter of 2011. As of September 30, 2011 we recorded income tax expense of $9.5 million and had federal tax NOL carry forwards of approximately $172.2 million. Income tax expense will not involve a significant cash outflow until these NOLs are exhausted.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

	Nine Months ended September 30,
(in thousands)	2011	2010	Change	% Change
Operating revenues:
Enterprise	$37,967	$35,526	$2,441	6.9%
Retail	60,904	62,012	(1,108)	-1.8%
Wholesale	6,220	7,280	(1,060)	-14.6%
Access	42,576	45,774	(3,198)	-7.0%

Wireline	147,667	150,592	(2,925)	-1.9%
Wireless	114,175	106,155	8,020	7.6%

Total operating revenues	261,842	256,747	5,095	2.0%

Operating expenses:
Wireline
Cost of services and sales	55,913	57,327	(1,414)	-2.5%
Selling, general and administrative	51,809	49,143	2,666	5.4%
Wireless
Cost of services and sales	44,967	40,296	4,671	11.6%
Selling, general and administrative	16,576	16,879	(303)	-1.8%
Depreciation and amortization	43,510	55,974	(12,464)	-22.3%
Gain on disposal of assets	(590)	(479)	(111)	23.2%

Total operating expenses	212,185	219,140	(6,955)	-3.2%

Operating income	49,657	37,607	12,050	32.0%
Operating margin	19.0%	14.6%

Other income and expense:
Interest expense	(28,815)	(25,309)	(3,506)	13.9%
Loss on extinguishment of debt	(13,445)	(11,258)	(2,187)	19.4%
Interest income	26	31	(5)	-16.1%
Other	174	—	174	n/a

Total other income and expense	(42,060)	(36,536)	(5,524)	15.1%

Income before income tax expense	7,597	1,071	6,526	609.3%
Income tax expense	(9,369)	(30,492)	21,123	-69.3%

Net loss	$(1,772)	$(29,421)	$27,649	-94.0%

Operating Revenue

Wireline

Enterprise: Enterprise revenue increased $2.4 million in the nine months ended September 30, 2011 over September 30, 2010 due to higher data revenue of $3.1 million offset, in part, by a $0.8 million decrease in carrier voice revenues.

Retail: Declines in retail switched access lines in service during 2011 were concentrated in the residential market which we believe continues to be impacted by wireless substitution. Retail revenue decreased $1.1 million in the nine months ended September 30, 2011 over September 30, 2010, primarily due to a $1.3 million decline in local exchange revenue associated with residential and business line losses, a $1.1 million decrease in voice mail revenue due to plan changes offering free voice mail services and a $0.9 million decline in long distance sales. These losses were offset, in part, by a $2.3 million increase in revenue from our ISP subscriber base as customers move to higher bandwidth rate plans.

Wholesale: Wholesale revenues decreased $1.1 million from the same period in the prior year due to continued decline in leases of our UNEs. We believe this decline is primarily attributable to the ongoing migration of lines by our key competitor to its propriety cable telephony plant and the decision of another competitor, and wholesale customer, to exit the market. We expect wholesale revenue will continue to decline.

Access: Access revenue decreased $3.2 million in the nine months ended September 30, 2011 from the same period in 2010, primarily due to decreases of $2.5 million in federal high cost loop support and $2.4 million related to local switching support. These decreases were partially offset by an increase of $1.0 million due to changes in state access reform and COLR funding and $0.6 million in recognition of out-of-period revenue reserves in the third quarter of 2011.

Wireless

Wireless revenue increased $8.0 million in the nine months ended September 30, 2011, from the same period in the prior year, primarily driven by an increase of $9.4 million in revenue from non-ACS customers roaming on our network and a $2.8 million increase in wholesale and other revenue, inclusive of $2.1 million of CETC related to a reserve release in the first quarter of 2011 for prepaid phones. This is partially offset by decreases of $3.2 million in service revenue due to a decline in subscribers, net of a $0.3 million increase due to intrastate access reform, and $1.0 million in equipment revenue.

Operating Expense

Wireline: Wireline operating expenses, which include local telephone, Internet, interexchange and cable systems operating costs, increased $1.3 million in the nine months ended September 30, 2011 over September 30, 2010.

Cost of Services and Sales—Wireline cost of services and sales decreased $1.4 million due to reductions of $2.4 million in labor costs, $1.8 million in LD COGS, inclusive of $0.5 million due to intrastate access reform, and $0.2 million in advanced network services COGS. These decreases are partially offset by increases of $1.1 million in ISP access and leased circuits, $0.8 million in universal service charges due to intrastate access reform, $0.8 million in maintenance expense and $0.3 million in land and building related charges.

Selling, General and Administrative—Wireline SG&A expenses increased $2.7 million driven by increases of $2.2 million in labor costs, $0.9 million in legal reserve expense, $0.6 million in various consulting services and $0.2 million in bad debt expense. Offsetting these increases were a $1.2 million favorable settlement of a contract dispute with a bankrupt vendor and a decrease of $0.2 million in land and building related charges.

Wireless

Cost of Services and Sales—Wireless cost of services and sales increased $4.7 million primarily due to a $3.8 million in network costs associated with the growth in data usage from ACS customers roaming in the Lower 48, inclusive of $0.7 million in universal service charges due to intrastate access reform and $1.1 million increase in handset, accessory and data content driven by equipment subsidies on higher gross activations.

Selling, General and Administrative—SG&A expenses decreased $0.3 million primarily due to decreases of $0.2 million in bad debt expense, $0.2 million in consulting services, a $0.2 favorable settlement of a contract dispute with a vendor and $0.1 million in property taxes. Offsetting these decreases was an increase of $0.3 million in labor expense.

Depreciation and Amortization: Depreciation and amortization expense decreased $12.5 million in the nine months ended September 30, 2011, from the same period in the prior year, due primarily to a number of pooled asset classes reaching their maximum depreciable lives. These declines were offset by additions to our asset base from the build out of our network.

Gain on the Disposal of Assets: The gains and losses on the disposal of assets for the nine months ended September 30, 2011 is a net gain of $0.6 million. The gain is primarily attributable to a $0.8 million gain on the sale of land offset slightly by early retirements of certain non-regulated assets.

Other Income and Expense: Other income and expense for the nine months ended September 30, 2011 is a net expense of $42.1 million. The net increase of $5.5 million in expense over the same period in the prior year is due to a $13.4 million extinguishment of our 5.75% Convertible Notes in the current year and an increase in interest expense of $3.5 million primarily related to the October 2010 refinancing of our 2005 Senior Credit Facility. Offsetting these increases by $11.3 million were charges related to the prior year extinguishment of our interest rate swaps.

Income Taxes: Income taxes are currently being calculated using our estimated effective rate for 2011 of 50.93%. Additionally, in evaluating the utilization of our net operating losses, we evaluated potential long term taxable income outcomes based upon our current assessment of our business prospects. The result of the analysis was the recording of a valuation allowance of $5.5 million which reduced our net deferred tax assets and increased deferred tax expense in the third quarter of 2011. As of September 30, 2011 we recorded income tax expense of $9.4 million and had federal tax NOL carry forwards of approximately $172.2 million. Income tax expense will not involve a significant cash outflow until these NOLs are exhausted.

Liquidity and Capital Resources

Our major sources and uses of funds in the nine months ended September 30, 2011 and 2010 are as follows:

	Nine Months Ended September 30,
(in thousands)	2011	2010
Net cash provided by operating activities	$57,551	$69,454
Net change in funds held in non-current investments	$529	$500
Net change in funds held in restricted accounts	$(129)	$954
Investment in construction and capital expenditures	$(33,463)	$(25,040)
Change in unsettled construction and capital expenditures	$(943)	$(3,505)
Proceeds on sale of assets	$2,665	$—
Purchase of equity investment	$—	$(2,060)
Net borrowings (repayments)	$17,262	$(545)
Debt issuance costs	$(4,448)	$—
Interest paid	$(24,415)	$(22,816)
Payment of cash dividend on common stock	$(29,082)	$(28,777)
Payment of withholding taxes on stock-based compensation	$(2,030)	$(326)

Sources

We have satisfied our cash requirements in the first nine months of 2011 for operations, capital expenditures and debt service primarily through internally generated funds. In the nine months ended September 30, 2011, our net cash flows provided by operating activities were $57.6 million. At September 30, 2011, we had approximately $15.0 million in net working capital. Included in current assets were approximately $23.4 million in cash and cash equivalents and $5.0 million in restricted cash. As of September 30, 2011, we had access to $30.0 million under our revolving credit facility, representing 100% of available capacity.

On May 10, 2011, we closed the sale on $120.0 million aggregate principal amount 6.25% Convertible Notes due 2018 to certain initial purchasers in a private placement. We received net proceeds from the offering of $115.6 million after underwriter fees and other associated costs and used a portion of the proceeds to repurchase $98.3 million of our 5.75% notes at a premium of $6.9 million. The notes will pay interest semi-annually on May 1 and November 1 at a rate of 6.25% per year and will mature on May 1, 2018.

Our existing Senior Credit Facility matures on October 21, 2016 and the revolver matures on October 21, 2015, except that the maturity date for our term loan and our revolver will be December 19, 2012 if we have not repurchased or refinanced at least $100.0 million of our 5.75% Convertible Notes as required under our Senior Credit Facility. Both are secured by substantially all of our assets. We intend to access the capital markets to raise new capital to repurchase in open market transactions from time to time, at varying prices, up to the remaining $26.7 million of our 5.75% Convertible Notes prior to December 19, 2012.

Our Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and the payment of dividends. The Senior Credit Facility also requires that we maintain certain financial ratios.

Uses

Our networks require timely maintenance of plant and infrastructure. Our historical capital expenditures have been, and continue to be, significant. Cash outflows for capital expenditures in the nine months ended September 30, 2011 were $34.4 million, inclusive of $0.9 million in net settlements of capital expenditure payables. We intend to fund future capital expenditures primarily with cash on hand and net cash generated from operations.

Since October 28, 2004, we have paid quarterly dividends on our common stock. Based on current shares outstanding at October 18, 2011 of approximately 45.2 million and our current annual dividend rates of $0.86 per share, maintaining our current dividend policy would result in $38.9 million being paid to common stockholders over the next four quarters. Dividends on our common stock are not cumulative.

We believe that we will have sufficient cash on hand and cash provided by operations to service our debt; pay our quarterly dividends; and fund our operations, capital expenditures and other obligations over the next twelve months. However, our ability to make such an assessment is dependent upon our future financial performance, which is subject to future economic conditions and to financial, business, regulatory, competitive entry and many other factors, many of which are beyond our control and could impact us during the time period of this assessment. See “Item 1A Risk Factors” in our Annual Report on Form 10-K and subsequent Quarterly Reports on Forms 10-Q, and this report, for further information regarding these risks.

Legal

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of September 30, 2011, we have recorded litigation reserves of $0.6 million against certain of those claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress. See also “Part II, Item 1, Legal Proceedings”.

Additionally, on April 19, 2010, the Internal Revenue Service (the “Service”) issued a Notice of Proposed Adjustment (“NOPA”) with respect to the 2006, 2007 and 2008 taxable years of Crest, which was acquired by the Company on October 30, 2008. The Service’s position, as subsequently amended could result in a charge to income tax expense of approximately $89.6 million, $50.1 million of which would be a result of additional taxes payable and $39.5 million of which would be a result of the reduction in recognized deferred tax assets. While we and the Selling Stockholders are continuing to vigorously contest the Service’s claims, should the appeals process fail to overturn the Service’s positions, should the Company be unable to preserve the corporate structure of the Crest subsidiaries and should the Company prove unable to effectively enforce the indemnification provisions in the Stock Purchase Agreement (the “SPA”) or should any amounts exceed the indemnity obligation, or ability to pay, of the indemnifying parties under the SPA, this could have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows and liquidity.

Employees

As of September 30, 2011 we employed 806 full-time employees, 10 part-time employees and 16 temporary employees. Approximately 72% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement with the IBEW, as amended, that governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska expires on December 31, 2012. Management considers employee relations to be generally good.

Additional Information

On August 10, 2010 Verizon Wireless purchased a 700 Mhz block of wireless spectrum that covers the state of Alaska. Verizon has been utilizing this spectrum to build fourth generation (“4G”) wireless networks in the contiguous Lower 48 states, and in the summer of 2011 they began construction of a switching facility in Anchorage. Verizon will represent the fourth wireless provider in the marketplace. Our wireless service and roaming revenue will be affected by the emergence of a new competitor. While we cannot anticipate Verizon’s long term plans the nature of the affect on our roaming revenue will be influenced by the following factors:

1.	The timing of their entrance;

2.	Their decision to build 4G only or a combination of 3G and 4G;

3.	The time it takes them to build a new network and extent that this network overlays our existing network;

4.	The pace that their 3G customers in the contiguous 48 states migrate from 3G handsets to 4G handsets.

We cannot reliably predict the size and pace of impact on our revenues. Yet, given our knowledge and experience of construction seasons in Alaska, we believe it is unlikely we will see any significant erosion in our roaming revenue stream until 2013, and given the ever increasing use of wireless data, we expect to see increases in roaming revenue in the near to medium term. Our total roaming revenue for the nine months ended September 30, 2011 was $29.6 million.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, materials and supplies, long-lived assets, goodwill, intangible assets, equity method investments, deferred income taxes and network access revenue reserves. Actual results may differ from those estimates as the collection of those balances is not reasonably assured.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2011, we had outstanding debt under our Senior Credit Facility. Our credit facility exposes us to risk from changes in interest rates, specifically from changes in LIBOR, or, in certain cases, the prime rate, which are used to determine the interest rates that are applicable to borrowings under the Senior Credit Facility. To manage this risk, we have entered into a series of forward floating-to-fixed interest rate swap agreements and a buy back of the 1.5% LIBOR floor that effectively fixes LIBOR on $385.0 million of the outstanding balance. These forward swaps begin June 30, 2012 and expire on September 30, 2015. We also purchased an interest rate cap that effectively caps LIBOR at 3.0% from January 1, 2011 to June 30, 2012.

On September 30, 2011, we also had outstanding $26.7 million aggregate principal amount of our 5.75% Convertible Notes and $120.0 million of our 6.25% Convertible Notes. The notes pay interest at a fixed rate and are subordinated to our obligations under our Senior Credit Facility as well as certain hedging agreements and other secured debt available under our Senior Credit Facility.

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

There was no change in our internal controls over financial reporting that occurred in the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, other than the remediation of the material weakness indentified in the second quarter of 2011 outlined below.

Remediation of Material Weakness:

In the quarter ended June 30, 2011 we identified a material weakness in the operation of our internal controls over financial reporting arising from the review of journal entries specifically related to the extinguishment of our 5.75% Notes. The errors were discovered prior to filing the 10-Q for the period ended June 30, 2011 and did not affect the balance sheet, results of operations or cash flow. In the third quarter we designed and implemented the following remediation efforts to address this issue and improve our internal controls over financial reporting:

•	enhanced quarterly management review by creating a GAAP disclosure committee to review any complex or unusual transactions occurring during the quarter, including validation of supporting data;

•	improved procedures for the calculation and reconciliation process of our deferred income tax assets and liabilities, including the upgrade of our tax provision software; and

•	engaged an external tax expert to support our financial closing and reporting processes.

We have now completed our evaluation and testing of these additional internal control processes. As of September 30, 2011, management has evaluated the remedial action, reviewed each of the remediation controls and found the controls to be operating effectively. As a result of these new control processes and procedures, management believes it has remediated the material weakness in its disclosure controls and procedures.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of September 30, 2011 we have recorded litigation reserves of $0.6 million against certain current claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Other than as described below, there have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The risk factors described below should be read in conjunction with those disclosed in our Form 10-K.

The telecommunications industry is extremely competitive and will become even more competitive when Verizon enters the market.

We are aware that Verizon Wireless (“Verizon”), owner of the 700 MHz C-Block, fourth generation (“4G”) compatible, wireless spectrum license covering Alaska, is continuing and expanding its activities to support an entry into the Alaskan wireless market. These activities include the acquisition of property, construction on the property, and the solicitation of cell tower access and backhaul proposals. We cannot predict when Verizon will enter the market or the full long-term impact of that entry.

There is a risk that USF reform will materially impact our revenue.

The FCC has announced plans to phase out our existing USF support and established an outline for new USF support, but the framework for the new mechanisms is still under development. Though the future USF rules remain unclear, we do not expect them to be as favorable to the Company as the existing rules and we expect future USF revenue will decrease. We receive Universal Service Fund (and equivalent state universal service support) revenues to support our wireline operations in high cost areas. The FCC has approved the issuance of an Order and FNPRM that will substantially revise how it awards these funds. It will also eliminate the “identical support” rule that permits competitive carriers, such as ACSW and our wireless competitors, to apply for funding based on the support received by the incumbent carrier. We cannot assess the full impact of these changes until the Order and FNPRM are published and we have not had an opportunity to study them in detail. For more information on this and our regulatory environment, please see “Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations; Regulatory Update.”

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

Removed and Reserved.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit	Where Located

3.1	Amended and restated By-Laws of Alaska Communications Systems Group, Inc	Exhibit 3.1 to Form 8-K (filed 9/30/2011)

31.1	Certification of Anand Vadapalli, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document

31.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed with this document

32.1	Certification of Anand Vadapalli, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document

32.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document

101.INS	XBRL Instance Document	Filed with this document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this document

101.DEF	XBRL Taxonomy Extension Label Definition Document	Filed with this document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed with this document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2011

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Anand Vadapalli
Anand Vadapalli
Chief Executive Officer,
President

/s/ Wayne Graham
Wayne Graham
Chief Financial Officer,
(Principal Accounting Officer)