Form 10-K
period 2011-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2012-03-02
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on June 30, 2011 was approximately $398 million computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended; nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 15, 2012 there were outstanding 45,332,183 shares of Common Stock, $.01 par value, of the registrant.

Documents Incorporated by Reference

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2011.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

Cautionary Statement Regarding Forward Looking Statements and Analysts’ Reports

This Form 10-K and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “ours”, “us”, “ACS”, the “Company” and “Alaska Communications”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-K under “Item 1A ,Risk Factors” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes, results and future dividend payments may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•

our strongly competitive environment, which comprises national and local wireless and wireline facilities-based competitors, and the entry of one or more additional facilities-based carriers into the Alaska market; Verizon Wireless (“Verizon”) is expected to enter the market during 2012;

•

governmental and public policy changes, including changes in our revenues resulting from regulatory actions affecting inter-carrier compensation (“ICC”) and changes in revenue from Universal Service Funds (“USFs”);

•

the outcome of on-going Internal Revenue Service (“IRS”) audits and the ability of certain third parties to fulfill their indemnity obligations to us in the event that there is an assessment as a result of these audits;

•

our substantial debt which requires us to dedicate a significant portion of our cash flow from operations to make debt payments and places pressure on our ability to access the capital markets and to fund capital opportunities;

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

•

our ability to develop attractive, integrated products and services making use of our substantial investments in fiber optic cable facilities, including our Alaska Oregon Network (“AKORN®”) and Northstar fiber optic cables that connect Alaska to the contiguous states;

•	unanticipated damage to one or more of our fiber optic cables resulting from construction or digging mishaps, fishing boats, or natural phenomena;

•	changes in general industry and market conditions, and structural declines within the telecommunications industry;

•	a maintenance failure of our network or data centers;

•	a failure of back-office information technology (“IT”) systems;

•

a third party claim that the Company is infringing upon their intellectual property, resulting in significant litigation or licensing expenses, or the loss of our ability to sell or support certain products including certain smart phones;

•	changes in overall national, regional or local economic conditions;

•	unanticipated costs required to fund our postretirement benefit plans;

•	the success or failure of any future acquisitions;

•	loss of key personnel; and

•	the matters described under “Item 1A, Risk Factors.”

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

PART I

Item 1. Business

About Alaska Communications

We provide leading integrated communications services to consumer and business customers in and out of Alaska. Our wireline and wireless communications networks extend throughout Alaska and connect to the contiguous states via our two diverse undersea fiber optic cable systems: (i) the AKORN® system that we launched in April 2009 and (ii) the Northstar system that was acquired as part of the acquisition of Crest Communications Corporation (“Crest”) in 2008.

These networks are among the most expansive in Alaska and form the foundation of service to our customers. Our significant wireless spectrum holdings are used in the delivery of our wireless services. Our business relies on our highly skilled workforce of 855 employees.

Alaska Communications Group, Inc. was incorporated in 1998 under the laws of the State of Delaware. We began doing business as ACS in May, 1999, following our acquisition of the Anchorage Telephone Utility and CenturyTel’s Alaska assets. The Company was rebranded as “Alaska Communications” in September of 2010.

Our principal executive offices are located at 600 Telephone Avenue, Anchorage, Alaska 99503-6091. Our telephone number is (907) 297-3000.

Business Segments

We have two reportable business segments, wireline and wireless. See “Note 16 – Business Segments,” in the Notes to Consolidated Financial Statements for an illustrative view of selected financial information for 2011, 2010 and 2009.

Wireline

We design and market service packages around key customer groups, such as enterprise business accounts. Beginning in 2012, we are extending our product offerings to the small and medium business, and consumer home Internet markets. We intend to accelerate the number of products and services offered to our customers specifically tailored to their size, operating characteristics and industry type.

Enterprise

Our enterprise line of business integrates our broadband, data hosting, and IT services delivered over our wireline networks to business customers, multi-national corporations, municipal, state and federal governments, and other telecommunications carriers. It relies heavily on our ability to provide redundant, scalable and managed broadband connections throughout Alaska and to the contiguous states and beyond. We seek to provide these customers comprehensive, value-added services that make communications more secure, reliable and efficient.

In addition to achieving growth in the enterprise line of business by growing market share and providing increasing amounts of bandwidth to our existing customers to support their increasing data usage requirements, we believe we can, over time, extend our relationship as a trusted advisor and offer additional services such as data hosting and IT.

Retail

Our retail services include traditional voice, broadband data, internet access, long distance and other communications products and services. Our retail line of business provides communications and information services to residential customers, small and medium sized businesses and various governmental entities. Historically, our investment in this line of business has not been significant.

Wholesale

Our wholesale line of business serves other telecommunication providers with network connectivity solutions for resale and our local exchange network, including unbundled network elements.

Access

Our access line of business includes voice and broadband termination services to inter and intrastate carriers who provide services to our retail customers, inter and intrastate high cost support funds and other support funds.

Network and Technology

We operate one of Alaska’s most extensive telecommunications network, providing switched and dedicated voice and data services. We continuously upgrade our network to provide higher levels of performance, increased levels of security and additional services to our customers. Our networks are monitored for performance around the clock to provide a high level of reliability and performance. Our fiber network, which serves as the backbone of our network, is extensive within Alaska’s urban areas and connects our largest markets, including Anchorage, Fairbanks and Juneau with each other and the contiguous states. It offers us the opportunity to provide our customers with a high level of network reliability and speed for voice and broadband applications. We also own and operate the most expansive Internet Protocol (“IP”) networks in Alaska using multi-protocol label switching (“MPLS”) and Metro Ethernet technology. Our MPLS network provides the long-haul framework for our “Metro Ethernet” service, which we market to businesses and government customers. Metro Ethernet offers our customers scalable, high-speed broadband and customized IT products and services, as well as Internet connectivity.

We also own and operate fully redundant under sea fiber optic cable systems that connect our network to our facilities in Oregon and Washington. These facilities allow for fully redundant services to and from Alaska, with key monitoring and disaster recovery capabilities for our Alaskan customers.

Our network in Oregon and Washington includes terrestrial transport components linking Nedonna Beach, Oregon to a Network Operations Control Center (“NOCC”) in Hillsboro, Oregon and collocation facilities in Portland, Oregon and Seattle, Washington. In addition, AKORN®, our undersea fiber optic cable system connects our Alaskan network from Homer, Alaska to our facilities in Florence, Oregon along a diverse path within Alaska, the Pacific Northwest and undersea in the Pacific Ocean. Northstar, our other undersea fiber optic systems, comprises approximately 2,100 miles with cable landing facilities in Whittier, Juneau, and Valdez, Alaska, and Nedonna Beach, Oregon. Together, these fiber optic cables provide extensive bandwidth as well as redundant protection designed to serve our own, as well as our most demanding customers’ critical communications requirements. Through our landing stations in Oregon, we also provide an at-the-ready landing point for other large fiber optic cables, and their operators, connecting the U.S. to networks in Asia and other parts of the world. We currently manage landing facilities for approximately one third of all transpacific cables in the U.S.

Competition

We face strong competition in our wireline business segment. Competitors include General Communications, Inc. (“GCI”), AT&T and Matanuska Telephone Association, Inc. (“MTA”). As competition increases, we will be required to increasingly differentiate our value proposition based on prices and pricing plans, as well as accelerate our investment in the types of services and products offered and improving our levels of customer service. Our operating performance will be impacted, accordingly. For more information associated with the risks of our competitive environment, see “Item 1A, Risk Factors.”

Wireless

Our wireless segment provides facilities-based voice and data services statewide across Alaska with roaming coverage available in the contiguous states, Hawaii, and Canada. We believe that customers’ increased desire to be connected to the Internet wherever they are will result in increasing levels of demand for our wireless services.

Products and Services

Throughout 2011 we grew our Android®-powered smart phone line-up and added our first Windows-powered phone helping to drive penetration of broadband centric devices to 45% of postpaid subscribers, up from 32% a year ago. We also deployed tiered data plans where our customers pay higher monthly rates as their data consumption grows. As data device availability expands to smaller carriers like Alaska Communications, coupled with our tiered data plans, we are positioned to grow revenues associated with higher data usage. Additionally, we bundle mobile Wi-Fi devices as part of our product offerings which should result in revenue growth.

Technology

Traditionally, we have operated one of Alaska’s leading wireless networks. Our wireless platform is Code Division Multiple Access (“CDMA”) where we provide voice and 1xRTT technology for data usage. Additionally, we have deployed third generation (“3G”) wireless packet data technology in the form of CDMA Evolution Data Optimized Rev A (“EvDO”) covering approximately 77% of the state’s population. This service enables email, web browsing and other data uses on wireless devices. Our fourth generation (“4G”) network will employ long-term evolution (“LTE”) technology. In 2011, we completed vendor selection for our 4G LTE network, and received delivery of the core switching components and radio base stations. We intend to activate our LTE network in 2012 and provide service to the urban markets in Alaska.

Coverage

Our wireless network is among the most extensive in Alaska covering approximately 85% of Alaska’s population and supporting approximately 118,000 connections as of December 31, 2011. Our licenses in the 800-900 MHz (for digital cellular voice and data services), 1800-1900 MHz (all digital PCS voice and data services) and AWS 1710-1735 MHL (for 4G cellular service) spectrum collectively cover virtually all of Alaska. We aim to provide our customers consistent features and high quality service regardless of location. In addition, through roaming agreements, we provide our customers a range of services and coverage throughout the contiguous states, Hawaii and Canada.

Competition

We face strong competition in our wireless business segment. Other wireless providers, including other cellular and PCS operators and resellers, serve the markets in which we operate. On a statewide basis, we compete primarily against two other facilities-based wireless service providers: AT&T and GCI. In 2011, AT&T experienced strong iPhone sales and we estimate they have captured approximately 50% of the total wireless market in Alaska. GCI, our primary wireline competitor, operates both a 3G CDMA network (previously marketed under the Alaska Digitel brand) and a 2G Global System for Mobile (“GSM”) network. GCI began to upgrade their GSM network to a higher speed packet access (HSPA+) network in 2011.

Verizon, our primary roaming partner outside of Alaska and a customer for whom we provide roaming services in Alaska, has acquired a license for 700MHz C-Block wireless spectrum in Alaska and is continuing and expanding its activities to support an entry into the Alaska wireless market. These activities include the acquisition of property, construction on that property, and the solicitation of cell tower access and backhaul proposals. We believe they will begin to provide service in Alaska in 2012.

We believe our pricing structure is competitive with AT&T and Verizon, however, as the two dominant national carriers they have significant competitive advantages associated with handset availability and content that can be packaged with their wireless offerings. GCI competes heavily on price, particularly as they bundle wireless service with their triple-play offerings (voice, broadband and video).

While we differentiate our service based on the quality of our network, local service orientation and superior customer service, primarily because of the entry of Verizon, we expect competition for customers to intensify.

Marketing

Our marketing strategy relies on our extensive history of understanding the Alaskan consumer and business customers. We tailor our products and services based on understanding our customers’ needs, and offer competitive services at price points that allows us to generate reasonable returns on our investments. Further, we bundle our products to provide increased value to our customers through higher volume purchases. An example of bundling is our suite of offerings that combine our business broadband and other communications products with our server space and power hosting services and the IT products of our partner, TekMate, LLC (“TekMate”). In general, our marketing efforts are focused on a coordinated program of television, print, radio, signage, Internet and point-of-sale media promotions with an increasing heavy focus on community-based marketing initiatives.

Sales and Distribution Channels

Our sales strategy combines direct and indirect distribution channels to retain current customers and drive additional sales growth. Our direct channel is comprised of our 14 retail stores, a direct sales team focused on business customers, and a network of agents. Our larger employee base directly and indirectly supports our sales efforts as we live and work in the communities we serve. Further, we provide our customers the ability to order goods and services and pay their bills through our website.

Customer Base

We generate our revenue through a diverse statewide customer base and there is no reliance on a single customer or small group of customers. No customer represented 10% or more of our total revenue in 2010 or 2009. Verizon accounted for 10.8% of our revenue in 2011.

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

Employees

As of January 31, 2012, we employed 830 regular full-time employees, 9 regular part-time employees and 16 temporary employees. Approximately 71% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement with the IBEW, as amended, that governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska expires on December 31, 2012. Management considers employee relations to be generally good, though we do face certain constraints and issues stemming from our collective bargaining agreement.

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

Overview

The telecommunications services we provide and from which we derive a significant share of our revenue are subject to extensive federal, state and local regulation. We generate revenues from regulated surcharges to our customers, access charges to other carriers, and support mechanisms for both our wireline and wireless services. These amounts are included in our financial results within Retail Revenue, Wholesale and Access Revenues. Our local exchange carrier (“LEC”) subsidiaries are regulated common carriers. Because they face competition, however, most of our LEC subsidiaries may not be able to realize their allowed rates of return.

In this section, “Regulation”, we refer to our LEC subsidiaries individually as follows:

•	ACS of Anchorage, Inc. (“ACSA”);

•	ACS of Alaska, Inc. (“ACSAK”);

•	ACS of Fairbanks, Inc. (“ACSF”); and

•	ACS of the Northland, Inc. (“ACSN”).

In establishing rates for regulated services, our LEC subsidiaries first determined their aggregate costs and then allocated those costs between regulated and non-regulated services, then separated the regulated costs between the state and federal jurisdictions and finally among their various inter and intrastate services. This process has been governed primarily by the Federal Communications Commission (“FCC”) and the Regulatory Commission of Alaska (“RCA”) rules and regulations. The FCC is considering whether to modify or eliminate the current jurisdictional separations process. This decision could indirectly increase or reduce earnings of carriers subject to jurisdictional separations rules by affecting the way regulated costs are divided between the federal and state jurisdictions if rates in both jurisdictions are not adjusted accordingly. Maximum rates for regulated services are regulated by the FCC for interstate services and by the RCA for intrastate services.

At the federal level, the FCC generally exercises jurisdiction over services of telecommunications common carriers that provide, originate or terminate interstate or international communications and related facilities. The FCC does not directly regulate information services and has preempted inconsistent state regulation of information services. Our wireless services use FCC radio frequency licenses and are subject to various FCC regulations, including E-911 and number of portability requirements.

The RCA generally exercises jurisdiction over services and facilities used to provide, originate or terminate communications between points in Alaska. In addition, pursuant to the local competition provisions of the Communications Act of 1934, as amended (“Communications Act”), federal and state regulators share responsibility for implementing and enforcing certain pro-competitive policies.

Local governments often regulate the public rights-of-way necessary to install and operate networks. These local governments may require communications services providers to obtain licenses or franchises regulating their use of public rights-of-way and may require carriers to obtain construction permits and abide by building and land use codes.

Federal Regulation

We must comply with the Communications Act and regulations promulgated there under, which require, among other things, that common carriers offer interstate services upon request at just, reasonable and non-discriminatory rates and terms. The Communications Act also requires us to offer competing carriers interconnection and non-discriminatory access to certain facilities and services designated as essential for local competition, and permits the FCC to deregulate us as markets become more competitive. Under the Communications Act we are eligible for support (subsidies) to help defray the cost of providing services to rural, high cost areas, low-income consumers, schools and libraries. Many of these regulations recently have been modified by the FCC and others are the subject of on-going FCC rulemakings that could result in further changes.

Interconnection with local telephone companies and access to other facilities

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

Our ACSN ILEC subsidiary enjoys a statutory exemption as a rural telephone company from the requirements imposed on most ILECs to provide UNEs to a CLEC. The RCA may terminate the exemption if it determines that interconnection is technically feasible, not unduly economically burdensome and consistent with universal service. Although the RCA has not terminated ACSN’s UNE exemption, the RCA granted GCI, subject to certain conditions, approval to provide local exchange telephone service in the Glacier State study area and Sitka exchange of ACSN on its own facilities. Other than the City of Sitka, all other exchanges in the Sitka study area remain unserved by any CLEC at this time. New facilities-based local exchange service competition may reduce our revenues and returns. GCI has announced plans to serve all these exchanges with wireless service.

On December 28, 2006, the FCC conditionally and partially granted ACSA forbearance from the obligation to lease UNEs to our competitors at regulated rates. This forbearance was limited to five wire centers within the Anchorage service area of ACSA. Even where relief was granted, however, the FCC has required ACSA to lease loops and sub-loops at commercially negotiated rates, or if there is no commercial agreement, at the rates for these UNEs in Fairbanks. As a result of this decision, on March 15, 2007, ACSA, ACSAK, ACSF and ACSN entered into a five year global interconnection and resale agreement with GCI governing the provision of UNEs and other services. We signed an updated interconnection agreement with GCI in December 2011, effectively extending the original agreement with certain modified terms and conditions. The agreement is pending approval by the RCA.

Congress may consider legislation that may further modify the interconnection requirements under the Communications Act, and the FCC and RCA frequently consider modifications of their rules. We cannot predict the outcome of any such action taken by the Congress, the FCC or the RCA.

Interstate access charges

The FCC regulates the prices that ILECs charge for the use of their local telephone facilities in originating or terminating interstate transmissions. For the year ended December 31, 2011, interstate access charges represented 16.5% of our total revenues.

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

Since 2001, the FCC has been examining aspects of the regulatory framework applicable to interstate special access services provided by price-cap LECs. In particular, the FCC has considered reform of the appropriate rate levels and rate structures for such services; the FCC also has considered whether and to what extent it should retain or modify its special access pricing flexibility rules. Because the FCC’s grant of the waiver petition discussed above allowed ACS to become a price-cap company, and because three of the ACS ILECs enjoy pricing flexibility under the current FCC rules, any reforms that the FCC adopts as a part of that on-going special access proceeding could affect ACS’s revenues in ways that we cannot currently predict.

On October 27, 2011, the FCC voted unanimously to overhaul portions of its USF and ICC systems. The order reflecting that vote was released on November 18, 2011 (the “USF/ICC Order”). Upon the effective date of the USF/ICC Order, all interstate and intrastate switched access rates and reciprocal compensation rates were capped at their current levels. The FCC’s ultimate goal is for all ICC rates to be reduced to zero with carriers recovering their costs from their own end-users (“Bill-and-Keep”). However, some rates remain subject to a further notice of proposed rulemaking (the “FNPR”).

Over a six year period beginning July 1, 2012, price-cap ILECs will see the following changes:

•

intrastate terminating switched end-office rates and intrastate terminating switched transport rates (to the extent they are above the ILEC’s interstate rates) and reciprocal compensation rates will be reduced in two equal steps to parity with interstate rates effective July 1, 2012 and July 1, 2013; transport rates will remain at this level;

•

intrastate and interstate terminating switched end-office rates and reciprocal compensation rates will be reduced in three equal steps to $0.0007 effective July 1, 2014, July 1, 2015, and July 1, 2016;

•	all terminating switched end-office rates and reciprocal compensation rates will be reduced to zero on July 1, 2017;

•

for a terminating ILEC that owns the tandem switch, terminating switched end-office rates and terminating switched transport rates will be reduced to $0.0007 for all traffic within the tandem serving area on July 1, 2017, and to zero on July 1, 2018.

The USF/ICC Order provides for a certain amount of compensation for lost revenue through two optional programs: (i) an access recovery charge on subscribers and (ii) a temporary access replacement support mechanism with broadband build-out obligations. However, the FCC does not intend the results of the changes to be fully revenue-neutral to any ILEC and various caps, limitations, market forces, and, ultimately, phase-outs apply to both of these programs.

Federal universal service support

The Communications Act requires the FCC to establish a universal service program to ensure that affordable, quality telecommunications services are available to all Americans. The Company receives USF funding for its wireless business as a CETC, and for its local exchange businesses as a price cap carrier. For the year ended December 31, 2011, the Company recognized $26.9 million in wireless CETC and $21.3 million in high cost loop support for its LECs; for the year ended December 31, 2010, the corresponding amounts were $25.7 million and $23.8 million. Combined, these amounts represent 13.8% of our total revenues for the twelve month period ended December 31, 2011.

The universal service support program at the federal level has several components, including one that pays support to LECs serving areas for which the costs of providing basic telephone service are higher than the national average. In addition to support for serving high cost areas, ACS is eligible for support for communications services provided to low-income consumers under the Lifeline program, and for connecting schools and libraries to the Internet under the E-rate program. The Lifeline program recently was reformed by the FCC, and the E-rate program is the subject of ongoing FCC rulemaking proceedings. Recently the FCC significantly modified the high cost program in the USF/ICC Order, and additional changes to the high cost program are pending.

USF disbursements may be distributed only to carriers that are designated as “eligible telecommunications carriers” (“ETCs”) by a state regulatory commission. All of the ACS ILECs are ETCs in Alaska. Some of our competitors and ACS Wireless, Inc. (“ACSW”) are competitive ETCs (“CETCs”) in the service areas of the ACS ILECs and elsewhere.

The recent USF/ICC Order made a number of changes, including:

•

Phasing out the existing high cost funding mechanisms and establishing the Connect American Fund (“CAF”) to support both voice and broadband fixed services in high cost areas served by price cap carriers, such as our LECs; and

•

Establishing a separate mobility fund to support mobile voice and broadband services in unserved and high cost areas while freezing and phasing out the identical support rule for CETCs, including ACSW and our competitors.

Funding under the new programs will generally require recipients to provide broadband to unserved locations throughout the designated coverage area by the end of a specified build-out period – typically three to five years – as well as meeting interim build-out obligations. Extremely high cost locations are exempt from the build-out requirement, and will be targeted through a separate support mechanism, the Remote Areas Fund, which the FCC is developing. Financial penalties may apply if build-out obligations or service metrics are not met.

The Connect America Fund

The CAF will be implemented in two phases. During Phase One, existing high cost support for price cap ILECs will be frozen (except where end-user rates are “artificially low,” in which case existing support may be reduced). Price cap ILECs must use frozen CAF to support modern communications networks capable of supporting broadband and voice services, and over time must target areas that are substantially unserved by any unsupported competitor providing such services. An additional $300 million in funding will be available to certain price cap carriers serving the highest-cost wire centers, conditioned on the carriers’ agreeing to new public interest obligations including deploying broadband service to at least one unserved location for every $775.00 in additional funding received. The one-time incremental support payment is optional for price cap ILECs and must be used to deploy broadband to unserved locations, with some allowance for investment in middle mile infrastructure. The FCC has not yet announced which carriers will be eligible for incremental CAF support or how much support any ILEC may receive, but the FCC has announced its intention to publish that information by March 31, 2012, and allow price cap ILECs 90 days in which to accept or decline some or all of the incremental support and accompanying broadband service obligations. Phase One CAF support will continue to be provided throughout 2012 and until Phase Two is operational.

“Broadband” for purposes of the new FCC support programs is currently defined as delivering actual speeds of at least 4 Mbps downstream and 1 Mbps upstream, with latency suitable for real-time services such as VoIP, and must be offered at prices reasonably comparable to those in urban areas.

Phase Two of the CAF will involve the development of a predictive cost model, which the FCC expects to be adopted by December 31, 2012. The FCC will establish the amount of support available within the FCC’s overall budget for price cap carriers in locations benefiting from CAF funding of $1.8 billion annually over five years. Each ILEC seeking funding will need to undertake a state wide commitment to provide broadband and voice services to all unserved high cost locations in that company’s combined service territory, but excluding those locations with costs in excess of a high cost benchmark yet to be established. No support will be available where an unsubsidized competitor provides service that meets the FCC’s broadband standards. Funded carriers will need to meet deployment commitments in years three and five with significant financial consequences for non-performance. In areas where the ILEC declines the state-level commitment, and in all price cap territories after five years, the Phase Two funds will be distributed according to competitive bids.

The Mobility Fund

The FCC is eliminating the identical support rule that determines the amount of support for mobile, as well as wireline, CETCs from which ACS receives support for certain of its wireless services. All CETC support is frozen on a per study area basis as of year-end 2011, and will phase down over a five-year period beginning on July 1, 2012 (July 1, 2014, for remote areas of Alaska). The phase down of CETC support will stop if Mobility Fund Phase Two (described below) is not operational by June 30, 2014.

The Mobility Fund is the first universal service mechanism dedicated to ensuring availability of mobile broadband networks in areas where a private-sector business case is lacking. Phase One includes up to $300 million in one-time support to accelerate deployment of networks for mobile voice and broadband services in un-served areas. Funds will be awarded through a nationwide reverse auction, which the FCC expects to occur in the third quarter of 2012. Eligible areas will include census blocks un-served today by mobile broadband services. Carriers may not receive support for areas they have previously stated they plan to cover. Winners will be required to deploy 4G services within three years or 3G services within two years. There will also be a separate and one-time Tribal Mobility Fund to award up to $50 million in additional universal service funding to Tribal lands to accelerate mobile voice and broadband availability in those remote and underserved areas.

Phase Two funding will provide up to $500 million per year in on-going support for communities in which service would be unavailable absent federal support. This will include on-going support for Tribal areas of up to $100 million per year. The distribution methodology, eligible geographic areas and providers, and public interest obligations are to be detailed in the FNPR. The FCC expects to adopt the distribution mechanism for Phase Two in 2012 with implementation in 2013.

Based on the above, the Company expects that its USF revenues will decline approximately $4.0 to $5.0 million annually. However, given the uncertainty in the implementation of the USF/ICC Order and the shape of follow-on FCC rule making and model development efforts, actual funding may vary significantly.

Federal universal service contributions

The FCC is currently considering revisions to the current mechanism for funding universal service. Today, our operating subsidiary companies collect federal USF amounts from our subscribers associated with interstate and international services and are then required to contribute the amounts to the federal USF. The collected federal USF amounts represent 1.6% of our total revenues for the twelve months ended December 31, 2011. The FCC is considering whether to replace this funding mechanism with one based on flat rate, per line contributions; capacity-based contributions; or some combination of these or other proposals. The FCC also has considered whether to adopt contribution requirements for broadband Internet access services. We cannot predict how the outcome of these proceedings may affect our contribution obligations.

Interstate long distance services

FCC regulation of the rates, terms or facilities of our interstate long distance services is relatively light. However, we must comply with the general requirement that our charges and terms be just, reasonable and non-discriminatory. Also, we must comply with FCC rules regarding unauthorized switching of a customer’s long distance service provider, or “slamming”. The FCC has levied substantial fines on some carriers for “slamming”. In addition, we must post the rates, terms and conditions of service on our website and engage in other public disclosure activities. Interstate long distance services represent 1.9% of our total revenues for the twelve month period ended December 31, 2011.

The FCC requires that ILECs providing interstate long distance services originating from their local exchange service territories ensure that their long distance affiliates maintain separate books of account, and that they acquire any services from their affiliated ILECs at tariffed rates, terms and conditions.

Under RCA rules and federal law, all of our long distance services are subject to “equal access” rules that require some carriers to advise customers requesting new service of their choices in new providers. The U.S. Telecom Association (“USTA”) has asked the FCC to waive the federal equal access scripting requirement. The ACS LECs filed comments agreeing with USTA that the Commission should waive the requirement for all small and mid-sized independent local exchange carriers. A decision is pending.

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

The FCC has imposed particular regulatory obligations on IP-based telephony. The FCC has determined that interconnected VoIP providers must comply with: (i) requirements to provide E-911 emergency calling capabilities; (ii) certain disability access requirements; (iii) rules protecting customer proprietary network information (“CPNI”); (iv) local number portability (“LNP”) requirements; (v) regulatory fee obligations; (vi) obligations under CALEA; (vii) the obligation to contribute to USF; and (viii) discontinuance requirements.

On December 21, 2010, the FCC adoped new “net neutrality” rules. For wireline providers, the rules: (1) require broadband Internet access service providers to disclose their network management practices and information about performance and terms of use to consumers and third party users, (2) restrict providers from blocking lawful content, applications, services, and devices, and (3) prohibit providers from engaging in unreasonable discrimination in transmitting lawful traffic. Mobile wireless providers must comply with the disclosure requirement noted above, and are prohibited from blocking lawful websites or applications that compete with their own voice and video services. Under these rules, network owners may exercise “reasonable network management” for legitimate network purposes, such as to address congestion, harmful traffic, and network security. The rules became effective November 20, 2011 and are currently being challenged in court by multiple parties. We cannot predict the impact of these actions, or of any new legislation or other regulatory initiatives addressing similar issues, on our results or operations.

Lifeline reform

In January 2012, the FCC adopted an order overhauling its Lifeline program for service to low-income consumers, which includes the creation of a national accountability database, establishing a one-per-household rule applicable to all providers in the program, establishing metrics to measure program performance and modernizing Lifeline. The Company participated in the 2011 FCC audits that eliminated multiple carriers from receiving support for the same subscriber. For the year ended December 31, 2011, Lifeline revenue represents 1.8% of our total revenues.

Wireless services

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

In March 2008, the U.S. Court of Appeals for the DC Circuit stayed a November 2007 FCC order requiring that wireless carriers meet E-911 location accuracy standards at a smaller geographic level, the serving area of the Public Safety Answering Point (“PSAP”). On July 31, 2008, the FCC asked the Court to remand the case so that it could re-evaluate the rules in response to proposals that it measure E-911 location accuracy compliance at the county level. In September 2010, the FCC modified its rules to require wireless providers to satisfy these location accuracy standards at either a county-based or PSAP-based level. Additional testing requirements were added in a July 2011 order which also sought comment on issues such as indoor location accuracy and VoIP requirements. We cannot fully predict the impact of these changes on compliance, nor can we predict the outcome of the additional requests or their impact on ACSW.

On November 18, 2009, the FCC established set timeframes for tower site applications reviewed by state and local governments. Under the ruling, if a jurisdiction fails to act on an application within prescribed time periods (90 days for collocations, 150 days for other tower site applications) the applicant may file a claim for relief in court. The court will then decide what action to take based on the facts presented. On April 7, 2011, the FCC adopted new rules governing data roaming arrangements, by which wireless carriers are able to use their competitors’ networks in areas where they do not offer service. The new rules require ASCW to offer data roaming arrangements to other providers with compatible technologies on “commercially reasonable terms and conditions” and create a special dispute resolution procedure should the parties be unable to reach agreement.

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

Interconnection

The Communications Act specifies that resale and UNE rates are to be negotiated among the parties subject to approval by the state regulatory commission or, if the parties fail to reach an agreement, arbitrated by the state regulatory commission. The ACS LECs have entered into interconnection agreements with a number of entities including TelAlaska Long Distance, Inc., GCI, AT&T, Alaska DigiTel, Alaska Wireless Communications, Bandwidth.com, Clearwire Telecommunications Services, Inc. and ACSW. In addition, ACSW has entered into agreements with entities including KPU Telecommunications, Alaska Telephone Company, Arctic Slope Telephone Association Cooperative, Inc., Matanuska Telephone Association, Mukluk Telephone Company, Inc. and the ACS LECs, to provide service in their study areas. Revenue associated with interconnection represents less than 1% of our revenues for the twelve month period ended December 31, 2011.

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

Intrastate access rates

Under the USF/ICC Order most intrastate access rates will be phased out over the next five years. Revenue from intrastate access rates represents 3.0% of our revenue for the twelve month period ended December 31, 2011.

E-911

In 2007, the Commission adopted standards related to E-911 service for multi-line telephones. The rules do not impose any new obligations on local exchange carriers. The owners of the multi-line telephones, such as hotels or motels, will be responsible for changes in their systems so that 911 callers can be identified more accurately.

Alaska Universal Service Fund

The AUSF serves as a complement to the federal USF, but must meet federal statutory criteria concerning consistency with federal rules and regulations. Revenue from the Alaska Universal Service Fund represents 1.3% of our revenue for the twelve month period ended December 31, 2011.

Currently, the AUSF supports a portion of certain higher cost carriers’ switching costs, the costs of Lifeline service (which supports rates of low-income customers) and a portion of the cost of Public Interest Pay Telephones. The RCA has adopted regulations that limit high cost switching support to local companies with access lines of 20,000 or less. This change has eliminated the switching support that our rural ILECs received.

The RCA’s August 2010 access charge order added a new Carrier Common Line (“CCL”) support program to the AUSF as well as expanded the AUSF to include support for carriers of last resort (“COLRs”). The new AUSF support programs were implemented in 2011. Our rural ILECs began receiving support from the new CCL support program in August 2011. Our rural ILECs are designated as temporary COLRs and have petitioned to become permanent COLRS. As a result, some of our ILECs are also eligible for the new COLR support from the AUSF. The RCA deferred the issue of expanding the AUSF to support high cost interexchange facilities of long distance carriers for consideration in the future.

ETC Determinations

The RCA granted GCI’s request that it be designated a CETC in the Anchorage, Fairbanks, Juneau, Eielson, Fort Wainwright, and Glacier State areas, all of which are currently served by our subsidiaries. In April 2011, the RCA granted GCI CETC status for its wireless service in the ACSN-Sitka area. Further, ACSW has been granted CETC status in the MTA, ACSF, ACSA, ACSAK-Juneau and ACSAK-Eielson and Fort Wainwright, ACSN-Glacier State, Copper Valley Telephone Cooperative, KPU Telecommunications and the Alaska Telephone Company study areas.

Other RCA Proceedings

In 2011, Alaska Communications petitioned the RCA for a waiver of regulations that requires an automatic annual delivery of a printed copy of its white pages directory in Anchorage, Fairbanks, Juneau and the Kenai Peninsula. The RCA denied the petition but has opened a docket to investigate duplication in the publication of residential directories as well as the perception that some telephone companies are not complying with the regulation to print a directory.

Also, generally, under RCA rules, if an interexchange carrier wants to offer a particular long distance service, it must offer that service statewide. If it offers a long distance service as part of a local/long distance service bundle, it must identify the long distance rate included in the bundle separately, and offer the service on a stand alone basis statewide for that rate. Resellers (interexchange carriers that do not use their own facilities to provide service) have asked the RCA to waive this requirement as too burdensome. In response, facilities-based carrier GCI has asked the RCA to eliminate the statewide requirement for all interexchange carriers, rather than allow resellers to have more flexibility. ACS-LD is considered a facilities-based carrier. It is not possible to predict the outcome of this proceeding, or the impact it will have on ACS-LD’s market position.

Website Access to Reports

Our investor relations website Internet address is www.alsk.com. The information on our website is not incorporated by reference in this annual report on Form 10-K. We make available, free of charge, on our investor relations website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”).

Code of Ethics

We post our code of business conduct and ethics entitled “Code of Ethics”, on our corporate website at www.alsk.com. Our code of business conduct and ethics complies with Item 406 of SEC Regulation S-K and the rules of NASDAQ. We intend to disclose any changes to the code that affect the provisions required by Item 406 of Regulation S-K and any waivers of the code of ethics for our executive officers, senior financial officers or directors, on our corporate website.

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

Risks Relating to Our Industry

The telecommunications industry in Alaska is extremely competitive and will become even more competitive when Verizon enters the market in 2012.

The telecommunications industry in Alaska is extremely competitive and will become even more competitive when Verizon enters the market. We face increasing competition for a small number of customers from national wireless carriers that have entered or will enter our market. New market entrants will make it more difficult for us to attract and retain customers. We may also lose roaming revenues from carriers that enter the Alaskan market.

Wireless Competition

Given our limited market size, the impact from increased competition is expected to be material, and will impact our future service and roaming revenue. Our service revenue is generated from monthly charges to our retail customers. Should those customers elect to move their wireless service revenue to Verizon, our service revenue will decrease. Additionally, we have generated roaming revenue by charging all lower 48 carriers, including Verizon, when their customers use their wireless devices in Alaska. If these carriers build their own network in Alaska, we will no longer be able to collect roaming revenue from those carriers. Roaming revenue represented 11.1% of our revenues for the twelve months period ended December 31, 2011, but is expected to decline over several years beginning in 2013 as Verizon begins providing service through its own facilities.

Wireline Competition

Our principal wireline competitor, GCI, is the dominant cable television provider in Alaska. In consumer markets, GCI leverages its dominant cable television position by bundling its cable services with competitive telephony services, which are often based on leases of our facilities. We do not offer television service, and thus, are unable to offer competing bundles. In addition, GCI has aggressively deployed cable telephony in order to move its telephone customers off of our network and onto its own cable system. Significant, continued migration of customers would result in a significant reduction of revenue for us. GCI holds a dominant position in the current voice and data markets, where it owns and operates two of the four existing undersea fiber optic cables connecting Alaska to the contiguous states and has a number of significant contracts with large carrier customers. It continues to expand its network’s reach, including through its Terra Southwest project which is funded 50% with a $44 million grant from the USDA Rural Utilities Service, and limits cost-efficient opportunities for competition in the areas served by this network. GCI competes aggressively on price to defend its market share. In addition, AT&T has acquired a substantial amount of interstate and intrastate fiber optic capacity from GCI, which may allow it to offer additional competing service from its national platform.

These strong competitive pressures in both our wireless and wireline business segments could have a material adverse effect on our business, operating results, margins and financial condition.

Device Access

Exclusive arrangements between wireless device manufacturers and large wireless carriers hamper our ability to procure and sell many popular wireless handsets and other devices.

Our wireless business competes against national and well-funded wireless service providers, most notably, AT&T and, in the future, Verizon. As a smaller carrier, we do not have access to many of the wireless products and services that AT&T and Verizon can offer. We are precluded from obtaining new wireless devices subject to exclusive agreements with large wireless carriers, such as the iPhone®, which only AT&T and Verizon can offer. Other than AT&T and, in the future, Verizon, no other national wireless provider has a presence in our market. Even so, exclusive arrangements for new devices, into which other national carriers enter, make them unavailable to us. Because devices subject to exclusivity agreements may be those most sought after by customers, our inability to sell those devices may harm our ability to stay competitive. Because wireless subscribers are permitted to retain their wireless phone numbers when changing to another wireless carrier within the same geographic area, customers may change carriers simply to obtain a device that we do not offer. Our limited ability to procure certain devices could increase wireless customer churn and may also limit our flexibility to price our services for quality of customer experience, which could have a material adverse effect on our revenue, results of operations and cash flows.

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

We have a substantial amount of debt. As of December 31, 2011, we had total debt of $569.6 million. Our debt could have important consequences for you as a holder of our common stock. For example, our substantial debt and the related loan covenants could:

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

The terms of our senior credit facility and the terms of our other debt allow us and our subsidiaries to incur additional debt upon the satisfaction of certain conditions. If new debt is added, the related risks described above would intensify.

Our substantial debt exposes us to adverse changes in interest rates. We entered into floating-to-fixed interest rate swaps to hedge our exposure to interest rate changes. With the refinancing of our senior debt on October

21, 2010, we terminated the related swaps and entered into replacement swaps that will fix the interest rates on $385.0 million of notional term loan value at 6.47% for the period June 30, 2012 through September 30, 2015, which will increase our senior credit facility-related interest expense by approximately $2.0 million annually from 2011 levels. Until that time, while we have partially limited our exposure to interest rate risk by acquiring an interest rate cap that limits the London Interbank Offered Rate (“LIBOR”) to 3.0%, we will be directly exposed to increases in our interest expense any time LIBOR exceeds 1.5% up to a cap of 3.0%. We are also subject to credit risk related to our counterparties on the swaps and the interest rate cap and to interest rate fluctuations on interest generated by our debt in excess of the notional term loans referenced above. For more specific information related to our exposure to changes in interest rates and our use of floating-to-fixed interest rate swaps, please see “Item 7A, Quantitative and Qualitative Disclosures About Market Risk.”

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

Further, we are required to meet certain financial covenants, reported on a quarterly basis. Our ability to meet these covenants is dependent, among other factors, on our achieving targeted results of operations. We may not be able to achieve these targets for a variety of reasons, some of which are beyond our control, including the potential negative impact on our operations that could occur when Verizon enters the Alaska market. For example, based on our current total leverage, if competition from Verizon and the related loss of roaming revenue (or any other factor or combination of factors) caused the Company’s Adjusted EBITDA, as defined in our senior credit facility, to drop below approximately $109.9 million for any four consecutive quarters, the Company would be required to suspend its dividend. If Adjusted EBITDA dropped below $104.7 million for any four consecutive quarters then the Company could be in default (for comparison, Adjusted EBITDA was $125.5 million in 2011). Additionally, we must repurchase or otherwise retire $1.7 million of our 5.75% Convertible Notes due 2013 (“5.75% Notes”) prior to December 19, 2012; market conditions or other factors may impede our ability to do so. Upon the occurrence of an event of default under our senior credit facility, the lenders could elect to declare all amounts outstanding under our senior credit facility to be immediately due and payable. Such a default or acceleration may allow our other creditors to accelerate our other debt. If the lenders accelerate the payment of the debt under our senior credit facility, our assets may not be sufficient to repay our debts.

Debt Service Requirements

We require a significant amount of cash to service our debt, pay dividends, fund our growth projects and meet other liquidity needs.

Our ability to make payments on and to refinance our debt, including amounts borrowed under our senior credit facility, our 5.75% Notes and our 6.25% Convertible Notes due 2018 (“6.25% Notes”), to pay dividends, and to fund planned capital expenditures, including strategic acquisitions, if any, will depend on our ability to generate cash in the future. We cannot assure you that our business will generate sufficient cash flow from operations such that our currently anticipated growth in revenues and cash flow will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable the repayment of our debt, pay dividends or to fund our other liquidity needs.

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

Risks related to our Business

Roaming Charges

We derive a significant portion of our wireless revenue from roaming charges. This revenue will decline in the future as a result of Verizon’s entry into the market and other factors.

Approximately 11.1% of our revenue for the year ended December 31, 2011 was derived from roaming charges incurred by other wireless providers whose customers traveled within our coverage areas. The revenue we recognize from these roaming charges may in the future be volatile or decline as a result of a number of factors, many of which are outside our control. These factors include the strength of the Alaskan economy and its primary industries, including tourism, general economic factors affecting commerce between Alaska and other states and countries, unresolved political matters which may affect public and private spending in Alaska and others. For example, our service areas include a number of summer tourist destinations in Alaska. As a result, in these areas, our roaming revenue generally increases during summer months and declines during other periods and depends heavily on the number of tourists who visit Alaskan tourist destinations. In addition, we cannot assure you our roaming agreements with other providers will continue to generate similar roaming revenues. Our agreements with other carriers have varying terms of varying length, including some which are terminable on short notice. In the event these roaming agreements expire or are terminated, we may be unable to renegotiate or replace these agreements on similar or acceptable terms. Failure to obtain acceptable roaming agreements could lead to a significant decline in our revenue and operating income. Lastly, changes in the network footprints of our roaming partners, or those of our competitors who are able to provide roaming coverage in our service areas, could have a material adverse effect on us. For example, when Verizon enters the Alaska market, we estimate we could potentially lose up to 90% of our roaming revenue. We may also lose roaming revenue from other partners if they moved their roaming relationship to Verizon or if we retained the relationship, but the presence of Verizon, coupled with our other competitors, pushed down market rates for roaming charges.

Network Access Charges

Revenues from network access charges may be reduced or lost.

We received approximately 16.5% of our operating revenues for the year ended December 31, 2011 from local exchange network access charges. The amount of revenue that we receive from these access charges is calculated in accordance with requirements set by the FCC and the RCA. Any change in these requirements may reduce our revenues and earnings. Access charges have consistently decreased in past years. We do not receive access revenue related to our competitors’ retail customers that are served by UNEs or by the competitors’ own facilities. To the extent that competitors move customers on to UNEs or off our network entirely, our access revenues will decrease. We do not receive access revenue from VoIP calls and growth of this service will reduce our access revenues.

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

Our markets are heavily regulated. We cannot predict the extent the government will impose new unfunded mandates on us. Such mandates have included those related to emergency location, providing access to hearing-impaired customers, law enforcement assistance and local number portability. Each of these government mandates has imposed new requirements for capital that we could not have predicted with any precision. Along with these obligations, the FCC has imposed deadlines for compliance with these mandates. We may not be able to provide services that comply with these mandates in time to meet the imposed deadlines. Further, we cannot predict whether other mandates from the FCC or other regulatory authorities, will occur in the future or the demands they may place on our capital expenditures. For more information on our regulatory environment and the risks it presents to us, see “Item 1, Business – Regulation”.

There is a risk that the USF/ICC Order will materially impact our revenue.

The USF/ICC Order establishes a new frame work to support universal service that will ultimately phase out our existing USF support. Though the future USF rules remain unclear, we do not expect them to be as favorable to the Company as the existing rules and we expect future USF revenue will decrease. We receive USF (and equivalent state universal service support) revenues to support our wireline operations in high cost areas. The order eliminates the “identical support” rule that permits competitive carriers, such as ACSW and our wireless competitors, to apply for funding based on the support received by the incumbent carrier. The uncertainty in the implementation of the USF/ICC Order and the shape of follow-on FCC rule making and model development efforts prevents us from accurately measuring the amount of future USF revenue decreases, the amount of any new support the Company will qualify to receive, or the financial obligations required to achieve that qualification.

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

The vast majority of our customers and operations are located in Alaska. Due to our geographical concentration, the successful operation and growth of our businesses depends on economic conditions in Alaska. The Alaskan economy, in turn, depends upon many factors, including:

•	the strength of the natural resources industries, particularly oil production and prices;

•	the strength of the Alaskan tourism industry;

•	the level of government and military spending; and

•	the continued growth of service industries.

The customer base for telecommunications services in Alaska is small and geographically concentrated. According to the Alaska Department of Labor and Workforce Development estimates, the population of Alaska is approximately 722,190 as of July 31, 2011, approximately 60% of whom live in Anchorage, Fairbanks and Juneau. Alaska’s economy is heavily dependent on investment by oil companies, and state tax revenues correlate with the price of oil. During 2011, the price of crude oil continued to exhibit significant volatility. We do not know what the long-term effect on the Alaskan economy will be or if it will even be stable.

Erosion of Access Lines

We provide services to many customers over access lines, and if we continue to lose access lines, our revenues, earnings and cash flow from operations may decrease.

Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss consistently over the past few years. During the year ended December 31, 2011, the number of access lines we serve declined by 5.9%. We expect to experience net access line loss in our markets for an unforeseen period of time. Our inability to retain access lines would adversely affect our revenues, earnings and cash flow from operations.

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

Labor costs are a significant component of our expenses and, as of January 31, 2012, approximately 71% of our workforce is represented by the IBEW. As a result of our collective bargaining agreement with the IBEW, we may experience pressure to increase wages and benefits for our employees. We believe our labor costs are higher than our competitors who employ a non-unionized workforce. In addition, we may make strategic and operational decisions that require the consent of the IBEW. The IBEW may not provide consent when we need it, or it may require additional wages, benefits or other consideration be paid in return for its consent. Furthermore, work rules under the existing agreement may limit our ability to efficiently manage our resources.

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

We operate under a collective bargaining agreement that expires at the end of 2012. Should negotiations for a new agreement become protracted or result in delays preventing us from entering into a new agreement, the impact to our financial performance could be material.

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

Suppliers that use proprietary technology, including CDMA and LTE technology, as an integral component of our network, effectively lock us into one or a few suppliers for key network components. Other suppliers require us to maintain exclusive relationships under a contract. As a result, we have become reliant upon a limited number of network equipment manufacturers and one wireless billing service provider. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms on a timely basis, or at all, which could increase costs and may cause disruption in service.

Networks, Monitoring Centers and Data Hosting Facilities

Maintaining the Company’s networks, around the clock monitoring centers and data hosting facilities requires significant capital expenditures, and our inability or failure to maintain and upgrade our networks and data centers would have a material impact on our market share and ability to generate revenue.

The Company currently operates an extensive network that includes monitoring and hosting facilities. To provide contractual levels of service to our customers and remain competitive, we must expend significant amounts of capital. In many cases, we must rely on outside vendors whose performance and costs may not be sufficiently within our control. Additionally, other Alaskan and national wireless carriers are upgrading their networks with various technologies including 4G. Our full implementation of 4G technology will likely take several years and the Company may lag behind competitors. If we cannot adequately maintain and upgrade our network, it would have a material adverse effect on our business, operating results, margins and financial condition.

Back-office Information Technology Systems

A failure of back-office IT systems could adversely affect the Company’s results of operations and financial condition.

The efficient operation of the Company’s business depends on back-office IT systems. The Company relies on back-office IT systems, including certain systems provided by third party vendors, to effectively manage customer billing, business data, communications, supply chain, order entry and fulfillment and other business processes. Some of these systems are no longer supported under maintenance agreements from the underlying vendor. A failure of the Company’s IT systems, or the IT systems provided by third party vendors, to perform as anticipated could disrupt the Company’s business and result in a failure to collect accounts receivable, transaction errors, processing inefficiencies, and the loss of sales and customers, causing the Company’s reputation and results of operations to suffer. In addition, IT systems may be vulnerable to damage or interruption from circumstances beyond the Company’s control, including fire, natural disasters, systems failures, security breaches and viruses. Any such damage or interruption could have a material adverse effect on our business, operating results, margins and financial condition.

AKORN® and Northstar Fiber Profitability

We may not successfully operate our AKORN® and Northstar fiber facilities that connect Alaska to the contiguous states profitably.

Realization of the anticipated benefits of our redundant interstate investments will depend on our ability to attract significant enterprise customers requiring robust data service capabilities. We will continue to be required to devote significant management attention and resources to sustaining and promoting operations and maintaining support. We will face challenges in our abilities to do the following:

•	develop attractive products and services that operate seamlessly with our existing technology and infrastructure;

•	maintain and upgrade timely the complex underlying hardware and software technology that drives optimal use of these facilities;

•	attract a sufficient volume of traffic on these fiber facilities to make them profitable;

•	offer products and services that use these fiber facilities that are attractive to our target customers;

•	preserve key customer, supplier and other important relationships and resolve potential conflicts that may arise; and

•	generate sufficient revenues to maintain the increased indebtedness incurred to complete these projects.

If we do not maintain or improve our current relationships with existing customers and develop new large volume and enterprise customers, we may not be able to realize our targets for sales and revenue growth. If we are unable to achieve our projected revenue growth and margins anticipated from the investment, we may be unable to profitably operate these facilities.

Undersea Fiber Optic Cable Systems

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

Intellectual Property

Third parties may claim that the Company is infringing upon their intellectual property, and the Company could suffer significant litigation or licensing expenses or be prevented from selling products.

Although the Company does not believe that any of its products or services infringe upon the valid intellectual property rights of third parties, the Company may be unaware of intellectual property rights of others that may cover some of its technology, products or services. Any litigation growing out of third party patents or other intellectual property claims could be costly and time consuming and could divert the Company’s management and key personnel from its business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Resolution of claims of intellectual property infringement might also require the Company to enter into costly license agreements. Likewise, the Company may not be able to obtain license agreements on acceptable terms. The Company also may be subject to significant damages or injunctions against development and sale of certain of its products. Further, the Company often relies on licenses of third party intellectual property for its businesses. The Company cannot ensure these licenses will be available in the future on favorable terms or at all. If any of these risks materialize, it could have a material adverse effect on our business, operating results, margins and financial condition.

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

Our future growth may depend, in part, on acquisitions. To the extent that we grow through acquisitions, we will face the operational and financial risks that commonly accompany that strategy. We would also face operational risks, such as failing to assimilate the operations and personnel of the acquired businesses, disrupting their ongoing businesses, increasing the complexity of our business, and impairing management resources and management’s relationships with employees and customers as a result of changes in their ownership and management. Further, the evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business, may divert management time and other resources. Some acquisitions may not be successful and their performance may result in the impairment of their carrying value. Certain financial and operational risks related to acquisitions that may have a material impact on our business are:

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

As discussed in “Item 3, Legal Proceedings,” the IRS issued a Notice of Proposed Adjustment (“NOPA”) on April

19, 2010 with respect to the 2006, 2007 and 2008 taxable years of Crest. In that notice, the IRS asserts that advances made to entities which Crest acquired out of bankruptcy in 2002 should be characterized as debt for tax purposes. Crest had characterized the advances as equity for tax purposes. The IRS asserts that debt characterization resulted in cancellation of indebtedness income. On November 2, 2010, the IRS issued a revised NOPA in which it continued to assert that the advances referenced above are debt for tax purposes and seeks to impose penalties in respect of the asserted income tax deficiencies. In addition, the revised notice asserts that the method employed by the same entities acquired by Crest to determine cost of goods sold related to the sales of indefeasible rights of use was unreasonable and that the entities inappropriately depreciated basis in “dark fiber.” On May 31, 2011, the IRS issued a 30-day letter and revenue agent’s report which restated the IRS’s position in the NOPAs while adding certain additional adjustments. In the third quarter of 2011, the IRS sent a rebuttal letter to the Company’s responses to the NOPA discussed above. The case has been submitted to the IRS Appeals Office and the Company is waiting for its hearing date to be scheduled. The IRS’s position has not changed materially, nor has the Company’s position that many of the IRS’s positions are without merit. Should the appeals process fail to overturn the proposed adjustments; should we be unable to preserve the corporate structure of the Crest subsidiaries; should we be proven unable to effectively enforce the indemnification provisions in the Stock Purchase Agreement; or should any amounts owed exceed the indemnity obligation, or our ability to pay; this could have a material effect on our consolidated financial position, results of operations and cash flows.

Risks related to our Common Stock

Dividends

You may not receive the level of dividends provided for in our dividend policy or any dividends at all.

We are not obligated to pay dividends. Our Board of Directors may decide not to pay dividends at any time and for any reason. We might not generate sufficient cash from operations in the future to pay dividends on our common stock in the intended amounts or at all. If our cash flows from operations for future periods were to fall below our minimum expectations, we would need either to reduce or eliminate dividends or, to the extent permitted under the terms of our senior credit facility or any future agreement governing our debt, fund a portion of our dividends with borrowings or from other sources. Future dividends, if any, will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, business opportunities, any competitive or technological developments, our increased need to make capital expenditures, provisions of applicable law and other factors that our Board of Directors may deem relevant. For example, when Verizon enters our markets, the results of its presence could, over time, significantly reduce our cash available for dividends, both through reduction of our customer and roaming revenues and through the need for us to devote additional cash toward capital expenditures to attempt to remain competitive and/or pay down debt to maintain debt covenant compliance. Should we reduce or eliminate dividends, the market price of our common stock may decline.

Volatility

Continued volatility in the price of our common stock would negatively affect us and our stockholders.

The trading price of our common stock was volatile during 2011 in response to a number of factors, including the reduction to our quarterly dividend in December 2011. Additional factors, many of which are beyond our control, include actual or anticipated variations in quarterly financial results, actual or anticipated variations in our dividend policy, changes in financial expectations by securities analysts and announcements by our current and future competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments. In addition, our financial results or dividend payments may be below the expectations of securities analysts and investors. Broad market and industry factors have also negatively affected the price of our common stock regardless of our operating performance and we do not know how long these adverse market conditions will continue. Future volatility in our stock price could materially adversely affect the trading market and prices for our common stock as well as our ability to issue additional securities or to secure additional financing.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal properties do not lend themselves to simple description by character and location. The components of our gross investment in property, plant and equipment consisted of the following as of December 31, 2011 and 2010:

(in thousands)	2011	2010
Land, buildings and support assets	$252,716	$247,568
Central office switching and transmission	367,875	366,154
Outside plant cable and wire facilities	682,437	678,178
Wireless switching and transmission	81,959	100,352
Other	2,719	4,026
Construction work in progress	40,891	20,440

	$1,428,597	$1,416,718

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

We own and lease office facilities and related equipment for executive headquarters, administrative personnel, central office buildings and operations in locations throughout Alaska and Oregon. Our principal executive and administrative offices are located in Anchorage, Alaska. We believe we have appropriate easements, rights-of-way and other arrangements for the accommodation of our pole lines, underground conduits, aerial, underground and undersea cables, wires, wireless towers and antennas. However, these properties do not lend themselves to simple description by character and location.

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

Item 3. Legal Proceedings

We are involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business, including various legal proceedings involving regulatory matters described under “Item 1, Business–Regulation”. We have recorded litigation reserves of $0.6 million as of December 31, 2011 against certain current claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On April 19, 2010, the IRS issued a NOPA with respect to the 2006, 2007 and 2008 taxable years of Crest, which we acquired on October 30, 2008. Crest had acquired certain entities out of bankruptcy in 2002. The original majority stockholder of these entities, an Australian insurance company, AMP, had made certain advances to the entities. These entities entered into bankruptcy in 2001 and the bankruptcy court approved a plan which effectively subordinated these advances to all other creditors. Upon acquiring the entities in 2002, Crest characterized the advances as equity for tax purposes. The IRS is asserting that characterization of the AMP advances as equity was incorrect and that Crest had additional taxable income due to the cancellation of debt.

On November 2, 2010, the IRS reissued their original NOPA and issued four additional NOPAs which restated their original position on debt versus equity and assessed the Company for accuracy related penalties and for adjustments to the tax treatment of optical cables, fibers and related conduit. On May 31, 2011, the IRS issued a 30-day letter and revenue agent’s report which restated the IRS’s position in the NOPAs while adding certain additional adjustments. In the third quarter of 2011, the IRS sent a rebuttal letter to the Company’s responses to the NOPAs discussed above. The case has been submitted to the IRS Appeals Office and the Company is waiting for its hearing date to be scheduled. The cancellation of indebtedness income at the amounts set out in the above IRS documents could result in a charge to income tax expense of approximately $91.0 million, $51.6 million of which would be a result of additional taxes payable, including accrued interest, and $39.5 million of which would be a result of the reduction in recognized deferred tax assets. For the Company’s 2008 and 2009 Federal tax returns the IRS proposed to disallow $862 in depreciation and amortization, consistent with the above positions.

We believe there are errors within the adjustments asserted by the IRS. If the IRS accepts the corrections we believe are appropriate, but prevails on the underlying debt versus equity issue, the result is expected to be a receivable from the IRS for the overpayment of alternative minimum tax of $2.8 million, a charge to income tax expense of approximately $29.7 million, and a net reduction in recognized deferred tax assets. We believe it is more likely than not that we will prevail on factual errors included in the NOPAs; however, we are unable to conclude that it is more likely than not we will prevail on the underlying debt versus equity issue. Therefore, in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 740 -Income Taxes (“ASC 740”), we recorded $29.7 million in additional income tax expense and a $2.8 million receivable in the second quarter of 2010, pending resolution with the IRS.

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

The Stock Purchase Agreement (“SPA”) underlying our acquisition of Crest provides for indemnification for the Company by the former stockholders (“Selling Stockholders”) of Crest. This indemnity was entered into with the intent to mitigate the impact our potential tax exposure to items such as those raised by the NOPAs. We and the Selling Stockholders intend to contest all issues raised by the NOPAs through various avenues of appeal. However, should the appeals process fail to overturn the NOPAs, should we be unable to preserve the corporate structure of the Crest subsidiaries and should we prove unable to effectively enforce the indemnification provisions in the SPA, this could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

For an additional discussion of certain risks associated with legal proceedings, see “Item 1A, Risk Factors” of this Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol ‘ALSK’. The following table presents, for the periods indicated, the high and low sales prices of our common stock as reported by NASDAQ.

2011 Quarters	High	Low	2010 Quarters	High	Low
4th	$7.85	$2.82	4th	$11.65	$9.76
3rd	$9.00	$6.33	3rd	$10.62	$8.40
2nd	$10.68	$8.64	2nd	$9.22	$7.58
1st	$11.30	$8.78	1st	$8.69	$6.77

As of February 15, 2012, there were 45.3 million shares of our common stock issued and outstanding and approximately 570 record holders of our common stock. Because brokers and other institutions hold many of our shares of existing common stock on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

On October 28, 2004, we announced the adoption of a dividend policy by our Board of Directors and declared our first quarterly dividend. The following table summarizes all of the dividends paid from that date forward:

Dividend Number	Announcement Date	Ex-Dividend Date	Record Date	Payment Date	Paid per Share
1	10/28/2004	12/29/2004	12/31/2004	1/19/2005	$0.185
2	3/21/2005	3/29/2005	3/31/2005	4/19/2005	$0.200
3	6/14/2005	6/28/2005	6/30/2005	7/20/2005	$0.200
4	9/16/2005	9/28/2005	9/30/2005	10/19/2005	$0.200
5	11/29/2005	12/28/2005	12/30/2005	1/18/2006	$0.200
6	2/23/2006	3/29/2006	3/31/2006	4/19/2006	$0.215
7	6/21/2006	6/28/2006	6/30/2006	7/19/2006	$0.215
8	9/15/2006	9/27/2006	9/29/2006	10/18/2006	$0.215
9	12/19/2006	12/27/2006	12/29/2006	1/17/2007	$0.215
10	3/21/2007	3/28/2007	3/30/2007	4/18/2007	$0.215
11	6/20/2007	6/27/2007	6/29/2007	7/18/2007	$0.215
12	9/18/2007	9/26/2007	9/28/2007	10/17/2007	$0.215
13	12/17/2007	12/27/2007	12/31/2007	1/17/2008	$0.215
14	3/14/2008	3/27/2008	3/31/2008	4/16/2008	$0.215
15	6/13/2008	6/26/2008	6/30/2008	7/16/2008	$0.215
16	9/15/2008	9/26/2008	9/30/2008	10/15/2008	$0.215
17	12/16/2008	12/29/2008	12/31/2008	1/21/2009	$0.215
18	3/20/2009	3/27/2009	3/31/2009	4/15/2009	$0.215
19	6/16/2009	6/26/2009	6/30/2009	7/15/2009	$0.215
20	9/21/2009	9/28/2009	9/30/2009	10/21/2009	$0.215
21	12/15/2009	12/29/2009	12/31/2009	1/20/2010	$0.215
22	3/22/2010	3/29/2010	3/31/2010	4/21/2010	$0.215
23	6/14/2010	6/28/2010	6/30/2010	7/21/2010	$0.215
24	9/21/2010	9/28/2010	9/30/2010	10/20/2010	$0.215
25	12/16/2010	12/29/2010	12/31/2010	1/19/2011	$0.215
26	3/21/2011	3/29/2011	3/31/2011	4/20/2011	$0.215
27	6/20/2011	6/28/2011	6/30/2011	7/20/2011	$0.215
28	9/20/2011	9/28/2011	9/30/2011	10/19/2011	$0.215
29	12/21/2011	12/28/2011	12/30/2011	1/18/2012	$0.050

Effective in the fourth quarter of 2011, the Company’s Board of Directors established a quarterly cash dividend of $0.05 per share of the Company’s common stock, or $0.20 per share on an annualized basis. The reduction from $0.215 per share per quarter was due primarily to the expected effect on the Company’s future cash flows from an anticipated reduction in high cost support for wireline and wireless services as a result of USF reform adopted by the FCC, and the entry of a fourth competitor in the Alaska wireless market. Based on approximately 45.3 million shares outstanding on February 15, 2012 and an assumed dividend of $0.20 per share per annum, dividends payable during 2012 would be approximately $9.1 million.

Our ability to make dividend payments in the future will depend on future competitive market and economic conditions and on financial, business, regulatory and other factors, many of which are beyond our control. Accordingly, our Board of Directors may reduce or eliminate the amount of future dividends. Thus, you may not receive any dividends.

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

•

while the dividend policy adopted by our Board of Directors reflects an intention to distribute to our stockholders a portion of our cash generated by our business in excess of operating needs, interest and principal payments on debt and capital expenditures, our board could modify or revoke this policy at any time;

•

even if our dividend policy is not further modified or revoked, the actual amount of dividends distributed under the policy and the decision to make any distribution will remain, at all times, entirely at the discretion of our Board of Directors;

•

the amount of dividends that we may distribute will be limited by restricted payment and leverage covenants in our senior credit facility and potentially, the terms of any future debt that we may incur;

•	the amount of dividends that we may distribute is subject to restrictions under Delaware law; and

•	our stockholders have no contractual or other legal right to dividends.

See “Item 1A, Risk Factors—Risks related to our Common Stock”. You may not receive the level of dividends provided for in our dividend policy or any dividends at all.

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth in this Report under “Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in “Item 15, Exhibits, Financial statement Schedules,” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. We derived the selected consolidated financial data as of December 31, 2011, 2010, 2009, 2008 and 2007 and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 from our audited consolidated financial statements, and accompanying notes, included in Part IV, Item 15 of this report.

(in thousands/except per share amounts)	2011	2010	2009	2008	2007
Operating Data:
Operating revenues	$349,314	$341,524	$346,040	$349,682	$348,790
Net income (loss)	472	(30,688)	33,777	(11,674)	144,050
Income (loss) per share—basic	$0.01	$(0.69)	$0.77	$(0.27)	$3.37
Income (loss) per share—diluted	$0.01	$(0.69)	$0.77	$(0.27)	$3.26
Cash dividends paid per share	$0.86	$0.86	$0.86	$0.86	$0.86
Balance Sheet Data (end of period):
Total assets	$605,108	$620,615	$675,298	$751,028	$664,781
Long-term debt, including current portion	569,554	553,309	539,350	539,641	432,996

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

Strategy

In 2011, our results of operations, financial position and sources and uses of cash in 2011 reflect our historical strategy of focus on the following imperatives:

Grow Enterprise Revenue

Serve business, government and carrier customers by providing or contracting to provide redundant, scalable and managed high bandwidth data connections, data hosting, IT and cloud-based services throughout Alaska and to the contiguous states and beyond.

Protect and Grow Our Wireless Subscribers

While our wireless business faced strong competition, we believe that marketing and sales initiatives and providing competitive smart phone devices on Android® and other platforms allowed us to realize growth in the wireless business during the second half of 2011.

Enhance Our Customers’ Experience

Our reputation for customer service is critical to our success. Our renewed focus on our customers was a key to protecting and growing our business.

Enhance Our People Relations

Our business relies on our highly skilled workforce of 855 employees. With a motivated, engaged and stable workforce, combined with greater engagement in the communities in which we serve, we more successfully faced the challenges and risks to our business.

Reduce Our Costs of Doing Business

While focusing resources on revenue growth and market share gains, we continually challenged our management team and employees at all levels of the organization to lower expenses.

Enhance Our Systems/Process Capabilities

We continued to invest in technology-assisted process improvements. We expect efforts such as deploying enhanced self-service tools to customers on our web site contributed to our improved cost structure and improvement in operating income margins.

Beginning in 2012, based on external events associated with Verizon’s entry into the Alaskan market and changes to USF funding, we expanded our strategy and now expect our results of operations, financial position and sources and uses of cash in the current and future periods to reflect our focus on being the most successful broadband solutions company in Alaska by delivering the best customer experience in the markets we choose to serve. We seek to do this by:

Develop our Workforce to Build our Sales and Service Capabilities

We believe an engaged workforce is critical to our success.

Provide a Delightful Customer Experience Every Time

We believe the economics of retaining a customer always prevails over those of adding a customer.

We will invest in training, process and systems improvements to continuously improve the customer experience we create.

Simplify How We Do Business

We believe we must reduce waste and non-value-added activities. We plan to accelerate our investments in technology and process improvement and expect these efforts to meaningfully impact margins in the next two to three years.

Offer Broadband Solutions to Our Customers Whether Wireline or Wireless Products or to Consumer or Business Customers

We will build on strength in designing, building and operating quality networks and provide new products and solutions to our customers.

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

The table below sets forth subscriber numbers, annual growth rates and average monthly revenue per user (“ARPU”) as of December 31, 2011, 2010 and 2009:

	2011	2010	2009
Local telephone	147,361	156,653	163,914
Annual growth rate	-5.9%	-4.4%	-6.1%
ARPU	$18.19	$18.15	$18.10
DSL	44,314	45,698	46,612
Annual growth rate	-3.0%	-2.0%	-2.2%
Dial up	3,304	4,262	5,565
Annual growth rate	-22.5%	-23.4%	-17.4%
Retail Internet ARPU	$44.50	$38.19	$34.28
Long distance	59,096	59,166	61,469
Annual growth rate	-0.1%	-3.7%	-4.3%
ARPU	$46.04	$48.30	$46.02

Wholesale Business

We generate revenue from wholesale customers primarily from:

•	providing competitive local service to CLECs on either a wholesale or UNE basis as prescribed under the Communications Act;

•	carrier billing and collection services; and

•	providing carriers with access to space and power at our central office locations.

The number of telephone lines we serve on a wholesale basis has continued to decline. The rate of wholesale line loss has generally outpaced the rate of retail line loss and has accelerated since 2005. This accelerated decline is primarily a result of a specific CLEC customer migrating its customers onto its own cable telephony plant.

The table below sets forth subscriber numbers, annual growth rates and ARPU as of December 31, 2011, 2010 and 2009:

	2011	2010	2009
UNE and resale local	13,373	15,780	21,625
Annual growth rate	-15.3%	-27.0%	-19.4%
ARPU	$33.96	$31.69	$29.48

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

Wireless

Our business provides wireless voice, data and other value-added services across our owned and operated network in Alaska and across the contiguous states, Hawaii and Canada with our roaming partners. We generate wireless revenue primarily from:

•	sale of pre-paid and post-paid wireless voice plans to our Alaskan subscribers;

•	sale of value-added feature services, including tiered data plans, to our Alaskan subscribers;

•	equipment sales;

•	providing the contiguous states and Canadian carriers with roaming access to our network for their subscribers; and

•	CETC subsidies.

While our wireless business had been a principal driver of revenue growth since 2005, with an increase in competition, higher penetration rates and limited access to data centric devices, we continued to experience subscriber losses in 2011.

The table below sets forth subscriber numbers, annual growth rates and ARPU as of December 31, 2011, 2010 and 2009:

	2011	2010	2009
Retail wireless	117,373	120,178	137,072
Annual growth rate	-2.3%	-12.3%	-7.3%
Wholesale wireless	186	235	293
Annual growth rate	-20.9%	-19.8%	-15.3%
Total Wireless ARPU	$106.37	$91.74	$82.66

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2011, 2010 and 2009. Net income for the year ended December 31, 2011 was affected by $13.4 million in extinguishment of debt expenses arising from the repurchase of $98.3 principal amount of our 5.75% Notes utilizing proceeds from the sale of our 6.25% Notes. Net income for the year ended December 31, 2010 was affected by $29.7 million additional income tax expense for the effects of the on-going Crest IRS audit, and $13.3 million in extinguishment of debt expenses arising from the extinguishment of our 2005 credit facility and related interest rate swaps. Net income for the year ended December 31, 2009 was affected by a $37.3 million extraordinary gain related to the write-off of jurisdictional assets and liabilities required by the discontinuance of regulatory accounting.

(in thousands)	2011	2010	2009
Operating revenues:
Wireline
Enterprise	$52,073	$48,571	$45,360
Retail	81,050	82,658	85,506
Wholesale	8,519	9,441	11,485
Access	57,464	60,253	62,669

Wireline	199,106	200,923	205,020
Wireless	150,208	140,601	141,020

Total operating revenues	349,314	341,524	346,040

Operating expenses:
Wireline
Cost of services and sales	75,995	75,595	82,477
Selling, general and administrative	69,379	65,527	67,373
Wireless
Cost of services and sales	59,737	55,267	53,652
Selling, general and administrative	22,583	23,037	24,276
Depreciation and amortization	58,559	72,078	81,358
(Gain) loss on disposal of assets	(565)	2,846	4,327

Total operating expenses	285,688	294,350	313,463

Operating income	63,626	47,174	32,577
Other income and expense:
Interest expense	(38,271)	(34,754)	(38,411)
Loss on extinguishment of debt	(13,445)	(13,339)	—
Interest income	34	83	91
Other	174	—	—

Total other income and expense	(51,508)	(48,010)	(38,320)

Income (loss) before income tax (expense) benefit	12,118	(836)	(5,743)
Income tax (expense) benefit	(11,646)	(29,852)	2,174

Income (loss) before extraordinary item	472	(30,688)	(3,569)
Gain on extraordinary item, net of taxes	—	—	37,346

Net income (loss)	$472	$(30,688)	$33,777

Year ended December 31, 2011 Compared to the Year ended December 31, 2010

Operating Revenues

Wireline

Enterprise: Enterprise revenue increased $3.5 million or 7.2% in 2011, due to higher data revenue of $4.5 million offset, in part, by a $1.0 million decrease in carrier voice revenues. We expect enterprise revenues to continue to increase as customers increasingly demand higher amounts of bandwidth, as well as gains in market share of carrier, federal and commercial customers. Carrier voice revenues represent less than 10% of total enterprise revenues and are expected to continue to decline as a percentage of total revenues.

Retail: Retail revenues were impacted by a 5.9% decline in retail switched access lines in service during 2011 compared to the prior year. The majority of the line losses were concentrated in the residential market which we believe continues to be impacted by wireless substitution. Retail revenue decreased $1.6 million, or 1.9%, year over year primarily due to a $1.8 million decline in local exchange revenue associated with line losses, a $1.3 million decrease in voice mail revenue due to plan changes offering free voice mail services and a $1.1 million decline in long distance sales. These losses were offset, in part, by a $2.8 million increase in revenue from our existing ISP subscriber base as customers move to higher bandwidth rate plans.

Wholesale: Wholesale revenues decreased by $0.9 million, or 9.8%, over the prior year due to continued decline in leases of our UNEs. We believe this decline is primarily attributable to the on-going migration of lines by our key competitor to its propriety cable telephony plant. We expect wholesale revenue will continue to decline.

Access: Access revenue decreased $2.8 million or 4.6% in 2011, primarily due to decreases of $3.4 million in federal high cost loop support and $2.3 million related to interstate support associated with access line losses. These decreases were partially offset by an increase of $2.3 million due to changes in intrastate access funding reform, $0.5 million in recognition of out of period revenue due to the release of reserves in 2011 and $0.2 million in cellular access revenue.

Wireless

Wireless revenue increased $9.6 million or 6.8% in 2011, primarily driven by increases of $12.4 million in roaming revenue from non-ACS customers roaming on our network and a $1.8 million increase in wholesale and other revenue, partially offset by a decline in retail service revenue and equipment revenue of $3.4 million and $1.3 million, respectively. Declines in retail service revenue were associated with customer losses in the first half of 2011. We experienced consistent customer counts in the second half in the year which will serve to stabilize this revenue stream. We expect our roaming revenue of $38.9 million in the year ended December 31, 2011, to continue to grow until Verizon enters the market and activates their network. This will have a significant impact on our future revenue streams and is addressed in “Item 1A, Risk Factors.” The increase of $1.8 million in wholesale and other revenue was primarily attributable to a $1.2 million increase in CETC, largely as the result of reserves released in the first quarter related to prepaid phones. As discussed in “Item 1, Business,” recent FCC reform of CETC will result in future declines in this source of revenue. CETC was $26.9 million for the year ended December 31, 2011, and we expect this revenue to decline by $4.0 to $5.0 million a year going forward.

Operating Expense

Wireline

Wireline operations include local telephone, Internet, interexchange and cable systems operating costs.

Cost of Services and Sales: Wireline cost of services and sales increased $0.4 million to $76.0 million in 2011 due to increases of $2.0 million in universal service expenses from intrastate access reform, $1.7 million in ISP access and leased circuits, $1.0 million in higher maintenance expense, $0.4 million in advanced network services COGS and $0.3 million in land and building related charges. These increases are partially offset by reductions of $3.0 million in labor costs and $2.1 million in LD COGS. The decline in LD COGS was caused by lower terminating per minute rates negotiated with carriers. We expect cost of services and sales to increase as levels of traffic increase and we continue to make improvements to the quality of our network.

Selling, General and Administrative Costs: Wireline SG&A expenses increased $3.9 million driven by increases of $3.5 million in labor costs, $0.7 million in legal reserve expense and $0.8 million in various consulting services. Offsetting these increases was a $1.2 million favorable settlement of a contract dispute with a bankrupt vendor. We expect selling, general and administrative expenses to continue to increase to support growth initiatives in 2012, as well as improve our overall levels of customer service.

Wireless

Cost of Services and Sales: Wireless cost of services and sales increased $4.5 million to $59.7 million in 2011 primarily due to $3.2 million in roaming costs associated with the growth in data usage from ACS customers roaming in the Lower 48, $1.6 million in universal service expense due to intrastate access reform, partially offset by $0.5 million in lower equipment costs. Wireless handset subsidy, or equipment revenue minus equipment cost, was $12.8 million in the current year compared to $12.0 million in the prior year. We expect equipment subsidies will increase as consumers increasingly upgrade to higher cost smart phones.

Selling, General and Administrative: Wireless SG&A expenses decreased $0.5 million in 2011 due to minor decreases in advertising expense, bad debt expense, property tax and a $0.2 million favorable settlement of a contract dispute with a vendor. Offsetting these decreases were slight increases in consulting expenses and labor expense. We expect selling, general and administrative expenses to continue to increase to support growth initiatives in 2012, as well as improve our overall levels of customer service.

Depreciation and Amortization

Depreciation and amortization expense decreased 18.8% in 2011 to $58.6 million as compared to $72.1 million in 2010 due primarily to a number of pooled asset classes reaching their maximum depreciable lives. These declines were offset by additions to our asset base from the build out of our network.

Gain on Disposal of Assets

The gain on the disposal of assets of $0.6 million in 2011 was primarily attributable to a $0.8 million gain on the sale of land, offset slightly by early retirements of certain non-regulated assets. The loss on disposal of assets of $2.8 million in 2010 was primarily due to impairment charges for certain IT projects.

Other Income and Expense

Other income and expense for 2011 is a net expense of $51.5 million as compared to a net expense of $48.0 million in 2010. The net increase of $3.5 million over the prior year was due primarily to a $3.5 million increase in interest expense primarily related to the refinancing of our 2005 senior credit facility in October 2010. A $13.4 million loss on the extinguishment of debt was recorded in 2011 in connection with the repurchase of a portion of our 5.75% Notes. In 2010, a $13.3 million charge was recorded in connection with the early termination of interest rate swaps and extinguishment of our 2005 senior credit facility.

Income Taxes

Income taxes are currently being calculated using a combined Federal and state statutory rate of 41.1%. Factoring in permanent differences and other tax adjustments in 2011 resulted in an effective tax rate of 50.72%. Additionally, in evaluating the utilization of our net operating losses, we evaluated potential long term taxable income outcomes based upon our current assessment of our business prospects. The result of the analysis was the recording of a valuation allowance of $5.5 million which reduced our net deferred tax assets and increased deferred tax expense in 2011. As of December 31, 2011 we recorded income tax expense of $11.6 million and had federal tax NOL carry forwards of $168.2 million and state NOLs of $163.7 million. Income tax expense will not involve a significant cash outflow until these NOLs are exhausted.

Net Income (Loss)

Our net income was $0.5 million in 2011 compared to a net loss of $30.7 million in 2010. The year over year change primarily reflects improved operating income in 2011 and avoidance of the $29.7 million of additional income tax expense recorded in 2010 in connection with the Crest IRS audit, partially offset by higher interest expense and a higher effective income tax rate, including the valuation allowance, in 2011. See “Item 3, Legal Proceedings” for more information on the Crest IRS issue.

Year ended December 31, 2010 Compared to the Year ended December 31, 2009

Operating Revenues

Wireline

Enterprise: Enterprise revenue increased $3.2 million or 7.1% in 2010, primarily due to an increase of $6.6 million in data sales which was offset, in part, by a $1.8 million decline in revenue from an expired capacity swap and a $1.6 million decline in carrier voice revenue.

Retail: Declines in retail switched access lines in service during 2010 were concentrated in the residential market which we believe continued to be impacted by wireless substitution. Retail revenue decreased $2.8 million, or 3.3%, year over year primarily due to a $2.1 million decline in local exchange revenue associated with residential line losses, a $1.0 million decline in long distance sales and a $1.0 million net decrease in revenue for the release of company liabilities for commercial developer deposits. These losses were offset, in part, by a $1.3 million increase in revenue from our existing ISP subscriber base.

Wholesale: Wholesale revenues decreased by $2.0 million, or 17.8%, over the prior year due to continued decline in line counts. We believe this decline was primarily attributable to the ongoing migration of lines by our key competitor to its propriety cable telephony plant and the decision of another competitor, and wholesale customer, to exit the market.

Access: Access revenue declined $2.4 million, or 3.9%, primarily due to higher out of period settlements in 2009.

Wireless

Wireless revenue decreased slightly to $140.6 million in 2010 as compared to $141.0 in 2009. Voice revenue decreased $9.3 million consistent with the 12.3% decline in subscribers from 137,365 to 120,413, due in part to limited access to certain data centric handsets. Additionally, equipment and accessory revenue declined $1.1 million. Offsetting these decreases were increases of $7.3 million in roaming revenue from non-Alaska Communications customers, $2.6 million in data revenue due to the rapid adoption of smart phones and the growing popularity of data rich features.

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

Selling, General and Administrative Costs: Wireline SG&A expenses decreased $1.8 million to $65.5 million in 2010. These decreases include a $2.1 million reduction in bad debt expense in 2010 driven by a $1.2 million out of period true up to our allowance for uncollectible accounts in 2009, and improved collection processes in 2010 and a $1.1 million decrease in labor costs resulting from the overall reduction in our general work force. Additionally, the prior year was affected by a $1.0 million charge related to the repudiation of a contract commitment from a bankrupt vendor. Offsetting these decreases were increases of $1.6 million in advertising expense and $0.6 million in legal and IT consulting in 2010 and the non-recurrence of a $0.4 million favorable property tax settlement in 2009.

Wireless

Cost of Services and Sales: Wireless cost of services and sales increased $1.6 million to $55.3 million in 2010 driven primarily by increases of $2.2 million in handset, accessory and data content expenses partially offset by a $0.9 million decrease in network costs.

Selling, General and Administrative: Wireless SG&A expenses decreased $1.2 million in 2010 driven by a shift in advertising expense from our wireless segment to our wireline segment with more brand versus product advertising.

Depreciation and Amortization

Depreciation and amortization expense decreased 11.4% in 2010 to $72.1 million as compared to $81.4 million in 2009. The decrease from the same period in the prior year was primarily due to a number of pooled asset classes reaching their maximum depreciable lives and a reduction in depreciable value in the assets purchased from Crest resulting from the reallocation of purchase price from fixed assets to deferred tax assets under purchase accounting. These declines were partially offset by the acceleration of depreciation on certain wireless assets and other additions to our asset base.

Loss on Disposal of Assets

The loss on disposal of certain property was $2.8 million in 2010 and $4.3 million in 2009. Impairment charges for certain IT projects were the primary driver in both years.

Other Income and Expense

Other income and expense in 2010 was a net expense of $48.0 million as compared to a net expense of $38.3 million in 2009. The net increase of $9.7 million over the prior year is primarily due to the early termination of out-of-the-money interest rate swaps and the extinguishment of our 2005 senior credit facility which resulted in a $13.3 million loss on extinguishment of debt. Offsetting this increase was a net decrease in interest expense following the expiration of certain out-of-the-money swaps.

Income Taxes

Income taxes were calculated using the estimated effective tax rate for the year ended December 31, 2010 of 33.5%, exclusive of $29.7 million in additional income tax expense recorded in the second quarter for the effects of the Crest IRS audit. At December 31, 2010 we had federal NOL carry forwards of $150.4 million and state NOLs of $147.0 million. Income tax expense will not involve a significant cash outflow until these NOLs are exhausted.

Extraordinary Item

In 2009, the discontinuance of regulatory accounting required us to write off all previously held jurisdictional assets and liabilities. As our jurisdictional liability represented the regulatory equivalent of an asset retirement obligation (“ARO”), we also assessed our regulatory assets to determine the ARO required under ASC Topic 410 – Asset Retirement and Environmental Obligations (“ASC 410”). The impact of extinguishing our jurisdictional liability, net of the portion of the liability representing the ARO for regulated assets required by ASC 410, was recorded as an extraordinary gain of $37.3 million, net of taxes.

Net Income (Loss)

Our net loss was $30.7 million in 2010 compared to net income of $33.8 million in 2009. The year over year change reflects the $29.7 million additional income tax expense relative the Crest IRS audit and the $13.3 million loss on extinguishment of debt recorded in 2010 and the $37.3 million extraordinary gain recognized in 2009 relating to the extinguishment of our jurisdictional liability. These items were partially offset by improved operating income in 2010.

Liquidity and Capital Resources

A summary of significant sources and use of funds for the years ended December 31, 2011 and 2010 is as follows:

(in thousands)	2011	2010
Net cash provided by operating activities	$79,081	$86,367
Capital expenditures	$(52,161)	$(38,336)
Change in unsettled capital expenditures	$4,425	$(2,534)
Proceeds on sale of assets	$2,665	$1,085
Purchase of equity investment	$—	$(2,060)
Net borrowings	$15,854	$8,978
Debt issuance costs	$(4,448)	$(7,276)
Payment of cash dividend on common stock	$(38,818)	$(38,394)
Net stock issuance (payment of withholding taxes)	$(1,685)	$164
Interest paid	$(34,367)	$(28,911)
Loss on extinguishment of hedge instruments	$—	$(11,145)

Sources

Sources in General

We have satisfied our cash requirements for the year ended December 31, 2011 for operations, capital expenditures and debt service primarily through internally generated funds and other financing activities, including use of funds drawn from our revolving credit facility. For the year ended December 31, 2011, our net cash flows provided by operating activities were $79.1. At December 31, 2011, we had $20.5 million in cash and cash equivalents and $5.0 million in restricted cash.

On May 10, 2011, the Company closed the sale of $120,000 aggregate principal amount of its 6.25% Notes to certain initial purchasers in a private placement. The Company received net proceeds from the offering of $115,636 after underwriter fees and other associated costs. The Company used a portion of the proceeds to repurchase $98,340 principal amount of its 5.75% Notes at a premium of $6,874. In connection with the repurchase, the Company recognized a loss on extinguishment of debt of $13,445 for the difference between the net carrying amount of the notes and the repurchase amount.

On October 21, 2010, we entered into a $470.0 million senior credit facility which consists of a drawn term loan of $440.0 million and an undrawn revolving loan of $30.0 million (the “revolver”). The 2010 senior credit facility generated net proceeds of approximately $2.4 million after repaying in full, and retiring, our 2005 senior credit facility and deducting fees and expenses associated with the debt issuance of $7.3 million. The $440.0 million term loan generally bears interest at LIBOR plus 4.0% per annum or 5.5%, whichever is greater, has a term of six years and is repayable in quarterly installments equal to 0.25% of the original principal amount of the term loan, with the remainder to be paid on the term maturity date. The revolver has a term of five years and to the extent it is drawn, also generally bears interest at LIBOR plus 4.0% per annum or 5.5%, whichever is greater, and, to the extent undrawn, has commitment fees equal to 0.625% per annum. The term loan matures on October 21, 2016 and the revolver matures on October 21, 2015.

In connection with the 2010 senior credit facility, we entered into forward floating-to-fixed interest rate swaps and a buy back of the 1.5% LIBOR floor as a component of our cash flow hedging strategy. The notional amounts of the swaps are $192.5 million, $115.5 million and $77.0 million, respectively, with interest rates of 6.463%, 6.470% and 6.475%, respectively, inclusive of a 4.0% LIBOR spread. The swaps began on June 30, 2012 and continue through September 30, 2015. In order to protect against extreme movements in LIBOR prior to the start of the swaps, we also acquired an interest rate cap at a cost of $0.1 million for the period between January 1, 2011 and June 30, 2012, capping LIBOR at 3.0% on a notional principal amount of $385.0 million.

The net proceeds of the 2010 senior credit facility were used to repay in full, and retire, the 2005 senior credit facility. As a result, we incurred a charge of approximately $2.2 million from writing off unamortized debt issuance costs in association with the early extinguishments of debt during the fourth quarter of 2010.

As of December 31, 2011, total long-term obligations outstanding, including current portion, were $569.6 million consisting of a $432.1 million draw from our senior credit facility, net of a $3.5 debt discount, $131.8 million of convertible notes, net of a $14.9 million debt discount, and $5.7 million in capital lease obligations. As of December 31, 2011, we had full access to our $30.0 million revolving credit facility. We intend to use cash flow from operating activities to redeem the remaining $26.7 million of our 5.75% Notes. We are required by the terms of our senior credit facility to repay $1.7 million of this balance before December 19, 2012.

Senior Credit Facility

Our senior credit facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and payment of dividends. The senior credit facility also has a requirement that 50% of certain cash flow generated by our business be used to pay down outstanding principal. The senior credit facility also requires that we achieve certain financial ratios quarterly including a total leverage ratio, senior secured leverage ratio and a fixed charge coverage ratio. We are currently operating comfortably within these restrictions. These measures are defined more specifically below.

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

Fixed Charges Coverage Ratio: Our “fixed charges coverage ratio” may not be less than 2.75 to 1. The ratio of (a) “Adjusted EBITDA” to (b) “Fixed Charges” is defined specifically in our senior credit facility, and more generally, below:

“Adjusted EBITDA” means, consolidated net income, plus the sum of:

•	consolidated interest expense;

•	provision for income taxes based on income;

•	depreciation and amortization expense;

•	unrealized losses on financial derivatives;

•	non-cash, stock-based compensation expense;

•	extraordinary, non-recurring or unusual losses;

•	the cumulative effect of a change in accounting principles; and

•	all other non-cash charges that represent an accrual for which no cash is expected to be paid in the next twelve months;

minus (to the extent included in determining consolidated net income) the sum of:

•	unrealized gains on financial derivatives;

•	extraordinary, non-recurring or unusual gains;

•	gains on sales of assets other than in the ordinary course of business; and

•	all other non-cash income.

“Fixed charges” means (a) cash interest expense plus (b) income tax.

Uses

Our networks require the timely maintenance of plant and infrastructure. Our historical capital expenditures have been, and continue to be, significant. New capital acquisition for 2011 totaled $52.2 million inclusive of $2.0 million in capitalized interest. Cash outflows for capital expenditures for the year ended December 31, 2011 were $47.7 million, while capital expenditure payables increased $4.4 million.

Future capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy and our decision to pursue specific acquisition and investment opportunities. We intend to fund future capital expenditures with cash on hand and net cash generated from operations.

Cash interest expense, net of cash interest income, for 2011 was $34.4 million. Through a series of interest rate swap transactions, interest on 88.4% of our term loan at December 31, 2011 is effectively fixed at an annual rate of 6.5% for the period June 30, 2012 through September 30, 2015. Our $120.0 million convertible debt has a fixed coupon rate of 6.25% and our $125.0 million convertible debt, which has a current outstanding balance of $26.7 million, has a fixed coupon rate of 5.75%.

From time to time we may seek to retire, repurchase or exchange our convertible notes in open market purchases, privately negotiated transactions dependent on market conditions, liquidity and contractual obligations and other factors. The timing and amount of such purchases, if any, depend upon cash needs and market conditions, among other things. While under the terms of our term loan we may also be required to make certain prepayments based on annual gains in our restricted payment baskets, we were not required and did not make term loan prepayments during 2011. Scheduled principal payments totaling $4.4 million were made on the term loan during the year ended December 31, 2011.

Since October 28, 2004, we have paid quarterly dividends on our common stock. During 2011 we paid $38.8 million to common shareholders. Effective in the fourth quarter of 2011, the Company’s Board of Directors established a quarterly cash dividend of $0.05 per share, or $0.20 per share on an annualized basis. The reduction from $0.215 per share, or $0.86 on an annualized basis, was due primarily to the expected effect on the Company’s future cash flows from an anticipated reduction in high cost support for wireline and wireless services as a result of USF reform adopted by the FCC, and the entry of a fourth competitor in the Alaska wireless market. Based on shares outstanding at February 15, 2012 of approximately 45.3 million and an assumed dividend of $0.20 per share per annum, approximately $9.1 million in cash would be paid to common stockholders over the next four quarters. Dividends on our common stock are not cumulative.

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

Contractual Obligations

Our contractual obligations as of December 31, 2011, are presented in the following table. Generally, long-term liabilities are included in the table based on the year of required payment or an estimate of the year of payment. Such estimates of payment are based on a review of past trends for these items as well as a forecast of future activities. Certain items were excluded from the following table where the year of payment is unknown and could not be reasonably estimated.

Many of our other non-current liabilities have been excluded from the following table due to the uncertainty of the timing of payments combined with the absence of historical trending to be used as a predictor of such payments.

(in thousands)	Total	2012	2013-2014	2015-2016	Thereafter
Long-term debt	$582,260	$31,060	$8,800	$422,400	$120,000
Interest on long-term debt	178,624	35,858	71,454	60,650	10,662
Capital leases	5,694	1,399	1,869	636	1,790
Operating leases	88,150	9,104	16,515	14,375	48,156
Unconditional purchase obligations	29,805	8,746	9,673	5,870	5,516

Total contractual cash obligations	$884,533	$86,167	$108,311	$503,931	$186,124

Non-GAAP Financial Measures

In an effort to provide investors with additional information regarding our financial results, in particular with regards to our liquidity and capital resources, we have disclosed certain non-GAAP information which management utilizes to assess performance and believes provides useful information to investors. The Company has disclosed Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined and reconciled below, and EBITDA Margin, defined as EBITDA divided by Operating revenues, on both a consolidated and segment basis because it believes they are important indicators and provide information about our ability to service debt, pay dividends and fund capital expenditures. The Company also assigns its capital expenditures between Maintenance Capital and Growth Capital and discloses Free Cash Flow because it believes these are important measures of its cash utilization and ability to fund other business activities. EBITDA, EBITDA Margin, Maintenance Capital, Growth Capital and Free Cash Flow are not GAAP measures and should not be considered a substitute for operating income, net cash provided by operating activities, total capital expenditures or net cash provided or used.

The following table provides the computation of EBITDA and Free cash flow for the years ended December 31, 2011, 2010 and 2009:

(in thousands)	2011	2010	2009
Net cash provided by operating activities	$79,081	$86,367	$96,680
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	(58,559)	(72,078)	(81,358)
Gain on extraordinary item, net of taxes	—	—	37,346
Amortization of debt issuance costs and debt discount	(12,907)	(9,674)	(6,968)
Stock-based compensation	(3,888)	(3,989)	(4,273)
Deferred income taxes	(11,646)	(32,633)	2,174
Provision for uncollectible accounts	(2,333)	(2,863)	(6,258)
Other non-cash income (expenses)	109	(3,595)	(5,377)
Changes in operating assets and liabilities	10,615	7,777	1,811

Net income (loss)	472	(30,688)	33,777
Add (subtract):
Interest expense	38,271	34,754	38,411
Loss on extinguishment of debt	13,445	13,339	—
Interest income	(34)	(83)	(91)
Depreciation and amortization	58,559	72,078	81,358
(Gain) loss on disposal of assets	(565)	2,846	4,327
Gain on extraordinary item, net of taxes	—	—	(37,346)
Gain on sale of long-term investments	(174)	—	—
Gift of services	(51)	439	—
Income tax expense (benefit)	11,646	29,852	(2,174)
Stock-based compensation	3,888	3,989	4,273

EBITDA	$125,457	$126,526	$122,535

Less:
Cash capital expenditures	(47,736)	(40,870)	(61,364)
Cash interest expense	(34,367)	(28,911)	(35,488)

Free cash flow	$43,354	$56,745	$25,683

The following table provides the revenue, EBITDA and EBITDA Margin for the Wireline and Wireless segments for the years ended December 31, 2011, 2010 and 2009:

(in thousands)	2011	2010	2009
Wireline revenue
Enterprise	$52,073	$48,571	$45,360
Retail	81,050	82,658	85,506
Wholesale and access	65,983	69,694	74,154

Total	199,106	200,923	205,020

Wireless revenue
Retail service	74,640	77,999	84,605
Equipment	4,233	5,520	6,668
Wholesale, roaming and other	71,335	57,082	49,747

Total	150,208	140,601	141,020

Total operating revenue	$349,314	$341,524	$346,040

Wireline:
Operating revenue	$199,106	$200,923	$205,020
Operating expenses (a)	(145,374)	(141,122)	(149,850)
Gift of services	(51)	439	—
Stock-based compensation	3,418	3,499	3,821

Wireline EBITDA	$57,099	$63,739	$58,991

Wireline EBITDA margin	28.7%	31.7%	28.8%
Wireless:
Operating revenue	$150,208	$140,601	$141,020
Operating expenses (a)	(65,252)	(60,762)	(62,563)
Cost of equipment	(17,068)	(17,542)	(15,365)
Stock-based compensation	470	490	452

Wireless EBITDA	$68,358	$62,787	$63,544

Wireless EBITDA margin	45.5%	44.7%	45.1%
Consolidated EBITDA	$125,457	$126,526	$122,535

Consolidated EBITDA margin	35.9%	37.0%	35.4%

(a)	Exclusive of depreciation, amortization and gain/loss on disposal of assets.

The following table provides information about the Company’s capital spending for the years ended December 31, 2011, 2010 and 2009:

(in thousands)	2011	2010	2009
Maintenance capital	$37,247	$36,697	$39,329
Growth capital	12,932	—	11,273
Capitalized interest	1,982	1,639	3,607

Capital expenditures	52,161	38,336	54,209
Change in unsettled capital expenditures	(4,425)	2,534	7,155

Cash capital expenditures	$47,736	$40,870	$61,364

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

Regulatory and Intercompany Accounting

Our consolidated financial statements include all majority owned subsidiaries. Prior to July 1, 2009, our local telephone company subsidiaries charged other subsidiaries based on regulated rates for telecommunications services. Intercompany revenue between regulated local telephone companies and all other subsidiaries were not eliminated upon consolidation, in accordance with the accounting principles prescribed by ASC Topic 980 – Regulated Industries (“ASC 980”). Other intercompany balances were eliminated upon consolidation.

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

Income Taxes

We use the asset-liability method of accounting for income taxes and account for income tax uncertainties using the “more-likely-than-not” threshold. Under the asset-liability method, deferred taxes reflect the temporary differences between the financial and tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management determines it is more-likely-than-not that the value of our deferred tax assets will not be fully realized.

Derivative Financial Instruments

We recognize all asset or liability derivatives at fair value. The accounting for changes in fair value is contingent on the intended use of the derivative and its designation as a hedge. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value either offset the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or are recognized in other comprehensive income until the hedged transaction is recognized in earnings. The change in a derivative’s fair value related to the ineffective portion of a hedge, if any, is immediately recognized in earnings. We do not enter into any derivative contracts for speculative purposes. On the date a derivative contract is entered into, we designate the derivative as either a fair value or cash flow hedge. We formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If we determine that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments contained in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, and others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011 and will be adopted by the Company in the first quarter of 2012. The Company does not expect adoption of ASU 2011-04 to have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This ASU requires that the components of net income, the components of other comprehensive income and the total of comprehensive income be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity is eliminated. This update also requires the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU No. 2011-12, which deferred the effective date of the requirement to present reclassification adjustments indefinitely. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt ASU 2011-05, as amended by ASU 2011-12, in the first quarter of 2012.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing for Goodwill Impairment (“ASU 2011-08”). This ASU amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the performance of the two-step goodwill impairment test, as currently prescribed by ASC Topic 350, Intangibles-Goodwill and Other, is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and will be adopted by the Company in 2012. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2011, we had our 2010 senior credit facility, 5.75% Notes and 6.25% Notes outstanding. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose us to interest rate risk, with the primary interest rate risk exposure resulting from changes in LIBOR or the prime rate, which are used to determine the interest rates that are applicable to borrowings under our senior credit facility.

The following table provides information about our sensitivity to market risk associated with fluctuations in interest rates as of December 31, 2011. To the extent that our financial instruments expose us to interest rate risk, they are presented within each market risk category in the table below. The table presents principal cash flows and related expected interest rates by year of maturity for our 2010 senior credit facility, 5.75% Notes, 6.25% Notes and capital leases and other long-term obligations outstanding at December 31, 2011. Weighted average variable rates for the 2010 senior credit facility are based on implied forward rates in the LIBOR yield curve as of December 31, 2011. Fair values as of December 31, 2011 included herein have been determined based on (i) quoted market prices for the 2010 senior credit facility, (ii) quoted market price for the 5.75% Notes, and (iii) quoted market prices for the 6.25% Notes. Our consolidated financial statements contain descriptions of the 2010 senior credit facility, the 5.75% Notes, the 6.25% Notes and capital leases and other long-term obligations and should be read in conjunction with the following table.

($ in thousands)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Interest Bearing Liabilities
2010 bank credit facility	$4,400	$4,400	$4,400	$4,400	$418,000	$—	$435,600	$401,321
Weighted average interest rate (var)	5.50%	5.50%	5.50%	5.67%	6.19%		5.67%
6.25% convertible notes due 2018	$—	$—	$—	$—	$—	$120,000	$120,000	$107,084
Average interest rate (fixed)	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%
5.75% convertible notes due 2013	$26,660	$—	$—	$—	$—	$—	$26,660	$26,895
Average interest rate (fixed)	5.75%						5.75%
Captial lease and other long-term	$1,399	$1,161	$708	$294	$342	$1,790	$5,694	$5,694
Average interest rate (fixed)	9.01%	9.38%	10.00%	10.00%	10.00%	10.00%	9.68%
Total fair value								$540,994
Interest Rate Derivatives
Variable to fixed interest rate swap
Notional amount	$—	$—	$—	$192,500	$—	$—	$192,500	$4,117
Fixed rate payable	2.46%	2.46%	2.46%	2.46%			2.46%
Weighted average variance
Rate receivable (payable)	3.96%	3.96%	3.96%	4.08%			3.99%
Notional amount	$—	$—	$—	$115,500	$—	$—	$115,500	$2,670
Fixed rate payable	2.47%	2.47%	2.47%	2.47%			2.47%
Weighted average variance
Rate receivable (payable)	3.97%	3.97%	3.97%	2.97%			3.77%
Notional amount	$—	$—	$—	$77,000	$—	$—	$77,000	$1,691
Fixed rate payable	2.48%	2.48%	2.48%	2.48%			2.48%
Weighted average variance
Rate receivable (payable)	3.98%	3.98%	3.98%	2.98%			3.78%
Notional amount	$385,000	$—	$—	$—	$—	$—	$385,000	$—
Total fair value								$8,478

Liquidity Risk

Our substantial debt, specifically its term and maturity, could have a material adverse effect on our available liquidity. See the matters described in “Item 1A, Risk Factors – Risks Related to Our Debt.”

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

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred in the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated into this Form 10-K by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information on compensation of our directors and executive officers is incorporated into this Form 10-K by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2011, the number of securities remaining available for future issuance under equity compensation plans includes 3,722,248 shares under the Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan and 32,831 shares under the Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.

Equity compensation plans	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders:
Stock options	317,132	$8.64
Restricted stock	1,422,007	$—	3,755,079
Not approved by security holders:
Stock options	—	$—

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to such contractual relationships is incorporated into this Form 10-K by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

Information on our audit committee’s pre-approval policy for audit services and information on our principal accounting fees and services is incorporated into this Form 10-K by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements: Our consolidated financial statements are submitted as a separate section of this Form 10-K. See “Index to Consolidated Financial Statements” which appears on page F-1.

(2)	Financial Statement Schedules: Our financial statement schedules for the Company and its subsidiaries are submitted as a separate section of this Form 10-K. See “Index to Consolidated Financial Statements” that appears on page F-1 hereof.

(3)	Exhibits: The exhibits to this report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are exhibits of the Registrant and are incorporated herein by reference as exhibits thereto.

Exhibit No.	Exhibit	Where Located

2.1**	Stock Purchase Agreement, dated April 1, 2008, by and among the Registrant, Crest Communications Corporations Group, Inc., and the selling stockholders specified therein.	Exhibit 2.1 to Form 8-K (filed 8/07/2008)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Exhibit to Form S-1/A File No. 333-888753 (filed 11/17/1999)

3.2	Amended and Restated Bylaws of the Registrant.	Exhibit 3.1 to Form 8-K (filed 9/30/2011)

4.1	Specimen of Common Stock Certificate.	Exhibit to Form S-1/A File No. 333-888753 (filed 11/17/1999)

4.2	Indenture, dated April 8, 2008, by and among the Registrant, the guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee, with respect to the Registrant’s 5.75% Convertible Notes due 2013.	Exhibit 4.1 to Form 8-K (filed 4/14/2008)

4.3	Registration Rights Agreement dated April 8, 2008 by and among the Registrant, the guarantors named therein, and the Initial Purchasers named therein.	Exhibit 4.2 to Form 8-K (filed 4/14/2008)

4.4	Indenture, dated as of May 10, 2011, by and among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, with respect to 6.25% Convertible Notes due 2018.	Exhibit 4.1 to Form 8-K (filed 5/11/2011)

10.1*	ALEC Holdings, Inc. 1999 Stock Incentive Plan.	Exhibit 10.10 to Form S-4 File No. 333-82361 (filed 7/7/1999)

10.2*	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit to Form S-1/A File No. 333-888753 (filed 11/17/1999)

10.3*	Form of Restricted Stock Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan.	Exhibit 10.1 to Form 10-Q (filed 8/3/2007)

10.4*	Form of Performance Share Unit Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan.	Exhibit 99.1 to Form 8-K/A (filed 6/12/2008)

10.5*	Amendment to Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit 10.5 to Form 10-K (filed 3/9/2010)

10.6*	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit to Form S-1/A File No. 333-888753 (filed 11/17/1999)

10.7*	Amendment to Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit 10.7 to Form 10-K (filed 3/9/2010)

10.8*	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit to Form S-1/A File No. 333-888753 (filed 11/17/1999)

10.9*	Amendment to Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit 10.9 to Form 10-K (filed 3/9/2010)

10.10*	Amended and Restated Employment Agreement, dated as of September 22, 2008, between Alaska Communications Systems Group, Inc. and Liane Pelletier.	Exhibit 10.1 to Form 8-K (filed 9/26/2008)

10.11	Letter of Amendment to Employment Agreement for Liane Pelletier, dated December 1, 2010, between Alaska Communications Systems Group, Inc. and Liane Pelletier.	Exhibit 10.1 to Form 8-K (filed 12/03/2010)

10.12*	Amended and Restated Employment Agreement, dated as of January 5, 2009 between Alaska Communications Systems Group, Inc. and David Wilson.	Exhibit 10.1 to Form 8-K (filed 01/09/2009)

10.13	Credit Agreement, dated February 1, 2005, among the Registrant, Alaska Communications Systems Holdings, Inc., the lenders party thereto, and Canadian Imperial Bank of Commerce, as Administrative Agent.	Exhibit 10.1 to Form 8-K (filed 2/2/2005)

10.14	Consent and Amendment No. 1, dated July 15, 2005, among the Registrant, Alaska Communications Systems Holdings, Inc., the lenders party thereto, and Canadian Imperial Bank of Commerce as Administrative Agent.	Exhibit 1.1 to Form 8-K (filed 7/21/2005)

10.15	Consent and Amendment No. 2, dated February 22, 2006, among the Registrant, Alaska Communications Systems Holdings, Inc., the lenders party thereto, and Canadian Imperial Bank of Commerce as Administrative Agent.	Exhibit 10.2 to Form 8-K (filed 2/27/2006)

10.16	Master Agreement, dated November 7, 1999, by and between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union 1547.	Exhibit 99.3 to Form 8-K (filed 3/7/2005)

10.17	Letter Agreement, dated March 1, 2005, by and between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union 1547.	Exhibit 99.4 to Form 8-K (filed 3/7/2005)

10.18*	2006 Officer Severance Program.	Exhibit 99.1 to Form 8-K (filed 7/17/2006)

10.19*	2008 Officer Severance Policy.	Exhibit 10.2 to Form 8-K (filed 12/24/2008)

10.20*	2010 Officer Severance Policy.	Exhibit 10.1 to Form 8-K (filed 11/04/2010)

10.21**	Supply and Construction Contract, dated October 23, 2007, between ACS Cable Systems, Inc. and Tyco Telecommunications (US), Inc.	Exhibit 10.23 to Form 10-K (filed 3/20/2008)

10.22*	Executive Employment Agreement, dated as of November 7, 2007 between Alaska Communications Systems Group, Inc. and Leonard Steinberg.	Exhibit 10.24 to Form 10-K (filed 3/20/2008)

10.23	Purchase Agreement, dated April 2, 2008, by and among Alaska Communications Systems Group, Inc., the guarantors listed therein and the Initial Purchasers, regarding the Registrant’s 5.75% Convertible Notes due 2013.	Exhibit 10.1 to Form 8-K (filed 4/14/2008)

10.24	Confirmations of Convertible Bond Hedges by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.2 to Form 8-K (filed 4/14/2008)

10.25	Confirmations of Warrant Transactions by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.3 to Form 8-K (filed 4/14/2008)

10.26*	Executive Employment Agreement, dated as of December 19, 2008 between the Registrant and Anand Vadapalli.	Exhibit 10.1 to Form 8-K (filed 12/24/2008)

10.27*	Amendment to Amended and Restated Employment Agreement, dated February 8, 2010 between the Registrant and Anand Vadapalli.	Exhibit 10.1 to Form 8-K (filed 2/12/2010)

10.28	Credit Agreement, dated as of October 21, 2010, by and among Alaska Communications Systems Holdings, Inc., as Borrower, Alaska Communications Systems Group, Inc, as Parent, several banks and other financial institutions or entities, as lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Exhibit 10.1 to Form 8-K (filed 2/26/2010)

10.29*	Employment Agreement between Alaska Communications Systems Group, Inc., and Anand Vadapalli entered into on February 21, 2011.	Exhibit 10.1 to Form 8-K (filed 2/24/2011)

10.30*	Amendment to Employment Agreement between Alaska Communications Systems Group, Inc., and David Wilson entered into on February 25, 2011.	Exhibit 10.1 to Form 8-K (filed 3/5/2011)

10.31*	Employment Agreement between Alaska Communications Systems Group, Inc., and Wayne Graham entered into on February 21, 2011.	Exhibit 10.2 to Form 8-K (filed 3/5/2011)

10.32*	Purchase Agreement, dated May 4, 2011, by and among the Company, the Guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers name therein.	Exhibit 10.1 to Form 8-K (filed 5/11/2011)

10.33*	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan Restricted Stock Unit Agreement.	Exhibit 10.1 to Form 8-K (filed 7/8/2011)

10.34*	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan Performance Stock Unit Agreement.	Exhibit 10.2 to Form 8-K (filed 7/8/2011)

10.35*	Alaska Communications Systems Group, Inc. Post-Employment Stock Incentive Award Vesting Policy.	Exhibit 10.3 to Form 8-K (filed 7/8/2011)

10.36*	Employment Arrangement between the Company and Leonard Steinberg.	Exhibit 10.1 to Form 8-K (filed 1/26/2012)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.	Filed herewith

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Label Definition Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
**	Confidential treatment of certain portions of this exhibit has been requested pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2012 Alaska Communications Systems Group, Inc.

By:	/s/ Anand Vadapalli

Anand Vadapalli

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anand Vadapalli Anand Vadapalli	President and Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2012

/s/ Wayne Graham Wayne Graham	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2012

/s/ Edward J. Hayes, Jr. Edward J. Hayes, Jr.	Chairman of the Board of Directors	March 2, 2012

/s/ David W. Karp David W. Karp	Director	March 2, 2012

s/ Peter D. Ley Peter D. Ley	Director	March 2, 2012

s/ Brian D. Rogers Brian D. Rogers	Director	March 2, 2012

/s/ Brian A. Ross Brian A. Ross	Director	March 2, 2012

/s/ John N. Wanamaker John N. Wanamaker	Director	March 2, 2012

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alaska Communications Systems Group, Inc.:

We have audited the accompanying consolidated balance sheets of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alaska Communications System’s Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Anchorage, Alaska

March 2, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alaska Communications Systems Group, Inc.:

We have audited Alaska Communications Systems Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alaska Communications Systems Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alaska Communications Systems Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 2, 2012 expressed an unqualified opinion on those consolidated financial statements.

Anchorage, Alaska

March 2, 2012

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Balance Sheets

December 31, 2011 and 2010

(In Thousands, Except Per Share Amounts)

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$20,490	$15,316
Restricted cash	4,956	4,912
Accounts receivable-trade, net	36,986	36,985
Materials and supplies	5,412	6,533
Prepayments and other current assets	4,920	3,999
Deferred income taxes	6,596	10,949

Total current assets	79,360	78,694
Property, plant and equipment	1,428,597	1,416,718
Less: accumulated depreciation and amortization	(1,023,360)	(1,005,736)

Property, plant and equipment, net	405,237	410,982
Non-current investments	—	355
Goodwill	8,850	8,850
Intangible assets, net	24,118	24,118
Debt issuance costs	9,515	8,584
Deferred income taxes	72,814	76,813
Equity method investment	2,060	2,060
Other assets	3,154	10,159

Total assets	$605,108	$620,615

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$30,930	$5,213
Accounts payable, accrued and other current liabilities	48,919	62,539
Advance billings and customer deposits	9,218	9,568

Total current liabilities	89,067	77,320
Long-term obligations, net of current portion	538,624	548,096
Other long-term liabilities	28,340	15,688

Total liabilities	656,031	641,104

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized, 45,300 and 44,704 issued and outstanding, respectively	453	447
Additional paid in capital	144,631	166,259
Accumulated deficit	(187,688)	(188,160)
Accumulated other comprehensive (loss) income	(8,319)	965

Total stockholders’ deficit	(50,923)	(20,489)

Total liabilities and stockholders’ equity (deficit)	$605,108	$620,615

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

	2011	2010	2009
Operating revenues	$349,314	$341,524	$346,040
Operating expenses:
Cost of services and sales	135,732	130,862	136,129
Selling, general and administrative	91,962	88,564	91,649
Depreciation and amortization	58,559	72,078	81,358
(Gain) loss on disposal of assets	(565)	2,846	4,327

Total operating expenses	285,688	294,350	313,463

Operating income	63,626	47,174	32,577
Other income and expense:
Interest expense	(38,271)	(34,754)	(38,411)
Loss on extinguishment of debt	(13,445)	(13,339)	—
Interest income	34	83	91
Other	174	—	—

Total other income and expense	(51,508)	(48,010)	(38,320)

Income (loss) before income tax (expense) benefit	12,118	(836)	(5,743)
Income tax (expense) benefit	(11,646)	(29,852)	2,174

Income (loss) before extraordinary item	472	(30,688)	(3,569)
Gain on extraordinary item, net of taxes	—	—	37,346

Net income (loss)	$472	$(30,688)	$33,777

Net income (loss) per share:
Basic and diluted
Income (loss) before extraordinary item	$0.01	$(0.69)	$(0.08)
Gain on extraordinary item, net of taxes	—	—	0.85

Net income (loss)	$0.01	$(0.69)	$0.77

Weighted average shares outstanding
Basic	45,103	44,589	44,177

Diluted	45,417	44,589	44,177

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

and Comprehensive Income (Loss)

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
Balance, January 1, 2009	43,719	$437	$231,813	$(191,249)	$(18,030)	$22,971
Total comprehensive income	—	—	—	33,777	6,118	39,895
Dividends declared	—	—	(38,216)	—	—	(38,216)
Stock compensation	—	—	4,466	—	—	4,466
Tax benefit of convertible note call options	—	—	1,458	—	—	1,458
Surrender of shares to cover withholding on stock-based compensation	—	—	(1,868)	—	—	(1,868)
Issuance of common stock, pursuant to stock plans, $.01 par	765	8	1,326	—	—	1,334

Balance, December 31, 2009	44,484	445	198,979	(157,472)	(11,912)	30,040
Total comprehensive (loss) income	—	—	—	(30,688)	12,877	(17,811)
Dividends declared	—	—	(38,446)	—	—	(38,446)
Stock compensation	—	—	3,989	—	—	3,989
Tax benefit of convertible note call options	—	—	1,575	—	—	1,575
Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(392)	—	—	(392)
Issuance of common stock, pursuant to stock plans, $.01 par	220	2	554	—	—	556

Balance, December 31, 2010	44,704	447	166,259	(188,160)	965	(20,489)
Total comprehensive income (loss)	—	—	—	472	(9,284)	(8,812)
Dividends declared	—	—	(31,458)	—	—	(31,458)
Stock compensation	—	—	3,888	—	—	3,888
Equity component of convertible note issuance net of tax benefit	—	—	8,500	—	—	8,500
Debt issuance, net of tax benefit	—	—	(309)	—	—	(309)
Tax benefit of convertible note call options	—	—	3,792	—	—	3,792
Extinguishment of convertible note options	—	—	(4,350)	—	—	(4,350)
Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(2,043)	—	—	(2,043)
Issuance of common stock, pursuant to stock plans, $.01 par	596	6	352	—	—	358

Balance, December 31, 2011	45,300	$453	$144,631	$(187,688)	$(8,319)	$(50,923)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

(In Thousands)

	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$472	$(30,688)	$33,777
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,559	72,078	81,358
Gain on extraordinary item, net of tax	—	—	(37,346)
Amortization of debt issuance costs and debt discount	12,907	9,674	6,968
Stock-based compensation	3,888	3,989	4,273
Deferred income tax (benefit) expense	11,646	32,633	(2,174)
Provision for uncollectible accounts	2,333	2,863	6,258
Other non-cash (income) expense, net	(109)	3,595	5,377
Changes in operating assets and liabilities	(10,615)	(7,777)	(1,811)

Net cash provided by operating activities	79,081	86,367	96,680

Cash Flows from Investing Activities:
Capital expenditures	(52,161)	(38,336)	(54,209)
Change in unsettled capital expenditures	4,425	(2,534)	(7,155)
Proceeds on sale of assets	2,665	1,085	—
Purchase of equity investment	—	(2,060)	—
Acquisitions, net of cash acquired	—	—	(440)
Change in unsettled acquisition costs	(224)	(380)	(250)
Net change in non-current investments	529	500	150
Net change in restricted accounts	(44)	931	14,674

Net cash used by investing activities	(44,810)	(40,794)	(47,230)

Cash Flows from Financing Activities:
Repayments of long-term debt	(104,146)	(438,622)	(32,382)
Proceeds from the issuance of long-term debt	120,000	447,600	26,500
Debt issuance costs	(4,448)	(7,276)	—
Payment of cash dividend on common stock	(38,818)	(38,394)	(38,089)
Payment of withholding taxes on stock-based compensation	(2,043)	(392)	(1,868)
Proceeds from the issuance of common stock	358	556	1,334

Net cash used by financing activities	(29,097)	(36,528)	(44,505)

Change in cash and cash equivalents	5,174	9,045	4,945
Cash and cash equivalents, beginning of period	15,316	6,271	1,326

Cash and cash equivalents, end of period	$20,490	$15,316	$6,271

Supplemental Cash Flow Data:
Interest paid	$34,367	$28,911	$35,488
Loss on extinguishment of debt	$—	$11,145	$—
Income taxes paid, net of refund	$(127)	$34	$(884)
Supplemental Non-cash Transactions:
Property acquired under capital leases	$1,905	$1,295	$1,850
Dividend declared, but not paid	$2,268	$9,628	$9,576
Additions to ARO asset	$488	$88	$1,242

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Alaska Communications Systems Group, Inc. and Subsidiaries (the “Company” or “ACS Group”), a Delaware corporation, provides wireline, wireless and other telecommunications and network services to consumer, business, and carrier customers in the State of Alaska and beyond. The Company was formed in October of 1998 for the purpose of acquiring and operating telecommunications properties.

The accompanying consolidated financial statements for the Company are as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009. They represent the consolidated financial position, results of operations and cash flows of ACS Group and the following wholly owned subsidiaries:

• Alaska Communications Systems Holdings, Inc. (“ACS Holdings”)	• Crest Communications Corporation (“Crest”)
• WCI Cable, Inc.
• ACS of Alaska, Inc. (“ACSAK”)	• WCIC Hillsboro, LLC.
• ACS of the Northland, Inc. (“ACSN”)	• Alaska Northstar Communications, LLC.
• ACS of Fairbanks, Inc. (“ACSF”)	• WCI Lightpoint, LLC.
• ACS of Anchorage, Inc. (“ACSA”)	• Worldnet Communications, Inc.
• ACS Wireless, Inc. (“ACSW”)	• Alaska Fiber Star, LLC.
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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, long-lived assets, goodwill and other intangible assets, legal contingencies, stock-based compensation and income taxes. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes is reasonable under the circumstances. Assumptions are adjusted as facts and circumstances dictate. Illiquid credit markets, volatile equity and energy markets, and declines in consumer spending have combined to increase the uncertainty in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ significantly from those estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements of future periods.

Cash and Cash Equivalents

For purposes of the “Consolidated Balance Sheets” and “Consolidated Statements of Cash Flows”, the Company generally considers all highly liquid investments with a maturity at acquisition of three months or less to be cash equivalents.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

Restricted cash as of December 31, 2011 consists of $3,427 held in escrow related to claims against the Crest Communications Corporation (“Crest”) former stockholders (“Selling Stockholders”) associated with an Internal Revenue Service (“IRS”) audit. Crest was acquired by the Company in 2008. See Note 17 – Commitments and Contingencies for more information on this audit.

In addition, $1,529 is held in certificates of deposits and U.S. Treasury Notes as required under the terms of certain contracts to which the Company is a party. When the restrictions are lifted, the Company will transfer these funds back into its operating accounts.

Bad Debt Reserves

The Company establishes estimated bad debt reserves against uncollectible receivables incurred during the period. These estimates are derived through a monthly analysis of account aging profiles and a review of historical recovery experience. Receivables are charged off against the allowance when management believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Company records bad debt expense as a component of Selling, general and administrative expense on the “Consolidated Statements of Operations”.

Materials and Supplies

Materials and supplies are carried in inventory at the lower of weighted average cost or market. Cash flows related to the sale of inventory, primarily wireless devices and accessories, are included in operating activities in the Company’s “Consolidated Statements of Cash Flows”.

Property, Plant and Equipment

Telephone property, plant and equipment is stated at historical cost of construction including certain capitalized overhead and interest charges. Renewals and betterments of telephone plant are capitalized, while repairs, as well as renewals of minor items, are charged to cost of sales and services as incurred. The Company uses a group composite depreciation method in accordance with industry practice. Under this method, telephone plant retired in the ordinary course of business, less salvage, is charged to accumulated depreciation with no gain or loss recognized. Non-telephone plant is stated at historical cost including certain capitalized overhead and interest charges, and when sold or retired a gain or loss is recognized. Depreciation of property is provided on the straight-line method over estimated service lives ranging from 2 to 50 years.

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

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Non-current Investments

The Company’s non-current investment balance was made up of auction rate securities (“ARS”). Beginning February 13, 2008, the Company experienced failed auctions for ARS issues and at that time, ceased to purchase ARSs. As of December 31, 2011, all ARSs had been redeemed by their issuers.

Equity Method of Accounting

The Company accounts for investments of greater than 20% in affiliates, which are not under Company control, by the equity method. Under this method, our equity investments are carried at acquisition cost, increased by the Company’s proportionate share of the investee’s net income, and decreased by the proportionate share of the investee’s net losses and by dividends received.

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but are assessed for impairment on at least an annual basis.

Debt Issuance Costs

Debt issuance costs, including underwriter’s fees and other associated costs, are capitalized and amortized to interest expense using the straight-line method, which approximates the effective interest method over the term of the related instruments.

Debt Discounts

The Company’s 2010 Senior Secured Credit Facility (“2010 Senior Credit Facility”) was issued at a 1.0% discount. Debt discounts are accreted to interest expense using the effective interest method.

Preferred Stock

The Company has 5,000 shares of $0.01 par value preferred stock authorized, none of which were issued or outstanding at December 31, 2011 and 2010.

Revenue Recognition

Substantially all recurring non-usage sensitive service revenues are billed one month in advance and are deferred until earned. Non-recurring and usage sensitive revenues are billed in arrears and are recognized when earned. Certain of the Company’s bundled products and services, primarily in wireless, have been determined to be revenue arrangements with multiple deliverables. Total consideration received in these arrangements is allocated and measured using units of accounting within the arrangement based on relative fair values. Wireless offerings include wireless phones and service contracts sold together in the Company’s stores and agent locations. The handset and accessories associated with these direct and indirect sales channels are recognized at the time the related wireless phone is sold and is classified as equipment sales. Monthly service revenue from the majority of the Company’s customer base is recognized as services are rendered. Revenue earned from the Company’s Lifeline customer base is less certain and is therefore recognized on the cash basis as payments are received.

Prior to the Company’s conversion to price caps effective July 1, 2009, the Company participated in interstate access revenue pools with other telephone companies. These pools were funded by long distance revenue and access charges regulated by the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue was initially recorded based on estimates which were derived from interim financial information, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available to the Company and the other telephone companies. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer the recognition of revenue until settlement methodologies are resolved and finalized. At December 31, 2011 the Company’s deferred revenue was $3,934 as compared to $7,234 at December 31, 2010. This decrease primarily reflects a partial settlement of a prior period amended filing for high cost loop support with National Exchange Carrier’s Association (“NECA”), offset by cost study true-ups from settlement of interstate access pools.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Risk

Cash is maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits and the Company enters into arrangements to collateralize these amounts with securities of the underlying financial institutions. Generally, these deposits may be redeemed upon demand. The Company has not experienced any losses on such deposits.

The Company’s customers do not, individually, represent a material concentration of risk. During 2011 our wireless roaming partner Verizon accounted for 10.8% of our consolidated revenues. During 2010 and 2009, no one customer accounted for 10% or more of consolidated revenues.

The Company also depends on a limited number of suppliers and vendors for equipment and services for its network, and in the case of systems, one of the Company’s billing platforms is provided on a hosted basis. The Company’s subscriber base and operating results could be adversely affected if these suppliers experience financial or credit difficulties, service interruptions, or other problems.

At December 31, 2011, approximately 72% of the Company’s employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). The Master Collective Bargaining Agreement between the Company and the IBEW expires on December 31, 2012. This agreement governed the terms and conditions of employment for all IBEW represented employees working for the Company in the state of Alaska. The Company considers employee relations to be good, however any deterioration in that relationship would have a negative impact on the Company’s operations.

The Company provides voice, data and managed telecommunication services to its customers throughout Alaska. Accordingly, the Company’s financial performance is directly influenced by the competitive environment in Alaska, including the anticipated entrance of Verizon into the Alaskan telecom market in late 2012, and by economic factors specifically in Alaska. The most significant economic factor is the level of Alaskan oil production since the state is almost entirely dependent on this resource for its general operating revenue. Other factors influencing the Alaskan economy include the level of tourism, government spending, and the movement of United States military personnel. Any deterioration in these markets would likely have a negative impact on the Company’s performance.

As an entity that relies on the FCC and state regulatory agencies to provide stable funding sources to provide services in high cost areas, the Company is also impacted by any changes in regulations or future funding mechanisms that are being established by these regulatory agencies.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense totaled $6,761, $7,570 and $7,360 in 2011, 2010 and 2009, respectively and is included in Selling, general and administrative expense in the Company’s “Consolidated Statements of Operations”.

Income Taxes

The Company utilizes the asset-liability method of accounting for income taxes. Under the asset-liability method, deferred taxes reflect the temporary differences between the financial and tax basis of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that management believes it is more likely than not that such deferred tax assets will not be realized. The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company records interest and penalties for underpayment of income taxes as income tax expense.

Taxes Collected from Customers and Remitted to Government Authorities

The Company excludes taxes collected from customers and payable to government authorities from revenue. Taxes payable to government authorities are presented as a liability on the “Consolidated Balance Sheets”.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

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

Dividend Policy

The Company’s dividend is set by the Company’s Board of Directors and is subject to the continued current and future performance and liquidity needs of the Company. Dividends on the Company’s common stock are not cumulative. The Company’s Board of Directors established a quarterly cash dividend payment of $0.05 per share of the Company’s common stock, or $0.20 per share on an annualized basis, effective in the fourth quarter of 2011. In the first three quarters of 2011 and in each of the four quarters of 2010 and 2009, the Company’s Board of Directors declared quarterly cash dividends of $0.215 per share, or $0.86 per share on an annualized basis.

Share-Based Payments

Restricted Stock

The Company determines the fair value of restricted stock based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant, discounted for estimated dividend payments that do not accrue to the employee during the vesting period.

Performance Share Units (“PSUs”)

The Company re-measures the fair value of each PSU at each reporting period and records adjusted expense attributable to such period based on changes to the expected performance period or fair value of the Company’s common stock, or if the PSUs otherwise vest, expire, or are determined by the Compensation Committee to be unlikely to vest prior to expiration. Compensation expense is recorded over the expected performance period, which is estimated by the Compensation Committee of the Company’s Board of Directors.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-settled Stock Appreciation Rights (“SSARs”)

The Company computes the fair value of each SSAR at the date of grant using the same Black-Scholes pricing methodology that its uses to compute the fair value of a stock option on the Company’s common stock.

Restricted Stock Unit Equivalents (“RSUEs”)

The Company’s outstanding RSUEs were settled in shares of the Company’s common stock on a one for one basis on July 31, 2009. Prior to settlement, compensation expense was recorded upon award and was adjusted at the close of each reporting period based upon the fair value of the Company’s common stock.

Stock Options

The fair value for each stock option granted was estimated at the date of grant using a Black-Scholes option pricing model. Expected volatilities are based on historical volatilities of the Company’s common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; the dividend yield is based on dividend yield of the option strike price at grant date; and the risk free interest rate on the grant date, is based on the lowest then effective Federal Funds interest rate stated by the Board of Governors of the Federal Reserve System. Stock options have not been granted since 2005.

Tax Treatment

Stock-based compensation is treated as a temporary difference for income tax purposes and increases deferred tax assets until the compensation is realized for income tax purposes. To the extent that realized tax benefits exceed the book based compensation, the excess tax benefit is credited to additional paid in capital.

Pension Benefits

Multi-employer Defined Benefit Plan

Pension benefits for substantially all of the Company’s Alaska-based employees are provided through the Alaska Electrical Pension fund. The Company pays a contractual hourly amount based on employee classification or base compensation. The accumulated benefits and plan assets are not determined for, or allocated separately to, the individual employer.

Defined Benefit Plan

The ACS Retirement Plan, which is the Company’s sole single-employer defined benefit plan, covers certain employees previously employed by Century Telephone Enterprise, Inc. and is frozen. The Company recognizes the over-funded or under-funded status of this plan as an asset or liability on its balance sheet and recognizes changes in that funded status in the year in which the changes occur. The ACS Retirement Plan’s accumulated benefit obligation is the actuarial present value, as of the Company’s December 31, 2011 measurement date, of all benefits attributed by the pension benefit formula. The amount of benefit to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees or survivors and average years of service rendered. It is measured based on assumptions concerning future interest rates and future employee compensation levels. Unrecognized prior service credits and costs and net actuarial gains and losses are recognized as a component of other comprehensive income, net of tax.

Defined Contribution Plan

The Company provides a 401(k) retirement savings plan covering substantially all of it employees. Discretionary company-matching contributions are determined by the Board of Directors.

Earnings per Share

The Company computes earnings per share based on the weighted number of shares of common stock and dilutive potential common share equivalents outstanding.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). This ASU primarily provides two significant changes; (i) eliminates the need for objective and reliable evidence of fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting; and (ii) eliminates the residual method to allocate the arrangement consideration. In addition, this ASU expands the disclosure requirements for multiple-element revenue arrangements. ASU 2009-13 was effective on a prospective basis for fiscal years beginning on or after June 15, 2010, and was adopted by the Company in the first quarter of 2011. Adoption of this guidance did not have a material effect on the Company’s results of operations, financial position and cash flows.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This ASU requires the following new disclosures: (i) the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers; and (ii) a reconciliation for fair value measurements using significant unobservable inputs (Level 3), including separate information about purchases, sales, issuance, and settlements. This ASU also clarifies existing requirements about fair value measurement disclosures and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the reconciliation of Level 3 activity, which was effective for the Company in the first quarter of 2011. See Note 5 - Fair Value Measurements for the disclosures required by ASU 2010-06. Adoption of this guidance had no effect on the Company’s results of operations, financial position and cash flows.

In December 2010, the FASB issue ASU No. 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This ASU was effective in the first quarter of 2011 and adoption had no effect on our consolidated financial statements and related disclosures during the year ended December 31, 2011. The impact of adoption on our financial statements and related disclosures in future periods is contingent upon the future carrying value of the Company’s reporting units and the likelihood of impairment.

In September 2011, the FASB issued ASU No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”). This ASU requires additional disclosures about employers’ participation in multi-employer pension plans, including information about the plan’s funded status and the Company’s level of participation, if it is readily available. Pension benefits for substantially all of the Company’s Alaska-based employees are provided by a multi-employer benefit plan. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011 and was adopted by the Company in the fourth quarter of 2011. See Note 15 – Retirement Plans for the disclosure required by ASU 2011-09.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This ASU requires that the components of net income, the components of other comprehensive income and the total of comprehensive income be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity is eliminated. This update also requires the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU No. 2011-12, which deferred the effective date of the requirement to present reclassification adjustments indefinitely. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt ASU 2011-05, as amended by ASU 2011-12, in the first quarter of 2012.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

2.	DISCONTINUANCE OF REGULATORY ACCOUNTING

Prior to July 1, 2009, the Company’s incumbent local exchange carrier (“ILEC”) operations followed the accounting for regulated enterprises prescribed by Accounting Standards Codification (“ASC”) Topic 980, Regulated Industries (“ASC 980”). This accounting recognizes the economic effects of rate-making actions of regulatory bodies in the financial statements of the Company’s ILEC operations.

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

Discontinuance of regulatory accounting required the Company to extinguish all of its previously established jurisdictional assets and liabilities. The Company’s jurisdictional assets accounted for the disparity between state and Federal depreciation rates. Extinguishing these assets did not affect the Company’s Consolidated Statements of Operations as the blended rates used to calculate the assets were determined to approximate the estimated useful lives of the assets. The Company’s jurisdictional liability represented the regulatory equivalent of an asset retirement obligation (“ARO”), therefore management assessed its regulated assets to determine the ARO required under ASC Topic 410, Asset Retirement and Environmental Obligations (“ASC 410”) and retained an ARO liability of $1,285. The impact of extinguishing the Company’s jurisdictional liability net of the ARO was $63,417, or $37,346 net of tax, and was recorded as an extraordinary gain in the Company’s “Consolidated Statement of Operations” on July 1, 2009.

3.	COMPREHENSIVE (LOSS) INCOME

The following table provides the components of comprehensive (loss) income for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Net income (loss)	$472	$(30,688)	$33,777

Minimum pension liability adjustment	(415)	202	1,269
Tax effect of pension liability	171	(83)	(521)
Interest rate swap marked to fair value	(15,347)	10,519	9,121
Tax effect of interest rate swap	6,307	(4,324)	(3,751)
Reclassification of loss on ineffective hedge	—	11,145	—
Tax effect of loss on ineffective hedge	—	(4,582)	—

Other comprehensive (loss) income	(9,284)	12,877	6,118

Total comprehensive (loss) income	$(8,812)	$(17,811)	$39,895

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

4.	EQUITY METHOD INVESTMENT

On August 31, 2010, the Company completed the purchase of a 49% interest in TekMate for a price of $2,060. The price paid to acquire the Company’s share of the net assets of TekMate differs from the underlying book value of such net assets. This premium of $1,641 is accounted for as equity method goodwill and is included within the Equity method investment on the “Consolidated Balance Sheets.” The purchase agreement included a preferred distribution to the sellers of $698 which is payable from future earnings. When the subsequent earnings of TekMate exceed $698, the Company will begin to realize its share of TekMate’s earnings in Revenue on the statement of operations. As of December 31, 2011, earnings have not exceeded the preferred distribution and equity in earnings attributable to the Company has not been recognized. The investment represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest.

The investment in TekMate is accounted for under the equity method, and consisted of the following at December 31, 2011:

	Percent owned	Investment
TekMate, LLC	49%	$2,060

5.	FAIR VALUE MEASUREMENTS

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
•

Level 2- Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3- Significant inputs to the valuation model are unobservable.

The fair values of cash and cash equivalents, restricted stock, net accounts receivable, and payable, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The fair value of the Company’s 2010 Senior Credit Facility, convertible notes and other long-term obligations of $540,994 at December 31, 2011, were estimated based on dealer quoted prices. The carrying values of these liabilities were $569,554 at December 31, 2011.

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

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

5.	FAIR VALUE MEASUREMENTS (Continued)

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 at each hierarchical level. There were no significant transfers into or out of Levels 1 and 2.

	December 31, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Non-current investments
Auction rate securities	$—	$—	$—	$—	$355	$—	$—	$355
Other assets
Interest rate swaps	$—	$—	$—	$—	$6,868	$—	$6,868	$—
Liabilities:
Other long-term liabilities
Interest rate swaps	$(8,478)	$—	$(8,478)	$—	$—	$—	$—	$—

The following table presents the reconciliation disclosures about fair value measurements at December 31, 2011, 2010 and 2009 using significant unobservable inputs (“Level 3”).

	2011	2010	2009
Balance, January 1	$355	$855	$1,005
Total gains or losses (realized / unrealized) included in earnings	—	—	—
Purchases	—	—	—
Sales	(355)	(500)	(150)

Balance, December 31	$—	$355	$855

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31	$—	$—	$—

Non-current investments consisted of auction rate securities that had maturity dates greater than one year. The investments in ARS were included in Level 3 as no active market or significant other observable inputs exist. The Company assigned a value to its ARS portfolio by reviewing the value assigned to similar securities by brokerages, relative yields and assessing credit risk. On July 14, 2011, 100% of the remaining ARS were sold. The transaction resulted in a gain of $174 on remaining balances previously written down in 2008. The securities were interest bearing with an average yield of 0.07%, 0.78% and 0.48% in 2011, 2010 and 2009, respectively.

The Company uses derivative financial instruments to hedge variable interest rate debt to manage interest rate risk. To the extent that derivative financial instruments are outstanding as of a period end, the fair value of those instruments, represented by the estimated amount the Company would receive or pay to terminate the agreement, is reported on the balance sheet.

Derivative contracts, included in Other long term liabilities and Other assets at December 31, 2011 and December 31, 2010, respectively, were comprised of interest rate swaps that are valued using models based on readily observable market parameters for all substantial terms of the derivative contracts and are classified within Level 2.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

5.	FAIR VALUE MEASUREMENTS (Continued)

Fair Value Measurements on a Non-recurring Basis

During the fourth quarter of 2009, using level three inputs, the Company performed an impairment assessment of certain long lived assets; primarily IT system software with a carrying value of $10,899. The Company determined the fair value of these assets, held in the wireline segment, to be $7,173 as of December 31, 2009. Accordingly the Company recorded an impairment charge of $3,726. During the fourth quarter of 2010, the Company recorded an additional impairment charge of $2,285 associated with abandoned assets. No impairment of long-lived assets was recognized during 2011.

6.	ACCOUNTS RECEIVABLE

Accounts receivable—trade consists of the following at December 31, 2011 and 2010:

	2011	2010
Customers	$25,630	$27,669
Connecting carriers	4,434	5,668
Other	12,710	10,264

	42,774	43,601
Less: allowance for doubtful accounts	(5,788)	(6,616)

Accounts receivable—trade, net	$36,986	$36,985

The allowance for doubtful accounts consists of the following at December 31, 2011, 2010 and 2009.

	2011	2010	2009
Balance, January 1	$6,616	$6,066	$5,912
Provision for uncollectible accounts	2,333	2,863	6,258
Charged to other accounts	(2)	(57)	56
Deductions	(3,159)	(2,256)	(6,160)

Balance, December 31	$5,788	$6,616	$6,066

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, 2011 and 2010:

	2011	2010	Useful Lives
Land, buildings and support assets*	$252,716	$247,568	2 - 40
Central office switching and transmission	367,875	366,154	3 - 12
Outside plant cable and wire facilities	682,437	678,178	15 -50
Wireless switching and transmission	81,959	100,352	2 - 38
Other	2,719	4,026	2 - 5
Construction work in progress	40,891	20,440

	1,428,597	1,416,718
Less: accumulated depreciation and amortization	(1,023,360)	(1,005,736)

Property, plant and equipment, net	$405,237	$410,982

*	No depreciation charges are recorded for land.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

7.	PROPERTY, PLANT AND EQUIPMENT (Continued)

The composite annualized rate of depreciation for all classes of telephone property, plant, and equipment was 3.5%, 5.2% and 5.5% for 2011, 2010, and 2009, respectively.

Capitalized interest associated with construction in progress for the years ended December 31, 2011, 2010 and 2009 was $1,982, $1,639 and $3,607, respectively.

The following is a summary of property held under capital leases included in the above property, plant and equipment at December 31, 2011 and 2010:

	2011	2010
Land, buildings and support assets	$21,616	$18,083
Less: accumulated depreciation and amortization	(9,375)	(7,926)

Property held under capital leases, net	$12,241	$10,157

Amortization of assets under capital leases included in depreciation expense for the years ended December 31, 2011, 2010, and 2009 was $1,662, $1,211 and $1,087, respectively. Future minimum payments, including interest, under these leases for the next five years and thereafter are as follows:

2012	$1,853
2013	1,499
2014	981
2015	524
2016	540
Thereafter	2,466

7,863
Interest	(2,169)

$5,694

The Company leases various land, buildings, right-of-ways and personal property under operating lease agreements. Rental expense under operating leases for the years ended December 31, 2011, 2010 and 2009 was $9,756, $9,629 and $8,247, respectively.

Future minimum payments under these leases for the next five years and thereafter are as follows:

2012	$9,104
2013	8,458
2014	8,057
2015	7,607
2016	6,768
Thereafter	48,156

$88,150

8.	ASSET RETIREMENT OBLIGATIONS

The Company accounts for asset retirement obligations in accordance with ASC 410 which requires the Company to recognize asset retirement obligations that are conditional on future events. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability.

The Company’s asset retirement obligation of $6,585 is included in Other long-term liabilities in the “Consolidated Balance Sheets” and represents the estimated obligation related to the removal of certain cell sites at the end of their operating lease term and disposal of certain property and equipment (including batteries) in both leased and owned properties.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

8.	ASSET RETIREMENT OBLIGATIONS (Continued)

The following table outlines the changes in the accumulated retirement obligation liability:

Balance, January 1, 2010	$5,437
Asset retirement obligation	88
Accretion expense	398
Settlement of lease obligations	(85)

Balance, December 31, 2010	$5,838
Asset retirement obligation	488
Accretion expense	413
Settlement of lease obligations	(154)

Balance, December 31, 2011	$6,585

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company performs an annual impairment test as of the beginning of the fourth quarter, or more frequently if events or changes in circumstances indicate possible impairment. The Company determines the fair value of each reporting unit for purposes of this test primarily by using a discounted cash flow valuation technique for comparison to their corresponding book values. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates and estimated cost of capital for purposes of arriving at a discount factor. If the book value exceeds the estimated fair value for a reporting unit, potential impairment is indicated, in which case the implied fair value of the reporting unit’s goodwill is compared with its carrying value to measure the amount of impairment, if any. The testing conducted by the Company of its goodwill balance in the fourth quarter of 2011, 2010 and 2009 indicated no impairment existed.

The Company reassesses previously recognized indefinite lived intangible assets annually, or more frequently if events or changes in circumstances indicate possible impairment. Licenses for wireless spectrum have terms of ten years, but are renewable indefinitely through a routine process involving a nominal fee. These fees are expensed as incurred. The Company has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its Cellular, PCS and AWS licenses. Therefore, the Company is not amortizing these licenses based on the determination that these assets have indefinite lives. The Company re-evaluates the useful life determination quarterly to determine whether events and circumstances continue to support an indefinite useful life. Indefinite lived intangible assets are tested for impairment by comparing their carrying amount to the fair value of similar assets. At December 31, 2011 and 2010, the Company’s indefinite lived intangible asset balance consisted of $24,118 in spectrum licenses.

	Wireline	Wireless	Total
Goodwill:
Original carrying value	$29,553	$8,850	$38,403
Accumulated impairment	(29,553)	—	(29,553)

Balance, December 31, 2009, December 31, 2010 and December 31, 2011	$—	$8,850	$8,850

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

10.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities consist of the following at December 31, 2011 and 2010:

	2011	2010
Accrued payroll, benefits, and related liabilities	$14,485	$14,422
Accounts payable—trade	15,984	12,130
Access revenue subject to refund	788	9,892
Dividend payable	2,268	9,628
Unsettled acquisition costs	3,427	3,646
Other	11,967	12,821

	$48,919	$62,539

Advance billings and customer deposits consist of the following at December 31, 2011 and 2010:

	2011	2010
Advance billings	$8,481	$8,866
Customer deposits	737	702

	$9,218	$9,568

11.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31, 2011 and 2010:

	2011	2010
2010 senior credit facility term loan due 2016	$435,600	$440,000
Debt discount—2010 senior credit facility term loan due 2016	(3,528)	(4,257)
6.25% convertible notes due 2018	120,000	—
Debt discount—6.25% convertible notes due 2018	(13,343)	—
5.75% convertible notes due 2013	26,660	125,000
Debt discount—5.75% convertible notes due 2013	(1,529)	(12,628)
Capital leases and other long-term obligations	5,694	5,194

	569,554	553,309
Less current portion	(30,930)	(5,213)

Long-term obligations, net of current portion	$538,624	$548,096

The aggregate maturities of long-term obligations for each of the next five years and thereafter, at December 31, 2011, are as follows:

2012	$32,459
2013	5,561
2014	5,108
2015	4,694
2016	418,342
Thereafter	121,790

$587,954

6.25% Convertible Notes due 2018

On May 10, 2011, the Company closed the sale of $120,000 aggregate principal amount of its 6.25% Convertible Notes due 2018 (“6.25% Notes”) to certain initial purchasers in a private placement. The Company received net proceeds from the offering of $115,636 after underwriter fees and other associated costs. The Company used a portion of the proceeds to repurchase $98,340 principal amount of its 5.75% Convertible Notes due 2013 (“5.75% Notes”) at a premium of $6,874. In connection with the repurchase, the Company recognized a loss on extinguishment of debt of $13,445 for the difference between the net carrying amount of the notes and the repurchase amount.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

11.	LONG-TERM OBLIGATIONS (Continued)

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

Prior to February 1, 2018, holder may convert the 6.25% Notes:

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

As of December 31, 2011, none of the conditions allowing holders of the 6.25% Notes to convert, or requiring the Company to repurchase the 6.25% Notes, had been met.

Additionally, the 6.25% Notes contain events of default which, if they occur, entitle the holders of the 6.25% Notes to declare them to be immediately due and payable. Those events of default include: (i) payment defaults on either the notes themselves or other large obligations; (ii) failure to comply with the terms of the notes; and (iii) most bankruptcy proceedings.

The 6.25% Notes are unsecured obligations, subordinated in right of payment to the Company’s obligations under its 2010 Senior Credit Facility as well as certain hedging agreements within the meaning of the Company’s 2010 Senior Credit Facility. The 6.25% Notes also rank equally in right of payment with all of the Company’s other existing and future senior indebtedness and are senior in right of payment to all of the Company’s future subordinated obligations. The Note Guarantees are subordinated in right of payment to the Guarantors’ obligations under the Company’s 2010 Senior Credit Facility as well as certain hedging agreements within the meaning of the Company’s 2010 Senior Credit Facility.

Convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, must be accounted for by bifurcating the liability and equity components of the instruments in a manner that reflects the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company applied this rate to the $120,000 6.25% Notes, bifurcating the notes into the liability portion and the equity portion attributable to the conversion feature of the notes. In doing so, the Company used the discounted cash flow approach to value the debt portion of the notes. The cash flow stream from the coupon interest payments and the final principal payment were discounted at 8.61% to arrive at the valuations. The Company used 8.61% as the appropriate discount rate after examining the interest rates for similar instruments issued in the same time frame for similar companies without the conversion feature. The equity component of the 6.25% Notes was $8,500, net of a tax benefit of $5,931.

Further, while it is the Company’s intent to settle the principal portion of this debt in cash, under the provisions of ASC 260, Earnings per Share (“ASC 260”), the Company must use the “if converted” method in calculating the

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

11.	LONG-TERM OBLIGATIONS (Continued)

diluted earnings per share effect of the assumed conversion of the contingently convertible debt. Under the “if converted” method, the after tax effect of interest expense related to the convertible securities is added back to net income and the convertible debt is assumed to have been converted into common stock at the earlier of the debt issuance date or the beginning of the period.

The following table includes selected data regarding the 6.25% Notes as of December 31, 2011:

2011
Net carrying amount of the equity component	$8,191
Principal amount of the convertible notes	$120,000
Unamortized debt discount	$13,343
Amortization period remaining	76 months
Net carrying amount of the convertible notes	$106,657

The following table details the interest components of the 6.25% Notes contained in the Company’s “Consolidated Statements of Operations” for the year ended December 31, 2011:

2011
Coupon interest expense	$4,819
Amortization of the debt discount	1,089

Total included in interest expense	$5,908

2010 Senior Secured Credit Facility

In the fourth quarter of 2010, the Company completed a transaction whereby it entered into its $470,000 2010 Senior Credit Facility and used $440,000 of term loan borrowings under that facility, together with available cash on hand, to repay in full and redeem the $425,889 of outstanding principal under the Company’s 2005 senior credit facility, together with interest accrued thereon, to unwind three interest rate swap agreements associated with the 2005 senior credit facility at a cost of $11,145 and pay underwriters’ discounts and transaction fees and expenses associated with the refinancing transaction. The Company recorded a $13,339 loss on the extinguishment of debt in 2010. The term loan outstanding under the 2010 Senior Credit Facility generally bears interest at LIBOR plus 4.0% per annum or 5.5%, whichever is greater, with quarterly principal payments equal to 0.25% of the original principal balance due beginning with first quarter of 2011. The $440,000 term portion of the facility was recorded net of a 1.0% discount, or $4,400, of the debt issuance.

Additionally, as part of the 2010 Senior Credit Facility, the Company has a $30,000 revolving credit agreement, which was undrawn as of December 31, 2011. To the extent drawn, the revolving credit agreement generally bears interest at a rate of annual LIBOR plus 4.0% per annum or 5.5%, whichever is greater. To the extent the $30,000 revolving credit facility is not drawn, the Company will pay an annual commitment fee of 0.625% of the average daily undrawn principal amount over its term.

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

The maturity date on the Credit Facilities may be accelerated to December 19, 2012 in the event that (a) the Company’s 5.75% Notes are not refinanced, purchased or defeased such that no more than $25,000 of principal amount of such Convertible Notes are outstanding prior that date and (b) the Borrower’s Senior Secured Leverage Ratio as of December 19, 2012 is greater than or equal to 2.75 to 1.00. The Credit Facilities also provide for events of default customary for credit facilities of this type, including non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, and insolvency and bankruptcy. After the occurrence of an event of default and for so long as it continues, the Administrative Agent or the Requisite Lenders, as defined in the Credit Agreement, may increase the interest rate then in effect on all outstanding obligations by 2.0%. Upon an event of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the Credit Facilities will become immediately due and payable and the lender

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

11.	LONG-TERM OBLIGATIONS (Continued)

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

The 2010 Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and payment of dividends. The 2010 Senior Credit Facility also requires that the Company achieve certain financial ratios quarterly.

5.75% Convertible Notes due 2013

On April 8, 2008 the Company closed the sale of $125,000 aggregate principal 5.75% Notes due March 1, 2013. The 5.75% Notes were sold in a private placement pursuant to Rule 144A under the Securities Act of 1933. The Company received net proceeds from the offering of $110,053 after underwriter fees, the convertible note hedge, proceeds from the warrant and other associated costs. As discussed above, in May 2011, the Company utilized proceeds from the sale of its 6.25% Notes to repurchase $98,340 principal amount of the 5.75% Notes. The balance of the outstanding 5.75% Notes at December 31, 2011 was $26,660.

The 5.75% Notes are unsecured obligations of the Company, subordinate to its obligations under its 2010 Senior Credit Facility, pay interest semi-annually in arrears on March 1 and September 1 of each year and will be convertible upon satisfaction of certain conditions. Upon conversion, holders will receive an amount in cash, shares of the Company’s common stock or a combination of both. The 5.75% Notes are guaranteed by substantially all of the Company’s existing subsidiaries. Holders of the 5.75% Notes will have the right to require the Company to repurchase all or some of their notes at 100% of their principal, plus any accrued interest, upon the occurrence of certain events.

Concurrent with the issuance of the 5.75% Notes, the Company entered into convertible note hedge transactions with an affiliate of one of the initial purchasers and certain other financial institutions for the purpose of reducing the potential dilution to common stockholders. If the Company is required to issue shares of its common stock upon conversion of the 5.75% Notes, the Company has the option of receiving up to 9,266 shares of its common stock when the price is between $12.90 and $16.42 per share upon conversion. The Company entered into warrant transactions with the same counterparties whereby the financial institutions have the option of receiving up to the same number of shares of the Company’s common stock when the price exceeds $16.42 per share upon conversion. The convertible note hedge had a cost of $20,431 and has been accounted for as an equity transaction in accordance with ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). Tax benefits of $1,056 were recorded for the year ended December 31, 2008, as an offset to the hedge. All future tax benefits from the deduction related to the purchase of the call option, as part of the convertible note hedge transaction, will be recorded to additional paid in capital over the term of the hedge transaction. The Company received proceeds of $9,852 related to the sale of the warrants, which has been classified as equity because they meet all of the equity classification criteria within ASC 815-40.

The call options purchased and warrants sold contemporaneously with the sale of the 5.75% Notes are equity contracts that meet the paragraph 15(74) scope exception of ASC Topic 815-10, and hence do not need to be marked-to-market through earnings. In addition, since the call option and warrant transactions are accounted for as equity transactions, the payment associated with the purchase of the call options and the proceeds received from the issuance of the warrants were recorded in Additional paid in capital in stockholders’ equity as separate equity transactions.

Each $1,000 principal of the 5.75% Notes are convertible into 77.5014 shares of the Company’s common stock,

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

11.	LONG-TERM OBLIGATIONS (Continued)

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

•

during any fiscal quarter after the fiscal quarter ended June 30, 2008 (and only during any such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading-days in the period of 30 consecutive trading-days ending on the last trading-day of the immediately preceding fiscal quarter is equal to or more than 130.0% of the conversion price of the notes on the applicable trading-day;

•

during the five scheduled trading-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per $1,000 principal amount of the notes for each day of the measurement period was less than the 98.0% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the notes on each such day; or

•	upon the occurrence of specified corporate transactions described in the indenture governing the notes.

In addition, holders may also convert their notes into common stock of the Company at their option at any time beginning on November 1, 2012 and ending at the close of business on the second scheduled trading-day immediately preceding the maturity date for the notes, without regard to the foregoing circumstances. Accordingly, the remaining principal balance of the 5.75% Notes of $25,131, net of debt discount, is classified as Current portion of long-term obligations at December 31, 2011. The Notes cannot be called for cash payment prior to their maturity date on March 1, 2013.

Holders who convert their notes in connection with a change of control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or de-listing, the holders of the notes may require the Company to repurchase for cash all or any portion of their notes for 100% of the principal amount plus accrued and unpaid interest. As of December 31, 2011, none of the conditions allowing holders of the notes to convert, or requiring the Company to repurchase the notes, had been met. The Company may not redeem the 5.75% Notes prior to maturity.

While it is the Company’s intent to settle the principal portion of this debt in cash, under the provisions of ASC 260, the Company must use the “if converted” method in calculating the diluted earnings per share effect of the assumed conversion of the Company’s contingently convertible debt. Under the “if converted” method, the after tax effect of interest expense related to the convertible securities is added back to net income and the convertible debt is assumed to have been converted into common stock at the earlier of the debt issuance date or the beginning of the period. The Company’s convertible debt was anti-dilutive for the twelve month periods ended December 31, 2011, 2010 and 2009.

Also in accordance with ASC 260, the warrants sold in connection with the hedge transaction will have no impact on earnings per share until the Company’s share price exceeds $16.42. Prior to exercise, the Company will include the effect of additional shares that may be issued using the “treasury stock” method. The call options purchased as part of the hedging transaction were anti-dilutive as of December 31, 2011 and, therefore, had no effect on earnings per share.

As a convertible debt instrument that may be settled in cash upon conversion, including partial cash settlement, the Company bifurcated the liability and equity portions of the 5.75% Notes using the discounted cash flow approach to value the debt portion. The cash flow stream from the coupon interest payments and the final principal payment were discounted at 11% to arrive at the valuations. The Company used 11% as the appropriate discount rate after examining the interest rates for similar instruments issued in the same time frame for similar companies without the conversion feature.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

11.	LONG-TERM OBLIGATIONS (Continued)

The following table includes selected data regarding the 5.75% Notes as of December 31, 2011 and 2010:

	2011	2010
Net carrying amount of the equity component	$3,002	$14,076
Principal amount of the convertible notes	$26,660	$125,000
Unamortized debt discount	$1,529	$12,628
Amortization period remaining	14 months	26 months
Net carrying amount of the convertible notes	$25,131	$112,372

The following table details the interest components of the 5.75% Notes contained in the Company’s “Consolidated Statements of Operations” for the years ended December 31, 2011 and 2010, respectively:

	2011	2010
Coupon interest expense	$3,544	$7,188
Amortization of the debt discount	2,665	4,880

Total included in interest expense	$6,209	$12,068

Capital Leases and Other Long-term Obligations

The Company is a lessee under various capital leases and other financing agreements totaling $5,694 and $5,194 with a weighted average interest rate of 8.86% and 9.87% at December 31, 2011 and 2010, respectively.

Debt Issuance Costs

In 2011, the Company capitalized $4,364 in debt issuance costs incurred in the sale of its 6.25% Notes. The Company also capitalized $84 and $7,276 in debt issuance costs incurred in obtaining its 2010 Senior Credit Facility in 2011 and 2010, respectively. Amortization of debt issuance costs, included in Interest expense in the “Consolidated Statements of Operations” and reported in the “Consolidated Statements of Cash Flows” for 2011, 2010 and 2009, was $3,073 (inclusive of a write off of $1,019 in debt issuance costs on the repurchase of its 5.75% Notes), $4,651 (inclusive of a write off of $2,182 in debt issuance costs on the 2005 Senior Secured Credit Facility) and $2,594, respectively.

Debt Discounts

Accretion of debt discounts in the “Consolidated Statements of Cash Flows” for 2011, 2010 and 2009, were $9,834 (inclusive of a write off of $5,352 in debt discounts on the 5.75% Notes), $5,023 and $4,374, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

12.	INCOME TAXES

The Company accounts for income taxes under the asset-liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are recorded at a combined Federal and state effective rate of 41.91% and 41.20% as of December 31, 2011 and 2010, respectively, are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$67,606	$60,653
Property, plant and equipment	13,917	19,672
Reserves and accruals	7,787	10,672
Intangibles and goodwill	6,332	13,315
Fair value on interest rate swaps	3,484	—
Pension liability	3,469	2,149
Allowance for doubtful accounts	2,379	2,719
Alternative minimum tax carry forward	2,261	2,372
Other	2,233	2,726

Total deferred tax assets	109,468	114,278
Valuation allowance	(5,500)	—

Deferred tax assets after valuation allowance	103,968	114,278

Deferred tax liabilities:
Debt issuance costs	(5,898)	(5,033)
Crest outside tax basis difference	(18,660)	(18,660)
Fair value on interest rate swaps	—	(2,823)

Total deferred tax liabilities	(24,558)	(26,516)

Net deferred tax asset	$79,410	$87,762

In the years ended December 31, 2011, 2010 and 2009, the Company generated taxable losses which were offset by tax benefits related to net operating losses (“NOLs”). Offsetting the losses, the Company recorded tax benefits related to NOLs generated in both years. Additionally, as discussed below, during the second quarter of 2010 the Company recorded a $29,678 deferred tax expense arising from the IRS audit of Crest’s income tax returns for 2006 through 2008.

The Company files consolidated income tax returns with all if its subsidiaries for U.S. Federal purposes and with the States of Alaska and Oregon. The Company files a California return for ACS Internet, Inc. In addition to the Crest audit, the Company is under audit by the IRS for tax years 2008 and 2009 as of June 2011. Except as described below, the Company is not aware of any controversial or unsupported positions taken on its tax returns that have not either been resolved in prior audits, by amending prior returns or by adjusting NOL carry forwards to rectify its filings. The Company is no longer subject to examination for years prior to 2008. The Company has a $24 and $162 current income tax receivable at December 31, 2011 and 2010, respectively. The Company has a long term income tax receivable of $2,781 at both December 31, 2011 and 2010.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

12.	INCOME TAXES (Continued)

The following table provides a reconciliation of the federal statutory tax at 35% to the recorded tax (expense) benefit for the years ended December 31, 2011, 2010 and 2009, respectively:

	2011	2010	2009
Computed federal income taxes at the statutory rate	$(4,241)	$293	$(20,186)
(Expense) benefit in tax resulting from:
State income taxes (net of federal benefit)	(2,101)	(4,937)	(3,524)
Other	(588)	(515)	(90)
Rate change	—	(29)	—
Stock-based compensation	(32)	(52)	(97)
Valuation allowance	(4,684)	—	—
Extraordinary gain	—	—	26,071
Federal portion of uncertain tax position	—	(24,612)	—

Total income tax (expense) benefit	$(11,646)	$(29,852)	$2,174

The income tax provision for the years ended December 31, 2011, 2010 and 2009 was comprised of the following charges:

	2011	2010	2009
Current:
Federal income tax	$—	$2,743	$—
State income tax	—	38	—

Total current benefit	—	2,781	—

Deferred:
Federal income tax	(4,247)	(27,323)	(18,438)
State income tax	(1,899)	(5,310)	(5,459)
Extraordinary gain	—	—	26,071
Change in valuation allowance	(5,500)	—	—

Total deferred (expense) benefit	(11,646)	(32,633)	2,174

Total income tax (expense) benefit	$(11,646)	$(29,852)	$2,174

The Company accounts for income tax uncertainties using a threshold of “more-likely-than-not” in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”). The Company has reviewed all of its tax filings and positions taken on its returns and has not identified any material current or future effect on its consolidated results of operations, cash flows or financial position, other than the Crest audit issue described below.

In 2008, the Company acquired Crest. In June 2009, the IRS commenced an audit of Crest’s tax returns for the years ended December 31, 2006, December 31, 2007 and October 30, 2008. In April and November of 2010, the IRS issued Notices of Proposed Adjustment (“NOPAs”) with respect to the 2006, 2007 and 2008 taxable years of Crest. The NOPAs assess the Company for additional taxable income on cancellation of debt and related attribute reduction, for accuracy related penalties and for adjustments to the tax treatment of optical cables, fibers and related conduit. The Company has responded to the IRS and believes it is more likely than not that it will prevail on factual errors included in the NOPAs; however it is unable to conclude it is more likely than not it will prevail on the underlying debt versus equity issue. Therefore, in accordance with the guidance in ASC 740 in the second quarter of 2010, the Company recorded $29,678 in additional income tax expense and $2,781 receivable pending resolution of the matter. The Company did not recognize any interest or penalties on the deferred tax liability. See Note 17 – Commitments and Contingencies for more information. The eventual outcome of the audit is unknown, however the Crest purchase agreement provides for an indemnification of the Company by the previous owners which could mitigate the impact of adjustments, if any, resulting from the audits.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

12.	INCOME TAXES (Continued)

In connection with the provisions of ASC Topic 718, Compensation – Stock Compensation, the Company elected to calculate the pool of excess tax benefits under the modified retrospective method, but only to prior interim periods in the year of initial adoption. Future tax benefits decreased $1,337 and increased $821 in 2011 and 2010, respectively.

The Company has available at December 31, 2011, unused acquired and operating loss carry forwards of $168,156 for federal tax purposes and $163,731 for state tax purposes that may be applied against future taxable income as shown below:

	Total Unused Operating Loss Carry forwards
Year of Expiration	Federal	State
2019	$2,209	$—
2021	34,034	30,719
2022	17,983	17,499
2023	623	7,402
2024	48,703	48,205
2025	24,344	23,414
2026	1,445	1,224
2027	1,201	136
2028	4,565	3,687
2029	7,525	6,412
2030	10,443	10,241
2031	15,081	14,792

	$168,156	$163,731

In 2011, the Company determined that a portion of its deferred tax assets may expire unutilized. The Company recorded a valuation allowance in 2011 of $5,500. In 2011, the Company charged $5,500 to deferred tax expense, charged $0 to other accounts, and deducted $0 from the allowance. The Company did not have a valuation allowance in 2010 and 2009.

Acquired unused operating loss carry forwards associated with the Company’s acquisition of Internet Alaska, Inc. in June 2000 and Crest in October of 2008 are limited by Section 382 of the Internal Revenue Code. Internet Alaska, Inc. is limited to $216 and Crest is limited to $2,227 per year. To the extent that these limits are not used they can be carried forward to subsequent years thereby effectively increasing that year’s limitation.

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of loss corporations that undergo an “ownership change”. This limitation restricts the amount of operating losses that can be used to reduce its future taxable income. On December 7, 2005, the Company underwent an ownership change thereby subjecting it to the Section 382 loss limitation rules. The corrected overall annual limitation at date of ownership change was $14,874 per year annually increased by unrealized built-in gains of $10,794. The increase in limitation was in effect through the year 2010. The taxable loss generated in 2005 after the change in ownership from December 7, 2005 through the end of 2005 was $1,489 and has no limitations.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

13.	EARNINGS PER SHARE (Continued)

method.” Excluded from the calculation were 317 options and SSARs which were out-of-the-money and therefore anti-dilutive at December 31, 2011. Due to the Company’s reported net losses before extraordinary items for the years ended December 31, 2010 and 2009, 3,563 and 3,342 potential common share equivalents outstanding, respectively, which consisted of options, restricted stock and SSARs granted to employees, and deferred shares granted to directors, were anti-dilutive and excluded from the calculation. Also excluded from the calculation were shares related to the Company’s 5.75% Notes which were anti-dilutive for the twelve month periods ended December 31, 2011, 2010 and 2009, and shares related to the Company’s 6.25% Notes which were anti-dilutive for the twelve month period ended December 31, 2011.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Basic earnings per share:
Income (loss) before extraordinary item	$472	$(30,688)	$(3,569)
Gain on extraordinary item, net of taxes	—	—	37,346

Net income (loss) applicable to common shares	$472	$(30,688)	$33,777

Weighted average common shares outstanding	45,103	44,589	44,177

Basic earnings per share:
Income (loss) before extraordinary item	$0.01	$(0.69)	$(0.08)
Gain on extraordinary item, net of taxes	—	—	0.85

Net income (loss) per share	$0.01	$(0.69)	$0.77

Diluted earnings per share:
Dilutive shares:
Weighted average shares outstanding:	45,103	44,589	44,177
Restricted stock, options and deferred shares	314	—	—

Weighted average diluted shares outstanding	45,417	44,589	44,177

Diluted earnings per share:
Income (loss) before extraordinary item	$0.01	$(0.69)	$(0.08)
Gain on extraordinary item, net of taxes	—	—	0.85

Net income (loss) per share	$0.01	$(0.69)	$0.77

14.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, ACS Group, through the Compensation and Personnel Committee of its Board of Directors, may grant stock options, restricted stock, stock appreciation rights and other awards to officers, employees, consultants, and non-employee directors. Upon the effective date of the Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan (“2011 Incentive Award Plan”), the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan (“1999 Stock Incentive Plan”) and ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan (“1999 Director Stock Plan”), (together the “Prior Plans”) were retired. All future awards will be granted from the 2011 Incentive Award Plan. References to “stock incentive plans” include, as applicable, the 2011 Incentive Award Plan, the 1999 Employee Stock Purchase Plan and the Prior Plans. An aggregate of 14,710 shares of the Company’s common stock have been authorized for issuance under its stock incentive plans.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

14.	STOCK INCENTIVE PLANS (Continued)

2011 Incentive Award Plan

On June 10, 2011, ACS Group shareholders approved the 2011 Incentive Award Plan which terminates in 2021. Following termination, all shares granted under this plan, prior to termination, will continue to vest under the terms of the grant when awarded. All remaining unencumbered shares of common stock previously allocated to the Prior Plans were transferred to the 2011 Incentive Award Plan. In addition, to the extent that any outstanding awards under the Prior Plans are forfeited or expire or such awards are settled in cash, such shares will again be available for future grants under the 2011 Incentive Award Plan. The Company grants Restricted Stock Units and Performance Stock Units as the primary equity based incentive for executive and non-union represented employees.

Stock-Settled Stock Appreciation Rights and Stock Options

SSARs were issued to certain former named executive officers in 2008 and 2009. The SSARs vested ratably through April 2011 and have a term of five years. There have been no SSARs issued since 2009. Stock options were granted primarily to employees through 2005.

The following table summarizes the SSAR and stock option activity for the year ended December 31, 2011. There were no proceeds from the exercise of stock options for the year ended December 31, 2011. Participants surrendered shares to the Company for SSAR and stock option exercises.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, January 1, 2011	1,805	$9.53
Granted	—	—
Exercised	(976)	8.31
Canceled or expired	(512)	12.45

Outstanding at December 31, 2011	317	8.64	2.00	$—

Exercisable at December 31, 2011	317	$8.64	2.00	—

Restricted Stock Units, Long-term Incentive Awards and Non-Employee Director Stock Compensation

RSUs issued prior to December 31, 2010 vest ratably over three, four or five years and RSUs issued in 2011 vest ratably over three years. Long-term incentive awards (“LTIP”) were granted to executive management annually through 2010. The LTIP awards cliff vest in five years with accelerated vesting in three years if cumulative three year profitability criteria are met. Since January 2008, the Company has maintained a policy which requires that non-employee directors receive a portion of their annual retainer in the form of ACS Group’s stock. Non-employee director stock compensation vests when granted. The directors make an annual election on whether to have the stock issued or to have it deferred.

The following table summarizes the RSU, LTIP and non-employee director stock compensation activity for the year ended December 31, 2011:

	Number of Shares	Weighted Average Fair Value
Nonvested at January 1, 2011	1,681	$7.28
Granted	376	7.43
Vested	(504)	7.40
Canceled or expired	(481)	7.11

Nonvested at December 31, 2011	1,072	$7.35

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

14.	STOCK INCENTIVE PLANS (Continued)

Performance Based Units

PSUs vest ratably over three years, subject to certain Company financial targets being met and approval of the Compensation and Personnel Committee of the Board of Directors.

The following table summarizes PSU activity for the year ended December 31, 2011:

	Number of Shares	Weighted Average Fair Value
Nonvested at January 1, 2011	—	$—
Granted	322	7.69
Vested	—	—
Canceled or expired	(32)	7.96

Nonvested at December 31, 2011	290	$7.66

Valuation Assumptions

Assumptions used for valuation of equity instruments awarded during the twelve months ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Stock options:
Risk free rate	n/a	n/a	0.25%
Dividend yield	n/a	n/a	9.27%
Expected volatility factor	n/a	n/a	36.27%
Expected option life (years)	n/a	n/a	3.24

Restricted stock:
Risk free rate	0% - 8.48%	0% - 0.25%	0% - 0.25%
Quarterly dividend	$0.05 - 0.215	$0.215	$0.215
Expected, per annum, forfeiture rate	0% - 9.00%	0% - 6.47%	0% - 5.47%

Selected Information on Equity Instruments

Selected information on equity instruments under the plan for the years ended December 31, 2011, 2010 and 2009 follows:

	Years Ended December 31,
	2011	2010	2009
Weighted average grant-date fair value of equity instruments granted	$7.55	$7.42	$3.27
Total fair value of shares vested during the period	$4,330	$1,356	$7,300
Total intrinsic value of options exercised	$1,930	$602	$391

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

14.	STOCK INCENTIVE PLANS (Continued)

Unamortized stock-based payment and the weighted average expense period at December 31, 2011, are as follows:

	Unamortized Expense	Average Period to Expense (years)
Stock options	$—	—
SSARs	—	—
RSUs	2,408	1.8
PSUs	1,478	1.5

	$3,886	2.7

Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“ESPP”), as amended, was approved by ACS shareholders in July 2009 and will expire in December 2012. The Company reserved 1,050 shares under this plan. At December 31, 2011, 33 shares are available for issuance and sale. All ACS Group employees and all of the employees of designated subsidiaries generally will be eligible to participate in the purchase plan, other than employees whose customary employment is 20 hours or less per week, is not more than five months in a calendar year or who are ineligible to participate due to restrictions under the Internal Revenue Code.

A participant in the purchase plan may authorize regular salary deductions up to of a maximum of 15% and a minimum of 1% of base compensation. The number shares which may be purchased by any employee during any calendar year may not exceed the lesser of 10 shares per offering period or a fair market value of $25. The amounts so deducted and contributed are applied to the purchase of shares of common stock at 85% of the lesser of the fair market value of such shares on the offering date or the purchase date for such offering period. There are two, six month purchase periods in each calendar year; the offering dates are January 1 and July 1 and the purchase dates are June 30 and December 31. The first offering period under the plan commenced on January 1, 2000. Shares are purchased on the open market or issued from authorized but un-issued shares on behalf of participating employees on the purchase date and each such participant has the rights of a stockholder with respect to such shares. During the year ended December 31, 2011, approximately 17% of eligible employees elected to participate in the plan.

Stock Compensation Expense

Measurement and recognition of compensation expense for share-based payment awards is based on their estimated fair value. Total compensation cost for share-based payments was $3,888, $3,989 and $4,273 for the twelve months ended December 31, 2011, 2010 and 2009, respectively.

The Company purchases, from shares authorized under the 2011 Incentive Award Plan, sufficient vested shares to cover employee payroll tax withholding requirements upon the vesting of restricted stock. From time to time the Company also purchases sufficient vested shares to cover employee payroll tax withholding requirements at the aggregate exercise price upon exercise of options. The Company expects to repurchase approximately 170 shares in 2012. This amount is based upon an estimation of the number of shares of restricted stock awards expected to vest and options expected to be exercised during 2012.

15.	RETIREMENT PLANS

Multi-employer Defined Benefit Plan

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

15.	RETIREMENT PLANS (Continued)

The following table provides additional information about the AEPF multi-employer pension plan.

Plan name	Alaska Electrical Pension Plan
Employer Identification Number	92-6005171
Pension plan number	001
Pension Protection Act zone status at the plan’s year-end:
December 31, 2011	Green
December 31, 2010	Green
Plan subject to funding improvement plan	No
Plan subject to rehabilitation plan	No
Employer subject to contribution surcharge	No

		Greater than 5% of Total Contributions to the Plan
Company contributions to the plan for the year ended:
December 31, 2011	$9,065	Yes
December 31, 2010	$9,643	Yes
December 31, 2009	$10,799	Yes

Name and expiration date of collective bargaining agreements requiring contributions to the plan:

Collective Bargaining Agreement Between Alaska Communications Systems and Local Union 1547 IBEW	December 31, 2012
Outside Agreement Alaska Electrical Construction between Local Union 1547 IBEW and Alaska Chapter National Electrical Contractors Association Inc.	September 30, 2013
Inside Agreement Alaska Electrical Construction between Local Union 1547 IBEW and Alaska Chapter National Electrical Contractors Association Inc.	October 31, 2013
Special Agreement Providing for the Coverage of Certain Non-bargaining Unit Employees	December 31, 2012

The Company can not accurately project any change in the plan status in future years given the uncertainty of economic conditions or the effect of actuarial valuations versus actual performance in the market. Minimum required future contributions to the AEPF are subject to the number of employees in each classification and/or base compensation of employees in future years.

Defined Contribution Plan

The Company provides a 401(k) retirement savings plan covering substantially all of its employees. The plan allows for discretionary contributions as determined by the Board of Directors, subject to Internal Revenue Code limitations. There was a $128, $101 and $81 matching contribution for 2011, 2010 and 2009 respectively.

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan (“Plan”) on September 1, 1999. Accrued benefits under the Plan were determined in accordance with the provisions of the CenturyTel Plan and upon completion of the transfer,

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

15.	RETIREMENT PLANS (Continued)

covered employees ceased to accrue benefits under the CenturyTel Plan. On November 1, 2000, the Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPF. As a result of this amendment, prior service cost of $1,992 was recorded and has been amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company uses a December 31 measurement date for the Plan. With the down turn in the economy over the past few years, the plan is not adequately funded under ERISA at December 31, 2011. The Company did not contribute to the Plan in 2011 and 2010 and made a $35 contribution in 2009. The Company plans to contribute approximately $690 to the plan in 2012 and management is also estimating what additional contributions the Company may be required to make in subsequent years in the event the value of the plan’s assets remains volatile or continue to decline.

The following is a calculation of the funded status of the ACS Retirement Plan using beginning and ending balances for 2011 and 2010 for the projected benefit obligation and the plan assets:

	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$14,976	$14,129
Interest cost	742	806
Actuarial loss	401	897
Benefits paid	(940)	(856)

Benefit obligation at end of year	15,179	14,976

Change in plan assets:
Fair value of plan assets at beginning of year	11,091	10,787
Actual return on plan assets	96	1,160
Employer contribution	—	—
Benefits paid	(940)	(856)

Fair value of plan assets at end of year	10,247	11,091

Funded status	$(4,932)	$(3,885)

The Plan’s projected benefit obligation equals its accumulated benefit obligation. The 2011 and 2010 liability balance of $4,932 and $3,885 respectively, is recorded on the “Consolidated Balance Sheets” in Other long-term liabilities.

The following table presents the net periodic pension expense for the ACS Retirement Plan for 2011, 2010 and 2009:

	2011	2010	2009
Interest cost	$742	$806	$838
Expected return on plan assets	(852)	(827)	(730)
Amortization of loss	686	637	778
Amortization of prior service cost	—	129	203

Net periodic pension expense	$576	$745	$1,089

In 2012, the Company expects amortization of net gains and losses of $797.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

15.	RETIREMENT PLANS (Continued)

	2011	2010
Components of accumulated other comprehensive loss:
Prior service cost	$—	$—
Net loss	5,701	5,230

	$5,701	$5,230

The assumptions used to account for the Plan as of December 31, 2011 and 2010 are as follows:

	2011	2010
Discount rate for benefit obligation	4.86%	5.16%
Discount rate for pension expense	5.16%	5.89%
Expected long-term rate of return on assets	6.87%	8.00%
Rate of compensation increase	0.00%	0.00%

The discount rate for December 31, 2011 was calculated using a proprietary yield curve based on above median AA rated corporate bonds. The discount rate for December 31, 2010 was calculated using a yield curve based on the top 30% of AA or AAA rated corporate bonds. This curve no longer exists. The expected long-term rate-of-return on assets rate is the best estimate of future expected return for the asset pool, given the expected returns and allocation targets for the various classes of assets.

Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the Plan:

Asset Category	Minimum	Maximum
Equity securities	40%	100%
Fixed income	20%	60%
Cash equivalents	0%	10%

The Plan’s asset allocations at December 31, 2011 and 2010 by asset category are as follows:

Asset Category	2011	2010
Equity securities*	59%	61%
Debt securities*	41%	39%
Other/Cash	0%	0%

*	May include mutual funds comprised of both stocks and bonds.

The fundamental investment objective of the Plan is to generate a consistent total investment return sufficient to pay plan benefits to retired employees while minimizing the long-term cost to the Company. The long-term (10 years and beyond) plan asset growth objective is to achieve a rate of return that exceeds the actuarial interest assumption after fees and expenses.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

15.	RETIREMENT PLANS (Continued)

The following table presents major categories of plan assets as of December 31, 2011, and inputs and valuation techniques used to measure the fair value of plan assets regarding the ACS Retirement Plan:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Money market	$26	$26	$—	$—
Equity Securities (Investment Funds)*
International Growth	1,396	1,396	—	—
U.S. Small CAP	519	519	—	—
U.S. Large CAP	4,150	4,150	—	—
Debt Securities (Investment Funds)*
PIMCO Total Return Fund	4,156	4,156	—	—

	$10,247	$10,247	$—	$—

*	May include mutual funds comprised of both stocks and bonds.

The benefits expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

2012	$926
2013	942
2014	936
2015	987
2016	985
2017-2021	5,338

Post-Retirement Health Benefit Plan

The Company has a separate executive post-retirement health benefit plan. The Alaska Communications Systems Executive Retiree Health Benefit Plan (“The ACS Health Plan”) was adopted by the Company in November 2001 and amended in October 2002. The ACS Health Plan covers a select group of former management employees and provides a graded subsidy for medical, dental and vision coverage. The Compensation and Personnel Committee of the Board of Directors decided to terminate The ACS Health Plan in January 2004. Three people qualified under the plan are eligible for future benefits.

The Company uses the projected unit credit method for the determination of post-retirement health cost for financial reporting and funding purposes and complies with the funding requirements under ERISA. No contribution was made to The ACS Health Plan for 2011, 2010 or 2009, and no contribution is expected in 2012. The Company uses a December 31 measurement date for the plan.

The fundamental investment objective of the plan is to realize an annual total investment return consistent with the conservative risk tolerance plan dictated by the Company. The investment profile of the plan emphasizes liquidity and income, some capital stock investment and some fluctuation of investment return. It is anticipated that the investment manager will achieve this objective by investing the account’s assets in mutual funds. The portfolio may hold common stock, fixed income securities, money market instruments and U.S. Treasury obligations. On December 31, 2011, the plan was overfunded by $33 with plan assets of $204. The net periodic post-retirement income / (cost) for 2011 was $11.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

16.	BUSINESS SEGMENTS

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

•

Wireless – The wireless segment provides facilities-based voice and data services and other value-added services and equipment sales statewide across Alaska and roaming coverage available in the contiguous states, Hawaii and Canada.

Intersegment revenue consists primarily of network related services. The Company also incurs interest expense, interest income and other operating and non-operating income and expense which are not allocated to the business segments, nor are they evaluated by the chief operating decision maker in analyzing the performance of the business segments. These non-operating income and expense items are provided in the accompanying table under the caption “All Other” to assist the users of these financial statements in reconciling the operating results and total assets of the business segments to the consolidated financial statements. Common use assets are held at ACS Holdings and are allocated to the business segments based on operating revenue. The accounting policies of the segments are the same as those described in the Summary of significant accounting policies.

The following table illustrates selected financial data for each segment as of and for the year ended December 31, 2011:

	Wireline	Wireless	All Other	Eliminations	Total
Operating revenues	$256,783	$151,314	$7,879	$(66,662)	$349,314
Intersegment revenue	57,677	1,106	7,879	—	66,662
Depreciation and amortization	43,769	11,791	2,999	—	58,559
Operating income	12,801	45,719	5,106	—	63,626
Interest expense	1,054	353	(39,678)	—	(38,271)
Loss on extinguishment of debt	—	—	(13,445)	—	(13,445)
Interest income	—	—	34	—	34
Other	—	—	174	—	174
Income (loss) before income tax	13,855	46,072	(47,809)	—	12,118
Income tax (expense) benefit	(26,689)	(36,185)	51,228	—	(11,646)
Net income (loss)	(12,834)	9,887	3,419	—	472
Total assets	435,284	176,814	3,663	(10,653)	605,108
Capital expenditures	30,731	13,696	7,734	—	52,161

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

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

With the discontinuance of regulatory accounting as of July 1, 2009, the Company recorded the elimination of its regulatory assets and liabilities resulting in an extraordinary gain in 2009. See Note 2 – Discontinuance of Regulatory Accounting.

17.	COMMITMENTS AND CONTINGENCIES

The Company enters into purchase commitments with vendors in the ordinary course of business. The Company also has long-term purchase contracts with vendors to support the ongoing needs of its business. These purchase commitments and contracts have varying terms and in certain cases may require the Company to buy goods and services in the future at predetermined volumes and at fixed prices.

On April 19, 2010, the IRS issued a NOPA with respect to the 2006, 2007 and 2008 taxable years of Crest, which was acquired by the Company on October 30, 2008. Crest had acquired certain entities out of bankruptcy in 2002. The original majority stockholder of these entities, an Australian insurance company, AMP, had made certain advances to the entities. These entities entered into bankruptcy in 2001 and the bankruptcy court approved a plan which effectively subordinated these advances to all other creditors. Upon acquiring the entities in 2002, Crest characterized the advances as equity for tax purposes. The IRS is asserting that characterization of the AMP advances as equity was incorrect and that Crest had additional taxable income due to the cancellation of debt.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

17.	COMMITMENTS AND CONTINGENCIES (Continued)

On November 2, 2010, the IRS reissued their original NOPA and issued four additional NOPAs which restated their original position on debt versus equity and assessed the Company for accuracy related penalties and for adjustments to the tax treatment of optical cables, fibers and related conduit. On May 31, 2011, the IRS issued a 30-day letter and revenue agent’s report which restated the IRS’s position in the NOPAs while adding certain additional adjustments. In the third quarter of 2011, the IRS sent a rebuttal letter to the Company’s responses to the NOPAs discussed above. The case has been submitted to the IRS’s Appeals Office and the Company is waiting for its hearing date to be scheduled. The cancellation of indebtedness income at the amounts set out in the above IRS documents could result in a charge to income tax expense of approximately $91,048, $51,558 of which would be a result of additional taxes payable, including accrued interest, and $39,490 of which would be a result of the reduction in recognized deferred tax assets. For the Company’s 2008 and 2009 Federal tax returns the IRS proposed to disallow $862 in depreciation and amortization, consistent with the above positions.

The Company believes there are errors within the adjustments asserted by the IRS. If the IRS accepts the corrections the Company believes are appropriate, but prevails on the underlying debt versus equity issue, the result is expected to be a receivable from the IRS for the overpayment of alternative minimum tax of $2,781, a charge to income tax expense of approximately $29,678, and a net reduction in recognized deferred tax assets. The Company believes it is more likely than not that it will prevail on factual errors included in the NOPAs; however, it is unable to conclude it is more likely than not it will prevail on the underlying debt versus equity issue. Therefore, in accordance with the guidance in ASC 740, the Company recorded $29,678 in additional income tax expense and a $2,781 receivable in the second quarter of 2010, pending resolution with the IRS.

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

The Stock Purchase Agreement (“SPA”) underlying the Company’s acquisition of Crest provides for indemnification for the Company by the Selling Stockholders of Crest. The indemnifications are intended to mitigate the impact on the Company of potential exposure items such as those raised by the NOPAs. The Company and the Selling Stockholders intend to contest all issues raised by the NOPAs through various avenues of appeal. However, should the appeals process fail to overturn the NOPAs, should the Company be unable to preserve the corporate structure of the Crest subsidiaries and should the Company prove unable to effectively enforce the indemnification provisions in the SPA, this could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

The Company’s final purchase price for Crest included $4,169 of cash consideration placed in an escrow account to be used for the settlement of any potential claims of misrepresentations, breach of warranties or covenants or for other indemnifications. At December 31, 2011 $3,427 remained in the escrow account to be used for the settlement of expenses related to the current IRS audit discussed above. All other escrow issues have been resolved.

The Company is also involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $550 as of December 31, 2011 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

The Company pledges substantially all property, assets and revenue as collateral on its outstanding debt instruments.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2011, 2010 and 2009

(In Thousands, Except Per Share Amounts)

18.	SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Quarterly Financial Data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Operating revenues	$86,593	$84,943	$90,306	$87,472
Operating income	15,452	16,208	17,997	13,969
Net income (loss)	2,699	(3,655)	(816)	2,244
Net income (loss) per share:
Basic	0.06	(0.08)	(0.02)	0.05
Diluted	0.06	(0.08)	(0.02)	0.05
2010
Operating revenues	$82,447	$84,532	$89,768	$84,777
Operating income	11,005	11,806	14,796	9,567
Net income (loss)	1,270	(27,673)	(3,018)	(1,267)
Net income (loss) per share:
Basic	0.03	(0.62)	(0.07)	(0.03)
Diluted	0.03	(0.62)	(0.07)	(0.03)