Form 10-Q
period 2012-03-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2012-05-04
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 18, 2012, there were outstanding 45,486,445 shares of Common Stock, $.01 par value, of the registrant.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$17,865	$20,490
Restricted cash	5,088	4,956
Accounts receivable-trade, net of allowance of $5,577 and $5,788	34,413	36,986
Materials and supplies	6,845	5,412
Prepayments and other current assets	6,098	4,920
Deferred income taxes	6,062	6,596

Total current assets	76,371	79,360

Property, plant and equipment	1,427,699	1,428,597
Less: accumulated depreciation and amortization	(1,025,521)	(1,023,360)

Property, plant and equipment, net	402,178	405,237

Goodwill	8,850	8,850
Intangible assets, net	24,118	24,118
Debt issuance costs	8,997	9,515
Deferred income taxes	72,773	72,814
Equity method investment	2,060	2,060
Other assets	3,584	3,154

Total assets	$598,931	$605,108

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$26,502	$30,930
Accounts payable, accrued and other current liabilities	49,040	48,919
Advance billings and customer deposits	8,888	9,218

Total current liabilities	84,430	89,067

Long-term obligations, net of current portion	537,780	538,624
Other long-term liabilities	28,662	28,340

Total liabilities	650,872	656,031

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized, 45,485 and 45,300 issued and outstanding, respectively	455	453
Additional paid in capital	142,934	144,631
Accumulated deficit	(186,559)	(187,688)
Accumulated other comprehensive loss	(8,771)	(8,319)

Total stockholders’ deficit	(51,941)	(50,923)

Total liabilities and stockholders’ equity (deficit)	$598,931	$605,108

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended March 31,
	2012	2011

Operating revenues	$85,947	$86,593

Operating expenses:
Cost of services and sales	35,162	32,885
Selling, general and administrative	25,495	23,278
Depreciation and amortization	12,942	14,935
Loss on disposal of assets, net	280	43

Total operating expenses	73,879	71,141

Operating income	12,068	15,452

Other income and expense:
Interest expense	(9,559)	(9,692)
Loss on extinguishment of debt	(323)	—
Interest income	10	8

Total other income and expense	(9,872)	(9,684)

Income before income tax expense	2,196	5,768

Income tax expense	(1,067)	(3,069)

Net income	1,129	2,699

Other comprehensive (loss) income:
Minimum pension liability adjustment	151	192
Income tax effect	(62)	(79)
Interest rate swap marked to fair value	(919)	270

Income tax effect	378	(111)

Total other comprehensive (loss) income	(452)	272

Total comprehensive income	$677	$2,971

Net income per share:

Basic and Diluted	$0.02	$0.06

Weighted average shares outstanding:
Basic	45,364	44,808

Diluted	45,624	46,106

Cash dividends declared per common share	$0.050	$0.215

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Three Months Ended March 31, 2012

(Unaudited, In Thousands Except Per Share Amounts)

	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity (Deficit)

Balance, December 31, 2011	45,300	$453	$144,631	$(187,688)	$(8,319)	$(50,923)

Total comprehensive income (loss)	—	—	—	1,129	(452)	677

Dividends declared	—	—	(2,278)	—	—	(2,278)

Stock compensation	—	—	717	—	—	717

Extinguishment of convertible note options	—	—	(108)	—	—	(108)

Tax benefit of convertible note call options	—	—	204	—	—	204

Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(231)	—	—	(231)

Issuance of common stock, pursuant to stock plans, $.01 par	185	2	(1)	—	—	1

Balance, March 31, 2012	45,485	$455	$142,934	$(186,559)	$(8,771)	$(51,941)

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$1,129	$2,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,942	14,935
Amortization of debt issuance costs and debt discount	1,606	2,014
Stock-based compensation	717	1,344
Deferred income tax expense	1,063	3,038
Provision for uncollectible accounts	550	495
Other non-cash expense, net	429	228
Changes in operating assets and liabilities	1,135	(3,059)

Net cash provided by operating activities	19,571	21,694

Cash Flows from Investing Activities:
Capital expenditures	(10,018)	(8,188)
Change in unsettled capital expenditures	(3,131)	(859)
Net change in restricted accounts	(132)	—

Net cash used by investing activities	(13,281)	(9,047)

Cash Flows from Financing Activities:
Repayments of long-term debt	(6,417)	(1,294)
Debt issuance costs	—	(84)
Payment of cash dividend on common stock	(2,268)	(9,628)
Payment of withholding taxes on stock-based compensation	(231)	(1,912)
Proceeds from the issuance of common stock	1	1

Net cash used by financing activities	(8,915)	(12,917)

Change in cash and cash equivalents	(2,625)	(270)
Cash and cash equivalents, beginning of period	20,490	15,316

Cash and cash equivalents, end of period	$17,865	$15,046

Supplemental Cash Flow Data:
Interest paid	$7,016	$9,838

Supplemental Non-cash Transactions:
Dividend declared, but not paid	$2,278	$9,721
Additions to ARO asset	22	7

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Alaska Communications Systems Group, Inc. (“we”, “our”, “us”, the “Company” and “ACS”), a Delaware corporation, through its operating subsidiaries, provides telecommunications and network services to consumer, business and enterprise customers in the State of Alaska and beyond using its statewide and interstate telecommunications network.

The accompanying condensed consolidated financial statements represent the consolidated financial position, comprehensive income and cash flows of Alaska Communications Systems Group, Inc. and the following wholly owned subsidiaries:

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

In addition to the wholly owned subsidiaries, the Company has a 49% interest in TekMate, LLC which is represented in the Company’s condensed consolidated financial statements as an equity method investment.

Basis of Presentation

The accompanying condensed consolidated financial statements and footnotes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income and cash flows for all periods presented. The comprehensive income for the three months ended March 31, 2012, is not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes, including estimates of probable losses and expenses. Actual results could differ materially from those estimates.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments contained in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011 and was adopted by the Company in the first quarter of 2012. See “Note 2 - Fair Value Measurements,” for the disclosure requirements of ASU 2011-04. Adoption of ASU 2011-04 did not have a material effect on the Company’s consolidated financial statements.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This ASU requires that the components of net income, the components of other comprehensive income and the total of comprehensive income be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity is eliminated. This update also requires the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU No. 2011-12, which deferred the effective date of the requirement to present reclassification adjustments indefinitely. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05, as amended by ASU 2011-12, in the first quarter of 2012, and presents net income and comprehensive income as a single financial statement.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing for Goodwill Impairment (“ASU 2011-08”). This ASU amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the performance of the two-step goodwill impairment test is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and was adopted by the Company in the first quarter of 2012. The Company conducts its annual assessment of goodwill during the fourth quarter. Adoption did not have a material effect on the Company’s consolidated financial statements.

2. FAIR VALUE MEASUREMENTS

The Company has developed valuation techniques based upon observable and unobservable inputs to calculate the fair value of non-current monetary assets and liabilities. Observable inputs reflect market data obtained from independent sources while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 - Quoted prices for identical instruments in active markets;

•

Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and

•	Level 3 - Significant inputs to the valuation model are unobservable.

The fair values of cash and cash equivalents, restricted stock, net accounts receivable, and payable, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The fair value of the Company’s 2010 Senior Credit Facility, convertible notes and other long-term obligations of $505,292 at March 31, 2012, were estimated based primarily on quoted market prices (Level 1). The carrying values of these liabilities totaled $564,282 at March 31, 2012.

Fair Value Measurements on a Recurring Basis

Financial assets and liabilities are classified within the fair value heirarchy in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured, as well as their level within the fair value hierarchy.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

2. FAIR VALUE MEASUREMENTS (Continued)

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, at each hierarchical level:

	March 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Other long-term liabilities
Interest rate swaps	$(9,397)	$—	$(9,397)	$—	$(8,478)	$—	$(8,478)	$—

The Company uses derivative financial instruments to hedge variable interest rate debt to manage interest rate risk. To the extent that derivative financial instruments are outstanding as of a period end, the fair value of those instruments, represented by the estimated amount the Company would receive or pay to terminate the agreement, is reported on the balance sheet.

Derivative contracts, included in Other long-term liabilities at March 31, 2012 and December 31, 2011, were comprised of interest rate swaps that are valued using models based on readily observable market parameters for all substantial terms and are classified within Level 2.

3. LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at March 31, 2012 and December 31, 2011, respectively:

	2012	2011
2010 senior credit facility term loan due 2016	$434,500	$435,600
Debt discount - 2010 senior credit facility term loan due 2016	(3,345)	(3,528)
6.25% convertible notes due 2018	120,000	120,000
Debt discount - 6.25% convertible notes due 2018	(12,920)	(13,343)
5.75% convertible notes due 2013	21,660	26,660
Debt discount - 5.75% convertible notes due 2013	(990)	(1,529)
Capital leases and other long-term obligations	5,377	5,694

	564,282	569,554
Less current portion	(26,502)	(30,930)

Long-term obligations, net of current portion	$537,780	$538,624

The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to March 31, 2012, are as follows:

2012 (April 1 - December 31)	$26,042
2013 (January 1 - December 31)	5,561
2014 (January 1 - December 31)	5,108
2015 (January 1 - December 31)	4,694
2016 (January 1 - December 31)	418,342
2017 (January 1 - December 31)	120,395
Thereafter	1,395

$581,537

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

4. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following at March 31, 2012 and December 31, 2011, respectively:

	2012	2011
Minimum pension liability adjustment	$(3,236)	$(3,325)
Interest rate swaps	(5,535)	(4,994)

Accumulated other comprehensive loss	$(8,771)	$(8,319)

5. STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, stock options, restricted stock, stock-settled stock appreciation rights (“SSARs”), performance share units and other awards may be granted to officers, employees, consultants, and non-employee directors.

The following table summarizes the activity for SSARs and stock options for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	317	$8.64
Granted	—	—
Exercised	—	—
Canceled or expired	(6)	8.00

Outstanding at March 31, 2012	311	8.66	1.79	$—

Exercisable at March 31, 2012	311	$8.66	1.79	$—

The following table summarizes the activity for restricted stock units, long-term incentive awards and non-employee director stock compensation for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Fair Value
Nonvested at December 31, 2011	1,072	$7.35
Granted	294	3.00
Exercised	(176)	8.29
Canceled or expired	(8)	7.39

Nonvested at March 31, 2012	1,182	$6.12

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

5. STOCK INCENTIVE PLANS (Continued)

The following table summarizes the activity for performance share units for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Fair Value
Nonvested at December 31, 2011	290	$7.66
Granted	323	2.99
Exercised	(96)	6.51
Canceled or expired	(2)	6.12

Nonvested at March 31, 2012	515	$4.95

The following table summarizes the assumptions used for valuation of equity instruments granted during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Restricted stock:
Risk free rate	0.21%	0%
Quarterly dividend per share	$0.05	$0.215
Expected annual forfeiture rate	9.00%	0%

The following table provides selected information about the Company’s share-based compensation for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Total compensation cost for share-based payments	$717	$1,344
Weighted average grant-date fair value of equity instruments granted (per share)	$2.99	$9.79
Total fair value of shares vested during the period	$756	$4,596
Total intrinsic value of options exercised	$—	$1,638
Unamortized share-based payments	$4,032	$4,248
Weighted average period (in years) to be recognized as expense	1.7	3.2

6. EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the “treasury stock method.” Potential common share equivalents, which consist of options, restricted stock and SSARs granted to employees, and deferred shares granted to directors, resulted in dilutive earnings per share for the three months ended March 31, 2012 and 2011. Excluded from the calculation were 36 options and 275 SSARs which were out-of-the-money and therefore anti-dilutive at March 31, 2012, and 500 SSARs which were out-of-the money and therefore anti-dilutive at March 31, 2011. Also excluded from the calculation were shares related to the Company’s 5.75% Convertible Notes Due 2013 (“5.75% Notes”) which were anti-dilutive for the three month periods ended March 31, 2012 and 2011, and shares related to the Company’s 6.25% Convertible Notes due 2018 (“6.25% Notes”) which were anti-dilutive for the three month period ended March 31, 2012.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

6. EARNINGS PER SHARE (Continued)

Earnings per share for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011

Net income	$1,129	$2,699

Weighted average common shares outstanding:
Basic shares	45,364	44,808
Restricted stock, options and deferred shares	260	1,298

Diluted shares	45,624	46,106

Net income per share:
Basic and diluted	$0.02	$0.06

7. RETIREMENT PLANS

Multi-employer Defined Benefit Plan

Pension benefits for substantially all of the Company’s Alaska-based employees are provided through the Alaska Electrical Pension Fund. The Company pays a contractual hourly amount based on employee classification or base compensation.

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999.

Net periodic benefit cost for the ACS Retirement Plan was $150 and $186 in the three months ended March 31, 2012 and 2011, respectively.

8. BUSINESS SEGMENTS

The Company operates its business under a single reportable segment. Effective in the first quarter of 2012, the Company changed its operational focus from a products-based business to a customer-focused business. The Company reassessed and reorganized its management and internal reporting structures and realigned its external financial reporting to support this change. The Company’s chief operating decision maker assesses the financial performance of the business as follows: (i) revenues are managed on the basis of specific customers and customer groups; (ii) costs are managed and assessed functionally and generally support and cross all customer groups or revenue streams; (iii) profitability is assessed at the consolidated level; and (iv) investment decisions and the assessment of existing assets are based on the support they provide to all revenue streams. Prior to 2012, the Company operated its business under two reportable segments - Wireline and Wireless.

As a result of the Company’s reorganization of its reporting structure, goodwill, assets other than goodwill and liabilities were reassigned to a single reporting unit. No indicators of goodwill impairment were present as of March 31, 2012.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

9. COMMITMENTS AND CONTINGENCIES

The Company enters into purchase commitments with vendors in the ordinary course of business including minimum purchase agreements with certain suppliers of handsets. The Company also has long-term purchase contracts with vendors to support the ongoing needs of its business. These purchase commitments and contracts have varying terms and in certain cases may require the Company to buy goods and services in the future at predetermined volumes and at fixed prices.

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of approximately $550 at March 31, 2012 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

On April 19, 2010, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (“NOPA”) with respect to the 2006, 2007 and 2008 taxable years of Crest, which was acquired by the Company on October 30, 2008. Crest had acquired certain entities out of bankruptcy in 2002. The original majority stockholder of these entities, an Australian insurance company, AMP, had made certain advances to the entities. These entities entered into bankruptcy in 2001 and the bankruptcy court approved a plan which effectively subordinated these advances to all other creditors. Upon acquiring the entities in 2002, Crest characterized the advances as equity for tax purposes. The IRS is asserting that characterization of the AMP advances as equity was incorrect and that Crest had additional taxable income due to the cancellation of debt.

On November 2, 2010, the IRS reissued their original NOPA and issued four additional NOPAs which restated their original position on debt versus equity and assessed the Company for accuracy related penalties and for adjustments to the tax treatment of optical cables, fibers and related conduit. On May 31, 2011, the IRS issued a 30-day letter and revenue agent’s report which restated the IRS’s position in the NOPAs while adding certain additional adjustments. In the third quarter of 2011, the IRS sent a rebuttal letter to the Company’s responses to the NOPAs discussed above. The case has been submitted to the IRS’s Appeals Office and the Company is waiting for its hearing date to be scheduled. The cancellation of indebtedness income at the amounts set out in the above IRS documents could result in a charge to income tax expense of approximately $91,733, $52,243 of which would be a result of additional taxes payable, including accrued interest, and $39,490 of which would be a result of the reduction in recognized deferred tax assets. For the Company’s 2008 and 2009 Federal tax returns the IRS proposed to disallow $862 in depreciation and amortization, consistent with the above positions.

The Company believes there are errors within the adjustments asserted by the IRS. If the IRS accepts the corrections the Company believes are appropriate, but prevails on the underlying debt versus equity issue, the result is expected to be a receivable from the IRS for the overpayment of alternative minimum tax of $2,781, a charge to income tax expense of approximately $29,678, and a net reduction in recognized deferred tax assets. The Company believes it is more likely than not that it will prevail on factual errors included in the NOPAs; however, it is unable to conclude it is more likely than not it will prevail on the underlying debt versus equity issue. Therefore, in accordance with the guidance in ASC Topic 740, Income Taxes (“ASC 740”), the Company recorded $29,678 in additional income tax expense and a $2,781 receivable in the second quarter of 2010, pending resolution with the IRS.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

9. COMMITMENTS AND CONTINGENCIES (Continued)

Company and the Selling Stockholders intend to contest all issues raised by the NOPAs through various avenues of appeal. However, should the appeals process fail to overturn the NOPAs, should the Company be unable to preserve the corporate structure of the Crest subsidiaries and should the Company prove unable to effectively enforce the indemnification provisions in the SPA, this could have a material adverse effect on the Company’s consolidated financial position, comprehensive income and cash flows.

The Company’s final purchase price for Crest included $4,169 of cash consideration placed in an escrow account to be used for the settlement of any potential claims of misrepresentations, breach of warranties or covenants or for other indemnifications. At March 31, 2012 $3,428 remained in the escrow account to be used for the settlement of expenses related to the current IRS audit discussed above. All other escrow issues have been resolved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Analysts’ Reports

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes, results and future dividend payments may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•

our strongly competitive environment, which comprises national and local facilities-based competitors, and the entry of one or more additional facilities-based carriers into the Alaska market; Verizon Wireless (“Verizon”) is expected to enter the market during 2012;

•

governmental and public policy changes, including changes in our revenues resulting from regulatory actions affecting inter-carrier compensation (“ICC”) and changes in revenue from Universal Service Funds (“USFs”);

•	the outcome of on-going IRS audits and the ability of certain third parties to fulfill their indemnity obligations to us in the event that there is an assessment as a result of these audits;

•

our substantial debt which requires us to dedicate a significant portion of our cash flow from operating activities to make debt payments and places pressure on our ability to access the capital markets and to fund capital opportunities;

•	the cost and availability of future financing in the amounts, at the terms, and subject to the conditions necessary, to support our business and pursue growth opportunities;

•	our ability, and our Board’s judgment about our long-term ability, to generate sufficient earnings and cash flows to continue to make dividend payments to our stockholders;

•

our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including our ability to obtain new devises, spectrum, bandwidth, and other network elements;

•

our ability to develop attractive, integrated products and services making use of our substantial investments in fiber optic cable facilities, including our Alaska Oregon Network (“AKORN®”) and Northstar fiber optic cables that connect Alaska to the contiguous states;

•	unanticipated damage to one or more of our fiber optic cables resulting from construction or digging mishaps, fishing boats or other reasons;

•	changes in general industry and market conditions, and structural declines within the telecommunications industry;

•	a maintenance or other failure of our network or data centers;

•	a failure of back-office information technology (“IT”) systems;

•

a third party claim that the Company is infringing upon their intellectual property, resulting in significant litigation or licensing expenses, or the loss of our ability to sell or support certain products including certain smart phones;

•	changes in overall national, regional or local economic conditions;

•	unanticipated costs required to fund our post-retirement benefit plans;

•	the success or failure of any future acquisitions;

•	loss of key personnel; and

•	the matters described under “Item 1A - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and this Quarterly Report on Form 10-Q.

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

Overview

We provide leading integrated communications services to consumer and business customers in and out of Alaska. Our communications networks extend throughout Alaska and connect to the contiguous states via our two diverse undersea fiber optic cable systems. These networks are among the most expansive in Alaska and form the foundation of service to our customers. Our significant wireless spectrum holdings are used in the delivery of our wireless services.

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

Regulatory Update

The items reported under Part I, Item 1: “Business - Regulation” in our Annual Report on Form 10K for the fiscal year ended December 31, 2011, are updated as follows. This section should be read in conjunction with the corresponding items previously disclosed in our Annual Report.

Federal Regulation

Interconnection with Local Telephone Companies and Access to Other Facilities

The updated global interconnection and resale agreement between our Local Exchange Carriers (ACSA, ACSAK, ACSF and ACSN) and General Communication, Inc. (“GCI”) governing the provision of unbundled network elements and other services, which was signed in December 2011 and effectively extends the original March 15, 2007 global interconnection agreement between our Company and GCI (with certain modified terms and conditions), was approved by the Regulatory Commission of Alaska (“RCA”) on March 8, 2012, and is currently in effect for a term of five years.

Lifeline Reform

In conjunction with the Federal Communications Commission’s (“FCC”) January 2012 Lifeline Order, the FCC continues to evaluate further changes to its Lifeline program in an ongoing Further Notice of Proposed Rulemaking (“FNPRM”). There are a number of matters under consideration that could increase the Company’s regulatory compliance obligations and customer administrative responsibilities, and impact revenue received from regulatory funding sources. We expect a state or national eligibility database requirement could involve costs to establish the database and to access the database. In addition, in its Lifeline Order, the FCC reduced the Lifeline discount amount reimbursed to Lifeline service providers on an interim basis, and in the FNPRM it is considering whether to revise that discount amount, which could result in a permanent reduction of federal Lifeline subsidy support.

State Regulation

Other RCA Proceedings

On April 19, 2012, the RCA opened a docket to consider whether to modify the current $3.50 level of Lifeline support payments made to eligible telecommunications carriers by the Alaska Universal Service Administrative Company and has invited comments from interested parties. Based on the input it receives, the RCA may decide subsequently to open one or more rule-making proceedings proposing to increase, decrease or eliminate such Lifeline support payments. Depending on the ultimate outcome, there could be a revenue impact to the Company, but it is not possible to determine the amount or whether it might be favorable or unfavorable to us.

2012 Focus

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on being the most successful broadband solutions company in Alaska by delivering the best customer experience in the markets we choose to serve. We seek to do this by:

•	Develop Our Workforce to Build Our Sales and Service Capabilities. We believe an engaged workforce is critical to our success.

•

Provide a Delightful Customer Experience Every Time. We believe the economics of retaining a customer always prevails over those of adding a customer. We will invest in training, process and systems improvements to continuously improve the customer experience we create.

•

Simplify How We Do Business. We believe we must reduce waste in non-value-added activities. We plan to accelerate our investments in technology and process improvement and expect these efforts to meaningfully impact margins in the next two to three years.

•

Offer Broadband Solutions to Our Customers at Home, at Work and Everywhere in Between. We will build on strength in designing, building and operating quality networks and provide new products and solutions to our customers.

We believe we can create value for our shareholders by carefully investing cash flows generated by the business in specific opportunities and transactions that support these imperatives and reducing our debt. Additionally, our board of directors has established an annual dividend of $0.20 per share, returning $2.3 million in cash dividends to our stockholders during the three months ended March 31, 2012.

RESULTS OF OPERATIONS

All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

	Three Months ended March 31,
(in thousands)	2012	2011	Change	% Change
Operating revenues:

Business and wholesale
Retail service revenue
Voice	$6,040	$6,480	$(440)	-6.8%
Broadband	8,118	7,020	1,098	15.6%
Equipment sales	336	303	33	10.9%
Wholesale and other	11,954	10,455	1,499	14.3%

Total business and wholesale revenue	26,448	24,258	2,190	9.0%

Consumer
Retail service revenue
Voice	4,936	5,422	(486)	-9.0%
Broadband	4,349	4,156	193	4.6%
Equipment sales	42	51	(9)	-17.6%
Other	266	258	8	3.1%

Total consumer revenue	9,593	9,887	(294)	-3.0%

Wireless
Retail service revenue
Voice	12,667	13,939	(1,272)	-9.1%
Broadband	5,551	4,686	865	18.5%
Equipment sales	1,172	1,373	(201)	-14.6%
Foreign roaming	8,776	6,186	2,590	41.9%
Other	946	1,127	(181)	-16.1%

Total wireless revenue	29,112	27,311	1,801	6.6%

Access and CETC
CETC	5,527	9,475	(3,948)	-41.7%
High cost support	4,949	6,790	(1,841)	-27.1%
Switched, special and other access	10,318	8,872	1,446	16.3%

Total access and CETC	20,794	25,137	(4,343)	-17.3%

Total operating revenues	85,947	86,593	(646)	-0.7%

Operating expenses:
Cost of services and sales	35,162	32,885	2,277	6.9%
Selling, general and administrative	25,495	23,278	2,217	9.5%
Depreciation and amortization	12,942	14,935	(1,993)	-13.3%
Loss on disposal of assets, net	280	43	237	551.2%

Total operating expenses	73,879	71,141	2,738	3.8%

Operating income	12,068	15,452	(3,384)	-21.9%

Other income and expense:
Interest expense	(9,559)	(9,692)	133	-1.4%
Loss on extinguishment of debt	(323)	—	(323)	n/a
Interest income	10	8	2	25.0%

Total other income and expense	(9,872)	(9,684)	(188)	1.9%

Income before income tax expense	2,196	5,768	(3,572)	-61.9%

Income tax expense	(1,067)	(3,069)	2,002	-65.2%

Net income	$1,129	$2,699	$(1,570)	-58.2%

Revenue Sources by Customer Group

We manage our revenues based on the sale of services and products to the following major customer groups:

•

Business and Wholesale: We provide communications services including local and long distance voice, broadband data, Internet access, network access, data hosting, billing and collection services, IT management and cloud-based services, to carriers, business and government customers.

•	Consumer: We provide local and long distance voice, broadband data, Internet access and other communications products and services to residential customers.

•

Wireless: We provide wireless facilities-based voice and data services, products, other value-added services and equipment sales statewide across Alaska with roaming coverage available in the contiguous states, Hawaii and Canada.

•

Access and CETC: We provide voice and broadband termination services to inter and intrastate carriers who provide services to our retail customers. We also receive interstate high cost support funds and other revenue streams as structured by state and federal regulatory agencies.

Operating Revenue

Business and Wholesale

Business and Wholesale revenue of $26.4 million increased $2.2 million, or 9.0%, in the three month period of 2012 from $24.3 million in the same period of 2011. Wholesale and other revenue increased $1.5 million due in part to the effect of a new capacity exchange agreement with another carrier and growth in capacity arrangements to supply other wireless operators. Broadband revenue increased $1.1 million due primarily to higher average revenue per broadband connection on a marginally higher subscriber base. These increases were partially offset by a $0.4 million decrease in voice revenue due primarily to lower subscriber access lines.

Consumer

Consumer revenue of $9.6 million decreased $0.3 million, or 3.0%, in the three month period of 2012 from $9.9 million in the same period of 2011. Voice revenue decreased $0.5 million due primarily to a reduction in subscriber access lines. This decrease was partially offset by a $0.2 million increase in broadband revenue reflecting increased revenue per broadband connection.

Wireless

Wireless service revenue of $29.1 million increased $1.8 million, or 6.6%, in the three month period of 2012 from $27.3 million in the same period of 2011. Foreign roaming revenue increased $2.6 million driven by higher data usage on our network by non-Alaska Communications customers. Broadband revenue increased $0.9 million due primarily to the continued increase in demand for data rich cell phone plans. Voice revenue decreased $1.3 million due primarily to lower demand for voice services and the shift in subscribers from postpaid to prepaid, which are generally lower priced plans. Equipment sales and other revenue were down $0.4 million.

Access and CETC

Access and CETC revenue of $20.8 million decreased $4.3 million, or 17.3%, in the three month period of 2012 from $25.1 million in the same period of 2011. This decline was primarily attributable to the release of $3.4 million in CETC reserves and $1.8 million of out-of-period Access revenue settlements in 2011.

Operating Expenses

Cost of Services and Sales: Cost of services and sales of $35.2 million increased $2.3 million, or 6.9%, in the three month period of 2012 from $32.9 million in the same period of 2011. This increase was driven by increases of $1.8 million in USF expense associated with Intrastate access reform, $1.0 million in circuit costs inclusive of $0.7 million in a new capacity exchange agreement, $0.9 million in DSL and advanced network services costs, $0.6 million in data features and roaming COGS, and $0.5 million in land and building costs. Offsetting these increases were decreases of $1.5 million in handset and accessory expenses and $1.1 million in Interstate and Intrastate access COGS.

Selling, General and Administrative: Selling, general and administrative expenses of $25.5 million increased $2.2 million, or 9.5%, in the three month period of 2012 from $23.3 million in the same period of 2011. This growth was due primarily to increases of $1.0 million in labor, $0.6 million in consulting and $0.3 million in advertising to support our sales organization and our strategic initiatives to grow the business.

Depreciation and Amortization: Depreciation and amortization expense of $12.9 million decreased $2.0 million, or 13.3%, in the three month period of 2012 from $14.9 million in the same period of 2011 due primarily to a number of pooled asset classes reaching their maximum depreciable lives. These decreases were partially offset by additions to our asset base from the build out of our network.

Other Income and Expense

Other income and expense was net expense of $9.9 million in 2012 and $9.7 million in 2011, and consisted primarily of interest expense in both years. A $0.3 million loss on extinguishment of debt was recorded in the first quarter of 2012 in connection with the repurchase of $5.0 million aggregate principal amount of our 5.75% Notes.

Income Taxes

The income tax provision and effective tax rate in the first quarter 2012 of $1.1 million and 48.6%, respectively, compares with $3.1 million and 53.2%, respectively, in the prior year.

Liquidity and Capital Resources

Our major sources and uses of funds in the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Net cash provided by operating activities	$19,571	$21,694
Net change in funds held in restricted accounts	$(132)	$—
Capital expenditures	$(10,018)	$(8,188)
Change in unsettled capital expenditures	$(3,131)	$(859)
Net debt repayments	$(6,417)	$(1,294)
Debt issuance costs	$—	$(84)
Interest paid	$(7,016)	$(9,838)
Payment of cash dividend on common stock	$(2,268)	$(9,628)
Payment of withholding taxes on stock-based compensation	$(231)	$(1,912)

Sources

We satisfied our cash requirements for operations, capital expenditures and debt service in the first three months of 2012 primarily through internally generated funds. In the three months ended March 31, 2012, our net cash flows provided by operating activities were $19.6 million. At March 31, 2012, we had $17.9 million in cash and cash equivalents and $5.1 million in restricted cash. As of March 31, 2012, we had access to $30.0 million under our revolving credit facility, representing 100% of available capacity.

Our existing Senior Credit Facility matures on October 21, 2016 and the revolver matures on October 21, 2015. We have, as of March 31, 2012, repurchased an aggregate principal amount of $103.3 million of our 5.75% Notes, including $5.0 million during the first quarter of 2012, which precludes an accelerated maturity date of December 19, 2012 that would have been required under our Senior Credit Facility. We intend to use cash flow from operating activities to redeem additional amounts of our 5.75% Notes prior to December 31, 2012.

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

Uses

Our networks require timely maintenance of plant and infrastructure. Our historical capital expenditures have been, and continue to be, significant. Cash outflows for capital expenditures in the three months ended March 31, 2012 were $13.1 million, inclusive of $3.1 million in net settlements of capital expenditure payables. We intend to fund future capital expenditures primarily with cash on hand and net cash generated from operations.

Since October 28, 2004, we have paid quarterly dividends on our common stock. Based on current shares outstanding at April 18, 2012 of approximately 45.5 million and our current annual dividend rate of $0.20 per share, maintaining our current dividend policy would result in $9.1 million being paid to common stockholders over the next four quarters. Dividends on our common stock are not cumulative.

We believe that we will have sufficient cash on hand and cash provided by operations to service our debt; pay our quarterly dividends; and fund our operations, capital expenditures and other obligations over the next twelve months. However, our ability to make such an assessment is dependent upon our future financial performance, which is subject to future economic conditions and to financial, business, regulatory, competitive entry and many other factors, many of which are beyond our control and could impact us during the time period of this assessment. See “Item 1A Risk Factors” in our Annual Report on Form 10-K and this report for further information regarding these risks.

Non-GAAP Financial Measures

In an effort to provide investors with additional information regarding our financial results, in particular with regards to our liquidity and capital resources, we have disclosed certain non-GAAP information which management utilizes to assess performance and believes provides useful information to investors. The Company has disclosed earnings before interest expense and income, loss on extinguishment of debt, depreciation and amortization, loss on disposal of assets, gift of services, income taxes and stock-based compensation (“EBITDA”), as defined and reconciled below, and EBITDA Margin, defined as EBITDA divided by operating revenues, because it believes they are important performance indicators and provide information about our ability to service debt, pay dividends and fund capital expenditures. The Company also discloses Free Cash Flow, as defined and reconciled below, because it believes it is an important measure of its ability to fund its business activities. EBITDA, EBITDA Margin and Free Cash Flow are not GAAP measures and should not be considered a substitute for operating income, net cash provided by operating activities, or net cash provided or used.

The following table provides the computation of EBITDA and Free cash flow for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(in thousands)	2012	2011
Net cash provided by operating activities	$19,571	$21,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(12,942)	(14,935)
Amortization of debt issuance costs and debt discount	(1,606)	(2,014)
Stock-based compensation	(717)	(1,344)
Deferred income tax expense	(1,063)	(3,038)
Provision for uncollectible accounts	(550)	(495)
Other non-cash expense, net	(429)	(228)
Changes in operating assets and liabilities	(1,135)	3,059

Net income	$1,129	$2,699
Add (subtract):
Interest expense	9,559	9,692
Loss on extinguishment of debt	323	—
Interest income	(10)	(8)
Depreciation and amortization	12,942	14,935
Loss on disposal of assets, net	280	43
Gift of services	—	(51)
Income tax expense	1,067	3,069
Stock-based compensation	717	1,344

EBITDA	$26,007	$31,723

Less:
Cash capital expenditures	(13,149)	(9,047)
Cash interest expense	(7,016)	(9,838)

Free Cash Flow	$5,842	$12,838

EBITDA Margin	30.3%	36.6%

Legal

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of March 31, 2012, we have recorded litigation reserves of $0.6 million against certain of those claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, comprehensive income or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress. See also “Part II, Item 1, Legal Proceedings”.

Additionally, this section should be read in conjunction with “Note 9 - Commitments and Contingencies,” which reports on a NOPA reissued by the IRS on November 2, 2010 with respect to the 2006, 2007 and 2008 taxable years of Crest, which we acquired on October 30, 2008. The IRS’s position could result in a charge to income tax expense of approximately $91.7 million, $52.2 million of which would be a result of additional taxes payable, including accrued interest, and $39.5 million of which would be a result of the reduction in recognized deferred tax assets. The case has been submitted to the IRS Appeals Office and we are waiting for its hearing date to be scheduled. While we and the Selling Stockholders are continuing to vigorously contest the IRS’s claims, should the appeals process fail to overturn the IRS’s positions, should the Company be unable to preserve the corporate structure of the Crest subsidiaries and should the Company prove unable to effectively enforce the indemnification provisions in the SPA or should any amounts exceed the indemnity obligation, or ability to pay, of the indemnifying parties under the SPA, this could have a material adverse effect on the Company’s consolidated financial position, comprehensive income, cash flows and liquidity.

Employees

As of March 31, 2012 we employed 841 full-time employees, 9 part-time employees and 18 temporary employees. Approximately 70% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement with the IBEW, as amended, that governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska expires on December 31, 2012. Management considers employee relations to be generally good.

Additional Information

On April 20, 2012, the Company began offering the iPhone for sale to its wireless customers. The Company anticipates significant demand for this product. Because the Company, consistent with other wireless carriers, subsidizes the cost of this device for its customers, COGS is expected to increase.

In 2010, Verizon purchased a 700 MHz block of wireless spectrum covering the state of Alaska, and in 2011 it began construction of a switching facility in Anchorage. We currently expect Verizon to enter the Alaska telecommunications market sometime during 2012. Given our limited market size, the impact from this increased competition is expected to be material, and will impact our future service and roaming revenue. We cannot reliably predict the size and pace of this impact on our revenues, but believe it is unlikely we will see any significant erosion in our roaming revenue stream until 2013. Given the increasing use of wireless data we expect roaming revenue to increase in the near to medium term. Our roaming revenue represented 11.1% of our total revenues in fiscal year 2011 and 10.2% in the three-month period ended March 31, 2012.

Critical Accounting Policies and Accounting Estimates

We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional discussion on the application of these and other significant accounting policies, see “Note 1 - Summary of Significant Accounting Policies,” to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. These policies and estimates are considered critical because they had a material impact, or have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates.

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

As of March 31, 2012, we had outstanding debt under our Senior Credit Facility. Our credit facility exposes us to risk from changes in interest rates, specifically from changes in LIBOR, or, in certain cases, the prime rate, which are used to determine the interest rates that are applicable to borrowings under the Senior Credit Facility. To manage this risk, we have entered into a series of forward floating-to-fixed interest rate swap agreements and a buy back of the 1.5% LIBOR floor that effectively fixes LIBOR on $385.0 million of the outstanding balance. These forward swaps begin June 30, 2012 and expire on September 30, 2015. We also purchased an interest rate cap that effectively caps LIBOR at 3.0% from January 1, 2011 to June 30, 2012.

On March 31, 2012, we also had outstanding $21.7 million aggregate principal amount of our 5.75% Notes and $120.0 million of our 6.25% Notes. The notes pay interest at a fixed rate and are subordinated to our obligations under our Senior Credit Facility as well as certain hedging agreements and other secured debt available under our Senior Credit Facility.

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

There was no change in our internal controls over financial reporting that occurred in the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of March 31, 2012 we have recorded litigation reserves of $0.6 million against certain current claims and legal actions. Other than as described above and as disclosed previously in Item 3 - “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Other than as described below, there have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The risk factors described below should be read in conjunction with those disclosed in our Form 10-K.

Competition and Device Access

As of April 20, 2012, the Company has the ability to provide customers with access to the iPhone. With the availability of this device, we expect that we will be on a more competitive footing with AT&T and Verizon with regard to customer preferences on handsets that utilize our Company’s wireless services and network. However, the Company still faces significant challenges in competing with the many device and service offerings from dominant, national service providers, as well as from our local competitor, GCI, which competes heavily based on price and bundled services. Competition for wireless customers is expected to intensify, particularly when Verizon enters the market.

Network / E-911 Failure

Cyber-attacks may damage our networks or breach customer proprietary data, leading to service disruption, harm to reputation, loss of customers, and litigation over privacy violations.

All industries that rely on technology in customer interactions are increasingly at risk for cyber-attacks. A cyber-attack could be levied against our network, causing disruption of operations and service, requiring implementation of greater network security measures, and resulting in lost revenue due to lost service. A cyber-attack could also be targeted to infiltrate customer proprietary data, breaching customer privacy, resulting in misuse of customer information, and possibly leading to litigation over privacy breaches and causing harm to the Company’s reputation. We rely on network monitoring, immediate notification of internal IT staff and IT management, and customer verification methods to guard against cyber-attacks. We also conduct periodic audits with external resources for verification and validation. We have procedures to aid in discovering potential cyber-attacks and processes for notifying customers and any appropriate authorities in the event of a cyber-attack that impacts services or customer proprietary information.

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

In addition, our board of directors may at any time, in its absolute discretion, amend or repeal our dividend policy, which may result in the decrease or discontinuation of dividends. Future dividends, if any, will depend on, among other things, our comprehensive income, cash requirements, financial condition, contractual restrictions, business opportunities, any competitive or technological developments, our increased need to make capital expenditures, provisions of Delaware law or other applicable law and other factors that our board of directors may deem relevant.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit	Where Located

3.1	Amended and Restated By-Laws of Alaska Communications Systems Group, Inc.	Exhibit 3.1 to Form 8-K (filed 9/30/2011)

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2012	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne Graham
Wayne Graham
Chief Financial Officer
(Principal Accounting Officer)