Form 10-Q
period 2012-06-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2012-08-06
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

600 Telephone Avenue, Anchorage, Alaska 99503-6091

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

As of July 20, 2012, there were outstanding 45,662,660 shares of Common Stock, $.01 par value, of the registrant.

Exhibit 2.1

Exhibit 3.1

Exhibit 10.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$16,813	$20,490
Restricted cash	5,500	4,956
Accounts receivable-trade, net of allowance of $6,060 and $5,788	39,653	36,986
Materials and supplies	10,075	5,412
Prepayments and other current assets	4,798	4,920
Deferred income taxes	7,941	6,596

Total current assets	84,780	79,360

Property, plant and equipment	1,436,692	1,428,597
Less: accumulated depreciation and amortization	(1,033,883)	(1,023,360)

Property, plant and equipment, net	402,809	405,237

Goodwill	8,850	8,850
Intangible assets, net	24,118	24,118
Debt issuance costs	8,512	9,515
Deferred income taxes	72,364	72,814
Equity method investment	2,060	2,060
Other assets	3,556	3,154

Total assets	$607,049	$605,108

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Current portion of long-term obligations	$26,799	$30,930
Accounts payable, accrued and other current liabilities	58,312	48,919
Advance billings and customer deposits	8,906	9,218

Total current liabilities	94,017	89,067

Long-term obligations, net of current portion	536,842	538,624
Other long-term liabilities	30,814	28,340

Total liabilities	661,673	656,031

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized, 45,662 and 45,300 issued and outstanding, respectively	457	453
Additional paid in capital	141,869	144,631
Accumulated deficit	(187,346)	(187,688)
Accumulated other comprehensive loss	(9,604)	(8,319)

Total stockholders’ deficit	(54,624)	(50,923)

Total liabilities and stockholders’ equity (deficit)	$607,049	$605,108

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Operating revenues	$90,012	$84,943	$175,959	$171,536

Operating expenses:
Cost of services and sales	40,094	33,490	75,256	66,375
Selling, general and administrative	29,442	20,986	54,937	44,264
Depreciation and amortization	12,578	14,183	25,520	29,118
Loss on disposal of assets, net	139	76	419	119

Total operating expenses	82,253	68,735	156,132	139,876

Operating income	7,759	16,208	19,827	31,660

Other income and expense:
Interest expense	(9,376)	(9,594)	(18,935)	(19,286)
Loss on extinguishment of debt	—	(13,445)	(323)	(13,445)
Interest income	12	8	22	16

Total other income and expense	(9,364)	(23,031)	(19,236)	(32,715)

(Loss) income before income tax benefit (expense)	(1,605)	(6,823)	591	(1,055)

Income tax benefit (expense)	818	3,168	(249)	99

Net (loss) income	(787)	(3,655)	342	(956)

Other comprehensive (loss) income:
Minimum pension liability adjustment	191	175	342	367
Income tax effect	(78)	(72)	(140)	(151)
Interest rate swap marked to fair value	(1,604)	(6,659)	(2,523)	(6,389)
Income tax effect	658	2,737	1,036	2,626

Total other comprehensive loss	(833)	(3,819)	(1,285)	(3,547)

Total comprehensive loss	$(1,620)	$(7,474)	$(943)	$(4,503)

Net (loss) income per share:
Basic and diluted	$(0.02)	$(0.08)	$0.01	$(0.02)

Weighted average shares outstanding:
Basic	45,505	45,169	45,434	44,989

Diluted	45,505	45,169	45,648	44,989

Cash dividends declared per common share	$0.050	$0.215	$0.100	$0.430

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Six Months Ended June 30, 2012

(Unaudited, In Thousands Except Per Share Amounts)

	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity (Deficit)

Balance, December 31, 2011	45,300	$453	$144,631	$(187,688)	$(8,319)	$(50,923)

Total comprehensive income (loss)	—	—	—	342	(1,285)	(943)

Dividends declared	—	—	(4,563)	—	—	(4,563)

Stock compensation	—	—	1,693	—	—	1,693

Extinguishment of convertible note options	—	—	(108)	—	—	(108)

Tax benefit of convertible note call options	—	—	279	—	—	279

Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(239)	—	—	(239)

Issuance of common stock, pursuant to stock plans, $.01 par	362	4	176	—	—	180

Balance, June 30, 2012	45,662	$457	$141,869	$(187,346)	$(9,604)	$(54,624)

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$342	$(956)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,520	29,118
Amortization of debt issuance costs and debt discount	3,002	10,086
Stock-based compensation	1,693	1,432
Deferred income tax expense (benefit)	249	(99)
Provision for uncollectible accounts	1,529	1,059
Other non-cash expense, net	543	434
Changes in operating assets and liabilities	4,160	(9,356)

Net cash provided by operating activities	37,038	31,718

Cash Flows from Investing Activities:
Capital expenditures	(23,272)	(18,272)
Change in unsettled capital expenditures	(4,369)	(1,337)
Net change in restricted accounts	(544)	(2)

Net cash used by investing activities	(28,185)	(19,611)

Cash Flows from Financing Activities:
Repayments of long-term debt	(7,925)	(101,248)
Proceeds from the issuance of long-term debt	—	120,000
Debt issuance costs	—	(4,784)
Payment of cash dividend on common stock	(4,546)	(19,349)
Payment of withholding taxes on stock-based compensation	(239)	(2,022)
Proceeds from the issuance of common stock	180	199

Net cash used by financing activities	(12,530)	(7,204)

Change in cash and cash equivalents	(3,677)	4,903
Cash and cash equivalents, beginning of period	20,490	15,316

Cash and cash equivalents, end of period	$16,813	$20,219

Supplemental Cash Flow Data:
Interest paid	$17,003	$17,222
Income tax refunds	$(24)	$—

Supplemental Non-cash Transactions:
Property acquired under capital leases	$(24)	$1,162
Dividend declared, but not paid	$2,285	$9,733
Additions to ARO asset	$54	$14

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

In the opinion of management, the condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income and cash flows for all periods presented. The comprehensive income for the three and six months ended June 30, 2012, are not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods.

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

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments contained in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011 and was adopted by the Company in the first quarter of 2012. See “Note 2 – Fair Value Measurements,” for the disclosure requirements of ASU 2011-04. Adoption of ASU 2011-04 did not have a material effect on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing for Goodwill Impairment (“ASU 2011-08”). This ASU amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the performance of the two-step goodwill impairment test is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and was adopted by the Company in the first quarter of 2012. The Company conducts its annual assessment of goodwill during the fourth quarter. Adoption did not have a material effect on the Company’s consolidated financial statements.

2. FAIR VALUE MEASUREMENTS

The Company has developed valuation techniques based upon observable and unobservable inputs to calculate the fair value of non-current monetary assets and liabilities. Observable inputs reflect market data obtained from independent sources while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1– Quoted prices for identical instruments in active markets;

•

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and

•	Level 3 – Significant inputs to the valuation model are unobservable.

The fair values of cash and cash equivalents, restricted stock, net accounts receivable, and payable, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The fair value of the Company’s 2010 Senior Credit Facility, convertible notes and other long-term obligations of $487,127 at June 30, 2012, were estimated based primarily on quoted market prices (Level 1). The carrying values of these liabilities totaled $563,641 at June 30, 2012.

Fair Value Measurements on a Recurring Basis

Financial assets and liabilities are classified within the fair value hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured, as well as their level within the fair value hierarchy.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

2. FAIR VALUE MEASUREMENTS (Continued)

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, at each hierarchical level:

	June 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Other long-term liabilities
Interest rate swaps	$(11,001)	$—	$(11,001)	$—	$(8,478)	$—	$(8,478)	$—

The Company uses derivative financial instruments to hedge variable interest rate debt to manage interest rate risk. To the extent that derivative financial instruments are outstanding as of a period end, the fair value of those instruments, represented by the estimated amount the Company would receive or pay to terminate the agreement, is reported on the balance sheet.

Derivative contracts, included in Other long-term liabilities at June 30, 2012 and December 31, 2011, were comprised of interest rate swaps that are valued using models based on readily observable market parameters for all substantial terms and are classified within Level 2.

3. LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at June 30, 2012 and December 31, 2011, respectively:

	2012	2011
2010 senior credit facility term loan due 2016	$433,400	$435,600
Debt discount - 2010 senior credit facility term loan due 2016	(3,164)	(3,528)
6.25% convertible notes due 2018	120,000	120,000
Debt discount - 6.25% convertible notes due 2018	(12,474)	(13,343)
5.75% convertible notes due 2013	21,660	26,660
Debt discount - 5.75% convertible notes due 2013	(726)	(1,529)
Capital leases and other long-term obligations	4,945	5,694

	563,641	569,554
Less current portion	(26,799)	(30,930)

Long-term obligations, net of current portion	$536,842	$538,624

The aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to June 30, 2012, are as follows:

2012 (July 1 - December 31)	$24,533
2013 (January 1 - December 31)	5,558
2014 (January 1 - December 31)	5,104
2015 (January 1 - December 31)	4,690
2016 (January 1 - December 31)	418,337
2017 (January 1 - December 31)	390
Thereafter	121,393

$580,005

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

4. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following at June 30, 2012 and December 31, 2011, respectively:

	2012	2011
Minimum pension liability adjustment	$(3,123)	$(3,325)
Interest rate swaps	(6,481)	(4,994)

Accumulated other comprehensive loss	$(9,604)	$(8,319)

5. STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, stock options, restricted stock, stock-settled stock appreciation rights (“SSARs”), performance share units and other awards may be granted to officers, employees, consultants, and non-employee directors.

The following table summarizes the activity for SSARs and stock options for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	317	$8.64
Granted	—	—
Exercised	—	—
Canceled or expired	(6)	8.00

Outstanding at June 30, 2012	311	8.66	1.54	$—

Exercisable at June 30, 2012	311	$8.66	1.54	$—

The following table summarizes the activity for restricted stock units, long-term incentive awards and non-employee director stock compensation for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Fair Value
Nonvested at December 31, 2011	1,072	$7.35
Granted	579	2.68
Vested	(217)	7.39
Canceled or expired	(69)	5.68

Nonvested at June 30, 2012	1,365	$5.44

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

5. STOCK INCENTIVE PLANS (Continued)

The following table summarizes the activity for performance share units for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Fair Value
Nonvested at December 31, 2011	290	$7.66
Granted	636	2.87
Vested	(96)	6.51
Canceled or expired	(48)	3.08

Nonvested at June 30, 2012	782	$4.19

The following table summarizes the assumptions used for valuation of equity instruments granted during the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Restricted stock:
Risk free rate	0.18%	0%
Quarterly dividend per share	$0.05	$0.215

The following table provides selected information about the Company’s share-based compensation for the six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total compensation cost for share-based payments	$976	$88	$1,693	$1,432
Weighted average grant-date fair value of equity instruments granted (per share)	$2.45	$9.05	2.78	$9.61
Total fair value of shares vested during the period	$145	$378	2,434	4,012
Total intrinsic value of options exercised	$—	$292	—	1,930
Unamortized share-based payments	$3,091	$2,287	3,091	2,287
Weighted average period (in years) to be recognized as expense	1.4	2.3	1.4	2.3

The Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan (“2012 ESPP”) was approved by the Company’s shareholders in June 2012 and replaced the Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan, as amended (“1999 ESPP”).The 2012 ESPP will terminate upon the earlier of (i) the last exercise date prior to the tenth anniversary of the adoption date, unless sooner terminated in accordance with the 2012 ESPP; or (ii) the date on which all purchase rights are exercised in connection with a change in ownership of the Company. The terms of the 2012 ESPP are similar to those of the 1999 ESPP. Under the terms of the 2012 ESPP, all ACS employees and all employees of designated subsidiaries generally will be eligible to participate in the 2012 ESPP, other than employees whose customary employment is not more than 20 hours per week and five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code. A participant in the 2012 ESPP will be granted a purchase right to acquire shares of common stock at six-month intervals on an ongoing basis, subject to the continuing availability of shares under the 2012 ESPP. Each participant may authorize periodic payroll deductions in any multiple of 1% (up to a maximum of 15%) of eligible compensation to be applied to the acquisition of common stock at semiannual intervals. The 2012 ESPP imposes certain limitations upon a participant’s rights to acquire common stock, including (i) purchase rights granted to a participant may not

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

5. STOCK INCENTIVE PLANS (Continued)

permit the individual to purchase more the $25 worth of common stock for each calendar year in which those purchase rights are outstanding at any time; (ii) purchase rights may not be granted to any individual if the individual would, immediately after the grant, own or hold outstanding options or other rights to purchase, stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or any of its subsidiaries; and (iii) no participant may purchase more than 10 shares of common stock during any six month offering period. The offering dates are January 1 and July 1 and the purchase dates are June 30 and December 31.The initial purchase date under the 2012 ESPP is December 31, 2012. Shares are purchased on the open market or issued from authorized but unissued shares on behalf of the participant on the purchase date. No participant will have any shareholder rights with respect to the shares covered by their purchase rights until the shares are actually purchased on the participant’s behalf. No adjustments will be made for dividends, distributions or other rights for which the record date is prior to the date of the actual purchase.

The Company reserved 1,500 shares of its common stock for issuance under the 2012 ESPP, which were also available for issuance for the January 1, 2012 through June 30, 2012 offering period under the 1999 ESPP. Any shares issued to employees in respect to the January 1, 2012 through June 30, 2012 offering period under the 1999 ESPP will reduce (on a one for one basis) the aggregate number of shares available for issuance thereafter under the 2012 ESPP. Since adoption of the 1999 ESPP, an aggregate of 1,050 shares of common stock were reserved for issuance under the 1999 ESPP, and 1,017 shares were issued. The remaining 33 shares will not be added to the 1,500 new shares reserved for issuance under the 2012 ESPP. The fair value of each purchase right under the 2012 ESPP and 1999 ESPP is charged to compensation expense over the offering period to which the right pertains, and is reflected in total compensation cost for share-based payments in the above table.

6. EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company includes dilutive stock options based on the “treasury stock method.” Due to the Company’s net loss for the three months ended June 30, 2012 and the three and six months ended June 30, 2011, 2,523 and 1,696 potential common share equivalents, which consisted of options, restricted stock and SSARs granted to employees, and deferred shares granted to directors, were anti-dilutive and excluded from the calculation in 2012 and 2011, respectively. In the six months ended June 30, 2012, 311 options and SSARs were out-of-the-money and therefore excluded from the calculation. Additionally, shares related to the Company’s 5.75% Convertible Notes due 2013 (“5.75% Notes”) and 6.25% Convertible Notes due 2016 (“6.25% Notes”), which were anti-dilutive for the three and six month periods ended June 30, 2012 and 2011, were excluded.

Earnings per share for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net (loss) income	$(787)	$(3,655)	$342	$(956)

Weighted average common shares outstanding:
Basic shares	45,505	45,169	45,434	44,989
Restricted stock, options and deferred shares	—	—	214	—

Diluted shares	45,505	45,169	45,648	44,989

Net (loss) income per share:
Basic and diluted	$(0.02)	$(0.08)	$0.01	$(0.02)

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

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest cost	$179	$174	$287	$375
Expected return on plan assets	(174)	(220)	(266)	(426)
Amortization of loss	199	208	333	367
Amortization of prior service cost	—	(32)	—	—

Net periodic pension expense	$204	$130	$354	$316

8. BUSINESS SEGMENTS

The Company operates its business under a single reportable segment. Effective in the first quarter of 2012, the Company changed its operational focus from a products-based business to a customer-focused business. The Company reassessed and reorganized its management and internal reporting structures and realigned its external financial reporting to support this change. The Company’s chief operating decision maker assesses the financial performance of the business as follows: (i) revenues are managed on the basis of specific customers and customer groups; (ii) costs are managed and assessed by function and generally support the organization across all customer groups or revenue streams; (iii) profitability is assessed at the consolidated level; and (iv) investment decisions and the assessment of existing assets are based on the support they provide to all revenue streams. Prior to 2012, the Company operated its business under two reportable segments – Wireline and Wireless.

As a result of the Company’s reorganization of its reporting structure, goodwill, assets other than goodwill and liabilities were reassigned to a single reporting unit. No indicators of goodwill impairment were present as of June 30, 2012.

9. COMMITMENTS AND CONTINGENCIES

The Company enters into purchase commitments with vendors in the ordinary course of business, including minimum purchase agreements with certain suppliers of handsets. The Company also has long-term purchase contracts with vendors to support the on-going needs of its business. These purchase commitments and contracts have varying terms and in certain cases may require the Company to buy goods and services in the future at predetermined volumes and at fixed prices.

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of approximately $540 at June 30, 2012 against certain current claims and legal actions. The Company believes that the

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

9. COMMITMENTS AND CONTINGENCIES (Continued)

disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

Alaska Wireless Network Transaction

On June 4, 2012, the Company entered into an Asset Purchase and Contribution Agreement (the “Contribution Agreement”) with General Communication, Inc., (“GCI”), ACS Wireless, Inc., a wholly owned subsidiary of ACS (the “ACS Member”), GCI Wireless Holdings, LLC, a wholly owned subsidiary of GCI (the ”GCI Member”) and The Alaska Wireless Network, LLC, a wholly owned subsidiary of GCI (“AWN”), for the purpose of combining their wireless networks into AWN as described below (the “AWN Transaction”). ACS will own one-third of AWN and GCI will own two-thirds of AWN.

Pursuant to the Contribution Agreement, ACS will cause one or more of its affiliates to sell to the GCI Member certain assets used primarily in ACS’s wireless business (the “Purchased Assets”) for a cash payment of $100 million. Both the ACS Member and the GCI Member will contribute to AWN all the assets used primarily in each of ACS’s and GCI’s respective wireless businesses, including, in the case of the GCI Member, the Purchased Assets. The assets to be contributed include spectrum licenses, cell sites and backhaul facilities, switching systems and certain other assets necessary to operate the combined Alaska state-wide wireless network being contributed to AWN. ACS and GCI will not contribute certain “Excluded Assets”, which include cash, accounts receivable and subscriber agreements. AWN will assume from ACS and GCI post-closing liabilities of ACS and GCI, and their respective affiliates, under contracts assumed by AWN and certain other liabilities. All other liabilities will be retained by ACS or GCI, or their respective affiliates.

Consummation of the transactions is subject to various conditions, including the consent of the Federal Communications Commission (“FCC”), the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, a waiver of certain provisions of our current labor agreement with the International Brotherhood of Electrical Workers, Local 1547 (“IBEW), the consent of lenders, and other customary closing conditions. The parties to the Contribution Agreement expect to consummate the transactions no later than the second quarter of 2013.

The Contribution Agreement contains certain termination rights for each of the parties. In the event the Contribution Agreement is terminated by ACS or GCI because GCI and its affiliates (in the case of a termination by ACS) or ACS and its affiliates (in the case of a termination by GCI) fail to maintain certain material non-regulatory consents, the non-terminating party would be required to pay the terminating party a termination fee of $5.0 million. If ACS terminates to accept a superior proposal, ACS would be required to pay GCI a $20.0 million fee, and if GCI terminates to accept a superior proposal, GCI would be required to pay ACS a $40.0 million fee.

Crest Internal Revenue Service Matter

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

On November 2, 2010, the IRS reissued their original NOPA and issued four additional NOPAs which restated their original position on debt versus equity and assessed the Company for accuracy related penalties and for adjustments to the tax treatment of optical cables, fibers and related conduit. On May 31, 2011, the IRS issued a 30-day letter and revenue agent’s report which restated the IRS’s position in the NOPAs while adding certain additional adjustments. In the third quarter of 2011, the IRS sent a rebuttal letter to the Company’s responses to the NOPAs discussed above. The case was submitted to the IRS’s Appeals Office and the Company’s first hearing occurred on July 19, 2012. Resolution of this matter may not occur for a year or more. The cancellation of indebtedness income at the amounts set out in the above IRS documents could result in a charge to income tax expense of approximately $93,029, $53,539 of which would be a result of additional taxes payable, including accrued interest, and $39,490 of which would be a result of the reduction in recognized deferred tax assets. For the Company’s 2008 and 2009 Federal tax returns the IRS proposed to disallow $862 in depreciation and amortization, consistent with the above positions.

The Company believes there are errors within the adjustments asserted by the IRS. If the IRS accepts the corrections the Company believes are appropriate, but prevails on the underlying debt versus equity issue, the result is expected to be a receivable from the IRS for the overpayment of alternative minimum tax of $2,781, a charge to income tax expense of approximately $29,678, and a net reduction in recognized deferred tax assets. The Company believes it is more-likely-than-not that it will prevail on factual errors included in the NOPAs; however, it is unable to conclude it is more-likely-than-not it will prevail on the underlying debt versus equity issue. Therefore, in accordance with the guidance in ASC Topic 740, Income Taxes (“ASC 740”), the Company recorded $29,678 in additional income tax expense and a $2,781 receivable in the second quarter of 2010, pending resolution with the IRS.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

9. COMMITMENTS AND CONTINGENCIES (Continued)

The Company’s final purchase price for Crest included $4,169 of cash consideration placed in an escrow account to be used for the settlement of any potential claims of misrepresentations, breach of warranties or covenants or for other indemnifications. At June 30, 2012 $3,429 remained in the escrow account to be used for the settlement of expenses related to the current IRS audit discussed above. All other escrow issues have been resolved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims”, “anticipates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes, results and future dividend payments may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•

our ability to consummate the wireless joint venture (AWN) with GCI announced on June 5, 2012, and once consummated the ability of AWN to integrate, operate, and improve the wireless assets contributed to it while maintaining effective interfaces with our retail business and generating sufficient cash flow to pay dividends to us;

•

our substantial debt which requires us to dedicate a significant portion of our cash flow from operating activities to make debt payments and places pressure on our ability to access the capital markets and to fund capital opportunities;

•

our strongly competitive environment, which comprises national and local facilities-based competitors, and the entry of one or more additional facilities-based carriers into the Alaska market; Verizon Wireless (“Verizon”) is expected to enter the market during the second half of 2012;

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

•	changes in overall national, regional or local economic conditions;

•	unanticipated costs required to fund our post-retirement benefit plans;

•	the success or failure of any future acquisitions;

•	loss of key personnel; and

•	the matters described under “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and this Quarterly Report on Form 10-Q.

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

Regulatory Update

The items reported under Part I, Item 1: “Business – Regulation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, are updated as follows. This section should be read in conjunction with the corresponding items previously disclosed in our Annual Report.

Federal Regulation

Interconnection with Local Telephone Companies and Access to Other Facilities

The updated global interconnection and resale agreement between our Local Exchange Carriers (ACSA, ACSAK, ACSF and ACSN) and GCI governing the provision of unbundled network elements and other services, which was signed in December 2011 and effectively extends the original March 15, 2007 global interconnection agreement between our Company and GCI (with certain modified terms and conditions), was approved by the Regulatory Commission of Alaska (“RCA”) on March 8, 2012, and is currently in effect for a term of five years.

Lifeline Reform

In conjunction with the FCC’s January 2012 Lifeline Order, the FCC continues to evaluate further changes to its Lifeline program in an ongoing Further Notice of Proposed Rulemaking (“FNPRM”). There are a number of matters under consideration that could increase the Company’s regulatory compliance obligations and customer administrative responsibilities, and impact revenue received from regulatory funding sources. We expect a state or national eligibility database requirement could involve costs to establish the database and to access the database. In addition, in its Lifeline Order, the FCC reduced the Lifeline discount amount reimbursed to Lifeline service providers on an interim basis, and in the FNPRM it is considering whether to revise that discount amount, which could result in a permanent reduction of federal Lifeline subsidy support.

AWN

In connection with the formation of AWN:

•

The Company is seeking a declaratory ruling from the FCC that access by the Company to AWN’s facilities and services constitutes “access to spectrum” in areas in which the Company holds Licenses for the purpose of 47 C.F.R. §54.1003(b), and any similar provisions with respect to Mobility Fund Phase II;

•

The Company is seeking an order from the Securities and Exchange commission that either (i) after the formation of AWN, the Company will be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities, or, alternatively, (ii) pursuant to Section 6(c) of the Investment Company Act, will be exempted from the Investment Company Act; and

•

GCI made the required filing under the Hart-Scott-Rodino Act (the “HSR Act”), but prior to the expiration of the HSR waiting period; the Company received a civil investigation demand from the U.S. Department of Justice to which the Company is responding.

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

2012 Focus

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on being the most successful broadband solutions company in Alaska by delivering the best customer experience in the markets we choose to serve. To do this we will continue to:

•	Develop Our Workforce to Build Our Sales and Service Capabilities. We believe an engaged workforce is critical to our success.

•

Provide a Delightful Customer Experience Every Time. We believe the economics of retaining a customer always prevails over those of adding a customer. We invest in training, process and systems improvements to continuously improve the customer experience we create.

•

Simplify How We Do Business. We believe we must reduce waste in non-value-added activities. We are accelerating our investments in technology and process improvement and expect these efforts to meaningfully impact margins in the next two to three years.

•

Offer Broadband Solutions to Our Customers at Home, at Work and Everywhere in Between. We are building on strength in designing, building and operating quality networks and provide new products and solutions to our customers.

We believe we can create value for our shareholders by carefully investing cash flows generated by the business in specific opportunities and transactions that support these imperatives and reducing our debt. Additionally, our board of directors has established an annual dividend of $0.20 per share, returning $4.5 million in cash dividends to our stockholders during the six months ended June 30, 2012.

During the second half of 2012 we will also focus on consummation of the AWN Transaction, including obtaining the required regulatory approvals and meeting the other conditions detailed in the Contribution Agreement. We believe that consummation of this transaction and the subsequent successful performance of AWN will benefit our future cash flows and create value for our shareholders. We currently expect that the transaction will close during the second quarter of 2013.

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

The table below provides connection levels, average monthly revenue per user (“ARPU”), churn and Wireless equipment subsidies as of, or for the three months ended, June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011

Voice:
Consumer access lines	59,480	65,399
Business access lines	82,083	84,896

ARPU - consumer	$26.73	$27.19
ARPU - business	$24.49	$26.03

Broadband:
Consumer connections	38,583	40,471
Business connections	19,069	19,054

ARPU - consumer	$39.01	$35.16
ARPU - business	$147.26	$132.78

Wholesale lines	21,278	23,959

Wireless:
Postpaid connections	107,704	108,533
Prepaid connections	12,346	8,146

Total	120,050	116,679

ARPU - retail	$51.26	$53.39
ARPU - broadband	$18.74	$16.08

Churn:
Voice access lines	1.4%	1.5%
Broadband connections	2.5%	2.0%
Wireless connections	2.0%	2.1%

Wireless equipment subsidy (in thousands)	$7,318	$3,875

RESULTS OF OPERATIONS

All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

	Three Months ended June 30,
(in thousands)	2012	2011	Change	% Change
Operating revenues:

Business and wholesale
Retail service revenue
Voice	$6,039	$6,656	$(617)	-9.3%
Broadband	8,425	7,550	875	11.6%
Equipment sales	280	236	44	18.6%
Wholesale and other	10,906	10,198	708	6.9%

Total business and wholesale revenue	25,650	24,640	1,010	4.1%

Consumer
Retail service revenue
Voice	4,848	5,383	(535)	-9.9%
Broadband	4,507	4,298	209	4.9%
Equipment sales	42	50	(8)	-16.0%
Other	291	267	24	9.0%

Total consumer revenue	9,688	9,998	(310)	-3.1%

Wireless
Retail service revenue
Voice	12,209	13,384	(1,175)	-8.8%
Broadband	6,001	5,199	802	15.4%
Equipment sales	1,685	1,408	277	19.7%
Foreign roaming	13,301	9,881	3,420	34.6%
Other	1,149	1,023	126	12.3%

Total wireless revenue	34,345	30,895	3,450	11.2%

Access and CETC
CETC	5,163	5,721	(558)	-9.8%
High cost support	5,005	4,739	266	5.6%
Switched, special and other access	10,161	8,950	1,211	13.5%

Total access and CETC	20,329	19,410	919	4.7%

Total operating revenues	90,012	84,943	5,069	6.0%

Operating expenses:
Cost of services and sales	40,094	33,490	6,604	19.7%
Selling, general and administrative	29,442	20,986	8,456	40.3%
Depreciation and amortization	12,578	14,183	(1,605)	-11.3%
Loss on disposal of assets, net	139	76	63	82.9%

Total operating expenses	82,253	68,735	13,518	19.7%

Operating income	7,759	16,208	(8,449)	-52.1%
Other income and expense:
Interest expense	(9,376)	(9,594)	218	-2.3%
Loss on extinguishment of debt	—	(13,445)	13,445	n/a
Interest income	12	8	4	50.0%

Total other income and expense	(9,364)	(23,031)	13,667	-59.3%

Loss before income tax benefit	(1,605)	(6,823)	5,218	-76.5%

Income tax benefit	818	3,168	(2,350)	-74.2%

Net loss	$(787)	$(3,655)	$2,868	-78.5%

Operating Revenue

Business and Wholesale

Business and Wholesale revenue of $25.7 million increased $1.0 million, or 4.1%, in the three month period of 2012 from $24.7 million in the same period of 2011. Wholesale and other revenue increased $0.7 million driven by increased broadband connections, which have higher average revenue per user, partially offset by lower voice connections. Retail broadband revenue increased $0.9 million due primarily to higher average revenue per broadband connection and a marginally higher connection base. These increases were partially offset by a $0.6 million decrease in Retail voice revenue due to lower average revenue per connection and lower access lines.

Consumer

Consumer revenue of $9.7 million decreased $0.3 million, or 3.1%, in the three month period of 2012 from $10.0 million in the same period of 2011. Voice revenue decreased $0.5 million due primarily to a reduction in access lines. This decrease was partially offset by a $0.2 million increase in broadband revenue reflecting increased revenue per broadband connection on a lower connection base.

Wireless

Wireless revenue of $34.3 million increased $3.4 million, or 11.2%, in the three month period of 2012 from $30.9 million in the same period of 2011. Foreign roaming revenue increased $3.4 million driven by higher data usage on our network by non-Alaska Communications customers. Broadband revenue increased $0.8 million due primarily to the continued increase in demand for data rich cell phone plans. Voice revenue decreased $1.2 million due primarily to lower demand for voice services and the shift in connections from postpaid to prepaid, which are generally lower priced plans. Strong iPhone sales in the second quarter of 2012 contributed to a $0.4 million increase in equipment sales and other revenue and drove an increase in wireless connections on a year over year basis.

Access and CETC

Access and CETC revenue of $20.3 million increased $0.9 million, or 4.7%, in the three month period of 2012 from $19.4 million in the same period of 2011 due to higher Intrastate Access revenue as a result of reforms effective in the third quarter of 2011, partially offset by reduced access lines, reduced Interstate carrier compensation and USF reform.

Operating Expenses

Cost of Services and Sales: Cost of services and sales of $40.1 million increased $6.6 million, or 19.7%, in the three month period of 2012 from $33.5 million in the same period of 2011. This increase was driven by a $3.7 million increase in equipment costs primarily associated with strong iPhone sales in the second quarter of 2012, and increases of $1.9 million in USF expense associated with Intrastate access reform, $1.1 million in DSL and advanced network services costs, $0.9 million in data features and roaming COGS and $0.4 million in land and building costs. Offsetting these increases was a decrease of $0.8 million in Interstate and Intrastate access COGS.

Selling, General and Administrative: Selling, general and administrative expenses of $29.4 million increased $8.4 million, or 40.3%, in the three month period of 2012 from $21.0 million in the same period of 2011. This increase was due primarily to transaction costs and other expenses totaling $4.1 million associated with the definitive agreements entered into in June 2012 to form The Alaska Wireless Network, LLC, an increase of $2.6 million in labor due to increased staffing in sales and customer service functions, and a $0.5 million increase in bad debt expense due in part to specific accounts for which funding from outside agencies is currently uncertain. Selling, general and administrative expenses in the three month period of 2011 were favorably affected by a $1.4 million settlement of a contract dispute with a bankrupt vendor.

Depreciation and Amortization: Depreciation and amortization expense of $12.6 million decreased $1.6 million, or 11.3%, in the three month period of 2012 from $14.2 million in the same period of 2011 due primarily to a number of pooled asset classes reaching their maximum depreciable lives. These decreases were partially offset by additions to our asset base from the build out of our network.

Other Income and Expense

Other income and expense was net expense of $9.4 million in 2012 and $23.0 million in 2011. Interest expense of $9.4 in the three month period of 2012 decreased $0.2 million compared with $9.6 million in the same period of 2011 due to a marginally lower weighted average interest rate, partially offset by slightly higher average borrowings. The lower interest rate reflects the sale of our 6.25% Notes in the second quarter of 2011 and subsequent repurchase of a portion of our 5.75% Notes, which carry a higher effective rate. A $13.4 million loss on extinguishment of debt was recorded in the second quarter of 2011 in connection with the repurchase of a portion of the 5.75% Notes.

Income Taxes

The income tax benefit and effective tax rate in the second quarter 2012 of $0.8 million and 51.0%, respectively, compares with $3.2 million and 46.4%, respectively, recorded in the second quarter of 2011. The benefit and effective rate in 2012 reflect updated projected 2012 pre-tax earnings.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

	Six Months ended June 30,
(in thousands)	2012	2011	Change	% Change
Operating revenues:

Business and wholesale
Retail service revenue
Voice	$12,079	$13,136	$(1,057)	-8.0%
Broadband	16,543	14,570	1,973	13.5%
Equipment sales	616	539	77	14.3%
Wholesale and other	22,859	20,652	2,207	10.7%

Total business and wholesale revenue	52,097	48,897	3,200	6.5%

Consumer
Retail service revenue
Voice	9,784	10,805	(1,021)	-9.4%
Broadband	8,856	8,454	402	4.8%
Equipment sales	84	101	(17)	-16.8%
Other	558	525	33	6.3%

Total consumer revenue	19,282	19,885	(603)	-3.0%

Wireless
Retail service revenue
Voice	24,876	27,323	(2,447)	-9.0%
Broadband	11,552	9,885	1,667	16.9%
Equipment sales	2,857	2,781	76	2.7%
Foreign roaming	22,077	16,067	6,010	37.4%
Other	2,095	2,150	(55)	-2.6%

Total wireless revenue	63,457	58,206	5,251	9.0%

Access and CETC
CETC	10,690	15,196	(4,506)	-29.7%
High cost support	9,954	11,529	(1,575)	-13.7%
Switched, special and other access	20,479	17,823	2,656	14.9%

Total access and CETC	41,123	44,548	(3,425)	-7.7%

Total operating revenues	175,959	171,536	4,423	2.6%

Operating expenses:
Cost of services and sales	75,256	66,375	8,881	13.4%
Selling, general and administrative	54,937	44,264	10,673	24.1%
Depreciation and amortization	25,520	29,118	(3,598)	-12.4%
Loss on disposal of assets, net	419	119	300	252.1%

Total operating expenses	156,132	139,876	16,256	11.6%

Operating income	19,827	31,660	(11,833)	-37.4%

Other income and expense:
Interest expense	(18,935)	(19,286)	351	-1.8%
Loss on extinguishment of debt	(323)	(13,445)	13,122	n/a
Interest income	22	16	6	37.5%

Total other income and (expense) benefit	(19,236)	(32,715)	13,479	-41.2%

Income (loss) before income tax expense	591	(1,055)	1,646	-156.0%

Income tax (expense) benefit	(249)	99	(348)	-351.5%

Net income (loss)	$342	$(956)	$1,298	-135.8%

Operating Revenue

Business and Wholesale

Business and Wholesale revenue of $52.1 million increased $3.2 million, or 6.5%, in the six month period of 2012 from $48.9 million in the same period of 2011. Wholesale and other revenue increased $2.2 million due to increased broadband connections, which have higher average revenue per user, partially offset by lower voice connections. Retail broadband revenue increased $2.0 million due primarily to higher average revenue per broadband connection and a marginally higher connection base. These increases were partially offset by a $1.1 million decrease in Retail voice revenue due primarily to lower average revenue per connection and lower subscriber access lines.

Consumer

Consumer revenue of $19.3 million decreased $0.6 million, or 3.0%, in the six month period of 2012 from $19.9 million in the same period of 2011. Voice revenue decreased $1.0 million due primarily to a reduction in access lines. This decrease was partially offset by a $0.4 million increase in broadband revenue reflecting increased revenue per broadband connection on a slightly lower connection base.

Wireless

Wireless revenue of $63.5 million increased $5.3 million, or 9.0%, in the six month period of 2012 from $58.2 million in the same period of 2011. Wireless connections were up year over year. Foreign roaming revenue increased $6.0 million driven by higher data usage on our network by non-Alaska Communications customers. Broadband revenue increased $1.7 million due primarily to the continued increase in demand for data rich cell phone plans. Voice revenue decreased $2.4 million due primarily to lower demand for voice services and the shift in connections from postpaid to prepaid, which are generally lower priced plans.

Access and CETC

Access and CETC revenue of $41.1 million decreased $3.4 million, or 7.7%, in the six month period of 2012 from $44.5 million in the same period of 2011. This decline was due to the release of $3.4 million in CETC reserves and $1.8 million of out of period Access revenue settlements in the first quarter of 2011, reduced Interstate carrier compensation, USF reforms and lower access lines. These items were partially offset by higher Intrastate Access revenue as a result of reforms effective in the third quarter of 2011.

Operating Expenses

Cost of Services and Sales: Cost of services and sales of $75.3 million increased $8.9 million, or 13.4%, in the six month period of 2012 from $66.4 million in the same period of 2011. This increase was driven by increases of $3.7 million in USF expense associated with Intrastate access reform, $2.2 million in handset and accessory expenses, $1.0 million in circuit costs, $2.0 million in DSL and advanced network services costs, $1.5 million in data features and roaming COGS, and $0.8 million in land and building costs. Offsetting these increases was a decrease of $1.9 million in Interstate and Intrastate access COGS.

Selling, General and Administrative: Selling, general and administrative expenses of $54.9 million increased $10.6 million, or 24.1%, in the six month period of 2012 from $44.3 million in the same period of 2011. This growth was due to transaction costs and other expenses totaling $4.5 million associated with the definitive agreements entered into in June 2012 to form The Alaska Wireless Network, LLC, and increases of $3.3 million in labor due to increased staffing in sales and customer service functions, $0.8 million in bad debt expense due in part to specific accounts for which funding from outside agencies is currently uncertain and $0.7 million in consulting and outside services to support our sales organization and our other strategic initiatives to grow the business. Selling, general and administrative expenses in the six month period of 2011 were favorably affected by a $1.4 million settlement of a contract dispute with a bankrupt vendor.

Depreciation and Amortization: Depreciation and amortization expense of $25.5 million decreased $3.6 million, or 12.4%, in the six month period of 2012 from $29.1 million in the same period of 2011 due primarily to a number of pooled asset classes reaching their maximum depreciable lives. These decreases were partially offset by additions to our asset base from the build out of our network.

Other Income and Expense

Other income and expense was net expense of $19.2 million in 2012 and $32.7 million in 2011. Interest expense of $18.9 in the six month period of 2012 decreased $0.4 million compared with $19.3 million in the same period of 2011 due to a marginally lower weighted average interest rate, partially offset by slightly higher average borrowings. The lower interest rate reflects the sale of our 6.25% Notes in the second quarter of 2011 and subsequent repurchase of a portion of our 5.75% Notes, which carry a higher effective rate. A $0.3 million loss on extinguishment of debt was recorded in the first quarter of 2012 in connection with the repurchase of $5.0 million aggregate principal amount of our 5.75% Notes. A $13.4 million loss on extinguishment of debt was recorded in the second quarter of 2011 in connection with the repurchase of a portion of our 5.75% Notes.

Income Taxes

The income tax expense and effective tax rate in the first six months 2012 of $0.2 million and 42.1%, respectively, compares with an income tax benefit $0.1 million recorded in the prior year. The benefit recorded in 2011 reflected the impact of certain discreet items.

LIQUIDITY AND CAPITAL RESOURCES

Our major sources and uses of funds in the six months ended June 30, 2012 and 2011 are as follows:

	Six Months Ended June 30,
(in thousands)	2012	2011
Net cash provided by operating activities	$37,038	$31,718
Net change in funds held in restricted accounts	$(544)	$(2)
Capital expenditures	$(23,272)	$(18,272)
Change in unsettled capital expenditures	$(4,369)	$(1,337)
Net debt repayments	$(7,925)	$18,752
Debt issuance costs	$—	$(4,784)
Interest paid	$(17,003)	$(17,222)
Payment of cash dividend on common stock	$(4,546)	$(19,349)
Payment of withholding taxes on stock-based compensation	$(239)	$(2,022)

Sources

We satisfied our cash requirements for operations, capital expenditures and debt service in the first six months of 2012 primarily through internally generated funds. In the six months ended June 30, 2012, our net cash flows provided by operating activities were $37.0 million. At June 30, 2012, we had $16.8 million in cash and cash equivalents and $5.5 million in restricted cash. As of June 30, 2012, we had access to $30.0 million under our revolving credit facility, representing 100% of available capacity.

Our existing Senior Credit Facility matures on October 21, 2016 and the revolver matures on October 21, 2015. We have, as of June 30, 2012, repurchased an aggregate principal amount of $103.3 million of our 5.75% Notes, including $5.0 million during the first six months of 2012, which precludes an accelerated maturity date of December 19, 2012 that would have been required under our Senior Credit Facility. We intend to use cash flow from operating activities to redeem additional amounts of our 5.75% Notes prior to December 31, 2012.

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

Uses

Our networks require timely maintenance of plant and infrastructure. Our historical capital expenditures have been, and continue to be, significant. Cash outflows for capital expenditures in the six months ended June 30, 2012 were $27.6 million, inclusive of $4.4 million in net settlements of capital expenditure payables. We intend to fund future capital expenditures primarily with cash on hand and net cash generated from operations.

Since October 28, 2004, we have paid quarterly dividends on our common stock. Based on current shares outstanding at July 20, 2012 of approximately 45.7 million and our current annual dividend rate of $0.20 per share, maintaining our current dividend policy would result in $9.1 million being paid to common stockholders over the next four quarters. Dividends on our common stock are not cumulative.

The Company has incurred transaction costs and other expenses totaling $5.0 million to date in connection with the AWN Transaction, and will incur additional such costs up to and following the consummation of the transaction. The Company currently expects to fund these costs through a combination of internally generated funds and borrowings under its Senior Credit Facility.

In conjunction with the potential consummation of the AWN Transaction, we will be reassessing our variable interest rate hedging strategy. In the event we terminate a portion of our floating-to-fixed interest rate swap agreements, we could incur cash termination fees. See “Item 3, Quantitative and Qualitative Disclosures About Market Risk.”

The Company’s 5.75% Notes are due March 1, 2013. The Company currently expects to fund the payment of this obligation with a combination of cash on hand and borrowings under its Senior Credit Facility. The balance of the 5.75% Notes was $21.7 million at June 30, 2012.

We believe that we will have sufficient cash on hand, cash provided by operations and availability under our Senior Credit Facility to service our debt; pay our quarterly dividends; and fund our operations, capital expenditures and other obligations over the next twelve months. However, our ability to make such an assessment is dependent upon our future financial performance, which is subject to future economic conditions and to financial, business, regulatory, competitive entry and many other factors, many of which are beyond our control and could impact us during the time period of this assessment. See “Item 1A Risk Factors” in our Annual Report on Form 10-K and this report for further information regarding these risks.

NON-GAAP FINANCIAL MEASURES

In an effort to provide investors with additional information regarding our financial results, in particular with regards to our liquidity and capital resources, we have disclosed certain non-GAAP information which management utilizes to assess performance and believe provides useful information to investors. We have disclosed earnings before interest expense and income, loss on extinguishment of debt, depreciation and amortization, loss on disposal of assets, gift of services, AWN Transaction related costs, income taxes and stock-based compensation (“EBITDA”), as defined and reconciled below, and EBITDA Margin, defined as EBITDA divided by operating revenues, because we believe they are important performance indicators and provide information about our ability to service debt, pay dividends and fund capital expenditures. We also disclose Free Cash Flow, as defined and reconciled below, because we believe it is an important measure of our ability to fund business activities. EBITDA, EBITDA Margin and Free Cash Flow are not GAAP measures and should not be considered a substitute for operating income, net cash provided by operating activities, or net cash provided or used.

The following table provides the computation of EBITDA and Free Cash Flow for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Net cash provided by operating activities	$17,467	$10,024	$37,038	$31,718
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	(12,578)	(14,183)	(25,520)	(29,118)
Amortization of debt issuance costs and debt discount	(1,396)	(8,072)	(3,002)	(10,086)
Stock-based compensation	(976)	(88)	(1,693)	(1,432)
Deferred income taxes	814	3,137	(249)	99
Provision for uncollectible accounts	(979)	(564)	(1,529)	(1,059)
Other non-cash expenses, net	(114)	(206)	(543)	(434)
Changes in operating assets and liabilities	(3,025)	6,297	(4,160)	9,356

Net (loss) income	(787)	(3,655)	342	(956)
Add (subtract):
Interest expense	9,376	9,594	18,935	19,286
Loss on extinguishment of debt	—	13,445	323	13,445
Interest income	(12)	(8)	(22)	(16)
Depreciation and amortization	12,578	14,183	25,520	29,118
Loss on disposal of assets	139	76	419	119
Gift of services	—	118	—	67
AWN transaction related costs	4,131	—	4,459	—
Income tax (benefit) expense	(818)	(3,168)	249	(99)
Stock-based compensation	976	88	1,693	1,432

EBITDA	$25,583	$30,673	$51,918	$62,396

Less:
Cash capital expenditures	(14,492)	(10,562)	(27,641)	(19,609)
Cash interest expense	(9,987)	(7,384)	(17,003)	(17,222)

Free cash flow	$1,104	$12,727	$7,274	$25,565

Operating revenues	$90,012	$84,943	$175,959	$171,536

EBITDA Margin	28.4%	36.1%	29.5%	36.4%

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of June 30, 2012, we have recorded litigation reserves of $0.5 million against certain of those claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, comprehensive income or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress. See also “Part II, Item 1, Legal Proceedings”.

Additionally, this section should be read in conjunction with “Note 9 – Commitments and Contingencies,” which reports on a NOPA reissued by the IRS on November 2, 2010 with respect to the 2006, 2007 and 2008 taxable years of Crest, which we acquired on October 30, 2008. The IRS’s position could result in a charge to income tax expense of approximately $93.0 million, $53.5 million of which would be a result of additional taxes payable, including accrued interest, and $39.5 million of which would be a result of the reduction in recognized deferred tax assets. The case has been submitted to the IRS Appeals Office and our first hearing occurred on July 19, 2012. Resolution of this matter may not occur for a year or more. While we and the Selling Stockholders are continuing to vigorously contest the IRS’s claims, should the appeals process fail to overturn the IRS’s positions, should we be unable to preserve the corporate structure of the Crest subsidiaries and should we prove unable to effectively enforce the indemnification provisions in the SPA or should any amounts exceed the indemnity obligation, or ability to pay, of the indemnifying parties under the SPA, this could have a material adverse effect on the Company’s consolidated financial position, comprehensive income, cash flows and liquidity.

EMPLOYEES

As of June 30, 2012 we employed 848 full-time employees, 8 part-time employees and 31 temporary employees. Approximately 70% of our employees are represented by the IBEW. Our Master Collective Bargaining Agreement with the IBEW, as amended, that governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska expires on December 31, 2012. At June 30, 2012, we were engaged with the IBEW in the renegotiation of the Master Collective Bargaining Agreement. Management considers employee relations to be generally good.

ADDITIONAL INFORMATION

On April 20, 2012, we began offering the iPhone for sale to our wireless customers. We experienced significant demand for this product during the second quarter of 2012. Because we, consistent with other wireless carriers, subsidizes the cost of this device for our customers, we experienced an increase in COGS during the second quarter of 2012. We expect this trend to continue.

In 2010, Verizon purchased a 700 MHz block of wireless spectrum covering the state of Alaska, and in 2011 it began construction of a switching facility in Anchorage. We currently expect Verizon to enter the Alaska telecommunications market sometime during the second half of 2012. Given our limited market size, the impact from this increased competition is expected to be material, and will impact our future service and roaming revenue. We cannot reliably predict the size and pace of this impact on our revenues, but believe it is unlikely we will see any significant erosion in our roaming revenue stream until 2013. Given the increasing use of wireless data we expect roaming revenue to increase in the near to medium term. Our roaming revenue represented 11.1% of our total revenues in fiscal year 2011 and 12.5% in the six-month period ended June 30, 2012.

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional discussion on the application of these and other significant accounting policies, see “Note 1 – Summary of Significant Accounting Policies,” to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. These policies and estimates are considered critical because they had a material impact, or have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates.

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

As of June 30, 2012, we had outstanding debt under our Senior Credit Facility. Our credit facility exposes us to risk from changes in interest rates, specifically from changes in LIBOR, or, in certain cases, the prime rate, which are used to determine the interest rates that are applicable to borrowings under the Senior Credit Facility. To manage this risk, we purchased an interest rate cap that effectively capped LIBOR at 3.0% from January 1, 2011 to June 30, 2012. We have also entered into a series of forward floating-to-fixed interest rate swap agreements and a buy back of the 1.5% LIBOR floor that effectively fixes LIBOR on $385.0 million of the outstanding balance. These forward swaps began June 30, 2012 and expire on September 30, 2015. In conjunction with the potential consummation of the AWN Transaction and the potential impact on our future cash flows and borrowing levels, we will be reassessing our variable interest rate hedging strategy. Subject to future changes in certain variables including, but not limited to, LIBOR, consummation of the AWN Transaction, and our borrowing capacity, compliance with debt covenants and cash requirements, we may elect to terminate certain of the floating-to-fixed interest rate swap agreements. Termination of any of these agreements prior to their scheduled settlement date could result in cash termination fees and/or charges to earnings for unrealized gains and losses recorded to accumulated other comprehensive loss. Additionally, in the event borrowings underlying the hedged variable interest payments are extinguished before maturity, portions of the hedging agreements could become ineffective, resulting in the recognition of unrealized gains or losses. Management believes that it continued to meet the criteria for hedge accounting through June 30, 2012 and will continue to assess the criteria on a quarterly basis taking into consideration the potential impacts discussed above.

On June 30, 2012, we had outstanding $21.7 million aggregate principal amount of our 5.75% Notes and $120.0 million of our 6.25% Notes. The notes pay interest at a fixed rate and are subordinated to our obligations under our Senior Credit Facility as well as certain hedging agreements and other secured debt available under our Senior Credit Facility.

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

There was no change in our internal controls over financial reporting that occurred in the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of June 30, 2012 we have recorded litigation reserves of $0.5 million against certain current claims and legal actions. Other than as described above and as disclosed previously in Item 3 – “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Other than as described below, there have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The risk factors described below should be read in conjunction with those disclosed in our Form 10-K.

The Company may be unable to complete the formation of AWN and even if AWN is formed, it may not perform as expected.

The formation of AWN is subject to substantial contingencies, some of which are outside of the Company’s control. These contingencies include obtaining consents from governmental agencies, the Company’s represented work-force, and lenders. There may be substantial costs to obtaining these consents, which may include restructuring AWN’s proposed operating model to AWN’s or the Company’s detriment. Should the Company fail to obtain the required consents (or, where available, waivers thereof), the potential benefits of forming AWN may not materialize. If AWN is not formed, the Company’s financial results may suffer as a result of the transaction costs related to the attempt to form AWN. Even if AWN is formed, it may not be successful in its efforts to integrate, operate, and improve its wireless assets and business processes. AWN may not generate sufficient cash flow to pay dividends to the Company. Even if AWN pays dividends, those dividends may be less than expected or may otherwise result in the Company’s financial results being worse than if AWN had not been formed.

Under the AWN operating agreement the owner companies may experience reductions in their distributions from AWN if either owner does not maintain certain subscriber levels. This provision means that the preferred distributions to ACS could be subject to a downward adjustment

During the first four years following consummation of the AWN Transaction, ACS is eligible to receive preferential cash distributions totaling $50 million in each of years one and two, and $45 million in each of years three and four. After year four, GCI and ACS will generally receive distributions proportional to their ownership interests. Distributions payable to ACS during the first four years are subject to adjustment if there are certain decreases in ACS’s average number of wireless subscribers during a year. In years in which ACS fails to maintain required subscriber levels, its distributions will be reduced by $218.00 per average subscriber shortfall. The adjustments to ACS distributions are capped at $21.8 million during the first four years. In the fourth year, GCI will be required to pay ACS up to $21.8 million to the extent that it has not maintained a certain subscriber level and ACS has maintained its subscriber level.

Competition and limited device access may present continuing challenges to the Company

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

All industries that rely on technology in customer interactions are increasingly at risk for cyber-attacks. A cyber-attack could be levied against our network, causing disruption of operations and service, requiring implementation of greater network security measures, and resulting in lost revenue due to lost service. A cyber-attack could also be targeted to infiltrate customer proprietary data, breaching customer privacy, resulting in misuse of customer information, and possibly leading to litigation over privacy breaches and causing harm to the Company’s reputation. We rely on network monitoring, immediate notification of internal IT staff and IT management, and customer verification methods to guard against cyber-attacks. We also conduct periodic audits with external resources for verification and validation. We have established procedures to aid in discovering potential cyber-attacks and processes for notifying customers and any appropriate authorities in the event of a cyber-attack that impacts services or customer proprietary information.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit	Where Located

2.1	Asset Purchase and Contribution Agreement, dated as of June 4, 2012, among Alaska Communications Systems Group, Inc., General Communication, Inc., ACS Wireless, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless Network, LLC, with Form of First Amended and Restated Operating Agreement of The Alaska Wireless Network, LLC among The Alaska Wireless Network, LLC, GCI Wireless Holdings, LLC, ACS Wireless, Inc., Alaska Communications Systems Group, Inc. and General Communication, Inc. attached thereto as Exhibit A (portions of this Exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934)	Exhibit 2.1 to Form 8-K (filed 8/6/2012)

3.1	Amended and Restated By-Laws of Alaska Communications Systems Group, Inc.	Exhibit 3.1 to Form 8-K (filed 9/30/2011)

10.1	Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan (Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 25, 2012).	Exhibit 10.1 to Form S-8 File No.333-181660 (filed May 24, 2012)

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2012	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne Graham
Wayne Graham
Chief Financial Officer
(Principal Accounting Officer)