Form 10-K/A
period 2009-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2012-09-14
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

Alaska Communications Systems Group, Inc. (“Company”) is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was originally filed on March 9, 2010.

The purpose of this Amendment is to amend Item 9A. Controls and Procedures, to provide the disclosures required by Item 308 of Regulation S-K in “Management’s Report on Internal Control Over Financial Reporting” and amend the Company’s “Evaluation of Disclosure Controls and Procedures” to reflect the deficiency in “Management’s Report on Internal Control Over Financial Reporting” as originally filed on Form 10-K on March 9, 2010.

Except as expressly stated in this Amendment, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained in the Amendment, including the cover page, to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment must be read in conjunction with the Company’s other filings, including amendments to those filings, if any.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2009

PART II
Item 9A. Controls and Procedures	4
SIGNATURES	5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART II

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

Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

The determination that our disclosure controls and procedures were not effective was the result of an administrative error, due to an insufficiently detailed compliance verification process relative to certain Regulation S-K disclosures, causing Management’s Report on Internal Control over Financial Reporting not to meet the requirements of Item 308 of Regulation S-K. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that our internal control was effective as of December 31, 2009; however, we did not properly disclose management’s responsibility for establishing and maintaining adequate internal controls over financial reporting under an appropriate framework, our conclusion regarding the effectiveness of our internal control over financial reporting, nor did we make reference to the attestation report provided by our independent registered public accounting firm in Item 8 of this annual report.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation using the Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred in the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2012	Alaska Communications Systems Group, Inc.

	By:	/s/Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anand Vadapalli Anand Vadapalli	President and Chief Executive Officer and Director (Principal Executive Officer)	September 14, 2012

/s/ Wayne Graham Wayne Graham	Chief Financial Officer (Principal Financial and Accounting Officer)	September 14, 2012

/s/ Edward J. Hayes, Jr. Edward J. Hayes, Jr.	Chairman of the Board of Directors	September 14, 2012

/s/ Margaret L. Brown Margaret L. Brown	Director	September 14, 2012

s/ David W. Karp David W. Karp	Director	September 14, 2012

s/ Peter D. Ley Peter D. Ley	Director	September 14, 2012

/s/ Brian A. Ross Brian A. Ross	Director	September 14, 2012

/s/ John N. Wanamaker John N. Wanamaker	Director	September 14, 2012

5