Form 10-K/A
period 2010-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2012-09-14
CIK 1089511

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

Explanatory Note

Alaska Communications Systems Group, Inc. (“Company”) is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was originally filed on February 28, 2011.

The purpose of this Amendment is to amend Item 9A. Controls and Procedures, to provide the disclosures required by Item 308 of Regulation S-K in “Management’s Report on Internal Control Over Financial Reporting” and amend the Company’s “Evaluation of Disclosure Controls and Procedures” to reflect the deficiency in “Management’s Report on Internal Control Over Financial Reporting” as originally filed on Form 10-K on February 28, 2011.

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

FOR THE YEAR ENDED DECEMBER 31, 2010

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

The determination that our disclosure controls and procedures were not effective was the result of an administrative error, due to an insufficiently detailed compliance verification process relative to certain Regulation S-K disclosures, causing Management’s Report on Internal Control over Financial Reporting not to meet the requirements of Item 308 of Regulation S-K. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that our internal control was effective as of December 31, 2010; however, we did not properly disclose management’s responsibility for establishing and maintaining adequate internal controls over financial reporting under an appropriate framework, our conclusion regarding the effectiveness of our internal control over financial reporting, nor did we make reference to the attestation report provided by our independent registered public accounting firm in Item 8 of this annual report.

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

Based on our evaluation using the Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Signature	Title	Date

/s/ Anand Vadapalli Anand Vadapalli	President and Chief Executive Officer and Director (Principal Executive Officer)	September 14, 2012

/s/ Wayne Graham Wayne Graham	Chief Financial Officer (Principal Financial and Accounting Officer)	September 14, 2012

/s/ Edward J. Hayes, Jr.	Chairman of the Board of Directors	September 14, 2012
Edward J. Hayes, Jr.

/s/ Margaret L. Brown	Director	September 14, 2012
Margaret L. Brown

/s/ David W. Karp	Director	September 14, 2012
David W. Karp

/s/ Peter D. Ley	Director	September 14, 2012
Peter D. Ley

/s/ Brian A. Ross	Director	September 14, 2012
Brian A. Ross

/s/ John N. Wanamaker	Director	September 14, 2012
John N. Wanamaker

5