Form 10-K/A
period 2011-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2012-09-14
CIK 1089511

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

Explanatory Note

Alaska Communications Systems Group, Inc. (“Company”) is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was originally filed on March 2, 2012.

The purpose of this Amendment is as follows:

1.	Amend Item 9A. Controls and Procedures, to provide the disclosures required by Item 308 of Regulation S-K in “Management’s Report on Internal Control Over Financial Reporting” and amend the Company’s “Evaluation of Disclosure Controls and Procedures” to reflect the deficiency in “Management’s Report on Internal Control Over Financial Reporting” as originally filed on Form 10-K on March 2, 2012.

2.	Amend Item 14. Principal Accounting Fees and Services, to provide the Company’s Audit Committee’s pre-approval policy for audit services.

3.	Amend Item 15. Exhibits, Financial Statement Schedules, to file the employment arrangement of Mr. Michael Todd as an exhibit to this Report on Form 10-K/A.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2011

PART II

Item 9A. Controls and Procedures	4

PART III

Item 14. Principal Accounting Fees and Services	5

PART IV

Item 15. Exhibits, Financial Statement Schedules	5

SIGNATURES	9

Exhibit 10.37

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

The determination that our disclosure controls and procedures were not effective was the result of an administrative error, due to an insufficiently detailed compliance verification process relative to certain Regulation S-K disclosures, causing Management’s Report on Internal Control over Financial Reporting not to meet the requirements of Item 308 of Regulation S-K. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that our internal control was effective as of December 31, 2011; however, we did not properly disclose management’s responsibility for establishing and maintaining adequate internal controls over financial reporting under an appropriate framework, our conclusion regarding the effectiveness of our internal control over financial reporting, nor did we make reference to the attestation report provided by our independent registered public accounting firm in Item 8 of this annual report.

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

Based on our evaluation using the Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

PART III

Item 14. Principal Accounting Fees and Services

Information on our principal accounting fees and services is incorporated into this Form 10-K by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders.

Pre-Approval Policy for Audit Services

Before the Independent Auditor is engaged by the Company or its subsidiaries to render audit or non-audit services, the Company’s Audit Committee (“Committee”) shall pre-approve the engagement. Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Committee regarding the Company’s engagement of the Independent Auditor, provided the policies and procedures are detailed as to particular service, the Committee is informed of each service provided and such policies and procedures do not include delegation of the Committee’s responsibilities under the Exchange Act to the Company’s management. The Committee may delegate to one or more designated members of the Committee the authority to grant pre-approvals, provided such approvals are presented to the Committee at a subsequent meeting. If the Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Committee must be informed of each non-audit service provided by the Independent Auditor. Committee pre-approval of non-audit services (other than review and attest services) also will not be required if such services fall within available exceptions established by the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements: Our consolidated financial statements are submitted as a separate section of this Form 10-K. See “Index to Consolidated Financial Statements” which appears on page F-1.

(2)	Financial Statement Schedules: Our financial statement schedules for the Company and its subsidiaries are submitted as a separate section of this Form 10-K. See “Index to Consolidated Financial Statements” that appears on page F-1 hereof.

(3)	Exhibits: The exhibits to this report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are exhibits of the Registrant and are incorporated herein by reference as exhibits thereto.

Exhibit No.	Exhibit	Where Located

2.1**	Stock Purchase Agreement, dated April 1, 2008, by and among the Registrant, Crest Communications Corporations Group, Inc., and the selling stockholders specified therein.	Exhibit 2.1 to Form 8-K (filed 8/07/2008)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Exhibit to Form S-1/A File No. 333-888753 (filed 11/17/1999)

3.2	Amended and Restated Bylaws of the Registrant.	Exhibit 3.1 to Form 8-K (filed 9/30/2011)

4.1	Specimen of Common Stock Certificate.	Exhibit to Form S-1/A File No. 333-888753 (filed 11/17/1999)

4.2	Indenture, dated April 8, 2008, by and among the Registrant, the guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee, with respect to the Registrant’s 5.75% Convertible Notes due 2013.	Exhibit 4.1 to Form 8-K (filed 4/14/2008)

4.3	Registration Rights Agreement dated April 8, 2008 by and among the Registrant, the guarantors named therein, and the Initial Purchasers named therein.	Exhibit 4.2 to Form 8-K (filed 4/14/2008)

4.4	Indenture, dated as of May 10, 2011, by and among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, with respect to 6.25% Convertible Notes due 2018.	Exhibit 4.1 to Form 8-K (filed 5/11/2011)

10.1*	ALEC Holdings, Inc. 1999 Stock Incentive Plan.	Exhibit 10.10 to Form S-4 File No. 333-82361 (filed 7/7/1999)

10.2*	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit to Form S-1/A File No. 333-888753 (filed 11/17/1999)

10.3*	Form of Restricted Stock Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan.	Exhibit 10.1 to Form 10-Q (filed 8/3/2007)

10.4*	Form of Performance Share Unit Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan.	Exhibit 99.1 to Form 8-K/A (filed 6/12/2008)

10.5*	Amendment to Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit 10.5 to Form 10-K (filed 3/9/2010)

10.6*	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit to Form S-1/A File No. 333-888753 (filed 11/17/1999)

10.7*	Amendment to Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit 10.7 to Form 10-K (filed 3/9/2010)

10.8*	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit to Form S-1/A File No. 333-888753 (filed 11/17/1999)

10.9*	Amendment to Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit 10.9 to Form 10-K (filed 3/9/2010)

10.10*	Amended and Restated Employment Agreement, dated as of September 22, 2008, between Alaska Communications Systems Group, Inc. and Liane Pelletier.	Exhibit 10.1 to Form 8-K (filed 9/26/2008)

10.11	Letter of Amendment to Employment Agreement for Liane Pelletier, dated December 1, 2010, between Alaska Communications Systems Group, Inc. and Liane Pelletier.	Exhibit 10.1 to Form 8-K (filed 12/03/2010)

10.12*	Amended and Restated Employment Agreement, dated as of January 5, 2009 between Alaska Communications Systems Group, Inc. and David Wilson.	Exhibit 10.1 to Form 8-K (filed 01/09/2009)

10.13	Credit Agreement, dated February 1, 2005, among the Registrant, Alaska Communications Systems Holdings, Inc., the lenders party thereto, and Canadian Imperial Bank of Commerce, as Administrative Agent.	Exhibit 10.1 to Form 8-K (filed 2/2/2005)

10.14	Consent and Amendment No. 1, dated July 15, 2005, among the Registrant, Alaska Communications Systems Holdings, Inc., the lenders party thereto, and Canadian Imperial Bank of Commerce as Administrative Agent.	Exhibit 1.1 to Form 8-K (filed 7/21/2005)

10.15	Consent and Amendment No. 2, dated February 22, 2006, among the Registrant, Alaska Communications Systems Holdings, Inc., the lenders party thereto, and Canadian Imperial Bank of Commerce as Administrative Agent.	Exhibit 10.2 to Form 8-K (filed 2/27/2006)

10.16	Master Agreement, dated November 7, 1999, by and between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union 1547.	Exhibit 99.3 to Form 8-K (filed 3/7/2005)

10.17	Letter Agreement, dated March 1, 2005, by and between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union 1547.	Exhibit 99.4 to Form 8-K (filed 3/7/2005)

10.18*	2006 Officer Severance Program.	Exhibit 99.1 to Form 8-K (filed 7/17/2006)

10.19*	2008 Officer Severance Policy.	Exhibit 10.2 to Form 8-K (filed 12/24/2008)

10.20*	2010 Officer Severance Policy.	Exhibit 10.1 to Form 8-K (filed 11/04/2010)

10.21**	Supply and Construction Contract, dated October 23, 2007, between ACS Cable Systems, Inc. and Tyco Telecommunications (US), Inc.	Exhibit 10.23 to Form 10-K (filed 3/20/2008)

10.22*	Executive Employment Agreement, dated as of November 7, 2007 between Alaska Communications Systems Group, Inc. and Leonard Steinberg.	Exhibit 10.24 to Form 10-K (filed 3/20/2008)

10.23	Purchase Agreement, dated April 2, 2008, by and among Alaska Communications Systems Group, Inc., the guarantors listed therein and the Initial Purchasers, regarding the Registrant’s 5.75% Convertible Notes due 2013.	Exhibit 10.1 to Form 8-K (filed 4/14/2008)

10.24	Confirmations of Convertible Bond Hedges by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.2 to Form 8-K (filed 4/14/2008)

10.25	Confirmations of Warrant Transactions by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.3 to Form 8-K (filed 4/14/2008)

10.26*	Executive Employment Agreement, dated as of December 19, 2008 between the Registrant and Anand Vadapalli.	Exhibit 10.1 to Form 8-K (filed 12/24/2008)

10.27*	Amendment to Amended and Restated Employment Agreement, dated February 8, 2010 between the Registrant and Anand Vadapalli.	Exhibit 10.1 to Form 8-K (filed 2/12/2010)

10.28	Credit Agreement, dated as of October 21, 2010, by and among Alaska Communications Systems Holdings, Inc., as Borrower, Alaska Communications Systems Group, Inc, as Parent, several banks and other financial institutions or entities, as lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Exhibit 10.1 to Form 8-K (filed 2/26/2010)

10.29*	Employment Agreement between Alaska Communications Systems Group, Inc., and Anand Vadapalli entered into on February 21, 2011.	Exhibit 10.1 to Form 8-K (filed 2/24/2011)

10.30*	Amendment to Employment Agreement between Alaska Communications Systems Group, Inc., and David Wilson entered into on February 25, 2011.	Exhibit 10.1 to Form 8-K (filed 3/5/2011)

10.31*	Employment Agreement between Alaska Communications Systems Group, Inc., and Wayne Graham entered into on February 21, 2011.	Exhibit 10.2 to Form 8-K (filed 3/5/2011)

10.32*	Purchase Agreement, dated May 4, 2011, by and among the Company, the Guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers name therein.	Exhibit 10.1 to Form 8-K (filed 5/11/2011)

10.33*	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan Restricted Stock Unit Agreement.	Exhibit 10.1 to Form 8-K (filed 7/8/2011)

10.34*	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan Performance Stock Unit Agreement.	Exhibit 10.2 to Form 8-K (filed 7/8/2011)

10.35*	Alaska Communications Systems Group, Inc. Post-Employment Stock Incentive Award Vesting Policy.	Exhibit 10.3 to Form 8-K (filed 7/8/2011)

10.36*	Employment Arrangement between the Company and Leonard Steinberg.	Exhibit 10.1 to Form 8-K (filed 1/26/2012)

10.37*	Employment Arrangement between the Company and Michael Todd.	Filed herewith

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Form 10-K (filed 3/2/2012)

23.1	Consent of KPMG LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.	Exhibit 23.1 to Form 10-K (filed 3/2/2012)

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
**	Confidential treatment of certain portions of this exhibit has been requested pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.

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

Signature	Title	Date

/s/ Anand Vadapalli Anand Vadapalli	President and Chief Executive Officer and Director (Principal Executive Officer)	September 14, 2012

/s/ Wayne Graham Wayne Graham	Chief Financial Officer (Principal Financial and Accounting Officer)	September 14, 2012

/s/ Edward J. Hayes, Jr. Edward J. Hayes, Jr.	Chairman of the Board of Directors	September 14, 2012

/s/ Margaret L. Brown Margaret L. Brown	Director	September 14, 2012

/s/ David W. Karp David W. Karp	Director	September 14, 2012

/s/ Peter D. Ley Peter D. Ley	Director	September 14, 2012

/s/ Brian A. Ross Brian A. Ross	Director	September 14, 2012

/s/ John N. Wanamaker John N. Wanamaker	Director	September 14, 2012