Form 10-Q
period 2012-09-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2012-11-05
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of October 19, 2012, there were outstanding 45,677,310 shares of Common Stock, $.01 par value, of the registrant.

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets (Unaudited) As of September 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) For the Three and Nine Months Ended September 30, 2012 and 2011	4

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited) For the Nine Months Ended September 30, 2012	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2012 and 2011	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II.	Other Information

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

Signatures		42
Exhibit 2.1
Exhibit 2.2
Exhibit 3.1
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.INS
Exhibit 101.SCH
Exhibit 101.CAL
Exhibit 101.DEF
Exhibit 101.LAB
Exhibit 101.PRE

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$19,039	$20,490
Restricted cash	6,027	4,956
Accounts receivable-trade, net of allowance of $6,008 and $5,788	40,157	36,986
Materials and supplies	9,355	5,412
Prepayments and other current assets	6,097	4,920
Deferred income taxes	8,681	6,596

Total current assets	89,356	79,360

Property, plant and equipment	1,447,403	1,428,597
Less: accumulated depreciation and amortization	(1,043,372)	(1,023,360)

Property, plant and equipment, net	404,031	405,237

Goodwill	8,850	8,850
Intangible assets, net	24,123	24,118
Debt issuance costs	8,022	9,515
Deferred income taxes	66,622	72,814
Equity method investment	2,073	2,060
Other assets	4,803	3,154

Total assets	$607,880	$605,108

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$27,034	$30,930
Accounts payable, accrued and other current liabilities	51,931	48,919
Advance billings and customer deposits	8,797	9,218

Total current liabilities	87,762	89,067

Long-term obligations, net of current portion	536,167	538,624
Other long-term liabilities	30,006	28,340

Total liabilities	653,935	656,031

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized; 45,677 and 45,300 issued and outstanding, at September 30, 2012 and December 31, 2011, respectively	457	453
Additional paid in capital	141,892	144,631
Accumulated deficit	(179,102)	(187,688)
Accumulated other comprehensive loss	(9,302)	(8,319)

Total stockholders’ deficit	(46,055)	(50,923)

Total liabilities and stockholders’ equity (deficit)	$607,880	$605,108

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Operating revenues	$96,795	$90,306	$272,754	$261,842

Operating expenses:
Cost of services and sales	36,346	34,505	111,602	100,880
Selling, general and administrative	25,437	24,121	80,374	68,385
Depreciation and amortization	12,932	14,392	38,452	43,510
Gain on disposal of assets, net	(2,559)	(709)	(2,140)	(590)

Total operating expenses	72,156	72,309	228,288	212,185

Operating income	24,639	17,997	44,466	49,657

Other income and expense:
Interest expense	(10,268)	(9,529)	(29,203)	(28,815)
Loss on extinguishment of debt	—	—	(323)	(13,445)
Interest income	9	10	31	26
Other	—	174	—	174

Total other income and expense	(10,259)	(9,345)	(29,495)	(42,060)

Income before income tax expense	14,380	8,652	14,971	7,597

Income tax expense	(6,136)	(9,468)	(6,385)	(9,369)

Net income (loss)	8,244	(816)	8,586	(1,772)

Other comprehensive income (loss):
Minimum pension liability adjustment	199	183	541	550
Income tax effect	(82)	(75)	(222)	(226)
Interest rate swap marked to fair value	314	(8,028)	(2,209)	(14,417)
Income tax effect	(129)	3,299	907	5,925

Total other comprehensive income (loss)	302	(4,621)	(983)	(8,168)

Total comprehensive income (loss)	$8,546	$(5,437)	$7,603	$(9,940)

Net income (loss) per share:
Basic	$0.18	$(0.02)	$0.19	$(0.04)

Diluted	$0.17	$(0.02)	$0.19	$(0.04)

Cash dividends declared per common share	$0.050	$0.215	$0.150	$0.645

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

Nine Months Ended September 30, 2012

(Unaudited, In Thousands Except Per Share Amounts)

	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit

Balance, December 31, 2011	45,300	$453	$144,631	$(187,688)	$(8,319)	$(50,923)

Total comprehensive income (loss)	—	—	—	8,586	(983)	7,603

Dividends declared	—	—	(6,849)	—	—	(6,849)

Stock compensation	—	—	2,662	—	—	2,662

Equity component of convertible note issuance net of tax benefit	—	—	1,267	—	—	1,267

Extinguishment of convertible note options	—	—	(108)	—	—	(108)

Tax benefit of convertible note call options	—	—	357	—	—	357

Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(243)	—	—	(243)

Issuance of common stock, pursuant to stock plans, $.01 par	377	4	175	—	—	179

Balance, September 30, 2012	45,677	$457	$141,892	$(179,102)	$(9,302)	$(46,055)

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$8,586	$(1,772)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,452	43,510
Amortization of debt issuance costs and debt discount	4,382	11,507
Stock-based compensation	2,662	2,620
Deferred income tax expense	6,385	8,735
Provision for uncollectible accounts	1,836	1,468
Earnings in excess of distributions from equity method investment	(13)	—
Other non-cash expense, net	(2,042)	(292)
Changes in operating assets and liabilities	(4,038)	(8,225)

Net cash provided by operating activities	56,210	57,551

Cash Flows from Investing Activities:
Capital expenditures	(37,715)	(33,463)
Change in unsettled capital expenditures	(5,648)	(943)
Proceeds on sale of assets	2,923	2,665
Net change in non-current investments	—	529
Net change in restricted cash	(1,071)	(129)

Net cash used by investing activities	(41,511)	(31,341)

Cash Flows from Financing Activities:
Repayments of long-term debt	(9,255)	(102,738)
Proceeds from the issuance of long-term debt	—	120,000
Debt issuance costs	—	(4,448)
Payment of cash dividend on common stock	(6,831)	(29,082)
Payment of withholding taxes on stock-based compensation	(243)	(2,030)
Proceeds from the issuance of common stock	179	199

Net cash used by financing activities	(16,150)	(18,099)

Change in cash and cash equivalents	(1,451)	8,111
Cash and cash equivalents, beginning of period	20,490	15,316

Cash and cash equivalents, end of period	$19,039	$23,427

Supplemental Cash Flow Data:
Interest paid	$24,799	$24,415
Income tax refunds	$24	$—

Supplemental Non-cash Transactions:
Property acquired under capital leases	$(24)	$1,841
Dividend declared, but not paid	$2,286	$9,736
Additions to ARO asset	$78	$118

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

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position, comprehensive income and cash flows of Alaska Communications Systems Group, Inc. and the following wholly owned subsidiaries:

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income and cash flows for all periods presented. The comprehensive income for the three and nine months ended September 30, 2012, are not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2011 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing for Goodwill Impairment (“ASU 2011-08”). This ASU amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the performance of the two-step goodwill impairment test is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and was adopted by the Company in the first quarter of 2012. The Company conducts its annual assessment of goodwill during the fourth quarter. Adoption did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). This ASU permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more-likely-than-not that an indefinite-lived intangible asset is impaired, the fair value of the asset is to be compared with its carrying value. If the carrying value exceeds the fair value, an impairment loss is recognized in the amount of that excess. An entity also has the option to bypass the qualitative assessment provided by ASU 2012-02 for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, or the Company’s 2013 fiscal year. Early adoption is permitted. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.

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

The fair values of cash and cash equivalents, restricted cash, net accounts receivable, and payable, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The fair value of the Company’s 2010 Senior Secured Credit Facility (“Senior Credit Facility”), convertible notes and other long-term obligations of $493,951 at September 30, 2012, were estimated based primarily on quoted market prices (Level 1). The carrying values of these liabilities totaled $563,201 at September 30, 2012.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, at each hierarchical level:

	September 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Other long-term liabilities
Interest rate swaps	$(10,687)	$—	$(10,687)	$—	$(8,478)	$—	$(8,478)	$—

The Company uses derivative financial instruments to hedge variable interest rate debt to manage interest rate risk. To the extent that derivative financial instruments are outstanding as of a period end, the fair value of those instruments, represented by the estimated amount the Company would receive or pay to terminate the agreement, is reported on the balance sheet.

Derivative contracts, included in Other long-term liabilities at September 30, 2012 and December 31, 2011, were comprised of forward floating-to-fixed interest rate swaps that are valued using models based on readily observable market parameters for all substantial terms and are classified within Level 2.

See “Note 10 – Subsequent Events” for a description of the amendment to the Company’s Senior Credit Facility effective November 1, 2012 and its expected effect on the Company’s forward floating-to-fixed interest rate swaps.

3.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at September 30, 2012 and December 31, 2011, respectively:

	2012	2011
2010 senior credit facility term loan due 2016	$432,300	$435,600
Debt discount - 2010 senior credit facility term loan due 2016	(2,981)	(3,528)
6.25% convertible notes due 2018	120,000	120,000
Debt discount - 6.25% convertible notes due 2018	(12,032)	(13,343)
5.75% convertible notes due 2013	21,660	26,660
Debt discount - 5.75% convertible notes due 2013	(460)	(1,529)
Capital leases and other long-term obligations	4,714	5,694

	563,201	569,554
Less current portion	(27,034)	(30,930)

Long-term obligations, net of current portion	$536,167	$538,624

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

3.	LONG-TERM OBLIGATIONS (Continued)

As of September 30, 2012, the aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to September 30, 2012, were as follows:

2012 (October 1 - December 31)	$23,202
2013 (January 1 - December 31)	5,558
2014 (January 1 - December 31)	5,104
2015 (January 1 - December 31)	4,690
2016 (January 1 - December 31)	418,337
2017 (January 1 - December 31)	390
Thereafter	121,393

$578,674

See “Note 10 – Subsequent Events” for a description of the amendment to the Company’s Senior Credit Facility effective November 1, 2012.

4.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following at September 30, 2012 and December 31, 2011, respectively:

	2012	2011
Minimum pension liability adjustment	$(3,006)	$(3,325)
Interest rate swaps	(6,296)	(4,994)

Accumulated other comprehensive loss	$(9,302)	$(8,319)

See “Note 10 – Subsequent Events” for a description of the amendment to the Company’s Senior Credit Facility effective November 1, 2012 and its expected effect on the Company’s forward floating-to-fixed interest rate swaps.

5.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, stock options, restricted stock, stock-settled stock appreciation rights (“SSARs”), performance share units and other awards may be granted to officers, employees, consultants, and non-employee directors.

The following table summarizes the activity for SSARs and stock options for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	317	$8.64
Granted	—	—
Exercised	—	—
Canceled or expired	(6)	8.00

Outstanding at September 30, 2012	311	8.66	1.29	$—

Exercisable at September 30, 2012	311	$8.66	1.29	$—

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

5.	STOCK INCENTIVE PLANS (Continued)

The following table summarizes the activity for restricted stock units, long-term incentive awards and non-employee director stock compensation for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Fair Value
Nonvested at December 31, 2011	1,072	$7.35
Granted	610	2.66
Vested	(251)	6.80
Canceled or expired	(103)	5.63

Nonvested at September 30, 2012	1,328	$5.43

The following table summarizes the activity for performance share units for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Fair Value
Nonvested at December 31, 2011	290	$7.66
Granted	639	2.69
Vested	(96)	6.51
Canceled or expired	(67)	2.79

Nonvested at September 30, 2012	766	$4.08

The following table summarizes the assumptions used for valuation of equity instruments granted during the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Restricted stock:
Risk free rate	0.18% - 0.21%	0% - 8.48%
Quarterly dividend per share	$0.05	$0.215

The following table provides selected information about the Company’s share-based compensation for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total compensation cost for share-based payments	$969	$1,188	$2,662	$2,620
Weighted average grant-date fair value of equity instruments granted (per share)	$2.25	$8.00	2.68	$8.04
Total fair value of shares vested during the period	$100	$99	2,534	4,111
Total intrinsic value of options exercised	$—	$—	—	1,930
Unamortized share-based payments	$2,839	$5,119	2,839	2,887
Weighted average period (in years) to be recognized as expense	1.3	2.2	1.3	2.2

The Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan (“2012 ESPP”) was approved by the Company’s shareholders in June 2012 and replaced the Alaska Communications Systems

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

5.	STOCK INCENTIVE PLANS (Continued)

Group, Inc. 1999 Employee Stock Purchase Plan, as amended (“1999 ESPP”). The 2012 ESPP will terminate upon the earlier of (i) the last exercise date prior to the tenth anniversary of the adoption date, unless sooner terminated in accordance with the 2012 ESPP; or (ii) the date on which all purchase rights are exercised in connection with a change in ownership of the Company. The terms of the 2012 ESPP are similar to those of the 1999 ESPP. Under the terms of the 2012 ESPP, all ACS employees and all employees of designated subsidiaries generally will be eligible to participate in the 2012 ESPP, other than employees whose customary employment is not more than 20 hours per week and five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code. A participant in the 2012 ESPP will be granted a purchase right to acquire shares of common stock at six-month intervals on an ongoing basis, subject to the continuing availability of shares under the 2012 ESPP. Each participant may authorize periodic payroll deductions in any multiple of 1% (up to a maximum of 15%) of eligible compensation to be applied to the acquisition of common stock at semiannual intervals. The 2012 ESPP imposes certain limitations upon a participant’s rights to acquire common stock, including (i) purchase rights granted to a participant may not permit the individual to purchase more than $25 worth of common stock for each calendar year in which those purchase rights are outstanding at any time; (ii) purchase rights may not be granted to any individual if the individual would, immediately after the grant, own or hold outstanding options or other rights to purchase, stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or any of its subsidiaries; and (iii) no participant may purchase more than 10 shares of common stock during any six month offering period. The offering dates are January 1 and July 1 and the purchase dates are June 30 and December 31. The initial purchase date under the 2012 ESPP is December 31, 2012. Shares are purchased on the open market or issued from authorized but unissued shares on behalf of the participant on the purchase date. No participant will have any shareholder rights with respect to the shares covered by their purchase rights until the shares are actually purchased on the participant’s behalf. No adjustments will be made for dividends, distributions or other rights for which the record date is prior to the date of the actual purchase.

The Company reserved 1,500 shares of its common stock for issuance under the 2012 ESPP, which were also available for issuance for the January 1, 2012 through June 30, 2012 offering period under the 1999 ESPP. Any shares issued to employees in respect to the January 1, 2012 through June 30, 2012 offering period under the 1999 ESPP reduced (on a one for one basis) the aggregate number of shares available for issuance thereafter under the 2012 ESPP. Since adoption of the 1999 ESPP, an aggregate of 1,050 shares of common stock were reserved for issuance under the 1999 ESPP, and 1,017 shares were issued. The remaining 33 shares will not be added to the 1,500 new shares reserved for issuance under the 2012 ESPP. The fair value of each purchase right under the 2012 ESPP and 1999 ESPP is charged to compensation expense over the offering period to which the right pertains, and is reflected in total compensation cost for share-based payments in the above table.

6.	EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company and the tax-effected interest expense attributable to the Company’s 5.75% Convertible Notes due 2013 (“5.75% Notes) and 6.25% Convertible Notes due 2016 (“6.25% Notes”) (collectively, “convertible notes”). The Company includes dilutive stock options based on the “treasury stock method.” Due to the Company’s net loss for the three and nine months ended September 30, 2011, 1,761 potential common share equivalents, which consisted of options, restricted stock and SSARs granted to employees, and deferred shares granted to directors, were anti-dilutive and excluded from the calculation. In the three and nine months ended September 30, 2012, 311 options and SSARs were out-of-the-money and therefore excluded from the calculation. Additionally, shares related to the Company’s convertible notes, which were anti-dilutive for the nine month period ended September 30, 2012 and the three and nine month periods ended September 30, 2011, were excluded.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

6.	EARNINGS PER SHARE (Continued)

The calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss) applicable to common shares	$8,244	$(816)	$8,586	$(1,772)
Tax-effected interest expense attributable to convertible notes	1,808	—	—	—

Net income (loss) assuming dilution	$10,052	$(816)	$8,586	$(1,772)

Weighted average common shares outstanding:
Basic shares	45,664	45,202	45,511	45,061
Effect of stock-based compensation	422	—	295	—
Effect of convertible notes	13,351	—	—	—

Diluted shares	59,437	45,202	45,806	45,061

Earnings (loss) per share:
Basic	$0.18	$(0.02)	$0.19	$(0.04)

Diluted	$0.17	$(0.02)	$0.19	$(0.04)

7.	RETIREMENT PLANS

Multi-employer Defined Benefit Plan

Pension benefits for substantially all of the Company’s Alaska-based employees are provided through the Alaska Electrical Pension Fund (“AEPF”). The Company pays a contractual hourly amount based on employee classification or base compensation to the AEPF.

See “Note 10 – Subsequent Events” for a summary of the amendment to the Company’s Collective Bargaining Agreement (“CBA”) with the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”) and the expected effect of the amendment on the Company’s obligation regarding payments to the AEPF and its defined contribution plan beginning in 2013.

Defined Benefit Plan

The Company has a legacy defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999.

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest cost	$179	$187	$466	$562
Expected return on plan assets	(174)	(213)	(440)	(639)
Amortization of loss	199	183	541	550

Net periodic pension expense	$204	$157	$567	$473

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

8.	BUSINESS SEGMENTS

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

As a result of the Company’s reorganization of its reporting structure, goodwill, assets other than goodwill and liabilities were reassigned to a single reporting unit. No indicators of goodwill impairment were present as of September 30, 2012.

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

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of approximately $525 at September 30, 2012 against certain current claims and legal actions. The Company is presently a defendant in a class action lawsuit; however, it does not believe that the plaintiff class, if finally certified, is more likely than not to prevail. Accordingly, no amounts have been recorded for this matter. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

Alaska Wireless Network Transaction

On June 4, 2012, the Company entered into an Asset Purchase and Contribution Agreement with General Communication, Inc., (“GCI”), ACS Wireless, Inc., a wholly owned subsidiary of ACS (the “ACS Member”), GCI Wireless Holdings, LLC, a wholly owned subsidiary of GCI (the “GCI Member”) and The Alaska Wireless Network, LLC, a wholly owned subsidiary of GCI (“AWN”), for the purpose of combining their wireless networks into AWN as described below (the “AWN Transaction”). ACS will own one-third of AWN and GCI will own two-thirds of AWN.

Pursuant to the Asset Purchase and Contribution Agreement, ACS will cause one or more of its affiliates to sell to the GCI Member certain assets used primarily in ACS’s wireless operations (the “Purchased Assets”) for a cash payment of $100,000. Both the ACS Member and the GCI Member will contribute to AWN all the assets used primarily in each of ACS’s and GCI’s respective wireless operations, including, in the case of the GCI Member, the Purchased Assets. The assets to be contributed include spectrum licenses, cell sites and backhaul facilities, switching systems and certain other assets necessary to operate the combined Alaska state-wide wireless network being contributed to AWN. ACS and GCI will not contribute certain “Excluded Assets”, which include cash, accounts receivable and subscriber agreements. AWN will assume from ACS and GCI post-closing liabilities of ACS and GCI, and their respective affiliates, under contracts assumed by AWN and certain other liabilities. All other liabilities will be retained by ACS or GCI, or their respective affiliates.

Consummation of the transactions is subject to various conditions, including the consent of the Federal Communications Commission (“FCC”), the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions. The parties to the Contribution Agreement expect to consummate the transactions no later than the second quarter of 2013.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

9.	COMMITMENTS AND CONTINGENCIES (Continued)

On October 1, 2012, the parties to the Asset Purchase and Contribution Agreement amended the agreement to, among other things, extend the date by which the agreement of ACS’s lenders would need to be obtained to November 2, 2012, and extend the date by which consent of the IBEW would need to be obtained to January 31, 2013.

On October 4, 2012, the CBA with the IBEW, as amended to reflect the waiver of the provisions referenced above, was ratified by the IBEW membership. See “Note 10 – Subsequent Events” for a summary of this amendment.

On November 1, 2012, the Company entered into an amendment of its Senior Credit Facility whereby the agreement of its lenders was obtained. See “Note 10 – Subsequent Events” for a summary of this amendment.

The Asset Purchase and Contribution Agreement contains certain termination rights for each of the parties. In the event the Contribution Agreement is terminated by ACS or GCI because GCI and its affiliates (in the case of a termination by ACS) or ACS and its affiliates (in the case of a termination by GCI) fail to maintain certain material non-regulatory consents, the non-terminating party would be required to pay the terminating party a termination fee of $5,000. If ACS terminates to accept a superior proposal, ACS would be required to pay GCI a $20,000 fee, and if GCI terminates to accept a superior proposal, GCI would be required to pay ACS a $40,000 fee.

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

On November 2, 2010, the IRS reissued their original NOPA and issued four additional NOPAs which restated their original position on debt versus equity and assessed the Company for accuracy related penalties and for adjustments to the tax treatment of optical cables, fibers and related conduit. On May 31, 2011, the IRS issued a 30-day letter and revenue agent’s report which restated the IRS’s position in the NOPAs while adding certain additional adjustments. In the third quarter of 2011, the IRS sent a rebuttal letter to the Company’s responses to the NOPAs discussed above. The case was submitted to the IRS’s Appeals Office and the Company’s first hearing occurred on July 19, 2012. Resolution of this matter may not occur for a year or more. The cancellation of indebtedness income at the amounts set out in the above IRS documents could result in a charge to income tax expense of approximately $93,738, $54,248 of which would be a result of additional taxes payable, including accrued interest, and $39,490 of which would be a result of the reduction in recognized deferred tax assets. For the Company’s 2008 and 2009 Federal tax returns the IRS proposed to disallow $862 in depreciation and amortization, consistent with the above positions.

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

The Company’s final purchase price for Crest included $4,169 of cash consideration placed in an escrow account to be used for the settlement of any potential claims of misrepresentations, breach of warranties or covenants or for other indemnifications. At September 30, 2012 $3,430 remained in the escrow account to be used for the settlement of expenses related to the current IRS audit discussed above. All other escrow issues have been resolved.

10.	SUBSEQUENT EVENTS

Amendment of CBA

The Company entered into a three-year amendment (“Amendment”) extending its Collective Bargaining Agreement with the IBEW through December 31, 2015. The Amendment was ratified by a vote of the Company’s represented employees on October 4, 2012. In addition to certain procedural and administrative matters, the Amendment provides for:

a.	The waiver of certain of the CBA’s requirements related to the transfer of the Company’s assets for the limited purpose of allowing the Asset Purchase and Contribution Agreement between ACS and GCI to proceed;

b.	A no lay-off provision and incentive and reclassification options for employees affected by the Asset Purchase and Contribution Agreement;

c.	Additional flexibility for the Company’s subsequent business decisions, subject to the Company providing affected employees certain incentive and reclassification options;

d.	The creation of an annual bonus structure, which together with annual wage increases beginning January 1, 2013, will total at least the amount of increase in the consumer price index increase for Anchorage, Alaska;

e.	A 5% annual increase in the Company’s contributions to the IBEW’s health and welfare trust plan on behalf of covered employees; and

f.	Represented employees hired after January 1, 2013, to have either:

(i)	In the case of sales and service associates, a reduced rate of Company-provided pension contributions and a new matching program for their 401(k) plans, or

(ii)	In the case of all other employees, an obligation to contribute 25% of the IBEW pension contributions (which were previously paid 100% by the Company).

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

10.	SUBSEQUENT EVENTS (Continued)

Amendment of Senior Credit Facility

The Company’s Senior Credit Facility, consisting of a $440,000 term loan and an undrawn $30,000 revolving credit facility, was amended effective November 1, 2012 (“Amended Senior Credit Facility” or “Credit Amendment”).

Material amended terms effective on November 1, 2012, regardless of consummation of the AWN Transaction are:

a.	Quarterly principal payments on the term loan will increase from 0.25% of the original principal balance, or $1,100, to $1,825 in the quarter beginning January 1, 2013, $3,300 in the quarter beginning January 1, 2014, $3,675 in the quarter beginning January 1, 2015, and decrease to $3,300 in the quarter beginning January 1, 2016.

b.	Payment of cash dividends on common stock is not permitted until such time that the Company’s Total Leverage Ratio is not more than 3.50 to 1.00. The previous limit was 5.00 to 1.00.

Material amended terms effective upon consummation of the AWN Transaction are:

a.	The interest rates of the term loan and revolving credit facility are increased from LIBOR plus 4.0% with a LIBOR floor of 1.5% to LIBOR plus 4.75% with a LIBOR floor of 1.5%. In the event the AWN Transaction is not consummated by March 31, 2013, the existing rates of LIBOR plus 4.0% will increase 25 basis points beginning March 31, 2012, and every other month thereafter until LIBOR plus 4.75% is achieved (or if earlier, the date the AWN Transaction is consummated). The interest rates of the term loan and revolving credit facility will be reduced to LIBOR plus 4.50% when the Company’s Total Leverage Ratio reaches 4.00 to 1.00 or lower.

b.	Relative to the sale of assets to the GCI member and the contribution of assets to AWN in connection with the AWN Transaction:

(i)	The sale of assets to the GCI member will be permitted;

(ii)	The Company will make a $65,000 principal payment on the term loan upon closing of the AWN Transaction;

(iii)	Collateral on the assets contributed to AWN will be released; and

(iv)	The Company’s equity interests in AWN will be pledged as collateral.

c.	Certain definitions are amended to take into account cash distributions from AWN, transaction costs and swap breakage related expenses.

d.	Financial covenants are amended as follows:

(i)	Total Leverage to Adjusted EBITDA Ratio: Not to exceed 6.00 to 1.00 through June 30, 2014; 5.50 to 1.00 through December 31, 2014; and 5.25 to 1.00 thereafter.

(ii)	Senior Secured Leverage to Adjusted EBITDA Ratio: Not to exceed 4.75 to 1.00 through June 30, 2014; 4.50 to 1.00 through December 31, 2014; and 4.25 to 1.00 thereafter.

(iii)	Adjusted EBITDA to Fixed Charges Coverage Ratio: Not to fall below 2.25 to 1.00 through June 30, 2014; 2.50 to 1.00 through September 30, 2015 and 2.75 to 1.00 thereafter.

Forward Floating-to-Fixed Interest Rate Swaps

As of September 30, 2012, the Company was engaged in negotiations with its lenders to amend its Senior Credit Facility, primarily to effect consummation of the AWN Transaction, and was also assessing the potential impact of any potential amendment on its cash flow hedging strategy. Based on the status of these negotiations, as well as the status of the other open conditions required to consummate the AWN Transaction as of September 30, 2012, the Company concluded that the hedged variable rate interest payments underlying its forward floating-to-fixed interest rate swaps were probable of occurring within the designated time frames. Accordingly, the Company concluded that its forward floating-to-fixed interest rate swaps were highly effective hedges as of September 30, 2012, and would remain highly effective throughout their terms.

On November 1, 2012, the effective date of the Credit Amendment, and as a result of the potential incremental $65,000 principal payment on the term loan required by the Credit Amendment, the Company determined that its forward floating-to-fixed interest rate swap in the notional amount of $192,500 no longer met the hedge effectiveness criteria of ASC Topic 815, Derivatives and Hedging. Accordingly, hedge accounting treatment was discontinued on this swap effective November 1, 2012, and future changes in its fair value will be recognized as

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

10.	SUBSEQUENT EVENTS (Continued)

interest expense. Amounts recorded to accumulated other comprehensive loss from the date of the swap’s inception through October 31, 2012 will be amortized to interest expense over the period of the originally designated hedged variable rate interest payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

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

•	our ability to comply with the covenants and other terms contained in our Amended Senior Credit Facility;

•

our strongly competitive environment, which comprises national and local facilities-based competitors, and the entry of one or more additional facilities-based carriers into the Alaska market; Verizon Wireless (“Verizon”) is expected to enter the market in 2013;

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

•	unanticipated damage to one or more of our fiber optic cables resulting from construction or digging mishaps, fishing boats or other reasons;

•	changes in general industry and market conditions, and structural declines for voice and other legacy services within the telecommunications industry;

•	a maintenance or other failure of our network or data centers;

•	a failure of back-office information technology (“IT”) systems;

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

The sections that follow provide information about important aspects of our operations and investments and include discussions of our results of operations, financial condition and sources and uses of cash. In addition, we have highlighted key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information we use in evaluating our own performance and allocating our resources. We also monitor the state of the economy in general. In doing so, we compare Alaskan economic activity with broader economic conditions. In general, we believe that the Alaskan telecommunications market, as well as general economic activity in Alaska, is affected by certain economic factors, which include:

•	investment activity in the oil and gas markets;

•	tourism levels;

•	governmental spending and activity of military personnel;

•	the price of bandwidth;

•	the growth in demand for bandwidth;

•	decline in demand for voice and other legacy services;

•	local customer preferences;

•	unemployment levels; and

•	housing activity.

We have observed variances in the factors affecting the Alaskan economy as compared to the U.S. as a whole. Some factors, particularly the price of oil and gas, usually have the opposite effect on the Alaskan economy than the U.S. economy as a whole.

Prior to 2012, although the Company had been experiencing a steady decline in its retail customer base, total revenues remained relatively unchanged. This was accomplished by generating higher foreign roaming and wireless CETC revenue to offset lower retail revenue. In 2011, two significant events arose that will impact this overall revenue stability. The first was Verizon’s anticipated entry into the Alaska market, and the second was future declines in wireless CETC and other wireline high cost support revenue as a result of changes enacted by the FCC. Foreign roaming revenue, CETC and high cost support revenues represented approximately 24% of our total revenue in 2011, and profit margins on these revenues streams are relatively high.

In part as a result of these events, management recommended a long-term plan that focused on driving growth in retail broadband services across multiple market segments, both wireline and wireless. Previously, the Company had focused on market segments that generated the highest incremental returns. This long-term plan required investment in sales, service, marketing and product development and other initiatives. At the same time, management and the Board of Directors recognized that the Company needed to reduce its outstanding debt, particularly with the entry into Alaska by Verizon Wireless.

Consequently, in the fourth quarter of 2011 our Board of Directors reduced our quarterly common stock dividend from $0.215 to $0.05 per share to pay down debt and fund our plan.

On June 5, 2012, the Company announced the AWN Transaction, allowing it to combine its wireless network with that of GCI. The AWN transaction also provides that GCI pay ACS $100.0 million at closing, and that AWN pay ACS a preferred dividend over the first four years after formation totaling up to $190.0 million. This transaction is expected to improve the Company’s long-term competitive position for wireless services in Alaska while also accelerating the pay down of debt by designating $65.0 million of the $100.0 million in proceeds at closing to the payment of debt. The transaction requires numerous conditions to close, one of which was an amendment to our Senior Credit Facility. On November 1, 2012, an amendment was entered into allowing for the transfer of assets to AWN, along with a modification of certain covenants.

In order to further accelerate the delevering of our balance sheet and, in connection with our Credit Amendment, secure the continued support from our senior lenders on favorable terms, our Board of Directors elected to suspend our quarterly cash dividend beginning in the fourth quarter of 2012. See “Note 10 – Subsequent Events” in the Notes to Condensed Consolidated Financial Statements.

Regulatory Update

The items reported under Part I, Item 1: “Business - Regulation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, are updated as follows. This section should be read in conjunction with the corresponding items previously disclosed in our Annual Report.

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

Universal Service

In the October 2011 USF/ICC Order, the FCC voted unanimously to overhaul portions of its USF and ICC systems. Among other changes, the FCC created the Connect America Fund (“CAF”), which is intended to supplant existing high cost universal service support mechanisms and require recipients of universal service support to deploy broadband Internet access service as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The FCC adopted a phased implementation schedule for the CAF. We are currently in Phase One of this implementation.

In adopting the USF/ICC Order, the Commission announced its intent to adopt a predictive cost model to govern the distribution of CAF Phase Two support by December 31, 2012. We now consider it unlikely that the FCC will adopt a cost model before December 31, 2012. If the FCC does not adopt a cost model, we will continue to receive high cost support under CAF Phase One, which will provide us with high cost support at frozen levels prevailing under Phase One.

In April 2012, the FCC announced offers of additional CAF Phase One Incremental Support. Price Cap local exchange carriers accepting these offers of support are required to deploy broadband Internet access service to one unserved location for every $775.00 of this support that they accept. On July 24, 2012, we accepted the FCC’s offer of $4.2 million of CAF Phase One Incremental Support. However, on September 26, 2012, we filed a Petition for Waiver with the FCC seeking additional flexibility in using this support, including the ability to use the support to deploy broadband to fewer unserved locations than the FCC’s rules require, to deploy broadband to locations served only by wireless Internet access service providers, or to improve broadband services in areas where we are the only provider of such services.

Rate Regulation

On August 22, 2012, the FCC released an Order suspending the process by which incumbent local exchange carriers may obtain new grants of pricing flexibility for special access transport services. The Order did not alter or withdraw any existing grants of pricing flexibility, including those we hold. The Order lays out a process for initiating a broad data-gathering effort through which the FCC intends to analyze the operation of special access markets. The FCC stated its intent to analyze the data and establish a new framework for pricing flexibility in 2013. We anticipate that the future framework, when adopted, could involve changes to our existing grants of pricing flexibility, and require more rigorous showings when seeking new grants of pricing flexibility.

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

We believe we can create value for our shareholders by carefully investing cash flows generated by the business in specific opportunities and transactions that support these imperatives, and by delevering our balance sheet. To further support the pay down of debt and secure the continued support from our senior lenders on favorable terms, our Board of Directors elected to suspend our current cash dividend. See “Note 10 – Subsequent Events” in the Notes to Condensed Consolidated Financial Statements.

During the remainder of 2012 we will continue to focus on consummation of the AWN Transaction, including obtaining the required regulatory approvals and meeting the other conditions detailed in the Asset Purchase and Contribution Agreement. As described below, an amendment extending our Collective Bargaining Agreement with the IBEW was ratified on October 4, 2012, and on November 1, 2012, we reached an agreement with our lenders to amend our Senior Credit Facility. We believe that consummation of these transactions and the subsequent successful performance of AWN will benefit our future cash flows and create value for our shareholders. We currently expect that the AWN Transaction will close no later than the second quarter of 2013.

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

The table below provides certain key operating metrics as of or for the periods indicated. ARPU is defined as average monthly revenue per user.

	September 30,
	2012	2011

Voice:
At quarter end:
Consumer access lines	57,483	63,775
Business access lines	81,330	84,185
Quarter:
ARPU - consumer	$26.65	$26.70
ARPU - business	$24.34	$25.39
Year-to-date:
ARPU - consumer	$26.68	$26.96
ARPU - business	$24.39	$25.51

Broadband:
At quarter end:
Consumer connections	38,491	39,602
Business connections	19,063	19,051
Quarter:
ARPU - consumer	$39.90	$35.52
ARPU - business	$150.58	$140.77
Year-to-date:
ARPU - consumer	$38.81	$34.85
ARPU - business	$146.44	$133.93

Wholesale lines at quarter end	20,782	23,749

Wireless:
At quarter end:
Postpaid connections	107,220	108,664
Prepaid connections	13,755	8,832

Total	120,975	117,496

Quarter:
ARPU - retail	$51.79	$52.81
ARPU - broadband	$19.70	$16.82
Year-to-date:
ARPU - retail	$51.58	$52.64
ARPU - broadband	$18.59	$15.65

Churn:
Voice access lines	1.4%	1.7%
Broadband connections	2.2%	2.3%
Wireless connections	2.0%	2.4%

Wireless equipment subsidy (in thousands)
Quarter	$2,608	$2,731
Year-to-date	$11,725	$9,680

RESULTS OF OPERATIONS

All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Three Months ended September 30,
(in thousands)	2012	2011	Change	% Change
Operating revenues:

Business and wholesale
Retail service revenue
Voice	$5,967	$6,440	$(473)	-7.3%
Broadband	8,613	8,046	567	7.0%
Equipment sales	311	224	87	38.8%
Wholesale and other	11,587	10,597	990	9.3%

Total business and wholesale revenue	26,478	25,307	1,171	4.6%

Consumer
Retail service revenue
Voice	4,676	5,173	(497)	-9.6%
Broadband	4,613	4,266	347	8.1%
Equipment sales	42	48	(6)	-12.5%
Other	413	268	145	54.1%

Total consumer revenue	9,744	9,755	(11)	-0.1%

Wireless
Retail service revenue
Voice	12,355	12,973	(618)	-4.8%
Broadband	6,340	5,490	850	15.5%
Equipment sales	1,737	1,541	196	12.7%
Foreign roaming	18,919	13,525	5,394	39.9%
Other	1,132	1,223	(91)	-7.4%

Total wireless revenue	40,483	34,752	5,731	16.5%

Access and CETC
CETC	4,979	6,022	(1,043)	-17.3%
High cost support	5,087	4,480	607	13.5%
Switched, special and other access	10,024	9,990	34	0.3%

Total access and CETC	20,090	20,492	(402)	-2.0%

Total operating revenues	96,795	90,306	6,489	7.2%

Operating expenses:
Cost of services and sales	36,346	34,505	1,841	5.3%
Selling, general and administrative	25,437	24,121	1,316	5.5%
Depreciation and amortization	12,932	14,392	(1,460)	-10.1%
Gain on disposal of assets, net	(2,559)	(709)	(1,850)	260.9%

Total operating expenses	72,156	72,309	(153)	-0.2%

Operating income	24,639	17,997	6,642	36.9%

Other income and expense:
Interest expense	(10,268)	(9,529)	(739)	7.8%
Interest income	9	10	(1)	-10.0%
Other	—	174	(174)	-100.0%

Total other income and expense	(10,259)	(9,345)	(914)	9.8%

Income before income tax expense	14,380	8,652	5,728	66.2%

Income tax expense	(6,136)	(9,468)	3,332	-35.2%

Net income (loss)	$8,244	$(816)	$9,060	n/	a

Operating Revenue

Business and Wholesale

Business and Wholesale revenue of $26.5 million increased $1.2 million, or 4.6%, in the three month period of 2012 from $25.3 million in the same period of 2011. This improvement was primarily driven by a $1.0 million increase from carrier customers using long haul services and a $0.6 million increase from commercial customers using advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Although broadband connections have remained relatively flat in total, growth of broadband ARPU reflects customer demand for increasing amounts of bandwidth. These increases were partially offset by a $0.5 million decrease in retail voice revenue due to 2,855 fewer connections, and lower ARPU of $24.34 from $25.39 in the prior year due to price compression.

Consumer

Consumer revenue of $9.7 million in the three month period of 2012 was relatively unchanged from the same period of 2011. Broadband revenue increased $0.3 million. Broadband connections declined 1,111 year over year, however, customers are subscribing to higher priced plans with higher levels of bandwidth speed, which has resulted in an increase in ARPU to $39.90 from $35.52 in the prior year. In spite of the level of competition in our local market, we expect our retail customers to continue to demand higher bandwidth speeds as new products and services in the marketplace require it. Partially offsetting the increase in broadband, voice revenue declined $0.5 million due primarily to 6,292 fewer connections and marginally lower ARPU of $26.55 from $26.70 in the prior year. This trend is expected to continue as more customers cut their fixed landline voice service and move to wireless alternatives.

Wireless

Wireless revenue of $40.5 million increased $5.7 million, or 16.5%, in the three month period of 2012 from $34.8 million in the same period of 2011. Our wireless subscriber base was up 3,479 year over year, comprised of an increase of 4,923 in prepaid connections, partially offset by a decrease of 1,444 in postpaid connections. While retail wireless ARPU decreased to $51.79 compared to $52.81, broadband ARPU increased to $19.70 from $16.82 in the prior year primarily due to customers consuming higher amounts of data. The percentage of postpaid customers using data centric devices has grown to 48.5% in 2012 from 42.4% in 2011, and we expect this trend to continue as consumers move to devices with these features. Foreign roaming revenue increased $5.4 million due to the large number of customers from other carriers roaming on our network. Broadband revenue increased $0.9 million primarily due to the continued increase in demand for data rich cell phone plans. Partially offsetting these increases, voice revenue decreased $0.6 million due primarily to lower demand for voice services and the shift in connections from postpaid to prepaid, which are generally lower priced plans.

Access and CETC

Access and CETC revenue of $20.1 million decreased $0.4 million, or 2.0%, in the three month period of 2012 from $20.5 million in the same period of 2011 due to reduced Interstate carrier compensation and USF changes of $1.0 million and reduced access lines of $0.6 million, partially offset by higher Intrastate Access revenue of $0.6 million as a result of reforms effective in the third quarter of 2011 and increased high cost support of $0.6 million.

Operating Expenses

Cost of Services and Sales: Cost of services and sales of $36.3 million increased $1.8 million, or 5.3%, in the three month period of 2012 from $34.5 million in the same period of 2011. This growth was driven primarily by increases of $1.0 million in DSL and advanced network services costs reflecting customer premise equipment such as modems and third party leased circuits to carry higher amounts of bandwidth between certain of our local exchange markets, and $1.1 million in higher roaming COGS due to our customers consuming higher amounts of bandwidth on other carrier’s networks when they travel outside of Alaska. These items were partially offset by a $0.6 million decrease in Interstate and Intrastate access COGS associated with a decline in access lines.

Selling, General and Administrative: Selling, general and administrative expenses of $25.4 million increased $1.3 million, or 5.5%, in the three month period of 2012 from $24.1 million in the same period of 2011. This increase was primarily associated with an increase of $1.9 million in labor due to increased staffing in sales and customer service functions and transaction costs and other administrative expenses totaling $0.6 million associated with the AWN Transaction. These items were partially offset by a $0.6 million decrease in advertising, consulting and outside services expense as a result of the prudent management of these costs.

Depreciation and Amortization: Depreciation and amortization expense of $12.9 million decreased $1.5 million, or 10.1%, in the three month period of 2012 from $14.4 million in the same period of 2011 due primarily to a number of pooled asset classes reaching their maximum depreciable lives. These decreases were partially offset by depreciation associated with additions to our IT asset base during the year.

Gain on Disposal of Assets, Net: The $2.6 million gain on the disposal of assets recorded in the third quarter of 2012 was associated with the sale of excess property.

Other Income and Expense

Interest expense of $10.3 million in the three month period of 2012 increased $0.8 million compared with $9.5 million in the same period of 2011 due to a higher weighted average interest rate, partially offset by lower average borrowings. The higher interest rate reflects $1.0 million associated with our forward floating-to-fixed interest rate swap agreements which became effective in the third quarter of 2012, partially offset by the sale of our 6.25% Notes in the second quarter of 2011 and subsequent repurchase of a portion of our 5.75% Notes, which carry a higher effective rate.

Income Taxes

Income tax expense and the effective tax rate in the third quarter of 2012 were $6.1 million and 42.7%, respectively. Income tax expense of $9.5 million in the third quarter of 2011 included a $5.5 million valuation allowance recorded against our net deferred tax assets as the result of an evaluation of potential long term taxable income outcomes based upon an assessment of our business prospects. Excluding the valuation allowance, the effective tax rate was 45.9% in the third quarter of 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Nine Months ended September 30,
(in thousands)	2012	2011	Change	% Change
Operating revenues:

Business and wholesale
Retail service revenue
Voice	$18,046	$19,576	$(1,530)	-7.8%
Broadband	25,156	22,616	2,540	11.2%
Equipment sales	927	763	164	21.5%
Wholesale and other	34,446	31,248	3,198	10.2%

Total business and wholesale revenue	78,575	74,203	4,372	5.9%

Consumer
Retail service revenue
Voice	14,460	15,978	(1,518)	-9.5%
Broadband	13,469	12,720	749	5.9%
Equipment sales	126	149	(23)	-15.4%
Other	971	795	176	22.1%

Total consumer revenue	29,026	29,642	(616)	-2.1%

Wireless
Retail service revenue
Voice	37,231	40,296	(3,065)	-7.6%
Broadband	17,892	15,375	2,517	16.4%
Equipment sales	4,594	4,322	272	6.3%
Foreign roaming	40,996	29,592	11,404	38.5%
Other	3,227	3,372	(145)	-4.3%

Total wireless revenue	103,940	92,957	10,983	11.8%

Access and CETC
CETC	15,669	21,218	(5,549)	-26.2%
High cost support	15,041	16,009	(968)	-6.0%
Switched, special and other access	30,503	27,813	2,690	9.7%

Total access and CETC	61,213	65,040	(3,827)	-5.9%

Total operating revenues	272,754	261,842	10,912	4.2%

Operating expenses:
Cost of services and sales	111,602	100,880	10,722	10.6%
Selling, general and administrative	80,374	68,385	11,989	17.5%
Depreciation and amortization	38,452	43,510	(5,058)	-11.6%
Gain on disposal of assets, net	(2,140)	(590)	(1,550)	262.7%

Total operating expenses	228,288	212,185	16,103	7.6%

Operating income	44,466	49,657	(5,191)	-10.5%

Other income and expense:
Interest expense	(29,203)	(28,815)	(388)	1.3%
Loss on extinguishment of debt	(323)	(13,445)	13,122	n/a
Interest income	31	26	5	19.2%
Other	—	174	(174)	-100.0%

Total other income and expense	(29,495)	(42,060)	12,565	-29.9%

Income before income tax expense	14,971	7,597	7,374	97.1%

Income tax expense	(6,385)	(9,369)	2,984	-31.8%

Net income (loss)	$8,586	$(1,772)	$10,358	n/	a

Operating Revenue

Business and Wholesale

Business and Wholesale revenue of $78.6 million increased $4.4 million, or 5.9%, in the nine month period of 2012 from $74.2 million in the same period of 2011. This improvement was primarily driven by a $3.2 million increase from carrier customers using long haul services and a $2.5 million increase from commercial customers using advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Although broadband connections have remained relatively flat in total, growth of broadband ARPU reflects customer demand for increasing amounts of bandwidth. These increases were partially offset by a $1.5 million decrease in retail voice revenue due to 2,855 fewer connections year over year and lower ARPU of $24.39 from $25.51 in the prior year due to price compression.

Consumer

Consumer revenue of $29.0 million decreased $0.6 million, or 2.1%, in the nine month period of 2012 from $29.6 million in the same period of 2011. Voice revenue decreased $1.5 million primarily due to 6,292 fewer connections and marginally lower ARPU of $26.68 from $26.96 in the prior year. This trend is expected to continue as more customers cut their fixed landline voice service and move to wireless alternatives. Offsetting the decrease in voice, broadband revenue increased $0.7 million. Broadband connections declined 1,111 year over year, however, customers are subscribing to higher levels of bandwidth speeds, which has resulted in an increase in ARPU to $38.81 from $34.85 in the prior year. In spite of the level of competition in our local market, we expect our retail customers to continue to demand higher bandwidth speeds as new products and services in the marketplace require it.

Wireless

Wireless revenue of $103.9 million increased $11.0 million, or 11.8%, in the nine month period of 2012 from $92.9 million in the same period of 2011. Our wireless subscriber base increased 3,479 year over year, comprised of an increase of 4,923 in prepaid connections, partially offset by a decrease of 1,444 in postpaid connections. Retail wireless ARPU decreased to $51.58 compared to $52.64 while broadband ARPU increased to $18.59 from $15.65 in the prior year due to customers consuming higher amounts of data. The percentage of postpaid customers using data centric devices has grown to 48.5% in 2012 from 42.4% in 2011, and we expect this trend to continue as consumers move to devices with these features. Foreign roaming revenue increased $11.4 million due to the large number of customers from other carriers roaming on our network, and broadband revenue increased $2.5 million primarily due to the continued increase in demand for data rich cell phone plans. Partially offsetting these increases, voice revenue decreased $3.1 million primarily due to lower demand for voice services and the shift in connections from postpaid to prepaid, which are generally lower priced plans.

Access and CETC

Access and CETC revenue of $61.2 million decreased $3.8 million, or 5.9%, in the nine month period of 2012 from $65.0 million in the same period of 2011. This decline was due to the release of $3.4 million in CETC reserves and $1.8 million of out of period access revenue settlements in the first quarter of 2011, reduced Interstate carrier compensation and USF changes of $2.2 million and reduced access lines of $1.1 million. These items were partially offset by higher Intrastate access revenue of $3.8 million as a result of reforms effective in the third quarter of 2011 and increased high cost support of $0.9 million.

Operating Expenses

Cost of Services and Sales: Cost of services and sales of $111.6 million increased $10.7 million, or 10.6%, in the nine month period of 2012 from $100.9 million in the same period of 2011. This increase was driven by increases of $3.7 million in USF expense associated with Intrastate access reform, $3.1 million in DSL and advanced network services costs reflecting customer premise equipment such as modems and third party leased circuits to carry higher amounts of bandwidth between certain of our local exchange markets, $2.6 million in roaming COGS due to our customers consuming higher amounts of bandwidth on other carrier’s networks when they travel outside of Alaska, $2.3 million in handset and accessory expenses primarily driven by our iPhone launch in the second quarter, and $0.9 million in land and building costs associated with new cell site leases and collocation agreements with other carriers. Offsetting these increases was a decrease of $2.4 million in Intrastate access COGS associated with a decline in access lines and Intrastate access reform, which is driving down the cost of intrastate rates to be more in line with to interstate rates.

Selling, General and Administrative: Selling, general and administrative expenses of $80.4 million increased $12.0 million, or 17.5%, in the nine month period of 2012 from $68.4 million in the same period of 2011. This growth was due to increases of $6.0 million in labor reflecting increased staffing in sales and customer service functions, $5.1 million in transaction costs and other administrative expenses associated with the AWN Transaction, and $0.5 million in bad debt expense due in part to specific accounts for which funding from outside agencies is currently uncertain. These items were partially offset by a $0.8 million reduction in advertising, consulting and outside services expense as a result of the prudent management of these costs. In addition, selling, general and administrative expenses in the nine month period of 2011 were favorably affected by a $1.4 million settlement of a contract dispute with a bankrupt vendor.

Depreciation and Amortization: Depreciation and amortization expense of $38.5 million decreased $5.0 million, or 11.6%, in the nine month period of 2012 from $43.5 million in the same period of 2011 due primarily to a number of pooled asset classes reaching their maximum depreciable lives. These decreases were partially offset by increased depreciation on additions to our IT asset base during the year.

Gain on Disposal of Assets, Net: The $2.1 million gain on the disposal assets recorded in 2012 was primarily associated with the sale of excess property.

Other Income and Expense

Interest expense of $29.2 million in the nine month period of 2012 increased $0.4 million compared with $28.8 million in the same period of 2011 due to a marginally higher weighted average interest rate and slightly higher average borrowings. The higher interest rate reflects $1.0 million associated with our forward floating-to-fixed interest rate swap agreements which became effective in the third quarter of 2012, partially offset by the sale of our 6.25% Notes in the second quarter of 2011 and subsequent repurchase of a portion of our 5.75% Notes, which carry a higher effective rate. A $0.3 million loss on extinguishment of debt was recorded in the first quarter of 2012 in connection with the repurchase of $5.0 million aggregate principal amount of our 5.75% Notes. A $13.4 million loss on extinguishment of debt was recorded in the second quarter of 2011 in connection with the repurchase of a portion of our 5.75% Notes.

Income Taxes

Income tax expense and the effective tax rate in the first nine months 2012 were $6.4 million and 42.6%, respectively. Income tax expense of $9.4 million in the first nine months of 2011 reflects the $5.5 million deferred tax valuation allowance recorded during the third quarter as discussed above, partially offset by tax benefits from certain discreet items. Excluding the valuation allowance, the effective tax rate was 50.9% in the first nine months of 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion is based on and makes reference to certain terms of our Senior Credit Facility as of September 30, 2012. Our Senior Credit Facility was amended effective November 1, 2012. A summary of the amended terms of our Senior Credit Facility and their expected effect on our liquidity appears at the end of this discussion of Liquidity and Capital Resources. See also “Note 10 - Subsequent Events” in the Notes to Condensed Consolidated Financial Statements.

Consistent with our history, our current and long-term liquidity could be impacted by a number of challenges, including, but not limited to: (i) servicing our substantial debt and funding principal payments, including the 5.75% Notes due March 1, 2013; (ii) the annual funding of other obligations, including our pension plans and lease commitments; (iii) potential future reductions in our revenues resulting from governmental and public policy changes, including regulatory actions affecting inter-carrier compensation and changes in revenue from Universal Service Funds; (iv) the entrance of Verizon into the Alaska wireless market and the potential negative impact on our roaming revenues beginning in 2013; (v) other competitive pressures in the markets we serve; (vi) the capital intensive nature of our industry; (vii) our ability to respond to and fund the rapid technological changes inherent to our industry, including new products; (viii) funding cash dividends to the extent permitted; (ix) the potential funding of certain contingent liabilities, including income tax liabilities established in connection with the acquisition of Crest; and (x) our ability to obtain adequate financing to support our business and pursue growth opportunities.

We are responding to these challenges by (i) driving retail growth in broadband revenues to business and consumers; (ii) working towards the consummation of the AWN Transaction, which is expected to accelerate the pay down of debt and provide predictability in our wireless cash flows through the preferred dividend structure contained in the relevant agreements; (iii) reducing the amount of capital spending from the levels we are incurring in 2012; and (iv) the suspension of the cash dividend on our common stock.

Our major sources and uses of funds in the nine months ended September 30, 2012 and 2011 are as follows:

	Nine Months Ended September 30,
(in thousands)	2012	2011
Net cash provided by operating activities	$56,210	$57,551
Net change in restricted cash	$(1,071)	$(129)
Capital expenditures	$(37,715)	$(33,463)
Change in unsettled capital expenditures	$(5,648)	$(943)
Proceeds on sale of assets	$2,923	$2,665
Net debt repayments	$(9,255)	$17,262
Debt issuance costs	$—	$(4,448)
Interest paid	$(24,799)	$(24,415)
Payment of cash dividend on common stock	$(6,831)	$(29,082)
Payment of withholding taxes on stock-based compensation	$(243)	$(2,030)

Sources

We satisfied our cash requirements for operations, capital expenditures and debt service in the first nine months of 2012 primarily through internally generated funds. In the nine months ended September 30, 2012, our net cash flows provided by operating activities were $56.2 million. At September 30, 2012, we had $19.0 million in cash and cash equivalents and $6.0 million in restricted cash. As of September 30, 2012, we had access to $30.0 million under our revolving credit facility, representing 100% of available capacity.

Our existing Senior Credit Facility matures on October 21, 2016 and the revolver matures on October 21, 2015. Under the terms of our Senior Credit Facility, the maturity date would have been accelerated to December 19, 2012 in the event that both (i) our 5.75% Notes were not refinanced, purchased or defease such that no more than $25.0 million of principal amount of the 5.75% Notes were outstanding prior to that date, and (ii) our Senior Secured Leverage Ratio as of December 19, 2012 was greater than or equal to 2.75 to 1.00. We have, as of September 30, 2012, repurchased an aggregate principal amount of $103.3 million of our 5.75% Notes, including $5.0 million during the first nine months of 2012. The outstanding principal amount of the 5.75% Notes was $21.7 million at September 30, 2012, thereby precluding the possibility for accelerated maturity date of the Senior Credit Facility. We intend to use cash flow from operating activities to redeem additional amounts of our 5.75% Notes prior to December 31, 2012.

Our Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and the payment of dividends.

The Senior Credit Facility also requires that we maintain certain financial ratios as defined under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, and the Amended Senior Credit Facility as it applies to the definition of Adjusted EBITDA. As disclosed below, we were in compliance with all such ratios as of September 30, 2012.

Total Leverage Ratio: Our “total leverage ratio” may not exceed 5.25 to 1.00 and was 4.57 to 1.00 as of September 30, 2012.

Senior Secured Leverage Ratio: Our “senior secured leverage ratio” may not exceed 4.40 to 1.00 and was 3.64 to 1.00 as of September 30, 2012.

Fixed Charges Coverage Ratio Leverage Ratio: Our “fixed charges coverage ratio” may not be less than 2.75 to 1.00 and was 3.42 to 1.00 as of September 30, 2012.

Substantially all of our assets (including those of our subsidiaries) have been pledged as collateral for our Senior Credit Facility.

Uses

Our networks require timely maintenance of plant and infrastructure. Our historical capital expenditures have been, and are expected to continue to be, significant. Cash outflows for capital expenditures in the nine months ended September 30, 2012 were $43.4 million, inclusive of $5.6 million in net settlements of capital expenditure payables, and compare with $34.4 million in the nine month period of 2011. The year over year increase primarily reflects expenditures associated with the construction of our 4G LTE wireless network. We intend to fund future capital expenditures primarily with cash on hand and net cash generated from operations.

Since October 28, 2004, we have paid quarterly dividends on our common stock. In the first three quarters of 2012, we paid cash dividends of $6.8 million. To further support the delevering of our balance sheet, our Board of Directors elected to suspend our cash dividend. The suspension was incorporated as a term modification to our Senior Credit Facility effective November 1, 2012. Dividends on our common stock are not cumulative.

The Company has incurred transaction costs and other administrative expenses totaling $5.5 million to date in connection with the AWN Transaction, and will incur additional such costs up to and following the consummation of the transaction. The Company currently expects to fund these costs through a combination of internally generated funds and proceeds from the transaction.

The Company’s 5.75% Notes are due March 1, 2013. The Company currently expects to fund the payment of this obligation with a combination of cash on hand and borrowings under its Senior Credit Facility. The balance of the 5.75% Notes was $21.7 million at September 30, 2012.

Contractual Obligations

Our contractual obligations as of December 31, 2011 are presented under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. This presentation does not reflect the impact of the Credit Amendment as described below and in “Note 10 – Subsequent Events” in the Notes to Condensed Consolidated Financial Statements. The Credit Amendment is expected to result in (i) a $76.7 million increase in scheduled long-term debt payments in the two-year period 2013-2014, $65.0 million of which will be funded from proceeds on the sale of wireless assets in conjunction with the AWN Transaction; (ii) a $76.7 million decrease in scheduled long-term debt payments in the two-year period 2015-2016; (iii) an approximately $2.0 million decrease in interest payments in the two-year period 2013-2014; and (iv) an approximately $3.9 million decrease in interest payments in the two-year period 2015-2016.

As described below, certain liabilities have been excluded from the presentation.

Total pension benefit liabilities associated with the ACS Retirement Plan recognized on the consolidated balance sheet as of September 30, 2012 and December 31, 2011 were $4.5 million and $4.9 million, and are included in “Other long-term liabilities.” Because this liability is impacted by, among other items, plan funding levels, changes in plan demographics and assumptions, and investment return on plans assets, it does not represent expected liquidity needs. Accordingly, we did not include this liability in the “Contractual Obligations” table. We made cash contributions of $35 thousand in 2009. No cash contributions were made in 2011 and 2010. We currently expect to contribute approximately $690 thousand to this plan in 2012. This plan is not fully funded.

We also participate in the Alaska Electrical Pension Fund, a multi-employer defined benefit plan, to which we pay a contractual hourly amount based on employee classification or base compensation. We contributed $9.1 million, $9.6 million and $10.8 million to this plan in 2011, 2010 and 2009, respectively. Minimum required future contributions to this plan are subject to the number of employees in each classification and/or base compensation of employees in future years and, therefore, are not included in the “Contractual Obligations” table. This plan is not fully funded.

We provide a 401(k) retirement savings plan covering substantially all of our employees. The Company made matching contributions of $128 thousand, $101 thousand and $81 thousand in 2011, 2010 and 2009, respectively. No amounts associated with this plan are included in the “Contractual Obligations” table.

As of September 30, 2012 and December 31, 2011, the Company had an accumulated asset retirement obligation of $6.8 million and $6.6 million. This liability was not included in the “Contractual Obligations” table due primarily to the uncertainty as to the timing of future payments.

As of September 30, 2012 and December 31, 2011, the Company had deferred tax liabilities totaling $23.6 million and $24.6 million, exclusive of deferred tax assets. This amount is not included in the “Contractual

Obligations” table because the Company believes this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods.

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

Amendment to Senior Credit Facility

Our Senior Credit Facility, consisting of a $440.0 million term loan and an undrawn $30.0 million revolving credit facility, was amended effective November 1, 2012. See “Note 10 – Subsequent Events” in the Notes to Condensed Consolidated Financial Statements.

Material amended terms effective on November 1, 2012, regardless of consummation of the AWN Transaction are:

a.	Quarterly principal payments on the term loan will increase from 0.25% of the original principal balance, or $1.1 million, to $1.8 million in the quarter beginning January 1, 2013, $3.3 million in the quarter beginning January 1, 2014, $3.7 million in the quarter beginning January 1, 2015, and decrease to $3.3 million in the quarter beginning January 1, 2016.

b.	Payment of cash dividends on common stock is not permitted until such time that the Company’s Total Leverage Ratio is not more than 3.50 to 1.00. The previous limit was 5.00 to 1.00.

Material amended terms effective upon consummation of the AWN Transaction are:

a.	The interest rates of the term loan and revolving credit facility are increased from LIBOR plus 4.0% with a LIBOR floor of 1.5% to LIBOR plus 4.75% with a LIBOR floor of 1.5%. In the event the AWN Transaction is not consummated by March 31, 2013, the existing rates of LIBOR plus 4.0% will increase 25 basis points beginning March 31, 2012, and every other month thereafter until LIBOR plus 4.75% is achieved (or if earlier, the date the AWN Transaction is consummated). The interest rates of the term loan and revolving credit facility will be reduced to LIBOR plus 4.50% when the Company’s Total Leverage Ratio reaches 4.00 to 1.00 or lower.

b.	Relative to the sale of assets to the GCI member and the contribution of assets to AWN in connection with the AWN Transaction:

(i)	The sale of assets to the GCI member will be permitted;

(ii)	The Company will make a $65.0 million principal payment on the term loan upon closing of the AWN Transaction;

(iii)	Collateral on the assets contributed to AWN will be released; and

(iv)	The Company’s equity interests in AWN will be pledged as collateral.

c.	Certain definitions are amended to take into account cash distributions from AWN, transaction costs and swap breakage related expenses.

d.	Financial covenants are amended as follows:

(i)	Total Leverage to Adjusted EBITDA Ratio: Not to exceed 6.00 to 1.00 through June 30, 2014; 5.50 to 1.00 through December 31, 2014; and 5.25 to 1.00 thereafter.

(ii)	Senior Secured Leverage to Adjusted EBITDA Ratio: Not to exceed 4.75 to 1.00 through June 30, 2014; 4.50 to 1.00 through December 31, 2014; and 4.25 to 1.00 thereafter.

(iii)	Adjusted EBITDA to Fixed Charges Coverage Ratio: Not to fall below 2.25 to 1.00 through June 30, 2014; 2.50 to 1.00 through September 30, 2015 and 2.75 to 1.00 thereafter.

On November 1, 2012, the effective date of the Credit Amendment, and as a result of the potential incremental $65.0 million principal payment on the term loan required by the Credit Amendment, management determined that our forward floating-to-fixed interest rate swap in the notional amount of $192.5 million no longer met the hedge effectiveness criteria under ASC Topic 815, Derivatives and Hedging. Accordingly, hedge accounting treatment was discontinued on this swap effective November 1, 2012, and future changes in the fair value of this swap between October 29, 2012 and its future termination date will be recognized as interest expense.

Amounts recorded to accumulated other comprehensive loss from the date of the swap’s inception through October 31, 2012 will be amortized to interest expense over the period of the originally designated hedged variable rate interest payments. Management will continue to assess our variable interest rate hedging strategy. Subject to future changes in certain variables including, but not limited to, LIBOR, consummation of the AWN Transaction and our cash requirements, we may elect to terminate certain of the forward floating-to-fixed interest rate swap agreements. Termination of any of these agreements prior to their scheduled settlement date could result in cash termination fees and charges to interest expense for unrealized losses recorded to accumulated other comprehensive loss.

As of September 30, 2012, we were engaged in negotiations with our lenders to amend our Senior Credit Facility, primarily to effect consummation of the AWN Transaction, and were also assessing the potential impact of any potential amendment on our cash flow hedging strategy. Based on the status of these negotiations, as well as the status of the other open conditions required to consummate the AWN Transaction as of September 30, 2012, management concluded that the hedged variable rate interest payments underlying its forward floating-to-fixed interest rate swaps were probable of occurring within the designated time frames. Accordingly, management concluded that its forward floating-to-fixed interest rate swaps were highly effective hedges as of September 30, 2012, and would remain highly effective throughout their terms.

NON-GAAP FINANCIAL MEASURES

In an effort to provide investors with additional information regarding our financial results, in particular with regards to our liquidity and capital resources, we have disclosed certain non-GAAP financial information which management utilizes to assess performance and believe provides useful information to investors. We have disclosed earnings before interest expense and income, loss on extinguishment of debt, depreciation and amortization, gain on sale of long-term investments, gain on disposal of assets, gift of services, earnings in excess of distributions from equity method investment, AWN Transaction related costs, income taxes and stock-based compensation (“Adjusted EBITDA”), as defined and reconciled below, and Adjusted EBITDA Margin, defined as Adjusted EBITDA divided by operating revenues, because we believe they are important performance indicators and provide information about our ability to service debt, pay dividends to the extent permitted and fund capital expenditures. We also disclose Free Cash Flow, as defined and reconciled below, because we believe it is an important measure of our ability to fund business activities. Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow are not GAAP measures and should not be considered a substitute for operating income, net cash provided by operating activities, or net cash provided or used.

The following table provides the computation of Adjusted EBITDA and Free Cash Flow for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net cash provided by operating activities	$19,172	$25,833	$56,210	$57,551
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	(12,932)	(14,392)	(38,452)	(43,510)
Amortization of debt issuance costs and debt discount	(1,380)	(1,421)	(4,382)	(11,507)
Stock-based compensation	(969)	(1,188)	(2,662)	(2,620)
Deferred income taxes	(6,136)	(8,834)	(6,385)	(8,735)
Provision for uncollectible accounts	(307)	(409)	(1,836)	(1,468)
Earnings in excess of distributions from equity method investment	13	—	13	—
Other non-cash income	2,585	726	2,042	292
Changes in operating assets and liabilities	8,198	(1,131)	4,038	8,225

Net income (loss)	$8,244	$(816)	$8,586	$(1,772)
Add (subtract):
Interest expense	10,268	9,529	29,203	28,815
Loss on extinguishment of debt	—	—	323	13,445
Interest income	(9)	(10)	(31)	(26)
Depreciation and amortization	12,932	14,392	38,452	43,510
Gain on sale of long-term investments	—	(174)	—	(174)
Gain on disposal of assets	(2,559)	(709)	(2,140)	(590)
Income tax expense	6,136	9,468	6,385	9,369
Stock-based compensation	969	1,188	2,662	2,620
Gift of services	—	(118)	—	(51)
Earnings in excess of distributions from equity method investment	(13)	—	(13)	—
AWN transaction related costs	587	—	5,046	—

Adjusted EBITDA	$36,555	$32,750	$88,473	$95,146

Less:
Cash capital expenditures	(15,722)	(14,797)	(43,363)	(34,406)
Cash interest expense	(7,796)	(7,193)	(24,799)	(24,415)

Free cash flow	$13,037	$10,760	$20,311	$36,325

Operating revenues	$96,795	$90,306	$272,754	$261,842

Adjusted EBITDA Margin	37.8%	36.3%	32.4%	36.3%

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of September 30, 2012, we have recorded litigation reserves of $0.5 million against certain of those claims and legal actions. The Company is presently a defendant in a class action lawsuit;

however, we do not believe that the plaintiff class, if finally certified, is more likely than not to prevail. If the Company were found to have any liability, the estimated range of that liability would be $0.5 million to $2.0 million. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, comprehensive income or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress. See also “Part II, Item 1, Legal Proceedings”.

Additionally, this section should be read in conjunction with “Note 9 - Commitments and Contingencies,” which reports on a NOPA reissued by the IRS on November 2, 2010 with respect to the 2006, 2007 and 2008 taxable years of Crest, which we acquired on October 30, 2008. The IRS’s position could result in a charge to income tax expense of approximately $93.7 million, $54.2 million of which would be a result of additional taxes payable, including accrued interest, and $39.5 million of which would be a result of the reduction in recognized deferred tax assets. The case has been submitted to the IRS Appeals Office and our first hearing occurred on July 19, 2012. Resolution of this matter may not occur for a year or more. While we and the Selling Stockholders are continuing to vigorously contest the IRS’s claims, should the appeals process fail to overturn the IRS’s positions, should we be unable to preserve the corporate structure of the Crest subsidiaries and should the we prove unable to effectively enforce the indemnification provisions in the SPA or should any amounts exceed the indemnity obligation, or ability to pay, of the indemnifying parties under the SPA, this could have a material adverse effect on the Company’s consolidated financial position, comprehensive income, cash flows and liquidity.

EMPLOYEES

As of September 30, 2012 we employed 827 full-time employees, 9 part-time employees and 24 temporary employees. Approximately 70% of our employees are represented by the IBEW. Our CBA with the IBEW, as amended and ratified effective October 4, 2012, governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska and expires on December 31, 2015. See “Note 10 – Subsequent Events” in the Notes to Condensed Consolidated Financial Statements. Management considers employee relations to be generally good.

ADDITIONAL INFORMATION

On April 20, 2012, we began offering the iPhone for sale to our wireless customers. We experienced significant demand for this product during the second quarter of 2012. Because we, consistent with other wireless carriers, subsidize the cost of this device for our customers, we experienced an increase in COGS during the second quarter of 2012. These subsidies returned to a more normalized level during the third quarter of 2012.

In 2010, Verizon purchased a 700 MHz block of wireless spectrum covering the state of Alaska, and in 2011 it began construction of a switching facility in Anchorage. We currently expect Verizon to enter the Alaska telecommunications market in 2013. Given our limited market size, the impact from this increased competition is expected to be material, and will impact our future service and roaming revenue. We cannot reliably predict the size and pace of this impact on our revenues, but believe it is unlikely we will see any significant erosion in our roaming revenue stream until 2013. Given the increasing use of wireless data we expect roaming revenue to increase in the near to medium term. Our roaming revenue represented 11.1% of our total revenues in fiscal year 2011 and 15.0% in the nine-month period ended September 30, 2012.

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

As of September 30, 2012, we had outstanding debt under our Senior Credit Facility. Our credit facility exposes us to risk from changes in interest rates, specifically from changes in LIBOR, or, in certain cases, the prime rate, which are used to determine the interest rates that are applicable to borrowings under the Senior Credit Facility. To manage this risk, we purchased an interest rate cap that effectively capped LIBOR at 3.0% from January 1, 2011 to June 30, 2012. We have also entered into a series of forward floating-to-fixed interest rate swap agreements and a buy back of the 1.5% LIBOR floor that effectively fixes LIBOR on $385.0 million of the outstanding balance. These forward swaps began June 30, 2012 and expire on September 30, 2015. Management believed that it continued to meet the criteria for hedge accounting through September 30, 2012 and that it was probable that the hedges would remain highly effective throughout the term of the instruments. See “Note 10 – Subsequent Events in the Notes to Condensed Consolidated Financial Statements.

On September 30, 2012, we had outstanding $21.7 million aggregate principal amount of our 5.75% Notes and $120.0 million of our 6.25% Notes. The notes pay interest at a fixed rate and are subordinated to our obligations under our Senior Credit Facility as well as certain hedging agreements and other secured debt available under our Senior Credit Facility.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated any changes in our internal controls over financial reporting that occurred during the third quarter of 2012. Based on this evaluation, we have concluded that there were no changes in our internal controls over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of September 30, 2012 we have recorded litigation reserves of $0.5 million against certain current claims and legal actions. The Company is presently a defendant in a class action lawsuit; however, we do not believe that the plaintiff class, if finally certified, is more likely than not to prevail. If the Company were found to have any liability, the estimated range of that liability would be $0.5 million to $2.0 million. Other than as described above and as disclosed previously in Item 3 - “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

The formation of AWN is subject to substantial contingencies, some of which are outside of the Company’s control. There may be substantial costs to resolving these contingencies, which may include restructuring AWN’s proposed operating model to AWN’s or the Company’s detriment. Should the Company fail to resolve the contingencies, the potential benefits of forming AWN may not materialize. If AWN is not formed, the Company’s financial results may suffer as a result of the transaction costs related to the attempt to form AWN. Even if AWN is formed, it may not be successful in its efforts to integrate, operate, and improve its wireless assets and business processes. AWN may not generate sufficient cash flow to pay dividends to the Company. Even if AWN pays dividends, those dividends may be less than expected or may otherwise result in the Company’s financial results being worse than if AWN had not been formed.

Under the AWN operating agreement the owner companies may experience reductions in their distributions from AWN if either owner does not maintain certain subscriber levels. This provision means that the preferred distributions to ACS could be subject to a downward adjustment.

During the first four years following consummation of the AWN Transaction, ACS is eligible to receive preferential cash distributions totaling up to $50 million in each of years one and two, and up to $45 million in each of years three and four. After year four, GCI and ACS will generally receive distributions proportional to their ownership interests. Distributions payable to ACS during the first four years are subject to adjustment if there are certain decreases in ACS’s average number of wireless subscribers during a year. In years in which ACS fails to maintain required subscriber levels, its distributions will be reduced by $218.00 per average subscriber shortfall. The adjustments to ACS distributions are capped at $21.8 million during the first four years. In the fourth year, GCI will be required to pay ACS up to $21.8 million to the extent that it has not maintained a certain subscriber level and ACS has maintained its subscriber level.

Competition and limited device access may present continuing challenges to the Company.

As of April 20, 2012, the Company has the ability to provide customers with access to the iPhone. This is considered a high end device, and along with other comparable models, the cost per device and the associated subsidy we incur by charging our customers less than the cost of the device, is substantial. With the availability of this device, we expect that we will be on a more competitive footing with AT&T and Verizon with regard to customer preferences on handsets that utilize our Company’s wireless services and network. However, these national carriers have substantially greater resources to absorb device subsidies than we do. The Company still faces significant challenges in competing with the many device and service offerings from dominant, national service providers as they typically have exclusive arrangements to offer the device and superior supply chain access that allows them to stock these handsets sooner and in much greater supply than we can.

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

See “Note 10 – Subsequent Events” in the Notes to Condensed Consolidated Financial Statements for a summary of the restrictive covenants and other terms contained in the Credit Amendment effective November 1, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit	Where Located

2.1	Asset Purchase and Contribution Agreement, dated as of June 4, 2012, among Alaska Communications Systems Group, Inc., General Communication, Inc., ACS Wireless, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless Network, LLC, with Form of First Amended and Restated Operating Agreement of The Alaska Wireless Network, LLC among The Alaska Wireless Network, LLC, GCI Wireless Holdings, LLC, ACS Wireless, Inc., Alaska Communications Systems Group, Inc. and General Communication, Inc. attached thereto as Exhibit A (portions of this Exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	Exhibit 2.1 to Form 8-K (filed August 6, 2012)

2.2	Amendment, dated as October 1, 2012, to Asset Purchase and Contribution Agreement, dated as of June 4, 2012, among Alaska Communications Systems Group, Inc., General Communication, Inc., ACS Wireless, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless Network, LLC.	Exhibit 2.1 to Form 8-K (filed October 2, 2012)

3.1	Amended and Restated By-Laws of Alaska Communications Systems Group, Inc.	Exhibit 3.1 to Form 8-K (filed September 30, 2011)

10.1	Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan (Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 25, 2012).	Exhibit 10.1 to Form S-8 File No.333-181660 (filed May 24, 2012)

10.2	Amendment ratified on October 4, 2012, to Collective Bargaining Agreement, effective February 28, 2010, between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union No. 1547.	Exhibit 10.1 to Form 8-K (filed October 10, 2012)

10.3	Collective Bargaining Agreement, effective February 28, 2010, between Alaska Communications Systems, Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union No. 1547.	Exhibit 10.2 to Form 8-K (filed October 10, 2012)

10.4	First Amendment to Credit Agreement, dated as of November 1, 2012, by and among Alaska Communications Systems Holdings, Inc., as Borrower, Alaska Communications Systems Group, Inc., as Parent, the lenders, and JPMorgan Chase Bank, N.A. as Administrative Agent.	Filed herewith

10.5	Executive Employment Agreement, dated as of October 13, 2011, between Alaska Communications Systems Group, Inc. and James R. Johnsen.	Filed herewith

10.6	Executive Employment Agreement, dated as of September 24, 2012, between Alaska Communications Systems Group, Inc. and David C. Eisenberg.	Filed herewith

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2012	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne Graham
Wayne Graham
Chief Financial Officer
(Principal Accounting Officer)