Form 10-K
period 2012-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2013-03-01
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on June 30, 2012 was approximately $95 million computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 7, 2013 there were outstanding 45,820,917 shares of Common Stock, $.01 par value, of the registrant.

Documents Incorporated by Reference

Information required by Part II (Item 5) and Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2012.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

Cautionary Statement Regarding Forward Looking Statements and Analysts’ Reports

This Form 10-K and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “us”, “ACS”, the “Company” and “Alaska Communications”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-K under “Item 1A ,Risk Factors” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	our already strong competitive environment will become even more competitive by the expected entry of Verizon Wireless (“Verizon”) in 2013;

•

our ability to consummate the wireless joint venture with General Communication, Inc. (“AWN” as defined below) announced on June 5, 2012, and once consummated the ability of AWN to integrate, operate, and improve the wireless assets contributed to it while maintaining effective interfaces with our retail business;

•

our substantial debt which requires us to dedicate a significant portion of our cash flow from operating activities to make debt payments and places pressure on our ability to access the capital markets and to fund capital opportunities;

•	our ability to comply with the covenants and other terms contained in our 2010 Senior Credit Facility as amended effective November 1, 2012 (“Senior Credit Facility” or “2010 Senior Credit Facility”);

•

governmental and public policy changes, including on-going changes in our revenues resulting from regulatory actions affecting inter-carrier compensation (“ICC”), Universal Service Funding (“USF”) for Competitive Eligible Telecommunications Carriers (“CETC”) and high cost support, and lifeline revenues;

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

•

our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including on-going capital expenditures needed to upgrade our access network to industry competitive speeds, and our limited access to in-state middle mile infrastructure;

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

•

a third party claim that the Company is infringing upon their intellectual property, resulting in significant litigation or licensing expenses, or the loss of our ability to sell or support certain products including certain wireless devices;

•	changes in overall national, regional or local economic conditions;

•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan;

•	the success or failure of any future acquisitions;

•	geologic or other natural disturbances relevant to the location of our operations;

•	loss of key personnel; and

•	the matters described under “Item 1A, Risk Factors.”

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

PART I

Item 1. Business

About Alaska Communications

We provide leading integrated communications services to business and consumer customers in and out of Alaska. Our communications network extends throughout Alaska and is connected to the contiguous states via our two diverse undersea fiber optic cable systems: (i) the AKORN® system and (ii) the Northstar system.

Our communications network, which includes significant wireless spectrum holdings covering Alaska, is among the most expansive in Alaska and forms the foundation of service to our customers. We offer many products and services over this network, and we offer many channels for service delivery to our customers through a value proposition differentiated by service and network design. Our business relies on our highly skilled workforce of 830 employees that work in communities throughout Alaska and Hillsboro, Oregon, supporting our retail and service delivery, customer support, network monitoring and general and administrative support operations.

We were incorporated in 1998 under the laws of the state of Delaware.

Our principal executive offices are located at 600 Telephone Avenue, Anchorage, Alaska 99503-6091. Our telephone number is (907) 297-3000.

Markets, Services and Products

We operate our business under a single reportable segment, and provide services and products to the following customer categories.

•	Business and Wholesale

•	Consumer

•	Wireless

•	Access and CETC

The four pillars supporting our products and services are reliability, customer service, trustworthiness and local presence. These pillars are represented by the following promise we make to our customers: You can always expect to get the service as promised to you by an Alaska Communications’ representative. If you are not satisfied, we will work with you to provide a solution that meets your satisfaction.

To support this promise, we are significantly increasing the level of investment and service to our business and wholesale customers by offering a host of value-added services and higher bandwidth speeds, while at the same time enhancing our value proposition to our consumer customers of highly reliable voice and broadband services.

Although historically we have been one of the leading wireless companies in Alaska, we entered into definitive agreements with General Communication, Inc. (“GCI”) to form AWN (as defined below), which will allow us to better provide the fastest and most geographically expansive wireless services for our subscribers, and allow us to compete more effectively in the retail market. This transaction is further described below and in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is currently expected to close in the second quarter of 2013.

Because our network provides access to the retail marketplace, and as a result of the cost of providing service to high cost areas, we have access and CETC revenues established by either state or federal regulatory agencies. As discussed in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” these funding sources are expected to decline significantly over time.

Our services and products are described below. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a summary of service and product revenues generated by each of these customer groups.

Business and Wholesale

We provide communications and managed services including voice and broadband data network hosting, IT management, cloud-based services, billing and collection, and local and long distance services to business customers. Our business customers include small and medium businesses, larger enterprises, and government customers which include municipal, local, state and federal government entities, school districts, libraries and rural health care hospitals. Our wholesale customers are other telecommunications carriers, including our primary competitor, GCI, who rely on us to provide connectivity for voice, long distance and broadband needs (including wireless backhaul services), to access their customers over our network. Backhaul services consist of providing other wireless carriers with access to their cell site locations.

We seek to provide these customers comprehensive, value-added services that make communications and other services more secure, reliable and efficient.

We believe we can achieve continued growth in our business and wholesale markets through meeting the increasing bandwidth needs of our customers, growing our market share, and providing additional services and products to our customers by increasing the size and scope of our direct and indirect sales channels. Offering new products and services is an important element of our future success. In 2012, we accelerated our product launches, which included enhanced Voice over Internet Protocol (“VoIP”) to our small and medium business customers, long-term evolution (“LTE”) wireless services, and virtual private LAN service (“VPLS”). In 2013 we expect to expand VoIP to our larger business customers and introduce additional IT, professional and cloud-based services to our business and governmental customers.

Consumer

We provide broadband, Internet access, local and long distance voice, and other communications products and services to residential customers. In 2012 we launched our Home Internet product. In 2013 we expect to offer higher bandwidth speeds to these customers, leveraging the capabilities of our existing network.

Wireless

We provide wireless voice and broadband services, and other value-added wireless products and services, such as wireless devices, across Alaska with roaming coverage available in the contiguous states, Hawaii and Canada. We believe that customers’ increased desire to be connected to the Internet wherever they are will result in increasing levels of demand for our wireless broadband services.

In 2012, we began offering the iPhone to our customers and experienced significant demand for this product during the second quarter of 2012. Combined with our Android-powered and other smart phone products, penetration of broadband centric devices increased to 53% of postpaid subscribers, up from 45% a year ago. We also deploy tiered broadband plans where our customers pay higher monthly rates as their broadband consumption grows.

Our wireless network is among the most extensive in Alaska covering approximately 85% of Alaska’s population and supporting approximately 115,000 connections as of December 31, 2012. Our licenses in the 800-900 MHz (for digital cellular voice and broadband services), 1800-1900 MHz (all digital PCS voice and broadband services) and AWS 1710-1735 MHL (for 4G cellular service) spectrum collectively cover virtually all of Alaska.

See the discussion below about our arrangement with GCI to establish the Alaska Wireless Network.

Access and CETC

We provide voice and broadband termination services to inter and intrastate carriers who provide services to our retail customers. We also receive inter and intrastate high cost universal support funds and other revenue streams as structured by state and federal regulatory agencies that allow us to recover our costs of providing universal service in Alaska. As further discussed under “Regulation,” as a result of substantial changes enacted by the Federal Communications Commission (“FCC”), certain of these revenue streams, which had previously been a stable source of funding, are expected to decline in the future.

Network and Technology

We operate one of Alaska’s most extensive telecommunications networks, providing switched and dedicated voice and broadband services as well as a host of other value added services such as network hosting, IT management, cloud-based services, billing and collection, and local and long distance services. We continuously upgrade our network to provide higher levels of performance, increased levels of security and additional services to our customers. Our networks are monitored for performance around the clock in redundant monitoring centers to provide a high level of reliability and performance. Our fiber network, which serves as the backbone of our network, is extensive within Alaska’s urban areas and connects our largest markets, including Anchorage, Fairbanks and Juneau with each other and the contiguous states. It offers us the opportunity to provide our customers with a high level of network reliability and speed for voice and broadband applications. We also own and operate one of the most expansive Internet Protocol (“IP”) networks in Alaska using multi-protocol label switching (“MPLS”), Metro Ethernet technology and VPLS. Our MPLS network provides the long-haul framework for our Metro Ethernet service, which we market to businesses and government customers. Metro Ethernet offers our customers scalable, high-speed broadband and customized IT products and services, as well as Internet connectivity. VPLS allows customers to connect their dispersed locations with the ease of use and control offered by Metro Ethernet and the quality and reliability of our MPLS services. We are one of the few Metro Ethernet Forum certified carriers in the nation, providing the highest degree of assurance to our customers regarding the quality of our network and services.

We also own and operate undersea fiber optic cable systems that connect our Alaskan network to our facilities in Oregon and Washington. These facilities provide the most survivable service to and from Alaska, with key monitoring and disaster recovery capabilities for our customers.

Our network in Oregon and Washington includes terrestrial transport components linking Nedonna Beach, Oregon to a Network Operations Control Center in Hillsboro, Oregon and collocation facilities in Portland, Oregon and Seattle, Washington. In addition, AKORN®, our undersea fiber optic cable system, connects our Alaska network from Homer, Alaska to our facilities in Florence, Oregon along a diverse path within Alaska, the Pacific Northwest and undersea in the Pacific Ocean. Northstar, our other undersea fiber optic system, comprises approximately 2,100 miles with cable landing facilities in Whittier, Juneau, and Valdez, Alaska, and Nedonna Beach, Oregon. Together, these fiber optic cables provide extensive bandwidth as well as survivability protection designed to serve our own, as well as our most demanding customers’ critical communications requirements. Through our landing stations in Oregon, we also provide an at-the-ready landing point for other large fiber optic cables, and their operators, connecting the U.S. to networks in Asia and other parts of the world. We currently manage landing facilities for approximately one third of all transpacific cables landing on the U.S. west coast.

Traditionally, we have operated one of Alaska’s leading wireless networks. Our primary wireless platform has been Code Division Multiple Access (“CDMA”) where we provide voice and 1×RTT technology for broadband usage. Additionally, we have deployed third generation (“3G”) wireless packet broadband technology in the form of CDMA Evolution Data Optimized Rev A covering approximately 77% of the state’s population. This service enables email, web browsing and other broadband uses on wireless devices. In 2012, we activated our fourth generation (“4G”) network employing LTE technology, and currently provide service to urban markets in Alaska.

As discussed above, we entered into definitive agreements with GCI to form AWN (as defined below), which will allow us to provide the fastest and most geographically expansive wireless services for Alaska subscribers, and allow us to compete more effectively in the retail market. This will be accomplished through combining our wireless network with GCI’s. We believe these networks are highly complementary. GCI provides extensive coverage throughout rural markets in Alaska, where we currently do not have coverage, and they also operate a significant Wi-Fi network in the urban corridors. We provide an extensive urban footprint, including service along the highway corridors between these markets. The combined spectrum holdings of GCI and ACS will provide AWN with the most spectrum of any active wireless operator in Alaska.

Competition

We face strong competition in our markets. Competitors include GCI, AT&T and Matanuska Telephone Association, Inc. (“MTA”), and in the future, Verizon. GCI operates an expansive statewide wireless and wireline network, and is the dominant provider of video services to Alaskans. We believe they have the dominant market share across every customer and service segment in Alaska, except for wireless, where we believe AT&T is the dominant provider in Alaska. We estimate that AT&T has over 50% of the total wireless market in Alaska. Both GCI and AT&T continue to invest and expand their networks in Alaska. Verizon, our primary roaming partner outside of Alaska and a customer for whom we provide roaming services in Alaska, has a license for 700MHz C-Block wireless spectrum in Alaska and is expanding its activities to support entry into the Alaska market. These activities include the acquisition of property, construction on that property of their primary switch location, and the solicitation of cell tower access and provisioning of network capacity from these cell towers to the switch facility and their lower 48 network. We believe they will begin to provide service in Alaska in the first half of 2013. The impact to Alaska Communications is expected to be significant. The roaming revenue we collect from Verizon will begin to decline as Verizon’s lower 48 customers no longer use our network. Roaming revenue currently represents 15.0% of our total revenue. Additionally, our retail customer base will now have a choice for services from another national provider, and we expect our customer base may erode.

As competition continues to increase, we will be required to increasingly differentiate our value proposition based on prices and pricing plans, as well as accelerate our investment in the types of services and products offered and improving our levels of customer service.

Further, while we believe our pricing structure is competitive with AT&T and Verizon, as the two dominant national carriers they have significant competitive advantages associated with device availability, content and footprint that can be packaged with their wireless offerings. GCI competes heavily on price, particularly as they bundle wireless service with their triple-play offerings (voice, broadband and video).

These competitive dynamics are significant, and our operating performance is expected to be impacted accordingly. For more information associated with the risks of our competitive environment see “Item 1A, Risk Factors.”

Consummation of the AWN Transaction (as defined below) and the subsequent successful operation of AWN are expected to improve our long-term competitive position on wireless services in Alaska. In addition, cash flows generated by AWN are expected to fund preferred cash distributions to ACS during the first four years of operations, thereby providing a more predictable cash flow stream than would otherwise be expected following Verizon’s entry into the Alaska market.

Marketing

Our marketing strategy relies on our extensive history of understanding the Alaskan business and consumer customer. We tailor our products and services based on understanding our customers’ needs, and offer competitive services at price points that allow us to generate reasonable returns on our investments. Further, we bundle our products to provide increased value to our customers through higher volume purchases. We have developed and enhanced product training for our sales team and pre-sales support resources, from sales engineering to sales operations. In general, our marketing efforts are focused on a coordinated program of television, print, radio, signage, Internet and point-of-sale media promotions with an increased focus on community based marketing initiatives.

Sales and Distribution Channels

Our sales strategy combines direct and indirect distribution channels to retain current customers and drive additional sales growth. Our direct channel is comprised of our 14 retail stores, a direct sales team focused on business customers, and a network of 29 agents. We are building an extensive sales channel targeting the small and medium sized business market as well as larger companies. Further, we provide our customers the ability to order goods and services and pay their bills through our website.

Customer Base

We generate our revenue through a diverse statewide customer base and there is no reliance on a single customer or small group of customers, other than Verizon, which accounted for 16.4% and 12.4% of our revenue in 2012 and 2011, respectively. No customer accounted for 10% or more of our total revenue in 2010.

Seasonality

We believe our wireless revenue is materially impacted by seasonal factors. Roaming revenue, in particular, declines in the winter months and increases in the summer months. We believe this is due to Alaska’s northern latitude and the resulting wide swing in available daylight and weather conditions between summer and winter months. These conditions, unique to Alaska, affect business, tourism and calling patterns in the state. Our wireline service offerings experience similar seasonal effects, but we do not believe these effects are material.

Employees

As of December 31, 2012, we employed 805 regular full-time employees, 9 regular part-time employees and 16 temporary employees. Approximately 69% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement (“CBA”) with the IBEW, which was amended in October 2012, governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska through December 31, 2015. Management considers employee relations to be generally good.

Alaska Wireless Network Transaction

On June 4, 2012, we entered into an Asset Purchase and Contribution Agreement with GCI, ACS Wireless, Inc., a wholly owned subsidiary of ACS (the “ACS Member”), GCI Wireless Holdings, LLC, a wholly owned subsidiary of GCI (the “GCI Member”) and The Alaska Wireless Network, LLC, a wholly owned subsidiary of GCI (“AWN”), for the purpose of combining their wireless networks into AWN as described below (the “AWN Transaction”). ACS will own one-third and GCI will own two-thirds of AWN.

Pursuant to the Asset Purchase and Contribution Agreement, ACS will sell to the GCI Member certain assets used primarily in ACS’s wireless operations (the “Purchased Assets”) for a cash payment of $100 million. Both the ACS Member and the GCI Member will contribute to AWN all the assets used primarily in each of ACS’s and GCI’s respective wireless operations, including, in the case of the GCI Member, the Purchased Assets. The assets to be contributed include spectrum licenses; cell sites; switching systems; access to capacity to connect this network, and the network required to support backhaul revenue that will be transferred to AWN at closing; and certain other assets necessary to operate the combined Alaska state-wide wireless and backhaul network being contributed to AWN. ACS and GCI will not contribute certain “Excluded Assets,” which include cash, accounts receivable and subscriber agreements. AWN will assume from ACS and GCI post-closing liabilities of ACS and GCI, and their respective affiliates, under contracts assumed by AWN and certain other liabilities. All other liabilities will be retained by ACS or GCI, or their respective affiliates.

Consummation of the transactions is subject to various conditions, including the consent of the FCC, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, compliance with certain U.S. Securities and Exchange Commission (“SEC”) reporting requirements, and other customary closing conditions. The parties to the Contribution Agreement expect to consummate the transactions during the second quarter of 2013.

This transaction is expected to improve our long-term competitive position on wireless services in Alaska because the AWN network will be the most geographically expansive network in the state, with an extensive Wi-Fi network within the urban corridors. Further, by operating one network, AWN will generate significant operating and capital spending synergies. Under the AWN structure, we will continue to generate retail revenue from our wireless customers. To compensate AWN for our utilization of its wireless network, we will remit to AWN a wholesale rate approximately equivalent to 70% of the retail rates we charge our customers. Additionally, roaming and CETC revenue that we previously received will be recognized by AWN as will any backhaul revenue we receive from other wireless carriers. The transaction is currently expected to generate $100 million of cash proceeds at closing, $65 million of which will be used to reduce outstanding balances of our term loan facility. Following close, we will be eligible to receive $50 million of preferred distributions annually in the first two years of AWN operations, and $45 million annually in the next two years. These distributions are expected to serve as a surrogate for the Free Cash Flow (as defined in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”) historically generated by our wireless operations, and therefore mitigate the substantial future erosion of Free Cash Flow that we anticipate will occur as a result of Verizon’s entry into Alaska. Because the cash distributions we receive from AWN will be an important element of our future operating performance, in November 2012, we entered into an amendment of our Senior Credit Facility that provides for treatment of the AWN cash distributions as Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) for purposes of our future covenant calculations in our Senior Credit Facility. The terms of this amendment and the impact on our covenant calculations are identified in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See “Item 1A, Risk Factors” and “Note 16 – Commitments and Contingencies,” in the Notes to Consolidated Financial Statements.

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

Overview

The telecommunications services we provide are subject to extensive federal, state and local regulation. We generate revenues from regulated surcharges to our customers, access charges to other carriers, and support mechanisms for services. These amounts are included in our financial results within Retail, Wholesale, Access, and CETC Revenues. Our local exchange carrier (“LEC”) subsidiaries are regulated common carriers subject to rate of return and price-cap regimes; however, because they face competition, most of our LEC subsidiaries may not be able to realize their allowed rates of return.

In this section, “Regulation”, we refer to our LEC subsidiaries individually as follows:

•	ACS of Anchorage, Inc. (“ACSA”);

•	ACS of Alaska, Inc. (“ACSAK”);

•	ACS of Fairbanks, Inc. (“ACSF”); and

•	ACS of the Northland, Inc. (“ACSN”).

In establishing rates for regulated services, our LEC subsidiaries determine their aggregate costs, allocate those costs between regulated and non-regulated services, then separate the regulated costs between the state and federal jurisdictions and finally among their various inter and intrastate services. This process has been governed primarily by the FCC and the Regulatory Commission of Alaska (“RCA”) rules and regulations. The FCC is considering whether to modify or eliminate the current jurisdictional separations process. This decision could indirectly increase or reduce earnings of carriers subject to jurisdictional separations rules by affecting the way regulated costs are divided between the federal and state jurisdictions if rates in both jurisdictions are not adjusted accordingly.

At the federal level, the FCC generally exercises jurisdiction over services of regulated common carriers that provide, originate or terminate interstate or international communications and related facilities. The FCC does not directly regulate certain broadband Internet access services known as information services and has preempted inconsistent state regulation of information services. Our wireless services use FCC radio frequency licenses and are subject to various FCC regulations, including E-911 and number portability requirements.

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

Federal Regulation

We must comply with the Communications Act and regulations promulgated thereunder, which require, among other things, that common carriers offer interstate services upon request at just, reasonable and non-discriminatory rates and terms. The Communications Act also requires us to offer competing carriers interconnection and non-discriminatory access to certain facilities and services designated as essential for local competition, and permits the FCC to deregulate us as markets become more competitive. Under the Communications Act we are eligible for support revenues to help defray the cost of providing services to rural, high cost areas, low-income consumers, schools and libraries that cannot otherwise be recovered from our customers. Many of these regulations recently have been modified by the FCC and others are the subject of on-going FCC rulemakings that are expected to result in further changes.

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

All of our LEC’s are considered incumbent LECs (“ILECs”) and have additional obligations under the Communications Act: negotiate in good faith with any carrier requesting interconnection; provide interconnection for the transmission and routing of telecommunications at any technically feasible point in its network on just, reasonable and non-discriminatory rates, terms and conditions; provide access to unbundled network elements (“UNEs”), such as local loops and trunks at non-discriminatory, cost-based rates to competing carriers that would be “impaired” without them; offer retail local telephone services to resellers at discounted wholesale rates; provide notice of changes in information needed for another carrier to transmit and route services using its facilities; and provide, at rates, terms and conditions that are just, reasonable, and non-discriminatory, physical collocation, which allows a competitive LEC (“CLEC”) to install and maintain its network termination equipment in an ILEC’s central office, or to obtain functionally equivalent forms of interconnection.

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

On December 28, 2006, the FCC conditionally and partially granted ACSA forbearance from the obligation to lease UNEs to our competitors. This forbearance was limited to five wire centers within the Anchorage service area. Even where relief was granted, however, the FCC has required ACSA to lease loops and sub-loops at commercially negotiated rates, or if there is no commercial agreement, at the rates for these UNEs in Fairbanks. As a result of this decision, on March 15, 2007, our LECs entered into a five year global interconnection and resale agreement with GCI governing the provision of UNEs and other services. This agreement has been updated and is currently in effect through March 8, 2017.

Interstate access charges

The FCC regulates the prices that ILECs charge for the use of their local telephone facilities in originating or terminating interstate calls. For the years ended December 31, 2012 and 2011, interstate access charges represented 6.1% and 6.8% of our total revenues, respectively.

On April 17, 2009, the FCC granted ACS a waiver of certain FCC rules so that all of the ACS ILECs’ interstate prices may be regulated under price-cap regulation rather than rate-of-return regulation and the ACS ILECs may retain their interstate common line support revenue at the per line levels they were receiving in 2008. ACS filed a price-cap tariff effective as of July 1, 2009. On June 2, 2010, the FCC granted a petition filed jointly by ACSA, ACSF, and ACSAK for Phase I and Phase II pricing flexibility in the Anchorage, Juneau and Fairbanks areas under the FCC’s pricing flexibility rules. The ACS LECs can now offer flexible pricing arrangements such as volume and term discounts for qualifying services and dedicated transport and special access services free from FCC rate structure and price-cap rules.

Since 2001, the FCC has been examining aspects of the regulatory framework applicable to interstate special access services provided by price-cap LECs. In particular, the FCC has considered reform of the appropriate rate levels and rate structures for such services; the FCC also has considered whether and to what extent it should retain or modify its special access pricing flexibility rules. Because the FCC’s grant of the waiver petition discussed above allowed ACS to become a price-cap company, and because three of the ACS ILECs enjoy pricing flexibility under the current FCC rules, any reforms that the FCC adopts could affect ACS’s revenues in ways that we cannot currently predict.

On November 18, 2011, the FCC issued an order to overhaul its Universal Support Fund and Inter-carrier contribution mechanisms (the “USF/ICC Order”). Upon the effective date of the USF/ICC Order, all interstate and intrastate switched access rates and reciprocal compensation rates (“ICC rates”) were capped at their current levels. The FCC’s goal is for all ICC rates to be reduced to zero with carriers recovering their costs from their end-users (“Bill-and-Keep”). However, some rates remain subject to a further notice of proposed rulemaking (the “FNPR”).

Over a six year period beginning July 1, 2012, price-cap ILECs will see the following changes:

•

intrastate terminating switched end-office rates, intrastate terminating switched transport rates (to the extent they are above the ILEC’s interstate rates) and reciprocal compensation rates will be reduced in two equal steps to parity with interstate rates effective July 1, 2012 and July 1, 2013; transport rates will remain at this level;

•

intrastate and interstate terminating switched end-office rates and reciprocal compensation rates will be reduced in three equal steps to $0.0007 effective July 1, 2014, July 1, 2015, and July 1, 2016;

•	all terminating switched end-office rates and reciprocal compensation rates will be reduced to zero on July 1, 2017; and

•

for a terminating ILEC that owns the tandem switch, terminating switched end-office rates and terminating switched transport rates will be reduced to $0.0007 for all traffic within the tandem serving area on July 1, 2017, and to zero on July 1, 2018.

The USF/ICC Order provides for a certain amount of compensation for lost revenue through two optional programs: (i) an access recovery charge on subscribers and (ii) a temporary access replacement support mechanism with broadband build-out obligations. However, the FCC does not intend the results of the changes to be revenue-neutral to any ILEC and various caps, limitations, market forces, and, ultimately, phase-outs apply to both of these programs. Based on these factors, it is difficult to predict the ultimate impact on our future revenues.

Federal universal service support

The Communications Act requires the FCC to establish a universal service program to ensure that affordable, quality telecommunications services are available to all Americans. The Company receives USF funding for its wireless business as a CETC, and for its LECs as a price-cap carrier. For the year ended December 31, 2012, the Company recognized $20.7 million in wireless CETC and $20.2 million in high cost support for its LECs. Combined, these amounts represent 11.1% of our total revenues for the twelve month period ended December 31, 2012. For the year ended December 31, 2011, the corresponding amounts were $26.9 million and $21.1 million.

The universal service support program has several components, including one that pays support to LECs serving areas for which the costs of providing basic telephone service are higher than the national average. In addition to support for serving high cost areas, ACS is eligible for support for communications services provided to low-income consumers under the Lifeline program, and for connecting schools and libraries to the Internet under the E-rate program. The Lifeline program recently was reformed by the FCC, and the E-rate program is the subject of ongoing FCC rulemaking proceedings. Recently the FCC significantly modified the high cost program in the USF/ICC Order, and additional changes to the high cost program are pending.

USF disbursements may be distributed only to carriers that are designated as “eligible telecommunications carriers” (“ETCs”) by a state regulatory commission. All of the ACS ILECs are ETCs in Alaska. Some of our competitors and ACS Wireless, Inc. (“ACSW”) are CETCs in the service areas of the ACS ILECs and elsewhere.

The recent USF/ICC Order made a number of changes, including:

•

Phasing out the existing high cost funding mechanisms and establishing the Connect America Fund (“CAF”) to support both voice and broadband fixed services in high cost areas served by price-cap carriers, such as our LECs; and

•

Establishing a separate mobility fund to support mobile voice and broadband services in unserved and high cost areas while freezing and phasing out the identical support rule for CETCs, including ACSW and our competitors.

Funding under the new programs will generally require recipients to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period – typically three to five years – as well as meeting interim build-out obligations. Extremely high cost locations are exempt from the build-out requirement, and will be targeted through a separate support mechanism, the Remote Areas Fund, which the FCC is developing. Financial penalties may apply if build-out obligations or service metrics are not met.

The Connect America Fund

The CAF will be implemented in two phases. During Phase One, existing high cost support for price-cap ILECs will be frozen (except where end-user rates are “artificially low,” in which case existing support may be reduced). Price-cap ILECs, such as us, must use frozen CAF to support modern communications networks capable of supporting broadband and voice services, and over time must target areas that are substantially unserved by any unsupported competitor providing such services. “Broadband” for purposes of the new FCC support programs is currently defined as delivering actual speeds of at least 4 Mbps downstream and 1 Mbps upstream, with latency suitable for real-time services such as VoIP, and must be offered at prices reasonably comparable to those in urban areas.

In 2012, and in conjunction with Phase One, the FCC made an additional $300 million in one-time incremental support available to certain price-cap carriers serving the highest-cost wire centers, conditioned on the carriers’ agreeing to new public interest obligations including deploying broadband service to at least one unserved location for every $775.00 in additional funding received within three years. The one-time incremental support payment is optional for price-cap ILECs and must be used to deploy broadband to unserved locations, with some allowance for investment in middle mile infrastructure. We applied for and the FCC offered us approximately $4.2 million of this support, which we accepted in July 2012. In September 2012, we filed a request for waiver at the FCC, seeking greater flexibility to use this support in ways that we believe will increase the benefits of this support to our subscribers. That petition remains pending at the FCC.

Overall, price-cap carriers accepted approximately $115 million of the 2012 incremental support offered by the FCC. In November 2012, the FCC solicited comments on potential changes to the incremental support program, proposed to make additional CAF Phase One incremental support available in 2013, and is currently considering how much such support it may make available and the eligibility conditions that may apply. We expect the FCC to announce changes, if any, to this program during the first half of 2013, and distribute 2013 incremental support in accord with those changes, if any. We are unable to predict how much, if any, of this 2013 CAF Phase One incremental support we may be offered or the conditions that would accompany any such offer. Phase One CAF support will continue to be provided until Phase Two is operational.

Phase Two of the CAF will involve the development of a predictive cost model, which the FCC expects to be adopted in 2013. The FCC will establish the amount of support available within the FCC’s overall budget for price-cap carriers, such as us, in locations benefiting from CAF funding of $1.8 billion annually over five years. Each price-cap ILEC seeking funding will need to undertake a state wide commitment to provide broadband and voice services to all unserved high cost locations in that company’s combined service territory, but excluding those locations with costs in excess of a high cost benchmark yet to be established. No support will be available where an unsubsidized competitor provides broadband service that meets the FCC’s broadband standards. Funded carriers will need to meet deployment commitments in years three and five with significant financial consequences for non-performance. In areas where the ILEC declines the state-level commitment, and in all price-cap territories after five years, the Phase Two funds will be distributed according to competitive bids.

The Mobility Fund

The FCC is eliminating the identical support rule that determines the amount of support for mobile, as well as wireline, CETCs from which ACS receives support for certain of its wireless services. All CETC support is frozen on a per study area basis as of year-end 2011, and will phase down over a five-year period beginning on July 1, 2012 for certain urban markets for which we received $6.0 million for the twelve months ended December 31, 2012 (beginning July 1, 2014, for remote areas of Alaska for which we received $14.8 million for the twelve months ended December 31, 2012). The phase down of CETC support will stop if Mobility Fund Phase Two (described below) is not operational by June 30, 2014.

The Mobility Fund is intended to be a universal service mechanism dedicated to ensuring availability of mobile broadband networks in areas where a private-sector business case is lacking and is to be conducted in two phases. Phase One includes up to $300 million in one-time support to accelerate deployment of networks for mobile voice and broadband services in un-served areas. Funds will be awarded through a nationwide reverse auction, which the FCC conducted in the third quarter of 2012. The Company did not bid for, and will not receive, Phase One support.

Phase Two funding will provide up to $500 million per year in on-going support for communities in which service would be unavailable absent federal support. This will include on-going support for Tribal areas of up to $100 million per year. The distribution methodology, eligible geographic areas and providers, and public interest obligations are to be detailed in the FNPR. The FCC has solicited comments on the distribution mechanism for Phase Two, and expects to adopt rules to govern Phase Two in 2013.

Based on the fact that current support is frozen or will enter a phase down requirement, and there is substantial uncertainty regarding how the Company qualifies for future USF revenues, the Company expects USF revenue to decline over time.

Federal universal service contributions

The FCC is currently considering revisions to the current mechanism for funding universal service. Today, our operating subsidiary companies collect federal USF amounts from our subscribers associated with interstate and international services and are then required to contribute these amounts to the federal USF. The collected federal USF amounts represented 1.2% and 1.6% of our total revenues for the twelve month periods ended December 31, 2012 and 2011, respectively. The FCC is considering whether to replace this funding mechanism with one based on flat rate, per line contributions; capacity-based contributions; or some combination of these or other proposals. The FCC also has considered whether to adopt contribution requirements for broadband Internet access services. We cannot predict how the outcome of these proceedings may affect our contribution obligations.

Interstate long distance services

FCC regulation of the rates, terms or facilities of our interstate long distance services is relatively light. However, we must comply with the general requirement that our charges and terms be just, reasonable and non-discriminatory. Also, we must comply with FCC rules regarding unauthorized switching of a customer’s long distance service provider, or “slamming”. Interstate long distance services represented 1.6% and 1.9% of our total revenues for the twelve month periods ended December 31, 2012 and 2011, respectively.

Broadband and Internet services

We provide broadband Internet access services as an Internet service provider. The FCC has classified such services as information services, which historically have not been subject to many of the regulatory obligations that are imposed on telecommunications services. Additionally, the FCC generally has preempted state and local regulation of information services. The FCC has, however, concluded that broadband Internet access providers must comply with the Communications Assistance for Law Enforcement Act (“CALEA”).

The FCC has imposed regulatory obligations on IP-based telephony, which we use to provide broadband services. The FCC has determined that interconnected VoIP providers must comply with: (i) requirements to provide E-911 emergency calling capabilities; (ii) certain disability access requirements; (iii) rules protecting customer proprietary network information (“CPNI”); (iv) local number portability requirements; (v) regulatory fee obligations; (vi) obligations under CALEA; (vii) the obligation to contribute to USF; and (viii) discontinuance requirements.

Lifeline reform

As required under the FCC’s January 2012 Lifeline Order regarding future qualification for lifeline revenue, we conducted a recertification of all of our Lifeline customers, from which we generated 1.7% of our total revenue for the twelve months ended December 31, 2012 and 2011, to verify that they continue to meet the FCC’s eligibility criteria. In part as a result of that effort, our Lifeline enrollment decreased by approximately 2,609 wireless and 1,605 wireline connections, or approximately 26.2% of our total lifeline customer base. Also in conjunction with the Lifeline Order, the FCC continues to evaluate further changes to its Lifeline program in an ongoing Further Notice of Proposed Rulemaking (“FNPRM”). There are a number of matters under consideration that could increase the Company’s regulatory compliance obligations and customer administrative responsibilities, and impact revenue received from regulatory funding sources. We expect a state or national eligibility database requirement could involve costs to establish the database and to access the database. In the FNPRM, the FCC is considering whether to reduce our federal Lifeline subsidy support.

Wireless services

Federal law preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio services (“CMRS”), which includes personal communications services and cellular services. The FCC does not regulate such rates; however, the FCC imposes a variety of regulatory requirements on CMRS operators. For example, CMRS operators must be able to transmit 911 calls from any qualified handset without credit check or validation and are required to provide the location of the 911 caller within an increasingly narrow geographic range. CMRS operators are also required to provide 911 service for individuals with speech and hearing disabilities, or TTY service. All cellular and personal communications services licenses have a 10-year term, at the end of which they must be renewed. Licenses may be revoked for cause and license renewal applications may be denied if the FCC determines that renewal would not serve the public interest. In addition, all personal communications services licensees must satisfy certain coverage requirements. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

On November 18, 2009, the FCC established set timeframes for tower site applications reviewed by state and local governments. Under the ruling, if a jurisdiction fails to act on an application within prescribed time periods (90 days for collocations, 150 days for other tower site applications) the applicant may file a claim for relief in court. The court will then decide what action to take based on the facts presented. On April 7, 2011, the FCC adopted new rules governing data roaming arrangements, by which wireless carriers are able to use their competitors’ networks in areas where they do not offer service. The new rules require ASCW to offer data roaming arrangements to other providers with compatible technologies on “commercially reasonable terms and conditions” and create a special dispute resolution procedure should the parties be unable to reach agreement. The long-term impact of these rules remains uncertain.

Rate regulation

On August 22, 2012, the FCC released an Order suspending the process by which ILECs may obtain new grants of pricing flexibility for special access transport services. The Order did not alter or withdraw any existing grants of pricing flexibility, including those we hold. The Order lays out a process for initiating a broad data-gathering effort through which the FCC intends to analyze the operation of special access markets. The FCC stated its intent to analyze the data and establish a new framework for pricing flexibility in 2013; as the next step in that process, in December 2012, the FCC issued an Order requiring providers of special access and related services to respond to a data request regarding their services. We anticipate that the future framework, when adopted, could involve changes to our existing grants of pricing flexibility, and require more rigorous showings when seeking new grants of pricing flexibility.

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

Other FCC initiatives that may impact our regulated subsidiaries include implementing capabilities pursuant to CALEA to be used by law enforcement officials in executing court authorized electronic surveillance, access to poles, ducts, conduits and rights-of-way, Truth-in-Billing requirements, Equal Employment Opportunity reporting, hearing aid compatibility requirements, wireless “bill shock” rules (a proposal to require that carriers notify customers when they are about to exceed their monthly usage limits) and anti-slamming rules. We must obtain FCC approval before we transfer control of any of our common carrier subsidiaries or our radio frequency licenses or authorizations, make such an acquisition or discontinue an interstate service. All of these requirements impose costs on us and limit our business opportunities.

AWN transaction

In connection with the formation of AWN:

•

The Company is seeking a declaratory ruling from the FCC that access by the Company to AWN’s facilities and services constitutes “access to spectrum” in areas in which the Company holds Licenses for the purpose of 47 C.F.R. §54.1003(b), and any similar provisions with respect to Mobility Fund Phase II;

•

The Company is seeking an order from the SEC that either (i) after the formation of AWN, the Company will be primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities, or, alternatively, (ii) pursuant to Section 6(c) of the Investment Company Act, will be exempted from the Investment Company Act;

•	Both the Company and GCI are subject to complying with, or obtaining a waiver from, certain SEC reporting requirements associated with the transaction; and

•	The Company is awaiting approval of the transaction by the U.S. Department of Justice.

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

Interconnection

The Communications Act specifies that resale and UNE rates are to be negotiated among the parties subject to the approval or arbitration of the RCA. The LECs have entered into interconnection agreements with a number of entities. Revenue associated with interconnection represented less than 1% of our revenues for the twelve month period ended December 31, 2012.

Competitive local exchange regulations

The RCA has adopted regulations addressing a variety of telecommunications related matters including tariff policies, depreciation practices, local competitive market rules and interexchange competitive market rules. The regulations provide for, among other things: initial classification of all ILECs, including our rural properties and ACSA, as dominant carriers; requirements that all carriers, both dominant and non-dominant, offer all retail services for resale at wholesale rates; and limited dominant carrier pricing flexibility in competitive areas, under which carriers may reduce retail rates, offer new or repackaged services and implement special contracts for retail service upon 30 days’ notice. Rate increases affecting existing services are subject to full cost support showings by the dominant carrier in areas with local competition, but the RCA may demand, and has demanded, cost support even for rate reductions and new or repackaged services in competitive areas.

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

End user local rates

The majority of our ILECs now operate under competitive pricing flexibility rules which means that the Company has the ability to increase rates and introduce new services and packages for end users without seeking RCA approval. The RCA’s regulations, based on a cost-of-service method using authorized rate of return rules, have not been eliminated and where our ILECs do not face competition, end user local rates are still subject to the RCA regulations and RCA approval. Competition itself may prevent local rates from being sufficient to recover embedded costs for local service. Rate cases are infrequent, carrier-initiated and require the carrier to meet substantial burdens of proof. The RCA may, however, investigate, upon complaint or upon its own motion, the rates of a LEC and hold hearings on those rates.

Intrastate access rates

Under the USF/ICC Order most intrastate access rates will be phased out over the next five years. Revenue from intrastate access rates represented 4.8% and 4.2% of our total revenues for the twelve month periods ended December 31, 2012 and 2011, respectively.

E-911

In 2007, the RCA adopted standards related to E-911 service for multi-line telephones. The rules do not impose any new obligations on local exchange carriers. The owners of the multi-line telephones, such as hotels or motels, will be responsible for changes in their systems so that 911 callers can be identified more accurately.

Alaska Universal Service Fund

The AUSF serves as a complement to the federal USF, but must meet federal statutory criteria concerning consistency with federal rules and regulations. Revenue from the Alaska Universal Service Fund represented 1.5% and 1.1% of our revenue for the twelve month periods ended December 31, 2012 and 2011, respectively.

Currently, the AUSF supports a portion of certain higher cost carriers’ switching costs, the costs of Lifeline service (which supports rates of low-income customers) and other costs associated with regulated service. The RCA has adopted regulations that limit high cost switching support to local companies with access lines of 20,000 or less. This change has eliminated the switching support that our rural ILECs received.

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

Other RCA proceedings

In December, 2012, the RCA released an order authorizing three year interim standards for white page directories in the areas we serve, which waived the requirement for an annual delivery of a printed copy of our white pages directory to all customers in Anchorage, Fairbanks, Juneau and the Kenai Peninsula.

Also, generally, under RCA rules, if an interexchange carrier wants to offer a particular long distance service, it must offer that service statewide. If it offers a long distance service as part of a local/long distance service bundle, it must identify the long distance rate included in the bundle separately, and offer the service on a standalone basis statewide for that rate. Resellers (interexchange carriers that do not use their own facilities to provide service) have asked the RCA to waive this requirement as too burdensome. In response, facilities-based carrier GCI has asked the RCA to eliminate the statewide requirement for all interexchange carriers, rather than allow resellers to have more flexibility. ACS-LD is considered a facilities-based carrier. It is not possible to predict the outcome of this proceeding, or the impact it will have on ACS-LD’s market position.

On April 19, 2012, the RCA opened a docket to consider whether to modify the current $3.50 per access line level of Lifeline support payments made to eligible telecommunications carriers by the Alaska Universal Service Administrative Company and has invited comments from interested parties. Based on the input it receives, the RCA may decide subsequently to open one or more rule-making proceedings proposing to increase, decrease or eliminate such Lifeline support payments. Depending on the ultimate outcome, there could be a revenue impact to the Company, but it is not possible to determine the amount or whether it might be favorable or unfavorable to us. This docket is still under investigation.

Website Access to Reports

Our investor relations website Internet address is www.alsk.com. The information on our website is not incorporated by reference in this annual report on Form 10-K. We make available, free of charge, on our investor relations website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Risks Relating to Our Industry

The telecommunications industry in Alaska is extremely competitive and will become even more competitive when Verizon enters the market in 2013.

The telecommunications industry in Alaska is extremely competitive and will become even more competitive when Verizon enters the market. New market entrants make it more difficult for us to attract and retain customers, which will result in lower revenue, cash flow from operating activities and Free Cash Flow.

Competition

Given our limited market size, the impact from increased competition is expected to be material, and will impact our future service and roaming revenue, cash flow from operating activities and Free Cash Flow. Our service revenue is generated from monthly charges to our retail customers. Should those customers elect to move their wireless service to Verizon, our service revenue will decrease. Additionally, we have generated roaming revenue by charging certain lower 48 carriers, including Verizon, when their customers use their wireless devices on our Alaska wireless network. If these carriers build their own network in Alaska, we will no longer be able to collect roaming revenue from those carriers. Roaming revenue represented 15.0% of our revenues for the twelve months period ended December 31, 2012, but is expected to decline over several years beginning in 2013 as Verizon begins providing service through its own facilities.

Our principal wireline competitor, GCI, is the dominant cable television provider in Alaska. In consumer markets, GCI leverages its dominant cable television position by bundling its cable services with wireline voice, broadband and wireless services. We do not offer video service, and thus, are unable to offer competing bundles. GCI holds a dominant position in the Alaska voice and data markets, where it owns and operates two of the four existing undersea fiber optic cables connecting Alaska to the contiguous states, substantial fiber-optic, microwave and satellite based middle mile network, and has a number of significant contracts with large carrier customers. GCI continues to expand its network’s reach, including through its Terra Southwest project which is funded 50% with a $44 million grant from the USDA Rural Utilities Service and, as structured, gives GCI a substantial competitive advantage in the markets served by Terra Southwest. GCI has indicated it intends to replicate this government subsidized model in other markets in Alaska which will strengthen their overall competitive position. In addition to GCI, AT&T has an Alaska network primarily focused on wireless services, where it is estimated to have over 50% market share.

These strong competitive pressures from two large competitors, coupled with the entry of Verizon into the Alaska market, could have a material adverse effect on our business, operating results, margins and financial condition.

Wireless Device Access and Cost per Device

Limited device access and increasing cost per device related competition may present continuing challenges to the Company.

As of April 20, 2012, the Company has the ability to provide customers with access to the iPhone. The Company continues to face significant challenges in competing with the many device and service offerings from dominant, national service providers as they typically have exclusive arrangements to offer the device and superior supply chain access that allows them to stock these devices sooner and in much greater supply than we can. Further, consumers increasingly are buying devices such as the iPhone, which is considered a high-end device, and along with other comparable models, the cost per device and the associated subsidy we incur by charging our customers less than the cost of the device, is substantial. National carriers have substantially greater resources to absorb device subsidies than we do and this will put pressure on us to compete effectively in the market. This risk will increase in the event the AWN Transaction is not consummated.

Technological Advancements and Changes in Telecommunications Standards

If we do not adapt to rapid technological advancements and changes in telecommunications standards, our ability to compete could be strained, and as a result, we would lose customers.

Our success will likely depend on our ability to adapt to rapid technological changes in the telecommunications industry. Our failure to adopt a new technology or our choice of one technology over another may have an adverse effect on our ability to compete or meet the demands of our customers. Technological changes could, among other things, reduce the barriers to entry facing our competitors providing local service in our service areas. The pace of technology change and our ability to deploy new technologies may be constrained by insufficient capital and/or the need to generate sufficient cash to make interest payments on our debt.

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

We will be required to maintain an on-going investment program to continuously upgrade our access network. We define the access network as the connection from the end user location – either a home or a business – to the first aggregation point in the network. The connection can be copper or fiber and the aggregation point is typically a central office or remote serving node. The access network determines the speeds we are able to deliver to our end customer. We may not be able to maintain the level of investment needed for long term competitiveness in offering broadband speeds to all segments of our market.

Additionally, our limited access to middle mile infrastructure limits our ability to compete in certain geographic and customer segments in Alaska. We define middle mile as the connection between the first aggregation point and the interconnection point to the internet. These are typically high capacity fiber connections and can span hundreds of miles in the case of Alaska. It is unlikely that we will have the capital needed for middle mile investments, which will require us to selectively go after customer and market segments where we can be effective competitors.

Risks Relating to Our Debt

Substantial Debt

Our substantial debt could adversely affect our financial health, financing options and liquidity position.

In 2012 we began to reduce the amount of our outstanding debt, but continue to have substantial debt. As of December 31, 2012, we had total debt of $555.4 million. Our debt could have important consequences for the holders of our common stock. For example, our substantial debt and the related loan covenants could:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, future business opportunities, and other general corporate purposes;

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

Our substantial debt exposes us to adverse changes in interest rates. We entered into floating-to-fixed interest rate swaps to hedge our exposure to interest rate changes. In conjunction with the refinancing of our senior debt on October 21, 2010, we entered into floating-to-fixed interest rate swaps that fixed the interest rates on $385.0 million of notional term loan value at 6.47% for the period June 2012 through September 2015. Under the terms of our Senior Credit Facility effective November 1, 2012, the effective fixed rate increases to 6.72% for the period April 2013 through May 2013, to 6.97% for the period June 2013 through July 2013, and to 7.22% for the period August 2013 through September 2015. In conjunction with the amendment to our Senior Credit Facility effective November 1, 2012 and a potential incremental $65.0 million principal payment on the term loan required by the Senior Credit Facility in conjunction with the anticipated consummation of the AWN Transaction, the Company determined that its forward floating-to-fixed interest rate swap in the notional amount of $192.5 million no longer met the effectiveness criteria for hedge accounting treatment. Accordingly, hedge accounting treatment was discontinued on this swap effective November 1, 2012, and future changes in its fair value will be recognized as interest expense. Amounts recorded to accumulated other comprehensive loss from the date of the swap’s inception through October 31, 2012 will be amortized to interest expense over the period of the originally designated hedged variable rate interest payments. We are also subject to credit risk related to our counterparties on the swaps and the interest rate cap and to interest rate fluctuations on interest generated by our debt in excess of the notional term loans referenced above. For more specific information related to our exposure to changes in interest rates and our use of floating-to-fixed interest rate swaps, please see “Item 7A, Quantitative and Qualitative Disclosures About Market Risk.”

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

Debt Service Requirements

We require a significant amount of cash to service our debt, fund our growth projects and meet other liquidity needs.

Our ability to make payments on and to refinance our debt, including amounts borrowed under our Senior Credit Facility, our 5.75% Convertible Notes due 2013 (“5.75% Notes”) and our 6.25% Convertible Notes due 2018 (“6.25% Notes”), and to fund planned capital expenditures, including strategic acquisitions, if any, will depend on our ability to generate cash in the future. We cannot assure you that our business will generate sufficient cash flow from operations such that our currently anticipated growth in revenues and cash flow will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable the repayment of our debt, pay dividends or to fund our other liquidity needs.

We may need to refinance all or a portion of our debt, including the 6.25% Notes, on or before maturity. We may not be able to refinance any of our debt on commercially reasonable terms or at all. If we are unable to refinance our debt or obtain new financing under these circumstances, we would have to consider other options, including:

•	sales of certain assets to meet our debt service requirements;

•	sales of equity; and

•	negotiations with our lenders to restructure the applicable debt.

If we are forced to pursue any of the above options our business and the value of our common stock could be adversely affected. We recently entered into an amendment to our Senior Credit Facility which, among other things, requires us to increase the amount of fixed annual amortization of this facility and prohibits the payment of cash dividends on our common stock until such time our Total Leverage Ratio is not more that 3.50 to 1.00. As of December 31, 2012, our Total Leverage Ratio was 4.42 to 1.00.

Risks Related to our Business

AWN Transaction

The Company may be unable to complete the formation of AWN and even if AWN is formed, it may not perform as expected.

As discussed in “Item 1, Business,” we entered into a transaction with GCI to form a new wireless entity, AWN. The rationale for the transaction is also discussed in Item 1. We are currently targeting a closing date during the second quarter of 2013. The formation of AWN is subject to the satisfaction of conditions to close as set forth above. Closing is subject to various regulatory agencies completing their review of the transaction. The timing and outcome of these reviews is difficult to estimate. Further, there may be substantial costs to obtaining these consents, and if received, the consents may contain contingencies that could require that GCI or ACS restructure certain aspects of the transaction. Should the Company fail to resolve the contingencies, the potential benefits of forming AWN may not materialize. If AWN is not formed, the Company’s financial results may suffer as a result of the transaction costs related to the attempt to form AWN. Even if AWN is formed, it may not be successful in its efforts to integrate, operate, and improve its wireless assets and business processes. AWN may not generate sufficient cash flow to pay distributions to the Company. Even if AWN makes cash distributions, those distributions may be less than expected or may otherwise result in the Company’s financial results being worse than if AWN had not been formed.

Under the AWN operating agreement the owner companies may experience reductions in their distributions from AWN if either owner does not maintain certain subscriber connection levels. This provision means that the preferred distributions to ACS could be subject to a downward adjustment.

During the first four years following consummation of the AWN Transaction, ACS is eligible to receive preferential cash distributions totaling up to $50 million in each of years one and two, and up to $45 million in each of years three and four. After year four, GCI and ACS will generally receive distributions proportional to their ownership interests. Distributions from AWN, including the preferred distributions, are subject to the availability of sufficient cash flow which could be reduced by capital or operating cost increases, reduced wholesale revenues, and other factors. Distributions payable to ACS during the first four years are subject to adjustment if there are certain decreases in ACS’s average number of wireless subscribers during a year. In years in which ACS fails to maintain required subscriber levels, its distributions in the following year will be reduced by $218.00 per average subscriber shortfall. The adjustments to ACS distributions are capped at $21.8 million during the first four years. In the fourth year, GCI will be required to pay ACS up to $21.8 million to the extent that it has not maintained a certain subscriber level and ACS has maintained its subscriber level.

The preferred distributions are expected to provide a higher degree of certainty for our future wireless cash flow performance than we otherwise would have been able to generate as a standalone wireless operator assuming Verizon’s entry into the market. While the preferred distribution structure significantly mitigates the financial impact of competitive entry, we will continue to have exposure to lower preferred distributions should we not sustain our subscriber connection counts above a certain level.

Roaming Charges

We derive a significant portion of our wireless revenue from roaming charges. This revenue will decline in the future as a result of Verizon’s entry into the market and other factors.

Approximately 15.0% of our revenue for the year ended December 31, 2012 was derived from roaming charges incurred by other wireless providers whose customers traveled within our coverage areas. The revenue we recognize from these roaming charges may in the future be volatile or decline as a result of a number of factors, many of which are outside our control. These factors include the strength of the Alaska economy and its primary industries, including tourism, general economic factors affecting commerce between Alaska and other states and countries, unresolved political matters which may affect public and private spending in Alaska and others. For example, our service areas include a number of summer tourist destinations in Alaska. As a result, in these areas, our roaming revenue generally increases during summer months and declines during other periods and depends heavily on the number of tourists who visit Alaska tourist destinations. In addition, we cannot assure you our roaming agreements with other providers will continue to generate similar roaming revenues. Our agreements with other carriers have varying terms of varying length, including some which are terminable on short notice. In the event these roaming agreements expire or are terminated, we may be unable to renegotiate or replace these agreements on similar or acceptable terms. Failure to obtain acceptable roaming agreements could lead to a significant decline in our revenue and operating income. Lastly, changes in the network footprints of our roaming partners, or those of our competitors who are able to provide roaming coverage in our service areas, could have a material adverse effect on us. For example, when Verizon enters the Alaska market, we estimate we could ultimately lose most of our roaming revenue. We may also lose roaming revenue from other partners if they moved their roaming relationship to Verizon or if we retained the relationship, but the presence of Verizon, coupled with our other competitors, pushed down market rates for roaming charges.

Network Access Charges

Revenues from network access charges may be reduced or lost.

We received approximately 2.4% and 2.9% of our operating revenues for the years ended December 31, 2012 and 2011, respectively, from local exchange network access charges. The amount of revenue that we receive from these access charges is calculated in accordance with requirements set by the FCC and the RCA. Any change in these requirements may reduce our revenues and earnings. Access charges have consistently decreased in past years. We do not receive access revenue from VoIP calls and growth of this service will reduce our access revenues.

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

Our markets are heavily regulated. We cannot predict the extent to which the government will impose new unfunded mandates on us. Such mandates have included those related to emergency location, providing access to hearing-impaired customers, law enforcement assistance and local number portability. Each of these government mandates has imposed new requirements for capital that we could not have predicted with any precision. Along with these obligations, the FCC has imposed deadlines for compliance with these mandates. We may not be able to provide services that comply with these or other regulatory or other regulatory mandates. Further, we cannot predict whether other mandates from the FCC or other regulatory authorities, will occur in the future or the demands they may place on our capital expenditures. For more information on our regulatory environment and the risks it presents to us, see “Item 1, Business – Regulation”.

There is a risk that the USF/ICC Order will materially impact our revenue.

The USF/ICC Order establishes a new frame work to support universal service that will ultimately phase out existing USF support mechanisms that today provide support to carriers, like us, that serve high-cost areas. Though the future USF rules remain unclear, we do not expect them to be as favorable to the Company as the existing rules and we expect future USF high cost revenue will decrease. We recognized $20.2 million and

$21.1 million in USF revenues to support our wireline operations in high cost areas in the twelve months ended December 31, 2012 and 2011, respectively. The order eliminates the “identical support” rule that permits competitive carriers, such as ACSW and our wireless competitors, to apply for funding based on the support received by the incumbent carrier. The uncertainty in the implementation of the USF/ICC Order and the shape of follow-on FCC rule making and model development efforts prevents us from accurately measuring the amount of future USF revenue decreases, the amount of any new support the Company will qualify to receive, or the financial obligations required to achieve that qualification.

In addition, the FCC has imposed strict new compliance requirements governing enrollment of low-income subscribers in the FCC’s Lifeline program, which provides carriers like us with USF support to reduce the cost of wireline and wireless services to low-income consumers. For the twelve months ended December 31, 2012, we recognized wireline and wireless lifeline revenue of $6.5 million and $6.3 million, respectively. In part as a result of these rules, the number of Lifeline customers we served decreased from 4,399 wireline and 11,715 wireless lifeline customers at December 31, 2011 to 2,794 wireline and 9,106 wireless Lifeline customers at December 31, 2012. We expect the amount of Lifeline USF support we receive to decrease. Going forward, we expect that it will be more difficult for low-income consumers to qualify for Lifeline, and to remain enrolled in Lifeline, than it was under the former rules.

Economic Conditions

The successful operation and growth of our businesses depends heavily on economic conditions in Alaska.

The vast majority of our customers and operations are located in Alaska. Due to our geographical concentration, the successful operation and growth of our businesses depends on economic conditions in Alaska. The Alaska economy, in turn, depends upon many factors, including:

•	the strength of the natural resources industries, particularly oil production and prices;

•	the strength of the Alaska tourism industry;

•	the level of government and military spending; and

•	the continued growth of service industries.

The customer base for telecommunications services in Alaska is small and geographically concentrated. According to Alaska Department of Labor and Workforce Development estimates, the population of Alaska is approximately 732,298 as of July 31, 2012, approximately 41% of whom live in Anchorage, Fairbanks and Juneau.

It is estimated that one-third of Alaska’s economy is dependent on federal spending, one-third on petroleum and the remaining one-third on drivers such as tourism, mining, timber, seafood, international air cargo and miscellaneous support services.

The sector with the greatest decline in 2012, according to the Labor Department, was the federal government, which lost an estimated 700 jobs. Federal government employment in Alaska averaged approximately 16,200 during 2012.

Alaska’s economy is heavily dependent on investment by oil companies, and state tax revenues correlate with the price of oil. During 2012, the price of crude oil continued to exhibit significant volatility. While the near term outlook for Alaska’s economy is relatively stable, the state is currently experiencing reduced oil and natural gas production. Production of barrels of oil per day declined from 600,704 in 2011 to 549,936 in 2012, or 8.5%. The consideration of potential tax policy changes to stem and reverse this decline is a high priority with both the state Legislature and Administration. We do not know what the long-term effect on the Alaska economy will be.

On the positive side, the tourism industry maintains steady progress as the overall national economy stabilizes. Visitor volume was up 2% year over year, increasing from 1,556,800 in the summer of 2011 to 1,586,600 in the summer of 2012.

Erosion of Access Lines

We provide services to many customers over access lines, and if we continue to lose access lines, our revenues, earnings and cash flow from operating activities may decrease.

Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss consistently over the past few years. During the year ended December 31, 2012, the number of access lines we serve declined by 11,466, or 7.1%, with 1,130 of the access line erosion caused by the changes to the FCC’s Lifeline rules, discussed above. We expect to experience net access line loss in our markets for an indefinite period of time. Our inability to retain access lines would adversely affect our revenues, earnings and cash flow from operating activities.

Network / E-911 Failure

A failure of our network could cause significant delays or interruptions of service, which could cause us to lose customers.

To be successful, we will need to continue to provide our customers reliable service over our network. Our network and infrastructure are constantly at risk of physical damage as a result of human, natural or other factors. These factors may include pandemics, acts of terrorism, sabotage, natural disasters, power surges or outages, software defects, contractor or vendor failures, labor disputes and other disruptions that may be beyond our control. Should we experience a prolonged system failure or a significant service interruption, our customers may choose a different provider and our reputation may be damaged. Further, we may not have adequate insurance coverage, which would result in unexpected expense. Notably, similar to other undersea fiber optic cable operators, we do not carry insurance that would cover the cost of repair of our undersea cables and, thus, we would bear the full cost of any necessary repairs.

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

Media reports have suggested that, and studies have been undertaken to determine whether, certain radio frequency emissions from wireless devices and cell sites may be linked to various health concerns, including cancer. Further, radio frequency emissions may interfere with various electronic medical devices, including hearing aids and pacemakers. If consumers’ health concerns over radio frequency emission increase, they may be discouraged from using wireless devices. In addition, studies have indicated that using wireless devices while driving may impair a driver’s attention. Regulators may impose or increase restrictions on the location and operation of cell sites or increase regulation on the use of devices, and wireless providers may be exposed to litigation. Our fleet management service allows for the remote starting of vehicles. In certain situations this could result in injuries or damages for which we may be exposed to litigation. New government regulations in any of these matters may adversely affect our results of operations.

Labor

Labor costs and the terms of our principal collective bargaining agreement may hurt our ability to remain competitive, which could cause our financial performance to suffer.

Labor costs are a significant component of our expenses and, as of December 31, 2012, approximately 69% of our workforce is represented by the IBEW. We believe our labor costs are higher than our competitors who employ a non-unionized workforce because we are required to contribute to the IBEW Health and Welfare Trust for benefit programs, including defined benefit pension plans and health benefit plans, at rates that are substantially higher than we would for a non-represented workforce. In addition, we may make strategic and operational decisions that require the consent of the IBEW. The IBEW may not provide consent when we need it, or it may require additional wages, benefits or other consideration be paid in return for its consent. Furthermore, work rules under the existing agreement limit our ability to efficiently manage our resources and make the incremental cost of work performed outside normal work hours relatively high. Our current CBA with the IBEW that is in effect until December 31, 2015, includes provisions that allow us to consider cost-effective alternatives to current operating models. However, the process described in the CBA is new for both parties, and may not provide the flexibility we need to manage our operating cost structures.

Our primary in-state competitor, GCI, does not use union labor and we believe their overall cost of labor is lower than our cost. We cannot assure you that our labor costs will ever become competitive.

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

The Company currently operates an extensive network that includes monitoring and hosting facilities. To provide contractual levels of service to our customers and remain competitive, we must expend significant amounts of capital. In many cases, we must rely on outside vendors whose performance and costs may not be sufficiently within our control. Additionally, other Alaska and national wireless carriers are upgrading their networks with various technologies including 4G. Our full implementation of 4G technology will likely take several years and the Company may lag behind competitors. If we cannot adequately maintain and upgrade our network, it would have a material adverse effect on our business, operating results, margins and financial condition.

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

Our most significant pension plan is the Alaska Electrical Pension Fund (the “AEPF”) in which we participate on behalf of substantially all of our employees. The AEPF is a multi-employer pension plan to which we make fixed, per employee contributions through our collective bargaining agreement with the IBEW, which covers our IBEW represented workforce, and a special agreement, which covers most of our non-represented workforce.Because our contribution requirements are fixed, we cannot easily adjust our annual plan contributions to address our own financial circumstances. Currently, this plan is not fully funded, which means we may be subject to increased contribution obligations, penalties, and ultimately we could incur a contingent withdrawal liability should we choose to withdraw from the AEPF for economic reasons. Our contingent withdrawal liability is an amount based on our pro-rata share among AEPF participants of the value of the funding shortfall. This contingent liability becomes due and payable by us if we terminate our participation in the AEPF. Moreover, if another participant in the AEPF goes bankrupt, we would become liable for a pro-rata share of the bankrupt participant’s vested, but unpaid, liability for accrued benefits for that participant’s employees. This could result in a substantial unexpected contribution requirement and making such a contribution could have a material adverse effect on our cash position and other financial results. These sources of potential liability are difficult to predict.

Given the complexity of pension-related matters we may not, in every instance, be in full compliance with applicable requirements.

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

Risks related to the On-going IRS Audit

We are subject to a significant on-going IRS audit, which could, in the event we prove unable to effectively enforce the indemnification obligations of third parties, require us to pay significant amounts.

As discussed in “Item 3, Legal Proceedings,” the IRS issued a Notice of Proposed Adjustment (“NOPA”) on April 19, 2010 with respect to the 2006, 2007 and 2008 taxable years of Crest Communications Corporation (“Crest”), which was acquired by the Company on October 30, 2008. In that notice, the IRS asserts that advances made to entities which Crest acquired out of bankruptcy in 2002 should be characterized as debt for tax purposes. Crest had characterized the advances as equity for tax purposes. The IRS asserts that debt characterization resulted in cancellation of indebtedness income. On November 2, 2010, the IRS issued a revised NOPA in which it continued to assert that the advances referenced above are debt for tax purposes and seeks to impose penalties in respect of the asserted income tax deficiencies. In addition, the revised notice asserts that the method employed by the same entities acquired by Crest to determine cost of goods sold related to the sales of indefeasible rights of use was unreasonable and that the entities inappropriately depreciated basis in “dark fiber.” On May 31, 2011, the IRS issued a 30-day letter and revenue agent’s report which restated the IRS’s position in the NOPAs while adding certain additional adjustments. In the third quarter of 2011, the IRS sent a rebuttal letter to the Company’s responses to the NOPA discussed above. The case has been submitted to the IRS Appeals Office and a hearing was held on July 19, 2012. Should the appeals process fail to overturn the proposed adjustments; should we be unable to preserve the corporate structure of the Crest subsidiaries; should we be proven unable to effectively enforce the indemnification provisions in the Stock Purchase Agreement; or should any amounts owed exceed the indemnity obligation, or our ability to pay; this could have a material effect on our consolidated financial position, results of operations and cash flows.

Volatility Risks related to our Common Stock

Continued volatility in the price of our common stock would negatively affect us and our stockholders.

The trading price of our common stock was volatile during 2012 in response to a number of factors, including the elimination of our quarterly dividend. Additional factors, many of which are beyond our control, include actual or anticipated variations in quarterly financial results, changes in financial expectations by securities analysts and announcements by our current and future competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments. In addition, our financial results may be below the expectations of securities analysts and investors. Broad market and industry factors have also negatively affected the price of our common stock regardless of our operating performance and we do not know how long these adverse market conditions will continue. Future volatility in our stock price could materially adversely affect the trading market and prices for our common stock as well as our ability to issue additional securities or to secure additional financing.

Location Specific Risk

We operate in remote areas subject to geologic instability and other natural events which could negatively impact our operations.

Many of our operations are located in areas that are prone to earthquakes, fires, and other natural disturbance. Many of these areas have limited emergency response assets and may be difficult to reach in an emergency situation. Should an event occur, it could be weeks or longer before remediation efforts could be implemented, if they could be implemented at all. The scope and risk of such an event occurring is difficult to gauge.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal properties do not lend themselves to simple description by character and location. The components of our gross investment in property, plant and equipment consisted of the following as of December 31, 2012 and 2011:

(in thousands)	2012	2011
Land, buildings and support assets	$256,550	$252,716
Central office switching and transmission	375,003	367,875
Outside plant cable and wire facilities	690,924	682,437
Wireless switching and transmission	86,900	81,959
Other	2,977	2,719
Construction work in progress	50,966	40,891

	$1,463,320	$1,428,597

Our property, plant and equipment are used in our communications networks.

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

We have insurance to cover losses incurred in the ordinary course of business, including excess general liability, property coverage including business interruption, director and officers and excess employment practices liability, excess auto, crime, fiduciary, workers’ compensation and non-owned aircraft insurance in amounts typical of similar operators in our industry and with reputable insurance providers. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial limits of coverage against “all risks” of loss including fire, windstorm, flood, earthquake and other perils not specifically excluded by the terms of the policies. As is typical in the communications industry, we are self-insured for damage or loss to certain of our transmission facilities, including our buried, undersea and above ground transmission lines. We self-insure with respect to employee health insurance, primary general liability, primary auto liability and primary employment practices liability subject to stop-loss insurance with insurance carriers that caps our liability at specified limits. We believe our insurance coverage is adequate; however, if we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial position, results of operations or liquidity may be adversely affected.

Substantially all of our assets (including those of our subsidiaries) have been pledged as collateral for our Senior Credit Facility.

Item 3. Legal Proceedings

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business, including various legal proceedings involving regulatory matters described under “Item 1, Business–Regulation”. We have recorded litigation reserves of $0.8 million as of December 31, 2012 against certain current claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

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

On November 2, 2010, the IRS reissued their original NOPA and issued four additional NOPAs which restated their original position on debt versus equity and assessed the Company for accuracy related penalties and for adjustments to the tax treatment of optical cables, fibers and related conduit. On May 31, 2011, the IRS issued a 30-day letter and revenue agent’s report which restated the IRS’s position in the NOPAs while adding certain additional adjustments. In the third quarter of 2011, the IRS sent a rebuttal letter to the Company’s responses to the NOPAs discussed above. The case was submitted to the IRS’s Appeals Office and the Company’s first hearing occurred on July 19, 2012. Resolution of this matter may not occur for a year or more. The cancellation of indebtedness income at the amounts set out in the above IRS documents could result in a charge to income tax expense of approximately $94.5 million, $55.0 million of which would be a result of additional taxes payable, including accrued interest, and $39.5 million of which would be a result of the reduction in recognized deferred tax assets. For the Company’s 2008 and 2009 federal tax returns the IRS proposed to disallow $0.9 million in depreciation and amortization, consistent with the above positions.

We believe there are errors within the adjustments asserted by the IRS. If the IRS accepts the corrections we believe are appropriate, but prevails on the underlying debt versus equity issue, the result is expected to be a receivable from the IRS for the overpayment of alternative minimum tax of $2.8 million, a charge to income tax expense of approximately $29.7 million, and a net reduction in recognized deferred tax assets. We believe it is more-likely-than-not that it will prevail on factual errors included in the NOPAs; however, we are unable to conclude it is more-likely-than-not we will prevail on the underlying debt versus equity issue. Therefore, in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”), we recorded $29.7 million in additional income tax expense and a $2.8 million receivable in the second quarter of 2010, pending resolution with the IRS.

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

The Stock Purchase Agreement (“SPA”) underlying our acquisition of Crest provides for indemnification for the Company by the Selling Stockholders of Crest (“Selling Stockholders”). The indemnifications are intended to mitigate the impact on the Company of potential exposure items such as those raised by the NOPAs. We and the Selling Stockholders intend to contest all issues raised by the NOPAs through various avenues of appeal. However, should the appeals process fail to overturn the NOPAs, should we be unable to preserve the corporate structure of the Crest subsidiaries and should we prove unable to effectively enforce the indemnification provisions in the SPA, this could have a material adverse effect on the Company’s consolidated financial position, comprehensive income and cash flows.

For an additional discussion of certain risks associated with legal proceedings, see “Item 1A, Risk Factors.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol ‘ALSK’. The following table presents, for the periods indicated, the high and low sales prices of our common stock as reported by NASDAQ.

2012 Quarters	High	Low	2011 Quarters	High	Low
4th	$2.37	$1.90	4th	$7.85	$2.82
3rd	$2.50	$2.09	3rd	$9.00	$6.33
2nd	$3.10	$1.73	2nd	$10.68	$8.64
1st	$3.73	$2.58	1st	$11.30	$8.78

As of February 7, 2013, there were 45.8 million shares of our common stock issued and outstanding and approximately 546 record holders of our common stock. Because brokers and other institutions hold many of our shares of existing common stock on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

On October 28, 2004, we announced the adoption of a dividend policy by our Board of Directors and declared our first quarterly dividend. The following table summarizes the quarterly dividends paid to holders of our common stock for the most recent two fiscal years:

Quarter	2012	2011
1st	$0.050	$0.215
2nd	$0.050	$0.215
3rd	$0.050	$0.215
4th	$—	$0.050

Effective in the fourth quarter of 2011, the Company’s Board of Directors established a quarterly cash dividend of $0.05 per share of the Company’s common stock. The reduction from $0.215 per share per quarter was due primarily to the expected effect on the Company’s future cash flows from an anticipated reduction in high cost support for wireline and wireless services as a result of USF reform adopted by the FCC, and the entry of a fourth competitor in the Alaska wireless market. To further support the deleveraging of our balance sheet and, in connection with the amendment to our Senior Credit Facility, to secure the continued support of our senior lenders on favorable terms, the Company’s Board of Directors elected to suspend entirely our quarterly cash dividend beginning in the fourth quarter of 2012. The suspension was incorporated as a term modification to our Senior Credit Facility effective November 1, 2012. Payment of cash dividends on our common stock is not permitted until such time that the Company’s Total Leverage Ratio is not more than 3.50 to 1.00. As of December 31, 2012, the Company’s Total Leverage Ratio was 4.42 to 1.00. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our ability to re-institute dividend payments in the future will depend on future competitive market and economic conditions and on financial, business, regulatory and other factors, many of which are beyond our control.

Additional factors that may affect our future dividend policy include:

•	we are a holding company and rely on dividends, interest and other payments, advances and transfer of funds from our subsidiaries to meet our debt service and pay dividends, if any;

•	reductions in the availability of cash due to changes in our operating earnings, working capital requirements and anticipated cash needs;

•	nothing requires us to declare or pay dividends;

•	the decision to make any future distribution of dividends (subject to compliance with the terms of our debt agreements) will remain, at all times, entirely at the discretion of our Board of Directors;

•	the amount of dividends that we may distribute in the future is subject to restrictions under Delaware law; and

•	our stockholders have no contractual or other legal right to dividends.

See “Item 1A, Risk Factors—Volatility Risks related to our Common Stock”.

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth in this Report under “Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

Common Stock Performance Graph

The stock performance information required under this item is incorporated into this Form 10-K by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in “Item 15, Exhibits, Financial Statement Schedules,” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. We derived the selected consolidated financial data from our audited consolidated financial statements.

(in thousands, except per share amounts)	2012	2011	2010	2009	2008
Operating Data:
Operating revenues	$367,829	$349,314	$341,524	$346,040	$349,682
Net income (loss)	17,409	472	(30,688)	33,777	(11,674)
Income (loss) per share—basic and diluted	$0.38	$0.01	$(0.69)	$0.77	$(0.27)
Cash dividends declared per share	$0.15	$0.70	$0.86	$0.86	$0.86
Balance Sheet Data (end of period):
Total assets	$614,727	$605,108	$620,615	$675,298	$751,028
Long-term debt, including current portion	555,400	569,554	553,309	539,350	539,641

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes and the other financial information included elsewhere in this Form 10-K.

OVERVIEW

We provide leading integrated communications services to consumer and business customers in and out of Alaska. Our communications network extends throughout Alaska and connects to the contiguous states via our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. Our significant wireless spectrum holdings are used in the delivery of our wireless services.

The sections that follow provide information about important aspects of our operations and investments and include discussions of our results of operations, financial condition and sources and uses of cash. In addition, we have highlighted key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information we use in evaluating our performance and allocating our resources. We also monitor the state of the economy in general. In doing so, we compare Alaska economic activity with broader economic conditions. In general, we believe that the Alaska telecommunications market, as well as general economic activity in Alaska, is affected by certain economic factors, which include:

•	investment activity in the oil and gas markets;

•	tourism levels;

•	governmental spending and activity of military personnel;

•	the price of bandwidth;

•	the growth in demand for bandwidth;

•	decline in demand for voice and other legacy services;

•	local customer preferences;

•	unemployment levels; and

•	housing activity.

We have observed variances in the factors affecting the Alaska economy as compared to the U.S. as a whole. Some factors, particularly the price of oil and gas, usually have the opposite effect on the Alaska economy than the U.S. economy as a whole.

Prior to 2012, although the Company had been experiencing a steady decline in its retail customer base, total revenues remained relatively unchanged. This was accomplished by generating higher foreign roaming and wireless CETC revenue to offset lower retail revenue. In 2011, two significant events arose that impact this overall revenue stability. The first was Verizon’s anticipated entry into the Alaska market, and the second was future declines in wireless CETC and other wireline high cost support revenue as a result of changes enacted by the FCC. Foreign roaming revenue, CETC and high cost support revenues represented approximately 26% and 25% of our total revenue in 2012 and 2011, respectively, and profit margins on these revenues streams are relatively high.

In part as a result of these adverse events, management in 2012 implemented a long-term business plan that focused on driving growth in retail broadband services across multiple market segments - business and wholesale, consumer and wireless. Previously, the Company had focused on select market segments, primarily wireless and enterprise, with the intent to maximize returns. The adverse external events necessitated a broader view of all market segments, and a move away from reliance on support and roaming revenues. Management’s assessment of the telecom market in Alaska indicated an estimated $1 billion market growing approximately five to six percent annually. This long-term business plan required investments in sales, service, marketing and product development and other initiatives. These investments allow the Company to pursue the market opportunity in a deliberate manner, driving growth in service revenues. At the same time, management has indicated that the impact of the erosion of foreign roaming and CETC revenue, as well as increased spending to drive growth, will result in margin erosion of 500 to 600 basis points. Additionally, because of the future adverse impacts, management and the Board of Directors recognized that the Company needed to reduce its outstanding debt to sustainable levels.

Consequently, in the fourth quarter of 2011 our Board of Directors reduced our quarterly common stock dividend from $0.215 to $0.05 per share to pay down debt and fund our plan. Following announcement of the AWN Transaction, and after assessing further deleveraging approaches, the Board of Directors completely suspended the cash dividend. The suspension was incorporated as a term modification to our Senior Credit Facility effective November 1, 2012.

On June 5, 2012, the Company announced the AWN Transaction, allowing it to combine its wireless network with that of GCI. AWN will own and operate the wireless networks of ACS and GCI, and receive all roaming, CETC and backhaul revenue from other wireless carriers associated with these networks. In return for providing wholesale plans and services to its owners, ACS and GCI will pay AWN a wholesale rate of approximately 70% of the recommended retail rates that both companies charge their wireless customers. AWN will reimburse its owners for wireless equipment subsidies. The primary financial impact to ACS of the AWN Transaction is as follows:

1.	GCI will pay ACS $100.0 million at closing, and we are designating $65.0 million of these proceeds for paying down our senior term loan facility;

2.	AWN will pay ACS a preferred distribution over the first four years after formation totaling up to $190.0 million; and

3.	ACS will continue to provide wireless services to its retail wireless customers, and as compensation for using the AWN network, will pay AWN a wholesale charge for providing wholesale plans and services to ACS.

The preferred distributions are expected to provide a higher degree of certainty for our future wireless cash flow performance than we otherwise would have expected to generate as a standalone wireless operator. This transaction is also expected to improve our long term competitive position for wireless services. By combining the ACS and GCI wireless networks, AWN will operate Alaska’s largest wireless network covering more than 95% of the state’s population, allowing us to better provide the fastest and most geographically expansive wireless services for our subscribers. While significantly mitigating the financial impact of competitive entry, we will continue to have exposure to significant risks associated with Verizon’s entry as discussed in the “Item 1A, Risk Factors.” The transaction has required numerous conditions to close, one of which was an amendment to our Senior Credit Facility. On November 1, 2012, an amendment was entered into allowing for the sale to GCI and transfer directly to AWN of certain wireless assets. Although we expect to reduce our outstanding debt, the AWN cash distributions were structured to serve as a surrogate for the Free Cash Flow (as defined in “Non-GAAP Financial Measures”) historically generated by our wireless assets. Therefore, additional term modifications were required to provide the flexibility necessary to address the resulting lower Adjusted EBITDA, as defined in our senior credit facility, which will result following consummation of the AWN Transaction. A comparison of certain original terms of our Senior Credit Facility with the corresponding amended terms is summarized as follows:

	Senior Credit Facility Terms
	Original	As Amended

Interest rate:
Margin over LIBOR	4.00%	4.75%
LIBOR floor	1.50%	1.50%
Quarterly principal payments (in thousands): *
Through quarter ended December 31, 2012	$1,100	$1,100
Effective quarter beginning January 1, 2013	$1,100	$1,825
Effective quarter beginning January 1, 2014	$1,100	$3,300
Effective quarter beginning January 1, 2015	$1,100	$3,675
Effective quarter beginning January 1, 2016	$1,100	$3,300
Total Leverage to Adjusted EBITDA Ratio Limit:
Through June 30, 2014	5.25	6.00
Through December 31, 2014	5.25	5.50
Thereafter	5.25	5.25
Senior Secured Leverage to Adjusted EBITDA Ratio Limit:
Through June 30, 2014	4.40	4.75
Through December 31, 2014	4.40	4.50
Thereafter	4.40	4.25
Adjusted EBITDA to Fixed Charges Coverage Ratio Minimum:
Through June 30, 2014	2.75	2.25
Through September 30, 2015	2.75	2.50
Thereafter	2.75	2.75
Total Leverage Ratio limit on which cash dividends on common stock may be paid *	5.00	3.50

*	Term modification effective November 1, 2012 regardless of consummation of the AWN Transaction.

2012 Focus

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on being the most successful broadband solutions company in Alaska by delivering the best customer experience in the markets we choose to serve. To do this we have and will continue to:

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

•

Offer Broadband Solutions to Our Customers at Home, at Work and Everywhere in Between. We are building on strength in designing, building and operating quality networks and providing new products and solutions to our customers.

We believe we can create value for our shareholders by carefully investing cash flows generated by the business in specific opportunities and transactions that support these imperatives, and by deleveraging our balance sheet.

Revenue Sources by Customer Group

We manage our revenues based on the sale of services and products to the following major customer groups:

•

Business and Wholesale: We provide communications and managed services including voice and broadband data network hosting, IT management, cloud-based services, billing and collection, and local and long distance services to carriers, business and government customers.

•	Consumer: We provide broadband, Internet access, local and long distance voice, and other communications products and services to residential customers.

•

Wireless: We provide wireless voice and broadband services, and other value-added wireless products and services, such as wireless devices and other equipment, statewide across Alaska with roaming coverage available in the contiguous states, Hawaii and Canada.

•

Access and CETC: We provide voice and broadband termination services to interstate and intrastate carriers who provide services to our retail customers. We also receive interstate and intrastate high cost universal support funds and other revenue streams as structured by state and federal regulatory agencies that allow us to recover our costs of providing universal service in Alaska.

Executive Summary

The following summary should be read in conjunction with “Non-GAAP Financial Measures” included in this Managements’ Discussion and Analysis of Financial Condition and Results of Operations.

Operating Revenues

Consolidated operating revenue of $367.8 million increased $18.5 million, or 5.3%, in 2012. Revenue growth in 2012 was driven by higher broadband revenues, particularly with business and wholesale customers, and higher foreign roaming revenues. These increases were partially offset by lower voice revenue in all customer groups and lower CETC revenue.

Adjusted EBITDA

Adjusted EBITDA, as defined in “Non-GAAP Financial Measures” (“Adjusted EBITDA”) of $121.8 million decreased $4.1 million from 2011 due largely to higher wireless equipment subsidies, increased costs associated with our wireless customers roaming in the lower 48 and higher labor costs.

Operating Metrics

Business broadband connections of 19,202 and average monthly revenue per user (“ARPU”) of $148.14 at December 31, 2012 and in 2012, respectively, were up from connections of 19,143 and ARPU of $135.61 in 2011. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as does a customer with a 1MB connection. We believe that ARPU, therefore, is an important metric to indicate the increasing amounts of bandwidth that we provide to our customers, and it is expected to grow at a faster rate than connections.

Wireless connections of 115,017 at December 31, 2012 decreased 2.2% from 117,559 at December 31, 2011 primarily as a result of new certification rules for lifeline customers enacted by FCC which resulted in the disconnection of 3,115 customers. We also experienced a shift in mix toward prepaid wireless customers during this time period. Postpaid wireless connections fell to 100,910 at December 31, 2012 from 107,530 at December 31, 2011, while our prepaid wireless connections increased to 14,107 from 10,029 year over year. The success of prepaid offerings was attributable to the launch of significant prepaid offerings in 2012. Weakness in postpaid was attributable to three factors: (i) erosion of customers from the lifeline certification process; (ii) erosion in our 3G MiFi devices of approximately 500 as we tightened our usage policies and as customers enabled the Wi-Fi feature on their phones; and (iii) delay in availability of the iPhone 5 devices relative to our competition.

Absent the lifeline certification process, our wireless churn would have increased to 2.9% in 2012 from 2.2% over the same period, and was attributable to a declining number of MiFi device connections and increased losses to competitors coincident with their iPhone 5 launches.

In the fourth quarter of 2012, consumer broadband connections of 38,760 increased for the second consecutive quarter and were up slightly year over year. Consumer broadband ARPU also improved to $39.71 in 2012 compared with $35.27 in 2011 as the result of customers taking our higher bandwidth products.

Our wireless equipment subsidy increased 20.5%, to $14.4 million for the twelve months ended December 31, 2012. We sold 71,562 and 71,995 devices in the twelve months ended December 31, 2012 and 2011, respectively. Our subsidy per device increased to $185.00 in the fourth quarter of 2012 from $141.00 in the fourth quarter of 2011. The higher per device subsidy is primarily attributable to higher cost devices that our customers increasingly are buying.

The table below provides connection levels, ARPU, churn and Wireless equipment subsidies as of, or for, the periods indicated:

	2012	2011

Voice

At December 31:
Consumer access lines	55,823	62,507
Business access lines	80,852	83,055
For the year ended December 31:
Voice ARPU consumer	$26.64	$26.85
Voice ARPU business	$24.25	$25.16

Broadband

At December 31:
Consumer connections	38,760	38,743
Business connections	19,202	19,143
For the year ended December 31:
ARPU consumer	$39.71	$35.27
ARPU business	$148.14	$135.61

Wholesale lines at December 31	20,007	23,063

Wireless

At December 31:
Postpaid connections	100,910	107,530
Prepaid connections	14,107	10,029

Total	115,017	117,559

For the year ended December 31:
Retail wireless ARPU	$52.16	$52.83
Wireless broadband ARPU	$19.24	$16.03

Churn

For the quarter ended December 31:
Voice access lines	1.4%	1.4%
Broadband connections	2.1%	2.6%
Wireless connections	3.7%	2.2%

Wireless equipment subsidy (in thousands):

For the year ended December 31	$14,391	$11,944

Liquidity

We generated $84.4 million of cash from operating activities in 2012 compared with $79.1 million in 2011. This cash flow was utilized for the repayment of debt of $19.5 million, total capital expenditures of $58.9 million and cash dividends of $9.1 million. As of December 31, we had a $30.0 million undrawn revolving credit facility. Outstanding letters of credit commit $2.1 million of the available revolving credit facility at December 31, 2012.

Other Initiatives

A key focus in 2012 was entering into and seeking approvals to close the AWN Transaction, including obtaining the required regulatory approvals and meeting the other conditions detailed in the Asset Purchase and Contribution Agreement. Two key conditions achieved in 2012 consisted of entering into an amendment extending our CBA with the IBEW on October 4, 2012, and, on November 1, 2012, reaching an agreement with our lenders to amend our Senior Credit Facility. We believe that consummation of the AWN Transaction and the subsequent performance of AWN will mitigate the risks of competitive entry and erosion of CETC and other wireline high cost revenue sources. We currently expect that the AWN Transaction will close during the second quarter of 2013.

In October, we announced the launch of 4G LTE service and related new product offerings to our customers in select cities in Alaska. We also expanded 4G wireless service to other locations throughout Alaska, and, in November, we began offering VoIP services to our small and medium business customers.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the years ended December 31, 2012, 2011 and 2010. Net income for the year ended December 31, 2012 was affected by costs incurred for the AWN Transaction of $6.1 million before tax. Net income for the year ended December 31, 2011 was affected by $13.4 million in extinguishment of debt expenses before tax arising from the repurchase of $98.3 million principal amount of our 5.75% Notes utilizing proceeds from the sale of our 6.25% Notes. Net income for the year ended December 31, 2010 was affected by $29.7 million additional income tax expense for the effects of the on-going Crest IRS audit, and $13.3 million in extinguishment of debt expenses before tax arising from the extinguishment of our 2005 credit facility and related interest rate swaps.

(in thousands)	2012	2011	2010
Operating revenues:
Business and wholesale:
Retail service revenue
Voice	$23,842	$25,613	$27,156
Broadband	33,972	30,658	26,392
Equipment sales	2,855	1,265	1,830
Wholesale and other	47,790	42,879	43,564

Total business and wholesale revenue	108,459	100,415	98,942

Consumer:
Retail service revenue
Voice	18,968	21,001	23,931
Broadband	18,398	17,011	14,739
Equipment sales	166	193	269
Other	1,386	1,062	976

Total consumer revenue	38,918	39,267	39,915

Wireless:
Retail service revenue
Voice	49,431	53,553	69,642
Broadband	24,414	20,928	8,278
Equipment sales	6,015	5,665	6,780
Foreign roaming	55,105	38,934	26,526
Other	4,281	4,257	3,700

Total wireless revenue	139,246	123,337	114,926

Access and CETC:
CETC	20,733	26,871	25,675
High cost support	20,223	21,103	25,052
Switched, special and other access	40,250	38,321	37,014

Total access and CETC	81,206	86,295	87,741

Total operating revenues	367,829	349,314	341,524

Operating expenses:
Cost of services and sales	148,400	135,732	130,862
Selling, general and administrative	107,316	91,962	88,564
Depreciation and amortization	51,487	58,559	72,078
(Gain) loss on disposal of assets	(2,668)	(565)	2,846

Total operating expenses	304,535	285,688	294,350

Operating income	63,294	63,626	47,174
Other income and expense:
Interest expense	(39,570)	(38,271)	(34,754)
Loss on extinguishment of debt	(575)	(13,445)	(13,339)
Interest income	43	34	83
Other	—	174	—

Total other income and expense	(40,102)	(51,508)	(48,010)

Income (loss) before income tax expense	23,192	12,118	(836)
Income tax expense	(5,783)	(11,646)	(29,852)

Net income (loss)	$17,409	$472	$(30,688)

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Operating Revenue

Business and Wholesale

Business and Wholesale revenue of $108.5 million increased $8.1 million, or 8.0%, in 2012 from $100.4 million in 2011. This improvement was primarily driven by a $5.1 million increase from carrier customers using long haul services and $3.3 million from new and existing business customers using our advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Although broadband connections have grown modestly, growth of broadband ARPU reflects customer demand for increasing amounts of bandwidth. We also benefited from a $1.4 million non-recurring equipment sale. Broadband ARPU increased to $148.14 in 2012 from $135.61 in 2011, an increase of 9.2%. These increases were partially offset by a $1.8 million decrease in traditional voice revenue due to 2,203 fewer connections year over year and lower ARPU of $24.25 from $25.16 in the prior year due to price compression.

Consumer

Consumer revenue of $38.9 million decreased $0.4 million, or 0.9%, in 2012 from $39.3 million in 2011. Voice revenue decreased $2.0 million primarily due to 6,684 fewer connections and marginally lower ARPU of $26.64 from $26.85 in the prior year. This trend is expected to continue as more customers cut their fixed landline voice service and move to wireless alternatives. Partially offsetting the decrease in voice, broadband revenue increased $1.4 million. Broadband connections increased slightly year over year, however, customers are subscribing to higher levels of bandwidth speeds, which resulted in an increase in ARPU to $39.71 from $35.27 in the prior year, an increase of 12.6%. Launch of our Home Internet product in 2012 contributed to modest growth in broadband connections. In spite of the level of competition in our local market, we expect our retail customers to continue to demand higher bandwidth speeds as new products and services in the marketplace require it.

Wireless

Wireless revenue of $139.2 million increased $15.9 million, or 12.9%, in 2012 from $123.3 million in 2011. Our wireless subscriber base of 115,017 connections decreased 2,542 year over year due to a decrease of 6,620 in postpaid connections resulting in part from the loss of 3,115 lifeline customers during that program’s recertification process. We recertified approximately 75% of our lifeline customers. This decline was partially offset by an increase of 4,078 in prepaid connections. Retail wireless ARPU decreased to $52.16 compared to $52.83 while broadband ARPU increased 20.0% to $19.24 from $16.03 in the prior year due to customers consuming higher amounts of data. The percentage of postpaid customers using data centric devices has grown to 53.1% in 2012 from 45.4% in 2011, and we expect this trend to continue as consumers move to devices with these features. Foreign roaming revenue increased $16.2 million, or 41.5%, due to the large number of customers from other carriers roaming on our network, and broadband revenue increased $3.5 million primarily due to the continued increase in demand for data rich cell phone plans. Partially offsetting these increases, voice revenue decreased $4.1 million primarily due to lower demand for voice services and the shift in connections from postpaid to prepaid, which are generally lower priced plans.

Access and CETC

Access and CETC revenue of $81.2 million decreased $5.1 million, or 5.9%, in 2012 from $86.3 million in 2011. This decline was due to the release of $3.4 million in CETC reserves and $1.8 million of out of period access revenue settlements in the first quarter of 2011, reduced Interstate carrier compensation and USF changes of $2.7 million, reduced access lines of $1.7 million and reduced Intrastate cellular revenue of $0.5 million. These items were partially offset by higher Intrastate access revenue of $3.8 million as a result of reforms effective in the third quarter of 2011, increased high cost support of $0.9 million and an increase in access recovery charges of $0.3 million.

Operating Expenses

Cost of Services and Sales

Cost of services and sales of $148.4 million increased $12.7 million, or 9.3%, in 2012 from $135.7 million in 2011. This increase was driven by increases of $3.6 million in Home Internet and advanced network services costs reflecting customer premise equipment such as modems and third party leased circuits to carry higher amounts of bandwidth between certain of our local exchange markets, $3.2 million in USF expense associated with Intrastate access reform which is driving down the cost of intrastate rates to be more in line with interstate rates, $3.0 million in roaming COGS due to our customers consuming higher amounts of bandwidth on other carrier’s networks when they travel outside of Alaska, $2.8 million in device and accessory expenses primarily driven by our customers purchasing higher cost wireless devices, $1.3 million in land and building costs associated with new cell site leases and collocation agreements with other carriers, and $0.6 million in circuit costs. Offsetting these increases was a decrease of $2.8 million in Interstate and Intrastate access COGS associated with a decline in access lines.

Selling, General and Administrative

Selling, general and administrative expenses of $107.3 million increased $15.3 million, or 16.7%, in 2012 from $92.0 million in 2011. This growth was due to increases of $7.8 million in labor reflecting $2.4 million of incentive compensation, $1.9 million in higher health and welfare costs, $1.7 million in annual wage increases and $1.5 million for increased staffing in sales and customer service functions associated with improving performance to our customer promises. In addition, we incurred $6.1 million in transaction costs and other administrative expenses associated with the AWN Transaction, and $0.6 million in bad debt expense due in part to specific accounts for which funding from outside agencies is currently uncertain. These items were partially offset by a $0.5 million reduction in advertising, consulting, legal and other outside services expense. In addition, selling, general and administrative expenses in 2011 were favorably affected by a $1.4 million settlement of a contract dispute with a bankrupt vendor.

Depreciation and Amortization

Depreciation and amortization expense of $51.5 million decreased $7.1 million, or 12.1%, in 2012 from $58.6 million in 2011 due primarily to a number of pooled asset classes reaching their maximum depreciable lives. These decreases were partially offset by depreciation on additions to our IT asset base during 2012.

Gain on Disposal of Assets, Net

The $2.7 million gain on the disposal assets recorded in 2012 was primarily associated with the sale of excess property.

Other Income and Expense

Interest expense of $39.6 million in 2012 increased $1.3 million compared with $38.3 million in 2011 due to a marginally higher weighted average interest rate. The higher interest rate reflects $1.9 million associated with forward floating-to-fixed interest rate swap agreements which became effective in the third quarter of 2012. The impact of the interest rate swaps was partially offset by the sale of our 6.25% Notes in the second quarter of 2011 and subsequent repurchase of a portion of our 5.75% Notes, which carry a higher effective rate. In the fourth quarter of 2012, an interest rate swap in the notional amount of $192.5 million no longer met the criteria for prospective hedge accounting treatment. In the fourth quarter, the $0.2 million favorable change in the fair value of this swap was credited to interest expense and $0.3 million of unrealized losses previously recorded to accumulated other comprehensive loss was charged to interest expense. A $0.6 million loss on extinguishment of debt was recorded in 2012 in connection with the repurchase of $13.7 million aggregate principal amount of our 5.75% Notes. A $13.4 million loss on extinguishment of debt was recorded in the second quarter of 2011 in connection with the repurchase of a portion of the 5.75% Notes.

Income Taxes

Income tax expense and the effective tax rate in 2012 were $5.8 million and 24.9%, respectively. In 2012, the Company reversed deferred tax valuation allowances in the amount of $3.6 million as a result of utilizing bonus depreciation which will allow it to utilize additional amounts of its NOL carry forwards. Excluding this reversal, the effective income tax rate was 40.4%. Income tax expense of $11.6 million in 2011 reflects the $5.5 million deferred tax valuation allowance recorded during the third quarter discussed below, partially offset by tax benefits from certain discreet items. Excluding the valuation allowance, but including permanent differences and other adjustments, the effective tax rate was 50.7% in 2011. Income tax expense will not involve significant cash outflows until these NOLs are exhausted.

Net Income

Net income was $17.4 million in 2012 compared to $0.5 million in 2011. The year over year change primarily reflects the operating revenue and operating expense items discussed above, the $13.4 million loss on the extinguishment of debt recorded in 2011 in connection with the repurchase of a portion of our 5.75% Notes and the year over year reduction in income tax expense.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Operating Revenues

Business and Wholesale

Business and Wholesale revenue of $100.4 million increased $1.5 million, or 1.5%, in 2011 from $98.9 million in 2010. This improvement was primarily driven by a $4.3 million increase from commercial customers using advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Although broadband connections have remained relatively flat in total, growth in broadband ARPU reflected customer demand for increasing amounts of bandwidth. Broadband ARPU increased to $135.61 in 2011 from $129.88 in 2010. This increase was partially offset by a $1.5 million decrease in retail voice revenue due to 3,417 fewer connections year over year and lower ARPU of $25.16 from $25.60 in the prior year due to price compression, and a $0.6 million decrease in equipment sales.

Consumer

Consumer revenue of $39.3 million decreased $0.6 million, or 1.6%, in 2011 from $39.9 million in 2010. Voice revenue decreased $2.9 million primarily due to 5,150 fewer connections and lower ARPU of $26.85 from $28.65 in the prior year. This trend reflects more customers cutting their fixed landline voice service and moving to wireless alternatives. Offsetting the decrease in voice, broadband revenue increased $2.3 million. Broadband connections decreased 2,361 year over year, however, customers are subscribing to higher levels of bandwidth speeds, which resulted in an increase in ARPU to $35.27 from $29.20 in the prior year.

Wireless

Wireless revenue of $123.3 million increased $8.4 million, or 7.3%, in 2011 from $114.9 million in 2010. Our wireless subscriber base decreased 2,854 year over year, reflecting a decrease of 4,048 in postpaid connections. This decline was partially offset by an increase of 1,194 in prepaid connections. Retail wireless ARPU increased to $52.83 compared to $50.94 while broadband ARPU increased to $16.03 from $5.41 in the prior year due to customers consuming higher amounts of data. The percentage of postpaid customers using data centric devices grew to 45.4% in 2011. Foreign roaming revenue increased $12.4 million, or 46.8%, due to the large number of customers from other carriers roaming on our network, and broadband revenue increased $12.7 million primarily due to the continued increase in demand for data rich cell phone plans. Partially offsetting these increases, voice revenue decreased $16.1 million primarily due to lower demand for voice services and the shift in connections from postpaid to prepaid, which are generally lower priced plans.

Access and CETC

Access and CETC revenue of $86.3 million decreased $1.4 million, or 1.6%, in 2011 from $87.7 million in 2010, primarily due to decreases of $3.4 million in federal high cost loop support and $2.3 million related to interstate support associated with access line losses. These decreases were partially offset by an increase of $2.3 million due to changes in intrastate access funding reform, $1.2 million as the result of reserves released in the first quarter related to prepaid phones, $0.5 million in recognition of out of period revenue due to the release of reserves in 2011, and $0.2 million in cellular access revenue.

Operating Expense

Cost of Services and Sales

Cost of services and sales of $135.7 million increased $4.8 million, or 3.7%, in 2011 from $130.9 million in 2011. This increase was driven by increases of $3.6 million in USF expense associated with Intrastate access reform, $3.2 million in roaming COGS associated with growth in data usage from our customers roaming in the Lower 48 states, $1.7 million in internet service provider access and leased circuits and $1.0 million in higher maintenance expense. These increases were partially offset by reductions of $3.0 million in labor costs, $2.1 million in Interstate and Intrastate access COGS and $0.5 million in lower device subsidies.

Selling, General Administrative

Selling, general and administrative expenses of $92.0 million increased $3.4 million, or 3.8%, in 2011 from $88.6 million in 2010. This growth was due to increases of $3.5 million in labor costs associated with customer facing services, $0.8 million in various consulting services, and $0.7 million in legal reserve expenses. These increases were partially offset by a $1.4 million favorable settlement of a contract dispute with a bankrupt vendor and lower bad debt, advertising and property tax expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased 18.8% in 2011 to $58.6 million compared to $72.1 million in 2010 due primarily to a number of pooled asset classes reaching their maximum depreciable lives. These declines were offset by additions to our asset base from the build out of our network.

Gain on Disposal of Assets

The gain on the disposal of assets of $0.6 million in 2011 was primarily attributable to a $0.8 million gain on the sale of land, partially offset by early retirements of certain non-regulated assets. The loss on disposal of assets of $2.8 million in 2010 was primarily due to impairment charges for certain IT projects.

Other Income and Expense

Interest expense of $38.3 million in 2011 increased $3.5 million from $34.8 million in 2010 primarily due to the refinancing of our 2005 senior credit facility in October 2010. A $13.4 million loss on the extinguishment of debt was recorded in 2011 in connection with the repurchase of a portion of our 5.75% Notes. In 2010, a $13.3 million charge was recorded in connection with the early termination of interest rate swaps and extinguishment of our 2005 senior credit facility.

Income Taxes

The income tax provision of $11.6 million in 2011 reflects a combined federal and state statutory rate of 41.1%. Including permanent differences and other adjustments, the effective rate was 50.7%. Additionally, in evaluating the utilization of our net operating losses, we evaluated potential long term taxable income outcomes based upon our current assessment of our business prospects. The result of the analysis was the recording of a valuation allowance of $5.5 million which reduced our net deferred tax assets and increased deferred tax expense in 2011. As of December 31, 2011 we had federal tax NOL carry forwards of $168.2 million and state NOLs of $163.7 million. The income tax provision of $29.9 million in 2010 reflected $29.7 million of incremental tax associated with the Crest IRS audit. See “Item 3, Legal Proceedings” for more information on the Crest IRS issue. Income tax expense will not involve significant cash outflows until these NOLs are exhausted.

Net Income (Loss)

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures, dividend payments and debt service in 2012, 2011 and 2010 primarily through internally generated funds. At December 31, 2012, we had $16.8 million in cash and cash equivalents, $3.9 million in restricted cash and $2.1 million in short-term investments. As of December 31, 2012, we also had a $30.0 million undrawn revolving credit facility. Outstanding standby letters of credit commit $2.1 million of the available revolving credit facility at December 31, 2012.

A summary of significant sources and use of funds for the years ended December 31, 2012, 2011 and 2010 is as follows:

(in thousands)	2012	2011	2010
Net cash provided by operating activities	$84,356	$79,081	$86,367
Capital expenditures	$(54,206)	$(50,179)	$(36,697)
Capitalized interest	$(1,961)	$(1,982)	$(1,639)
Change in unsettled capital expenditures	$(2,726)	$4,425	$(2,534)
Proceeds on sale of assets	$3,616	$2,665	$1,085
Purchase of equity investment	$—	$—	$(2,060)
Net change in short-term investment	$(2,050)	$—	$—
Net debt (repayments) borrowings	$(19,477)	$15,854	$8,978
Debt issuance costs	$(3,167)	$(4,448)	$(7,276)
Payment of cash dividend on common stock	$(9,117)	$(38,818)	$(38,394)
Net stock issuance (payment of withholding taxes)	$58	$(1,685)	$164
Interest paid	$(36,155)	$(34,367)	$(28,911)

Cash Flows from Operating Activities

Cash provided by operating activities of $84.4 million in 2012 reflected net income excluding non-cash items of $84.5 million, a $5.1 million increase in accounts payable excluding capital items and a $2.5 million increase in accrued payroll and benefits. These items were partially offset by a $4.0 million increase in materials and supplies and a $2.7 million increase in accounts receivable. Payment of AWN Transaction related costs totaled $4.2 million. The Company will incur additional AWN Transaction costs up to and following the consummation of the transaction. The Company currently expects to fund these costs primarily through a combination of internally generated funds and proceeds from the transaction.

Cash provided by operating activities of $79.1 million in 2011 reflected net income excluding non-cash items of $89.7 million offset by the release of revenue reserves of approximately $7.6 million and cash payments of approximately $1.5 million associated with various federal funding programs.

Cash provided by operating activities of $86.4 million in 2010 reflected net income excluding non-cash items of $94.1 million, a $5.3 million decrease in accounts payable excluding capital items and a $1.6 million increase in accounts receivable.

Interest payments, net of cash interest income and including capitalized interest, were $36.2 million, $34.4 million and $28.9 million in 2012, 2011 and 2010, respectively. Through a series of interest rate swap transactions, interest on 90% of our term loan at December 31, 2012 is effectively fixed at an annual rate of 6.47% for the period January 2013 through March 2013, 6.72% for the period April 2013 through May 2013, 6.97% for the period June 2013 through July 2013, and 7.22% for the period August 2013 through September 2015. Our $120.0 million convertible debt has a fixed coupon rate of 6.25% and our $125.0 million convertible debt, which has a current outstanding balance of $13.0 million, has a fixed coupon rate of 5.75%.

Cash Flows from Investing Activities

Cash used in investing activities of $56.3 million in 2012 increased $11.5 million from $44.8 million in 2011. This increase reflects an $11.2 million increase in capital expenditures, inclusive of capitalized interest and the settlement of capital expenditure payables, due primarily to the construction of our 4G LTE wireless network.

Cash used in investing activities of $44.8 million in 2011 increased $4.0 million from $40.8 million in 2010. This increase reflects a $6.9 million increase in capital expenditures, inclusive of the settlement of capital expenditure payables, due primarily investments in our network.

Our historical capital expenditures have been significant. Our networks require the timely maintenance of plant and infrastructure. Future capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, our decision to pursue specific acquisition and investment opportunities and the future funding of capital expenditures relative to wireless operations which become the responsibility of AWN subsequent to closing. We intend to fund future capital expenditures with cash on hand and net cash generated from operations.

Cash Flows from Financing Activities

Cash used in financing activities were $31.7 million in 2012. Payments on debt of $19.5 million included principal payments on our 5.75% Notes totaling $13.7 million and scheduled payments on the term loan component of our Senior Credit Facility totaling $4.4 million. Reducing the outstanding balance of the 5.75% Notes to $25.0 million or lower precluded an acceleration of the maturity date on the term loan component of the Senior Credit Facility from October 21, 2016 to December 19, 2012. As of December 31, 2012 we had $13.0 million outstanding under the 5.75% Notes, and we currently expect to redeem the balance of these notes on or before March 1, 2013. Debt issuance costs of $3.2 million were incurred in connection with our Senior Credit Facility amendment. Cash dividends of $9.1 million were paid in 2012.

Cash used in financing activities were $29.1 million in 2011. Net proceeds of $115.6 million from the issuance of our 6.25% Notes were used to repurchase $98.3 million principal amount of our 5.75% Notes at a premium of $6.9 million. Debt issuance costs associated with the transaction totaled $4.4 million. Cash dividends of $38.8 million were paid in 2011.

Cash used in financing activities were $36.5 million in 2010. In 2010, we entered into our 2010 Senior Credit Facility. We utilized $440.0 million of term loan borrowings under that facility and available cash on hand to repay in full and redeem the $425.9 million of outstanding principal under our 2005 senior credit facility. We incurred a charge of approximately $2.2 million from writing off unamortized debt issuance costs in association with the early extinguishments of debt during the fourth quarter of 2010. Debt issuance costs associated with the transaction totaled $7.3 million. Cash dividends of $38.4 million were paid in 2010.

We began paying quarterly dividends on our common stock in October 2004. Effective in the fourth quarter of 2011, the Company’s Board of Directors reduced the quarterly cash dividend from $0.215 per share to $0.05 per share. The reduction was due primarily to the expected effect on the Company’s future cash flows from an anticipated reduction in high cost support for wireline and wireless services as a result of USF reform adopted by the FCC, and the anticipated entry of Verizon into the Alaska wireless market. Following announcement of the AWN Transaction, and after assessing further deleveraging approaches, the Board of Directors completely suspended the cash dividend. The suspension was incorporated as a term modification to our Senior Credit Facility effective November 1, 2012, which prohibits the payment of a common dividend unless the Company’s Total Leverage Ratio is in excess of 3.5 times Adjusted EBITDA as defined in the Senior Credit Facility.

Liquidity and Capital Resources

Consistent with our history, our current and long-term liquidity could be impacted by a number of challenges, including, but not limited to: (i) potential future reductions in our revenues resulting from governmental and public policy changes, including regulatory actions affecting inter-carrier compensation and changes in revenue from Universal Service Funds; (ii) the entrance of Verizon into the Alaska wireless market and the potential negative impact on our roaming and retail service revenues beginning in 2013; (iii) servicing our substantial debt and funding principal payments; (iv) the funding of other obligations, including our pension plans and lease commitments; (v) other competitive pressures in the markets we serve; (vi) the capital intensive nature of our industry; (vii) our ability to respond to and fund the rapid technological changes inherent to our industry, including new products; (viii) funding cash dividends to the extent permitted; (ix) the potential funding of certain contingent liabilities, including income tax liabilities established in connection with the acquisition of Crest; and (x) our ability to obtain adequate financing to support our business and pursue growth opportunities.

We are responding to these challenges by (i) driving growth in broadband service revenues to business and consumers; (ii) working towards consummation of the AWN Transaction, which is expected to accelerate the pay down of debt and mitigate the risk in our wireless cash flows through the preferred distribution structure contained in the relevant agreements; (iii) reducing the amount of capital spending from the levels we are incurring in 2012; and (iv) the continued suspension of the cash dividend on our common stock.

As of December 31, 2012, total long-term obligations outstanding, including current portion, were $555.4 million consisting of a $428.4 million draw from our Senior Credit Facility, net of a $2.8 million debt discount, $121.3 million of convertible notes, net of $11.7 million in debt discounts, and $5.7 million in capital lease and other obligations. As of December 31, 2012, we had access to $27.9 million of our $30.0 million revolving credit facility. We currently expect to redeem the remaining $13.0 million of our 5.75% Notes on or before March 1, 2013.

We believe that we will have sufficient cash on hand, cash provided by operations and available borrowing capacity under our revolving credit facility to service our debt, and fund our operations, capital expenditures and other obligations over the next twelve months. Our ability to meet such obligations will be dependent upon our future financial performance, which is, in turn, subject to future economic conditions and to financial, business, regulatory and other factors, many of which are beyond our control.

Senior Credit Facility

On October 21, 2010, we entered into a $470.0 million Senior Credit Facility which consists of a drawn term loan of $440.0 million and an undrawn revolving loan of $30.0 million (the “revolver”). At December 31, 2012, we had access to $27.9 million under the revolving credit facility, representing 93% of available capacity. Outstanding standby letters of credit totaled $2.1 million at December 31, 2012.

The 2010 Senior Credit Facility was amended effective November 1, 2012. Material amended terms include the summary presented in “Overview” above and the following:

In the event the AWN Transaction is not consummated by March 31, 2013, the existing rates of LIBOR plus 4.0% will increase 25 basis points beginning March 31, 2013, and every other month thereafter until LIBOR plus 4.75% is achieved (or if earlier, the date the AWN Transaction is consummated). The interest rates of the term loan and revolving credit facility will be reduced to LIBOR plus 4.50% when the Company’s Total Leverage Ratio reaches 4.00 to 1.00 or lower.

Relative to the sale of assets to the GCI member and the contribution of assets to AWN in connection with the AWN Transaction:

a.	The sale of assets to the GCI member will be permitted.

b.	The Company will make a $65.0 million principal payment on the term loan upon closing of the AWN Transaction.

c.	Collateral on the assets contributed to AWN will be released; and

d.	The Company’s equity interests in AWN will be pledged as collateral.

Additionally, certain definitions are amended to take into account cash distributions from AWN, transaction costs and swap breakage related expenses.

The term loan component of the Senior Credit Facility matures on October 21, 2016 and the revolver matures on October 21, 2015. Under the terms of our Senior Credit Facility, the maturity date would have been accelerated to December 19, 2012 in the event that both (i) our 5.75% Notes were not refinanced, purchased or defease such that no more than $25.0 million of principal amount of the 5.75% Notes were outstanding prior to that date, and (ii) our Senior Secured Leverage Ratio as of December 19, 2012 was greater than or equal to 2.75 to 1.00. As of December 19, 2012, we had repurchased an aggregate principal amount of $112.0 million of our 5.75% Notes, including $13.7 million during 2012. The outstanding principal amount of the 5.75% Notes was $13.0 million at December 19, 2012, thereby precluding the possibility for accelerated maturity date of the Senior Credit Facility. We currently expect to redeem the balance of our 5.75% Notes on or before March 1, 2013.

Our Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and payment of dividends. The Senior Credit Facility also has a requirement that 50% of certain cash flow generated by our business be used to pay down outstanding principal. The Senior Credit Facility also requires that we achieve certain financial ratios quarterly including a total leverage ratio, senior secured leverage ratio and a fixed charges coverage ratio. As of December 31, 2012, we were in compliance with these ratios. These measures are defined more specifically below.

Total Leverage Ratio: Our “total leverage ratio” may not exceed 5.25 to 1.00. “Total leverage ratio” means, generally, as at the last day of any fiscal quarter, the ratio of our (a) adjusted total debt to (b) Adjusted EBITDA (as defined in our Senior Credit Facility more specifically below) for the period of four of our consecutive fiscal quarters ended on such date, all determined on a consolidated basis in accordance with Generally Accepted Accounting Principles. Payment of cash dividends on common stock is not permitted until such time that the Company’s Total Leverage Ratio is not more than 3.50 to 1.00. The total leverage ratio was 4.42 to 1.00 as of December 31, 2012.

Senior Secured Leverage Ratio: Our “senior secured leverage ratio” may not exceed 4.40 to 1.00. “Senior secured leverage ratio” means, as of the last day of any fiscal quarter, the ratio of our (a) senior secured debt to (b) Adjusted EBITDA, as defined in our Senior Credit Facility. The senior secured leverage ratio was 3.56 to 1.00 as of December 31, 2012.

Fixed Charges Coverage Ratio: Our “fixed charges coverage ratio” may not be less than 2.75 to 1.00. The ratio of (a) Adjusted EBITDA, as defined in our Senior Credit Facility, to (b) “Fixed Charges” is defined specifically in our Senior Credit Facility, and more generally, below. The fixed charges coverage ratio was 3.41 to 1.00 as of December 31, 2012.

Adjusted EBITDA, as defined in our Senior Credit Facility, means consolidated net income, plus the sum of:

•	consolidated interest expense;

•	provision for income taxes based on income;

•	depreciation and amortization expense;

•	certain specified expenses incurred in connection with the AWN Transaction, including charges associated with the potential termination of hedging agreements;

•	unrealized losses on financial derivatives;

•	non-cash, stock-based compensation expense;

•	extraordinary, non-recurring or unusual losses;

•	cash dividends or distributions from AWN;

•	the cumulative effect of a change in accounting principles; and

•	all other non-cash charges that represent an accrual for which no cash is expected to be paid in the next twelve months;

minus (to the extent included in determining consolidated net income) the sum of:

•	unrealized gains on financial derivatives;

•	extraordinary, non-recurring or unusual gains;

•	gains on sales of assets other than in the ordinary course of business; and

•	all other non-cash income.

“Fixed charges” means (a) cash interest expense plus (b) cash income tax.

The above definition of Adjusted EBITDA is not necessarily consistent with the Non-GAAP measure of Adjusted EBITDA presented elsewhere in this “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

While under the terms of our term loan we may also be required to make certain prepayments based on annual gains in our restricted payment baskets, we were not required and did not make term loan prepayments during 2012 and 2011. Scheduled principal payments totaling $4.4 million were made on the term loan during the years ended December 31, 2012 and 2011.

Substantially all of our assets, including those of our subsidiaries, have been pledged as collateral for our Senior Credit Facility.

In connection with the 2010 Senior Credit Facility, we entered into forward floating-to-fixed interest rate swaps and a buy back of the 1.5% LIBOR floor as a component of our cash flow hedging strategy. The notional amounts of the swaps are $192.5 million, $115.5 million and $77.0 million, respectively, with interest rates of 6.463%, 6.470% and 6.475%, respectively, inclusive of a 4.0% LIBOR spread. The swaps began on June 30, 2012 and continue through September 30, 2015. In order to protect against extreme movements in LIBOR prior to the start of the swaps, we also acquired an interest rate cap at a cost of $0.1 million for the period between January 1, 2011 and June 30, 2012, capping LIBOR at 3.0% on a notional principal amount of $385.0 million. On November 1, 2012, the effective date of the amendment to our Senior Credit Facility, and as a result of the potential incremental $65.0 million principal payment on the term loan required by this amendment, management determined that the forward floating-to-fixed interest rate swap in the notional amount of $192.5 million no longer met the hedge effectiveness criteria under ASC Topic 815, Derivatives and Hedging. Accordingly, hedge accounting treatment was discontinued prospectively on this swap effective November 1, 2012, and future changes in the fair value will be recognized as interest expense. Amounts recorded to accumulated other comprehensive loss from the date of the swap’s inception through October 31, 2012 will be amortized to interest expense over the period of the originally designated hedged variable rate interest payments. Management will continue to assess our variable interest rate hedging strategy. Subject to future changes in certain variables including, but not limited to, LIBOR, consummation of the AWN Transaction and our cash requirements, we may elect to terminate certain of the forward floating-to-fixed interest rate swap agreements. Termination of any of these agreements prior to their scheduled settlement date could result in cash termination fees and charges to interest expense for unrealized losses recorded to accumulated other comprehensive loss.

Other Debt Instruments

The balance of our 5.75% Notes of $13.0 million at December 31, 2012 is due March 1, 2013. We currently expect to redeem this obligation on or before March 1, 2013.

The balance of our 6.25% Notes due in 2016 was $120.0 million as of December 31, 2012.

We may periodically consider repurchasing outstanding convertible notes, for cash or shares of the Company’s common stock, or a combination thereof. The amount of any convertible notes to be repurchased, as well as the timing of any repurchases, will be based on business, market and other conditions and factors, including price, regulatory matters, contractual requirements or consents, and capital availability. Any repurchases might be made using a variety of methods, which may include open market purchases, privately negotiated transactions, or by any combination of those methods, in compliance with applicable securities laws and regulations. There can be no assurance that we will be able to successfully repurchase any convertible notes on terms acceptable to the Company.

Contractual Obligations

Our contractual obligations as of December 31, 2012, are presented in the following table. Generally, long-term liabilities are included in the table based on the year of required payment or an estimate of the year of payment. Such estimates of payment are based on a review of past trends for these items as well as a forecast of future activities. As described below, certain items were excluded from the following table where the year of payment is unknown and could not be reasonably estimated.

(in thousands)	Total	2013	2014-2015	2016-2017	Thereafter
Long-term debt	$564,180	$20,280	$27,900	$396,000	$120,000
Interest on long-term debt	155,953	39,538	77,946	35,468	3,001
Capital leases	5,732	1,462	1,719	1,157	1,394
Operating leases	83,192	9,859	17,968	13,555	41,810
Unconditional purchase obligations	19,883	13,175	5,275	1,240	193

Total contractual cash obligations	$828,940	$84,314	$130,808	$447,420	$166,398

Total pension benefit liabilities associated with the ACS Retirement Plan recognized on the consolidated balance sheet as of December 31, 2012 and December 31, 2011 were $5.5 million and $4.9 million, respectively, and are included in “Other long-term liabilities” on our consolidated balance sheet. Because this liability is impacted by, among other items, plan funding levels, changes in plan demographics and assumptions, and investment return on plans assets, it does not represent expected liquidity needs.

Accordingly, we did not include this liability in the “Contractual Obligations” table. We made cash contributions of $0.5 million in 2012 and $35 thousand in 2009. No cash contributions were made in 2011 and 2010. This plan is not fully funded.

We also participate in the Alaska Electrical Pension Fund, a multi-employer defined benefit plan, to which we pay a contractual hourly amount based on employee classification or base compensation. We contributed $9.6 million, $9.1 million and $9.6 million to this plan in 2012, 2011 and 2010, respectively. Minimum required future contributions to this plan are subject to the number of employees in each classification and/or base compensation of employees in future years and, therefore, are not included in the “Contractual Obligations” table. This plan is not fully funded.

As of December 31, 2012 and December 31, 2011, the Company had an accumulated asset retirement obligation of $6.9 million and $6.6 million. This liability was not included in the “Contractual Obligations” table due primarily to the uncertainty as to the timing of future payments.

As of December 31, 2012 and December 31, 2011, the Company had deferred tax liabilities totaling $27.5 million and $24.6 million, exclusive of deferred tax assets. This amount is not included in the “Contractual Obligations” table because the Company believes this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods.

In addition, funding obligation associated with our self insurance programs have been excluded from the table due primarily to the uncertainty as to the timing of future payments.

NON-GAAP FINANCIAL MEASURES

In an effort to provide investors with additional information regarding our financial results, in particular with regards to our liquidity and capital resources, we have disclosed certain non-GAAP financial information which management utilizes to assess performance and believe provides useful information to investors. We have disclosed earnings before interest expense and income, loss on extinguishment of debt, depreciation and amortization, gain on sale of long-term investments, gain and loss on disposal of assets, gift of services, AWN transaction related costs, income taxes and stock-based compensation, and including return of capital from equity investment, as defined and reconciled below (“Adjusted EBITDA”), and Adjusted EBITDA Margin, defined as Adjusted EBITDA divided by operating revenues, because we believe they are important performance indicators and provide information about our ability to service debt, pay dividends to the extent permitted and fund capital expenditures. We also disclose Free Cash Flow, as defined and reconciled below, because we believe it is an important measure of our ability to fund business activities. Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow are not GAAP measures and should not be considered a substitute for operating income, net cash provided by operating activities, or net cash provided or used. Adjusted EBITDA as comptuted below is not consistent with the definition of Adjusted EBITDA referenced in the Fixed Charges Coverage Ratio covenant of our Senior Credit Facility.

The following table provides the computation of Adjusted EBITDA and Free Cash Flow for the years ended December 31, 2012, 2011 and 2010:

(in thousands)	2012	2011	2010
Net cash provided by operating activities	$84,356	$79,081	$86,367
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	(51,487)	(58,559)	(72,078)
Amortization of debt issuance costs and debt discount	(5,975)	(12,907)	(9,674)
Amortization of ineffective hedge	(292)	—	—
Change in unrealized gain on ineffective hedge	231	—	—
Stock-based compensation	(3,550)	(3,888)	(3,989)
Deferred income taxes	(5,771)	(11,646)	(32,633)
Provision for uncollectible accounts	(2,588)	(2,333)	(2,863)
Other non-cash income (expense), net	2,375	109	(3,595)
Changes in operating assets and liabilities	110	10,615	7,777

Net income (loss)	17,409	472	(30,688)
Add (subtract):
Interest expense	39,570	38,271	34,754
Loss on extinguishment of debt	575	13,445	13,339
Interest income	(43)	(34)	(83)
Depreciation and amortization	51,487	58,559	72,078
Gain on sale of long-term investments	—	(174)	—
(Gain) loss on disposal of assets	(2,668)	(565)	2,846
Income tax expense	5,783	11,646	29,852
Stock-based compensation	3,550	3,888	3,989
Gift of services	—	(51)	439
Return of capital from equity investment	32	—	—
AWN transaction related costs	6,126	500	—

Adjusted EBITDA	$121,821	$125,957	$126,526

Less:
Incurred capital expenditures *	(54,206)	(50,179)	(36,697)
AWN transaction related capital costs	1,580	—	—
Cash interest expense	(36,155)	(34,367)	(28,911)

Free Cash Flow	$33,040	$41,411	$60,918

Operating revenues	$367,829	$349,314	$341,524

Adjusted EBITDA Margin	33.1%	36.1%	37.0%

*	Excludes capitalized interest (included in “Cash interest expense”) and the change in unsettled capital expenditures.

OUTLOOK

Operating Results, Liquidity and Capital Resources

We currently expect the AWN Transaction to close during the second quarter of 2013. The following discussion addresses our 2013 outlook prior to closing and does not address the effect of the AWN Transaction subsequent to closing, which is addressed separately.

Broadband revenue growth across all customer groups is expected to substantially offset lower Access, CETC and voice revenues. Anticipated revenue increases are driven by new broadband products and services introduced in 2012 and new product broadband and service introductions scheduled for 2013, including enhanced Ethernet, Enterprise VoIP, customer portals, dynamic bandwidth and professional services. We also believe we will generate revenue growth by growing market share. Up until the point that Verizon enters the market, we expect our wireless retail service revenue to be consistent with current levels after taking into affect the impact of the lifeline recertification process. Following Verizon’s entry, our wireless retail revenue will likely decline, subject to many factors, including how aggressively Verizon conducts its market launch. Roaming revenue, which comprised 15% of our revenue for the twelve months ended December 31, 2012, is expected to remain relatively flat. The data roaming revenue we collect from Verizon will begin to decline as Verizon’s lower 48 customers cease using our network. Verizon’s customers will continue to utilize our network for voice roaming services and 3G data services. Our retail service revenue could also be impacted in 2013, but the overall cash flow impact could be mitigated because our wireless equipment subsidy would likely be lower as we lose market share and fewer customers buy our phones, which have an average subsidy of $185.00. On balance, we expect a modest decline in our total revenue for the twelve month period ended December 31, 2013, given our current assumptions about the impact of Verizon’s entry into the market. The longer term impact of Verizon’s entry is difficult to predict.

We expect our level of spending increases to moderate significantly from the year over year increases we experienced in 2012. We intend to continue to identify and implement various operational initiatives associated with our efforts to relentlessly simplify the way we do business. These initiatives include operations work force management and contact center and retail store improvements, and simplification of various back office processes. The successful implementation of these initiatives is expected to reduce future costs or mitigate future cost increases. Additionally, in 2012 we entered into a three-year amendment extending the Company’s Collective Bargaining Agreement (“Amendment”) with the IBEW through December 31, 2015. Among other provisions, the Amendment provides for certain Company business decisions potentially affecting the IBEW workforce, subject to the affected employees being provided incentive and reclassification options. We also implemented a new two-tiered benefit funding model for certain job classifications that is expected to favorably benefit our cost structure over time. Because we have completed a substantial portion of our LTE build, we expect our capital spending in 2013 to be lower than in 2012.

As a result of the above factors, we expect that our Adjusted EBITDA and Free Cash Flow will decline in 2013 compared with 2012. However, given our progress in reducing our outstanding debt, we believe we will continue to generate sufficient Free Cash Flow to further reduce our indebtedness. We believe that, in the event the AWN Transaction is not consummated, we will have sufficient cash on hand, cash provided by operations and available borrowing capacity under our revolving credit facility to service our debt and fund our operations, capital expenditures and other obligations over the next twelve months.

AWN Transaction

As described in “Item 1, Business,” on June 4, 2012, the Company and GCI entered into the AWN Transaction for the purpose of combining their wireless networks. AWN will design and operate an Alaska statewide wireless network to provide next generation wireless service plans for the Company’s and GCI’s wireless customers. The Company and GCI will continue to market and sell these plans independently to their respective retail customers. The Company and GCI will contribute certain wireless assets into AWN, including spectrum licenses, cell sites and backhaul facilities, switching systems and certain other assets necessary to operate a statewide wireless network. GCI will also purchase certain wireless assets from the Company which will be subsequently contributed in AWN. The Company will recognize a one-third equity ownership interest in AWN and GCI will own the remaining two-thirds. The Company will account for its investment in AWN on the equity method and will record its share of equity earnings as operating revenues. The Company and GCI currently expect the transaction to be consummated during the second quarter of 2013.

The transaction is expected to provide significant benefits to both companies and mitigate certain risks from the entry of Verizon into the Alaska wireless market. In its first year of operation, AWN is expected to generate EBITDA of approximately $120.0 million and incur capital expenditures of approximately $40.0 million. Synergies from the transaction are expected to total $30.0 million a year (split equally between capital and operating expenses) beginning in the second year of operations.

The Company will receive a cash payment of $100.0 million from the sale of wireless assets to GCI and will receive an annual preference distribution of $50.0 million in each of years one and two following consummation of the transaction and $45.0 million in each of years three and four, subject to certain conditions. After year four, the Company will be eligible to receive one-third of the annual adjusted free cash flow (as defined in the Asset Purchase and Contribution Agreement) of AWN.

The risk we incur from lower roaming and CETC revenue would be mitigated by the AWN preferred distribution. However, because the AWN distribution is intended to serve as a surrogate for the Free Cash Flow historically generated by our wireless assets, our Adjusted EBITDA will be lower following the close of the transaction. Our credit agreement was amended to provide for higher leverage ratios to reflect this impact.

We believe that, in the event the AWN Transaction is consummated, we will have sufficient cash on hand, cash provided by operations and the AWN preference distributions, and available borrowing capacity under our revolving credit facility to service our debt and fund our operations, capital expenditures and other obligations over the next twelve months. We also believe that we will generate sufficient Free Cash Flow to further reduce our indebtedness.

ADDITIONAL INFORMATION

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

Derivative Financial Instruments

We recognize all asset or liability derivatives at fair value. The accounting for changes in fair value is contingent on the intended use of the derivative and its designation as a hedge. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value either offset the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or are recognized in other comprehensive income until the hedged transaction is recognized in earnings. The change in a derivative’s fair value related to the ineffective portion of a hedge, if any, is immediately recognized in earnings. We do not enter into any derivative contracts for speculative purposes. On the date a derivative contract is entered into, we designate the derivative as either a fair value or cash flow hedge. We formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If we determine that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively. The change in a derivative’s fair value related to the ineffective portion of a hedge is immediately recognized in earnings. Amounts recorded to accumulated other comprehensive income (loss) from the date of the derivative’s inception to the date of ineffectiveness are amortized to earnings over the remaining term of the hedged item. If the hedged item is settled prior to its originally scheduled date, any remaining accumulated comprehensive income (loss) associated with the derivative instrument is reclassified to earnings. Termination of a derivative instrument prior to its scheduled settlement date may result in charges for termination fees.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This ASU does not change the current requirements for reporting net income or other comprehensive income, but does require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. An entity is also required to present the aggregate tax effect of all significant reclassifications. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The Company will adopt ASU 2013-02 in the first quarter of 2013.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is associated with changes in interest rates. The interest rates and cash interest payments were effectively fixed on approximately $512.0 million, or 92%, of our total borrowings of $555.4 million as of December 31, 2012. Our 6.25% Notes and 5.75% Notes have fixed coupon rates. The term loan component of our Senior Credit Facility bears interest of LIBOR plus 4.0% with a LIBOR floor of 1.5% as of December 31, 2012.

We manage our exposure to fluxuations in LIBOR and the resulting impact on interest expense and cash interest payments on our Senior Credit Facility through the utilization of floating-to-fixed interest rate swaps designated as cash flow hedges. As of December 31, 2012, interest expense on $385.0 million, or 90%, of the amount outstanding under the Senior Credit Facility was hedged. A hypothetical 100 basis point increase in LIBOR over the floor of 1.5% during 2013 would result in an approximately $0.4 million increase in interest expense and cash interest payments associated with the unhedged portion of the Senior Credit Facility.

As of December 31, 2012, the floating-to-fixed interest rate swaps discussed above included a swap in the notional amount of $192.5 million which, while providing an effective cash flow hedge, did not meet the criteria for hedge accounting treatment. Accordingly, changes in the fair value of this swap are recorded to interest expense. A hypothetical 10% increase in the fair value of this liability during 2013 would result in an approximately $0.5 million increase in interest expense. Changes in the fair value of this swap do not effect cash flows until and if it is terminated.

Liquidity Risk

Our substantial debt, specifically its term and maturity, could have a material adverse effect on our available liquidity. See the matters described in “Item 1A, Risk Factors – Risks Relating to Our Debt.”

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

Based on our evaluation using the Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which is included in “Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred in the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated into this Form 10-K by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information on compensation of our directors and executive officers is incorporated into this Form 10-K by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2012, the number of securities remaining available for future issuance under equity compensation plans includes 2,654,977 shares under the Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan and 1,355,727 shares under the Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan.

Equity compensation plans	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders:
Stock options	311,300	$8.66
Restricted stock	2,124,927	$—	4,010,706
Not approved by security holders:
Stock options	—	$—
Subject to future approval by security holders:
Restricted stock unit equivalents	—	$—

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to such contractual relationships is incorporated into this Form 10-K by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

Information on our audit committee’s pre-approval policy for audit services and information on our principal accounting fees and services is incorporated into this Form 10-K by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements: Our consolidated financial statements are submitted as a separate section of this Form 10-K. See “Index to Consolidated Financial Statements” which appears on page F-1.

(2)	Financial Statement Schedules: Financial statement schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits: The exhibits to this report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are exhibits of the Registrant and are incorporated herein by reference as exhibits thereto.

Exhibit No.	Exhibit	Where Located

2.1**	Stock Purchase Agreement, dated April 1, 2008, by and among the Registrant, Crest Communications Corporations Group, Inc., and the selling stockholders specified therein.	Exhibit 2.1 to Form 8-K (filed August 7, 2008)

2.2	Asset Purchase and Contribution Agreement, dated as of June 4, 2012, among Alaska Communications Systems Group, Inc., General Communication, Inc., ACS Wireless, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless Network, LLC, with Form of First Amended and Restated Operating Agreement of The Alaska Wireless Network, LLC among The Alaska Wireless Network, LLC, GCI Wireless Holdings, LLC, ACS Wireless, Inc., Alaska Communications Systems Group, Inc. and General Communication, Inc. attached thereto as Exhibit A (portions of this Exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	Exhibit 2.1 to Form 8-K (filed August 6, 2012)

2.3	Amendment, dated as October 1, 2012, to Asset Purchase and Contribution Agreement, dated as of June 4, 2012, among Alaska Communications Systems Group, Inc., General Communication, Inc., ACS Wireless, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless Network, LLC.	Exhibit 2.1 to Form 8-K (filed October 2, 2012)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Exhibit to Form S-1/A File No. 333-888753 (filed November 17, 1999)

3.2	Amended and Restated Bylaws of the Registrant.	Exhibit 3.1 to Form 8-K (filed September 30, 2011)

4.1	Specimen of Common Stock Certificate.	Exhibit to Form S-1/A File No. 333-888753 (filed November 17, 1999)

4.2	Indenture, dated April 8, 2008, by and among the Registrant, the guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee, with respect to the Registrant’s 5.75% Convertible Notes due 2013.	Exhibit 4.1 to Form 8-K (filed April 14, 2008)
4.3	Indenture, dated as of May 10, 2011, by and among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, with respect to 6.25% Convertible Notes due 2018.	Exhibit 4.1 to Form 8-K (filed May 11, 2011)

10.1*	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.2*	Form of Restricted Stock Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan.	Exhibit 10.1 to Form 10-Q (filed August 3, 2007)

10.3*	Form of Performance Share Unit Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan.	Exhibit 99.1 to Form 8-K/A (filed June 12, 2008)

10.4*	Amendment to Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit 10.5 to Form 10-K (filed March 9, 2010)

10.5*	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.6*	Amendment to Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit 10.7 to Form 10-K (filed March 9, 2010)

10.7*	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.8*	Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan (Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 25, 2012).	Exhibit 10.1 to Form S-8 File No.333-181660 (filed May 24, 2012)

10.9*	Amendment to Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit 10.9 to Form 10-K (filed March 9, 2010)

10.10	Amendment ratified on October 4, 2012, to Collective Bargaining Agreement, effective February 28, 2010, between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union No. 1547.	Exhibit 10.1 to Form 8-K (filed October 10, 2012)

10.11	Collective Bargaining Agreement, effective February 28, 2010, between Alaska Communications Systems, Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union No. 1547.	Exhibit 10.2 to Form 8-K (filed October 10, 2012)

10.12*	2010 Officer Severance Policy.	Exhibit 10.1 to Form 8-K (filed November 4, 2010)

10.13	Purchase Agreement, dated April 2, 2008, by and among Alaska Communications Systems Group, Inc., the guarantors listed therein and the Initial Purchasers, regarding the Registrant’s 5.75% Convertible Notes due 2013.	Exhibit 10.1 to Form 8-K (filed April 14, 2008)

10.14	Confirmations of Convertible Bond Hedges by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.2 to Form 8-K (filed April 14, 2008)

10.15	Confirmations of Warrant Transactions by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.3 to Form 8-K (filed April 14, 2008)

10.16	Credit Agreement, dated as of October 21, 2010, by and among Alaska Communications Systems Holdings, Inc., as Borrower, Alaska Communications Systems Group, Inc, as Parent, several banks and other financial institutions or entities, as lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Exhibit 10.1 to Form 8-K (filed February 26, 2010)

10.17	First Amendment to Credit Agreement, dated as of November 1, 2012, by and among Alaska Communications Systems Holdings, Inc., as Borrower, Alaska Communications Systems Group, Inc., as Parent, the lenders, and JPMorgan Chase Bank, N.A. as Administrative Agent.	Exhibit 10.4 to Form 10-Q (filed November 5, 2012)

10.18*	Employment Agreement between Alaska Communications Systems Group, Inc., and Anand Vadapalli entered into on February 21, 2011.	Exhibit 10.1 to Form 8-K (filed February 24, 2011)

10.19*	Employment Agreement between Alaska Communications Systems Group, Inc., and Wayne Graham entered into on February 21, 2011.	Exhibit 10.2 to Form 8-K (filed March 5, 2011)

10.20	Purchase Agreement, dated May 4, 2011, by and among the Company, the Guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers name therein.	Exhibit 10.1 to Form 8-K (filed May 11, 2011)

10.21*	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan Restricted Stock Unit Agreement.	Exhibit 10.1 to Form 8-K (filed July 8, 2011)

10.22*	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan Performance Stock Unit Agreement.	Exhibit 10.2 to Form 8-K (filed July 8, 2011)

10.23*	Alaska Communications Systems Group, Inc. Post-Employment Stock Incentive Award Vesting Policy.	Exhibit 10.3 to Form 8-K (filed July 8, 2011)

10.24*	Employment Arrangement between the Company and Leonard Steinberg.	Exhibit 10.1 to Form 8-K (filed January 26, 2012)

10.25*	Employment Agreement between the Company and Michael Todd.	Exhibit 10.37 to Form 10-K/A (filed September 14, 2012)

10.26*	Employment Agreement, dated as of October 13, 2011, between Alaska Communications Systems Group, Inc. and James R. Johnsen.	Exhibit 10.5 to Form 10-Q (filed November 5, 2012)

10.27*	Employment Agreement, dated as of September 24, 2012, between Alaska Communications Systems Group, Inc. and David C. Eisenberg.	Exhibit 10.6 to Form 10-Q (filed November 5, 2012)

10.28*	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to David Eisenberg dated February 12, 2013.	Filed herewith

10.29*	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to Wayne Graham dated February 12, 2013.	Filed herewith

10.30*	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to James Johnsen dated February 12, 2013.	Filed herewith

10.31*	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to Leonard Steinberg dated February 12, 2013.	Filed herewith

10.32*	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to Michael Todd dated February 12, 2013.	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.	Filed herewith

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.
**	Confidential treatment of certain portions of this exhibit has been granted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2013 Alaska Communications Systems Group, Inc.

By:	/s/ Anand Vadapalli

Anand Vadapalli

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anand Vadapalli Anand Vadapalli	President and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2013

/s/ Wayne Graham Wayne Graham	Chief Financial Officer (Principal Accounting Officer)	March 1, 2013

/s/ Edward J. Hayes, Jr. Edward J. Hayes, Jr.	Chairman of the Board of Directors	March 1, 2013

/s/ Margaret L. Brown Margaret L. Brown	Director	March 1, 2013

/s/ David W. Karp David W. Karp	Director	March 1, 2013

/s/ Peter D. Ley Peter D. Ley	Director	March 1, 2013

/s/ Brian A. Ross Brian A. Ross	Director	March 1, 2013

/s/ John N. Wanamaker John N. Wanamaker	Director	March 1, 2013

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alaska Communications Systems Group, Inc.:

We have audited the accompanying consolidated balance sheets of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alaska Communications System’s Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Anchorage, Alaska

March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alaska Communications Systems Group, Inc.:

We have audited Alaska Communications Systems Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alaska Communications Systems Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alaska Communications Systems Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

Anchorage, Alaska

March 1, 2013

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Balance Sheets

December 31, 2012 and 2011

(In Thousands, Except Per Share Amounts)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$16,839	$20,490
Restricted cash	3,875	4,956
Short-term investments	2,050	—
Accounts receivable-trade, net	39,713	36,986
Materials and supplies	9,409	5,412
Prepayments and other current assets	5,566	4,920
Deferred income taxes	8,301	6,596

Total current assets	85,753	79,360
Property, plant and equipment	1,463,320	1,428,597
Less: accumulated depreciation and amortization	(1,052,459)	(1,023,360)

Property, plant and equipment, net	410,861	405,237
Goodwill	8,850	8,850
Intangible assets, net	24,118	24,118
Debt issuance costs	10,558	9,515
Deferred income taxes	69,049	72,814
Equity method investment	2,028	2,060
Other assets	3,510	3,154

Total assets	$614,727	$605,108

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$21,628	$30,930
Accounts payable, accrued and other current liabilities	56,378	48,919
Advance billings and customer deposits	8,970	9,218

Total current liabilities	86,976	89,067
Long-term obligations, net of current portion	533,772	538,624
Other long-term liabilities	28,662	28,340

Total liabilities	649,410	656,031

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 145,000 authorized; 45,765 and 45,300 issued and outstanding at December 31, 2012 and 2011, respectively	458	453
Additional paid in capital	144,377	144,631
Accumulated deficit	(170,279)	(187,688)
Accumulated other comprehensive loss	(9,239)	(8,319)

Total stockholders’ deficit	(34,683)	(50,923)

Total liabilities and stockholders’ equity (deficit)	$614,727	$605,108

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

	2012	2011	2010
Operating revenues	$367,829	$349,314	$341,524
Operating expenses:
Cost of services and sales	148,400	135,732	130,862
Selling, general and administrative	107,316	91,962	88,564
Depreciation and amortization	51,487	58,559	72,078
(Gain) loss on disposal of assets	(2,668)	(565)	2,846

Total operating expenses	304,535	285,688	294,350

Operating income	63,294	63,626	47,174
Other income and expense:
Interest expense	(39,570)	(38,271)	(34,754)
Loss on extinguishment of debt	(575)	(13,445)	(13,339)
Interest income	43	34	83
Other	—	174	—

Total other income and expense	(40,102)	(51,508)	(48,010)

Income (loss) before income tax expense	23,192	12,118	(836)
Income tax expense	(5,783)	(11,646)	(29,852)

Net income (loss)	17,409	472	(30,688)

Other comprehensive income (loss):
Minimum pension liability adjustment	(283)	(415)	202
Income tax effect	117	171	(83)
Interest rate swap marked to fair value	(1,572)	(15,347)	10,519
Income tax effect	646	6,307	(4,324)
Reclassification of loss on ineffective hedge	292	—	11,145
Income tax effect	(120)	—	(4,582)

Total other comprehensive (loss) income	(920)	(9,284)	12,877

Total comprehensive income (loss)	$16,489	$(8,812)	$(17,811)

Net income (loss) per share:
Basic and diluted
Net income (loss)	$0.38	$0.01	$(0.69)

Weighted average shares outstanding:
Basic	45,553	45,103	44,589

Diluted	45,878	45,417	44,589

Cash dividends declared per common share	$0.150	$0.695	$0.860

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
Balance, January 1, 2010	44,484	$445	$198,979	$(157,472)	$(11,912)	$30,040
Total comprehensive (loss) income	—	—	—	(30,688)	12,877	(17,811)
Dividends declared	—	—	(38,446)	—	—	(38,446)
Stock compensation	—	—	3,989	—	—	3,989
Tax benefit of convertible note call options	—	—	1,575	—	—	1,575
Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(392)	—	—	(392)
Issuance of common stock, pursuant to stock plans, $.01 par	220	2	554	—	—	556

Balance, December 31, 2010	44,704	447	166,259	(188,160)	965	(20,489)
Total comprehensive income (loss)	—	—	—	472	(9,284)	(8,812)
Dividends declared	—	—	(31,458)	—	—	(31,458)
Stock compensation	—	—	3,888	—	—	3,888
Equity component of convertible note issuance net of tax benefit	—	—	8,500	—	—	8,500
Debt issuance, net of tax benefit	—	—	(309)	—	—	(309)
Tax benefit of convertible note call options	—	—	3,792	—	—	3,792
Extinguishment of convertible note options	—	—	(4,350)	—	—	(4,350)
Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(2,043)	—	—	(2,043)
Issuance of common stock, pursuant to stock plans, $.01 par	596	6	352	—	—	358

Balance, December 31, 2011	45,300	453	144,631	(187,688)	(8,319)	(50,923)
Total comprehensive income (loss)	—	—	—	17,409	(920)	16,489
Dividends declared	—	—	(6,849)	—	—	(6,849)
Stock compensation	—	—	3,550	—	—	3,550
Equity component of convertible note issuance net of tax benefit	—	—	2,534	—	—	2,534
Tax benefit of convertible note call options	—	—	503	—	—	503
Extinguishment of convertible note options	—	—	(45)	—	—	(45)
Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(249)	—	—	(249)
Issuance of common stock, pursuant to stock plans, $.01 par	465	5	302	—	—	307

Balance, December 31, 2012	45,765	$458	$144,377	$(170,279)	$(9,239)	$(34,683)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

(In Thousands)

	2012	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$17,409	$472	$(30,688)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,487	58,559	72,078
Change in unrealized gain on effective hedge	(231)	—	—
Amortization of debt issuance costs and debt discount	5,975	12,907	9,674
Amortization of ineffective hedge	292	—	—
Stock-based compensation	3,550	3,888	3,989
Deferred income tax expense	5,771	11,646	32,633
Provision for uncollectible accounts	2,588	2,333	2,863
Other non-cash (income) expense, net	(2,375)	(109)	3,595
Changes in operating assets and liabilities	(110)	(10,615)	(7,777)

Net cash provided by operating activities	84,356	79,081	86,367

Cash Flows from Investing Activities:
Capital expenditures	(54,206)	(50,179)	(36,697)
Capitalized interest	(1,961)	(1,982)	(1,639)
Change in unsettled capital expenditures	(2,726)	4,425	(2,534)
Proceeds on sale of assets	3,616	2,665	1,085
Return of capital from equity investment	32	—	—
Purchase of equity investment	—	—	(2,060)
Change in unsettled acquisition costs	(90)	(224)	(380)
Net change in short-term investments	(2,050)	—	—
Net change in non-current investments	—	529	500
Net change in restricted accounts	1,081	(44)	931

Net cash used by investing activities	(56,304)	(44,810)	(40,794)

Cash Flows from Financing Activities:
Repayments of long-term debt	(19,477)	(104,146)	(438,622)
Proceeds from the issuance of long-term debt	—	120,000	447,600
Debt issuance costs	(3,167)	(4,448)	(7,276)
Payment of cash dividend on common stock	(9,117)	(38,818)	(38,394)
Payment of withholding taxes on stock-based compensation	(249)	(2,043)	(392)
Proceeds from the issuance of common stock	307	358	556

Net cash used by financing activities	(31,703)	(29,097)	(36,528)

Change in cash and cash equivalents	(3,651)	5,174	9,045
Cash and cash equivalents, beginning of period	20,490	15,316	6,271

Cash and cash equivalents, end of period	$16,839	$20,490	$15,316

Supplemental Cash Flow Data:
Interest paid	$36,155	$34,367	$28,911
Loss on extinguishment of hedging instrument	$—	$—	$11,145
Income taxes (refunded) paid, net	$(12)	$(127)	$34
Supplemental Non-cash Transactions:
Property acquired under capital leases	$1,435	$1,905	$1,295
Dividend declared, but not paid	$—	$2,268	$9,628
Additions to ARO asset	$132	$488	$88

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Alaska Communications Systems Group, Inc. and Subsidiaries (the “Company”, “ACS” or “ACS Group”), a Delaware corporation, through its subsidiaries, provides integrated communication services to business, wholesale and consumer customers in the State of Alaska and beyond. The Company was formed in October of 1998 for the purpose of acquiring and operating telecommunications properties.

The accompanying consolidated financial statements for the Company are as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010. They represent the consolidated financial position, results of operations and cash flows of ACS and the following wholly owned subsidiaries:

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

A summary of significant accounting policies followed by the Company is set forth below.

Basis of Presentation

The consolidated financial statements include all subsidiaries of the Company. All significant intercompany accounts have been eliminated. In the opinion of management, the financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income (loss) and cash flows for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, long-lived assets, goodwill and other intangible assets, derivative instruments, legal contingencies, stock-based compensation and income taxes. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes is reasonable under the circumstances. Assumptions are adjusted as facts and circumstances dictate. Illiquid credit markets, volatile equity and energy markets, and declines in consumer spending have combined to increase the uncertainty in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ significantly from those estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements of future periods.

Cash and Cash Equivalents

For purposes of the “Consolidated Balance Sheets” and “Consolidated Statements of Cash Flows”, the Company generally considers all highly liquid investments with a maturity at acquisition of three months or less to be cash equivalents.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

Restricted cash as of December 31, 2012 consists of $3,342 held in escrow related to claims against the Crest Communications Corporation (“Crest”) former stockholders (“Selling Stockholders”) associated with an Internal Revenue Service (“IRS”) audit. Crest was acquired by the Company in 2008. See “Note 16 – Commitments and Contingencies” for more information on this audit.

In addition, $533 is held in certificates of deposits and U.S. Treasury Notes as required under the terms of certain contracts to which the Company is a party. When the restrictions are lifted, the Company will transfer these funds into its operating accounts.

Short-term Investments

For purposes of the “Consolidated Balance Sheets” and “Consolidated Statements of Cash Flows”, the Company considers highly liquid investments with a maturity at acquisition of more than three months but less than one year to be short-term investments. These investments are classified as available for sale and are stated at their estimated fair market value. Income earned on these investments while held is classified as interest income.

Bad Debt Reserves

The Company establishes estimated bad debt reserves against uncollectible receivables incurred during the period. These estimates are derived through a monthly analysis of account aging profiles and a review of historical recovery experience. Receivables are charged off against the allowance when management believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Company records bad debt expense as a component of “Selling, general and administrative expense” in the “Consolidated Statements of Comprehensive Income (Loss)”.

Materials and Supplies

Materials and supplies are carried in inventory at the lower of weighted average cost or market. Cash flows related to the sale of inventory, primarily wireless devices and accessories, are included in operating activities in the Company’s “Consolidated Statements of Cash Flows”.

Property, Plant and Equipment

Telephone property, plant and equipment are stated at historical cost of construction including certain capitalized overhead and interest charges. Renewals and betterments of telephone plant are capitalized, while repairs, as well as renewals of minor items, are charged to cost of sales and services as incurred. The Company uses a group composite depreciation method in accordance with industry practice. Under this method, telephone plant, with the exception of land and capital leases, retired in the ordinary course of business, less salvage, is charged to accumulated depreciation with no gain or loss recognized. Non-telephone plant is stated at historical cost including certain capitalized overhead and interest charges, and when sold or retired a gain or loss is recognized. Depreciation of property is provided on the straight-line method over estimated service lives ranging from 2 to 50 years.

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

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligations

The Company records liabilities for obligations related to the retirement and removal of long-lived assets. The Company records, as liabilities, the fair value of asset retirement obligations on a discounted basis when they are incurred, which is typically at the time the asset is installed or acquired. The obligations are conditional on the occurrence of future events. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. Amounts recorded for the related assets are increased by the amount of these obligations. Over time, the liabilities increase due to the change in their present value, and the initial capitalized costs are depreciated over the useful life of the related assets. The liabilities are eventually extinguished when the asset is taken out of service.

Non-operating Assets

The Company periodically evaluates the fair value of its non-current investments and other non-operating assets against their carrying value whenever market conditions indicate a change in that fair value. Any changes relating to declines in the fair value of non-operating assets are charged to non-operating expense under the caption “Other” in the “Consolidated Statements of Comprehensive Income (Loss)”.

Equity Method of Accounting

The Company accounts for investments of greater than 20% in affiliates, which are not under Company control, by the equity method. Under this method, our equity investments are carried at acquisition cost, increased by the Company’s proportionate share of the investee’s net income, and decreased by the proportionate share of the investee’s net losses and by cash distributions received. Earnings of equity method investments are recorded to operating revenues.

Goodwill and Other Intangible Assets

Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate potential impairment. The Company may first assess qualitative factors to determine whether it is more-likely-than-not that the carrying value of its single reporting unit exceeds its fair value. If this assessment indicates that it is more-likely-than-not that the carrying value of the reporting unit exceeds its fair value, a two-step quantitative assessment will be completed. The first step consists of comparing the carrying value of the reporting unit with its estimated fair value. The Company determines the estimated fair value of its reporting unit utilizing a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates and the estimated cost of capital for purposes of determining a discount factor. If the carrying value of the reporting unit exceeds its estimated fair value, the Company will determine the implied fair value of its goodwill and an impairment loss will recognized to the extent the carrying value of goodwill exceeds the implied fair value. The Company may, at its option, bypass the qualitative assessment and proceed directly to the two-step quantitative assessment.

Other indefinite-lived intangible assets, consisting of licenses for wireless spectrum, are stated at cost and are not amortized but are assessed for impairment annually, or more frequently if events or changes in circumstances indicate potential impairment. The Company may first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of the licenses is less than their carrying value. If it is determined that impairment of the licenses is more-likely-than-not, the Company will record an impairment charge to the extent their carrying value exceeds their estimated fair value. The Company may, at its option, bypass the qualitative assessment and proceed directly to the quantitative assessment. The Company reassesses the indefinite-life determination of these licenses on a quarterly basis.

Debt Issuance Costs and Discounts

Debt issuance costs, including underwriter’s fees and other associated costs, are capitalized and amortized to interest expense using the straight-line method, which approximates the effective interest method over the term of the related instruments. Debt discounts are accreted to interest expense using the effective interest method.

Preferred Stock

The Company has 5,000 shares of $0.01 par value preferred stock authorized, none of which were issued or outstanding at December 31, 2012 and 2011.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Substantially all recurring non-usage sensitive service revenues are billed one month in advance and are deferred until earned. Non-recurring and usage sensitive revenues are billed in arrears and are recognized when earned. Certain of the Company’s bundled products and services, primarily in wireless, have been determined to be revenue arrangements with multiple deliverables. Total consideration received in these arrangements is allocated and measured using units of accounting within the arrangement based on relative fair values. Wireless offerings include wireless devices and service contracts sold together in the Company’s stores and agent locations. The device and accessories associated with these direct and indirect sales channels are recognized at the time the related wireless device is sold and is classified as equipment sales. Monthly service revenue from the majority of the Company’s customer base is recognized as services are rendered. Revenue earned from the Company’s Lifeline customer base is less certain and is therefore recognized on the cash basis as payments are received.

Prior to the Company’s conversion to price-cap company status effective July 1, 2009, the Company participated in interstate access revenue pools with other telephone companies. These pools were funded by long distance revenue and access charges regulated by the Federal Communications Commission (“FCC”). Much of the interstate access revenue was initially recorded based on estimates which were derived from interim financial information, available separations studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional operational information becomes available to the Company. To the extent that disputes arise over revenue settlements, the Company’s policy is to defer the recognition of revenue until settlement methodologies are resolved and finalized. The Company’s deferred revenue was $3,490 and $3,934 at December 31, 2012 and 2011, respectively.

Concentrations of Risk

Verizon Wireless (“Verizon”), the Company’s primary roaming partner outside of Alaska and a customer for which it provides roaming services in Alaska, accounted for 16.4% and 12.4% of the Company’s consolidated revenues in 2012 and 2011, respectively. Total roaming revenue accounted for 15.0% and 11.1% of the Company’s consolidated revenues in 2012 and 2011, respectively. The Company currently expects that when Verizon begins operating in the Alaska market in 2013, it could lose a substantial portion of the roaming revenue generated from Verizon. The Company could also lose roaming revenue from other partners if they moved their roaming relationship to Verizon, or if the Company retains the relationship, but the presence of Verizon, coupled with the Company’s other competitors, pushed down market rates for roaming charges. No other customers, individually, represent a material concentration of risk.

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

At December 31, 2012, approximately 69% of the Company’s employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). The Master Collective Bargaining Agreement (“CBA”) between the Company and the IBEW expires on December 31, 2015. This agreement governs the terms and conditions of employment for all IBEW represented employees working for the Company in the state of Alaska. The Company considers employee relations to be good; however any deterioration in that relationship would have a negative impact on the Company’s operations.

The Company provides voice, broadband and managed telecommunication services to its customers throughout Alaska. Accordingly, the Company’s financial performance is directly influenced by the competitive environment

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in Alaska, including the anticipated entrance of Verizon into the Alaskan telecom market in 2013, and by economic factors specifically in Alaska. The most significant economic factor is the level of Alaskan oil production since the state is almost entirely dependent on this resource for its general operating revenue. Other factors influencing the Alaskan economy include the level of tourism, government spending, and the movement of United States military personnel. Any deterioration in these factors would likely have a negative impact on the Company’s performance.

As an entity that relies on the FCC and state regulatory agencies to provide stable funding sources to provide services in high cost areas, the Company is also impacted by any changes in regulations or future funding mechanisms that are being established by these regulatory agencies. In 2012, 11.1% of the Company’s revenues were derived from Universal Service Fund funding for wireless Competitive Eligible Telecommunications Carriers and high cost support for wireline carriers. Both funding mechanisms are undergoing substantial changes and are expected to be a declining source of revenue for the Company in the future.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense totaled $6,204, $6,761 and $7,570 in 2012, 2011 and 2010, respectively and is included in “Selling, general and administrative expense” in the Company’s “Consolidated Statements of Comprehensive Income (Loss)”.

Income Taxes

The Company utilizes the asset-liability method of accounting for income taxes. Under the asset-liability method, deferred taxes reflect the temporary differences between the financial and tax basis of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that management believes it is more-likely-than-not that such deferred tax assets will not be realized. The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. The Company records interest and penalties for underpayment of income taxes as income tax expense.

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

Derivative Financial Instruments

The Company does not enter into derivative contracts for speculative purposes. The Company recognizes all asset or liability derivatives at fair value. The accounting for changes in fair value is contingent on the intended use of the derivative and its designation as a hedge. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value either offset the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or are recognized in other comprehensive income until the hedged transaction is recognized in earnings. On the date a derivative contract is entered into, the Company designates the derivative as either a fair value or cash flow hedge. The Company formally assesses, both at the hedge’s inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in off-setting changes in the fair values or cash flows of hedged items. If the Company determines that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The change in a derivative’s fair value related to the ineffective portion of a hedge is immediately recognized in earnings. Amounts recorded to accumulated other comprehensive income (loss) from the date of the derivative’s inception to the date of ineffectiveness are amortized to earnings over the remaining term of the hedged item. If the hedged item is settled prior to its originally scheduled date, any remaining accumulated comprehensive income (loss) associated with the derivative instrument is reclassified to earnings. Termination of a derivative instrument prior to its scheduled settlement date may result in charges for termination fees.

Dividend Policy

The Company’s dividend is set by the Company’s Board of Directors and is subject to the terms of its Senior Credit Facility, as amended, and the continued current and future performance and liquidity needs of the Company. Dividends on the Company’s common stock are not cumulative. In the first three quarters of 2011 and in each of the four quarters of 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.215 per share of common stock, or $0.86 per share on an annualized basis. The Board of Directors reduced the quarterly cash dividend payment to $0.05 per share effective in the fourth quarter of 2011. In the fourth quarter of 2012, the Board of Directors suspended the cash dividend, and there are currently no plans to reinstate the dividend. Further, the payment of cash dividends is not permitted until such time that the Company’s Total Leverage Ratio is not more than 3.50 to 1.00. As of December 31, 2012, the Company’s Total Leverage Ratio was 4.42 to 1.00.

Share-based Payments

Restricted Stock

The Company determines the fair value of restricted stock based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant, discounted for estimated dividend payments that do not accrue to the employee during the vesting period.

Performance Share Units (“PSUs”)

The Company re-measures the fair value of each PSU at each reporting period and records adjusted expense attributable to such period based on changes to the expected performance period or fair value of the Company’s common stock, or if the PSUs otherwise vest, expire, or are determined by the Compensation Committee to be unlikely to vest prior to expiration. Compensation expense is recorded over the expected performance period.

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

Years Ended December 31, 2012, 2011 and 2010

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

Defined Benefit Plan

The ACS Retirement Plan, which is the Company’s sole single-employer defined benefit plan, covers certain employees previously employed by Century Telephone Enterprise, Inc. and is frozen. The Company recognizes the over-funded or under-funded status of this plan as an asset or liability on its balance sheet and recognizes changes in that funded status in the year in which the changes occur. The ACS Retirement Plan’s accumulated benefit obligation is the actuarial present value, as of the Company’s December 31, 2012 measurement date, of all benefits attributed by the pension benefit formula. The amount of benefit to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees or survivors and average years of service rendered. It is measured based on assumptions concerning future interest rates and future employee compensation levels. Unrecognized prior service credits and costs and net actuarial gains and losses are recognized as a component of other comprehensive income, net of tax.

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

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments contained in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011 and was adopted by the Company in the first quarter of 2012. See “Note 4 – Fair Value Measurements,” for the disclosure requirements of ASU 2011-04. Adoption of ASU 2011-04 did not have a material effect on the Company’s consolidated financial statements.

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

Years Ended December 31, 2012, 2011 and 2010

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). This ASU permits an entity first to assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more-likely-than-not that an indefinite-lived intangible asset is impaired, the fair value of the asset is to be compared with its carrying value. If the carrying value exceeds the fair value, an impairment loss is recognized in the amount of that excess. An entity also has the option to bypass the qualitative assessment provided by ASU 2012-02 for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, or the Company’s 2013 fiscal year. Early adoption is permitted. The Company elected to adopt ASU 2012-02 in the fourth quarter of 2012 in conjunction with its annual assessment of indefinite-lived intangible assets other than goodwill.

Recently Issued Accounting Pronouncements

As of December 31, 2012, there were no recently issued accounting standards the future adoption of which is expected to have a material effect on the Company’s future financial condition and results of operations.

2.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides the components of accumulated other comprehensive loss at December 31, 2012 and 2011:

	2012	2011
Minimum pension liability adjustment	$(3,491)	$(3,325)
Interest rate swaps	(5,748)	(4,994)

Accumulated other comprehensive loss	$(9,239)	$(8,319)

3.	EQUITY METHOD INVESTMENT

On August 31, 2010, the Company completed the purchase of a 49% interest in TekMate for a price of $2,060. The Company’s investment in TekMate is accounted for under the equity method. The price paid to acquire the Company’s share of the net assets of TekMate differs from the underlying book value of such net assets. This premium of $1,641 is accounted for as equity method goodwill and is included within the “Equity method investment” on the “Consolidated Balance Sheets.” The investment represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. The purchase agreement included a preferred distribution to the sellers of $698 payable from future earnings, after which the Company would commence recording its share of TekMate’s earnings. The preferred distribution was completed during 2012 and the Company recorded $115 of equity earnings to Operating revenues in 2012. As of December 31, 2012, TekMate had made cash distributions to the Company totaling $147, including $32 representing distributions in excess of the Company’s cumulative share of TekMate’s earnings. This excess distribution was recorded as a return of capital in the “Consolidated Statement of Cash Flows.” At December 31, 2012, undistributed earnings of TekMate were zero.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

3.	EQUITY METHOD INVESTMENT (Continued)

The following table provides the Company’s ownership interest and investment in TekMate at December 31, 2012 and 2011:

	Ownership Interest	2012	2011
TekMate, LLC	49%	$2,028	2,060

4.	FAIR VALUE MEASUREMENTS

The Company has developed valuation techniques based upon observable and unobservable inputs to calculate the fair value of non-current monetary assets and liabilities. Observable inputs reflect market data obtained from independent sources and unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

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

The fair values of cash and cash equivalents, restricted cash, short-term investments, net accounts receivable, and payable, other short-term monetary assets and liabilities and capital leases approximate their carrying values due to their nature. The fair value of the Company’s 2010 Senior Credit Facility, convertible notes and other long-term obligations of $492,738 at December 31, 2012, were estimated based on dealer quoted prices (Level 1). The carrying values of these liabilities were $555,400 at December 31, 2012.

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

The following table presents the liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 at each hierarchical level. There were no significant transfers into or out of Levels 1 and 2 during 2012.

	December 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities:
Other long-term liabilities:
Interest rate swaps	$(9,819)	$—	$(9,819)	$—	$(8,478)	$—	$(8,478)	$—

Fair Value Measurements on a Non-recurring Basis

During the fourth quarter of 2010, the Company recorded an impairment charge of $2,285 associated with abandoned assets. No impairment of long-lived assets was recognized during 2012 and 2011.

Derivative Financial Instruments

The Company uses forward floating-to-fixed interest rate swaps to manage variable interest rate risk. The notional amounts of these swaps are $192,500, $115,500 and $77,000 with interest rates of 6.463%, 6.470% and 6.475%, respectively, inclusive of a 4.0% LIBOR spread. The swaps began on June 30, 2012 and expire on September 30, 2015.

The outstanding amount of the swaps as of a period end are reported on the balance sheet at fair value, represented by the estimated amount the Company would receive or pay to terminate the swap. They are

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

4.	FAIR VALUE MEASUREMENTS (Continued)

valued using models based on readily observable market parameters for all substantial terms of the contracts and are classified within Level 2 of the fair value hierarchy. The swaps are included in “Other long-term liabilities” on the “Consolidated Balance Sheet” at December 31, 2012 and 2011.

On November 1, 2012, the effective date of the amendment to the Company’s Senior Credit Facility, and as a result of the potential incremental $65,000 principal payment on the term loan required by this amendment in the event the AWN Transaction (as defined in “Note 16 – Commitments and Contingencies”) is completed, it was determined that the swap in the notional amount of $192,500 no longer met the hedge effectiveness criteria under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Accordingly, hedge accounting treatment was discontinued prospectively on this swap effective November 1, 2012, and subsequent changes in the fair value will be recognized as interest expense. Amounts recorded to accumulated other comprehensive loss from the date of the swap’s inception through October 31, 2012 will be amortized to interest expense over the period of the originally designated hedged variable rate interest payments.

The following table presents information about the forward floating-to-fixed interest rate swap in the notional amount of $192,500 as of and for the year ending December 31, 2012:

Reclassified from accumulated other comprehensive loss to interest expense	$292
Change in fair value credited to interest expense	$(231)
Estimated amount of accumulated other comprehensive loss to be reclassified to interest expense within the next twelve months	$1,746

5.	ACCOUNTS RECEIVABLE

Accounts receivable – trade consists of the following at December 31, 2012 and 2011:

	2012	2011
Customers	$27,689	$25,630
Connecting carriers	4,764	4,434
Other	13,491	12,710

	45,944	42,774
Less: allowance for doubtful accounts	(6,231)	(5,788)

Accounts receivable—trade, net	$39,713	$36,986

The allowance for doubtful accounts consists of the following at December 31, 2012, 2011 and 2010.

	2012	2011	2010
Balance, December 31, 2011	$5,788	$6,616	$6,066
Provision for uncollectible accounts	2,588	2,333	2,863
Charged to other accounts	(1)	(2)	(57)
Deductions	(2,144)	(3,159)	(2,256)

Balance, December 31, 2012	$6,231	$5,788	$6,616

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, 2012 and 2011:

	2012	2011	Useful Lives
Land, buildings and support assets*	$256,550	$252,716	2 - 40
Central office switching and transmission	375,003	367,875	3 - 12
Outside plant cable and wire facilities	690,924	682,437	15 -50
Wireless switching and transmission	86,900	81,959	3 - 38
Other	2,977	2,719	2 - 5
Construction work in progress	50,966	40,891

	1,463,320	1,428,597
Less: accumulated depreciation and amortization	(1,052,459)	(1,023,360)

Property, plant and equipment, net	$410,861	$405,237

*	No depreciation charges are recorded for land.

The following is a summary of property held under capital leases included in the above property, plant and equipment at December 31, 2012 and 2011:

	2012	2011
Land, buildings and support assets	$23,074	$21,616
Less: accumulated depreciation and amortization	(11,302)	(9,375)

Property held under capital leases, net	$11,772	$12,241

Amortization of assets under capital leases included in depreciation expense for the years ended December 31, 2012, 2011, and 2010 was $1,934, $1,662 and $1,211, respectively. Future minimum payments, including interest, under these leases for the next five years and thereafter are as follows:

2013	$1,870
2014	1,387
2015	929
2016	945
2017	585
Thereafter	1,909

7,625
Interest	(1,893)

$5,732

The Company leases various land, buildings, right-of-ways and personal property under operating lease agreements. Rental expense under operating leases for the years ended December 31, 2012, 2011 and 2010 was $9,997, $9,756 and $9,629, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

6.	PROPERTY PLANT AND EQUIPMENT (Continued)

Future minimum payments under these leases for the next five years and thereafter are as follows:

2013	$9,859
2014	9,252
2015	8,716
2016	7,640
2017	5,915
Thereafter	41,810

$83,192

7.	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligation is included in “Other long-term liabilities” on the “Consolidated Balance Sheet” and represents the estimated obligation related to the removal of certain cell sites at the end of their operating lease term and disposal of certain property and equipment (including batteries) in both leased and owned properties.

The following table outlines the changes in the accumulated retirement obligation liability:

Balance, December 31, 2010	$5,838
Asset retirement obligation	488
Accretion expense	413
Settlement of lease obligations	(154)

Balance, December 31, 2011	$6,585
Asset retirement obligation	132
Accretion expense	405
Settlement of lease obligations	(180)

Balance, December 31, 2012	$6,942

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

As a result of the Company’s reorganization of its reporting structure into a single reportable segment and single reporting unit in the first quarter of 2012, goodwill was reassigned to this single reporting unit. In conjunction with this reorganization in the first quarter and its annual assessment of goodwill in the fourth quarter of 2012, the Company conducted qualitative assessments of its goodwill. These assessments indicated that it was not more-likely-than-not that the carrying value of its single reporting unit exceeded its fair value. Accordingly, the Company concluded that its goodwill was not impaired as of these assessment dates.

The Company’s wireless spectrum licenses have contract terms of ten years, but are renewable indefinitely through a routine process involving a nominal fee. These fees are expensed as incurred. The Company has determined that no legal, regulatory, contractual, competitive, economic or other factors currently exist that limit the useful life of its Cellular, PCS and AWS licenses. The Company has concluded that these licenses have indefinite lives and, therefore, are not amortized. In accordance with the provisions of ASU 2012-02, which was adopted in 2012, the Company conducted a qualitative assessment of its wireless spectrum licenses. Based on this assessment, the Company determined it was not more-likely-than-not that the carrying values of its spectrum licenses exceed their fair value.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

8.	GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The original carrying value and accumulated impairment of the Company’s goodwill and other indefinite-lived intangible assets at December 31, 2012, 2011 and 2010 was as follows:

	Goodwill	Other
Original carrying value	$38,403	$24,118
Accumulated impairment	(29,553)	—

Balance	$8,850	$24,118

9.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities consist of the following at December 31, 2012 and 2011:

	2012	2011
Accrued payroll, benefits, and related liabilities	$16,989	$14,485
Accounts payable—trade	24,750	22,337
Other	14,639	12,097

	$56,378	$48,919

Advance billings and customer deposits consist of the following at December 31, 2012 and 2011:

	2012	2011
Advance billings	$8,305	$8,481
Customer deposits	665	737

	$8,970	$9,218

10.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31, 2012 and 2011:

	2012	2011
2010 senior credit facility term loan due 2016	$431,200	$435,600
Debt discount—2010 senior credit facility term loan due 2016	(2,796)	(3,528)
6.25% convertible notes due 2018	120,000	120,000
Debt discount—6.25% convertible notes due 2018	(11,602)	(13,343)
5.75% convertible notes due 2013	12,980	26,660
Debt discount—5.75% convertible notes due 2013	(114)	(1,529)
Capital leases and other long-term obligations	5,732	5,694

	555,400	569,554
Less current portion	(21,628)	(30,930)

Long-term obligations, net of current portion	$533,772	$538,624

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

10.	LONG-TERM OBLIGATIONS (Continued)

The aggregate maturities of long-term obligations for each of the next five years and thereafter, at December 31, 2012, are as follows:

2013	$21,742
2014	14,256
2015	15,363
2016	396,733
2017	424
Thereafter	121,394

$569,912

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

As of December 31, 2012, none of the conditions allowing holders of the 6.25% Notes to convert, or requiring the Company to repurchase the 6.25% Notes, had been met.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

10.	LONG-TERM OBLIGATIONS (Continued)

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

Further, while it is the Company’s intent to settle the principal portion of this debt in cash, under the provisions of ASC 260, Earnings per Share (“ASC 260”), the Company must use the “if converted” method in calculating the diluted earnings per share effect of the assumed conversion of the contingently convertible debt. Under the “if converted” method, the after tax effect of interest expense related to the convertible securities is added back to net income and the convertible debt is assumed to have been converted into common stock at the earlier of the debt issuance date or the beginning of the period. The Company’s convertible debt was anti-dilutive for the twelve month periods ended December 31, 2012, 2011 and 2010.

The following table includes selected data regarding the 6.25% Notes as of December 31, 2012 and 2011:

	2012	2011
Net carrying amount of the equity component	$8,191	$8,191
Principal amount of the convertible notes	$120,000	$120,000
Unamortized debt discount	$11,602	$13,343
Amortization period remaining	64 months	76 months
Net carrying amount of the convertible notes	$108,398	$106,657

The following table details the interest components of the 6.25% Notes contained in the Company’s “Consolidated Statements of Comprehensive Income (Loss)” for the year ended December 31, 2012 and 2011:

	2012	2011
Coupon interest expense	$7,507	$4,819
Amortization of the debt discount	1,741	1,089

Total included in interest expense	$9,248	$5,908

2010 Senior Secured Credit Facility

In the fourth quarter of 2010, the Company completed a transaction whereby it entered into its $470,000, 2010 Senior Credit Facility and used $440,000 of term loan borrowings under that facility, together with available cash on hand, to repay in full and redeem the $425,889 of outstanding principal under the Company’s 2005 senior credit facility, together with interest accrued thereon, to unwind three interest rate swap agreements associated with the 2005 senior credit facility at a cost of $11,145 and pay underwriters’ discounts and transaction fees and expenses associated with the refinancing transaction. The Company recorded a $13,339 loss on the extinguishment of debt in 2010.

The 2010 Senior Credit Facility was amended effective November 1, 2012. As discussed below, certain terms of the amendment were effective immediately and certain terms are effective upon consummation of the AWN Transaction.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

10.	LONG-TERM OBLIGATIONS (Continued)

The $440,000 term loan outstanding under the Senior Credit Facility was recorded net of a 1.0% discount, or $4,400, of the debt issuance. Quarterly principal payments equal to 0.25% of the original principal balance, or $1,100, were due beginning in the first quarter of 2011. Quarterly principal payments increase to $1,825, $3,300 and $3,675 in the quarters beginning January 1, 2013, 2014 and 2015, respectively, and decrease to $3,300 in the quarter beginning January 1, 2016.

The Senior Credit Facility also includes a $30,000 revolving credit agreement, which was undrawn as of December 31, 2012. Outstanding letters of credit totaling $2.1 million were committed against this amount as of December 31, 2012.

The term loan and revolving credit agreement, to the extent drawn, bear interest at a rate of LIBOR plus 4.0% with a LIBOR floor of 1.5%. Upon consummation of the AWN Transaction, the interest rate of both the term loan and revolving credit agreement increase to LIBOR plus 4.75% with a LIBOR floor of 1.5%. In the event the AWN Transaction is not consummated by March 31, 2013, the existing interest rates of LIBOR plus 4.0% will increase 25 basis points beginning March 31, 2013, and every other month thereafter until LIBOR plus 4.75% is achieved (or if earlier, the date the AWN Transaction is consummated). The interest rate of the term loan and revolving credit facility will be reduced to LIBOR plus 4.50% when the Company’s Total Leverage Ratio, as defined, reaches 4.00 to 1.00 or lower. To the extent the revolving credit facility is not drawn, the Company will pay an annual commitment fee of 0.625% of the average daily undrawn principal amount over its term.

The term loan matures on October 21, 2016 and the revolving credit agreement matures on October 21, 2015 unless accelerated pursuant to an event of default or as described below. The Revolver Facility shall be available on a revolving basis during the period commencing on October 21, 2010 and ending five (5) years after the closing date, unless otherwise agreed by the required Lenders and as described below.

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

In connection with the Senior Credit Facility, the Company entered into forward floating-to-fixed interest rate swaps and a buy back of the 1.5% LIBOR floor, as a component of its cash flow hedging strategy. The notional amounts of the swaps are $192,500, $115,500 and $77,000 with interest rates of 6.463%, 6.470% and 6.475%, respectively, inclusive of a 4.0% LIBOR spread. The swaps began on June 30, 2012 and continue through September 30, 2015. Payments on these swaps are currently expected to be approximately $950 per quarter during this period. To protect against movements in LIBOR prior to the start of the swaps, the Company acquired an interest rate cap at a cost of $119 for the period between December 31, 2010 and June 30, 2012, capping LIBOR at 3.0% on a notional principal amount of $385,000.

The Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and payment of cash dividends. Payment of cash dividends is not permitted until such time that the Company’s Total Leverage Ratio as defined is not more than 3.50 to 1.00. As of December 31, 2012, the Company’s Total Leverage Ratio was 4.42 to 1.00. The Senior Credit Facility also requires that the Company achieve certain financial ratios quarterly.

Substantially all of the Company’s assets, including those of its subsidiaries, have been pledged as collateral for the Senior Credit Facility.

5.75% Convertible Notes due 2013

On April 8, 2008 the Company closed the sale of $125,000 aggregate principal 5.75% Notes due March 1, 2013. The 5.75% Notes were sold in a private placement pursuant to Rule 144A under the Securities Act of 1933. The Company received net proceeds from the offering of $110,053 after underwriter fees, the convertible note hedge, proceeds from the warrant and other associated costs. As discussed above, in May 2011, the Company utilized proceeds from the sale of its 6.25% Notes to repurchase $98,340 principal amount of the 5.75% Notes. The balance of the outstanding 5.75% Notes at December 31, 2012 was $12,980.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

10.	LONG-TERM OBLIGATIONS (Continued)

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

Each $1,000 principal of the 5.75% Notes are convertible into 77.5014 shares of the Company’s common stock, which is the equivalent of $12.90 per share, subject to adjustment upon the occurrence of specified events set forth under the terms of the note. Upon conversion, subject to certain covenants under its existing credit facility, the Company intends to pay the holders the cash value of the applicable number of shares of its common stock, up to the principal amount of the note. Amounts in excess of the principal balance may be paid in cash or in stock at the Company’s option. Holders may convert their notes, at their option, at any time prior to the close of business on the business day immediately preceding the maturity date for the notes under the following circumstances:

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

10.	LONG-TERM OBLIGATIONS (Continued)

Holders who convert their notes in connection with a change of control may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or delisting, the holders of the notes may require the Company to repurchase for cash all or any portion of their notes for 100% of the principal amount plus accrued and unpaid interest. As of December 31, 2012, none of the conditions allowing holders of the notes to convert, or requiring the Company to repurchase the notes, had been met. The Company may not redeem the 5.75% Notes prior to maturity.

While it is the Company’s intent to settle the principal portion of this debt in cash, under the provisions of ASC 260, the Company must use the “if converted” method in calculating the diluted earnings per share effect of the assumed conversion of the Company’s contingently convertible debt. Under the “if converted” method, the after tax effect of interest expense related to the convertible securities is added back to net income and the convertible debt is assumed to have been converted into common stock at the earlier of the debt issuance date or the beginning of the period. The Company’s convertible debt was anti-dilutive for the twelve month periods ended December 31, 2012, 2011 and 2010.

Also in accordance with ASC 260, the warrants sold in connection with the hedge transaction will have no impact on earnings per share until the Company’s share price exceeds $16.42. Prior to exercise, the Company will include the effect of additional shares that may be issued using the “treasury stock” method. The call options purchased as part of the hedging transaction were anti-dilutive as of December 31, 2012 and, therefore, had no effect on earnings per share.

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

The following table includes selected data regarding the 5.75% Notes as of December 31, 2012 and 2011:

	2012	2011
Net carrying amount of the equity component	$1,462	$3,002
Principal amount of the convertible notes	$12,980	$26,660
Unamortized debt discount	$114	$1,529
Amortization period remaining	2 months	14 months
Net carrying amount of the convertible notes	$12,866	$25,131

The following table details the interest components of the 5.75% Notes contained in the Company’s “Consolidated Statements of Comprehensive Income (Loss)” for the years ended December 31, 2012 and 2011, respectively:

	2012	2011
Coupon interest expense	$1,258	$3,544
Amortization of the debt discount	1,060	2,665

Total included in interest expense	$2,318	$6,209

Capital Leases and Other Long-term Obligations

The Company is a lessee under various capital leases and other financing agreements totaling $5,732 and $5,694 with a weighted average interest rate of 8.25% and 8.86% at December 31, 2012 and 2011, respectively.

Debt Issuance Costs

The Company capitalized $3,167 in debt issuance costs incurred in connection with the amendment to its Senior Credit Facility in 2012. In 2011, the Company capitalized $4,364 in debt issuance costs incurred in the sale of its

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

10.	LONG-TERM OBLIGATIONS (Continued)

6.25% Notes. The Company also capitalized $84 and $7,276 in debt issuance costs incurred in obtaining its 2010 Senior Credit Facility in 2011 and 2010, respectively. Amortization of debt issuance costs, included in “Interest expense” in the “Consolidated Statements of Comprehensive Income (Loss)” and reported in the “Consolidated Statements of Cash Flows” for 2012, 2011 and 2010, was $1,961, $3,073 (inclusive of a write off of $1,019 in debt issuance costs on the repurchase of its 5.75% Notes) and $4,651 (inclusive of a write off of $2,182 in debt issuance costs on the 2005 Senior Secured Credit Facility), respectively.

Debt Discounts

Accretion of debt discounts in the “Consolidated Statements of Cash Flows” for 2012, 2011 and 2010, were $3,811, $9,834 (inclusive of a write off of $5,352 in debt discounts on the 5.75% Notes) and $5,023, respectively.

11.	INCOME TAXES

The Company accounts for income taxes under the asset-liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011, respectively, are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$81,033	$67,606
Property, plant and equipment	—	13,917
Reserves and accruals	10,862	7,787
Intangibles and goodwill	2,037	6,332
Fair value on interest rate swaps	4,010	3,484
Pension liability	3,334	3,469
Allowance for doubtful accounts	2,561	2,379
Alternative minimum tax carry forward	2,261	2,261
Other	614	2,233

Total deferred tax assets	106,712	109,468
Valuation allowance	(1,900)	(5,500)

Deferred tax assets after valuation allowance	104,812	103,968

Deferred tax liabilities:
Debt issuance costs	(4,651)	(5,898)
Crest outside tax basis difference	(18,660)	(18,660)
Property, plant and equipment	(4,151)	—

Total deferred tax liabilities	(27,462)	(24,558)

Net deferred tax asset	$77,350	$79,410

In the years ended December 31, 2012, 2011 and 2010, the Company generated taxable losses which were offset by tax benefits related to net operating losses (“NOLs”). Offsetting the losses, the Company recorded tax benefits related to NOLs generated in both years. Additionally, as discussed below, during the second quarter of 2010 the Company recorded a $29,678 deferred tax expense arising from the IRS audit of Crest’s income tax returns for 2006 through 2008.

The Company files consolidated income tax returns with all if its subsidiaries for U.S. Federal purposes and with the States of Alaska, Oregon and Idaho. The Company filed returns in California and Texas for its subsidiary ACS Internet, Inc. The Company also filed returns in Maryland, Massachusetts, Missouri, New Jersey and Virginia for its subsidiary ACS Cable Systems, Inc. The IRS completed its audit of the Company’s 2008 and

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

11.	INCOME TAXES (Continued)

2009 returns in 2012. The IRS disallowed $862 in depreciation and amortization on assets acquired from Crest based on the same arguments the IRS used in the Crest audit discussed below. Except as described below, the Company is not aware of any controversial or unsupported positions taken on its tax returns that have not either been resolved in prior audits, by amending prior returns or by adjusting NOL carry forwards to rectify its filings. The Company is no longer subject to examination for years prior to 2009. The Company’s current income tax receivable was zero and $24 at December 31, 2012 and 2011, respectively. The Company’s long term income tax receivable was $2,781 at both December 31, 2012 and 2011.

The following table provides a reconciliation of the federal statutory tax at 35% to the recorded tax (expense) benefit for the years ended December 31, 2012, 2011 and 2010, respectively:

	2012	2011	2010
Computed federal income taxes at the statutory rate	$(8,117)	$(4,241)	$293
(Expense) benefit in tax resulting from:
State income taxes (net of federal benefit)	(864)	(2,101)	(4,937)
Other	167	(588)	(515)
Rate change	—	—	(29)
Stock-based compensation	(35)	(32)	(52)
Valuation allowance	3,066	(4,684)	—
Federal portion of uncertain tax position	—	—	(24,612)

Total income tax expense	$(5,783)	$(11,646)	$(29,852)

The income tax provision for the years ended December 31, 2012, 2011 and 2010 was comprised of the following charges:

	2012	2011	2010
Current:
Federal income tax	$—	$—	$2,743
State income tax	(12)	—	38

Total current benefit	(12)	—	2,781

Deferred:
Federal income tax	(7,222)	(4,247)	(27,323)
State income tax	(2,149)	(1,899)	(5,310)
Change in valuation allowance	3,600	(5,500)	—

Total deferred expense	(5,771)	(11,646)	(32,633)

Total income tax expense	$(5,783)	$(11,646)	$(29,852)

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

In 2008, the Company acquired Crest. In June 2009, the IRS commenced an audit of Crest’s tax returns for the years ended December 31, 2006, December 31, 2007 and October 30, 2008. In April and November of 2010, the IRS issued Notices of Proposed Adjustment (“NOPAs”) with respect to the 2006, 2007 and 2008 taxable years of Crest. The NOPAs assess the Company for additional taxable income on cancellation of debt and related attribute reduction, for accuracy related penalties and for adjustments to the tax treatment of optical cables, fibers and related conduit. The Company has responded to the IRS and believes it is more-likely-than-not that it will prevail on factual errors included in the NOPAs; however it is unable to conclude it is more-likely-than-not it will prevail on the underlying debt versus equity issue. Therefore, in accordance with the guidance in ASC 740 in the second quarter of 2010, the Company recorded $29,678 in additional income tax expense and

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

11.	INCOME TAXES (Continued)

$2,781 receivable pending resolution of the matter. The Company did not recognize any interest or penalties on the deferred tax liability. See Note 16 – Commitments and Contingencies for more information. The eventual outcome of the audit is unknown, however the Crest purchase agreement provides for an indemnification of the Company by the previous owners which could mitigate the impact of adjustments, if any, resulting from the audits.

In connection with the provisions of ASC Topic 718, Compensation – Stock Compensation, the Company elected to calculate the pool of excess tax benefits under the modified retrospective method, but only to prior interim periods in the year of initial adoption. Future tax benefits increased $1,263 and decreased $1,337 in 2012 and 2011, respectively.

The Company has available at December 31, 2012, unused acquired and operating loss carry forwards of $201,868 for federal tax purposes and $194,514 for state tax purposes that may be applied against future taxable income as shown below:

	Total Unused Operating Loss Carry forwards
Year of Expiration	Federal	State
2019	$2,209	$—
2021	34,034	30,719
2022	17,983	17,499
2023	623	7,402
2024	48,703	48,205
2025	24,344	23,414
2026	1,445	1,224
2027	1,201	136
2028	4,565	3,687
2029	7,525	7,230
2030	10,443	10,241
2031	31,976	29,481
2032	16,817	15,276

	$201,868	$194,514

In 2011, the Company determined that a portion of its deferred tax assets may expire unutilized. The Company recorded a valuation allowance in 2011 of $5,500. In 2011, the Company charged $5,500 to deferred tax expense, charged $0 to other accounts, and deducted $0 from the allowance. On December 31, 2012, the Company reassessed the valuation allowance and determined that an allowance of $1,900 was required. Accordingly, the valuation allowance was reduced by $3,600 through a benefit to deferred income tax expense with $0 charged to other accounts. The Company did not have a valuation allowance in 2010.

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

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

12.	EARNINGS PER SHARE

Earnings per share are based on weighted average number of shares of common stock and dilutive potential common shares equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. The Company includes dilutive stock options based on the “treasury stock method.” Excluded from the calculation were options and SSARs totaling 311 and 317 which were out-of-the-money and therefore anti-dilutive at December 31, 2012 and 2011, respectively. Due to the Company’s reported net loss for the year ended December 31, 2010, 3,563 potential common share equivalents outstanding, respectively, which consisted of options, restricted stock and SSARs granted to employees, and deferred shares granted to directors, were anti-dilutive and excluded from the calculation. Also excluded from the calculation were shares related to the Company’s 5.75% Notes which were anti-dilutive for the twelve month periods ended December 31, 2012, 2011 and 2010, and shares related to the Company’s 6.25% Notes which were anti-dilutive for the twelve month periods ended December 31, 2012 and 2011.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Basic earnings per share:
Net income (loss) applicable to common shares	$17,409	$472	$(30,688)

Weighted average common shares outstanding	45,553	45,103	44,589

Net income (loss) per share	$0.38	$0.01	$(0.69)

Diluted earnings per share:
Dilutive shares:
Weighted average shares outstanding	45,553	45,103	44,589
Restricted stock, options and deferred shares	325	314	—

Weighted average diluted shares outstanding	45,878	45,417	44,589

Net income (loss) per share	$0.38	$0.01	$(0.69)

13.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, ACS, through the Compensation and Personnel Committee of its Board of Directors, may grant stock options, restricted stock, stock appreciation rights and other awards to officers, employees, consultants, and non-employee directors. Upon the effective date of the Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan (“2011 Incentive Award Plan”), the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan and the ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan, (together the “Prior Plans”) were retired. All future awards will be granted from the 2011 Incentive Award Plan. References to “stock incentive plans” include, as applicable, the 2011 Incentive Award Plan, the 1999 Employee Stock Purchase Plan and the Prior Plans. An aggregate of 14,710 shares of the Company’s common stock have been authorized for issuance under its stock incentive plans.

2011 Incentive Award Plan

On June 10, 2011, ACS shareholders approved the 2011 Incentive Award Plan which terminates in 2021. Following termination, all shares granted under this plan, prior to termination, will continue to vest under the

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

13.	STOCK INCENTIVE PLANS (Continued)

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

Stock-Settled Stock Appreciation Rights and Stock Options

SSARs were issued to certain former named executive officers in 2008 and 2009. The SSARs vested ratably through April 2011 and have a term of five years. There have been no SSARs issued since 2009. Stock options were granted to employees through 2005.

The following table summarizes the SSAR and stock option activity for the year ended December 31, 2012. There were no proceeds from the exercise of stock options for the year ended December 31, 2012. Participants surrendered shares to the Company for SSAR and stock option exercises.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2011	317	$8.64
Granted	—	—
Exercised	—	—
Canceled or expired	(6)	8.00

Outstanding at December 31, 2012	311	8.66	1.04	$—

Exercisable at December 31, 2012	311	$8.64	1.04	—

Restricted Stock Units, Long-term Incentive Awards and Non-employee Director Stock Compensation

Restricted Stock Units (“RSU”) issued prior to December 31, 2010 vest ratably over three, four or five years, RSUs issued in 2011 vest ratably over three years, and RSUs granted in 2012 vest in one year or ratably over five years. Long-term incentive awards (“LTIP”) were granted to executive management annually through 2010. The LTIP awards cliff vest in five years with accelerated vesting in three years if cumulative three year profitability criteria are met. Since January 2008, the Company has maintained a policy which requires that non-employee directors receive a portion of their annual retainer in the form of ACS stock. Non-employee director stock compensation vests when granted. The directors make an annual election on whether to have the stock issued or to have it deferred.

The following table summarizes the RSU, LTIP and non-employee director stock compensation activity for the year ended December 31, 2012:

	Number of Shares	Weighted Average Fair Value
Nonvested at December 31, 2011	1,072	$7.35
Granted	652	2.62
Vested	(283)	6.29
Canceled or expired	(149)	5.76

Nonvested at December 31, 2012	1,292	$5.38

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

13.	STOCK INCENTIVE PLANS (Continued)

Performance Based Units

PSUs vest ratably over three years, subject to certain Company financial targets being met and approval of the Compensation and Personnel Committee of the Board of Directors.

The following table summarizes PSU activity for the year ended December 31, 2012:

	Number of Shares	Weighted Average Fair Value
Nonvested at December 31, 2011	290	$7.66
Granted	656	2.68
Vested	(96)	6.51
Canceled or expired	(86)	2.70

Nonvested at December 31, 2012	764	$4.09

Valuation Assumptions

Assumptions used for valuation of equity instruments awarded during the twelve months ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Restricted stock:
Risk free rate	0.18% - 0.42%	0% - 8.48%	0% - 0.25%
Quarterly dividend	$0.00 - $0.05	$0.05 - $0.215	$0.215
Expected, per annum, forfeiture rate	9.00%	0% - 9.00%	0% - 6.47%

Selected Information on Equity Instruments and Share-Based Compensation

Selected information on equity instruments and share-based compensation under the plan for the years ended December 31, 2012, 2011 and 2010 follows:

	2012	2011	2010
Total compensation cost for share-based payments	$3,550	$3,888	$3,989
Weighted average grant-date fair value of equity instruments granted	$2.65	$7.55	$7.42
Total fair value of shares vested during the period	$2,608	$4,330	$1,715
Total intrinsic value of options exercised	$—	$1,930	$602
Weighted average period in years to be recognized as expense	1.23	2.70	3.00
Unamortized share-based payments	$1,958	$3,886	$5,374

The Company purchases, from shares authorized under the 2011 Incentive Award Plan, sufficient vested shares to cover employee payroll tax withholding requirements upon the vesting of restricted stock. From time to time the Company also purchases sufficient vested shares to cover employee payroll tax withholding requirements at the aggregate exercise price upon exercise of options. The Company expects to repurchase approximately 380 shares in 2013. This amount is based upon an estimation of the number of shares of restricted stock awards expected to vest and options expected to be exercised during 2013.

Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

13.	STOCK INCENTIVE PLANS (Continued)

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

The Company reserved 1,500 shares of its common stock for issuance under the 2012 ESPP, which were also available for issuance for the January 1, 2012 through June 30, 2012 offering period under the 1999 ESPP. Any shares issued to employees in respect to the January 1, 2012 through June 30, 2012 offering period under the 1999 ESPP reduced (on a one for one basis) the aggregate number of shares available for issuance thereafter under the 2012 ESPP. Since adoption of the 1999 ESPP, an aggregate of 1,050 shares of common stock were reserved for issuance under the 1999 ESPP, and 1,117 shares were issued. The 67 shares issued in excess of the 1,050 shares reserved under the 1999 ESPP will reduce the aggregate number of shares available under the 2012 ESPP by 67. The fair value of each purchase right under the 2012 ESPP and 1999 ESPP is charged to compensation expense over the offering period to which the right pertains, and is reflected in total compensation cost for share-based payments in the above table.

14.	RETIREMENT PLANS

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

14.	RETIREMENT PLANS (Continued)

The following table provides additional information about the AEPF multi-employer pension plan.

Plan name	Alaska Electrical Pension Plan
Employer Identification Number	92-6005171
Pension plan number	001
Pension Protection Act zone status at the plan’s year-end:
December 31, 2012	Green
December 31, 2011	Green
Plan subject to funding improvement plan	No
Plan subject to rehabilitation plan	No
Employer subject to contribution surcharge	No

		Greater than 5% of Total Contributions to the Plan
Company contributions to the plan for the year ended:
December 31, 2012	$9,568	Yes
December 31, 2011	$9,065	Yes
December 31, 2010	$9,643	Yes

Name and expiration date of collective bargaining agreements requiring contributions to the plan:

Collective Bargaining Agreement Between Alaska Communications Systems and Local Union 1547 IBEW	December 31, 2015
Outside Agreement Alaska Electrical Construction between Local Union 1547 IBEW and Alaska Chapter National Electrical Contractors Association Inc.	September 30, 2013
Inside Agreement Alaska Electrical Construction between Local Union 1547 IBEW and Alaska Chapter National Electrical Contractors Association Inc.	October 31, 2013
Special Agreement Providing for the Coverage of Certain Non-bargaining Unit Employees	December 31, 2015

The Company can not accurately project any change in the plan status in future years given the uncertainty of economic conditions or the effect of actuarial valuations versus actual performance in the market. Minimum required future contributions to the AEPF are subject to the number of employees in each classification and/or base compensation of employees in future years.

Defined Contribution Plan

The Company provides a 401(k) retirement savings plan covering substantially all of its employees. The plan allows for discretionary contributions as determined by the Board of Directors, subject to Internal Revenue Code limitations. The Company made a $123, $128 and $101 matching contribution for 2012, 2011 and 2010 respectively.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

14.	RETIREMENT PLANS (Continued)

determined in accordance with the provisions of the CenturyTel Plan and upon completion of the transfer, covered employees ceased to accrue benefits under the CenturyTel Plan. On November 1, 2000, the Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPF. As a result of this amendment, prior service cost of $1,992 was recorded and has been amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company uses a December 31 measurement date for the Plan. The Plan is not adequately funded under ERISA at December 31, 2012. The Company contributed $469 to the Plan in 2012 and did not contribute to the Plan in 2011 and 2010. The Company plans to contribute approximately $767 to the Plan in 2013 and management is also estimating what additional contributions the Company may be required to make in subsequent years in the event the value of the Plan’s assets remains volatile or continue to decline.

The following is a calculation of the funded status of the ACS Retirement Plan using beginning and ending balances for 2012 and 2011 for the projected benefit obligation and the plan assets:

	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$15,179	$14,976
Interest cost	715	742
Actuarial loss	1,629	401
Benefits paid	(914)	(940)

Benefit obligation at end of year	16,609	15,179

Change in plan assets:
Fair value of plan assets at beginning of year	10,247	11,091
Actual return on plan assets	1,299	96
Employer contribution	469	—
Benefits paid	(914)	(940)

Fair value of plan assets at end of year	11,101	10,247

Funded status	$(5,508)	$(4,932)

The Plan’s projected benefit obligation equals its accumulated benefit obligation. The 2012 and 2011 liability balance of $5,508 and $4,932 respectively, is recorded on the “Consolidated Balance Sheets” in “Other long-term liabilities.”

The following table presents the net periodic pension expense for the Plan for 2012, 2011 and 2010:

	2012	2011	2010
Interest cost	$715	$742	$806
Expected return on plan assets	(694)	(852)	(827)
Amortization of loss	797	686	637
Amortization of prior service cost	—	—	129

Net periodic pension expense	$818	$576	$745

In 2013, the Company expects amortization of net gains and losses of $814.

	2012	2011
Components of accumulated other comprehensive loss:
Net loss	$5,928	$5,701

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

14.	RETIREMENT PLANS (Continued)

The assumptions used to account for the Plan as of December 31, 2012 and 2011 are as follows:

	2012	2011
Discount rate for benefit obligation	3.97%	4.86%
Discount rate for pension expense	4.86%	5.16%
Expected long-term rate of return on assets	6.53%	6.87%
Rate of compensation increase	0.00%	0.00%

The discount rate for December 31, 2012 and 2011 was calculated using a proprietary yield curve based on above median AA rated corporate bonds. The expected long-term rate-of-return on assets rate is the best estimate of future expected return for the asset pool, given the expected returns and allocation targets for the various classes of assets.

Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the Plan:

Asset Category	Minimum	Maximum
Equity securities	40%	100%
Fixed income	20%	60%
Cash equivalents	0%	10%

The Plan’s asset allocations at December 31, 2012 and 2011 by asset category are as follows:

Asset Category	2012	2011
Equity securities*	61%	59%
Debt securities*	39%	41%
Other/Cash	0%	0%

*	May include mutual funds comprised of both stocks and bonds.

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

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

14.	RETIREMENT PLANS (Continued)

The following table presents major categories of plan assets as of December 31, 2012, and inputs and valuation techniques used to measure the fair value of plan assets regarding the ACS Retirement Plan:

	Fair Value Measurement at Reporting Date Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Money market	$6	$6	$—	$—
Equity Securities (Investment Funds)*
International Growth	1,621	1,621	—	—
U.S. Small CAP	580	580	—	—
U.S. Large CAP	4,535	4,535	—	—
Debt Securities (Investment Funds)*
PIMCO Total Return Fund	4,359	4,359	—	—

	$11,101	$11,101	$—	$—

The benefits expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

2013	$938
2014	953
2015	1,005
2016	981
2017	1,043
2018-2022	5,363

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

The Company uses the projected unit credit method for the determination of post-retirement health cost for financial reporting and funding purposes and complies with the funding requirements under ERISA. No contribution was made to The ACS Health Plan for 2012, 2011 or 2010, and no contribution is expected in 2013. The Company uses a December 31 measurement date for the plan.

The fundamental investment objective of the plan is to realize an annual total investment return consistent with the conservative risk tolerance plan dictated by the Company. The investment profile of the plan emphasizes liquidity and income, some capital stock investment and some fluctuation of investment return. It is anticipated that the investment manager will achieve this objective by investing the account’s assets in mutual funds. The portfolio may hold common stock, fixed income securities, money market instruments and U.S. Treasury obligations. On December 31, 2012, the plan was underfunded by $119 with plan assets of $185. The net periodic post-retirement income / (cost) for 2012 was $5.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

15.	BUSINESS SEGMENTS

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

The following table presents service and product revenues from external customers for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Business and wholesale:
Retail service revenue
Voice	$23,842	$25,613	$27,156
Broadband	33,972	30,658	26,392
Equipment sales	2,855	1,265	1,830
Wholesale and other	47,790	42,879	43,564

Total business and wholesale revenue	108,459	100,415	98,942

Consumer:
Retail service revenue
Voice	18,968	21,001	23,931
Broadband	18,398	17,011	14,739
Equipment sales	166	193	269
Other	1,386	1,062	976

Total consumer revenue	38,918	39,267	39,915

Wireless:
Retail service revenue
Voice	49,431	53,553	69,642
Broadband	24,414	20,928	8,278
Equipment sales	6,015	5,665	6,780
Foreign roaming	55,105	38,934	26,526
Other	4,281	4,257	3,700

Total wireless revenue	139,246	123,337	114,926

Access and CETC:
CETC	20,733	26,871	25,675
High cost support	20,223	21,103	25,052
Switched, special and other access	40,250	38,321	37,014

Total access and CETC	81,206	86,295	87,741

Total operating revenues	$367,829	$349,314	$341,524

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

15.	BUSINESS SEGMENTS (Continued)

Verizon, the Company’s primary roaming partner outside of Alaska and a customer for which it provides roaming services in Alaska, accounted for 16.4% and 12.4%. of consolidated revenues in 2012 and 2011, respectively. No single customer accounted for 10% or more of consolidated revenues in 2010.

The Company’s revenues are derived entirely from external customers in the United States and its long-lived assets are held entirely in the United States.

16.	COMMITMENTS AND CONTINGENCIES

The Company enters into purchase commitments with vendors in the ordinary course of business, including minimum purchase agreements with certain suppliers of devices. The Company also has long-term purchase contracts with vendors to support the on-going needs of its business. These purchase commitments and contracts have varying terms and in certain cases may require the Company to buy goods and services in the future at predetermined volumes and at fixed prices.

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $775 at December 31, 2012 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

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

Consummation of the transactions is subject to various conditions, including the consent of the FCC, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions. The parties to the Contribution Agreement expect to consummate the transactions during the second quarter of 2013.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

16.	COMMITMENTS AND CONTINGENCIES (Continued)

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

On November 2, 2010, the IRS reissued their original NOPA and issued four additional NOPAs which restated their original position on debt versus equity and assessed the Company for accuracy related penalties and for adjustments to the tax treatment of optical cables, fibers and related conduit. On May 31, 2011, the IRS issued a 30-day letter and revenue agent’s report which restated the IRS’s position in the NOPAs while adding certain additional adjustments. In the third quarter of 2011, the IRS sent a rebuttal letter to the Company’s responses to the NOPAs discussed above. The case was submitted to the IRS’s Appeals Office and the Company’s first hearing occurred on July 19, 2012. Resolution of this matter may not occur for a year or more. The cancellation of indebtedness income at the amounts set out in the above IRS documents could result in a charge to income tax expense of approximately $94,456, $54,966 of which would be a result of additional taxes payable, including accrued interest, and $39,490 of which would be a result of the reduction in recognized deferred tax assets. For the Company’s 2008 and 2009 Federal tax returns the IRS proposed to disallow $862 in depreciation and amortization, consistent with the above positions.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2012, 2011 and 2010

(In Thousands, Except Per Share Amounts)

16.	COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company’s final purchase price for Crest included $4,169 of cash consideration placed in an escrow account to be used for the settlement of any potential claims of misrepresentations, breach of warranties or covenants or for other indemnifications. At December 31, 2012 $3,342 remained in the escrow account to be used for the settlement of expenses related to the current IRS audit discussed above. All other escrow issues have been resolved.

17.	SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Quarterly Financial Data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Operating revenues	$85,947	$90,012	$96,795	$95,075
Operating income	12,068	7,759	24,639	18,828
Net income (loss)	1,129	(787)	8,244	8,823
Net income (loss) per share:
Basic	0.02	(0.02)	0.18	0.19
Diluted	0.02	(0.02)	0.17	0.18
2011
Operating revenues	$86,593	$84,943	$90,306	$87,472
Operating income	15,452	16,208	17,997	13,969
Net income (loss)	2,699	(3,655)	(816)	2,244
Net income (loss) per share:
Basic	0.06	(0.08)	(0.02)	0.05
Diluted	0.06	(0.08)	(0.02)	0.05