Form 10-Q
period 2013-03-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2013-05-06
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 19, 2013, there were outstanding 46,547,043 shares of Common Stock, $.01 par value, of the registrant.

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets (Unaudited) As of March 31, 2013 and December 31, 2012	3
	Condensed Consolidated Statements of Comprehensive Income (Unaudited) For the Three Months Ended March 31, 2013 and 2012	4
	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (Unaudited) For the Three Months Ended March 31, 2013	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2013 and 2012	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

PART II.	Other Information

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

Signatures		35

Exhibit 3.1
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.INS
Exhibit 101.SCH
Exhibit 101.CAL
Exhibit 101.DEF
Exhibit 101.LAB
Exhibit 101.PRE

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$19,094	$16,839
Restricted cash	3,876	3,875
Short-term investments	2,050	2,050
Accounts receivable-trade, net of allowance of $6,088 and $6,231	38,898	39,713
Materials and supplies	9,501	9,409
Prepayments and other current assets	6,212	5,566
Deferred income taxes	6,070	8,301

Total current assets	85,701	85,753

Property, plant and equipment	1,462,491	1,463,320
Less: accumulated depreciation and amortization	(1,059,829)	(1,052,459)

Property, plant and equipment, net	402,662	410,861

Goodwill	8,850	8,850
Intangible assets, net	24,118	24,118
Debt issuance costs	9,900	10,558
Deferred income taxes	68,199	69,049
Equity method investment	2,028	2,028
Other assets	3,285	3,510

Total assets	$604,743	$614,727

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$10,108	$21,628
Accounts payable, accrued and other current liabilities	57,441	56,378
Advance billings and customer deposits	8,965	8,970

Total current liabilities	76,514	86,976

Long-term obligations, net of current portion	530,873	533,772
Other long-term liabilities	27,334	28,662

Total liabilities	634,721	649,410

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized; 46,546 issued and outstanding at March 31, 2013; 45,765 issued and outstanding at December 31, 2012	465	458
Additional paid in capital	144,975	144,377
Accumulated deficit	(166,811)	(170,279)
Accumulated other comprehensive loss	(8,607)	(9,239)

Total stockholders’ deficit	(29,978)	(34,683)

Total liabilities and stockholders’ equity (deficit)	$604,743	$614,727

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended March 31,
	2013	2012

Operating revenues	$91,059	$85,947

Operating expenses:
Cost of services and sales	35,447	35,162
Selling, general and administrative	26,797	25,495
Depreciation and amortization	12,632	12,942
Loss on disposal of assets, net	41	280

Total operating expenses	74,917	73,879

Operating income	16,142	12,068

Other income and expense:
Interest expense	(10,029)	(9,559)
Loss on extinguishment of debt	—	(323)
Interest income	10	10

Total other income and expense	(10,019)	(9,872)

Income before income tax expense	6,123	2,196

Income tax expense	(2,655)	(1,067)

Net income	3,468	1,129

Other comprehensive income (loss):
Minimum pension liability adjustment	203	151
Income tax effect	(84)	(62)
Interest rate swap marked to fair value	871	(919)
Income tax effect	(358)	378

Total other comprehensive income (loss)	632	(452)

Total comprehensive income	$4,100	$677

Net income per share:

Basic	$0.08	$0.02

Diluted	$0.07	$0.02

Weighted average shares outstanding:
Basic	46,055	45,364

Diluted	46,563	45,624

Cash dividends declared per common share	$—	$0.050

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

Three Months Ended March 31, 2013

(Unaudited, In Thousands Except Per Share Amounts)

	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit

Balance, December 31, 2012	45,765	$458	$144,377	$(170,279)	$(9,239)	$(34,683)

Total comprehensive income	—	—	—	3,468	632	4,100

Stock compensation	—	—	1,219	—	—	1,219

Tax benefit of convertible note call options	—	—	16	—	—	16

Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(630)	—	—	(630)

Issuance of common stock, pursuant to stock plans, $.01 par	781	7	(7)	—	—	—

Balance, March 31, 2013	46,546	$465	$144,975	$(166,811)	$(8,607)	$(29,978)

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$3,468	$1,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,632	12,942
Unrealized gain on ineffective hedge	(420)	—
Amortization of debt issuance costs and debt discount	1,426	1,606
Amortization of ineffective hedge	430	—
Stock-based compensation	1,219	717
Deferred income tax expense	2,655	1,063
Provision for uncollectible accounts	268	550
Other non-cash expense, net	81	429
Changes in operating assets and liabilities	3,809	1,135

Net cash provided by operating activities	25,568	19,571

Cash Flows from Investing Activities:
Capital expenditures	(5,968)	(9,653)
Capitalized interest	(483)	(365)
Change in unsettled capital expenditures	(3,151)	(3,131)
Proceeds on sale of assets	1,935	—
Net change in restricted cash	(1)	(132)

Net cash used by investing activities	(7,668)	(13,281)

Cash Flows from Financing Activities:
Repayments of long-term debt	(15,015)	(6,417)
Payment of cash dividend on common stock	—	(2,268)
Payment of withholding taxes on stock-based compensation	(630)	(231)
Proceeds from the issuance of common stock	—	1

Net cash used by financing activities	(15,645)	(8,915)

Change in cash and cash equivalents	2,255	(2,625)
Cash and cash equivalents, beginning of period	16,839	20,490

Cash and cash equivalents, end of period	$19,094	$17,865

Supplemental Cash Flow Data:
Interest paid	$7,164	$7,016

Supplemental Non-cash Transactions:
Property acquired under capital leases	$2	$—
Dividend declared, but not paid	$—	$2,278
Additions to ARO asset	$30	$22

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Alaska Communications Systems Group, Inc. (“we”, “our”, “us”, the “Company” and “ACS”), a Delaware corporation, through its operating subsidiaries, provides integrated communication services to business, wholesale and consumer customers in the State of Alaska and beyond using its statewide and interstate telecommunications network.

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position, comprehensive income and cash flows of Alaska Communications Systems Group, Inc. and the following wholly owned subsidiaries:

•     Alaska Communications Systems Holdings, Inc. (“ACS Holdings”)

•     ACS of Alaska, LLC (“ACSAK”)

•     ACS of the Northland, LLC (“ACSN”)

•     ACS of Fairbanks, LLC (“ACSF”)

•     ACS of Anchorage, LLC (“ACSA”)

•     ACS Wireless, Inc. (“ACSW”)

•     ACS Long Distance, LLC (“ACSLD”)

•     ACS Internet, LLC (“ACSI”)

•     ACS Messaging, Inc. (“ACSM”)

•     ACS Cable Systems, LLC (“ACSC”)

•     Crest Communications Corporation (“Crest”)

•     WCI Cable, Inc.

•     WCIC Hillsboro, LLC.

•     Alaska Northstar Communications, LLC.

•     WCI Lightpoint, LLC.

•     Worldnet Communications, Inc.

•     Alaska Fiber Star, LLC.

In addition to the wholly owned subsidiaries, the Company has a 49% interest in TekMate, LLC (“TekMate”) which is represented in the Company’s condensed consolidated financial statements as an equity method investment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income and cash flows for all periods presented. The comprehensive income for the three months ended March 31, 2013, are not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2012 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.

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

Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This ASU does not change the current requirements for reporting net income or other comprehensive income, but does require additional information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012 and was adopted by the Company in the first quarter of 2013. The required disclosures are presented in “Note 3 - Fair Value Measurements.”

2.	EQUITY METHOD INVESTMENT

The Company’s equity method investment consists of a 49% interest in TekMate. In the three-month period ended March 31, 2013, TekMate’s earnings were zero and it made no cash distributions to the Company. At March 31, 2013, undistributed earnings of TekMate were zero.

The following table provides the Company’s ownership interest and investment in TekMate at the dates indicated:

	Ownership Interest	March 31, 2013	December 31, 2012
TekMate, LLC	49%	$2,028	$2,028

3.	FAIR VALUE MEASUREMENTS

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The fair value of the Company’s 2010 Senior Secured Credit Facility (“Senior Credit Facility”), convertible notes and other long-term obligations of $501,805 at March 31, 2013, were estimated based primarily on quoted market prices (Level 1). The carrying values of these liabilities totaled $540,981 at March 31, 2013.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, at each hierarchical level:

	March 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term investments:
Certificates of deposit and treasury notes	$2,050	$2,050	$—	$—	$2,050	$2,050	$—	$—
Other long-term liabilities:
Interest rate swaps	$(8,960)	$—	$(8,960)	$—	$(9,819)	$—	$(9,819)	$—

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

3.	FAIR VALUE MEASUREMENTS (Continued)

Derivative Financial Instruments

The Company uses forward floating-to-fixed interest rate swaps to manage variable interest rate risk. The notional amounts of these swaps are $192,500, $115,500 and $77,000 with interest rates of 6.463%, 6.470% and 6.475%, respectively, inclusive of a 4.0% LIBOR spread. The swaps began on June 30, 2012 and expire on September 30, 2015.

The outstanding amount of the swaps as of a period end are reported on the balance sheet at fair value, represented by the estimated amount the Company would receive or pay to terminate the swap. They are valued using models based on readily observable market parameters for all substantial terms of the contracts and are classified within Level 2 of the fair value hierarchy.

On November 1, 2012, the effective date of the amendment to the Company’s Senior Credit Facility, and as a result of the potential incremental $65,000 principal payment on the term loan required by this amendment in the event the AWN Transaction (as defined in “Note 10 - Commitments and Contingencies”) is completed, it was determined that the swap in the notional amount of $192,500 no longer met the hedge effectiveness criteria under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Accordingly, hedge accounting treatment was discontinued prospectively on this swap effective November 1, 2012, and subsequent changes in the fair value are being recognized as interest expense. Amounts recorded to accumulated other comprehensive loss from the date of the swap’s inception through October 31, 2012 are being amortized to interest expense over the period of the originally designated hedged variable rate interest payments.

The following table presents information about the forward floating-to-fixed interest rate swap in the notional amount of $192,500 as of and for the three-month period ending March 31, 2013:

Reclassified from accumulated other comprehensive loss to interest expense	$(430)
Change in fair value credited to interest expense	$420
Estimated amount of accumulated other comprehensive loss to be reclassified to interest expense within the next twelve months	$(1,746)

4.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at March 31, 2013 and December 31, 2012, respectively:

	2013	2012
2010 senior credit facility term loan due 2016	$429,375	$431,200
Debt discount - 2010 senior credit facility term loan due 2016	(2,613)	(2,796)
6.25% convertible notes due 2018	120,000	120,000
Debt discount - 6.25% convertible notes due 2018	(11,131)	(11,602)
5.75% convertible notes due 2013	—	12,980
Debt discount - 5.75% convertible notes due 2013	—	(114)
Capital leases and other long-term obligations	5,350	5,732

	540,981	555,400
Less current portion	(10,108)	(21,628)

Long-term obligations, net of current portion	$530,873	$533,772

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

4.	LONG-TERM OBLIGATIONS (Continued)

As of March 31, 2013, the aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to March, 2013, were as follows:

2013 (April 1 - December 31)	$6,552
2014 (January 1 - December 31)	14,257
2015 (January 1 - December 31)	15,364
2016 (January 1 - December 31)	396,734
2017 (January 1 - December 31)	424
2018 (January 1 - December 31)	120,261
Thereafter	1,133

$554,725

5.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the three-month period ended March 31, 2013:

	Defined Benefit Pension Plans	Interest Rate Swaps	Total
Balance, December 31, 2012	$(3,491)	$(5,748)	$(9,239)
Other comprehensive income before reclassifications	11	260	271
Reclassifications from accumulated comprehensive loss to net income	108	253	361

Net other comprehensive income	119	513	632

Balance, March 31, 2013	$(3,372)	$(5,235)	$(8,607)

The following table summarizes the reclassifications from accumulated other comprehensive loss to net income for the three-month period ended March 31, 2013:

Amortization of defined benefit plan pension items (1):
Interest cost	$160
Expected return on plan assets	(180)
Amortization of loss	203

Total before income tax	183
Income tax effect	(75)

After tax	108

Amortization of loss on ineffective interest rate swap:
Reclassification to interest expense	430
Income tax effect	(177)

After tax	253

Total reclassifications net of income tax	$361

(1)	See “Note 8 - Retirement Plans” for additional information.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

6.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, stock options, restricted stock, stock-settled stock appreciation rights (“SSARs”), performance share units and other awards may be granted to officers, employees, consultants, and non-employee directors.

The following table summarizes the SSAR and stock option activity for the three-month period ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	311	$8.66
Granted	—	—
Exercised	—	—
Canceled or expired	—	—

Outstanding at March 31, 2013	311	8.66	0.79	$—

Exercisable at March 31, 2013	311	$8.66	0.79	$—

The following table summarizes the restricted stock unit, long-term incentive award and non-employee director stock compensation activity for the three-month period ended March 31, 2013:

	Number of Shares	Weighted Average Fair Value
Nonvested at December 31, 2012	1,292	$5.38
Granted	581	1.88
Vested	(879)	4.69
Canceled or expired	(4)	5.27

Nonvested at March 31, 2013	990	$3.87

The following table summarizes the performance share unit activity for the three-month period ended March 31, 2013:

	Number of Shares	Weighted Average Fair Value
Nonvested at December 31, 2012	764	$4.09
Granted	429	1.67
Vested	(282)	2.67
Canceled or expired	(5)	2.23

Nonvested at March 31, 2013	906	$3.40

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

6.	STOCK INCENTIVE PLANS (Continued)

The following table summarizes the assumptions used for valuation of equity instruments granted during the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

Restricted stock:
Risk free rate	0.03% - 0.09%	0.21%
Quarterly dividend per share	$ —	$0.050

The following table provides selected information about the Company’s share-based compensation for the three-month periods ended March, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Total compensation cost for share-based payments	$1,219	$717
Weighted average grant-date fair value of equity instruments granted (per share)	$1.79	$2.99
Total fair value of shares vested during the period	$4,563	$2,289
Total intrinsic value of options exercised	$—	$—
Unamortized share-based payments	$2,597	$4,032
Weighted average period (in years) to be recognized as expense	2.0	1.7

7.	EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potential common share equivalents include options, restricted stock and SSARs granted to employees and deferred shares granted to directors. The Company includes dilutive stock options based on the “treasury stock method.” In the three-month periods ended March 31, 2013 and 2012, 311 options and SSARs were out-of-the-money and therefore anti-dilutive and excluded from the calculation. Additionally, shares related to the Company’s convertible notes, which were anti-dilutive for the three-month periods ended March 31, 2013 and 2012, were excluded.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

7.	EARNINGS PER SHARE (Continued)

The calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2013 and 2012 are as follows:

	Three Months Ended
	March 31,
	2013	2012

Net income applicable to common shares	$3,468	$1,129

Weighted average common shares outstanding:
Basic shares	46,055	45,364
Effect of stock-based compensation	508	260

Diluted shares	46,563	45,624

Earnings per share:
Basic	$0.08	$0.02

Diluted	$0.07	$0.02

8.	RETIREMENT PLANS

Multi-employer Defined Benefit Plan

Pension benefits for substantially all of the Company’s Alaska-based employees are provided through the Alaska Electrical Pension Fund (“AEPF”). The Company pays a contractual hourly amount based on employee classification or base compensation to the AEPF. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for, or allocated separately to, the individual employer. This plan is not adequately funded under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) as of March 31, 2013.

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. This plan is not adequately funded under ERISA as of March 31, 2013.

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Interest cost	$160	$108
Expected return on plan assets	(180)	(92)
Amortization of loss	203	134

Net periodic pension expense	$183	$150

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

9.	BUSINESS SEGMENTS

The Company operates its business under a single reportable segment. The Company’s chief operating decision maker assesses the financial performance of the business as follows: (i) revenues are managed on the basis of specific customers and customer groups; (ii) costs are managed and assessed by function and generally support the organization across all customer groups or revenue streams; (iii) profitability is assessed at the consolidated level; and (iv) investment decisions and the assessment of existing assets are based on the support they provide to all revenue streams.

10.	COMMITMENTS AND CONTINGENCIES

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

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $1,075 at March 31, 2013 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

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

Pursuant to the Asset Purchase and Contribution Agreement, ACS will cause one or more of its affiliates to sell to the GCI Member certain assets used primarily in ACS’s wireless operations (the “Purchased Assets”) for a cash payment of $100,000. Both the ACS Member and the GCI Member will contribute to AWN certain assets used primarily in each of ACS’s and GCI’s respective wireless operations, including, in the case of the GCI Member, the Purchased Assets. The assets to be contributed include spectrum licenses, cell sites and backhaul facilities, switching systems and certain other assets necessary to operate the combined Alaska state-wide wireless network being contributed to AWN. ACS and GCI will not contribute certain “Excluded Assets”, which include cash, accounts receivable and subscriber agreements. AWN will assume from ACS and GCI post-closing liabilities of ACS and GCI, and their respective affiliates, under contracts assumed by AWN and certain other liabilities. All other liabilities will be retained by ACS or GCI, or their respective affiliates.

Consummation of the transactions is subject to various conditions, including the consent of the Federal Communications Commission (“FCC”), the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, waiver of reporting requirements under the Investment Company Act and other customary closing conditions. The parties to the Contribution Agreement expect to consummate the transactions during the second quarter of 2013.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

10.	COMMITMENTS AND CONTINGENCIES (Continued)

Crest Internal Revenue Service Matter

As of March 31, 2013, the Company was the subject of an IRS audit associated with the positions it had taken on certain income tax matters relative to its acquisition of Crest Communications Corporation (“Crest”) in 2008. See “Note 16 - Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a description of this matter.

On April 4, 2013, the IRS issued notification to the Company that agreement had been reached and approved in favor of all Company positions relative to the Crest matter. See “Note 11 - Subsequent Events” for a description of the effect of this notice on the Company’s financial statements to be recorded in the second quarter of 2013.

11.	SUBSEQUENT EVENTS

On April 4, 2013, the IRS issued notification to the Company that agreement had been reached and approved in favor of all Company positions relative to the Crest matter. The case was categorized as a “no change” case whereby there is no deficiency or over assessment and no further action is required by the Company. Accordingly, in the second quarter of 2013, the Company expects to record the following to reverse the items described in “Note 16 - Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012:

	Debit (Credit)
	Deferred Income Tax Assets	Other Assets	Income Tax Provision
NOLs acquired from Crest	$11,018	$—	$(11,018)
Difference in outside basis in certain Crest subsidiaries	18,660	—	(18,660)
Overpayment of alternative minimum tax and other	2,841	(2,781)	(60)

Total	$32,519	$(2,781)	$(29,738)

Also as a result of the resolution of this matter, the Company determined that it is more-likely-than-not that other deferred tax assets will expire due to reinstatement of the Crest NOLs. Therefore, the Company currently expects to increase the valuation allowance associated with these deferred tax items by $3,500 in the second quarter of 2013. Utilization of the Crest NOLs in future periods is subject to IRS audit; however, the Company currently believes that it is more-likely-than-not that the above referenced Crest matters will not be raised in such future audits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	our already strong competitive environment will become even more competitive by the expected entry of Verizon Wireless (“Verizon”) in 2013;

•	our ability to consummate the AWN Transaction entered into on June 4, 2012;

•

our substantial debt which requires us to dedicate a significant portion of our cash flow from operating activities to make debt payments and places pressure on our ability to access the capital markets and to fund capital opportunities;

•	our ability to comply with the covenants and other terms contained in our Senior Credit Facility;

•

governmental and public policy changes, including on-going changes in our revenues resulting from regulatory actions affecting inter-carrier compensation, Universal Service Funding (“USF”) for Competitive Eligible Telecommunications Carriers (“CETC”) and high cost support, and lifeline revenues;

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

•	changes in overall national, regional or local economic conditions;

•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan;

•	the success or failure of any future acquisitions;

•	geologic or other natural disturbances relevant to the location of our operations;

•	recruitment and retention of key personnel; and

•	the matters described under “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and this Quarterly Report on Form 10-Q.

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

We have observed variances in the factors affecting the Alaska economy as compared to the U.S. as a whole. Some factors, particularly the price of oil and gas, usually have a greater direct impact on the Alaska economy compared to other macro-economic trends impacting the U.S. economy as a whole.

Prior to 2012, although the Company had been experiencing a steady decline in its retail customer base, total revenues remained relatively unchanged. This was accomplished by generating higher foreign roaming and wireless CETC revenue to offset lower retail revenue. In 2011, two significant events arose that impact this overall revenue stability. The first is Verizon’s anticipated entry into the Alaska market, and the second is future declines in wireless CETC and other wireline high cost support revenue as a result of changes enacted by the FCC. Foreign roaming revenue, CETC and high cost support revenues represented approximately 26% and 25% of our total revenue in 2012 and 2011, respectively, and profit margins on these revenues streams are relatively high.

In part as a result of these adverse events, management in 2012 implemented a long-term business plan that focused on driving growth in retail broadband services across multiple market segments - business and wholesale, consumer and wireless. Previously, the Company had focused on select market segments, primarily wireless and enterprise, with the intent to maximize returns. The adverse external events necessitated a broader view of all market segments, and a move away from reliance on support and roaming revenues. Management’s assessment of the telecom market in Alaska indicated an estimated $1 billion market growing approximately five to six percent annually. This long-term business plan required investments in sales, service, marketing and product development and other initiatives. These investments allow the Company to pursue the market opportunity in a deliberate manner, driving growth in service revenues. At the same time, management has indicated that the impact of the erosion of foreign roaming and CETC revenue, as well as increased spending to drive growth, will result in margin erosion of 500 to 600 basis points from 2011 levels. Additionally, because of the future adverse impacts, management and the Board of Directors recognized that the Company needed to reduce its outstanding debt to sustainable levels.

In the fourth quarter of 2011 our Board of Directors reduced our quarterly common stock dividend from $0.215 to $0.05 and, in the fourth quarter of 2012, completely suspended the cash dividend.

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

The preferred distributions are expected to provide a higher degree of certainty for our future wireless cash flow performance than we otherwise would have expected to generate as a standalone wireless operator. This transaction is also expected to improve our long term competitive position for wireless services. By combining the ACS and GCI wireless networks, AWN will operate Alaska’s largest wireless network covering more than 95% of the state’s population, allowing us to better provide the fastest and most geographically expansive wireless services for our subscribers. While significantly mitigating the financial impact of competitive entry, we will continue to have exposure to significant risks associated with Verizon’s entry. Although we expect to reduce our outstanding debt, the AWN cash distributions were structured to serve as a surrogate for the Free Cash Flow (as defined in “Non-GAAP Financial Measures”) historically generated by our wireless assets.

Regulatory Update

The items reported under Part I, Item 1: “Business - Regulation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, are updated as follows. This section should be read in conjunction with the corresponding items previously disclosed in our Annual Report.

Federal Universal Service Support

The Connect America Fund

Price-cap ILECs, such as us, must use the frozen universal service support we receive under Connect America Fund (“CAF”) Phase I to support modern communications networks capable of supporting broadband and voice services, and over time must increasingly target areas that are substantially unserved by any unsupported competitor providing such services. Specifically, under FCC rules, the ACS ILECs receive a total of $19.7 million annually in frozen CAF Phase I support. In 2013, we must spend one-third of this total to build and operate broadband-capable networks used to offer our own retail broadband service in areas substantially unserved by an unsubsidized competitor. On April 9, 2013, we filed a request for the FCC to waive certain restrictions on the use of this portion of our frozen CAF Phase I support in order to permit us to use this support more effectively to achieve the purposes of the rule. That petition remains pending at the FCC.

On April 22, 2013, the FCC adopted a model platform that will be used to establish CAF Phase II support levels for price cap carriers operating in the 48 contiguous states. In its order, the FCC made clear that it was not deciding whether to apply this platform to other areas of the United States, including Alaska. Previously, in February 2013, the FCC sought comment on alternate means through which it might determine CAF Phase II support levels for areas outside of the contiguous 48 states. We have advocated that the FCC should establish a separate, dedicated portion of its CAF Phase II fund for these areas because we believe that the FCC’s model platform, as adopted, provides insufficient support to Alaska and other insular areas of the nation.

The Mobility Fund

The FCC has scheduled the $50 million “Tribal Mobility Fund Phase I” reverse auction for October 24, 2013. That auction will allocate one-time support to deploy mobile voice and broadband services to unserved Tribal lands, including Alaska Native regions established pursuant to the Alaska Native Claims Settlements Act. In March 2013, the FCC sought comment on the rules that will govern this auction. Once those rules are established, we will evaluate the level of our participation in that auction.

2013 Focus

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

During 2013 we will continue to focus on consummation of the AWN Transaction, including obtaining the required regulatory approvals and meeting the other conditions detailed in the Asset Purchase and Contribution Agreement, followed by integration of AWN by us and GCI. We believe that consummation of the transaction and the subsequent successful performance of AWN will benefit our future cash flows and create value for our shareholders. We currently expect that the AWN Transaction will close during the second quarter of 2013.

We are also focusing on executing to specific, detailed plans supporting development of our workforce, improving our customers’ experience, simplifying our business processes and enhancing our product offerings. Expanded product offerings are expected to include Voice over Internet Protocol (“VoIP”) products to our larger business customers, the introduction of additional IT, professional and cloud-based services to our business and governmental customers and higher bandwidth speed to our residential customers. We are also working with the FCC to seek ways to provide more predictable and appropriate funding sources to fulfill our broadband build out obligations as required by this agency.

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

•

Access and CETC: We provide voice and broadband termination services to interstate and intrastate carriers who provide services to our retail customers. We also receive interstate and intrastate high cost universal support funds and other revenue streams as structured by state and federal regulatory agencies that have historically allowed us to recover our costs of providing universal service in Alaska.

Executive Summary

The following summary should be read in conjunction with “Non-GAAP Financial Measures” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating Revenues

Consolidated operating revenue of $91.1 million increased $5.1 million, or 5.9%, in the first quarter of 2013 compared with the first quarter of 2012. Revenue growth was driven by higher foreign roaming revenue and higher broadband revenue in all customer groups. Broadband revenue accounted for 50.4% of our total service revenue in the first quarter. These increases were partially offset by lower voice revenue across all customer groups and lower Access and CETC revenues.

Adjusted EBITDA

Adjusted EBITDA, as defined in “Non-GAAP Financial Measures” (“Adjusted EBITDA”) of $31.0 million increased $4.7 million, or 17.9%, compared with the first quarter of 2012 due primarily to the growth in foreign roaming and broadband revenue and the favorable impact of our process improvement initiatives on our operating expenses.

Operating Metrics

Business broadband connections of 19,466 and average monthly revenue per user (“ARPU”) of $163.22 at March 31, 2013 and in the first quarter of 2013, respectively, were up from connections of 19,076 and ARPU of $141.60 in the comparable periods of 2012. The growth in broadband ARPU reflects customer demand for increasing amounts of bandwidth. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as does a customer with a 1MB connection. We believe that ARPU is an important metric indicating the increasing amounts of bandwidth that we provide to our customers, and that it is expected to grow at a faster rate than connections.

In the first quarter of 2013, consumer broadband connections of 39,334 increased for the third consecutive quarter and were up 2.3% year over year. Consumer broadband ARPU also improved to $44.75 in the first quarter of 2013 compared with $37.56 in the first quarter of 2012 as the result of customers taking our higher bandwidth products.

Wireless connections of 114,091 at March 31, 2013 decreased 2.6% from 117,156 at March 31, 2012 primarily as a result of new certification rules for lifeline customers enacted by FCC which resulted in the disconnection of 3,115 customers in 2012. Lifeline customers are treated as postpaid wireless connections. We are experiencing an erosion of our postpaid customer base, which is being partially offset by strength in our prepaid wireless business. Postpaid wireless connections fell to 99,857 at March 31, 2013 from 106,133. Weakness in postpaid was attributable to several factors, including: (i) erosion of customers from the Lifeline certification process; (ii) erosion in our 3G MiFi devices of approximately 500 as we tightened our usage policies and as customers enabled the Wi-Fi feature on their phones; (iii) delay in availability of the iPhone 5 devices relative to our competition; (iv) market share losses to competitors who are expanding their network coverage and aggressively pricing and promoting to gain market share; and (v) the effects of network transition as we move from CDMA to LTE/HSPA+/GSM. Over the same period, our prepaid wireless connections increased to 14,234 from 11,023 year over year. The success of prepaid offerings was attributable to the launch of significant prepaid offerings in 2012 and expansion of our indirect sales channel.

Churn on wireless connections of 2.6% in the first quarter of 2013 increased from 2.3% in the first quarter of 2012 due to several of the factors we have previously identified. Wireless churn improved from 3.7% in the fourth quarter of 2012 following the lifeline certification process in 2012.

Our wireless equipment subsidy increased 96.1%, to $3.5 million in the first quarter of 2013 from $1.8 million in the first quarter of 2012. We sold 14,919 and 15,901 devices in the first quarter of 2013 and 2012, respectively. Our subsidy per device increased to $243.00 in the first quarter of 2013 from $185.00 in the fourth quarter of 2012 and $122.00 in the first quarter of 2012. The higher per device subsidy is primarily attributable to the higher cost devices that our customers increasingly are buying.

The table below provides certain key operating metrics as of or for the periods indicated. ARPU is defined as average monthly revenue per user.

	March 31,
	2013	2012

Voice:
At quarter end:
Consumer access lines	54,037	61,422
Business access lines	80,770	82,317
Quarter:
ARPU - consumer	$26.21	$26.55
ARPU - business	$23.61	$24.35

Broadband:
At quarter end:
Consumer connections	39,334	38,449
Business connections	19,466	19,076
Quarter:
ARPU - consumer	$44.75	$37.56
ARPU - business	$163.22	$141.60

Wholesale lines at quarter end	19,228	22,157

Wireless:
At quarter end:
Postpaid connections	99,857	106,133
Prepaid connections	14,234	11,023

Total	114,091	117,156

Quarter:
ARPU - retail	$52.17	$51.83
ARPU - broadband	$22.63	$17.35

Churn:
Voice access lines	1.3%	1.3%
Broadband connections	1.9%	2.3%
Wireless connections	2.6%	2.3%

Wireless equipment subsidy (in thousands)
Quarter	$3,527	$1,799

Liquidity

We generated $25.6 million of cash from operating activities in the first quarter of 2013 compared with $19.6 million in the first quarter of 2012. This growth was primarily the result of improved revenue and operating expense performance. The increase in cash generated from operating activities combined with a $3.5 million reduction in total capital spending and a $2.3 million reduction in cash dividend payments was utilized, in part, to fund the $15.0 repayment of debt, representing an $8.6 million increase over debt repayments in the first quarter of 2012.

Other Initiatives

During the first quarter we achieved Carrier Ethernet 2.0 Certification for certain broadband services, becoming the first carrier in Alaska, second in the United States, and third in the world to achieve the standard. The qualifications for these certifications bring standardized definitions for reliability, class and quality of service as well as security and scalability. Initial reception from carrier customers and retail customers alike has been positive. The certification represents a multi-phase product enhancement roadmap which will include deployment of customer portals for performance visibility and self-service management.

During 2013, we are also implementing several process improvement initiatives which are expected to result in improved customer experience and cost savings. Examples of these initiatives include moving to a Vendor Managed Inventory (“VMI”) model for our warehouse functions, outsourcing of our internal IT Service Desk to a third party vendor at a lower cost and improved level of service, changing our model for internal facilities management, and several other initiatives. We are incorporating the LEAN framework into our process improvement initiatives to provide an ongoing program of waste elimination to improve service delivery and productivity.

RESULTS OF OPERATIONS

All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.

Three Months Ended March, 2013 Compared to Three Months Ended March, 2012

	Three Months ended March 31,
(in thousands)	2013	2012	Change	% Change
Operating revenues:

Business and wholesale
Retail service revenue
Voice	$5,723	$6,040	$(317)	-5.2%
Broadband	9,467	8,118	1,349	16.6%
Equipment sales	554	336	218	64.9%
Wholesale and other	11,422	11,954	(532)	-4.5%

Total business and wholesale revenue	27,166	26,448	718	2.7%

Consumer
Retail service revenue
Voice	4,319	4,936	(617)	-12.5%
Broadband	5,242	4,349	893	20.5%
Equipment sales	38	42	(4)	-9.5%
Other	414	266	148	55.6%

Total consumer revenue	10,013	9,593	420	4.4%

Wireless
Retail service revenue
Voice	11,101	12,667	(1,566)	-12.4%
Broadband	6,803	5,551	1,252	22.6%
Equipment sales	1,248	1,172	76	6.5%
Foreign roaming	15,026	8,776	6,250	71.2%
Other	1,101	946	155	16.4%

Total wireless revenue	35,279	29,112	6,167	21.2%

Access and CETC
CETC	4,924	5,527	(603)	-10.9%
High cost support	4,162	4,949	(787)	-15.9%
Switched, special and other access	9,515	10,318	(803)	-7.8%

Total access and CETC	18,601	20,794	(2,193)	-10.5%

Total operating revenues	91,059	85,947	5,112	5.9%

Operating expenses:
Cost of services and sales	35,447	35,162	285	0.8%
Selling, general and administrative	26,797	25,495	1,302	5.1%
Depreciation and amortization	12,632	12,942	(310)	-2.4%
Gain on disposal of assets, net	41	280	(239)	-85.4%

Total operating expenses	74,917	73,879	1,038	1.4%

Operating income	16,142	12,068	4,074	33.8%

Other income and expense:

Interest expense	(10,029)	(9,559)	(470)	4.9%
Loss on extinguishment of debt	—	(323)	323	n/a
Interest income	10	10	—	0.0%

Total other income and expense	(10,019)	(9,872)	(147)	1.5%

Income before income tax expense	6,123	2,196	3,927	178.8%

Income tax expense	(2,655)	(1,067)	(1,588)	148.8%

Net income	$3,468	$1,129	$2,339	207.2%

Operating Revenue

Business and Wholesale

Business and Wholesale revenue of $27.2 million increased $0.7 million, or 2.7%, in the three-month period of 2013 from $26.5 million in the same period of 2012. This improvement was primarily driven by $1.3 million from new and existing business customers using our advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Although broadband connections continue to grow modestly, growth of broadband ARPU reflects customer demand for increasing amounts of bandwidth. Broadband ARPU increased to $163.12 in the first quarter of 2013 from $141.60 in the first quarter of 2012, an increase of 15.2%. This increase was partially offset by a $0.6 million decrease in carrier customers’ use of long haul services, and a $0.3 million decrease in traditional voice revenue due to 1,547 fewer connections year over year and lower ARPU of $23.61 from $24.35 in the prior year due to price compression.

Consumer

Consumer revenue of $10.0 million increased $0.4 million, or 4.4%, in the three-month period of 2013 from $9.6 million in the same period of 2012. Broadband revenue increased $0.9 million. Broadband connections increased slightly year over year and customers are subscribing to higher levels of bandwidth speeds, which resulted in an increase in ARPU to $44.75 from $37.56 in the first quarter of 2013, an increase of 19.1%. Launch of our Home Internet product in 2012 contributed to the growth in broadband connections. In spite of the level of competition in our local market, we expect our retail customers to continue to demand higher bandwidth speeds as new products and services in the marketplace require it. Voice revenue decreased $0.6 million primarily due to 7,385 fewer connections and marginally lower ARPU of $26.21 from $26.55 in the first quarter of 2012. This trend is expected to continue as more customers cut their fixed landline voice service and move to wireless alternatives.

Wireless

Wireless revenue of $35.3 million increased $6.2 million, or 21.2%, in the three-month period of 2013 from $29.1 million in the same period of 2012. Our wireless subscriber base of 114,091 connections decreased 3,065 year over year due to a decrease of 6,276 in postpaid connections resulting in part from the loss of 3,115 lifeline customers during that program’s recertification process in the fourth quarter of 2012. We recertified approximately 75% of our lifeline customers. This decline was partially offset by an increase of 3,211 in prepaid connections. Retail wireless ARPU increased slightly to $52.17 compared to $51.83 while broadband ARPU increased 30.4% to $22.63 from $17.35 in the prior year due to customers consuming higher amounts of data. The percentage of postpaid customers using data centric devices has grown to 56.4% in the first quarter of 2013 from 44.8% in the first quarter of 2012, and we expect this trend to continue as consumers move to devices with these features. Foreign roaming revenue increased $6.3 million, or 71.2%, due to the large number of customers from other carriers roaming on our network, and broadband revenue increased $1.3 million primarily due to the continued increase in demand for data rich cell phone plans. Partially offsetting these increases, voice revenue decreased $1.6 million primarily due to lower demand for voice services and the shift in connections from postpaid to prepaid, which are generally lower priced plans.

Access and CETC

Access and CETC revenue of $18.6 million decreased $2.2 million, or 10.5%, in the three-month period of 2013 from $20.8 million in the same period of 2012. This decline was due to reduced Interstate carrier compensation and USF changes of $0.6 million, reduced access lines of $0.8 million and reduced high cost support of $0.8 million.

Operating Expenses

Cost of Services and Sales

Cost of services and sales of $35.4 million increased $0.3 million, or 0.8%, in the three-month period of 2013 from $35.2 million in the same period of 2012. This increase was due to a $1.8 million increase in device and accessory expenses primarily driven by our customers purchasing higher cost wireless devices and increases of $0.6 million in Home Internet and advanced network services costs reflecting customer premise equipment such as modems and third party leased circuits to carry higher amounts of bandwidth between certain of our local exchange markets. These increases were partially offset by a $1.0 million reduction in circuit costs, a $0.6 million reduction in labor costs and a $0.4 million reduction in USF expense.

Selling, General and Administrative

Selling, general and administrative expenses of $26.8 million increased $1.3 million, or 5.1%, in the three-month period of 2013 from $25.5 million in the same period of 2012. This growth was due to an increase of $1.0 million in labor primarily associated with sales and customer service. In addition, we incurred $0.8 million in transaction costs and other administrative expenses associated with the AWN Transaction in the first quarter of 2013 compared to $0.3 million in the first quarter of 2012, and $0.3 million in contingent litigation costs. These items were partially offset by a $0.3 million reduction in bad debt expense and a $0.2 million reduction in advertising expense.

Depreciation and Amortization

Depreciation and amortization expense of $12.6 million decreased $0.3 million, or 2.4%, in the three-month period of 2013 from $12.9 million in the same period of 2012 due primarily to a number of pooled asset classes reaching their maximum depreciable lives. These decreases were partially offset by depreciation on the build out of our LTE core and new wireless sites.

Gain on Disposal of Assets, Net

The loss on the disposal of assets in the first quarter of 2013 was associated with the sale of excess property. The $0.3 million loss on the disposal of assets recorded in the first quarter of 2012 was associated asset disposals associated with the optimization of our wireless network.

Other Income and Expense

Interest expense of $10.0 million in the three-month period of 2013 increased $0.4 million compared with $9.6 million in the same period of 2012 due to a higher weighted average interest rate, partially offset by lower average borrowings. The higher interest rate reflects $0.9 million associated with forward floating-to-fixed interest rate swap agreements which became effective in the third quarter of 2012. The impact of the interest rate swaps was partially offset by the pay down of our 5.75% Notes during 2012, which carried a higher effective rate than our 6.25% Notes. The 5.75% Notes were paid off in their entirety during the first quarter of 2013. In the fourth quarter of 2012, an interest rate swap in the notional amount of $192.5 million no longer met the criteria for prospective hedge accounting treatment. In the first quarter of 2013, the $0.4 million favorable change in the fair value of this swap was credited to interest expense and $0.4 million of unrealized losses previously recorded to accumulated other comprehensive loss was charged to interest expense. A $0.3 million loss on extinguishment of debt was recorded in 2012 in connection with the repurchase of $5.0 million aggregate principal amount of our 5.75% Notes.

Income Taxes

Income tax expense and the effective tax rate in the three-month period of 2013 were $2.7 million and 43.4%, respectively, compared with $1.1 million and 48.6%, respectively, in the three-month period of 2012.

Net Income

Net income was $3.5 million in the three-month period of 2013 compared to $1.1 million in the same period of 2012. The year over year improvement reflects the revenue and operating expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures and debt service in the first three months of 2013 primarily through internally generated funds. At March 31, 2013, we had $19.1 million in cash and cash equivalents, $3.9 million in restricted cash and a $30.0 million undrawn revolving credit facility. Outstanding standby letters of credit commit $2.0 million of that available revolving credit facility at March 31, 2013.

Our major sources and uses of funds in the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Net cash provided by operating activities	$25,568	$19,571
Capital expenditures	$(5,968)	$(9,653)
Change in unsettled capital expenditures	$(3,151)	$(3,131)
Proceeds on sale of assets	$1,935	$—
Net debt repayments	$(15,015)	$(6,417)
Payment of cash dividend on common stock	$—	$(2,268)
Payment of withholding taxes on stock-based compensation	$(630)	$(231)

Cash Flows from Operating Activities

Cash provided by operating activities of $25.6 million in the first quarter of 2013 reflected net income of $21.8 million excluding non-cash income and expenses. Payment of AWN Transaction related costs totaled $0.9 million in the first quarter of 2013. The Company will incur additional AWN Transaction costs up to and following the consummation of the transaction. The Company currently expects to fund these costs primarily through a combination of internally generated funds and proceeds from the transaction.

Cash provided by operating activities of $19.6 million in the first quarter of 2012 reflected net income of $18.4 million excluding non-cash income and expenses and a $2.6 million decrease in accounts receivable, reduced by a $1.4 million increase in inventory due to the iPhone launch in the second quarter of 2012. Payment of AWN Transaction related costs totaled $0.2 million in the first quarter of 2012.

Interest payments, net of cash interest income and including capitalized interest, were $7.2 million and $7.0 million in the first quarter of 2013 and 2012, respectively. Through a series of interest rate swap transactions, interest on 90% of our term loan at March 31, 2013 is effectively fixed at an annual rate of 6.72% for the period April 2013 through May 2013, 6.97% for the period June 2013 through July 2013, and 7.22% for the period August 2013 through September 2015. Our $120.0 million convertible debt has a fixed coupon rate of 6.25%.

Cash Flows from Investing Activities

Cash used in investing activities of $7.7 million in the first quarter of 2013 consisted of capital expenditures totaling $9.6 million associated primarily with our IT infrastructure and construction of our 4G LTE wireless network, partially offset by $1.9 million of proceeds from the sale of excess property.

Cash used in investing activities of $13.3 million in the first quarter of 2012 consisted of capital expenditures totaling $13.1 million associated primarily with construction of our 4G LTE wireless network.

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

Cash Flows from Financing Activities

Cash used in financing activities of $15.6 million in the first quarter of 2013 consisted primarily of repayments of long term debt of $15.0 million, including the $13.0 million remaining outstanding balance of our 5.75% Notes and scheduled payments on the term loan component of our Senior Credit Facility of $1.8 million.

Cash used in financing activities of $8.9 million in the first quarter of 2012 consisted primarily of repayments of long-term debt of $6.4 million and cash dividends of $2.3 million. Debt payments included $5.0 million on our 5.75% Notes and $1.1 million on the term loan component of our Senior Credit Facility. Effective in the fourth quarter of 2011, the Company’s Board of Directors reduced the quarterly cash dividend from $0.215 per share to $0.05 per share. Following announcement of the AWN Transaction, and after assessing further deleveraging approaches, the Board of Directors suspended the cash dividend. The suspension was incorporated as a term modification to our Senior Credit Facility effective November 1, 2012, which prohibits the payment of a common dividend unless the Company’s Total Leverage Ratio is in excess of 3.5 times Adjusted EBITDA as defined in the Senior Credit Facility.

Liquidity and Capital Resources

Consistent with our history, our current and long-term liquidity could be impacted by a number of challenges, including, but not limited to: (i) servicing our substantial debt and funding principal payments; (ii) the annual funding of other obligations, including our pension plans and lease commitments; (iii) potential future reductions in our revenues resulting from governmental and public policy changes, including regulatory actions affecting inter-carrier compensation and changes in revenue from Universal Service Funds; (iv) the entrance of Verizon into the Alaska wireless market and the potential negative impact on our roaming revenues beginning in 2013; (v) other competitive pressures in the markets we serve; (vi) the capital intensive nature of our industry; (vii) our ability to respond to and fund the rapid technological changes inherent to our industry, including new products; (viii) funding cash dividends to the extent permitted; (ix) the potential funding of certain contingent liabilities; and (x) our ability to obtain adequate financing to support our business and pursue growth opportunities.

We are responding to these challenges by (i) driving retail growth in broadband revenues to business and consumers; (ii) working towards the consummation of the AWN Transaction, which is expected to accelerate the pay down of debt and provide more predictability in our wireless cash flows through the preferred distribution structure contained in the relevant agreements; (iii) reducing the amount of capital spending from the levels we incurred in 2012; and (iv) the suspension of the cash dividend on our common stock in 2012.

Senior Credit Facility

Our existing Senior Credit Facility matures on October 21, 2016 and the revolver matures on October 21, 2015.

Our Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and the payment of dividends.

The Senior Credit Facility also requires that we maintain certain financial ratios as defined under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. As disclosed below, we were in compliance with all such ratios as of March 31, 2013.

Total Leverage Ratio: Our “total leverage ratio” may not exceed 5.25 to 1.00 and was 4.13 to 1.00 as of March 31, 2013.

Senior Secured Leverage Ratio: Our “senior secured leverage ratio” may not exceed 4.40 to 1.00 and was 3.42 to 1.00 as of March 31, 2013.

Fixed Charges Coverage Ratio Leverage Ratio: Our “fixed charges coverage ratio” may not be less than 2.75 to 1.00 and was 3.52 to 1.00 as of March 31, 2013.

Substantially all of our assets (including those of our subsidiaries) have been pledged as collateral for our Senior Credit Facility.

We believe that we will have sufficient cash on hand, cash provided by operations and availability under our Senior Credit Facility to service our debt and fund our operations, capital expenditures and other obligations over the next twelve months. However, our ability to make such an assessment is dependent upon our future financial performance, which is subject to future economic conditions and to financial, business, regulatory, competitive entry and many other factors, many of which are beyond our control and could impact us during the time period of this assessment. See “Item 1A Risk Factors” in our Annual Report on Form 10-K and this report for further information regarding these risks.

NON-GAAP FINANCIAL MEASURES

In an effort to provide investors with additional information regarding our financial results, in particular with regards to our liquidity and capital resources, we have disclosed certain non-GAAP financial information which management utilizes to assess performance and believe provides useful information to investors. We have disclosed earnings before interest expense and income, loss on extinguishment of debt, depreciation and amortization, loss on disposal of assets, AWN Transaction related costs, income taxes and stock-based compensation and long term cash incentives (“Adjusted EBITDA”), as defined and reconciled below, and Adjusted EBITDA Margin, defined as Adjusted EBITDA divided by operating revenues, because we believe they are important performance indicators and provide information about our ability to service debt, pay dividends to the extent permitted and fund capital expenditures. We also disclose Free Cash Flow, as defined and reconciled below, because we believe it is an important measure of our ability to fund business activities. Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow are not GAAP measures and should not be considered a substitute for operating income, net cash provided by operating activities, or net cash provided or used. Adjusted EBITDA as computed below is not consistent with the definition of Adjusted EBITDA referenced in the Fixed Charges Coverage Ratio covenant of our Senior Credit Facility.

The following table provides the computation of Adjusted EBITDA and Free Cash Flow for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31
	2013	2012

Net cash provided by operating activities	$25,568	$19,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(12,632)	(12,942)
Unrealized gain on ineffective hedge	420	—
Amortization of debt issuance costs and debt discount	(1,426)	(1,606)
Amortization of ineffective hedge	(430)	—
Stock-based compensation	(1,219)	(717)
Deferred income tax expense	(2,655)	(1,063)
Provision for uncollectible accounts	(268)	(550)
Other non-cash expense, net	(81)	(429)
Changes in operating assets and liabilities	(3,809)	(1,135)

Net income	$3,468	$1,129
Add (subtract):
Interest expense	10,029	9,559
Loss on extinguishment of debt	—	323
Interest income	(10)	(10)
Depreciation and amortization	12,632	12,942
Loss on disposal of assets, net	41	280
Income tax expense	2,655	1,067
Stock-based compensation and long term cash incentives	1,388	717
AWN transaction related costs	845	328

Adjusted EBITDA	$31,048	$26,335

Less:
Incurred capital expenditures	(5,968)	(9,653)
AWN transaction related capital costs, net change	(55)	—
Cash interest expense	(7,164)	(7,016)

Free cash flow	$17,861	$9,666

Operating revenues	$91,059	$85,947

Adjusted EBITDA Margin	34.1%	30.6%

OUTLOOK

Our outlook for the remainder of 2013 is impacted by the timing of the closing of the AWN transaction and the timing of Verizon’s launch of its wireless services. Although Verizon has not yet formally announced the timing of their launch of wireless services in Alaska, we believe that they have substantially completed the construction of their main switching facility and are actively turning up cell site locations. Until the timing of these two events is confirmed, we will not provide specific earnings guidance for 2013.

Broadband revenue growth across all customer groups is expected to continue to offset lower Access, CETC and voice revenues. Up until the point that Verizon enters the market, we expect our wireless retail service revenue to be consistent with current levels. Following Verizon’s entry, we expect our wireless retail revenue to decline. We expect our rate of spending increase to decline from 2012 levels, and the long-term level of spending to be favorably impacted by the implementation of various operational initiatives associated with our efforts to relentlessly simplify the way we do business. As a result of the above factors and the structure of the AWN preferred distributions, and in spite of the year over year improvement in the first quarter, we expect that our Adjusted EBITDA and Free Cash Flow will decline for the full year 2013 compared with 2012.

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of March 31, 2013, we have recorded litigation reserves of $1.1 million against certain of those claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, comprehensive income or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress. See also “Part II, Item 1, Legal Proceedings.”

Additionally, this section should be read in conjunction with “Note 10 - Commitments and Contingencies” and “Note 11 - Subsequent Events” in the Notes to Consolidated Financial Statements, which report on a NOPA reissued by the IRS on November 2, 2010 with respect to the 2006, 2007 and 2008 taxable years of Crest, which we acquired on October 30, 2008. On April 4, 2013, the IRS issued notification to the Company that agreement had been reached and approved in favor of all Company positions relative to the Crest matter. The case was categorized as a “no change” case whereby there is no deficiency or overassessment and no further action is required by the Company.

EMPLOYEES

As of March 31, 2013 we employed 809 regular full-time employees, 8 regular part-time employees and 9 temporary employees. Approximately 66% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement with the IBEW governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska through December 31, 2015. Management considers employee relations to be generally good.

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional discussion on the application of these and other significant accounting policies, see “Note 1 - Summary of Significant Accounting Policies,” to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. These policies and estimates are considered critical because they had a material impact, or have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, materials and supplies, long-lived assets, goodwill, intangible assets, equity method investments, deferred income taxes and network access revenue reserves. Actual results may differ from those estimates as the collection of those balances is not reasonably assured.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is associated with changes in interest rates. The interest rates and cash interest payments were effectively fixed on approximately $499.0 million, or 92%, of our total borrowings of $541.0 million as of March 31, 2013. Our 6.25% Notes have a fixed coupon rate. The term loan component of our Senior Credit Facility bears interest of LIBOR plus 4.25% with a LIBOR floor of 1.5% as of March 31, 2013.

We manage our exposure to fluxuations in LIBOR and the resulting impact on interest expense and cash interest payments on our Senior Credit Facility through the utilization of floating-to-fixed interest rate swaps designated as cash flow hedges. As of March 31, 2013, interest expense on $385.0 million, or 90%, of the amount outstanding under the Senior Credit Facility was hedged. A hypothetical 100 basis point increase in LIBOR over the floor of 1.5% during the next twelve months would result in an approximately $0.4 million increase in interest expense and cash interest payments associated with the unhedged portion of the Senior Credit Facility.

As of March 31, 2013, the floating-to-fixed interest rate swaps discussed above included a swap in the notional amount of $192.5 million which, while providing an effective cash flow hedge, did not meet the criteria for hedge accounting treatment. Accordingly, changes in the fair value of this swap are recorded to interest expense. A hypothetical 10% increase in the fair value of this liability during the next twelve months would result in an approximately $0.4 million increase in interest expense. Changes in the fair value of this swap do not effect cash flows until and if it is terminated.

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

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated any changes in our internal controls over financial reporting that occurred during the first quarter of 2013. Based on this evaluation, we have concluded that there were no changes in our internal controls over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of March 31, 2013 we have recorded litigation reserves of $1.1 million against certain current claims and legal actions. Other than as described above and as disclosed previously in Item 3 - “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Other than as described below, there have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The risk factors described below should be read in conjunction with those disclosed in our Form 10-K.

The Company was subject to a significant on-going IRS audit relative to certain tax matters associated with its acquisition of Crest on October 30, 2008.

On April 4, 2013, the IRS issued notification to the Company that agreement had been reached and approved in favor of all Company positions relative to the audit of Crest tax returns for the years 2006, 2007 and 2008. The case was categorized as a “no change” case whereby there is no deficiency or overassessment and no further action is required by the Company. Accordingly, the Company will reverse reserves established for deferred tax assets associated with NOLs acquired from Crest. The Company will also reverse the write off of the inside basis adjustment. Despite issuance of the notification described above, the IRS may dispute the Company’s future utilization of these NOLs in the course of its audit of the associated returns. Any future use of these NOLs will be subject to the statute of limitations for the associated return. The Company’s indemnification from the sellers of Crest may expire before the expiration of these statutes of limitation. Should the IRS reverse its current position relative to the Crest matters in a future audit, and should the seller’s indemnification expire before the statute of limitation expires, then the Company may be subject to utilizing non-Crest related deferred tax assets or paying additional cash taxes.

We depend on the availability of personnel with the requisite level of technical expertise in the telecommunications industry.

Our ability to develop and maintain our networks and execute our business plan is dependent on the availability of technical engineering, IT, field, plant assignment, facilities monitoring, product development, sales, management, finance, legal, human resource and other personnel.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit	Where Located

3.1	Amended and Restated By-Laws of Alaska Communications Systems Group, Inc.	Exhibit 3.1 to Form 8-K (filed September 30, 2011)

10.1	Employment Agreement between Alaska Communications Systems Group, Inc. and Anand Vadapalli entered into on March 29, 2013.	Exhibit 10.1 to Form 8-K (filed April 4, 2013)

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2013	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne Graham
Wayne Graham
Chief Financial Officer
(Principal Accounting Officer)