Form 10-Q
period 2013-06-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2013-08-02
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 19, 2013, there were outstanding 46,653,892 shares of Common Stock, $.01 par value, of the registrant.

Exhibit 2.1

Exhibit 2.2

Exhibit 3.1

Exhibit 10.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 101.INS

Exhibit 101.SCH

Exhibit 101.CAL

Exhibit 101.DEF

Exhibit 101.LAB

Exhibit 101.PRE

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$16,445	$16,839
Restricted cash	3,827	3,875
Short-term investments	525	2,050
Accounts receivable-trade, net of allowance of $5,781 and $6,231	44,079	39,713
Materials and supplies	9,940	9,409
Prepayments and other current assets	5,884	5,566
Deferred income taxes	1,317	8,301

Total current assets	82,017	85,753

Property, plant and equipment	1,466,366	1,463,320
Less: accumulated depreciation and amortization	(1,067,505)	(1,052,459)

Property, plant and equipment, net	398,861	410,861

Goodwill	8,850	8,850
Intangible assets, net	24,118	24,118
Debt issuance costs	9,204	10,558
Deferred income taxes	102,491	69,049
Equity method investment	2,007	2,028
Other assets	477	3,510

Total assets	$628,025	$614,727

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$11,302	$21,628
Accounts payable, accrued and other current liabilities	56,785	56,378
Advance billings and customer deposits	8,913	8,970

Total current liabilities	77,000	86,976

Long-term obligations, net of current portion	515,050	533,772
Other long-term liabilities	26,895	28,662

Total liabilities	618,945	649,410

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized; 46,653 issued and outstanding at June 30, 2013; 45,765 issued and outstanding at December 31, 2012	467	458
Additional paid in capital	145,587	144,377
Accumulated deficit	(129,117)	(170,279)
Accumulated other comprehensive loss	(7,857)	(9,239)

Total stockholders’ equity (deficit)	9,080	(34,683)

Total liabilities and stockholders’ equity (deficit)	$628,025	$614,727

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Operating revenues	$97,736	$90,012	$188,795	$175,959

Operating expenses:
Cost of services and sales	37,204	40,094	72,651	75,256
Selling, general and administrative	27,646	29,442	54,443	54,937
Depreciation and amortization	11,450	12,578	24,082	25,520
Loss on disposal of assets, net	585	139	626	419

Total operating expenses	76,885	82,253	151,802	156,132

Operating income	20,851	7,759	36,993	19,827

Other income and expense:
Interest expense	(10,156)	(9,376)	(20,185)	(18,935)
Loss on extinguishment of debt	(276)	—	(276)	(323)
Interest income	8	12	18	22
Other	(13)	—	(13)	—

Total other income and expense	(10,437)	(9,364)	(20,456)	(19,236)

Income (loss) before income tax benefit (expense)	10,414	(1,605)	16,537	591

Income tax benefit (expense)	27,280	818	24,625	(249)

Net income (loss)	37,694	(787)	41,162	342

Other comprehensive income (loss):
Minimum pension liability adjustment	204	191	407	342
Income tax effect	(84)	(78)	(168)	(140)
Interest rate swap marked to fair value	1,071	(1,604)	1,942	(2,523)
Income tax effect	(441)	658	(799)	1,036

Total other comprehensive income (loss)	750	(833)	1,382	(1,285)

Total comprehensive income (loss)	$38,444	$(1,620)	$42,544	$(943)

Net income (loss) per share:
Basic	$0.81	$(0.02)	$0.89	$0.01

Diluted	$0.80	$(0.02)	$0.88	$0.01

Weighted average shares outstanding:
Basic	46,550	45,505	46,304	45,434

Diluted	46,875	45,505	46,699	45,648

Cash dividends declared per common share	$—	$0.05	$—	$0.10

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

Six Months Ended June 30, 2013

(Unaudited, In Thousands Except Per Share Amounts)

					Accumulated
			Additional		Other
		Common	Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit	Loss	Equity (Deficit)

Balance, December 31, 2012	45,765	$458	$144,377	$(170,279)	$(9,239)	$(34,683)

Total comprehensive income	—	—	—	41,162	1,382	42,544

Stock compensation	—	—	1,718	—	—	1,718

Tax benefit of convertible note call options	—	—	16	—	—	16

Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(630)	—	—	(630)

Issuance of common stock, pursuant to stock plans, $.01 par	888	9	106	—	—	115

Balance, June 30, 2013	46,653	$467	$145,587	$(129,117)	$(7,857)	$9,080

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$41,162	$342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,082	25,520
Unrealized gain on ineffective hedge	(1,016)	—
Amortization of debt issuance costs and debt discount	3,040	3,002
Amortization of ineffective hedge	866	—
Stock-based compensation	1,718	1,693
Deferred income tax (benefit) expense	(24,625)	249
Provision for uncollectible accounts	439	1,529
Loss from equity method investment	21	—
Other non-cash expense, net	862	543
Changes in operating assets and liabilities	(1,065)	4,160

Net cash provided by operating activities	45,484	37,038

Cash Flows from Investing Activities:
Capital expenditures	(13,597)	(22,443)
Capitalized interest	(870)	(829)
Change in unsettled capital expenditures	(3,829)	(4,369)
Proceeds on sale of assets	1,935	—
Net change in short-term investments	1,512	—
Net change in restricted cash	48	(544)

Net cash used by investing activities	(14,801)	(28,185)

Cash Flows from Financing Activities:
Repayments of long-term debt	(30,381)	(7,925)
Debt issuance costs	(181)	—
Payment of cash dividend on common stock	—	(4,546)
Payment of withholding taxes on stock-based compensation	(630)	(239)
Proceeds from the issuance of common stock	115	180

Net cash used by financing activities	(31,077)	(12,530)

Change in cash and cash equivalents	(394)	(3,677)
Cash and cash equivalents, beginning of period	16,839	20,490

Cash and cash equivalents, end of period	$16,445	$16,813

Supplemental Cash Flow Data:
Interest paid	$18,383	$17,003
Income tax refunds	$—	$(24)

Supplemental Non-cash Transactions:
Property acquired (retired) under capital leases	$2	$(24)
Dividend declared, but not paid	$—	$2,285
Additions to ARO asset	$137	$54

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

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position, comprehensive income and cash flows of Alaska Communications Systems Group, Inc. and the following wholly owned subsidiaries:

• Alaska Communications Systems Holdings, Inc. (“ACS Holdings”)	• Crest Communications Corporation (“Crest”)
• WCI Cable, Inc.

• ACS of Alaska, LLC. (“ACSAK”)	• WCIC Hillsboro, LLC.

• ACS of the Northland, LLC. (“ACSN”)	• Alaska Northstar Communications, LLC.

• ACS of Fairbanks, LLC. (“ACSF”)	• WCI Lightpoint, LLC.

• ACS of Anchorage, LLC. (“ACSA”)	• Worldnet Communications, Inc.

• ACS Wireless, Inc. (“ACSW”)	• Alaska Fiber Star, LLC.

• ACS Long Distance, LLC. (“ACSLD”)

• ACS Internet, LLC. (“ACSI”)

• ACS Messaging, Inc. (“ACSM”)

• ACS Cable Systems, LLC. (“ACSC”)

In addition to the wholly owned subsidiaries, the Company owns a 49% interest in TekMate, LLC (“TekMate”) which is represented in the Company’s condensed consolidated financial statements as an equity method investment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income and cash flows for all periods presented. The comprehensive income for the three and six months ended June 30, 2013, are not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2012 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.

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

Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This ASU does not change the current requirements for reporting net income or other comprehensive income, but does require additional information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012 and was adopted by the Company in the first quarter of 2013. The required disclosures are presented in “Note 3 - Fair Value Measurements.”

Recently Issued Accounting Pronouncements

As of June 30, 2013, there were no recently issued accounting standards the future adoption of which is expected to have a material effect on the Company’s future financial condition and results of operations.

2.	EQUITY METHOD INVESTMENT

The Company’s equity method investment consists of a 49% interest in TekMate. In the six-month period ended June 30, 2013, the Company’s interest in TekMate’s loss was $21 and TekMate made no cash distributions to the Company. At June 30, 2013, undistributed earnings of TekMate were zero.

The following table provides the Company’s ownership interest and investment in TekMate at the dates indicated:

	Ownership Interest	June 30, 2013	December 31, 2012
TekMate, LLC	49%	$2,007	$2,028

3.	FAIR VALUE MEASUREMENTS

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The fair value of the Company’s 2010 Senior Secured Credit Facility (“Senior Credit Facility”), convertible notes and other long-term obligations of $497,111 at June 30, 2013, were estimated based primarily on quoted market prices (Level 1). The carrying values of these liabilities totaled $526,352 at June 30, 2013.

The Company has developed valuation techniques based upon observable and unobservable inputs to calculate the fair value of non-current monetary assets and liabilities. Observable inputs reflect market data obtained from independent sources while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 - Quoted prices for identical instruments in active markets

•

Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable

•	Level 3 - Significant inputs to the valuation model are unobservable

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, at each hierarchical level:

	June 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Short-term investments:
Certificates of deposit and treasury notes	$525	$525	$—	$—	$2,050	$2,050	$—	$—
Other long-term liabilities:
Interest rate swaps	$(7,729)	$—	$(7,729)	$—	$(9,819)	$—	$(9,819)	$—

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

FAIR VALUE MEASUREMENTS (Continued)

Derivative Financial Instruments

The Company uses floating-to-fixed interest rate swaps to manage variable interest rate risk. The notional amounts of these swaps are $192,500, $115,500 and $77,000 with interest rates of 6.963%, 6.970% and 6.975%, respectively, inclusive of a 4.5% LIBOR spread. The swaps began on June 30, 2012 and expire on September 30, 2015. At current low LIBOR rates, payments under the swap increase the Company’s cash interest expense.

The outstanding amount of the swaps as of a period end are reported on the balance sheet at fair value, represented by the estimated amount the Company would receive or pay to terminate the swap. They are valued using models based on readily observable market parameters for all substantial terms of the contracts and are classified within Level 2 of the fair value hierarchy.

On November 1, 2012, the effective date of the amendment to the Company’s Senior Credit Facility, and as a result of the potential incremental $65,000 principal payment on the term loan required by this amendment in the event the AWN Transaction (as defined in “Note 12 - Subsequent Events”) is completed, it was determined that the swap in the notional amount of $192,500 no longer met the hedge effectiveness criteria under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Accordingly, hedge accounting treatment was discontinued prospectively on this swap effective November 1, 2012, and subsequent changes in the fair value are being recognized as interest expense. Amounts recorded to Accumulated other comprehensive loss from the date of the swap’s inception through October 31, 2012 are being amortized to interest expense over the period of the originally designated hedged variable rate interest payments. See “Note 12 - Subsequent Events.”

The following table presents information about the floating-to-fixed interest rate swap in the notional amount of $192,500 as of and for the three and six-month periods ending June 30, 2013:

	Three Months	Six Months
Reclassified from accumulated other comprehensive loss to interest expense	$(436)	$(866)
Change in fair value credited to interest expense	$596	$1,016
Estimated amount of accumulated other comprehensive loss to be reclassified to interest expense within the next twelve months		$(1,746)

4.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at June 30, 2013 and December 31, 2012, respectively:

	2013	2012
2010 senior credit facility term loan due 2016	$414,550	$431,200
Debt discount - 2010 senior credit facility term loan due 2016	(2,358)	(2,796)
6.25% convertible notes due 2018	120,000	120,000
Debt discount - 6.25% convertible notes due 2018	(10,650)	(11,602)
5.75% convertible notes due 2013	—	12,980
Debt discount - 5.75% convertible notes due 2013	—	(114)
Capital leases and other long-term obligations	4,810	5,732

	526,352	555,400
Less current portion	(11,302)	(21,628)

Long-term obligations, net of current portion	$515,050	$533,772

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

LONG-TERM OBLIGATIONS (Continued)

As of June 30, 2013, the aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to June 30, 2013, were as follows:

2013 (July 1 - December 31)	$4,184
2014 (January 1 - December 31)	14,257
2015 (January 1 - December 31)	15,364
2016 (January 1 - December 31)	383,734
2017 (January 1 - December 31)	424
2018 (January 1 - December 31)	120,261
Thereafter	1,136

$539,360

See “Note 12 - Subsequent Events”, regarding the additional principal payment made on the term loan under the Senior Credit Facility.

5.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the six-month period ended June 30, 2013:

	Defined Benefit Pension Plans	Interest Rate Swaps	Total
Balance, December 31, 2012	$(3,491)	$(5,748)	$(9,239)
Other comprehensive income before reclassifications	—	633	633
Reclassifications from accumulated comprehensive loss to net income	239	510	749

Net other comprehensive income	239	1,143	1,382

Balance, June 30, 2013	$(3,252)	$(4,605)	$(7,857)

The following table summarizes the reclassifications from accumulated other comprehensive loss to net income for the three and six-month periods ended June 30, 2013:

	Three Months	Six Months
Amortization of defined benefit plan pension items(1):
Amortization of loss	$204	$407
Income tax effect	(84)	(168)

After tax	120	239

Amortization of loss on ineffective interest rate swap(2):
Reclassification to interest expense	436	866
Income tax effect	(179)	(356)

After tax	257	510

Total reclassifications net of income tax	$377	$749

(1)	See “Note 8 - Retirement Plans” for additional information regarding the Company’s pension plans.
(2)	See “Note 12 - Subsequent Events” for information regarding the subsequent plan to terminate this swap.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

6.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, stock options, restricted stock, stock-settled stock appreciation rights (“SSARs”), performance share units and other awards may be granted to officers, employees, consultants, and non-employee directors.

The following table summarizes the SSARs and stock option activity for the six-month period ended June 30, 2013

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	311	$8.66
Granted	—	—
Exercised	—	—
Canceled or expired	(12)	5.36

Outstanding at June 30, 2013	299	8.79	0.52	$—

Exercisable at June 30, 2013	299	$8.79	0.52	$—

The following table summarizes the restricted stock unit, long-term incentive award and non-employee director stock compensation activity for the six-month period ended June 30, 2013:

	Number of Shares	Weighted Average Fair Value
Nonvested at December 31, 2012	1,292	$5.38
Granted	644	1.86
Vested	(936)	4.55
Canceled or expired	(38)	6.60

Nonvested at June 30, 2013	962	$3.71

The following table summarizes the performance share unit activity for the six-month period ended June 30, 2013:

	Number of Shares	Weighted Average Fair Value
Nonvested at December 31, 2012	764	$4.09
Granted	843	1.65
Vested	(282)	2.67
Canceled or expired	(113)	1.97

Nonvested at June 30, 2013	1,212	$2.92

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

STOCK INCENTIVE PLANS (Continued)

The following table summarizes the assumptions used for valuation of equity instruments granted during the six-month periods ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
	2013	2012
Restricted stock:
Risk free rate	0.03% - 0.18%	0.18%
Quarterly dividend per share	$—	$0.050

The following table provides selected information about the Company’s share-based compensation for the three and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total compensation cost for share-based payments	$499	$976	$1,718	$1,693
Weighted average grant-date fair value of equity instruments granted (per share)	$1.63	$2.45	$1.74	$2.78
Total fair value of shares vested during the period	$140	$145	$4,703	$2,434
Total intrinsic value of options exercised	$—	$—	$—	$—
Unamortized share-based payments	$2,551	$3,091	$2,551	$3,091
Weighted average period (in years) to be recognized as expense	2.0	1.4	2.0	1.4

7.	EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potential common share equivalents include options, restricted stock and SSARs granted to employees and deferred shares granted to directors. The Company includes dilutive stock options based on the “treasury stock method.” In the three and six-month periods ended June 30, 2013, 299 options and SSARs were out-of-the-money and excluded from the calculation. Due to the net loss recorded in the three months ended June 30, 2012, 2,523 potential common share equivalents were anti-dilutive and excluded from the calculation. In the six months ended June 30, 2012, 311 potential share equivalents were out-of-the-money and therefore excluded from the calculation. Additionally, shares related to the Company’s convertible notes, which were anti-dilutive for the three-month and six-month periods ended June 30, 2013 and 2012, were excluded.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

EARNINGS PER SHARE (Continued)

The calculation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss) applicable to common shares	$37,694	$(787)	$41,162	$342

Weighted average common shares outstanding:
Basic shares	46,550	45,505	46,304	45,434
Effect of stock-based compensation	325	—	395	214

Diluted shares	46,875	45,505	46,699	45,648

Earnings (loss) per share:
Basic	$0.81	$(0.02)	$0.89	$0.01

Diluted	$0.80	$(0.02)	$0.88	$0.01

8.	RETIREMENT PLANS

Multi-employer Defined Benefit Plan

Pension benefits for substantially all of the Company’s Alaska-based employees are provided through the Alaska Electrical Pension Fund (“AEPF”). The Company pays a contractual hourly amount based on employee classification or base compensation to the AEPF. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for, or allocated separately to, the individual employer. This plan is not fully funded under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. This plan is not fully funded under ERISA as of June 30, 2013.

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest cost	$160	$179	$320	$287
Expected return on plan assets	(181)	(174)	(361)	(266)
Amortization of loss	204	199	407	333

Net periodic pension expense	$183	$204	$366	$354

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

9.	BUSINESS SEGMENTS

The Company operates its business under a single operating segment. The Company’s chief operating decision maker assesses the financial performance of the business as follows: (i) revenues are managed on the basis of specific customers and customer groups; (ii) costs are managed and assessed by function and generally support the organization across all customer groups or revenue streams; (iii) profitability is assessed at the consolidated level; and (iv) investment decisions and the assessment of existing assets are based on the support they provide to all revenue streams.

10.	INCOME TAXES

On April 4, 2013, the Internal Revenue Service (“IRS”) issued a notification to the Company regarding an on-going dispute regarding certain tax attributes of Crest, and entity acquired by the Company in 2008. The notification resulted in a “no-change” report for all the issues and years covering the Crest examination. As a result, no deficiency or over-assessment was noted and no further action is required by the Company. Accordingly, during the second quarter of 2013, the Company recorded the following to reverse items previously reserved for this matter described in “Note 16 - Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012:

	Debit (Credit)
	Deferred
	Income Tax		Income Tax
	Assets	Other Assets	Provision
NOLs acquired from Crest	$11,018	$—	$(11,018)
Difference in outside basis in certain Crest subsidiaries	18,660	—	(18,660)
Overpayment of alternative minimum tax and other	2,841	(2,781)	(60)

Total	$32,519	$(2,781)	$(29,738)

As a result of the resolution of this matter and considering the future operations of the Company, the Company concluded that it is more-likely-than-not that all existing and reinstated Crest net operating loss carryforwards will be realized. Therefore, the Company decreased the valuation allowance by $1,900 during the second quarter of 2013.

11.	COMMITMENTS AND CONTINGENCIES

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

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $925 at June 30, 2013 against certain current claims and legal actions. The Company’s estimated range of reasonably possible losses does not materially differ from what has been reserved. Accordingly, the Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

12.	SUBSEQUENT EVENTS

On July 22, 2013, the Company and General Communication, Inc. (“GCI”) completed the transactions contemplated by the June 4, 2012 Asset Purchase and Contribution Agreement (the “Contribution Agreement”) between themselves, two of their respective subsidiaries (the “ACS Member” and the “GCI Member”) and the Alaska Wireless Network, LLC (“AWN”) for the purpose of combining their wireless networks into AWN.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

SUBSEQUENT EVENTS (Continued)

Pursuant to the Contribution Agreement, ACS sold certain wireless assets to the GCI Member for a cash payment of $100,000. The GCI Member then contributed these assets, together with GCI’s wireless assets, to AWN in exchange for a two-thirds membership interest in AWN. The ACS Member contributed the ACS wireless assets that were not sold to GCI to AWN in exchange for a one-third membership interest in AWN. The initial fair value of the Company’s interest in AWN is estimated to be approximately $200,000 and is subject to, in part, determination of final enterprise valuation. The assets sold or contributed included spectrum licenses and wireless switching and transmission equipment having a carrying value on ACS’ books of approximately $92,000. Additionally, ACS will be contributing certain network usage rights necessary to operate the combined Alaska state-wide network contributed to AWN.

Contributed liabilities included certain asset retirement obligations and the obligations arising under the contributed contracts and direct third-party data circuit costs provided by tariff or purchase orders after the closing date.

At the closing, the parties to the AWN Transaction entered into the First Amended and Restated Operating Agreement of The Alaska Wireless Network, LLC (the “Operating Agreement”) and other related agreements which will govern the ongoing relationship among the parties. Under the terms of the Operating Agreement, AWN will generally be managed by its majority owner, GCI, subject to certain protective rights retained by ACS and representation on one of three seats on AWN’s Board. The Operating Agreement provides that ACS is entitled to a cumulative preferred cash distribution of up to $50,000 of Adjusted Free Cash Flow, as defined in the agreement, in each of the first two years after closing and $45,000 in each of the two years thereafter. Adjusted Free Cash Flow in excess of the preferred distribution will be distributed to GCI. After the full payment of the preferred distributions to ACS, distributions will be made according to membership interest. The distributions to each member are subject to adjustment based on decreases in the number of ACS and GCI subscribers, with the aggregate adjustment capped at $21,800 for each member over the respective testing periods for each member.

In the third quarter of 2013, the Company expects to record an estimated pre-tax gain of approximately $200,000 to be recorded in two components, the gain on derecognition of its wireless assets sold or contributed in connection with this transaction and the deferred gain related to the contribution of the network usage rights, to be recognized over the 20-year term of the usage rights. The amount of the gain is subject to, in part, determination of enterprise valuation noted above and final determination of the value of the contributed network usage rights. In addition, a portion of the preferred distributions to be received by ACS, as described above and as adjusted for the number of ACS and GCI subscribers, may be deemed contingent consideration on derecognition of the wireless assets. The amount of such contingent consideration, if any, will be recognized when received.

On July 22, 2013, the Company made a $65,000 principal payment on the term loan under its Senior Credit Facility, resulting in an outstanding balance of $349,500. As a result of this incremental principal payment, the Company has initiated the process to terminate $192,500 of its $385,000 total notional floating-to-fixed interest rate swaps. In the third quarter of 2013, the Company will record charges associated with this termination of approximately $3,800. Also in the third quarter of 2013, the portion of unrealized losses on this swap recorded to accumulated other comprehensive loss from the swap’s inception through the date hedge accounting treatment was discontinued (November 1, 2012) associated with the variable rate interest payments underlying the accelerated $65,000 principle payment, will be reclassified to interest expense. The amount of this reclassification is approximately $700. The remaining balance of amounts recorded to accumulated other comprehensive loss associated with this hedge will be amortized to interest expense over the period of the remaining originally designated hedged variable rate interest payments.

The Company will account for its interest in AWN as an equity method investment. Its initial investment will be measured at fair value and its share of the earnings of AWN will be recorded as operating revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	the future impact of Verizon Wireless (“Verizon”) continued build out of its wireless network in Alaska which became operational in May 2013

•	the ability of Alaska Wireless Network, LLC (“AWN”) to integrate, operate, and improve the wireless assets contributed to it while maintaining effective interfaces with our retail business

•

our substantial debt which requires us to dedicate a significant portion of our cash flow from operating activities to make debt payments and places pressure on our ability to access the capital markets

•	our ability to comply with the covenants and other terms contained in our Senior Credit Facility

•

governmental and public policy changes, including on-going changes in our revenues resulting from regulatory actions affecting inter-carrier compensation, Universal Service Funding (“USF”) for high cost support, and lifeline revenues

•	the cost and availability of future financing in the amounts, at the terms, and subject to the conditions necessary, to support our business and pursue growth opportunities

•

our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including on-going capital expenditures needed to upgrade our access network to industry competitive speeds, and our limited access to in-state middle mile infrastructure

•

our ability to develop attractive, integrated products and services making use of our substantial investments in fiber optic cable facilities, including our Alaska Oregon Network (“AKORN®”) and Northstar fiber optic cables that connect Alaska to the contiguous states

•	unanticipated damage to one or more of our fiber optic cables resulting from construction or digging mishaps, fishing boats or other reasons

•	changes in general industry and market conditions, and structural declines for voice and other legacy services within the telecommunications industry

•	a maintenance or other failure of our network or data centers

•	a failure of back-office information technology (“IT”) systems

•

a third party claim that the Company is infringing upon their intellectual property, resulting in significant litigation or licensing expenses, or the loss of our ability to sell or support certain products including certain wireless devices

•	changes in overall national, regional or local economic conditions

•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan

•	the success or failure of any future acquisitions or other major transactions

•	geologic or other natural disturbances relevant to the location of our operations

•	the ability to attract, recruit, retain and develop the workforce necessary for implementing our business plan

•	the matters described under “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and this Quarterly Report on Form 10-Q

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

The sections that follow provide information about important aspects of our operations and investments and include discussions of our results of operations, financial condition and sources and uses of cash. In addition, we have highlighted key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information we use in evaluating our own performance and allocating our resources. We also monitor the state of the economy in general. In doing so, we compare Alaska economic activity with broader economic conditions. In general, we believe that the Alaska telecommunications market, as well as general economic activity in Alaska, is affected by certain economic factors, which include:

•	investment activity in the oil and gas markets

•	tourism levels

•	governmental spending and activity of military personnel

•	the price and price trends of bandwidth

•	the growth in demand for bandwidth

•	decline in demand for voice and other legacy services

•	local customer preferences

•	unemployment levels

•	housing activity and development patterns

We have observed variances in the factors affecting the Alaska economy as compared to the U.S. as a whole. Some factors, particularly the price of oil and gas, usually have a greater direct impact on the Alaska economy compared to other macro-economic trends impacting the U.S. economy as a whole.

Prior to 2012, although the Company had been experiencing a steady decline in its retail customer base, total revenues remained relatively unchanged. This was accomplished by generating higher foreign roaming and wireless CETC revenue to offset lower retail revenue. Two significant events are expected to impact this overall revenue stability. The first is Verizon’s entry into the Alaska market, and the second, is declines in wireless CETC and other wireline high cost support revenue as a result of changes enacted by the FCC. Foreign roaming revenue, CETC and high cost support revenues represented approximately 26% and 25% of our total revenue in 2012 and 2011, respectively, and profit margins on these revenues streams are relatively high.

As a result of these adverse events, management in 2012 implemented a long-term business plan that focused on driving sustained growth in retail broadband revenue across multiple market segments - business and wholesale, consumer and wireless. Previously, the Company had focused on select market segments, primarily wireless and enterprise, with the intent to maximize returns. These adverse external events necessitated a broader view of all market segments, and a move away from reliance on support and roaming revenues.

Management’s assessment of the telecom market in Alaska indicated an estimated $1.0 billion market growing approximately five to six percent annually. To generate sustained growth in this market, our long-term business plan requires investments in sales, service, marketing and product development and other initiatives, such as incorporating LEAN methodologies, to eliminate waste in our business.

In conjunction with the commencement of this long term plan and these future adverse impacts, management and the Board of Directors recognized that the Company needed to reduce its outstanding debt to sustainable levels. Consequently, in the fourth quarter of 2011 our Board of Directors reduced our quarterly common stock dividend from $0.215 to $0.050 and, in the fourth quarter of 2012, completely suspended the cash dividend.

This long-term plan is resulting in improved financial results. Broadband revenue growth has accelerated, the Company is adding customers across many different market segments, and the Company has made debt payments totaling $49.8 million since January 1, 2012.

In addition to this plan, on July 23, 2013, the Company announced the closing of the AWN Transaction, allowing us to combine our wireless network with that of GCI. ACS is a 33.33% owner of AWN, while GCI owns the remaining 66.67%. GCI and ACS are leading wireless providers in Alaska, and in forming AWN, they both have each contributed their respective wireless assets, including spectrum licenses, cell sites, backhaul facility usage rights, and other assets necessary for AWN to operate an infrastructure company that designs, builds, and operates a statewide wireless network. AWN’s network will cover more of Alaska’s population than the network of any other wireless provider, and will provide the latest wireless services, including LTE, to its owners. GCI and ACS will independently sell these services to their respective retail customers and continue to operate as competitors in Alaska.

Under the AWN structure, AWN will generate earnings based upon: (i) wholesale revenues it will receive from its two retail owners, which are impacted by the number of connections and the retail revenue per connection each of the owners of AWN maintain, and are about 70% of these retail revenues, (ii) 100% of CETC revenues, (iii) roaming revenues from other wireless carriers, and (iv) revenues by selling back-haul to other wireless carriers. AWN will incur all costs associated with operation of the wireless network, and will provide a mechanism to support its owners for their wireless equipment subsidies. AWN has no debt, other than a working capital revolver, and the governance of AWN is designed to maximize the agreed upon financial objectives of its owners – to maximize its free cash flow (“FCF”).

As an owner, ACS will profit from AWN three ways:

1.	GCI paid ACS $100.0 million at closing, and we used $65.0 million of these proceeds to pay down our senior term loan facility. Of the remaining $35.0 million of liquidity, $3.8 million is dedicated to unwind interest rate swaps, $8.9 million to fund fees and expenses due at closing, and $7.5 million is set aside to fund certain changes in working capital associated with the transaction.

2.	AWN will pay ACS a preferred distribution over the first four years, after formation, totaling up to $190.0 million.

3.	After four years, we will receive future distribution of FCF in proportion to our interest.

ACS will continue to provide wireless services to its retail wireless customers, and our margins on wireless services will now be based on the wholesale charges paid to AWN. Historical costs, such as roaming COGS and wireless equipment subsidies, are now primarily the responsibility of AWN. This retail services business is not anticipated to generate significant FCF for ACS.

We believe that AWN’s future financial performance, and the preferred distribution structure will result in a higher degree of certainty for our future wireless cash flow performance than we otherwise would have expected to generate as a standalone wireless operator, in particular with the entry of Verizon into our market.

Finally, the long-term plan called for systematic expense management to ensure we operate efficiently and deliver the highest level of customer service. In 2013, the company formally adopted LEAN as a framework to eliminate waste and simplify how we do business. We have established a team of process improvement experts who have adopted LEAN and we are implementing LEAN, with a particular area of focus in 2013 being supply chain management and certain corporate functions. LEAN will empower our employees to eliminate waste which will improve our customer experience. We will spend less over time and improve our profitability.

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

On April 22, 2013, the FCC adopted a model platform that will be used to establish CAF Phase II support levels for price-cap carriers operating in the 48 contiguous states. In its order, the FCC made clear that it was not deciding whether to apply this platform to other areas of the U.S., including Alaska. Previously, in February 2013, the FCC sought comment on alternate means through which it might determine CAF Phase II support levels for areas outside of the contiguous 48 states. We have advocated that the FCC should establish a separate, dedicated portion of its CAF Phase II fund for these areas because we believe that the FCC’s model platform, as adopted, provides insufficient support to Alaska and other insular areas of the nation. Subsequently, we have advocated that the FCC’s model can be made to work for Alaska if the Commission agrees to modify a number of the inputs to reflect the unique conditions that exist in Alaska.

The Mobility Fund

The FCC has scheduled the $50.0 million “Tribal Mobility Fund Phase I” reverse auction for October 24, 2013. That auction will allocate one-time support to deploy mobile voice and broadband services to unserved Tribal lands, including Alaska Native regions established pursuant to the Alaska Native Claims Settlements Act. In March 2013, the FCC sought comment on the rules that will govern this auction. Once those rules are established, we will evaluate the level of our participation in that auction.

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

•

Simplify How We Do Business. We believe we must reduce waste in non-value-added activities. We are accelerating our investments in technology and process improvement and adopting LEAN methodologies and expect these efforts to meaningfully impact our financial performance in the long-term.

•

Offer Broadband Solutions to Our Customers at Home, at Work and Everywhere in Between. We are building on strength in designing, building and operating quality networks and providing new products and solutions to our customers.

We believe we can create value for our shareholders by driving sustained revenue growth through increasing broadband revenues. By managing our cost structure and selectively investing capital back into our business, we expect to generate FCF which will be used to reduce debt.

For the remainder of 2013 we are focused on the following key initiatives:

Continued product roll-outs to provide value-added services to our customers. For instance, we anticipate expanded product offerings to include Voice over Internet Protocol (“VoIP”) products to our larger business customers, the introduction of additional managed, professional and cloud-based services to our business and governmental customers and offering of higher bandwidth speed to our residential customers. We also anticipate providing shared data plans for our wireless customers, and expanding our prepaid wireless offerings.

We are also pursuing a program of investment in our broadband capabilities through a fiber-to-the-node construction plan, focused primarily in Anchorage. This plan will allow us to shorten loop lengths in our service areas and expand the speeds we can offer to our customers, with a primary focus on business customers.

We are also working with the FCC to seek ways to provide more predictable and appropriate long-term funding sources to fulfill our broadband build out obligations throughout Alaska, as required by this agency.

Revenue Sources by Customer Group

We manage our revenues based on the sale of services and products to the following major customer groups:

•

Business and Wholesale: We provide voice and broadband services and other value-added products and services such as managed and professional services, customer network hosting, billing and collection, backhaul services to wireless carriers, and wholesale long distance services to carriers.

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

Operating Revenues

Consolidated operating revenue of $97.7 million increased $7.7 million, or 8.6%, in the second quarter of 2013 compared with the second quarter of 2012. Revenue growth was driven by $6.1 million of higher foreign roaming revenue and $3.9 million of higher broadband revenue, partially offset by $2.2 million of lower voice revenue across all customer groups and $0.6 million lower Access and CETC revenues.

Adjusted EBITDA

Adjusted EBITDA, as defined in “Non-GAAP Financial Measures” (“Adjusted EBITDA”) of $34.0 million increased $8.4 million, or 32.9%, compared with the second quarter of 2012, due primarily to $7.7 million of higher revenue, $3.8 million of lower subsidies on wireless equipment, partially offset by $0.9 million higher COGS, mainly attributable to higher roaming expenses, and $1.9 million in Selling General and Administrative, mainly attributable to higher labor costs.

Operating Metrics

Business broadband connections of 19,539 and average monthly revenue per user (“ARPU”) of $171.29 at June 30, 2013 and in the second quarter of 2013, respectively, were up from connections of 19,069 and ARPU of $147.25 in the comparable periods of 2012. Business broadband connections counts have been restated to correct how certain high bandwidth circuit-types are measured. These changes have no affect on our financial results, but will affect connection count and ARPU amounts presented above as compared to their presentation in prior periods. The growth in broadband ARPU reflects customer demand for increasing amounts of bandwidth. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as does a customer with a 1MB connection. We believe that ARPU is an important metric indicating the increasing amounts of bandwidth that we provide to our customers, and that it is expected to grow at a faster rate than connections.

In the second quarter of 2013, consumer broadband connections of 39,559 increased for the third consecutive quarter and were up 2.5% year-over-year. Consumer broadband ARPU also improved to $47.37 in the second quarter of 2013 compared with $39.01 in the second quarter of 2012 as the result of customers taking our higher bandwidth products.

Wireless connections of 114,419 at June 30, 2013 decreased 4.7% from 120,050 at June 30, 2012 partially as a result of new certification rules for lifeline customers enacted by FCC which resulted in the disconnection of 3,115 customers in the fourth quarter of 2012. Lifeline customers are treated as postpaid wireless connections and, in addition to lifeline impacts, we are experiencing an erosion of our postpaid customer base, which is being partially offset by strength in our prepaid wireless business. Postpaid wireless connections fell to 88,876 at June 30, 2013 from 95,322 at June 30, 2012. Weakness in postpaid was attributable to several factors, including: (i) erosion of customers from the Lifeline certification process; (ii) erosion in our 3G MiFi devices of approximately 500 as we tightened our usage policies and as customers enabled the Wi-Fi feature on their phones; (iii) delay in availability of the iPhone 5 devices relative to our competition; (iv) market share losses to competitors who are expanding their network coverage and pricing and promoting to gain market share; and (v) the effects of network transition as we move from our legacy CDMA to more advanced LTE/HSPA+/GSM networks. Over the same period, our prepaid wireless connections increased to 15,684 from 12,346 year over year. The success of prepaid offerings was attributable to the launch of significant prepaid offerings in 2012 and expansion of our indirect sales channel.

Churn on wireless connections of 2.4% in the second quarter of 2013 increased from 2.0% in the second quarter of 2012 due to several of the factors we have previously identified.

Due to special promotional offers, which included three-year contract terms, associated with our initial roll out of the iPhone in the second quarter of 2012, our wireless equipment subsidy decreased 52.7%, to $3.5 million in the second quarter of 2013 from $7.3 million in the second quarter of 2012. We sold 15,885 and 22,973 devices in the second quarter of 2013 and 2012, respectively. Our subsidy per device decreased to $224.00 in the second quarter of 2013 from the $327.00 in the second quarter of 2012.

The table below provides certain key operating metrics as of or for the periods indicated. ARPU is defined as average monthly revenue per user.

	June 30,
	2013	2012

Voice:
At quarter end:
Consumer access lines	52,438	59,480
Business access lines	80,517	82,083
Quarter:
ARPU - consumer	$27.25	$26.73
ARPU - business	$23.93	$24.49
Year-to-date:
ARPU - consumer	$26.72	$26.67
ARPU - business	$23.77	$24.41

Broadband:
At quarter end:
Consumer connections	39,559	38,583
Business connections	19,539	19,069
Quarter:
ARPU - consumer	$47.37	$39.01
ARPU - business	$171.29	$147.25
Year-to-date:
ARPU - consumer	$46.10	$38.25
ARPU - business	$167.66	$144.39

Wholesale lines at quarter end	18,595	21,278

Wireless:
At quarter end:
Postpaid connections	88,876	95,322
Lifeline connections	9,859	12,382
Prepaid connections	15,684	12,346

Total	114,419	120,050

Quarter:
ARPU - retail	$52.68	$51.26
ARPU - broadband	$24.55	$18.74
Year-to-date:
ARPU - retail	$52.38	$51.42
ARPU - broadband	$23.58	$18.00

Churn:
Voice access lines	1.4%	1.4%
Broadband connections	2.0%	2.5%
Wireless connections	2.4%	2.0%

Wireless equipment subsidy (in thousands)
Quarter	$3,463	$7,318

Liquidity

We generated $45.5 million of cash from operating activities in the first half of 2013 compared with $37.0 million in the first half of 2012. This growth was primarily the result of improved revenue and operating expense performance. The increase in cash generated from operating activities combined with a $9.3 million reduction in total capital spending and a $4.5 million reduction in cash dividend payments was utilized, in part, to fund the $30.4 repayment of debt, representing a $22.5 million increase over debt repayments in the first half of 2012. Lower capital spending in the first half of 2013 is mainly attributable with timing differences compared to the prior year.

Other Initiatives

During the first quarter we achieved Carrier Ethernet 2.0 Certification for certain broadband services, becoming the first carrier in Alaska, the second in the U.S., and the third in the world to achieve the standard. The qualifications for these certifications bring standardized definitions for reliability, class and quality of service as well as security and scalability. Initial reception from carrier customers and retail customers alike has been positive. The certification represents a multi-phase product enhancement roadmap which will include deployment of customer portals for performance visibility and self-service management.

RESULTS OF OPERATIONS

All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

	Three Months Ended June 30,
(in thousands)	2013	2012	Change	% Change
Operating revenues:

Business and wholesale
Retail service revenue
Voice	$5,790	$6,039	$(249)	–4.1%
Broadband	9,962	8,425	1,537	18.2%
Equipment sales	306	280	26	9.3%
Wholesale and other	11,820	10,906	914	8.4%

Total business and wholesale revenue	27,878	25,650	2,228	8.7%

Consumer
Retail service revenue
Voice	4,353	4,848	(495)	–10.2%
Broadband	5,605	4,507	1,098	24.4%
Equipment sales	37	42	(5)	–11.9%
Other	383	291	92	31.6%

Total consumer revenue	10,378	9,688	690	7.1%

Wireless
Retail service revenue
Voice	10,730	12,209	(1,479)	–12.1%
Broadband	7,300	6,001	1,299	21.6%
Equipment sales	1,282	1,685	(403)	–23.9%
Foreign roaming	19,409	13,301	6,108	45.9%
Other	1,049	1,149	(100)	–8.7%

Total wireless revenue	39,770	34,345	5,425	15.8%

Access and CETC
CETC	6,030	5,163	867	16.8%
High cost support	4,412	5,005	(593)	–11.8%
Switched, special and other access	9,268	10,161	(893)	–8.8%

Total access and CETC	19,710	20,329	(619)	–3.0%

Total operating revenues	97,736	90,012	7,724	8.6%

Operating expenses:
Cost of services and sales	37,204	40,094	(2,890)	–7.2%
Selling, general and administrative	27,646	29,442	(1,796)	–6.1%
Depreciation and amortization	11,450	12,578	(1,128)	–9.0%
Gain on disposal of assets, net	585	139	446	320.9%

Total operating expenses	76,885	82,253	(5,368)	–6.5%

Operating income	20,851	7,759	13,092	168.7%

Other income and expense:
Interest expense	(10,156)	(9,376)	(780)	–8.3%
Loss on extinguishment of debt	(276)	—	(276)	n/a
Interest income	8	12	(4)	–33.3%
Other	(13)	—	(13)	n/a

Total other income and expense	(10,437)	(9,364)	(1,073)	–11.5%

Income (loss) before income tax benefit	10,414	(1,605)	12,019

Income tax benefit	27,280	818	26,462

Net income (loss)	$37,694	$(787)	$38,481

Operating Revenue

Business and Wholesale

Business and Wholesale revenue of $27.9 million increased $2.2 million, or 8.7%, in the three-month period of 2013 from $25.7 million in the same period of 2012. This improvement was primarily driven by $1.5 million from new and existing business customers using our advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Although broadband connections continue to grow modestly at 2.5%, growth of broadband ARPU reflects customer demand for increasing amounts of bandwidth. Broadband ARPU increased to $171.29 in the second quarter of 2013 from $147.25 in the second quarter of 2012, an increase of 16.3%. With the turn up of more ATT Mobility and Verizon cell sites we also experienced a $0.7 million increase in our carrier customers’ use of long haul services. This increase was partially offset by a $0.2 million decrease in traditional voice revenue due to 1,566 fewer connections year over year and lower ARPU of $23.93 from $24.49 in the prior year due to price compression.

Consumer

Consumer revenue of $10.4 million increased $0.7 million, or 7.1%, in the three-month period of 2013 from $9.7 million in the same period of 2012. Broadband revenue increased $1.1 million. Broadband connections increased 976, or 2.5%, year over year and customers are subscribing to higher levels of bandwidth speeds, which resulted in an increase in ARPU to $47.37 from $39.01 in the second quarter of 2013, an increase of 21.4%. In spite of the level of competition in our local market, we expect our retail customers to continue to demand higher bandwidth speeds as new products and services in the marketplace require it. Voice revenue decreased $0.5 million primarily due to 7,042 fewer connections offset by marginally higher ARPU of $27.25 from $26.73 in the second quarter of 2012. This trend is expected to continue as more customers cut their fixed landline voice service and move to wireless alternatives.

Wireless

Wireless revenue of $39.8 million increased $5.4 million, or 15.8%, in the three-month period of 2013 from $34.3 million in the same period of 2012. Our wireless subscriber base of 114,419 connections decreased 5,631 year over year due to a decrease of 6,446 in postpaid connections resulting in part from the loss of 3,115 lifeline customers during that program’s recertification process in the fourth quarter of 2012. We recertified approximately 75% of our lifeline customers. This decline was partially offset by an increase of 3,338 in prepaid connections. Retail wireless ARPU increased slightly to $52.68 compared to $51.26 while broadband ARPU increased 31.0% to $24.55 from $18.74 in the prior year due to customers consuming higher amounts of data. The percentage of postpaid customers using data centric devices has grown to 60.3% in the second quarter of 2013 from 47.7% in the second quarter of 2012, and we expect this trend to continue as consumers move to devices with these features. Foreign roaming revenue increased $6.1 million, or 45.9%, due to the large number of customers from other carriers roaming on our network.

On May 30, 2013 Verizon activated its LTE network in Alaska, and we experienced a 15% reduction in overall roaming traffic on our network upon activation. The Verizon network is estimated to have approximately 100 cell sites operating in our largest markets. Verizon representatives have indicated that their near-term strategy is to expand the footprint of their LTE network and to target businesses with their broadband data offerings. Thereafter, voice services would be offered in Alaska. Verizon has not yet opened retail stores.

Broadband revenue increased $1.3 million, or 21.6%, primarily due to the continued increase in demand for data rich cell phone plans. Partially offsetting these increases, voice revenue decreased $1.5 million, or 12.1%, primarily due to lower demand for voice services and the shift in connections from postpaid to prepaid, which are generally lower priced plans.

Access and CETC

Access and CETC revenue of $19.7 million decreased $0.6 million, or 3.0%, in the three-month period of 2013 from $20.3 million in the same period of 2012. This decline was due to reduced revenue from switched and special access lines of $0.9 million and high cost support of $0.6 million offset by increased Interstate carrier compensation and USF of $0.9 million.

Operating Expenses

Cost of Services and Sales

Cost of services and sales of $37.2 million decreased $2.9 million, or 7.2%, in the three-month period of 2013 from $40.1 million in the same period of 2012. This decrease was due to a $4.3 million decrease in device and accessory expenses primarily driven by our successful iPhone launch in the second quarter of 2012 and a $0.3 million reduction in USF expense. Partially offsetting these decreases were increases of $0.8 in roaming COGS, $0.4 million in Home Internet and advanced network services costs reflecting customer premise equipment such as modems and third party leased circuits to carry higher amounts of bandwidth between certain of our local exchange markets, $0.3 million in labor costs and $0.2 million in circuit costs.

Selling, General and Administrative

Selling, general and administrative expenses of $27.6 million decreased $1.8 million, or 6.1%, in the three-month period of 2013 from $29.4 million in the same period of 2012. This decrease was due primarily to a reduction in costs related to the AWN transaction. We incurred $0.4 million in transaction costs and other administrative expenses associated with the AWN Transaction in the second quarter of 2013 compared to $4.1 million in the second quarter of 2012. Additionally, we had a $0.8 million reduction in bad debt expense and a $0.1 million reduction in advertising expense. These items were partially offset by an increase of $1.7 million in labor primarily associated with higher incentive compensation expense, $0.5 million in costs related to a professional services contract, and $0.5 million in higher contingent obligation reserves.

Depreciation and Amortization

Depreciation and amortization expense of $11.5 million decreased $1.1 million, or 9.0%, in the three-month period of 2013 from $12.6 million in the same period of 2012 due primarily to a number of pooled asset classes reaching their maximum depreciable lives. These decreases were partially offset by depreciation on the build out of our LTE core and new wireless sites.

Loss on Disposal of Assets, Net

The $0.5 million loss on disposal of assets in the second quarter of 2013 was associated with the retirement of wireless equipment as we upgrade our LTE network. The $0.1 million loss on the disposal of assets recorded in the second quarter of 2012 was also associated asset disposals associated with the optimization of our wireless network.

Other Income and Expense

Interest expense of $10.2 million in the three-month period of 2013 increased $0.8 million compared with $9.4 million in the same period of 2012 due to a higher weighted average interest rate, partially offset by lower average borrowings. Interest expense was impacted by the following: (i) a $0.7 million decrease due to overall lower debt balances, (ii) a $1.0 million increase from floating-to-fixed interest rate swap agreements which became effective in the third quarter of 2012, and (iii) a $0.4 million increase associated with an amendment to our Senior Loan Facility which took place November 1, 2012, and increased our cost of borrowing by 50 basis points. Under the amendment, our stated cost of borrowing increased from LIBOR plus 400 basis points to LIBOR plus 450 basis points.

In the fourth quarter of 2012, an interest rate swap in the notional amount of $192.5 million no longer met the criteria for prospective hedge accounting treatment. In the second quarter of 2013, the $0.6 million favorable change in the fair value of this swap was credited to interest expense and $0.5 million of unrealized losses previously recorded to accumulated other comprehensive loss was charged to interest expense.

Income Taxes

A net benefit of $27.3 million was recorded to the income tax provision for the three-month period ending June 30, 2013. This amount primarily reflected a $29.9 million benefit from the favorable settlement of the Crest IRS examination and a $1.9 million benefit from the decrease in our valuation allowance. See “Note 10 - Income Taxes.” Excluding this benefit, our income tax expense and effective tax rate were $4.5 million and 43.3%, respectively for the three month period ending June 30, 2013. Our income tax expense and effective tax rate were $0.8 million and 51.0%, respectively for the same period in 2012.

Net Income

Net income was $37.7 million in the three-month period of 2013 compared to a loss of $0.8 million in the same period of 2012. The year over year improvement reflects the revenue, operating expense and income tax items discussed above.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

	Six Months Ended June 30,
(in thousands)	2013	2012	Change	% Change
Operating revenues:

Business and wholesale
Retail service revenue
Voice	$11,513	$12,079	$(566)	–4.7%
Broadband	19,429	16,543	2,886	17.4%
Equipment sales	860	616	244	39.6%
Wholesale and other	23,242	22,859	383	1.7%

Total business and wholesale revenue	55,044	52,097	2,947	5.7%

Consumer
Retail service revenue
Voice	8,672	9,784	(1,112)	–11.4%
Broadband	10,847	8,856	1,991	22.5%
Equipment sales	75	84	(9)	–10.7%
Other	797	558	239	42.8%

Total consumer revenue	20,391	19,282	1,109	5.8%

Wireless
Retail service revenue
Voice	21,831	24,876	(3,045)	–12.2%
Broadband	14,103	11,552	2,551	22.1%
Equipment sales	2,530	2,857	(327)	–11.4%
Foreign roaming	34,435	22,077	12,358	56.0%
Other	2,150	2,095	55	2.6%

Total wireless revenue	75,049	63,457	11,592	18.3%

Access and CETC
CETC	10,954	10,690	264	2.5%
High cost support	8,574	9,954	(1,380)	–13.9%
Switched, special and other access	18,783	20,479	(1,696)	–8.3%

Total access and CETC	38,311	41,123	(2,812)	–6.8%

Total operating revenues	188,795	175,959	12,836	7.3%

Operating expenses:
Cost of services and sales	72,651	75,256	(2,605)	–3.5%
Selling, general and administrative	54,443	54,937	(494)	–0.9%
Depreciation and amortization	24,082	25,520	(1,438)	–5.6%
Loss on disposal of assets, net	626	419	207	49.4%

Total operating expenses	151,802	156,132	(4,330)	–2.8%

Operating income	36,993	19,827	17,166	86.6%

Other income and expense:
Interest expense	(20,185)	(18,935)	(1,250)	–6.6%
Loss on extinguishment of debt	(276)	(323)	47	14.6%
Interest income	18	22	(4)	–18.2%
Other	(13)	—	(13)	n/a

Total other income and expense	(20,456)	(19,236)	(1,220)	–6.3%

Income before income tax benefit (expense)	16,537	591	15,946

Income tax benefit (expense)	24,625	(249)	24,874

Net income	$41,162	$342	$40,820

Operating Revenue

Business and Wholesale

Business and Wholesale revenue of $55.0 million increased $2.9 million, or 5.7%, in the six-month period of 2013 from $52.1 million in the same period of 2012. This improvement was primarily driven by $2.9 million from new and existing business customers using our advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Although broadband connections continue to grow modestly, growth of broadband ARPU reflects customer demand for increasing amounts of bandwidth. Broadband ARPU increased to $167.66 in 2013 from $144.39 in 2012, an increase of 16.1%.

Consumer

Consumer revenue of $20.4 million increased $1.1 million, or 5.8%, in the six-month period of 2013 from $19.3 million in the same period of 2012. Broadband revenue increased $2.0 million. Broadband connections increased 976, or 2.5%, year over year and customers are subscribing to higher levels of bandwidth speeds, which resulted in an increase in ARPU to $46.10 from $38.25 in 2013, an increase of 20.5%. Launch of our Home Internet product in 2012 contributed to the growth in broadband connections. In spite of the level of competition in our local market, we expect our retail customers to continue to demand higher bandwidth speeds as new products and services in the marketplace require it. Voice revenue decreased $1.1 million, or 11.4%, primarily due to 7,042 fewer connections and marginally higher ARPU of $26.72 from $26.67 in 2012. This trend is expected to continue as more customers cut their fixed landline voice service and move to wireless alternatives.

Wireless

Wireless revenue of $75.0 million increased $11.6 million, or 18.3%, in the six-month period of 2013 from $63.5 million in the same period of 2012. Our wireless subscriber base of 114,419 connections decreased 5,631 year-over-year due to a decrease of 6,446 in postpaid connections resulting in part from the loss of 3,115 lifeline customers during that program’s recertification process in the fourth quarter of 2012. We recertified approximately 75% of our lifeline customers. This decline was partially offset by an increase of 3,338 in prepaid connections. Retail wireless ARPU increased slightly to $52.38 compared to $51.42, while broadband ARPU increased 31.0% to $23.58 from $18.00 in the prior year due to customers consuming higher amounts of data. The percentage of postpaid customers using data-centric devices has grown to 60.3% in 2013 from 47.7% in 2012, and we expect this trend to continue as consumers move to devices with these features.

Foreign roaming revenue increased $12.4 million, or 56.0%, due to the large number of customers from other carriers roaming on our network, and broadband revenue increased $2.6 million, or 22.1%, primarily due to the continued increase in demand for data rich cell phone plans. Partially offsetting these increases, voice revenue decreased $3.0 million, or 12.2%, primarily due to lower demand for voice services and the shift in connections from postpaid to prepaid, which are generally lower priced plans.

Access and CETC

Access and CETC revenue of $38.3 million decreased $2.8 million, or 6.8%, in the six-month period of 2013 from $41.1 million in the same period of 2012. This decline was due to reduced revenue from switched and special access lines of $1.7 million and high cost support of $1.4 million offset by increased Interstate carrier compensation and USF of $0.3 million.

Operating Expenses

Cost of Services and Sales

Cost of services and sales of $72.7 million decreased $2.6 million, or 3.5%, in the six-month period of 2013 from $75.3 million in the same period of 2012. This decrease was due to a $2.5 million reduction in device and accessory expenses primarily driven by our successful iPhone launch in the second quarter of 2012 and reductions of $0.8 million in circuit costs, $0.7 million in USF expense and $0.3 million in labor costs. Partially offsetting these decreases were increases of $1.0 million in Home Internet and advanced network services costs reflecting customer premise equipment such as modems and third party leased circuits to carry higher amounts of bandwidth between certain of our local exchange markets, and $0.8 million in roaming COGS.

Selling, General and Administrative

Selling, general and administrative expenses of $54.4 million decreased $0.5 million, or 0.9%, in the six-month period of 2013 from $54.9 million in the same period of 2012. This decrease was due to lower transaction costs and other administrative expenses associated with the AWN Transaction spending $1.2 million in the first six months of 2013 compared to $4.4 million in the first six months of 2012. Additionally, we had reductions of $1.1 million in bad debt expense and $0.3 million in advertising expense. These items were partially offset by increases of $2.7 million in labor primarily associated with higher incentive compensation expense, $0.8 million in contingent obligation reserves and $0.5 million in cost related to professional services contract.

Depreciation and Amortization

Depreciation and amortization expense of $24.1 million decreased $1.4 million, or 5.6%, in the six-month period of 2013 from $25.5 million in the same period of 2012 due primarily to a number of pooled asset classes reaching their maximum depreciable lives. These decreases were partially offset by depreciation on the build out of our LTE core and new wireless sites.

Loss on Disposal of Assets, Net

The $0.6 million loss on the disposal of assets in the six-month period of 2013 was primarily associated with the retirement of wireless equipment as we upgrade our LTE network. The $0.4 million loss on the disposal of assets recorded in the six-month period of 2012 was associated asset disposals associated with the optimization of our wireless network.

Other Income and Expense

Interest expense of $20.2 million in the six-month period of 2013 increased $1.3 million, or 6.6%, compared with $18.9 million in the same period of 2012 due to a higher weighted average interest rate, partially offset by lower average borrowings. Interest expense was impacted by the following: (i) a $1.1 million decrease due to overall lower debt balances, (ii) a $1.9 million increase from floating-to-fixed interest rate swap agreements, which became effective in the third quarter of 2012, and (iii) a $0.4 million increase associated with an amendment to our Senior Loan Facility which took place November 1, 2012, and increased our cost of borrowing by 50 basis points. Under the amendment, our stated cost of borrowing increased from LIBOR plus 400 basis points to LIBOR plus 450 basis points.

In the fourth quarter of 2012, an interest rate swap in the notional amount of $192.5 million no longer met the criteria for prospective hedge accounting treatment. In the six-month period of 2013, the $1.0 million favorable change in the fair value of this swap was credited to interest expense and $0.9 million of unrealized losses previously recorded to accumulated other comprehensive loss was charged to interest expense. A $0.3 million loss on extinguishment of debt was recorded in 2012 in connection with the repurchase of $5.0 million aggregate principal amount of our 5.75% Notes.

Income Taxes

A net benefit of $24.6 million was recorded to the income tax provision for the six-month period ending June 30, 2013. This amount primarily reflected a $29.9 million benefit from the favorable settlement of the Crest IRS examination and a $1.9 million benefit from the decrease in our valuation allowance. See “Note 10 - Income Taxes.” Excluding this benefit, our income tax expense and effective tax rate were $7.2 million and 43.3%, respectively for the six-month period ending June 30, 2013. Our income tax expense and effective tax rate were $0.2 million and 42.1%, respectively for the same period in 2012.

Net Income

Net income was $41.2 million in the six-month period of 2013 compared to $0.3 million in the same period of 2012. The year over year improvement reflects the revenue, operating expense and income tax items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures and debt service in the first six months of 2013 primarily through internally generated funds. At June 30, 2013, we had $16.4 million in cash and cash equivalents, $3.8 million in restricted cash and a $30.0 million undrawn revolving credit facility. Outstanding standby letters of credit commit $2.0 million of that available revolving credit facility at June 30, 2013.

Our major sources and uses of funds in the six months ended June 30, 2013 and 2012 are as follows:

	Six Months Ended June 30,
(in thousands)	2013	2012
Net cash provided by operating activities	$45,484	$37,038
Net change in short-term investments	$1,512	$—
Capital expenditures	$(13,597)	$(22,443)
Change in unsettled capital expenditures	$(3,829)	$(4,369)
Proceeds on sale of assets	$1,935	$—
Net debt repayments	$(30,381)	$(7,925)
Interest paid	$(18,383)	$(17,003)
Payment of cash dividend on common stock	$—	$(4,546)

Cash Flows from Operating Activities

Cash provided by operating activities of $45.5 million in the first six months of 2013 reflected net income of $46.5 million excluding non-cash income and expenses net of a $1.0 million reduction in our net operating assets and liabilities.

Cash provided by operating activities of $37.0 million in the first six months of 2012 reflected net income of $32.9 million excluding non-cash income and expenses net of an increase of $4.1 million in our operating assets and liabilities.

Interest payments, net of cash interest income and including capitalized interest, were $18.4 million and $17.0 million in the first six months of 2013 and 2012, respectively. Through a series of interest rate swap transactions, interest on 93% of our term loan at June 30, 2013 is effectively fixed at an annual rate of 6.72% for the period April 2013 through May 2013, 6.97% for the period June 2013 through July 22, 2013, and 7.22% for the period July 23, 2013 through September 2015. Our $120.0 million convertible debt has a fixed coupon rate of 6.25%.

Cash Flows from Investing Activities

Cash used in investing activities of $14.8 million in the first six months of 2013 consisted of payment on capital expenditures totaling $18.3 million associated primarily with our IT infrastructure and construction of our access network, partially offset by $1.9 million of proceeds from the sale of excess property and $1.5 million in the liquidation of certain short-term investments.

Cash used in investing activities of $28.2 million in the first six months of 2012 consisted of payments on capital expenditures totaling $27.6 million associated primarily with construction of our 4G LTE wireless network.

Our historical capital expenditures have been significant. Our networks require the timely maintenance of plant and infrastructure. Future capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, and our decision to pursue specific acquisition and investment opportunities. The future funding of capital expenditures relative to wireless operations are now the responsibility of AWN. We intend to fund future capital expenditures with cash on hand and net cash generated from operations.

Cash Flows from Financing Activities

Cash used in financing activities of $31.1 million in the first six months of 2013 consisted primarily of repayments of long-term debt of $30.4 million, including the $13.0 million remaining outstanding balance of our 5.75% Notes and payments on the term loan component of our Senior Credit Facility of $16.7 million.

Cash used in financing activities of $12.5 million in the first six months of 2012 consisted primarily of repayments of long-term debt of $7.9 million and cash dividends of $4.5 million. Debt payments included $5.0 million on our 5.75% Notes and $2.2 million on the term loan component of our Senior Credit Facility. Effective in the fourth quarter of 2011, the Company’s Board of Directors reduced the quarterly cash dividend from $0.215 per share to $0.05 per share. Following announcement of the AWN Transaction, and after assessing further deleveraging approaches, the Board of Directors suspended the cash dividend. The suspension was incorporated as a term modification to our Senior Credit Facility effective November 1, 2012, which prohibits the payment of a common dividend unless the Company’s Total Leverage Ratio is in excess of 3.5 times Adjusted EBITDA as defined in the Senior Credit Facility.

Liquidity and Capital Resources

Consistent with our history, our current and long-term liquidity could be impacted by a number of challenges, including, but not limited to: (i) servicing our substantial debt and funding principal payments; (ii) the annual funding of other obligations, including our pension plans and lease commitments; (iii) potential future reductions in our revenues resulting from governmental and public policy changes, including regulatory actions affecting inter-carrier compensation and changes in revenue from Universal Service Funds; (iv) the entrance of Verizon into the Alaska wireless market; (v) other competitive pressures in the markets we serve; (vi) the capital intensive nature of our industry; (vii) our ability to respond to and fund the rapid technological changes inherent to our industry, including new products; (viii) the potential funding of certain contingent liabilities; and (ix) our ability to obtain adequate financing to support our business and pursue growth opportunities.

We are responding to these challenges by driving sustained revenue growth through increasing broadband revenues and managing our cost structure and prudently investing capital back into our business to generate free cash flow to continue to reduce our debt. The AWN transaction also benefits our position as it resulted in $14.8 million in additional liquidity, reduced our debt by $65.0 million, reduced our annual interest expense by $4.1 million, and unwound $192.5 million of notional swaps, which further lowered our future interest expense by $1.9 million.

Senior Credit Facility

Our existing Senior Credit Facility matures on October 21, 2016 and the revolver matures on October 21, 2015.

Our Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and the payment of dividends.

The Senior Credit Facility also requires that we maintain certain financial ratios as defined under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. As disclosed below, we were in compliance with all such ratios as of June 30, 2013.

Total Leverage Ratio: Our “total leverage ratio” may not exceed 5.25 to 1.00 and was 3.79 to 1.00 as of June 30, 2013.

Senior Secured Leverage Ratio: Our “senior secured leverage ratio” may not exceed 4.40 to 1.00 and was 3.10 to 1.00 as of June 30, 2013.

Fixed Charges Coverage Ratio Leverage Ratio: Our “fixed charges coverage ratio” may not be less than 2.75 to 1.00 and was 3.61 to 1.00 as of June 30, 2013.

Substantially all of our assets (including those of our subsidiaries and our interest in AWN) have been pledged as collateral for our Senior Credit Facility.

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

Contractual Obligations

Concurrent with our closing the AWN transaction, certain terms have taken effect in our debt agreement. A complete summary of those changes are included in our 2012 10-K under the heading “Financial Condition, Liquidity, and Capital Resources” in the portion labeled “Contractual Obligations,” the relevant portions of which are hereby incorporated by reference. Additionally, with the transfer of our wireless network to AWN, certain operating lease agreements are no longer the responsibly of ACS and will be paid directly by AWN. The amount of these leases has yet to be calculated but result in an overall reduction in contractual obligations.

NON-GAAP FINANCIAL MEASURES

In an effort to provide investors with additional information regarding our financial results, in particular with regards to our liquidity and capital resources, we have disclosed certain non-GAAP financial information which management utilizes to assess performance and believe provides useful information to investors. We have disclosed earnings before interest expense and income, loss on extinguishment of debt, depreciation and amortization, loss on the sale of short-term investments, loss on disposal of assets, income taxes, stock-based compensation and long term cash incentives, loss from equity method investments, and AWN Transaction related costs (“Adjusted EBITDA”), as defined and reconciled below, and Adjusted EBITDA Margin, defined as Adjusted EBITDA divided by operating revenues, because we believe they are important performance indicators and provide information about our ability to service debt, pay dividends to the extent permitted and fund capital expenditures. We also disclose Free Cash Flow, as defined and reconciled below, because we believe it is an important measure of our ability to fund business activities. Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow are not GAAP measures and should not be considered a substitute for operating income, net cash provided by operating activities, or net cash provided or used. Adjusted EBITDA as computed below is not consistent with the definition of Adjusted EBITDA referenced in the Fixed Charges Coverage Ratio covenant of our Senior Credit Facility.

The following table provides the computation of Adjusted EBITDA and Free Cash Flow for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net cash provided by operating activities	$19,916	$17,467	$45,484	$37,038
Depreciation and amortization	(11,450)	(12,578)	(24,082)	(25,520)
Unrealized gain on ineffective hedge	596	—	1,016	—
Amortization of debt issuance costs and debt discount	(1,614)	(1,396)	(3,040)	(3,002)
Amortization of ineffective hedge	(436)	—	(866)	—
Stock-based compensation	(499)	(976)	(1,718)	(1,693)
Deferred income tax benefit (expense)	27,280	814	24,625	(249)
Provision for uncollectible accounts	(171)	(979)	(439)	(1,529)
Distributions in excess of earnings from equity method investment	(21)	—	(21)	—
Other non-cash expense, net	(781)	(114)	(862)	(543)
Changes in operating assets and liabilities	4,874	(3,025)	1,065	(4,160)

Net income (loss)	$37,694	$(787)	$41,162	$342
Add (subtract):
Interest expense	10,156	9,376	20,185	18,935
Loss on extinguishment of debt	276	—	276	323
Interest income	(8)	(12)	(18)	(22)
Depreciation and amortization	11,450	12,578	24,082	25,520
Loss on sale of short-term investments	13	—	13	—
Loss on disposal of assets	585	139	626	419
Income tax expense (benefit)	(27,280)	(818)	(24,625)	249
Stock-based compensation and long-term cash incentives	660	976	2,048	1,693
Loss from equity method investment	21	—	21	—
AWN transaction related costs	427	4,131	1,272	4,459

Adjusted EBITDA	$33,994	$25,583	$65,042	$51,918

Less:
Incurred capital expenditures	(7,629)	(12,790)	(13,597)	(22,443)
AWN transaction related capital costs, net change	14	—	(41)	—
Cash interest expense	(11,219)	(9,987)	(18,383)	(17,003)

Free cash flow	$15,160	$2,806	$33,021	$12,472

Operating revenues	$97,736	$90,012	$188,795	$175,959

Adjusted EBITDA Margin	34.8%	28.4%	34.5%	29.5%

OUTLOOK

Our outlook for the remainder of 2013 is affected by the impact of the AWN transaction which closed on July 22, 2013. Following the close, our revenue streams will be impacted as follows:

•

Business and wholesale revenue is expected to continue to grow with the growth in broadband revenues, but approximately $5.0 million of backhaul revenue generated by us in the first half of the year, will move to AWN.

•	Consumer revenue is expected to show consistent performance with the first half of the year.

•	Access and CETC revenue is expected to be slightly higher in the second half of the year.

•	Wireless roaming will no longer be generated by us and will move to AWN.

•	Overall, we are targeting total revenue for 2013 of $340.0 million to $350.0 million

Cost of Sales and Selling General and Administrative expenses will be affected by new costs associated with wholesale payments to AWN, and will benefit from lower operating costs of the wireless network that is now the responsibility of AWN.

We anticipate our capital spending will be approximately $50.0 million, and cash interest expense to be about $35.0 million for the year. This outlook translates into approximately $20.0 million to $25.0 million in FCF for the year, which will be primarily dedicated to debt reductions.

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of June 30, 2013, we have recorded litigation reserves of $0.8 million against certain of those claims and legal actions. Our estimated range of reasonably possible losses does not materially differ from what has been reserved. Accordingly, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, comprehensive income or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress. See also “Part II, Item 1, Legal Proceedings.”

Additionally, this section should be read in conjunction with “Note 11 - Commitments and Contingencies” and “Note 12 - Subsequent Events” in the Notes to Consolidated Financial Statements, which report on consummation of the AWN Transaction and any remaining contingencies.

EMPLOYEES

As of June 30, 2013 we employed 794 regular full-time employees, 7 regular part-time employees and 18 temporary employees. Approximately 66% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement with the IBEW governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska through December 31, 2015. Management considers employee relations to be generally good.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is associated with changes in interest rates. The interest rates and cash interest payments were effectively fixed on approximately $499.2 million, or 95%, of our total borrowings of $526.4 million as of June 30, 2013. Our 6.25% Notes have a fixed coupon rate. The term loan component of our Senior Credit Facility bears interest of LIBOR plus 4.50% with a LIBOR floor of 1.5% as of June 30, 2013, and 4.75% with a LIBOR floor of 1.5% at July 23, 2013 after the close of the AWN transaction.

We manage our exposure to fluxuations in LIBOR and the resulting impact on interest expense and cash interest payments on our Senior Credit Facility through the utilization of floating-to-fixed interest rate swaps designated as cash flow hedges. As of June 30, 2013, interest expense on $385.0 million, or 93%, of the amount outstanding under the Senior Credit Facility was hedged. A hypothetical 100 basis point increase in LIBOR over the floor of 1.5% during the next twelve months would result in an approximately $0.3 million increase in interest expense and cash interest payments associated with the unhedged portion of the Senior Credit Facility.

As of June 30, 2013, the floating-to-fixed interest rate swaps discussed above included a swap in the notional amount of $192.5 million which, while providing an effective cash flow hedge, did not meet the criteria for hedge accounting treatment. Accordingly, changes in the fair value of this swap are recorded to interest expense. A hypothetical 10% increase in the fair value of this liability during the next twelve months would result in an approximately $0.4 million increase in interest expense. Changes in the fair value of this swap do not effect cash flows until and if it is terminated.

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

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated any changes in our internal controls over financial reporting that occurred during the second quarter of 2013. Based on this evaluation, we have concluded that there were no changes in our internal controls over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of June 30, 2013 we have recorded litigation reserves of $0.8 million against certain current claims and legal actions. Other than as described above and as disclosed previously in Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

On April 4, 2013, the IRS issued notification to the Company that agreement had been reached and approved in favor of all Company positions relative to the audit of Crest tax returns for the years 2006, 2007 and 2008. The case was categorized as a “no change” case whereby there is no deficiency or overassessment and no further action is required by the Company. Accordingly, the Company has reversed the reserves established for deferred tax assets associated with NOLs acquired from Crest. The Company has also reversed the write off of the inside basis adjustment. Despite issuance of the notification described above, the IRS may dispute the Company’s future utilization of these NOLs in the course of its audit of the associated returns. Any future use of these NOLs will be subject to the statute of limitations for the associated return. The Company’s indemnification from the sellers of Crest may expire before the expiration of these statutes of limitation. Should the IRS reverse its current position relative to the Crest matters in a future audit, and should the seller’s indemnification expire before the statute of limitation expires, then the Company may be subject to utilizing non-Crest related deferred tax assets or paying additional cash taxes.

We depend on the availability of personnel within our geographic location with the requisite level of technical expertise in the telecommunications industry.

Our ability to develop and maintain our networks and execute our business plan is dependent on the availability of technical engineering, IT, field, plant assignment, facilities monitoring, product development, sales, management, finance, legal, human resource and other personnel within our geographic location.

We are obligated to maintain a certain retail wireless subscriber base and if we fall below a certain level (calculated as 117,575 subscribers), we can receive lower distributions from AWN.

The owners of AWN have agreed to maintain a certain level of retail wireless subscribers to ensure the long-term value creation strategy of AWN. Should either party not maintain a certain level of subscribers, both companies are obligated to make certain payments. For ACS, beginning in 2015, we would receive lower annual preferred distributions. This amount is not expected to be material. For instance, if we maintained our current connection count our preferred distributions would be $1.7 million lower in 2015. The distributions to each member are subject to adjustments based on decreases in the number of ACS and GCI subscribers, with the aggregate adjustment capped at $21.8 million for each member over the respective testing periods for each member.

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

Date: August 2, 2013	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne Graham
Wayne Graham
Chief Financial Officer
(Principal Accounting Officer)