Form 10-Q
period 2013-09-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2013-11-08
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 23, 2013, there were outstanding 48,577,654 shares of Common Stock, $.01 par value, of the registrant.

Exhibit 2.1

Exhibit 2.2

Exhibit 2.3

Exhibit 3.1

Exhibit 10.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 101.INS

Exhibit 101.SCH

Exhibit 101.CAL

Exhibit 101.DEF

Exhibit 101.LAB

Exhibit 101.PRE

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$53,295	$16,839
Restricted cash	482	3,875
Short-term investments	—	2,050
Accounts receivable-trade, net of allowance of $5,744 and $6,231	31,390	39,713
Materials and supplies	12,112	9,409
Prepayments and other current assets	7,672	5,566
Deferred income taxes	1,478	8,301

Total current assets	106,429	85,753

Property, plant and equipment	1,345,048	1,463,320
Less: accumulated depreciation and amortization	(1,005,035)	(1,052,459)

Property, plant and equipment, net	340,013	410,861

Goodwill	4,650	8,850
Intangible assets, net	—	24,118
Debt issuance costs	7,502	10,558
Deferred income taxes	48,337	69,049
Equity method investments	207,566	2,028
Other assets	400	3,510

Total assets	$714,897	$614,727

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$12,865	$21,628
Accounts payable, accrued and other current liabilities, inclusive of $3,926 of AWN	61,033	56,378
Advance billings and customer deposits	8,837	8,970

Total current liabilities	82,735	86,976

Long-term obligations, net of current portion	444,782	533,772
Other long-term liabilities	93,571	28,662

Total liabilities	621,088	649,410

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized; 48,569 issued and outstanding at September 30, 2013; 45,765 issued and outstanding at December 31, 2012	486	458
Additional paid in capital	151,784	144,377
Accumulated deficit	(51,519)	(170,279)
Accumulated other comprehensive loss	(6,942)	(9,239)

Total stockholders’ equity (deficit)	93,809	(34,683)

Total liabilities and stockholders’ equity (deficit)	$714,897	$614,727

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Operating revenues	$83,841	$96,750	$272,657	$272,709

Operating expenses:
Cost of services and sales, inclusive of $11,228 of AWN	44,720	36,346	117,371	111,602
Selling, general and administrative	29,274	25,437	83,717	80,374
Depreciation and amortization	9,209	12,932	33,291	38,452
(Income) loss on disposal of assets, net	(132,109)	(2,559)	(131,483)	(2,140)
Earnings on equity method investments	(8,082)	(45)	(8,061)	(45)
AWN excess distribution	(2,867)	—	(2,867)	—

Total operating expenses (income)	(59,855)	72,111	91,968	228,243

Operating income	143,696	24,639	180,689	44,466

Other income and expense:
Interest expense	(9,785)	(10,268)	(29,970)	(29,203)
Loss on extinguishment of debt	(2,094)	—	(2,370)	(323)
Interest income	19	9	37	31
Other	—	—	(13)	—

Total other income and expense	(11,860)	(10,259)	(32,316)	(29,495)

Income before income tax expense	131,836	14,380	148,373	14,971

Income tax expense	(54,238)	(6,136)	(29,613)	(6,385)

Net income	77,598	8,244	118,760	8,586

Other comprehensive income (loss):
Minimum pension liability adjustment	205	199	612	541
Income tax effect	(84)	(82)	(252)	(222)
Interest rate swap marked to fair value	1,348	314	3,290	(2,209)
Income tax effect	(554)	(129)	(1,353)	907

Total other comprehensive income (loss)	915	302	2,297	(983)

Total comprehensive income	$78,513	$8,546	$121,057	$7,603

Net income per share:
Basic	$1.65	$0.18	$2.55	$0.19

Diluted	$1.33	$0.17	$2.09	$0.19

Weighted average shares outstanding:
Basic	47,159	45,664	46,592	45,511

Diluted	59,346	59,437	58,816	45,806

Cash dividends declared per common share	$—	$0.05	$—	$0.15

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

Nine Months Ended September 30, 2013

(Unaudited, In Thousands Except Per Share Amounts)

	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity (Deficit)

Balance, December 31, 2012	45,765	$458	$144,377	$(170,279)	$(9,239)	$(34,683)

Total comprehensive income	—	—	—	118,760	2,297	121,057

Stock compensation	—	—	2,268	—	—	2,268

Tax benefit of convertible note	—	—	302	—	—	302

Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(632)	—	—	(632)

Issuance of common stock, $.01 par	2,804	28	5,469	—	—	5,497

Balance, September 30, 2013	48,569	$486	$151,784	$(51,519)	$(6,942)	$93,809

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$118,760	$8,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,291	38,452
Gain on sale/contribution of asset to AWN	(132,424)	—
AWN excess distribution	(2,867)	—
Gain on ineffective hedge adjustment	(785)	—
Amortization of debt issuance costs and debt discount	5,754	4,382
Amortization of ineffective hedge	1,948	—
Amortization of deferred AWN capacity revenue	(738)	—
Stock-based compensation	2,268	2,662
Deferred income taxes	29,015	6,385
Provision for uncollectible accounts	805	1,836
Cash distribution from equity method investments	5,389	32
Earnings on equity method investments	(8,061)	(45)
Other non-cash expense, net	(1,710)	(2,042)
Changes in operating assets and liabilities	6,096	(4,038)

Net cash provided by operating activities	56,741	56,210

Cash Flows from Investing Activities:
Capital expenditures	(27,314)	(36,319)
Capitalized interest	(1,291)	(1,396)
Change in unsettled capital expenditures	(3,276)	(5,648)
Proceeds on sale of assets	4,747	2,923
Proceeds on sale/contribution of asset to AWN	100,000	—
AWN excess distribution	2,867	—
Net change in short-term investments	2,037	—
Change in unsettled acquisition costs	(3,345)	—
Net change in restricted accounts	3,393	(1,071)

Net cash provided (used) by investing activities	77,818	(41,511)

Cash Flows from Financing Activities:
Repayments of long-term debt	(97,382)	(9,255)
Debt issuance costs	(206)	—
Payment of cash dividend on common stock	—	(6,831)
Payment of withholding taxes on stock-based compensation	(632)	(243)
Proceeds from the issuance of common stock	117	179

Net cash used by financing activities	(98,103)	(16,150)

Change in cash and cash equivalents	36,456	(1,451)
Cash and cash equivalents, beginning of period	16,839	20,490

Cash and cash equivalents, end of period	$53,295	$19,039

Supplemental Cash Flow Data:
Interest paid	$25,201	$24,799
Extinguishment of hedging instrument	$4,073	$—
Income tax paid (refunded), net	$—	$(24)

Supplemental Non-cash Transactions:
Property acquired (retired) under capital leases, net	$(17)	$(24)
Dividend declared, but not paid	$—	$2,286
Additions to ARO asset	$180	$78
Exchange of debt with common stock	$6,000	$—

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

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position, comprehensive income and cash flows of Alaska Communications Systems Group, Inc. and the following wholly-owned subsidiaries:

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

• ACS Long Distance, LLC. (“ACSLD”)

• ACS Internet, LLC. (“ACSI”)

• ACS Messaging, Inc. (“ACSM”)

• ACS Cable Systems, LLC. (“ACSC”)

In addition to the wholly-owned subsidiaries, the Company owns a 49% interest in TekMate, LLC (“TekMate”) and a 33% interest in Alaska Wireless Network, LLC (“AWN”) which are represented in the Company’s condensed consolidated financial statements as equity method investments. See Note 2 Equity Method Investments for additional information.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income and cash flows for all periods presented. The comprehensive income for the three and nine months ended September 30, 2013, are not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2012 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.

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

additional information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012 and was adopted by the Company in the first quarter of 2013. The required disclosures are presented in Note 3 Fair Value Measurements.

Recently Issued Accounting Pronouncements

As of September 30, 2013, there were no recently issued accounting standards the future adoption of which is expected to have a material effect on the Company’s future financial condition and results of operations.

2.	EQUITY METHOD INVESTMENTS

The Company’s equity method investments consist of a 49% interest in TekMate and a 33% interest in AWN. The following table provides the Company’s ownership interest and investment in TekMate and AWN at the dates indicated:

	Ownership Interest	September 30, 2013	December 31, 2012
TekMate, LLC	49%	$2,024	$2,028
Alaska Wireless Network, LLC	33%	205,542	—

TekMate

In the nine-month period ended September 30, 2013, the Company’s interest in TekMate’s loss was $3 and TekMate made no cash distributions to the Company. At September 30, 2013, there were no undistributed earnings.

AWN

On July 22, 2013, the Company and General Communication, Inc. (“GCI”) completed the transactions contemplated by the June 4, 2012 Asset Purchase and Contribution Agreement (the “Contribution Agreement”) between themselves, two of their respective subsidiaries (the “ACS Member” and the “GCI Member”) and AWN for the purpose of combining their wireless networks into AWN.

Pursuant to the Contribution Agreement, the ACS Member sold certain wireless assets to the GCI Member for a cash payment of $100,000. The GCI Member then contributed these assets, together with GCI’s wireless assets, to AWN in exchange for a two-thirds membership interest in AWN. The ACS Member contributed the Company’s wireless assets that were not sold to GCI to AWN in exchange for a one-third membership interest in AWN. A national valuation firm is engaged by ACS and GCI to assist in the determination of the enterprise fair value of AWN and the allocation of the purchase price to the assets and liabilities. We are in the process of finalizing this valuation which is anticipated to be completed by the end of 2013. The preliminary estimate of fair value of the Company’s interest in AWN is $200,000. The estimate may be adjusted upon finalization. The assets sold or contributed included spectrum licenses and wireless switching and transmission equipment having a carrying value on the Company’s books of $87,542. Additionally, the Company contributed certain network usage rights necessary to operate the combined Alaska state-wide network contributed to AWN.

Contributed liabilities included certain asset retirement obligations and the obligations arising under the contributed contracts and direct third-party data circuit costs provided by tariff or purchase orders after the closing date.

At the closing, the parties to the AWN transaction entered into the First Amended and Restated Operating Agreement of The Alaska Wireless Network, LLC (the “Operating Agreement”) and other related agreements which will govern the ongoing relationship among the parties. Under the terms of the Operating Agreement, AWN will generally be managed by its majority owner, GCI, subject to certain protective rights retained by the Company and representation of one of three seats on AWN’s Board. Accordingly, ACS has the ability to exercise significant influence over AWN and accounts for its investment under the equity method in accordance with ASC 323 Investments—Equity Method and Joint Ventures.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

EQUITY METHOD INVESTMENTS (Continued)

The Operating Agreement provides that the ACS Member is entitled to a cumulative preferred cash distribution of up to $12,500 of Adjusted Free Cash Flow, as defined in the agreement, in each of the first eight quarters after closing and $11,250 in each of the eight quarters thereafter (ACS’ preference period). Such preferred cash distributions will be made on a monthly basis. GCI Member will receive distributions of the Adjusted Free Cash Flow in excess of the preferred distributions in each quarter during ACS’ preference period. The distributions to each member are subject to certain adjustments based on decreases in the number of ACS Member and GCI Member connections, with the aggregate adjustment capped at $21,800 for each member over the respective testing periods for each member. At the end of ACS’ preference period and payment of accumulated preference amounts, distributions will be made in accordance with membership interests.

In accordance with ASC 810-10, paragraph 40-6 Deconsolidation, the Contribution Agreement and the Operating Agreement cannot be bifurcated and are treated as a single transaction for accounting and financial reporting purposes. Accordingly, the sale by ACS of certain wireless assets to GCI, the contribution by ACS of other certain wireless assets directly to AWN, and the acquisition of one-third interest in AWN by ACS are accounted for as a single transaction.

In the third quarter 2013, the Company recorded a pre-tax gain of $132,424 representing the gain on the sale of wireless assets to GCI and the contribution of wireless to AWN. Approximately $83,200 of the pre-tax gain relates to ACS’ 1/3rd retained interest in its wireless assets sold/contributed to AWN.

During the preference period, income from AWN will be bifurcated between equity in earnings ($8,064 for the third quarter) and AWN excess distribution ($2,867 for the third quarter, representing contingent consideration). In the nine-month period ended September 30, 2013, specifically July 22, 2013 through September 30, 2013, the Company’s share of AWN’s adjusted free cash flow was $9,556, of which $5,389 was received during the period and $4,167 was paid within the 12-day contractual period.

AWN is accounting for the excess distribution as a form of redeemable preferred equity issued as part of the transaction and is presenting the estimated value as of September 30, 2013, of $66,800, as a component of equity in its financial statements. This accounting differs from our method of accounting for the excess distribution, in combination with the connection adjustments, as contingent consideration issued in connection with a business combination. The contingent consideration is treated as a gain contingency by us and recognized when realized or realizable. We intend to continue to work to resolve this discrepancy and expect to have this completed by the end of the year.

Condensed financial information on AWN is as follows:

September 30, 2013
Current Assets	$76,857
Total Assets	607,768
Current Liabilities	26,136
Total Liabilities	43,190
Equity	564,578

Inception to September 30, 2013
Operating Revenues	$58,826
Net Income	25,259
Adjusted Free Cash Flow	20,068

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

EQUITY METHOD INVESTMENTS (Continued)

The excess of cost over the Company’s share of net assets in AWN, excluding amounts representing ACS’ excess preferred distributions, is estimated to be $35,501 at September 30, 2013. This equity-method goodwill represents the increase in basis of the GCI Member’s contribution to AWN, as AWN is accounting for the GCI member’s contribution at carryover basis and ACS is accounting for it at estimated fair value. Approximately 64.5% of this equity-method goodwill represents an increase in the basis of GCI’s contributed assets and will be amortized over the estimated remaining useful lives of these assets. The remaining portion of this equity-method goodwill is not amortized; however, the investment in AWN is analyzed for impairment. No impairment has been recorded on ACS’ investment of AWN to-date.

Additionally on July 22, 2013, the Company made a $65,000 principal payment on the term loan under its 2010 Senior Secured Credit Facility (“Senior Credit Facility”). As a result of this incremental principal payment in the third quarter 2013, the Company terminated $192,500 of its $385,000 total notional floating-to-fixed interest rate swaps and paid charges of $4,073. Also in the third quarter 2013, the portion of unrealized losses on this swap recorded to accumulated other comprehensive loss, from the swap’s inception through the date hedge accounting treatment was discontinued (November 1, 2012), associated with the variable rate interest payments underlying the accelerated $65,000 principal payment, were reclassified to loss on extinguishment of debt. The amount of this reclassification was $707. The remaining balance of amounts recorded to accumulated other comprehensive loss associated with this hedge will be amortized to interest expense over the period of the remaining originally designated hedged variable rate interest payments.

3.	FAIR VALUE MEASUREMENTS

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The non-monetary consideration exchanged in the Company’s deconsolidation, related to the AWN transaction, has been valued using multiple valuation methods using significant unobservable inputs (Level 3). The fair value of the Company’s Senior Credit Facility, convertible notes and other long-term obligations of $438,756 at September 30, 2013, were estimated based primarily on quoted market prices (Level 1). The carrying values of these liabilities totaled $457,647 at September 30, 2013.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, at each hierarchical level:

	September 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other long-term liabilities:
Interest rate swaps	(3,619)	—	(3,619)	—	(9,819)	—	(9,819)	—

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

FAIR VALUE MEASUREMENTS (Continued)

Fair Value of AWN

As described in Note 2 Equity Method Investments, a national valuation firm was engaged by ACS and GCI to assist in the determination of the enterprise fair value of AWN and the allocation of the purchase price to the assets and liabilities. We are in the process of finalizing this valuation which is anticipated to be completed by the end of 2013. The preliminary estimate of fair value of the Company’s interest in AWN is $200,000 and the contributed network usage rights is $77,000. The estimates may be adjusted upon finalization. The deferred AWN capacity revenue ($3,852 in accounts payable, accrued and other current liabilities and $72,485 in other long-term liabilities) represents the value of the capacity contributions and the operations and maintenance support of these facilities. The benefit of this deferred revenue will be recognized over 20 years.

The following table represents certain valuation techniques used to measure the fair value of such instruments, and the significant unobservable inputs and values for those inputs:

	ACS’ Estimated Fair Value	Principal Valuation Technique	Unobservable Inputs	Significant Input Values
Investment in AWN	$200,000	Discounted Cash Flow	Risk-free Rate	4.0%
			Debt Yield	6.8%
			Beta	1.0
			Market Risk Premium	5.0%
			Small Stock Premium	5.5%
			Company Specific Risk	2.0%
			Industry Debt to Total	40.0%
			Weighted Average Cost Capital	11.5%
Deferred Gain Right to Use	$3,852	Cost	Historical Cost + Margin	Actual
	72,485		Discount Rate	8.0%
			Trend Factor	1.7%
			Term	1-10 years
			Cost Escalation Factor	2.4%

Derivative Financial Instruments

Prior to the AWN transaction, the Company had three floating-to-fixed interest rate swaps to manage variable interest rate risk. The notional amount of these swaps was $192,500, $115,500 and $77,000 with interest rates of 6.963%, 6.970% and 6.975%, respectively, inclusive of a 4.5% LIBOR spread. The swaps began on June 30, 2012 and expire on September 30, 2015. At low LIBOR rates, payments under the swaps increased the Company’s cash interest expense.

On November 1, 2012, the effective date of the amendment to the Company’s Senior Credit Facility, and as a result of the incremental $65,000 AWN transaction principal payment on the term loan required by this amendment, it was determined that the swap in the notional amount of $192,500 no longer met the hedge effectiveness criteria under ASC 815 Derivatives and Hedging. Accordingly, hedge accounting treatment was discontinued prospectively on this swap effective November 1, 2012, and subsequent changes in the fair value

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

FAIR VALUE MEASUREMENTS (Continued)

were recognized as interest expense. Amounts recorded to other comprehensive loss from the date of the swap’s inception through October 31, 2012 were amortized to interest expense over the period of the originally scheduled interest payments. On July 19, 2013, when the Company received final approval from the SEC regarding the investment company act, the AWN transaction moved from “possible” to “probable” and triggered the movement of $707 from other comprehensive loss to loss on the extinguishment of debt, representing the portion of the $192,500 swap that was over-hedged when the $65,000 payment was made. The remaining amount will be amortized from other comprehensive loss to interest expense over the life of the term loan. The $192,500 swap settled on August 1, 2013 for $4,073 in cash and, simultaneously, the marked-to-market resulted in an adjustment to interest expense of $231.

In conjunction with the November 1, 2012 amendment, the notional amount of the two remaining swaps are $115,500 and $77,000 with interest rates of 7.220% and 7.225%, respectively, inclusive of a 4.75% LIBOR spread. The outstanding amount of the two remaining swaps as of period-end are reported on the balance sheet at fair value, represented by the estimated amount the Company would receive, or pay, to terminate the swaps. They are valued using models based on readily observable market parameters for all substantial terms of the contracts and are classified within Level 2 of the fair value hierarchy.

The following table presents information about the floating-to-fixed interest rate swap in the notional amount of $192,500 as of and for the three and nine-month periods ending September 30, 2013:

	Three Months	Nine Months
Reclassified from accumulated other comprehensive loss to interest expense	$(1,082)	$(1,948)
Change in fair value credited to interest expense	$(231)	$785
Estimated amount of accumulated other comprehensive loss to be reclassified to interest expense within the next twelve months		$(1,424)

4.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at September 30, 2013 and December 31, 2012, respectively:

	2013	2012
2010 senior credit facility term loan due 2016	$347,725	$431,200
Debt discount - 2010 senior credit facility term loan due 2016	(1,838)	(2,796)
6.25% convertible notes due 2018	114,000	120,000
Debt discount - 6.25% convertible notes due 2018	(9,666)	(11,602)
5.75% convertible notes due 2013	—	12,980
Debt discount - 5.75% convertible notes due 2013	—	(114)
Revolving credit facility loan	—	—
Capital leases and other long-term obligations	7,426	5,732

	457,647	555,400
Less current portion	(12,865)	(21,628)

Long-term obligations, net of current portion	$444,782	$533,772

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

LONG-TERM OBLIGATIONS (Continued)

On July 22, 2013, the Company made a $65,000 principal payment on the term loan under its 2010 Senior Credit Facility (as explained above in Note 2 Equity Method Investments). The Board of Directors has authorized the issuance of up to 10% of the Company’s common shares (no more than 4,700 shares) for the purchase of its convertible notes. On August 29, 2013, the Company delivered and issued 698 common shares in exchange for the retirement of $2,500 aggregate principal amount of 6.25% convertible notes due 2018. On September 10, 2013, the Company delivered and issued 1,203 common shares in exchange for the retirement of $3,500 aggregate principal amount of 6.25% convertible notes due 2018.

As of September 30, 2013, the aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to September 30, 2013, were as follows:

2013 (October 1 - December 31)	$2,183
2014 (January 1 - December 31)	14,253
2015 (January 1 - December 31)	15,361
2016 (January 1 - December 31)	318,730
2017 (January 1 - December 31)	437
2018 (January 1 - December 31)	114,288
Thereafter	3,899

$469,151

5.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the nine-month period ended September 30, 2013:

	Defined Benefit Pension Plans	Interest Rate Swaps	Total
Balance, December 31, 2012	$(3,491)	$(5,748)	$(9,239)
Other comprehensive income before reclassifications	—	790	790
Reclassifications from accumulated comprehensive loss to net income	360	1,147	1,507

Net other comprehensive income	360	1,937	2,297

Balance, September 30, 2013	$(3,131)	$(3,811)	$(6,942)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

The following table summarizes the reclassifications from accumulated other comprehensive loss to net income for the three and nine-month periods ended September 30, 2013:

	Three Months	Nine Months
Amortization of defined benefit plan pension items: (1)
Amortization of loss (3)	$205	$612
Income tax effect	(84)	(252)

After tax	121	360

Amortization of loss on ineffective interest rate swap: (2)
Reclassification to interest expense	1,082	1,948
Income tax effect	(445)	(801)

After tax	637	1,147

Total reclassifications net of income tax	$758	$1,507

(1)	See Note 8 Retirement Plans for additional information regarding the Company’s pension plans.
(2)	See Note 3 Fair Value Measurements for additional information regarding the plan to terminate this swap.
(3)	Included in cost of services and sales and selling, general and administrative expense.

6.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, stock options, restricted stock, stock-settled stock appreciation rights (“SSARs”), performance share units and other awards may be granted to officers, employees, consultants, and non-employee directors.

The following table summarizes the SSARs and stock option activity for the nine-month period ended September 30, 2013

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	311	$8.66
Granted	—	—
Exercised	—	—
Canceled or expired	(12)	5.36

Outstanding at September 30, 2013	299	8.79	0.27	$—

Exercisable at September 30, 2013	299	$8.79	0.27	$—

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

STOCK INCENTIVE PLANS (Continued)

The following table summarizes the restricted stock unit, long-term incentive award and non-employee director stock compensation activity for the nine-month period ended September 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	1,292	$5.38
Granted	677	1.89
Vested	(972)	4.50
Canceled or expired	(49)	6.55

Nonvested at September 30, 2013	948	$3.67

The following table summarizes the performance share unit activity for the nine-month period ended September 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	764	$4.09
Granted	843	1.65
Vested	(282)	2.67
Canceled or expired	(130)	1.96

Nonvested at September 30, 2013	1,195	$2.94

The following table summarizes the assumptions used for valuation of equity instruments granted during the nine-month periods ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Restricted stock:
Risk free rate	0.03% - 0.18%	0.18% - 0.21%
Quarterly dividend per share	$—	$0.05
Expected annual forfeiture rate	0% - 9%	9%

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

STOCK INCENTIVE PLANS (Continued)

The following table provides selected information about the Company’s share-based compensation for the three and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total compensation cost for share-based payments	$550	$969	$2,268	$2,662
Weighted average grant-date fair value of equity instruments granted (per share)	2.57	2.25	1.76	2.68
Total fair value of shares vested during the period	111	100	4,823	2,534
Total intrinsic value of options exercised	—	—	—	—
Unamortized share-based payments	2,132	2,839	2,132	2,839
Weighted average period (in years) to be recognized as expense	1.9	1.3	1.9	1.3

7.	EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potential common share equivalents include options, restricted stock and SSARs granted to employees and deferred shares granted to directors. The Company includes dilutive stock options based on the treasury stock method. Excluded from the calculation were options and SSARs totaling 299 and 311 which were out-of-the-money and therefore anti-dilutive at September 30, 2013 and 2012, respectively. Additionally, shares related to the Company’s convertible notes, which were anti-dilutive for the nine-months ended September 30, 2012, were excluded.

The calculation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss) applicable to common shares	$77,598	$8,244	$118,760	$8,586
Tax-effected interest expense attributable to convertible notes	1,485	1,808	4,409	—

Net income assuming dilution	$79,083	$10,052	$123,169	$8,586

Weighted average common shares outstanding:
Basic shares	47,159	45,664	46,592	45,511
Effect of stock-based compensation	674	422	605	295
Effect of convertible notes	11,513	13,351	11,619	—

Diluted shares	59,346	59,437	58,816	45,806

Earnings (loss) per share:
Basic	$1.65	$0.18	$2.55	$0.19

Diluted	$1.33	$0.17	$2.09	$0.19

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

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. This plan is not fully funded under ERISA as of September 30, 2013.

For additional information regarding the funding status of our plans, please refer to the audited financial statements and footnotes therein included in our Form 10-K dated December 31, 2012.

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest cost	$160	$179	$480	$466
Expected return on plan assets	(180)	(174)	(541)	(440)
Amortization of loss	205	199	612	532

Net periodic pension expense	$185	$204	$551	$558

9.	BUSINESS SEGMENTS

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

The Company enters into purchase commitments with vendors in the ordinary course of business, including minimum purchase agreements with certain suppliers of handsets. The Company also has long-term purchase contracts with vendors to support the on-going needs of its business. These purchase commitments and contracts have varying terms and in certain cases may require the Company to buy goods and services in the future at predetermined volumes and at fixed prices. The Company also has an obligation to spend up to $5,000 in capital expenditures to allow AWN to access certain components of the capacity contributed by the Company to AWN.

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $925 at September 30, 2013 against certain current claims and legal actions. The Company’s estimated range of reasonably possible losses does not materially differ from what has been reserved. Accordingly, the Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Forward-looking statements may be contained in this Form 10-Q under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	the impact of Verizon Wireless (“Verizon”) continued build-out of its wireless network in Alaska which became operational in May 2013

•	the ability of AWN to integrate, operate, and improve the wireless assets contributed to it while maintaining effective interfaces and key product support systems with our retail business

•	the ability of AWN to generate sufficient free cash flow to support our preferred distribution

•	the wholesale terms established by AWN

•	the ability of AWN to maintain a certain level of retail wireless subscribers

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

•	our ability to comply with the covenants and other terms contained in our Senior Credit Facility

•	the cost and availability of future financing in the amounts, at the terms, and subject to the conditions necessary to support our business and pursue growth opportunities

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

•	changes in overall national, regional or local economic conditions

•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan

•	the success or failure of any future acquisitions or other major transactions

•	geologic or other natural disturbances relevant to the location of our operations

•	the ability to attract, recruit, retain and develop the workforce necessary for implementing our business plan

•	the matters described under Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and this Quarterly Report on Form 10-Q

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

As a result of these adverse events, management in 2012 implemented a business plan that focused on driving sustained growth in retail broadband revenue across multiple market segments – business, wholesale, and consumer; wireline and wireless. Previously, the Company had focused on select market segments, primarily wireless and enterprise, with the intent to maximize returns. These adverse external events necessitated a broader view of all market segments, and a move away from reliance on support and roaming revenues.

Management’s assessment of the telecom market in Alaska indicated an estimated $1.0 billion market growing approximately five percent annually. To generate sustained growth in this market, our business plan requires investments in sales, service, marketing and product development and other initiatives, such as incorporating LEAN methodologies to eliminate waste in our business.

In conjunction with the commencement of this long-term plan and these future adverse impacts, management and the Board of Directors recognized that the Company needed to reduce its outstanding debt to sustainable levels. Consequently, in the fourth quarter of 2011 our Board of Directors reduced our quarterly common stock dividend from $0.215 to $0.050 and, in the fourth quarter of 2012, completely suspended the cash dividend.

This long-term plan is resulting in improved financial results. Broadband revenue growth has accelerated, the Company is adding customers across many different market segments, and the Company has reduced debt through cash and convertible buybacks totaling $122.9 million since January 1, 2012.

In addition to this plan, on July 23, 2013, the Company announced the closing of the AWN Transaction, allowing us to combine our wireless network with that of GCI. ACS is a 33% owner of AWN, while GCI owns the remaining 67%. GCI and ACS are leading wireless providers in Alaska, and in forming AWN, they both have each contributed their respective wireless assets, including spectrum licenses, cell sites, backhaul facility usage rights, and other assets necessary for AWN to operate an infrastructure company that designs, builds, and operates a statewide wireless network. AWN’s network will cover more of Alaska’s population than the network of any other wireless provider, and will provide the latest wireless services, including LTE, to its owners. GCI and ACS will independently sell these services to their respective retail customers and continue to operate as competitors in Alaska.

Under the AWN structure, AWN will generate earnings based upon: (i) wholesale revenues it will receive from its two retail owners, which are impacted by the number of connections and the wholesale rates established by AWN for these connections, which are anticipated to be about 70% of our retail wireless revenues, (ii) 100% of CETC revenues, (iii) roaming revenues from other wireless carriers, and (iv) revenues by selling backhaul to other wireless carriers (note that this does not preclude the Company from selling backhaul directly to other wireless carriers in competition with both GCI and AWN). AWN will incur all costs associated with operation of the wireless network, and will provide a mechanism to support its owners for their wireless equipment subsidies. AWN has no debt, other than a working capital revolver, and the governance of AWN is designed to maximize the agreed-upon financial objectives of its owners – to maximize its free cash flow (“FCF”) and to distribute this FCF to its owners.

As an owner, ACS will profit from AWN three ways:

1.	GCI paid ACS $100.0 million at closing, and we used $65.0 million of these proceeds to pay down our senior term loan facility. Of the remaining $35.0 million of liquidity, $4.1 million was used to unwind interest rate swaps, and $8.5 million to fund fees and expenses due at closing.

2.	AWN will pay ACS a preferred distribution over the first four years, after formation, totaling up to $190.0 million, subject to criteria set forth in the Operating Agreement.

3.	After four years, we will receive future distribution of FCF in proportion to our interest.

ACS will continue to provide wireless services to its retail wireless customers, and our margins on wireless services will now be based on the wholesale charges paid to AWN as well as any other direct costs we incur to support our retail wireless customers. Historical costs, such as roaming COGS and wireless equipment subsidies, are now primarily the responsibility of AWN. This retail services business is not anticipated to generate significant FCF for ACS.

We believe that AWN’s future financial performance, and the preferred distribution structure will result in a higher degree of certainty for our future FCF performance than we otherwise would have expected to generate as a standalone wireless operator, in particular with the entry of Verizon into our market.

Finally, our business plan called for systematic expense management to ensure we operate efficiently and deliver the highest level of customer service. In 2013, the company formally adopted LEAN as a framework to eliminate waste and simplify how we do business. We have established a team of process improvement experts who have adopted LEAN and we are implementing LEAN, with a particular area of focus in 2013 being supply chain management and certain corporate functions. We expect that LEAN will empower our employees to eliminate waste which will improve our customer experience. We will spend less over time and this is expected to improve our profitability.

REGULATORY UPDATE

The items reported under Part I, Item 1 Business—Regulation in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, are updated as follows. This section should be read in conjunction with the corresponding items previously disclosed in our Annual Report.

Federal Universal Service Support

The Connect America Fund

Price-cap ILECs, such as us, must use the frozen universal service support we receive under Connect America Fund (“CAF”) Phase I to support modern communications networks capable of supporting broadband and voice services, and over time must increasingly target areas that are substantially unserved by any unsupported competitor providing such services. Specifically, under FCC rules, the ACS ILECs receive a total of $19.7 million annually in frozen CAF Phase I support. In 2013, we must spend one-third of this total to build and operate broadband-capable networks used to offer our own retail broadband service in areas substantially unserved by an unsubsidized competitor. On April 9, 2013, we filed a request for the FCC to waive certain restrictions on the use of this portion of our frozen CAF Phase I support in order to permit us to use this support more effectively to achieve the purposes of the rule. The FCC denied the Company’s petition but granted some limited relief to all carriers in an order issued October 30, 2013.

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

The Mobility Fund

The FCC has rescheduled the $50.0 million “Tribal Mobility Fund Phase I” reverse auction for December 19, 2013. That auction will allocate one-time support to deploy mobile voice and broadband services to unserved Tribal lands, including Alaska Native regions established pursuant to the Alaska Native Claims Settlements Act. In March 2013, the FCC sought comment on the rules that will govern this auction. Once those rules are established, we will evaluate the level of our participation in that auction.

2013 FOCUS

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on being the most successful broadband solutions company in Alaska by delivering the best customer experience in the markets we choose to serve. To do this we will continue to:

•	Develop Our Workforce to Build Our Sales and Service Capabilities. We believe an engaged workforce is critical to our success.

•	Provide Exceptional Customer Service Every Time. We strive to deliver service as promised to our customers, and make it right if our customers are not satisfied with what we delivered.

•

Simplify How We Do Business. We believe we must reduce waste, which is defined as any activity that does not add value to its intended customer. Doing so improves the experience we deliver to our customers. We are accelerating our investments in technology and process improvement and adopting LEAN methodologies and expect these efforts to meaningfully impact our financial performance in the long-term.

•

Offer Broadband Solutions to Our Customers at Home, at Work and Everywhere in Between. We are building on strength in designing, building and operating quality networks and providing new products and solutions to our customers.

We believe we can create value for our shareholders by driving revenue growth through increasing broadband revenues. By managing our cost structure and selectively investing capital back into our business, we expect to generate FCF which will be used to reduce debt.

For the remainder of 2013 we are focused on the following key initiatives:

•

Continued product roll-outs to provide value-added services to our customers. For instance, we anticipate expanded significant new wireless offerings which include shared data plans and LTE prepaid products. For our business customers we are focused on additional IT services such as our Constantly On IT product, and providing increasing speeds through either our dedicated internet or internet over Ethernet products.

•

We are also pursuing a program of investment in our broadband capabilities through a fiber-to-the-node construction plan, focused primarily in Anchorage for the 2013 construction year. This plan will allow us to shorten loop lengths in our service areas and expand the speeds we can offer to our customers, with a primary focus on business customers. These facilities are expected to be completed by the end of the year, and go into service in 2014.

•

We are also working with the FCC to seek ways to provide more predictable and appropriate long-term funding sources to fulfill our broadband build out obligations throughout Alaska, as required by this agency.

•

We have also brought on board a new member on the senior management team to lead our growth in the area of IT and Network Managed Services. We participate in this area in a limited manner today, through both the work we do for our customers and through our partner, Tekmate. We believe that enhanced management attention will drive further growth in this area over the upcoming years.

REVENUE SOURCES BY CUSTOMER GROUP

We manage our revenues based on the sale of services and products to the following major customer groups:

•

Business and Wholesale: We provide voice and broadband services and other value-added products and services such as managed and professional services, customer network hosting, billing and collection and wholesale long distance services to carriers.

•	Consumer: We provide broadband, Internet access, local and long distance voice, and other communications products and services to residential customers.

•

Access: We provide voice and broadband termination services to interstate and intrastate carriers who provide services to our retail customers. We also receive interstate and intrastate high-cost universal support funds and other revenue streams as structured by state and federal regulatory agencies that have historically allowed us to recover our costs of providing universal service in Alaska.

•

Wireless and backhaul: We provide wireless voice and broadband services, and other value-added wireless products and services, such as wireless devices and other equipment, statewide across Alaska with roaming coverage available in the contiguous states, Hawaii and Canada. Additionally, we provide backhaul services to wireless carriers. Our CETC earnings are also included within this revenue source, which we receive and then remit to AWN. Accordingly, CETC has no impact to our net income of Adjusted EBITDA.

EXECUTIVE SUMMARY

The following summary should be read in conjunction with Non-GAAP Financial Measures included herein.

Operating Revenues

Consolidated operating revenue of $83.8 million decreased $12.9 million, or 13.3%, in the third quarter of 2013 compared with the third quarter of 2012. The reduction was primarily caused by foreign roaming revenue decreasing $13.3 million, as this revenue stream moved to AWN in late July.

Adjusted EBITDA

Adjusted EBITDA, as defined in Non-GAAP Financial Measures (“Adjusted EBITDA”) of $24.8 million decreased $11.7 million, or 32.1%, compared with the third quarter of 2012, due primarily to $12.9 million of lower revenue, and anticipated charges following the close of AWN. The AWN preferred distribution contributed $9.6 million to Adjusted EBITDA.

Operating Metrics

Business broadband connections of 19,216 and average monthly revenue per user (“ARPU”) of $175.00 at September 30, 2013 and in the third quarter of 2013, respectively, were up from connections of 18,605 and ARPU of $154.02 in the comparable periods of 2012. Business broadband connection counts have been restated to correct how certain high bandwidth circuit-types are measured. These changes have no affect on our financial results, but will affect connection count and ARPU amounts presented above as compared to their presentation in prior periods. The growth in broadband ARPU reflects customer demand for increasing amounts of bandwidth. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as does a customer with a 1MB connection. We believe that ARPU is an important metric indicating the increasing amounts of bandwidth that we provide to our customers, and that it is expected to grow at a faster rate than connections.

In the third quarter of 2013, consumer broadband connections of 38,117 increased for the sixth consecutive quarter and were up 5.4% year-over-year. Consumer broadband ARPU increased to $48.63 in the third quarter of 2013 compared with $41.73 in the third quarter of 2012.

Wireless connections of 112,114 at September 30, 2013 decreased 7.3% from 120,975 at September 30, 2012. Loss of 8,107 postpaid and 3,613 lifeline customers was partially offset by 2,859 higher prepaid customers. The erosion of lifeline customers is associated with new certification rules for these customers enacted by the FCC. Weakness in postpaid has been elevated, with the loss of 6,122 consumer, 1,960 business postpaid, and 25 wholesale customers. These losses were attributable to several factors, including: (i) erosion in our 3G MiFi devices of approximately 500, as we tightened our usage policies and as customers enabled the Wi-Fi feature on their phones; (ii) delay in availability of the iPhone 5 devices relative to our competition in the fourth quarter 2012; (iii) market share losses to national competitors, such as AT&T, who are expanding their network coverage in Alaska and, in certain markets, have a superior service experience than ACS, (iv) aggressive advertising and contract buyout practices by GCI to gain market share; (v) the effects of network transition as we move from our legacy CDMA to AWN’s LTE/HSPA+/GSM networks, which does not currently have the same coverage profile of our legacy network or the same roaming experience; (vi) allocation of product and marketing resources to AWN closing and integration related activities taking attention away from everyday operations; and (vii) the reduction of 714, non-revenue generating, internal-use connections in the third quarter of 2013. The success of our prepaid offerings was attributable to the launch of significant prepaid offerings in 2012 and expansion of our indirect sales channel.

Churn on wireless connections of 3.2% in the third quarter of 2013 increased from 2.0% in the third quarter of 2012 due to the losses discussed above.

Under the AWN structure, AWN supports our wireless device subsidy based on an established reimbursement policy for devices. Our wireless device subsidy was previously a significant operating expense, but following AWN, it is expected to be significantly lower. The table below provides certain key operating metrics as of or for the periods indicated. ARPU is defined as average monthly revenue per user.

	September 30,
	2013	2012

Voice:
At quarter-end:
Consumer access lines	50,722	57,483
Business access lines	80,071	81,330
Quarter:
ARPU - consumer	$26.81	$26.65
ARPU - business	$24.04	$24.34
Year-to-date:
ARPU - consumer	$26.75	$26.68
ARPU - business	$23.87	$24.39

Broadband: (1)
At quarter-end:
Consumer connections	38,117	36,152
Business connections (2)	19,216	18,605
Quarter:
ARPU - consumer	$48.63	$41.73
ARPU - business (2)	$175.00	$154.02
Year-to-date:
ARPU - consumer	$48.17	$40.69
ARPU - business (2)	$172.57	$149.92

Wireless:
At quarter-end:
Postpaid connections (3)	86,423	94,530
Lifeline connections	9,077	12,690
Prepaid connections	16,614	13,755

Total	112,114	120,975

Quarter:
ARPU - retail	$52.08	$51.79
ARPU - broadband	$26.40	$19.70
Year-to-date:
ARPU - retail	$52.36	$51.58
ARPU - broadband	$24.55	$18.59

Churn:
Voice connections (4)	1.4%	1.4%
Broadband connections (1) (4)	2.4%	2.3%
Wireless connections	3.2%	2.0%

Wireless equipment subsidy (in thousands)
Quarter	$(1,062)	$(2,608)
Year-to-date	$(8,051)	$(11,725)

(1)	Consumer and business broadband connections, ARPU, and churn have been restated to exclude dial up lines.
(2)	Business broadband connections counts have been restated to correct how certain high bandwidth circuits types are measured. These change have no affect on our financial results, but will affect connection count and ARPU amounts presented above compared to their presentation in prior periods.
(3)	September 30, 2013 Wireless connections have been reduced by 714, non-revenue generating, internal-use, connections.
(4)	Voice and broadband churn have been restated to exclude wholesale lines.

Liquidity

We generated $56.7 million of cash from operating activities during the first three quarters of 2013 compared with $56.2 million during the same period 2012. Proceeds related to the AWN transaction of $100.0 million, combined with a $11.5 million reduction in total capital spending, and a $6.8 million reduction in cash dividend payments was utilized, in part, to fund the $97.4 million repayment of debt, representing a $88.1 million increase over debt repayments during the first three quarters of 2012. We ended the quarter with cash and cash equivalents of $53.3 million, a 216% increase from December 31, 2012.

Other Initiatives

During the first quarter 2013, we achieved Carrier Ethernet 2.0 Certification for certain broadband services, becoming the first carrier in Alaska, the second in the U.S., and the third in the world to achieve the standard. The qualifications for these certifications bring standardized definitions for reliability, class and quality of service as well as security and scalability. Reception from carrier customers and retail customers alike has been positive. The certification represents a multi-phase product enhancement roadmap which will include deployment of customer portals for performance visibility and self-service management.

RESULTS OF OPERATIONS

All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

	Three Months Ended September 30,
(in thousands)	2013	2012	Change	% Change
Operating revenues:
Wireline revenue

Business and wholesale
Retail service revenue
Voice	$5,790	$5,967	$(177)	–3.0%
Broadband	10,080	$8,613	1,467	17.0%
Equipment sales	480	$311	169	54.3%
Wholesale and other	9,193	$9,736	(543)	–5.6%

Total business and wholesale revenue	25,543	24,627	916	3.7%

Consumer
Retail service revenue
Voice	4,147	4,676	(529)	–11.3%
Broadband	5,596	4,613	983	21.3%
Equipment sales	36	42	(6)	–14.3%
Other	478	413	65	15.7%

Total consumer revenue	10,257	9,744	513	5.3%

Access
High cost support	4,984	5,087	(103)	–2.0%
Switched, special and other access	9,273	10,024	(751)	–7.5%

Total access	14,257	15,111	(854)	–5.7%

Total wireline revenue	50,057	49,482	575	1.2%

Wireless and backhaul revenue
Retail service revenue
Voice	9,993	12,355	(2,362)	–19.1%
Broadband	7,680	6,340	1,340	21.1%
Equipment sales	1,255	1,737	(482)	–27.7%
Foreign roaming	5,594	18,919	(13,325)	–70.4%
Other	1,441	1,132	309	27.3%
CETC	5,139	4,979	160	3.2%
Wireless backhaul	1,944	1,806	138	7.6%
Amortization of deferred AWN capacity revenue	738	—	738	n/a

Total wireless and backhaul revenue	33,784	47,268	(13,484)	–28.5%

Total operating revenues	83,841	96,750	(12,909)	–13.3%

Operating expenses:
Cost of services and sales	44,720	36,346	8,374	23.0%
Selling, general and administrative	29,274	25,437	3,837	15.1%
Depreciation and amortization	9,209	12,932	(3,723)	–28.8%
Gain on disposal of assets, net	(132,109)	(2,559)	(129,550)	5062.5%
Earnings on equity method investments, net	(8,082)	(45)	(8,037)	17860.0%
AWN excess distribution	(2,867)	—	(2,867)	n/a

Total operating expenses	(59,855)	72,111	(131,966)	–183.0%

Operating income	143,696	24,639	119,057	483.2%

Other income and expense:
Interest expense	(9,785)	(10,268)	483	–4.7%
Loss on extinguishment of debt	(2,094)	—	(2,094)	n/a
Interest income	19	9	10	111.1%

Total other income and expense	(11,860)	(10,259)	(1,601)	15.6%

Income before income tax expense	131,836	14,380	117,456

Income tax expense	(54,238)	(6,136)	(48,102)

Net income	$77,598	$8,244	$69,354

Operating Revenue

Wireline Revenue—Business and Wholesale

Business and Wholesale revenue of $25.5 million increased $0.9 million, or 3.7%, in the three-month period of 2013 from $24.7 million in the same period of 2012. This improvement was due primarily to increased broadband revenue of $1.5 million, while partially offset by decreased wholesale revenue of $0.5 million from the sale of UNE’s to GCI and lower wholesale long-distance voice revenue of $0.2 million. Broadband ARPU increased to $175.00 in the third quarter of 2013 from $154.02 in the third quarter of 2012, an increase of 13.6%. While competition remains high for this market segment, we see continued opportunity for growth in the business and wholesale segment. Our performance reflects certain back-office constraints, both resources and processes, that have resulted in delays in turning up revenues during the summer months.

Wireline Revenue—Consumer

Consumer revenue of $10.3 million increased $0.5 million, or 5.3%, in the three-month period of 2013 from $9.7 million in the same period of 2012. Broadband revenue increased $1.0 million and voice revenue decreased $0.5 million. Broadband connections increased 1,965, or 5.4%, year-over-year and customers are subscribing to higher levels of bandwidth speeds, which resulted in an increase in ARPU to $48.63 from $41.73, an increase of 16.5%. Higher ARPU is associated with lower bandwidth customers moving to higher speeds. In spite of the level of competition in our local market, we expect our retail customers to continue to demand higher bandwidth speeds as new products and services in the marketplace require it. We expect the downward trend in voice revenue to continue as more customers cut their fixed landline voice service and move to wireless alternatives.

Wireline Revenue—Access

Access revenue of $14.3 million decreased $0.9 million, or 5.7%, in the three-month period of 2013 from $15.1 million in the same period of 2012. This decline was due primarily to reduced revenue from switched and special access lines of $0.8 million. We expect the downward trend in access revenue to continue as more customers move to wireless alternatives. Rules for future high-cost support revenue are being developed by the FCC and in the interim, under current rules, we expect continued declines.

Wireless and Backhaul Revenue

Wireless and backhaul revenue of $33.8 million decreased $13.5 million, or 28.5%, in the three-month period of 2013 from $47.3 million in the same period of 2012. Retail service revenue, comprised of voice and broadband services declined $1.0 million, caused primarily by lower year-over-year connections. Foreign roaming revenue decreased $13.3 million, as this revenue stream moved to AWN in late July 2013. Our future retail service revenue will be impacted by the success of new products and offerings such as shared data and prepaid plans, as well as new devices. Although our current contracts for backhaul have moved to AWN, we will continue to pursue market opportunities and expect this revenue stream to grow over the next few years.

Operating Expenses

Cost of Services and Sales

Cost of services and sales of $44.7 million increased $8.4 million, or 23.0%, in the three-month period of 2013 from $36.3 million in the same period of 2012. This increase was due to $8.6 million in increased AWN service revenue wholesale costs, representing a new cost for us purchasing wholesale wireless plans from AWN, and $5.1 million in CETC costs which is a new category of costs for us as we pass-through our CETC revenue to AWN. These higher costs were primarily offset by decreases of $2.9 million in roaming costs, and other direct operating expenses, such as leased circuits that have moved to AWN. Additionally, we experienced a decrease of $2.0 million in device and accessory costs primarily related to handset subsidy support received from AWN, which is expected to continue.

Selling, General and Administrative

Selling, general and administrative expenses of $29.3 million increased $3.8 million, or 15.1%, in the three-month period of 2013 from $25.4 million in the same period of 2012. This increase was due primarily to increased 2013 AWN transaction costs of $4.1 million, partially offset by decreases in other costs, such as $0.7 million from property taxes. During 2013, we partnered with a third-party firm to research and reduce our property taxes and we expect a moderate level of additional savings into 2014, at which time we believe these expenses will level out.

Depreciation and Amortization

Depreciation and amortization expense of $9.2 million decreased $3.7 million, or 28.8%, in the three-month period of 2013 from $12.9 million in the same period of 2012 due primarily to the sale/contribution of assets with a book value of $63.4 million to AWN in late July 2013.

(Income) Loss on Disposal of Assets, Net

The $132.1 million income on disposal of assets in the third quarter of 2013 was primarily associated with the $132.4 million gain on sale of assets to GCI and the contribution of assets to AWN.

Earnings on Equity Method Investments, Net

The $8.1 million earnings on equity method investments relates to earnings from our two equity method investments; TekMate and AWN. The balance is almost entirely from AWN’s third quarter 2013 earnings at ACS’ ownership percentage.

AWN Excess Distribution

The $2.9 million balance represents the excess distribution we received from AWN over the amount we would have received had the distribution been based on our 1/3rd ownership percentage.

Other Income and Expense

Interest expense of $9.8 million in the three-month period of 2013 decreased $0.5 million, or 4.7%, compared with $10.3 million in the same period of 2012 due to a higher weighted-average interest rate, partially offset by lower average borrowings. Interest expense was impacted by the following: (i) a $1.8 million decrease due to overall lower debt balances, and (ii) a $0.8 million increase associated with an amendment to our Senior Loan Facility which took place November 1, 2012, and increased our cost of borrowing by 75 basis points. Under the amendment, our stated cost of borrowing increased from LIBOR plus 400 basis points to LIBOR plus 475 basis points.

In the fourth quarter of 2012, an interest rate swap in the notional amount of $192.5 million no longer met the criteria for prospective hedge accounting treatment. In the third quarter of 2013, the $0.2 million unfavorable change in the fair value of this swap was charged to interest expense and $0.4 million of unrealized losses previously recorded to accumulated other comprehensive loss was charged to interest expense.

Loss on extinguishment of debt of $2.1 million in the three-month period of 2013 relates to $1.3 million pay-downs on our Senior Loan Facility and $0.7 million representing the portion of the interest rate swap that was over-hedged and moved from accumulated other comprehensive income when the $65.0 million debt payment was made at AWN closing.

Income Taxes

A net expense of $54.2 million was recorded to the income tax provision for the three month period ending September 30, 2013 resulting in an effective tax rate of 41.1% for the period. Our income tax expense and effective tax rate were $6.1 million and 42.7%, respectively, for the same period in 2012.

Net Income

Net income was $77.6 million in the three-month period of 2013 compared to $8.2 million in the same period of 2012. The year-over-year improvement reflects the gains related to the AWN transaction, as well as the operating revenue, operating expense, and income tax items discussed above.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

	Nine Months Ended September 30,
(in thousands)	2013	2012	Change	% Change
Operating revenues:
Wireline revenue

Business and wholesale
Retail service revenue
Voice	$17,303	$18,046	$(743)	–4.1%
Broadband	29,509	$25,156	4,353	17.3%
Equipment sales	1,340	$927	413	44.6%
Wholesale and other	28,288	$29,686	(1,398)	–4.7%

Total business and wholesale revenue	76,440	73,815	2,625	3.6%

Consumer
Retail service revenue
Voice	12,819	14,460	(1,641)	–11.3%
Broadband	16,443	13,469	2,974	22.1%
Equipment sales	111	126	(15)	–11.9%
Other	1,275	971	304	31.3%

Total consumer revenue	30,648	29,026	1,622	5.6%

Access
High cost support	13,558	15,041	(1,483)	–9.9%
Switched, special and other access	28,056	30,503	(2,447)	–8.0%

Total access	41,614	45,544	(3,930)	–8.6%

Total wireline revenue	148,702	148,385	317	0.2%

Wireless and backhaul revenue
Retail service revenue
Voice	31,824	37,231	(5,407)	–14.5%
Broadband	21,783	17,892	3,891	21.7%
Equipment sales	3,785	4,594	(809)	–17.6%
Foreign roaming	40,029	40,996	(967)	–2.4%
Other	3,591	3,227	364	11.3%
CETC	16,093	15,669	424	2.7%
Wireless backhaul	6,112	4,715	1,397	29.6%
Amortization of deferred AWN capacity revenue	738	—	738	n/a

Total wireless and backhaul revenue	123,955	124,324	(369)	–0.3%

Total operating revenues	272,657	272,709	(52)	0.0%

Operating expenses:
Cost of services and sales	117,371	111,602	5,769	5.2%
Selling, general and administrative	83,717	80,374	3,343	4.2%
Depreciation and amortization	33,291	38,452	(5,161)	–13.4%
Gain on disposal of assets, net	(131,483)	(2,140)	(129,343)	6044.1%
Earnings on equity method investments, net	(8,061)	(45)	(8,016)	17813.3%
AWN excess distribution	(2,867)	—	(2,867)	n/a

Total operating expenses	91,968	228,243	(136,275)	–59.7%

Operating income	180,689	44,466	136,223	306.4%

Other income and expense:
Interest expense	(29,970)	(29,203)	(767)	2.6%
Loss on extinguishment of debt	(2,370)	(323)	(2,047)	633.7%
Interest income	37	31	6	19.4%
Other	(13)	—	(13)	n/a

Total other income and expense	(32,316)	(29,495)	(2,821)	9.6%

Income before income tax expense	148,373	14,971	133,402

Income tax expense	(29,613)	(6,385)	(23,228)

Net income	$118,760	$8,586	$110,174

Operating Revenue

Wireline Revenue—Business and Wholesale

Business and Wholesale revenue of $76.4 million increased $2.6 million, or 3.6%, in the nine-month period of 2013 from $73.8 million in the same period of 2012. This improvement was due primarily to increased broadband revenue of $4.4 million, while partially offset by decreased wholesale and other revenue of $1.4 million and lower wholesale long-distance voice revenue of $0.7 million. Broadband revenue is affected by the number of connections and the ARPU per connection. Although broadband connections continue to grow, growth of broadband ARPU reflects customer demand for increasing amounts of bandwidth. Broadband ARPU increased to $172.57 in 2013 from $149.92 in 2012, an increase of 15.1%. While competition remains high for this market segment, we see continued opportunity for growth in the business and wholesale segment. Our performance reflects certain back-office constraints, both resources and processes, that have resulted in delays in turning up revenues during the summer months.

Wireline Revenue—Consumer

Consumer revenue of $30.6 million increased $1.6 million, or 5.6%, in the nine-month period of 2013 from $29.0 million in the same period of 2012. This is primarily due to increased broadband revenue of $3.0 million and decreased voice revenue of $1.6 million. Customers are subscribing to higher levels of bandwidth speeds, which resulted in an increase in ARPU to $48.17 from $40.69, an increase of 18.4%. Launch of our Home Internet product in 2012 contributed to the growth in broadband connections. In spite of the level of competition in our local market, we expect our retail customers to continue to demand higher bandwidth speeds as new products and services in the marketplace require it. We expect the downward trend in voice revenue to continue as more customers cut their fixed landline voice service and move to wireless alternatives.

Wireline Revenue—Access

Access revenue of $41.6 million decreased $3.9 million, or 8.6%, in the nine-month period of 2013 from $45.5 million in the same period of 2012. This decline was due to reduced revenue from switched and special access lines of $2.4 million and reductions in high-cost support of $1.5 million. We expect the downward trend in access revenue to continue as more customers move to wireless alternatives. Rules for future high-cost support revenue are being developed by the FCC and in the interim, under current rules, we expect continued declines.

Wireless and Backhaul Revenue

Wireless and backhaul revenue of $124.0 million decreased $0.4 million, or 0.3%, in the nine-month period of 2013 from the same period of 2012. Retail service revenue, comprised of voice and broadband services, declined $1.5 million, or 2.8%, caused primarily by lower year-over-year connections. Backhaul revenue increased $1.4 million, while foreign roaming revenue decreased $1.0 million, as this revenue stream moved to AWN in late July 2013. Our future retail service revenue will be impacted by the success of new products and offerings such as shared data and prepaid plans, as well as new devices. Although our current contracts for backhaul have moved to AWN, we will continue to pursue market opportunities and expect this revenue stream to grow over the next few years.

Operating Expenses

Cost of Services and Sales

Cost of services and sales of $117.4 million increased $5.8 million, or 5.2%, in the nine-month period of 2013 from $111.6 million in the same period of 2012. This increase was due to $8.6 million in increased AWN service revenue wholesale costs, representing a new cost for us purchasing wholesale wireless plans from AWN, and $5.1 million in CETC costs which is also a new category of costs for us as we pass-through our CETC revenue to AWN. These higher costs were partially offset by decreases of $2.1 million in roaming costs, and other direct operating expenses, such as leased circuits that have moved to AWN. Additionally, we experienced a decrease of $4.5 million in device and accessory costs partially related to handset subsidy support received from AWN, which is expected to continue and our successful iPhone launch in 2012. Lastly, we experienced a decrease of $1.1 million in USF costs.

Selling, General and Administrative

Selling, general and administrative expenses of $83.7 million increased $3.3 million, or 4.2%, in the nine-month period of 2013 from $80.4 million in the same period of 2012. This increase was due primarily to higher labor costs of $3.1 million related to management and sales incentive expense and increased 2013 AWN transaction costs of $0.9 million, partially offset by a $1.0 million decrease in 2012 bad debt costs. We expect labor costs to remain relatively flat year-over-year.

Depreciation and Amortization

Depreciation and amortization expense of $33.3 million decreased $5.2 million, or 13.4%, in the nine-month period of 2013 from $38.5 million in the same period of 2012, due primarily to the sale/contribution of assets with a book value of $63.4 million to AWN in late July 2013.

(Income) Loss on Disposal of Assets, Net

The $131.5 million income on the disposal of assets in the nine-month period of 2013 was primarily associated with the $132.4 million gain on sale of assets to GCI and the contribution of assets to AWN.

Earnings on Equity Method Investments, Net

The $8.1 million earnings on equity method investments relates to earnings from our two equity method investments; TekMate and AWN. The balance is almost entirely from AWN’s third quarter 2013 earnings at ACS’ ownership percentage.

AWN Excess Distribution

The $2.9 million balance represents the excess distribution we received from AWN over the amount we would have received had the distribution been based on our 1/3rd ownership percentage.

Other Income and Expense

Interest expense of $30.0 million in the nine-month period of 2013 increased $0.8 million, or 2.6%, compared with $29.2 million in the same period of 2012 due to a higher weighted-average interest rate, partially offset by lower average borrowings. Interest expense was impacted by the following: (i) a $2.9 million decrease due to overall lower debt balances, (ii) a $1.4 million increase from floating-to-fixed interest rate swap agreements, which became effective in the third quarter of 2012, and (iii) a $1.6 million increase associated with an amendment to our Senior Loan Facility which took place November 1, 2012, and increased our cost of borrowing by 75 basis points. Under the amendment, our stated cost of borrowing increased from LIBOR plus 400 basis points to LIBOR plus 475 basis points.

In the fourth quarter of 2012, an interest rate swap in the notional amount of $192.5 million no longer met the criteria for prospective hedge accounting treatment. In the nine-month period of 2013, the $0.8 million favorable change in the fair value of this swap was credited to interest expense and $1.2 million of unrealized losses previously recorded to accumulated other comprehensive loss was charged to interest expense.

Loss on extinguishment of debt of $2.4 million in the nine-month period of 2013 relates to $1.6 million pay-downs on our Senior Loan Facility and $0.7 million representing the portion of the interest rate swap that was over-hedged and moved from accumulated other comprehensive income when the $65.0 million debt payment was made at AWN closing.

Income Taxes

A net expense of $29.6 million was recorded to the income tax provision for the nine-month period ending September 30, 2013 resulting in an effective tax rate of 19.9% for the period. This amount primarily reflected a $61.4 million tax expense offset by a $29.9 million benefit from the favorable settlement of the Crest IRS examination and a $1.9 million benefit from the decrease in our valuation allowance. See Part II Item 1A Risk Factors. Excluding these benefits, our income tax expense and effective tax rate were $61.4 million and 41.3%, respectively, for the nine-month period ending September 30, 2013. Our income tax expense and effective tax rate were $6.4 million and 42.6%, respectively, for the same period in 2012.

Net Income

Net income was $118.8 million in the nine-month period of 2013 compared to $8.6 million in the same period of 2012. The year-over-year improvement reflects the gains related to the AWN transaction, as well as the operating revenue, operating expense, and income tax items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

We satisfied our cash requirements for operations, capital expenditures and required debt service in the first nine months of 2013 primarily through internally generated funds. With the close of the AWN transaction we also used proceeds to significantly pay down debt. At September 30, 2013, we had $53.3 million in cash and cash equivalents, $0.5 million in restricted cash and a $30.0 million undrawn revolving credit facility. Outstanding standby letters of credit commit $1.9 million of that available revolving credit facility at September 30, 2013.

Our major sources and uses of funds in the nine months ended September 30, 2013 and 2012 are as follows:

	Nine Months Ended September 30,
(in thousands)	2013	2012
Net cash provided by operating activities	$56,741	$56,210
Net change in short-term investments	2,037	—
Net change in restricted cash	3,393	(1,071)
Capital expenditures	(27,314)	(36,319)
Change in unsettled capital expenditures	(3,276)	(5,648)
Proceeds on sale of assets	4,747	2,923
Proceeds on sale/contribution of asset to AWN	100,000	—
AWN excess distribution	2,867	—
Net debt repayments	(97,382)	(9,255)
Interest paid	(25,201)	(24,799)
Payment of cash dividend on common stock	—	(6,831)
Extinguishment of hedging instrument	4,073	—

Cash Flows from Operating Activities

Cash provided by operating activities of $56.7 million in the first nine months of 2013 reflected net income of $45.3 million, excluding non-cash income and expenses, net of an increase of $6.1 million in our net operating assets and liabilities, and cash distributions of equity investments of $5.4 million.

Cash provided by operating activities of $56.2 million in the first nine months of 2012 reflected net income of $60.2 million, excluding non-cash income and expenses net of an increase of $4.0 million in our operating assets and liabilities.

Interest payments, net of cash interest income and including capitalized interest, were $25.2 million and $24.8 million in the first nine months of 2013 and 2012, respectively. Through a series of interest rate swap transactions, interest on 56% of our term loan at September 30, 2013 is effectively fixed at an annual rate of 7.22% for the period July 23, 2013 through September 2015. Our $114.0 million convertible debt has a fixed coupon rate of 6.25%.

Cash Flows from Investing Activities

Cash provided by investing activities of $77.8 million in the first nine months of 2013 consisted of payments on capital expenditures totaling $31.9 million associated primarily with our IT infrastructure and construction of our access network, $4.7 million of proceeds from the sale of excess property, and $100.0 million of proceeds related to the AWN transaction.

Cash used in investing activities of $41.5 million in the first nine months of 2012 consisted of payments on capital expenditures totaling $43.4 million associated primarily with construction of our 4G LTE wireless network, partially offset by $2.9 million of proceeds from the sale of excess property.

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

Cash Flows from Financing Activities

Cash used in financing activities of $98.1 million in the first nine months of 2013 consisted primarily of repayments of long-term debt of $97.4 million, including payments on the term loan component of our Senior Credit Facility of $83.5 million.

Cash used in financing activities of $16.2 million in the first nine months of 2012 consisted primarily of repayments of long-term debt of $9.3 million and cash dividends of $6.8 million. Debt payments included $5.0 million on our 5.75% notes and $3.3 million on the term loan component of our Senior Credit Facility. Effective in the fourth quarter of 2011, the Company’s Board of Directors reduced the quarterly cash dividend from $0.215 per share to $0.05 per share. Following announcement of the AWN transaction, and after assessing further deleveraging approaches, the Board of Directors suspended the cash dividend. The suspension was incorporated as a term modification to our Senior Credit Facility effective November 1, 2012, which prohibits the payment of a common dividend unless the Company’s Total Leverage Ratio is in excess of 3.5 times Adjusted EBITDA, as defined in the Senior Credit Facility.

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

We are responding to these challenges by driving sustained revenue growth through increasing broadband revenues and managing our cost structure and prudently investing capital back into our business to generate FCF to continue to reduce our debt. The AWN transaction also benefits our position as it resulted in $22.4 million in additional liquidity before settling working capital obligations associated with the transaction, reduced our debt by $65.0 million, reduced our annual interest expense by $4.1 million, and unwound $192.5 million of notional swaps, which further lowered our future interest expense by $1.9 million.

Senior Credit Facility

Our existing Senior Credit Facility matures on October 21, 2016 and the revolver matures on October 21, 2015.

Our Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and the payment of dividends.

The Senior Credit Facility also requires that we maintain certain financial ratios as defined under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. As disclosed below, we were in compliance with all such ratios as of September 30, 2013.

Total Leverage Ratio: Our “total leverage ratio” may not exceed 6.00 to 1.00 and was 3.41 to 1.00 as of September 30, 2013.

Senior Secured Leverage Ratio: Our “senior secured leverage ratio” may not exceed 4.75 to 1.00 and was 2.88 to 1.00 as of September 30, 2013.

Fixed Charges Coverage Ratio Leverage Ratio: Our “fixed charges coverage ratio” may not be less than 2.25 to 1.00 and was 3.46 to 1.00 as of September 30, 2013.

Substantially all of our assets (including those of our subsidiaries and equity method investments) have been pledged as collateral for our Senior Credit Facility.

We believe that we will have sufficient cash on hand, cash provided by operations and availability under our Senior Credit Facility to service our debt and fund our operations, capital expenditures and other obligations over the next twelve months. However, our ability to make such an assessment is dependent upon our future financial performance, which is subject to future economic conditions and to financial, business, regulatory, competitive entry and many other factors, many of which are beyond our control and could impact us during the time period of this assessment. See Item 1A Risk Factors in our Annual Report on Form 10-K and this report for further information regarding these risks.

Contractual Obligations

Concurrent with our closing the AWN transaction, certain terms have taken effect in our debt agreement. A complete summary of those changes are included in our 2012 10-K under the heading Financial Condition, Liquidity, and Capital Resources in the portion labeled Contractual Obligations, the relevant portions of which are hereby incorporated by reference. Additionally, with the transfer of our wireless network to AWN, certain operating lease agreements are no longer the responsibly of ACS and will be paid directly by AWN. The amount of these leases has yet to be calculated but result in an overall reduction in contractual obligations.

NON-GAAP FINANCIAL MEASURES

The following table provides the computation of Adjusted EBITDA and Free Cash Flow for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$77,598	$8,244	$118,760	$8,586
Add (subtract):
Interest expense	9,785	10,268	29,970	29,203
Loss on extinguishment of debt	2,094	—	2,370	323
Interest income	(19)	(9)	(37)	(31)
Depreciation and amortization	9,209	12,932	33,291	38,452
Loss on sale of short-term investments	—	—	13	—
(Gain) loss on disposal of assets	315	(2,559)	941	(2,140)
Earnings on equity method investment in TekMate	(18)	(45)	3	(45)
Earnings on equity method investment in AWN	(8,064)	—	(8,064)	—
Gain on sale/contribution of asset to AWN	(132,424)	—	(132,424)	—
TekMate distribution received	—	32	—	32
AWN excess distribution	(2,867)	—	(2,867)	—
AWN distributions received	5,389	—	5,389	—
AWN distributions receivable within 14 business days	4,167	—	4,167	—
Income tax expense	54,238	6,136	29,613	6,385
Stock-based compensation and long-term cash incentives	702	969	2,750	2,662
AWN transaction-related costs	4,702	587	5,974	5,046

Adjusted EBITDA	$24,807	$36,555	$89,849	$88,473

Less:
Incurred capital expenditures	(13,717)	(13,876)	(27,314)	(36,319)
Amortization of deferred AWN capacity revenue	(738)	—	(738)	—
AWN transaction-related capital costs, net change	—	342	(41)	342
Cash interest expense	(6,818)	(7,796)	(25,201)	(24,799)

Free cash flow	$3,534	$15,225	$36,555	$27,697

Operating revenues	$83,841	$96,750	$272,657	$272,709

Adjusted EBITDA Margin	29.6%	37.8%	33.0%	32.4%

Note:	In an effort to provide investors with additional information regarding the Company’s results as determined by GAAP, the Company also discloses certain non-GAAP information which management utilizes to assess performance and believes provides useful information to investors. The Company has disclosed Adjusted EBITDA as net income before interest, loss on extinguishment of debt, depreciation and amortization, loss on sale of short-term investments, gain or loss on asset purchases or disposals, earnings on equity method investments, gains and distributions related to AWN, amortization of deferred AWN service revenue, provisions for taxes, stock-based compensation, and AWN transaction-related costs, and Adjusted EBITDA Margin, defined as Adjusted EBITDA divided by Operating Revenues. Additionally, the Company has disclosed Free cash flow as Adjusted EBITDA, less capital expenditures that create an obligation to pay (“incurred capital expenditures”), less amortization of deferred AWN capacity revenue, less AWN transaction-related capital costs, less cash interest expense. These measures are provided because the Company believes they are important indicators regarding our ability to make principal payments on debt and fund working capital. Adjusted EBITDA, Adjusted EBITDA Margin and Free cash flow are non-GAAP measures and should not be considered a substitute for net cash provided by operating activities and other measures of financial performance recorded in accordance with GAAP.

OUTLOOK

Our outlook for the remainder of 2013 takes into account the impact of the AWN transaction which closed on July 22, 2013. The outlook for our various revenue streams is as follows:

•	Business and wholesale revenue is expected to continue to grow with the growth in broadband revenues.

•	Consumer revenue is expected to show consistent performance.

•	Wireless revenues will remain under pressure due to declining service revenues.

•	Overall, we are targeting total revenue for 2013 of $340 million to $350 million.

Cost of Sales and Selling, General and Administrative expenses will be affected by new costs associated with wholesale payments to AWN, and will benefit from lower operating costs of the wireless network that is now the responsibility of AWN.

We previously targeted our capital spending to be around $50 million for the year, and now expect it to be moderately lower. This outlook translates into approximately $20 million to $25 million in FCF for the year, which will be primarily dedicated to debt reductions. Given the timing of our capital spending in the back half of the year, we expect our cash balances to be lower at the end of the year.

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of September 30, 2013, we have recorded litigation reserves of $0.9 million against certain of those claims and legal actions. Our estimated range of reasonably possible losses does not materially differ from what has been reserved. Accordingly, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, comprehensive income or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress. See also Part II, Item 1 Legal Proceedings.

EMPLOYEES

As of September 30, 2013 we employed 857 regular full-time employees, 11 regular part-time employees and 26 temporary employees. Approximately 66% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement with the IBEW governs the terms and conditions of employment for all IBEW-represented employees working for us in the state of Alaska through December 31, 2015. Management considers employee relations to be generally good.

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional discussion on the application of these and other significant accounting policies, see Note 1 Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. These policies and estimates are considered critical because they had a material impact, or have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, materials and supplies, long-lived assets, goodwill, intangible assets, equity method investments, deferred income taxes, network access revenue reserves, and the preliminary estimate of fair value of the Company’s interest in AWN and the corresponding contributed network usage rights. Actual results may differ from those estimates as the collection of those balances is not reasonably assured.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is associated with changes in interest rates. The interest rates and cash interest payments were effectively fixed on approximately $304.3 million, or 67%, of our total borrowings of $457.6 million as of September 30, 2013. Our 6.25% notes have a fixed coupon rate. The term loan component of our Senior Credit Facility bears interest of LIBOR plus 4.75% with a LIBOR floor of 1.5% as of July 23, 2013.

We manage our exposure to fluxuations in LIBOR and the resulting impact on interest expense and cash interest payments on our Senior Credit Facility through the utilization of floating-to-fixed interest rate swaps designated as cash flow hedges. As of September 30, 2013, interest expense on $192.5 million, or 56%, of the amount outstanding under the Senior Credit Facility was hedged. A hypothetical 100 basis point increase in LIBOR over the floor of 1.5% during the next twelve months would result in an approximately $1.5 million increase in interest expense and cash interest payments associated with the unhedged portion of the Senior Credit Facility.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

Changes in Internal Control Over Financial Reporting

As previously announced and discussed in Form 10-Q Footnote 2 Equity Method Investments, Effective July 22, 2013, the Company and General Communication, Inc. (“GCI”) completed the transactions contemplated by the June 4, 2012 Asset Purchase and Contribution Agreement between themselves, two of their respective subsidiaries, and Alaska Wireless Network, LLC (“AWN”) for the purpose of combining their wireless networks into AWN. The Company is in the process of incorporating additional internal controls and procedures over financial reporting related to the AWN transaction.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated any changes in our internal controls over financial reporting that occurred during the third quarter of 2013. Based on this evaluation, we have concluded that there were no changes in our internal controls over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as described above with respect to AWN.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of September 30, 2013 we have recorded litigation reserves of $0.9 million against certain current claims and legal actions. Other than as described above and as disclosed previously in Item 3 Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Other than as described below, there have been no material changes to the Company’s risk factors as previously disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The risk factors described below should be read in conjunction with those disclosed in our Form 10-K.

We rely on the operations of AWN, over which we exercise only limited control, to generate a significant portion of our cash from operations, to set certain wholesale terms, and to provide acceptable wireless performance to our wireless customers.

Although, for the first four years of AWN’s operations, the distributions we receive from AWN are preferential to us, we rely on management of AWN to generate sufficient FCF to pay those distributions. AWN’s cash flows are affected by many factors, such as network quality, ongoing network rationalization, and other factors, most of which are beyond our control. For the period July 22, 2013 to September 30, 2013, our preferred distribution represents 47.6% of AWN’s FCF.

Additionally, AWN establishes the wholesale wireless rates and equipment subsidies for its owners. While the relevant agreements give us influence on how these rates are established, should AWN not set appropriate rates, our competitiveness may be impacted.

Finally, prior to AWN’s formation, our management team had direct control over wireless service quality for the wireless network in Alaska, as well as the roaming arrangements that drove our customers’ experience when traveling outside the state. Those matters are now controlled by AWN. While AWN is required to provide the same quality of service and access to both of its owners, should AWN not do so, we may be damaged.

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

The owners of AWN have agreed to maintain a certain level of retail wireless subscribers to ensure the long-term value creation strategy of AWN. Should either party not maintain a certain level of subscribers, both companies are obligated to make certain payments. For ACS, beginning in 2015, we would receive lower annual preferred distributions. This amount is not expected to be material. For instance, if we maintained our current connection count, our preferred distributions would be $0.2 million lower in 2015. The distributions to each member are subject to adjustments based on decreases in the number of ACS and GCI subscribers, with the aggregate adjustment capped at $21.8 million for each member over the respective testing periods for each member.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit	Where Located

2.1	Asset Purchase and Contribution Agreement, dated as of June 4, 2012, among Alaska Communications Systems Group, Inc., General Communication, Inc., ACS Wireless, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless Network, LLC, with Form of First Amended and Restated Operating Agreement of The Alaska Wireless Network, LLC among The Alaska Wireless Network, LLC, GCI Wireless Holdings, LLC, ACS Wireless, Inc., Alaska Communications Systems Group, Inc. and General Communication, Inc. attached thereto as Exhibit A (portions of this Exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	Exhibit 2.1 to Form 8-K (filed August 6, 2012)

2.2	Amendment, dated as October 1, 2012, to Asset Purchase and Contribution Agreement, dated as of June 4, 2012, among Alaska Communications Systems Group, Inc., General Communication, Inc., ACS Wireless, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless Network, LLC.	Exhibit 2.1 to Form 8-K (filed October 2, 2012)

2.3	First Amended and Restated Operating Agreement of The Alaska Wireless Network, LLC, dated July 22, 2013, among The Alaska Wireless Network, LLC, GCI Wireless Holdings, LLC, ACS Wireless, Inc., Alaska Communications Systems Group, Inc. and General Communication, Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	Filed Herewith

3.1	Amended and Restated By-Laws of Alaska Communications Systems Group, Inc.	Exhibit 3.1 to Form 8-K (filed September 30, 2011)

10.1	Employment Agreement between Alaska Communications Systems Group, Inc. and Anand Vadapalli entered into on March 29, 2013.	Exhibit 10.1 to Form 8-K (filed April 4, 2013)

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2013	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne Graham
Wayne Graham
Chief Financial Officer
(Principal Accounting Officer)