Form 10-Q/A
period 2013-09-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2014-03-05
CIK 1089511

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

Yes  ☐            No   ☒

As of October 23, 2013, there were outstanding 48,577,654 shares of Common Stock, $.01 par value, of the registrant

EXPLANATORY NOTE

This amendment to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 is being filed solely to reflect a change in the accounting for excess preferred distributions received as part of the AWN transaction. See Note 2 – Restatement of Consolidated Financial Statements for a detailed description of the transaction.

On November 8, 2013, Alaska Communications Systems Group, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “Form 10-Q”). That report disclosed (i) the Company’s gain (the “Gain on Sale/Contribution”) arising from the formation of The Alaska Wireless Network, LLC (“AWN”), a joint venture in which the Company holds a one-third equity interest, and (ii) certain amounts the Company classified as contingent consideration arising from the cumulative preferred distributions payable to the Company by AWN.

The Company accounted for the amount by which the preferred distributions exceeded the distributions the Company would be entitled to as a one-third equity owner of AWN (the “AWN Excess Distributions”) as contingent consideration issued in connection with a business combination. The Company treated the contingent consideration as a gain contingency to be recognized when realized or realizable.

The Company disclosed in the Form 10-Q that the above accounting treatment differed from AWN’s and indicated that the Company was working to resolve the difference. As a result of that work, on February 14, 2014, the Company’s management concluded that:

(1)	The Gain on Sale/Contribution and their carrying value of the equity investment should be increased to reflect the value, as of the formation of AWN, of the AWN Excess Distributions; and

(2)	The amounts presented as AWN Excess Distributions for the three and nine months ended September 30, 2013, should be eliminated and instead be considered in the total Gain on Sale/Contribution and as an increase to ACS’ investment in AWN.

In addition to that change we have broken out our affiliate balances on the face of our financial statements and updated our initial estimate of the fair value of assets and liabilities on the Company’s balance sheet based upon the latest draft of the valuation schedules obtained by the national valuation firm engaged by both ACS and GCI.

Except for the aforementioned changes, this Form 10-Q/A does not modify or update other disclosures in the Form 10-Q, including the nature and character of such disclosure to reflect events occurring after the filing date of the Form 10-Q.

		Page Number

PART I.	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets (Unaudited) As of September 30, 2013 and December 31, 2012	4
	Condensed Consolidated Statements of Comprehensive Income (Unaudited) For the Three and Nine Months Ended September 30, 2013 and 2012	5
	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (Unaudited) For the Nine Months Ended September 30, 2013	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2013 and 2012	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	42

PART II.	Other Information

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

Signatures		46

Exhibit 2.1
Exhibit 2.2
Exhibit 2.3
Exhibit 3.1
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.INS
Exhibit 101.SCH
Exhibit 101.CAL
Exhibit 101.DEF
Exhibit 101.LAB
Exhibit 101.PRE

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	September 30,
	2013 (restated)	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$53,295	$16,839
Restricted cash	482	3,875
Short-term investments	—	2,050
Accounts receivable, non-affiliates - net of allowance of $5,744 and $6,231	31,373	39,704
Accounts receivable, affiliates	17	9
Materials and supplies	12,112	9,409
Prepayments and other current assets	7,672	5,566
Deferred income taxes	1,478	8,301

Total current assets	106,429	85,753

Property, plant and equipment	1,345,048	1,463,320
Less: accumulated depreciation and amortization	(1,005,035)	(1,052,459)

Property, plant and equipment, net	340,013	410,861

Goodwill	4,650	8,850
Intangible assets, net	—	24,118
Debt issuance costs	7,502	10,558
Deferred income taxes	18,619	69,049
Equity method investments	270,699	2,028
Other assets	400	3,510

Total assets	$748,312	$614,727

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$12,865	$21,628
Accounts payable, accrued and other current liabilities, non-affiliate	53,247	56,371
Accounts payable, accrued and other current liabilities, affiliate	7,342	7
Advance billings and customer deposits	8,837	8,970

Total current liabilities	82,291	86,976

Long-term obligations, net of current portion	444,782	533,772
Other long-term liabilities	21,085	28,662
Deferred AWN capacity revenue	64,036	—

Total liabilities	612,194	649,410

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized; 48,569 issued and outstanding at September 30, 2013; 45,765 issued and outstanding at December 31, 2012	486	458
Additional paid in capital	151,784	144,377
Accumulated deficit	(9,210)	(170,279)
Accumulated other comprehensive loss	(6,942)	(9,239)

Total stockholders’ equity (deficit)	136,118	(34,683)

Total liabilities and stockholders’ equity (deficit)	$748,312	$614,727

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013		2013
	(restated)	2012	(restated)	2012
Operating revenues
Operating revenues, non-affiliates	$82,427	$96,658	$271,122	$272,613
Operating revenues, affiliates	1,414	92	1,535	96

Total Operating revenues	83,841	96,750	272,657	272,709

Operating expenses:
Cost of services and sales, non-affiliates	33,078	36,277	105,412	111,409
Cost of services and sales, affiliates	11,642	69	11,959	193
Selling, general and administrative	29,274	25,437	83,717	80,374
Depreciation and amortization	9,209	12,932	33,291	38,452
(Gain) loss on disposal of assets, net	(207,003)	(2,559)	(206,377)	(2,140)
Earnings from equity method investments	(8,082)	(45)	(8,061)	(45)

Total operating expenses (income)	(131,882)	72,111	19,941	228,243

Operating income	215,723	24,639	252,716	44,466

Other income and expense:
Interest expense	(9,785)	(10,268)	(29,970)	(29,203)
Loss on extinguishment of debt	(2,094)	—	(2,370)	(323)
Interest income	19	9	37	31
Other	—	—	(13)	—

Total other income and expense	(11,860)	(10,259)	(32,316)	(29,495)

Income before income tax expense	203,863	14,380	220,400	14,971

Income tax expense	(83,956)	(6,136)	(59,331)	(6,385)

Net income	119,907	8,244	161,069	8,586

Other comprehensive income (loss):
Minimum pension liability adjustment	205	199	612	541
Income tax effect	(84)	(82)	(252)	(222)
Interest rate swap marked to fair value	1,348	314	3,290	(2,209)
Income tax effect	(554)	(129)	(1,353)	907

Total other comprehensive income (loss)	915	302	2,297	(983)

Total comprehensive income	$120,822	$8,546	$163,366	$7,603

Net income per share:
Basic	$2.54	$0.18	$3.46	$0.19

Diluted	$2.05	$0.17	$2.81	$0.19

Weighted average shares outstanding:
Basic	47,159	45,664	46,592	45,511

Diluted	59,346	59,437	58,816	45,806

Cash dividends declared per common share	$—	$0.05	$—	$0.15

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

Nine Months Ended September 30, 2013

(Unaudited, In Thousands Except Per Share Amounts)

					Accumulated
			Additional		Other
		Common	Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit	Loss	Equity (Deficit)

Balance, December 31, 2012	45,765	$458	$144,377	$(170,279)	$(9,239)	$(34,683)

Total comprehensive income (restated)	—	—	—	161,069	2,297	163,366

Stock compensation	—	—	2,268	—	—	2,268

Tax benefit of convertible note	—	—	302	—	—	302

Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(632)	—	—	(632)

Issuance of common stock, $.01 par	2,804	28	5,469	—	—	5,497

Balance, September 30, 2013 (restated)	48,569	$486	$151,784	$(9,210)	$(6,942)	$136,118

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Nine Months Ended
	September 30,
	2013
	(restated)	2012
Cash Flows from Operating Activities:
Net income	$161,069	$8,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,291	38,452
Gain on sale/contribution of asset to AWN	(207,318)	—
Gain on ineffective hedge adjustment	(785)	—
Amortization of debt issuance costs and debt discount	5,754	4,382
Amortization of ineffective hedge	1,948	—
Amortization of deferred AWN capacity revenue	(738)	—
Stock-based compensation	2,268	2,662
Deferred income taxes	58,733	6,385
Provision for uncollectible accounts	805	1,836
Cash distribution from equity method investments	5,389	32
Earnings on equity method investments	(8,061)	(45)
Other non-cash expense, net	1,157	(2,042)
Changes in operating assets and liabilities	6,096	(4,038)

Net cash provided by operating activities	59,608	56,210

Cash Flows from Investing Activities:
Capital expenditures	(27,314)	(36,319)
Capitalized interest	(1,291)	(1,396)
Change in unsettled capital expenditures	(3,276)	(5,648)
Proceeds on sale of assets	4,747	2,923
Proceeds on sale/contribution of asset to AWN	100,000	—
Net change in short-term investments	2,037	—
Change in unsettled acquisition costs	(3,345)	—
Net change in restricted accounts	3,393	(1,071)

Net cash provided (used) by investing activities	74,951	(41,511)

Cash Flows from Financing Activities:
Repayments of long-term debt	(97,382)	(9,255)
Debt issuance costs	(206)	—
Payment of cash dividend on common stock	—	(6,831)
Payment of withholding taxes on stock-based compensation	(632)	(243)
Proceeds from the issuance of common stock	117	179

Net cash used by financing activities	(98,103)	(16,150)

Change in cash and cash equivalents	36,456	(1,451)
Cash and cash equivalents, beginning of period	16,839	20,490

Cash and cash equivalents, end of period	$53,295	$19,039

Supplemental Cash Flow Data:
Interest paid	$25,201	$24,799
Extinguishment of hedging instrument	$4,073	$—
Income tax paid (refunded), net	$—	$(24)
Supplemental Non-cash Transactions:
Property acquired (retired) under capital leases, net	$(17)	$(24)
Dividend declared, but not paid	$—	$2,286
Additions to ARO asset	$180	$78
Exchange of debt with common stock	$6,000	$—

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND OF SIGNIFICANT ACCOUNTING POLICIES

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
• ACS Long Distance, LLC. (“ACSLD”)
• ACS Internet, LLC. (“ACSI”)
• ACS Messaging, Inc. (“ACSM”)
• ACS Cable Systems, LLC. (“ACSC”)

In addition to the wholly-owned subsidiaries, the Company owns a 49% interest in TekMate, LLC (“TekMate”) and a 33% interest in Alaska Wireless Network, LLC (“AWN”) which are represented in the Company’s condensed consolidated financial statements as equity method investments. See Note 3 Equity Method Investments for additional information.

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

Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This ASU does not change the current requirements for reporting net income or other comprehensive income, but does require additional information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

DESCRIPTION OF COMPANY AND OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

2.	RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restatement

On November 8, 2013, Alaska Communications Systems Group, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “Form 10-Q”). That report disclosed (i) the Company’s gain (the “Gain on Sale/Contribution”) arising from the formation of The Alaska Wireless Network, LLC (“AWN”), a joint venture in which the Company holds a one-third equity interest, and (ii) certain amounts the Company classified as contingent consideration arising from the cumulative preferred distributions payable to the Company by AWN.

Prior to this amended filing we accounted for the excess preferred distribution as contingent consideration issued in connection with a business combination. The excess distribution represents four years of distributions that we will receive over and above what we would have been entitled to receive as a one-third owner of AWN. The contingent consideration was treated as a gain contingency by us to be recognized when realized or realizable.

The Company disclosed in the Form 10-Q that the above accounting treatment differed from AWN’s and indicated that the Company was working to resolve the difference. As a result of that work, on February 14, 2014, we amended that position and will be accounting for the excess distribution as a form of equity issued as part of the original transaction.

In addition to that change we have broken out our affiliate balances on the face of our financial statements and updated our initial estimate of the fair value of assets and liabilities on the Company’s balance sheet based upon the latest draft of the valuation schedules obtained by the national valuation firm engaged by both ACS and GCI. See Note 3 – Equity Method Investments for more information on the independent valuation.

A summary of the primary impacts and adjustments to the financial statements are as follows:

•	The gain on the sale/contribution and their carrying value of the equity investment were increased to reflect the value, as of the formation of AWN, of the AWN Excess Distributions

•	The amounts presented as AWN Excess Distributions for the three and nine months ended September 30, 2013, were eliminated

•	The tax effect of the increased gain was reflected in income tax expense

•	Going forward: AWN excess distributions will not be recorded in earnings but instead will decrease our investment in AWN. The cash amount of the distributions remains unchanged.

•	The balances due to and from affiliates and the activity between ACS and affiliates is now clearly shown on the face of our financial statements

•	The recording of the updated fair value of AWN impacted the Company’s balance sheet as follows:

•	Our investment in AWN increased by $63,133, of which, $61,950 is due to the fair value of excess preferred cash distributions, as preliminarily determined by a national valuation expert; the remainder pertains to adjustments to our preliminary fair value estimates

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	The tax effect of the increased gain resulted in a decrease in the non-current portion of our deferred income tax assets

•	Our initial estimate of Deferred AWN capacity revenue decreased to $68,182, and accordingly, amortization in future periods will decrease

The Company has set forth the following tables presenting the consolidated restated financial statements for the three and nine months ended September 30, 2013, together with reconciling information to the consolidated financial statements previously filed in the Company’s Report on 10-Q for that quarter. See notes 3, 4, and 8 for other disclosures impacted by the restatement. In addition to that change we have disaggregated our affiliate balances on the face of our financial statements and updated our preliminary estimate of the fair value of our investment in AWN, the deferred AWN capacity revenue and related taxes on the Company’s balance sheet based on the latest draft of the valuation schedules obtained by the national valuation firm engaged by both ACS and GCI.

Condensed Consolidated Balance Sheet Adjustments

The following is a summary of the adjustments to our previously issued consolidated balance sheet as of September 30, 2013:

	September 30, 2013
	As Reported	Adjustments	As Restated
Assets
Accounts receivable, non-affiliates	$31,390	$(17)	$31,373
Accounts receivable, affiliates	—	17	17
Deferred income taxes (non-current)	48,337	(29,718)	18,619
Equity method investments	207,566	63,133	270,699
Total assets	714,897	33,415	748,312

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable, accrued and other current liabilities, non-affiliates	61,033	(7,786)	53,247
Accounts payable, accrued and other current liabilities, affiliates	—	7,342	7,342
Total current liabilities	82,735	(444)	82,291
Other long-term liabilities	93,571	(72,486)	21,085
Deferred AWN capacity revenue	—	64,036	64,036
Total liabilities	621,088	(8,894)	612,194
Accumulated deficit	(51,519)	42,309	(9,210)
Total stockholders’ equity (deficit)	93,809	42,309	136,118
Total liabilities and stockholders’ equity (deficit)	714,897	33,415	748,312

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statements of Comprehensive Income Adjustments

The following is a summary of the adjustments to our previously issued consolidated statements of comprehensive income for the three and nine months ended September 30, 2013:

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Operating revenues, non-affiliates	$83,841	$(1,414)	$82,427	$272,657	$(1,535)	$271,122
Operating revenues, affiliates	—	1,414	1,414	—	1,535	1,535
Cost of services and sales, non-affiliates	44,720	(11,642)	33,078	117,371	(11,959)	105,412
Cost of services and sales, affiliates	—	11,642	11,642	—	11,959	11,959
(Gain) loss on disposal of assets, net	(132,109)	(74,894)	(207,003)	(131,483)	(74,894)	(206,377)
AWN excess distribution	(2,867)	2,867	—	(2,867)	2,867	—
Total operating expenses (income)	(59,855)	(72,027)	(131,882)	91,968	(72,027)	19,941

Operating income	143,696	72,027	215,723	180,689	72,027	252,716
Income before income tax expense	131,836	72,027	203,863	148,373	72,027	220,400
Income tax expense	(54,238)	(29,718)	(83,956)	(29,613)	(29,718)	(59,331)
Net income	77,598	42,309	119,907	118,760	42,309	161,069
Total comprehensive income	78,513	42,309	120,822	121,057	42,309	163,366
Net income per share:
Basic	$1.65	$0.89	$2.54	$2.55	$0.91	$3.46
Diluted	$1.33	$0.72	$2.05	$2.09	$0.72	$2.81

Condensed Consolidated Statements of Cash Flows Adjustments

The following is a summary of the adjustments to our previously issued consolidated statements of cash flows for the three and nine months ended September 30, 2013.

	Nine Months Ended
	September 30, 2013
	As Reported	Adjustments	As Restated
Cash Flows from Operating Activities:
Net income	$118,760	$42,309	$161,069
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale/contribution of asset to AWN	(132,424)	(74,894)	(207,318)
AWN excess distribution	(2,867)	2,867	—
Deferred income taxes	29,015	29,718	58,733
Other non-cash expense, net	(1,710)	2,867	1,157
Net cash provided by operating activities	56,741	2,867	59,608
Cash Flows from Investing Activities:
AWN excess distribution	2,867	(2,867)	—
Net cash provided (used) by investing activities	77,818	(2,867)	74,951

3.	EQUITY METHOD INVESTMENTS (RESTATED)

The consolidated financial statements include the accounts of the Company and its subsidiaries in which it maintains a controlling financial interest. Investments in entities where the Company is able to exercise significant influence, but not control, are accounted for by the equity method. For transactions with entities accounted for under the equity method, any intercompany profits on amounts still remaining are eliminated. Amounts originating from any deferral of intercompany profits are recorded within either the Company’s investment account or the account balance to which the transaction specifically relates (e.g., construction of fixed assets). Only upon settlement of the intercompany transaction with a third party is the deferral of the

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

EQUITY METHOD INVESTMENTS (Continued)

intercompany profit recognized by the Company. At September 30, 2013, all affiliate transactions have been settled with third parties.

The Company’s equity method investments consist of a 49% interest in TekMate and a 33% interest in AWN.

The following table provides the Company’s ownership interest and investment in TekMate and AWN at the dates indicated:

		September 30,
	Ownership	2013	December 31,
	Interest	(restated)	2012
TekMate, LLC	49%	$2,024	$2,028
Alaska Wireless Network, LLC	33%	268,675	—

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

At the closing, the parties to the AWN transaction entered into the First Amended and Restated Operating Agreement of The Alaska Wireless Network, LLC (the “Operating Agreement”) and other related agreements which will govern the ongoing relationship between the parties. Under the terms of the Operating Agreement, AWN will generally be managed by its majority owner, GCI, subject to certain protective rights retained by the Company and representation of one of three seats on AWN’s Board. Accordingly, ACS has the ability to exercise significant influence over AWN and accounts for its investment under the equity method in accordance with ASC 323 Investments - Equity Method and Joint Ventures.

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

A national valuation firm was engaged by ACS and GCI to assist in the determination of the fair value of AWN including the preferred distribution and the allocation of the purchase price to the assets and liabilities using income (discounted cash flow) and cost (replacement cost) approaches. At the time we filed our Form 10-Q for the three and nine months ended September 30, 2013, the firm provided a preliminary valuation subject to review and further input from both GCI and ACS. Based upon our latest correspondence with the valuation firm our estimate of the value of our interest in AWN, which includes the value of the preferred distributions, now stands at $266,000.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

EQUITY METHOD INVESTMENTS (Continued)

The assets sold or contributed included spectrum licenses and wireless switching and transmission equipment having a carrying value on the Company’s books of $87,542. Additionally, the Company contributed certain network usage rights necessary to operate the combined Alaska state-wide network contributed to AWN. Using the work performed by the national valuation firm noted above, these rights have been recorded at fair value and the resulting liability was recorded in Accounts payable and other accrued liabilities – affiliates and Deferred AWN Capacity revenue in the “Consolidated Balance Sheets”. This balance is being amortized on a straight-line basis to revenue in the “Consolidated Statements of Comprehensive Income (Loss)”, over the 20 year contract period for which the Company has contracted to provide service. Cost to maintain our state-wide network are not maintained at a level of specificity that would allow us to determine any incremental direct costs associated with providing capacity to AWN.

Contributed liabilities included certain asset retirement obligations and the obligations arising under the contributed contracts and direct third-party data circuit costs provided by tariff or purchase orders after the closing date.

In accordance with the Operating agreement, ACS as a member of AWN is required to purchase its wholesale wireless services from AWN. As these services are performed they are recorded as operating revenue by AWN and Cost of services and sales – affiliate by ACS.

In accordance with ASC 810-10, paragraph 40-6 Deconsolidation, the Contribution Agreement and the Operating Agreement cannot be bifurcated and are treated as a single transaction for accounting and financial reporting purposes. Accordingly, the sale by ACS of certain wireless assets to GCI, the contribution by ACS of other certain wireless assets directly to AWN, and the acquisition of one-third interest, including the preferred distribution, in AWN by ACS are accounted for as a single transaction.

In the third quarter 2013, the Company recorded a pre-tax gain of $207,318 representing the gain on the sale of wireless assets to GCI and the contribution of wireless assets to AWN. Approximately $83,200 of the pre-tax gain relates to ACS’ one-third retained interest in its wireless assets sold/contributed to AWN.

The following table represents the calculation of the gain:

Consideration received:
Investment	$266,000
Cash	100,000

Total consideration received	366,000
Consideration provided:
Net intangible and tangible assets	(90,500)
Deferred AWN Capacity Revenue	(68,182)

Total consideration provided	(158,682)

Gain on disposal of assets	$207,318

In the nine-month period ended September 30, 2013, specifically July 23, 2013 through September 30, 2013, the Company’s share of AWN’s adjusted free cash flow was $9,556, of which $5,389 was received during the period and $4,167 was paid within the 12-day contractual period.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

EQUITY METHOD INVESTMENTS (Continued)

Condensed financial information on AWN is as follows:

September 30, 2013
Current Assets	$76,857
Non-Current Assets	$530,908
Current Liabilities	$26,136
Non-Current Liabilities	$43,190
Equity	$631,382

Inception to September 30, 2013

Operating Revenues	$58,826
Gross Profit	$36,568
Operating Income	$25,333
Net Income	$25,259
Adjusted Free Cash Flow (1)	$20,068

(1)	Adjusted free cash flow as defined in the AWN Operating Agreement

The excess of ACS’ investment over the Company’s share of net assets in AWN is estimated to be $47,278 at September 30, 2013. This difference represents the increase in basis of the GCI Member’s contribution to AWN, as AWN is accounting for the GCI member’s contribution at carryover basis and ACS is accounting for it at estimated fair value. Approximately 54.9% of this balance represents an increase in the basis of GCI’s depreciable contributed assets and will be amortized over the estimated remaining useful lives of these assets. The remaining difference is not amortized; however, the investment in AWN is analyzed for impairment. No impairment has been recorded on ACS’ investment of AWN to-date.

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

4.	FAIR VALUE MEASUREMENTS (RESTATED)

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

Fair Value of AWN

As described in Note 3 Equity Method Investments, a national valuation firm was engaged by ACS and GCI to assist in the determination of the enterprise fair value of AWN and the allocation of the purchase price to the assets and liabilities. The valuation report is in the process of being finalized which we anticipate to be completed by the time we file our Form 10-Q for the period ended March 31, 2014. The estimate of fair value of the Company’s interest in AWN is $266,000 and the contributed network usage rights are $68,182. The estimates may be adjusted upon finalization. The deferred AWN capacity revenue represents the value of the capacity contributions and the operations and maintenance support of these facilities. The benefit of this deferred revenue is being amortized on a straight-line basis to revenue in the “Consolidated Statements of Comprehensive Income (Loss)”, over the 20 year contract period for which the Company has contracted to provide service.

The following table represents certain valuation techniques used to measure the fair value of such instruments, and the significant unobservable inputs and values for those inputs:

Description	Estimated Fair Value	Valuation Technique	Level 3 Unobservable Inputs	Significant Input Values
Investment in AWN	$266,000	Discounted Cash Flow	Weighted Average Cost of Capital	7.8% - 11.5%
			Annual cash flow projections	$50,000 - $65,000
			Non-controlling interest discount	0.00%

Deferred AWN Capacity Revenue	$68,182	Cost / Replacement Value	Weighted Average Cost of Capital	11.50%
			Cost trend factor	1.00% - 2.17%
			Estimated % used by AWN	4% - 100%
			Historical cost of underlying assets	Actual cost

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

FAIR VALUE MEASUREMENTS (CONTINUED)

Derivative Financial Instruments

Prior to the AWN transaction, the Company had three floating-to-fixed interest rate swaps to manage variable interest rate risk. The notional amount of these swaps was $192,500, $115,500 and $77,000 with interest rates of 6.963%, 6.970% and 6.975%, respectively, inclusive of a 4.5% LIBOR spread. The swaps began on June 30, 2012 and expire on September 30, 2015. At low LIBOR rates, payments under the swaps increased the Company’s cash interest expense. On November 1, 2012, the effective date of the amendment to the Company’s Senior Credit Facility, and as a result of the incremental $65,000 AWN transaction principal payment on the term loan required by this amendment, it was determined that the swap in the notional amount of $192,500 no longer met the hedge effectiveness criteria under ASC 815 Derivatives and Hedging. Accordingly, hedge accounting treatment was discontinued prospectively on this swap effective November 1, 2012, and subsequent changes in the fair value were recognized as interest expense. Amounts recorded to other comprehensive loss from the date of the swap’s inception through October 31, 2012 were amortized to interest expense over the period of the originally scheduled interest payments. On July 19, 2013, when the Company received final approval from the SEC regarding the investment company act, the AWN transaction moved from “possible” to “probable” and triggered the movement of $707 from other comprehensive loss to loss on the extinguishment of debt, representing the portion of the $192,500 swap that was over-hedged when the $65,000 payment was made. The remaining amount will be amortized from other comprehensive loss to interest expense over the life of the term loan. The $192,500 swap settled on August 1, 2013 for $4,073 in cash and, simultaneously, the marked-to-market resulted in an adjustment to interest expense of $231.

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

The following table presents information about the floating-to-fixed interest rate swap in the notional amount of $192,500 as of and for the three and nine-month periods ending September 30, 2013:

	Three	Nine
	Months	Months
Reclassified from accumulated other comprehensive loss to interest expense	$(1,082)	$(1,948)
Change in fair value credited to interest expense	$(231)	$785
Estimated amount of accumulated other comprehensive loss to be reclassified to interest expense within the next twelve months		$(1,424)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

5.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at September 30, 2013 and December 31, 2012, respectively:

	2013	2012
2010 senior credit facility term loan due 2016	$347,725	$431,200
Debt discount - 2010 senior credit facility term loan due 2016	(1,838)	(2,796)
6.25% convertible notes due 2018	114,000	120,000
Debt discount - 6.25% convertible notes due 2018	(9,666)	(11,602)
5.75% convertible notes due 2013	—	12,980
Debt discount - 5.75% convertible notes due 2013	—	(114)
Revolving credit facility loan	—	—
Capital leases and other long-term obligations	7,426	5,732

	457,647	555,400
Less current portion	(12,865)	(21,628)

Long-term obligations, net of current portion	$444,782	$533,772

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

$469,151

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

6.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the nine-month period ended September 30, 2013:

	Defined
	Benefit
	Pension	Interest
	Plans	Rate Swaps	Total
Balance, December 31, 2012	$(3,491)	$(5,748)	$(9,239)
Other comprehensive income before reclassifications	—	790	790
Reclassifications from accumulated comprehensive loss to net income	360	1,147	1,507

Net other comprehensive income	360	1,937	2,297

Balance, September 30, 2013	$(3,131)	$(3,811)	$(6,942)

The following table summarizes the reclassifications from accumulated other comprehensive loss to net income for the three and nine-month periods ended September 30, 2013:

	Three	Nine
	Months	Months
Amortization of defined benefit plan pension items: (1)
Amortization of loss (3)	$205	$612
Income tax effect	(84)	(252)

After tax	121	360

Amortization of loss on ineffective interest rate swap: (2)
Reclassification to interest expense	1,082	1,948
Income tax effect	(445)	(801)

After tax	637	1,147

Total reclassifications net of income tax	$758	$1,507

(1)	See Note 9 Retirement Plans for additional information regarding the Company’s pension plans.
(2)	See Note 4 Fair Value Measurements for additional information regarding the plan to terminate this swap.
(3)	Included in selling, general and administrative expense.

7.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, stock options, restricted stock, stock-settled stock appreciation rights (“SSARs”), performance share units and other awards may be granted to officers, employees, consultants, and non-employee directors.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

STOCK INCENTIVE PLANS (Continued)

The following table summarizes the SSARs and stock option activity for the nine-month period ended September 30, 2013

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	of Shares	Price	Life	Value
Outstanding at December 31, 2012	311	$8.66
Granted	—	—
Exercised	—	—
Canceled or expired	(12)	5.36

Outstanding at September 30, 2013	299	8.79	0.27	$—

Exercisable at September 30, 2013	299	$8.79	0.27	$—

The following table summarizes the restricted stock unit, long-term incentive award and non-employee director stock compensation activity for the nine-month period ended September 30, 2013:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested at December 31, 2012	1,292	$5.38
Granted	677	1.89
Vested	(972)	4.50
Canceled or expired	(49)	6.55

Nonvested at September 30, 2013	948	$3.67

The following table summarizes the performance share unit activity for the nine-month period ended September 30, 2013:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested at December 31, 2012	764	$4.09
Granted	843	1.65
Vested	(282)	2.67
Canceled or expired	(130)	1.96

Nonvested at September 30, 2013	1,195	$2.94

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

The following table provides selected information about the Company’s share-based compensation for the three and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total compensation cost for share-based payments	$550	$969	$2,268	$2,662
Weighted average grant-date fair value of equity instruments granted (per share)	2.57	2.25	1.76	2.68
Total fair value of shares vested during the period	111	100	4,823	2,534
Total intrinsic value of options exercised	—	—	—	—
Unamortized share-based payments	2,132	2,839	2,132	2,839
Weighted average period (in years) to be recognized as expense	1.9	1.3	1.9	1.3

8.	EARNINGS PER SHARE (RESTATED)

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

EARNINGS PER SHARE (Continued)

The calculation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Restated		Restated
	2013	2012	2013	2012
Net income (loss) applicable to common shares	$119,907	$8,244	$161,069	$8,586
Tax-effected interest expense attributable to convertible notes	1,485	1,808	4,409	—

Net income assuming dilution	$121,392	$10,052	$165,478	$8,586

Weighted average common shares outstanding:
Basic shares	47,159	45,664	46,592	45,511
Effect of stock-based compensation	674	422	605	295
Effect of convertible notes	11,513	13,351	11,619	—

Diluted shares	59,346	59,437	58,816	45,806

Earnings (loss) per share:
Basic	$2.54	$0.18	$3.46	$0.19

Diluted	$2.05	$0.17	$2.81	$0.19

9.	RETIREMENT PLANS

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

RETIREMENT PLANS (Continued)

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest cost	$160	$179	$480	$466
Expected return on plan assets	(180)	(174)	(541)	(440)
Amortization of loss	205	199	612	532

Net periodic pension expense	$185	$204	$551	$558

10.	BUSINESS SEGMENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Forward-looking statements may be contained in this Form 10-Q under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	the impact of Verizon Wireless (“Verizon”) continued build-out of its wireless network in Alaska which became operational in May 2013

•	the ability of AWN to integrate, operate, and improve the wireless assets contributed to it while maintaining effective interfaces and key product support systems with our retail business

•	the ability of AWN to generate sufficient free cash flow to support our preferred distribution

•	the wholesale terms established by AWN

•	the ability of ACS and GCI to maintain a certain level of retail wireless subscribers thereby providing a certain level of wholesale revenue to AWN

•	governmental and public policy changes, including on-going changes in our revenues resulting from regulatory actions affecting inter-carrier compensation, Universal Service Funding (“USF”) for high cost support, and lifeline revenues

•	our substantial debt which requires us to dedicate a significant portion of our cash flow from operating activities to make debt payments and places pressure on our ability to access the capital markets

•	our ability to comply with the covenants and other terms contained in our Senior Credit Facility

•	the cost and availability of future financing in the amounts, at the terms, and subject to the conditions necessary to support our business and pursue growth opportunities

•	our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including on-going capital expenditures needed to upgrade our access network to industry competitive speeds, and our limited access to in-state middle mile infrastructure

•	our ability to develop attractive, integrated products and services making use of our substantial investments in fiber optic cable facilities, including our Alaska Oregon Network (“AKORN®”) and Northstar fiber optic cables that connect Alaska to the contiguous states

•	unanticipated damage to one or more of our fiber optic cables resulting from construction or digging mishaps, fishing boats or other reasons

•	changes in general industry and market conditions, and structural declines for voice and other legacy services within the telecommunications industry

•	a maintenance or other failure of our network or data centers

•	a failure of back-office information technology (“IT”) systems

•	a third party claim that the Company is infringing upon their intellectual property, resulting in significant litigation or licensing expenses, or the loss of our ability to sell or support certain products including certain wireless devices

•	changes in overall national, regional or local economic conditions

•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan

•	the success or failure of any future acquisitions or other major transactions

•	geologic or other natural disturbances relevant to the location of our operations

•	the ability to attract, recruit, retain and develop the workforce necessary for implementing our business plan

•	the matters described under Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and this Quarterly Report on Form 10-Q

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

In addition to this plan, on July 22, 2013, the Company announced the closing of the AWN Transaction, allowing us to combine our wireless network with that of GCI. ACS is a one-third owner of AWN, while GCI owns the remaining 67%. GCI and ACS are leading wireless providers in Alaska, and in forming AWN, they both have each contributed their respective wireless assets, including spectrum licenses, cell sites, backhaul facility usage rights, and other assets necessary for AWN to operate an infrastructure company that designs, builds, and operates a statewide wireless network. AWN’s network will cover more of Alaska’s population than the network of any other wireless provider, and will provide the latest wireless services, including LTE, to its owners. GCI and ACS will independently sell these services to their respective retail customers and continue to operate as competitors in Alaska.

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

REGULATORY UPDATE

The items reported under Part I, Item 1 Business - Regulation in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, are updated as follows. This section should be read in conjunction with the corresponding items previously disclosed in our Annual Report.

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

Liquidity

We generated $59.6 million of cash from operating activities during the first three quarters of 2013 compared with $56.2 million during the same period 2012. Proceeds related to the AWN transaction of $100.0 million, combined with a $11.5 million reduction in total capital spending, and a $6.8 million reduction in cash dividend payments was utilized, in part, to fund the $97.4 million repayment of debt, representing a $88.1 million increase over debt repayments during the first three quarters of 2012. We ended the quarter with cash and cash equivalents of $53.3 million, a 216% increase from December 31, 2012.

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

RESULTS OF OPERATIONS

All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

	Three Months Ended September 30,
(in thousands)	Restated 2013	2012	Change	% Change
Operating revenues:
Wireline revenue
Business and wholesale
Retail service revenue
Voice	$5,790	$5,967	$(177)	-3.0%
Broadband	10,080	$8,613	1,467	17.0%
Equipment sales	480	$311	169	54.3%
Wholesale and other	9,193	$9,736	(543)	-5.6%

Total business and wholesale revenue	25,543	24,627	916	3.7%

Consumer
Retail service revenue
Voice	4,147	4,676	(529)	-11.3%
Broadband	5,596	4,613	983	21.3%
Equipment sales	36	42	(6)	-14.3%
Other	478	413	65	15.7%

Total consumer revenue	10,257	9,744	513	5.3%

Access
High cost support	4,984	5,087	(103)	-2.0%
Switched, special and other access	9,273	10,024	(751)	-7.5%

Total access	14,257	15,111	(854)	-5.7%

Total wireline revenue	50,057	49,482	575	1.2%

Wireless and backhaul revenue
Retail service revenue
Voice	9,993	12,355	(2,362)	-19.1%
Broadband	7,680	6,340	1,340	21.1%
Equipment sales	1,255	1,737	(482)	-27.7%
Foreign roaming	5,594	18,919	(13,325)	-70.4%
Other	1,441	1,132	309	27.3%
CETC	5,139	4,979	160	3.2%
Wireless backhaul	1,944	1,806	138	7.6%
Amortization of deferred AWN capacity revenue	738	—	738	n/a

Total wireless and backhaul revenue	33,784	47,268	(13,484)	-28.5%

Total operating revenues	83,841	96,750	(12,909)	-13.3%

Operating expenses:
Cost of services and sales	44,720	36,346	8,374	23.0%
Selling, general and administrative	29,274	25,437	3,837	15.1%
Depreciation and amortization	9,209	12,932	(3,723)	-28.8%
Gain on disposal of assets, net	(207,003)	(2,559)	(204,444)	7989.2%
Earnings on equity method investments, net	(8,082)	(45)	(8,037)	17860.0%

Total operating expenses	(131,882)	72,111	(203,993)	-282.9%

Operating income	215,723	24,639	191,084	775.5%
Other income and expense:
Interest expense	(9,785)	(10,268)	483	-4.7%
Loss on extinguishment of debt	(2,094)	—	(2,094)	n/a
Interest income	19	9	10	111.1%

Total other income and expense	(11,860)	(10,259)	(1,601)	15.6%

Income before income tax expense	203,863	14,380	189,483
Income tax expense	(83,956)	(6,136)	(77,820)

Net income	$119,907	$8,244	$111,663

Operating Revenue

Wireline Revenue - Business and Wholesale

Business and Wholesale revenue of $25.5 million increased $0.9 million, or 3.7%, in the three-month period of 2013 from $24.7 million in the same period of 2012. This improvement was due primarily to increased broadband revenue of $1.5 million, while partially offset by decreased wholesale revenue of $0.5 million from the sale of UNE’s to GCI and lower wholesale long-distance voice revenue of $0.2 million. Broadband ARPU increased to $175.00 in the third quarter of 2013 from $154.02 in the third quarter of 2012, an increase of 13.6%. While competition remains high for this market segment, we see continued opportunity for growth in the business and wholesale segment. Our performance reflects certain back-office constraints, both resources and processes that have resulted in delays in turning up revenues during the summer months.

Wireline Revenue - Consumer

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

Wireline Revenue - Access

Access revenue of $14.3 million decreased $0.9 million, or 5.7%, in the three-month period of 2013 from $15.1 million in the same period of 2012. This decline was due primarily to reduced revenue from switched and special access lines of $0.8 million. We expect the downward trend in access revenue to continue as more customers move to wireless alternatives. Rules for future high-cost support revenue are being developed by the FCC and in the interim, under current rates, we expect continued declines.

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

(Gain) Loss on Disposal of Assets, Net

The $207.0 million gain on disposal of assets in the third quarter of 2013 was primarily associated with the $207.3 million gain on sale of assets to GCI and the contribution of assets to AWN offset slightly losses on the disposal of other assets during the period.

Earnings from equity method investments

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

Income Taxes

A net expense of $84.0 million was recorded to the income tax provision for the three month period ending September 30, 2013 resulting in an effective tax rate of 41.1% for the period. Our income tax expense and effective tax rate were $6.1 million and 42.7%, respectively, for the same period in 2012.

Net Income

Net income was $119.9 million in the three-month period of 2013 compared to $8.2 million in the same period of 2012. The year-over-year improvement reflects the gains related to the AWN transaction, as well as the operating revenue, operating expense, and income tax items discussed above.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

	Nine Months Ended September 30,
(in thousands)	Restated 2013	2012	Change	% Change
Operating revenues:
Wireline revenue
Business and wholesale
Retail service revenue
Voice	$17,303	$18,046	$(743)	-4.1%
Broadband	29,509	$25,156	4,353	17.3%
Equipment sales	1,340	$927	413	44.6%
Wholesale and other	28,288	$29,686	(1,398)	-4.7%

Total business and wholesale revenue	76,440	73,815	2,625	3.6%

Consumer
Retail service revenue
Voice	12,819	14,460	(1,641)	-11.3%
Broadband	16,443	13,469	2,974	22.1%
Equipment sales	111	126	(15)	-11.9%
Other	1,275	971	304	31.3%

Total consumer revenue	30,648	29,026	1,622	5.6%

Access
High cost support	13,558	15,041	(1,483)	-9.9%
Switched, special and other access	28,056	30,503	(2,447)	-8.0%

Total access	41,614	45,544	(3,930)	-8.6%

Total wireline revenue	148,702	148,385	317	0.2%

Wireless and backhaul revenue
Retail service revenue
Voice	31,824	37,231	(5,407)	-14.5%
Broadband	21,783	17,892	3,891	21.7%
Equipment sales	3,785	4,594	(809)	-17.6%
Foreign roaming	40,029	40,996	(967)	-2.4%
Other	3,591	3,227	364	11.3%
CETC	16,093	15,669	424	2.7%
Wireless backhaul	6,112	4,715	1,397	29.6%
Amortization of deferred AWN capacity revenue	738	—	738	n/a

Total wireless and backhaul revenue	123,955	124,324	(369)	-0.3%

Total operating revenues	272,657	272,709	(52)	0.0%

Operating expenses:
Cost of services and sales	117,371	111,602	5,769	5.2%
Selling, general and administrative	83,717	80,374	3,343	4.2%
Depreciation and amortization	33,291	38,452	(5,161)	-13.4%
Gain on disposal of assets, net	(206,377)	(2,140)	(204,237)	9543.8%
Earnings on equity method investments, net	(8,061)	(45)	(8,016)	17813.3%

Total operating expenses	19,941	228,243	(208,302)	-91.3%

Operating income	252,716	44,466	208,250	468.3%
Other income and expense:
Interest expense	(29,970)	(29,203)	(767)	2.6%
Loss on extinguishment of debt	(2,370)	(323)	(2,047)	633.7%
Interest income	37	31	6	19.4%
Other	(13)	—	(13)	n/a

Total other income and expense	(32,316)	(29,495)	(2,821)	9.6%

Income before income tax expense	220,400	14,971	205,429
Income tax expense	(59,331)	(6,385)	(52,946)

Net income	$161,069	$8,586	$152,483

Operating Revenue

Wireline Revenue - Business and Wholesale

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

Wireline Revenue - Consumer

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

Wireline Revenue - Access

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

Operating Expenses

Cost of Services and Sales

Cost of services and sales of $117.4 million increased $5.8 million, or 5.2%, in the nine-month period of 2013 from $111.6 million in the same period of 2012. This increase was due to $8.6 million in increased AWN service revenue wholesale costs, representing a new cost for us purchasing wholesale wireless plans from AWN, and $5.1 million in CETC costs which is also a new category of costs for us as we pass-through our CETC revenue to AWN. These higher costs were partially offset by decreases of $2.1 million in roaming costs, and other direct operating expenses, such as leased circuits that have moved to AWN. Additionally, we experienced a decrease of $4.5 million in device and accessory costs partially related to handset subsidy support received from AWN, which is expected to continue, and our successful iPhone launch in 2012. Lastly, we experienced a decrease of $1.1 million in USF costs.

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

Depreciation and Amortization

Depreciation and amortization expense of $33.3 million decreased $5.2 million, or 13.4%, in the nine-month period of 2013 from $38.5 million in the same period of 2012, due primarily to the sale of assets to GCI and the contribution of assets with a book value of $63.4 million to AWN in late July 2013.

(Gain) Loss on Disposal of Assets, Net

The $206.4 million income on the disposal of assets in the nine-month period of 2013 was primarily associated with the $207.3 million gain on sale/contribution of assets to AWN offset slightly by losses on other assets during the period.

Earnings from Equity Method Investments, Net

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

Income Taxes

A net expense of $59.3 million was recorded to the income tax provision for the nine-month period ending September 30, 2013 resulting in an effective tax rate of 26.9% for the period. This amount primarily reflected a $61.4 million tax expense offset by a $29.9 million benefit from the favorable settlement of the Crest IRS examination and a $1.9 million benefit from the decrease in our valuation allowance. See Part II Item 1A Risk Factors. Excluding these benefits, our income tax expense and effective tax rate were $61.4 million and 27.9%, respectively, for the nine-month period ending September 30, 2013. Our income tax expense and effective tax rate were $6.4 million and 42.6%, respectively, for the same period in 2012.

Net Income

Net income was $161.1 million in the nine-month period of 2013 compared to $8.6 million in the same period of 2012. The year-over-year improvement reflects the gains related to the AWN transaction, as well as the operating revenue, operating expense, and income tax items discussed above.

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

Our major sources and uses of funds in the nine months ended September 30, 2013 and 2012 are as follows:

	Nine Months Ended September 30,
(in thousands)	2013	2012
Net cash provided by operating activities (restated)	$59,608	$56,210
Net change in short-term investments	2,037	—
Net change in restricted cash	3,393	(1,071)
Capital expenditures	(27,314)	(36,319)
Change in unsettled capital expenditures	(3,276)	(5,648)
Proceeds on sale of assets	4,747	2,923
Proceeds on sale/contribution of asset to AWN	100,000	—
Net debt repayments	(97,382)	(9,255)
Interest paid	(25,201)	(24,799)
Payment of cash dividend on common stock	—	(6,831)
Extinguishment of hedging instrument	4,073	—

Cash Flows from Operating Activities

Cash provided by operating activities of $59.6 million in the first nine months of 2013 reflected net income of $45.3 million, excluding non-cash income and expenses, net of an increase of $6.1 million in our net operating assets and liabilities, and cash distributions of equity investments of $5.4 million.

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

Cash Flows from Investing Activities

Cash provided by investing activities of $75.0 million in the first nine months of 2013 consisted of payments on capital expenditures totaling $31.9 million associated primarily with our IT infrastructure and construction of our access network, $4.7 million of proceeds from the sale of excess property, and $100.0 million of proceeds related to the AWN transaction.

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

NON-GAAP FINANCIAL MEASURES

The following table provides the computation of Adjusted EBITDA and Free Cash Flow for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	Restated 2013	2012	Restated 2013	2012

Net income (loss)	$119,907	$8,244	$161,069	$8,586
Add (subtract):
Interest expense	9,785	10,268	29,970	29,203
Loss on extinguishment of debt	2,094	—	2,370	323
Interest income	(19)	(9)	(37)	(31)
Depreciation and amortization	9,209	12,932	33,291	38,452
Loss on sale of short-term investments	—	—	13	—
(Gain) loss on disposal of assets	315	(2,559)	941	(2,140)
Earnings on equity method investment in TekMate	(18)	(45)	3	(45)
Earnings on equity method investment in AWN	(8,064)	—	(8,064)	—
Gain on sale/contribution of asset to AWN	(207,318)	—	(207,318)	—
TekMate distribution received	—	32	—	32
AWN distributions received	5,389	—	5,389	—
AWN distributions receivable within 14 business days	4,167	—	4,167	—
Income tax expense	83,956	6,136	59,331	6,385
Stock-based compensation and long-term cash incentives	702	969	2,750	2,662
AWN transaction-related costs	4,702	587	5,974	5,046

Adjusted EBITDA	$24,807	$36,555	$89,849	$88,473

Less:
Incurred capital expenditures	(13,717)	(13,876)	(27,314)	(36,319)
Amortization of deferred AWN capacity revenue	(738)	—	(738)	—
AWN transaction-related capital costs, net change	—	342	(41)	342
Cash interest expense	(6,818)	(7,796)	(25,201)	(24,799)

Free cash flow	$3,534	$15,225	$36,555	$27,697

Operating revenues	$83,841	$96,750	$272,657	$272,709

Adjusted EBITDA Margin	29.6%	37.8%	33.0%	32.4%

Note:	In an effort to provide investors with additional information regarding the Company’s results as determined by GAAP, the Company also discloses certain non-GAAP information which management utilizes to assess performance and believes provides useful information to investors. The Company has disclosed Adjusted EBITDA as net income before interest, loss on extinguishment of debt, depreciation and amortization, loss on sale of short-term investments, gain or loss on asset purchases or disposals, earnings on equity method investments, gains and distributions related to AWN, provisions for taxes, stock-based compensation, and AWN transaction-related costs, and Adjusted EBITDA Margin, defined as Adjusted EBITDA divided by Operating Revenues. Additionally, the Company has disclosed Free cash flow as Adjusted EBITDA, less capital expenditures that create an obligation to pay (“incurred capital expenditures”), less amortization of deferred AWN capacity revenue, less AWN transaction-related capital costs, less cash interest expense. These measures are provided because the Company believes they are important indicators regarding our ability to make principal payments on debt and fund working capital. Adjusted EBITDA, Adjusted EBITDA Margin and Free cash flow are non-GAAP measures and should not be considered a substitute for net cash provided by operating activities and other measures of financial performance recorded in accordance with GAAP.

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

Our primary exposure to market risk is associated with changes in interest rates. The interest rates and cash interest payments were effectively fixed on approximately $304.3 million, or 67%, of our total borrowings of $457.6 million as of September 30, 2013. Our 6.25% notes have a fixed coupon rate. The term loan component of our Senior Credit Facility bears interest of LIBOR plus 4.75% with a LIBOR floor of 1.5% as of July 22, 2013.

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

Changes in Internal Control Over Financial Reporting

As previously discussed in Footnote 3 Equity Method Investments, effective July 22, 2013, the Company and General Communication, Inc. (“GCI”) completed the transactions contemplated by the June 4, 2012 Asset Purchase and Contribution Agreement between themselves, two of their respective subsidiaries, and Alaska Wireless Network, LLC (“AWN”) for the purpose of combining their wireless networks into AWN. The Company is in the process of incorporating additional internal controls and procedures over financial reporting related to the AWN transaction.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit	Where Located

2.1	Asset Purchase and Contribution Agreement, dated as of June 4, 2012, among Alaska Communications Systems Group, Inc., General Communication, Inc., ACS Wireless, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless Network, LLC, with Form of First Amended and Restated Operating Agreement of The Alaska Wireless Network, LLC among The Alaska Wireless Network, LLC, GCI Wireless Holdings, LLC, ACS Wireless, Inc., Alaska Communications Systems Group, Inc. and General Communication, Inc. attached thereto as Exhibit A (portions of this Exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	Exhibit 2.1 to Form 8-K (filed August 6, 2012)

2.2	Amendment, dated as October 1, 2012, to Asset Purchase and Contribution Agreement, dated as of June 4, 2012, among Alaska Communications Systems Group, Inc., General Communication, Inc., ACS Wireless, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless Network, LLC.	Exhibit 2.1 to Form 8-K (filed October 2, 2012)

2.3	First Amended and Restated Operating Agreement of The Alaska Wireless Network, LLC, dated July 22, 2013, among The Alaska Wireless Network, LLC, GCI Wireless Holdings, LLC, ACS Wireless, Inc., Alaska Communications Systems Group, Inc. and General Communication, Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	Exhibit 2.3 to Form 10-Q (filed November 8, 2013)

3.1	Amended and Restated By-Laws of Alaska Communications Systems Group, Inc.	Exhibit 3.1 to Form 8-K (filed September 30, 2011)

10.1	Employment Agreement between Alaska Communications Systems Group, Inc. and Anand Vadapalli entered into on March 29, 2013.	Exhibit 10.1 to Form 8-K (filed April 4, 2013)

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 5, 2014	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne Graham
Wayne Graham
Chief Financial Officer
(Principal Accounting Officer)