Form 10-K
period 2013-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2014-03-27
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on June 30, 2013 was approximately $78 million computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 14, 2014 there were outstanding 48,893,506 shares of Common Stock, $.01 par value, of the registrant.

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

FOR THE YEAR ENDED DECEMBER 31, 2013

Cautionary Statement Regarding Forward Looking Statements and Analysts’ Reports

This Form 10-K and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “us”, “ACS”, the “Company” and “Alaska Communications”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Forward-looking statements may be contained in this Form 10-K under “Item 1A ,Risk Factors” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	the impact of Verizon Wireless’ (“Verizon”) continued build-out of its wireless network in Alaska which became operational in May 2013 and the related expansion of its retail presence

•	the ability of our wireless joint venture Alaska Wireless Network, LLC (“AWN”) with General Communications, Inc. (“GCI”) to integrate and operate, a competitive wireless network with wholesale products and pricing terms that enables ACS to be competitive in the wireless market

•	the ability of AWN to generate sufficient free cash flow to support our monthly preferred distributions

•	the wholesale terms established by AWN that affect our competitiveness in the retail wireless market

•	governmental and public policy changes, including on-going changes in our revenues or obligations we will assume to receive these revenues, resulting from regulatory actions affecting inter-carrier compensation, Universal Service Funding (“USF”) for high cost support, and ongoing support for programs such as lifeline services to our customers

•	our substantial debt which requires us to dedicate a significant portion of our cash flow from operating activities to make debt payments which places pressure on our ability to access the capital markets

•	our ability to comply with the covenants and other terms contained in our Senior Credit Facility

•	the cost and availability of future financing in the amounts, at the terms, and subject to the conditions necessary to support our business and pursue growth opportunities

•	our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including on-going capital expenditures needed to upgrade our network to industry competitive speeds

•	our ability to continue to develop attractive, integrated products and services to evolving industry standards, and meet the pressure from competition to offer these services at lower prices

•	unanticipated damage to one or more of our undersea fiber optic cables resulting from construction or digging mishaps, fishing boats or other reasons

•	changes in general industry and market conditions, and structural declines for voice and other legacy services within the telecommunications industry

•	disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services

•	a maintenance or other failure of our network or data centers

•	a failure of back-office information technology (“IT”) systems

•	a third party claim that the Company is infringing upon their intellectual property, resulting in litigation or licensing expenses, or the loss of our ability to sell or support certain products including certain wireless devices

•	changes in overall national, regional or local economic conditions

•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan

•	the success or failure of any future acquisitions or other major transactions

•	geologic or other natural disturbances relevant to the location of our operations

•	the ability to attract, recruit, retain and develop the workforce necessary for implementing our business plan

•	the matters described under Item 1A Risk Factors

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. Additional risks that we may currently deem immaterial or that are not currently known to us could also cause the forward-looking events discussed in this Form 10-K or our other reports not to occur as described. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10K.

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

PART I

Item 1. Business

OVERVIEW

We provide leading integrated communications services to consumer and business customers in and out of Alaska. Our communications network extends throughout the major population centers in Alaska connecting business and consumer customers to our network, which provides voice, broadband and other services to these customers and to the contiguous states through our own network which includes our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. Our primary focus is: (i) growing retail service revenue with our business, wholesale and consumer customers primarily by providing high bandwidth speeds and managed service offerings to business and wholesale customers, and higher bandwidth speeds without data cap pricing for consumers, (ii) working with state and federal regulatory agencies to provide an appropriate level of high cost support funding relative to the cost to provide broadband services in our service territories and (iii) maintaining our wireless retail service revenues by taking advantage of the AWN network in Alaska.

While our long term history of operation in Alaska results in us owning and operating an extensive network, given increasing level of competition in wireless, we entered into a unique transaction with GCI to form The Alaska Wireless Network, LLC where both companies combined their wireless networks. Alaska Communications is a one-third owner of AWN, while GCI owns the remaining two-thirds. GCI and Alaska Communications are leading wireless providers in Alaska, and in forming AWN, they both have contributed their respective wireless assets, including spectrum licenses, cell sites, backhaul facility usage rights, and other assets necessary for AWN to operate as an infrastructure company that designs, builds, and operates a statewide wholesale wireless network. AWN’s network covers more of Alaska’s population than the network of any other wireless provider, and provides the latest wireless services, including LTE. GCI and ACS independently sell these AWN wireless services to their respective retail customers, while paying AWN a wholesale charge as compensation for that company owning and operating the wireless network. AWN also reimburses us, subject to certain conditions, for wireless handset subsidies that we incur while providing wireless services to our customers. This transaction closed on July 22, 2013.

We were incorporated in 1998 under the laws of the state of Delaware. Our principal executive offices are located at 600 Telephone Avenue, Anchorage, Alaska 99503-6091. Our telephone number is (907) 297-3000 and our internet address is www.alsk.com.

Markets, Services and Products

We operate our business under a single reportable segment, and provide services and products to the following customer categories.

•	Business and Wholesale

•	Consumer

•	Other Services (including access services and high cost support)

•	Wireless

•	AWN Related

The four pillars supporting our products and services are reliability, customer service, trustworthiness and local presence. These pillars are represented by the following promise we make to our customers: “You can always expect to get the service as promised to you by an Alaska Communications’ representative. If you are not satisfied, we will work with you to provide a solution that meets your satisfaction.”

Our services and products are described below. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a summary of service and product revenues generated by each of these customer groups.

Business and Wholesale

Providing services to Business and Wholesale customers is our primary focus. Business services have experienced significant growth since January of 2012 and we believe the economics of business services are attractive. Given the demand from our customers for more bandwidth and services, we expect growth from these customers to continue for the foreseeable future. We provide communication services such as voice and broadband, and managed services including data network hosting, IT management, cloud-based services, billing and collection, and long distance services to these customers primarily over our own network. Our business customers include small and medium businesses, larger enterprises, and government customers which include municipal, local, state and federal government entities, school districts, libraries and rural health care hospitals.

Our acquisition of Tekmate, discussed in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading Other initiatives, is an example of our strategy to provide increasing levels of managed services to business customers, such as monitoring and maintaining our customers’ information technology infrastructures.

Our wholesale customers are other telecommunications carriers who rely on us to provide connectivity for voice, long distance and broadband needs to access their customers over our network. The wholesale market is characterized by larger transactions that can create variability in our operating performance. Overall we expect wholesale revenue to grow modestly.

Consumer

We primarily provide voice and broadband services to residential customers. Given that our primary competitor has extensive triple play offerings (video, voice and broadband) we are selective in how we offer products and services to this customer segment, to maximize our returns. We expect revenue growth from these customers will be more modest than our revenue growth from business customers. In 2013 our primary focus was to offer higher bandwidth speeds to these customers, leveraging the capabilities of our existing network, a process which will continue into 2014. Our primary competitive advantage is we offer bandwidth without data caps, while our primary competitor charges customers for exceeding certain levels of data usage.

Other Services Including Access Services and High Cost Support

We provide voice and broadband termination services to inter and intrastate carriers who provide services to our retail customers. We are compensated for these services, primarily by charging terminating and originating per minute rates to these carriers. These revenue streams have been in decline and we expect them to continue to decline.

We also receive inter and intrastate high cost universal support funds and similar revenue streams structured by state and federal regulatory agencies that allow us to recover our costs of providing universal service in Alaska. These revenue streams have experienced some erosion in 2013 due to changes in funding qualification by the relevant regulatory authority. As further discussed under “Regulation,” as a result of substantial changes enacted by the Federal Communications Commission (“FCC”), certain of these revenue streams, are undergoing significant reform and until this reform process is complete it is difficult to predict the positive or negative growth in these revenue streams in the future and the obligations we inherit should we qualify for future funding.

Wireless

We provide wireless voice and broadband services, and other value-added wireless products and services, such as wireless devices, across Alaska with roaming coverage available in the contiguous states, Hawaii and Canada by utilizing the AWN network.

Prior to the AWN structure, we provided these services utilizing our own wireless network. Under the AWN structure, we continue to provide these services to our retail wireless customers by utilizing the AWN network. We believe that the network owned by AWN has the most extensive statewide coverage of any wireless carrier and also has a significant Wi-Fi network in the urban corridors. The AWN spectrum licenses are the 800-900 MHz (for digital cellular voice and broadband services), 1800-1900 MHz (all digital PCS voice and broadband services), and the 3650-3700 MHz and AWS 1710-1735 MHL (for 4G LTE cellular service). The combined ACS and GCI contributed spectrum have similar characteristics and cover virtually all of Alaska.

Because we are a minority owner of AWN, our future performance in wireless is affected by the following factors related to AWN:

•	First, AWN’s ability to integrate the ACS and GCI networks in a way that does not hinder the service experience for our customers.

•	Second, AWN’s ability to offer wireless products and services, including handsets in a competitively neutral manner to GCI and ACS.

•	Third, AWN’s ability to establish wholesale rates for wireless services that allow us to earn a reasonable profit for our provision of retail wireless services.

Our performance in wireless is also impacted by the following market based events:

•	First, continued changes to the lifeline program (as discussed in our regulatory section under the headers Federal Universal Service Support, Lifeline Reform, Alaska Universal Service Fund and Other RCA Proceedings), which has undergone substantial new rules which make it more difficult for us to maintain our wireless lifeline customer base (in 2012 and 2013 we lost approximately 9,500 lifeline customers due to these new rules).

•	Second, the timing and pace of Verizon’s entry into the wireless retail market in Alaska. In 2013, Verizon turned up its wireless data network in the major urban markets of Alaska. The impact of this turn up was deminimus because the AWN transaction mitigated the impact from lower roaming revenue as roaming is now earned by AWN. The Verizon market entry is expected to have the most material impact to us when Verizon enters the retail market and competes with us and the other wireless carriers in Alaska for subscribers. Although it is difficult to predict, we expect that in 2014 Verizon will open retail stores in the state and begin to provide retail wireless services.

•	Finally, our performance in wireless is affected by our ability to operate within the expected margins we generate under the AWN structure. These margins, on average, are estimated to be 30% of our wireless retail revenue. These margins are intended to recover our fixed costs of operating our retail and indirect sales channels, our costs to support our customers including customer care, billing and collection, and other general and administrative costs. During the fourth quarter we began to implement actions to address how we operate within this operating margin, including reducing our employee levels in retail stores and our contact centers, and we expect further actions throughout 2014 to position our overall wireless offerings and reduce our overall costs to provide wireless services.

AWN Related

We report revenues that are related to our ownership position in AWN.

Because our network provides access to the retail marketplace, and as a result of the cost of providing service to high cost areas, we generate Competitive Eligible Telecommunications Carrier (“CETC”) revenues established by either state or federal regulatory agencies. As part of the AWN transaction we have agreed to pay a service charge to AWN for an amount equal to our CETC Revenue, and therefore CETC has no impact on our net income or EBITDA calculations.

Prior to the formation of AWN, we also served as a roaming partner for many national wireless carriers, which resulted in us generating roaming revenue. Because AWN now operates the network, all roaming revenue is, and is expected to continue to be, generated by AWN.

Prior to the formation of AWN, we also provided significant backhaul services to other wireless carriers. Backhaul services are broadband connections between a wireless carrier’s cell site, their central office switch and connectivity to the Internet. Upon the closing of AWN, all existing backhaul contracts were transferred to AWN, which results in our loss of revenue. However, we are not excluded from providing backhaul services in the future, and will compete with AWN and GCI for these services and expect to grow these revenues going forward.

Network and Technology

There are two extensive facilities based wireline telecommunications networks in Alaska. We operate one of these networks and GCI operates the other. We provide switched and dedicated voice and broadband services as well as a host of other value added services such as network hosting, IT management, cloud-based services, billing and collection, and long distance services. We continuously upgrade our network to provide higher levels of performance, higher bandwidth speeds, increased levels of security and additional value added services to our customers. Our networks are monitored for performance around the clock in redundant monitoring centers to provide a high level of reliability and performance. Our fiber network, which serves as the backbone of our network, is extensive within Alaska’s urban areas and connects our largest markets, including Anchorage, Fairbanks and Juneau with each other and the contiguous states. It offers us the opportunity to provide our customers with a high level of network reliability and speed for voice and broadband applications. We also own and operate one of the most expansive Internet Protocol (“IP”) networks in Alaska using multi-protocol label switching (“MPLS”), Metro Ethernet technology and Virtual Private LAN Service (VPLS). Our MPLS network provides the long-haul framework for our Metro Ethernet service, which we market to businesses and government customers. Metro Ethernet offers our customers scalable, high-speed broadband and customized IT products and services, as well as Internet connectivity. VPLS allows customers to connect their dispersed locations with the ease of use and control offered by Metro Ethernet and the quality and reliability of our MPLS services. We are one of the few Metro Ethernet Forum certified carriers in the nation, providing the highest degree of assurance to our customers regarding the quality of our network and services.

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

Competition

We face strong competition in our markets. For traditional voice and broadband services, we compete with GCI and AT&T on a statewide basis, and smaller providers such as Matanuska Telephone Association, Inc. (“MTA”) on a more localized basis.

As the largest facilities based operator in Alaska, GCI is the dominant state-wide provider of broadband, voice and video services, and has up to 80% market share in virtually every customer segment it serves. GCI continues to expand its voice and data network, often taking advantage of subsidized government programs which create a monopoly for services in certain markets. AT&T’s primary focus is to be the provider of voice and broadband services to its national customers who look to AT&T to provide nationwide solutions. AT&T tends to use its existing broadband network to serve these customers or it leases capacity from GCI or ACS to augment its existing network.

For wireless services, we compete with AT&T, GCI, and soon with Verizon for retail service revenue. AT&T’s strong market position in Alaska is in wireless, and we estimate that AT&T has over 50% market share. The competitive landscape is changing dramatically. In 2013, Verizon turned up its wireless network in the major urban centers in Alaska and we believe it is expanding the geographic reach of that network. Although Verizon has not yet opened retail stores in Alaska, we anticipate that they are planning to do so in 2014. AT&T and Verizon, in particular, have significant competitive advantages associated with device availability, content and a nationwide footprint that can be packaged with their wireless offerings. The impact to Alaska Communications is expected to be significant and our retail customer base may erode.

As competition continues to increase, we will be required to increasingly differentiate our value proposition based on prices and pricing plans, and target customer segments where we believe we have competitive advantages. We believe, however, that our customer base will erode from this competitive environment and our revenues will be impacted.

Our ownership in AWN serves to mitigate the financial impact of increasing competition in wireless because AWN is obligated to pay us a preferred distribution for the first four years of its formation beginning in July of 2013. These distributions are $50 million in each of the first two years, and $45 million in each of the third and fourth year. These distributions carry risk as to their certainty as AWN must generate free cash flow to sustain these payouts and they are further subject to our ability to maintain certain subscriber counts.

These competitive dynamics are significant, and our operating performance is expected to be impacted accordingly. For more information associated with the risks of our competitive environment see “Item 1A, Risk Factors.”

Marketing

Our marketing strategy relies on our history of understanding the Alaskan customer. We increasingly tailor our products and services based on understanding our customers’ needs, location, and type of service they desire. For consumer customers we focus on offering flat rate pricing for broadband services differentiating ourselves from GCI who charges for excess data usage. For business customers we bundle our products and provide value added managed services, with a high degree of reliability and redundancy.

Sales and Distribution Channels

Our sales strategy combines direct and indirect distribution channels to retain current customers and drive additional sales growth. Our direct channel is comprised of our retail stores throughout the state, a direct sales team focused on our business customers, and a network of agents that primarily focus on wireless services. During 2013 we built an extensive sales channel targeting the small and medium sized business market to supplement our traditional focus on serving larger business and wholesale customers. Our focus in 2014 is to maintain the size of this sales channel and improving its productivity as measured by total sales and average sales per representative.

Customer Base

We generate our revenue through a diverse statewide customer base and there is no reliance on a single customer or small group of customers. Business and wholesale customers are our primary focus and they make up 28.8% of our total revenue. In prior years we had significant reliance on roaming revenue from Verizon which accounted for 11.5%, 16.4% and 12.4% of our revenue in 2013, 2012, and 2011, respectively. As of the close of the AWN transaction, the Verizon roaming revenue was assigned to AWN.

Seasonality

We believe our revenue is impacted by seasonal factors. We believe this is due to Alaska’s northern latitude and the resulting wide swing in available daylight and weather conditions between summer and winter months. These conditions, unique to Alaska, affect business, tourism and calling patterns in the state. Our spending patterns are also impacted by seasonality as we incur more capital spending and operating spending during the summer and early fall periods of the year reflecting the heightened economic activity from the summer months and our own construction activities during this time period.

Employees

As of December 31, 2013, we employed 811 regular full-time employees, 7 regular part-time employees and 8 temporary employees. Approximately 65% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement (“CBA”) with the IBEW, which was amended in October 2012, governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska through December 31, 2015. Management considers employee relations to be generally good.

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

Overview

The telecommunications services we provide are subject to extensive federal, state and local regulation. These regulations govern, in part, our rates and the way we conduct our business, including the requirement to offer telecommunications services pursuant to nondiscriminatory rates, terms, and conditions, the obligation comply with E-911 rules, the Communications Assistance for Law Enforcement Act (“CALEA”), the obligation to safeguard the confidentiality of customer proprietary network information (“CPNI”), as well as our obligation to maintain specialized records and file reports with the FCC and state regulators. These requirements are subject to frequent change. Compliance is costly, and limits our ability to respond to the demands of our increasingly competitive service markets.

We generate revenues from regulated and market-based charges to our customers, access charges to other carriers, and federal and state support mechanisms for telecommunications and broadband. These revenues are recorded throughout our customer categories. With the close of AWN, an amount equal to our federal high cost loop support for wireless (“CETC Revenue”) is remitted to AWN, and for periods after the close, CETC Revenues have no direct impact to our net income, cash flow from operations or adjusted EBITDA.

Our local exchange carrier (“LEC”) subsidiaries are regulated common carriers subject to rate of return and price-cap regimes; however, because they face competition, most of our LEC subsidiaries may not be able to realize their allowed rates of return.

In this section, “Regulation”, we refer to our LEC subsidiaries individually as follows:

•	ACS of Anchorage, LLC (“ACSA”);

•	ACS of Alaska, LLC (“ACSAK”);

•	ACS of Fairbanks, LLC (“ACSF”); and

•	ACS of the Northland, LLC (“ACSN”).

In establishing their costs of regulated services, our LEC subsidiaries have determined their aggregate costs, allocated those costs between regulated and non-regulated services, then separated these costs between state and federal jurisdictions and finally among inter and intrastate services. This process has been governed primarily by the FCC and the Regulatory Commission of Alaska (“RCA”) rules and regulations. The FCC is considering whether to modify or eliminate the current jurisdictional separations process. This decision could indirectly increase or reduce earnings of carriers subject to jurisdictional separations rules by affecting the way regulated costs are divided between the federal and state jurisdictions if rates in both jurisdictions are not adjusted accordingly.

At the federal level, the FCC generally exercises jurisdiction over services of regulated common carriers that provide, originate or terminate interstate or international communications and related facilities. The FCC does not directly regulate certain broadband Internet access services known as information services and has preempted inconsistent state regulation of information services. Our wireless services use FCC radio frequency licenses and are subject to various FCC regulations, including E-911 and number portability requirements; AWN now bears the responsibility for compliance with FCC licensing and network operational requirements.

The RCA generally exercises jurisdiction over services and facilities used to provide, originate or terminate communications between points in Alaska. In addition, pursuant to the local competition provisions of the Communications Act of 1934, as amended (“Communications Act”), federal and state regulators share responsibility for implementing and enforcing certain pro-competitive policies.

Local governments often regulate the public rights-of-way necessary to install and operate networks. These local governments may require communication service providers to obtain licenses or franchises regulating their use of public rights-of-way and may require carriers to obtain construction permits and abide by building and land use codes.

Federal Regulation

We must comply with the Communications Act and regulations promulgated thereunder, which require, among other things, that we offer interstate services upon request at just, reasonable and non-discriminatory rates and terms. The Communications Act also requires us to offer competing carriers interconnection and non-discriminatory access to certain facilities and services designated as essential for local competition, and permits the FCC to deregulate us as markets become more competitive. Under the Communications Act we are eligible for support revenues to help defray the cost of providing services to rural, high cost areas, low-income consumers, schools and libraries, and rural health care providers. Many of these regulations recently have been modified by the FCC and others are the subject of on-going FCC rulemakings that are expected to result in further changes; in both cases, the changes are intended to expand the support mechanisms to include broadband Internet access services, and promote additional deployment of such services.

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

All of our LEC’s are considered incumbent LECs (“ILECs”) and have additional obligations under the Communications Act: negotiate in good faith with any carrier requesting interconnection; provide interconnection for the transmission and routing of telecommunications at any technically feasible point in its network on just, reasonable and non-discriminatory rates, terms and conditions; provide access to unbundled network elements (“UNEs”), such as local loops at non-discriminatory, cost-based rates to competing carriers that would be “impaired” without them; offer retail local telephone services to resellers at discounted wholesale rates; provide notice of changes in information needed for another carrier to transmit and route services using its facilities; and provide, at rates, terms and conditions that are just, reasonable, and non-discriminatory; physical collocation, which allows a competitive LEC (“CLEC”) to install and maintain its network termination equipment in an ILEC’s central office, or to obtain functionally equivalent forms of interconnection.

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

Interstate Access Charges

The FCC regulates the prices that ILECs charge for the use of their local telephone facilities in originating or terminating interstate calls. For the years ended December 31, 2013 and 2012, interstate access charges represented approximately 6% of our total revenues, respectively.

Rates for interstate telecommunications services offered by our ILEC subsidiaries are determined using price cap regulation, under which the rates vary from year to year based on mathematical formulae, and not based on changes to our costs, including both intercarrier rates and retail end user rates. Since 2010, ACSA, ACSF, and ACSAK have had the right under the FCC’s Phase I and Phase II pricing flexibility rules to offer flexible pricing arrangements such as volume and term discounts free from FCC rate structure and price-cap rules for qualifying services and dedicated transport and special access services in the Anchorage, Juneau and Fairbanks areas. The FCC has since ceased making any new grants of pricing flexibility, and is seeking data on the state of competition in the markets for these services to inform possible changes to these rules. Compliance with this data request could be costly to the Company. In addition, because three of the ACS ILECs enjoy pricing flexibility under the current FCC rules, any reforms that the FCC adopts that affects this pricing flexibility could affect ACS’s revenues in ways that we cannot currently predict.

Under a 2011 FCC order (the “Transformation Order”), our ILEC interstate and intrastate switched access rates and reciprocal compensation rates (“ICC rates”) are capped and declining toward zero, in pursuit of the FCC’s goal that carriers will recover their costs from their end-users and, in some cases, universal service support mechanisms.

The transition is unfolding over a six year period beginning July 1, 2012, as follows:

•	intrastate terminating switched end-office rates, intrastate terminating switched transport rates (to the extent they are above the ILEC’s interstate rates) and reciprocal compensation rates were reduced in two equal steps to parity with interstate rates effective July 1, 2012 and July 1, 2013; transport rates will remain at this level;

•	intrastate and interstate terminating switched end-office rates and reciprocal compensation rates will be reduced in three equal steps to $0.0007 effective July 1, 2014, July 1, 2015, and July 1, 2016;

•	all terminating switched end-office rates and reciprocal compensation rates will be reduced to zero on July 1, 2017; and

•	for a terminating ILEC that owns the tandem switch, terminating switched end-office rates and terminating switched transport rates will be reduced to $0.0007 for all traffic within the tandem serving area on July 1, 2017, and to zero on July 1, 2018.

The Transformation Order provides for a certain amount of compensation for lost revenue through two optional programs: (i) an access recovery charge on subscribers and (ii) a temporary access replacement support mechanism with broadband build-out obligations. However, the FCC does not intend the results of the changes to be revenue-neutral to any ILEC and various caps, limitations, market forces, and, ultimately, phase-outs apply to both of these programs. Based on these factors, it is difficult to predict the ultimate impact on our future revenues.

Federal Universal Service Support

The Communications Act requires the FCC to establish a universal service program to ensure that affordable, quality telecommunications services are available to all Americans. The Company receives universal support (“USF”) in several forms: (1) high cost loop support (“HCLS”) was provided to the Company in 2013 for its wireline business under the Connect America Fund; and (2) high cost loop support was provided to the Company in 2013 for its wireless business as CETC Revenue. In addition, the Company benefits from the FCC’s E-Rate program that supports schools and libraries as well as the FCC’s Rural Health Care program that supports telemedicine and rural health care communications. Finally, the Company also receives USF under the FCC’s Lifeline program which benefits low income consumers. For the year ended December 31, 2013, the Company recognized $21.0 million in wireless CETC Revenue (of which $10.1 million was remitted to AWN, as effective of the closing of AWN we remit to AWN all CETC Revenue that we receive) and $18.8 million in high cost loop support for its LECs. Combined, these amounts represent approximately 11% of our total revenues for the twelve month period ended December 31, 2013. For the year ended December 31, 2012, the corresponding amounts were $20.7 million and $20.2 million, respectively.

Since the closing of the AWN transaction, ACSW has been obligated to remit an amount equal to its CETC Revenue to AWN.

The recent Transformation Order made a number of changes, including:

•	Phasing out an existing high cost funding mechanisms and establishing the Connect America Fund (“CAF”) to support both voice and broadband fixed services in high cost areas served by price-cap carriers, such as our LECs; and

•	Establishing a separate mobility fund to support mobile voice and broadband services in unserved and high cost areas while freezing and phasing out the identical support rule for CETCs, including ACSW and our competitors.

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

The Connect America Fund (CAF)

The CAF, a post-Transformation Order HCLS program, will be implemented in two phases. During Phase One, which started in 2012, high cost support for ACS’s ILECs was frozen at 2011 levels (CAF I Frozen Support”). Price-cap ILECs, such as us, must use this frozen CAF I Frozen Support to support modern communications networks capable of supporting broadband and voice services, and over time must target areas that are substantially unserved by any unsupported competitor providing such services. “Broadband” for purposes of the new FCC support programs is currently defined as delivering actual speeds of at least 4 Mbps downstream and 1 Mbps upstream, with latency suitable for real-time services such as VoIP, and must be offered at prices reasonably comparable to those in urban areas.

Price-cap ILECs, such as us, must use CAF I Frozen Support to support modern communications networks capable of supporting broadband and voice services, and over time must increasingly target areas that are substantially unserved by any unsupported competitor providing such services. Specifically, under FCC rules, the ACS ILECs receive a total of $19.7 million annually in frozen CAF Phase I support. In 2013, we were required to spend one-third of this total to build and operate broadband-capable networks used to offer our own retail broadband service in areas substantially unserved by an unsubsidized competitor. On April 9, 2013, we filed a request for the FCC to waive certain restrictions on the use of this portion of our frozen CAF Phase I support in order to permit us to use this support more effectively to achieve the purposes of the rule. The FCC denied the Company’s petition but granted some limited relief to all carriers in an order issued October 30, 2013. In 2014, we are required to spend two-thirds of our CAF I Frozen Support in this manner, and may need to seek additional waiver relief from this rule. In 2012 and 2013, and in conjunction with Phase I, the FCC made additional CAF Phase I Incremental Support available to certain price-cap carriers serving the highest-cost wire centers, conditioned on the carriers deploying additional broadband service to unserved locations over the three-year period following the award of support. In 2012 (“Round 1 Incremental Support”), a price cap ILEC accepting this support was required to deploy broadband service delivering actual speeds of at least 4 Mbps downstream and 1 Mbps upstream within three years to at least one unserved location for every $775.00 of support it accepts. The FCC offered us approximately $4.2 million of this support in 2012, which we accepted.

In September 2012, we filed a request for waiver with the FCC, seeking greater flexibility to use this support in ways that we believe will increase the benefits of this support to our subscribers. That petition remains pending at the FCC. In July 2013, we informed the FCC that, under the conditions governing use of Round 1 Incremental Support, we would be able to deploy broadband service to 2,291 locations, utilizing roughly $1.8 million of the Round 1 Incremental Support that we originally accepted. If we are unable to deploy service to additional locations, and do not receive a waiver, we may be required to return a portion of our Round 1 Incremental Support, and may face additional penalties.

In 2013, the FCC offered price cap ILECs additional CAF Phase I Incremental Support (“Round 2 Incremental Support”), and an additional alternative to use the support in areas served by broadband, but that do not receive actual speeds of at least 3 Mbps/768 kbps. A price cap ILEC accepting Round 2 Incremental Support for use in such areas must agree to deploy broadband delivering actual speeds of at least 4 Mbps downstream and 1 Mbps upstream to one location for each $550.00 it accepts. In 2013, ACS accepted $0.2 million in Round 2 Incremental Support to serve 316 locations at $550.00 per location.

On April 22, 2013, the FCC adopted a model platform that will be used to establish the geographic area and support levels to be offered under CAF Phase II, which will serve to replace CAF Phase I support to price-cap carriers operating in the 48 contiguous states. Price cap ILECs accepting CAF Phase II support will be required to make a statewide commitment to offer voice service and broadband delivering actual speeds of at least 4 Mbps downstream and 1 Mbps upstream to each customer location in that state within the geographic area covered by CAF Phase II. We have engaged in continuous FCC advocacy to refine this model platform and associated inputs to better reflect the costs and unique challenges of deploying broadband in Alaska, and continue to do so. We are unable to predict at this time, however, the level of CAF Phase II support we may be offered, or the geographic area or number of customer locations that may be covered by such support.

There is substantial uncertainty regarding how the Company qualifies for future USF revenues under this program and the obligations we must inherit should we qualify for future funding.

Lifeline Reform

We generated less than 2% of our total revenue from lifeline customers for the twelve months ended December 31, 2013 and 2012. Under reforms adopted in the FCC’s January 2012 Lifeline Order, we are required to recertify each of our Lifeline customers annually to verify continued eligibility for Lifeline service. In part as a result of those efforts, our Lifeline enrollment decreased, in particularly for wireless services where we lost approximately 2,000 connections during 2013. The rollout of a national eligibility database, through which we will be required to verify subscriber eligibility for Lifeline, is currently underway. Also in conjunction with the Lifeline Order, the FCC continues to evaluate further changes to its Lifeline program in an ongoing Further Notice of Proposed Rulemaking (“FNPRM”). There are a number of matters under consideration that could increase the Company’s regulatory compliance obligations and customer administrative responsibilities, and impact revenue received from regulatory funding sources. In the FNPRM, the FCC is considering whether to reduce our federal Lifeline subsidy support.

Wireless Services

Federal law preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio services (“CMRS”), which includes personal communications services and cellular services. The FCC does not regulate such rates; however, the FCC imposes a variety of regulatory requirements on CMRS operators. Following the close of the AWN transaction, AWN, as the new holder of our CMRS licenses and operator of the AWN CMRS network, assumed responsibility for complying with the majority of these obligations. For example, CMRS operators must be able to transmit 911 calls from any qualified handset without credit check or validation and are required to provide the location of the 911 caller within an increasingly narrow geographic range. CMRS operators are also required to provide 911 service for individuals with speech and hearing disabilities, or TTY service. All cellular and personal communications services licenses have a 10-year term, at the end of which they must be renewed. Licenses may be revoked for cause and license renewal applications may be denied if the FCC determines that renewal would not serve the public interest. In addition, all personal communications services licensees must satisfy certain coverage requirements. Licensees that fail to meet the coverage requirements may be subject to forfeiture of the license.

On April 7, 2011, the FCC adopted new rules governing data roaming arrangements, by which wireless carriers are able to use their competitors’ networks in areas where they do not offer service. The new rules require AWN to offer data roaming arrangements to other providers with compatible technologies on “commercially reasonable terms and conditions” and create a special dispute resolution procedure should the parties be unable to reach agreement. The long-term impact of these rules remains uncertain however, their economic impact will be mitigated to us to some extent by the preferred dividend structure we have with AWN.

AWN Transaction

In connection with the formation of AWN, ACS obtained:

•	A declaratory ruling from the FCC that access by ACS to AWN’s facilities and services constitutes “access to spectrum” in areas in which the Company holds Licenses for the purpose of 47 C.F.R. §54.1003(b), and any similar provisions with respect to Mobility Fund Phase II;

•	An order from the SEC that our interest in AWN does not subject us to regulation under the Investment Company Act; and

•	A waiver from certain SEC reporting requirements associated with the transaction

The formation of AWN was not challenged by the Department of Justice within the applicable anti-trust waiting period.

State Regulation

Telecommunication companies are required to obtain certificates of public convenience and necessity from the RCA prior to operating as a public utility in Alaska. The RCA must approve amendments to and transfers of such certificates and, in connection with that authority, recently opened a docket to consider the conversion of the ACS ILECs from corporations to LLCs. In addition, RCA approval is required if an entity acquires a controlling interest in any of our certificated subsidiaries, acquires a controlling interest in another intrastate utility or discontinues an intrastate service. The RCA also regulates rates, terms and conditions for local, intrastate access and intrastate long distance services, supervises the administration of the Alaska Universal Service Fund (“AUSF”) and decides on Eligible Telecommunications Carrier (“ETC”) status for purposes of qualifying for federal USF. The Communications Act specifies that resale and UNE rates are to be negotiated among the parties subject to the approval or arbitration of the RCA. Our ILECs have entered into interconnection agreements with a number of entities.

Alaska Universal Service Fund

The AUSF serves as a complement to the federal USF, but must meet federal statutory criteria concerning consistency with federal rules and regulations. Revenue from the Alaska Universal Service Fund represented 1.8% and 1.9% of our revenue for the twelve month periods ended December 31, 2013 and 2012, respectively.

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

The RCA’s August 2010 access charge order added a new Carrier Common Line (“CCL”) support program to the AUSF as well as expanded the AUSF to include support for carriers of last resort (“COLRs”). The new AUSF support programs were implemented in 2011. Some of our ILECs also receive COLR support from the AUSF.

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

Risks Relating to Our Industry

Competition

The telecommunications industry in Alaska is competitive and will become even more competitive when Verizon begins to provide retail wireless service which is expected to occur in 2014.

The telecommunications industry in Alaska is competitive and will become even more competitive when Verizon enters the retail wireless market. New competitors make it more difficult for us to attract and retain customers, which will result in lower revenue, cash flow from operating activities and Free Cash Flow.

Given our limited market size, the impact from increased competition is expected to be material, and will impact our future service revenue, cash flow from operating activities and Free Cash Flow. Our service revenue is generated from monthly charges to our retail customers. Should those customers elect to move their wireless service to Verizon, our service revenue will decrease.

Our principal facilities based competitor for voice and broadband services is GCI, who is also the dominant cable television provider in Alaska. In consumer markets, GCI leverages its dominant position in the consumer and business and wholesale markets in several ways. In the consumer market GCI bundles its cable services with voice, broadband and wireless services. We do not offer video service, and thus, are unable to offer competing bundles. In the business and wholesale market GCI holds a dominant position through its extensive fiber optic, microwave and satellite based middle mile network as well as its undersea fiber cable network, where it owns and operates two of the four existing undersea fiber optic cables connecting Alaska to the contiguous states.

GCI continues to expand its statewide reach, including through its Terra Southwest project which is funded 50% with a $44 million grant from the USDA Rural Utilities Service and, as structured, gives GCI a substantial competitive advantage in the markets served by Terra Southwest. GCI has indicated it intends to replicate this government subsidized model in other markets in Alaska which will create monopoly type conditions in these markets.

As part of its long history of operating in Alaska, AT&T has a somewhat limited terrestrial network in Alaska where the focus on serving certain national customers. AT&T’s primary focus in Alaska is providing wireless services, where it is estimated to have over 50% market share. AT&T has numerous competitive advantages in wireless including availability to handsets and a nationwide network for its customers.

These strong competitive pressures from two large competitors, coupled with the entry of Verizon into the Alaska market, could have a material adverse effect on our business, operating results, margins and financial condition.

Network Migration to the AWN Network

Migration to the AWN HSPA/LTE network has and could continue to impact the number of retail wireless customers

Prior to the formation of AWN, ACS served its customers with CDMA/LTE services. GCI served its customers with HSPA/LTE services. AWN has chosen to move to an HSPA/LTE network, which means our customers, over time, will need to move to HSPA/LTE handsets that work on the AWN network. The characteristics of this network in terms of coverage, quality, and speeds varies from the existing CDMA network, and we are experiencing customer loss from customers who see improved speeds from the HSPA/LTE network but poorer coverage associated with the AWN network.

Technological Advancements and Changes in Telecommunications Standards

If we do not adapt to rapid technological advancements and changes in telecommunications standards, our ability to compete could be strained, and as a result, we would lose customers.

Our success will likely depend on our ability to adapt and fund the rapid technological changes in our industry. Our failure to adopt a new technology or our choice of one technology over another may have an adverse effect on our ability to compete or meet the demands of our customers. Technological changes could, among other things, reduce the barriers to entry facing our competitors providing local service in our service areas. The pace of technology change and our ability to deploy new technologies may be constrained by insufficient capital and/or the need to generate sufficient cash to make interest payments on our debt.

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

We define middle mile as the connection between the first aggregation point into a local community and the interconnection point to the internet which connects this community to the outside world. These are typically high capacity connections and can span hundreds of miles in the case of Alaska. It is unlikely that we will have the capital needed for middle mile investments, and GCI controls significant elements of the middle mile network in Alaska, and through its government funded programs is creating monopoly conditions in certain areas of the state. This limits our ability to compete in certain markets.

Wireless Device Access and Cost per Device

Limited device access and increasing cost per device related competition may present continuing challenges to the Company.

We have consistently been challenged to have comparable handset availability to the national wireless carriers, thus presenting a significant competitive disadvantage. This risk was partially mitigated in April 20, 2012, when the Company began to offer the iPhone to its customers, and also impacted by the AWN transaction where AWN assumed the responsibility of providing competitive handset selection to ACS and GCI. The company has experienced situations where AWN has provided handset availability to GCI but has not done so with ACS, which impacts our ability to be competitive, and we are not experiencing improved handset selection under the AWN structure. This risk of handset supply will continue to affect our ability to be competitive in the wireless market.

Risks Relating to Our Debt

Substantial Debt

Our substantial debt could adversely affect our financial health, financing options and liquidity position.

In 2012 we began to reduce the amount of our outstanding debt, but continue to have substantial debt. As of December 31, 2013, we had total debt of $456.3 million. While we have reduced our level of debt, our overall EBITDA is also being re-set under the AWN structure resulting in continued higher leverage ratios compared to other telecommunication providers who access the capital markets. This level of debt could have important consequences for the holders of our common stock. For example, our substantial debt and the related loan covenants could:

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

Our substantial debt exposes us to adverse changes in interest rates. We entered into floating-to-fixed interest rate swaps to hedge our exposure to interest rate changes. In conjunction with the refinancing of our senior debt on October 21, 2010, we entered into floating-to-fixed interest rate swaps that fixed the interest rates on $385.0 million of notional term loan value at 6.47% for the period June 2012 through September 2015. Under the terms of our Senior Credit Facility effective November 1, 2012, the effective fixed rate increases to 6.72% for the period April 2013 through May 2013, to 6.97% for the period June 2013 through July 2013, and to 7.22% for the period August 2013 through September 2015. In conjunction with the amendment to our Senior Credit Facility effective November 1, 2012 and the incremental $65.0 million principal payment on the term loan required by the Senior Credit Facility in conjunction with the closing of the AWN Transaction, the Company determined that its forward floating-to-fixed interest rate swap in the notional amount of $192.5 million no longer met the effectiveness criteria for hedge accounting treatment. Accordingly, hedge accounting treatment was discontinued on this swap effective November 1, 2012, and future changes in its fair value will be recognized as interest expense. Amounts recorded to accumulate other comprehensive loss from the date of the swap’s inception through October 31, 2012 will be amortized to interest expense over the period of the originally designated hedged variable rate interest payments. We are also subject to credit risk related to our counterparties on the swaps and the interest rate cap and to interest rate fluctuations on interest generated by our debt in excess of the notional term loans referenced above. For more specific information related to our exposure to changes in interest rates and our use of floating-to-fixed interest rate swaps, please see “Item 7A, Quantitative and Qualitative Disclosures About Market Risk.”

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

Our Senior Credit Facility requires us to maintain certain financial ratios and adhere to other covenants that, among other things, restrict our ability to take specific actions, even if we believe such actions are in our best interest. Substantially all of our assets (including those of our subsidiaries) have been pledged as collateral for our Senior Credit Facility. These include restrictions on our ability to:

•	pay dividends or distributions on our capital stock; until our leverage ratio is at or below 3.5X EBITDA;

•	redeem common stock;

•	issue certain preferred or redeemable capital stock;

•	incur additional debt;

•	create liens;

•	make certain types of investments, loans, advances or other forms of payments;

•	issue, sell or allow distributions on capital stock of specified subsidiaries;

•	prepay or defease specified debt;

•	enter into transactions with affiliates; or

•	merge, consolidate or sell our assets.

Further, we are required to meet certain financial covenants, reported on a quarterly basis. Our ability to meet these covenants is dependent, among other factors, on our achieving targeted results of operations and the payment of monthly distributions from AWN. We may not be able to achieve these targets for a variety of reasons, some of which are beyond our control, such as changes to the high cost support program administered by the FCC. Upon the occurrence of an event of default under our Senior Credit Facility, the lenders could elect to declare all amounts outstanding under our Senior Credit Facility to be immediately due and payable. Such a default or acceleration may allow our other creditors to accelerate our other debt. If the lenders accelerate the payment of the debt under our Senior Credit Facility, our assets may not be sufficient to repay our debts.

Debt Service Requirements

We require a significant amount of cash to service our debt, fund our growth projects and meet other liquidity needs.

Our ability to make payments on and to refinance our debt, including amounts borrowed under our Senior Credit Facility, due in 2016 and our 6.25% Convertible Notes due 2018 (“6.25% Notes”), and to fund planned capital expenditures, including strategic acquisitions, if any, will depend on our ability to generate cash in the future. We cannot assure you that our business will generate sufficient cash flow from operations such that our currently anticipated growth in revenues and cash flow will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable the repayment of our debt, pay dividends or to fund our other liquidity needs.

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

If we are forced to pursue any of the above options our business and the value of our common stock could be adversely affected. We recently entered into an amendment to our Senior Credit Facility which, among other things, requires us to increase the amount of fixed annual amortization of this facility and prohibits the payment of cash dividends on our common stock until such time our Total Leverage Ratio is not more than 3.50 to 1.00. As of December 31, 2013, our Total Leverage Ratio was 3.94 to 1.00.

Risks Related to our Business

AWN Transaction and Operating Structure

We rely on the operations of AWN, over which we exercise limited control to generate a significant portion of our cash from operations, to set certain wholesale terms, and to provide acceptable wireless performance to our wireless customers.

Although, for the first four years of AWN’s operations, the distributions we receive from AWN are preferential to us, we rely on management of AWN to generate sufficient FCF to pay those distributions. AWN’s cash flows are affected by many factors, such as network quality, ongoing network rationalization, the number of retail customers served by GCI and AWN and other factors, most of which are beyond our control. For the period July 23, 2013 to December 31, 2013, our preferred distribution represents approximately 40.8% of AWN’s FCF. AWN’s free cash flow is significantly impacted by roaming revenues, which are 38.1% of AWN’s revenues for the period ended December 31, 2013, and capital spending associated with AWN’s build out of its statewide LTE network. Roaming revenue is generated through charges to other wireless providers whose customers traveled within our coverage areas. With the close of AWN these arrangements and the related revenue were contributed to AWN. This revenue is volatile because of a number of factors including seasonality, Verizon’s entry into the Alaska market, and AWN’s ability to successfully renew expiring agreements and negotiate new ones. Significant declines in roaming revenue may place pressure on AWN’s ability to execute its business plan, provide competitive service, and pay its distribution to ACS. We expect that capital spending at AWN will be significant through 2014 and will moderate once the build out of the LTE network is complete.

During the first four years following consummation of the AWN Transaction, ACS is eligible to receive preferential cash distributions totaling up to $50 million in each of years one and two, and up to $45 million in each of years three and four. After year four, GCI and ACS will generally receive distributions proportional to their ownership interests. Distributions payable to ACS during the first four years are subject to a downward adjustment if there are certain decreases in ACS’s average number of wireless subscribers during a year. In years in which ACS fails to maintain required subscriber levels, its distributions in the following year will be reduced by $218.00 per average subscriber shortfall. The adjustments to ACS distributions are capped at $21.8 million during the first four years. In the fourth year, GCI will be required to pay ACS up to $21.8 million to the extent that it has not maintained a certain subscriber level and ACS has maintained its subscriber level. As of December 31, 2013, ACS is below the required subscriber levels. Should subscriber levels stay unchanged from these levels, and this continues throughout 2014, AWN distributions to ACS in 2015 will be reduced by approximately $2.5 million.

AWN establishes the wholesale wireless rates and support dollars to offset equipment subsidies incurred by its owners. While the relevant agreements give us influence on how these rates are established, should AWN not set appropriate rates, our competitiveness may be impacted.

Finally, prior to AWN’s formation, our management team had direct control over wireless service quality for the wireless network in Alaska, as well as the roaming arrangements that drove our customers’ experience when traveling outside the state. Those matters are now controlled by AWN. While AWN is required to provide the same quality of service and access to both of its owners, should AWN not do so, we may be damaged. We have experienced situations where we believe GCI customers have a different service level experience than ACS and we are in discussions with GCI to resolve these differences.

Access and High Cost Support Revenue

Revenues from access charges will continue to decline and revenue from high cost loop support is subject to rule changes at the FCC

We received approximately 16% and 17% of our operating revenues for the years ended December 31, 2013 and 2012, respectively, from access charges. The amount of revenue that we receive from these access charges is calculated in accordance with requirements set by the FCC and the RCA. Any change in these requirements may reduce our revenues and earnings. Access charges have consistently decreased in past years and we expect this trend to continue due to declines in voice usage and migration to VoIP services which do not generate access revenue for us.

Furthermore, the FCC has actively reviewed new mechanisms for inter-carrier compensation that, in some cases, could eliminate access charges entirely. Elimination of access charges would have a material adverse effect on our revenue and earnings. Similarly, the RCA has adopted regulations modifying intrastate access charges that may reduce our revenue.

As discussed in “Regulations” substantial changes are expected to be enacted by the Federal Communications Commission (“FCC”) regarding our future high cost loop support funding and obligations thereunder. It is difficult to predict the positive or negative growth in this source of revenue streams in the future as well as the future obligations that we will be required to accept tied to this funding.

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

There is a risk that the Transformation Order will materially impact our revenue.

The Transformation Order establishes a new frame work for high cost loop support that will ultimately phase out existing HCLS mechanisms that today provide support to carriers, like us, that serve high-cost areas. Though the future HCLS rules remain unclear, we do not expect them to be as favorable to the Company as the existing rules and we expect future HCLS revenue will decrease and/or the capital we will spend to under these programs will increase significantly. We recognized $18.8 million and $20.2 million in HCLS revenues to support our wireline operations in high cost areas in the twelve months ended December 31, 2013 and 2012, respectively. The order eliminates the “identical support” rule that permits competitive carriers, such as ACSW and our wireless competitors, to apply for funding based on the support received by the incumbent carrier. The uncertainty in the implementation of the Transformation Order and the shape of follow-on FCC rule making and model development efforts prevents us from accurately measuring the amount of future HCLS revenue decreases, the amount of any new support the Company will qualify to receive, or the financial obligations required to achieve that qualification.

In addition, the FCC has imposed strict new compliance requirements governing enrollment of low-income subscribers in the FCC’s Lifeline program, which provides carriers like us with USF support to reduce the cost of wireline and wireless services to low-income consumers. For the twelve months ended December 31, 2013, we recognized wireline and wireless lifeline revenue of $4.5 million and $6.5 million, respectively. In part as a result of these rules, the number of Lifeline customers we served decreased from 2,794 wireline and 9,106 wireless lifeline customers at December 31, 2012 to 2,151 wireline and 7,145 wireless Lifeline customers at December 31, 2013. We expect the amount of Lifeline USF support we receive to decrease. Going forward, we expect that it will be more difficult for low-income consumers to qualify for Lifeline, and to remain enrolled in Lifeline, than it was under the former rules.

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

The population of Alaska is approximately 730,000 with Anchorage, Fairbanks and Juneau serving as the primary population and economic centers in the state.

It is estimated that one-third of Alaska’s economy is dependent on federal spending, one-third on petroleum and the remaining one-third on drivers such as tourism, mining, timber, seafood, international air cargo and miscellaneous support services.

The sector with the greatest decline in 2013, according to the Labor Department, was the federal government, which lost an estimated 800 jobs. Federal government employment in Alaska averaged approximately 15,600 during 2013.

Alaska’s economy is heavily dependent on investment by oil companies, and state tax revenues correlate with the price of oil. During 2013, the price of crude oil continued to exhibit significant volatility. While the near term outlook for Alaska’s economy is relatively stable, the state is experiencing reduced oil and natural gas production. Production of barrels of oil per day declined from approximately 527,000 in 2012 to approximately 514,000 in 2013, or 2.5%. The consideration of potential tax policy changes to stem and reverse this decline is a high priority with both the state Legislature and Administration. We do not know what the long-term effect on the Alaska economy will be.

On the positive side, the tourism industry maintains steady progress as the overall national economy stabilizes. Visitor volume was up 7% year over year, increasing from 1,586,600 in the summer of 2012 to 1,693,800 in the summer of 2013.

Erosion of Access Lines

We provide services to many customers over access lines, and if we continue to lose access lines, our revenues, earnings and cash flow from operating activities may decrease.

Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss over the past few years and the rate of loss with consumers, in particular, has been accelerating. During the year ended December 31, 2013 and 2012 our business access line erosion was 1,036 and 2,203, respectively, while over the same period our consumer access line erosion was 6,526 and 6,684 respectively. We expect to continue to experience net access line loss in our markets, affecting our revenues, earnings and cash flow from operating activities.

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

We provide E-911 service to our customers where such service is available. We also contract from time to time with municipalities to upgrade their public safety answering points such that those facilities become capable of receiving our transmission of a 911 caller’s location information and telephone number. If the emergency call center is unable to process such information, the caller is provided only basic 911 services. In these instances, the emergency caller may be required to verbally advise the operator of such caller’s location at the time of the call. Any inability of the answering point to automatically recognize the caller’s location or telephone number, whether or not it occurs as a result of our network operations, may cause us to incur liability or cause our reputation or financial results to suffer.

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

Employees

We depend on the availability of personnel within our geographic location with the requisite level of technical expertise in the telecommunications industry.

Our ability to develop and maintain our networks and execute our business plan is dependent on the availability of technical engineering, IT, service delivery and monitoring, product development, sales, management, finance and other key personnel within our geographic location

Labor costs and the terms of our principal collective bargaining agreement (CBA) may hurt our ability to remain competitive, which could cause our financial performance to suffer.

Labor costs are a significant component of our expenses and, as of December 31, 2013, approximately 65% of our workforce is represented by the IBEW. We believe our labor costs are higher than our competitors who employ a non-unionized workforce because we are required by the CBA to contribute to the IBEW Health and Welfare Trust and the Alaska Electrical Pension Fund for benefit programs, including defined benefit pension plans and health benefit plans, that are not reflective of the competitive marketplace and require us to pay substantially more costs than incurred by our competitors. In addition, we may make strategic and operational decisions that require the consent of the IBEW. The IBEW may not provide consent when we need it, or it may require additional wages, benefits or other consideration be paid in return for its consent. Furthermore, work rules under the existing agreement limit our ability to efficiently manage our resources and make the incremental cost of work performed outside normal work hours relatively high. Our current CBA with the IBEW that is in effect until December 31, 2015, includes provisions that allow us to be more cost competitive in certain areas. The IBEW has entered into several agreements with us over the last year which have provided for isolated cost savings; however, we are facing resistance to changes that are essential for our future success. Should we not reach agreement with the IBEW on these matters; our ability to be competitive will be impacted as will our future financial results.

Our primary in-state competitor, GCI, does not use union labor and we believe their overall cost of labor is lower than our cost. While we continue to work with IBEW to become more cost competitive, we cannot assure you that our labor costs will ever become competitive.

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

Suppliers that use proprietary technology, effectively lock us into one or a few suppliers for key network components. Other suppliers require us to maintain exclusive relationships under a contract. As a result, we have become reliant upon a limited number of network equipment manufacturers and one wireless billing service provider. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms on a timely basis, or at all, which could increase costs and may cause disruption in service.

Networks, Monitoring Centers and Data Hosting Facilities

Maintaining the Company’s networks, around the clock monitoring centers and data hosting facilities requires significant capital expenditures, and our inability or failure to maintain and upgrade our networks and data centers would have a material impact on our market share and ability to generate revenue.

The Company currently operates an extensive network that includes monitoring and hosting facilities. To provide contractual levels of service to our customers and remain competitive, we must expend significant amounts of capital. In many cases, we must rely on outside vendors whose performance and costs may not be sufficiently within our control. Additionally, other Alaska and national wireless carriers are upgrading their networks with various technologies including 4G. AWN’s full implementation of 4G technology will likely take several years and the Company may lag behind competitors. If we cannot adequately maintain and upgrade our network, or AWN maintain and upgrade the wireless network it would have a material adverse effect on our business, net income and cash flow from operations.

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

Cyber-attacks may damage our networks or breach customer and other proprietary data, leading to service disruption, harm to reputation, loss of customers, and litigation over privacy violations.

All industries that rely on technology in customer interactions are increasingly at risk for cyber-attacks. A cyber-attack could be levied against our network, causing disruption of operations and service, requiring implementation of greater network security measures, and resulting in lost revenue due to lost service. A cyber-attack could also be targeted to infiltrate customer proprietary and other data, breaching customer privacy, resulting in misuse of customer information and other data, and possibly leading to litigation over privacy breaches and causing harm to the Company’s reputation. We rely on a variety of procedures to guard against cyber-attacks, but the rate of threats from these attacks is growing globally and the risk to us is also growing.

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

Security Breaches

A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, result in the disclosure of confidential information or damage our reputation. Any such failure also could have a significant adverse effect on our reputation, cash flows, financial condition, and results of operations.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. Additionally, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to confidential or other information. If one or more of such events occur, this potentially could jeopardize our information or our customers’ information processed and stored in, and transmitted through, our computer systems and networks. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

With regard to the physical infrastructure that supports our operations, we have taken measures to implement backup systems and other safeguards, but our ability to conduct business may be adversely affected by any disruption to that infrastructure. Such disruptions could involve electrical, communications, internet, transportation or other services used by us or third parties with whom we conduct business. The costs associated with such disruptions, including any loss of business, could have a significant adverse effect on our results of operations or financial condition.

Any of these operational and security risks could lead to significant and negative consequences, including reputational harm as well as loss of customers and business opportunities, which in turn could have a significant adverse effect on our businesses, financial condition and results of operations. In 2014 a laptop of one of our employees was infected with a virus, which then transmitted data to an unknown third party site. We do not know what data was transmitted, but after investigation, we identified information on this machine that included names, social security numbers and addresses of former and current employees. We do not know if this information was transmitted, but we are taking additional security measures to prevent this type of incident in the future. We have offered free credit monitoring services to these employees for one year to provide protection should there have been an impact.

Pension and Deferred Compensation Plans

We may incur substantial and unexpected liabilities arising out of our pension and deferred compensation plans.

Our pension and deferred compensation plans could result in substantial liabilities on our balance sheet. These plans and activities have and will generate substantial cash requirements for us and these requirements may increase beyond our expectations in future years based on changing market conditions. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns and the market value of plan assets can affect the funded status of our defined benefit pension, other post-retirement and post-employment benefit plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. In the future, we may be required to make additional contributions to our defined benefit plan. Plan liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements.

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

The trading price of our common stock was volatile during 2013 in response to a number of factors, including the elimination of our quarterly dividend in 2012, the AWN transaction which is unique in our industry, and the continued uncertainty regarding the impact of Verizon’s entry into the market and future high cost support revenue. Additional factors, many of which are beyond our control, include actual or anticipated variations in quarterly financial results, changes in financial expectations by securities analysts and announcements by our current and future competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments. In addition, our financial results may be below the expectations of securities analysts and investors. Broad market and industry factors have also negatively affected the price of our common stock regardless of our operating performance and we do not know how long these adverse market conditions will continue. Future volatility in our stock price could materially adversely affect the trading market and prices for our common stock as well as our ability to issue additional securities or to secure additional financing.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal properties do not lend themselves to simple description by character and location. The components of our gross investment in property, plant and equipment consisted of the following as of December 31, 2013 and 2012:

(in thousands)	2013	2012
Land, buildings and support assets	$222,215	$256,550
Central office switching and transmission	374,505	375,003
Outside plant cable and wire facilities	699,716	690,924
Wireless switching and transmission	—	86,900
Other	3,147	2,977
Construction work in progress	45,366	50,966

	$1,344,949	$1,463,320

Our property, plant and equipment are used in our communications networks.

Land, buildings and support assets consist of land, land improvements, central office and certain administrative office buildings as well as general purpose computers, office equipment, vehicles and other general support equipment. Central office switching and transmission and wireless switching and transmission consist primarily of switches, routers and transmission electronics for our regulated and wireless entities, respectively. The wireless assets we contributed or sold during the AWN transaction in July of 2013. Outside plant and cable and wire facilities include primarily conduit and cable. We own substantially all of our telecommunications equipment required for our business. However, we lease certain facilities and equipment under various capital and operating lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets.

We own and lease office facilities and related equipment for executive headquarters, administrative personnel, central office buildings and operations in locations throughout Alaska and Oregon. Our principal executive and administrative offices are located in Anchorage, Alaska. We believe we have appropriate easements, rights-of-way and other arrangements for the accommodation of our pole lines, underground conduits, aerial, underground and undersea cables, and wires. However, these properties do not lend themselves to simple description by character and location.

In addition to land and structures, our property consists of equipment necessary for the provision of communication services. This includes central office equipment, customer premises equipment and connections, radio and wireless antennas, towers, pole lines, video head-end, remote terminals, aerial, underground and undersea cable and wire facilities, vehicles, furniture and fixtures, computers and other equipment. We also own certain other communications equipment held as inventory for sale or lease. Substantially all of our communications equipment and other network equipment are located in buildings that we own or on land within our local service coverage area.

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

Item 3. Legal Proceedings

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business, including various legal proceedings involving regulatory matters described under “Item 1, Business–Regulation”. We have recorded litigation reserves of $3.5 million as of December 31, 2013 against certain current claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol ‘ALSK’. The following table presents, for the periods indicated, the high and low sales prices of our common stock as reported by NASDAQ.

2013 Quarters	High	Low	2012 Quarters	High	Low
4th	$2.82	$1.86	4th	$2.37	$1.90
3rd	$3.90	$1.67	3rd	$2.50	$2.09
2nd	$1.97	$1.60	2nd	$3.10	$1.73
1st	$2.07	$1.55	1st	$3.73	$2.58

As of February 14, 2014, there were 48.9 million shares of our common stock issued and outstanding and approximately 486 record holders of our common stock. Because brokers and other institutions hold many of our shares of existing common stock on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

In the fourth quarter of 2012, our Board of Directors suspended the quarterly dividend paid to shareholders. For the first, second and third quarter of 2012, the company paid a dividend of $.05 per share of common stock. The dividend suspension was required in connection with the amendment to our Senior Credit Facility as part of the AWN transaction. Further payment of cash dividends on our common stock is not permitted until such time that the Company’s Total Leverage Ratio is not more than 3.50 to 1.00. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Common Stock Performance Graph

The stock performance information required under this item is incorporated into this Form 10-K by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders.

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

(in thousands, except per share amounts)	2013	2012	2011	2010	2009
Operating Data:
Operating revenues	$348,924	$367,714	$349,314	$341,524	$346,040
Net income (loss)	156,381	17,409	472	(30,688)	33,777
Income (loss) per share—basic	$3.32	$0.38	$0.01	$(0.69)	$0.77
Income (loss) per share—diluted	$2.74	$0.38	$0.01	$(0.69)	$0.77
Cash dividends declared per share	$—	$0.15	$0.70	$0.86	$0.86
Balance Sheet Data (end of period):
Total assets	$748,922	$614,727	$605,108	$620,615	$675,298
Long-term debt, including current portion	456,257	555,400	569,554	553,309	539,350

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes and the other financial information included elsewhere in this Form 10-K.

OVERVIEW

We provide leading integrated communications services to consumer, business and wholesale customers in and out of Alaska. Our facilities based communications network extends throughout Alaska and connects to the contiguous states via our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers.

The sections that follow provide information about important aspects of our operations and investments and include discussions of our results of operations, financial condition and sources and uses of cash. In addition, we have highlighted key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information we use in evaluating our own performance and allocating our resources. We also monitor the state of the economy in general. In doing so, we compare Alaska economic activity with broader economic conditions. In general, we believe that the Alaska telecommunications market, as well as general economic activity in Alaska, is affected by certain economic factors, which include:

•	investment activity in the oil and gas markets tourism levels

•	governmental spending and activity of military personnel the price and price trends of bandwidth

•	the growth in demand for bandwidth

•	decline in demand for voice and other legacy services local customer preferences

•	unemployment levels

•	housing activity and development patterns

We have observed variances in the factors affecting the Alaska economy as compared to the U.S. as a whole. Some factors, particularly the price of oil and gas, usually have a greater direct impact on the Alaska economy compared to other macro-economic trends impacting the U.S. economy as a whole.

Prior to 2012, although the Company had been experiencing a steady decline in its retail customer base, total revenues remained relatively unchanged. This was accomplished by generating higher foreign roaming and wireless CETC Revenue to offset lower retail revenue. Two significant events were expected to impact this overall revenue stability. The first is Verizon’s entry into the Alaska market, and the second, is declines in wireless CETC Revenue and other wireline high cost loop support revenue as a result of changes enacted by the FCC. Foreign roaming revenue, CETC Revenue and high cost loop support revenues represented approximately 23% and 26% of our total revenue in 2013 and 2012, respectively, and profit margins on these revenues streams are relatively high.

As a result of these adverse events, management in 2012 implemented a business plan that focused on driving sustained growth in retail broadband revenue across multiple market segments: business, wholesale, and consumer; wireline and wireless. Previously, the Company had focused on select market segments, primarily wireless and enterprise, with the intent to maximize returns. These adverse external events necessitated a broader view of all market segments, and a move away from reliance on certain high cost support and roaming revenues.

Management’s assessment of the telecom market in Alaska indicated an estimated $1.0 billion market growing approximately five percent annually. To generate sustained growth in this market, our business plan requires investments in sales, service, marketing and product development and other initiatives, such as incorporating Lean methods to eliminate waste and simplify our business.

In conjunction with the commencement of this long-term plan and these future adverse impacts, management and the Board of Directors recognized that the Company needed to reduce its outstanding debt to sustainable levels. Consequently, in the fourth quarter of 2012 our Board of Directors completely suspended the common stock cash dividend.

This long-term plan is resulting in improved financial results. Broadband revenue growth has accelerated, the Company is adding customers across many different market segments, and the Company has reduced debt through cash and convertible buybacks totaling $125.0 million since January 1, 2012.

In addition to this plan, on July 22, 2013, the Company announced the closing of the AWN Transaction, allowing us to combine our wireless network with that of GCI. ACS is a one-third owner of AWN, while GCI owns the remaining two-thirds. GCI and ACS are leading wireless providers in Alaska, and in forming AWN, they both have each contributed their respective wireless assets, including spectrum licenses, cell sites, backhaul facility usage rights, and other assets necessary for AWN to operate an infrastructure company that designs, builds, and operates a statewide wireless network. AWN’s network will cover more of Alaska’s population than the network of any other wireless provider, and will provide the latest wireless services, including LTE, to its owners. GCI and ACS will independently sell these services to their respective retail customers and continue to operate as competitors in Alaska.

Under the AWN structure, AWN will generate earnings based upon:

•	wholesale revenues it will receive from its two retail owners, which are impacted by the number of connections and the wholesale rates established by AWN for these connections, which are anticipated to be about 70% of our retail wireless revenues,

•	service charges to ACS and GCI for an amount equal to 100% of the CETC Revenues received by each respective company,

•	roaming revenues from other wireless carriers, and

•	revenues by selling backhaul to other wireless carriers (note that this does not preclude the Company from selling backhaul directly to other wireless carriers in competition with both GCI and AWN).

AWN will incur all costs associated with operation of the wireless network, and will provide a mechanism to support its owners for their wireless equipment subsidies. AWN has no debt, other than a working capital revolver, and the governance of AWN is designed to maximize the agreed-upon financial objectives of its owners- to maximize its free cash flow (“FCF”) and to distribute this FCF to its owners.

As an owner, ACS will profit from AWN in three ways:

•	GCI paid ACS $100.0 million at closing, and we used $65.0 million of these proceeds to pay down our senior term loan facility. Of the remaining $35.0 million of liquidity, $4.1 million was used to unwind interest rate swaps, and $8.5 million to fund fees and expenses due at closing.

•	AWN will pay ACS a preferred distribution over the first four years, after formation, totaling up to $190.0 million, subject to criteria set forth in the Operating Agreement as outlined in Note 3 in our audited financial statements for the period ended December 31, 2013.

•	After four years, we will receive future distribution of FCF in proportion to our interest.

ACS will continue to provide wireless services to its retail wireless customers and our margins on wireless services will now be based on the wholesale charges paid to AWN as well as any other direct costs we incur to support our retail wireless customers. Historical costs, such as roaming COGS and wireless equipment subsidies, are now primarily the responsibility of AWN. Our go forward wireless performance is now affected by our ability to operate within the margins we generate under the AWN structure. These margins, on average, are estimated to be 30% of our wireless retail revenue (margins being our retail revenue less the wholesale charges we pay AWN). These margins are intended to recover our fixed costs of operating our retail and indirect sales channels, our costs to support our customers including customer care, billing and collection, and other general and administrative costs. During the fourth quarter we began to implement actions to address how we operate within this operating margin, including reducing our employee levels in retail stores and our contact centers, and we expect further actions throughout 2014 to reduce our overall costs to provide wireless services. This retail services business is not anticipated to generate significant FCF for ACS, and our profits from wireless are intended to be generated through the AWN distribution.

We believe that AWN’s future financial performance, and the preferred distribution structure will result in a higher degree of certainty for our future FCF performance than we otherwise would have expected to generate as a standalone wireless operator, in particular with the entry of Verizon into our market.

Finally, our business plan called for systematic expense management to ensure we operate efficiently and deliver the highest level of customer service. In 2013, the company formally adopted Lean as a framework to eliminate waste and simplify how we do business. We have established a team of process improvement experts who have adopted LEAN and we are implementing LEAN, with a particular area of focus in 2014 being supply chain management and certain corporate functions. We expect that LEAN will empower our employees to eliminate waste which will improve our customer experience. We will spend less over time and this is expected to improve our profitability and improve service levels to our customers.

Revenue Sources by Customer Group

We manage our revenues based on the sale of services and products to the following major customer groups:

•	Business and Wholesale

•	Consumer

•	Other Services (including access services and high cost support)

•	Wireless

•	AWN Related

Business and Wholesale

Providing services to Business and Wholesale customers is our primary focus. Business services have experienced significant growth since January of 2012 and we believe the economics of businesses services are attractive. Given the demand from our customers for more bandwidth and services, we expect growth from these customers to continue for the foreseeable future. We provide communications services such as voice and broadband, and managed services including data network hosting, IT management, cloud-based services, billing and collection, and long distance services to these customers primarily over our own network. Our business customers include small and medium businesses, larger enterprises and government customers which include municipal, local, state and federal government entities, school districts, libraries and rural health care hospitals.

Our acquisition of Tekmate, discussed in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading Other initiatives, is an example of our strategy to provide increasing levels of managed services to business customers, such as monitoring and maintaining our customers information technology infrastructures.

Our wholesale customers are other telecommunications carriers, including our primary competitor, GCI, who rely on us to provide connectivity for voice, long distance and broadband needs, to access their customers over all or portions of our network. The wholesale market is characterized as larger transactions that can create variability in our operating performance. Overall we expect wholesale revenue to grow modestly.

Consumer

We primarily provide voice and broadband services to residential customers. Given that our primary competitor has extensive triple play offerings (video, voice and broadband) we are selective in how we offer products and services to this customer segment, to maximize our returns. We expect revenue growth from these customers will be more modest than our revenue growth from business customers. In 2013 our primary focus was to offer higher bandwidth speeds to these customers, leveraging the capabilities of our existing network, a process which will continue into 2014. Our primary competitive advantage is we offer bandwidth without data caps, while our primary competitor charges customers for exceeding certain levels of data usage.

Other Services Including Access Services and High Cost Support

We provide voice and broadband termination services to inter and intrastate carriers who provide services to our retail customers. We are compensated for these services, primarily by charging terminating and originating per minute rates to these carriers. These revenue streams have been in decline and we expect them to continue to decline.

We also receive inter and intrastate high cost universal support funds and similar revenue streams structured by state and federal regulatory agencies that allow us to recover our costs of providing universal service in Alaska. These revenue streams have experienced some erosion in 2013 due to changes in funding qualification by the relevant regulatory authority. As further discussed under “Regulation,” as a result of substantial changes enacted by the Federal Communications Commission (“FCC”), certain of these revenue streams, are undergoing significant reform and until this reform process is complete it is difficult to predict the positive or negative growth in these revenue streams in the future and the obligations we must inherit should we qualify for future funding.

Wireless

We provide wireless voice and broadband services, and other value-added wireless products and services, such as wireless devices, across Alaska with roaming coverage available in the contiguous states, Hawaii and Canada by utilizing the AWN network.

Prior to the AWN structure, we provided these services utilizing our own wireless network. Under the AWN structure, we continue to provide these services to our retail wireless customers by utilizing the AWN network. We believe that the network owned by AWN has the most extensive statewide coverage of any wireless carrier and also has a significant Wi-Fi network in the urban corridors. The AWN spectrum licenses are the 800-900 MHz (for digital cellular voice and broadband services), 1800-1900 MHz (all digital PCS voice and broadband services) , 3650-3700 MHz and AWS 1710-1735 MHL (for 4G LTE cellular service) The ACS and GCI contributed spectrum have similar characteristics which combined cover virtually all of Alaska.

While a unique structure, because we are a minority owner of AWN, our future performance in wireless is affected by the following factors related to AWN:

•	First, AWN’s ability to integrate the ACS and GCI networks in a way that does not hinder the service experience for our customers.

•	Second, AWN’s ability to offer wireless products and services, including handsets in a competitively neutral manner to GCI and ACS.

•	Third, AWN’s ability to establish wholesale rates for wireless services that allow us to earn a reasonable profit for our provision of retail wireless services.

Our performance in wireless is also impacted by the following market based events:

•	First, continued changes to the lifeline program (as discussed in our regulatory section under the headers Federal Universal Service Support, Lifeline Reform, Alaska Universal Service Fund and Other RCA proceedings), which has undergone substantial new rules which make it more difficult for us to maintain our wireless lifeline customer base (in 2012 and 2013 we lost approximately 9,500 lifeline customers due to these new rules).

•	Second, the timing and pace of Verizon’s entry into the wireless retail market in Alaska. In 2013, Verizon turned up its wireless data network in the major urban markets of Alaska. The impact of this turn was deminimus because the AWN transaction mitigated the impact from lower roaming revenue as roaming is now earned by AWN. The Verizon market entry is expected to have the most material impact to us when Verizon enters the retail market and competes with us and the other wireless carriers in Alaska for subscribers. Although it is difficult to predict, we expect that in 2014 Verizon will open retail stores in the state and begin to provide retail wireless services.

•	Finally, our performance in wireless is affected by our ability to operate within the expected margins we generate under the AWN structure. These margins, on average, are estimated to be 30% of our wireless retail revenue. These margins are intended to recover our fixed costs of operating our retail and indirect sales channels, our costs to support our customers including customer care, billing and collection, and other general and administrative costs. During the fourth quarter we began to implement actions to address how we operate within this operating margin, including reducing our employee levels in retail stores and our contact centers, and we expect further actions throughout 2014 to reduce our overall costs to provide wireless services.

AWN Related

We report revenues that are related to our ownership position in AWN.

Because our network provides access to the retail marketplace, and as a result of the cost of providing service to high cost areas, we generate CETC Revenues established by either state or federal regulatory agencies. As part of the AWN transaction we have agreed to pay a service charge to AWN for an amount equal to our CETC Revenue, and therefore CETC Revenue has no impact on our net income or EBITDA calculations.

Prior to the formation of AWN, we also served as a roaming partner for many national wireless carriers, which resulted in us generating roaming revenue. Because AWN now operates the network, all roaming revenue is, and is expected to continue to be, generated by AWN.

Prior to the formation of AWN, we also provided significant backhaul services to other wireless carriers. Backhaul services are broadband connections between a wireless carrier’s cell site, their central office switch and connectivity to the Internet. Upon the closing of AWN, all backhaul contracts were transferred to AWN, which results in our loss of revenue. However, we are not excluded from providing backhaul services in the future, and will compete with AWN and GCI for these services and expect to grow these revenues going forward.

Executive Summary

The following summary should be read in conjunction with “Non-GAAP Financial Measures” included in this Managements’ Discussion and Analysis of Financial Condition and Results of Operations.

Operating Revenues

Consolidated operating revenue of $348.9 million decreased $18.8 million, or 5.1%, in 2013. We believe consolidated revenue should be evaluated in three categories:

i) Retail service revenue which is intended to represent recurring voice, broadband and other revenue generated from business, wholesale and consumer customers. Revenue of $141.3 million increased $4.0 million, or 2.9% in 2013. Growth in broadband revenue, caused by existing customers consuming more bandwidth and increasing our market share for broadband service was the primary factor for revenue growth in this category.

ii) Other revenue, which primarily consists of access and high cost support revenue, decreased $5.6 million, or 8.8% to $57.9 million. Access revenue declined as a result of declining voice traffic with long distance carriers, and high cost support was impacted by lower revenue associated with changes to this funding program. Decline in other revenue was caused by lower equipment sales revenue, mainly due to a large contract with a federal customer in 2012 that did not reoccur.

iii) Wireless and AWN related, which includes service and equipment sales revenue from our wireless customers, and roaming, and backhaul revenue which we transferred to AWN at closing, and CETC Revenue, which we continue to generate following the AWN close, but which we will pay a service charge to AWN for the amount of revenue we receive. Revenue of $149.7 million declined $17.2 million, or 10.3%. A decline in foreign roaming revenue of $15.1 million was the primary driver as this revenue moved to AWN. Lower retail wireless customer base also contributed to the decline.

Adjusted EBITDA

Adjusted EBITDA, as defined in “Non-GAAP Financial Measures” (“Adjusted EBITDA”) of $106.5 million decreased $15.3 million from 2012 due largely to $18.8 million lower revenue, $18.6 million of higher operating expenses, offset by $22.0 million in preferred distributions from AWN. Higher operating expenses were due to $3.7 million increase in selling, general & administrative expense and an increase of $14.9 million in Cost of services and sales including the new wholesale charges from AWN.

Operating Metrics

Operating metrics are essential to understand the characteristics of our revenues and drivers of our key areas of growth or decline. Business broadband connections of 19,285 and average monthly revenue per user (“ARPU”) of $175.34 at December 31, 2013, were up from connections of 18,718 and ARPU of

$152.09 in 2012. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as does a customer with a 1MB connection. We believe that ARPU, therefore, is an important metric to indicate the increasing amounts of bandwidth that we provide to our customers, and it is expected to grow at a faster rate than connections.

Wireless connections of 108,848 at December 31, 2013 decreased 5.4% from 115,017 at December 31, 2012. Postpaid wireless connections (including life-line) experienced the most significant decline and fell to 93,127 at December 31, 2013 from 100,910 at December 31, 2012. Weakness in postpaid is due to many factors, including dissatisfaction from our customers who are moving to the AWN network which, in particular markets, has weaker coverage characteristics from our legacy CDMA network, and customers moving to national carriers with better device availability and nationwide coverage. Partially offsetting this decline was growth in prepaid wireless connections which increased to 15,721 from 14,107 year over year. This growth in prepaid connections fell short of our expectations as we were delayed in moving to AWN’s new prepaid platform to support LTE prepaid products, until the latter half of 2013.

Consumer broadband connections of 38,677 at December 31, 2013 increased for the seventh consecutive quarter and were up 5.7% year over year. Consumer broadband ARPU also improved to $48.92 in 2013 compared with $42.46 in 2012 as the result of customers taking our higher bandwidth products.

Prior to the AWN transaction, our wireless equipment subsidy was a significant part of our operating performance and represented $9.2 million for the twelve months ended December 31, 2013. Under AWN, we receive certain support payments on a per handset basis from AWN, which substantially reduces our overall cost of equipment. We expect the wireless equipment subsidy to not be a significant part of our operating performance in future years.

The table below provides connection levels, ARPU, churn and Wireless equipment subsidies as of, or for, the periods indicated:

	2013	2012
Voice
At December 31:
Consumer access lines	49,297	55,823
Business access lines	79,816	80,852
For the year ended December 31:
Voice ARPU consumer	$26.71	$26.64
Voice ARPU business	$23.78	$24.25
Broadband
At December 31:
Consumer connections	38,677	36,576
Business connections	19,285	18,718
For the year ended December 31:
ARPU consumer	$48.92	$42.46
ARPU business	$175.34	$152.09
Wireless
At December 31:
Postpaid connections	85,982	91,804
Lifeline connections	7,145	9,106
Prepaid connections	15,721	14,107

Total	108,848	115,017

For the year ended December 31:
Retail wireless ARPU	$52.63	$52.16
Churn
For the quarters ended December 31:
Voice access lines	1.3%	1.4%
Broadband connections	2.1%	2.1%
Wireless connections	3.4%	3.7%
Wireless equipment subsidy (in thousands):
For the year ended December 31	$9,151	$14,391

Liquidity

We generated $67.7 million of cash from operating activities in 2013 compared with $84.4 million in 2012. This cash flow along with the $100.0 million received as part of the AWN transactions was utilized for the repayment of debt of $99.6 million and total capital expenditures of $48.2 million. As of December 31, we had a $30.0 million undrawn revolving credit facility. Outstanding letters of credit commit $1.9 million of the available revolving credit facility at December 31, 2013.

Other Initiatives

A key focus in 2013 was to close the AWN Transaction and provide wireless services over the AWN network. Our other key area of focus was to work with the FCC to establish a stable and predictable funding mechanism for high cost funding. Additionally, we continued to advance our offerings of new products and services to our customers including increased bandwidth speeds, hosted VOIP products, and cloud based products such as Microsoft 365 and managed services.

To further accelerate our offerings for managed services, in January 2014 we announced the acquisition of our remaining ownership position, or 51% in Tekmate. Tekmate is one of Alaska’s leading IT services firm which provides services such as 24x7 network monitoring and support primarily for business customers. Tekmate generated over $9.1 million in revenue in 2013 and has 58 skilled employees. We look to combine the services of Tekmate with our own broadband services to move toward more managed service offerings with our customers.

RESULTS OF OPERATIONS

The following tables summarize our results of operations for the years ended December 31, 2013, 2012 and 2011. Net income for the year ended December 31, 2013 was affected by the gain on the AWN transaction of $207.3 million, $18.1 million in equity from affiliates and costs incurred for the AWN Transaction of $6.4 million all before tax. Net income for the year ended December 31, 2012 was affected by costs incurred for the AWN Transaction of $6.1 million before tax. Net income for the year ended December 31, 2011 was affected by $13.4 million in extinguishment of debt expenses before tax arising from the repurchase of $98.3 million principal amount of our 5.75% Notes utilizing proceeds from the sale of our 6.25% Notes.

(in thousands)	2013	2012	2011
Service Revenue:
Business and Wholesale Customers
Voice	$22,947	$23,842	$25,613
Broadband	40,027	33,972	30,658
Other	7,659	7,385	6,668
Wholesale	30,047	33,393	33,001

Business and Wholesale service revenue	100,680	98,592	95,940

Consumer Customers
Voice	16,818	18,968	21,001
Broadband	22,108	18,398	17,011
Other	1,739	1,386	1,062

Consumer service revenue	40,665	38,752	39,074

Total Service Revenue	141,345	137,344	135,014

Growth in Service Revenue	2.9%	1.7%
Growth in Broadband Service Revenue	18.6%	9.9%
Other Revenue:
Equipment Sales	2,083	3,021	1,458
Access	37,033	40,250	38,321
High Cost Support	18,776	20,223	21,103
Total Service and Other Revenue	199,237	200,838	195,896

Growth in Service and Other Revenue	-0.8%	2.5%
Growth excluding equipment sales	-0.3%	1.7%
Wireless Revenue:
Business and Consumer retail service revenue	71,197	73,845	74,481
Equipment sales	4,847	6,015	5,665
Other	5,049	4,281	4,257
AWN Related:
Foreign Roaming	40,029	55,105	38,934
Wireless Backhaul	6,035	6,897	3,210
CETC	21,018	20,733	26,871
Amortization of deferred AWN capacity revenue	1,512	—	—
Total AWN Related	68,594	82,735	69,015

Total Wireless Revenue	149,687	166,876	153,418

Total Revenue	$348,924	$367,714	$349,314

Operating expenses:
Cost of services and sales, non-affiliates	138,124	148,125	135,732
Cost of services and sales, affiliates	25,158	275	—
Selling, general and administrative	111,034	107,316	91,962
Depreciation and amortization	42,191	51,487	58,559
Gain on disposal of assets, net	(204,200)	(2,668)	(565)
Loss on impairment of equity investment	1,267	—	—
Earnings from equity method investments	(18,056)	(115)	—

Total operating expenses	95,518	304,420	285,688

Operating income	253,406	63,294	63,626
Other income and (expense):
Interest expense	(39,790)	(39,570)	(38,271)
Loss on extinguishment of debt	(2,370)	(575)	(13,445)
Interest income	53	43	34
Other	(13)	—	174

Total other income and (expense)	(42,120)	(40,102)	(51,508)

Income before income tax expense	211,286	23,192	12,118
Income tax expense	(54,905)	(5,783)	(11,646)

Net income	$156,381	$17,409	$472

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Operating Revenue

Business and Wholesale Retail Service Revenue

Business and Wholesale revenue of $100.7 million increased $2.1 million, or 2.1%, in 2013 from $98.6 million in 2012. This improvement was primarily driven by $6.1 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Although broadband connections have grown modestly, growth of broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Broadband ARPU increased to $175.34 in 2013 from $152.09 in 2012, an increase of 15.3%. These increases were partially offset by a $0.9 million decrease in traditional voice revenue due to 1,036 fewer connections year-over-year and lower ARPU of $23.78 from $24.25 in the prior year due to price compression. We also benefited from a $1.5 million non-recurring transaction from a wholesale carrier in 2012 that impacted year over year performance.

Consumer Retail Service Revenue

Consumer revenue of $40.7 million increased $1.9 million, or 4.9%, in 2013 from $38.7 million in 2012. Broadband revenue increased $3.7 million to $22.1 million in 2013 from $18.4 million in 2012. Broadband connections increased 2,101 year over year and customers are subscribing to higher levels of bandwidth speeds, which resulted in an increase in ARPU of $48.92 from $42.46 in the prior year, an increase of 15.2%. Partially offsetting this increase in broadband, voice revenue decreased $2.2 million primarily due to 6,526 fewer connections offset by marginally higher ARPU of $26.71 from $26.64 in the prior year. This trend is expected to continue as more customers discontinue using their fixed landline voice service and move to wireless alternatives.

Other Revenue

Other revenue was impacted as follows:

•	$3.2 million in lower access revenue, caused by lower minutes of use from long distance carriers that use our network to originate and terminate their calls.

•	$1.5 million in lower high cost support revenue.

•	$1.0 million in lower equipment sales revenue, primarily caused by a $1.5 million non-recurring sale in 2012.

Wireless

Wireless revenue of $81.1 million decreased $3.0 million or 3.6%, in 2013 from $84.1 million in 2012. Our wireless subscriber base of 108,848 connections decreased 6,169 year-over-year as discussed in the operating metrics section above.

AWN Related

AWN related revenues changed substantially on a year over year basis as a result of the AWN transaction which closed in July 2013. Foreign roaming revenue of $40.0 million, declined $15.1 million from $55.1 million in the prior year. Upon closing of AWN, we no longer generate foreign roaming revenue. Wireless backhaul revenue of $6.0 million, declined $0.9 million from $6.9 million in the previous year. All existing backhaul contracts with wireless carriers transferred to AWN at closing, resulting in this year over year decrease. We intend to enter into new backhaul agreements in the future and expect this revenue stream to grow in the future. CETC Revenue increased slightly on a year over year basis to $21.0 million. Under the AWN structure, we will pay a service charge to AWN for an amount equal to our CETC revenue so it does not contribute to our overall net income or cash from operations.

Operating Expenses

Cost of Services and Sales, Non-Affiliates

Cost of services and sales, non-affiliates of $138.2 million decreased $9.9 million, or 6.7%, in 2013 from $148.1 million in 2012. This decrease was due to certain operating expenses that have moved to AWN such as $6.0 million in roaming costs and $2.1 lower leased circuit expense. We also experienced $1.8 million lower USF contribution costs as a result of the Transformation Order, data usage no longer subject to USF contributions, and a reduction in the USF contribution interstate rate throughout 2013. Partially offsetting these costs are an increase of $0.4 million in wireless device and accessory costs.

Cost of Services and Sales, Affiliates

Cost of services and sales, affiliates of $25.2 million increased $24.9 million in 2013 from $0.3 million in 2012. This increase was primarily due to the consummation of the AWN transaction. These costs include $20.4 million in AWN wholesale costs, representing a new cost for us purchasing wholesale wireless plans from AWN, $10.1 million representing a contractual obligation to pass an amount equal to our CETC Revenue to AWN, and an increase of $0.6 million in TekMate equipment and services. These higher costs were partially offset by $6.8 million in handset subsidy support received from AWN which serves to lower our overall operating expenses.

Selling, General and Administrative

Selling, general and administrative expenses of $111.0 million increased $3.7 million, or 3.5%, in 2013 from $107.3 million in 2012. This increase was due primarily to higher labor costs of $2.8 million related to management and sales incentives, a $1.4 million increase in service expenses such as advertising, consulting, legal and other. AWN transaction costs increased $0.2 million. These were partially offset by a $0.7 million decrease in bad debt costs primarily due to the settlement of specific reserved accounts with a large customer.

Depreciation and Amortization

Depreciation and amortization expense of $42.2 million decreased $9.3 million, or 18.1%, in 2013 from $51.5 million in 2012 due primarily to the sale of assets to GCI and the contribution of assets with a book value of $63.4 million to AWN in late July 2013.

Gain on Disposal of Assets, Net

The $204.2 million gain on the disposal assets recorded in 2013 was primarily associated with the $207.3 million gain on the sale/contribution of wireless assets in connection with the formation of AWN offset by $3.1 million of losses on the disposal of other equipment during the year.

Earnings on Equity Method Investments

Earnings on equity method investments income of $18.1 million increased $18.0 million in 2013 from $0.1 million due to the new equity investment in AWN.

Other Income and Expense

Interest expense of $39.8 million in 2013 decreased $0.2 million, or 0.6%, compared with $39.6 million in 2012 due to a higher weighted-average interest rate, partially offset by lower average borrowings. Interest expense was impacted by the following: (i) a $4.9 million decrease due to overall lower debt balances, (ii) a $0.9 million increase from floating-to-fixed interest rate swap agreements, which became effective in the third quarter of 2012, (iii) a $2.3 million increase associated with an amendment to our Senior Loan Facility which took place November 1, 2012, and increased our cost of borrowing by 75 basis points. Under the amendment, our stated cost of borrowing increased from LIBOR plus 400 basis points to LIBOR plus 475 basis points, and (iv) a $0.8 million charge to interest expense related to an unfavorable legal settlement with a IT vendor on a claim originating in 2009.

In the fourth quarter of 2012, an interest rate swap in the notional amount of $192.5 million no longer met the criteria for prospective hedge accounting treatment. In 2013, the $0.8 million favorable change in the fair value of this swap was credited to interest expense and $1.6 million of unrealized losses previously recorded to accumulated other comprehensive loss was charged to interest expense.

Loss on extinguishment of debt of $2.4 million in 2013 relates to $1.6 million pay-downs on our Senior Loan Facility and $0.7 million representing the portion of the interest rate swap that was over-hedged and moved from accumulated other comprehensive income when the $65.0 million debt payment was made at AWN closing.

A $0.6 million loss on extinguishment of debt was recorded in 2012 in connection with the repurchase of a portion of the 5.75% Notes.

Income Taxes

Income tax expense and the effective tax rate in 2013 were $54.9 million and 26.0%, respectively. In 2013, the Company reversed previously recorded amounts related to the favorable Crest, Inc. Internal Revenue Service examination. In addition, in 2013, the Company reversed deferred tax valuation allowances in the amount of $1.9 million. Excluding these reversals, the effective income tax rate was 41.2%. Income tax expense and the effective tax rate in 2012 were $5.8 million and 24.9%, respectively. In 2012, the Company reversed deferred tax valuation allowances in the amount of $3.6 million. Excluding this reversal, the effective income tax was 40.4%.

Net Income

Net income was $156.4 million in 2013 compared to $17.4 million in 2012. The year-over-year improvement reflects the gains related to the AWN transaction, as well as the operating revenue, operating expense, and income tax items discussed above.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Operating Revenues

Business and Wholesale Retail Service Revenue

Business and Wholesale revenue of $98.6 million increased $2.7 million, or 2.8%, in 2012 from $95.9 million in 2011. This improvement was primarily driven by a $3.3 million increase from commercial customers using advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Although broadband connections have remained relatively flat in total, growth in broadband ARPU reflected customer demand for increasing amounts of bandwidth. Broadband ARPU increased to $152.09 in 2012 from $135.61 in 2011. This increase was partially offset by a $1.8 million decrease in retail voice revenue due to 2,203 fewer connections year over year and lower ARPU of $24.25 from $25.16 in the prior year due to price compression. We also benefited from a $1.5 million non-recurring transaction from a wholesale carrier in 2012.

Consumer Retail Service Revenue

Consumer revenue of $38.8 million decreased $0.3 million, or .8%, in 2012 from $39.1 million in 2011. Voice revenue decreased $2.0 million primarily due to 6,684 fewer connections, even though ARPU of $26.64 increased slightly from $26.85 in the prior year. This trend reflects more customers cutting their fixed landline voice service and moving to wireless alternatives. Offsetting the decrease in voice, broadband revenue increased $1.4 million. Broadband connections increased 81 year-over-year, as customers are subscribing to higher levels of bandwidth speeds, which resulted in an increase in ARPU to $42.46 from $38.41 in the prior year.

Other

Other revenue was impacted as follows:

•	$1.6 million in increased equipment sales revenue primarily caused by a non-recurring sale in 2012

•	$1.9 million in increased access revenue primarily due to changes in intrastate access funding reform

•	$.9 million in decreased high cost support revenue related to interstate support associated with access line losses

Wireless

Wireless revenue of $84.1 million decreased $.3 million, or .3%, in 2012 from $84.4 million in 2011. Our wireless subscriber base of 115,017 decreased 2,542 in 2012, from 117,559 in 2011, reflecting a decrease of 4,028 in postpaid connections. This decline was partially offset by an increase of 4,078 in prepaid connections.

AWN Related

Foreign roaming revenue increased $16.2 million, or 41.5%, due to the large number of customers from other carriers roaming on our network. CETC Revenue of $20.7 million decreased $6.1 million, or 22.8%, in 2012 from $26.9 million in 2011. Wireless backhaul revenue of $6.9 million, increased $3.7 million from $3.2 million in the previous year.

Operating Expense

Cost of Services and Sales, Non-Affiliates

Cost of services and sales, non-affiliates of $148.1 million increased $12.4 million, or 9.1%, in 2012 from $135.7 million in 2011. This increase was driven by increases of $3.6 million in Home Internet and advanced network service costs reflecting customer premise equipment such as modems and third party leased circuits to carry higher amounts of bandwidth between certain of our local exchange markets, $3.2 million in USF contribution expense associated with Intrastate access reform which is driving down the cost of intrastate rates to be more in line with interstate rates, $3.0 million in roaming COGS due to our customers consuming higher amounts of bandwidth on other carrier’s networks when they travel outside of Alaska, $2.8 million in device and accessory expenses primarily driven by our customers purchasing higher cost wireless devices, $1.3 million in land and building costs associated with new cell site leases and collocation agreements with other carriers, and $0.6 million in circuit costs. Offsetting these increases was a decrease of $2.8 million in Interstate and Intrastate access COGS associated with a decline in access lines.

Cost of Services and Sales, Affiliates

Cost of services and sales, affiliates totaled $0.3 million in 2012 and zero in 2011. The increase of $0.3 million is due to TekMate equipment and services.

Selling, General Administrative

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

Gain on Disposal of Assets

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures, and debt service in 2013, 2012 and 2011 primarily through internally generated funds and the $100.0 million in cash received as part of the AWN transaction. At December 31, 2013, we had $43.0 million in cash and cash equivalents and $0.5 million in restricted cash. As of December 31, 2013, we also had a $30.0 million undrawn revolving credit facility. Outstanding standby letters of credit commit $1.9 million of the available revolving credit facility at December 31, 2013.

A summary of significant sources and use of funds for the years ended December 31, 2013, 2012 and 2011 is as follows:

(in thousands)	2013	2012	2011
Net cash provided by operating activities	$67,707	$84,356	$79,081
Capital expenditures	$(47,738)	$(54,206)	$(50,179)
Capitalized interest	$(1,926)	$(1,961)	$(1,982)
Change in unsettled capital expenditures	$1,492	$(2,726)	$4,425
Proceeds on sale of assets	$4,747	$3,616	$2,665
Proceeds on sale/contribution of asset to AWN	$100,000	$—	$—
Return of capital from equity investment	$—	$32	$—
Change in unsettled acquisition costs	$(3,345)	$—	$—
Net change in short-term investment	$2,037	$(2,050)	$—
Net change in restricted accounts	$3,408	$1,081	$(44)
Net debt (repayments) borrowings	$(99,565)	$(19,477)	$15,854
Debt issuance costs	$(206)	$(3,167)	$(4,448)
Payment of cash dividend on common stock	$—	$(9,117)	$(38,818)
Net stock issuance (payment of withholding taxes)	$(411)	$58	$(1,685)
Interest paid	$(35,187)	$(36,155)	$(34,367)
Cash paid on extinguishment of hedge instruments	$(4,073)	$—	$—

Cash Flows from Operating Activities

Cash provided by operating activities of $67.7 million in 2013 reflected net income excluding non-cash items of $57.5 million, a $2.1 million decrease in accounts payable excluding capital items and a $1.0 million increase in accrued payroll and benefits. These items were partially offset by a $0.7 million increase in materials and supplies and a $5.5 million increase in accounts receivable. Payment of AWN Transaction related costs totaled $8.3 million. The Company incurred AWN Transaction costs up to and following the consummation of the transaction. The Company has funded these costs primarily through a combination of internally generated funds and proceeds from the transaction.

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

Interest payments, net of cash interest income and including capitalized interest, were $35.2 million, $36.2 million and $34.4 million in 2013, 2012 and 2011, respectively. Through a series of interest rate swap transactions, interest on 56% of our term loan at December 31, 2013 is effectively fixed at an annual rate of 6.47% for the period January 2013 through March 2013, 6.72% for the period April 2013 through May 2013, 6.97% for the period June 2013 through July 2013, and 7.22% for the period August 2013 through September 2015. Our $120.0 million convertible debt has a fixed coupon rate of 6.25% and a current outstanding balance of $114.0.

Cash Flows from Investing Activities

Cash provided by investing activities of $58.7 million in 2013 increased $115.0 million from cash used in investing activities of $56.3 million in 2012. This increase primarily reflects the receipt of $100 million from the sale of wireless assets to GCI and a $10.7 million decrease in capital expenditures, inclusive of capitalized interest and the settlement of capital expenditure payables.

Cash used in investing activities of $56.3 million in 2012 increased $11.5 million from $44.8 million in 2011. This increase reflects an $11.2 million increase in capital expenditures, inclusive of capitalized interest and the settlement of capital expenditure payables, due primarily to the construction of our 4G LTE wireless network.

Our historical capital expenditures have been significant, but we expect them to be reduced from levels incurred in 2013. Our networks require the timely maintenance of plant and infrastructure. Future capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, our decision to pursue specific acquisition and investment opportunities and the future funding of capital expenditures relative to wireless operations which become the responsibility of AWN subsequent to closing. We intend to fund future capital expenditures with cash on hand and net cash generated from operations.

Cash Flows from Financing Activities

Cash used in financing activities was $100.2 million in 2013 relating almost exclusively to the pay-down of $99.6 million in debt. Payments included (a) scheduled principal payments of $7.3 million on the term loan component of our Senior Credit Facility, (b) principal prepayments on the term loan component of our Senior Credit Facility totaling $78.0 million and (c) the full redemption of our 5.75% Notes totaling $13.0 million.

Cash used in financing activities was $31.7 million in 2012. Payments on debt of $19.5 million included principal payments on our 5.75% Notes totaling $13.7 million and scheduled payments on the term loan component of our Senior Credit Facility totaling $4.4 million. Reducing the outstanding balance of the 5.75% Notes to $25.0 million or lower precluded an acceleration of the maturity date on the term loan component of the Senior Credit Facility from October 21, 2016 to December 19, 2012.

Cash used in financing activities was $29.1 million in 2011. Net proceeds of $115.6 million from the issuance of our 6.25% Notes were used to repurchase $98.3 million principal amount of our 5.75% Notes at a premium of $6.9 million. Debt issuance costs associated with the transaction totaled $4.4 million. Cash dividends of $38.8 million were paid in 2011.

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

Liquidity and Capital Resources

Consistent with our history, our current and long-term liquidity could be impacted by a number of challenges, including, but not limited to: (i) potential future reductions in our revenues resulting from governmental and public policy changes, including regulatory actions affecting inter-carrier compensation and changes in revenue from Universal Service Funds; (ii) the entrance of Verizon into the Alaska wireless market and the potential negative impact on our retail service revenues beginning in 2014; (iii) servicing our substantial debt and funding principal payments; (iv) the funding of other obligations, including our pension plans and lease commitments; (v) other competitive pressures in the markets we serve; (vi) the capital intensive nature of our industry; (vii) our ability to respond to and fund the rapid technological changes inherent to our industry, including new products; and (viii) our ability to obtain adequate financing to support our business and pursue growth opportunities.

We are responding to these challenges by (i) driving growth in broadband service revenues with a particular focus on business and wholesale customers; (ii) and maintaining our wireless customers to support AWN and maximize our preferred distributions in the future, and (iii) managing our cost structure to deliver consistent free cash flow performance. We also anticipate dedicating a significant portion of our free cash flow to pay down debt and reduce our interest expense over time.

As of December 31, 2013, total long-term obligations outstanding, including current portion, were $456.3 million consisting of a $344.2 million draw from our Senior Credit Facility, net of a $1.7 million debt discount, $104.8 million of convertible notes, net of $9.2 million in debt discounts, and $7.3 million in capital lease and other obligations. As of December 31, 2013, we had $43.0 million in cash and access to $28.1 million of our $30.0 million revolver. On January 2, 2014, we made $13.2 in principal payments on our long-term debt representing 100% of the required payments for 2014.

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

Senior Credit Facility

On October 21, 2010, we entered into a $470.0 million Senior Credit Facility which consists of a drawn term loan of $440.0 million and an undrawn revolving loan of $30.0 million (the “revolver”). At December 31, 2013, we had access to $28.1 million under the revolving credit facility, representing 94% of available capacity. Outstanding standby letters of credit totaled $1.9 million at December 31, 2013.

The term loan component of the Senior Credit Facility matures on October 21, 2016 and the revolver matures on October 21, 2015. Our Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and payment of dividends. The Senior Credit Facility also has a requirement that 25% - 75% of certain cash flow generated by our business be used to pay down outstanding principal. The Senior Credit Facility also requires that we achieve certain financial ratios quarterly including a total leverage ratio, senior secured leverage ratio and a fixed charges coverage ratio. As of December 31, 2013, we were in compliance with these ratios. These measures are defined more specifically below.

The AWN transaction required numerous conditions to close, one of which was an amendment to our Senior Credit Facility. On November 1, 2012, an amendment was entered into allowing for the sale to GCI and transfer directly to AWN of certain wireless assets. Although we expect to reduce our outstanding debt, the AWN cash distributions were structured to serve as a surrogate for the Free Cash Flow (as defined in “Non-GAAP Financial Measures”) historically generated by our wireless assets. Therefore, additional term modifications were required to provide the flexibility necessary to address the resulting lower Adjusted EBITDA, as defined in our senior credit facility, from the AWN Transaction.

A comparison of certain original terms of our Senior Credit Facility with the corresponding amended terms is summarized as follows:

	Senior Credit Facility Terms
	Original	As Amended
Interest rate:
Margin over LIBOR	4.00%	4.75%
LIBOR floor	1.50%	1.50%
Quarterly principal payments (in thousands): *
Through quarter ended December 31, 2012	$1,100	$1,100
Effective quarter beginning January 1, 2013	$1,100	$1,825
Effective quarter beginning January 1, 2014	$1,100	$3,300
Effective quarter beginning January 1, 2015	$1,100	$3,675
Effective quarter beginning January 1, 2016	$1,100	$3,300
Total Leverage to Adjusted EBITDA Ratio Limit:
Through June 30, 2014	5.25	6.00
Through December 31, 2014	5.25	5.50
Thereafter	5.25	5.25
Senior Secured Leverage to Adjusted EBITDA Ratio Limit:
Through June 30, 2014	4.40	4.75
Through December 31, 2014	4.40	4.50
Thereafter	4.40	4.25
Adjusted EBITDA to Fixed Charges Coverage Ratio Minimum:
Through June 30, 2014	2.75	2.25
Through September 30, 2015	2.75	2.50
Thereafter	2.75	2.75
Total Leverage Ratio limit on which cash dividends on common stock may be paid *	5.00	3.50

*	Term modification effective November 1, 2012.

Total Leverage Ratio: Our “total leverage ratio” may not exceed 6.00 to 1.00. “Total leverage ratio” means, generally, as at the last day of any fiscal quarter, the ratio of our (a) adjusted total debt to (b) Adjusted EBITDA (as defined in our Senior Credit Facility more specifically below) for the period of four of our consecutive fiscal quarters ended on such date, all determined on a consolidated basis in accordance with Generally Accepted Accounting Principles. Payment of cash dividends on common stock is not permitted until such time that the Company’s Total Leverage Ratio is not more than 3.50 to 1.00. The total leverage ratio was 3.94 to 1.00 as of December 31, 2013.

Senior Secured Leverage Ratio: Our “senior secured leverage ratio” may not exceed 4.75 to 1.00. “Senior secured leverage ratio” means, as of the last day of any fiscal quarter, the ratio of our (a) senior secured debt to (b) Adjusted EBITDA, as defined in our Senior Credit Facility. The senior secured leverage ratio was 3.33 to 1.00 as of December 31, 2013.

Fixed Charges Coverage Ratio: Our “fixed charges coverage ratio” may not be less than 2.25 to 1.00. The ratio of (a) Adjusted EBITDA, as defined in our Senior Credit Facility, to (b) “Fixed Charges” is defined specifically in our Senior Credit Facility, and more generally, below. The fixed charges coverage ratio was 3.02 to 1.00 as of December 31, 2013.

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

Principal payments totaling $85.3 and $4.4 million were made on the term loan during the years ended December 31, 2013 and 2012 respectively.

Substantially all of our assets, including those of our subsidiaries, have been pledged as collateral for our Senior Credit Facility.

In connection with the Senior Credit Facility, the Company entered into forward floating-to-fixed interest rate swaps and a buy back of the 1.5% LIBOR floor, as a component of its cash flow hedging strategy. The notional amounts of the swaps were $192.5 million, $115.5 million and $77.0 million with interest rates of 6.463%, 6.470% and 6.475%, respectively, inclusive of a 4.0% LIBOR spread. The swaps began on June 30, 2012 and were expected to continue through September 30, 2015. To protect against movements in LIBOR prior to the start of the swaps, the Company acquired an interest rate cap at a cost of $0.1 million for the period between December 31, 2010 and June 30, 2012, capping LIBOR at 3.0% on a notional principal amount of $385.0 million. On November 1, 2012, the effective date of the amendment to the Company’s Senior Credit Facility, and as a result of the incremental $65.0 million AWN transaction principal payment on the term loan required by this amendment, it was determined that the swap in the notional amount of $192.5 million no longer met the hedge effectiveness criteria. The $192.5 million swap was extinguished and settled on August 1, 2013 for $4.1 million in cash. The portion of unrealized losses on this swap was recorded to accumulated other comprehensive loss, from the swap’s inception through the date hedge accounting treatment was discontinued (November 1, 2012), and amounts associated with the variable rate interest payments underlying the accelerated $65.0 million principal payment, were reclassified to loss on extinguishment of debt. The amount of this reclassification was $0.7 million. The remaining balance of amounts recorded to accumulated other comprehensive loss associated with this hedge will be amortized to interest expense over the period of the remaining originally designated hedged variable rate interest payments. The notional amount of the two remaining swaps are $115.5 million and $77.0 million with interest rates of 7.220% and 7.225%, respectively, inclusive of a 4.75% LIBOR spread.

Other Debt Instruments

The balance of our 6.25% Notes due in 2016 was $114.0 million as of December 31, 2013.

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

Contractual Obligations

Our contractual obligations as of December 31, 2013, are presented in the following table. Generally, long-term liabilities are included in the table based on the year of required payment or an estimate of the year of payment. Such estimates of payment are based on a review of past trends for these items as well as a forecast of future activities. As described below, certain items were excluded from the following table where the year of payment is unknown and could not be reasonably estimated.

(in thousands)	Total	2014	2015-2016	2017-2018	Thereafter
Long-term debt	$467,157	$14,310	$334,220	$114,727	$3,900
Interest on long-term debt	98,667	31,503	53,757	10,323	3,084
Capital leases	7,257	1,110	1,520	727	3,900
Operating leases	66,732	6,553	12,156	9,956	38,067
Unconditional purchase obligations	5,732	3,780	1,493	387	72

Total contractual cash obligations	$645,545	$57,256	$403,146	$136,120	$49,023

Total pension benefit liabilities associated with the ACS Retirement Plan recognized on the consolidated balance sheet as of December 31, 2013 and December 31, 2012 were $3.7 million and $5.5 million, respectively, and is included in “Other long-term liabilities-non affiliate” on our consolidated balance sheet. Because this liability is impacted by, among other items, plan funding levels, changes in plan demographics and assumptions, and investment return on plans assets, it does not represent expected liquidity needs. Accordingly, we did not include this liability in the “Contractual Obligations” table. We made cash contributions of $0.4 million in 2013 and $0.5 million in 2012. No cash contributions were made in 2011. This plan is not fully funded.

We also participate in the Alaska Electrical Pension Fund, a multi-employer defined benefit plan, to which we pay a contractual hourly amount based on employee classification or base compensation. We contributed $9.2 million, $9.6 million and $9.1 million to this plan in 2013, 2012 and 2011, respectively. Minimum required future contributions to this plan are subject to the number of employees in each classification and/or base compensation of employees in future years and, therefore, are not included in the “Contractual Obligations” table. This plan is not fully funded.

As of December 31, 2013 and December 31, 2012, the Company had an accumulated asset retirement obligation of $3.7 million and $6.9 million. This liability was not included in the “Contractual Obligations” table due primarily to the uncertainty as to the timing of future payments.

As of December 31, 2013 and December 31, 2012, the Company had deferred tax liabilities totaling $95.0 million and $27.5 million, exclusive of deferred tax assets. This amount is not included in the “Contractual Obligations” table because the Company believes this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods.

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

The following table provides the computation of Adjusted EBITDA and Free Cash Flow for the years ended December 31, 2013, 2012 and 2011:

(in thousands)	2013	2012	2011
Net income	$156,381	17,409	472
Add (subtract):
Interest expense	39,790	39,570	38,271
Loss on extinguishment of debt	2,370	575	13,445
Interest income	(53)	(43)	(34)
Depreciation and amortization	42,191	51,487	58,559
Loss on impairment of equity investment	1,267	—	—
Loss on sale of short-term investments	13	—	—
Gain on sale of long-term investments	—	—	(174)
(Gain) loss on disposal of assets	3,118	(2,668)	(565)
Earnings from equity method investment in Tekmate	(93)	(115)	—
Earnings from equity method investment in AWN	(17,963)	—	—
Gain on sale/contribution of asset to AWN	(207,318)	—	—
Tekmate distribution received	—	147	—
AWN distributions received	17,844	—	—
AWN distributions receivable within 12 days	4,167	—	—
Income tax expense	54,905	5,783	11,646
Stock-based compensation and long-term cash incentives	3,491	3,550	3,888
Gift of services	—	—	(51)
AWN transaction-related costs	6,382	6,126	500

Adjusted EBITDA	$106,492	$121,821	$125,957

Less:
Incurred capital expenditures *	(47,738)	(54,206)	(50,179)
Amortization of deferred AWN capacity revenue	(1,512)	—	—
AWN transaction-related capital costs, net change	(41)	1,580	—
Cash interest expense	(35,187)	(36,155)	(34,367)

Free Cash Flow	$22,014	$33,040	$41,411

Operating revenues	$348,924	$367,714	$349,314

Adjusted EBITDA Margin	30.5%	33.1%	36.1%

*	Excludes capitalized interest (included in “Cash interest expense”) and the change in unsettled capital expenditures.

OUTLOOK

Operating Results, Liquidity and Capital Resources

We expect to see continued strength in business and wholesale and consumer customer service revenues, led by broadband revenue growth across all customer groups. These revenue increases are driven by new broadband products and services and increasing demand for broadband. We also believe we will generate revenue growth by growing market share. Our acquisition of TekMate in January 2014 will also contribute to our operating results in 2014.

Other revenue categories are expected to see mixed results. We expect equipment sales to be a variable revenue stream and will be impacted by large non-recurring events. We expect access revenues to continue to decline as voice traffic experiences decline with long distance carriers. It is uncertain the direction of high cost support revenue. As discussed in Item 1. Business and Item 1A. Risk Factors, this revenue stream is undergoing significant reform. It is difficult to predict the future direction of this source or revenue as well as the future obligations we will inherit to sustain this revenue stream.

Wireless service, equipment sales and other revenue is expected to see continued declines, due to Verizon’s anticipated retail entry into the Alaska marketplace.

Regarding our cost structure, as we move into 2014, we took certain actions to continue to manage our cost structure, primarily related to our cost of supporting wireless services to ensure we generate consistent cash flow from operations, Adjusted EBITDA and Free Cash Flow, the latter of which will be dedicated to further debt pay downs. These actions include selective reduction of approximately 5% of our workforce in the fourth quarter of 2013, reduction in elevated promotional activity for consumer broadband, and reduced sales and incentive compensation expense through better alignment of our retail, direct and indirect sales channels with the market opportunity and lower anticipated year over year management incentive compensation payouts. We expect to make continued adjustments to our cost structure in 2014, as we re-position our wireless offerings in the face of the entry of Verizon wireless in the market. This re-positioning will improve our competitiveness and cost of delivery of our service offerings. We believe that through continued top line revenue growth in service revenue, and expense management we should continue to generate sufficient Free Cash Flow to further reduce our indebtedness. We believe that, we will have sufficient cash on hand, cash provided by operations and available borrowing capacity under our revolving credit facility to service our debt and fund our operations, capital expenditures and other obligations over the next twelve months.

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

Recently Issued Accounting Pronouncements

The Company evaluated recently issued accounting pronouncements to determine the impact of new pronouncements on GAAP and our consolidated financial statements. There are no new accounting pronouncements that have been issued or adopted during the year ended December 31, 2013, that we expect will have a significant effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is associated with changes in interest rates. The interest rates and cash interest payments were effectively fixed on approximately $304.5 million, or 67%, of our total borrowings of $456.3 million as of December 31, 2013. Our 6.25% Notes and 5.75% Notes have fixed coupon rates. The term loan component of our Senior Credit Facility bears interest of LIBOR plus 4.75% with a LIBOR floor of 1.5% as of December 31, 2013.

We manage our exposure to fluxuations in LIBOR and the resulting impact on interest expense and cash interest payments on our Senior Credit Facility through the utilization of floating-to-fixed interest rate swaps designated as cash flow hedges. As of December 31, 2013, interest expense on $192.5 million, or 56%, of the amount outstanding under the Senior Credit Facility was hedged. A hypothetical 100 basis point increase in LIBOR over the floor of 1.5% during 2014 would result in an approximately $1.5 million increase in interest expense and cash interest payments associated with the unhedged portion of the Senior Credit Facility.

Liquidity Risk

Our substantial debt, specifically its term and maturity, could have a material adverse effect on our available liquidity. See the matters described in “Item 1A, Risk Factors – Risks Relating to Our Debt.”

Item 8. Financial Statements and Supplementary Data

Consolidated financial statements of Alaska Communications Systems Group, Inc. and Subsidiaries, and the financial statements of AWN (as required under Regulation S-X 3-09) are submitted as a separate section of this Form 10-K. See “Index to Consolidated Financial Statements”, which appears on page F-1 hereof.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation using the Internal Control – Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which is included in “Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

As discussed in Note 3 Equity Method Investments, effective July 22, 2013, the Company and General Communication, Inc. (“GCI”) completed the transactions contemplated by the June 4, 2012 Asset Purchase and Contribution Agreement between themselves, two of their respective subsidiaries, and Alaska Wireless Network, LLC (“AWN”) for the purpose of combining their wireless networks into AWN. The Company incorporated additional internal controls and procedures over financial reporting related to the AWN transaction and our recognition of equity method earnings from our investment in AWN.

There was no change in our internal control over financial reporting that occurred in the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than those noted above.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated into this Form 10-K by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information on compensation of our directors and executive officers is incorporated into this Form 10-K by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2013, the number of securities remaining available for future issuance under equity compensation plans includes 1,553,694 shares under the Alaska Communications Systems Group, Inc. 2012 Incentive Award Plan and 1,193,522 shares under the Alaska Communications Systems Group, Inc. 2013 Employee Stock Purchase Plan.

Equity compensation plans	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders:
Stock options	23,800	$5.36
Restricted stock	2,300,903	$—	2,747,216
Not approved by security holders:
Stock options	—	$—
Subject to future approval by security holders:
Restricted stock unit equivalents	—	$—

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to such contractual relationships is incorporated into this Form 10-K by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

Information on our audit committee’s pre-approval policy for audit services and information on our principal accounting fees and services is incorporated into this Form 10-K by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements: Our consolidated financial statements are submitted as a separate section of this Form 10-K. See “Index to Consolidated Financial Statements” which appears on page F-1.

(2)	Financial Statement Schedules: Financial statement schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	The financial statements of AWN are filed as part of this report and are listed in the Index to Consolidated Financial Statements.

(4)	Exhibits: The exhibits to this report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are exhibits of the Registrant and are incorporated herein by reference as exhibits thereto.

Exhibit No.	Exhibit	Where Located
2.1**	Stock Purchase Agreement, dated April 1, 2008, by and among the Registrant, Crest Communications Corporations Group, Inc., and the selling stockholders specified therein.	Exhibit 2.1 to Form 8-K (filed August 7, 2008)

2.2	Asset Purchase and Contribution Agreement, dated as of June 4, 2012, among Alaska Communications Systems Group, Inc., General Communication, Inc., ACS Wireless, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless Network, LLC, with Form of First Amended and Restated Operating Agreement of The Alaska Wireless Network, LLC among The Alaska Wireless Network, LLC, GCI Wireless Holdings, LLC, ACS Wireless, Inc., Alaska Communications Systems Group, Inc. and General Communication, Inc. attached thereto as Exhibit A (portions of this Exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	Exhibit 2.1 to Form 8-K (filed August 6, 2012)

2.3	Amendment, dated as October 1, 2012, to Asset Purchase and Contribution Agreement, dated as of June 4, 2012, among Alaska Communications Systems Group, Inc., General Communication, Inc., ACS Wireless, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless Network, LLC.	Exhibit 2.1 to Form 8-K (filed October 2, 2012)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Exhibit to Form S-1/A File No. 333-888753 (filed November 17,1999)

3.2	Amended and Restated Bylaws of the Registrant.	Exhibit 3.1 to Form 8-K (filed September 30, 2011)

4.1	Specimen of Common Stock Certificate.	Exhibit to Form S-1/A File No. 333-888753 (filed November 17, 1999)

4.2	Indenture, dated April 8, 2008, by and among the Registrant, the guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee, with respect to the Registrant’s 5.75% Convertible Notes due 2013.	Exhibit 4.1 to Form 8-K (filed April 14, 2008)

4.3	Indenture, dated as of May 10, 2011, by and among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, with respect to 6.25% Convertible Notes due 2018.	Exhibit 4.1 to Form 8-K (filed May 11, 2011)

10.1	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.2	Form of Restricted Stock Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan.	Exhibit 10.1 to Form 10-Q (filed August 3, 2007)

10.3	Form of Performance Share Unit Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan.	Exhibit 99.1 to Form 8-K/A (filed June 12, 2008)

10.4	Amendment to Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit 10.5 to Form 10-K (filed March 9, 2010)

10.5	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.6	Amendment to Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit 10.7 to Form 10-K (filed March 9, 2010)

10.7	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.8	Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan (Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 25, 2012).	Exhibit 10.1 to Form S-8 File No.333-181660 (filed May 24, 2012)

10.9	Amendment to Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit 10.9 to Form 10-K (filed March 9, 2010)

10.10	Amendment ratified on October 4, 2012, to Collective Bargaining Agreement, effective February 28, 2010, between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union No. 1547.	Exhibit 10.1 to Form 8-K (filed October 10, 2012)

10.11	Collective Bargaining Agreement, effective February 28, 2010, between Alaska Communications Systems, Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union No. 1547.	Exhibit 10.2 to Form 8-K (filed October 10, 2012)

10.12	2010 Officer Severance Policy.	Exhibit 10.1 to Form 8-K (filed November 4, 2010)

10.13	Purchase Agreement, dated April 2, 2008, by and among Alaska Communications Systems Group, Inc., the guarantors listed therein and the Initial Purchasers, regarding the Registrant’s 5.75% Convertible Notes due 2013.	Exhibit 10.1 to Form 8-K (filed April 14, 2008)

10.14	Confirmations of Convertible Bond Hedges by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.2 to Form 8-K (filed April 14, 2008)

10.15	Confirmations of Warrant Transactions by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.3 to Form 8-K (filed April 14, 2008)

10.16	Credit Agreement, dated as of October 21, 2010, by and among Alaska Communications Systems Holdings, Inc., as Borrower, Alaska Communications Systems Group, Inc, as Parent, several banks and other financial institutions or entities, as lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Exhibit 10.1 to Form 8-K (filed February 26, 2010)

10.17	First Amendment to Credit Agreement, dated as of November 1, 2012, by and among Alaska Communications Systems Holdings, Inc., as Borrower, Alaska Communications Systems Group, Inc., as Parent, the lenders, and JPMorgan Chase Bank, N.A. as Administrative Agent.	Exhibit 10.4 to Form 10-Q (filed November 5, 2012)

10.18	Employment Agreement between Alaska Communications Systems Group, Inc., and Anand Vadapalli entered into on February 21, 2011.	Exhibit 10.1 to Form 8-K (filed February 24, 2011)

10.19	Employment Agreement between Alaska Communications Systems Group, Inc., and Wayne Graham entered into on February 21, 2011.	Exhibit 10.2 to Form 8-K (filed March 5, 2011)

10.20	Purchase Agreement, dated May 4, 2011, by and among the Company, the Guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers name therein.	Exhibit 10.1 to Form 8-K (filed May 11, 2011)

10.21	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan Restricted Stock Unit Agreement.	Exhibit 10.1 to Form 8-K (filed July 8, 2011)

10.22	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan Performance Stock Unit Agreement.	Exhibit 10.2 to Form 8-K (filed July 8, 2011)

10.23	Alaska Communications Systems Group, Inc. Post-Employment Stock Incentive Award Vesting Policy.	Exhibit 10.3 to Form 8-K (filed July 8, 2011)

10.24	Employment Arrangement between the Company and Leonard Steinberg.	Exhibit 10.1 to Form 8-K (filed January 26, 2012)

10.25	Employment Agreement between the Company and Michael Todd.	Exhibit 10.37 to Form 10-K/A (filed September 14, 2012)

10.26	Employment Agreement, dated as of October 13, 2011, between Alaska Communications Systems Group, Inc. and James R. Johnsen.	Exhibit 10.5 to Form 10-Q (filed November 5, 2012)

10.27	Employment Agreement, dated as of September 24, 2012, between Alaska Communications Systems Group, Inc. and David C. Eisenberg.	Exhibit 10.6 to Form 10-Q (filed November 5, 2012)

10.28	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to David Eisenberg dated February 12, 2013.	Exhibit 10.28 to Form 10-K (filed March 1, 2013)

10.29	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to Wayne Graham dated February 12, 2013.	Exhibit 10.29 to Form 10-K (filed March 1, 2013)

10.30	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to James Johnsen dated February 12, 2013.	Exhibit 10.30 to Form 10-K (filed March 1, 2013)

10.31	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to Leonard Steinberg dated February 12, 2013.	Exhibit 10.31 to Form 10-K (filed March 1, 2013)

10.32	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to Michael Todd dated February 12, 2013.	Exhibit 10.32 to Form 10-K (filed March 1, 2013)

10.33	Employment Agreement between Alaska Communications Systems Group, Inc., and Anand Vadapalli entered into on March 29, 2013.	Exhibit 10.1 to Form 8-K (filed March 29, 2013)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.	Filed herewith

23.2	Consent of Grant Thornton LLP relating to the audited financial statements of Alaska Wireless Network, LLC	Filed herewith

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

**	Confidential treatment of certain portions of this exhibit has been granted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2014        Alaska Communications Systems Group, Inc.

By:	/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anand Vadapalli Anand Vadapalli	President and Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2014

/s/ Wayne Graham Wayne Graham	Chief Financial Officer (Principal Accounting Officer)	March 26, 2014

/s/ Edward J. Hayes, Jr. Edward J. Hayes, Jr.	Chairman of the Board of Directors	March 26, 2014

/s/ Margaret L. Brown Margaret L. Brown	Director	March 26, 2014

/s/ David W. Karp David W. Karp	Director	March 26, 2014

/s/ Peter D. Ley Peter D. Ley	Director	March 26, 2014

/s/ Brian A. Ross Brian A. Ross	Director	March 26, 2014

/s/ John N. Wanamaker John N. Wanamaker	Director	March 26, 2014

/s/ Carol G Mills Carol G. Mills	Director	March 26, 2014

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alaska Communications Systems Group, Inc.:

We have audited the accompanying consolidated balance sheets of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Alaska Wireless Network, LLC (AWN) (a 33 percent owned investee company). The Company’s investment in AWN at December 31, 2013 was $236,788, and its equity in earnings of AWN was $22,791 for the year ended December 31, 2013. The financial statements of AWN were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for AWN, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alaska Communications System’s Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 26, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Anchorage, Alaska

March 26, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alaska Communications Systems Group, Inc.:

We have audited Alaska Communications Systems Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alaska Communications Systems Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alaska Communications Systems Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2013, and our report, based on our audits and the report of other auditors, dated March 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

Anchorage, Alaska

March 26, 2014

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Balance Sheets

December 31, 2013 and 2012

(In Thousands, Except Per Share Amounts)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$43,039	$16,839
Restricted cash	467	3,875
Short-term investments	—	2,050
Accounts receivable, non-affiliates, net	34,066	39,698
Accounts receivable, affiliates	137	15
Materials and supplies	10,131	9,409
Prepayments and other current assets	7,300	5,566
Deferred income taxes	7,144	8,301

Total current assets	102,284	85,753
Property, plant and equipment	1,344,949	1,463,320
Less: accumulated depreciation and amortization	(992,936)	(1,052,459)

Property, plant and equipment, net	352,013	410,861
Goodwill	4,650	8,850
Intangible assets, net	—	24,118
Debt issuance costs	6,929	10,558
Deferred income taxes	15,572	69,049
Equity method investments	266,972	2,028
Other assets	502	3,510

Total assets	$748,922	$614,727

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$14,256	$21,628
Accounts payable, accrued and other current liabilities, non-affiliates	55,475	56,378
Accounts payable, accrued and other current liabilities, affiliates	14,703	—
Advance billings and customer deposits	9,104	8,970

Total current liabilities	93,538	86,976
Long-term obligations, net of current portion	442,001	533,772
Other long-term liabilities	16,947	28,662
Deferred AWN capacity revenue	63,263	—

Total liabilities	615,749	649,410

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 145,000 authorized; 48,680 and 45,765 issued and outstanding at December 31, 2013 and 2012, respectively	487	458
Additional paid in capital	152,193	144,377
Accumulated deficit	(13,898)	(170,279)
Accumulated other comprehensive loss	(5,609)	(9,239)

Total stockholders’ equity (deficit)	133,173	(34,683)

Total liabilities and stockholders’ equity (deficit)	$748,922	$614,727

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

	2013	2012	2011
Operating revenues
Operating revenues, non-affiliates	$345,611	$367,574	$349,314
Operating revenues, affiliates	3,313	140	—

Total operating revenues	348,924	367,714	349,314
Operating expenses:
Cost of services and sales, non-affiliates	138,124	148,125	135,732
Cost of services and sales, affiliates	25,158	275	—
Selling, general and administrative	111,034	107,316	91,962
Depreciation and amortization	42,191	51,487	58,559
Gain on disposal of assets, net	(204,200)	(2,668)	(565)
Loss on impairment of equity investment	1,267	—	—
Earnings from equity method investments	(18,056)	(115)	—

Total operating expenses	95,518	304,420	285,688

Operating income	253,406	63,294	63,626
Other income and (expense):
Interest expense	(39,790)	(39,570)	(38,271)
Loss on extinguishment of debt	(2,370)	(575)	(13,445)
Interest income	53	43	34
Other	(13)	—	174

Total other income and (expense)	(42,120)	(40,102)	(51,508)

Income before income tax expense	211,286	23,192	12,118
Income tax expense	(54,905)	(5,783)	(11,646)

Net income	156,381	17,409	472

Other comprehensive income (loss):
Minimum pension liability adjustment	1,412	(1,101)	(991)
Income tax effect	(580)	453	408
Amortization of defined benefit plan loss	717	818	576
Income tax effect	(296)	(336)	(237)
Interest rate swap marked to fair value	1,728	(1,572)	(15,347)
Income tax effect	(709)	646	6,307
Reclassification of loss on ineffective hedge	2,307	292	—
Income tax effect	(949)	(120)	—

Total other comprehensive income (loss)	3,630	(920)	(9,284)

Total comprehensive income (loss)	$160,011	$16,489	$(8,812)

Net income per share:
Basic	$3.32	$0.38	$0.01

Diluted	$2.74	$0.38	$0.01

Weighted average shares outstanding:
Basic	47,092	45,553	45,103

Diluted	59,107	45,878	45,417

Cash dividends declared per common share	$—	$0.150	$0.695

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
Balance, January 1, 2011	44,704	$447	$166,259	$(188,160)	$965	$(20,489)
Total comprehensive income (loss)	—	—	—	472	(9,284)	(8,812)
Dividends declared	—	—	(31,458)	—	—	(31,458)
Stock compensation	—	—	3,888	—	—	3,888
Equity component of convertible note issuance net of tax benefit	—	—	8,500	—	—	8,500
Debt issuance, net of tax benefit	—	—	(309)	—	—	(309)
Tax benefit of convertible note call options	—	—	3,792	—	—	3,792
Extinguishment of convertible note options	—	—	(4,350)	—	—	(4,350)
Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(2,043)	—	—	(2,043)
Issuance of common stock, pursuant to stock plans, $.01 par	596	6	352	—	—	358

Balance, December 31, 2011	45,300	453	144,631	(187,688)	(8,319)	(50,923)
Total comprehensive income (loss)	—	—	—	17,409	(920)	16,489
Dividends declared	—	—	(6,849)	—	—	(6,849)
Stock compensation	—	—	3,550	—	—	3,550
Equity component of convertible note issuance net of tax benefit	—	—	2,534	—	—	2,534
Tax benefit of convertible note call options	—	—	503	—	—	503
Extinguishment of convertible note options	—	—	(45)	—	—	(45)
Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(249)	—	—	(249)
Issuance of common stock, pursuant to stock plans, $.01 par	465	5	302	—	—	307

Balance, December 31, 2012	45,765	458	144,377	(170,279)	(9,239)	(34,683)
Total comprehensive income	—	—	—	156,381	3,630	160,011
Stock compensation	—	—	2,860	—	—	2,860
Tax benefit of convertible note call options	—	—	16	—	—	16
Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(638)	—	—	(638)
Issuance of common stock, pursuant to stock plans, $.01 par	2,915	29	5,578	—	—	5,607

Balance, December 31, 2013	48,680	$487	$152,193	$(13,898)	$(5,609)	$133,173

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$156,381	$17,409	$472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,191	51,487	58,559
Gain on sale/contribution of asset to AWN	(207,318)	—	—
(Gain) loss on the disposal of assets	3,118	(2,668)	—
Loss on the impairment of equity investment	1,267	—	—
Gain on ineffective hedge adjustment	(785)	(231)	—
Amortization of debt issuance costs and debt discount	6,932	5,975	12,907
Amortization of ineffective hedge	2,307	292	—
Amortization of deferred AWN capacity revenue	(1,512)	—	—
Stock-based compensation	2,860	3,550	3,888
Deferred income tax expense	54,905	5,771	11,646
Provision for uncollectible accounts	1,847	2,588	2,333
Cash distribution from equity method investments	17,844	115	—
Earnings from equity method investments	(18,056)	(115)	—
Other non-cash income, net	283	293	(109)
Changes in operating assets and liabilities	5,443	(110)	(10,615)

Net cash provided by operating activities	67,707	84,356	79,081

Cash Flows from Investing Activities:
Capital expenditures	(47,738)	(54,206)	(50,179)
Capitalized interest	(1,926)	(1,961)	(1,982)
Change in unsettled capital expenditures	1,492	(2,726)	4,425
Proceeds on sale of assets	4,747	3,616	2,665
Proceeds on sale/contribution of asset to AWN	100,000	—	—
Return of capital from equity investment	—	32	—
Change in unsettled acquisition costs	(3,345)	(90)	(224)
Net change in short-term investments	2,037	(2,050)	—
Net change in non-current investments	—	—	529
Net change in restricted accounts	3,408	1,081	(44)

Net cash provided (used) by investing activities	58,675	(56,304)	(44,810)

Cash Flows from Financing Activities:
Repayments of long-term debt	(99,565)	(19,477)	(104,146)
Proceeds from the issuance of long-term debt	—	—	120,000
Debt issuance costs	(206)	(3,167)	(4,448)
Payment of cash dividend on common stock	—	(9,117)	(38,818)
Payment of withholding taxes on stock-based compensation	(638)	(249)	(2,043)
Proceeds from the issuance of common stock	227	307	358

Net cash used by financing activities	(100,182)	(31,703)	(29,097)

Change in cash and cash equivalents	26,200	(3,651)	5,174
Cash and cash equivalents, beginning of period	16,839	20,490	15,316

Cash and cash equivalents, end of period	$43,039	$16,839	$20,490

Supplemental Cash Flow Data:
Interest paid	$35,187	$36,155	$34,367
Cash paid on extinguishment of hedging instrument	$4,073	$—	$—
Income taxes (refunded) paid, net	$6	$(12)	$(127)
Supplemental Non-cash Transactions:
Property acquired under capital leases	$171	$1,435	$1,905
Dividend declared, but not paid	$—	$—	$2,268
Additions to ARO asset	$229	$132	$488
Exchange of debt with common stock	$6,000	$—	$—

See Notes to Consolidated Financial Statement

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

1. DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Alaska Communications Systems Group, Inc. (“we”, “our “, “us”, the “Company”, or “ACS” ), a Delaware corporation, through its operating subsidiaries, provides integrated communication services to business, wholesale and consumer customers in the State of Alaska and beyond using its statewide and interstate telecommunications network.

The accompanying consolidated financial statements are as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011. They represent the consolidated financial position, results of operations and cash flows of ACS and the following wholly owned subsidiaries:

• Alaska Communications Systems Holdings, Inc. (“ACS Holdings”)	• Crest Communications Corporation (“Crest”)

• ACS of Alaska, LLC. (“ACSAK”)	• WCI Cable, Inc.

• ACS of the Northland, LLC. (“ACSN”)	• WCIC Hillsboro, LLC.

• ACS of Fairbanks, LLC. (“ACSF”)	• Alaska Northstar Communications, LLC.

• ACS of Anchorage, LLC. (“ACSA”)	• WCI Lightpoint, LLC.

• ACS Wireless, Inc. (“ACSW”)	• Worldnet Communications, Inc.

• ACS Long Distance, LLC. (“ACSLD”)	• Alaska Fiber Star, LLC.

• ACS Internet, LLC. (“ACSI”)

• ACS Messaging, Inc. (“ACSM”)

• ACS Cable Systems, LLC. (“ACSC”)

In addition to the wholly-owned subsidiaries, the Company owns a 49% interest in TekMate, LLC (“TekMate”) and a one-third interest in the Alaska Wireless Network, LLC (“AWN”) which are represented in the Company’s condensed consolidated financial statements as equity method investments. See Note 3 “Equity Method Investments” for additional information.

A summary of significant accounting policies followed by the Company is set forth below.

Basis of Presentation

The consolidated financial statements and footnotes include all accounts and subsidiaries of the Company in which it maintains a controlling financial interest. All significant intercompany accounts and transactions have been eliminated. Investments in entities where the Company is able to exercise significant influence, but not control, are accounted for by the equity method. For transactions with entities accounted for under the equity method, any intercompany profits on amounts still remaining are eliminated. Amounts originating from any deferral of intercompany profits are recorded within either the Company’s investment account or the account balance to which the transaction specifically relates (e.g., construction of fixed assets). Only upon settlement of the intercompany transaction with a third party is the deferral of the intercompany profit recognized by the Company. In the opinion of management, the financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income (loss) and cash flows for all periods presented. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations, balance sheet amounts, or cash flows.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable and long-lived assets, the value of our derivative instruments, the value of our investment in AWN and the related deferred AWN capacity revenue, our legal contingencies, stock-based compensation and income taxes. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes is reasonable under the

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

circumstances. Assumptions are adjusted as facts and circumstances dictate. Illiquid credit markets, volatile equity and energy markets, and declines in consumer spending, continued uncertainty on interest rates, and political circumstances have combined to increase the uncertainty in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ significantly from those estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements of future periods.

Cash and Cash Equivalents

For purposes of the “Consolidated Balance Sheets” and “Consolidated Statements of Cash Flows”, the Company generally considers all highly liquid investments with a maturity at acquisition of three months or less to be cash equivalents.

Restricted Cash

Restricted cash as of December 31, 2013 consists of $467 held in certificates of deposits as required under the terms of certain contracts to which the Company is a party. When the restrictions are lifted, the Company will transfer these funds into its operating accounts.

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

Trade Accounts Receivable and Bad Debt Reserves

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company does not have any off-balance sheet credit exposure related to its customers. The Company evaluates its bad debt as a single portfolio since all of our companies primarily operate within Alaska and are subject to the same economic and risk conditions across industry segments and geographic locations within Alaska. The Company establishes estimated bad debt reserves against uncollectible receivables incurred during the period. These estimates are derived through a monthly analysis of account aging profiles and a review of historical recovery experience. Receivables are charged off against the allowance when management believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Company records bad debt expense as a component of “Selling, general and administrative expense” in the “Consolidated Statements of Comprehensive Income (Loss)”.

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

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company is the lessee of equipment and buildings under capital leases expiring in various years through 2033. The assets and liabilities under capital leases are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the assets at the inception of the lease. The assets are amortized over the lower of their related lease terms or the estimated productive lives. Amortization of assets under capital leases is included in depreciation and amortization expense.

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

Asset Retirement Obligations

The Company records liabilities for obligations related to the retirement and removal of long-lived assets. The Company records, as liabilities, the fair value of asset retirement obligations on a discounted basis when they are incurred, which is typically at the time the asset is installed or acquired. The obligations are conditional on the occurrence of future events. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. Amounts recorded for the related assets are increased by the amount of these obligations. Over time, the liabilities increase due to the change in their present value, the potential changes in assumptions or inputs, and the initial capitalized assets decline as they are depreciated over the useful life of the related assets. The liabilities are eventually extinguished when the asset is taken out of service.

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

Equity Method of Accounting

Investments in entities where the Company is able to exercise significant influence, but not control, are accounted for by the equity method. Under this method, our equity investments are carried at acquisition cost, increased by the Company’s proportionate share of the investee’s net income, and decreased by the investee’s net losses up to our proportional ownership interest and cash distributions. The Company evaluates its investments in equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates whether or not each equity method investment is able to generate and sustain sufficient earnings and cash flows to justify its carrying value.

Deferred AWN Capacity Revenue

As part of the AWN transaction, the Company contributed certain network usage rights necessary for AWN to operate the Alaska network. These rights have been fair valued and the resulting liability was recorded in Deferred AWN Capacity revenue in the “Consolidated Balance Sheets”. This balance is being amortized on a straight-line basis to revenue in the “Consolidated Statements of Comprehensive Income (Loss)”, over the 20 year contract period for which the Company has contracted to provide service.

Goodwill and Other Intangible Assets

Goodwill is assessed for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. The Company may first assess qualitative factors to determine whether it is more-likely-than-not that the carrying value of its single reporting unit exceeds its fair value. If this assessment indicates that it is more-likely-than-not that the carrying value of the reporting unit exceeds its fair value, a two-step quantitative assessment will be completed. The first step consists of comparing the carrying value of the reporting unit with its estimated fair value. The Company determines the estimated fair value of its reporting unit utilizing a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates and the estimated cost of

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

capital for purposes of determining a discount factor. If the carrying value of the reporting unit exceeds its estimated fair value, the Company will determine the implied fair value of its goodwill and an impairment loss will recognized to the extent the carrying value of goodwill exceeds the implied fair value.

Other indefinite-lived intangible assets, consisting of licenses for wireless spectrum, are stated at cost and are not amortized but are assessed for impairment annually or more frequently if events or changes in circumstances indicate potential impairment.

Long-lived Asset Impairment

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset to its carrying amount. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals. Impairment is displayed in the caption operating expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss).

Debt Issuance Costs and Discounts

Debt issuance costs, including underwriter’s fees and other associated costs, are capitalized and amortized to interest expense using the straight-line method, which approximates the effective interest method over the term of the related instruments. Debt discounts are accreted to interest expense using the effective interest method.

Preferred Stock

The Company has 5,000 shares of $0.01 par value preferred stock authorized, none of which were issued or outstanding at December 31, 2013 and 2012.

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

The Company also receives high cost support amounts based on estimated spending amounts, estimated customer counts and other factors, which are subject to final reporting and true-up mechanisms, many times in future reporting periods. As of December 31, 2013 these reserves are $3,921. Reserves are released to revenue or paid to regulatory agencies based on external triggering events that change management’s assessment of the overall outcome of retention of these received amounts.

Concentrations of Risk

Verizon Wireless (“Verizon”), the Company’s primary roaming partner outside of Alaska and a customer for which it provides roaming services in Alaska, accounted for 13.6% and 16.4% of the Company’s consolidated revenues in 2013 and 2012, respectively. Total roaming revenue accounted for 11.5% and 15.0% of the Company’s consolidated revenues in 2013 and 2012, respectively. As of July 22, 2013, the date of the formation of AWN, these revenues will be recorded by AWN. For additional information regarding the AWN Transaction, See Note 3 “Equity Method Investments.” No other customers represent a material concentration of risk.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Although, for the first four years of AWN’s operations, the distributions we receive from AWN are preferential to us, we rely on management of AWN to generate sufficient free cash flow (“FCF”) to pay those distributions. AWN’s cash flows are affected by many factors, such as network quality, ongoing network rationalization, the number of retail customers served by GCI and AWN, Verizon’s ongoing build out of its Alaska network and other factors, most of which are beyond our control. For the period July 23, 2013 to December 31, 2013, our preferred distribution represents 40.8% of AWN’s FCF. AWN’s operating revenues are significantly impacted by roaming revenues (38.1% of AWN’s revenues for the period July 23, 2013 to December 31, 2013). Roaming revenue is generated through charges to other wireless providers whose customers traveled within our coverage areas. With the close of AWN these arrangements and the related revenue were contributed to AWN. This revenue stream is affected by many events, including seasonality due to Alaska’s summer tourist season, Verizon’s ongoing entry into the Alaska market, the migration from 3G to 4G handsets and AWN’s ability to successfully renew expiring agreements and negotiate new ones. Significant declines in roaming revenue may place pressure on AWN’s ability to execute its business plan, provide competitive service, and pay its distributions to ACS.

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

As of December 31, 2013, approximately 65% of the Company’s employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). The Master Collective Bargaining Agreement (“CBA”) between the Company and the IBEW expires on December 31, 2015. The CBA provides the terms and conditions of employment for all IBEW represented employees working for the Company in the state of Alaska and have significant economic impacts on the company as it relates to wage and benefit costs and work rules that affect our ability to provide superior service to our customers. The Company considers relations with the IBEW to have improved in 2013, resulting in several cost saving initiatives; however any deterioration in the relationship with the IBEW would have a negative impact on the Company’s operations.

The Company provides voice, broadband and managed telecommunication services to its customers throughout Alaska. Accordingly, the Company’s financial performance is directly influenced by the competitive environment in Alaska, including the entrance of Verizon into the Alaskan retail telecom market in 2013, and by economic factors specifically in Alaska. The most significant economic factor is the level of Alaskan oil production since the state is almost entirely dependent on this resource for its general operating revenue. Other factors influencing the Alaskan economy include the level of tourism, government spending, and the movement of United States military personnel. Any deterioration in these factors would likely have a negative impact on the Company’s performance.

As an entity that relies on the FCC and state regulatory agencies to provide stable funding sources to provide services in high cost areas, the Company is also impacted by any changes in regulations or future funding mechanisms that are being established by these regulatory agencies. In 2013, 11.4% of the Company’s revenues were derived from Universal Service Fund funding for wireless Competitive Eligible Telecommunications Carriers (“CETC”) and high cost support for wireline carriers. Although the Company continues to receive CETC funding, as of July 22, 2013, those funds are remitted to AWN and are recorded in Operating expense – affiliates in the “Consolidated Statements of Comprehensive Income (Loss)”. Funding mechanisms for high cost loop support are undergoing substantial changes with the FCC that will impact our level of funding as well as future obligations we must meet as a condition to that funding.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The company, like most other businesses, is increasingly vulnerable to cyber threats. While the company has several mitigating policies and technologies in place, including some insurance coverage, it is not possible to prevent every possible threat to our network and IT systems.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense totaled $5,918, $6,204 and $6,761 in 2013, 2012 and 2011, respectively and is included in “Selling, general and administrative expense” in the Company’s “Consolidated Statements of Comprehensive Income (Loss)”.

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

Regulatory Accounting and Regulation

Certain activities of the Company are subject to rate regulation by the FCC for interstate telecommunication service and the Regulatory Commission of Alaska (“RCA”) for intrastate and local exchange telecommunication service. The Company, as required by the FCC, accounts for such activity separately. Long distance services of the Company are subject to regulation as a non-dominant interexchange carrier by the FCC for interstate telecommunication services and the RCA for intrastate telecommunication services. Wireless, Internet and other non-common carrier services are not subject to rate regulation.

Derivative Financial Instruments

The Company does not enter into derivative contracts for speculative purposes. The Company recognizes all asset or liability derivatives at fair value. The accounting for changes in fair value is contingent on the intended use of the derivative and its designation as a hedge. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value either offset the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or are recognized in other comprehensive income (loss) until the hedged transaction is recognized in earnings. On the date a derivative contract is entered into, the Company designates the derivative as either a fair value or cash flow hedge. The Company formally assesses, both at the hedge’s inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in off-setting changes in the fair values or cash flows of hedged items. If the Company determines that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. The change in a derivative’s fair value related to the ineffective portion of a hedge is immediately recognized in earnings. Amounts recorded to accumulated other comprehensive income (loss) from the date of the derivative’s inception to the date of ineffectiveness are amortized to earnings over the remaining term of the hedged item. If the hedged item is settled prior to its originally scheduled date, any remaining accumulated comprehensive income (loss) associated with the derivative instrument is reclassified to earnings. Termination of a derivative instrument prior to its scheduled settlement date may result in charges for termination fees.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Dividend Policy

The Company’s dividend policy is set by the Company’s Board of Directors and is subject to the terms of its Senior Credit Facility, as amended, and the continued current and future performance and liquidity needs of the Company. Dividends on the Company’s common stock are not cumulative to the extent they are declared. In the first three quarters of 2011 the Company’s Board of Directors declared a quarterly cash dividend of $0.215 per share of common stock, or $0.86 per share on an annualized basis. The Board of Directors reduced the quarterly cash dividend payment to $0.05 per share effective in the fourth quarter of 2011. In the fourth quarter of 2012, the Board of Directors suspended the cash dividend and there are currently no plans to reinstate the dividend. Further, the payment of cash dividends is not permitted under the terms of our 2010 Senior Credit Facility agreement until such time that the Company’s Total Leverage Ratio is not more than 3.50 to 1.00. As of December 31, 2013, the Company’s Total Leverage Ratio was 3.94 to 1.00.

Share-based Payments

Restricted Stock

The Company determines the fair value of restricted stock based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant, discounted for estimated dividend payments that do not accrue to the employee during the vesting period.

Performance Share Units (“PSUs”)

The Company measures the fair value of each new PSU at each reporting period and records adjusted expense attributable to such period based on changes to the expected performance period or fair value of the Company’s common stock, or if the PSUs otherwise vest, expire, or are determined by the Compensation Committee to be unlikely to vest prior to expiration. Compensation expense is recorded over the expected performance period.

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

Employee Stock Purchase Plan (“ESPP”)

The Company makes payroll deduction from 1 to 15% of compensation from employees who elect to participate in ESPP. A liability accretes during the 6-month offering period and at the end of the offering period (June 30th and December 31st), the Company issues the shares from the 2012 Employee Stock Purchase Plan (“2012 ESPP”). Compensation expense is recorded based upon the estimated number of shares to be purchased multiplied by the discount rate per share.

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

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Defined Benefit Plan

The ACS Retirement Plan, which is the Company’s sole single-employer defined benefit plan, covers certain employees previously employed by a predecessor to one of our subsidiaries, Century Telephone Enterprise, Inc., and is frozen. The Company recognizes the under-funded status of this plan as a liability on its balance sheet and recognizes changes in that funded status in the year in which the changes occur. The ACS Retirement Plan’s accumulated benefit obligation is the actuarial present value, as of the Company’s December 31, 2013 measurement date, of all benefits attributed by the pension benefit formula. The amount of benefit to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees or survivors and average years of service rendered. It is measured based on assumptions concerning future interest rates and future employee compensation levels. Unrecognized prior service credits and costs and net actuarial gains and losses are recognized as a component of other comprehensive income, net of tax.

Defined Contribution Plan

The Company provides a 401(k) retirement savings plan covering substantially all of it employees. Discretionary company-matching contributions are determined by the Board of Directors.

Earnings per Share

The Company computes earnings per share based on the weighted number of shares of common stock and dilutive potential common share equivalents outstanding. This includes all issued and outstanding share-based payments.

Recently Adopted Accounting Pronouncements

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This ASU does not change the current requirements for reporting net income or other comprehensive income, but does require additional information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012 and was adopted by the Company in the first quarter of 2013. The required disclosures are presented in Note 4 Fair Value Measurements.

Recently Issued Accounting Pronouncements

As of December 31, 2013, there were no recently issued accounting standards the future adoption of which is expected to have a material effect on the Company’s future financial condition and results of operations.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

2. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the twelve months ended December 31, 2012 and 2013:

	Defined Benefit Pension Plans	Interest Rate Swaps	Total
Balance, December 31, 2011	$(3,325)	$(4,994)	$(8,319)
Other comprehensive loss before reclassifications	(648)	(926)	(1,574)
Reclassifications from accumulated comprehensive loss to net income	482	172	654

Net other comprehensive loss	(166)	(754)	(920)

Balance, December 31, 2012	$(3,491)	$(5,748)	$(9,239)

Other comprehensive loss before reclassifications	832	1,019	1,851
Reclassifications from accumulated comprehensive loss to net income	421	1,358	1,779

Net other comprehensive loss	1,253	2,377	3,630

Balance, December 31, 2013	$(2,238)	$(3,371)	$(5,609)

The following table summarizes the reclassifications from accumulated other comprehensive loss to net income for the twelve months ended December 31, 2011, 2012, and 2013, respectively:

	2013	2012	2011
For the twelve months ended December 31,
Amortization of defined benefit plan pension items: (1)
Amortization of loss (3)	$717	$818	$576
Income tax effect	(296)	(336)	(237)

After tax	421	482	339

Amortization of loss on ineffective interest rate swap: (2)
Reclassification to interest expense	2,307	292	—
Income tax effect	(949)	(120)	—

After tax	1,358	172	—

Total reclassifications net of income tax	$1,779	$654	$339

(1)	See Note 14 “Retirement Plans” for additional information regarding the Company’s pension plans.
(2)	See Note 4 “Fair Value Measurements” for additional information regarding the plan to terminate this swap.
(3)	Included in sales and selling, general and administrative expense.

The estimated amount of accumulated other comprehensive loss to be reclassified to interest expense within the next twelve months is $1,424.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

3. EQUITY METHOD INVESTMENTS

The following table provides the Company’s ownership interest and investment in TekMate and AWN at December 31, 2013 and 2012:

	Interest	2013	2012
TekMate, LLC	49%	$853	$2,028
Alaska Wireless Network, LLC	33%	$266,119	$—

TekMate

On August 31, 2010, the Company acquired a 49% interest in TekMate for $2,060. The Company’s investment in TekMate is accounted for under the equity method as the Company has significant influence over TekMate. The price paid to acquire the Company’s share of the net assets of TekMate differs from the underlying book value of its interest in TekMate’s net assets. This premium of $1,641 is accounted for as unamortized equity method goodwill and is included within the “Equity method investments” on the “Consolidated Balance Sheets.” The investment represents the Company’s maximum exposure to loss as a result of the Company’s ownership interest. In the twelve-month period ended December 31, 2013, the Company’s interest in TekMate’s income was $93 and TekMate made no cash distributions to the Company. At December 31, 2013, there were no undistributed earnings. The Company recorded $115 and $0 of equity earnings to Operating revenues in 2012 and 2011, respectively. As of December 31, 2012, TekMate had made cash distributions to the Company totaling $147, including $32 representing distributions in excess of the Company’s cumulative share of TekMate’s earnings. This excess distribution was recorded as a return of capital in the “Consolidated Statement of Cash Flows.”

Subsequent to year-end on January 31, 2014, the Company purchased the remaining 51% interest in TekMate for the following consideration:

•	$800, payable in cash or the Company’s common stock at the Company’s option, on or about May 15, 2014 and,

•	Zero to $700, payable in cash on or about March 31, 2015, subject to the attainment of certain revenue projections in 2014 and certain other terms regarding the founders of TekMate remaining employed with ACS for a specified period of time.

Using this subsequent market transaction as its basis to determine fair value, the Company has reassessed the value of its original 49% equity interest in TekMate, and has recorded an impairment charge of $1,267 in the “Consolidated Statements of Comprehensive Income (Loss)” under the caption “Loss on impairment of equity investment.” For more information on this impairment see Note 4 Fair Value Measures.

In 2014, the Company will cease to report TekMate as an equity method investment and will consolidate its operations into Alaska Communications Systems Group, Inc.

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

At the closing, the parties to the AWN transaction entered into the First Amended and Restated Operating Agreement of The Alaska Wireless Network, LLC (the “Operating Agreement”) and other related agreements which will govern the ongoing relationship among the parties. Under the terms of the Operating Agreement, AWN will be managed by its majority owner, GCI, subject to certain protective rights retained by the Company and representation of one of three seats on AWN’s Board. Accordingly, ACS has the ability to exercise significant influence over AWN and accounts for its investment under the equity method in accordance with ASC 323 Investments—Equity Method and Joint Ventures.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

3. EQUITY METHOD INVESTMENTS (Continued)

The Operating Agreement provides that the ACS Member is entitled to a cumulative preferred cash distribution of up to $12,500 of Adjusted Free Cash Flow, as defined in the agreement, in each of the first eight quarters after closing and $11,250 in each of the eight quarters thereafter (ACS’ preference period). Such preferred cash distributions will be made on a monthly basis. GCI Member will receive distributions of the Adjusted Free Cash Flow in excess of the preferred distributions in each quarter during ACS’ preference period. The distributions to each member are subject to certain adjustments based on decreases in the number of ACS Member and GCI Member connections, with the aggregate adjustment capped at $21,800 for each member over the respective testing periods for each member. At the end of ACS’ preference period and payment of accumulated preference amounts, distributions will be made in accordance with membership interests. Since inception through December 31, 2013 the Company has received cash distributions from AWN of $17,844.

A national valuation firm was engaged by ACS and GCI to assist in the determination of the fair value of AWN including the preferred distribution and the allocation of the purchase price to the assets and liabilities. At the time we filed our Form 10-Q and 10-Q/A for the three and nine months ended September 30, 2013, the firm provided a preliminary valuation subject to review and further input from both GCI and ACS. Based upon our latest correspondence with the valuation firm our estimate, which includes the value of the preferred distributions, now stands at $266,000.

The assets sold or contributed included spectrum licenses and wireless switching and transmission equipment having a carrying value on the Company’s books of $90,500. Additionally, the Company contributed certain network usage rights necessary to operate the combined Alaska state-wide network contributed to AWN. Using the work performed by the national valuation firm noted above, these rights have been fair valued and the resulting liability was recorded in Accounts payable and other accrued liabilities – affiliates and Deferred AWN Capacity revenue in the “Consolidated Balance Sheets”. This balance is being amortized on a straight-line basis to revenue in the “Consolidated Statements of Comprehensive Income (Loss)”, over the 20 year contract period for which the Company has contracted to provide service. Cost to maintain our state-wide network are not maintained at a level of specificity that would allow us to determine any incremental direct costs associated with providing capacity to AWN. For the period from July 23, 2013 to December 31, 2013, the Company amortized $1,512. In future twelve month periods, the Company will amortize approximately $3,407 annually.

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

During 2013, the Company recorded a pre-tax gain of $207,318 representing the gain on the sale of wireless assets to GCI and the contribution of wireless assets to AWN. Approximately $83,200 of the pre-tax gain relates to ACS’ one-third retained interest in its wireless assets sold/contributed to AWN.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

3. EQUITY METHOD INVESTMENTS (Continued)

The following table represents the calculation of the gain:

Consideration received:
Investment	$266,000
Cash	100,000

Total consideration received	366,000
Consideration provided:
Net intangible and tangible assets	90,500
Deferred AWN Capacity revenue	68,182

Total consideration provided	158,682

Gain on disposal of assets	$207,318

In the twelve-month period ended December 31, 2013, specifically July 23, 2013 through December 31, 2013, the Company’s share of AWN’s adjusted free cash flow was $22,011, of which $17,844 was received during the period and $4,167 was paid within the 12-day contractual period. The Company’s equity in earnings of AWN from July 23, 2013 to December 31, 2013 was $17,963.

Summarized financial information on AWN is as follows:

December 31, 2013
Current Assets	$119,681
Non-Current Assets	$549,913
Current Liabilities	$72,242
Non-Current Liabilities	$20,570
Equity	$576,782

Inception to December 31, 2013
Operating Revenues	$118,918
Gross Profit	$86,201
Operating Income	$56,543
Net Income	$56,342
Adjusted Free Cash Flow (1)	$53,978

(1)	Adjusted free cash flow is defined in the Operating Agreement.

The excess of ACS’ investment in AWN over the Company’s share of net assets in AWN is estimated to be $29,331 at December 31, 2013. This difference represents the increase in basis of the GCI Member’s contribution to AWN, as AWN is accounting for the GCI member’s contribution at carryover basis and ACS is accounting for it at estimated fair value. Approximately 88.1% of this balance represents an increase in the basis of GCI’s depreciable contributed assets and will be amortized over the estimated remaining useful lives of these assets. The remaining difference is not amortized; however, the investment in AWN is analyzed for impairment. No impairment has been recorded on ACS’ investment of AWN to-date.

AWN and TekMate are organized as limited liability corporations and are flow-through entities for income tax purposes.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

3. EQUITY METHOD INVESTMENTS (Continued)

The following table provides a reconciliation AWN’s total equity and ACS’ equity method investment as of December 31, 2013:

AWN total equity as reported	$576,782
Less amount attributed to GCI	339,994

Amount attributed to ACS	236,788
Plus:
Step-up in basis of GCI contribution attributable to ACS, net of Amortization of FV adjustment	33,942
Difference in distribution	4,167
Less:
Difference in preliminary estimate of fair value	(3,950)
Difference in income allocation method	(4,828)

ACS investment in AWN	$266,119

4. FAIR VALUE MEASUREMENTS

The Company has developed valuation techniques based upon observable and unobservable inputs to calculate the fair value of non-current monetary assets and liabilities. Observable inputs reflect market data obtained from independent sources and unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets.

•	Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3—Significant inputs to the valuation model are unobservable.

The fair values of cash and cash equivalents, restricted cash, short-term investments, net accounts receivable, and payable, other short-term monetary assets and liabilities and capital leases approximate their carrying values due to their nature. The non-monetary consideration exchanged in the Company’s deconsolidation, related to the AWN transaction, has been valued using multiple valuation methods using significant unobservable inputs (Level 3). Impairment of the equity method investment in Tekmate was based on a valuation method using the acquisition price to purchase the remaining 51% ownership interest in Tekmate adjusted by a 5% controlling interest premium and applying that fair value on a pro-rata basis to the existing 49% equity method investment. The fair value used significant unobservable inputs (Level 3). The fair value of the Company’s 2010 Senior Credit Facility, convertible notes and other long-term obligations of $436,909 at December 31, 2013, were estimated based on dealer quoted prices (Level 1). The carrying values of these liabilities were $456,257 at December 31, 2013.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

4. FAIR VALUE MEASUREMENTS (Continued)

The following table presents the liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 at each hierarchical level. There were no transfers into or out of Levels 1 and 2 during 2013.

	December 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other long-term liabilities:
Interest rate swaps	$(3,234)	$—	$(3,234)	$—	$(9,819)	$—	$(9,819)	$—

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

On November 1, 2012, the effective date of the amendment to the Company’s Senior Credit Facility, and as a result of the incremental $65,000 AWN transaction principal payment on the term loan required by this amendment, it was determined that the swap in the notional amount of $192,500 no longer met the hedge effectiveness criteria under ASC 815 Derivatives and Hedging. Accordingly, hedge accounting treatment was discontinued prospectively on this swap effective November 1, 2012, and subsequent changes in the fair value were recognized as interest expense. Amounts recorded to other comprehensive loss from the date of the swap’s inception through October 31, 2012 were amortized to interest expense over the period of the originally scheduled interest payments. On July 19, 2013, when the Company received final approval from the SEC regarding the investment company act, the AWN transaction moved from “possible” to “probable” and triggered the movement of $707 from other comprehensive loss to loss on the extinguishment of debt, representing the portion of the $192,500 swap that was over-hedged when the $65,000 payment was made. The remaining amount will be amortized from other comprehensive loss to interest expense over the life of the term loan. The $192,500 swap was settled on August 1, 2013 for $4,073 in cash and, simultaneously, the marked-to-market resulted in an adjustment to interest expense of $231.

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

The following table presents information about the floating-to-fixed interest rate swaps at December 31, 2013 and 2012 which are included in “Other long-term liabilities” on the balance sheet and for the twelve-month periods ending December 31, 2013 and 2012:

	2013	2012
Beginning Balance at January 1,	$9,819	$8,478
Reclassified from other long-term liabilities to accumulated other comprehensive loss	(1,727)	1,572
Change in fair value credited to interest expense	(785)	(231)
Cash paid on extinguishment of hedging instrument	(4,073)	—

Ending Balance at December 31,	$3,234	$9,819

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

4. FAIR VALUE MEASUREMENTS (Continued)

Fair Value Measurements on a Non-recurring Basis

No impairment of long-lived assets was recognized during 2013, 2012 or 2011.

TekMate Impairment

The Company recorded impairment of its equity method investment in TekMate in the fourth quarter of 2013 for $1,267 and is included in the caption “Loss on impairment of equity investment” on the “Consolidated Statement of Comprehensive Income/(loss)”. See Note 3 “Equity Method Investments” for a discussion of this impairment.

Fair Value of AWN

As described in Note 3 Equity Method Investments, a national valuation firm was engaged by ACS and GCI to assist in the determination of the enterprise fair value of AWN and the allocation of the purchase price to the assets and liabilities. We are in the process of finalizing this valuation which is anticipated to be completed by the time we file our Form 10-Q for the period ended March 31, 2014. The estimate of fair value of the Company’s interest in AWN is $266,000 and the contributed network usage rights are $68,182. The estimates may be adjusted upon finalization. The deferred AWN capacity revenue represents the value of the capacity contributions and the operations and maintenance support of these facilities. The benefit of this deferred revenue will be recognized over 20 years.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

5. ACCOUNTS RECEIVABLE

Accounts receivable—trade consists of the following at December 31, 2013 and 2012:

	2013	2012
Retail customers	$28,318	$27,674
Wholesale carriers	3,748	4,764
Other	8,193	13,491

	40,259	45,929
Less: allowance for doubtful accounts	(6,193)	(6,231)

Accounts receivable—trade, net	$34,066	$39,698

Allowance for doubtful accounts consists of the following at December 31, 2013, 2012 and 2011.

	2013	2012	2011
Balance, as of December 31,	$6,231	$5,788	$6,616
Provision for uncollectible accounts	1,847	2,588	2,333
Charged to other accounts	(2)	(1)	(2)
Deductions	(1,883)	(2,144)	(3,159)

Balance, as of December 31,	$6,193	$6,231	$5,788

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, 2013 and 2012:

	2013	2012	Useful Lives
Land, buildings and support assets*	$222,215	$256,550	3 - 42
Central office switching and transmission	374,505	375,003	2 - 12
Outside plant cable and wire facilities	699,716	690,924	10 - 50
Wireless switching and transmission	—	86,900
Other	3,147	2,977	2 - 5
Construction work in progress	45,366	50,966

	1,344,949	1,463,320
Less: accumulated depreciation and amortization	(992,936)	(1,052,459)

Property, plant and equipment, net	$352,013	$410,861

*	No depreciation charges are recorded for land.

Capitalized interest associated with construction in progress for the years ended December 31, 2013, 2012, and 2011 was $1,926, $1,961, and $1,982, respectively. The capitalization rate used was based on a weighted average of the Company’s long term debt outstanding and for the years ended December 31, 2013, 2012, and 2011 was 8.07%, 7.27%, and 7.18%, respectively.

The following is a summary of property held under capital leases included in the above property, plant and equipment at December 31, 2013 and 2012:

	2013	2012
Land, buildings and support assets	$19,893	$23,074
Less: accumulated depreciation and amortization	(8,196)	(11,302)

Property held under capital leases, net	$11,697	$11,772

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

Amortization of assets under capital leases included in depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $1,827, $1,934 and $1,662, respectively. Future minimum payments, including interest, under these leases for the next five years and thereafter are as follows:

2014	$1,718
2015	1,273
2016	1,295
2017	876
2018	687
Thereafter	6,984

12,833
Interest	(5,576)

$7,257

The Company leases various land, buildings, right-of-ways and personal property under operating lease agreements. Rental expense under operating leases for the years ended December 31, 2013, 2012 and 2011 was $9,785, $9,997 and $9,756, respectively.

Future minimum payments under these leases for the next five years and thereafter are as follows:

2014	$6,553
2015	6,274
2016	5,882
2017	5,083
2018	4,873
Thereafter	38,067

$66,732

7. ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligation is included in “Other long-term liabilities” on the “Consolidated Balance Sheets” and represents the estimated obligation related to the removal and disposal of certain property and equipment (including batteries) in both leased and owned properties. As part of the AWN transaction in July of 2013 the Company settled $3,048 in ARO obligations related to removal costs of certain cell sites.

The following table outlines the changes in the accumulated retirement obligation liability:

	2013	2012
Balance, December 31,	$6,942	$6,585
Asset retirement obligation	229	132
Accretion expense	310	405
Settlement of obligations	(776)	(180)
Transfer of obligation to AWN	(3,048)	—

Balance, December 31,	$3,657	$6,942

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

8. GOODWILL AND OTHER INTANGIBLE ASSETS

In the third quarter of 2013 as part of the AWN transaction the Company performed an assessment of its goodwill and bifurcated the balance between the business being sold to AWN and the business being retained resulting in the retirement of $4,200 in goodwill.

On October 1, 2013, the Company conducted a qualitative assessment of its remaining goodwill. This assessment indicated that it was not more-likely-than-not that the carrying value of its single reporting unit exceeded its fair value. Accordingly, the Company concluded that its goodwill was not impaired as of the assessment date.

Additionally, as part of the AWN transaction, all of the Company’s other intangible assets were sold/contributed to AWN during 2013 and the Company no longer holds any indefinite-lived intangible assets. The Company’s wireless spectrum licenses had contract terms of ten years, but were renewable indefinitely through a routine process involving a nominal fee. These fees were expensed as incurred.

The original carrying value and accumulated impairment of the Company’s goodwill and other indefinite-lived intangible assets at December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Goodwill:
Original carrying value	$38,403	$38,403	$38,403
Accumulated impairment	(29,553)	(29,553)	(29,553)
Retirement due to AWN transaction	(4,200)	—	—

Balance	$4,650	$8,850	$8,850

Indefinite lived intangible assets	$—	$24,118	$24,118

9. CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities, non-affiliates consist of the following at December 31, 2013 and 2012:

	2013	2012
Accounts payable—trade	$20,841	$24,750
Accrued payroll, benefits, and related liabilities	18,017	16,989
Other	16,617	14,639

	$55,475	$56,378

Advance billings and customer deposits consist of the following at December 31, 2013 and 2012:

	2013	2012
Advance billings	$8,385	$8,305
Customer deposits	719	665

	$9,104	$8,970

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

10. LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31, 2013 and 2012:

	2013	2012
2010 senior credit facility term loan due 2016	$345,900	$431,200
Debt discount—2010 senior credit facility term loan due 2016	(1,687)	(2,796)
6.25% convertible notes due 2018	114,000	120,000
Debt discount—6.25% convertible notes due 2018	(9,213)	(11,602)
5.75% convertible notes due 2013	—	12,980
Debt discount—5.75% convertible notes due 2013	—	(114)
Capital leases and other long-term obligations	7,257	5,732

	456,257	555,400
Less current portion	(14,256)	(21,628)

Long-term obligations, net of current portion	$442,001	$533,772

The aggregate maturities of long-term obligations for each of the next five years and thereafter, at December 31, 2013, are as follows:

2014	$14,310
2015	15,424
2016	318,796
2017	440
2018	114,287
Thereafter	3,900

$467,157

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

The 6.25% Notes are fully and unconditionally guaranteed (“Note Guarantees”), on a joint and several unsecured basis, by all of the Company’s existing subsidiaries, other than its license subsidiaries, and certain of the Company’s future domestic subsidiaries (“Guarantors”). The 6.25% Notes will pay interest semi-annually on May 1 and November 1 at a rate of 6.25% per year and will mature on May 1, 2018.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

10. LONG-TERM OBLIGATIONS (Continued)

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

As of December 31, 2013, none of the conditions allowing holders of the 6.25% Notes to convert, or requiring the Company to repurchase the 6.25% Notes, had been met.

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

Further, while it is the Company’s intent to settle the principal portion of this debt in cash, under the provisions of ASC 260, Earnings per Share (“ASC 260”), the Company must use the “if converted” method in calculating the diluted earnings per share effect of the assumed conversion of the contingently convertible debt. Under the “if converted” method, the after tax effect of interest expense related to the convertible securities is added back to net income and the convertible debt is assumed to have been converted into common stock at the earlier of the debt issuance date or the beginning of the period. The Company’s convertible debt was anti-dilutive for the twelve month periods ended December 31, 2012 and 2011 but is included in the computation of dilutive EPS for the twelve months ended December 31, 2013.

The Company’s Board of Directors has authorized the issuance of up to 4,700 common shares for the repurchase of its convertible notes. This Board of Director’s authorization expired December 31, 2013. On August 29, 2013, the Company delivered and issued 698 common shares in exchange for the retirement of $2,500 aggregate principal amount of 6.25% convertible notes due 2018. On September 10, 2013, the Company delivered and issued 1,203 common shares in exchange for the retirement of $3,500 aggregate principal amount of 6.25% convertible notes due 2018.

The following table includes selected data regarding the 6.25% Notes as of December 31, 2013 and 2012:

	2013	2012
Net carrying amount of the equity component	$7,782	$8,191
Principal amount of the convertible notes	$114,000	$120,000
Unamortized debt discount	$9,213	$11,602
Amortization period remaining	52 months	64 months
Net carrying amount of the convertible notes	$104,787	$108,398

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

10. LONG-TERM OBLIGATIONS (Continued)

The following table details the interest components of the 6.25% Notes contained in the Company’s “Consolidated Statements of Comprehensive Income (Loss)” for the year ended December 31, 2013 and 2012:

	2013	2012
Coupon interest expense	$7,378	$7,507
Amortization of the debt discount	1,874	1,741

Total included in interest expense	$9,252	$9,248

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

The Senior Credit Facility also includes a $30,000 revolving credit agreement, which was undrawn as of December 31, 2013. Outstanding letters of credit totaling $1,880 were committed against this amount as of December 31, 2013 and the Company has access to an additional $13,120 of unused letters of credit.

Prior to consummation of the AWN Transaction, the term loan and revolving credit agreement, to the extent drawn, bore interest at a rate of LIBOR plus 4.0% with a LIBOR floor of 1.5%. In accordance with the November 1, 2012 amendment, the existing interest rates of LIBOR plus 4.0% increased 25 basis points every other month during the period March 31, 2013 through July, 22, 2013. Upon consummation of the AWN Transaction, the Company made a $65,000 principal payment and the interest rate of the term loan and revolving credit agreement increase to LIBOR plus 4.75% with a LIBOR floor of 1.5%. The term loan matures on October 21, 2016 and the revolving credit agreement matures on October 21, 2015 unless accelerated pursuant to an event of default or as described below. The Revolver Facility shall be available on a revolving basis during the period commencing on October 21, 2010 and ending five (5) years after the closing date, unless otherwise agreed by the required Lenders and as described below.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

10. LONG-TERM OBLIGATIONS (Continued)

In connection with the Senior Credit Facility, the Company entered into forward floating-to-fixed interest rate swaps and a buy back of the 1.5% LIBOR floor, as a component of its cash flow hedging strategy. The notional amounts of the swaps were $192,500, $115,500 and $77,000 with interest rates of 6.463%, 6.470% and 6.475%, respectively, inclusive of a 4.0% LIBOR spread. The swaps began on June 30, 2012 and were expected to continue through September 30, 2015. To protect against movements in LIBOR prior to the start of the swaps, the Company acquired an interest rate cap at a cost of $119 for the period between December 31, 2010 and June 30, 2012, capping LIBOR at 3.0% on a notional principal amount of $385,000. On November 1, 2012, the effective date of the amendment to the Company’s Senior Credit Facility, and as a result of the incremental $65,000 AWN transaction principal payment on the term loan required by this amendment, it was determined that the swap in the notional amount of $192,500 no longer met the hedge effectiveness criteria. The $192,500 swap was extinguished and settled on August 1, 2013 for $4,073 in cash. The portion of unrealized losses on this swap was recorded to accumulated other comprehensive loss, from the swap’s inception through the date hedge accounting treatment was discontinued (November 1, 2012), and amounts associated with the variable rate interest payments underlying the accelerated $65,000 principal payment, were reclassified to loss on extinguishment of debt. The amount of this reclassification was $707. The remaining balance of amounts recorded to accumulated other comprehensive loss associated with this hedge will be amortized to interest expense over the period of the remaining originally designated hedged variable rate interest payments. The notional amount of the two remaining swaps are $115,500 and $77,000 with interest rates of 7.220% and 7.225%, respectively, inclusive of a 4.75% LIBOR spread.

The Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and payment of cash dividends. Payment of cash dividends is not permitted until such time that the Company’s Total Leverage Ratio as defined is not more than 3.50 to 1.00. As of December 31, 2013, the Company’s Total Leverage Ratio was 3.94 to 1.00. The Senior Credit Facility also requires that the Company achieve certain financial ratios quarterly.

Substantially all of the Company’s assets, including those of its subsidiaries, have been pledged as collateral for the Senior Credit Facility.

5.75% Convertible Notes due 2013

On April 8, 2008 the Company closed the sale of $125,000 aggregate principal 5.75% Notes due March 1, 2013. The 5.75% Notes were sold in a private placement pursuant to Rule 144A under the Securities Act of 1933. The Company received net proceeds from the offering of $110,053 after underwriter fees, the convertible note hedge, proceeds from the warrant and other associated costs. As discussed above, in May 2011, the Company utilized proceeds from the sale of its 6.25% Notes to repurchase $98,340 principal amount of the 5.75% Notes. The outstanding balance of the 5.75% Notes was paid in cash in the first quarter of 2013.

The following table includes selected data regarding the 5.75% Notes as of December 31, 2012:

2012
Net carrying amount of the equity component	$1,462
Principal amount of the convertible notes	$12,980
Unamortized debt discount	$114
Amortization period remaining	2 months
Net carrying amount of the convertible notes	$12,866

The following table details the interest components of the 5.75% Notes contained in the Company’s “Consolidated Statements of Comprehensive Income (Loss)” for the years ended December 31, 2013 and 2012, respectively:

	2013	2012
Coupon interest expense	$122	$1,258
Amortization of the debt discount	114	1,060

Total included in interest expense	$236	$2,318

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

10. LONG-TERM OBLIGATIONS (Continued)

Capital Leases and Other Long-term Obligations

The Company is a lessee under various capital leases and other financing agreements totaling $7,257 and $5,732 with a weighted average interest rate of 8.92% and 8.25% at December 31, 2013 and 2012, respectively and have maturities through 2033.

Debt Issuance Costs

The Company capitalized $206 in debt issuance costs incurred in connection with the amendment to its Senior Credit Facility in 2013. In 2011, the Company capitalized $4,364 in debt issuance costs incurred in the sale of its 6.25% Notes. The Company also capitalized $3,167 and $84 in debt issuance costs incurred in obtaining its 2010 Senior Credit Facility in 2012 and 2011, respectively. Amortization of debt issuance costs, included in “Interest expense” in the “Consolidated Statements of Comprehensive Income (Loss)” and reported in the “Consolidated Statements of Cash Flows” for 2013, 2012 and 2011, was $3,836, $2,164 and $3,073 (inclusive of a write off of $1,019 in debt issuance costs on the repurchase of its 5.75% Notes), respectively.

Debt Discounts

Accretion of debt discounts in the “Consolidated Statements of Cash Flows” for 2013, 2012 and 2011, were $3,096, $3,811 and $9,834 (inclusive of a write off of $5,352 in debt discounts on the 5.75% Notes), respectively.

11. INCOME TAXES

The income tax provision for the years ended December 31, 2013, 2012 and 2011 was comprised of the following charges:

	2013	2012	2011
Current:
Federal income tax	$—	$—	$—
State income tax	—	(12)	—

Total current benefit	—	(12)	—

Deferred:
Federal income tax	(42,169)	(7,222)	(4,247)
State income tax	(14,636)	(2,149)	(1,899)
Change in valuation allowance	1,900	3,600	(5,500)

Total deferred expense	(54,905)	(5,771)	(11,646)

Total income tax expense	$(54,905)	$(5,783)	$(11,646)

The following table provides a reconciliation of the federal statutory tax at 35% to the recorded tax (expense) benefit for the years ended December 31, 2013, 2012 and 2011, respectively:

	2013	2012	2011
Computed federal income taxes at the statutory rate (Expense) benefit in tax resulting from:	$(73,950)	$(8,117)	$(4,241)
State income taxes (net of federal benefit)	(12.883)	(864)	(2,101)
Other	178	167	(588)
Stock-based compensation	(44)	(35)	(32)
Valuation allowance	1,900	3,066	(4,684)
Crest examination settlement	29,894	—	—

Total income tax expense	$(54,905)	$(5,783)	$(11,646)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

11. INCOME TAXES (Continued)

The Company accounts for income taxes under the asset-liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided when it is “more likely than not” that the benefits of existing deferred tax assets will not be realized in a future period. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012, respectively, are as follows:

	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$88,963	$81,033
Property, plant and equipment	—	—
Reserves and accruals	11,190	10,862
Intangibles and goodwill	6,623	2,037
Fair value on interest rate swaps	2,353	4,010
Pension liability	1,738	3,334
Allowance for doubtful accounts	2,545	2,561
Alternative minimum tax carry forward	5,069	2,261
Other	1,255	614

Total deferred tax assets	119,736	106,712
Valuation allowance	—	(1,900)

Deferred tax assets after valuation allowance	119,736	104,812

Deferred tax liabilities:
Debt issuance costs	(3,376)	(4,651)
Crest outside tax basis difference	—	(18,660)
Property, plant and equipment	(21,631)	(4,151)
AWN Investment	(72,013)	—

Total deferred tax liabilities	(97,020)	(27,462)

Net deferred tax asset	$22,716	$77,350

As of December 31, 2013 and 2012, the Company recorded a valuation allowance of $0 and $1,900, respectively. During the year ended December 31, 2013 and 2012, the Company recorded a change in valuation allowance of ($1,900) and ($3,600), respectively. As of December 31, 2013, the Company has available federal and state alternative minimum tax credits of $4,798 and $417, respectively, which have no expiration dates. As of December 31, 2013, the Company has unused acquired and generated federal and state net operating loss carry forwards of $224,393 and $199,645, respectively, which have various expiration dates beginning in 2019 through 2033.

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

In 2008, the Company acquired Crest. In June 2009, the IRS commenced an audit of Crest’s tax returns for the years ended December 31, 2006, December 31, 2007 and October 30, 2008. In April and November of 2010, the IRS issued Notices of Proposed Adjustment (“NOPAs”) with respect to the 2006, 2007 and 2008 taxable years of Crest. The NOPAs assess the Company for additional taxable income on cancellation of debt and related attribute reduction, for accuracy related penalties and for adjustments to the tax treatment of optical cables, fibers and related conduit. In accordance with the guidance in ASC 740 in the second quarter of 2010, the Company recorded $29,678 in additional income tax expense and $2,781 receivable pending resolution of the matter. The Company did not recognize any interest or penalties on the deferred tax liability. During June 2013, the Company received a “no change” letter from the IRS covering all of the issues and tax years of Crest. As a result, the Company reversed the prior recorded items and recognized a tax benefit of $29,894 during the quarter ending June 30, 2013.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

11. INCOME TAXES (Continued)

The Company files either consolidated income tax returns or tax returns of certain subsidiaries in many state jurisdictions. As of December 31, 2013, the Company is not under examination by any income tax jurisdiction. The Company is no longer subject to examination for years prior to 2010.

The Company accounts for income tax uncertainties using a threshold of “more-likely-than-not” in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”). As of December 31, 2013, the Company has reviewed all of its tax filings and positions taken on its returns and has not identified any material current or future effect on its consolidated results of operations, cash flows or financial position. As such, the Company has not recorded any tax, penalties or interest on tax uncertainties. It is Company policy to record any interest on tax uncertainties as a component of income tax expense.

12. EARNINGS PER SHARE

Earnings per share are based on weighted average number of shares of common stock and dilutive potential common shares equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. The Company includes dilutive stock options based on the “treasury stock method.” Excluded from the calculation were options and SSARs totaling 24 and 311 which were out-of-the-money and therefore anti-dilutive at December 31, 2013 and 2012, respectively. Also excluded from the calculation were shares related to the Company’s 5.75% Notes which were anti-dilutive for the twelve month periods ended December 31, 2012 and 2011, and shares related to the Company’s 6.25% Notes which were anti-dilutive for the twelve month periods ended December 31, 2012 and 2011. However, for the twelve months ended December 31, 2013, the 6.25% Notes are included in diluted earnings per share. The Company uses the “if converted” method in calculating the diluted earnings per share effect of the assumed conversion of the contingently convertible debt. Under the “if converted” method, the after tax effect of interest expense related to the convertible securities is added back to net income and the convertible debt is assumed to have been converted into common stock at the earlier of the debt issuance date or the beginning of the period.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Net income applicable to common shares	$156,381	$17,409	$472
Tax-effected interest expense attributable to convertible notes	5,813	—	—

Net income assuming dilution	$162,194	$17,409	$472

Weighted average common shares outstanding:
Basic shares	47,092	45,553	45,103
Effect of stock-based compensation	530	325	314
Effect of 6.25% convertible notes	11,485	—	—

Diluted shares	59,107	45,878	45,417

Earnings per share:
Basic	$3.32	$0.38	$0.01

Diluted	$2.74	$0.38	$0.01

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

13. STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, ACS, through the Compensation and Personnel Committee of its Board of Directors, may grant stock options, restricted stock, stock appreciation rights and other awards to officers, employees, consultants, and non-employee directors. Upon the effective date of the Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan (“2011 Incentive Award Plan”), the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan and the ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan, (together the “Prior Plans”) were retired. All future awards will be granted from the 2011 Incentive Award Plan. The Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan (“2012 ESPP”) was approved by the Company’s shareholders in June 2012 and the ACS 1999 Employee Stock Purchase Plan (“1999 ESPP”) was retired on June 30, 2012. References to “stock incentive plans” include, as applicable, the 2011 Incentive Award Plan, the 2012 ESPP, the 1999 ESPP and the Prior Plans. An aggregate of 15,210 shares of the Company’s common stock have been authorized for issuance under its stock incentive plans.

2011 Incentive Award Plan

On June 10, 2011, ACS shareholders approved the 2011 Incentive Award Plan which terminates in 2021. Following termination, all shares granted under this plan, prior to termination, will continue to vest under the terms of the grant when awarded. All remaining unencumbered shares of common stock previously allocated to the Prior Plans were transferred to the 2011 Incentive Award Plan. In addition, to the extent that any outstanding awards under the Prior Plans are forfeited or expire or such awards are settled in cash, such shares will again be available for future grants under the 2011 Incentive Award Plan. The Company grants Restricted Stock Units and Performance Stock Units as the primary equity based incentive for executive and certain non-union represented employees.

Stock-Settled Stock Appreciation Rights and Stock Options

SSARs were issued to certain former named executive officers in 2008 and 2009. The SSARs vested ratably through April 2011 and had a term of five years. All SSARs have fully vested and have been exercised or expired as of December 2013. No SSARs have been issued since 2009 and no stock options have been granted to employees since 2005. There were no proceeds from the exercise of stock options for the year ended December 31, 2013.

The following table summarizes the SSAR and stock option activity for the year ended December 31, 2013.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding, December 31, 2012	311	$8.66
Granted	—	—
Exercised	—	—
Canceled or expired	(287)	8.93

Outstanding at December 31, 2013	24	5.36	0.57	$—

Exercisable at December 31, 2013	24	$5.36	0.57	—

Restricted Stock Units, Long-term Incentive Awards and Non-employee Director Stock Compensation

Restricted Stock Units (“RSU”) issued prior to December 31, 2010 vest ratably over three, four or five years, RSUs issued in 2011 vest ratably over three years, and RSUs granted in 2012 vest in one year or ratably over three years. Long-term incentive awards (“LTIP”) were granted to executive management annually through 2010. The LTIP awards cliff vest in five years with accelerated vesting in three years if cumulative three year profitability criteria are met. Since January 2008, the Company has maintained a policy which requires that non-employee directors receive a portion of their annual retainer in the form of ACS stock. Non-employee director stock compensation vests when granted. The directors make an annual election on whether to have the stock issued or to have it deferred.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

13. STOCK INCENTIVE PLANS (Continued)

The following table summarizes the RSU, LTIP and non-employee director stock compensation activity for the year ended December 31, 2013:

	Number of Shares	Weighted Average Fair Value
Nonvested at December 31, 2012	1,292	$5.38
Granted	740	1.91
Vested	(1,032)	4.42
Canceled or expired	(54)	6.55

Nonvested at December 31, 2013	946	$3.58

Performance Based Units

PSUs vest ratably over three years beginning at the grant date, subject to certain Company financial targets being met and approval of the Compensation and Personnel Committee of the Board of Directors.

The following table summarizes PSU activity for the year ended December 31, 2013:

	Number of Shares	Weighted Average Fair Value
Nonvested at December 31, 2012	764	$4.09
Granted	846	1.65
Vested	(282)	2.67
Canceled or expired	(144)	1.98

Nonvested at December 31, 2013	1,184	$2.94

Valuation Assumptions

Assumptions used for valuation of equity instruments awarded during the twelve months ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Restricted stock:
Risk free rate	0.03% - 0.18%	0.18% - 0.42%	0% - 8.48%
Quarterly dividend	$—	$0.00 - $0.05	$0.05 -0.215
Expected, per annum, forfeiture rate	0% - 9%	9%	0% - 9%

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

13. STOCK INCENTIVE PLANS (Continued)

Selected Information on Equity Instruments and Share-Based Compensation

Selected information on equity instruments and share-based compensation under the plan for the years ended December 31, 2013, 2012 and 2011 follows:

	Years Ended December 31,
	2013	2012	2011
Total compensation cost for share-based payments	$2,860	$3,550	$3,888
Weighted average grant-date fair value of equity instruments granted	$1.77	$2.65	$7.55
Total fair value of shares vested during the period	$5,011	$2,608	$4,330
Total intrinsic value of options exercised	$—	$—	$1,930
Unamortized share-based payments	$1,748	$1,958	$3,886
Weighted average period in years to be recognized as expense	1.75	1.23	2.70

The Company purchases from shares authorized under the 2011 Incentive Award Plan, sufficient vested shares to cover employee payroll tax withholding requirements upon the vesting of restricted stock. From time to time the Company also purchases sufficient vested shares to cover employee payroll tax withholding requirements at the aggregate exercise price upon exercise of options. The Company expects to repurchase approximately 329 shares in 2014. This amount is based upon an estimation of the number of shares of restricted stock awards expected to vest and options expected to be exercised during 2014.

Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan

The Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan (“2012 ESPP”) was approved by the Company’s shareholders in June 2012 and replaced the Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan, as amended (“1999 ESPP”). The 2012 ESPP will terminate upon the earlier of (i) the last exercise date prior to the tenth anniversary of the adoption date, unless sooner terminated in accordance with the 2012 ESPP; or (ii) the date on which all purchase rights are exercised in connection with a change in ownership of the Company. The terms of the 2012 ESPP are similar to those of the 1999 ESPP. Under the terms of the 2012 ESPP, all ACS employees and all employees of designated subsidiaries generally will be eligible to participate in the 2012 ESPP, other than employees whose customary employment is not more than 20 hours per week and five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code. A participant in the 2012 ESPP will be granted a purchase right to acquire shares of common stock at six-month intervals on an ongoing basis, subject to the continuing availability of shares under the 2012 ESPP. Each participant may authorize periodic payroll deductions in any multiple of 1% (up to a maximum of 15%) of eligible compensation to be applied to the acquisition of common stock at semiannual intervals. The 2012 ESPP imposes certain limitations upon a participant’s rights to acquire common stock, including (i) purchase rights granted to a participant may not permit the individual to purchase more than $25 worth of common stock for each calendar year in which those purchase rights are outstanding at any time; (ii) purchase rights may not be granted to any individual if the individual would, immediately after the grant, own or hold outstanding options or other rights to purchase, stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or any of its subsidiaries; and (iii) no participant may purchase more than 10 shares of common stock during any six month offering period. The offering dates are January 1 and July 1 and the purchase dates are June 30 and December 31. The initial purchase date under the 2012 ESPP was December 31, 2012. Shares are purchased on the open market or issued from authorized but unissued shares on behalf of the participant on the purchase date. No participant will have any shareholder rights with respect to the shares covered by their purchase rights until the shares are actually purchased on the participant’s behalf. No adjustments will be made for dividends, distributions or other rights for which the record date is prior to the date of the actual purchase.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

13. STOCK INCENTIVE PLANS (Continued)

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

The following table provides additional information about the AEPF multi-employer pension plan.

Plan name	Alaska Electrical Pension Plan
Employer Identification Number	92-6005171
Pension plan number	001
Pension Protection Act zone status at the plan’s year-end:
December 31, 2013	Green
December 31, 2012	Green
Plan subject to funding improvement plan	No
Plan subject to rehabilitation plan	No
Employer subject to contribution surcharge	No
Company contributions to the plan for the year ended:		Greater than 5% of Total Contributions to the Plan
December 31, 2013	$ 9,174	Yes
December 31, 2012	$ 9,568	Yes
December 31, 2011	$ 9,065	Yes
Name and expiration date of collective bargaining agreements requiring contributions to the plan:
Collective Bargaining Agreement Between Alaska Communications Systems and Local Union 1547 IBEW	December 31, 2015
Outside Agreement Alaska Electrical Construction between Local Union 1547 IBEW and Alaska Chapter National Electrical Contractors Association Inc.	September 30, 2016
Inside Agreement Alaska Electrical Construction between Local Union 1547 IBEW and Alaska Chapter National Electrical Contractors Association Inc.	October 31, 2016
Special Agreement Providing for the Coverage of Certain Non-bargaining Unit Employees	December 31, 2015

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

14. RETIREMENT PLANS (Continued)

The Company can not accurately project any change in the plan status in future years given the uncertainty of economic conditions or the effect of actuarial valuations versus actual performance in the market. Minimum required future contributions to the AEPF are subject to the number of employees in each classification and/or base compensation of employees in future years.

Defined Contribution Plan

The Company provides a 401(k) retirement savings plan covering substantially all of its employees. The plan allows for discretionary contributions as determined by the Board of Directors, subject to Internal Revenue Code limitations. The Company made a $174, $123 and $128 matching contribution for 2013, 2012 and 2011 respectively.

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan (“Plan”) on September 1, 1999. Accrued benefits under the Plan were determined in accordance with the provisions of the CenturyTel Plan and upon completion of the transfer, covered employees ceased to accrue benefits under the CenturyTel Plan. On November 1, 2000, the Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPF. As a result of this amendment, prior service cost of $1,992 was recorded and has been amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company uses a December 31 measurement date for the Plan. The Plan is not adequately funded under ERISA at December 31, 2013. The Company contributed $360 to the Plan in 2013, $469 in 2012 and did not contribute in 2011. The Company plans to contribute approximately $898 to the Plan in 2014 and management is also estimating what additional contributions the Company may be required to make in subsequent years in the event the value of the Plan’s assets remains volatile or continue to decline.

The following is a calculation of the funded status of the ACS Retirement Plan using beginning and ending balances for 2013 and 2012 for the projected benefit obligation and the plan assets:

	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$16,609	$15,179
Interest cost	635	715
Actuarial (gain) loss	(954)	1,629
Benefits paid	(1,006)	(914)

Benefit obligation at end of year	15,284	16,609

Change in plan assets:
Fair value of plan assets at beginning of year	11,101	10,247
Actual return on plan assets	1,093	1,299
Employer contribution	360	469
Benefits paid	(1,006)	(914)

Fair value of plan assets at end of year	11,548	11,101

Funded status	$(3,736)	$(5,508)

The Plan’s projected benefit obligation equals its accumulated benefit obligation. The 2013 and 2012 liability balance of $3,736 and $5,508 respectively, is recorded on the “Consolidated Balance Sheets” in “Other long-term liabilities.”

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

14. RETIREMENT PLANS (Continued)

The following table presents the net periodic pension expense for the Plan for 2013, 2012 and 2011:

	2013	2012	2011
Interest cost	$635	$715	$742
Expected return on plan assets	(706)	(694)	(852)
Amortization of loss	788	797	686

Net periodic pension expense	$717	$818	$576

In 2014, the Company expects amortization of net gains and losses of $535.

	2013	2012
Loss recognized as a component of accumulated other comprehensive loss:	$3,799	$5,928

The assumptions used to account for the Plan as of December 31, 2013 and 2012 are as follows:

	2013	2012
Discount rate for benefit obligation	4.49%	3.97%
Discount rate for pension expense	3.97%	4.86%
Expected long-term rate of return on assets	6.53%	6.87%
Rate of compensation increase	0.00%	0.00%

The discount rate for December 31, 2013 and 2012 was calculated using a proprietary yield curve based on above median AA rated corporate bonds. The expected long-term rate-of-return on assets rate is the best estimate of future expected return for the asset pool, given the expected returns and allocation targets for the various classes of assets.

Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the Plan:

Asset Category	Minimum	Maximum
Equity securities	0%	80%
Fixed income	0%	50%
Cash equivalents	0%	100%

The Plan’s asset allocations at December 31, 2013 and 2012 by asset category are as follows:

Asset Category	2013	2012
Equity securities*	62%	61%
Debt securities*	37%	39%
Other/Cash	1%	0%

*	May include mutual funds comprised of both stocks and bonds.

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

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

14. RETIREMENT PLANS (Continued)

The following table presents major categories of plan assets as of December 31, 2013, and inputs and valuation techniques used to measure the fair value of plan assets regarding the ACS Retirement Plan:

	Fair Value Measurement at Reporting Date Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Money market/cash	$104	$104	$—	$—
Equity Securities (Investment Funds)*
International Growth	1,755	1,755	—	—
U.S. Small CAP	905	905	—	—
U.S. Medium CAP	887	887	—	—
U.S. Large CAP	3,637	3,637	—	—
Debt Securities (Investment Funds)*
Certificate of Deposits	2,211	2,211	—	—
Fixed Income	2,049	2,049	—	—

	$11,548	$11,548	$—	$—

*	May include mutual funds comprised of both stocks and bonds.

The benefits expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

2014	$1,028
2015	1,061
2016	1,000
2017	1,041
2018	1,059
2019-2023	5,307

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

The Company uses the projected unit credit method for the determination of post-retirement health cost for financial reporting and funding purposes and complies with the funding requirements under ERISA. No contribution was made to The ACS Health Plan for 2013, 2012 or 2011, and no contribution is expected in 2014. The Company uses a December 31 measurement date for the plan.

The fundamental investment objective of the plan is to realize an annual total investment return consistent with the conservative risk tolerance plan dictated by the Company. The investment profile of the plan emphasizes liquidity and income, some capital stock investment and some fluctuation of investment return. It is anticipated that the investment manager will achieve this objective by investing the account’s assets in mutual funds. The portfolio may hold common stock, fixed income securities, money market instruments and U.S. Treasury obligations. On December 31, 2013, the plan was underfunded by $90 with plan assets of $177. The net periodic post-retirement income / (cost) for 2013 was ($5).

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

15. BUSINESS SEGMENTS

The Company operates its business under a single reportable segment. Effective in the first quarter of 2012, the Company changed its operational focus from a products-based business to a customer-focused business. The Company reassessed and reorganized its management and internal reporting structures and realigned its external financial reporting to support this change. The Company’s chief operating decision maker assesses the financial performance of the business as follows: (i) revenues are managed on the basis of specific customers and customer groups; (ii) costs are managed and assessed by function and generally support the organization across all customer groups or revenue streams; (iii) profitability is assessed at the consolidated level; and (iv) investment decisions and the assessment of existing assets are based on the support they provide to all revenue streams. Prior to 2012, the Company operated its business under two reportable segments – Wireline and Wireless. As a result of the Company’s reorganization of its reporting structure, segment information for 2011 has been restated to conform to the current single reportable segment.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

15. BUSINESS SEGMENTS (Continued)

The following table presents service and product revenues from external customers for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Service Revenue:
Business and Wholesale Customers
Voice	$22,947	$23,842	$25,613
Broadband	40,027	33,972	30,658
Other	7,659	7,385	6,668
Wholesale	30,047	33,393	33,001

Business and Wholesale service revenue	100,680	98,592	95,940

Consumer Customers
Voice	16,818	18,968	21,001
Broadband	22,108	18,398	17,011
Other	1,739	1,386	1,062

Consumer service revenue	40,665	38,752	39,074
Total Service Revenue	141,345	137,344	135,014

Growth in Service Revenue	2.9%	1.7%
Growth in Broadband Service Revenue	18.6%	9.9%
Other Revenue:
Equipment Sales	2,083	3,021	1,458
Access	37,033	40,250	38,321
High Cost Support	18,776	20,223	21,103
Total Service and Other Revenue	199,237	200,838	195,896
Growth in Service and Other Revenue	-0.8%	2.5%
Growth excluding equipment sales	-0.3%	1.7%
Wireless Revenue:
Business and Consumer retail service revenue	71,197	73,845	74,481
Equipment sales	4,847	6,015	5,665
Other	5,049	4,281	4,257
AWN Related:
Foreign Roaming	40,029	55,105	38,934
Wireless Backhaul	6,035	6,897	3,210
CETC	21,018	20,733	26,871
Amortization of deferred AWN capacity revenue	1,512	—	—
Total AWN Related	68,594	82,735	69,015

Total Wireless and AWN Related Revenue	149,687	166,876	153,418

Total Revenue	$348,924	$367,714	$349,314

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2013, 2012 and 2011

(In Thousands, Except Per Share Amounts)

15. BUSINESS SEGMENTS (Continued)

Verizon, the Company’s primary roaming partner outside of Alaska and a customer for which it provides roaming services in Alaska, accounted for 13.6%, 16.4% and 12.7% of consolidated revenues in 2013, 2012 and 2011, respectively.

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

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $3,499 at December 31, 2013 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

17. SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Quarterly Financial Data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Operating revenues	$91,059	$97,757	$83,841	$76,267
Gross Profit	55,612	60,553	39,121	30,356
Operating income	16,142	20,851	215,723	690
Net income (loss)	3,468	37,694	119,907	(4,688)
Net income (loss) per share:
Basic	0.08	0.81	2.54	(0.10)
Diluted	0.07	0.80	2.05	(0.10)
2012
Operating revenues	$85,947	$90,012	$96,750	$95,005
Gross Profit	$50,785	$49,918	$60,404	$58,207
Operating income	12,068	7,759	24,639	18,828
Net income (loss)	1,129	(787)	8,244	8,823
Net income (loss) per share:
Basic	0.02	(0.02)	0.18	0.19
Diluted	0.02	(0.02)	0.17	0.18

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

Financial Statements

December  31, 2013

(With Report of Independent Registered Public Accounting Firm)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Members

The Alaska Wireless Network, LLC

We have audited the accompanying balance sheet of The Alaska Wireless Network, LLC (a Delaware Limited Liability Company) (the “Company”) as of December 31, 2013, and the related statements of income, members’ equity, and cash flows for the period from July 23, 2013 through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Alaska Wireless Network, LLC as of December 31, 2013, and the results of its operations and its cash flows for the period from July 23, 2013 through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORTON LLP

Seattle, Washington

March 26, 2014

Grant Thorton LLP

U.S. member firm of Grant Thornton International Ltd

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

BALANCE SHEET

December 31, 2013

(Amounts in thousands)

ASSETS
Current assets:
Cash	$3,527
Receivables from related parties	100,549
Receivables from non-related parties	14,225

Total receivables	114,774
Prepaid expenses	1,309
Other current assets	71

Total current assets	119,681
Property and equipment in service, net of depreciation	191,805
Construction in progress	32,959

Net property and equipment	224,764

Goodwill	155,445
Wireless licenses	91,400
Rights to use capacity, net of amortization of $1,221 at December 31, 2013	54,185
Future capacity	15,313
Software licenses, net of amortization of $8,474 at December 31, 2013	7,877
Other assets	929

Total other assets	325,149

Total assets	$669,594

(Continued)

The accompanying notes are an integral part of these financial statements.

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

BALANCE SHEET

December 31, 2013

(Amounts in thousands)

(Continued)

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable to related parties	$62,155
Accounts payable to non-related parties	7,862
Deferred revenues	1,996
Accrued liabilities	229

Total current liabilities	72,242
Line of credit from GCI Holdings, Inc.	3,874
Asset retirement obligations	14,792
Other liabilities	1,904

Total liabilities	92,812
Commitments and contingencies
Members’ equity	576,782

Total liabilities and members’ equity	$669,594

The accompanying notes are an integral part of these financial statements.

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

INCOME STATEMENT

For the period July 23, 2013 to December 31, 2013

(Amounts in thousands)

Revenues:
Related parties	$71,732
Non-related parties	47,186

Total revenues	118,918
Cost of goods sold (exclusive of depreciation and amortization shown separately below):
Related parties	3,867
Non-related parties	28,850

Total cost of goods sold	32,717
Selling, general and administrative expenses:
Related parties	8,100
Non-related parties	2,380

Total selling, general and administrative expenses	10,480
Depreciation and amortization expense	19,178

Operating income	56,543
Interest expense to related party (including amortization of deferred loan fees)	201

Net income	$56,342

The accompanying notes are an integral part of these financial statements.

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

STATEMENT OF MEMBERS’ EQUITY

For the period July 23, 2013 to December 31, 2013

(Amounts in thousands)

	Members’ Capital Accounts	Allocable Earnings	Total
Balances at July 23, 2013	$—	—	—
Net income	—	56,342	56,342
Contributions from members	574,418	—	574,418
Distributions to members	—	(53,978)	(53,978)
Allocation to members of income in excess of distributions	2,364	(2,364)	—

Balances at December 31, 2013	$576,782	—	576,782

The accompanying notes are an integral part of these financial statements.

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI, Inc.)

STATEMENT OF CASH FLOWS

For the period July 23, 2013 to December 31, 2013

(Amounts in thousands)

Cash flows from operating activities:
Net income	$56,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	19,178
Other noncash income and expense items	425
Changes in operating assets and liabilities, net of amounts acquired:
Receivables from non-related parties	(14,225)
Receivables from related parties	(57,335)
Prepaid expenses	(1,309)
Other current assets	(71)
Other assets	95
Accounts payable to non-related parties	5,989
Accounts payable to related parties	26,060
Accrued liabilities	229
Deferred revenues	1,996
Other liabilities	1,192

Net cash provided by operating activities	38,566
Cash flows from investing activities:
Purchases of property and equipment	(18,533)
Purchases of software licenses and other assets	(1,662)

Net cash used in investing activities	(20,195)
Cash flows from financing activities:
Distribution to members	(17,844)
Borrowing from GCI Holdings, Inc.	3,000

Net cash used in financing activities	(14,844)

Net increase in cash and cash equivalents	3,527
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$3,527

Supplemental non-cash transactions:
Net assets and liabilities transferred from members	$574,418
Asset retirement obligation additions to property and equipment	$116
Non-cash additions of property and equipment	$1,873
Non-cash distributions to members	$36,134

The accompanying notes are an integral part of these financial statements.

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

(1)	Business and Summary of Significant Accounting Principles

In the following discussion, The Alaska Wireless Network, LLC (“AWN”) is referred to as “we,” “us” and “our.”

(a)	Description of the Business

AWN was formed June 5, 2012 as a Delaware limited liability company, and as a majority owned subsidiary of GCI Wireless Holdings, LLC (a wholly owned subsidiary of General Communication, Inc. (“GCI”)). As a result of the acquisition described below, GCI Wireless Holdings, LLC owns two-thirds and Alaska Communications Systems Group, Inc. (“ACS”) owns one-third of AWN.

We began operations on July 23, 2013, and offer the following services:

•	Wholesale wireless services to GCI and ACS

•	Wireless roaming for other wireless carriers

•	Backhaul for other wireless carriers

(b)	Acquisition

Effective July 23, 2013, we closed the transactions under the Asset Purchase and Contribution Agreement (“Wireless Agreement”) entered into on June 4, 2012 by and among ACS, GCI, ACS Wireless, Inc., a wholly owned subsidiary of ACS, GCI Wireless Holdings, LLC, a wholly owned subsidiary of GCI, and AWN, pursuant to which the parties agreed to contribute the respective wireless network assets of GCI, ACS and their affiliates to AWN. AWN provides wholesale services to GCI and ACS. GCI and ACS use the AWN network to sell services to their respective retail customers. GCI and ACS continue to compete against each other and other wireless providers in the retail wireless market.

Under the terms of the Wireless Agreement, GCI contributed $291.4 million in net assets consisting of its wireless network assets and certain rights to use capacity to AWN. Additionally, ACS contributed its wireless network assets and certain rights to use capacity to AWN. As consideration for the contributed business assets and liabilities, ACS received $100.0 million in cash from GCI, a one-third ownership interest in AWN and entitlements to receive preferential cash distributions totaling $190.0 million over the first four years of AWN’s operations (“Preference Period”) contingent on the future cash flows of AWN. The preferential cash distribution is cumulative and may be paid beyond the Preference Period until the entire $190.0 million is paid. We believe ACS’s preferential cash distributions are expected to be higher than that which they would receive from their one-third interest. GCI received a two-third ownership interest in AWN, as well as entitlements to receive all remaining cash distributions after ACS’s preferential cash distributions during the Preference Period. The distributions to each member are subject to adjustment based on the number of ACS and GCI wireless subscribers, with the aggregate adjustment capped at $21.8 million for each member over the Preference Period.

During the Preference Period net income is allocated to GCI and ACS based on their proportion of distributions up to the total distributions, as defined by AWN, during the period. Net income greater than the total distributions is allocated based on each member’s proportional ownership interests. Following the Preference Period, GCI and ACS will receive distributions proportional to their ownership interests.

We accounted for the assets and liabilities contributed by ACS at estimated fair values as of July 23, 2013, using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 850, Business Combinations. We used a combination of the discounted cash flows and market method to value the wireless licenses. We used the cost approach to value the acquired fixed assets and rights to use capacity assets. We used a discounted cash flow method to determine the fair value of ACS’s member equity. The assets and liabilities contributed to us by GCI were measured at their carrying amount immediately prior to the contribution as GCI is maintaining control over the assets and liabilities. GCI’s initial member equity is the carrying amount of GCI’s contributed assets and liabilities.

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

We have not completed our analysis of the valuation, therefore, the amounts recorded and classifications used for the assets acquired, liabilities assumed and the fair value of ACS’s one-third ownership interest in AWN are provisional and subject to change. We will finalize the amounts recognized as we obtain the information necessary to complete our analysis. The following table summarizes the preliminary purchase price and the estimated fair value of ACS’s assets acquired and liabilities assumed, effective July 23, 2013 (amounts in thousands):

Purchase price:
Cash consideration paid by GCI	$100,000
Fair value of the one-third ownership interest of AWN	267,642

Total purchase price	$367,642

Assets acquired and liabilities assumed:
Acquired assets
Current assets	$16,952
Property and equipment, including construction in progress	82,474
Goodwill	140,080
Wireless licenses	65,433
Rights to use capacity	52,636
Future capacity receivable	15,313
Other assets	765
Fair value of liabilities assumed	(6,011)

Total fair value of assets acquired and liabilities assumed	$367,642

Goodwill in the amount of $155.4 million was recorded as a result of the acquisition including $15.4 million in goodwill contributed by GCI. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is primarily the result of synergies expected from the combination.

(c)	Accounts Receivable from Non-related Parties and Allowance for Doubtful Receivables

Accounts receivable from non-related parties are recorded at the reported amount and do not bear interest. The allowance for doubtful receivables is our best estimate of the amount of probable credit losses in our existing accounts receivable from non-related parties. We base our estimates on the aging of our accounts receivable balances, financial health of customers, regional economic data, changes in our collections process and regulatory requirements. We review our allowance for doubtful receivables methodology at least annually. No allowance for doubtful receivables is recorded as of December 31, 2013.

Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

(d)	Property and Equipment

Property and equipment is stated at cost. Construction costs of facilities are capitalized. Construction in progress represents transmission equipment and support equipment and systems not placed in service on December 31, 2013, that management intends to place in service during 2014.

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Depreciation is computed using the straight-line method in the following ranges:

Asset Category	Asset Lives
Telephony transmission equipment and distribution facilities	5-20 years
Support equipment and systems	3-20 years
Buildings	25 years

Repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized. Accumulated depreciation is removed and gains or losses are recognized at the time of sales or other dispositions of property and equipment.

(e)	Intangible Assets and Goodwill

Goodwill and wireless licenses are not amortized. Wireless licenses represent the right to utilize certain radio frequency spectrum to provide wireless communications services. Goodwill represents the excess of cost over fair value of net assets acquired in connection with a business acquisition.

Under the terms of the Wireless Agreement, we acquired from ACS rights to use its network capacity and the associated maintenance on this network capacity for 20 years. We are amortizing this intangible asset over 20 years using the straight-line method. We also acquired from ACS the rights to use additional network capacity which we may draw down in the future. The applicable portion of the future capacity asset will be reclassified to the rights to use capacity asset when the capacity is placed into service and amortized using the straight-line method over the remaining 20 year period.

Software licenses are recognized at cost and are being amortized over a 5 year period using the straight-line method.

(f)	Impairment of Intangibles, Goodwill, and Long-lived Assets

Wireless license assets are treated as indefinite-lived intangible assets and are tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. We are allowed to assess qualitative factors (“Step Zero”) in our annual test over our indefinite-lived intangible assets other than goodwill.

Our goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. In our annual test of goodwill, we are allowed to use Step Zero to determine whether it is more likely than not that goodwill is impaired.

We completed our annual review of wireless license assets and goodwill as of October 31, 2013. No impairment charge was recorded for the period July 23, 2013 to December 31, 2013.

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of an asset group to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

(g)	Asset Retirement Obligations

We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred on the Balance Sheet if the fair value of the liability can be reasonably estimated. When the liability is initially recorded, we capitalize a cost by increasing the carrying amount of the related long-lived asset. In periods subsequent to initial measurement, period-to-period changes in the liability for an asset retirement obligation resulting from revisions to either the timing or the amount of the original estimate of undiscounted cash flows are recognized. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

The majority of our asset retirement obligations are the estimated cost to remove telephony transmission equipment and support equipment from leased property. Following is a reconciliation of the beginning and ending aggregate carrying amounts of our liability for asset retirement obligations (amounts in thousands):

Balance at July 23, 2013	$14,408
Liability incurred	116
Accretion expense	270
Liability settled	(2)

Balance at December 31, 2013	$14,792

During the period July 23, 2013 to December 31, 2013, we recorded additional capitalized costs of $0.1 million in Property and Equipment in Service, Net of Depreciation.

(h)	Revenue Recognition

All revenues are recognized when the earnings process is complete. If requested by GCI and ACS we pay cash incentives to them when wireless handsets are sold to their respective retail customers. During the period July 23, 2013 to December 31, 2013, and in accordance with the Facilities and Network Use Agreement dated as of July 22, 2013 by and among AWN, ACS, GCI, ACS Wireless, Inc., and GCI Wireless Holdings, LLC (“FNUA”), GCI waived the right to request a cash incentive for wireless handsets sold to their retail customers. During this period we recorded incentives of $6.8 million as an offset to Revenues—Related Parties.

Revenues generated from wireless service usage and plan fees are recognized when the services are provided. Plan fees and usage are self-reported to us by our carriers, GCI and ACS, and we recognize carrier plan fees as set out in agreements with GCI and ACS.

As Eligible Telecommunications Carriers (“ETCs”), GCI and ACS receive high cost support from the Universal Service Fund (“USF”) to support the provision of wireless service in high cost areas, and this support is passed through to us. In 2011 the Federal Communications Commission (“FCC”) published a final rule to reform the methodology for, among others, distributing USF high cost support for voice and broadband services (“High Cost Order”).

Remote High Cost Support

The High Cost Order mandated that as of January 1, 2012, the annual available Remote high cost support is based upon the 2011 support disbursed to Competitive Eligible Telecommunications Carriers (“CETCs”) (“Statewide Support Cap”) providing supported services in Remote Alaska, except AT&T. On January 1, 2012, the per-line rates paid in the Remote areas were frozen by the USF and cannot exceed $250 per line per month on a study area basis. Line count growth that causes support to exceed the Statewide Support Cap triggers a pro rata support payment reduction to all subject Alaska CETCs until the support is reduced to the Statewide Support Cap amount.

Remote support is based on line counts until the later of June 30, 2014, or the last full month prior to the implementation of a successor funding mechanism. If a successor funding mechanism is operational on July 1, 2014, a 20% annual phase down will commence decreasing support 20% each annual period until no support is paid starting July 1, 2018. If a successor funding mechanism is not operational on July 1, 2014, the phase down will not begin and the subject CETCs will continue to receive per-line based support (subject to the Statewide Support Cap) until a successor funding mechanism is operational. A subject CETC may not receive both phase down support and support from a successor funding mechanism; one program or the other must be selected. At December 31, 2013, we believe implementation of a successor funding mechanism prior to January 2015 is unlikely.

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

We accrue estimated program revenue based on current line counts and the frozen per-line rates, reduced as needed by our estimate of the impact of the Statewide Support Cap. When determining the estimated program revenue accrual, we also consider our assessment of the impact of current FCC regulations and of the potential outcome of FCC proceedings. Our estimated accrued revenue is subject to our judgment regarding the outcome of many variables and is subject to upward or downward adjustment in subsequent periods.

Urban High Cost Support

The High Cost Order mandated that Urban high cost support payments were frozen at the monthly average of the subject CETC’s 2011 annual support. Urban high cost support is not dependent upon line counts. A 20% annual phase down commenced July 1, 2012, decreasing support 20% each annual period until no support is paid starting July 1, 2016. If a successor funding mechanism is not operational on July 1, 2014, the phase down will stop at 60% and the subject CETCs will continue to receive annual support payments at the 60% level until a successor funding mechanism is operational. At December 31, 2013, we believe implementation of a successor funding mechanism prior to January 2015 is unlikely and the amount of revenue recognized has been adjusted accordingly.

We apply the proportional performance revenue recognition method to account for the impact of the declining payments while our level of service provided and associated costs remain constant. Included in the calculation are the scheduled Urban high cost support payments from October 2011 through January 2017. An equal amount of this result is recognized as Urban support revenue each period.

For both Remote and Urban high cost support revenue, our ability to collect our accrued USF support is contingent upon continuation of the USF program and upon GCI’s and ACS’s eligibility to participate in that program, which is subject to change by future regulatory, legislative or judicial actions. We adjust revenue and the account receivable in the period the FCC makes a program change, or we assess the likelihood that such a change has increased or decreased revenue. We do not recognize revenue related to a particular service area until GCI’s and ACS’s ETC status has been approved by the Regulatory Commission of Alaska.

We recorded high cost support revenue under the USF program of $23.9 million for the period July 23, 2013 to December 31, 2013. At December 31, 2013, we have $40.6 million and $0.2 million in Remote and Urban high cost accounts receivable, respectively.

(i)	Leases

Scheduled operating lease rent increases are amortized over the expected lease term on a straight-line basis. Rent holidays are recognized on a straight-line basis over the operating lease term (including any rent holiday period).

Leasehold improvements are amortized over the shorter of their economic lives or the lease term. We may amortize a leasehold improvement over a term that includes assumption of a lease renewal if the renewal is reasonably assured. Leasehold improvements that are placed in service significantly after and are not contemplated at or near the beginning of the lease term are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements made by us and funded by landlord incentives or allowances under an operating lease are recorded as deferred rent and amortized as reductions to lease expense over the lease term.

(j)	Comprehensive Income

Total comprehensive income was equal to net income during the period from July 23, 2013 to December 31, 2013.

(k)	Interest Expense

Material interest costs incurred during the construction period of non-software capital projects are capitalized. Interest costs incurred during the development period of a software capital project are capitalized. Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. We capitalized interest costs of $49,000 during the period July 23, 2013 to December 31, 2013.

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

(l)	Income Taxes

We are organized as a limited liability corporation; therefore, all items of income, deduction, gain and loss pass through to our members. Accordingly, no provision for current or deferred income taxes has been made in the financial statements.

We account for uncertain tax positions under the provisions of ASC 740, Income Taxes, which requires us to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We had no unrecognized tax benefits, penalties, or interest as of December 31, 2013. The tax year 2013 remains open to examination by major taxing jurisdictions to which we are subject.

(m)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the allowance for doubtful receivables, unbilled revenues, accrual of the USF high cost Remote area program support, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill and wireless licenses, purchase price allocations, deferred lease expense, asset retirement obligations, the accrual of Cost of Goods Sold, depreciation and the accrual of contingencies and litigation. Actual results could differ from those estimates.

(n)	Concentrations of Risk

Financial instruments that potentially subject us to concentrations of risk are primarily cash and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments. At December 31, 2013, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments. At December 31, 2013 cash balances were in excess of Federal Deposit Insurance Corporation insured limits.

We have the following major customers:

Customer	Percent of Total Revenues
Verizon	26%
GCI	37%
ACS	23%

ACS and GCI are both members of AWN and are contractually required to purchase our wholesale wireless services for their customers. We provide roaming services for Verizon. Verizon has been developing their Alaskan Long Term Evolution network and the service provided over their network is limited to data only. We expect Verizon legacy CDMA voice roaming to continue with us. We anticipate a reduction in the roaming revenues received from Verizon as they continue to build out their network, offset in part by an increase in backhaul revenue.

We also depend on a limited number of suppliers for roaming services outside Alaska. Our operating results could be adversely affected if these suppliers experience financial or credit difficulties, service interruptions, or other problems.

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

All services provided by us are in Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska.

(o)	Guarantees

Certain of our customers have guaranteed levels of service. If an interruption in service occurs we do not recognize revenue that will be refunded to the customer or not billed to the customer due to these service level agreements.

(p)	Recently Issued Accounting Pronouncements

There were various updates recently issued which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to have a material impact on our financial position, results of operations or cash flows.

(2)	Net Property and Equipment in Service

Net property and equipment in service consists of the following at December 31, 2013 (amounts in thousands):

Land and buildings	$521
Telephony transmission equipment and distribution facilities	255,991
Support equipment and systems	7,060

263,572
Less accumulated depreciation	71,767

Net property and equipment in service	$191,805

GCI and ACS contributed wireless facilities that may be redundant; therefore, we expect to complete an analysis of our wireless facilities to rationalize our combined network and have recorded a $7.6 million reserve against our telephony transmission equipment and distribution facilities.

(3)	Intangible Assets and Goodwill

As of October 31, 2013, wireless licenses and goodwill were evaluated for impairment based on qualitative factors. These intangible assets were determined not to be impaired at December 31, 2013. The remaining useful lives of our wireless licenses and goodwill were evaluated as of October 31, 2013, and events and circumstances continue to support an indefinite useful life.

There are no indicators of impairment of our rights to use capacity asset or software licenses as of December 31, 2013.

Changes in Goodwill and intangible assets are as follows (amounts in thousands):

	Goodwill	Software Licenses	Rights to Use
Balances at July 23, 2013	$—	—	—
Additions from AWN acquisition	155,445	7,464	55,406
Asset additions	—	1,708	—
Less amortization expense	—	(1,295)	(1,221)

Balances at December 31, 2013	$155,445	7,877	54,185

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Amortization expense for our rights to use capacity asset and software licenses for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2014	$5,386
2015	4,772
2016	3,891
2017	3,132
2018	2,896

(4)	Long-Term Debt

We have a $50.0 million line of credit from GCI Holdings, Inc., a wholly owned subsidiary of GCI, with an outstanding balance of $3.9 million at December 31, 2013. Outstanding obligations are due starting July 22, 2017 with the full balance due on July 22, 2021. The line of credit bears an interest rate of London Interbank Offered Rate plus the per annum interest rate margin being paid by GCI Holdings, Inc. As of December 31, 2013, the interest rate was 3.0%.

Maturities of the line of credit as of December 31, 2013 are as follows (amounts in thousands):

Years ending December 31,
2014	$—
2015	—
2016	—
2017	484
2018	968
2019 and thereafter	2,422

Total line of credit from GCI Holdings, Inc.	$3,874

(5)	Financial Instruments

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Our line of credit of $3.9 million outstanding with GCI Holdings, Inc. is estimated to approximate the carrying value because this instrument is subject to variable interest rates (Level 2). ACS’s future capacity construction obligation to us of $5.0 million recorded in future capacity on the Balance Sheet as of December 31, 2013, approximates fair value as it was recorded at fair value as of July 23, 2013.

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

(6)	Related Party Transactions

We have significant transactions with our two members, GCI and ACS. We provide wholesale services to GCI and ACS who use our network to sell services to their respective retail customers, receive from GCI and ACS their high cost support from USF and provide cash incentives when requested to GCI and ACS when wireless handsets are sold to their respective retail customers. During the period July 23, 2013 to December 31, 2013, and in accordance with the FNUA, GCI waived the right to request a cash incentive for wireless handsets sold to their retail customers. We share with GCI certain capacity provided by third party vendors for which we reimburse GCI and receive services from GCI. The following table summarizes the amounts received from and paid to related parties for the period July 23, 2013 to December 31, 2013 including amounts reimbursed by AWN to its members for services rendered by third parties, and the amounts receivable from and payable to related parties as of December 31, 2013 (amounts in thousands):

	GCI	ACS
Paid to	$16,195	19,795
Received in payments	8,817	21,167
Payable to	51,756	10,399
Receivable from	72,782	27,767

(7)	Member’s Equity

There is one class of membership interest in AWN. Under the terms of the First Amended and Restated Operating Agreement signed by ACS, GCI, ACS Wireless, and GCI Wireless Holdings, LLC (“Operating Agreement”), no member of AWN is liable for any of its debt, obligations or liabilities, except as provided for by law or in the Operating Agreement. A member cannot, unless otherwise provided for in the Operating Agreement, transfer all or any portion of its membership interest. No additional contributions beyond initial contributions are required of the members per the Operating Agreement.

During the Preference Period net income is allocated to GCI and ACS based on their proportion of distributions up to the total distributions, as defined by AWN, during the period. Net income greater than the total distributions is allocated based on each member’s proportional ownership interests. Following the Preference Period, GCI and ACS will receive distributions proportional to their ownership interests.

(8)	Commitments and Contingencies

Operating Leases

We primarily lease land for cell towers, space on cell towers, and urban rooftop space for cell sites. Many of our leases are for multiple years and contain renewal options. Rental costs under such arrangements amounted to $2.9 million for the period July 23, 2013 to December 31, 2013.

A summary of future minimum lease payments follows (amounts in thousands):

Years ending December 31:	Operating
2014	$3,810
2015	3,118
2016	2,425
2017	1,603
2018	880
2019 and thereafter	2,964

Total minimum lease payments	$14,800

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

The leases generally provide that we pay the taxes related to the leased assets. Several of our leases include renewal options, escalation clauses and immaterial amounts of contingent rent expense. We expect that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

(9)	Subsequent Events

On January 28, 2014, we drew an additional $5.0 million on our line of credit with GCI Holdings, Inc.

On February 3, 2014, we received a letter from ACS refusing to pay rates set by us for their 2014 services under the terms of the Facilities and Network Use Agreement dated as of July 22, 2013, by and among AWN, ACS, GCI Communication Corp., ACS Wireless, Inc. and GCI Wireless Holdings, LLC. until we remedied certain alleged breaches of our obligations under the Facilities and Network Use Agreement. We responded to this letter, demanding that ACS pay the rates set by us under the agreement and denying we have breached any terms of the agreement. The parties to this dispute have begun the dispute resolution process prescribed by the Arbitration Agreement entered into effective June 4, 2012, by and among ACS, GCI, AWN, ACS Wireless, Inc. and GCI Wireless Holdings, LLC.

On February 28, 2014, the FCC announced GCI’s winning bids in the Tribal Mobility Fund I auction for a $41.4 million grant to partially fund expansion of our 3G wireless network, or better, to locations in Alaska where we would not otherwise be able to construct within our return-on-investment requirements. GCI must file a long-form application with the FCC by April 4, 2014, which must be reviewed for final approval, before the award can be issued. By FCC order approving the AWN transaction, GCI must pass the auction proceeds through to AWN.

For the current reporting period, subsequent events were evaluated through March 26, 2014, which represents the date the financial statements were available to be issued.