Form 10-Q
period 2014-03-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2014-05-09
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 19, 2014, there were outstanding 49,377,244 shares of Common Stock, $.01 par value, of the registrant.

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 101.INS

Exhibit 101.SCH

Exhibit 101.CAL

Exhibit 101.DEF

Exhibit 101.LAB

Exhibit 101.PRE

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$31,920	$43,039
Restricted cash	467	467
Accounts receivable, non-affiliates, net	33,864	34,066
Materials and supplies	10,784	10,131
Prepayments and other current assets	7,413	7,300
Deferred income taxes	9,975	7,144

Total current assets	94,423	102,147

Property, plant and equipment	1,351,056	1,344,949
Less: accumulated depreciation and amortization	(999,300)	(992,936)

Property, plant and equipment, net	351,756	352,013

Goodwill	5,892	4,650
Debt issuance costs	6,226	6,929
Deferred income taxes	12,435	15,572
Equity method investments	262,130	266,972
Other assets	396	502

Total assets	$733,258	$748,785

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$4,798	$14,256
Accounts payable, accrued and other current liabilities, non-affiliates	51,170	55,475
Accounts payable, accrued and other current liabilities, affiliates, net	17,725	14,566
Advance billings and customer deposits	9,115	9,104

Total current liabilities	82,808	93,401

Long-term obligations, net of current portion	438,847	442,001
Other long-term liabilities	15,558	16,947
Deferred AWN capacity revenue, net of current portion	62,422	63,263

Total liabilities	599,635	615,612

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized; 49,375 issued and outstanding at March 31, 2014; 48,680 issued and outstanding at December 31, 2013	494	487
Additional paid in capital	152,258	152,193
Accumulated deficit	(14,283)	(13,898)
Accumulated other comprehensive loss	(4,846)	(5,609)

Total stockholders’ equity	133,623	133,173

Total liabilities and stockholders’ equity	$733,258	$748,785

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended March 31,
	2014	2013

Operating revenues:
Operating revenues, non-affiliates	$76,545	$90,996
Operating revenues, affiliates	1,786	63

Total operating revenues	78,331	91,059

Operating expenses:
Cost of services and sales, non-affiliates	30,058	35,319
Cost of services and sales, affiliates	14,760	128
Selling, general and administrative	24,595	26,797
Depreciation and amortization	8,790	12,632
Loss on disposal of assets, net	401	41
Earnings from equity method investments	(8,523)	—

Total operating expenses	70,081	74,917

Operating income	8,250	16,142

Other income and expense:
Interest expense	(8,857)	(10,029)
Interest income	8	10

Total other income and expense	(8,849)	(10,019)

(Loss) income before income tax benefit (expense)	(599)	6,123

Income tax benefit (expense)	214	(2,655)

Net (loss) income	(385)	3,468

Other comprehensive income:
Minimum pension liability adjustment	20	20
Income tax effect	(9)	(9)
Amortization of defined benefit plan loss	184	183
Income tax effect	(76)	(75)
Interest rate swap marked to fair value	485	441
Income tax effect	(199)	(181)
Reclassification of loss on ineffective hedge	607	430
Income tax effect	(249)	(177)

Total other comprehensive income	763	632

Total comprehensive income	$378	$4,100

Net (loss) income per share:
Basic	$(0.01)	$0.08

Diluted	$(0.01)	$0.07

Weighted average shares outstanding:
Basic	48,913	46,055

Diluted	48,913	46,563

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

Three Months Ended March 31, 2014

(Unaudited, In Thousands Except Per Share Amounts)

	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity

Balance, December 31, 2013	48,680	$487	$152,193	$(13,898)	$(5,609)	$133,173

Total comprehensive income (loss)	—	—	—	(385)	763	378

Stock compensation	—	—	653	—	—	653

Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(581)	—	—	(581)

Issuance of common stock, pursuant to stock plans, $.01 par	695	7	(7)	—	—	—

Balance, March 31, 2014	49,375	$494	$152,258	$(14,283)	$(4,846)	$133,623

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net (loss) income	$(385)	$3,468
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,790	12,632
Loss on disposal of assets	401	41
Unrealized gain on ineffective hedge	—	(420)
Amortization of debt issuance costs and debt discount	1,398	1,426
Amortization of ineffective hedge	607	430
Amortization of deferred AWN capacity revenue	(841)	—
Stock-based compensation	653	1,219
Deferred income tax (benefit) expense	(227)	2,655
Provision for uncollectible accounts	565	268
Cash distribution from equity method investments	8,523	—
Earnings from equity method investments	(8,523)	—
Other non-cash expense, net	(3)	40
Changes in operating assets and liabilities	2,868	3,809

Net cash provided by operating activities	13,826	25,568

Cash Flows from Investing Activities:
Capital expenditures	(7,164)	(5,968)
Capitalized interest	(738)	(483)
Change in unsettled capital expenditures	(7,186)	(3,151)
Non-cash acquisition, cash received	68	—
Proceeds on sale of assets	—	1,935
Return of capital from equity investment	4,010	—
Net change in restricted cash	—	(1)

Net cash used by investing activities	(11,010)	(7,668)

Cash Flows from Financing Activities:
Repayments of long-term debt	(13,354)	(15,015)
Payment of withholding taxes on stock-based compensation	(581)	(630)

Net cash used by financing activities	(13,935)	(15,645)

Change in cash and cash equivalents	(11,119)	2,255
Cash and cash equivalents, beginning of period	43,039	16,839

Cash and cash equivalents, end of period	$31,920	$19,094

Supplemental Cash Flow Data:
Interest paid	$6,562	$7,164
Income tax paid	$13	$—

Supplemental Non-cash Transactions:
Property acquired under capital leases	$44	$2
Additions to ARO asset	$214	$30
Non-cash acquisition purchase price, net of cash received	$1,850	$—

See Notes to the Condensed Consolidated Financial Statements

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

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position, comprehensive income and cash flows of Alaska Communications Systems Group, Inc. and the following wholly owned subsidiaries:

• Alaska Communications Systems Holdings, Inc. (“ACS Holdings”)	• Crest Communications Corporation (“Crest”)
• WCI Cable, Inc.

• ACS of Alaska, LLC (“ACSAK”)	• WCIC Hillsboro, LLC.

• ACS of the Northland, LLC (“ACSN”)	• Alaska Northstar Communications, LLC.

• ACS of Fairbanks, LLC (“ACSF”)	• WCI Lightpoint, LLC.

• ACS of Anchorage, LLC (“ACSA”)	• Worldnet Communications, Inc.

• ACS Wireless, Inc. (“ACSW”)	• Alaska Fiber Star, LLC.

• ACS Long Distance, LLC (“ACSLD”)	• TekMate, LLC

• ACS Internet, LLC (“ACSI”)

• ACS Messaging, Inc. (“ACSM”)

• ACS Cable Systems, LLC (“ACSC”)

In addition to the wholly owned subsidiaries, the Company has a one-third interest in Alaska Wireless Network, LLC (“AWN”) which is represented in the Company’s condensed consolidated financial statements as an equity method investment. The Company acquired a 49% interest in TekMate, LLC (“TekMate”), a leading managed information technology (“IT”) services firm in Alaska, on August 31, 2010; on January 31, 2014, the Company purchased the remaining 51% interest in TekMate. The Company believes this acquisition will further strengthen our capabilities to provide integrated IT and network managed services to our customers. TekMate is now a wholly owned subsidiary.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income and cash flows for all periods presented. The comprehensive income for the three months ended March 31, 2014, are not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2013 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations, balance sheet amounts, or cash flows.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes, including estimates of probable losses and expenses. Actual results could differ materially from those estimates.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

2.	ACQUISITION OF TEKMATE

The Company acquired a 49% interest in TekMate on August 31, 2010 for $2,060, and reported this 49% interest as an equity method investment on the Company’s Consolidated Balance Sheet.

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

The Company accounted for the purchase of the remaining 51% interest in TekMate at fair value using the acquisition method. The Company ceased to report TekMate as an equity method investment and consolidated its operations into Alaska Communications Systems Group, Inc. The fair value of the assets acquired and liabilities assumed are reported in the Company’s Condensed Consolidated Balance Sheet and the equity method investment of $831 at January 31, 2014 was eliminated. The following table is a preliminary estimate of the fair value of the assets acquired and liabilities assumed on January 31, 2014:

Current assets	$1,020
Non-current assets	$370
Current liabilities	$467
Non-current liabilities	$247
Net assets acquired and liabilities assumed	$676

The preliminary estimate of goodwill on the acquisition is as follows:

Consideration provided (including fair value of contingent consideration)	$1,087
Fair value of equity method investment	831

Total consideration	1,918

Fair value of assets acquired	1,390
Fair value of liabilities assumed	(714)

Total net assets	676

Goodwill	$1,242

In the period January 1, 2014 to January 31, 2014 TekMate’s earnings were $12 and they made $33 in cash distributions to the Company. At January 31, 2014, undistributed earnings of TekMate were $0. Pro forma financial information has been omitted from this filing as TekMate does not represent a significant business combination.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

3.	EQUITY METHOD INVESTMENTS

The Company’s equity method investment at March 31, 2014 consists of a one-third interest in AWN. See Note 2 Acquisition of TekMate for information regarding the purchase of the remaining membership interests during the quarter ended March 31, 2014. The following table provides the Company’s ownership interest and investment in at the dates indicated:

	March 31, 2014 Ownership Interest	December 31, 2013 Ownership Interest	March 31, 2014	December 31, 2013
TekMate, LLC	100%	49%	$—	$853
Alaska Wireless Network, LLC	33%	33%	$262,130	$266,119

Summarized financial information on AWN is as follows:

March 31, 2014
Current assets	$153,360
Non-current assets	$542,583
Current liabilities	$100,395
Non-current liabilities	$26,353
Equity	$569,195

Three Months Ended March 31, 2014
Operating revenues	$63,037
Gross profit	$43,918
Operating income	$26,969
Net income	$26,877
Adjusted Free Cash Flow (1)	$34,501

(1)	Adjusted Free Cash Flow as defined in the Operating Agreement.

The following table provides a reconciliation of AWN’s total equity and ACS’ equity method investment as of March 31, 2014:

Amount
AWN total equity as reported	$569,195
Less amount attributed to GCI	335,169

Amount attributed to ACS	234,026

Plus:
Step-up in basis of GCI contribution attributable to ACS, net of amortization of fair value adjustment	33,942
Difference in distribution	4,167
Less:
Difference in preliminary estimate of fair value	(3,950)
Difference in income allocation method	(6,055)

ACS investment in AWN	$262,130

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

3.	EQUITY METHOD INVESTMENTS (Continued)

Under the terms of the Facilities Network Use Agreement between GCI, the Company, and AWN (the “FNUA”), GCI and the Company are entitled to request a cash subsidy from AWN for wireless handsets sold to their retail customers (“Subsidy”). In the quarter ended March 31, 2014, GCI did not request this cash subsidy from AWN. When we recorded our earnings from equity method investees for AWN we estimated the GCI Subsidy for the quarter ended March 31, 2014 at zero. We have estimated a possible range of GCI Subsidy as zero to $5,500 for the quarter which would decrease the Company’s earnings from equity method investees by zero to $1,833. Until we receive further information from AWN about the amount or timing of when these payments might resume, or the periods they will apply them to, no amount within this range is deemed to have a better probability of occurring and accordingly, we recorded the low end of the range (zero) as required by ASC 450. GCI waived their right to reimbursement for Subsidies in 2013. Should GCI request to apply for a retroactive Subsidy for the quarter ended March 31, 2014, we will revise our estimate in the period in which it becomes probable and estimable and will record it in earnings from equity method investees.

4.	FAIR VALUE MEASUREMENTS

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The fair value of the Company’s 2010 Senior Secured Credit Facility (“Senior Credit Facility”), convertible notes and other long-term obligations of $428,682 at March 31, 2014, were estimated based primarily on quoted market prices (Level 1). The carrying values of these liabilities totaled $443,645 at March 31, 2014.

The Company has developed valuation techniques based upon observable and unobservable input to calculate the fair value of non-current monetary assets and liabilities. Observable input reflects market data obtained from independent sources while unobservable input reflects internal market assumptions. These two types of inputs create the following fair value hierarchy:

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, at each hierarchical level:

	March 31, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other long-term liabilities:
Interest rate swaps	$(2,750)	$—	$(2,750)	$—	$(3,234)	$—	$(3,234)	$—

Derivative Financial Instruments

The Company uses floating-to-fixed interest rate swaps to manage variable interest rate risk. The notional amounts of these swaps are $115,500 and $77,000 with interest rates of 7.220% and 7.225%, respectively, inclusive of a 4.75% LIBOR spread. The swaps began on June 30, 2012 and expire on September 30, 2015.

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

The following table presents information about the floating-to-fixed interest rate swaps in the notional amounts of $192,500 as of and for the three month period ending March 31, 2014 and notional amounts of $385,000 as of and for the three months ending March 31, 2013:

	2014	2013
Beginning Balance at January 1,	$3,234	$9,819
Reclassified from accumulated other comprehensive loss to other long-term liabilities	(484)	(440)
Change in fair value credited to interest expense	—	(420)

Ending Balance at March 31,	$2,750	$8,959

5.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at March 31, 2014 and December 31, 2013, respectively:

	2014	2013
2010 senior credit facility term loan due 2016	$332,700	$345,900
Debt discount - 2010 senior credit facility term loan due 2016	(1,479)	(1,687)
6.25% convertible notes due 2018	114,000	114,000
Debt discount - 6.25% convertible notes due 2018	(8,726)	(9,213)
Capital leases and other long-term obligations	7,150	7,257

	443,645	456,257
Less current portion	(4,798)	(14,256)

Long-term obligations, net of current portion	$438,847	$442,001

As of March 31, 2014, the aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to March 31, 2014, were as follows:

2014 (April 1 - December 31)	$952
2015 (January 1 - December 31)	15,417
2016 (January 1 - December 31)	318,788
2017 (January 1 - December 31)	506
2018 (January 1 - December 31)	114,287
2019 (January 1 - December 31)	278
Thereafter	3,622

$453,850

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

6.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the three month period ended March 31, 2014:

	Defined Benefit Pension Plan	Interest Rate Swaps	Total
Balance, December 31, 2013	$(2,238)	$(3,371)	$(5,609)
Other comprehensive income before reclassifications	11	286	297
Reclassifications from accumulated comprehensive loss to net income	108	358	466

Net other comprehensive income	119	644	763

Balance, March 31, 2014	$(2,119)	$(2,727)	$(4,846)

The estimated amount of accumulated other comprehensive loss to be reclassified to interest expense within the next twelve months is $1,278.

7.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, stock options, restricted stock, stock-settled stock appreciation rights (“SSARs”), performance share units and other awards may be granted to officers, employees, consultants, and non-employee directors.

The following table summarizes the stock option activity for the three month period ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	24	$5.36
Granted	—	—
Exercised	—	—
Canceled or expired	—	—

Outstanding at March 31, 2014	24	$5.36	0.32	$—

Exercisable at March 31, 2014	24	$5.36	0.32	$—

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

7.	STOCK INCENTIVE PLANS (Continued)

The following table summarizes the restricted stock unit, long-term incentive award and non-employee director stock compensation activity for the three month period ended March 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	946	$3.58
Granted	878	1.89
Vested	(506)	3.82
Canceled or expired	—	5.68

Nonvested at March 31, 2014	1,318	$2.36

The following table summarizes the performance share unit activity for the three month period ended March 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	1,184	$2.94
Granted	—	—
Vested	(498)	2.14
Canceled or expired	(2)	1.92

Nonvested at March 31, 2014	684	$3.53

The following table summarizes the assumptions used for valuation of equity instruments granted during the three month periods ended March 31, 2014 and 2013:

	2014	2013
Restricted stock:
Risk free rate	0.03% - 0.19%	0.03% - 0.09%
Expected annual forfeiture rate	9%	0% - 9%

The following table provides selected information about the Company’s share-based compensation for the three month periods ended March 31, 2014 and 2013:

	2014	2013
Total compensation cost for share-based payments	$653	$1,219
Weighted average grant-date fair value of equity instruments granted (per share)	$1.89	$1.79
Total grant date fair value of shares vested during the period	$2,716	$4,563
Total intrinsic value of options exercised	$—	$—
Unamortized share-based payments	$2,587	$2,597
Weighted average period (in years) to be recognized as expense	1.7	2.0

8.	EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

8.	EARNINGS PER SHARE (Continued)

could share in the earnings of the Company. Potential common share equivalents include options, and restricted stock granted to employees and deferred shares granted to directors. The Company includes dilutive stock options based on the “treasury stock method.”

Due to the Company’s net loss in the three month period ended March 31, 2014, 2,296 potential common share equivalents outstanding, which consisted of options, restricted stock and deferred shares granted to directors, were anti-dilutive and excluded from the calculation. In connection with the Company’s acquisition of the remaining 51% interest in TekMate, $800 is payable at the Company’s option either in cash or issuance of common stock on or about May 15, 2014. These shares, if converted, would be anti-dilutive and have been excluded from the calculation.

In 2013, 311 options and SSARs, were out-of-the-money and therefore anti-dilutive and excluded from the calculation. Additionally, 11,088 and 11,672 shares related to the Company’s convertible notes were anti-dilutive for the three month periods ended March 31, 2014 and 2013, respectively.

The calculation of basic and diluted earnings per share for the three month periods ended March 31, 2014 and 2013 are as follows:

	2014	2013
Net income (loss) applicable to common shares	$(385)	$3,468

Weighted average common shares outstanding:
Basic shares	48,913	46,055
Effect of stock-based compensation	—	508

Diluted shares	48,913	46,563

Earnings per share:
Basic	$(0.01)	$0.08

Diluted	$(0.01)	$0.07

9. RETIREMENT PLANS

Multi-employer Defined Benefit Plan

Pension benefits for substantially all of the Company’s Alaska-based employees are provided through the Alaska Electrical Pension Fund (“AEPF”). The Company pays a contractual hourly amount based on employee classification or base compensation to the AEPF. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for, or allocated separately to, the individual employer. This plan was not in endangered or critical status during the plan year; however, it is not fully funded under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) as of March 31, 2014.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

9. RETIREMENT PLANS (Continued)

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. This plan is not fully funded under ERISA as of March 31, 2014.

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three month periods ended March 31, 2014 and 2013:

	2014	2013
Interest cost	$160	$160
Expected return on plan assets	(180)	(180)
Amortization of loss	204	203

Net periodic pension expense	$184	$183

10.	BUSINESS SEGMENTS

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

The Company enters into purchase commitments with vendors in the ordinary course of business, including minimum purchase agreements with certain suppliers of handsets. The Company also has long-term purchase contracts with vendors to support the on-going needs of its business. These purchase commitments and contracts have varying terms and in certain cases may require the Company to buy goods and services in the future at predetermined volumes and at fixed prices. The Company also has an obligation to spend up to $5,000 in capital expenditures to allow AWN to access certain components of the capacity contributed by the Company to AWN. Additionally, in accordance with the Operating Agreement, ACS as a member of AWN is required to purchase its wholesale wireless services from AWN.

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $481 at March 31, 2014 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•

governmental and public policy changes, including on-going changes in our revenues or obligations we will assume to receive these revenues, resulting from regulatory actions affecting inter-carrier compensation, Universal Service Funding (“USF”) and Connect America Fund (“CAF”) for high cost support, and on-going support for programs such as lifeline services to our customers

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

•	the ability of AWN to generate sufficient free cash flow (“FCF”) to support our monthly preferred distributions

•	the wholesale terms established by AWN that affect our competitiveness in the retail wireless market

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

•	changes in overall regional or local economic conditions

•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan

•	the success or failure of any future acquisitions or other major transactions

•	geologic or other natural disturbances relevant to the location of our operations

•	the ability to attract, recruit, retain and develop the workforce necessary for implementing our business plan

•	the matters described under “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and this Quarterly Report on Form 10-Q.

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

OVERVIEW

We provide leading integrated communications services to consumer, business and wholesale customers in and out of Alaska. Our facilities based communications network extends throughout Alaska and connects to the contiguous states via our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. We also provide wireless services through the AWN network which covers more of Alaska’s population than any other wireless network.

The sections that follow provide information about important aspects of our operations and investments and include discussions of our results of operations, financial condition and sources and uses of cash. In addition, we have highlighted key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information we use in evaluating our own performance and allocating our resources. We also monitor the state of the economy in general. In doing so, we compare Alaska economic activity with broader economic conditions. In general, we believe that the Alaska telecommunications market, as well as general economic activity in Alaska, is affected by certain economic factors, which include:

•	investment activity in the oil and gas markets

•	tourism levels

•	governmental spending, both civilian and military

•	activity of military personnel

•	state and federal policies related to the energy sector, in particular oil and gas

•	unemployment levels

•	housing activity and development patterns

We have observed variances in the factors affecting the Alaska economy as compared to the U.S. as a whole. Some factors, particularly the price of oil and gas, usually have a greater direct impact on the Alaska economy compared to other macroeconomic trends impacting the U.S. economy.

Prior to 2012, although the Company had been experiencing a steady decline in its retail customer base, total revenues remained relatively unchanged. This was accomplished by generating higher foreign roaming and wireless Competitive Eligible Telecommunications Carrier (“CETC”) revenue to offset lower retail revenue. Two significant events were expected to impact this overall revenue stability. The first was Verizon’s entry into the Alaska market, and the second, was declines in wireless CETC revenue and other wireline high cost support revenue as a result of changes enacted by the FCC. Foreign roaming revenue, CETC revenue and high cost support revenues represented approximately 23% and 26% of our total revenue in 2013 and 2012, respectively, and profit margins on these revenue streams were relatively high.

As a result of these adverse events, management in 2012 implemented a business plan that focused on driving sustained growth in retail broadband revenue across multiple market segments: business, wholesale, and consumer; wireline and wireless. Previously, the Company had focused on select market segments, primarily wireless and enterprise, with the intent to maximize returns. These adverse external events necessitated a broader view of all market segments, and a move away from reliance on wireless CETC, high cost support and roaming revenues.

Management’s assessment of the telecom market in Alaska indicated an estimated $1.0 billion market growing approximately five percent annually. To generate sustained growth in this market, our business plan required investments in sales, service, marketing, product development and other initiatives, such as incorporating Lean methods to eliminate waste and simplify our business.

This long-term plan is resulting in improved financial results. Broadband revenue growth has accelerated, the Company is adding customers across many different market segments, and the Company has reduced debt through prepayment of amounts due under our senior term loan facility and convertible note buybacks totaling in an aggregate amount of $138.4 million since January 1, 2012.

In addition to this plan, on July 22, 2013, the Company announced the closing of the AWN Transaction in which we combined our wireless network with that of GCI. ACS is a one-third owner of AWN, while GCI owns the remaining two-thirds. GCI and ACS are leading wireless providers in Alaska, and in forming AWN, they both contributed their respective wireless assets, including spectrum licenses, cell sites, backhaul facility usage rights, and other assets necessary for AWN to operate an infrastructure company that designs, builds, and operates a statewide wireless network. AWN’s network will cover more of Alaska’s population than the network of any other wireless provider, and will provide the latest wireless services, including LTE, to its owners. GCI and ACS will independently sell these services to their respective retail customers and continue to operate as competitors in Alaska.

Under the AWN structure, AWN will generate earnings based upon:

•

wholesale revenues it will receive from its two retail owners, which are impacted by the number of connections and the wholesale rates established by AWN for these connections, which are anticipated to be about 70% of our retail wireless revenues,

•	payments from ACS and GCI of an amount equal to 100% of the CETC revenues received by each respective company,

•	roaming revenues from other wireless carriers, and

•	revenues from selling backhaul to other wireless carriers (note that this does not preclude the Company from selling backhaul directly to other wireless carriers in competition with both GCI and AWN).

AWN will incur all costs associated with operation of the wireless network, and will provide a mechanism to support its owners for their wireless equipment subsidies. AWN has no debt, other than a working capital revolver, and the governance of AWN is designed to maximize the agreed-upon financial objectives of its owners to maximize its free cash flow and to distribute this free cash flow to its owners.

As an owner, ACS will profit from AWN in three ways:

•

GCI paid ACS $100.0 million at closing, and we used $65.0 million of these proceeds to pay down our senior term loan facility. Of the remaining $35.0 million of liquidity, $4.1 million was used to unwind interest rate swaps, and $8.5 million to fund fees and expenses due at closing.

•

AWN will pay ACS a preferred distribution over the first four years, after formation, totaling up to $190.0 million, subject to criteria set forth in the Operating Agreement as outlined in Note 3 Equity Method Investments in our audited financial statements for the period ended December 31, 2013.

•	After four years, we will receive future distribution of FCF in proportion to our interest.

ACS will continue to provide wireless services to its retail wireless customers and our margins on wireless services will now be based on the wholesale charges paid to AWN as well as any other direct costs we incur to support our retail wireless customers. Historical costs, such as roaming COGS and wireless equipment subsidies, are now primarily the responsibility of AWN. Our go forward wireless performance is now affected by our ability to operate within the margins we generate under the AWN structure. These margins, on average, are estimated to be 30% of our wireless retail revenue (margins primarily being our retail service revenue less the wholesale charges we pay AWN). These margins are intended to recover our fixed costs of operating our retail and indirect sales channels, our costs to support our customers including customer care, billing and collection, and other general and administrative costs. During the fourth quarter of 2013 we began to implement actions to address how we operate within this operating margin, including reducing our employee levels in retail stores and our contact centers, and we expect further actions throughout 2014 to continue to reduce our overall costs to provide wireless services. This retail services business is not anticipated to generate FCF for ACS, and our profits from wireless are intended to be generated through the AWN distribution.

We believe that AWN’s future financial performance and the preferred distribution structure will result in a higher degree of certainty for our future FCF performance than we otherwise would have expected to generate as a standalone wireless operator, in particular with the entry of Verizon into our market.

Finally, our business plan called for systematic expense management to ensure we operate efficiently and deliver the highest level of customer service. In 2013, the company formally adopted Lean as a framework to eliminate waste and simplify how we do business. We have established a team of process improvement experts who embraced Lean and are implementing Lean. In 2014 our areas of focus are wireless device management, streamlining delivery of services and simplifying the sales quote process. Lean is empowering our employees to eliminate waste which will improve our customer experience. We will spend less over time and this is expected to improve our profitability and improve service levels to our customers.

REGULATORY UPDATE

The items reported under Part I, “Item 1 Business—Regulation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, are updated as follows. This section should be read in conjunction with the corresponding items previously disclosed in our Annual Report.

Federal Universal Service Support

The Connect America Fund (CAF)

In April the FCC’s Wireline Competition Bureau adopted its cost model for use in setting CAF Phase II support levels, and provided additional detail on the upcoming transition. We are analyzing the impact on Alaska, but there remains substantial uncertainty regarding the level of Universal Service Fund (“USF”) support the Company will receive, and the service obligations we must meet in connection with that support. Many of these questions will be raised in a Further Notice of Proposed Rulemaking that the FCC adopted in April, but the text of that Notice has not yet been released to the public.

Business Plan Core Principles

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

We believe we can create value for our shareholders by:

•	Driving revenue growth through increasing broadband revenues,

•	Generating Adjusted EBITDA growth through margin management and

•	Targeting free cash flow to debt reductions.

Through growth, we increase our enterprise value, and by dedicating free cash flow to debt reductions, our shareholders are benefiting from a shift in value from our debt holders to our equity holders.

2014 Operating Initiatives

•	Drive continued business broadband growth through a variety of programs including:

•

Completing an initial phase of investment in our broadband capabilities through a fiber-to-the-node plan, focused primarily in Anchorage. This plan will allow us to shorten loop lengths in our service areas and expand the speeds we can offer to our customers, with a primary focus on business customers. Construction of these facilities was completed at the end of 2013, and we began selling service into this network in early 2014. We will be evaluating this sales performance to assess future statewide fiber to the node builds.

•	Deploying fiber to the Anchorage School district facilities as part of a multi-year contract that was awarded to us in the first quarter of 2014.

•

Continuing to build the success we are seeing with multiple business customer win backs from our competitor. We believe we have established traction with win backs and are consistently winning market share in the business market.

•	Drive managed services growth with additional IT and managed services as part of our investment in TekMate and

•	Providing increasing speeds through either our dedicated internet or internet over Ethernet products.

•	Manage profitability in the consumer market segment through several programs including:

•	Realigning wireless retail operations, including product changes like device options of buy it, bring it, finance it plans and Phone in the Box, and a variety of sales and service channel changes.

•	Managing demand and volumes for consumer broadband to better manage profitability in this area.

•	Complete and derive value from a variety of process improvement and technology initiatives we commenced over the last year.

•

Continue work with the FCC to seek ways to provide more predictable and appropriate long-term funding sources to fulfill our broadband build-out obligations required by this agency. Our high cost support revenue today is “frozen”, meaning the amount we are receiving is fixed, but the FCC is working to finalize rules as to the obligations we will inherit if we elect to continue to receive this frozen support. The size, timing and extent of these obligations may have a material effect on our future cash flows.

Revenue Sources by Customer Group

We manage our revenues based in the following categories:

•

Business and Wholesale: We provide communications services such as voice and broadband, and managed services including data network hosting, IT management, cloud-based services, billing and collection, and long distance services to these customers primarily over our own network.

•	Consumer: We provide voice and broadband services to residential customers.

•

Other Services (including access services and high cost support): We provide voice and broadband termination services to inter and intrastate carriers who provide services to our retail customers. We also receive inter and intrastate high cost universal support funds and similar revenue streams structured by state and federal regulatory agencies that allow us to recover our costs associated with of providing universal service in Alaska.

•

Wireless: We provide wireless voice and broadband services, and other value-added wireless products and services, such as wireless devices, across Alaska with roaming coverage available in the contiguous states, Hawaii and Canada by utilizing the AWN network.

•	AWN Related: We report revenues that are related to our ownership position in AWN.

Executive Summary

The following summary should be read in conjunction with “Non-GAAP Financial Measures” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating Revenues

Because we closed on the AWN transaction in July 2013, our year over year comparisons are impacted by the movement of roaming and certain other revenue streams to AWN. Accordingly, consolidated operating revenue of $78.3 million decreased $12.7 million, or 14.0%, in the first quarter of 2014 compared with the first quarter of 2013. The decline was driven primarily by the impact of the AWN transaction which as expected shifted over $15 million of roaming revenue to AWN.

Total Service and Other Revenue, our core area of focus, experienced strong performance for the quarter, and was $52.7 million, an increase of $3.8 million, or 7.7%, on year over year basis. Strength in broadband also drove performance and we benefited from approximately $1.1 million of revenue associated with a release of revenue reserves.

Adjusted EBITDA

Adjusted EBITDA, as defined in “Non-GAAP Financial Measures” (“Adjusted EBITDA”) of $22.9 million decreased $8.1 million, or 26.2% due to the consummation of the AWN transaction. Our focus for 2014 is to deliver on our financial guidance of generating approximately $90 million of Adjusted EBITDA. Our performance in the first quarter resulted in our reaffirmation of this guidance expectation.

Operating Metrics

Operating metrics are essential to understand the characteristics of our “Service and Other Revenues” and drivers of our key areas of revenue growth or decline. Business broadband connections of 19,304 and average monthly revenue per user (“ARPU”) of $191.21 at March 31, 2014, was up from connections of 18,794 and ARPU of $167.85 in the comparable periods of 2013. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as does a customer with a 1MB connection. We believe that ARPU is an important metric indicating the increasing amounts of bandwidth that we provide to our customers and that it has been, and we expect it to continue to grow at a faster rate than connections.

Consumer broadband connections of 39,468 increased for the eighth consecutive quarter and were up 5.8% year over year. Consumer broadband ARPU also improved to $49.46 in the first quarter of 2014 compared with $46.57 in the first quarter of 2013 as the result of customers choosing our higher bandwidth products.

Wireless connections of 107,975 at March 31, 2014 decreased 5.4% from 114,091 at March 31, 2013. Postpaid wireless connections fell to 92,748 at March 31, 2014 from 99,857 at March 31, 2013. Weakness in postpaid was attributable to several factors, including dissatisfaction from our customers who are moving to the AWN network which, in particular markets, has weaker coverage characteristics from our legacy CDMA network, and customers moving to national carriers with better device availability and nationwide coverage. Partially offsetting this decline was growth in prepaid wireless connections which increased to 15,227 from 14,234 year over year. This growth in prepaid connections fell short of our expectations as we were delayed in moving to AWN’s new prepaid platform to support LTE prepaid products until the latter half of 2013.

Prior to the AWN transaction, our wireless equipment subsidy was a significant part of our operating performance and represented $3.5 million and $9.2 million in the three months ended March 31, 2013 and the twelve months ended December 31, 2013, respectively. Under AWN, we receive certain support payments on a per handset basis from AWN, which substantially reduces our overall cost of equipment. Our wireless subsidy cost has declined to $0.5 million in the three months ended March 31, 2014. We expect the wireless equipment subsidy to not be a significant part of our operating performance in future years.

The table below provides certain key operating metrics as of or for the periods indicated. ARPU is defined as average monthly revenue per user.

	March 31,
	2014	2013

Voice:
At quarter end:
Consumer access lines	48,165	54,037
Business access lines	79,841	80,770
Quarter:
ARPU - consumer	$26.51	$26.21
ARPU - business	$23.43	$23.61

Broadband: (1)
At quarter end:
Consumer connections	39,468	37,310
Business connections (2)	19,304	18,794
Quarter:
ARPU - consumer	$49.46	$46.57
ARPU - business (2)	$191.21	$167.85

Wireless:
At quarter end:
Postpaid connections	86,238	90,363
Lifeline connections	6,510	9,494
Prepaid connections	15,227	14,234

Total	107,975	114,091

Quarter:
ARPU - retail wireless	$52.51	$52.17

Churn:
Voice connections (3)	1.0%	1.2%
Broadband connections (1) (3)	1.9%	1.9%
Wireless connections	3.0%	2.6%

(1)	Consumer and business broadband connections, ARPU, and churn have been restated to exclude dial up lines.
(2)	Business broadband connections counts have been restated to correct how certain high bandwidth circuit types are measured. These changes have no material affect on our financial results, but will affect connection count and ARPU amounts presented above compared to their presentation in prior periods.
(3)	Voice and broadband churn have been restated to exclude wholesale lines.

Liquidity

We generated $13.8 million of cash from operating activities in the first quarter of 2014 compared with $25.6 million in the first quarter of 2013. This decrease was primarily the result of certain wireless related revenue streams transferring to AWN as of July 2013, lower depreciation and amortization and lower deferred income taxes. The cash generated from operating activities combined with the $12.5 million in distributions from AWN in the first quarter of 2014 funded the $5.5 million increase in total capital spending and $13.4 million in early repayments of debt.

Other Initiatives

AWN has indicated that it is targeting the completion of LTE service to 80% of Alaska’s population by the end of this year and we believe that our positioning in the marketplace will improve from this statewide network build-out.

During 2014, we are also implementing several process improvement initiatives and technologies which are expected to result in improved customer experience and cost savings. Examples of these initiatives include implementing Kan Ban inventory management system in our retail stores, deploying an automated workforce routing and management system to our field work force, and adding new functionality for our customers to interact with us through the web and other on-line media.

RESULTS OF OPERATIONS

All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

(in thousands)	2014	2013	Change	% Change
Service Revenue:
Business and Wholesale Customers
Voice	$5,611	$5,723	$(112)	–2.0%
Broadband	11,088	9,467	1,621	17.1%
Other	1,792	1,856	(64)	–3.4%
Wholesale	7,913	7,591	322	4.2%

Business and Wholesale service revenue	26,404	24,637	1,767	7.2%

Consumer Customers
Voice	3,876	4,319	(443)	–10.3%
Broadband	5,861	5,242	619	11.8%
Other	423	414	9	2.2%

Consumer service revenue	10,160	9,975	185	1.9%

Total Service Revenue	36,564	34,612	1,952	5.6%

Growth in Service Revenue	5.6%
Growth in Broadband Service Revenue	15.2%
Other Revenue:
Equipment Sales	837	592	245	41.4%
Access	8,993	9,515	(522)	–5.5%
High Cost Support	6,274	4,162	2,112	50.7%

Total Service and Other Revenue	52,668	48,881	3,787	7.7%

Growth in Service and Other Revenue	7.7%
Growth excluding equipment sales	7.3%
Wireless Revenue:
Business and Consumer service revenue	17,056	17,904	(848)	–4.7%
Equipment sales	1,004	1,248	(244)	–19.6%
Other	1,347	1,101	246	22.3%

AWN Related:
Foreign Roaming	—	15,026	(15,026)	–100.0%
Wireless Backhaul	70	1,975	(1,905)	–96.5%
CETC	5,345	4,924	421	8.5%
Amortization of deferred AWN capacity revenue	841	—	841	n/a

Total AWN Related	6,256	21,925	(15,669)	–71.5%

Total Wireless & AWN Related Revenue	25,663	42,178	(16,515)	–39.2%

Total operating revenues	$78,331	$91,059	$(12,728)	–14.0%

Operating expenses:
Cost of services and sales, non-affiliate	30,058	35,319	(5,261)	–14.9%
Cost of services and sales, affiliate	14,760	128	14,632	n/a
Selling, general and administrative	24,595	26,797	(2,202)	–8.2%
Depreciation and amortization	8,790	12,632	(3,842)	–30.4%
Loss on disposal of assets, net	401	41	360	878.0%
Earnings from equity method investments	(8,523)	—	(8,523)	n/a

Total operating expenses	70,081	74,917	(4,836)	–6.5%

Operating income	8,250	16,142	(7,892)	–48.9%

Other income and expense:
Interest expense	(8,857)	(10,029)	1,172	–11.7%
Interest income	8	10	(2)	–20.0%

Total other income and expense	(8,849)	(10,019)	1,170	–11.7%

(Loss) income before income tax benefit (expense)	(599)	6,123	(6,722)	–109.8%

Income tax benefit (expense)	214	(2,655)	2,869	–108.1%

Net (loss) income	$(385)	$3,468	$(3,853)	–111.1%

Operating Revenue

Business and Wholesale

Business and Wholesale revenue of $26.4 million increased $1.8 million, or 7.2%, in 2014 from $24.6 million in 2013. This improvement was primarily driven by $1.6 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Growth of broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Broadband ARPU increased to $191.21 in 2014 from $167.85 in 2013, an increase of 13.9%.

Consumer

Consumer revenue of $10.2 million increased $0.2 million, or 1.9%, in 2014 from $10.0 million in 2013. Voice revenue decreased $0.4 million primarily due to 5,872 fewer connections offset by marginally higher ARPU of $26.51 from $26.21 in the prior year. This trend is expected to continue as more customers discontinue using their fixed landline voice service and move to wireless alternatives. Partially offsetting the decrease in voice, broadband revenue increased $0.6 million. Broadband connections increased 2,158 year over year and customers are subscribing to higher levels of bandwidth speeds, which resulted in an increase in ARPU of $49.46 from $46.57 in the prior year, an increase of 6.2%.

Other Revenue

Other revenue of $16.1 million increased $1.8 million over the prior year due to $2.1 million in increased high cost support including $1.1 million release of reserves in the current quarter and $0.9 million in CAF which was being partially reserved in the first quarter of 2013 and is not in 2014, partially offset by $0.5 million in lower access revenue, caused by lower minutes of use from long distance carriers that use our network to originate and terminate their calls.

Wireless

Wireless revenue of $19.4 million decreased $0.8 million or 4.2%, in 2014 from 2013 due to decreases in our wireless subscriber base of 6,116 year-over-year as discussed in the operating metrics section above. The transition to the AWN network has caused some disruption to our customer base due to network coverage issues, and the lack of handset availability vis a vis AWN’s other member carrier customer, GCI. Subscriber losses have moderated in the first quarter of 2014 from what we experienced in 2013 due to focused management and targeted sales and retention issues.

AWN Related

AWN related revenues changed substantially on a year over year basis as a result of the AWN transaction which closed in July 2013. Upon closing of AWN, we no longer generate foreign roaming revenue and foreign roaming revenue was $15.0 million in the three months ended 2013. Wireless backhaul revenue of $0.1 million, declined $1.9 million from $2.0 million in the previous year. All existing backhaul contracts with wireless carriers transferred to AWN at closing, resulting in this year-over-year decrease. We intend to enter into new backhaul agreements and expect this revenue stream to grow in the future. CETC revenue increased slightly on a year over year basis to $5.3 million. Under the AWN structure, we pass through to AWN an amount equal to our CETC revenue so it does not contribute to our overall net income or cash from operations. Partially offsetting these decreases are an increase of $0.8 million in deferred AWN capacity revenue which represents a new revenue stream for us under the AWN structure.

Operating Expenses

Cost of Services and Sales, Non-Affiliates

Cost of services and sales, non-affiliates of $30.1 million decreased $5.3 million, or 14.9%, in the three month period of 2014 from $35.3 million in the same period of 2013. This decrease was primarily due to certain operating expenses that have moved to AWN such as $3.9 million in roaming costs, $1.0 million in cell site leases and $0.9 leased circuit expense. We also experienced a decrease of $0.7 million in wireless device and accessory costs. Partially offsetting these costs are an increase of $1.1 million in labor primarily in our service delivery organization.

Cost of Services and Sales, Affiliates

Cost of services and sales, affiliates of $14.8 million increased $14.6 million in the three month period of 2014 from $0.1 million in the same period of 2013. This increase was due to the consummation of the AWN transaction. These costs include $12.1 million in AWN wholesale charges, representing a new cost for us purchasing wholesale wireless plans from AWN and $5.2 million representing our contractual obligation to pass an amount equal to our CETC Revenue to AWN. These costs were partially offset by $2.7 million in handset subsidy support received from AWN which serves to lower our overall operating expenses.

Selling, General and Administrative

Selling, general and administrative expenses of $24.6 million decreased $2.2 million, or 8.2%, in the three month period of 2014 from $26.8 million in the same period of 2013. This decrease was due to a reduction of $0.7 million in AWN transaction costs, $0.7 million in contingent litigation costs and a $0.6 million decrease in stock compensation expense.

Depreciation and Amortization

Depreciation and amortization expense of $8.8 million decreased $3.8 million, or 30.4%, in the three month period of 2014 from $12.6 million in the same period of 2013. This decrease was primarily due to the sale of assets to GCI and the contribution of assets with a book value of $63.4 million to AWN in late July 2013.

Loss on Disposal of Assets, Net

The loss on the disposal of assets of $0.4 million in the first quarter of 2014 was primarily due to costs related to abandoned projects.

Other Income and Expense

Interest expense of $8.9 million in the three month period of 2014 decreased $1.2 million compared with $10.0 million in the same period of 2013. This decrease was primarily due to $1.9 million in overall lower debt balances. Offsetting this decrease was $0.5 million non cash interest related to a $13.2 million pay-down on our Senior Credit Facility in January.

In the fourth quarter of 2012, an interest rate swap in the notional amount of $192.5 million no longer met the criteria for prospective hedge accounting treatment. In the three month period of 2013 the $0.4 million favorable change in the fair value of this swap was credited to interest expense. Additionally, we experienced $0.5 million lower interest expense due to the extinguishment of this swap in August of 2013.

Income Taxes

Income tax benefit and the effective tax rate in the three month period of 2014 were $0.2 million and 35.7%, respectively, compared with income tax expense of $2.7 million and 43.4%, respectively, in the three month period of 2013.

Net Income

We had a net loss of $0.4 million in the three month period of 2014 compared to net income of $3.5 million in the same period of 2013. The year over year results reflect the revenue and operating expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures and debt service in the first three months of 2014 primarily through internally generated funds and distributions from AWN. At March 31, 2014, we had $31.9 million in cash and cash equivalents, $0.5 million in restricted cash and a $30.0 million undrawn revolving credit facility. Outstanding standby letters of credit commit $2.0 million of that available revolving credit facility at March 31, 2014.

Our major sources and uses of funds in the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Net cash provided by operating activities	$13,826	$25,568
Capital expenditures	$(7,164)	$(5,968)
Change in unsettled capital expenditures	$(7,186)	$(3,151)
Proceeds on sale of assets	$—	$1,935
Return of capital from equity investment	$4,010	$—
Net debt repayments	$(13,354)	$(15,015)
Interest paid	$(6,562)	$(7,164)
Non-cash acquisition purchase price, net of cash received	$1,850	$—

Cash Flows from Operating Activities

Cash provided by operating activities of $13.8 million in the first quarter of 2014 decreased $11.8 million compared to the $25.6 million reported in the prior year primarily due to the changes in our operations that occurred as a result of the AWN transaction which closed in July 2013. See Results of Operations—Operating Revenue—AWN Related for additional discussion.

Interest payments, net of cash interest income and including capitalized interest, were $6.6 million and $7.2 million in the first quarter of 2014 and 2013, respectively. Through a series of interest rate swap transactions, interest on 58% of our term loan at March 31, 2014 is effectively fixed at an annual rate of 7.22% until September 2015. Our $120.0 million convertible debt has a fixed coupon rate of 6.25% and a current outstanding balance of $114.0 million.

Cash Flows from Investing Activities

Cash used in investing activities of $11.0 million in the first quarter of 2014 consisted of capital expenditures totaling $15.1 million associated primarily with our fiber and circuit network build out and IT infrastructure, partially offset by $4.0 million of cash distributions as a return of capital from our equity method investments.

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

Cash Flows from Financing Activities

Cash used in financing activities of $13.9 million in the first quarter of 2014 consisted primarily of repayments of long term debt of $13.4 million, including the early payment of $13.2 million in annual scheduled payments on the term loan component of our Senior Credit Facility for 2014.

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

We are responding to these challenges by (i) driving retail growth in broadband revenues to business and consumers; (ii) working towards the consummation of the AWN Transaction, which is expected to accelerate the pay down of debt and provide more predictability in our wireless cash flows through the preferred distribution structure contained in the relevant agreements; (iii) reducing the amount of capital spending from the levels we incurred in 2013; and (iv) the suspension of the cash dividend on our common stock in 2012.

Senior Credit Facility

Our existing Senior Credit Facility matures on October 21, 2016 and the revolver matures on October 21, 2015.

Our Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and the payment of dividends.

The Senior Credit Facility also requires that we maintain certain financial ratios as defined under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013. As disclosed below, we were in compliance with all such ratios as of March 31, 2014.

Total Leverage Ratio: Our “total leverage ratio” may not exceed 6.00 to 1.00 and was 4.25 to 1.00 as of March 31, 2014.

Senior Secured Leverage Ratio: Our “senior secured leverage ratio” may not exceed 4.75 to 1.00 and was 3.49 to 1.00 as of March 31, 2014.

Fixed Charges Coverage Ratio Leverage Ratio: Our “fixed charges coverage ratio” may not be less than 2.25 to 1.00 and was 2.87 to 1.00 as of March 31, 2014.

Substantially all of our assets (including those of our subsidiaries) have been pledged as collateral for our Senior Credit Facility.

We believe that we will have sufficient cash on hand, cash provided by operations and availability under our Senior Credit Facility to service our debt and fund our operations, capital expenditures and other obligations over the next twelve months. However, our ability to make such an assessment is dependent upon our future financial performance, which is subject to future economic conditions and to financial, business, regulatory, competitive entry and many other factors, many of which are beyond our control and could impact us during the time period of this assessment. See “Item 1A, Risk Factors” in our Annual Report on Form 10-K and this report for further information regarding these risks.

NON-GAAP FINANCIAL MEASURES

In an effort to provide investors with additional information regarding our financial results, in particular with regards to our liquidity and capital resources, we have disclosed certain non-GAAP financial information which management utilizes to assess performance and believe provides useful information to investors.

The Company has disclosed Adjusted EBITDA as net income before interest, loss on extinguishment of debt, depreciation and amortization, loss on the impairment of equity investments, loss on sale of short-term investments, gain or loss on asset purchases or disposals, earnings on equity method investments, gains and distributions related to AWN, provisions for taxes, AWN transaction-related costs, stock-based compensation, and expenses under the company’s long term cash incentive plan (“LTCI”). LTCI expenses are considered part of an interim compensation structure to mitigate the dilutive impact of additional share issuances for executive compensation. Distributions from AWN are included in Adjusted EBITDA.

Adjusted EBITDA Margin, is defined as Adjusted EBITDA divided by Operating Revenues.

Free cash flow is defined as Adjusted EBITDA, less capital expenditures that create an obligation to pay (“incurred capital expenditures”), less amortization of deferred AWN capacity revenue (a non cash revenue item), less AWN transaction-related capital costs, less cash interest expense.

Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow are not GAAP measures and should not be considered a substitute for operating income, net cash provided by operating activities, or net cash provided or used. Adjusted EBITDA as computed below is not consistent with the definition of Adjusted EBITDA referenced in the Fixed Charges Coverage Ratio covenant of our Senior Credit Facility and other companies may not calculate Non-GAAP measures in the same manner we do.

The following table provides the computation of our Non-GAAP measures for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31
	2014	2013
Net (loss) income	$(385)	$3,468
Add (subtract):
Interest expense	8,857	10,029
Interest income	(8)	(10)
Depreciation and amortization	8,790	12,632
Loss on disposal of assets	401	41
Earnings from equity method investment in TekMate	(12)	—
Earnings from equity method investment in AWN	(8,511)	—
AWN distributions received	12,500	—
AWN distributions received for the prior period	(4,167)	—
AWN distributions receivable within 12 days	4,167	—
Income tax expense	(214)	2,655
Stock-based compensation	653	1,219
Long-term cash incentives	684	169
AWN transaction related costs	172	845

Adjusted EBITDA	$22,927	$31,048

Less:
Incurred capital expenditures	(7,164)	(5,968)
Amortization of deferred AWN capacity revenue	(841)	—
AWN transaction-related capital costs, net change	—	(55)
Cash interest expense	(6,562)	(7,164)

Free cash flow	$8,360	$17,861

Operating revenues	$78,331	$91,059

Adjusted EBITDA Margin	29.3%	34.1%

OUTLOOK

Our outlook for the remainder of 2014 is to deliver on the financial guidance we have provided to investors, while continuing to invest in new products and services to meet the growing telecom needs of our customers. Based on our performance in the first quarter, we recently re-affirmed our financial guidance. Significant events that we are managing include working with the FCC on reforming High Cost Support revenue.

Our financial guidance is as follows:

•	Revenue is expected to be approximately $310 million.

•	Adjusted EBITDA is expected to be approximately $90 million.

•	Capital spending is expected to be approximately $40 million.

•	Free cash flow is expected to be approximately $20 million.

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of March 31, 2014, we have recorded litigation reserves of $0.5 million against certain of those claims and legal actions. We are also involved in arbitration with AWN around the proper setting of AWN’s wholesale rates. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, comprehensive income or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress. See also Part II, “Item 1, Legal Proceedings.”

EMPLOYEES

As of March 31, 2014 we employed 858 regular full-time employees, 17 regular part-time employees and 12 temporary employees. Approximately 60% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement with the IBEW governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska through December 31, 2015. Management considers employee relations to be generally good.

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional discussion on the application of these and other significant accounting policies, see Note 1—Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. These policies and estimates are considered critical because they had a material impact, or have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is associated with changes in interest rates. The interest rates and cash interest payments were effectively fixed on approximately $304.9 million, or 69%, of our total borrowings of $443.6 million as of March 31, 2014. Our 6.25% Notes have a fixed coupon rate. The term loan component of our Senior Credit Facility bears interest of LIBOR plus 4.75% with a LIBOR floor of 1.5% as of March 31, 2014.

We manage our exposure to fluxuations in LIBOR and the resulting impact on interest expense and cash interest payments on our Senior Credit Facility through the utilization of floating-to-fixed interest rate swaps designated as cash flow hedges. As of March 31, 2014, interest expense on $192.5 million, or 58%, of the amount outstanding under the Senior Credit Facility was hedged. A hypothetical 100 basis point increase in LIBOR over the floor of 1.5% during the next twelve months would result in an approximately $1.4 million increase in interest expense and cash interest payments associated with the unhedged portion of the Senior Credit Facility over the next twelve months.

The Company has an $800 liability to the former TekMate owners which could be settled in cash or stock, at the Company’s option, on or about May 15, 2014. Should the Company choose to settle this liability in common stock, there is equity price risk that the Company would have to issue additional shares of common stock to settle the $800 liability. A hypothetical 10% decrease in the Company’s stock price would result in issuing approximately 42 additional shares and further dilute EPS. See Note 2 Acquisition of TekMate for additional information.

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

Changes in Internal Control Over Financial Reporting

In the fourth quarter of 2013, the Company incorporated additional internal controls and procedures over financial reporting related to the AWN transaction and our recognition of equity method earnings from our investment in AWN.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated any changes in our internal controls over financial reporting that occurred during the first quarter of 2014. Based on this evaluation, we have concluded that there were no changes in our internal controls over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of March 31, 2014 we have recorded litigation reserves of $0.5 million against certain current claims and legal actions. We are also involved in arbitration with AWN around the proper setting of AWN’s wholesale rates. Other than as described above and as disclosed previously in “Item 3, Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the Company’s risk factors as previously disclosed in “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The risk factors described below should be read in conjunction with those disclosed in our Form 10-K.

Declines in our market capitalization or share price may affect our ability to access the capital markets.

Our ability to issue convertible notes is, in part, a function of our share price and market capitalization, as is our ability to be listed on a national stock exchange. To the extent either declines, substantially, our ability to access the capital markets may be impaired.

Recently Issued Accounting Pronouncements

On April 10, 2014 the Financial Standards Accounting Board (“FASB”) issued ASU 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 requires only disposals representing a strategic shift in operations to be reported as discontinued operations. It also enhances disclosure requirements to provide users with information about the on-going trends in a company’s results from continuing operations from discontinued operations. The ASU is effective in the first quarter of 2015 and early adoption is permitted. The Company does not anticipate that this ASU will have a material effect on the Company’s future financial condition, results of operations, or cash flows.

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

Date: May 9, 2014	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne Graham
Wayne Graham
Chief Financial Officer
(Principal Accounting Officer)