Form 10-Q
period 2014-06-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2014-08-08
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 21, 2014, there were outstanding 49,498,409 shares of Common Stock, $.01 par value, of the registrant.

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets (Unaudited) As of June 30, 2014 and December 31, 2013	3
	Condensed Consolidated Statements of Operations (Unaudited) For the Three and Six Months Ended June 30, 2014 and 2013	4
	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (Unaudited) For the Six Months Ended June 30, 2014	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2014 and 2013	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II.	Other Information

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

Signatures		41

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.INS
Exhibit 101.SCH
Exhibit 101.CAL
Exhibit 101.DEF
Exhibit 101.LAB
Exhibit 101.PRE

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$27,659	$43,039
Restricted cash	467	467
Accounts receivable, non-affiliates, net	38,513	34,066
Materials and supplies	12,449	10,131
Prepayments and other current assets	7,972	7,300
Deferred income taxes	7,198	7,144

Total current assets	94,258	102,147

Property, plant and equipment	1,358,974	1,344,949
Less: accumulated depreciation and amortization	(1,004,245)	(992,936)

Property, plant and equipment, net	354,729	352,013

Goodwill	5,892	4,650
Debt issuance costs	5,619	6,929
Deferred income taxes	12,460	14,107
Equity method investments	258,798	266,972
Other assets	394	502

Total assets	$732,150	$747,320

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$8,265	$14,256
Accounts payable, accrued and other current liabilities, non-affiliates	50,031	55,475
Accounts payable, accrued and other current liabilities, affiliates, net	21,628	14,309
Advance billings and customer deposits	8,970	9,104

Total current liabilities	88,894	93,144

Long-term obligations, net of current portion	430,653	442,001
Other long-term liabilities	16,324	16,947
Deferred AWN capacity revenue, net of current portion	58,362	59,965

Total liabilities	594,233	612,057

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized; 49,496 issued and outstanding at June 30, 2014; 48,680 issued and outstanding at December 31, 2013	495	487
Additional paid in capital	152,927	152,193
Accumulated deficit	(11,108)	(11,808)
Accumulated other comprehensive loss	(4,397)	(5,609)

Total stockholders’ equity	137,917	135,263

Total liabilities and stockholders’ equity	$732,150	$747,320

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenues:
Operating revenues, non-affiliates	$78,803	$97,699	$155,348	$188,695
Operating revenues, affiliates	1,755	58	3,541	121

Total operating revenues	80,558	97,757	158,889	188,816

Operating expenses:
Cost of services and sales, non-affiliates	29,800	37,015	59,858	72,334
Cost of services and sales, affiliates	15,001	189	29,761	317
Selling, general and administrative	25,314	27,646	49,909	54,443
Depreciation and amortization	8,475	11,450	17,265	24,082
Loss on disposal of assets, net	410	585	811	626
(Earnings) loss from equity method investments	(9,168)	21	(17,691)	21

Total operating expenses	69,832	76,906	139,913	151,823

Operating income	10,726	20,851	18,976	36,993
Other income and expense:
Interest expense	(8,672)	(10,156)	(17,529)	(20,185)
Loss on extinguishment of debt	—	(276)	—	(276)
Interest income	6	8	14	18
Other	—	(13)	—	(13)

Total other income and expense	(8,666)	(10,437)	(17,515)	(20,456)

Income before income tax (expense) benefit	2,060	10,414	1,461	16,537
Income tax (expense) benefit	(975)	27,280	(761)	24,625

Net income	1,085	37,694	700	41,162

Other comprehensive income:
Minimum pension liability adjustment	23	21	43	41
Income tax effect	(9)	(9)	(18)	(18)
Amortization of defined benefit plan loss	41	183	225	366
Income tax effect	(17)	(75)	(93)	(150)
Interest rate swap marked to fair value	391	635	876	1,076
Income tax effect	(161)	(262)	(360)	(443)
Reclassification of loss on ineffective hedge	307	436	914	866
Income tax effect	(126)	(179)	(375)	(356)

Total other comprehensive income	449	750	1,212	1,382

Total comprehensive income	$1,534	$38,444	$1,912	$42,544

Net income per share:
Basic	$0.02	$0.81	$0.01	$0.89

Diluted	$0.02	$0.67	$0.01	$0.76

Weighted average shares outstanding:
Basic	49,377	46,550	49,146	46,304

Diluted	49,910	58,547	49,649	58,371

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

Six Months Ended June 30, 2014

(Unaudited, In Thousands Except Per Share Amounts)

	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity
Balance, December 31, 2013	48,680	$487	$152,193	$(11,808)	$(5,609)	$135,263
Total comprehensive income	—	—	—	700	1,212	1,912
Stock compensation	—	—	1,193	—	—	1,193
Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(583)	—	—	(583)
Issuance of common stock, pursuant to stock plans, $.01 par	816	8	124	—	—	132

Balance, June 30, 2014	49,496	$495	$152,927	$(11,108)	$(4,397)	$137,917

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$700	$41,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,265	24,082
Loss on disposal of assets	811	626
Unrealized gain on ineffective hedge	—	(1,016)
Amortization of debt issuance costs and debt discount	2,666	3,040
Amortization of ineffective hedge	914	866
Amortization of deferred AWN capacity revenue	(1,690)	—
Stock-based compensation	1,193	1,718
Deferred income tax expense (benefit)	747	(24,625)
Provision for uncollectible accounts	1,475	439
Cash distribution from equity method investments	17,691	—
(Earnings) loss from equity method investments	(17,691)	21
Other non-cash (income) expense, net	(158)	236
Materials and supplies	(2,753)	(531)
Changes in operating assets and liabilities	(1,117)	(534)

Net cash provided by operating activities	20,053	45,484

Cash Flows from Investing Activities:
Capital expenditures	(17,874)	(13,597)
Capitalized interest	(1,362)	(870)
Change in unsettled capital expenditures	(4,414)	(3,829)
Non-cash acquisition, cash received	68	—
Proceeds on sale of assets	—	1,935
Return of capital from equity investment	7,342	—
Net change in restricted cash	—	48

Net cash used by investing activities	(16,240)	(16,313)

Cash Flows from Financing Activities:
Repayments of long-term debt	(18,742)	(30,381)
Payment of withholding taxes on stock-based compensation	(583)	(630)
Proceeds from the issuance of common stock	132	115

Net cash used by financing activities	(19,193)	(30,896)

Change in cash and cash equivalents	(15,380)	(1,725)
Cash and cash equivalents, beginning of period	43,039	16,839

Cash and cash equivalents, end of period	$27,659	$15,114

Supplemental Cash Flow Data:
Interest paid	$16,028	$18,383
Income tax paid	$14	$—

Supplemental Non-cash Transactions:
Property acquired under capital leases	$44	$2
Additions to ARO asset	$289	$137
Non-cash acquisition purchase price, net of cash received	$1,850	$—

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

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position, comprehensive income and cash flows of Alaska Communications Systems Group, Inc. and the following wholly owned subsidiaries:

• Alaska Communications Systems Holdings, Inc. (“ACS Holdings”)	• Crest Communications Corporation (“Crest”)
• ACS of Alaska, LLC (“ACSAK”)	• WCI Cable, Inc.
• ACS of the Northland, LLC (“ACSN”)	• WCIC Hillsboro, LLC.
• ACS of Fairbanks, LLC (“ACSF”)	• Alaska Northstar Communications, LLC.
• ACS of Anchorage, LLC (“ACSA”)	• WCI Lightpoint, LLC.
• ACS Wireless, Inc. (“ACSW”)	• Worldnet Communications, Inc.
• ACS Long Distance, LLC (“ACSLD”)	• Alaska Fiber Star, LLC.
• ACS Internet, LLC (“ACSI”)	• TekMate, LLC
• ACS Messaging, Inc. (“ACSM”)
• ACS Cable Systems, LLC (“ACSC”)

In addition to the wholly owned subsidiaries, the Company has a one-third interest in The Alaska Wireless Network, LLC (“AWN”) which is represented in the Company’s condensed consolidated financial statements as an equity method investment. On August 31, 2010, the Company acquired a 49% interest in TekMate, LLC (“TekMate”), a leading managed information technology (“IT”) services firm in Alaska. On January 31, 2014, the Company purchased the remaining 51% interest in TekMate. Prior to that date TekMate was represented in the Company’s condensed consolidated financial statements as an equity method investment. Subsequent to that date, TekMate has been recorded as a wholly owned subsidiary.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income and cash flows for all periods presented. The comprehensive income for the three and six months ended June 30, 2014, are not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2013 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations, balance sheet amounts, or cash flows.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes, including estimates of probable losses and expenses. Actual results could differ materially from those estimates.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Wireless Handset Financing

In the second quarter of 2014, the Company began providing the option for customers to finance the purchase of their wireless handsets under the “Buy it. Bring it. Finance it.™” program. This program allows customers to finance wireless handsets over a 24 month period. The Company records revenue equal to the present value of the payments at the time of sale and imputes interest each month of the financing term. The discount rate used to impute interest approximates the Company’s weighted average cost of debt. If a customer disconnects service they are billed the full remaining balance owed on the contract term.

Prepackaged Phones

In the second quarter of 2014, the Company announced that customers will have the option to purchase wireless phones and services with “Phone in a Box.” These prepackaged phones and services will be sold in Company owned retail stores as well as other retail outlets and convenience stores. The Company records revenue on the wireless phones at the time of sale to the end customer if the purchase was made at an ACS retail store. When sold to either a retail outlet or convenience store, revenue is recorded at the time of sale to the retailer. The customer can then purchase wireless phone cards for any combination of voice, text, and data services with no annual contract. The purchase of the phone card is initially recorded to deferred revenue and subsequently recorded to revenue when earned.

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued its new revenue recognition guidance in Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)” which is effective for annual reporting periods beginning after December 15, 2016. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2.	ACQUISITION OF TEKMATE

On August 31, 2010, the Company acquired a 49% interest in TekMate for $2,060, and reported this 49% interest as an equity method investment on the Company’s Consolidated Balance Sheet.

On January 31, 2014, the Company purchased the remaining 51% interest in TekMate for the following consideration:

•	$800, payable in cash or the Company’s common stock at the Company’s option subject to certain adjustments, on or about May 15, 2014. On July 15, 2014.the Company paid $894 in cash to settle this liability.

•	Zero to $700, payable in cash on or about March 31, 2015, subject to the attainment of certain revenue projections in 2014 and certain other terms regarding the founders of TekMate remaining employed with ACS for a specified period of time. The carrying value of this liability at June 30, 2014 was $293.

The Company accounted for the purchase of the remaining 51% interest in TekMate at fair value using the acquisition method. On January 31, 2014, the Company ceased to report TekMate as an equity method investment and consolidated its operations into Alaska Communications Systems Group, Inc. The fair value of the assets acquired and liabilities assumed are reported in the Company’s Condensed Consolidated Balance Sheet and the equity method investment of $831 at January 31, 2014 was eliminated.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

2.	ACQUISITION OF TEKMATE (Continued)

The following table represents the fair value of the assets acquired and liabilities assumed on January 31, 2014:

Current assets	$1,020
Non-current assets	$370
Current liabilities	$467
Non-current liabilities	$247
Net assets acquired and liabilities assumed	$676

Goodwill on the acquisition is as follows:

Consideration provided (including fair value of contingent consideration)	$1,181
Fair value of equity method investment	831

Total consideration	2,012
Fair value of assets acquired	1,390
Fair value of liabilities assumed	(714)

Total net assets	676
Goodwill	$1,336

In the period January 1, 2014 to January 31, 2014 TekMate’s earnings were $12 and they made $33 in cash distributions to the Company. At January 31, 2014, undistributed earnings of TekMate were $0. Pro forma financial information has been omitted from this filing as the impact of the acquisition would not be material to our historical results.

3.	EQUITY METHOD INVESTMENTS

The Company’s equity method investment at June 30, 2014 consists of a one-third interest in AWN. See Note 2 Acquisition of TekMate for information regarding the purchase of the remaining membership interests of TekMate, LLC.

The following table provides the Company’s ownership interest and investment in at the dates indicated:

	June 30, 2014 Ownership Interest	December 31, 2013 Ownership Interest	June 30, 2014	December 31, 2013
TekMate, LLC	100.00%	49.00%	$—	$853
Alaska Wireless Network, LLC	33.33%	33.33%	$258,798	$266,119

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

3.	EQUITY METHOD INVESTMENTS (Continued)

Summarized financial information on AWN is as follows:

	June 30, 2014	December 31, 2013
Current assets	$136,330	$119,681
Non-current assets	$536,619	$549,913
Current liabilities	$82,521	$72,242
Non-current liabilities	$27,222	$20,570
Equity	$563,206	$576,782

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Operating revenues	$64,665	$127,702
Gross profit	$45,785	$89,703
Operating income	$29,243	$56,212
Net income	$29,155	$56,032
Adjusted Free Cash Flow (1)	$32,948	$67,449

(1)	Adjusted Free Cash Flow as defined in the Operating Agreement.

The following table provides a reconciliation of AWN’s reported total equity and ACS’ equity method investment as of June 30, 2014:

Amount
AWN total equity as reported	$563,206
Less amount attributed to GCI	301,146

Amount attributed to ACS	262,060

Adjusted by:
Difference in income allocation method	(7,917)
Difference in distribution	4,167
Other	488

ACS investment in AWN	$258,798

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

3.	EQUITY METHOD INVESTMENTS (Continued)

As previously reported in our 2013 Form 10-K Note 3 “Equity Method Investments,” the ACS Investment in AWN and related accounts were based on a preliminary valuation. A national valuation firm was engaged by ACS and GCI to assist in the determination of the fair value of AWN including the preferred distribution and the allocation of the purchase price to the assets and liabilities. This valuation was finalized in the second quarter of 2014 and the effects of the final valuation were applied retrospectively. Accordingly, the previously reported December 31, 2013 amounts were revised to reflect the amounts that would have been reported if the final valuation had been completed at the July 23, 2013 acquisition date.

Condensed Consolidated Balance Sheet Revisions

The following is a summary of the revisions to our previously issued consolidated balance sheet as of December 31, 2013:

	December 31, 2013
	As Reported	Revisions	As Revised
Assets
Deferred income taxes (non-current)	$15,572	$(1,465)	$14,107
Equity method investments	266,972	—	266,972
Total assets	748,785	(1,465)	747,320

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable, accrued and other current liabilities, affiliates, net	14,566	(257)	14,309
Total current liabilities	93,401	(257)	93,144
Deferred AWN capacity revenue, net of current portion	63,263	(3,298)	59,965
Total liabilities	615,612	(3,555)	612,057
Accumulated deficit	(13,898)	2,090	(11,808)
Total stockholders’ equity	133,173	2,090	135,263
Total liabilities and stockholders’ equity	748,785	(1,465)	747,320

Condensed Consolidated Statements of Comprehensive Income Revisions

The following is a summary of the revisions to our previously issued consolidated statements of comprehensive income for the twelve months ended December 31, 2013:

	Twelve Months Ended
	December 31, 2013
	As Reported	Revisions	As Revised
Gain on disposal of assets, net	$(204,200)	$(3,555)	$(207,755)
Earnings from equity method investments	(18,056)	—	(18,056)
Total operating expenses	95,518	(3,555)	91,963
Operating income	253,406	3,555	256,961
Income before income tax expense	211,286	3,555	214,841
Income tax expense	(54,905)	(1,465)	(56,370)
Net income	156,381	2,090	158,471
Total comprehensive income (loss)	160,011	2,090	162,101
Net income per share:
Basic	$3.32	$0.05	$3.37
Diluted	$2.74	$0.04	$2.78

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

3.	EQUITY METHOD INVESTMENTS (Continued)

Condensed Consolidated Statements of Cash Flows Revisions

The following is a summary of the revisions to our previously issued consolidated statements of cash flows for the twelve months ended December 31, 2013.

	Twelve Months Ended December 31, 2013
	As Reported	Revisions	As Revised
Cash Flows from Operating Activities:
Net income	$156,381	$2,090	$158,471
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale/contribution of asset to AWN	(207,318)	(3,555)	(210,873)
Deferred income tax expense	54,905	1,465	56,370

4.	FAIR VALUE MEASUREMENTS

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The fair value of the Company’s 2010 Senior Secured Credit Facility (“Senior Credit Facility”), convertible notes and other long-term obligations of $421,545 at June 30, 2014, were estimated based primarily on quoted market prices (Level 1). The carrying values of these liabilities totaled $438,918 at June 30, 2014.

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

The following table presents the balances of liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, at each hierarchical level:

	June 30, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other long-term liabilities:
Interest rate swaps	$(2,358)	$—	$(2,358)	$—	$(3,234)	$—	$(3,234)	$—

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

The following table presents information about the floating-to-fixed interest rate swaps in the notional amounts of $192,500 as of and for the six month period ending June 30, 2014 and notional amounts of $385,000 as of and for the six months ending June 30, 2013:

	2014	2013
Beginning Balance at January 1,	$3,234	$9,819
Reclassified from accumulated other comprehensive loss to other long-term liabilities	(876)	(1,076)
Change in fair value credited to interest expense	—	(1,016)

Ending Balance at June 30,	$2,358	$7,727

Fair value of AWN

As previously reported in Note 3 “Equity Method Investments,” the valuation of our investment in AWN, including the allocation of the purchase price to the assets and liabilities was finalized in the second quarter of 2014. The final valuation resulted in a reduction in the fair value of Deferred AWN Capacity Revenue liability. The change was driven by a refinement in the composition of the underlying assets and the estimated usage by AWN. The valuation methodology remained unchanged. As a result, the fair value of the liability was adjusted to be $64,627 from $68,182.

5.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at June 30, 2014 and December 31, 2013, respectively:

	2014	2013
2010 senior credit facility term loan due 2016	$327,700	$345,900
Debt discount - 2010 senior credit facility term loan due 2016	(1,315)	(1,687)
6.25% convertible notes due 2018	114,000	114,000
Debt discount - 6.25% convertible notes due 2018	(8,229)	(9,213)
Capital leases and other long-term obligations	6,762	7,257

	438,918	456,257
Less current portion	(8,265)	(14,256)

Long-term obligations, net of current portion	$430,653	$442,001

As of June 30, 2014, the aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to June 30, 2014, were as follows:

2014 (July 1 - December 31)	$565
2015 (January 1 - December 31)	15,417
2016 (January 1 - December 31)	313,788
2017 (January 1 - December 31)	506
2018 (January 1 - December 31)	114,287
2019 (January 1 - December 31)	278
Thereafter	3,621

$448,462

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

6.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the six month period ended June 30, 2014:

	Defined Benefit Pension Plan	Interest Rate Swaps	Total
Balance, December 31, 2013	$(2,238)	$(3,371)	$(5,609)
Other comprehensive income before reclassifications	25	516	541
Reclassifications from accumulated comprehensive loss to net income	132	539	671

Net other comprehensive income	157	1,055	1,212

Balance, June 30, 2014	$(2,081)	$(2,316)	$(4,397)

Amounts reclassified to net income from our defined benefit pension plan and interest rate swaps have been presented within “Cost of services and sales, non-affiliate” and “Interest expense,” respectively, in our “Condensed Consolidated Statements of Operations.” The estimated amount of accumulated other comprehensive loss to be reclassified to interest expense within the next twelve months is $1,259.

7.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, stock options, restricted stock, stock-settled stock appreciation rights (“SSARs”), performance share units and other awards may be granted to officers, employees, consultants, and non-employee directors.

The following table summarizes the stock option activity for the six month period ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	24	$5.36
Granted	—	—
Exercised	—	—
Canceled or expired	—	—

Outstanding at June 30, 2014	24	$5.36	0.07	$—

Exercisable at June 30, 2014	24	$5.36	0.07	$—

The following table summarizes the restricted stock unit, long-term incentive award and non-employee director stock compensation activity for the six month period ended June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	946	$3.58
Granted	931	1.89
Vested	(562)	3.64
Canceled or expired	(1)	7.14

Nonvested at June 30, 2014	1,314	$2.35

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

7.	STOCK INCENTIVE PLANS (Continued)

The following table summarizes the performance share unit activity for the six month period ended June 30, 2014:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2013	1,184	$2.94
Granted	201	1.89
Vested	(498)	2.14
Canceled or expired	(88)	1.76

Nonvested at June 30, 2014	799	$3.30

The following table summarizes the assumptions used for valuation of equity instruments granted during the six month periods ended June 30, 2014 and 2013:

	2014	2013
Restricted stock:
Risk free rate	0.03% - 0.23%	0.03% - 0.18%
Expected annual forfeiture rate	9%	0% - 9%

The following table provides selected information about the Company’s share-based compensation for the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total compensation cost for share-based payments	$540	$499	$1,193	$1,718
Weighted average grant-date fair value of equity instruments granted (per share)	$1.87	$1.63	$1.89	$1.74
Total grant date fair value of shares vested during the period	$113	$140	$2,829	$4,703
Unamortized share-based payments	$2,017	$2,551	$2,017	$2,551
Weighted average period (in years) to be recognized as expense	1.7	2.0	1.7	2.0

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

8.	EARNINGS PER SHARE

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

In connection with the Company’s acquisition of the remaining 51% interest in TekMate, $800 was payable at the Company’s option either in cash or issuance of common stock. The Company determined in the second quarter to settle this liability in cash, which was then settled on July 15, 2014, and accordingly are not included in EPS as potential common stock equivalents for the three and six month periods ended June 30, 2014.

In the three and six month periods ended June 30, 2014 and 2013, 24 and 299 options and SSARs, respectively, were out-of-the-money and therefore anti-dilutive and excluded from the calculation. Additionally, 11,088 shares related to the Company’s convertible notes were anti-dilutive for the three and six month periods ended June 30, 2014.

The calculation of basic and diluted earnings per share for the three and six month periods ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income applicable to common shares	$1,085	$37,694	$700	$41,162
Tax effected interest expense attributable to convertible notes	—	1,465	—	2,924

Net income assuming dilution	$1,085	$39,159	$700	$44,086

Weighted average common shares outstanding:
Basic shares	49,377	46,550	49,146	46,304
Effect of stock-based compensation	533	325	503	395
Effect of 6.25% convertible notes	—	11,672	—	11,672

Diluted shares	49,910	58,547	49,649	58,371

Earnings per share:
Basic	$0.02	$0.81	$0.01	$0.89

Diluted	$0.02	$0.67	$0.01	$0.76

9.	RETIREMENT PLANS

Multi-employer Defined Benefit Plan

Pension benefits for substantially all of the Company’s Alaska-based employees are provided through the Alaska Electrical Pension Fund (“AEPF”). The Company pays a contractual hourly amount based on employee classification or base compensation to the AEPF. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for, or allocated separately to, the individual employer. This plan was not in endangered or critical status during the plan year; however, it is not fully funded under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) as of June 30, 2014.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

9.	RETIREMENT PLANS (Continued)

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. This plan is not fully funded under ERISA as of December 31, 2013.

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest cost	$172	$160	$332	$320
Expected return on plan assets	(195)	(181)	(375)	(361)
Amortization of loss	64	204	268	407

Net periodic pension expense	$41	$183	$225	$366

10.	BUSINESS SEGMENTS

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

The Company enters into purchase commitments with vendors in the ordinary course of business, including minimum purchase agreements with certain suppliers of handsets. The Company also has long-term purchase contracts with vendors to support the on-going needs of its business. These purchase commitments and contracts have varying terms and in certain cases may require the Company to buy goods and services in the future at predetermined volumes and at fixed prices. The Company also has numerous obligations associated with its ownership in AWN, including: (i) spending up to $4,681 in capital expenditures to allow AWN to access certain components of the capacity contributed by the Company to AWN and (ii) to purchase its wholesale wireless services exclusively from AWN.

Subsequent to June, 30, 2014, on July 25, 2014, our undersea cable serving Juneau, Alaska was damaged by debris generated by an earthquake. The cost to repair this facility, while leasing alternative capacity, is expected to be approximately $2 million.

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $477 at June 30, 2014 against certain current claims and legal actions. We have also been involved in arbitration proceedings with AWN around the proper setting of AWN’s wholesale rates, and have a number of ongoing disputes with AWN regarding other matters. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows beyond the amounts already recorded. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	governmental and public policy changes, including lower revenues or higher obligations we will assume, resulting from regulatory actions affecting Universal Service Funding (“USF”) and the Connect America Fund (“CAF”) programs which provide high cost support, as well as inter-carrier compensation and support programs such as lifeline services to our customers

•	the impact of Verizon Wireless’ (“Verizon”) continued build-out of its wireless network in Alaska which became operational in May 2013 and the related expansion of its retail presence which Verizon has announced will happen in the fourth quarter 2014

•	the ability of our wireless joint venture Alaska Wireless Network, LLC (“AWN”) with General Communications, Inc. (“GCI”) to integrate and operate a competitive wireless network with wholesale products and terms that enables ACS to be competitive in the wireless market

•	the ability of AWN to generate sufficient free cash flow (“FCF”) to support our monthly preferred distributions

•	our substantial debt which requires us to dedicate a significant portion of our cash flow from operating activities to make debt payments which places pressure on our ability to access the capital markets

•	our ability to comply with the covenants and other terms contained in our Senior Credit Facility

•	the cost and availability of future financing in the amounts, at the terms, and subject to the conditions necessary to support our business and pursue growth opportunities

•	our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including on-going capital expenditures needed to upgrade our network to industry competitive speeds

•	our ability to continue to develop attractive, integrated products and services to evolving industry standards, and meet the pressure from competition to offer these services at lower prices

•	unanticipated damage to one or more of our undersea fiber optic cables resulting from construction or digging mishaps, fishing boats or other reasons

•	changes in general industry and market conditions, and structural declines for voice and other legacy services within the telecommunications industry

•	disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services

•	a maintenance or other failure of our network or data centers

•	a failure of back-office information technology (“IT”) systems

•	a third party claim that the Company is infringing upon their intellectual property, resulting in litigation or licensing expenses, or the loss of our ability to sell or support certain products including certain wireless devices

•	changes in overall regional or local economic conditions

•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan

•	the success or failure of any future acquisitions or other major transactions

•	geologic or other natural disturbances relevant to the location of our operations

•	the ability to attract, recruit, retain and develop the workforce necessary for implementing our business plan

•	the matters described under “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and this Quarterly Report on Form 10-Q.

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

OVERVIEW

We provide leading integrated communications services to consumer, business and wholesale customers in and out of Alaska. Our facilities-based communications network extends throughout Alaska and connects to the contiguous states via our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. We also provide wireless services through the AWN network which covers more of Alaska’s population than any other wireless network.

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

Prior to 2012, although the Company had been experiencing a steady decline in its retail wireless customer base, total revenues remained relatively unchanged. This was accomplished by generating higher foreign roaming and wireless Competitive Eligible Telecommunications Carrier (“CETC”) revenue to offset lower retail revenue. Two significant events were expected to impact this overall revenue stability. The first was Verizon’s entry into the Alaska market, and the second, was declines in wireless CETC revenue and other wireline high cost support revenue as a result of changes enacted by the FCC. Foreign roaming revenue, CETC revenue and high cost support revenues represented approximately 31% and 26% of our total revenue in the second quarter of 2013 and 2012, respectively, and profit margins on these revenue streams were relatively high.

As a result of these adverse events, management in 2012 implemented a business plan that focused on driving sustained growth in retail broadband revenue across multiple market segments: business and wholesale, consumer, and wireless. Previously, the Company had focused on select market segments, primarily wireless and enterprise, with the intent to maximize returns. These adverse external events necessitated a broader view of all market segments, and a move away from reliance on wireless CETC, high cost support and roaming revenues.

Management’s assessment of the telecom market in Alaska indicated an estimated $1.0 billion market growing approximately five percent annually. To generate sustained growth in this market, our business plan required investments in sales, service, marketing, product development and other initiatives, such as incorporating Lean methods to eliminate waste and simplify our business.

This long-term plan is resulting in improved financial results. Broadband revenue continues to grow. The Company is adding customers across many different market segments, with a focus on business customers.

In addition to this plan, on July 22, 2013, the Company announced the closing of the AWN transaction in which we combined our wireless network with that of GCI. ACS is a one-third owner of AWN, while GCI owns the remaining two-thirds. GCI and ACS are leading retail wireless providers in Alaska, and in forming AWN, they both contributed their respective non-retail wireless assets, including spectrum licenses, cell sites, backhaul facility usage rights, and other assets necessary for AWN to operate an infrastructure company that designs, builds, and operates a statewide wireless network. AWN’s network covers more of Alaska’s population than the network of any other wireless provider, and provides the latest wireless services, including LTE, to its owners. GCI and ACS independently sell these services to their respective retail customers and continue to operate as competitors in Alaska. They also compete with each other and AWN in providing backhaul services to other wireless carriers.

Under the AWN structure, AWN generates earnings based upon:

•	wholesale revenues it receives from its two retail owners, which are impacted by the number of connections and the wholesale rates established by AWN for these connections, which are approximately 70% of our retail wireless revenues,

•	payments from ACS and GCI of an amount equal to 100% of the CETC revenues received by each company,

•	roaming revenues from other wireless carriers whose customers travel to Alaska, and

•	revenues from selling backhaul to other wireless carriers (note that this does not preclude the Company from selling backhaul directly to other wireless carriers in competition with both GCI and AWN).

AWN incurs all costs associated with operation of the wireless network, and will provide a mechanism to support its owners for their wireless equipment subsidies. AWN has no debt, other than a working capital revolver, and the governance of AWN is designed to maximize the agreed-upon financial objectives of its owners to maximize its free cash flow and to distribute this free cash flow to its owners.

As an owner, ACS is benefitting from AWN in three ways:

•	GCI paid ACS $100.0 million at closing, and we used $65.0 million of these proceeds to pay down our senior term loan facility. Of the remaining $35.0 million of liquidity, $4.1 million was used to unwind interest rate swaps, and $8.5 million to fund AWN transaction fees and expenses due at closing.

•	AWN is paying ACS a preferred distribution over the first four years, after formation, totaling up to $190.0 million, subject to criteria set forth in the Operating Agreement as outlined in Note 3 Equity Method Investments in our audited financial statements for the period ended December 31, 2013.

•	After four years, we will receive future distribution of FCF in proportion to our one-third interest in AWN.

ACS will continue to provide wireless services to its retail wireless customers and our margins on wireless services will now be based on the wholesale charges paid to AWN as well as any other direct costs we incur to support our retail wireless customers. Historical costs, such as roaming COGS and wireless equipment subsidies, are primarily the responsibility of AWN. Our future wireless performance is now affected by our ability to operate within the margins we generate under the AWN structure. These margins, on average, are estimated to be 30% of our wireless retail revenue (margins primarily being our retail service revenue less the wholesale charges we pay AWN). These margins do not currently, but are intended, over time, to recover our fixed costs of operating our retail and indirect sales channels, our costs to support our customers including customer care, billing and collection, and other general and administrative costs. During the fourth quarter of 2013 we began to implement actions to address how we operate within this operating margin, including reducing our employee levels in retail stores and our contact centers, and we expect further actions throughout 2014 to continue to reduce our overall costs to provide wireless services. This retail services business is not anticipated to generate FCF for ACS, and our profits from wireless are intended to be generated through the AWN preferred distribution.

We believe that AWN’s future financial performance and the preferred distribution structure will result in a higher degree of certainty for our future FCF performance than we otherwise would have expected to generate as a standalone wireless operator, in particular with the entry of Verizon into our market.

Further, in January 2014 we entered the IT services market by purchasing the remaining 51% ownership interest in TekMate (previously we owned 49% of TekMate). TekMate provides a range of services to Alaskan businesses including Constantly On IT (“COIT”) which as a 24X7X365 support program for the IT infrastructure of its customer and other professional and managed services supporting the IT operations and infrastructure need of businesses. The overall IT market in Alaska is sized to be $1.2 billion, and we expect the TekMate acquisition to allow us to make meaningful progress with capturing market share going forward.

Finally, our business plan called for systematic expense management to ensure we operate efficiently and deliver the highest level of customer service. In 2013, the company formally adopted Lean as a framework to eliminate waste and simplify how we do business. We have established a team of process improvement experts who have embraced and are implementing the Lean framework. In 2014 our areas of focus are wireless device management, streamlining delivery of services and simplifying the sales operational process. Lean is empowering our employees to eliminate waste which will improve our customer experience. We will spend less over time and this is expected to improve our profitability and service levels to our customers. We have also made significant information technology investments to support a more dynamic and competitive contact center operational model, and movement to a more automated workforce management system for our technical field operations workforce.

In addition to growing our revenues, and substantially mitigating the risk associated with the wireless business, this long term plan has substantially reduced our long term debt through prepayment of amounts due under our senior term loan facility and convertible note buybacks totaling in an aggregate amount of $143.8 million since January 1, 2012.

REGULATORY UPDATE

The items reported under Part I, “Item 1 Business – Regulation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, are updated as follows. This section should be read in conjunction with the corresponding items previously disclosed in our Annual Report.

State of Alaska Regulation

On July 17, 2014 the Company’s local exchange subsidiaries filed a request to waive regulations that require them to maintain a tariff and submit tariff filings to the Commission in competitive study areas that have no dominant carrier. The outcome of this filing is uncertain.

Federal Universal Service Support

The Connect America Fund (CAF)

In April the FCC’s Wireline Competition Bureau adopted its cost model for use in setting CAF Phase II support levels, and provided additional detail on the upcoming transition, and offering us (and other price cap carriers serving areas outside the lower 48 contiguous states) the option to elect to continue to receive federal universal service support at current, frozen level, instead of based on the results of the model. We are analyzing the impact on Alaska, but there remains substantial uncertainty regarding the level of Universal Service Fund support the Company would receive if we elect support as determined by the cost model, and the service obligations we must meet in connection with future federal universal service support, whether determined by the cost model or set at the current, frozen level. While we expect the FCC to require us to deploy new broadband service to a substantial number of locations within our service area in either case, the FCC has yet to determine the broadband speed it will require, the number of new locations that we must serve, or the range of geographic areas where deployment will meet our universal service obligation. These questions and others are raised in a Further Notice of Proposed Rulemaking that the FCC adopted in April and released in June. Comments are due in August 2014, with the FCC expected to issue additional rules thereafter.

Business Plan Core Principles

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on being the most successful broadband solutions company in Alaska by delivering the best customer experience in the markets we choose to serve. To do this we will continue to:

•	Develop Our Workforce to Build Our Sales and Service Capabilities. We believe an engaged workforce is critical to our success.

•	Provide Exceptional Customer Service Every Time. We strive to deliver service as promised to our customers, and make it right if our customers are not satisfied with what we delivered.

•	Simplify How We Do Business. We believe we must reduce waste, which is defined as any activity that does not add value to its intended customer. Doing so improves the experience we deliver. We are accelerating our investments in technology and process improvement and adopting Lean methodologies and expect these efforts to meaningfully impact our financial performance in the long-term.

•	Offer Broadband Solutions to Our Customers at Home, at Work and Everywhere in Between. We are building on strength in designing, building and operating quality networks and providing new products and solutions to our customers.

We believe we can create value for our shareholders by:

•	Driving revenue growth through increasing broadband revenues with a focus on serving business customers,

•	Generating Adjusted EBITDA growth through margin management, and

•	Targeting free cash flow to debt reductions.

Through growth, we increase our enterprise value, and by dedicating free cash flow to debt reductions, our shareholders are benefiting from a shift in value from our debt holders to our equity holders.

2014 Operating Initiatives

•	Drive continued revenue and broadband growth in the business market segment through a variety of programs including:

•	Completing an initial phase of a programmatic investment in our broadband capabilities through a fiber-to-the-node plan, focused primarily in Anchorage. This plan will allow us to shorten loop lengths in our service areas and expand the speeds we can offer to our customers, with a primary focus on business customers. Construction of these facilities was completed at the end of 2013, and we began selling service into this network in early 2014. We will be evaluating this sales performance to assess future statewide fiber to the node builds.

•	Deploying fiber-to-the-premises for large enterprise customers such as the Anchorage School District and certain carrier customers as part of a multi-year contract that was awarded to us in 2014.

•	Continuing to build on the success we are seeing with multiple business customer win backs from our competitor. We believe we have established traction with our win back efforts and are consistently winning market share in the business market.

•	The integration of our ownership in TekMate is driving managed services growth with additional IT and managed services to business customers, and

•	Providing an increasing array of products such as hosted VOIP, which differentiates our capabilities for business customers in the markets we serve

•	Manage profitability in the consumer market segment through several programs including:

•	Realigning wireless retail operations, including product changes like device options of “Buy it. Bring it. Finance it.™” plans and Prepackaged Phones, and a variety of sales and service channel changes that reduce our overall cost of providing wireless services while continuing to effectively compete in the marketplace.

•	Managing demand and volumes for consumer broadband to better manage our cost to provide these services.

•	Complete and derive value from a variety of process improvement and technology initiatives we commenced over the last year including our contact center, field operations and engineering organizations.

•	Continue work with the FCC to seek ways to provide more predictable and appropriate long-term funding sources to fulfill our broadband build-out obligations required by this agency so that Alaskans have more universal access to our broadband network. Our high cost support revenue, totaling approximately $19.7 million is “frozen”, meaning the amount we are receiving is fixed, but the FCC is working to finalize rules as to our obligations if we elect to continue to receive this frozen support. The size, timing and extent of these obligations may have a material effect on our future cash flows, as we anticipate our future capital spending will likely be higher to support these future broadband build-out obligations.

Revenue Sources by Customer Group

We manage our revenues based in the following categories:

•	Business and Wholesale: Revenues from this category is the largest contributor to overall revenues, and is our primary area of focus. We provide communications services such as voice and broadband, and managed services including data network hosting, IT management, cloud-based services, and long distance services to these customers primarily over our own network. We expect substantial revenue growth in this area.

•	Consumer: We provide voice and broadband services to residential customers. We expect revenue performance in this area to be steady.

•	Other Services (including access services and high cost support): We provide voice and broadband termination services to inter- and intrastate carriers who provide services to our retail customers. We also receive inter- and intrastate high cost universal support funds and similar revenue streams structured by state and federal regulatory agencies that allow us to recover our costs associated with providing universal service in Alaska. We expect revenue in this area to steadily erode.

•	Wireless: We provide wireless voice and broadband services, and other value-added wireless products and services, such as wireless devices, across Alaska with roaming coverage available in the contiguous states, Hawaii and Canada by utilizing the AWN network. We expect revenue in this area to be impacted by increasing levels of competition.

•	AWN Related: We report revenues that are related to our ownership position in AWN. These revenues do not materially impact our cash from operations, as the profits from AWN are generated through the preferred distribution structure.

Executive Summary

The following summary should be read in conjunction with “Non-GAAP Financial Measures” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating Revenues

Because we closed on the AWN transaction in July 2013, our year-over-year comparisons are impacted by the movement of roaming and certain other revenue streams to AWN. Accordingly, consolidated operating revenue of $80.6 million decreased $17.2 million, or 17.6%, in the second quarter of 2014 compared with the same period in 2013. The decline was driven primarily by the impact of the AWN transaction which, as expected, shifted over $19 million of roaming revenue to AWN.

Total Service and Other Revenue, our core area of focus, experienced strong performance for the quarter, and was $55.5 million, an increase of $5.7 million, or 11.5%, on year-over-year basis. This was driven by strength in broadband, which benefitted from approximately $2.1 million of revenue associated with the release of CAF phase I revenue reserves, and TekMate contributing $0.9 million of year-over-year improvement.

Adjusted EBITDA

Adjusted EBITDA, as defined in “Non-GAAP Financial Measures” (“Adjusted EBITDA”) of $23.8 million decreased $10.2 million, or 29.9% due to the consummation of the AWN transaction. Our focus for 2014 is to deliver on our financial guidance of generating approximately $90 million of Adjusted EBITDA. Our performance for the first half of the year is tracking with these expectations.

Operating Metrics

Operating metrics are essential to understand the characteristics of our “Service and Other Revenues” and drivers of our key areas of revenue growth or decline. Business broadband connections of 19,618 and average monthly revenue per user (“ARPU”) of $189.54 at June 30, 2014, was up from connections of 19,104 and ARPU of $174.87 in the comparable periods of 2013. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as does a customer with a 1MB connection. We believe that ARPU is an important metric indicating the increasing amounts of bandwidth that we provide to our customers and that it has been, and we expect it to continue to grow at a faster rate than connections.

Consumer broadband connections of 39,022 were up from 37,611 or 3.8% year-over-year. Consumer broadband ARPU also improved to $52.51 in the second quarter of 2014 compared with $49.21 in the second quarter of 2013 as the result of customers choosing our higher bandwidth products.

Wireless connections of 109,578 at June 30, 2014 decreased 4.2% from 114,419 at June 30, 2013. Postpaid wireless connections fell to 83,468 at June 30, 2014 from 88,876 at June 30, 2013. Weakness in postpaid was attributable to several factors, including dissatisfaction from our customers who have moved to the AWN network which, in particular markets, has weaker coverage characteristics from our legacy CDMA network, and customers moving to national carriers with better device availability and nationwide coverage. Partially offsetting this decline was growth in prepaid wireless connections which increased to 18,663 from 15,684 year-over-year. This growth in prepaid connections fell short of our expectations as we were delayed in moving to AWN’s new prepaid platform to support LTE prepaid products until the latter half of 2013.

Prior to the AWN transaction, our wireless equipment subsidy was a significant part of our operating performance and represented $3.5 million and $7.0 million in the three and six months ended June 30, 2013, respectively. Under AWN, we receive certain support payments on a per handset basis from AWN, which substantially reduces our overall cost of equipment. Our wireless subsidy cost has declined to $0.3 million and $0.7 million in the three and six months ended June 30, 2014. We do not expect the wireless equipment subsidy to be a significant part of our operating performance in future years.

The table below provides certain key operating metrics as of or for the periods indicated. ARPU is defined as average monthly revenue per user.

	June 30,
	2014	2013
Voice:
At quarter end:
Consumer access lines	46,740	52,438
Business access lines	80,172	80,517
Quarter:
ARPU - consumer	$26.95	$27.25
ARPU - business	$23.63	$23.93
Year-to-date:
ARPU - consumer	$26.74	$26.72
ARPU - business	$23.52	$23.79

Broadband: (1)
At quarter end:
Consumer connections	39,022	37,611
Business connections	19,618	19,104
Quarter:
ARPU - consumer	$52.51	$49.21
ARPU - business (2)	$189.54	$174.87
Year-to-date:
ARPU - consumer	$51.65	$48.64
ARPU - business (2)	$186.37	$171.59

Wireless:
At quarter end:
Postpaid connections	83,468	88,876
Lifeline connections	7,447	9,859
Prepaid connections	18,663	15,684

Total	109,578	114,419

Quarter:
ARPU - retail wireless	$52.55	$52.68
Year-to-date:
ARPU - retail wireless	$52.23	$52.38

Churn:
Voice connections (3)	1.9%	1.3%
Broadband connections (1) (3)	2.4%	2.0%
Wireless connections	2.4%	2.4%

(1)	Consumer and business broadband connections, ARPU, and churn have been restated to exclude dial up lines.
(2)	Business broadband ARPU was restated to reflect the movement of IT servcies revenue into a separate category.
(3)	Voice and broadband churn have been restated to exclude wholesale lines.

Liquidity

We generated $6.2 million of cash from operating activities in the second quarter of 2014 compared with $19.9 million in the second quarter of 2013. This decrease was primarily the result of certain wireless related revenue streams transferring to AWN as of July 2013, The cash generated from operating activities combined with the $12.5 million in distributions from AWN in the second quarter of 2014 funded the $8.6 million in total capital spending and $5.4 million in repayments of debt.

Other Initiatives

During 2014, we are implementing several process improvement initiatives and technologies which are expected to result in improved customer experience and cost savings. Examples of these initiatives include implementing Kan Ban inventory management system in our retail stores, deploying an automated workforce routing and management system to our field work force, and adding new functionality for our customers to interact with us through the web and other on-line media.

AWN has indicated that it is targeting the completion of LTE service to 80% of Alaska’s population by the end of this year and we believe that our positioning in the marketplace will improve from this statewide network build-out.

RESULTS OF OPERATIONS

All amounts are discussed at the consolidated level after the elimination of intercompany revenue and expense.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

	Three Months Ended June 30,
(in thousands)	2014	2013	Change	% Change
Service revenue:
Business and wholesale customers
Voice	$5,671	$5,790	$(119)	-2.1%
Broadband	11,085	9,962	1,123	11.3%
IT services	945	—	945	n/a
Other	1,775	2,187	(412)	-18.8%
Wholesale	8,266	7,461	805	10.8%

Business and wholesale service revenue	27,742	25,400	2,342	9.2%

Consumer customers
Voice	3,837	4,353	(516)	-11.9%
Broadband	6,244	5,605	639	11.4%
Other	359	383	(24)	-6.3%

Consumer service revenue	10,440	10,341	99	1.0%

Total service revenue	38,182	35,741	2,441	6.8%

Growth in service revenue	6.8%
Growth in broadband service revenue	11.3%

Other revenue:
Equipment sales	1,274	343	931	271.4%
Access	8,968	9,268	(300)	-3.2%
High cost support	7,075	4,412	2,663	60.4%

Total service and other revenue	55,499	49,764	5,735	11.5%

Growth in service and other revenue	11.5%
Growth excluding equipment sales	9.7%

Wireless revenue:
Business and consumer service revenue	17,129	18,030	(901)	-5.0%
Equipment sales	1,115	1,282	(167)	-13.0%
Other	1,450	1,049	401	38.2%

AWN related:
Foreign roaming	—	19,409	(19,409)	-100.0%
Wireless backhaul	—	2,193	(2,193)	-100.0%
CETC	4,516	6,030	(1,514)	-25.1%
Amortization of deferred AWN capacity revenue	849	—	849	n/a

Total AWN related	5,365	27,632	(22,267)	-80.6%

Total wireless & AWN related revenue	25,059	47,993	(22,934)	-47.8%

Total operating revenues	$80,558	$97,757	$(17,199)	-17.6%

Operating expenses:
Cost of services and sales, non-affiliate	29,800	37,015	(7,215)	-19.5%
Cost of services and sales, affiliate	15,001	189	14,812	n/a
Selling, general and administrative	25,314	27,646	(2,332)	-8.4%
Depreciation and amortization	8,475	11,450	(2,975)	-26.0%
Loss on disposal of assets, net	410	585	(175)	-29.9%
(Earnings) loss from equity method investments	(9,168)	21	(9,189)	n/a

Total operating expenses	69,832	76,906	(7,074)	-9.2%

Operating income	10,726	20,851	(10,125)	-48.6%
Other income and expense:
Interest expense	(8,672)	(10,156)	1,484	-14.6%
Loss on extinguishment of debt	—	(276)	276	-100.0%
Interest income	6	8	(2)	-25.0%
Other	—	(13)	13	-100.0%

Total other income and expense	(8,666)	(10,437)	1,771	-17.0%

Income before income tax (expense) benefit	2,060	10,414	(8,354)	-80.2%
Income tax (expense) benefit	(975)	27,280	(28,255)	-103.6%

Net income	$1,085	$37,694	$(36,609)	-97.1%

Operating Revenue

Business and Wholesale

Business and Wholesale revenue of $27.7 million increased $2.3 million, or 9.2%, in the second quarter of 2014 from $25.4 million in the same period of 2013. This improvement was primarily driven by a $1.1 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Growth of broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Broadband ARPU increased to $189.54 in 2014 from $174.87 in 2013, an increase of 8.4%. Additionally, wholesale revenue increased $0.3 million related to an increase in carrier circuits, and with our purchase of TekMate we have generated $0.9 million in recurring IT services revenue during the period. We also experienced a general decline in voice revenue year-over-year.

Consumer

Consumer revenue of $10.4 million increased $0.1 million, or 1.0%, in the second quarter of 2014 from $10.3 million in the same period of 2013. Broadband revenue and Broadband connections increased $0.6 million and 1,411 year-over-year, respectively. Customers are subscribing to higher levels of bandwidth speeds which resulted in an increase in ARPU of $52.51 from $49.21 in the prior year, an increase of 6.7%. Partially offsetting the increase in broadband, voice revenue decreased $0.5 million primarily due to 5,698 fewer connections and a decrease in ARPU to $26.95 from $27.25 in the prior year. This trend is expected to continue as more customers discontinue using their fixed landline voice service and move to wireless alternatives.

Other Revenue

Other revenue of $17.3 million increased $3.3 million over the prior year of $14.0 million due to $2.7 million in increased high cost support including $2.1 million release of CAF phase I reserves in the current quarter, and $0.9 million in higher equipment sales primarily related to TekMate; partially offset by $0.3 million in lower access revenue, caused by lower minutes of use from long distance carriers that use our network to originate and terminate their calls.

Wireless

Wireless revenue of $19.7 million decreased $0.7 million, or 3.3%, in the in the second quarter of 2014 from $20.4 million in the same period of 2013 due to decreases in our wireless subscriber base of 4,841 year-over-year as discussed in the operating metrics section above. The transition to AWN’s LTE network has caused some disruption to our customer base due to network coverage issues, and the lack of handset availability vis a vis AWN’s other member carrier customer, GCI. We have experienced moderate subscriber gains in the second quarter of 2014 from the losses we experienced in 2013, and the first quarter of 2014, due to focused management, targeted sales and retention increases.

AWN Related

AWN related revenues changed substantially on a year-over-year basis as a result of the AWN transaction which closed in July 2013. Upon closing of AWN, we no longer generate foreign roaming revenue which totaled $19.4 million in the second quarter of 2013. Wireless backhaul revenue declined $2.2 million in the three month period of 2014 from the same period of the previous year. All existing backhaul contracts with wireless carriers transferred to AWN at closing, resulting in this year-over-year decrease. We intend to enter into new backhaul agreements and expect this revenue stream, which is now reported in Business and Wholesale Service Revenue, to grow in the future. CETC revenue decreased on a year-over-year basis to $1.5 million. Under the AWN structure, we pass through to AWN an amount equal to our CETC revenue so it does not contribute to our overall net income or cash from operations. Partially offsetting these decreases was an increase of $0.8 million in AWN capacity revenue which represents a new revenue stream for us under the AWN structure.

Operating Expenses

Cost of Services and Sales, Non-Affiliates

Cost of services and sales, non-affiliates of $29.8 million decreased $7.2 million, or 19.5%, in the three month period ended June 30, 2014, from $37.0 million in the same period of 2013. This decrease was primarily due to certain operating expenses that have moved to AWN such as $4.6 million in roaming costs, $1.2 million in cell site leases and $2.0 million in leased circuit and transport costs. We also experienced decreases of $0.3 million in lower USF contribution costs primarily as a result of the Transformation Order, and other reductions in the revenue base subject to the surcharges and $0.3 million in wireless device and accessory costs. Partially offsetting these decreases are increases of $1.0 million in TekMate equipment and services and $0.5 million in labor primarily in our service delivery organization.

Cost of Services and Sales, Affiliates

Cost of services and sales, affiliates of $15.0 million increased $14.8 million in the three month period ended June 30, 2014 from $0.2 million in the same period of 2013. This increase was due to the consummation of the AWN transaction. These costs include $13.6 million in AWN wholesale charges, representing a new cost for us purchasing wholesale wireless plans from AWN and $4.5 million representing our contractual obligation to pass an amount equal to our CETC Revenue to AWN. These costs were partially offset by $3.1 million in handset subsidy support received from AWN which serves to lower our overall operating expenses.

Selling, General and Administrative

Selling, general and administrative expenses of $25.3 million decreased $2.3 million, or 8.4%, in the three month period ended June 30, 2014 from $27.6 million in the same period of 2013. This decrease is primarily due to reduced labor costs of $1.6 million primarily related to management and sales incentives and reductions of $0.4 million in AWN transaction costs and $0.5 million in contingent litigation costs.

Depreciation and Amortization

Depreciation and amortization expense of $8.5 million decreased $3.0 million, or 26.0%, in the three month period of 2014 from $11.5 million in the same period of 2013. The year-over-year decrease was primarily due to the sale of assets to GCI and the contribution of assets with a book value of $63.4 million to AWN in late July 2013.

Loss on Disposal of Assets, Net

The loss on the disposal of assets of $0.4 million in the three month period of 2014 was primarily associated with the write-off of wireless inventory. The $0.6 million loss on the disposal of assets in the three month period of 2013 was primarily associated with the retirement of wireless equipment as we upgraded our LTE network.

Other Income and Expense

Interest expense of $8.7 million in the second quarter of 2014 decreased $1.5 million compared with $10.2 million in the same period of 2013. This decrease was primarily due to $1.7 million in lower interest expense on overall lower debt balances. Offsetting this decrease was $0.1 million non-cash interest related to a $5.0 million pay-down on our Senior Credit Facility in April of 2014.

In the fourth quarter of 2012, an interest rate swap in the notional amount of $192.5 million no longer met the criteria for prospective hedge accounting treatment. In the second quarter of 2013 the $0.6 million favorable change in the fair value of this swap was credited to interest expense. Additionally, we experienced $0.5 million lower interest expense due to the extinguishment of this swap in August of 2013.

Income Taxes

Income tax expense and the effective tax rate in the second quarter of 2014 were $1.0 million and 47.3%, respectively, compared with a net income tax benefit of $27.3 million for the same period of 2013. This amount primarily reflected a $29.9 million benefit from the favorable settlement of the Crest IRS examination and a $1.9 million benefit from the decrease in our valuation allowance. Excluding this benefit, our income tax expense and effective tax rate were $4.5 million and 43.3%, respectively for the three month period ending June 30, 2013.

Net Income

We had a net income of $1.1 million in the second quarter of 2014 compared to net income of $37.7 million in the same period of 2013. The year-over-year results reflect the revenue and operating expense items discussed above.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

	Six Months Ended June 30,
(in thousands)	2014	2013	Change	% Change
Service revenue:
Business and wholesale customers
Voice	$11,282	$11,513	$(231)	-2.0%
Broadband	21,696	19,429	2,267	11.7%
IT services	1,533	—	1,533	n/a
Other	3,456	4,043	(587)	-14.5%
Wholesale	16,179	15,052	1,127	7.5%

Business and wholesale service revenue	54,146	50,037	4,109	8.2%

Consumer customers
Voice	7,713	8,672	(959)	-11.1%
Broadband	12,105	10,847	1,258	11.6%
Other	782	797	(15)	-1.9%

Consumer service revenue	20,600	20,316	284	1.4%

Total service revenue	74,746	70,353	4,393	6.2%

Growth in service revenue	6.2%
Growth in broadband service revenue	11.6%

Other revenue:
Equipment sales	2,111	935	1,176	125.8%
Access	17,961	18,783	(822)	-4.4%
High cost support	13,349	8,574	4,775	55.7%

Total service and other revenue	108,167	98,645	9,522	9.7%

Growth in service and other revenue	9.7%
Growth excluding equipment sales	8.5%

Wireless revenue:
Business and consumer service revenue	34,185	35,934	(1,749)	-4.9%
Equipment sales	2,119	2,530	(411)	-16.2%
Other	2,797	2,150	647	30.1%

AWN related:
Foreign roaming	—	34,435	(34,435)	-100.0%
Wireless backhaul	70	4,168	(4,098)	-98.3%
CETC	9,861	10,954	(1,093)	-10.0%
Amortization of deferred AWN capacity revenue	1,690	—	1,690	n/a

Total AWN related	11,621	49,557	(37,936)	-76.6%

Total wireless & AWN related revenue	50,722	90,171	(39,449)	-43.7%

Total operating revenues	$158,889	$188,816	$(29,927)	-15.8%

Operating expenses:
Cost of services and sales, non-affiliate	59,858	72,334	(12,476)	-17.2%
Cost of services and sales, affiliate	29,761	317	29,444	n/a
Selling, general and administrative	49,909	54,443	(4,534)	-8.3%
Depreciation and amortization	17,265	24,082	(6,817)	-28.3%
Loss on disposal of assets, net	811	626	185	29.6%
(Earnings) loss from equity method investments	(17,691)	21	(17,712)	n/a

Total operating expenses	139,913	151,823	(11,910)	-7.8%

Operating income	18,976	36,993	(18,017)	-48.7%
Other income and expense:
Interest expense	(17,529)	(20,185)	2,656	-13.2%
Loss on extinguishment of debt	—	(276)	276	-100.0%
Interest income	14	18	(4)	-22.2%
Other	—	(13)	13	-100.0%

Total other income and expense	(17,515)	(20,456)	2,941	-14.4%

Income before income tax (expense) benefit	1,461	16,537	(15,076)	-91.2%
Income tax (expense) benefit	(761)	24,625	(25,386)	-103.1%

Net income	$700	$41,162	$(40,462)	-98.3%

Operating Revenue

Business and Wholesale

Business and Wholesale revenue of $54.1 million increased $4.1 million, or 8.2%, in the six month period of 2014 from $50.0 million in the same period of 2013. This improvement was primarily driven by a $2.3 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Growth of broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Broadband ARPU increased to $186.37 in 2014, from $171.59 in 2013, an increase of 8.6%. Additionally, wholesale revenue increased $0.6 million related to an increase in carrier circuits, and with our purchase of TekMate we have generated $1.5 million in recurring IT services revenue during the period. We also experienced a general decline in voice revenue year-over-year.

Consumer

Consumer revenue of $20.6 million increased $0.3 million, or 1.4%, in the six month period 2014 from $20.3 million in 2013. Voice revenue decreased $1.0 million primarily due to 5,698 fewer connections offset by marginally higher ARPU of $26.74 from $26.72 in the prior year. This trend is expected to continue as more customers discontinue using their fixed landline voice service and move to wireless alternatives. Partially offsetting the decrease in voice, broadband revenue increased $1.3 million. Broadband connections increased 1,411 year-over-year and customers are subscribing to higher levels of bandwidth speeds, which resulted in an increase in ARPU of $51.65 from $48.64 in the prior year, an increase of 6.2%.

Other Revenue

Other revenue of $33.4 million in the six months period of 2014 increased $5.1 million over the prior year of $28.3 million due to $4.8 million in increased high cost support including $2.1 million release of CAF phase I reserves in the second quarter of 2014, an increase of $0.8 million in certain tax reserves recognized over time during 2013 and released in full in the first quarter of 2014, $1.8 million in CAF which was being partially reserved in the first quarter of 2013 and is not in 2014, and $1.1 million in higher equipment sales; partially offset by $0.8 million in lower access revenue caused by lower minutes of use from long distance carriers that use our network to originate and terminate their calls.

Wireless

Wireless revenue of $39.1 million decreased $1.5 million or 3.7%, in 2014 from $40.6 million in 2013 due to decreases in our wireless subscriber base of 4,841 year-over-year as discussed in the operating metrics section above. The transition to AWN’s LTE network has caused some disruption to our customer base due to network coverage issues, and the lack of handset availability vis a vis AWN’s other member carrier customer, GCI. Subscriber losses have moderated in the six month period of 2014 from what we experienced in 2013 due to focused management, targeted sales and retention increases.

AWN Related

AWN related revenues changed substantially on a year-over-year basis as a result of the AWN transaction which closed in July 2013. Upon closing of AWN, we no longer generate foreign roaming revenue and foreign roaming revenue was $34.4 million in the six month period of 2013. Wireless backhaul revenue of $0.1 million, declined $4.1 million from $4.2 million in the previous year. All existing backhaul contracts with wireless carriers transferred to AWN at closing, resulting in this year-over-year decrease. We intend to enter into new backhaul agreements and expect this revenue stream to grow in the future, which is now reported in Business and Wholesale Service Revenue. CETC revenue decreased on a year-over-year basis to $9.9 million. Under the AWN structure, we pass through to AWN an amount equal to our CETC revenue so it does not contribute to our overall net income or cash from operations. Partially offsetting these decreases are an increase of $1.7 million in AWN capacity revenue which represents a new revenue stream for us under the AWN structure.

Operating Expenses

Cost of Services and Sales, Non-Affiliates

Cost of services and sales, non-affiliates of $59.9 million decreased $12.5 million, or 17.2%, in the six month period June 30, 2014 from $72.3 million in the same period of 2013. This decrease was primarily due to certain operating expenses that have moved to AWN such as $8.5 million in roaming costs, $2.2 million in cell site leases and $3.3 leased circuit and transport costs, We also experienced decreases of $1.0 million in wireless device and accessory costs and $0.7 million in lower USF contribution costs primarily as a result of the Transformation Order, and other reductions in the revenue base subject to the surcharges. Partially offsetting these decreases are increases of $1.6 million in labor primarily in our service delivery organization and $1.5 million in TekMate equipment and services.

Cost of Services and Sales, Affiliates

Cost of services and sales, affiliates of $29.8 million increased $29.4 million in the six month period ended June 30, 2014 from $0.3 million in the same period of 2013. This increase was due to the consummation of the AWN transaction. These costs include $25.7 million in AWN wholesale charges, representing a new cost for us purchasing wholesale wireless plans from AWN and $9.7 million representing our contractual obligation to pass an amount equal to our CETC Revenue to AWN. These costs were partially offset by $5.8 million in handset subsidy support received from AWN which serves to lower our overall operating expenses.

Selling, General and Administrative

Selling, general and administrative expenses of $49.9 million decreased $4.5 million, or 8.3%, in the six month period ended June 30, 2014 from $54.4 million in the same period of 2013. This decrease is primarily due to reduced labor costs of $1.6 million in management incentives and $0.6 million in stock compensation expense, and reductions of $1.1 million in AWN transaction costs and $1.2 million in contingent litigation costs.

Depreciation and Amortization

Depreciation and amortization expense of $17.3 million decreased $6.8 million, or 28.3%, in the six month period of 2014 from $24.1 million in the same period of 2013. This year-over-year decrease was primarily due to the sale of assets to GCI and the contribution of assets with a book value of $63.4 million to AWN in late July 2013 as well as a number of pooled asset classes reaching their maximum depreciable lives.

Loss on Disposal of Assets, Net

The loss on the disposal of assets of $0.8 million in the six month period of 2014 was primarily associated with the write-off of obsolete inventory and $0.4 million related to projects that moved to AWN. The $0.6 million loss on the disposal of assets in the six month period of 2013 was primarily associated with the retirement of wireless equipment as we upgrade our LTE network.

Other Income and Expense

Interest expense of $17.5 million in the six month period of 2014 decreased $2.7 million compared with $20.2 million in the same period of 2013. This decrease was primarily due to $3.6 million in lower interest expense on overall lower debt balances. Offsetting this decrease was $0.6 million non-cash interest related to a $13.2 million and $5.0 million pay-downs on our Senior Credit Facility in January and April, respectively.

In the fourth quarter of 2012, an interest rate swap in the notional amount of $192.5 million no longer met the criteria for prospective hedge accounting treatment. In the second quarter of 2013 the $1.0 million favorable change in the fair value of this swap was credited to interest expense. Additionally, we experienced $0.9 million lower interest expense due to the extinguishment of this swap in August of 2013.

Income Taxes

Income tax expense and the effective tax rate in the six month period of 2014 were $0.8 million and 52.1%, respectively, compared with a net income tax benefit of $24.6 million in the same period of 2013. This amount primarily reflected a $29.9 million benefit from the favorable settlement of the Crest IRS examination and a $1.9 million benefit from the decrease in our valuation allowance. Excluding this benefit, our income tax expense and effective tax rate were $7.2 million and 43.3%, respectively for the six-month period ending June 30, 2013.

Net Income

We had a net income of $0.7 million in the six month period of 2014 compared to net income of $41.2 million in the same period of 2013. The year-over-year results reflect the revenue and operating expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures and debt service in the first six months of 2014 primarily through internally generated funds and distributions from AWN. At June 30, 2014, we had $27.7 million in cash and cash equivalents, $0.5 million in restricted cash and a $30.0 million undrawn revolving credit facility. Outstanding standby letters of credit commit $2.0 million of that available revolving credit facility at June 30, 2014.

Our major sources and uses of funds in the six months ended June 30, 2014 and 2013 are as follows:

	Six Months Ended June 30,
(in thousands)	2014	2013
Net cash provided by operating activities	$20,053	$45,484
Capital expenditures	$(17,874)	$(13,597)
Capitalized interest	$(1,362)	$(870)
Change in unsettled capital expenditures	$(4,414)	$(3,829)
Proceeds on sale of assets	$—	$1,935
Return of capital from equity investment	$7,342	$—
Net debt repayments	$(18,742)	$(30,381)
Interest paid	$(16,028)	$(18,383)
Non-cash acquisition purchase price, net of cash received	$1,850	$—

Cash Flows from Operating Activities

Cash provided by operating activities of $20.1 million in the first six months of 2014 decreased $25.4 million compared to the $45.5 million reported in the prior year primarily due to the changes in our operations that occurred as a result of the AWN transaction which closed in July 2013. See Results of Operations – Operating Revenue – AWN Related for additional discussion.

Interest payments, net of cash interest income and including capitalized interest, were $16.0 million and $18.4 million in the first six months of 2014 and 2013, respectively. Through a series of interest rate swap transactions, interest on 59% of our term loan at June 30, 2014 is effectively fixed at an annual rate of 7.22% until September 2015. Our $120.0 million convertible debt has a fixed coupon rate of 6.25% and a current outstanding balance of $114.0 million.

Cash Flows from Investing Activities

Cash used in investing activities of $16.2 million in the first six months of 2014 consisted of capital expenditures totaling $23.7 million associated primarily with our fiber and circuit network build out and IT infrastructure, partially offset by $7.3 million of cash distributions as a return of capital from our equity method investments.

Cash used in investing activities of $14.8 million in the first six months of 2013 consisted of capital expenditures totaling $18.3 million associated primarily with our IT infrastructure and construction of our 4G LTE wireless network, partially offset by $1.9 million of proceeds from the sale of excess property and $1.5 million in the liquidation of certain short-term investments.

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

Cash Flows from Financing Activities

Cash used in financing activities of $19.2 million in the first six months of 2014 consisted primarily of repayments of long term debt of $18.7 million, including the early payment of $13.2 million in annual scheduled payments and a voluntary $5.0 million payment on the term loan component of our Senior Credit Facility for 2014.

Cash used in financing activities of $31.1 million in the first six months of 2013 consisted primarily of repayments of long term debt of $30.4 million, including the $13.0 million remaining outstanding balance of our 5.75% Notes and scheduled payments on the term loan component of our Senior Credit Facility of $16.7 million.

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

We are responding to these challenges by (i) driving retail growth in broadband revenues to business and consumers; (ii) working towards the integration of the AWN Transaction, which is expected to accelerate the pay down of debt and provide more predictability in our wireless cash flows through the preferred distribution structure contained in the relevant agreements; (iii) reducing the amount of capital spending from the levels we incurred in 2013; and (iv) the suspension of the cash dividend on our common stock in 2012.

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

The Senior Credit Facility also requires that we maintain certain financial ratios as defined under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013. As disclosed below, we were in compliance with all such ratios as of June 30, 2014.

Total Leverage Ratio: Our “total leverage ratio” may not exceed 6.00 to 1.00 and was 4.75 to 1.00 as of June 30, 2014.

Senior Secured Leverage Ratio: Our “senior secured leverage ratio” may not exceed 4.75 to 1.00 and was 3.70 to 1.00 as of June 30, 2014.

Fixed Charges Coverage Ratio Leverage Ratio: Our “fixed charges coverage ratio” may not be less than 2.25 to 1.00 and was 2.69 to 1.00 as of June 30, 2014.

Substantially all of our assets (including those of our subsidiaries) have been pledged as collateral for our Senior Credit Facility.

We believe that we will have sufficient cash on hand, cash provided by operations and availability under our Senior Credit Facility to service our debt and fund our operations, capital expenditures and other obligations over the next twelve months. However, our ability to make such an assessment is dependent upon our future financial performance, which is subject to future economic conditions and to financial, business, regulatory, competitive entry and many other factors, many of which are beyond our control and could impact us during the time period of this assessment. See “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.and this report for further information regarding these risks.

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

Adjusted EBITDA Margin, is defined as Adjusted EBITDA divided by Operating Revenues.

Free cash flow is defined as Adjusted EBITDA, less capital expenditures that create an obligation to pay (“incurred capital expenditures”), less amortization of deferred AWN capacity revenue (a non-cash revenue item), less AWN transaction-related capital costs, less cash interest expense.

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

The following table provides the computation of our Non-GAAP measures for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$1,085	$37,694	$700	$41,162
Add (subtract):
Interest expense	8,672	10,156	17,529	20,185
Loss on extinguishment of debt	—	276	—	276
Interest income	(6)	(8)	(14)	(18)
Depreciation and amortization	8,475	11,450	17,265	24,082
Loss on sale of short-term investments	—	13	—	13
Loss on disposal of assets	410	585	811	626
Loss (earnings) from equity method investment in TekMate	—	21	(12)	21
Earnings from equity method investment in AWN	(9,168)	—	(17,679)	—
AWN distributions received	12,500	—	25,000	—
AWN distributions received for the prior period	(4,167)	—	(4,167)	—
AWN distributions receivable within 12 days	4,167	—	4,167	—
Income tax expense (benefit)	975	(27,280)	761	(24,625)
Stock-based compensation	540	499	1,193	1,718
Long-term cash incentives	301	161	985	330
AWN transaction-related costs	40	427	212	1,272

Adjusted EBITDA	$23,824	$33,994	$46,751	$65,042

Less:
Incurred capital expenditures	(10,710)	(7,629)	(17,874)	(13,597)
Amortization of deferred AWN capacity revenue	(849)	—	(1,690)	—
AWN transaction-related capital costs, net change	—	14	—	(41)
Cash interest expense	(9,466)	(11,219)	(16,028)	(18,383)

Free cash flow	$2,799	$15,160	$11,159	$33,021

Operating revenues	$80,558	$97,757	$158,889	$188,816

Adjusted EBITDA Margin	29.6%	34.8%	29.4%	34.4%

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

Guidance for the following categories is reaffirmed as follows:

•	Revenue of approximately $310 million.

•	Adjusted EBITDA of approximately $90 million.

•	Free cash flow of approximately $20 million.

Guidance for capital expenditures is revised as follows:

•	Capital expenditures of approximately $40 million is revised to between $40-45 million.

Our guidance for capital spending has increased to reflect a two year project, which commenced in the second half of 2014, to build fiber facilities on behalf of a customer. The customer is funding the project during the period of the build and in 2014 cash payments will offset this higher capital spending. Accordingly, our capital spending guidance has increased but our free cash flow guidance is unchanged. We anticipate that this multi-year project will be accretive to free cash flow in 2015.

On July 25, 2014, our undersea cable serving Juneau, Alaska was damaged by debris generated by an earthquake. The cost to repair this facility, while leasing alternative capacity, is expected to be approximately $2 million. The costs from this unusual event will be excluded from the above guidance considerations.

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of June 30, 2014, we have recorded litigation reserves of $0.5 million against certain of those claims and legal actions. We have also been involved in arbitration proceedings with AWN around the proper setting of AWN’s wholesale rates, and have a number of ongoing disputes with AWN regarding other matters. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, comprehensive income or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress. See also Part II, “Item 1, Legal Proceedings.”

EMPLOYEES

As of June 30, 2014 we employed 850 regular full-time employees, 29 regular part-time employees and 12 temporary employees. Approximately 61% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement with the IBEW governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska through December 31, 2015. Management considers employee relations to be generally good.

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional discussion on the application of these and other significant accounting policies, see Note 1 - Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. These policies and estimates are considered critical because they had a material impact, or have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates.

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

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued its new revenue recognition guidance in ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” which is effective for annual reporting periods beginning after December 15, 2016. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the impact of the adoption of this guidance on its results of operations, financial position, and cash flows.

On June 19, 2014, the FASB issued ASU 2014-12 “Compensation – Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The ASU is effective for annual periods beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of this guidance and does not expect the adoption of which to have a material impact on its results of operations, financial position, and cash flows.

ADDITIONAL INFORMATION

None

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is associated with changes in interest rates. The interest rates and cash interest payments were effectively fixed on approximately $305.0 million, or 70%, of our total borrowings of $438.9 million as of June 30, 2014. Our 6.25% Notes have a fixed coupon rate. The term loan component of our Senior Credit Facility bears interest of LIBOR plus 4.75% with a LIBOR floor of 1.5% as of June 30, 2014.

We manage our exposure to fluxuations in LIBOR and the resulting impact on interest expense and cash interest payments on our Senior Credit Facility through the utilization of floating-to-fixed interest rate swaps designated as cash flow hedges. As of June 30, 2014, interest expense on $192.5 million, or 59%, of the amount outstanding under the Senior Credit Facility was hedged. A hypothetical 100 basis point increase in LIBOR over the floor of 1.5% during the next twelve months would result in an approximately $1.3 million increase in interest expense and cash interest payments associated with the unhedged portion of the Senior Credit Facility over the next twelve months.

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

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated any changes in our internal controls over financial reporting that occurred during the second quarter of 2014. Based on this evaluation, we have concluded that there were no changes in our internal controls over financial reporting during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of June 30, 2014 we have recorded litigation reserves of $0.5 million against certain current claims and legal actions. We are also involved in arbitration with AWN around the proper setting of AWN’s wholesale rates. Other than as described above and as disclosed previously in “Item 3, Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Our ability to issue convertible notes is, in part, a function of our share price and market capitalization, as is our ability to be listed on a national stock exchange. To the extent either declines substantially, our ability to access the capital markets may be impaired.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit	Where Located

10.1	Alaska Communications Systems Group, Inc. 2014 Officer Severance Policy	Exhibit 10.1 to Form 8-K (filed June 9, 2014)

10.2	Amended and Restated Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan (Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2014).	Appendix A to Form DEF14A (filed April 29, 2014)

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: Aug 8, 2014	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer (Principal Executive Officer)

/s/ Wayne Graham
Wayne Graham
Chief Financial Officer (Principal Accounting Officer)