Form 10-Q
period 2014-09-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2014-11-10
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of Oct 20, 2014, there were outstanding 49,539,785 shares of Common Stock, $.01 par value, of the registrant.

		Page Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets (Unaudited) As of September 30, 2014 and December 31, 2013	3
	Condensed Consolidated Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2014 and 2013	4
	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (Unaudited) For the Nine Months Ended September 30, 2014	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2014 and 2013	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	42

PART II.	Other Information

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

Signatures		43

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.INS
Exhibit 101.SCH
Exhibit 101.CAL
Exhibit 101.DEF
Exhibit 101.LAB
Exhibit 101.PRE

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$28,851	$43,039
Restricted cash	467	467
Accounts receivable-trade, net of allowance of $7,450 and $6,193	38,116	34,066
Materials and supplies	9,591	10,131
Prepayments and other current assets	8,003	7,300
Deferred income taxes	6,694	7,144

Total current assets	91,722	102,147

Property, plant and equipment	1,357,660	1,344,949
Less: accumulated depreciation and amortization	(994,358)	(992,936)

Property, plant and equipment, net	363,302	352,013

Goodwill	5,986	4,650
Debt issuance costs	5,017	6,929
Deferred income taxes	11,606	14,107
Equity method investments	257,853	266,972
Other assets	349	502

Total assets	$735,835	$747,320

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$11,846	$14,256
Accounts payable, accrued and other current liabilities, non-affiliates	53,457	55,475
Accounts payable, accrued and other current liabilities, affiliates, net	22,905	14,309
Advance billings and customer deposits	8,501	9,104

Total current liabilities	96,709	93,144

Long-term obligations, net of current portion	422,796	442,001
Other long-term liabilities	17,736	16,947
Deferred AWN capacity revenue, net of current portion	57,548	59,965

Total liabilities	594,789	612,057

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized; 49,536 issued and outstanding at September 30, 2014; 48,680 issued and outstanding at December 31, 2013	495	487
Additional paid in capital	153,608	152,193
Accumulated deficit	(9,230)	(11,808)
Accumulated other comprehensive loss	(3,827)	(5,609)

Total stockholders’ equity	141,046	135,263

Total liabilities and stockholders’ equity	$735,835	$747,320

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Operating revenues:
Operating revenues, non-affiliates	$76,683	$82,427	$232,031	$271,122
Operating revenues, affiliates	1,782	1,414	5,323	1,535

Total operating revenues	78,465	83,841	237,354	272,657

Operating expenses:
Cost of services and sales, non-affiliates	31,416	33,078	91,274	105,412
Cost of services and sales, affiliates	13,534	11,642	43,295	11,959
Selling, general and administrative	25,017	29,274	74,926	83,717
Depreciation and amortization	8,585	9,209	25,850	33,291
(Gain) loss on disposal of assets, net	(199)	(210,558)	612	(209,932)
Earnings from equity method investments	(11,556)	(8,082)	(29,247)	(8,061)

Total operating expenses	66,797	(135,437)	206,710	16,386

Operating income	11,668	219,278	30,644	256,271

Other income and expense:
Interest expense	(8,615)	(9,785)	(26,144)	(29,970)
Loss on extinguishment of debt	—	(2,094)	—	(2,370)
Interest income	28	19	42	37
Other	—	—	—	(13)

Total other income and expense	(8,587)	(11,860)	(26,102)	(32,316)

Income before income tax expense	3,081	207,418	4,542	223,955

Income tax expense	(1,203)	(85,421)	(1,964)	(60,796)

Net income	1,878	121,997	2,578	163,159

Other comprehensive income:
Minimum pension liability adjustment	21	20	64	61
Income tax effect	(8)	(7)	(26)	(25)
Amortization of defined benefit plan loss	113	185	338	551
Income tax effect	(46)	(77)	(139)	(227)
Interest rate swap marked to fair value	471	266	1,347	1,342
Income tax effect	(194)	(109)	(554)	(552)
Reclassification of loss on ineffective hedge	362	1,082	1,276	1,948
Income tax effect	(149)	(445)	(524)	(801)

Total other comprehensive income	570	915	1,782	2,297

Total comprehensive income	$2,448	$122,912	$4,360	$165,456

Net income per share:

Basic	$0.04	$2.59	$0.05	$3.50

Diluted	$0.04	$2.08	$0.05	$2.85

Weighted average shares outstanding:
Basic	49,498	47,159	49,265	46,592

Diluted	50,155	59,359	49,730	58,816

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

Nine Months Ended September 30, 2014

(Unaudited, In Thousands Except Per Share Amounts)

	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity

Balance, December 31, 2013	48,680	$487	$152,193	$(11,808)	$(5,609)	$135,263

Total comprehensive income	—	—	—	2,578	1,782	4,360

Stock compensation	—	—	1,877	—	—	1,877

Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(586)	—	—	(586)

Issuance of common stock, pursuant to stock plans, $.01 par	856	8	124	—	—	132

Balance, September 30, 2014	49,536	$495	$153,608	$(9,230)	$(3,827)	$141,046

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$2,578	$163,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,850	33,291
Gain on sale/contribution of asset to AWN	—	(210,873)
Loss on disposal of assets	612	941
Unrealized gain on ineffective hedge	—	(785)
Amortization of debt issuance costs and debt discount	3,926	5,754
Amortization of ineffective hedge	1,276	1,948
Amortization of deferred AWN capacity revenue	(2,337)	(738)
Stock-based compensation	1,877	2,268
Deferred income tax expense (benefit)	1,708	60,198
Provision for uncollectible accounts	2,942	805
(Earnings) loss from equity method investments	(29,247)	(8,061)
Cash distribution from equity method investments	29,247	5,389
Other non-cash (income) expense, net	(384)	216
Materials and supplies	105	(2,703)
Changes in operating assets and liabilities	1,837	8,799

Net cash provided by operating activities	39,990	59,608

Cash Flows from Investing Activities:
Capital expenditures	(33,916)	(27,314)
Capitalized interest	(2,082)	(1,291)
Change in unsettled capital expenditures	(1,300)	(3,276)
TekMate acquisition, net of cash received	(826)	—
Proceeds on sale of assets	136	4,747
Proceeds on sale/contribution of asset to AWN	—	100,000
Return of capital from equity investment	8,286	—
Net change in short-term investments	—	2,037
Change in unsettled acquisition costs	—	(3,345)
Net change in restricted cash	—	3,393

Net cash (used) provided by investing activities	(29,702)	74,951

Cash Flows from Financing Activities:
Repayments of long-term debt	(24,022)	(97,382)
Debt issuance costs	—	(206)
Payment of withholding taxes on stock-based compensation	(586)	(632)
Proceeds from the issuance of common stock	132	117

Net cash used by financing activities	(24,476)	(98,103)

Change in cash and cash equivalents	(14,188)	36,456
Cash and cash equivalents, beginning of period	43,039	16,839

Cash and cash equivalents, end of period	$28,851	$53,295

Supplemental Cash Flow Data:
Interest paid	$22,036	$25,201
Cash paid on extinguishment of hedging instruments	$—	$4,073
Income tax paid	$220	$—

Supplemental Non-cash Transactions:
Property acquired under capital leases	$390	$(17)
Additions to ARO asset	$306	$180
Exchange of debt with common stock	$—	$6,000
TekMate acquisition purchase price, net of cash received	$1,850	$—

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Alaska Communications Systems Group, Inc. (“we”, “our”, “us”, the “Company” and “ACS”), a Delaware corporation, through its operating subsidiaries, provides integrated telecommunication and information technology (“IT”) services to business, wholesale and consumer customers in the State of Alaska and beyond using its broadband telecommunications network.

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position, comprehensive income and cash flows of Alaska Communications Systems Group, Inc. and the following wholly owned subsidiaries:

• Alaska Communications Systems Holdings, Inc. (“ACS Holdings”)	• Crest Communications Corporation (“Crest”)
• WCI Cable, Inc.
• ACS of Alaska, LLC (“ACSAK”)	• WCIC Hillsboro, LLC
• ACS of the Northland, LLC (“ACSN”)	• Alaska Northstar Communications, LLC
• ACS of Fairbanks, LLC (“ACSF”)	• WCI Lightpoint, LLC
• ACS of Anchorage, LLC (“ACSA”)	• Worldnet Communications, Inc.
• ACS Wireless, Inc. (“ACSW”)	• Alaska Fiber Star, LLC
• ACS Long Distance, LLC (“ACSLD”)	• TekMate, LLC
• ACS Internet, LLC (“ACSI”)
• ACS Messaging, Inc. (“ACSM”)
• ACS Cable Systems, LLC (“ACSC”)

In addition to these wholly owned subsidiaries, the Company has a one-third interest in The Alaska Wireless Network, LLC (“AWN”) which is represented in the Company’s condensed consolidated financial statements as an equity method investment. On August 31, 2010, the Company acquired a 49% interest in TekMate, LLC (“TekMate”), a leading managed information technology services firm in Alaska. On January 31, 2014, the Company purchased the remaining 51% interest in TekMate. Prior to that date TekMate was represented in the Company’s condensed consolidated financial statements as an equity method investment. Subsequent to that date, TekMate has been recorded as a wholly owned subsidiary.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income and cash flows for all periods presented. The comprehensive income for the three and nine months ended September 30, 2014, are not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2013 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations, balance sheet amounts, or cash flows.

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

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued its new revenue recognition guidance in Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)” which is effective for annual reporting periods beginning after December 15, 2016. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its on-going financial reporting.

2.	ACQUISITION OF TEKMATE

On August 31, 2010, the Company acquired a 49% interest in TekMate for $2,060, and reported this 49% interest as an equity method investment on the Company’s Consolidated Balance Sheet.

On January 31, 2014, the Company purchased the remaining 51% interest in TekMate for the following consideration:

•	$800, payable in cash or the Company’s common stock at the Company’s option subject to certain adjustments, on or about May 15, 2014. On July 15, 2014, the Company paid $894 in cash to settle this liability.

•	Zero to $700, payable in cash on or about March 31, 2015, subject to the attainment of certain revenue projections in 2014 and certain other terms regarding the founders of TekMate remaining employed with ACS for a specified period of time. The carrying value of this liability at September 30, 2014 was $595 and is included in the caption “Accounts payable, accrued and other current liabilities, non-affiliates.”

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

The Company’s equity method investment at September 30, 2014 consists of a one-third interest in AWN. See Note 2 Acquisition of TekMate for information regarding the purchase of the remaining membership interests of TekMate, LLC.

The following table provides the Company’s ownership interest and investment in at the dates indicated:

	September 30, 2014 Ownership Interest	December 31, 2013 Ownership Interest	September 30, 2014	December 31, 2013
TekMate, LLC	100.00%	49.00%	$—	$853
Alaska Wireless Network, LLC	33.33%	33.33%	$257,853	$266,119

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

3.	EQUITY METHOD INVESTMENTS (Continued)

Summarized financial information on AWN is as follows:

	September 30, 2014	December 31, 2013
Current assets	$130,162	$119,681
Non-current assets	$545,846	$549,913
Current liabilities	$84,928	$72,242
Non-current liabilities	$18,162	$20,570
Equity	$572,918	$576,782

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Operating revenues	$70,424	$198,126
Gross profit	$52,375	$142,078
Operating income	$35,941	$92,153
Net income	$35,847	$91,879
Adjusted Free Cash Flow (1)	$26,134	$93,583

(1)	Adjusted Free Cash Flow as defined in the Operating Agreement.

The following table provides a reconciliation of AWN’s reported total equity and ACS’ equity method investment as of September 30, 2014:

Amount
AWN total equity as reported	$572,918
Less amount attributed to GCI	307,309

Amount attributed to ACS	265,609

Adjusted by:
Difference in income allocation method	(12,411)
Difference in timing of recognition of distribution	4,167
Other	488

ACS investment in AWN	$257,853

As previously reported in our 2013 Form 10-K Note 3 “Equity Method Investments,” the ACS Investment in AWN and related accounts were based on a preliminary valuation. A national valuation firm was engaged by ACS and GCI to assist in the determination of the fair value of AWN including the preferred distribution and the allocation of the purchase price to the assets and liabilities. This valuation was finalized in the second quarter of 2014 and the effects of the final valuation were applied retrospectively. Accordingly, the previously reported September 30, 2013 amounts were revised to reflect the amounts that would have been reported if the final valuation had been completed at the July 23, 2013 acquisition date.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

3.	EQUITY METHOD INVESTMENTS (Continued)

Condensed Consolidated Statements of Comprehensive Income Revisions

The following is a summary of the revisions to our previously issued consolidated statements of comprehensive income for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
Gain on disposal of assets, net	$(207,003)	$(3,555)	$(210,558)	$(206,377)	$(3,555)	$(209,932)
Earnings from equity method investments	(8,082)	—	(8,082)	(8,061)	—	(8,061)
Total operating expenses	(131,882)	(3,555)	(135,437)	19,941	(3,555)	16,386
Operating income	215,723	3,555	219,278	252,716	3,555	256,271
Income before income tax expense	203,863	3,555	207,418	220,400	3,555	223,955
Income tax expense	(83,956)	(1,465)	(85,421)	(59,331)	(1,465)	(60,796)
Net income	119,907	2,090	121,997	161,069	2,090	163,159
Total comprehensive income	120,822	2,090	122,912	163,366	2,090	165,456

Net income per share:
Basic	$2.54	$0.04	$2.59	$3.46	$0.04	$3.50
Diluted	$2.05	$0.04	$2.08	$2.81	$0.04	$2.85

Condensed Consolidated Statements of Cash Flows Revisions

The following is a summary of the revisions to our previously issued consolidated statements of cash flows for the nine months ended September 30, 2013.

	Nine Months Ended September 30, 2013
	As Reported	Revisions	As Revised
Cash Flows from Operating Activities:
Net income	$161,069	$2,090	$163,159
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale/contribution of asset to AWN	(207,318)	(3,555)	(210,873)
Deferred income tax expense	58,733	1,465	60,198

4.	FAIR VALUE MEASUREMENTS

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The fair value of the Company’s 2010 Senior Secured Credit Facility (“Senior Credit Facility”), convertible notes and other long-term obligations of $412,039 at September 30, 2014, were estimated based primarily on quoted market prices (Level 1). The carrying values of these liabilities totaled $434,642 at September 30, 2014.

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

The following table presents the balances of liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, at each hierarchical level:

	September 30, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other long-term liabilities:
Interest rate swaps	$(1,887)	$—	$(1,887)	$—	$(3,234)	$—	$(3,234)	$—

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

The following table presents information about the floating-to-fixed interest rate swaps in the notional amounts of $192,500 as of and for the nine month period ending September 30, 2014 and notional amounts of $385,000 as of and for the nine months ending September 30, 2013:

	2014	2013
Beginning Balance at January 1,	$3,234	$9,819
Reclassified from accumulated other comprehensive loss to other long-term liabilities	(1,347)	(1,342)
Change in fair value credited to interest expense	—	(785)
Cash paid on extinguishment of hedging instrument	—	(4,073)

Ending Balance at September 30,	$1,887	$3,619

Fair value of AWN

As previously reported in Note 3 “Equity Method Investments,” the valuation of our investment in AWN, including the allocation of the purchase price to the assets and liabilities was finalized in the second quarter of 2014. The final valuation resulted in a reduction in the fair value of Deferred AWN Capacity Revenue liability. The change was driven by a refinement in the composition of the underlying assets and the estimated usage by AWN. The valuation methodology remained unchanged. As a result, the fair value of the liability was adjusted to be $64,627 from $68,182. The Deferred AWN Capacity Revenue liability has a carrying value of $60,778 as of September 30, 2014.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

5.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at September 30, 2014 and December 31, 2013, respectively:

	2014	2013
2010 senior credit facility term loan due 2016	$322,700	$345,900
Debt discount - 2010 senior credit facility term loan due 2016	(1,155)	(1,687)
6.25% convertible notes due 2018	114,000	114,000
Debt discount - 6.25% convertible notes due 2018	(7,731)	(9,213)
Capital leases and other long-term obligations	6,828	7,257

	434,642	456,257
Less current portion	(11,846)	(14,256)

Long-term obligations, net of current portion	$422,796	$442,001

As of September 30, 2014, the aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to September 30, 2014, were as follows:

2014 (October 1 - December 31)	$286
2015 (January 1 - December 31)	15,422
2016 (January 1 - December 31)	308,792
2017 (January 1 - December 31)	510
2018 (January 1 - December 31)	114,292
2019 (January 1 - December 31)	283
Thereafter	3,943

$443,528

6.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the nine month period ended September 30, 2014:

	Defined Benefit Pension Plan	Interest Rate Swaps	Total
Balance, December 31, 2013	$(2,238)	$(3,371)	$(5,609)
Other comprehensive income before reclassifications	38	793	831
Reclassifications from accumulated comprehensive loss to net income	199	752	951

Net other comprehensive income	237	1,545	1,782

Balance, September 30, 2014	$(2,001)	$(1,826)	$(3,827)

Amounts reclassified to net income from our defined benefit pension plan and interest rate swaps have been presented within “Cost of services and sales, non-affiliate” and “Interest expense,” respectively, in our “Condensed Consolidated Statements of Operations.” The estimated amount of accumulated other comprehensive loss to be reclassified to interest expense within the next twelve months is $1,214.

7.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, stock options, restricted stock, stock-settled stock appreciation rights (“SSARs”), performance share units and other awards may be granted to officers, employees, consultants, and non-employee directors.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

7.	STOCK INCENTIVE PLANS (Continued)

The following table summarizes the stock option activity for the nine month period ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	24	$5.36
Granted	—	—
Exercised	—	—
Canceled or expired	(24)	—

Outstanding at September 30, 2014	—	$—	—	$—

Exercisable at September 30, 2014	—	$—	—	$—

The following table summarizes the restricted stock unit, long-term incentive award and non-employee director stock compensation activity for the nine month period ended September 30, 2014:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2013	946	$3.58
Granted	992	1.87
Vested	(628)	3.46
Canceled or expired	(3)	7.42

Nonvested at September 30, 2014	1,307	$2.32

The following table summarizes the performance share unit activity for the nine month period ended September 30, 2014:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2013	1,184	$2.94
Granted	201	1.89
Vested	(498)	2.14
Canceled or expired	(97)	1.77

Nonvested at September 30, 2014	790	$3.32

The following table summarizes the assumptions used for valuation of equity instruments granted during the nine month periods ended September 30, 2014 and 2013:

	2014	2013
Restricted stock:
Risk free rate	0.03% - 0.23%	0.03% - 0.18%
Expected annual forfeiture rate	9%	0% - 9%

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

7.	STOCK INCENTIVE PLANS (Continued)

The following table provides selected information about the Company’s share-based compensation for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total compensation cost for share-based payments	$684	$550	$1,877	$2,268
Weighted average grant-date fair value of equity instruments granted (per share)	$1.57	$2.57	$1.54	$1.76
Total grant-date fair value of shares vested during the period	$129	$111	$2,958	$4,823
Unamortized share-based payments	$1,810	$2,132	$1,810	$2,132
Weighted average period (in years) to be recognized as expense	1.5	1.9	1.5	1.9

8.	EARNINGS PER SHARE

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

In connection with the Company’s acquisition of the remaining 51% interest in TekMate, $800 was payable at the Company’s option either in cash or issuance of common stock. The Company determined in the second quarter of 2014 to settle this liability in cash, which was then paid on July 15, 2014, and accordingly are not included in EPS as potential common stock equivalents for the three and nine month periods ended September 30, 2014.

In the three and nine month periods ended September 30, 2013, 24 and 275 options and SSARs, respectively, were out-of-the-money and therefore anti-dilutive and excluded from the calculation. Additionally, 11,088 shares related to the Company’s convertible notes were anti-dilutive for the three and nine month periods ended September 30, 2014.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

8.	EARNINGS PER SHARE (Continued)

The calculation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income applicable to common shares	$1,878	$121,997	$2,578	$163,159
Tax effected interest expense attributable to convertible notes	—	1,485	—	4,409

Net income assuming dilution	$1,878	$123,482	$2,578	$167,568

Weighted average common shares outstanding:
Basic shares	49,498	47,159	49,265	46,592
Effect of stock-based compensation	657	687	465	605
Effect of 6.25% convertible notes	—	11,513	—	11,619

Diluted shares	50,155	59,359	49,730	58,816

Earnings per share:
Basic	$0.04	$2.59	$0.05	$3.50

Diluted	$0.04	$2.08	$0.05	$2.85

9.	RETIREMENT PLANS

Multi-employer Defined Benefit Plan

Pension benefits for substantially all of the Company’s Alaska-based employees are provided through the Alaska Electrical Pension Fund (“AEPF”). The Company pays a contractual hourly amount based on employee classification or base compensation to the AEPF. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for, or allocated separately to, the individual employer. This plan was not in endangered or critical status during the plan year; however, it is not fully funded under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) as of September 30, 2014.

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

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest cost	$166	$160	$498	$480
Expected return on plan assets	(187)	(180)	(562)	(541)
Amortization of loss	134	205	402	612

Net periodic pension expense	$113	$185	$338	$551

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

10.	BUSINESS SEGMENTS

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

The Company enters into purchase commitments with vendors in the ordinary course of business, including minimum purchase agreements with certain suppliers of handsets. The Company also has long-term purchase contracts with vendors to support the on-going needs of its business. These purchase commitments and contracts have varying terms and in certain cases may require the Company to buy goods and services in the future at predetermined volumes and at fixed prices. The Company also has numerous obligations associated with its ownership in AWN, including: (i) spending up to $4,562 in capital expenditures to allow AWN to access certain components of the capacity contributed by the Company to AWN and (ii) to purchase its wholesale wireless services exclusively from AWN.

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation reserves of $523 at September 30, 2014 against certain current claims and legal actions. We have also been involved in arbitration proceedings with AWN primarily around the proper setting of AWN’s wholesale rates, and have other on-going disputes with AWN. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows beyond the amounts already recorded. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	governmental and public policy changes, including lower revenues or higher obligations we will assume, resulting from regulatory actions affecting Universal Service Funding (“USF”) and the Connect America Fund (“CAF”) programs which provide high cost support, as well as inter-carrier compensation and support programs such as lifeline services to our customers

•	the impact of Verizon Wireless’ (“Verizon”) continued build-out of its wireless network in Alaska which became operational in May 2013 and the commencement of retail operations which occurred in the third quarter of 2014

•	the ability of our wireless joint venture, Alaska Wireless Network, LLC (“AWN”) to integrate and operate a competitive wireless network with wholesale products and terms that enables ACS to be competitive in the wireless market

•	the ability of AWN to generate sufficient free cash flow (“FCF”) to support our monthly preferred distributions

•	our substantial debt which requires us to dedicate a significant portion of our cash flow from operating activities to make debt payments which places pressure on our ability to access the capital markets

•	our ability to comply with the covenants and other terms contained in our Senior Credit Facility

•	the cost and availability of future financing in the amounts, at the terms, and subject to the conditions necessary to support our business and pursue growth opportunities

•	our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including on-going capital expenditures needed to upgrade our network to industry competitive speeds

•	our ability to continue to develop attractive, integrated products and services to evolving industry standards, and meet the pressure from competition to offer these services at lower prices

•	the price of crude oil, which has an impact on the tax revenues generated by the State of Alaska and resource development projects by major exploration companies. Recently the price of crude oil has been declining which is expected to impact state spending levels and resource development, and if sustained, could impact our performance

•	unanticipated damage to one or more of our undersea fiber optic cables resulting from construction or digging mishaps, fishing boats or other reasons

•	changes in general industry and market conditions, and structural declines for voice and other legacy services within the telecommunications industry

•	disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services

•	a maintenance or other failure of our network or data centers

•	a failure of back-office information technology (“IT”) systems

•	a third party claim that the Company is infringing upon their intellectual property, resulting in litigation or licensing expenses, or the loss of our ability to sell or support certain products including certain wireless devices

•	changes in overall regional or local economic conditions

•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan

•	the success or failure of any future acquisitions or other major transactions

•	geologic or other natural disturbances relevant to the location of our operations

•	the ability to attract, recruit, retain and develop the workforce necessary for implementing our business plan

•	the matters described under “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and this Quarterly Report on Form 10-Q

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

OVERVIEW

We provide leading broadband communications and information technology (“IT”) services to business, carrier and consumer customers in and out of Alaska. Our extensive fiber and copper based network extends within the major metropolitan markets in Alaska which are connected through our regional fiber facilities to the contiguous states via our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. We also provide wireless services through the AWN network which covers more of Alaska’s population than any other wireless network. We are able to extend our reach beyond our networks by providing off-network solutions to customers within and outside Alaska. We continue to extend our fiber footprint within our existing markets by connecting our network into additional locations and to expand our data, voice and IP and IT services capabilities.

The sections that follow provide information about important aspects of our operations and investments and include discussions of our results of operations, financial condition and sources and uses of cash. In addition, we have highlighted key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information we use in evaluating our own performance and allocating our resources. We also monitor the state of the economy in general. In doing so, we compare Alaska economic activity with broader economic conditions. In general, we believe that the Alaska telecommunications market, as well as general economic activity in Alaska, is affected by certain economic factors, which include:

•	investment activity in the oil and gas markets

•	tourism levels

•	governmental spending, both civilian and military

•	activity of military personnel

•	state and federal policies related to the energy sector, in particular oil and gas

•	employment levels

•	housing activity and development patterns

We have observed variances in the factors affecting the Alaska economy as compared to the U.S. as a whole. Some factors, particularly the price of oil and gas, usually have a greater direct impact on the Alaska economy compared to other macroeconomic trends impacting the U.S. economy.

Overall, the Alaska economy benefits from a stable employment base. The most recent seasonally adjusted unemployment rate for Alaska in August 2014 was 6.8% while the national rate was 6.1%. The Alaska rate has fluctuated between 6% and 8% since 2003, and from 2008 until recently it was below the U.S. average.

Alaska has benefited as a resource development based economy and is expected to continue to do so. Recent reports estimate resident employment directly or indirectly attributable to the petroleum industry is 33% of total wage and salary jobs. Of the total jobs, approximately 45% are associated directly with the production, transportation and refining of crude oil. State taxes and royalties from crude oil support the remaining 55% of these jobs. Short term trends in the price of crude oil can impact state taxes and royalties, however, the State of Alaska has benefited from the establishment of various reserve funds to offset any short term impacts. Recently the price of relevant crude oil has dipped below $80 per barrel. Over the recent past, the price per barrel has been below $80 or above $120 per barrel. At the current low levels, if sustained, it would be expected to put pressure on government spending and future resource development activity, which could impact our performance.

Over the past three years the Company has been undergoing a transformation from a legacy local exchange telephone company that primarily relied on profits from its wireless business, to a facilities based broadband and IT services provider primarily focused on high margin business and carrier customers. Prior to this transformation, the Company had been experiencing a steady decline in its retail wireless customer base and associated retail wireless service revenue, and had been offsetting this decline by generating higher roaming (primarily from Verizon Wireless) and wireless Competitive Eligible Telecommunications Carrier (“CETC”) revenue administered by the FCC. In 2011, the Company announced that Verizon had purchased 700 Mhz spectrum that would allow it to provide LTE wireless services in Alaska, and that CETC revenue was expected to decline as a result of changes enacted by the FCC. Roaming and CETC revenues represented approximately 21% and 19% of our total revenue in 2012 and 2011 and substantially all of our free cash flow.

The anticipated impacts of these adverse events served as a catalyst for, management, in 2012, to implement a business plan that increased spending to drive sustained growth in broadband revenue with a primary focus on using its extensive terrestrial fiber and copper network to serve business, wholesale, and consumer customers. This transformation is based in large part on management’s assessment of the overall market opportunity and competitive dynamic in these target areas, and the Company’s ability to profitably gain share in this market. The elements of this business plan continue to exist today and are as follows:

•	Management assessed the size of the telecom market in Alaska to be $1.2 billion growing approximately 4% compounded annually, however, the company had approximately 20% market share in most of the major segments in this market. With its extensive terrestrial network, coupled with the fact that there was only one other terrestrial based carrier in Alaska, management believed it had the opportunity to grow its revenues in the market. To do this, in the early stages of the business plan we increased our spending in sales, service, marketing, and product development and increased the level of capital spending in our broadband network. This plan is resulting in strong revenue performance. Broadband revenue continues to grow, with the most robust growth in our focus area of business and wholesale revenue.

•	With top line growth generating sustained performance, going forward management intends to manage operating costs aggressively to ensure that revenue growth results in Adjusted EBITDA margin expansion and growth in Free Cash Flow.

•	The business plan also needed to mitigate the risk of Verizon’s entry into the retail wireless business. On July 22, 2013, the Company announced the closing of the AWN transaction in which we combined our wireless network with that of GCI, the second largest wireless operator in Alaska (behind AT&T Mobility). ACS is now a one-third owner of AWN, while GCI owns the remaining two-thirds. In forming AWN, ACS and GCI contributed their respective non-retail wireless assets, including spectrum licenses, cell sites, backhaul facility usage rights, and other assets necessary for AWN to operate an infrastructure company that designs, builds, and operates a statewide wireless network. AWN’s network covers more of Alaska’s population than the network of any other wireless provider, and provides the latest wireless services, including LTE, to its owners. GCI and ACS independently sell these services to their respective retail customers and continue to operate as competitors in Alaska. They also compete with each other and AWN in providing backhaul services to other wireless carriers.

•	Additionally, to further accelerate performance, in January 2014 we expanded our presence in the IT services market by purchasing the remaining 51% ownership interest in TekMate. TekMate provides a range of services to Alaskan businesses including Constantly On IT (“COIT”) which is a 24x7x365 support program for the IT infrastructure of its customer and other professional and managed services supporting the IT operations and infrastructure needs of businesses. The overall IT services market in Alaska is estimated to be $700 million, and we expect the TekMate acquisition to allow us to make meaningful progress to capture market share in the future.

We believe the business plan is working, as we are now one of the fast growing broadband telecommunications companies in our peer group, and we are exceeding the financial guidance in revenue and Adjusted EBITDA previously given to shareholders. We intend to continue to grow our revenues, and drive Adjusted EBTIDA margin growth. Importantly, this business plan has resulted in sustained Free Cash Flow, and we have dedicated this to debt reductions. Outstanding long-term debt, through payment of amounts due under our senior term loan facility and convertible note buybacks have totaled $149.1 million since January 1, 2012.

The AWN Structure

The AWN structure is unique in our industry, and we benefit in several ways:

First, we are a 33.33% owner in an entity that owns and operates Alaska’s largest wireless network, which has strong prospects for performance as follows:

•	roaming revenues from other wireless carriers whose customers travel to Alaska

•	revenues from selling backhaul to other wireless carriers

•	wholesale revenues it receives from its two retail owners which approximate 70% of GCI and ACS’s retail wireless revenues, and

•	payments from ACS and GCI of an amount equal to 100% of the CETC revenues received by each company

•	AWN incurs costs associated with operation of the wireless network, and supports its owners for their wireless equipment subsidies. AWN has no debt, other than a working capital revolver, and the governance of AWN is designed to maximize its free cash flow and to distribute this free cash flow to its owners.

Second, in addition to GCI paying ACS $100.0 million at closing, AWN is paying ACS a preferred distribution over the first four years after formation, totaling up to $190.0 million, subject to criteria set forth in the Operating Agreement as outlined in Note 3 Equity Method Investments in our audited financial statements for the period ended December 31, 2013. After four years, we will receive future distribution of FCF in proportion to our one-third interest in AWN.

Third, ACS will continue to provide wireless services to its retail wireless customers and our margins on wireless services have shifted from a high fixed cost structure to a more favorable variable cost structure based on the wholesale charges we pay to AWN. A variable cost structure is beneficial to us as we are able to mitigate the financial impact of Verizon’s entry into the Alaska market. Going forward, as we potentially lose customers to Verizon our retail revenues and variable costs will decline accordingly.

From a financial performance perspective, we generate retail wireless revenue and receive a monthly distribution from AWN. The profitability of our wireless business is based on the following:

•	The preferred distributions received by AWN.

•	The wholesale margins which represent the retail and equipment service revenue we generate from our wireless customers, minus the wholesale charges we pay AWN.

•	The retail margins, which represent the wholesale margins less our retail cost of wireless services which include retail stores, customer care, billing and collection, marketing and advertising and other support functions.

The preferred distributions for the nine month period ended September 30, 2014 were $37.5 million. As described in the accompanying table, the wholesale margin for the nine month period ended September 30, 2014 was $13.5 million. We believe our retail costs continue to exceed our wholesale margin and we have been taking steps to reduce our retail cost structure by consolidating retail stores, and streamlining our product and marketing initiatives.

Wholesale margin (in thousands)	Nine Months Ended September 30, 2014
Wireless business and consumer service revenue	$50,598

AWN wholesale charges	$35,865
Handset subsidy support	(8,015)
Equipment subsidy	8,360
Other	924

Total wireless expense	$37,134

Wholesale Margin	$13,464

After deducting the retail costs of wireless services our retail margins for the nine month period ended September 30, 2014 was a negative $5.5 million. We have been taking steps to reduce our retail cost structure by consolidating retail stores, and streamlining our product and marketing initiatives.

REGULATORY UPDATE

The items reported under Part I, “Item 1 Business – Regulation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, are updated as follows. This section should be read in conjunction with the corresponding items previously disclosed in our Annual Report.

State of Alaska Regulation

On July 17, 2014 the Company’s local exchange subsidiaries filed a request with the Regulatory Commission of Alaska (“RCA”) to waive regulations that require them to maintain a tariff and submit tariff filings in competitive study areas that have no dominant carrier. On October 22, 2014, the RCA declined to grant the requested waiver and, instead, commenced a new rulemaking to address tariff issues statewide. The outcome of this new rulemaking is uncertain.

The RCA continues its inquiry into interexchange Carrier of Last Resort issues via an ongoing rulemaking proceeding. Draft regulations have been issued and are in the comment phase. The outcome of this proceeding is unlikely to result in our assuming additional responsibilities, but could impact us if we are compelled to participate in future adjudicatory dockets.

On July 8, 2014, HB169 was signed into law which eliminates the RCA’s jurisdiction over telephone directories. The new law went into effect on October 6, 2014. The effect of the legislation reduces ACS’ costs for production and distribution of white page directories.

Federal Universal Service Support

The Connect America Fund (CAF)

The FCC is continuing to implement changes to its high-cost universal service support mechanisms that link this federal funding to future deployment of broadband service to unserved locations within certain of our service areas. The FCC’s Wireline Competition Bureau has acknowledged shortcomings in the nationwide cost model it adopted in April 2014 to set CAF Phase II universal service support levels and broadband deployment obligations in so far as it does not accurately reflect broadband costs in Alaska. As a result, the FCC has offered us (and other price cap carriers serving areas outside the lower 48 contiguous states) the alternative option to continue to receive universal service support at current, CAF Phase I frozen level, instead of based on the results of the nationwide cost model. The FCC has received industry comment on how it should establish broadband deployment obligations that should accompany this frozen support in the absence of a working cost model. We continue to analyze the impact of these changes on Alaska, but there remains substantial uncertainty regarding the level of Universal Service Fund support we will receive if we elect support as determined by the cost model; the deployment and service obligations we must meet in connection with future universal service support, whether determined by the cost model or set at the frozen level; and the term of years during which support will be available and the deployment and service obligations we must fulfill. While we expect the FCC to require us to deploy new broadband service to a substantial number of locations within our service area the FCC has yet to determine the broadband speed it will require, the number of new locations that we must serve, or the range of geographic areas where deployment will meet our universal service obligation.

The size, timing and extent of these obligations may have a material effect on our future cash flows, as we anticipate our future capital spending will likely be higher to support these future broadband build-out obligations. We expect the FCC to issue additional rules by the end of this calendar year, or during the first quarter of 2015.

Business Plan Core Principles

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on being the most successful broadband solutions company in Alaska by delivering the best customer experience in the markets we choose to serve. To do this we will:

•	Develop Our Workforce to Build Our Sales and Customer Service Capabilities. We believe an engaged workforce is critical to our success.

•	Provide Exceptional Customer Service Every Time. We strive to deliver service as promised to our customers, and make it right if our customers are not satisfied with what we delivered.

•	Simplify How We Do Business. We believe we must reduce waste, which is defined as any activity that does not add value to its intended customer. Doing so improves the experience we deliver. We are accelerating our investments in technology and process improvement and adopting Lean methodologies and expect these efforts to meaningfully impact our financial performance in the long-term.

•	Offer Broadband Solutions to Our Customers at Home, at Work and Everywhere in Between. We are building on strength in designing, building and operating quality networks and providing new products and solutions to our customers.

We believe we can create value for our shareholders by:

•	Driving revenue growth through increasing broadband revenues with a focus on business and carrier customers,

•	Generating Adjusted EBITDA growth through margin management, and

•	Targeting free cash flow to debt reductions.

Through growth, we increase our overall enterprise value, and by dedicating free cash flow to debt reductions, our shareholders benefit from a shift in enterprise value from our debt holders to our equity holders.

2014 Operating Initiatives

•	Drive continued broadband growth in the business and carrier markets through a variety of programs including:

•	Expand our fiber facilities to locations that serve high margin business and carrier customers. This will allow us to not only provide advanced broadband services to business customers, but allow us to shorten loop lengths in adjacent residential service areas to increase the speeds we can offer to residential customers.

•	Introduce high value broadband, IP and IT services for our customers which results in a highly differentiated value proposition to our customers.

•	Build on the success we are experiencing with multiple business customer win backs from our competitors based on extensive relationships we have built through our highly skilled direct sales force. As an example of these efforts the State of Alaska recently issued an award for us to operate its core broadband network.

•	Increase profitability in the consumer market through several programs including:

•	Realign wireless retail operations, including product changes like device options of “Buy it. Bring it. Finance it.™” plans and Prepackaged Phones, and a variety of sales and service channel changes that reduce our overall cost of providing wireless services while continuing to effectively compete in the marketplace.

•	Manage demand and volumes for consumer broadband by discontinuing lower profitability bandwidth speeds and introducing higher bandwidth speeds that generate higher average revenue per user (ARPU)

•	Complete and generate profitability improvements from a variety of process improvement and technology initiatives in areas including our contact center, field operations and engineering organizations.

•	Finally, we continue to work with the FCC to seek ways to provide more predictable and appropriate long-term funding sources to fulfill our broadband build-out obligations required by this agency so that Alaskans have more universal access to our broadband network. Our high cost support revenue, totaling approximately $19.7 million is “frozen”, meaning the amount we are receiving is fixed, but the FCC is working to finalize rules as to our obligations if we elect to continue to receive this frozen support.

Revenue Sources by Customer Group

We manage our revenues based on the following categories:

•	Business and Wholesale: Revenues from this category are the largest contributor to overall revenues, and are our primary area of focus as we provide products and service to business and carrier customers. We provide communications services such as voice and broadband, and managed services including data network hosting, IT management, cloud-based and long distance services to these customers primarily over our own broadband network. We expect substantial revenue growth in this area as discussed in the overview section.

•	Consumer: We provide voice and broadband services to residential customers. We expect voice revenue to continue to decline associated with customers eliminating traditional wired voice service from their homes, however, we see opportunities for growth for consumer broadband revenue as we offer a highly reliable flat rate plan while our primary competitor offers service with data caps.

•	Other Services (including access services and high cost support): We provide voice and broadband termination services to inter- and intrastate carriers who provide services to our retail customers. We also receive inter- and intrastate high cost universal support funds and similar revenue streams structured by state and federal regulatory agencies that allow us to recover our costs associated with providing universal service in Alaska. We expect revenue associated with access services to steadily erode due to overall structural declines in voice usage, and we expect federal high cost support to remain frozen until the FCC has finalized its rule making proceeding in this area.

•	Wireless: We provide wireless voice and broadband services, and other value-added wireless products and services across Alaska with roaming coverage available in the contiguous states, Hawaii and Canada by utilizing the AWN network. We expect revenue in this area to decline as it is impacted by increasing levels of competition from national carriers.

•	AWN Related: We report revenues that are related to our ownership position in AWN. Although these revenues have declined with the movement of roaming and backhaul to AWN, these revenues no longer materially impact our cash from operations, as the profits from AWN are generated through the preferred distribution structure.

Executive Summary

The following summary should be read in conjunction with “Non-GAAP Financial Measures” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating Revenues

Because we closed on the AWN transaction in July 2013, our year-over-year comparisons are impacted by the movement of roaming and certain backhaul revenue streams to AWN. Accordingly, consolidated operating revenue of $78.5 million decreased $5.6 million, or 6.4%, in the third quarter of 2014 compared with the same period in 2013. The shift of $5.4 million of foreign roaming and $1.9 million of backhaul to AWN accounted for the decline. Offsetting this impact, Total Service and Other Revenue experienced strong performance for the quarter, and was $53.4 million, an increase of $3.4 million, or 6.7%, on a year-over-year basis. Strength in broadband and wholesale revenue drove this performance and we benefited from approximately $1.0 million of IT services revenue.

Adjusted EBITDA

Adjusted EBITDA, as defined in “Non-GAAP Financial Measures” (“Adjusted EBITDA”) of $23.5 million decreased $1.3 million, or 5.2% because of the shift of roaming revenue to AWN.

Operating Metrics

Operating metrics are essential to understand the characteristics of our “Service and Other Revenues” and drivers of our key areas of revenue growth or decline. Business broadband connections of 19,201 and average monthly revenue per user (“ARPU”) of $190.60 at September 30, 2014, was up from connections of 18,700 and ARPU of $180.15 in the comparable period of 2013. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as does a customer with a 1MB connection. We believe that ARPU is a representative metric that identifies the amounts of bandwidth that we provide to our existing and new customers. It has shown consistent growth, but depending upon the mix of new customers added in any one period, it can experience some fluctuations.

Consumer broadband connections of 38,257 were up from 38,117 or 3.7% year-over-year. Consumer broadband ARPU also improved to $54.18 in the third quarter of 2014 compared with $48.63 in the third quarter of 2013 as the result of customers choosing our higher bandwidth products.

Wireless connections of 109,063 at September 30, 2014 decreased 2.7% from 112,114 at September 30, 2013. Postpaid wireless connections fell to 79,963 at September 30, 2014 from 86,423 at September 30, 2013. Weakness in postpaid was attributable to several factors, including dissatisfaction from our customers who have moved to the AWN network which, in particular markets, has weaker coverage characteristics than our legacy CDMA network, and customers moving to national carriers with greater device availability and better nationwide coverage than has been provided by AWN. Partially offsetting this decline was growth in prepaid wireless connections which increased to 21,436 from 16,614 year-over-year. We have developed various prepaid wireless products which have been attractive to certain target market segments and we expect to continue to expand our prepaid wireless products.

Prior to the AWN transaction, our wireless equipment subsidy was a significant part of our operating performance and represented $9.2 million in the twelve months ended December 31, 2013. We now receive certain support payments on a per handset basis from AWN, which substantially reduces our overall equipment subsidy. Our wireless subsidy cost has declined significantly and was a benefit of $0.4 million and a subsidy of $0.3 million in the three and nine months ended September 30, 2014. We do not expect the wireless equipment subsidy to be a significant part of our operating performance in future years.

The table below provides certain key operating metrics as of or for the periods indicated. ARPU is defined as average monthly revenue per user.

	September 30,
	2014	2013

Voice:
At quarter end:
Consumer access lines	45,177	50,722
Business access lines	79,563	80,071
Quarter:
ARPU - consumer	$26.73	$26.81
ARPU - business	$23.65	$24.04
Year-to-date:
ARPU - consumer	$26.75	$26.75
ARPU - business	$23.58	$23.87

Broadband: (1)
At quarter end:
Consumer connections	38,257	38,117
Business connections (2)	19,201	18,700
Quarter:
ARPU - consumer	$54.18	$48.63
ARPU - business (1) (2)	$190.60	$180.15
Year-to-date:
ARPU - consumer	$52.73	$48.85
ARPU - business (1) (2)	$191.54	$177.59

Wireless:
At quarter end:
Postpaid connections	79,963	86,423
Lifeline connections	7,637	9,077
Prepaid connections	21,463	16,614

Total	109,063	112,114

Quarter:
ARPU - retail wireless	$50.10	$52.08
Year-to-date:
ARPU - retail wireless	$51.52	$52.36

Churn:
Voice connections	1.5%	1.4%
Broadband connections (2)	2.6%	2.3%
Wireless connections	2.9%	3.2%

(1)	Business broadband ARPU was restated to reflect the movement of IT services revenue into a separate category.
(2)	How we calculate broadband connections has changed to exclude certain internal use circuits. Historical amounts have been restated to reflect appropriate comparisons period over period.

Liquidity

We generated $19.9 million of cash from operating activities in the third quarter of 2014 compared with $14.1 million in the third quarter of 2013. This increase was primarily the result of a full quarter of AWN distribution in 2014 compared to a five week distribution in 2013. The cash generated from operating activities combined with the total distributions from AWN in the third quarter of 2014 funded the $13.6 million in total capital spending and $5.3 million in repayments of debt.

Other Initiatives

During 2014, we have implemented several process improvement initiatives and technologies which are expected to result in improved customer experience and cost savings. Examples of these initiatives include implementing Kan Ban inventory management system in our retail stores, deploying an automated workforce routing and management system to our field work force, and adding new functionality for our customers to interact with us.

AWN has indicated that it is continuing its build out of its LTE network with a focus on the urban markets and major road systems.

RESULTS OF OPERATIONS

All amounts are discussed at the consolidated level after the elimination of intercompany revenue and expense.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

	Three Months Ended September 30,
(in thousands)	2014	2013	Change	% Change
Service revenue:
Business and wholesale customers
Voice	$5,666	$5,790	$(124)	-2.1%
Broadband	10,962	10,080	882	8.8%
IT services	1,007	—	1,007	n/a
Other	1,800	1,926	(126)	-6.5%
Wholesale	8,544	7,267	1,277	17.6%

Business and wholesale service revenue	27,979	25,063	2,916	11.6%

Consumer customers
Voice	3,686	4,147	(461)	-11.1%
Broadband	6,336	5,596	740	13.2%
Other	409	478	(69)	-14.4%

Consumer service revenue	10,431	10,221	210	2.1%

Total service revenue	38,410	35,284	3,126	8.9%

Growth in service revenue	8.9%
Growth in broadband service revenue	10.3%

Other revenue:
Equipment sales	1,310	516	794	153.9%
Access	8,771	9,273	(502)	-5.4%
High cost support	4,922	4,984	(62)	-1.2%

Total service and other revenue	53,413	50,057	3,356	6.7%

Growth in service and other revenue	6.7%
Growth excluding equipment sales	5.2%

Wireless revenue:
Business and consumer service revenue	16,413	17,673	(1,260)	-7.1%
Equipment sales	2,059	1,255	804	64.1%
Other	1,213	1,441	(228)	-15.8%

AWN related:
Foreign roaming	—	5,594	(5,594)	-100.0%
Wireless backhaul	—	1,944	(1,944)	-100.0%
CETC	4,720	5,139	(419)	-8.2%
Amortization of deferred AWN capacity revenue	647	738	(91)	-12.3%

Total AWN related	5,367	13,415	(8,048)	-60.0%

Total wireless & AWN related revenue	25,052	33,784	(8,732)	-25.8%

Total operating revenues	$78,465	$83,841	$(5,376)	-6.4%

Operating expenses:
Cost of services and sales, non-affiliate	31,416	33,078	(1,662)	-5.0%
Cost of services and sales, affiliate	13,534	11,642	1,892	16.3%
Selling, general and administrative	25,017	29,274	(4,257)	-14.5%
Depreciation and amortization	8,585	9,209	(624)	-6.8%
Gain on disposal of assets, net	(199)	(210,558)	210,359	-99.9%
Earnings from equity method investments	(11,556)	(8,082)	(3,474)	43.0%

Total operating expenses	66,797	(135,437)	202,234	-149.3%

Operating income	11,668	219,278	(207,610)	-94.7%

Other income and expense:
Interest expense	(8,615)	(9,785)	1,170	-12.0%
Loss on extinguishment of debt	—	(2,094)	2,094	-100.0%
Interest income	28	19	9	47.4%

Total other income and expense	(8,587)	(11,860)	3,273	-27.6%

Income before income tax expense	3,081	207,418	(204,337)
Income tax expense	(1,203)	(85,421)	84,218

Net income	$1,878	$121,997	$(120,119)

Operating Revenue

Business and Wholesale

Business and Wholesale revenue of $28.0 million increased $2.9 million, or 11.6%, in the third quarter of 2014 from $25.1 million in the same period of 2013. This improvement was primarily driven by a $0.9 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as MPLS, VPLS, dedicated Internet and Enhanced Metro Ethernet. Growth of broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Broadband ARPU increased to $190.60 in 2014 from $180.15 in 2013, an increase of 5.8%. Additionally, wholesale revenue increased $1.3 million related to an increase in carrier circuits, and with our purchase of TekMate we have generated $1.0 million in recurring IT services revenue during the period. Partially offsetting these increases was a decrease of $0.1 million in other revenue. We also experienced a general decline in voice revenue year-over-year.

Consumer

Consumer revenue of $10.4 million increased $0.2 million, or 2.1%, in the third quarter of 2014 from $10.2 million in the same period of 2013. Broadband revenue and Broadband connections increased $0.7 million and 140 year-over-year, respectively. Customers are subscribing to higher levels of bandwidth speeds which resulted in an increase in ARPU of $54.18 from $48.63 in the prior year, an increase of 11.4%. Partially offsetting the increase in broadband, voice revenue decreased $0.5 million primarily due to 5,545 fewer connections and a decrease in ARPU to $26.73 from $26.81 in the prior year. This trend is expected to continue as more customers discontinue using their fixed landline voice service and move to wireless alternatives.

Other Revenue

Other revenue of $15.0 million increased $0.2 million over the prior year of $14.8 million due to $0.8 million in higher equipment sales and installation; partially offset by $0.5 million in lower access revenue, caused by lower minutes of use from long distance carriers that use our network to originate and terminate their calls.

Wireless

Wireless revenue of $19.7 million decreased $0.7 million or 3.4%, in the third quarter of 2014 from $20.4 million in the same period of 2013. Business and Consumer retail service revenue decreased $1.3 million due to decreases in our wireless subscriber base of 3,051 year-over-year as discussed in the operating metrics section above. The transition to the AWN network has caused some disruption to our customer base due to network coverage issues, and the lack of handset availability vis a vis AWN’s other member carrier customer, GCI. We have experienced moderate subscriber losses in the third quarter of 2014 compared to the losses we experienced in 2013 due to focused management, targeted sales and retention increases. Partially offsetting this decrease, equipment sales increased $0.8 million primarily due to financing phone promotions.

AWN Related

AWN-related revenues changed substantially on a year-over-year basis as a result of the AWN transaction which closed in July 2013. Upon closing of AWN, we no longer generate foreign roaming revenue which totaled $5.6 million, a discontinued revenue stream for us, and all existing backhaul contracts with wireless carriers transferred to AWN at closing which totaled $1.9 million for the third quarter of 2013. We intend to enter into new backhaul agreements and expect this revenue stream to grow in the future. CETC revenue decreased on a year-over-year basis to $0.4 million. Under the AWN structure, we pass through to AWN an amount equal to our CETC revenue so it does not contribute to our overall net income or cash from operations.

Operating Expenses

Cost of Services and Sales, Non-Affiliates

Cost of services and sales, non-affiliates of $31.4 million decreased $1.7 million, or 5.0%, in the three month period ended September 30, 2014, from $33.1 million in the same period of 2013. This decrease was primarily due to certain operating expenses that have moved to AWN such as $1.4 million in roaming costs, $0.3 million in cell site leases and $0.7 million in leased circuit and transport costs. We also experienced decreases of $0.7 million in lower USF contribution costs primarily as a result of a 2011 FCC order (the “Transformation Order”), and $0.9 million in wireless device and accessory costs. Partially offsetting these decreases are increases of $0.9 million in TekMate equipment and services and $0.3 million in labor, primarily in our service delivery and TekMate organizations. We also experienced $0.9 million in leased circuit costs and $0.3 million in submarine repair costs related to the severed fiber optic cable due to the July 2014 earthquake.

Cost of Services and Sales, Affiliates

Cost of services and sales, affiliates of $13.5 million increased $1.9 million, or 16.3%, in the three month period ended September 30, 2014 from $11.6 million in the same period of 2013. This includes an increase of $2.4 million in AWN wholesale charges due to the purchase of wholesale wireless plans from AWN. Partially offsetting this increase is a decrease of $0.4 million representing our contractual obligation to pass an amount equal to our CETC Revenue to AWN, a decrease of $0.3 million in handset subsidy support received from AWN and a decrease of $0.2 million related to equipment and IT services from TekMate which is now a subsidiary and therefore fully eliminated.

Selling, General and Administrative

Selling, general and administrative expenses of $25.0 million decreased $4.3 million, or 14.5%, in the three month period ended September 30, 2014 from $29.3 million in the same period of 2013. This decrease is primarily due to a reduction of $4.6 million in AWN transaction costs. Partially offsetting this decrease is $0.3 million associated with the final purchase price of our IT managed services company.

Depreciation and Amortization

Depreciation and amortization expense of $8.6 million decreased $0.6 million, or 6.8%, in the three month period ending September 30, 2014 from $9.2 million in the same period of 2013. The year-over-year decrease was primarily due to the sale of assets to GCI and the contribution of assets with a book value of $63.4 million to AWN in late July 2013.

Gain on Disposal of Assets, Net

The gain on the disposal of assets of $0.2 million in the third quarter of 2014 was the result of a land sale and excess removal obligations on terminated leases during the period. The $210.6 million gain on the disposal of assets in the third quarter of 2013 was primarily associated with the $210.9 AWN transaction offset slightly by losses on the disposal of other assets during the period.

Earnings from equity method investments

Earnings from equity method investments of $11.6 million in the three month period ending September 30, 2014 increased $3.5 million from $8.1 million in the same period of 2013 due to the operating performance of AWN. The 2013 results represented earnings from July 22, 2013 to September 30, 2013 while the 2014 results represent the full three month period.

Other Income and Expense

Interest expense of $8.6 million in the three-month period of 2014 decreased $1.2 million compared with $9.8 million in the same period of 2013. This decrease was primarily due to $0.3 million in lower interest expense on overall lower debt balances and non-cash interest of $0.2 million related to an ineffective hedge in the three-month period of 2013. Additionally, a $0.3 million decrease is related to interest allocated to fund our capital investments.

In the fourth quarter of 2012, an interest rate swap in the notional amount of $192.5 million no longer met the criteria for prospective hedge accounting treatment. In the three-month period of 2013 a $0.2 million unfavorable change in the fair value of this swap was recorded to interest expense at extinguishment.

Loss on extinguishment of debt of $2.1 million in the three-month period of 2013 relates to $1.3 million due to pay-downs on our Senior Loan Facility and $0.7 million representing the portion of the interest rate swap that was over-hedged and moved from accumulated other comprehensive income when the $65.0 million debt payment was made at AWN closing.

Income Taxes

Income tax expense and the effective tax rate in the third quarter of 2014 were $1.2 million and 39.0%, respectively. Income tax expense and effective tax rate were $85.4 million and 41.1%, respectively for the three month period ending September 30, 2013.

Net Income

We had a net income of $1.9 million in the third quarter of 2014 compared to net income of $122.0 million in the same period of 2013. The year-over-year results reflect the revenue and operating expense items discussed above.

Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013

	Nine Months Ended September 30,
(in thousands)	2014	2013	Change	% Change
Service revenue:
Business and wholesale customers
Voice	$16,948	$17,303	$(355)	-2.1%
Broadband	32,658	29,509	3,149	10.7%
IT services	2,540	—	2,540	n/a
Other	5,256	5,969	(713)	-11.9%
Wholesale	24,723	22,319	2,404	10.8%

Business and wholesale service revenue	82,125	75,100	7,025	9.4%

Consumer customers
Voice	11,399	12,819	(1,420)	-11.1%
Broadband	18,441	16,443	1,998	12.2%
Other	1,191	1,275	(84)	-6.6%

Consumer service revenue	31,031	30,537	494	1.6%

Total service revenue	113,156	105,637	7,519	7.1%

Growth in service revenue	7.1%
Growth in broadband service revenue	11.2%

Other revenue:
Equipment sales	3,421	1,451	1,970	135.8%
Access	26,732	28,056	(1,324)	-4.7%
High cost support	18,271	13,558	4,713	34.8%

Total service and other revenue	161,580	148,702	12,878	8.7%

Growth in service and other revenue	8.7%
Growth excluding equipment sales	7.4%

Wireless revenue:
Business and consumer service revenue	50,598	53,607	(3,009)	-5.6%
Equipment sales	4,178	3,785	393	10.4%
Other	4,010	3,591	419	11.7%

AWN related:
Foreign roaming	—	40,029	(40,029)	n/a
Wireless backhaul	70	6,112	(6,042)	-98.9%
CETC	14,581	16,093	(1,512)	-9.4%
Amortization of deferred AWN capacity revenue	2,337	738	1,599	216.7%

Total AWN related	16,988	62,972	(45,984)	-73.0%

Total wireless & AWN related revenue	75,774	123,955	(48,181)	-38.9%

Total operating revenues	$237,354	$272,657	$(35,303)	-12.9%

Operating expenses:
Cost of services and sales, non-affiliate	91,274	105,412	(14,138)	-13.4%
Cost of services and sales, affiliate	43,295	11,959	31,336	262.0%
Selling, general and administrative	74,926	83,717	(8,791)	-10.5%
Depreciation and amortization	25,850	33,291	(7,441)	-22.4%
Loss (gain) on disposal of assets, net	612	(209,932)	210,544	-100.3%
Earnings from equity method investments	(29,247)	(8,061)	(21,186)	262.8%

Total operating expenses	206,710	16,386	190,324	1161.5%

Operating income	30,644	256,271	(225,627)	-88.0%
Other income and expense:
Interest expense	(26,144)	(29,970)	3,826	-12.8%
Loss on extinguishment of debt	—	(2,370)	2,370	-100.0%
Interest income	42	37	5	13.5%
Other	—	(13)	13	-100.0%

Total other income and expense	(26,102)	(32,316)	6,214	-19.2%

Income before income tax expense	4,542	223,955	(219,413)
Income tax expense	(1,964)	(60,796)	58,832

Net income	$2,578	$163,159	$(160,581)

Operating Revenue

Business and Wholesale

Business and Wholesale revenue of $82.1 million increased $7.0 million, or 9.4%, in the nine month period of 2014 from $75.1 million in the same period of 2013. This improvement was primarily driven by $3.1 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as MPLS, VPLS, dedicated Internet and Enhanced Metro Ethernet. Growth of broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Broadband ARPU increased to $191.54 in 2014 from $177.59 in 2013, an increase of 7.9%. Additionally, wholesale revenue increased $2.4 million related to an increase in carrier circuits, and with our purchase of the remaining interest in TekMate we have generated $2.5 million in recurring IT services revenue during the period. Partially offsetting these increases was $0.7 million in other revenue primarily related to an engineering services contract in the first half of 2013. We also experienced a general decline in voice revenue year-over-year.

Consumer

Consumer revenue of $31.0 million increased $0.5 million, or 1.6%, in the nine month period 2014 from $30.5 million in 2013. Voice revenue decreased $1.4 million primarily due to 5,545 fewer connections. This decline is expected to continue as more customers discontinue using their fixed landline voice service and move to wireless alternatives. Partially offsetting the decrease in voice, broadband revenue increased $2.0 million, due to broadband connections increasing 140 year-over-year and customers demanding higher levels of bandwidth speeds. This resulted in an increase in ARPU of $52.73 from $48.85 in the prior year, an increase of 7.9%.

Other Revenue

Other revenue of $48.4 million in the nine month period of 2014 increased $5.4 million over the prior year of $43.0 million due to $4.7 million in increased high cost support including $2.2 million release of CAF phase I reserves in the second quarter of 2014 which had been reserved in 2013. Additionally, there was an increase of $2.0 million in higher equipment sales and installations. Partially offsetting these increases was lower access revenue of $1.3 million caused by lower minutes of use from long distance carriers that use our network to originate and terminate their calls.

Wireless

Wireless revenue of $58.8 million decreased $2.2 million or 3.6%, in 2014 from $61.0 million in 2013 due to decreases in our wireless subscriber base of 3,051 year-over-year as discussed in the operating metrics section above. The transition to the AWN network has caused some disruption to our customer base due to network coverage issues, and the lack of handset availability vis a vis AWN’s other member carrier customer, GCI. Subscriber losses have moderated in the nine month period of 2014 from what we experienced in 2013 due to focused management, targeted sales and retention increases. Partially offsetting this decrease, equipment sales increased $0.4 million primarily due to financing phone promotions, and other revenue increased $0.4 million.

AWN Related

AWN related revenues changed substantially on a year-over-year basis as a result of the AWN transaction which closed in July 2013. Upon closing of AWN, we no longer generate foreign roaming revenue which was $40.0 million in the nine month period of 2013. Wireless backhaul revenue of $0.1 million declined $6.0 million from $6.1 million in the previous year. All existing backhaul contracts with wireless carriers transferred to AWN at closing, resulting in this year-over-year decrease. We intend to enter into new backhaul agreements and expect this revenue stream to grow in the future. CETC revenue decreased on a year-over-year basis to $14.6 million. Under the AWN structure, we pass through to AWN an amount equal to our CETC revenue so it does not contribute to our overall net income or cash from operations. Partially offsetting these decreases are an increase of $1.6 million in AWN capacity revenue which represents a new revenue stream for us under the AWN structure.

Operating Expenses

Cost of Services and Sales, Non-Affiliates

Cost of services and sales, non-affiliates of $91.3 million decreased $14.1 million, or 13.4%, in the nine month period ended September 30, 2014 from $105.4 million in the same period of 2013. This decrease was primarily due to certain operating expenses that have moved to AWN such as $9.9 million in roaming costs,

$2.5 million in cell site leases and $4.0 million in leased circuit and transport costs. We also experienced decreases of $1.9 million in wireless device and accessory costs and $1.4 million in lower USF contribution costs primarily as a result of the Transformation Order, and other reductions in the revenue base subject to the surcharges. Partially offsetting these decreases are increases of $1.9 million in labor primarily in our service delivery and TekMate organizations and $2.4 million in TekMate equipment and services. We also experienced $1.2 million in submarine repair and restoration costs related to the severed fiber optic cable due to the July 2014 earthquake in Southeast Alaska.

Cost of Services and Sales, Affiliates

Cost of services and sales, affiliates of $43.3 million increased $31.3 million in the nine month period ended September 30, 2014 from $12.0 million in the same period of 2013. This includes increases of $28.1 million in AWN charges due to the purchase of wholesale wireless plans from AWN and $9.3 million representing our contractual obligation to pass an amount equal to our CETC Revenue to AWN. Partially offsetting these increases is an increase of $5.5 million in handset subsidy support received from AWN which serves to lower our overall operating expenses and a decrease of $0.5 million related to equipment and IT services from TekMate which is now a subsidiary and therefore fully eliminated.

Selling, General and Administrative

Selling, general and administrative expenses of $74.9 million decreased $8.8 million, or 10.5%, in the nine month period ended September 30, 2014 from $83.7 million in the same period of 2013. This decrease is primarily due to reduced AWN transaction costs of $5.7 million, reduced labor costs of $1.4 million primarily in management incentives, $0.4 million in stock compensation expense, and a reduction of $1.1 million in contingent litigation costs. Offsetting this decrease is an increase of $0.3 million associated with the final purchase price of our IT managed services company.

Depreciation and Amortization

Depreciation and amortization expense of $25.9 million decreased $7.4 million, or 22.4%, in the nine month period of 2014 from $33.3 million in the same period of 2013. This year-over-year decrease was primarily due to the sale of assets to GCI and the contribution of assets with a book value of $63.4 million to AWN in late July 2013 as well as a number of pooled asset classes reaching their maximum depreciable lives.

(Gain) loss on Disposal of Assets, Net

The loss on the disposal of assets of $0.6 million in the nine-month period of 2014 was primarily associated with the $0.4 million write off of obsolete inventory and $0.4 million related to projects that moved to AWN partially offset by a land sale and excess removal obligations on terminated leases. The $209.9 million gain on the disposal of assets in the nine-month period of 2013 was primarily associated with the $210.9 gain on sale/contribution of assets to AWN offset slightly by losses on other assets during the period.

Earnings from equity method investments

Earnings from equity method investments of $29.2 million in the nine month period of 2014 increased $21.2 million from $8.1 million in the same period of 2013 due to the operating performance of AWN. The 2013 results represented earnings from July 22, 2013 to September 30, 2013 while the 2014 results represent the full nine month period.

Other Income and Expense

Interest expense of $26.1 million in the nine month period of 2014 decreased $3.9 million compared with $30.0 million in the same period of 2013. This decrease was primarily due to $3.9 million in lower interest expense due to lower debt balances related to pay-downs of $13.2 million, $5.0 million and $5.0 million on our Senior Credit Facility in January, April and July, respectively.

In the fourth quarter of 2012, an interest rate swap in the notional amount of $192.5 million no longer met the criteria for prospective hedge accounting treatment. In the nine-month period of 2013 the $0.8 million favorable change in the fair value of this swap was credited to interest expense. Additionally, we experienced $0.9 million lower interest expense due to the extinguishment of this swap in August of 2013.

Loss on extinguishment of debt of $2.4 million in the nine-month period of 2013 relates to $1.6 million due to pay-downs on our Senior Credit Facility and $0.7 million representing the portion of the interest rate swap that was over-hedged and moved from accumulated other comprehensive income when the $65.0 million debt payment was made at AWN closing.

Income Taxes

Income tax expense and the effective tax rate in the nine month period of 2014 were $2.0 million and 43.2%, respectively, compared with a income tax expense of $60.8 million in the same period of 2013. This amount includes a $29.9 million benefit from the favorable settlement of the Crest IRS examination and a $1.9 million benefit from the decrease in our valuation allowance. Excluding this benefit, our income tax expense and effective tax rate were $92.6 million and 41.3%, respectively for the nine-month period ending September 30, 2013.

Net Income

We had a net income of $2.6 million in the nine month period of 2014 compared to net income of $163.2 million in the same period of 2013. The year-over-year results reflect the revenue and operating expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures and debt service in the first nine months of 2014 primarily through internally generated funds and distributions from AWN. At September 30, 2014, we had $28.9 million in cash and cash equivalents, $0.5 million in restricted cash and a $30.0 million undrawn revolving credit facility. Outstanding standby letters of credit commit $2.2 million of that available revolving credit facility at September 30, 2014.

Our major sources and uses of funds in the nine months ended September 30, 2014 and 2013 are as follows:

	Nine Months Ended September 30,
(in thousands)	2014	2013
Net cash provided by operating activities	$39,990	$59,608
Capital expenditures	$(33,916)	$(27,314)
Capitalized interest	$(2,082)	$(1,291)
Change in unsettled capital expenditures	$(1,300)	$(3,276)
Proceeds on sale of assets	$136	$4,747
Proceeds on sale/contribution of asset to AWN	$—	$100,000
Return of capital from equity investment	$8,286	$—
Net change in short-term investments	$—	$2,037
Change in unsettled acquisition costs	$—	$(3,345)
Net change in restricted cash	$—	$3,393
Net debt repayments	$(24,022)	$(97,382)
Interest paid	$(22,036)	$(25,201)
Loss on extinguishment of hedge instruments	$—	$4,073

Cash Flows from Operating Activities

Cash provided by operating activities of $40.0 million in the first nine months of 2014 decreased $19.6 million compared to the $59.6 million reported in the prior year primarily due to the changes in our operations that occurred as a result of the AWN transaction which closed in July 2013. See Results of Operations – Operating Revenue – AWN Related for additional discussion.

Interest payments, net of cash interest income and including capitalized interest, were $22.0 million and $25.2 million in the first nine months of 2014 and 2013, respectively. Through a series of interest rate swap transactions, interest on 59.9% of our term loan at September 30, 2014 is effectively fixed at an annual rate of 7.22% until September 2015. Our $120.0 million convertible debt has a fixed coupon rate of 6.25% and a current outstanding balance of $114.0 million.

Cash Flows from Investing Activities

Cash used in investing activities of $29.7 million in the first nine months of 2014 consisted of capital expenditures totaling $37.3 million associated primarily with our fiber and circuit network build out and IT infrastructure and $0.9 million related to the acquisition of the remaining interest in TekMate, partially offset by $8.3 million of cash distributions in excess of earnings from our equity method investments.

Cash provided by investing activities of $75.0 million in the first nine months of 2013 consisted $100.0 million of proceeds related to the AWN transaction, $4.7 million of proceeds from the sale of excess property, and $2.0 million in maturities of short-term investments. These increases were partially offset by capital expenditures totaling $31.9 million associated primarily with our IT infrastructure and construction of our 4G LTE wireless network.

Our historical capital expenditures have been significant. Our networks require the timely maintenance and investments to support our growth. Future capital requirements may change due to changes in technology, the effects of competition, changes in our business strategy, or our decision to pursue specific acquisition and investment opportunities.

Cash Flows from Financing Activities

Cash used in financing activities of $24.5 million in the first nine months of 2014 consisted primarily of repayments of long term debt of $24.0 million, including the early payment of $13.2 million in annual scheduled payments and a voluntary $10.0 million payment on the term loan component of our Senior Credit Facility for 2014.

Cash used in financing activities of $98.1 million in the first nine months of 2013 consisted primarily of repayments of long term debt of $97.4 million, including the $13.0 million remaining outstanding balance of our 5.75% Notes, scheduled payments on the term loan component of our Senior Credit Facility of $5.5 million and prepayments on the term loan component of our Senior Credit Facility of $78.0 million.

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

We are responding to these challenges by (i) driving growth in broadband revenues to business, carrier and consumers; (ii) managing our cost structure to result in increasing Adjusted EBIDTA margins; (iii) controlling the amount of our capital spending; and (iv) dedicating Free Cash Flow to debt reductions.

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

The Senior Credit Facility also requires that we maintain certain financial ratios as defined under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013. As disclosed below, we were in compliance with all such ratios as of September 30, 2014.

Total Leverage Ratio: Our “total leverage ratio” may not exceed 6.00 to 1.00 and was 4.78 to 1.00 as of September 30, 2014.

Senior Secured Leverage Ratio: Our “senior secured leverage ratio” may not exceed 4.75 to 1.00 and was 3.87 to 1.00 as of September 30, 2014.

Fixed Charges Coverage Ratio Leverage Ratio: Our “fixed charges coverage ratio” may not be less than 2.25 to 1.00 and was 2.61 to 1.00 as of September 30, 2014.

Substantially all of our assets (including those of our subsidiaries) have been pledged as collateral for our Senior Credit Facility.

We believe that we will have sufficient cash on hand, cash provided by operations and availability under our Senior Credit Facility to service our debt and fund our operations, capital expenditures and other obligations over the next twelve months. However, our ability to make such an assessment is dependent upon our future financial performance, which is subject to future economic conditions and to financial, business, regulatory, competitive entry and many other factors, many of which are beyond our control and could impact us during the time period of this assessment. See “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and this report for further information regarding these risks.

Non-GAAP FINANCIAL MEASURES

In an effort to provide investors with additional information regarding the Company’s results as determined by GAAP, the Company also discloses certain non-GAAP information which management utilizes to assess recurring performance and believes provides useful information to investors regarding baseline operating results.

The Company has disclosed Adjusted EBITDA as net income before interest, loss on extinguishment of debt, depreciation and amortization, loss on the impairment of equity investments or other assets, loss on sale of short-term investments, gain or loss on asset purchases or disposals, earnings on equity method investments, provisions for taxes, transaction-related costs, stock-based compensation, and expenses under the company’s long term cash incentive plan (“LTCI”) including adjustments to TekMate purchase price based upon achieving earn out targets. LTCI expenses are considered part of an interim compensation structure to mitigate the dilutive impact of additional share issuances for executive compensation. Distributions from AWN are included in Adjusted EBITDA. Additionally, in July 2014 an undersea cable serving Juneau, Alaska was impacted by a service disruption associated with an earthquake. The costs associated with restoration and repair of this facility is excluded from Adjusted EBITDA.

Due to the AWN structure, ACS receives certain high cost revenues (“CETC”) which are reported in operating revenue, non-affiliates, and remits an equal amount to AWN as a component of our consideration for wholesale wireless services, which is reported in Cost of services and sales, affiliated. From a financial reporting perspective CETC grosses up our revenue and expense and has no impact on Adjusted EBITDA, but impacts our core margins. We therefore report Adjusted EBITDA Margin to exclude this impact.

Free cash flow (“FCF”) is defined as Adjusted EBITDA, less capital expenditures that create an obligation to pay (“incurred capital expenditures”), plus milestone billings for a fiber build project on behalf of a carrier customer, less AWN transaction-related capital costs, less amortization of AWN capacity revenue (which is a non cash revenue item), less earthquake related costs, less cash interest expense. Note that incurred capital spending includes the costs associated with a two year fiber build project for a strategic customer. However we are adding back the cash we receive from the customer for the funding of that project to FCF. Accordingly, our capital spending will be elevated because of this project.

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

The following table provides the computation of our Non-GAAP measures for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA	2014	2013	2014	2013

Net income	$1,878	$121,997	$2,578	$163,159
Add (subtract):
Interest expense	8,615	9,785	26,144	29,970
Loss on extinguishment of debt	—	2,094	—	2,370
Interest income	(28)	(19)	(42)	(37)
Depreciation and amortization	8,585	9,209	25,850	33,291
Loss on sale of short-term investments	—	—	—	13
(Gain) loss on disposal of assets	(199)	315	612	941
(Earnings) loss from equity method investment in TekMate	—	(18)	(12)	3
Earnings from equity method investment in AWN	(11,556)	(8,064)	(29,235)	(8,064)
Gain on sale/contribution of asset to AWN	—	(210,873)	—	(210,873)
AWN distributions received	12,500	5,389	37,500	5,389
AWN distributions received for the prior period	(4,167)	—	(4,167)	—
AWN distributions receivable within 12 days	4,167	4,167	4,167	4,167
Income tax expense	1,203	85,421	1,964	60,796
Stock-based compensation	684	550	1,877	2,268
Long-term cash incentives	587	152	1,572	482
Earthquake related expense	1,228	—	1,228	—
AWN transaction-related costs	28	4,702	240	5,974

Adjusted EBITDA	$23,525	$24,807	$70,276	$89,849

Operating revenues	78,465	83,841	237,354	272,657
CETC Revenue	(4,720)	(5,139)	(14,581)	(16,093)

Net Revenue	$73,745	$78,702	$222,773	$256,564

Adjusted EBITDA Margin	31.9%	31.5%	31.5%	35.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
Free Cash Flow	2014	2013	2014	2013

Adjusted EBITDA	$23,525	$24,807	$70,276	$89,849

Less:
Capital spending
Incurred capital expenditures	$(16,042)	$(13,717)	$(33,916)	$(27,314)
Milestone billings for fiber build project for a carrier customer	2,000	—	2,000	—
AWN transaction-related capital costs, net change	—	—	—	(41)

Net capital spending	(14,042)	(13,717)	(31,916)	(27,355)

Amortization of AWN capacity revenue	(647)	(738)	(2,337)	(738)
Earthquake related expense	(1,228)	—	(1,228)	—
Cash interest expense	(6,008)	(6,818)	(22,036)	(25,201)

Free cash flow	$1,600	$3,534	$12,759	$36,555

OUTLOOK

Our outlook for the remainder of 2014 is to deliver on the financial guidance we have provided to investors, while continuing to invest in new services to meet the growing telecom needs of our customers. Based on our performance in the third quarter, we recently improved our financial guidance for revenue and Adjusted EBITDA. Significant events that will have a longer term impact we are managing include working with the FCC on reforming High Cost Support revenue and working with AWN to drive continued strong performance.

Guidance for the following categories is as follows:

•	Revenue of approximately $310 million is increased to approximately $315 million.

•	Adjusted EBITDA of approximately $90 million is increased to approximately $92 million.

•	Free cash flow of approximately $20 million is unchanged.

•	Capital expenditures of between $40-45 million are unchanged.

In the second quarter, our guidance for capital spending was increased to reflect a two year project, which commenced in the second half of 2014, to build fiber facilities on behalf of a customer. The customer is funding the project during the period of the build and in 2014 cash payments will offset this higher capital spending. Accordingly, our capital spending guidance was increased but our free cash flow guidance is unchanged. We anticipate that this multi-year project will be accretive to free cash flow in 2015.

On July 25, 2014, our undersea cable serving Juneau, Alaska was damaged by debris generated by an earthquake. The cost to repair this facility and to lease alternative capacity was $1.2 million and was excluded from the above guidance considerations.

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of September 30, 2014, we have recorded litigation reserves of $0.5 million against certain of those claims and legal actions. We have a number of on-going disputes with AWN regarding other matters. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, comprehensive income or cash flows beyond the amounts already recorded. Estimates involved in developing these litigation reserves could change as these claims, legal actions and regulatory proceedings progress. See also Part II, “Item 1, Legal Proceedings.”

EMPLOYEES

As of September 30, 2014 we employed 872 regular full-time employees, 34 regular part-time employees and 11 temporary employees. Approximately 61% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement with the IBEW governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska through December 31, 2015. Management considers employee relations to be generally good.

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, materials and supplies, long-lived assets, goodwill, equity method investments, deferred income taxes and network access revenue reserves. Actual results may differ from those estimates as the collection of those balances is not reasonably assured.

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

On August 27, 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The ASU defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The new pronouncement will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has chosen not to early adopt and is currently evaluating the impact of the adoption of this guidance.

ADDITIONAL INFORMATION

None

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is associated with changes in interest rates. The interest rates and cash interest payments were effectively fixed on approximately $305.6 million, or 70%, of our total borrowings of $434.6 million as of September 30, 2014. Our 6.25% Notes have a fixed coupon rate. The term loan component of our Senior Credit Facility bears interest of LIBOR plus 4.75% with a LIBOR floor of 1.5% as of September 30, 2014.

We manage our exposure to fluctuations in LIBOR and the resulting impact on interest expense and cash interest payments on our Senior Credit Facility through the utilization of floating-to-fixed interest rate swaps designated as cash flow hedges. As of September 30, 2014, interest expense on $192.5 million, or 60%, of the amount outstanding under the Senior Credit Facility was hedged. A hypothetical 100 basis point increase in LIBOR over the floor of 1.5% during the next twelve months would result in an approximate $1.3 million increase in interest expense and cash interest payments associated with the unhedged portion of the Senior Credit Facility over the next twelve months.

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

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated any changes in our internal controls over financial reporting that occurred during the third quarter of 2014. Based on this evaluation, we have concluded that there were no changes in our internal controls over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of September 30, 2014 we have recorded litigation reserves of $0.5 million against certain current claims and legal actions We have a number of ongoing disputes with AWN regarding other matters. Other than as described above and as disclosed previously in “Item 3, Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit	Where Located

10.1	Alaska Communications Systems Group, Inc. 2014 Officer Severance Policy	Exhibit 10.1 to Form 8-K (filed June 9, 2014)

10.2	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan	Exhibit to Form S-8 File No. 333-199923 (Filed Nov 6, 2014)

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: Nov 7, 2014	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer (Principal Executive Officer)

/s/ Wayne Graham
Wayne Graham
Chief Financial Officer (Principal Accounting Officer)