Form 10-K
period 2014-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2015-03-16
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on June 30, 2014 was approximately $87 million computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 13, 2015 there were outstanding 49,847,110 shares of Common Stock, $.01 par value, of the registrant.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

Cautionary Statement Regarding Forward Looking Statements and Analysts’ Reports

This Form 10-K and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “us”, “ACS”, the “Company” and “Alaska Communications”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Forward- looking statements may be contained in this Form 10-K under “Item 1A ,Risk Factors” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	governmental and public policy changes, including on-going changes in our revenues or obligations we will assume to receive these revenues, resulting from regulatory actions affecting inter-carrier compensation, Universal Service Funding (“USF”) for high cost support, and on-going support for programs such as lifeline services to our customers

•	our debt, a portion of which matures in October 2015, and which requires us to dedicate a significant portion of our cash flow from operating activities to make debt payments and requires us to comply with restrictive covenants and other terms contained in our Senior Credit Facility

•	the cost and availability of future financing, at the terms, and subject to the conditions necessary to support our business and pursue growth opportunities

•	our ability to realize synergies that we have targeted following the sale of our wireless operations. Achieving these synergies is key to generating cash flow from operating activities. If we are delayed in achieving these synergies, or the synergies we achieve is less than targeted, our financial condition will be impacted

•	our size because we are a smaller sized competitor in the markets we serve and we compete against large competitors with substantially greater resources

•	recent reductions in the benchmark price of relevant crude oil, which, if sustained is expected to have a significant impact on both the level of spending by the State of Alaska and investment in resource development projects by major exploration companies in Alaska. Both outcomes will impact the economy in the markets we serve and impact our future financial performance

•	disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services

•	our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including on-going capital expenditures needed to upgrade our network to industry competitive speeds

•	our ability to continue to develop attractive, integrated products and services to evolving industry standards, and meet the pressure from competition to offer these services at lower prices

•	unanticipated damage to one or more of our undersea fiber optic cables resulting from construction or digging mishaps, fishing boats or other reasons

•	changes in general industry and market conditions, and structural declines for voice and other legacy services within the telecommunications industry

•	a maintenance or other failure of our network or data centers

•	a failure of back-office information technology (“IT”) systems

•	a third party claim that the Company is infringing upon their intellectual property, resulting in litigation or licensing expenses, or the loss of our ability to sell or support certain products including certain wireless devices

•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan

•	the success or failure of any future acquisitions or other major transactions

•	geologic or other natural disturbances relevant to the location of our operations

•	the ability to attract, recruit, retain and develop the workforce necessary for implementing our business plan

•	the matters described under “Item 1A, Risk Factors”

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

PART I

Item 1. Business

OVERVIEW

We provide leading integrated communications services to business and consumer customers substantially in Alaska. Our communications network extends throughout the major population centers in Alaska connecting customers to our network, which provides broadband, managed information technology (“IT Managed Services”), voice and other services to these customers and to the contiguous states through our own terrestrial network which includes our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. Our primary focus is: (i) growing retail service revenue with our business, wholesale and consumer customers primarily by providing high bandwidth speeds and IT Managed service offerings to business customers, and higher bandwidth speeds without data cap pricing for consumers, (ii) working with state and federal regulatory agencies to provide an appropriate level of high cost support funding relative to the cost to provide broadband services in our service territories and (iii) following the sale of our wireless operations on February 2, 2015, completing our obligations pursuant to a transition services agreement (“TSA”) with the buyer, and winding down our wireless retail operations to achieve certain synergy targets by the end of 2015.

The sale of our wireless operations (the “Wireless Sale”), which closed on February 2, 2015, included the sale of both our one-third interest in the Alaska Wireless Network (“AWN”) and our wireless customer contracts, but excluded the wireless backhaul contracts that we entered into after the formation of AWN. This transaction allowed us to exit a line of business facing increasing levels of competition at an attractive price. AWN was a wireless wholesale joint venture we formed in 2013, (“AWN Formation”) where both ACS and General Communications (“GCI”) combined their wireless networks. ACS was a one-third owner of AWN, while GCI owned the remaining two-thirds. AWN owned spectrum licenses, cell sites, backhaul facility usage rights, and other assets necessary for AWN to operate as a wireless infrastructure company, and operated a statewide wholesale wireless network. GCI and ACS independently sold retail wireless services to their respective retail customers while paying AWN a wholesale charge as compensation for that company owning and operating the network.

Our parent company, Alaska Communications Systems Group, Inc., was incorporated in 1998 under the laws of the state of Delaware. Our principal executive offices are located at 600 Telephone Avenue, Anchorage, Alaska 99503-6091. Our telephone number is (907) 297-3000 and our investor internet address is www.alsk.com. Our customer internet address is AlaskaCommunications.com.

Markets, Services and Products

We operate our business under a single reportable segment. Prior to the Wireless Sale we provided retail wireless services and generated certain revenue streams related to our ownership in AWN. Prior to the AWN formation, we also generated foreign roaming revenue from national wireless carriers whose customers traveled in Alaska. Over the past several years our areas of focus has shifted to the following customer categories, and following the Wireless Sale, our focus is exclusively on these categories:

•	Business and Wholesale

•	Consumer

•	Other Services (including access services and high cost support services receiving federal support funding)

The brand pillars supporting our products and services are reliability, customer service, trustworthiness and local presence. These are represented by the following promise we make to our customers: “You can always expect to get the service as promised to you by an Alaska Communications’ representative. If you are not satisfied, we will work with you to provide a solution that meets your satisfaction.”

Our services and products are described below. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a summary of service and product revenues generated by each of these customer groups.

Business and Wholesale

Providing services to Business and Wholesale customers is our highest priority. We are the only Alaska-based carrier that is Carrier Ethernet 2.0 Certified. This certification means that we meet international standards for the quality of our broadband services. We believe our network differentiates us in the markets we serve, because we prefer not to compete on price; but on the quality, reliability and the overall value of our solutions. Accordingly, we have significant capacity to “sell into” the network we operate and do so at what we believe are attractive incremental gross margins.

Business services have experienced significant growth and we believe the incremental economics of business services are attractive. Given the demand from our customers for more bandwidth and other services, we expect revenue growth from these customers to continue for the foreseeable future. We provide services such as voice and broadband, and IT Managed services including remote network monitoring and support service, managed IT security and IT professional services, and long distance services primarily over our own terrestrial network. Our business customers include small and medium businesses, larger enterprises, and government customers which include municipal, local, state and federal government entities, school districts, libraries and rural health care hospitals.

Our acquisition of TekMate, discussed in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading Other Initiatives, is an example of our strategy to provide increasing levels of IT Managed services to business customers which we believe provides a differentiated value proposition vis a vis our competitors.

Our wholesale customers are statewide, national and international telecommunications carriers who rely on us to provide connectivity for broadband and other needs to access their customers over our Alaskan network. The wholesale market is characterized by larger transactions that can create variability in our operating performance. We have a dedicated sales team that sells into this customer segment, and we expect wholesale revenue to grow for the foreseeable future.

Consumer

We also provide voice and broadband services to residential customers. Given that our primary competitor has extensive quad play capabilities (video, voice, wireless and broadband) we are selective in how we offer products and services to this customer segment, to maintain our returns. We expect revenue from these customers to be stable. Our primary focus is to offer higher bandwidth speeds to these customers, leveraging the capabilities of our existing network. Our primary competitive advantage is that we offer bandwidth without data caps, while our competitor charges customers or throttles customers’ speeds for exceeding certain levels of data usage.

Other Services Including Access Services and High Cost Support

We provide voice and broadband origination and termination services to inter and intrastate carriers who serve our retail customers. We are compensated for these services, primarily by charging terminating and originating per minute rates to these carriers. These revenue streams have been in decline and we expect them to continue to decline.

We also assess monthly surcharges to our customers, as required by various state and federal regulatory agencies, and then remit these surcharges to these agencies. These surcharges vary from year to year, and are recognized as revenue, and the remittance as a cost of sale. We expect these revenue streams to decline over time.

We also receive inter and intrastate high cost universal support funds and similar revenue streams from state and federal regulatory agencies that allow us to partially recover our costs of providing universal service in Alaska. As further discussed under “Regulation,” as a result of substantial regulatory changes enacted by the Federal Communications Commission (“FCC”), certain of these revenue streams are undergoing significant reform and until this reform process is complete it is difficult to predict the positive or negative growth in these revenue streams in the future and the extent of obligations we will need to undertake in order to qualify for future funding.

Wireless and AWN Related

Prior to the Wireless Sale, we provided wireless voice and broadband services, and other value-added wireless products and services, such as wireless devices, across Alaska with roaming coverage available in the contiguous states, Hawaii and Canada by utilizing the AWN network. Prior to the AWN formation, we provided these services utilizing our own network and generated foreign roaming revenue from national wireless carriers whose customers traveled in Alaska.

Following the AWN Formation, and prior to the Wireless Sale, we reported certain revenues based on our ownership position in AWN as follows:

Because our network provides access to the retail marketplace, and as a result of the cost of providing service to high cost areas, we generated Competitive Eligible Telecommunications Carrier (“CETC”) revenues established by either state or federal regulatory agencies. As part of the AWN formation, we agreed to pay a service charge to AWN for an amount equal to our CETC Revenue, and therefore CETC Revenue had no impact on our net (loss) income or EBITDA calculations.

Prior to the AWN formation, we also provided backhaul services to other wireless carriers. Backhaul services are broadband connections between a wireless carrier’s cell site, their central office switch and connectivity to the Internet. Upon the AWN formation, all existing backhaul contracts were transferred to AWN, which results in our loss of revenue. However, we were not excluded from providing backhaul services in the future, and now compete for these services. We have since added wireless backhaul contracts, and expect to continue to grow these revenues.

Following the Wireless Sale, we began to wind down our retail wireless operations (“Retail Wind Down”). However, we are required to provide TSA services to GCI, which involve maintaining certain aspects of these retail wireless operations such as the operation of our retail stores, maintaining wireless retail customer support functions in our contact center and providing certain supply chain management, billing and collection and treasury management functions for a period of up to six months following the Wireless Sale. We believe the duration of the TSA will be approximately two to three months, and immediately thereafter we will accelerate the Retail Wind Down. During 2015, these events will result in significant employee reductions across many functional areas in the company, and we will incur certain costs associated with severance, retention and other employee obligations, store lease buyouts, and other non recurring costs during the period. Upon completion of the Retail Wind Down, we expect to have generated significant synergies, which, will result in our generating $54 to $56 million of annual run rate Adjusted EBITDA as we exit 2015.

Network and Technology

There are two extensive facilities based wireline telecommunications networks in Alaska. We operate one of these networks and GCI operates the other. We provide switched and dedicated voice and broadband services as well as a host of other value added services such as network hosting, IT Managed services and long distance services. We continuously upgrade our network to provide higher levels of performance, higher bandwidth speeds, increased levels of security and additional value added services to our customers. Our networks are monitored for performance around the clock in redundant monitoring centers to provide a high level of reliability and performance. Our fiber network, which serves as the backbone of our network, is extensive within Alaska’s urban areas and connects our largest markets, including Anchorage, Fairbanks and Juneau with each other and the contiguous states. It offers us the opportunity to provide our customers with a high level of network reliability and speed for voice and broadband applications. We also own and operate one of the most expansive Internet Protocol (“IP”) networks in Alaska using multi-protocol label switching (“MPLS”), Metro Ethernet technology and Virtual Private LAN Service (VPLS). Our MPLS network provides the long-haul framework for our Metro Ethernet service, which we market to businesses and government customers. Metro Ethernet offers our customers scalable, high-speed broadband and customized IT products and services, as well as Internet connectivity. VPLS allows customers to connect their dispersed locations with the ease of use and control offered by Metro Ethernet and the quality and reliability of our MPLS services. We are one of the few Metro Ethernet Forum certified carriers in the nation, providing the highest degree of assurance to our customers regarding the quality of our network and services.

We also own and operate an undersea fiber optic cable system that connects our Alaskan network to our facilities in Oregon and Washington. These facilities provide the most survivable service to and from Alaska, with key monitoring and disaster recovery capabilities for our customers. Most recently, we acquired certain capacity on another provider’s network providing us with diverse connectivity into Juneau, thus eliminating what was previously a single point of failure.

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

Competition

We face strong competition in our markets from larger competitors with substantial resources. For traditional voice and broadband services, we compete with GCI and AT&T on a statewide basis, and smaller providers such as Matanuska Telephone Association, Inc. (“MTA”) on a more localized basis.

As the largest facilities based operator in Alaska, GCI is the dominant statewide provider of broadband, voice and video services, and has up to 80% market share in the customer segments it serves. GCI continues to expand its voice and data network, often taking advantage of subsidized government programs which create a monopoly for services in certain markets. AT&T’s primary focus is to be the provider of voice and broadband services to its national customers. AT&T tends to use its existing broadband network to serve these customers or it leases capacity from GCI or ACS to augment its existing network.

For wireless services, and prior to the Wireless Sale, we competed with AT&T, GCI, with Verizon for retail services. AT&T’s strong market position in Alaska is in wireless, and we estimated that AT&T had over 50% market share. The competitive landscape changed dramatically when Verizon turned up its wireless network in the major urban centers in Alaska in 2013. AT&T and Verizon, in particular, have significant competitive advantages associated with device availability, content and a nationwide footprint that can be packaged with their wireless offerings. These dynamics were key drivers in our Wireless Sale decision.

Overall competitive dynamics are significant, and our operating performance is impacted accordingly. For more information associated with the risks of our competitive environment see “Item 1A, Risk Factors.”

Marketing

Our marketing strategy relies on our history of understanding the Alaskan customer. We increasingly tailor our products and services based on understanding our customers’ needs, location, and type of service they desire. For business customers we bundle our products and provide value added IT Managed services using our local service delivery model and highly reliable network. For consumer customers we focus on offering flat rate pricing for broadband services differentiating ourselves from GCI who charges for excess data usage.

Sales and Distribution Channels

Our sales strategy combines primarily direct and some indirect distribution channels to retain current customers and drive sales growth. We have also traditionally operated retail stores throughout the state, however, we expect most if not all these stores will be closed as part of our Retail Wind Down. Our focus in 2015 is to leverage our direct sales channels serving Business and Wholesale customers, and our web and contact center channels for consumer customers for continued sustained performance throughout the year.

Customer Base

We generate our revenue through a diverse statewide customer base and there is no reliance on a single customer or small group of customers. Business and wholesale customers are our primary focus and they make up 34.9% of our total revenue. Excluding wireless and AWN related revenue, which is no longer a revenue stream following the Wireless Sale, business and wholesale customers make up 51% of our total revenue for the year ended December 31, 2014. In prior years we had significant reliance on roaming revenue from Verizon which accounted for 11.5% and 16.4% of our revenue in 2013 and 2012, respectively. The AWN formation was a risk mitigation strategy because with Verizon operating their own Alaskan network in 2013, we believed this revenue stream would begin to decline.

Seasonality

We believe our revenue is impacted by seasonal factors. This is due to Alaska’s northern latitude and the resulting wide swing in available daylight and weather conditions between summer and winter months. These conditions, unique to Alaska, affect business, tourism and calling patterns in the state. Our spending patterns are also impacted by seasonality as we incur more capital spending and operating spending during the summer and early fall periods of the year reflecting the heightened economic activity from the summer months and our own construction activities during this time period.

Employees

As of December 31, 2014, we employed 807 regular full-time employees, 35 regular part-time employees and 6 temporary employees. Approximately 60% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement (“CBA”) with the IBEW, which was amended in November 2014, governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska through December 31, 2016. Management considers employee relations to be generally good.

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

We generate revenues from regulated and market-based charges to our customers, access charges to other carriers, and federal and state support mechanisms for telecommunications and broadband services. These revenues are recorded throughout our customer categories. Prior to the sale of our interest in AWN to GCI, an amount equal to our CETC revenue was remitted to AWN, and had no direct impact to our net (loss) income, cash flow from operations or adjusted EBITDA. After the sale, we ceased to receive CETC Revenue.

Our local exchange carrier (“LEC”) subsidiaries are regulated common carriers subject to rate-of-return regulation for intrastate services we offer in Alaska, and price-cap regulation for interstate services regulated by the FCC; however, because they face competition, most of our LEC subsidiaries may not be able to realize their allowed rates of return even where they are rate of return regulated.

In this section, “Regulation”, we refer to our LEC subsidiaries individually as follows:

•	ACS of Anchorage, LLC (“ACSA”);

•	ACS of Alaska, LLC (“ACSAK”);

•	ACS of Fairbanks, LLC (“ACSF”); and

•	ACS of the Northland, LLC (“ACSN”).

In establishing their costs of regulated services, our LEC subsidiaries have determined their aggregate costs, allocated those costs between regulated and non-regulated services, then separated these costs between state and federal jurisdictions and finally among inter- and intra-state services. This process has been governed primarily by the FCC and the Regulatory Commission of Alaska (“RCA”) rules and regulations. The FCC is considering whether to modify or eliminate the current jurisdictional separations process. This decision could indirectly increase or reduce earnings of carriers subject to jurisdictional separations rules by affecting the way regulated costs are divided between the federal and state jurisdictions if rates in both jurisdictions are not adjusted accordingly.

At the federal level, the FCC generally exercises jurisdiction over services of regulated common carriers that provide, originate or terminate interstate or international communications and related facilities. The FCC does not currently regulate certain broadband Internet access services that are known as information services although the FCC has recently opened a proceeding to address Net Neutrality concerns through the regulatory process, and the FCC Chairman reportedly has proposed that the FCC adopt rules to classify broadband Internet access service as a common carrier “telecommunications service” subject to common carrier pricing and other requirements contained in the Communications Act of 1934 (“Communications Act”) that have historically applied only to traditional telephone service. At this time, we are unable to assess the extent to which these regulatory changes may impact our business.

The RCA generally exercises jurisdiction over services and facilities used to provide, originate or terminate communications between points in Alaska. In addition, pursuant to the local competition provisions of the Communications Act , federal and state regulators share responsibility for implementing and enforcing certain pro-competitive policies.

Local governments often regulate the public rights-of-way necessary to install and operate networks. These local governments may require communication service providers to obtain licenses or franchises regulating their use of public rights-of-way and generally require carriers to obtain construction permits and abide by building and land use codes.

Federal Regulation

We must comply with the Communications Act and regulations promulgated thereunder, which require, among other things, that we offer regulated interstate services upon request at just, reasonable and non-discriminatory rates and terms. The Communications Act also requires us to offer competing carriers interconnection and non-discriminatory access to certain facilities and services designated as essential for local competition, and permits the FCC to deregulate us as markets become more competitive. Under the Communications Act we are eligible for support revenues to help defray the cost of providing services to rural, high cost areas, low-income consumers, schools and libraries, and rural health care providers. Many of these regulations recently have been modified by the FCC and others are the subject of on-going FCC rule makings that are expected to result in further changes; in both cases, the changes are intended to expand the support mechanisms to include broadband Internet access services, and promote additional deployment of equipment, facilities, and systems necessary to support such services.

Interconnection with Local Telephone Companies and Access to Other Facilities

The Communications Act imposes a number of requirements on LECs. Generally, a LEC must: not prohibit or unreasonably restrict the resale of its services; provide for telephone number portability so customers may keep the same telephone number if they switch service providers; ensure that customers are able to route their calls to telecommunications service providers without having to dial additional digits; provide access to their poles, ducts, conduits and rights-of-way on a reasonable, non-discriminatory basis; and, when a call originates on its network, compensate other telephone companies for terminating or transporting the call (see the Interstate Access discussion below).

All of our LEC subsidiaries are considered incumbent LECs (“ILECs”) and have additional obligations under the Communications Act: to negotiate in good faith with any carrier requesting interconnection; to provide interconnection for the transmission and routing of telecommunications at any technically feasible point in our ILEC network on just, reasonable and non-discriminatory rates, terms and conditions; to provide access to unbundled network elements (“UNEs”), such as local loops at non-discriminatory, cost-based rates to competing carriers that would be “impaired” without them; to offer retail local telephone services to resellers at discounted wholesale rates; to provide notice of changes in information needed for another carrier to transmit and route services using its facilities; and to provide, at rates, terms and conditions that are just, reasonable, and non-discriminatory; physical collocation, which allows a competitive LEC (“CLEC”) to install and maintain its network termination equipment in an ILEC’s central office, or to obtain functionally equivalent forms of interconnection.

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

Interstate Access Charges

The FCC regulates the prices that ILECs charge for the use of their local telephone facilities in originating or terminating interstate calls. For the years ended December 31, 2014, 2013 and 2012, interstate access charges represented approximately 9.0%, 10.3% and 11.2%, respectively, of our total Service and Other revenues.

Rates for interstate telecommunications services offered by our ILEC subsidiaries are determined using price cap regulation, under which the rates vary from year to year based on mathematical formulae, and not based on changes to our costs, including both inter-carrier rates and retail end user rates. Since 2010, ACSA, ACSF, and ACSAK have had the right under the FCC’s Phase I and Phase II pricing flexibility rules to offer flexible pricing arrangements such as volume and term discounts free from FCC rate structure and price-cap rules for qualifying services, dedicated transport and special access services in the Anchorage, Juneau and Fairbanks areas. The FCC has since ceased making any new grants of pricing flexibility, and is seeking data on the state of competition in the special access markets to evaluate possible changes. We expect to file data responsive to the FCC’s request on or before the due date, February 27, 2015. In addition, because the pricing flexibility currently granted to three of the ACS ILECs could be affected by future changes to the FCC’s pricing flexibility rules, any reforms that the FCC adopts could affect ACS’s revenues in ways we cannot currently predict.

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

Federal Universal Service Support

The Communications Act requires the FCC to establish a universal service program to ensure that affordable, quality telecommunications services are available to all Americans. The Company receives universal support in several forms: (1) high cost support received by its LEC subsidiaries in 2014 for its wireline business under the Connect America Fund; (2) high cost support provided to the Company in 2014 for its wireless business as CETC Revenue; (3) support for services that the Company provides to schools and libraries, provided through the federal schools and libraries universal service support mechanism (“E-Rate”); (4) support from the federal Rural Health Care (“RHC”) support mechanism, which supports telemedicine and rural health care communications; and (5) low-income support under the FCC’s Lifeline program, which subsidizes telephone service for low-income consumers.

For the year ended December 31, 2014, the Company recognized $19.6 million in wireless CETC Revenue (which we remitted to AWN) and $23.2 million in high cost support for its LECs. Combined, these amounts represent approximately 13.6% of our total revenues for the twelve month period ended December 31, 2014. For the year ended December 31, 2013, the corresponding amounts were $21.0 million and $18.8 million, respectively. With the closing of the Wireless Sale, we will not be receiving CETC Revenue going forward.

Historically, the level of high cost support received by the Company’s LEC subsidiaries was based on the costs those subsidiaries incurred in providing telecommunications services, although a portion of the support was frozen at the time our LEC subsidiaries converted to federal price cap regulation and, for ACSA, based on the results of a cost model. The recent Transformation Order made a number of changes, including:

•	Replacing legacy high cost support mechanisms with the Connect America Fund (“CAF”) mechanism, discussed below; and

•	Establishing a separate mobility fund to support mobile voice and broadband services in unserved and high cost areas while freezing and phasing out the identical support rule for CETCs, including ACSW and our competitors. The Company does not anticipate receiving any mobility fund support.

The FCC is implementing CAF in two primary phases. CAF Phase I, currently in effect, froze our LECs’ high cost support, beginning in 2012, at the 2011 level, and requires us to use that support to provide broadband fixed services in high cost areas served by our price-cap LEC subsidiaries. Price-cap ILECs, such as ours, must use this frozen CAF I support to deploy and operate modern communications networks capable of supporting broadband and voice services, and over time must target areas that are substantially unserved by any unsupported competitor providing such services. “Broadband” for purposes of CAF Phase I support programs is defined as delivering actual speeds of at least 4 Mbps downstream and 1 Mbps upstream, with latency suitable for real-time services such as VoIP, and must be offered at prices reasonably comparable to those in urban areas.

The Transformation Order set the ACS ILECs’ CAF Phase I support at a level of $19.7 million annually. In 2014, we were required to spend two-thirds of this total to build and operate broadband-capable networks used to offer our own retail broadband service in areas substantially unserved by an unsubsidized competitor. On April 9, 2013, we filed a request for the FCC to waive certain restrictions on the use of this portion of our frozen CAF Phase I support in order to permit us to use this support more effectively to achieve the purposes of the rule. The FCC denied the Company’s petition but granted some limited relief to all carriers in an order issued October 30, 2013.

In 2015, we are currently required to spend 100 percent of our CAF I frozen support in this manner, and may need to seek additional waiver relief from this rule. However, the FCC also initiated the transition to CAF Phase II, discussed below, as of January 1, 2015. While the FCC has not yet adopted all of the rules that will govern CAF Phase II, we expect this transition to be complete before the end of 2015, with the use of at least a portion of our 2015 high cost support governed by those rules, rather than the rules applicable to CAF Phase I.

In 2012 and 2013, and in conjunction with CAF Phase I, the FCC made additional CAF Phase I Incremental Support available to certain price-cap carriers serving the highest-cost wire centers, conditioned on the carriers deploying additional broadband service to unserved locations over the three-year period following the award of support. In 2012 (“Round 1 Incremental Support”), a price cap ILEC accepting this support was required to deploy broadband service delivering actual speeds of at least 4 Mbps downstream and 1 Mbps upstream within three years to at least one unserved location for every $775.00 of support it accepts. The FCC offered us approximately $4.2 million of this support in 2012, which we accepted.

In September 2012, we filed a request for waiver with the FCC; seeking greater flexibility to use this support in ways that we believe will increase the benefits of this support to our subscribers. That petition remains pending at the FCC. In July 2013, we informed the FCC that, under the conditions governing use of Round 1 Incremental Support, we would be able to deploy broadband service to 2,291 locations, utilizing roughly $1.8 million of the Round 1 Incremental Support that we originally accepted. If we are unable to deploy service to additional locations, and do not receive a waiver, we may be required to return a portion of our Round 1 Incremental Support, and may face additional penalties.

In 2013, the FCC offered price cap ILECs additional CAF Phase I Incremental Support (“Round 2 Incremental Support”), and an additional alternative to use the support in areas served by broadband, but that do not receive actual speeds of at least 3 Mbps/768 kbps. A price cap ILEC accepting Round 2 Incremental Support for use in such areas must agree to deploy broadband delivering actual speeds of at least 4 Mbps downstream and 1 Mbps upstream to one location for each $550.00 it accepts. In 2013, ACS accepted $0.2 million in Round 2 Incremental Support to serve 320 locations at $550.00 per location.

The FCC is currently implementing a transition from CAF Phase I frozen support to CAF Phase II. Funding under the new programs will generally require recipients to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, and meet interim milestone build-out obligations.

On April 22, 2013, the FCC adopted a model platform that will be used to establish the geographic area and support levels to be offered under CAF Phase II, which will serve to replace CAF Phase I support to price-cap carriers operating in the 48 contiguous states. Those price cap ILECs, if they accept CAF Phase II support in a given state, will be required to make a statewide commitment to offer voice service and broadband delivering actual speeds of at least 10 Mbps downstream and 1 Mbps upstream to a number of customer locations prescribed by the FCC in that state within the geographic area covered by CAF Phase II.

In part as a result of our advocacy, the FCC’s Wireline Competition Bureau has acknowledged short-comings in the nationwide CAF Phase II cost model as a means to set CAF Phase II universal service support levels and broadband deployment obligations in areas outside the lower 48 contiguous states, and, in particular, that the model does not accurately reflect broadband costs in Alaska. As a result, the FCC has offered us (and other price cap carriers serving areas outside the lower 48 contiguous states) the alternative option to continue to receive universal service support at current, CAF Phase I frozen level, instead of based on the results of the nationwide cost model. We have notified the FCC that we will not be able to accept support determined according to the CAF Phase II cost model, and would elect to continue to receive support at the CAF Phase I frozen level (CAF Phase II Frozen Support”), if it were linked to achievable broadband deployment and service commitments.

The FCC has received industry comment on how it should establish broadband deployment obligations that should accompany such CAF Phase II Frozen Support in the absence of a working cost model. We continue to engage in ongoing and active dialogue with the FCC and the Wireline Competition Bureau staff on this subject, and continue to analyze the impact of these changes on Alaska, but there remains substantial uncertainty regarding the deployment and service obligations we may be required to meet in connection with CAF Phase II Frozen Support, potential limitations on our use of such support, and the term of years during which such support will be available. While we expect the FCC to require us to deploy new broadband service to a substantial number of locations within our service area, the FCC has yet to determine the number of new locations that we must serve, or the range of geographic areas where deployment will meet our universal service obligation. If we are able to accept CAF Phase II Frozen Support at all, the size, timing, and extent of these obligations may have a material effect on our future cash flows, as we anticipate our future capital spending will likely be higher to support these future broadband build-out obligations. We expect the FCC to issue additional rules in the near future.

Lifeline Reform

We generated less than 2% of our total revenue from lifeline customers for the twelve months ended December 31, 2014 and 2013. Under reforms adopted in the FCC’s January 2012 Lifeline Order, we are required to recertify each of our Lifeline customers (wireline and wireless) annually to verify continued eligibility for Lifeline service. In part as a result of those efforts, our Lifeline enrollment decreased, in particularly for wireless services where we lost approximately 2,000 connections during 2013 and remained relatively flat during 2014. As with other wireless issues, we do not expect Lifeline recertification rules to have an impact on our business following the completion of the sale of our wireless business to GCI, but we will face continuing compliance obligations with respect to Lifeline customers served by our LEC subsidiaries. There are a number of matters under consideration that could increase the Company’s regulatory compliance obligations and customer administrative responsibilities, and impact revenue received from regulatory funding sources. In the FNPRM, the FCC is considering whether to reduce our federal Lifeline subsidy support. Following the Wireless Sale, we no longer provide lifeline services for wireless customers.

Wireless Services

Federal law preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio services (“CMRS”), which includes personal communications services and cellular services. The regulatory burden associated with our wireless business was removed with the closing of the Wireless Sale.

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

Alaska Universal Service Fund

The AUSF serves as a complement to the federal USF, but must meet federal statutory criteria concerning consistency with federal rules and regulations. Revenue from the AUSF represented 1.9% and 1.8% of our revenue for the twelve month periods ended December 31, 2014 and 2013, respectively.

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

Other State Regulatory Matters

On July 8, 2014, HB169 was signed into law which eliminates the RCA’s jurisdiction over telephone directories. The new law went into effect on October 6, 2014. The effect of the legislation reduces ACS’s costs for production and distribution of white page directories.

On July 17, 2014 the Company’s local exchange subsidiaries filed a request with the RCA to waive regulations that require them to maintain a tariff and submit tariff filings in competitive study areas that have no dominant carrier. On October 22, 2014, the RCA declined to grant the requested waiver and, instead, commenced a new rulemaking to address tariff issues statewide. The outcome of this new rulemaking is uncertain.

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

Risks Relating to Our Industry

Competition

The telecommunications industry in Alaska is competitive.

New competitors make it more difficult for us to attract and retain customers, which will result in lower revenue, cash flow from operating activities and Free Cash Flow.

Our principal facilities based competitor for voice and broadband services is GCI, who is also the dominant cable television provider in Alaska. In the business and wholesale market, GCI holds a dominant position through its extensive fiber optic, microwave and satellite based middle mile network as well as its undersea fiber cable network, where it owns and operates two of the four existing undersea fiber optic cables connecting Alaska to the contiguous states. In the consumer market, GCI bundles its cable video services with voice, broadband and wireless services. We do not offer video service and wireless, and thus, are unable to offer competing bundles.

GCI continues to expand its statewide reach, including through its Terra Southwest project which is funded with federal subsidies, consisting of grants from the USDA Rural Utilities Service and federal low-interest loans. This subsidy gives GCI a substantial competitive advantage in the markets served by Terra Southwest, and GCI receives substantial additional funding for services offered over this facility from the federal E-Rate and Rural Health Care universal service support mechanisms. GCI has indicated it intends to replicate this government subsidized model in other markets in Alaska, which will create monopoly-type conditions in these markets which are subject to minimal regulatory oversight.

With a long history of operating in Alaska, AT&T has a terrestrial long-haul network in Alaska where the focus is on serving certain national customers. AT&T’s primary focus in Alaska is providing wireless services.

Realization of Synergies

The realization of synergies following the Wireless Sale, and the impact of the TSA on our Retail Wind Down

As part of our sale of our Wireless Sale, we received proceeds of approximately $270 million, and paid down approximately $240.5 million in our Senior Term Facility. Approximately $30 million of cash was retained to pay for transaction fees and expenses, taxes, Retail Wind Down costs, and taxes. While the debt pay down was a significant move to reduce our overall debt levels, we also plan to generate significant synergies, targeted at $12 million on an annual basis to further drive down our overall leverage ratio (Net Debt/Adjusted EBITDA). We have commenced this plan, but the major elements of cost savings can only be achieved following the completion of our TSA obligations to GCI, which we are targeting to last three months following the transaction’s close on February 2, 2015, but under terms of the contract, could last up to six months. During this TSA period, we do not believe we will generate Free Cash Flow, and in some cases, including transaction related or non-recurring costs related to the Retail Wind Down our Free Cash Flow will be negative. Our cash balances are intentionally significant during this period. However, should the TSA take longer than three months, or following termination of the TSA, should we not achieve our synergies target, or incur higher non-recurring amounts necessary to achieve these synergies (such as employee severance, retention and other obligations associated with our retail store locations), we could require significant cash to meet these obligations which would impact our financial condition.

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

To be competitive we need to maintain an on-going investment program to continuously upgrade our access network. We define the access network as the connection from the end user location – either a home or a business – to the first aggregation point in the network. The connection can be copper or fiber and the aggregation point is typically a central office or remote serving node. The access network determines the speeds we are able to deliver to our end customer. We may not be able to maintain the level of investment needed for long term competitiveness in offering broadband speeds to all segments of our market.

Our limited access to middle mile infrastructure limits our ability to compete in certain geographic and customer segments in Alaska.

We define middle mile as the connection between the first aggregation point into a local community and the interconnection point to the internet or switch which connects the community to the outside world. These are typically high capacity connections and can span hundreds of miles in the case of Alaska. It is unlikely that we will have the capital needed for middle mile investments, and GCI controls significant elements of the middle mile network in Alaska, and through its government funded programs is creating monopoly conditions in certain areas of the state. This limits our ability to compete in certain markets.

Risks Relating to Our Debt

Our Debt, Near Dated Maturity, Refinancing Activities and the Impact of Planned Synergies from the Sale of our Wireless Operations

Our debt could adversely affect our financial health, financing options and liquidity position and our ability to service debt is based on achieving synergies associated with the Wireless Sale.

Since 2012 we have been aggressively reducing the amount of our outstanding debt. As of December 31, 2014, we had total debt of $436.4 million, inclusive of $2.4 million in liabilities held-for-sale, net of debt discounts. The Wireless Sale resulted in $240.5 million of debt reductions, after which we have a $82.2 million Senior Loan Facility, $114.0 million of Convertible Notes and $7.9 million of capital lease obligations.

Although the Wireless Sale resulted in significant debt reductions, prior to this transaction we generated significant Adjusted EBITDA from our AWN dividend, and as result of the Wireless Sale our Adjusted EBITDA will be lower. The benefit from the Wireless Sale is we will be a smaller, better focused company, and as a result we will benefit from a lower cost structure through the achievement of certain synergies as part of the Retail Wind Down. These synergies are targeted to be $12 million on an annual basis, and upon achieving these amounts, our run rate EBITDA (on an annual basis) is anticipated to be $54 to $56 million by the end of 2015. While any delay in the Retail Wind Down associated with the TSA (discussed above) can impact our results of operations and free cash flow, we also continue to have certain debt obligations that require us to do the following:

•	Maintain a fixed amortization schedule of payments on our Senior Loan Facility of $14,700 in 2015,

•	Perform against financial covenants under our Senior Loan Facility that contemplate the realization of the targeted synergies by the end of 2015,

Our Senior Loan Facility matures in October 2016, and our revolving loan facility, which is undrawn, matures in October 2015. We are focused on refinancing both of these facilities in 2015, but unidentified potential challenges in the credit markets that limit our ability to do so could have a material adverse impact on our future financial condition. Additionally, our Convertible notes are not callable, and therefore limit our flexibility with strategic acquisitions and may have some impact on any cost and terms associated with the refinancing of our Senior Loan Facility

Our debt also exposes us to adverse changes in interest rates; however, we entered into floating-to-fixed interest rate swaps to hedge our exposure to interest rate changes. In conjunction with our Senior Credit Facility we hold floating-to-fixed interest rate swaps that fixed the interest rates on $192.5 million of notional term loan value at 7.22% for the period June 2012 through September 2015.

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

Risks Related to our Business

Access and High Cost Support Revenue

Revenues from access charges will continue to decline and revenue from high cost loop support is subject to rule changes at the FCC.

We received approximately 18.6% and 16.0% of our operating revenues for the years ended December 31, 2014 and 2013, respectively, from interstate and intrastate access charges. The amount of revenue that we receive from these access charges is calculated in accordance with requirements set by the FCC and the RCA. Any change in these requirements may reduce our revenues and earnings. Access charges have consistently decreased in past years and we expect this trend to continue due to declines in voice usage and migration to VoIP services which do not generate access revenue for us.

Furthermore, the FCC has actively reviewed new mechanisms for inter-carrier compensation that will eliminate certain access charges entirely. Elimination of access charges would have a material adverse effect on our revenue and earnings. Similarly, the RCA has adopted regulations modifying intrastate access charges that may reduce our revenue.

As discussed in “Regulations” substantial changes are expected to be enacted by the FCC regarding our future high cost loop support funding and obligations thereunder. It is difficult to predict the positive or negative growth in this source of revenue streams in the future as well as the future obligations that we will be required to accept that are tied to this funding.

Regulations

New governmental regulations may impose obligations on us to upgrade our existing technology or adopt new technology that may require additional capital and we may not be able to comply in a timely manner with these new regulations.

Our markets are heavily regulated. We cannot predict the extent to which the government will impose new unfunded mandates on us. Such mandates have included those related to emergency location, emergency “E-911” calling providing access to hearing-impaired customers, law enforcement assistance and local number portability. Each of these government mandates has imposed new requirements for capital that we could not have predicted with any precision. Along with these obligations, the FCC has imposed deadlines for compliance with these mandates. We may not be able to provide services that comply with these or other regulatory mandates. Further, we cannot predict whether other mandates from the FCC or other regulatory authorities, will occur in the future or the demands they may place on our capital expenditures. For more information on our regulatory environment and the risks it presents to us, see “Item 1, Business – Regulation”.

There is a risk that FCC Orders will materially impact our revenue.

The 2011 Transformation Order establishes a new framework for high cost universal service support that replaced existing support mechanisms that provide support to carriers, like us, that serve high-cost areas with new “Connect America Fund” (“CAF”) support mechanisms and service obligations that are focused on broadband Internet access services. Though the future rules remain unclear, we do not expect them to be as favorable to the Company as the prior rules and we expect conditions attached to future high cost support to require significant new increases in capital spending to meet broadband deployment and service targets. We recognized $23.2 million and $18.8 million in federal high cost universal service payment revenues to support our wireline operations in high cost areas in the twelve months ended December 31, 2014 and 2013, respectively. The FCC is currently considering what broadband deployment and service obligations it will require us to meet in connection with future federal high cost CAF support, along with the duration and other terms of support. The resulting uncertainty prevents us from accurately measuring the amount of our future high cost support, or the capital investment the Company will be required to make in connection with this support or the duration of the support. Please see the heading “Regulation,” above, for more detailed information.

In addition, the FCC has imposed strict new compliance requirements governing enrollment of low-income subscribers in the FCC’s Lifeline program, which provides carriers like us with USF support to reduce the cost of wireline and wireless services to low-income consumers. For the twelve months ended December 31, 2014, we recognized wireline and wireless lifeline revenue of $0.4 million and $3.2 million, respectively. Over the same period the number of Lifeline customers we served shifted from 2,151 wireline and 7,145 wireless lifeline customers to 1,828 wireline and 7,232 wireless Lifeline customers. Following the February 2015 completion of the sale of our wireless business, we no longer serve any wireless Lifeline customers. We expect the amount of Lifeline USF support we receive in connection with our wireline customers to continue to decrease, because we expect that it will be more difficult for low-income consumers to qualify for Lifeline, and to remain enrolled in Lifeline, than it was under the former rules.

Economic Conditions

The successful operation and growth of our businesses depends on economic conditions in Alaska.

The vast majority of our customers and operations are located in Alaska. Due to our geographical concentration, the successful operation and growth of our businesses depends on economic conditions in Alaska. The Alaska economy, in turn, depends upon many factors, including:

•	the strength of the natural resources industries, particularly oil production and prices of crude oil;

•	the strength of the Alaska tourism industry;

•	the level of government and military spending; and

•	the continued growth of service industries.

The population of Alaska is approximately 730,000 with Anchorage, Fairbanks and Juneau serving as the primary population and economic centers in the state.

It is estimated that one-third of Alaska’s economy is dependent on federal spending, one-third on natural resources, in particular the production of crude oil and the remaining one-third on drivers such as tourism, mining, timber, seafood, international air cargo and miscellaneous support services.

Alaska’s economy is dependent on investment by oil companies, and state tax revenues correlate with the price of oil as the State assesses a tax based on the retail price of oil that transits the pipeline from the North Slope. During 2014, the price of crude oil dropped substantially, which is primarily impacting the state in two ways:

1.	Resource based companies have indicated, that although Alaska is a strategic area of investment, they are reducing their level of spending in the state, and in particular the North Slope, through reducing their operating costs. “In flight” development projects are continuing, however, should the price of oil remain at its current levels, spending on future development is expected to be lower.

2.	The State of Alaska is expected to incur budget deficits, requiring reduction in state spending across multiple programs. The State of Alaska is not immune to volatility to price of oil, and has established multi-year budgetary reserves that mitigate the impact of short term price declines. The State is expecting to reduce spending in its current fiscal year, but the amount of reduction is mitigated by the significant level of reserves on hand. Reduced spending by the State is expected to have a dampening effect on overall economic activity in the state.

While economist have inconsistent outlooks for the impact of these events, several are forecasting that Alaska is expected to experience moderate declining population growth and a weaker job environment in certain employment sectors as a result of these dynamics.

In the near term, we do not expect to be impacted significantly as we do not have a terrestrial network serving the North Slope, but overall macro impacts from a sustained lower price of crude oil, if maintained over time, will ultimately impact our growth in the future.

The tourism industry maintains steady progress as the overall national economy stabilizes. Visitor volume was down 2% year over year, decreasing from 1,693,800 in the summer of 2013 to 1,659,600 in the summer of 2014.

Erosion of Access Lines

We provide services to many customers over access lines, and if we continue to lose access lines, our revenues, earnings and cash flow from operating activities may decrease.

Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss over the past few years and the rate of loss with consumers, in particular, has been accelerating. During the year ended December 31, 2014 and 2013 our business access line erosion was 648 and 1,036, respectively, while over the same period our consumer access line erosion was 5,524 and 6,526 respectively. We expect to continue to experience net access line loss in our markets, affecting our revenues, earnings and cash flow from operating activities.

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

We provide E-911 service to our customers where such service is available. We also contract from time to time with municipalities to upgrade their dispatch capabilities such that those facilities become capable of receiving our transmission of a 911 caller’s location information and telephone number. If the emergency call center is unable to process such information, the caller is provided only basic 911 services. In these instances, the emergency caller may be required to verbally advise the operator of such caller’s location at the time of the call. Any inability of the dispatchers to automatically recognize the caller’s location or telephone number, whether or not it occurs as a result of our network operations, may cause us to incur liability or cause our reputation or financial results to suffer.

Wireless Devices

Wireless devices may pose health and safety risks and driving while using a wireless phone may be prohibited; as a result, demand for our services may decrease.

Media reports have suggested that, and studies have been undertaken to determine whether, certain radio frequency emissions from wireless devices and cell sites may be linked to various health concerns, including cancer. Further, radio frequency emissions may interfere with various electronic medical devices, including hearing aids and pacemakers. We could be subject to claims arising prior to the Wireless Sale.

Employees

We depend on the availability of personnel with the requisite level of technical expertise in the telecommunications industry.

Our ability to develop and maintain our networks and execute our business plan is dependent on the availability of technical engineering, IT, service delivery and monitoring, product development, sales, management, finance and other key personnel within our geographic location

Labor costs and the terms of our principal collective bargaining agreement hurts our ability to remain competitive, which could cause our financial performance to suffer.

Labor costs are a significant component of our expenses and, as of December 31, 2014, approximately 60% of our workforce is represented by the IBEW. We believe our labor costs are higher than our competitors who employ a non-unionized workforce because we are required by the CBA to contribute to the IBEW Health and Welfare Trust and the Alaska Electrical Pension Fund for benefit programs, including defined benefit pension plans and health benefit plans, that are not reflective of the competitive marketplace. Furthermore, work rules under the existing agreement limit our ability to efficiently manage our workforce and make the incremental cost of work performed outside normal work hours high. In addition, we may make strategic and operational decisions that require the consent of the IBEW. Although the IBEW generally has provided necessary consents, the IBEW may not provide consent when we need it, or it may require additional wages, benefits or other consideration be paid in return for its consent

Our current CBA with the IBEW that is in effect until December 31, 2016, includes provisions that allow us to be more cost competitive in certain areas. The IBEW has entered into several agreements with us over the last year which have provided for isolated cost savings; however, we are facing resistance to changes that are essential for our future success. Should we not reach agreement with the IBEW on these matters; our ability to be competitive will be impacted as will our future financial results.

In addition, the IBEW has brought unfair labor practice complaints and may continue to bring grievances to binding arbitration. The IBEW may also bring court actions and may seek to compel us to engage in the bargaining processes where we believe we have no such obligation. If successful, there is a risk these administrative, judicial or arbitral avenues could create additional costs that we did not anticipate.

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

Suppliers that use proprietary technology, effectively lock us into one or a few suppliers for key network components. Other suppliers require us to maintain exclusive relationships under a contract. As a result, we have become reliant upon a limited number of suppliers of network equipment. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms on a timely basis, or at all, which could increase costs and may cause disruption in service.

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

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. Additionally, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to confidential or other information. If one or more such events occur, this potentially could jeopardize our information or our customers’ information processed and stored in, and transmitted through, our computer systems and networks. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

Any of these operational and security risks could lead to significant and negative consequences, including reputational harm as well as loss of customers and business opportunities, which in turn could have a significant adverse effect on our businesses, financial condition and results of operations. In 2014 a laptop of one of our employees was infected with a virus, which then transmitted data to an unknown third party site. We do not know what data was transmitted, but after investigation, we identified information on this machine that included names, social security numbers and addresses of former and current employees. We do not know if this information was transmitted, but we have taken additional security measures to prevent this type of incident in the future.

Pension Plans

We may incur substantial and unexpected liabilities arising out of our pension plans.

Our pension plans could result in substantial liabilities on our balance sheet. These plans and activities have and will generate substantial cash requirements for us and these requirements may increase beyond our expectations in future years based on changing market conditions. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns and the market value of plan assets can affect the funded status of our defined benefit pension and cause volatility in the net periodic benefit cost and future funding requirements of the plans. In the future, we may be required to make additional contributions to our defined benefit plan. Plan liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements.

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

Our success depends largely on the skills, experience and performance of key members of our senior management team as well as our ability to attract and retain other highly qualified management and technical personnel. There is competition for qualified personnel in our industry and we may not be able to attract and retain the personnel necessary for the development of our business. Our remote location also presents a challenge to us in attracting new talent. If we lose one or more of our key employees, our ability to successfully implement our business plan could be materially adversely affected. We do not maintain any “key person” insurance on any of our personnel.

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

The trading price of our common stock has been impacted by the limited number of shares outstanding, and by a significant number of transactions such as the AWN Formation and the Wireless Sale. Additional factors, many of which are beyond our control, include actual or anticipated variations in quarterly financial results, changes in financial expectations by securities analysts and announcements by our current and future competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments. In addition, our financial results in the future may be below the expectations of securities analysts and investors. Broad market and industry factors could also negatively affected the price of our common stock regardless of our operating performance. Future volatility in our stock price could materially adversely affect the trading market and prices for our common stock as well as our ability to issue additional securities or to secure additional financing.

Declines in our Market Capitalization or Share Price

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal properties do not lend themselves to simple description by character and location. The components of our gross investment in property, plant and equipment consisted of the following as of December 31, 2014 and 2013:

(in thousands)	2014	2013
Land, buildings and support assets	$209,349	$222,215
Central office switching and transmission	385,016	374,505
Outside plant, cable and wire facilities	674,914	699,716
Other	3,606	3,147
Construction work in progress	60,249	45,366

	$1,333,134	$1,344,949

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

We own and lease office facilities and related equipment for our headquarters, retail stores, central office buildings and operations in locations throughout Alaska and Oregon. Our principal executive and administrative offices are located in Anchorage, Alaska. We believe we have appropriate easements, rights-of-way and other arrangements for the accommodation of our pole lines, underground conduits, aerial, underground and undersea cables, and wires. However, these properties do not lend themselves to simple description by character and location.

In addition to land and structures, our property consists of equipment necessary for the provision of communication services. This includes central and IP office equipment, customer premises equipment and connections, towers, pole lines, remote terminals, aerial, underground and undersea cable and fiber optic and copper wire facilities, vehicles, furniture and fixtures, computers and other equipment. We also own certain other communications equipment held as inventory for sale or lease. Substantially all of our communications equipment and other network equipment are located in buildings that we own or on land within our local service coverage area.

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

Item 3. Legal Proceedings

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business, including various legal proceedings involving regulatory matters described under “Item 1, Business–Regulation”. We have recorded litigation reserves of $0.6 million as of December 31, 2014, against certain current claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol ‘ALSK’. The following table presents, for the periods indicated, the high and low sales prices of our common stock as reported by NASDAQ.

2014 Quarters	High	Low	2013 Quarters	High	Low
4th	$2.05	$1.18	4th	$2.82	$1.86
3rd	$1.90	$1.57	3rd	$3.90	$1.67
2nd	$2.03	$1.66	2nd	$1.97	$1.60
1st	$2.70	$1.84	1st	$2.07	$1.55

As of February 13, 2015, there were 49.8 million shares of our common stock issued and outstanding and approximately 456 record holders of our common stock. Because brokers and other institutions hold many of our shares of existing common stock on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Our Total Leverage Ratio is expected to be below 3.50X upon the achievement of our targeted synergies associated with the Retail Wind Down, however our ability to re-institute dividend payments in the future will depend on future competitive market and economic conditions, the financial covenants in any future Senior Credit Facility, and on financial, business, regulatory and other factors, many of which are beyond our control.

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

(in thousands, except per share amounts)	2014	2013
Operating Data:
Operating revenues	$314,863	$348,924
Net income (loss)	(2,780)	158,471

Income (loss) per share - basic	$(0.06)	$3.37
Income (loss) per share - diluted	$(0.06)	$2.78
Cash dividends declared per share	$—	$—

Balance Sheet Data (end of period):
Total assets	$808,941	$747,320
Long-term debt, including current portion	433,968	456,257

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes and the other financial information included elsewhere in this Form 10-K.

OVERVIEW

We provide leading integrated communications services to business, wholesale and consumer customers in and out of Alaska. Our facilities based communications network extends throughout Alaska and connects to the contiguous states via our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers.

The sections that follow provide information about important aspects of our operations and investments and include discussions of our results of operations, financial condition and sources and uses of cash. In addition, we have highlighted key trends and uncertainties to the extent practicable. The content and organization of the financial and non-financial data presented in these sections are consistent with information we use in evaluating our own performance and allocating our resources. We also monitor the state of the economy in general. In doing so, we compare Alaska economic activity with broader economic conditions. In general, we believe that the Alaska telecommunications market, as well as general economic activity in Alaska, is affected by certain economic factors, which include:

•	investment activity in the oil and gas markets and the price of crude oil

•	tourism levels

•	governmental spending and activity of military personnel the price and price trends of bandwidth

•	the growth in demand for bandwidth

•	decline in demand for voice and other legacy services local customer preferences

•	unemployment levels

•	housing activity and development patterns

We have observed variances in the factors affecting the Alaska economy as compared to the U.S. as a whole. Some factors, particularly the price of oil and gas, usually have a greater direct impact on the Alaska economy compared to other macro-economic trends impacting the U.S. economy as a whole.

Prior to 2012, although the Company had been experiencing a steady decline in its retail customer base, total revenues remained relatively unchanged. This was accomplished by generating higher foreign roaming and wireless CETC Revenue to offset falling retail revenue. Three significant events were expected to impact this overall revenue stability. The first was Verizon’s entry into the Alaska market, which took place in 2013. The second was declines in wireless CETC Revenue from actions taken by the FCC, which began to take place in 2014. And finally, 1the potential declines in wireline high cost loop support revenue as a result of potential changes enacted by the FCC, which have not yet been enacted. Foreign roaming revenue, CETC Revenue and high cost loop support revenues represented approximately 23% and 26% of our total revenue in 2013 and 2012, respectively, and profit margins on these revenues streams were relatively high.

As a result of these adverse events, management in 2012 implemented a business plan that focused on driving sustained growth in retail broadband revenue across multiple market segments with a focus on business and wholesale customers. Previously, the Company had focused on select market segments, primarily wireless and enterprise, with the intent to maximize returns.

Management’s assessment of the telecom market in Alaska indicated an estimated $800 million market growing approximately five percent annually. Including IT Services, the size of the overall market expanded to $1.5 billion. To generate sustained growth in this market, the business plan required investments in sales, service, marketing and product development and other initiatives, such as incorporating Lean methodologies to eliminate waste and simplify our business.

In conjunction with the commencement of this business plan and these future adverse impacts, management and the Board of Directors recognized that the Company needed to reduce its outstanding debt to sustainable levels. Consequently, in the fourth quarter of 2012 our Board of Directors completely suspended the common stock cash dividend.

This business plan is resulting in improved financial results in our areas of focus. Broadband revenue growth has accelerated, the Company is adding customers across many different market segments, and the Company has reduced debt by an amount totaling $149.5 million since January 1, 2012.

In addition to the implementation of this business plan, on July 22, 2013, the Company announced the AWN Formation, allowing us to combine our wireless network with GCI. ACS was a one-third owner of AWN, while GCI owned the remaining two-thirds. GCI and ACS were leading wireless providers in Alaska, and in forming AWN, they both contributed their respective wireless assets, including spectrum licenses, cell sites, backhaul facility usage rights, and other assets necessary for AWN to operate an infrastructure company that designs, builds, and operates a statewide wireless network. AWN’s network covered more of Alaska’s population than the network of any other wireless provider,

Under the AWN structure, AWN generated earnings based upon:

•	wholesale revenues it receives from its two retail owners, which were impacted by the number of connections and the wholesale rates established by AWN for these connections, which are anticipated to be about 70% of our retail wireless revenues,

•	service charges to ACS and GCI for an amount equal to 100% of the CETC Revenues received by each respective company,

•	roaming revenues from other wireless carriers, and

•	revenues by selling backhaul to other wireless carriers (note that this did not preclude the Company from selling backhaul directly to other wireless carriers in competition with both GCI and AWN).

AWN incurred all costs associated with operation of the wireless network, and provided a mechanism to support its owners for their wireless equipment subsidies. AWN had no debt, other than a working capital revolver, and the governance of AWN was designed to maximize the agreed-upon financial objectives of its owners to maximize its free cash flow and to distribute this free cash flow to its owners.

As an owner, ACS profited from AWN in three ways:

•	GCI paid ACS $100.0 million at closing, and we used $65.0 million of these proceeds to pay down our Senior Loan Facility. Of the remaining $35.0 million of liquidity, $4.1 million was used to unwind interest rate swaps, and $8.5 million to fund fees and expenses due at closing.

•	AWN would have paid ACS a preferred distribution over the first four years, after formation, totaling up to $190.0 million, subject to criteria set forth in the Operating Agreement as outlined in Note 3 in our audited financial statements for the period ended December 31, 2013. Through December 31, 2014 ACS had received $67.8 million of the $72.0 million of cumulative preferred distributions owed at that time.

•	After four years, we would receive future distribution of FCF in proportion to our interest.

Following the AWN Formation we provided wireless services to our retail wireless customers and our margins on wireless services were based on the wholesale charges paid to AWN as well as other direct costs we incurred to support our retail wireless customers such as our retail stores, contact center, billing and collection, supply chain management and other expenses. Historical costs we had incurred, such as roaming COGS and wireless equipment subsidies, became the responsibility of AWN.

Under the AWN structure our ongoing wireless performance was affected by our ability to operate within the margins we generated under the AWN structure. These margins, on average, were estimated to be 30% of our wireless retail revenue (margins being our retail revenue less the wholesale charges we pay AWN). Although designed to provide adequate coverage, because of continued loss of wireless subscribers and increasing price pressure from national wireless carriers, these margins were not sufficient to recover our costs of operations.

However, under the AWN structure the preferred dividend did result in a higher degree of certainty for our future FCF performance than we otherwise would have expected to generate as a standalone wireless operator, in particular, with the entry of Verizon into our market.

On February 2, 2015 we sold our interest in AWN to GCI as part of the Wireless Sale. This resulted in further debt reduction and the elimination of our exposure to the highly competitive wireless business.

The final element of our business plan called for systematic expense management to ensure we operate efficiently and deliver the highest level of customer service. In 2013, the company formally adopted Lean as a framework to eliminate waste and simplify how we do business. We have established a team of process improvement experts who have adopted Lean and we are implementing Lean practices across all functional areas within the organization. We expect that Lean will empower our employees to eliminate waste which will improve our customer experience. We will spend less over time and this is expected to improve our profitability and improve service levels to our customers.

Revenue Sources by Customer Group

Prior to the Wireless Sale we provided retail wireless services and generated certain revenue streams related to our ownership in AWN. Prior to the AWN formation, we also generated foreign roaming revenue from national wireless carriers whose customers traveled in Alaska. Over the past several years our areas of focus have shifted to the following customer categories, and following the Wireless Sale, our focus is exclusively on the first three of these categories.

•	Business and Wholesale

•	Consumer

•	Other Services (including access services and high cost support)

•	Wireless and AWN Related

Business and Wholesale

Providing services to Business and Wholesale customers is our highest priority. We are the only Alaska-based carrier that is Carrier Ethernet 2.0 Certified. This certification means that we meet international standards for the quality of our broadband services. We believe our network differentiates us in the markets we serve, because we prefer not to compete on price; but on the quality, reliability and the overall value of our solutions. Accordingly, we have significant capacity to “sell into” the network we operate and do so at what we believe are attractive incremental gross margins.

Business services have experienced significant growth and we believe the incremental economics of business services are attractive. Given the demand from our customers for more bandwidth and services, we expect revenue growth from these customers to continue for the foreseeable future. We provide services such as voice and broadband, IT Managed services including remote network monitoring and support, managed IT security and IT professional services, and long distance services primarily over our own terrestrial network. Our business customers include small and medium businesses, larger enterprises, and government customers.

Our acquisition of TekMate, discussed in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading Other initiatives, is an example of our strategy to provide increasing levels of IT Managed services to business customers which we believe provides a differentiated value proposition vis a vis our competitors.

Our wholesale customers are national and international telecommunications carriers who rely on us to provide connectivity for broadband and other needs to access their customers over our Alaskan network. The wholesale market is characterized by larger transactions that can create variability in our operating performance. We have a dedicated sales team that sells into this customer segment, and we expect wholesale revenue to grow for the foreseeable future.

Consumer

We primarily provide voice and broadband services to residential customers. Given that our primary competitor has extensive quad play offerings (video, wireless, voice and broadband) we are selective in how we offer products and services to this customer segment, to maximize our returns. We expect revenue growth from these customers will be more modest than our revenue growth from business customers. In 2013 our primary focus was to offer higher bandwidth speeds to these customers, leveraging the capabilities of our existing network, a process which will continue into 2014. Our primary competitive advantage is we offer bandwidth without data caps, while our primary competitor charges customers or throttles customers’ speeds for exceeding certain levels of data usage.

Other Services Including Access Services and High Cost Support

We provide voice and broadband origination and termination services to inter and intrastate carriers who serve our retail customers. We are compensated for these services, primarily by charging terminating and originating per minute rates to these carriers. These revenue streams have been in decline and we expect them to continue to decline.

We also assess monthly surcharges to our customers, as required by various regulatory state and federal regulatory agencies, and then remit these surcharges to these agencies. These surcharges vary from year to year, and are recognized as revenue, and the remittance as a cost of sale. We expect these revenue streams to decline over time.

We also receive inter and intrastate high cost universal support funds and similar revenue streams structured by state and federal regulatory agencies that allow us to recover our costs of providing universal service in Alaska. As further discussed under “Regulation,” as a result of substantial changes enacted by the Federal Communications Commission (“FCC”), certain of these revenue streams are undergoing significant reform and until this reform process is complete it is difficult to predict the positive or negative growth in these revenue streams in the future and the obligations we inherit should we qualify for future funding.

Wireless & AWN Related

Prior to the Wireless Sale we provided wireless voice and broadband services, and other value-added wireless products and services, such as wireless devices, across Alaska with roaming coverage available in the contiguous states, Hawaii and Canada by utilizing the AWN network.

Prior to the AWN formation, we provided these services utilizing our own network and generated foreign roaming revenue from national wireless carriers whose customers traveled in Alaska.

Following the AWN Formation, and prior to the Wireless Sale, we reported certain revenues based on our ownership position in AWN as follows: Because our network provided access to the retail marketplace, and as a result of the cost of providing service to high cost areas, we generated CETC revenues established by either state or federal regulatory agencies. As part of the AWN Formation we agreed to pay a service charge to AWN for an amount equal to our CETC Revenue, and therefore CETC Revenue had no impact on our net (loss) income or EBITDA calculations

Prior to the AWN formation, we also provided backhaul services to other wireless carriers. Backhaul services are broadband connections between a wireless carrier’s cell site, their central office switch and connectivity to the Internet. Upon the AWN Formation, all existing backhaul contracts were transferred to AWN, which resulted in our loss of revenue. However, we were not excluded from providing backhaul services in the future, and now compete for these services. We have since added wireless backhaul contracts and expect to grow these revenues.

Following the Wireless Sale, we began the process to wind down our retail wireless operation. However, we are required to provide TSA services to GCI, which require us to continue us to maintain certain aspects of these retail wireless operations such as the operation of our retail stores, maintaining wireless retail customer support functions in our contact center and providing certain supply chain management, billing and collection and treasury management functions for a period of up to six months following the Wireless Sale. We believe the duration of the TSA will be approximately two to three months, and immediately thereafter will accelerate the Retail Wind Down. During 2015, these events will result in significant employee reductions across many functional areas in the company, and we will incur certain costs associated with severance, retention and other employee obligations during the period. Upon completion of the Retail Wind Down, we expect to have generated significant synergies, and we are targeting this to be substantially complete by the end of 2015. We have a formal plan for this process and have a dedicated team to manage the TSA and Retail Wind Down activities.

Executive Summary

The following summary should be read in conjunction with “Non-GAAP Financial Measures” included in this Managements’ Discussion and Analysis of Financial Condition and Results of Operations.

Operating Revenues

Consolidated operating revenue of $314.9 million decreased $34.1 million, or 9.8%, in 2014. We believe consolidated revenue should be evaluated in three categories:

i) Service revenue which is intended to represent recurring voice, broadband and other revenue generated from business, wholesale and consumer customers and is a key area of focus under our business plan. Revenue of $151.3 million increased $9.9 million, or 7.0% in 2014. Growth in IT Managed services, wholesale, and broadband revenue were the primary factors for revenue growth in this category.

ii) Other revenue, which primarily consists of access and high cost support revenue, increased $5.9 million, or 10.3% to $63.8 million. Access revenue declined as a result of declining voice traffic with long distance carriers, while high cost support increased $2.2 million associated with changes to this funding program, and $2.2 million of non-recurring revenue reserve releases in the current year. Equipment sales revenue also increased $3.2 million mainly as a result of our focus on IT Managed services.

iii) Wireless and AWN related revenue of $99.7 million, which includes service and equipment sales revenue from our wireless customers, and roaming, and backhaul revenue which we transferred to AWN at closing, and CETC revenue, which we continued to generate following the AWN close, but which we paid a service charge to AWN for the amount of revenue we received, as expected declined 33.3%. The decline was primarily attributed to foreign roaming revenue moving to AWN. Following the Wireless Sale, we will no longer have Wireless and AWN related revenue.

Adjusted EBITDA

Adjusted EBITDA, as defined in “Non-GAAP Financial Measures” (“Adjusted EBITDA”) of $92.6 million decreased $13.9 million from 2013 due largely to $34.1 million lower revenue, $7.8 million of higher operating expenses, offset by a $28.0 million increase in preferred distributions from AWN. Higher operating expenses were due to an increase of $15.4 million in cost of services and sales including wholesale charges from AWN offset by a $7.6 million decrease in selling, general & administrative expense.

Operating Metrics

Operating metrics are essential to understand the characteristics of our revenues and drivers of our key areas of growth or decline. Business broadband connections of 19,234 and average monthly revenue per user (“ARPU”) of $191.66 at December 31, 2014, were up from connections of 18,739 and ARPU of $180.06 in 2013. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as does a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and Wholesale in terms of new Monthly Recurring Charges (MRC) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons we do not disclose our sales or performance in MRC.

Wireless connections of 103,338 at December 31, 2014 decreased from 108,848 at December 31, 2013. Postpaid wireless connections (including lifeline) experienced the most significant decline and fell to 74,839 at December 31, 2014 from 85,982 at December 31, 2013. Weakness in postpaid was due to many factors, including dissatisfaction from our customers who moved to the AWN network which, in particular markets, has weaker coverage characteristics from our legacy CDMA network, and customers moving to national carriers with better device availability and nationwide coverage. This continued erosion of our wireless subscriber base was a key basis in consummating the Wireless Sale.

Consumer broadband connections of 37,412 at December 31, 2014 decreased 1,265 over 2013 due to we discontinued providing lower bandwidth speeds. However, consumer broadband ARPU improved to $53.17 in 2014, compared with $48.27 in 2013, as the result of customers taking our higher bandwidth products. During 2014, we discontinued the offering of lower bandwidth speed products, in favor of products with higher speeds. This resulted in a decline in overall connections, but an overall improvement in ARPU.

The table below provides connection levels, ARPU, churn and Wireless equipment subsidies as of, or for, the periods indicated:

	2014	2013

Voice
At December 31:
Consumer access lines	43,773	49,297
Business access lines	79,168	79,816
For the year ended December 31:
Voice ARPU consumer	$26.68	$26.71
Voice ARPU business	$23.52	$23.78

Broadband
At December 31:
Consumer connections	37,412	38,677
Business connections	19,234	18,739
For the year ended December 31:
ARPU consumer	$53.17	$48.27
ARPU business	$191.66	$180.06

Wireless
At December 31:
Postpaid connections	74,839	85,982
Lifeline connections	7,232	7,145
Prepaid connections	21,267	15,721

Total	103,338	108,848

For the year ended December 31:
Retail wireless ARPU	$50.31	$52.63

Churn
For the quarters ended December 31:
Voice access lines	1.2%	1.3%
Broadband connections	2.4%	2.1%
Wireless connections	3.7%	3.4%

Wireless equipment subsidy (in thousands):
For the year ended December 31	$266	$9,151

Liquidity

We generated $51.3 million of cash from operating activities in 2014 compared with $67.7 million in 2013. This cash flow was utilized for the repayment of debt of $24.4 million and total capital expenditures of $49.2 million. As of December 31, we had a $30.0 million undrawn revolving credit facility. Outstanding letters of credit commit $2.2 million of the available revolving credit facility at December 31, 2014.

Other Initiatives

A key focus in 2014 was the operationalization of the AWN Formation, to work with the FCC to establish a stable and predictable funding mechanism for high cost funding, and the continued advancement of our offerings of new products and services to our business, wholesale and consumer customers including increased bandwidth speeds, hosted VOIP products, products, and IT Managed services.

To further accelerate our offerings for IT Managed services, in January 2014 we announced the acquisition of the remaining ownership position, or 51% in Tekmate. Tekmate is one of Alaska’s leading IT services firm which provides services such as 24x7 monitoring and support for business customers. Tekmate generated over $7.3 million in revenue in 2014 and contributed 62 skilled employees to our workforce. We look to combine the services of Tekmate with our own broadband services to move toward more managed service offerings with our customers.

RESULTS OF OPERATIONS

The following tables summarize our results of operations for the years ended December 31, 2014, 2013 and 2012. In 2014, we saw revenue growth in our areas of focus of Business and Wholesale customers, and overall broadband revenue. As anticipated, this was offset by the impact of the first full year of operations under the AWN structure, which reflected the movement of roaming and backhaul revenue to AWN. Net (loss) income for the year ended December 31, 2013 was affected by the gain on the AWN transaction of $207.3 million, $18.1 million in equity from affiliates and costs incurred for the AWN Transaction of $6.4 million all before tax. Net (loss) income for the year ended December 31, 2012 was affected by costs incurred for the AWN Transaction of $6.1 million before tax.

(in thousands)	2014	2013	2012
Service Revenue:
Business and Wholesale Customers
Voice	$22,499	$22,947	$23,842
Broadband	43,783	40,027	33,972
IT Services	3,492	—	—
Other	7,104	7,659	7,385
Wholesale	33,043	30,047	33,393

Business and Wholesale service revenue	109,921	100,680	98,592

Consumer Customers
Voice	14,932	16,818	18,968
Broadband	24,841	22,108	18,398
Other	1,563	1,739	1,386

Consumer service revenue	41,336	40,665	38,752

Total Service Revenue	151,257	141,345	137,344

Growth in Service Revenue	7.0%	2.9%
Growth in Broadband Service Revenue	10.4%	18.6%

Other Revenue:
Equipment Sales	5,321	2,083	3,021
Access	35,323	37,033	40,250
High Cost Support	23,192	18,776	20,223

Total Service and Other Revenue	215,093	199,237	200,838
Growth in Service and Other Revenue	8.0%	-0.8%
Growth excluding equipment sales	6.4%	-0.3%

Wireless Revenue:
Business and Consumer retail service revenue	65,504	71,197	73,845
Equipment sales	6,178	4,847	6,015
Other	5,302	5,049	4,281

AWN Related:
Foreign Roaming	—	40,029	55,105
Wireless Backhaul	70	6,035	6,897
CETC	19,565	21,019	20,733
Amortization of deferred AWN capacity revenue	3,151	1,511	—

Total AWN Related	22,786	68,594	82,735

Total Wireless Revenue	99,770	149,687	166,876

Total Revenue	$314,863	$348,924	$367,714

Operating expenses:
Cost of services and sales, non-affiliates	123,854	138,124	148,125
Cost of services and sales, affiliates	57,116	25,158	275
Selling, general and administrative	101,398	111,034	107,316
Depreciation and amortization	32,583	42,191	51,487
Loss (gain) on disposal of assets, net	126	(207,755)	(2,668)
Loss on impairment of goodwill	5,986	—	—
Loss on impairment of equity investment	—	1,267	—
Earnings from equity method investments	(35,960)	(18,056)	(115)

Total operating expenses	285,103	91,963	304,420

Operating income	29,760	256,961	63,294

Other income and (expense):
Interest expense	(34,410)	(39,790)	(39,570)
Loss on extinguishment of debt	—	(2,370)	(575)
Interest income	83	53	43
Other	—	(13)	—

Total other income and (expense)	(34,327)	(42,120)	(40,102)

(Loss) income before income tax benefit (expense)	(4,567)	214,841	23,192

Income tax benefit (expense)	1,787	(56,370)	(5,783)

Net (loss) income	$(2,780)	$158,471	$17,409

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Operating Revenue

Business and Wholesale Retail Service Revenue

Business and Wholesale revenue of $109.9 million increased $9.2 million, or 9.2%, in 2014 from $100.7 million in 2013. This improvement was primarily driven by $3.8 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Although broadband connections have grown modestly, growth of broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Broadband ARPU increased to $191.66 in 2014 from $180.06 in 2013, an increase of 6.4%. Additionally, wholesale revenue increased $3.0 million related to an increase in carrier circuits, and with our purchase of TekMate on January 30, 2014, we generated $3.5 million in recurring IT services revenue during the period. Partially offsetting these increases was $0.6 million in Other revenue, primarily related to an engineering services contract in the first half of 2013. These increases were partially offset by a $0.4 million decrease in traditional voice revenue due to 648 fewer connections year-over-year and lower ARPU of $23.52 from $23.78 in the prior year due to price compression.

Consumer Retail Service Revenue

Consumer revenue of $41.3 million increased $0.7 million, or 1.7%, in 2014 from $40.7 million in 2013. Broadband revenue increased $2.7 million to $24.8 million in 2014 from $22.1 million in 2013. Broadband connections decreased 1,265 year over year however customers are subscribing to higher levels of bandwidth speeds, which resulted in an increase in ARPU of $53.17 from $48.27 in the prior year, an increase of 10.2%. Partially offsetting this increase in broadband, voice revenue decreased $1.9 million primarily due to 5,524 fewer connections and a decrease in ARPU to $26.68 from $26.71 in the prior year. This trend is expected to continue as more customers discontinue using their fixed landline voice service and move to wireless alternatives.

Other Revenue

Other revenue of $63.8 million increased $5.9 million, or 10.3%, in 2014 from $57.9 million in 2013 due to $4.4 million in increased high cost support including a $2.2 million CAF phase I reserve release in the second quarter of 2014 which had been reserved in 2013. Additionally, there was an increase of $3.2 million in equipment sales and installations. Partially offsetting these increases was lower access revenue of $1.7 million caused primarily by lower eligible access lines combined with a lower rate per line in 2014.

Wireless

Wireless revenue of $77.0 million decreased $4.1 million, or 5.1%, in 2014 from $81.1 million in 2013. Our wireless subscriber base of 103,338 connections decreased 5,510 year-over-year as discussed in the operating metrics section above. Partially offsetting this decrease, equipment sales increased $1.3 million primarily due to financing phone promotions, and other revenue increased $0.3 million. With the sale of our remaining wireless operations in February 2, 2015, this category of revenues will no longer exist in our financial statements.

AWN Related

AWN related revenues changed substantially on a year-over-year basis as a result of a full year of operations in 2014 compared to less than six months in 2013. Upon closing of AWN, we no longer generate foreign roaming revenue which was $40.0 million in the twelve month period of 2013. Wireless backhaul revenue of $0.1 million, declined $5.9 million from $6.0 million in the previous year. All existing wireless backhaul contracts with wireless carriers transferred to AWN at closing, resulting in a year-over-year decrease. We intend to enter into new backhaul agreements in the future and expect this revenue stream to grow in the future. CETC Revenue decreased slightly on a year-over-year basis to $19.6 million. Under the AWN structure, we will pay a service charge to AWN for an amount equal to our CETC Revenue so it does not contribute to our overall net (loss) income or cash from operations. Partially offsetting these decreases are an increase of $1.6 million in AWN capacity revenue. With the sale of our remaining wireless operations in February 2, 2015, this category of revenues will no longer exist in our financial statements.

Operating Expenses

Cost of Services and Sales, Non-Affiliates

Cost of services and sales, non-affiliates of $123.9 million decreased $14.3 million, or 10.3%, in 2014 from $138.1 million in 2013. This decrease was primarily due to certain operating expenses that have moved to AWN such as $9.9 million in roaming costs, $2.7 million in cell site leases and $3.5 in leased circuit and transport costs, We also experienced decreases of $3.8 million in wireless device and accessory costs, $1.7 million in lower USF contribution costs primarily as a result of the Transformation Order, and other reductions in the revenue base subject to the surcharges, and $0.8 million in lower leased circuit expense. Partially offsetting these decreases are increases of $2.3 million in labor primarily in our service delivery and TekMate organizations, $3.5 million in TekMate equipment and services, and $0.6 million write off of held-for-sale wireless inventory marked to fair value less cost to sell, $0.4 million write off of obsolete inventory. We also experienced $0.9 million increase in leased circuit costs and $0.3 million in submarine repair costs related to the severed fiber optic cable due to the July 2014 earthquake.

Cost of Services and Sales, Affiliates

Cost of services and sales, affiliates of $57.1 million increased $32.0 million, or 127.0%, in 2014 from $25.2 million in 2013. This includes increases of $27.1 million in AWN wholesale charges due to the purchase of wholesale wireless plans from AWN and $9.4 million representing our contractual obligation to pass an amount equal to our CETC Revenue to AWN. Partially offsetting these increases is an increase of $3.8 million in handset subsidy support received from AWN which serves to lower our overall operating expenses and a decrease of $0.7 million related to equipment and IT services from TekMate which is now a subsidiary and fully eliminated

Selling, General and Administrative

Selling, general and administrative expenses of $101.4 million decreased $9.6 million, or 8.7%, in 2014 from $111.0 million in 2013. This decrease is primarily due to reduced AWN transaction costs of $6.1 million, $3.5 million in reduced labor costs and other employee costs including management incentives and stock compensation expense, $1.1 million in advertising, $0.9 million in yellow page production expense, and a reduction of $0.9 million in contingent litigation costs. Partially offsetting this decrease is an increase of $2.5 million of transaction costs related to the sale of the remaining wireless business and $0.3 million associated with the final purchase price of our IT Managed services company TekMate.

Depreciation and Amortization

Depreciation and amortization expense of $32.6 million decreased $9.6 million, or 22.8%, in 2014 from $42.2 million in the same period of 2013. The year over year decrease was primarily due to the sale of assets to GCI and the contribution of assets with a book value of $63.4 million to AWN in late July 2013.

Gain on Disposal of Assets, Net

The loss on the disposal of assets of $0.1 million in the twelve-month period of 2014 was primarily associated with $0.3 million related to projects and maintenance that moved to AWN partially offset by a land sale and excess removal obligations on terminated leases. The $207.8 million gain on the disposal of assets in the twelve-month period of 2013 was primarily associated with the $210.9 million gain on sale/contribution of assets to AWN offset slightly by losses on other assets during the period.

Loss on Impairment of Goodwill

Loss on impairment of goodwill of $6.0 million in 2014 was due to the Company’s assessment of goodwill after the announcement of the wireless sale transaction. Prior to the announcement we considered there to be significant information not known in the market therefore we considered the announcement a triggering event. After measuring the fair value of the Company’s single reporting unit’s assets and liabilities, the implied fair value of goodwill was determined to be zero. Consequently, the Company determined that the goodwill was fully impaired resulting in the impairment charge of $6.0 million.

Earnings on Equity Method Investments

Earnings on equity method investments income of $36.0 million in 2014, increased from $18.1 million in 2013 due to a full year under the AWN structure compared to just under one half a year in 2013.

Other Income and Expense

Interest expense of $34.4 million in 2014 decreased $5.4 million compared with $39.8 million in 2013. This decrease was primarily due to $4.6 million in lower interest expense on overall lower debt balances. Additionally, a $0.8 million decrease is related to interest allocated to fund our capital investments.

In the fourth quarter of 2012, an interest rate swap in the notional amount of $192.5 million no longer met the criteria for prospective hedge accounting treatment. In 2013 the $0.8 million favorable change in the fair value of this swap was credited to interest expense. Additionally, we experienced $0.9 million lower interest expense due to the extinguishment of this swap in August of 2013.

Loss on extinguishment of debt of $2.4 million in 2013 relates to $1.6 million due to pay-downs on our Senior Loan Facility and $0.7 million representing the portion of the interest rate swap that was over-hedged and moved from accumulated other comprehensive loss when the $65.0 million debt payment was made at AWN closing

Income Taxes

Income tax benefit and the effective tax rate in 2014 were $1.8 million and 40.0%, respectively. Income tax expense and the effective tax rate in 2013 were $56.4 million and 26.2%, respectively. The effective tax rate is lower than the expected tax rate primarily due to the reversal of previously recorded amounts related to the favorable Crest, Inc. Internal Revenue Service examination and the reversal of deferred tax valuation allowances in the amount of $1.9 million. Excluding these reversals, the effective tax rate in 2013 was 41.2%.

Net (loss) Income

Net loss was $2.8 million in 2014 compared to net income of $158.5 million in 2013. The year-over-year change reflects the gains related to the AWN transaction recorded in 2013, as well as the operating revenue, operating expense and income tax items discussed above.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Operating Revenue

Business and Wholesale Retail Service Revenue

Business and Wholesale revenue of $100.7 million increased $2.1 million, or 2.1%, in 2013 from $98.6 million in 2012. This improvement was primarily driven by $6.1 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Although broadband connections have grown modestly, growth of broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Broadband ARPU increased to $180.06 in 2013 from $154.31 in 2012, an increase of 16.7%. These increases were partially offset by a $0.9 million decrease in traditional voice revenue due to 1,036 fewer connections year-over-year and lower ARPU of $23.78 from $24.25 in the prior year due to price compression. We also benefited from a $1.5 million non-recurring transaction from a wholesale carrier in 2012 that impacted year over year performance.

Consumer Retail Service Revenue

Consumer revenue of $40.7 million increased $1.9 million, or 4.9%, in 2013 from $38.7 million in 2012. Broadband revenue increased $3.7 million to $22.1 million in 2013 from $18.4 million in 2012. Broadband connections increased 2,101 year over year and customers are subscribing to higher levels of bandwidth speeds, which resulted in an increase in ARPU of $48.27 from $41.60 in the prior year, an increase of 16.0%. Partially offsetting this increase in broadband, voice revenue decreased $2.2 million primarily due to 6,526 fewer connections offset by marginally higher ARPU of $26.71 from $26.64 in the prior year. This trend is expected to continue as more customers discontinue using their fixed landline voice service and move to wireless alternatives.

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

AWN Related

AWN related revenues changed substantially on a year over year basis as a result of the AWN transaction which closed in July 2013. Foreign roaming revenue of $40.0 million, declined $15.1 million from $55.1 million in the prior year. Upon closing of AWN, we no longer generate foreign roaming revenue. Wireless backhaul revenue of $6.0 million, declined $0.9 million from $6.9 million in the previous year. All existing backhaul contracts with wireless carriers transferred to AWN at closing, resulting in this year over year decrease. We intend to enter into new backhaul agreements in the future and expect this revenue stream to grow in the future. CETC Revenue increased slightly on a year over year basis to $21.0 million. Under the AWN structure, we will pay a service charge to AWN for an amount equal to our CETC Revenue so it does not contribute to our overall net (loss) income or cash from operations.

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

Gain on Disposal of Assets, Net

The $207.8 million gain on the disposal assets recorded in 2013 was primarily associated with the $210.9 million gain on the sale/contribution of wireless assets in connection with the formation of AWN offset by $3.1 million of losses on the disposal of other equipment during the year.

Earnings on Equity Method Investments

Earnings on equity method investments income of $18.1 million increased $18.0 million in 2013 from $0.1 million due to the new equity investment in AWN.

Other Income and Expense

Interest expense of $39.8 million in 2013 decreased $0.2 million, or 0.6%, compared with $39.6 million in 2012 due to a higher weighted average interest rate, partially offset by lower average borrowings. Interest expense was impacted by the following: (i) a $4.9 million decrease due to overall lower debt balances, (ii) a $0.9 million increase from floating-to-fixed interest rate swap agreements, which became effective in the third quarter of 2012, (iii) a $2.3 million increase associated with an amendment to our Senior Loan Facility which took place November 1, 2012, and increased our cost of borrowing by 75 basis points. Under the amendment, our stated cost of borrowing increased from LIBOR plus 400 basis points to LIBOR plus 475 basis points, and (iv) a $0.8 million charge to interest expense related to an unfavorable legal settlement with a IT vendor on a claim originating in 2009.

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

Loss on extinguishment of debt of $2.4 million in 2013 relates to $1.6 million pay-downs on our Senior Loan Facility and $0.7 million representing the portion of the interest rate swap that was over-hedged and moved from accumulated other comprehensive loss when the $65.0 million debt payment was made at AWN closing.

A $0.6 million loss on extinguishment of debt was recorded in 2012 in connection with the repurchase of a portion of the 5.75% Notes.

Income Taxes

Income tax expense and the effective tax rate in 2013 were $56.4 million and 26.0%, respectively. In 2013, the Company reversed previously recorded amounts related to the favorable Crest, Inc. Internal Revenue Service examination. In addition, in 2013, the Company reversed deferred tax valuation allowances in the amount of $1.9 million. Excluding these reversals, the effective income tax rate was 41.2%. Income tax expense and the effective tax rate in 2012 were $5.8 million and 24.9%, respectively. In 2012, the Company reversed deferred tax valuation allowances in the amount of $3.6 million. Excluding this reversal, the effective income tax was 40.4%.

Net Income

Net income was $158.5 million in 2013 compared to $17.4 million in 2012. The year-over-year improvement reflects the gains related to the AWN transaction, as well as the operating revenue, operating expense, and income tax items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures, and debt service in 2014, 2013 and 2012 primarily through internally generated funds and in 2013 the $100.0 million in cash received as part of the AWN transaction. At December 31, 2014, we had $31.7 million in cash and cash equivalents and $0.5 million in restricted cash. As of December 31, 2013, we also had a $30.0 million undrawn revolving credit facility. Outstanding standby letters of credit commit $2.2 million of the available revolving credit facility at December 31, 2014.

A summary of significant sources and use of funds for the years ended December 31, 2014, 2013 and 2012 is as follows:

(in thousands)	2014	2013	2012
Net cash provided by operating activities	$51,268	$67,707	$84,356
Capital expenditures	$(46,423)	$(47,738)	$(54,206)
Capitalized interest	$(2,810)	$(1,926)	$(1,961)
Change in unsettled capital expenditures	$(2,003)	$1,492	$(2,726)
Proceeds on sale of assets	$136	$4,747	$3,616
Proceeds on sale/contribution of asset to AWN	$—	$100,000	$—
Return of capital from equity investment	$14,073	$—	$32
Change in unsettled acquisition costs	$—	$(3,345)	$(90)
Net change in short-term investment	$—	$2,037	$(2,050)
Net change in restricted accounts	$—	$3,408	$1,081
Net debt repayments borrowings	$(24,419)	$(99,565)	$(19,477)
Payment of cash dividend on common stock	$—	$—	$(9,117)
Interest paid	$31,562	$35,187	$36,155
Cash paid on extinguishment of hedge instruments	$—	$4,073	$—

Cash Flows from Operating Activities

Cash provided by operating activities of $51.3 million in 2014 reflected net loss excluding non-cash items of $42.5 million, a $4.2 million increase in accounts payable excluding capital items and an increase of $6.6 million in deferred revenue associated with a large customer contract. These items were partially offset by a $3.9 million decrease in materials and supplies and a $6.1 million increase in accounts receivable.

Cash provided by operating activities of $67.7 million in 2013 reflected net (loss) income excluding non-cash items of $57.5 million, a $2.1 million decrease in accounts payable excluding capital items and a $1.0 million increase in accrued payroll and benefits. These items were partially offset by a $0.7 million increase in materials and supplies and a $5.5 million increase in accounts receivable. Payment of AWN Transaction related costs totaled $8.3 million. The Company incurred AWN Transaction costs up to and following the consummation of the transaction. The Company has funded these costs primarily through a combination of internally generated funds and proceeds from the transaction.

Cash provided by operating activities of $84.4 million in 2012 reflected net (loss) income excluding non-cash items of $84.5 million, a $5.1 million increase in accounts payable excluding capital items and a $2.5 million increase in accrued payroll and benefits. These items were partially offset by a $4.0 million increase in materials and supplies and a $2.7 million increase in accounts receivable. Payment of AWN Transaction related costs totaled $4.2 million.

Interest payments, net of cash interest income and including capitalized interest, were $31.6 million, $35.2 million and $36.2 million in 2014, 2013 and 2012, respectively. Through a series of interest rate swap transactions, interest on 60% of our term loan at December 31, 2014 is substantially fixed at an annual rate of 6.47% for the period January 2013 through March 2013, 6.72% for the period April 2013 through May 2013, 6.97% for the period June 2013 through July 2013, and 7.22% for the period August 2013 through September 2015. Our $120.0 million convertible debt has a fixed coupon rate of 6.25% and a current outstanding balance of $114.0 million.

Cash Flows from Investing Activities

Cash used in investing activities of $37.9 million in 2014 decreased $105.9 million from cash provided by investing activities of $58.7 million in 2013. This decrease primarily reflects the prior year receipt of $100 million from the sale of wireless assets to GCI and decrease of $4.6 million on the sale of assets, the current year increase of $3.1 million in capital expenditures, inclusive of capitalized interest and the settlement of capital expenditure payables. Offsetting these decreases was a $14.1 million return of capital on our equity investment in AWN.

Cash provided by investing activities of $58.7 million in 2013 increased $115.0 million from cash used in investing activities of $56.3 million in 2012. This increase primarily reflects the receipt of $100 million from the sale of wireless assets to GCI and a $10.7 million decrease in capital expenditures, inclusive of capitalized interest and the settlement of capital expenditure payables.

Our historical capital expenditures have been significant, but we expect them to be reduced from levels incurred in 2014. Our networks require the timely maintenance of plant and infrastructure. Future capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, and our decision to pursue specific acquisition and investment opportunities. We intend to fund future capital expenditures with cash on hand and net cash generated from operations.

Cash Flows from Financing Activities

Cash used in financing activities was $24.7 million in 2014 relating almost exclusively to the pay-down of $24.4 million in debt.

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

Liquidity and Capital Resources

Consistent with our history, our current and long-term liquidity could be impacted by a number of challenges, including, but not limited to: (i) potential future reductions in our revenues resulting from governmental and public policy changes, including regulatory actions affecting inter-carrier compensation and changes in revenue from Universal Service Funds; (ii) the timing and extent of our Retail Wind Down activities; (iii) servicing our substantial debt and funding principal payments; (iv) the funding of other obligations, including our pension plans and lease commitments; (v) other competitive pressures in the markets we serve; (vi) the capital intensive nature of our industry; (vii) our ability to respond to and fund the rapid technological changes inherent to our industry, including new products; and (viii) our ability to obtain adequate financing to support our business and pursue growth opportunities, and in particular refinance our Senior Debt Facility and Revolver.

We are responding to these challenges by (i) driving growth in broadband service revenues with a particular focus on business and wholesale customers; (ii) establishing significant cash reserves from the Wireless Sale and (iii) managing our cost structure to deliver consistent free cash flow performance following the completion of the Retail Wind Down activities. We also anticipate dedicating a portion of our free cash flow to pay down debt and reduce our interest expense over time.

As of December 31, 2014, total long-term obligations outstanding, including current portion, were $436.4 million, including $2.4 million of liabilities held-for-sale, consisting of a $321.7 million draw from our Senior Credit Facility, net of a $1.0 million debt discount, $106.8 million of convertible notes, net of $7.2 million in debt discounts, and $7.9 million, including $2.4 million of liabilities held-for-sale, in capital lease and other obligations. As of December 31, 2014, we had $31.7 million in cash and access to $27.8 million of our $30.0 million revolver. On February 2, 2015, we made $240.5 million in principal payments on our long-term debt representing 55% of the outstanding balance at December 31, 2014. We are pursuing various alternatives to refinance our long term obligations including entering into a new revolving loan facility, and a new Senior Credit Facility, which may be higher than our current Senior Credit Facility depending upon the conditions in the capital markets and the economics of potentially tendering for a portion of the convertible notes.

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

Senior Credit Facility

On October 21, 2010, we entered into a $470.0 million Senior Credit Facility which consists of a drawn term loan of $440.0 million and an undrawn revolving loan of $30.0 million (the “revolver”). At December 31, 2014, we had access to $27.8 million under the revolving credit facility, representing 93% of available capacity. Outstanding standby letters of credit totaled $2.2 million at December 31, 2014.

The term loan component of the Senior Credit Facility matures on October 21, 2016 and the revolver matures on October 21, 2015. Our Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and payment of dividends. The Senior Credit Facility also has a requirement that 25% - 75% of certain cash flow generated by our business be used to pay down outstanding principal. The Senior Credit Facility also requires that we achieve certain financial ratios quarterly including a total leverage ratio, senior secured leverage ratio and a fixed charges coverage ratio. As of December 31, 2014, we were in compliance with these ratios. These measures are defined more specifically below.

Total Leverage Ratio: Our “total leverage ratio” may not exceed 6.00 to 1.00. “Total leverage ratio” means, generally, as at the last day of any fiscal quarter, the ratio of our (a) adjusted total debt to (b)

Adjusted EBITDA (as defined in our Senior Credit Facility more specifically below) for the period of four of our consecutive fiscal quarters ended on such date, all determined on a consolidated basis in accordance with Generally Accepted Accounting Principles. Payment of cash dividends on common stock is not permitted until such time that the Company’s Total Leverage Ratio is not more than 3.50 to 1.00. The total leverage ratio was 4.5 to 1.00 as of December 31, 2014.

Senior Secured Leverage Ratio: Our “senior secured leverage ratio” may not exceed 4.75 to 1.00. “Senior secured leverage ratio” means, as of the last day of any fiscal quarter, the ratio of our (a) senior secured debt to (b) Adjusted EBITDA, as defined in our Senior Credit Facility. The senior secured leverage ratio was 3.67 to 1.00 as of December 31, 2014.

Fixed Charges Coverage Ratio: Our “fixed charges coverage ratio” may not be less than 2.25 to 1.00. The ratio of (a) Adjusted EBITDA, as defined in our Senior Credit Facility, to (b) “Fixed Charges” is defined specifically in our Senior Credit Facility, and more generally, below. The fixed charges coverage ratio was 2.89 to 1.00 as of December 31, 2014.

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

Principal payments totaling $23.2 and $85.3 million were made on the term loan during the years ended December 31, 2014 and 2013 respectively.

On December 4, 2014 ACS agreed to sell to GCI and its affiliates ACS Wireless’s interest in AWN and substantially all the assets related to the wireless business of ACS and its affiliates (“Wireless Transaction”). The Wireless Transaction required numerous conditions to close, one of which was an amendment to our Senior Credit Facility. On February 2, 2015, an amendment was entered into allowing for the sale of our equity interest to GCI and transfer directly to AWN of certain wireless assets. Although we expect to reduce our outstanding debt, the AWN cash distributions were structured to serve as a surrogate for the Free Cash Flow (as defined in “Non-GAAP Financial Measures”) historically generated by our wireless assets. Therefore, additional term modifications were required to provide the flexibility necessary to address the resulting lower Adjusted EBITDA, as defined in our senior credit facility, from the AWN Transaction. The amendment also provides for favorable adjustments to our debt covenants and we believe we will operate well within them.

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

Other Debt Instruments

The balance of our 6.25% Notes due in 2018 was $114.0 million as of December 31, 2014.

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

Contractual Obligations

Our contractual obligations as of December 31, 2014, are presented in the following table. Generally, long-term liabilities are included in the table based on the year of required payment or an estimate of the year of payment. Such estimates of payment are based on a review of past trends for these items as well as a forecast of future activities. As described below, certain items were excluded from the following table where the year of payment is unknown and could not be reasonably estimated.

(in thousands)	Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt	$436,700	$14,700	$308,000	$114,000	$—
Interest on long-term debt	66,794	29,545	30,965	3,215	3,069
Capital leases	7,918	1,108	1,893	1,010	3,907
Operating leases	72,522	8,677	14,857	10,788	38,200
Unconditional purchase obligations	2,363	1,526	723	98	16

Total contractual cash obligations	$586,297	$55,556	$356,438	$129,111	$45,192

As noted throughout this filing, subsequent to year-end we completed the sale of our wireless operations and signed an amendment to our Senior Secured Credit Facility. As part of that amendment, we paid $240.5 million of that facility. We are currently considering longer term options for the remaining balance, coming due in 2016, and expect to complete the process of refinancing in 2015.

Total pension benefit liabilities associated with the ACS Retirement Plan recognized on the consolidated balance sheet as of December 31, 2014 and December 31, 2013 were $5.7 million and $3.7 million,

respectively, and is included in “Other long-term liabilities-non affiliate” on our consolidated balance sheet. Because this liability is impacted by, among other items, plan funding levels, changes in plan demographics and assumptions, and investment return on plans assets, it does not represent expected liquidity needs. Accordingly, we did not include this liability in the “Contractual Obligations” table. We made cash contributions of $0.9 million in 2014 and $0.4 million in 2013. This plan is not fully funded.

We also participate in the Alaska Electrical Pension Fund, a multi-employer defined benefit plan, to which we pay a contractual hourly amount based on employee classification or base compensation. We contributed $8.6 million, $9.2 million and $9.6 million to this plan in 2014, 2013 and 2012, respectively. Minimum required future contributions to this plan are subject to the number of employees in each classification and/or base compensation of employees in future years and, therefore, are not included in the “Contractual Obligations” table. This plan is not fully funded.

As of December 31, 2014 and December 31, 2013, the Company had an accumulated asset retirement obligation of $4.1 million and $3.7 million. This liability was not included in the “Contractual Obligations” table due primarily to the uncertainty as to the timing of future payments.

As of December 31, 2014 and December 31, 2013, the Company had deferred tax liabilities totaling $97.2 million and $98.5 million, exclusive of deferred tax assets. The majority of this balance will reverse in 2015 due to the sale of our wireless operations. This amount is not included in the “Contractual Obligations” table because the Company believes this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods.

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

The following table provides the computation of Adjusted EBITDA and Free Cash Flow for the years ended December 31, 2014, 2013 and 2012:

Net (loss) income	$(2,780)	$158,471	$17,409
Add (subtract):
Interest expense	34,410	39,790	39,570
Loss on extinguishment of debt	—	2,370	575
Interest income	(83)	(53)	(43)
Depreciation and amortization	32,583	42,191	51,487
Loss on impairment of equity investment	—	1,267	—
Loss on impairment of goodwill	5,986	—	—
Loss on sale of short-term investments	—	13	—
(Gain) loss on disposal of assets	126	3,118	(2,668)
Earnings from equity method investment in Tekmate	(12)	(93)	(115)
Earnings from equity method investment in AWN	(35,948)	(17,963)	—
Gain on sale/contribution of asset to AWN	—	(210,873)	—
Tekmate distribution received	—	—	147
AWN distributions received	50,000	22,011	—
AWN distributions received for the prior period	(4,167)	(4,167)	—
AWN distributions receivable within 12 days	4,167	4,167	—
Income tax expense	(1,787)	56,370	5,783
Stock-based compensation	2,511	2,860	3,550
Long-term cash incentives	2,042	631	—
Earthquake related expense	1,228	—	—
Formation and wireless sale transaction-related costs	4,297	6,382	6,126

Adjusted EBITDA	$92,573	$106,492	$121,821

Less:
Capital spending:
Incurred capital expenditures *	$(46,423)	$(47,738)	$(54,206)
Milestone billings for fiber build project for a carrier customer	5,960	—	—
AWN transaction-related capital costs, net change	—	(41)	1,580

Net capital spending	(40,463)	(47,779)	(52,626)

Amortization of AWN capacity revenue	(3,151)	(1,512)
Earthquake related expense	(1,228)	—
Cash interest expense	(31,562)	(35,187)	(36,155)

Free Cash Flow	$16,169	$22,014	$33,040

Revenue	314,863	348,924	367,714
CETC Revenue	(19,565)	(21,019)	(20,733)

Net Revenue	$295,298	$327,905	$346,981

Adjusted EBITDA Margin	31.3%	32.5%	35.1%

*	Excludes capitalized interest (included in “Cash interest expense”) and the change in unsettled capital expenditures.

OUTLOOK

Operating Results, Liquidity and Capital Resources

We expect to see continued strength in business and wholesale revenues, led by broadband revenue and IT Managed services. These revenue increases are driven by new products and services and increasing demand for our services by our new and existing customers. We also believe we will generate revenue growth by growing market share.

Other revenue categories are expected to see mixed results. We expect equipment sales to be a variable revenue stream and will be impacted by large non-recurring events. We expect access revenues to continue to decline as voice traffic experiences decline with long distance carriers. It is uncertain the direction of high cost support revenue, however, recent indications from the FCC are that high cost support revenue could be stable. Because we recognized $2.2 million in revenue from reserve releases in 2014, we expect our high cost support revenue to be lower in 2015, reflecting the $19.6 million of cash payments we receive annually. As discussed in “Item 1, Business” and “Item 1A, Risk Factors”, this revenue stream is undergoing significant reform. It is difficult to predict the future direction of this source or revenue as well as the future obligations we will inherit to sustain this revenue stream.

Regarding our cost structure, as we move into 2015, we took certain actions to continue to manage our cost structure, and in particular, achieve the synergies associated with the Retail Wind Down. Achieving these synergies is key to our overall financial performance towards the end of 2015.

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

Assets and Liabilities Held-for-Sale

Assets and liabilities held-for-sale represents the assets and liabilities that will be sold in connection with our decision to sell our wireless operations. They are recorded at the lower of carrying value or net realizable value which approximates the consideration expected to be received from the sale of those assets and liabilities. Impairment, if applicable, on property, plant and equipment classified as held-for-sale is recorded to reduce the carrying value to its fair value less costs to sell. Property, plant and equipment and capital leases are not depreciated while classified as held-for-sale.

Exit Obligations

In connection with the decision to sell our wireless operations, we will incur certain costs that are associated with the wind down of our retail wireless operations that meet the criteria for reporting as exit obligations. These costs began in the fourth quarter of 2014 and are anticipated to be incurred throughout 2015. The accounting policies for these costs are as follows:

•	Employee termination costs associated with reductions in retail stores, contact center, and other support organizations are accrued equal to the payout amount, undiscounted due to the short duration, and amortized over the remaining service period.

•	Contract termination costs will be accrued for retail store leases and a software contract where we incur a charge to terminate the contract prior to their stated maturity. These costs are measured equal to the actual cost to terminate the contract and will be recognized at the date the contract is terminated.

•	For retail store leases that are vacated, the costs are measured equal to the fair value of the remaining lease payments and recognized when we cease to use the property.

•	Costs associated with marking wireless handset and accessory inventory held for sale to fair value have been expensed in the fourth quarter of 2014 and are included in Cost of service and sales, non-affiliate in our “Consolidated Statement of Comprehensive (Loss) Income”.

•	Other associated costs that meet the criteria of an exit activity will be accrued when incurred.

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

Recently Issued Accounting Pronouncements

On August 27, 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The ASU defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The new pronouncement will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We have chosen to early adopt. As of the date of this filing, we determined that there is no substantial doubt related to whether we can meet our current obligations over the next twelve months

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued its new revenue recognition guidance in Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)” which is effective for annual reporting periods beginning after December 15, 2016. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our on-going financial reporting.

On April 10, 2014 the Financial Standards Accounting Board issued ASU 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 requires only disposals representing a strategic shift in operations to be reported as discontinued operations. It also enhances disclosure requirements to provide users with information about the on-going trends in a company’s results from continuing operations from discontinued operations. The ASU is effective in the first quarter of 2015 and early adoption is permitted. We do not anticipate that this ASU will have a material effect on our future financial condition, results of operations, or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is associated with changes in interest rates. The interest rates and cash interest payments were substantially fixed on approximately $307.2 million, or 70.4%, of our total borrowings of $436.4 million, inclusive of $2.4 million in liabilities held-for-sale, as of December 31, 2014. Our 6.25% Notes have a fixed coupon rate. The term loan component of our Senior Credit Facility bears interest of LIBOR plus 4.75% with a LIBOR floor of 1.5% as of December 31, 2014.

We manage our exposure to fluxuations in LIBOR and the resulting impact on interest expense and cash interest payments on our Senior Credit Facility through the utilization of floating-to-fixed interest rate swaps designated as cash flow hedges. As of December 31, 2014, interest expense on $192.5 million, or 60%, of the amount outstanding under the Senior Credit Facility was hedged. A hypothetical 100 basis point increase in LIBOR over the floor of 1.5% during 2015 would result in an approximately $1.2 million increase in interest expense and cash interest payments associated with the unhedged portion of the Senior Credit Facility.

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

Based on the evaluation and the material weakness identified below, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures.

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

Based on the evaluation and the material weakness identified below, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2014, our disclosure controls and procedures were not effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

b.	Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and rule 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company did not include in its assessment of internal control over financial reporting as of December 31, 2014, TekMate, LLC which was acquired on January 31, 2014. TekMate, LLC is a wholly-owned subsidiary of the Company, whose total assets and total revenues are $2.3 million and $7.3 million, respectively. The Company will incorporate Tekmate, LLC into its assessment of internal control over financial reporting in 2015.

A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness discussed below, management has concluded that as of December 31, 2014, our internal control over financial reporting was not effective.

The Company identified a material weakness in internal control over financial reporting relating to the failure to maintain an effective control environment and risk assessment and monitoring activities that ensure there are sufficient qualified accounting resources. As a result, the Company lacked sufficient, competent personnel resources in the accounting department to ensure the operational effectiveness of its management review controls.

This material weakness resulted in a material misstatement in the statement of cash flows that impacted operating and investing activities and misstatements in income tax related accounts and disclosures, all of which were corrected prior to the issuance of the Company’s consolidated financial statements, as well as misstatements in depreciation expense for property, plant and equipment.

Our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K has issued an audit report on the Company’s internal control over financial reporting, which is included in “Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

c.	Changes in Internal Control over Financial Reporting.

As discussed in Note 2 Sale of Wireless Operations, effective December 4, 2014, the Company entered into a Purchase and Sale Agreement (the “Agreement”) to sell to General Communication, Inc (“GCI”), ACS Wireless’s interest in AWN and substantially all the assets and subscribers related to the wireless business of ACS and its affiliates. The Company implemented additional internal control over financial reporting related to the sale of its Wireless Operations.

There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the identification of the material weakness noted above and those changes noted in the preceding paragraph.

d.	Management’s Plans for Remediation of the Material Weakness

We plan to hire additional qualified accounting resources and we have begun utilizing, and plan to continue to utilize, expert external advisors as appropriate to remediate this material weakness.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated into this Form 10-K by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information on compensation of our directors and executive officers is incorporated into this Form 10-K by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2014, the number of securities remaining available for future issuance under equity compensation plans includes 4,432,302 shares under the Alaska Communications Systems Group, Inc. 2012 Incentive Award Plan and 1,018,426 shares under the Alaska Communications Systems Group, Inc. 2013 Employee Stock Purchase Plan.

Equity compensation plans	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders:
Restricted stock	2,345,106	$—	5,450,728

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to such contractual relationships is incorporated into this Form 10-K by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

Information on our audit committee’s pre-approval policy for audit services and information on our principal accounting fees and services is incorporated into this Form 10-K by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements: Our consolidated financial statements are submitted as a separate section of this Form 10-K. See “Index to Consolidated Financial Statements” which appears on page F-1.

(2)	Financial Statement Schedules: Financial statement schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	The financial statements of AWN are filed as part of this report and are listed in the Index to Consolidated Financial Statements.

(4)	Exhibits: The exhibits to this report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are exhibits of the Registrant and are incorporated herein by reference as exhibits thereto.

Exhibit No.	Exhibit	Where Located

2.1**	Stock Purchase Agreement, dated April 1, 2008, by and among the Registrant, Crest Communications Corporations Group, Inc., and the selling stockholders specified therein.	Exhibit 2.1 to Form 8-K (filed August 7, 2008)

2.2	Asset Purchase and Contribution Agreement, dated as of June 4, 2012, among Alaska Communications Systems Group, Inc., General Communication, Inc., ACS Wireless, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless Network, LLC, with Form of First Amended and Restated Operating Agreement of The Alaska Wireless Network, LLC among The Alaska Wireless Network, LLC, GCI Wireless Holdings, LLC, ACS Wireless, Inc., Alaska Communications Systems Group, Inc. and General Communication, Inc. attached thereto as Exhibit A (portions of this Exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	Exhibit 2.1 to Form 8-K (filed August 6, 2012)

2.3	Amendment, dated as October 1, 2012, to Asset Purchase and Contribution Agreement, dated as of June 4, 2012, among Alaska Communications Systems Group, Inc., General Communication, Inc., ACS Wireless, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless Network, LLC.	Exhibit 2.1 to Form 8-K (filed October 2, 2012)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Exhibit to Form S-1/A File No. 333-888753 (filed November 17,1999)

3.2	Amended and Restated Bylaws of the Registrant.	Exhibit 3.1 to Form 8-K (filed September 30, 2011)

4.1	Specimen of Common Stock Certificate.	Exhibit to Form S-1/A File No. 333-888753 (filed November 17, 1999)

4.2	Indenture, dated April 8, 2008, by and among the Registrant, the guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee, with respect to the Registrant’s 5.75% Convertible Notes due 2013.	Exhibit 4.1 to Form 8-K (filed April 14, 2008)

4.3	Indenture, dated as of May 10, 2011, by and among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, with respect to 6.25% Convertible Notes due 2018.	Exhibit 4.1 to Form 8-K (filed May 11, 2011)

10.1	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.2	Form of Restricted Stock Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan.	Exhibit 10.1 to Form 10-Q (filed August 3, 2007)

10.3	Form of Performance Share Unit Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan.	Exhibit 99.1 to Form 8-K/A (filed June 12, 2008)

10.4	Amendment to Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit 10.5 to Form 10-K (filed March 9, 2010)

10.5	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.6	Amendment to Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit 10.7 to Form 10-K (filed March 9, 2010)

10.7	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.8	Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan (Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 25, 2012).	Exhibit 10.1 to Form S-8 File No. 333-181660 (filed May 24, 2012)

10.9	Amendment to Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit 10.9 to Form 10-K (filed March 9, 2010)

10.10	Amendment ratified on October 4, 2012, to Collective Bargaining Agreement, effective February 28, 2010, between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union No. 1547.	Exhibit 10.1 to Form 8-K (filed October 10, 2012)

10.11	Collective Bargaining Agreement, effective February 28, 2010, between Alaska Communications Systems, Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union No. 1547.	Exhibit 10.2 to Form 8-K (filed October 10, 2012)

10.12	2010 Officer Severance Policy.	Exhibit 10.1 to Form 8-K (filed November 4, 2010)

10.13	Purchase Agreement, dated April 2, 2008, by and among Alaska Communications Systems Group, Inc., the guarantors listed therein and the Initial Purchasers, regarding the Registrant’s 5.75% Convertible Notes due 2013.	Exhibit 10.1 to Form 8-K (filed April 14, 2008)

10.14	Confirmations of Convertible Bond Hedges by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.2 to Form 8-K (filed April 14, 2008)

10.15	Confirmations of Warrant Transactions by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.3 to Form 8-K (filed April 14, 2008)

10.16	Credit Agreement, dated as of October 21, 2010, by and among Alaska Communications Systems Holdings, Inc., as Borrower, Alaska Communications Systems Group, Inc, as Parent, several banks and other financial institutions or entities, as lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Exhibit 10.1 to Form 8-K (filed February 26, 2010)

10.17	First Amendment to Credit Agreement, dated as of November 1, 2012, by and among Alaska Communications Systems Holdings, Inc., as Borrower, Alaska Communications Systems Group, Inc., as Parent, the lenders, and JPMorgan Chase Bank, N.A. as Administrative Agent.	Exhibit 10.4 to Form 10-Q (filed November 5, 2012)

10.18	Employment Agreement between Alaska Communications Systems Group, Inc., and Anand Vadapalli entered into on February 21, 2011.	Exhibit 10.1 to Form 8-K (filed February 24, 2011)

10.19	Employment Agreement between Alaska Communications Systems Group, Inc., and Wayne Graham entered into on February 21, 2011.	Exhibit 10.2 to Form 8-K (filed March 5, 2011)

10.20	Purchase Agreement, dated May 4, 2011, by and among the Company, the Guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers name therein.	Exhibit 10.1 to Form 8-K (filed May 11, 2011)

10.21	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan Restricted Stock Unit Agreement.	Exhibit 10.1 to Form 8-K (filed July 8, 2011)

10.22	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan Performance Stock Unit Agreement.	Exhibit 10.2 to Form 8-K (filed July 8, 2011)

10.23	Alaska Communications Systems Group, Inc. Post-Employment Stock Incentive Award Vesting Policy.	Exhibit 10.3 to Form 8-K (filed July 8, 2011)

10.24	Employment Arrangement between the Company and Leonard Steinberg.	Exhibit 10.1 to Form 8-K (filed January 26, 2012)

10.25	Employment Agreement between the Company and Michael Todd.	Exhibit 10.37 to Form 10-K/A (filed September 14, 2012)

10.26	Employment Agreement, dated as of October 13, 2011, between Alaska Communications Systems Group, Inc. and James R. Johnsen.	Exhibit 10.5 to Form 10-Q (filed November 5, 2012)

10.27	Employment Agreement, dated as of September 24, 2012, between Alaska Communications Systems Group, Inc. and David C. Eisenberg.	Exhibit 10.6 to Form 10-Q (filed November 5, 2012)

10.28	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to David Eisenberg dated February 12, 2013.	Exhibit 10.28 to Form 10-K(filed March 1, 2013)

10.29	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to Wayne Graham dated February 12, 2013.	Exhibit 10.29 to Form 10-K(filed March 1, 2013)

10.30	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to James Johnsen dated February 12, 2013.	Exhibit 10.30 to Form 10-K(filed March 1, 2013)

10.31	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to Leonard Steinberg dated February 12, 2013.	Exhibit 10.31 to Form 10-K(filed March 1, 2013)

10.32	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to Michael Todd dated February 12, 2013.	Exhibit 10.32 to Form 10-K(filed March 1, 2013)

10.33	Employment Agreement between Alaska Communications Systems Group, Inc., and Anand Vadapalli entered into on March 29, 2013.	Exhibit 10.1 to Form 8-K (filed March 29, 2013)

10.34	Alaska Communications Systems Group, Inc. 2014 Officer Severance Policy	Exhibit 10.1 to Form 8-K (filed June 9, 2014)

10.35	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan.	Exhibit to Form S-8 File No. 333-199923 (Filed Nov 6, 2014)

10.36	Second Amendment to Credit Agreement, by and among Alaska Communications Systems Holdings, Inc., as Borrower, Alaska Communications Systems Group, Inc., as Parent, the lenders, and JPMorgan Chase Bank, N.A. as Administrative Agent.	Exhibit 10.1 to Form 8-K (filed March 5, 2015)

10.37	Purchase and Sale Agreement, dated December 4, 2014, by and between ACS, GCI, ACS Wireless, GCI Wireless, and AWN.	Exhibit 10.2 to Form 8-K (filed March 5, 2015)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.	Filed herewith

23.2	Consent of Grant Thornton LLP relating to the audited financial statements of Alaska Wireless Network, LLC	Filed herewith

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

**	Confidential treatment of certain portions of this exhibit has been granted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2015	Alaska Communications Systems Group, Inc.

	By:	/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anand Vadapalli	President and Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2015
Anand Vadapalli

/s/ Wayne Graham	Chief Financial Officer (Principal Accounting Officer)	March 13, 2015
Wayne Graham

/s/ Edward J. Hayes, Jr.	Chairman of the Board of Directors	March 13, 2015
Edward J. Hayes, Jr.

/s/ Margaret L. Brown	Director	March 13, 2015
Margaret L. Brown

/s/ David W. Karp	Director	March 13, 2015
David W. Karp

/s/ Peter D. Ley	Director	March 13, 2015
Peter D. Ley

/s/ Brian A. Ross	Director	March 13, 2015
Brian A. Ross

/s/ John N. Wanamaker	Director	March 13, 2015
John N. Wanamaker

/s/ Carol G Mills Carol G. Mills	Director	March 13, 2015

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alaska Communications Systems Group, Inc.:

We have audited the accompanying consolidated balance sheets of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Alaska Wireless Network, LLC (AWN) (a 33 percent owned investee company). The Company’s investment in AWN at December 31, 2014 and 2013 was $252.1 million and $266.1 million, respectively, and its equity in earnings of AWN was $35.9 million and $17.8 million for the years ended December 31, 2014 and 2013, respectively. The financial statements of AWN were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for AWN, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alaska Communications System’s Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

\\KPMG LLP\\

Anchorage, Alaska

March 13, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alaska Communications Systems Group, Inc.:

We have audited Alaska Communications Systems Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alaska Communications Systems Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (included in Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the failure to maintain an effective control environment and risk assessment and monitoring activities that ensure there are sufficient qualified accounting resources has been identified and included in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2014. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report, based on our audits and the report of other auditors, dated March 13, 2015, which expressed an unqualified opinion on those consolidated financial statements.

Alaska Communications Systems Group, Inc. acquired TekMate, LLC on January 31, 2014, and management excluded from its assessment of the effectiveness of Alaska Communications Systems Group, Inc.’s internal control over financial reporting as of December 31, 2014, TekMate LLC’s internal control over financial reporting associated with total assets of $2.3 million and total revenues of $7.3 million included in the consolidated financial statements of Alaska Communications Systems Group, Inc. and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of Alaska Communications Systems Group, Inc. also excluded an evaluation of the internal control over financial reporting of TekMate, LLC.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Alaska Communications Systems Group, Inc. has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

\\KPMG LLP\\

Anchorage, Alaska

March 13, 2015

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Balance Sheets

December 31, 2014 and 2013

(In Thousands, Except Per Share Amounts)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$31,709	$43,039
Restricted cash	467	467
Accounts receivable, non-affiliates, net	30,900	34,066
Materials and supplies	4,321	10,131
Prepayments and other current assets	6,575	7,300
Deferred income taxes	104,245	7,144
Current assets held-for-sale	9,565	—

Total current assets	187,782	102,147

Property, plant and equipment	1,333,134	1,344,949
Less: accumulated depreciation and amortization	976,401	992,936

Property, plant and equipment, net	356,733	352,013

Goodwill	—	4,650
Debt issuance costs	4,469	6,929
Deferred income taxes	—	14,107
Equity method investments	252,067	266,972
Non-current assets held-for-sale	14,664	—
Other assets	301	502

Total assets	$816,016	$747,320

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$15,521	$14,256
Accounts payable, accrued and other current liabilities, non-affiliates	54,373	55,475
Accounts payable, accrued and other current liabilities, affiliates	4,853	14,309
Advance billings and customer deposits	4,490	9,104
Current liabilities held-for-sale	18,728	—

Total current liabilities	97,965	93,144

Long-term obligations, net of current portion	418,447	442,001
Deferred income taxes	81,267	—
Other long-term liabilities	24,370	16,947
Non-current liabilities held-for-sale	2,107	—
Deferred AWN capacity revenue	56,734	59,965

Total liabilities	680,890	612,057

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 145,000 authorized; 49,660 and 48,680 issued and outstanding at December 31, 2014 and 2013, respectively	497	487
Additional paid in capital	154,368	152,193
Accumulated deficit	(14,588)	(11,808)
Accumulated other comprehensive loss	(5,151)	(5,609)

Total stockholders’ equity	135,126	135,263

Total liabilities and stockholders’ equity	$816,016	$747,320

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Comprehensive (Loss) Income

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

	2014	2013	2012
Operating revenues
Operating revenues, non-affiliates	$307,917	$345,611	$367,574
Operating revenues, affiliates	6,946	3,313	140

Total operating revenues	314,863	348,924	367,714

Operating expenses:
Cost of services and sales, non-affiliates	123,854	138,124	148,125
Cost of services and sales, affiliates	57,116	25,158	275
Selling, general and administrative	101,398	111,034	107,316
Depreciation and amortization	32,583	42,191	51,487
Loss (gain) on disposal of assets, net	126	(207,755)	(2,668)
Loss on impairment of goodwill	5,986	—	—
Loss on impairment of equity investment	—	1,267	—
Earnings from equity method investments	(35,960)	(18,056)	(115)

Total operating expenses	285,103	91,963	304,420

Operating income	29,760	256,961	63,294

Other income and (expense):
Interest expense	(34,410)	(39,790)	(39,570)
Loss on extinguishment of debt	—	(2,370)	(575)
Interest income	83	53	43
Other	—	(13)	—

Total other income and (expense)	(34,327)	(42,120)	(40,102)

(Loss) income before income tax benefit (expense)	(4,567)	214,841	23,192

Income tax benefit (expense)	1,787	(56,370)	(5,783)

Net (loss) income	(2,780)	158,471	17,409

Other comprehensive income (loss):
Minimum pension liability adjustment	(2,829)	1,412	(1,101)
Income tax effect	1,162	(580)	453
Amortization of defined benefit plan loss	451	717	818
Income tax effect	(185)	(296)	(336)
Interest rate swap marked to fair value	1,543	1,728	(1,572)
Income tax effect	(634)	(709)	646
Reclassification of loss on ineffective hedge	1,613	2,307	292
Income tax effect	(663)	(949)	(120)

Total other comprehensive income (loss)	458	3,630	(920)

Total comprehensive (loss) income	$(2,322)	$162,101	$16,489

Net (loss) income per share:
Basic	$(0.06)	$3.37	$0.38

Diluted	$(0.06)	$2.78	$0.38

Weighted average shares outstanding:
Basic	49,334	47,092	45,553

Diluted	49,334	59,107	45,878

Cash dividends declared per common share	$—	$—	$0.150

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)

Balance, January 1, 2012	45,300	$453	$144,631	$(187,688)	$(8,319)	$(50,923)

Total comprehensive income (loss)	—	—	—	17,409	(920)	16,489

Dividends declared	—	—	(6,849)	—	—	(6,849)

Stock compensation	—	—	3,550	—	—	3,550

Equity component of convertible note issuance net of tax benefit	—	—	2,534	—	—	2,534

Tax benefit of convertible note call options	—	—	503	—	—	503

Extinguishment of convertible note options	—	—	(45)	—	—	(45)

Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(249)	—	—	(249)

Issuance of common stock, pursuant to stock plans, $.01 par	465	5	302	—	—	307

Balance, December 31, 2012	45,765	458	144,377	(170,279)	(9,239)	(34,683)

Total comprehensive income	—	—	—	158,471	3,630	162,101

Stock compensation	—	—	2,860	—	—	2,860

Tax benefit of convertible note call options	—	—	16	—	—	16

Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(638)	—	—	(638)

Issuance of common stock, pursuant to stock plans, $.01 par	2,915	29	5,578	—	—	5,607

Balance, December 31, 2013	48,680	487	152,193	(11,808)	(5,609)	135,263

Total comprehensive (loss) income	—	—	—	(2,780)	458	(2,322)

Stock compensation	—	—	2,511	—	—	2,511

Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(593)	—	—	(593)

Issuance of common stock, pursuant to stock plans, $.01 par	980	10	257	—	—	267

Balance, December 31, 2014	49,660	$497	$154,368	$(14,588)	$(5,151)	$135,126

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

	2014	2013	2012
Cash Flows from Operating Activities:
Net (loss) income	$(2,780)	$158,471	$17,409
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,583	42,191	51,487
Gain on sale/contribution of asset to AWN	—	(210,873)	—
(Gain) loss on the disposal of assets	126	3,118	(2,668)
Loss on impairment of goodwill	5,986	—	—
Loss on the impairment of equity investment	—	1,267	—
Gain on ineffective hedge adjustment	(273)	(785)	(231)
Amortization of debt issuance costs and debt discount	5,104	6,932	5,975
Amortization of ineffective hedge	1,613	2,307	292
Amortization of deferred AWN capacity revenue	(3,151)	(1,512)	—
Stock-based compensation	2,511	2,860	3,550
Deferred income tax (benefit) expense	(2,047)	56,370	5,771
Provision for uncollectible accounts	3,329	1,847	2,588
Cash distribution from equity method investments	35,960	17,844	115
Earnings from equity method investments	(35,960)	(18,056)	(115)
Other non-cash income, net	(466)	283	293
Changes in operating assets and liabilities	8,733	5,443	(110)

Net cash provided by operating activities	51,268	67,707	84,356

Cash Flows from Investing Activities:
Capital expenditures	(46,423)	(47,738)	(54,206)
Capitalized interest	(2,810)	(1,926)	(1,961)
Change in unsettled capital expenditures	(2,003)	1,492	(2,726)
TekMate acquisition, net of cash received	(826)	—	—
Proceeds on sale of assets	136	4,747	3,616
Proceeds on sale/contribution of asset to AWN	—	100,000	—
Return of capital from equity investment	14,073	—	32
Change in unsettled acquisition costs	—	(3,345)	(90)
Net change in short-term investments	—	2,037	(2,050)
Net change in restricted accounts	—	3,408	1,081

Net cash (used) provided by investing activities	(37,853)	58,675	(56,304)

Cash Flows from Financing Activities:
Repayments of long-term debt	(24,419)	(99,565)	(19,477)
Debt issuance costs	—	(206)	(3,167)
Payment of cash dividend on common stock	—	—	(9,117)
Payment of withholding taxes on stock-based compensation	(593)	(638)	(249)
Proceeds from the issuance of common stock	267	227	307

Net cash used by financing activities	(24,745)	(100,182)	(31,703)

Change in cash and cash equivalents	(11,330)	26,200	(3,651)
Cash and cash equivalents, beginning of period	43,039	16,839	20,490

Cash and cash equivalents, end of period	$31,709	$43,039	$16,839

Supplemental Cash Flow Data:
Interest paid	$31,562	$35,187	$36,155
Cash paid on extinguishment of hedging instrument	$—	$4,073	$—
Income taxes paid, net	$260	$6	$12
Supplemental Non-cash Transactions:
Property acquired under capital leases	$1,877	$171	$1,435
Additions to ARO asset	$369	$229	$132
Exchange of debt with common stock	$—	$6,000	$—
Non-cash acquisition, net of cash received	$956	$—	$—

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013 and 2012

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

The accompanying consolidated financial statements are as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012. They represent the consolidated financial position, results of operations and cash flows of ACS and the following wholly owned subsidiaries:

•	Alaska Communications Systems Holdings, Inc. (“ACS Holdings”)

•	ACS of Alaska, LLC (“ACSAK”)

•	ACS of the Northland, LLC (“ACSN”)

•	ACS of Fairbanks, LLC (“ACSF”)

•	ACS of Anchorage, LLC (“ACSA”)

•	ACS Wireless, Inc. (“ACSW”)

•	ACS Long Distance, LLC (“ACSLD”)

•	ACS Internet, LLC (“ACSI”)

•	ACS Messaging, Inc. (“ACSM”)

•	ACS Cable Systems, LLC (“ACSC”)
•	Crest Communications Corporation (“Crest”)

•	WCI Cable, Inc.

•	WCIC Hillsboro, LLC

•	Alaska Northstar Communications, LLC

•	WCI Lightpoint, LLC

•	Worldnet Communications, Inc.

•	Alaska Fiber Star, LLC

•	TekMate, LLC

In addition to the wholly-owned subsidiaries, the Company owned a one-third interest in the Alaska Wireless Network, LLC (“AWN”) which is represented in the Company’s condensed consolidated financial statements as equity method investments. On February 2, 2015, the Company sold this one-third interest in connection with its sale of its wireless operations. See Note 2 “Sale of Wireless Operations” for additional information. On August 31, 2010, the Company acquired a 49% interest in TekMate, LLC (“TekMate”), a leading managed information technology services firm in Alaska. On January 31, 2014, the Company purchased the remaining 51% interest in TekMate. Prior to that date TekMate was represented in the Company’s condensed consolidated financial statements as an equity method investment. Subsequent to that date, TekMate has been recorded as a wholly owned subsidiary.

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

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, inventory held-for-sale, and long-lived assets, the value of derivative instruments, the investment in

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

AWN and the related deferred AWN capacity revenue, legal contingencies, stock-based compensation and income taxes. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes is reasonable under the circumstances. Assumptions are adjusted as facts and circumstances dictate. More volatile capital markets, uncertainty on interest rates, and declines in crude oil pricing have combined to increase the uncertainty in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ significantly from those estimates. Changes in those estimates will be reflected in the financial statements of future periods.

Cash and Cash Equivalents

For purposes of the “Consolidated Balance Sheets” and “Consolidated Statements of Cash Flows”, the Company generally considers all highly liquid investments with a maturity at acquisition of three months or less to be cash equivalents.

Restricted Cash

Restricted cash as of December 31, 2014 consists of $467 held in certificates of deposits as required under the terms of certain contracts to which the Company is a party. When the restrictions are lifted, the Company will transfer these funds into its operating accounts.

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

Trade Accounts Receivable and Bad Debt Reserves

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the “Consolidated Statements of Cash Flows”. The Company does not have any off-balance sheet credit exposure related to its customers. The Company evaluates its bad debt as a single portfolio since all of our companies primarily operate within Alaska and are subject to the same economic and risk conditions across industry segments and geographic locations. Bad debt reserves against uncollectible receivables are established and incurred during the period. These estimates are derived through an analysis of account aging profiles and a review of historical recovery experience. Receivables are charged off against the allowance when management believes the uncollectability of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Company records bad debt expense as a component of “Selling, general and administrative expense” in the “Consolidated Statements of Comprehensive Income”.

Materials and Supplies

Materials and supplies are carried in inventory at the lower of weighted average cost or market. Cash flows related to the sale of inventory, primarily wireless devices and accessories, are included in operating activities in the Company’s “Consolidated Statements of Cash Flows”.

Assets and Liabilities Held-for-Sale

Assets and liabilities held-for-sale represents the assets and liabilities that will be sold in connection with the Company’s decision to sell its wireless operations. They are recorded at the lower of carrying value or net realizable value which approximates the consideration expected to be received from the sale of those assets and liabilities. Impairment, if applicable, on property, plant and equipment classified as held-for-sale is recorded to reduce the carrying value to its fair value less costs to sell. Property, plant and equipment and capital leases are not depreciated while classified as held-for-sale.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exit Obligations

In connection with the decision to sell its wireless operations, the Company will incur certain costs that are associated with the wind down of its retail wireless operations that meet the criteria for reporting as exit obligations. These costs began in the fourth quarter of 2014 and are anticipated to be incurred throughout 2015. The accounting policies for these costs are as follows:

•	Employee termination costs associated with reductions in retail stores, contact center, and other support organizations are accrued equal to the payout amount, undiscounted due to the short duration, and amortized over the remaining service period.

•	Contract termination costs will be accrued for retail store leases and a software contract where we incur a charge to terminate the contract prior to their stated maturity. These costs are measured equal to the actual cost to terminate the contract and will be recognized at the date the contract is terminated.

•	For retail store leases that are vacated, the costs are measured equal to the fair value of the remaining lease payments and recognized when the Company has ceased to use the property.

•	Costs associated with marking wireless handset and accessory inventory held for sale to fair value have been expensed in the fourth quarter of 2014 and are included in Cost of service and sales, non-affiliate in the Company’s “Consolidated Statement of Comprehensive (Loss) Income”.

•	Other associated costs that meet the criteria of an exit activity will be accrued when incurred.

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

The Company is the lessee of equipment and buildings under capital leases expiring in various years through 2043. The assets and liabilities under capital leases are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the assets at the inception of the lease. The assets are amortized over the lower of their related lease terms or the estimated productive lives. Amortization of assets under capital leases is included in depreciation and amortization expense.

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

Non-operating Assets

The Company periodically evaluates the fair value of its non-current investments and other non-operating assets against their carrying value whenever market conditions indicate a change in that fair value. Any changes relating to declines in the fair value of non-operating assets are charged to non-operating expense under the caption “Other” in the “Consolidated Statements of Comprehensive (Loss) Income”.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013 and 2012

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

Deferred AWN Capacity Revenue

As part of the AWN transaction, the Company contributed certain network usage rights necessary for AWN to operate the Alaska network. These rights have been fair valued and the resulting liability was recorded in “Deferred AWN capacity revenue” in the “Consolidated Balance Sheets”. This balance is being amortized on a straight-line basis to revenue in the “Consolidated Statements of Comprehensive (Loss) Income”, over the 20 year contract period for which the Company has contracted to provide service.

Goodwill

Goodwill is assessed for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. The Company may first assess qualitative factors to determine whether it is more-likely-than-not that the carrying value of its single reporting unit exceeds its fair value. If this assessment indicates that it is more-likely-than-not that the carrying value of the reporting unit exceeds its fair value, a two-step quantitative assessment will be completed. The first step consists of comparing the carrying value of the reporting unit with its estimated fair value. The Company determines the estimated fair value of its reporting unit utilizing a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates and the estimated cost of capital for purposes of determining a discount factor. If the carrying value of the reporting unit exceeds its estimated fair value, the Company will determine the implied fair value of its goodwill and an impairment loss will be recognized to the extent the carrying value of goodwill exceeds the implied fair value.

Long-lived Asset Impairment

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset to its carrying amount. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals. Impairment is displayed in the caption operating expenses on the Company’s “Consolidated Statements of Comprehensive (Loss) Income.”

Debt Issuance Costs and Discounts

Debt issuance costs, including underwriter’s fees and other associated costs, are capitalized and amortized to interest expense using the straight-line method, which approximates the effective interest method over the term of the related instruments. Debt discounts are accreted to interest expense using the effective interest method.

Preferred Stock

The Company has 5,000 shares of $0.01 par value preferred stock authorized, none of which were issued or outstanding at December 31, 2014 and 2013.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013 and 2012

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

As of December 31, 2014, approximately 60% of the Company’s employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). The Master Collective Bargaining Agreement (“CBA”) between the Company and the IBEW expires on December 31, 2016. The CBA provides the terms and conditions of employment for all IBEW represented employees working for the Company in the state of Alaska and have significant economic impacts on the Company as it relates to wage and benefit costs and work rules that affect our ability to provide superior service to our customers. The Company considers relations with the IBEW to be stable in 2014, resulting in completion of important company initiatives; however any deterioration in the relationship with the IBEW would have a negative impact on the Company’s operations.

The Company provides voice, broadband and managed telecommunication services to its customers throughout Alaska. Accordingly, the Company’s financial performance is directly influenced by the competitive environment in Alaska, and by economic factors specifically in Alaska. The most significant economic factor is the level of Alaskan oil production and the per barrel price of relevant crude oil since a significant majority of the state’s revenue is taxes assessed upon the production of this resource, and the price of crude oil impacts the level of investment by resource development companies. The recent drop in crude oil prices is resulting in the State of Alaska reducing its spending, which is expected to have a dampening impact on the overall economy. Other important factors influencing the Alaskan economy include the level of tourism, government spending, and the movement of United States military personnel. Any deterioration in these factors, particularly over a sustained period of time, would likely have a negative impact on the Company’s performance.

The Company is targeting significant cost savings (“synergies”) associated with its exit activities. A programmatic plan is in place to achieve these synergies, however, should the Company be delayed or not be able to realize the targeted synergies, the Company’s future financial performance would be impacted.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As an entity that relies on the FCC and state regulatory agencies to provide stable funding sources to provide services in high cost areas, the Company is also impacted by any changes in regulations or future funding mechanisms that are being established by these regulatory agencies. In 2014, 10.6% of the Company’s total service and other revenues were derived from high cost support. Funding mechanisms for high cost loop support are undergoing substantial changes with the FCC that will impact our level of funding as well as future obligations we must meet as a condition to that funding.

The Company, like most other businesses, is increasingly vulnerable to cyber threats. While the Company has several mitigating policies and technologies in place, including some insurance coverage, it is not possible to prevent every possible threat to our network and IT systems.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense totaled $4,741, $5,918 and $6,204 in 2014, 2013 and 2012, respectively and is included in “Selling, general and administrative expense” in the Company’s “Consolidated Statements of Comprehensive Income”.

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

Derivative Financial Instruments

The Company does not enter into derivative contracts for speculative purposes. The Company recognizes all asset or liability derivatives at fair value. The accounting for changes in fair value is contingent on the intended use of the derivative and its designation as a hedge. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value either offset the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or are recognized in “Other comprehensive income (loss)” until the hedged transaction is recognized in earnings. On the date a derivative contract is entered into, the Company designates the derivative as either a fair value or cash flow hedge. The Company formally assesses, both at the hedge’s inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair values or cash flows of hedged items. If the Company determines that a derivative is not highly effective as a hedge or that it has ceased to be highly effective, the Company discontinues hedge accounting prospectively. The change in a derivative’s fair value related to the ineffective portion of a hedge is immediately recognized in earnings. Amounts recorded to accumulated other comprehensive loss from the date of the derivative’s inception to the date of ineffectiveness are amortized to earnings over the remaining term of the hedged item. If the hedged item is settled prior to its originally scheduled date, any remaining accumulated comprehensive loss associated with the derivative instrument is reclassified to earnings. Termination of a derivative instrument prior to its scheduled settlement date may result in charges for termination fees.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Dividend Policy

The Company’s dividend policy is set by the Company’s Board of Directors and is subject to the terms of its Senior Credit Facility, as amended, and the continued current and future performance and liquidity needs of the Company. Dividends on the Company’s common stock are not cumulative to the extent they are declared. The Board has not authorized the payment of a dividend since 2012, and has not updated its dividend policy.

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

Employee Stock Purchase Plan (“ESPP”)

The Company makes payroll deduction from 1% to 15% of compensation from employees who elect to participate in ESPP. A liability accretes during the 6-month offering period and at the end of the offering period (June 30th and December 31st), the Company issues the shares from the 2012 Employee Stock Purchase Plan (“2012 ESPP”). Compensation expense is recorded based upon the estimated number of shares to be purchased multiplied by the discount rate per share.

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

Defined Benefit Plan

The ACS Retirement Plan, which is the Company’s sole single-employer defined benefit plan, covers a limited number of employees previously employed by a predecessor to one of our subsidiaries, and is frozen. The Company recognizes the under-funded status of this plan as a liability on its balance sheet and recognizes changes in that funded status in the year in which the changes occur. The ACS Retirement Plan’s accumulated benefit obligation is the actuarial present value, as of the Company’s December 31, measurement date, of all benefits attributed by the pension benefit formula. The amount of benefit to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees or survivors and average years of service rendered. It is measured based on assumptions concerning future interest rates and future employee compensation levels. Unrecognized prior service credits and costs and net actuarial gains and losses are recognized as a component of other comprehensive income (loss), net of tax.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013 and 2012

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

Recently Adopted Accounting Pronouncements

On August 27, 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The ASU defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The new pronouncement will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has chosen to early adopt. The Company has determined that there is no substantial doubt related to whether the Company can meet its current obligations over the next twelve month period following the date of this report.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

2.	SALE OF WIRELESS OPERATIONS

On December 04, 2014, the Company entered into a Purchase and Sale Agreement (the “Agreement”) to sell to General Communication, Inc (“GCI”), ACS Wirelesses’ interest in AWN and substantially all the assets and subscribers related to the wireless business of ACS and its affiliates, as described below.

Pursuant to the Agreement, ACS agreed to sell to GCI its interest in AWN and substantially all the assets and subscriber contracts of ACS and its affiliates related to ACS’s wireless business (the “Acquired Assets”) for a cash payment of $300,000, which amount is subject to adjustment for certain working capital assets and liabilities as well as minimum subscriber levels and preferred distributions. The initial estimate of these adjustments is a decrease of approximately $12,000 with an additional $9,000 held in escrow pending the completion of certain milestones over the next twelve months. This settlement process is subject to a review and approval process and may ultimately be trued up within 90 days of the sale. The amount of the gain on the sale is currently estimated to be approximately $30,000, pre-tax. The most significant outstanding item in the calculation of the gain is the valuation currently being performed on the capacity agreement included in the transaction.

The Acquired Assets include, without limitation, all the equity interests of AWN owned or held by ACS Wireless, substantially all of ACS’s wireless subscriber assets, including subscriber contracts, and substantially all of ACS’s CDMA network assets, including certain fiber strands and associated cell site electronics and microwave facilities and associated electronics. This transaction also includes a capacity agreement with GCI that is similar to the capacity agreement provided in the July 23, 2013 transaction with AWN. As noted above, the valuation of that service arrangement is currently being performed and will ultimately affect the gain on the transaction. GCI will not acquire certain “Excluded Assets”, which include, without limitation, cash, certain inventory, all rights and assets (other than drop circuits) primarily used to provide wireline services and any right or asset used by ACS or any of its affiliates to provide local exchange services under the Communications Act of 1934, as amended. GCI will assume from ACS post-closing liabilities of ACS and its affiliates under contracts assumed by GCI and liabilities with respect to the ownership by ACS Wireless of its equity interest in AWN to the extent accruing and related to the period after closing. All other liabilities will be retained by ACS and its affiliates.

On February 2, 2015 the Company and GCI announced they have completed the transaction. The two companies have agreed upon a service transition plan in which ACS will continue to provide certain retail and back office services to its previous wireless customers for an interim period which is not to exceed six months. This arrangement is not expected to cover the costs of providing the service. We currently estimate the fair value of these services to be approximately $5,600 which exceeds the consideration received for this service by approximately $1,200 which is included in the calculation of our estimated gain on the sale.

In addition to the major elements discussed above, ACS and its controlled affiliates are restricted from operating a wireless network or providing wireless products or services in Alaska for a period of four years after closing, except for: (a) fixed wireless replacement, (b) WiFi, (c) wireless backhaul and transport, (d) cell site leases and (e) acting as a wireless internet service provider.

As part of the transaction, the Company initiated a plan to sell certain assets and liabilities to GCI as well as other assets associated with realigning operations to focus on its core wireline business going forward. Although not specifically included in the asset sale to GCI, certain handset inventory and retail stores lease are also actively being marketed for sale to third parties.

The Company considered the sale of assets to GCI under the guidance of ASC 205-20 Discontinued Operations and ultimately concluded that the assets being sold did not meet the definition of a component of an entity. The conclusion was based on the determination that the assets did not comprise operations that can be clearly distinguished, either operationally or for financial reporting. The Company has one operating segment and one reporting unit and although there are revenue streams that are clearly identifiable the majority of the operating costs are comingled across the operations of our business and cannot be reasonably separated.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

2.	SALE OF WIRELESS OPERATIONS (Continued)

The following table provides a reconciliation of the major classes of assets and liabilities included in the Consolidated Balance Sheet under the captions “Current assets held-for-sale”, “Non-current assets held-for-sale” and “Current liabilities held-for-sale” at December 31, 2014:

2014
Current assets:
Accounts receivable, non-affiliates, net	$7,607
Materials and supplies	1,958

Total current assets held-for-sale	$9,565

Property, plant and equipment, net of accumulated depreciation of $8,835	14,664

Total non-current assets held-for-sale	$14,664

Current liabilities:
Current portion of long-term obligations	$287
Accounts payable, accrued and other current liabilities, non-affiliates	301
Accounts payable, accrued and other current liabilities, affiliates	14,411
Advance billings and customer deposits	3,729

Total current liabilities held-for-sale	$18,728

Long-term obligations, net of current portion	2,107

Total non-current liabilities held-for-sale	$2,107

Although they do not meet the criteria for being classified as assets held-for-sale certain other assets and liabilities were impacted by the transaction as follows:

•	The equity method investment in AWN, valued at $252,067, on December 31, 2014, was sold to GCI on February 2, 2015.

•	The remaining Deferred AWN capacity revenue, which was created during the AWN transaction in 2013, and was being amortized over the 20 year contract life, will be removed. It will be replaced with a new service obligation which will be recorded at the estimated fair value of the services to be provided to GCI in the future and will be amortized over the new contract life of up to 30 years. This capacity had a carrying value of $59,964 on December 31, 2014.

•	The Company’s Senior Credit Facility was amended resulting in approximately $240,472 in principal payments and the write-off of associated debt discount and debt issuance costs of $721 and $1,935, respectively. For additional information on this amendment, see Note 10 “Long-term Obligations.”

In connection with the Company’s decision to sell its wireless operations the Company has, and will continue to incur, a number of transaction and related wind-down costs. Included in those costs are certain workforce reductions, termination of contracts and other associated obligations that meet the criteria for being reported as exit obligations under ASC 420 Exit or Disposal Cost Obligations. In the fourth quarter of 2014, the Company adjusted its inventory held for sale, less cost to sell, to fair value and began to incur labor obligations. The labor obligations are expected to continue through the first half of 2015. The Company also expects certain contract termination costs associated with retail store leases and the discontinuance of the wireless billing system software contract to begin to occur when the transition services agreement with GCI is complete which is anticipated to be in the second quarter of 2015. These obligations will include costs associated with the disposal of $2,509 in capital lease assets and $2,394 in capital lease liabilities that have been classified as assets and liabilities held-for-sale at December 31, 2014, as well as costs to vacate operating leases which have a remaining term of 11 years and a remaining contract value of $6,516. The negotiation of the release from those liabilities is underway and the settlement terms are currently uncertain. As of December 31, 2014 the Company has incurred $3,622 in transaction related costs, inclusive of the exit obligations shown below.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

2.	SALE OF WIRELESS OPERATIONS (Continued)

The following table summarizes the Company’s current obligations for exit activities during 2014:

	Labor Obligations	Contract Terminations	Other Associated Obligations	Total
Beginning Balance Jan 31, 2014	$—	$—	$—	$—
Charged to Expense	490	—	634	1,124
Paid and/or Settled	—	—	(634)	(634)

Balance as of Dec 31, 2014	$490	$—	$—	$490

The exit activities as noted above that have been incurred to date are included in the captions “Selling, general and administrative”, and “Cost of service and sales, non-affiliate” on the Company’s “Consolidated Statements of Comprehensive (Loss) Income”. The exit liability is included in “Accounts payable and other accrued liabilities – non affiliates” on the Company’s “Consolidated Balance Sheets”.

3.	ACCOUNTS RECEIVABLE

Accounts receivable - trade consists of the following at December 31, 2014 and 2013:

	2014	2013
Retail customers	$20,070	$28,318
Wholesale carriers	3,867	3,748
Other	9,301	8,193

	33,238	40,259
Less: allowance for doubtful accounts	(2,338)	(6,193)

Accounts receivable - trade, net	$30,900	$34,066

Allowance for doubtful accounts consists of the following at December 31, 2014, 2013 and 2012.

	2014	2013	2012
Balance, as of December 31,	$6,193	$6,231	$5,788
Provision for uncollectible accounts	3,329	1,847	2,588
Charged to other accounts	(2)	(2)	(1)
Deductions	(7,182)	(1,883)	(2,144)

Balance, as of December 31,	$2,338	$6,193	$6,231

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

4.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities, non-affiliates consist of the following at December 31, 2014 and 2013:

	2014	2013
Accounts payable - trade	$25,672	$20,841
Accrued payroll, benefits, and related liabilities	18,086	18,017
Other	10,615	16,617

	$54,373	$55,475

Advance billings and customer deposits consist of the following at December 31, 2014 and 2013:

	2014	2013
Advance billings	$4,449	$8,385
Customer deposits	41	719

	$4,490	$9,104

5.	EQUITY METHOD INVESTMENTS

The following table provides the Company’s ownership interest and investment in TekMate and AWN at December 31, 2014 and 2013:

	December 31, 2014 Ownership Interest	December 31, 2013 Ownership Interest	December 31, 2014	December 31, 2013
TekMate, LLC	100.00%	49.00%	$—	$853
Alaska Wireless Network, LLC	33.33%	33.33%	$252,067	$266,119

TekMate

On August 31, 2010, the Company acquired a 49% interest in TekMate for $2,060. On January 31, 2014, the Company purchased the remaining 51% interest in TekMate for the following consideration:

•	$800, payable in cash or the Company’s common stock at the Company’s option subject to certain adjustments, on or about May 15, 2014. On July 15, 2014, the Company paid $894 in cash to settle this liability.

•	Zero to $700, payable in cash on or about March 31, 2015, subject to the attainment of certain revenue projections in 2014 and certain other terms regarding the founders of TekMate remaining employed with ACS for a specified period of time. The carrying value of this liability at December 31, 2014 was $667 and is included in the caption “Accounts payable, accrued and other current liabilities, non-affiliates.”

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

5.	EQUITY METHOD INVESTMENTS (Continued)

Goodwill on the acquisition, which is 100% deductable for tax purposes, is as follows:

Consideration provided (including fair value of contingent consideration)	$1,181
Fair value of equity method investment	831

Total consideration	2,012

Fair value of assets acquired	1,390
Fair value of liabilities assumed	(714)

Total net assets	676

Goodwill	$1,336

In the period January 1, 2014 to January 31, 2014 TekMate’s earnings were $12 and they made $33 in cash distributions to the Company. At January 31, 2014, undistributed earnings of TekMate were $0.

Pro forma financial information has been omitted from this filing as the impact of the acquisition would not be material to our historical results.

AWN FORMATION

On July 22, 2013, the Company and GCI completed the transactions contemplated by the June 4, 2012 Asset Purchase and Contribution Agreement for the purpose of combining their wireless networks into AWN.

Pursuant to the Contribution Agreement, ACS sold certain wireless assets to GCI for a cash payment of $100,000. GCI then contributed these assets, together with GCI’s wireless assets, to AWN in exchange for a two-thirds membership interest in AWN. The ACS Member contributed the Company’s wireless assets that were not sold to GCI to AWN in exchange for a one-third membership interest in AWN.

At the closing, the parties entered into the First Amended and Restated Operating Agreement of The Alaska Wireless Network, LLC (the “Operating Agreement”) and other related agreements which govern the ongoing relationship among the parties. Under the terms of the Operating Agreement, AWN will be managed by its majority owner, GCI, subject to certain protective rights retained by the Company and representation of one of three seats on AWN’s Board. Accordingly, ACS has the ability to exercise significant influence over AWN and accounts for its investment under the equity method in accordance with ASC 323 Investments - Equity Method and Joint Ventures.

The Operating Agreement provides that ACS is entitled to a cumulative preferred cash distribution of up to $12,500 of Adjusted Free Cash Flow, as defined in the agreement, in each of the first eight quarters after closing and $11,250 in each of the eight quarters thereafter (ACS’ preference period). The Company has received cash distributions from AWN of $50,000 and $17,844 for the periods ended December 31, 2014 and 2013 respectively.

A national valuation firm was engaged by the parties to assist in the determination of the fair value of AWN including the preferred distribution and the allocation of the purchase price to the assets and liabilities. This valuation was completed in the second quarter of 2014 and assigned a valuation to the AWN Equity Investment of $266,000 and to the Deferred AWN Capacity Revenue of $64,627. The effects of the final valuation were applied retrospectively and, accordingly, the previously reported December 31, 2013 amounts were revised to reflect the amounts that would have been reported if the final valuation had been completed at the July 23, 2013 acquisition date. See the Company’s 2014 second quarter filing on Form 10-Q for a summary of these revised amounts. The carrying value of the AWN Equity Investment and Deferred AWN Capacity Revenue at December 31, 2014 are $252,067 and $59,964, respectively.

The “Deferred AWN capacity revenue” is being amortized on a straight-line basis to revenue in the “Consolidated Statements of Comprehensive (Loss) Income”, over the 20 year contract period for which the Company has contracted to provide service. The Company amortized to revenue $1,512 from July 23, 2013 to December 31, 2013 and $3,151 for the twelve months ended December 31, 2014.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

5.	EQUITY METHOD INVESTMENTS (Continued)

As noted earlier, in the second quarter of 2014, the Company received the final valuation report and as a result trued up the value of its capacity contribution to AWN and its pre-tax gain of $210,873.

The following table represents the calculation of the gain:

Consideration received:
Investment	$266,000
Cash	100,000

Total consideration received	366,000
Consideration provided:
Net intangible and tangible assets	90,500
Deferred AWN capacity revenue	64,627

Total consideration provided	155,127

Gain on disposal of assets	$210,873

In the twelve-month period ended December 31, 2013, specifically July 23, 2013 through December 31, 2013, the Company’s share of AWN’s adjusted free cash flow was $22,011, of which $17,844 was received during the period and $4,167 was paid within the subsequent 12-day contractual period. In the twelve-month period ended December 31, 2014, the Company’s share of AWN’s adjusted free cash flow was $50,000, of which $45,833 was received during the period and $4,167 was paid within the subsequent 12-day contractual period. The Company’s equity in earnings of AWN from July 23, 2013 to December 31, 2013 and for the twelve months ended December 31, 2014 was $17,963 and $35,948, respectively.

Summarized financial information on AWN is as follows:

	December 31, 2014	December 31, 2013
Current assets	$139,237	$119,681
Non-current assets	$554,608	$549,913
Current liabilities	$91,247	$72,242
Non-current liabilities	$21,505	$20,570
Equity	$581,093	$576,782

	Twelve Months Ended December 31, 2014	Inception to December 31, 2013
Operating revenues	$252,864	$118,918
Gross profit	$179,243	$86,201
Operating income	$113,772	$56,543
Net income	$113,404	$56,342
Adjusted free cash flow (1)	$106,937	$53,978

(1)	Adjusted free cash flow is defined in the Operating Agreement.

The excess of ACS’ investment in AWN over the Company’s share of net assets in AWN is estimated to be $13,810 at December 31, 2014. This difference represents the increase in basis of the GCI Member’s contribution to AWN, as AWN is accounting for the GCI member’s contribution at carryover basis and ACS is accounting for it at estimated fair value. The investment in AWN is analyzed periodically for impairment. No impairment has been recorded on ACS’ investment of AWN to-date.

AWN is organized as a limited liability corporation and is a flow-through entity for income tax purposes.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

5.	EQUITY METHOD INVESTMENTS (Continued)

The following table provides a reconciliation AWN’s total equity and ACS’ equity method investment as of December 31, 2014:

Amount
AWN total equity as reported	$581,093
Less amount attributed to GCI	(342,836)

Amount attributed to ACS	238,257
Plus:
Step-up in basis of GCI contribution, net	30,702
Cumulative differences in distributions	4,167
Less:
Cumulative differences in income allocation method	(21,059)

ACS investment in AWN	$252,067

On February 2, 2015, the Company sold its one-third interest in AWN to GCI. See Note 2 “Sale of Wireless Operations” for additional information.

6.	FAIR VALUE MEASUREMENTS

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

The fair values of cash equivalents, restricted cash, short-term investments, net accounts receivable and payable, other short-term monetary assets and liabilities and capital leases approximate their carrying values due to their nature. The non-monetary consideration exchanged in the Company’s deconsolidation, related to the AWN transaction, has been valued using multiple valuation methods using significant unobservable inputs (Level 3). The fair value of the Company’s 2010 Senior Credit Facility, convertible notes and other long-term obligations of $430,729 at December 31, 2014, were estimated based on dealer quoted prices (Level 1). The carrying values of these liabilities were $436,362 at December 31, 2014.

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

The following table presents the liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 at each hierarchical level. There were no transfers into or out of Levels 1 and 2 during 2014.

	December 31, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other long-term liabilities:
Interest rate swaps	$(1,416)	$—	$(1,416)	$—	$(3,234)	$—	$(3,234)	$—

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

6.	FAIR VALUE MEASUREMENTS (Continued)

Derivative Financial Instruments

The Company uses floating-to-fixed interest rate swaps to manage variable interest rate risk. The notional amount of the swaps at December 31, 2014, was $115,500 and $77,000 with interest rates of 7.220% and 7.225%, respectively, inclusive of a 4.75% LIBOR spread. The swaps began on June 30, 2012 and expire on September 30, 2015. At low LIBOR rates, payments under the swaps increased the Company’s cash interest expense.

The outstanding amount of these swaps as of period-end are reported on the balance sheet at fair value, represented by the estimated amount the Company would receive, or pay, to terminate the swaps. They are valued using models based on readily observable market parameters for all substantial terms of the contracts and are classified within Level 2 of the fair value hierarchy.

On December 4, 2014, with the announcement of the sale of its wireless operations, approximately $240,000 of the Company’s Senior Credit Facility was expected to be repaid. Hedge accounting was discontinued because it became “possible” that the interest payments on which the swaps were intended to hedge would not occur. This possible trigger resulted in $109,800 of the $115,500 swap to be ineffective. The Company has reclassed $31 of Accumulated Other Comprehensive Loss to interest expense. Additionally, the Company will recognize future changes in fair value directly to interest expense.

The following table presents information about the floating-to-fixed interest rate swaps, which are included in “Other long-term liabilities” on the balance sheet, for the twelve-month periods ending December 31, 2014 and 2013:

	2014	2013
Beginning balance at January 1	$3,234	$9,819
Reclassified from other long-term liabilities to accumulated other comprehensive loss	(1,545)	(1,727)
Change in fair value credited to interest expense	(273)	(785)
Cash paid on extinguishment of hedging instrument	—	(4,073)

Ending balance at December 31	$1,416	$3,234

Fair Value Measurements on a Non-recurring Basis

No impairment of long-lived assets was recognized during 2014, 2013 or 2012. The Company did record an adjustment to fair value on its inventory held-for-sale at December 31, 2014 using level 1 inputs.

TekMate Impairment

The Company recorded impairment of its equity method investment in TekMate in the fourth quarter of 2013 for $1,267 and is included in the caption “Loss on impairment of equity investment” on the “Consolidated Statement of Comprehensive (Loss) Income”.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, 2014 and 2013:

	2014	2013	Useful Lives
Land, buildings and support assets*	$209,349	$222,215	3 - 42
Central office switching and transmission	385,016	374,505	2 - 12
Outside plant cable and wire facilities	674,914	699,716	10 - 50
Other	3,606	3,147	2 - 5
Construction work in progress	60,249	45,366

	1,333,134	1,344,949
Less: accumulated depreciation and amortization	(976,401)	(992,936)

Property, plant and equipment, net	$356,733	$352,013

*	No depreciation charges are recorded for land.

Capitalized interest associated with construction in progress for the years ended December 31, 2014, 2013, and 2012 was $2,810, $1,926, and $1,961, respectively. The capitalization rate used was based on a weighted average of the Company’s long term debt outstanding and for the years ended December 31, 2014, 2013, and 2012 was 8.28%, 8.07%, and 7.27%, respectively.

The following is a summary of property held under capital leases included in the above property, plant and equipment at December 31, 2014 and 2013:

	2014	2013
Land, buildings and support assets	$15,426	$19,893
Less: accumulated depreciation and amortization	(6,698)	(8,196)

Property held under capital leases, net	$8,728	$11,697

Amortization of assets under capital leases included in depreciation expense for the years ended December 31, 2014, 2013, and 2012 was $1,832, $1,827 and $1,934, respectively. Future minimum payments, including interest, under these leases for the next five years and thereafter are as follows:

2015	$1,792
2016	1,687
2017	1,334
2018	1,072
2019	791
Thereafter	6,976

13,652
Interest	(5,734)

$7,918

Included in the future payments above, is $3,744 associated with the capital leases being marketed for sale in conjunction with the sale of our wireless operations. These assets are no longer being depreciated and have been moved to assets held-for-sale.

The Company leases various land, buildings, right-of-ways and personal property under operating lease agreements. Rental expense under operating leases for the years ended December 31, 2014, 2013 and 2012 was $8,782, $9,785 and $9,997, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

7.	PROPERTY, PLANT AND EQUIPMENT (Continued)

Future minimum payments under these leases for the next five years and thereafter are as follows:

2015	$8,677
2016	7,943
2017	6,914
2018	5,612
2019	5,176
Thereafter	38,200

$72,522

Included in these minimum payments is $6,516 associated with the operating leases being marketed for sale in conjunction with the sale of our wireless operations.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is assessed for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. In the fourth quarter of 2014 the Company conducted two assessments of goodwill. The first being its annually scheduled assessment on October 1, 2014, and the second on December 5, 2014 with the announcement of our intent to sell our wireless operations, at which time management determined the Company had a triggering event.

The Company utilized reports from third party valuation experts to determine the estimated fair value of its reporting unit. These reports utilized many methodologies, but primarily relied on a discounted cash flow (“DCF”) valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates and the estimated cost of capital for purposes of determining a discount factor. The Company compared the results of the estimated fair value to other market approaches and comparable public and private company analysis and found the estimated fair value to be reasonable.

However, the Company also performed a reconciliation of its estimated fair value to its market capitalization, based on its recently publically traded stock price. This analysis indicated a possible impairment may exist because the value was less than the book value. For accounting purposes the Company utilized the fair value indicated by market capitalization, thereby resulting in the conclusion that the carrying value of its single reporting unit exceeded its fair value. Accordingly, the Company performed step two of the goodwill impairment analysis. After measuring the fair value of the reporting unit’s assets and liabilities, the implied fair value of goodwill was determined to be zero. Consequently, the Company determined that the goodwill was fully impaired resulting in an impairment charge of $5,986 for the year ended December 31, 2014.

In the first quarter of 2014, the Company had purchased the remaining 51% interest in TekMate and had recorded $1,336 of goodwill.

As part of the AWN transaction in 2013, all of the Company’s other intangible assets were sold/contributed to AWN during 2013 and the Company no longer holds any indefinite-lived intangible assets. The Company’s wireless spectrum licenses had contract terms of ten years, but were renewable indefinitely through a routine process involving a nominal fee. These fees were expensed as incurred.

In the third quarter of 2013 as part of the AWN transaction the Company performed an assessment of its goodwill and bifurcated the balance between the business being sold to AWN and the business being retained resulting in the retirement of $4,200 in goodwill.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The original carrying value and accumulated impairment of the Company’s goodwill and other indefinite-lived intangible assets at December 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Goodwill:
Original carrying value	$38,403	$38,403	$38,403
Accumulated impairment	(29,553)	(29,553)	(29,553)
Retirement due to AWN transaction	(4,200)	(4,200)	—
TekMate acquisition	1,336	—	—
Current year impairment	(5,986)	—	—

Balance	$—	$4,650	$8,850

9.	ASSET RETIREMENT OBLIGATIONS

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

The following table outlines the changes in the accumulated retirement obligation liability:

	2014	2013
Balance, December 31	$3,657	$6,942
Asset retirement obligation	369	229
Accretion expense	328	310
Settlement of obligations	(299)	(776)
Transfer of obligation to AWN	—	(3,048)

Balance, December 31	$4,055	$3,657

10.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31, 2014 and 2013:

	2014	2013
2010 senior credit facility term loan due 2016	$322,700	$345,900
Debt discount - 2010 senior credit facility term loan due 2016	(1,014)	(1,687)
6.25% convertible notes due 2018	114,000	114,000
Debt discount - 6.25% convertible notes due 2018	(7,242)	(9,213)
Capital leases and other long-term obligations	5,524	7,257

	433,968	456,257
Less current portion	(15,521)	(14,256)

Long-term obligations, net of current portion	$418,447	$442,001

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

10.	LONG TERM OBLIGATIONS (Continued)

The aggregate maturities of long-term obligations for each of the next five years and thereafter, at December 31, 2014, are as follows:

2015	$15,808
2016	309,078
2017	815
2018	114,618
2019	392
Thereafter	3,907

$444,618

Included in these maturities is $2,394 associated with the capital leases being marketed for sale in conjunction with the sale of our wireless operations.

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

The Senior Credit Facility also includes a $30,000 revolving credit agreement, which was undrawn as of December 31, 2014. Outstanding letters of credit totaling $2,212 were committed against this amount as of December 31, 2014.

Prior to consummation of the AWN Transaction, the term loan and revolving credit agreement, to the extent drawn, bore interest at a rate of LIBOR plus 4.0% with a LIBOR floor of 1.5%. In accordance with the November 1, 2012 amendment, the existing interest rates of LIBOR plus 4.0% increased 25 basis points every other month during the period March 31, 2013 through July 22, 2013. Upon consummation of the AWN Transaction, the Company made a $65,000 principal payment and the interest rate of the term loan and revolving credit agreement increase to LIBOR plus 4.75% with a LIBOR floor of 1.5%. The term loan matures on October 21, 2016 and the revolving credit agreement matures on October 21, 2015 unless accelerated pursuant to an event of default or as described below.

The Senior Credit Facility contains a number of restrictive covenants and events of default, including financial covenants limiting capital expenditures, incurrence of debt and payment of cash dividends. Payment of cash dividends is not permitted until such time that the Company’s Total Leverage Ratio as defined is not more than 3.50 to 1.00. As of December 31, 2014, the Company’s Total Leverage Ratio was higher than 3.50 to 1.00. The Senior Credit Facility also requires that the Company achieve certain financial ratios quarterly. The Senior Credit Facility and the revolver also provide for events of default customary for facilities of this type, including non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, and insolvency and bankruptcy. After the occurrence of an event of default and for so long as it continues, the Administrative Agent or the Requisite Lenders, as defined in the Credit Agreement, may increase the interest rate then in effect on all outstanding obligations by 2.0%. Upon an event of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the credit facilities will become immediately due and payable and the lender commitments will be automatically terminated. Upon the occurrence and continuation of any other event of default, the Administrative Agent and/or the Requisite Lenders may accelerate payment of all obligations and terminate the Lenders’ commitments under the credit facilities.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

10.	LONG TERM OBLIGATIONS (Continued)

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

On December 4, 2014, the Company announced the sale of its wireless operations and, upon consummation of the sale on February 2, 2015, the planned significant pay down of debt. At that time hedge accounting was discontinued because it became “possible” that the interest payments on which the swaps were intended to hedge would not occur. This possible trigger resulted in $109,800 of the $115,500 swap to become ineffective. The Company has reclassed $31 in Other Comprehensive Income (loss) to interest expense. Additionally, the Company will recognize future changes in fair value directly to interest expense. Subsequent to year end, on February 2, 2015 the sale closed and the Senior Credit Facility was amended. The Senior Credit Facility was amended in conjunction with the sale, which resulted in the release of certain collateral and a principal repayment of $240,472. Debt discount and debt issuance costs related to the repayment of the $240,472 were $721 and $1,935, respectively. In addition to the principal payment, key financial covenants were amended to incorporate the pro-forma impact from the sale of the wireless operations and associated exit activities.

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

Beginning on February 1, 2018, the 6.25% Notes will be convertible by the holder at any time until 5:00 p.m., New York City time, on the second scheduled trading-day immediately preceding the stated maturity date. Given that the Company’s current share price is well below $10.28, we do not anticipate that there will be a conversion into equity.

Prior to February 1, 2018, the holder may convert the 6.25% Notes:

•	During any fiscal quarter beginning after June 30, 2011 following any previous fiscal quarter in which the trading price of the Company’s common stock equals or exceeds 130% of the conversion price of the 6.25% Notes for at least 20 trading-days during the last 30 trading-days of the previous fiscal quarter;

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

10.	LONG TERM OBLIGATIONS (Continued)

•	During any five business day period following any five trading-day period in which the trading price of the 6.25% Notes is less than 98% of parity value on each day of that five trading-day period; and

•	Upon the occurrence of certain significant corporate transactions, holders who convert their 6.25% Notes, in connection with a change of control, may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or delisting, the holders of the 6.25% Notes may require the Company to repurchase for cash all or any portion of their 6.25% Notes for 100% of the principal amount plus accrued and unpaid interest.

As of December 31, 2014, none of the conditions allowing holders of the 6.25% Notes to convert, or requiring the Company to repurchase the 6.25% Notes, had been met.

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

Convertible debt instruments that may be settled in cash upon conversion at the Company’s option, including partial cash settlement, must be accounted for by bifurcating the liability and equity components of the instruments in a manner that reflects the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company applied this rate to the $120,000 6.25% Notes, bifurcating the notes into the liability portion and the equity portion attributable to the conversion feature of the notes. In doing so, the Company used the discounted cash flow approach to value the debt portion of the notes. The cash flow stream from the coupon interest payments and the final principal payment were discounted at 8.61% to arrive at the valuations. The Company used 8.61% as the appropriate discount rate after examining the interest rates for similar instruments issued in the same time frame for similar companies without the conversion feature. The equity component of the 6.25% Notes was $8,500, net of a tax benefit of $5,931.

Further, while it is the Company’s intent to settle the principal portion of this debt in cash, the Company uses the “if converted” method in calculating the diluted earnings per share effect of the assumed conversion of the contingently convertible debt. Under the “if converted” method, the after tax effect of interest expense related to the convertible securities is added back to net income and the convertible debt is assumed to have been converted into common stock at the earlier of the debt issuance date or the beginning of the period. The Company’s convertible debt was anti-dilutive for the twelve month periods ended December 31, 2012 and 2014 but is included in the computation of dilutive EPS for the twelve months ended December 31, 2013.

The Company’s Board of Directors has authorized the issuance of up to 4,700 common shares for the repurchase of its convertible notes. In the third quarter of 2013, the Company delivered and issued 698 and 1,203 common shares in exchange for the retirement of $2,500 and $3,500, respectively, aggregate principal amount of 6.25% convertible notes due 2018. This Board of Directors’ authorization expired December 31, 2013.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

10.	LONG TERM OBLIGATIONS (Continued)

The following table includes selected data regarding the 6.25% Notes as of December 31, 2014 and 2013:

	2014	2013
Net carrying amount of the equity component	$7,782	$7,782
Principal amount of the convertible notes	$114,000	$114,000
Unamortized debt discount	$7,242	$9,213
Amortization period remaining	40 months	52 months
Net carrying amount of the convertible notes	$106,758	$104,787

The following table details the interest components of the 6.25% Notes contained in the Company’s “Consolidated Statements of Comprehensive (Loss) Income” for the year ended December 31, 2014 and 2013:

	2014	2013
Coupon interest expense	$7,125	$7,378
Amortization of the debt discount	1,971	1,874

Total included in interest expense	$9,096	$9,252

5.75% Convertible Notes Paid/Extinguished 2013

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

The following table details the interest components of the 5.75% Notes contained in the Company’s “Consolidated Statements of Comprehensive (Loss) Income” for the year ended December 31, 2013:

2013
Coupon interest expense	$122
Amortization of the debt discount	114

Total included in interest expense	$236

Capital Leases and Other Long-term Obligations

The Company is a lessee under various capital leases and other financing agreements totaling $7,918 and $7,257 with a weighted average interest rate of 8.57% and 8.92% at December 31, 2014 and 2013, respectively and have maturities through 2043. In the fourth quarter of 2014 the Company entered into a plan to sell capital leases of $2,394, which were moved to assets held-for-sale.

Debt Issuance Costs

The Company capitalized $0 in debt issuance costs incurred in connection with the November 1, 2012 amendment to its Senior Credit Facility in 2014. Amortization of debt issuance costs, included in “Interest expense” in the “Consolidated Statements of Comprehensive (Loss) Income” and reported in the “Consolidated Statements of Cash Flows” for 2014, 2013 and 2012, was $2,460, $3,836 and $2,164, respectively.

Debt Discounts

Accretion of debt discounts in the “Consolidated Statements of Cash Flows” for 2014, 2013 and 2012, were $2,644, $3,096 and $3,811, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the twelve months ended December 31, 2013 and 2014:

	Defined Benefit Pension Plans	Interest Rate Swaps	Total
Balance, December 31, 2012	$(3,491)	$(5,748)	$(9,239)
Other comprehensive loss before reclassifications	832	1,019	1,851
Reclassifications from accumulated comprehensive loss to net income	421	1,358	1,779

Net other comprehensive loss	1,253	2,377	3,630

Balance, December 31, 2013	$(2,238)	$(3,371)	$(5,609)

Other comprehensive loss before reclassifications	(1,667)	909	(758)
Reclassifications from accumulated comprehensive loss to net income	266	950	1,216

Net other comprehensive loss	(1,401)	1,859	458

Balance, December 31, 2014	$(3,639)	$(1,512)	$(5,151)

The following table summarizes the reclassifications from accumulated other comprehensive loss to net (loss) income for the twelve months ended December 31, 2014, 2013, and 2012, respectively:

For the twelve months ended December 31,	2014	2013	2012
Amortization of defined benefit plan pension items: (1)
Amortization of loss (3)	$451	$717	$818
Income tax effect	(185)	(296)	(336)

After tax	266	421	482

Amortization of loss on ineffective interest rate swap: (2)
Reclassification to interest expense	1,613	2,307	292
Income tax effect	(663)	(949)	(120)

After tax	950	1,358	172

Total reclassifications net of income tax	$1,216	$1,779	$654

(1)	See Note 12 “Retirement Plans” for additional information regarding the Company’s pension plans.
(2)	See Note 6 “Fair Value Measurements” for additional information regarding the plan to terminate this swap.
(3)	Included in selling, general and administrative expense.

The estimated amount of accumulated other comprehensive loss to be reclassified to interest expense within the next twelve months is $2,357.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

12.	RETIREMENT PLANS

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

The following table provides additional information about the AEPF multi-employer pension plan.

Plan name	Alaska Electrical Pension Plan
Employer Identification Number	92-6005171
Pension plan number	001
Pension Protection Act zone status at the plan’s year-end:
December 31, 2014	Green
December 31, 2013	Green
Plan subject to funding improvement plan	No
Plan subject to rehabilitation plan	No
Employer subject to contribution surcharge	No

Greater than 5% of Total Contributions to the Plan
Company contributions to the plan for the year ended:
December 31, 2014	$8,626	Yes
December 31, 2013	$9,174	Yes
December 31, 2012	$9,568	Yes

Name and expiration date of collective bargaining agreements requiring contributions to the plan:

Collective Bargaining Agreement Between Alaska Communications Systems and Local Union 1547 IBEW	December 31, 2016

Outside Agreement Alaska Electrical Construction between Local Union 1547 IBEW and Alaska Chapter National Electrical Contractors Association Inc.	September 30, 2016

Inside Agreement Alaska Electrical Construction between Local Union 1547 IBEW and Alaska Chapter National Electrical Contractors Association Inc.	October 31, 2016

Special Agreement Providing for the Coverage of Certain Non-bargaining Unit Employees	December 31, 2015

The Company can not accurately project any change in the plan status in future years given the uncertainty of economic conditions or the effect of actuarial valuations versus actual performance in the market. Minimum required future contributions to the AEPF are subject to the number of employees in each classification and/or base compensation of employees in future years.

Defined Contribution Plan

The Company provides a 401(k) retirement savings plan covering substantially all of its employees. The plan allows for discretionary contributions as determined by the Board of Directors, subject to Internal Revenue Code limitations. The Company made a $213, $174 and $123 matching contribution for 2014, 2013 and 2012 respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

12.	RETIREMENT PLANS (Continued)

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan (“Plan”) on September 1, 1999. Accrued benefits under the Plan were determined in accordance with the provisions of the CenturyTel Plan and upon completion of the transfer, covered employees ceased to accrue benefits under the CenturyTel Plan. On November 1, 2000, the Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPF. As a result of this amendment, prior service cost of $1,992 was recorded and has been amortized over the expected service life of the plan participants at the date of the amendment. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company uses a December 31 measurement date for the Plan. The Plan is not adequately funded under ERISA at December 31, 2014. The Company contributed $898 to the Plan in 2014, $360 in 2013 and $469 in 2012. The Company plans to contribute approximately $802 to the Plan in 2015 and management is also estimating what additional contributions the Company may be required to make in subsequent years in the event the value of the Plan’s assets remain volatile or decline.

The following is a calculation of the funded status of the ACS Retirement Plan using beginning and ending balances for 2014 and 2013 for the projected benefit obligation and the plan assets:

	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$15,284	$16,609
Interest cost	674	635
Actuarial (gain) loss	2,283	(954)
Benefits paid	(1,007)	(1,006)

Benefit obligation at end of year	17,234	15,284

Change in plan assets:
Fair value of plan assets at beginning of year	11,548	11,101
Actual return on plan assets	131	1,093
Employer contribution	898	360
Benefits paid	(1,007)	(1,006)

Fair value of plan assets at end of year	11,570	11,548

Funded status	$(5,664)	$(3,736)

The Plan’s projected benefit obligation equals its accumulated benefit obligation. The 2014 and 2013 liability balance of $5,664 and $3,736 respectively, is recorded on the “Consolidated Balance Sheets” in “Other long-term liabilities.”

The following table presents the net periodic pension expense for the Plan for 2014, 2013 and 2012:

	2014	2013	2012
Interest cost	$664	$635	$715
Expected return on plan assets	(749)	(706)	(694)
Amortization of loss	536	788	797

Net periodic pension expense	$451	$717	$818

In 2015, the Company expects amortization of net gains and losses of $1,175.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

12.	RETIREMENT PLANS (Continued)

	2014	2013
Loss recognized as a component of accumulated other comprehensive loss:	$6,178	$3,799

The assumptions used to account for the Plan as of December 31, 2014 and 2013 are as follows:

	2014	2013
Discount rate for benefit obligation	3.97%	4.49%
Discount rate for pension expense	4.49%	3.97%
Expected long-term rate of return on assets	6.53%	6.53%
Rate of compensation increase	0.00%	0.00%

The discount rate for December 31, 2014 and 2013 was calculated using a proprietary yield curve based on above median AA rated corporate bonds. The expected long-term rate-of-return on assets rate is the best estimate of future expected return for the asset pool, given the expected returns and allocation targets for the various classes of assets.

Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the Plan:

	Minimum	Maximum
Asset Category
Equity securities	0%	80%
Fixed income	0%	50%
Cash equivalents	0%	100%

The Plan’s asset allocations at December 31, 2014 and 2013 by asset category are as follows:

	2014	2013
Asset Category
Equity securities*	65%	62%
Debt securities*	34%	37%
Other/Cash	1%	1%

*	May include mutual funds comprised of both stocks and bonds.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

12.	RETIREMENT PLANS (Continued)

The following table presents major categories of plan assets as of December 31, 2014, and inputs and valuation techniques used to measure the fair value of plan assets regarding the ACS Retirement Plan:

	Fair Value Measurement at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Asset Category
Money market/cash	$106	$106	$—	$—

Equity securities (Investment Funds)*
International growth	2,242	2,242	—	—
U.S. small cap	1,538	1,538	—	—
U.S. medium cap	1,149	1,149	—	—
U.S. large cap	2,651	2,651	—	—
Debt Securities (Investment Funds)*
Certificate of deposits	1,802	1,802	—	—
Fixed income	2,082	2,082	—	—

	$11,570	$11,570	$—	$—

*	May include mutual funds comprised of both stocks and bonds.

The benefits expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

2014	$1,101
2015	1,038
2016	1,085
2017	1,102
2018	1,073
2019-2023	5,393

Post-retirement Health Benefit Plan

The Company has a separate executive post-retirement health benefit plan. On December 31, 2014, the plan was underfunded by $150 with plan assets of $158. The net periodic post-retirement cost for 2014 and 2013 was $7 and $5, respectively.

13.	EARNINGS PER SHARE

Earnings per share are based on weighted average number of shares of common stock and dilutive potential common shares equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. The Company includes dilutive stock options based on the “treasury stock method.” Due to the Company’s reported net loss for the year ended December 31, 2014, 2,506 potential common share equivalents outstanding, which consisted of restricted stock and deferred shares granted to directors, were anti dilutive. Excluded from the calculations for the years ended December 31, 2013 and 2012 were options and SSARs totaling 24 and 311 which were out-of-the-money and therefore anti-dilutive. Also excluded from the calculations were shares related to the Company’s 5.75% Notes which were anti-dilutive for the twelve month periods ended December 31, 2013 and 2012 and shares related to the Company’s 6.25%

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

13.	EARNINGS PER SHARE (Continued)

Notes which were anti-dilutive for the twelve month periods ended December 31, 2014 and 2012. However, for the twelve months ended December 31, 2013, the 6.25% Notes are included in diluted earnings per share. The Company uses the “if converted” method in calculating the diluted earnings per share effect of the assumed conversion of the contingently convertible debt. Under the “if converted” method, the after tax effect of interest expense related to the convertible securities is added back to net income and the convertible debt is assumed to have been converted into common stock at the earlier of the debt issuance date or the beginning of the period.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Net (loss) income applicable to common shares	$(2,780)	$158,471	$17,409
Tax-effected interest expense attributable to convertible notes	—	5,813	—

Net (loss) income assuming dilution	$(2,780)	$164,284	$17,409

Weighted average common shares outstanding:
Basic shares	49,334	47,092	45,553
Effect of stock-based compensation	—	530	325
Effect of 6.25% convertible notes	—	11,485	—

Diluted shares	49,334	59,107	45,878

(Loss) earnings per share:
Basic	$(0.06)	$3.37	$0.38

Diluted	$(0.06)	$2.78	$0.38

14.	INCOME TAXES

The income tax provision for the years ended December 31, 2014, 2013 and 2012 was comprised of the following charges:

	2014	2013	2012
Current:
Federal income tax	$(217)	$—	$—
State income tax	(43)	—	(12)

Total current expense	(260)	—	(12)

Deferred:
Federal income tax	1,620	(43,301)	(7,222)
State income tax	427	(14,969)	(2,149)
Change in valuation allowance	—	1,900	3,600

Total deferred benefit (expense)	2,047	(56,370)	(5,771)

Total income tax benefit (expense)	$1,787	$(56,370)	$(5,783)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

14.	INCOME TAXES (Continued)

The following table provides a reconciliation of the federal statutory tax at 35% to the recorded tax (expense) benefit for the years ended December 31, 2014, 2013 and 2012, respectively:

	2014	2013	2012
Computed federal income taxes at the statutory rate	$1,598	$(75,194)	$(8,117)
Benefit (expense) in tax resulting from:
State income taxes (net of federal benefit)	278	(13,104)	(864)
Other	(58)	178	167
Stock-based compensation	(31)	(44)	(35)
Valuation allowance	—	1,900	3,066
Crest examination settlement	—	29,894	—

Total income tax benefit (expense)	$1,787	$(56,370)	$(5,783)

The Company accounts for income taxes under the asset-liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided when it is “more likely than not” that the benefits of existing deferred tax assets will not be realized in a future period. It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013, respectively, are as follows:

	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$94,435	$88,963
Reserves and accruals	8,158	11,190
Intangibles and goodwill	6,694	6,623
Fair value on interest rate swaps	1,055	2,353
Pension liability	2,304	1,738
Allowance for doubtful accounts	1,164	2,545
Alternative minimum tax carry forward	5,308	5,069
Other	1,032	1,255

Total deferred tax assets	120,150	119,736
Valuation allowance	—	—

Deferred tax assets after valuation allowance	120,150	119,736

Deferred tax liabilities:
Debt issuance costs	(2,596)	(3,376)
Property, plant and equipment	(23,999)	(21,631)
AWN Investment	(70,577)	(73,478)

Total deferred tax liabilities	(97,172)	(98,485)

Net deferred tax assets	$22,978	$21,251

Deferred assets and liabilities are recorded as follows:

	2014	2013
Current deferred tax assets	$104,245	$7,144
Non-current deferred tax assets	—	14,107
Non-current deferred tax liabilities	(81,267)	—

Net deferred tax assets	$22,978	$21,251

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

14.	INCOME TAXES (Continued)

As of December 31, 2014, current deferred tax assets include $94,733 which represent federal and state net operating loss carryforwards and state alternative minimum tax credit carryforwards which are expected to reverse during the year ended December 31, 2015 as a result of the sale of the Company’s wireless business operations. In addition, non-current deferred tax liabilities related to the Company’s AWN Investment are expected to reverse during the year ended December 31, 2015.

As of December 31, 2014, the Company has available federal and state alternative minimum tax credits of $5,013 and $454, respectively, which have no expiration dates. As of December 31, 2014, the Company has unused acquired and generated federal and state net operating loss carry forwards of $233,496 and $208,481, respectively, which have various expiration dates beginning in 2019 through 2033.

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

The Company files either consolidated income tax returns or tax returns of certain subsidiaries in many state jurisdictions. As of December 31, 2014, the Company is not under examination by any income tax jurisdiction. The Company is no longer subject to examination for years prior to 2011.

The Company accounts for income tax uncertainties using a threshold of “more-likely-than-not” in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”). As of December 31, 2014, the Company has reviewed all of its tax filings and positions taken on its returns and has not identified any material current or future effect on its consolidated results of operations, cash flows or financial position. As such, the Company has not recorded any tax, penalties or interest on tax uncertainties. It is Company policy to record any interest on tax uncertainties as a component of income tax expense.

15.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, ACS, through the Compensation and Personnel Committee of its Board of Directors, may grant stock options, restricted stock, stock appreciation rights and other awards to officers, employees, consultants, and non-employee directors. Upon the effective date of the Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan (“2011 Incentive Award Plan”), the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan and the ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan, (together the “Prior Plans”) were retired. All future awards will be granted from the 2011 Incentive Award Plan. The Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan (“2012 ESPP”) was approved by the Company’s shareholders in June 2012 and the ACS 1999 Employee Stock Purchase Plan (“1999 ESPP”) was retired on June 30, 2012. References to “stock incentive plans” include, as applicable, the 2011 Incentive Award Plan, the 2012 ESPP, the 1999 ESPP and the Prior Plans. An aggregate of 19,210 shares of the Company’s common stock have been authorized for issuance under its stock incentive plans.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

15.	STOCK INCENTIVE PLANS (Continued)

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

Stock-Settled Stock Appreciation Rights and Stock Options (SSARs)

SSARs were issued to certain former named executive officers in 2008 and 2009. The SSARs vested ratably through April 2011 and had a term of five years. All SSARs have fully vested and have been exercised or expired as of December 2013. No SSARs have been issued since 2009 and no stock options have been granted to employees since 2005. There were no proceeds from the exercise of stock options for the year ended December 31, 2014. All of the existing SSARs at December 31, 2013 expired in 2014 and the Company has no remaining SSARs outstanding as of December 31, 2014.

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

The following table summarizes the RSU, LTIP and non-employee director stock compensation activity for the year ended December 31, 2014:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2013	946	$3.58
Granted	1,045	1.86
Vested	(689)	3.36
Canceled or expired	(3)	7.42

Nonvested at December 31, 2014	1,299	$2.30

Performance Based Units

PSUs vest ratably over three years beginning at the grant date, subject to certain Company financial targets being met and approval of the Compensation and Personnel Committee of the Board of Directors.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

15.	STOCK INCENTIVE PLANS (Continued)

The following table summarizes PSU activity for the year ended December 31, 2014:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2013	1,184	$2.94
Granted	202	1.89
Vested	(498)	2.14
Canceled or expired	(98)	1.77

Nonvested at December 31, 2014	790	$3.32

Valuation Assumptions

Assumptions used for valuation of equity instruments awarded during the twelve months ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Restricted stock:
Risk free rate	0.0% - 0.23%	0.03% - 0.18%	0.18% - 0.42%
Quarterly dividend	$—	$—	$0.00 - 0.05
Expected, per annum, forfeiture rate	9%	0% - 9%	9%

Selected Information on Equity Instruments and Share-Based Compensation

Selected information on equity instruments and share-based compensation under the plan for the years ended December 31, 2014, 2013 and 2012 follows:

	Years Ended
	December 31,
	2014	2013	2012
Total compensation cost for share-based payments	$2,511	$2,860	$3,550
Weighted average grant-date fair value of equity instruments granted	$1.87	$1.77	$2.65
Total fair value of shares vested during the period	$2,935	$5,011	$2,608
Total intrinsic value of options exercised	$—	$—	$—
Unamortized share-based payments	$1,392	$1,748	$1,958
Weighted average period in years to be recognized as expense	1.45	1.75	1.23

The Company purchases from shares authorized under the 2011 Incentive Award Plan, sufficient vested shares to cover employee payroll tax withholding requirements upon the vesting of restricted stock. From time to time the Company also purchases sufficient vested shares to cover employee payroll tax withholding requirements at the aggregate exercise price upon exercise of options. The Company expects to repurchase approximately 247 shares in 2015. This amount is based upon an estimation of the number of shares of restricted stock awards expected to vest and options expected to be exercised during 2015.

Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan

The Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan was approved by the Company’s shareholders in June 2012 and replaced the Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan, as amended. The 2012 ESPP will terminate upon the earlier of (i) the last exercise date prior to the tenth anniversary of the adoption date, unless sooner terminated in accordance with the 2012 ESPP; or (ii) the date on which all purchase rights are exercised in connection with a change in ownership of the Company. The terms of the 2012 ESPP are similar to those of the 1999 ESPP. Under the

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

15.	STOCK INCENTIVE PLANS (Continued)

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

16.	BUSINESS SEGMENTS

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

16.	BUSINESS SEGMENTS (Continued)

The following table presents service and product revenues from external customers for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Service Revenue:
Business and wholesale customers
Voice	$22,499	$22,947	$23,842
Broadband	43,783	40,027	33,972
IT Services	3,492	—	—
Other	7,104	7,659	7,385
Wholesale	33,043	30,047	33,393

Business and wholesale service revenue	109,921	100,680	98,592

Consumer customers
Voice	14,932	16,818	18,968
Broadband	24,841	22,108	18,398
Other	1,563	1,739	1,386

Consumer service revenue	41,336	40,665	38,752

Total Service Revenue	151,257	141,345	137,344

Growth in Service Revenue	7.0%	2.9%
Growth in Broadband Service Revenue	10.4%	18.6%

Other Revenue:
Equipment sales	5,321	2,083	3,021
Access	35,323	37,033	40,250
High cost support	23,192	18,776	20,223

Total Service and Other Revenue	215,093	199,237	200,838
Growth in Service and Other Revenue	8.0%	-0.8%
Growth excluding Equipment sales	6.4%	-0.3%

Wireless Revenue:
Business and consumer retail service revenue	65,504	71,197	73,845
Equipment sales	6,178	4,847	6,015
Other	5,302	5,049	4,281

AWN Related:
Foreign roaming	—	40,029	55,105
Wireless backhaul	70	6,035	6,897
CETC	19,565	21,019	20,733
Amortization of deferred AWN capacity revenue	3,151	1,511	—

Total AWN Related	22,786	68,594	82,735

Total Wireless and AWN Related Revenue	99,770	149,687	166,876

Total Revenue	$314,863	$348,924	$367,714

The Company’s revenues are derived entirely from external customers in the United States and its long-lived assets are held entirely in the United States.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2014, 2013 and 2012

(In Thousands, Except Per Share Amounts)

17.	SUBSEQUENT EVENT

On February 2, 2015, the Company completed the sale of its one-third interest in AWN and substantially all the assets related to the wireless operations of ACS, including its retail subscribers to GCI for total consideration of $300,000, subject to certain adjustments, pursuant to the Purchase and Sale Agreement dated December 4, 2014. See Note 2 – “Sale of Wireless Operations” for a summary of the transaction.

Simultaneously with the transaction above, on February 2, 2015, the Company amended its 2010 Senior Secured Credit Facility resulting in a principal repayment of $240,472. See Note 2 – “Sale of Wireless Operations” and Note 10 – “Long-term Obligations” for further information on the amendment.

18.	COMMITMENTS AND CONTINGENCIES

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

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded an estimated liability for litigation costs of $586 at December 31, 2014 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

19.	SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Quarterly Financial Data
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2014
Operating revenues	$78,331	$80,558	$78,465	$77,509	$314,863
Gross profit	33,513	35,757	33,515	31,108	$133,893
Operating income (loss)	8,250	10,726	11,668	(884)	29,760
Net (loss) income	(385)	1,085	1,878	(5,358)	(2,780)
Net (loss) income per share:
Basic	(0.01)	0.02	0.04	(0.11)	(0.06)
Diluted	(0.01)	0.02	0.04	(0.11)	(0.06)

2013
Operating revenues	$91,059	$97,757	$83,841	$76,267	$348,924
Gross profit	55,612	60,553	39,121	30,356	185,642
Operating income	16,142	20,851	219,278	690	256,961
Net income (loss)	3,468	37,694	121,997	(4,688)	158,471
Net income (loss) per share:
Basic	0.08	0.81	2.59	(0.10)	3.37
Diluted	0.07	0.67	2.08	(0.10)	2.78

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

Financial Statements

December 31, 2014 and 2013

(With Report of Independent Registered Public Accounting Firm)

Grant Thornton LLP
1029 W. Third Ave., Suite 280
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Anchorage, AK, 99501

T 907.754.9200
F 907.754.9222
www.GrantThornton.com

Board of Directors and Members

The Alaska Wireless Network, LLC

We have audited the accompanying balance sheets of The Alaska Wireless Network, LLC (a Delaware Limited Liability Company) (the “Company”) as of December 31, 2014 and 2013, and the related statements of income, changes in members’ equity, and cash flows for the year ended December 31, 2014 and for the period from July 23, 2013 through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Alaska Wireless Network, LLC as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended December 31, 2014 and for the period from July 23, 2013 through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Anchorage, Alaska

March 3, 2015

Grant Thornton LLP

U.S. member firm of Grant Thornton International Ltd

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

BALANCE SHEETS

December 31, 2014 and 2013

(Amounts in thousands)

	2014	2013
ASSETS
Current assets:
Cash	$1,371	3,527
Receivables from related parties	124,281	100,549
Receivables from non-related parties, net	12,235	14,225

Total receivables	136,516	114,774
Prepaid expenses	1,126	1,309
Other current assets	224	71

Total current assets	139,237	119,681
Property and equipment in service, net of depreciation	188,752	191,805
Construction in progress	44,614	32,959

Net property and equipment	233,366	224,764

Goodwill	164,312	155,445
Wireless licenses	86,347	91,400
Rights to use capacity, net of amortization of $3,470 and $1,221 at December 31, 2014 and 2013, respectively	44,812	54,185
Future capacity	16,343	15,313
Software licenses, net of amortization of $11,769 and $8,474 at December 31, 2014 and 2013, respectively	8,670	7,877
Other assets	758	929

Total other assets	321,242	325,149

Total assets	$693,845	669,594

(Continued)

The accompanying notes are an integral part of these financial statements.

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

BALANCE SHEETS

December 31, 2014 and 2013

(Amounts in thousands)

(Continued)

	2014	2013
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable to related parties	$67,970	62,155
Accounts payable to non-related parties	20,745	7,862
Deferred revenues	2,314	1,996
Accrued liabilities	218	229

Total current liabilities	91,247	72,242
Line of credit from GCI Holdings, Inc.	2,116	3,874
Asset retirement obligations	15,674	14,792
Other liabilities	3,715	1,904

Total liabilities	112,752	92,812
Commitments and contingencies
Members’ equity	581,093	576,782

Total liabilities and members’ equity	$693,845	669,594

The accompanying notes are an integral part of these financial statements.

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

INCOME STATEMENTS

For the year ended December 31, 2014 and the period July 23, 2013 to December 31, 2013

(Amounts in thousands)

	2014	2013
Revenues:
Related parties	$139,069	71,732
Non-related parties	113,795	47,186

Total revenues	252,864	118,918
Cost of goods sold (exclusive of depreciation and amortization shown separately below):
Related parties	8,103	3,867
Non-related parties	65,518	28,850

Total cost of goods sold	73,621	32,717
Selling, general and administrative expenses:
Related parties	17,224	8,100
Non-related parties	4,410	2,380

Total selling, general and administrative expenses	21,634	10,480
Depreciation and amortization expense	43,837	19,178

Operating income	113,772	56,543
Interest expense to related party (including amortization of deferred loan fees)	368	201

Net income	$113,404	56,342

The accompanying notes are an integral part of these financial statements.

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

STATEMENTS OF MEMBERS’ EQUITY

For the year ended December 31, 2014 and the period July 23, 2013 to December 31, 2013

(Amounts in thousands)

	Members’ Capital Accounts	Allocable Earnings	Total
Balances at July 23, 2013	$—	—	—
Net income	—	56,342	56,342
Contributions from members	574,418	—	574,418
Distributions to members	—	(53,978)	(53,978)
Allocation to members of income in excess of distributions	2,364	(2,364)	—

Balances at December 31, 2013	$576,782	—	576,782

Net income	—	113,404	113,404
Distributions to members	—	(106,962)	(106,962)
Allocation to members of income in excess of distributions	6,442	(6,442)	—
Final valuation contribution adjustment	(2,131)	—	(2,131)

Balances at December 31, 2014	$581,093	—	581,093

The accompanying notes are an integral part of these financial statements.

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

STATEMENTS OF CASH FLOWS

For the year ended December 31, 2014 and the period July 23, 2013 to December 31, 2013

(Amounts in thousands)

	2014	2013
Cash flows from operating activities:
Net income	$113,404	56,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	43,837	19,178
Other noncash income and expense items	1,299	425
Changes in operating assets and liabilities, net of amounts acquired:
Receivables from non-related parties	1,492	(14,225)
Receivables from related parties	(39,218)	(57,335)
Prepaid expenses	183	(1,309)
Other current assets	(142)	(71)
Other assets	25	95
Accounts payable to non-related parties	(3,400)	5,989
Accounts payable to related parties	1,307	26,060
Accrued liabilities	(11)	229
Deferred revenues	100	1,996
Other liabilities	1,792	1,192

Net cash provided by operating activities	120,668	38,566
Cash flows from investing activities:
Purchases of property and equipment	(30,198)	(18,533)
Purchases of software licenses and other assets	(4,207)	(1,662)
Grant proceeds	716	—

Net cash used by investing activities	(33,689)	(20,195)
Cash flows from financing activities:
Distribution to members	(86,968)	(17,844)
Payments to GCI Holdings, Inc. on line of credit	(14,167)	—
Borrowings from GCI Holdings, Inc. on line of credit	12,000	3,000

Net cash used by financing activities	(89,135)	(14,844)

Net increase (decrease) in cash	(2,156)	3,527
Cash at beginning of period	3,527	—

Cash at end of period	$1,371	3,527

Supplemental cash flow data:
Interest paid including capitalized interest	$534	—
Non-cash investing and financing activities:
Net assets and liabilities transferred from members	$—	574,418
Asset retirement obligation additions to property and equipment	$168	116
Non-cash additions of property and equipment	$18,156	1,873
Distributions accrued, not yet paid	$40,642	36,134
Non-cash settlement of receivables from and payables to related parties	$15,486	—
Net assets adjusted due to AWN purchase price allocation true-up	$2,131	—

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

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

NOTES TO FINANCIAL STATEMENTS

The following table summarizes the final purchase price and the estimated fair value of ACS’s assets acquired and liabilities assumed, effective July 23, 2013 (amounts in thousands):

	Previously Reported	Adjustments	Final Purchase Price Allocation
Purchase price:
Cash consideration paid	$100,000	—	100,000
Fair value of the one-third ownership interest of AWN	267,642	(2,131)	265,511

Total purchase price	$367,642	(2,131)	365,511

Assets acquired and liabilities assumed:
Acquired assets
Current assets	$16,952	11	16,963
Property and equipment, including construction in progress	82,473	138	82,611
Goodwill	140,081	8,867	148,948
Wireless licenses	65,433	(5,053)	60,380
Rights to use capacity	52,636	(7,298)	45,338
Future capacity	15,313	1,204	16,517
Other assets	765	—	765
Fair value of liabilities assumed	(6,011)	—	(6,011)

Total fair value of assets acquired and liabilities assumed	$367,642	(2,131)	365,511

We modified the initial preliminary AWN purchase price allocation during 2014 as noted in the table above due to additional information received from ACS related to the allocation of ACS’ network contributed to AWN that impacted the estimated fair value.

As of December 31, 2014, goodwill in the amount of $164.3 million was recorded as a result of the acquisition including $15.4 million in goodwill contributed by GCI. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is primarily the result of synergies expected from the combination.

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

Property and equipment is stated at cost. Construction costs of facilities are capitalized. Construction in progress represents transmission equipment and support equipment and systems not placed in service on December 31, 2014, that management intends to place in service during 2015.

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

We completed our annual review of wireless license assets and goodwill as of October 31, 2014 and 2013. No impairment charge was recorded for the year ended December 31, 2014 and the period July 23, 2013 to December 31, 2013.

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

The majority of our asset retirement obligations are the estimated cost to remove telephony transmission equipment and support equipment from leased property. Following is a reconciliation of the beginning and ending aggregate carrying amounts of our liability for asset retirement obligations (amounts in thousands):

Balance at July 23, 2013	$14,408
Liability incurred	116
Accretion expense	270
Liability settled	(2)

Balance at December 31, 2013	14,792
Liability incurred	168
Accretion expense	733
Liability settled	(19)

Balance at December 31 2014	$15,674

During year ended December 31, 2014 and the period July 23, 2013 to December 31, 2013, we recorded additional capitalized costs of $0.2 million and $0.1 million, respectively in Property and Equipment in Service, Net of Depreciation.

(h)	Revenue Recognition

All revenues are recognized when the earnings process is complete. If requested by GCI and ACS, we pay cash incentives to them when wireless handsets are sold to their respective retail customers. During the period July 23, 2013 to March 31, 2014, and in accordance with the Facilities and Network Use Agreement dated as of July 22, 2013 by and among AWN, ACS, GCI, ACS Wireless, Inc., and GCI Wireless Holdings, LLC (“FNUA”), GCI waived the right to request a cash incentive for wireless handsets sold to their retail customers. During the year ended December 31, 2014 and the period July 23, 2013 to December 2013, we recorded incentives of $26.4 million and $6.4 million, respectively, as an offset to Revenues—Related Parties.

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

Additionally, the FCC determined that Remote support will continue to be based on line counts (subject to the Statewide Support Cap) until the last full month prior to the implementation of a successor funding mechanism. A further rulemaking to consider successor funding mechanisms is underway.

Urban High Cost Support

The High Cost Order mandated that Urban high cost support payments were frozen at the monthly average of the subject CETC’s 2011 annual support and are not dependent upon line counts. A 20% annual phase down commenced July 1, 2012. The phase down has been capped at 60% and the subject CETCs will continue to receive annual support payments at the 60% level until a successor funding mechanism is implemented. A further rulemaking to consider successor funding mechanisms is underway and once a new funding mechanism is in place, the phase down should restart the annual 20% decrease until no support is paid.

We apply the proportional performance revenue recognition method to account for the impact of the declining payments while our level of service provided and associated costs remain constant. Included in the calculation are the scheduled Urban high cost support payments from October 2011 through July 2017. An equal amount of this result is recognized as Urban support revenue each period.

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

We recorded high cost support revenue under the USF program of $53.9 million and $23.9 million for the year ended December 31, 2014 and the period July 23, 2013 to December 31, 2013, respectively. At December 31, 2014, we have $42.1 million in high cost support accounts receivable.

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

Total comprehensive income was equal to net income during the year ended December 31, 2014 and the period from July 23, 2013 to December 31, 2013.

(k)	Interest Expense

Material interest costs incurred during the construction period of capital projects are capitalized. Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. We capitalized interest costs of $197,000 and $49,000 during the year ended December 31, 2014 and the period July 23, 2013 to December 31, 2013, respectively.

(l)	Income Taxes

We are organized as a limited liability corporation; therefore, all items of income, deduction, gain and loss pass through to our members. Accordingly, no provision for current or deferred income taxes has been made in the financial statements.

We account for uncertain tax positions under the provisions of ASC 740, Income Taxes, which requires us to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We had no unrecognized tax benefits, penalties, or interest as of December 31, 2014 and 2013. The tax years 2014 and 2013 remain open to examination by major taxing jurisdictions to which we are subject.

(m)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the allowance for doubtful receivables, unbilled revenues, accrual of the USF high cost Remote area program support, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill and wireless licenses, purchase price allocations, deferred lease expense, asset retirement obligations, the accrual of cost of goods sold (exclusive of depreciation and amortization expense), depreciation and the accrual of contingencies and litigation. Actual results could differ from those estimates.

(n)	Concentrations of Risk

Financial instruments that potentially subject us to concentrations of risk are primarily cash and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments. At December 31, 2014, substantially all of our cash were invested in short-term liquid money instruments. At December 31, 2014 and 2013 cash balances were in excess of Federal Deposit Insurance Corporation insured limits.

We have the following major customers:

Customer	Percent of Total Revenues
Verizon	31%
GCI	33%
ACS	22%

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

(p)	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact of the provisions of this new standard on our financial position and results of operations.

(2)	Net Property and Equipment in Service

Net property and equipment in service consists of the following at December 31, 2014 and 2013 (amounts in thousands):

	2014	2013
Land and buildings	$544	521
Telephony transmission equipment and distribution facilities	290,083	255,991
Support equipment and systems	8,051	7,060

	298,678	263,572
Less accumulated depreciation	109,926	71,767

Net property and equipment in service	$188,752	191,805

GCI and ACS contributed wireless facilities that may be redundant; therefore, we expect to complete an analysis of our wireless facilities to rationalize our combined network and have recorded a $7.6 million reserve against our telephony transmission equipment and distribution facilities.

(3)	Intangible Assets and Goodwill

As of October 31, 2014, wireless licenses and goodwill were tested for impairment and the fair values were greater than the carrying amounts; therefore, these intangible assets were determined not to be impaired at December 31, 2014. The remaining useful lives of our wireless licenses and goodwill were evaluated as of October 31, 2014, and events and circumstances continue to support an indefinite useful life.

There are no indicators of impairment of our rights to use capacity asset or software licenses as of December 31, 2014.

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

NOTES TO FINANCIAL STATEMENTS

Changes in intangible assets are as follows (amounts in thousands):

	Goodwill	Software Licenses	Rights to Use	Future Capacity
Balances at July 23, 2013	$—	—	—	—
Additions from AWN acquisition	155,445	7,464	55,406	15,313
Asset additions	—	1,708	—	—
Less amortization expense	—	(1,295)	(1,221)	—

Balances at December 31, 2013	$155,445	7,877	54,185	15,313
Purchase price adjustment	8,867	—	(7,298)	1,204
Capacity placed in service	—	—	174	(174)
Asset additions	—	4,207	—	—
Less amortization expense	—	(3,414)	(2,249)	—

Balances at December 31, 2014	$164,312	8,670	44,812	16,343

Amortization expense for our rights to use capacity asset and software licenses for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2015	$5,576
2016	4,695
2017	3,507
2018	3,012
2019	2,668

(4)	Long-Term Debt

We have a $50.0 million line of credit from GCI Holdings, Inc., a wholly owned subsidiary of GCI, with an outstanding balance of $2.1 million and $3.9 million at December 31, 2014 and 2013, respectively. Outstanding obligations are due starting July 22, 2017 with the full balance due on July 22, 2021. The line of credit bears an interest rate of London Interbank Offered Rate plus the per annum interest rate margin being paid by GCI Holdings, Inc. As of December 31, 2014, the interest rate was 3.0%. Interest on the line of credit increases the outstanding obligation.

Maturities of the line of credit as of December 31, 2014 are as follows (amounts in thousands):

Years ending December 31,
2015	$—
2016	—
2017	265
2018	529
2019	529
2020 and thereafter	793

Total line of credit from GCI Holdings, Inc.	$2,116

(5)	Financial Instruments

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2014 and 2013, the fair values of cash, net receivables, accounts payable, deferred revenues and accrued liabilities approximate their carrying values due to the short-term nature of these financial instruments.

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

NOTES TO FINANCIAL STATEMENTS

Our line of credit of $2.1 million outstanding with GCI Holdings, Inc. is estimated to approximate the carrying value because this instrument is subject to variable interest rates (Level 2).

(6)	Related Party Transactions

We have significant transactions with our two members, GCI and ACS. We provide wholesale services to GCI and ACS who use our network to sell services to their respective retail customers, receive from GCI and ACS their high cost support from USF and provide cash incentives, when requested, to GCI and ACS when wireless handsets are sold to their respective retail customers. During the period July 23, 2013 to March 31, 2014, and in accordance with the FNUA, GCI waived the right to request a cash incentive for wireless handsets sold to their retail customers. We share with GCI certain capacity provided by third party vendors for which we reimburse GCI and receive services from GCI. The following table summarizes the amounts received from and paid to related parties for the year ended December 31, 2014 and the period July 23, 2013 to December 31, 2013 including amounts reimbursed by AWN to its members for services rendered by third parties, and the amounts receivable from and payable to related parties as of December 31, 2014 and 2013 (amounts in thousands):

	2014		2013
	GCI	ACS	GCI	ACS
Paid to	$52,517	53,427	$16,195	19,795
Received in payments	28,099	48,387	8,817	21,167
Payable to	61,684	6,286	51,756	10,399
Receivable from	97,064	27,217	72,782	27,767

(7)	Member’s Equity

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

Operating Leases

We primarily lease land for cell towers, space on cell towers, and urban rooftop space for cell sites. Many of our leases are for multiple years and contain renewal options. Rental costs under such arrangements amounted to $7.4 million and $2.9 million for the year ended December 31, 2014 and the period July 23, 2013 to December 31, 2013, respectively.

The Alaska Wireless Network, LLC

(A Majority Owned Subsidiary of GCI Wireless Holdings, LLC)

NOTES TO FINANCIAL STATEMENTS

A summary of future minimum lease payments follows (amounts in thousands):

Years ending December 31:	Operating
2015	$4,897
2016	4,214
2017	3,373
2018	2,664
2019	1,973
2020 and thereafter	21,038

Total minimum lease payments	$38,159

The leases generally provide that we pay the taxes related to the leased assets. Several of our leases include renewal options, escalation clauses and immaterial amounts of contingent rent expense. We expect that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

(9)	Subsequent Events

On February 2, 2015, GCI purchased ACS Wireless’ interest in AWN and substantially all the assets of ACS and its affiliates related to ACS’s wireless business (the “Acquired Assets”) for a cash payment of $293.2 million. The Acquired Assets included all of ACS Wireless’ equity interest in AWN, substantially all of ACS’s wireless subscriber assets, including subscriber contracts, and certain of ACS’s CDMA network assets, including fiber strands and associated cell site electronics and microwave facilities and associated electronics. GCI did not acquire certain excluded assets specified in the agreement. GCI assumed from ACS post-closing liabilities of ACS and its affiliates under contracts assumed by GCI and liabilities with respect to the ownership by ACS Wireless of its equity interest in AWN to the extent accruing and related to the period after closing. All other liabilities were retained by ACS and its affiliates.

For the current reporting period, subsequent events were evaluated through March 3, 2015, which represents the date the financial statements were available to be issued.