Form 10-K/A
period 2014-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2015-03-18
CIK 1089511

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

Documents

Incorporated by Reference

Information required by Part II (Item 5) and Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2014.

Table of Contents

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

TABLE OF CONTENTS

Explanatory Note

Alaska Communications Systems Group, Inc. is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 16, 2015 (the “Original Filing”) to correct an administrative error in the content of Exhibit 23.2 “Consent of Independent Registered Public Accounting Firm.” The error appears in the list of Forms S-8 in the Original Filing. The original filings included two Forms S-8 (File No. 333-181660 and File No. 333-175179). Grant Thornton LLP’s consent included three Forms S-8 (File No. 333-199923, File No. 333-181660 and File No. 333-175179). This amendment also corrects certain dates in the cover page and the header to the table of contents with the corrected dates being shown above in underlined text.

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

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our report dated March 3, 2015 with respect to the financial statements of The Alaska Wireless Network, LLC, included in the Annual Report of Alaska Communications Systems Group, Inc. on Form 10-K for the year ended December 31, 2014. We hereby consent to the incorporation by reference of the said report in the Registration Statements of Alaska Communications Systems Group, Inc. on Forms S-8 (File No. 333-199923, File No. 333-181660 and File No. 333-175179).

/s/ GRANT THORNTON LLP

Seattle, Washington

March 13, 2015

Index to Exhibits

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

Date: March 17, 2015	Alaska Communications Systems Group, Inc.

By:	/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer