Form 10-Q
period 2015-03-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2015-05-08
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 20, 2015, there were outstanding 50,238,893 shares of Common Stock, $.01 par value, of the registrant.

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.INS
Exhibit 101.SCH
Exhibit 101.CAL
Exhibit 101.DEF
Exhibit 101.LAB
Exhibit 101.PRE

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$57,827	$31,709
Restricted cash	9,467	467
Accounts receivable, net	28,552	30,900
Materials and supplies	4,687	4,321
Prepayments and other current assets	7,939	6,575
Deferred income taxes	13,071	104,245
Current assets held-for-sale	—	9,565

Total current assets	121,543	187,782
Property, plant and equipment	1,321,745	1,333,134
Less: accumulated depreciation and amortization	969,549	976,401

Property, plant and equipment, net	352,196	356,733

Debt issuance costs	2,212	4,469
Deferred income taxes	12,157	—
Equity method investments	—	252,067
Non-current assets held-for-sale	2,523	14,664
Other assets	253	301

Total assets	$490,884	$816,016

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$4,384	$15,521
Accounts payable, accrued and other current liabilities, non-affiliates	75,873	54,373
Accounts payable, accrued and other current liabilities, affiliates, net	—	4,853
Advance billings and customer deposits	4,672	4,490
Current liabilities held-for-sale	299	18,728

Total current liabilities	85,228	97,965

Long-term obligations, net of current portion	188,358	418,447
Deferred income taxes	—	81,267
Other long-term liabilities	22,739	24,370
Non-current liabilities held-for-sale	2,050	2,107
Deferred GCI/AWN capacity revenue, net of current portion	38,893	56,734

Total liabilities	337,268	680,890

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized; 50,236 issued and outstanding at March 31, 2015; 49,660 issued and outstanding at December 31, 2014	503	497
Additional paid in capital	155,190	154,368
Accumulated earnings (deficit)	1,629	(14,588)
Accumulated other comprehensive loss	(3,706)	(5,151)

Total stockholders’ equity	153,616	135,126

Total liabilities and stockholders’ equity	$490,884	$816,016

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended March 31,
	2015	2014
Operating revenues:
Operating revenues, non-affiliates	$65,211	$76,545
Operating revenues, affiliates	575	1,786

Total operating revenues	65,786	78,331
Operating expenses:
Cost of services and sales, non-affiliates	26,305	30,058
Cost of services and sales, affiliates	4,961	14,760
Selling, general and administrative	27,984	24,595
Depreciation and amortization	8,941	8,790
(Gain) loss on disposal of assets, net	(38,662)	401
Earnings from equity method investments	(3,056)	(8,523)

Total operating expenses	26,473	70,081

Operating income	39,313	8,250
Other income and expense:
Interest expense	(10,047)	(8,857)
Interest income	25	8

Total other income and expense	(10,022)	(8,849)

Income (loss) before income tax (expense) benefit	29,291	(599)
Income tax (expense) benefit	(13,074)	214

Net income (loss)	16,217	(385)

Other comprehensive income:
Minimum pension liability adjustment	21	20
Income tax effect	(9)	(9)
Amortization of defined benefit plan loss	273	184
Income tax effect	(112)	(76)
Interest rate swap marked to fair value	199	485
Income tax effect	(81)	(199)
Reclassification of loss on ineffective hedge	1,960	607
Income tax effect	(806)	(249)

Total other comprehensive income	1,445	763

Total comprehensive income	$17,662	$378

Net income (loss) per share:
Basic and diluted	$0.32	$(0.01)

Weighted average shares outstanding:
Basic	49,916	48,913

Diluted	50,695	48,913

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

Three Months Ended March 31, 2015

(Unaudited, In Thousands Except Per Share Amounts)

	Shares	Common Stock	Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Stockholders’ Equity
Balance, December 31, 2014	49,660	$497	$154,368	$(14,588)	$(5,151)	$135,126
Total comprehensive income	—	—	—	16,217	1,445	17,662
Stock compensation	—	—	484	—	—	484
Excess tax benefit from share-based payments	—	—	743	—	—	743
Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(399)	—	—	(399)
Issuance of common stock, pursuant to stock plans, $.01 par	576	6	(6)	—	—	—

Balance, March 31, 2015	50,236	$503	$155,190	$1,629	$(3,706)	$153,616

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$16,217	$(385)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,941	8,790
Loss on disposal of assets, net	1,057	401
Gain on wireless sale	(39,719)	—
Unrealized gain on ineffective hedge	(267)	—
Amortization of debt issuance costs and debt discount	3,681	1,398
Amortization of ineffective hedge	1,960	607
Amortization of GCI/AWN deferred capacity revenue	(615)	(841)
Stock-based compensation	484	653
Deferred income tax benefit	(2,515)	(227)
Provision for uncollectible accounts	1,523	565
Cash distribution from equity method investments	3,056	8,523
Earnings from equity method investments	(3,056)	(8,523)
Other non-cash expense (income), net	270	(3)
Income taxes payable	13,612	—
Changes in operating assets and liabilities	(2,505)	2,868

Net cash provided by operating activities	2,124	13,826

Cash Flows from Investing Activities:
Capital expenditures	(5,900)	(7,164)
Capitalized interest	(491)	(738)
Change in unsettled capital expenditures	(4,443)	(7,186)
Cash received in acquisition of business	—	68
Proceeds on wireless sale	276,388	—
Return of capital from equity investment	1,875	4,010

Net cash provided (used) by investing activities	267,429	(11,010)

Cash Flows from Financing Activities:
Repayments of long-term debt	(241,718)	(13,354)
Debt issuance costs	(1,027)	—
Cash paid in acquisition of business	(291)	—
Payment of withholding taxes on stock-based compensation	(399)	(581)

Net cash used by financing activities	(243,435)	(13,935)

Change in cash and cash equivalents	26,118	(11,119)
Cash and cash equivalents, beginning of period	31,709	43,039

Cash and cash equivalents, end of period	$57,827	$31,920

Supplemental Cash Flow Data:
Interest paid	$3,384	$6,562
Income taxes paid	$1,977	$13
Supplemental Non-cash Transactions:
Property acquired under capital leases	$20	$44
Additions to ARO asset	$3	$214
Accrued acquisition purchase price	$(291)	$1,086
Contingent sale proceeds held in escrow	$9,000	$—
Net change in restricted cash	$(9,000)	$—

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Alaska Communications Systems Group, Inc. (“we”, “our”, “us”, the “Company” and “ACS”), a Delaware corporation, through its operating subsidiaries, provides broadband telecommunication and Managed information technology (“IT Managed”) services to customers in the State of Alaska and beyond using its telecommunications network.

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position, comprehensive income and cash flows of Alaska Communications Systems Group, Inc. and the following wholly owned subsidiaries:

• Alaska Communications Systems	• Crest Communications Corporation (“Crest”)
• Holdings, Inc. (“ACS Holdings”)	• WCI Cable, Inc.
• ACS of Alaska, LLC (“ACSAK”)	• WCIC Hillsboro, LLC
• ACS of the Northland, LLC (“ACSN”)	• Alaska Northstar Communications, LLC
• ACS of Fairbanks, LLC (“ACSF”)	• WCI Lightpoint, LLC
• ACS of Anchorage, LLC (“ACSA”)	• Worldnet Communications, Inc.
• ACS Wireless, Inc. (“ACSW”)	• Alaska Fiber Star, LLC
• ACS Long Distance, LLC (“ACSLD”)	• TekMate, LLC
• ACS Internet, LLC (“ACSI”)
• ACS Messaging, Inc. (“ACSM”)
• ACS Cable Systems, LLC (“ACSC”)

In addition to the wholly-owned subsidiaries, the Company owned a one-third interest in the Alaska Wireless Network, LLC (“AWN”) which is represented in the Company’s condensed consolidated financial statements as an equity method investment through February 1, 2015. On February 2, 2015, the Company sold this one-third interest in connection with the sale of its wireless operations. See Note 2 “Sale of Wireless Operations” for additional information.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income and cash flows for all periods presented. Comprehensive income for the three months ended March 31, 2015, is not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2014 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes, including estimates of probable losses and expenses. Actual results could differ materially from those estimates.

Recently Issued Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, “Consolidation (Topic 810), Amendments to the Consolidation Analysis (“ASU 2015-02”). This update amends the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities; (ii) eliminates the presumption that a general partner should consolidate a limited partnership; (iii) affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships; and (iv) provides a scope exception from the consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The provisions of ASU 2015-02 are effective for quarterly and annual reporting periods beginning after December 15, 2015. The Company is evaluating the effect that ASU 2015-02 will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. The provisions of ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The guidance in this ASU is to be applied on a retrospective basis. Early adoption is permitted. The Company is evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures.

2.	SALE OF WIRELESS OPERATIONS

On December 4, 2014, the Company entered into a Purchase and Sale Agreement (the “Agreement”) to sell to General Communication, Inc (“GCI”), ACSW’s interest in AWN and substantially all the assets and subscribers related to the wireless business of ACS and its affiliates, as described below (the “Wireless Sale”).

Pursuant to the Agreement, ACS agreed to sell to GCI its interest in AWN and substantially all the assets and subscriber contracts of ACS and its affiliates related to ACS’s wireless business (the “Acquired Assets”) for a cash payment of $300,000, which amount was subject to adjustment for certain working capital assets and liabilities as well as minimum subscriber levels and preferred distributions.

The transaction was completed on February 2, 2015. After adjustments for certain working capital assets and liabilities, minimum subscriber levels and preferred distributions totaling $14,612, and $9,000 of cash held in escrow pending resolution of potential additional purchase price adjustments (not reflected in the recognized gain), cash proceeds on the sale were $276,388, of which $240,472 was utilized to pay down our 2010 Senior Secured Credit Facility (“Senior Credit Facility”). This adjustment process is subject to a review and approval process and may ultimately be trued up within 90 days of the sale. GCI is disputing certain of the adjustments discussed above. Resolution of these potential adjustments is not expected to have a material effect on our financial statements. The Company recorded a gain before income tax of $39,719 in the three month period ended March 31, 2015.

The following table provides the calculation of the gain:

Consideration received:
Cash	$35,916
Cash held in escrow	9,000
Principal payment on Senior Credit Facility	240,472

Total consideration received	285,388
Carrying value of assets and liabilities sold:
Equity investment in AWN	250,192
Assets and liabilities, net	13,862
Net change in deferred capacity revenue	(18,385)

Total carrying value of assets and liabilities sold	245,669

Gain on disposal of assets	$39,719

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

2.	SALE OF WIRELESS OPERATIONS (Continued)

The Acquired Assets included, without limitation, all the equity interests of AWN owned or held by ACSW, substantially all of ACS’s wireless subscriber assets, including subscriber contracts, and certain network assets at predetermined demarcation points to the cell site locations, including certain fiber strands and associated cell site electronics and microwave facilities and associated electronics. This transaction also includes a capacity agreement with GCI that is similar to the capacity agreement provided in the July 23, 2013 transaction with AWN, whereby ACS provides certain capacity from the predetermined demarcation points to a central switch location and, if required, to points outside of Alaska. GCI did not acquire certain “Excluded Assets”, which included, without limitation, cash, certain inventory, all rights and assets (other than drop circuits) primarily used to provide wireline services and any right or asset used by ACS or any of its affiliates to provide local exchange services under the Communications Act of 1934, as amended. GCI assumed from ACS post-closing liabilities of ACS and its affiliates under contracts assumed by GCI and liabilities with respect to the ownership by ACSW of its equity interest in AWN to the extent accruing and related to the period after closing. All other liabilities were retained by ACS and its affiliates.

The two companies agreed upon a service transition plan in which ACS continued to provide certain retail and back office services to its previous wireless customers for an interim period, which was completed on April 17, 2015. This arrangement did not cover the costs of providing the service. As of March 31, 2015, the fair value of these services was $4,050, which exceeded the consideration received for this service by approximately $710. This estimated loss was reflected in the calculation of our gain on the sale.

In addition to the major elements discussed above, ACS and its controlled affiliates are restricted from operating a wireless network or providing wireless products or services in Alaska for a period of four years after closing, except for: (a) fixed wireless replacement, (b) WiFi, (c) wireless backhaul and transport, (d) cell site leases and (e) acting as a wireless internet service provider.

As part of the transaction, the Company initiated a plan to sell certain assets associated with realigning operations to focus on its wireline broadband business going forward. These assets include certain handset inventory, which was sold, and retail store leases which are actively being marketed for sale to third parties. Upon completion of the service transition plan, the Company is accelerating its wireless retail wind-down activities, which include exiting all retail store locations, reducing workforce directly or indirectly associated with the retail wireless business, and taking other steps to align its cost structure as a smaller, more focused company.

The Company considered the sale of assets to GCI under the guidance of Accounting Standards Codification (“ASC”) 205-20 Discontinued Operations and ultimately concluded that the assets sold did not meet the definition of a component of an entity. The conclusion was based on the determination that the assets did not comprise operations that can be clearly distinguished, either operationally or for financial reporting. The Company has one operating segment and one reporting unit and although there are revenue streams that are clearly identifiable, the majority of the operating costs are comingled across the operations of its business and cannot be reasonably separated.

The following table provides a reconciliation of the major classes of assets and liabilities included in the Consolidated Balance Sheet under the captions “Current assets held-for-sale”, “Non-current assets held-for-sale,” “Current liabilities held-for-sale” and “Non-current liabilities held-for-sale” at March 31, 2015 and December 31, 2014:

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

2.	SALE OF WIRELESS OPERATIONS (Continued)

	March 31, 2015	December 31, 2014
Current assets:
Accounts receivable, non-affiliates, net	$—	$7,607
Materials and supplies	—	1,958

Total current assets held-for-sale	$—	$9,565

Property, plant and equipment, net of accumulated depreciation of $2,045 and $8,835	2,523	14,664

Total non-current assets held-for-sale	$2,523	$14,664

Current liabilities:
Current portion of long-term obligations	$299	$287
Accounts payable, accrued and other current liabilities, non-affiliates	—	301
Accounts payable, accrued and other current liabilities, affiliates, net	—	14,411
Advance billings and customer deposits	—	3,729

Total current liabilities held-for-sale	$299	$18,728

Long-term obligations, net of current portion	2,050	2,107

Total non-current liabilities held-for-sale	$2,050	$2,107

Although they did not meet the criteria for being classified as assets held-for-sale, certain other assets and liabilities were impacted by the transaction as follows:

•	The equity method investment in AWN, valued at $250,192, was sold to GCI on February 2, 2015.

•	The remaining Deferred AWN capacity revenue, which was created during the AWN transaction in 2013 and was being amortized over the 20 year contract life, was removed. This capacity had a carrying value of $59,672 on February 2, 2015. It was replaced with a new service obligation in the amount of $41,287 which was recorded at the estimated fair value of the services to be provided to GCI in the future and will be amortized over the new contract life of up to 30 years.

•	On February 2, 2015, the Company’s Senior Credit Facility was amended resulting in $240,472 in principal payments and the write-off of associated debt discount and debt issuance costs of $721 and $1,907, respectively in the three month period ended March 31, 2015. For additional information on this amendment, see Note 6 “Long-term Obligations.”

•	Current deferred tax assets of $92,836 representing Federal and state net operating loss carryforwards and state alternative minimum tax credit carryforwards, and non-current deferred tax liabilities of $70,577 related to the Company’s investment in AWN reversed in the first quarter of 2015 as a result of the Wireless Sale.

In connection with the Company’s decision to sell its wireless operations the Company has, and will continue to incur, a number of transaction and related wind-down costs throughout 2015. The wind-down costs include those associated with workforce reductions, termination of contracts and other associated obligations that meet the criteria for being reported as exit obligations under ASC 420 Exit or Disposal Cost Obligations. In the fourth quarter of 2014, the Company adjusted its inventory held for sale, less cost to sell, to fair value and began to incur labor obligations. The labor obligations are expected to be significant in the first half of 2015, and then begin to decline in the second half of the year. The Company also expects certain contract termination costs associated with retail store leases and the discontinuance of the wireless billing system software contract to begin to occur in the second quarter, and to continue throughout 2015. These obligations include costs associated with the disposal of $2,523 in capital lease assets and $2,349 in capital lease liabilities that were classified as assets and liabilities held-for-sale at March 31, 2015, as well as costs to vacate operating leases which have a remaining term of approximately 11 years and a remaining contract value of $6,306. The leased space is currently occupied and negotiation of the release from the liabilities is underway. The settlement terms are currently uncertain. Transaction costs include legal, debt amendment, accounting and other costs necessary to consummate the transaction. The Company has incurred $4,346 in transaction and wind-down costs in 2015.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

2.	SALE OF WIRELESS OPERATIONS (Continued)

The following table summarizes the Company’s current obligations for exit activities as of and for the three month period ended March 31, 2015:

	Labor Obligations	Contract Terminations	Other Associated Obligations	Total
Balance, December 31, 2014	$490	$—	$—	$490
Charged to expense	2,485	—	—	2,485
Paid and/or settled	(749)	—	—	(749)

Balance, March 31, 2015	$2,226	$—	$—	$2,226

The exit activities as noted above that have been incurred to date are included in the captions “Selling, general and administrative”, and “Cost of service and sales, non-affiliate” on the Company’s “Consolidated Statements of Comprehensive Income”. The exit liability is included in “Accounts payable and other accrued liabilities – non affiliates” on the Company’s “Consolidated Balance Sheets”.

3. EQUITY METHOD INVESTMENTS

The Company had no equity method investments at March 31, 2015. The Company’s equity method investment at December 31, 2014 consisted of a one-third interest in AWN. See Note 2 “Sale of Wireless Operations” for information regarding the Company’s sale of its ownership interest in AWN on February 2, 2015. The following table provides the Company’s ownership interest and investment in at the dates indicated:

	March 31, 2015 Ownership Interest	December 31, 2014 Ownership Interest	March 31, 2015	December 31, 2014
Alaska Wireless Network, LLC	0%	33%	$—	$252,067

Summarized financial information for AWN is as follows:

	March 31, 2015	December 31, 2014
Current assets	$—	$139,237
Non-current assets	$—	$554,608
Current liabilities	$—	$91,247
Non-current liabilities	$—	$21,505
Equity	$—	$581,093

	March 31, 2015	March 31, 2014
Operating revenues	$21,457	$63,037
Gross profit	$15,745	$43,918
Operating income	$9,757	$26,969
Net income	$9,722	$26,877
Adjusted Free Cash Flow (1)	$10,805	$34,501

(1)	Adjusted Free Cash Flow as defined in the Operating Agreement.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

4.	FAIR VALUE MEASUREMENTS

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The fair value of the Company’s Senior Credit Facility, convertible notes and other long-term obligations of $192,209 at March 31, 2015, were estimated based primarily on quoted market prices (Level 1). The carrying values of these liabilities, including $2,349 of capital leases in liabilities held-for-sale, totaled $195,091 at March 31, 2015.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, at each hierarchical level:

	March 31, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other long-term liabilities:
Interest rate swaps	$(950)	$—	$(950)	$—	$(1,416)	$—	$(1,416)	$—

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

The outstanding amount of the swaps as of a period end are reported on the balance sheet at fair value, represented by the estimated amount the Company would receive or pay to terminate the swaps. They are valued using models based on readily observable market parameters for all substantial terms of the contracts and are classified within Level 2 of the fair value hierarchy.

On December 4, 2014, upon the announcement of the sale of its wireless operations, $240,472 of the Company’s Senior Credit Facility was expected to be repaid. Hedge accounting treatment on the interest rate swap in the notional amount of $115,500 was discontinued because it became “possible” that the interest payments on which the swap were intended to hedge would not occur. At February 2, 2015, 95.5% or $110,268 of the $115,500 swap was deemed ineffective and, therefore, future changes in fair value will be recorded to interest expense. As of March 31, 2015, $267 was credited to interest expense for the ineffective portion.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

4.	FAIR VALUE MEASUREMENTS (Continued)

The following table presents information about the floating-to-fixed interest rate swaps in the total notional amount of $192,500 as of and for the three month periods ending March 31, 2015 and 2014:

	2015	2014
Balance, January 1	$1,416	$3,234
Reclassified from accumulated other comprehensive loss to other long-term liabilities	(199)	(484)
Change in fair value credited to interest expense	(267)	—

Balance, March 31	$950	$2,750

Deferred Capacity Revenue

As discussed in Note 2 “Sale of Wireless Operations,” the Company entered into an agreement to provide wholesale services to GCI on February 2, 2015. A national valuation firm was engaged to assist in the determination of the fair value of the obligation of $41,287 at February 2, 2015, which will be amortized to revenue over the contract life of 10 to 30 years. The service obligation had a carrying value of $40,964 at March 31, 2015, and is reported as “Deferred GCI/AWN capacity revenue, net of current portion” and “Accounts payable, accrued and other current liabilities, non-affiliates” on our Consolidated Balance Sheet.

The following table describes the valuation techniques used to measure the fair value of the service obligation and the significant unobservable inputs and values for those inputs:

Description	Estimated Fair Value	Valuation Technique	Level 3 Unobservable Inputs	Significant Input Values
Deferred Capacity Revenue	$41,287	Cost/Replacement Value and Discounted Cash Flow	Weighted Average Cost of Capital	11.00%
			Cost trend factor	1% - 4%
			Estimated % used by GCI	1% - 100%
			Historical cost of underlying assets	Actual cost

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

5.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities, non-affiliates consist of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Accrued payroll, benefits, and related liabilities	$22,275	$18,086
Accounts payable - trade	17,284	25,672
Income taxes payable	13,613	—
Contingent sale proceeds held in escrow	9,000	—
Other	13,701	10,615

	$75,873	$54,373

Advance billings and customer deposits consist of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Advance billings	$4,641	$4,449
Customer deposits	31	41

	$4,672	$4,490

6.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at March 31, 2015 and December 31, 2014:

	2015	2014
2010 senior credit facility term loan due 2016	$81,292	$322,700
Debt discount - 2010 senior credit facility term loan due 2016	(1,156)	(1,014)
6.25% convertible notes due 2018	114,000	114,000
Debt discount - 6.25% convertible notes due 2018	(6,712)	(7,242)
Capital leases and other long-term obligations	5,318	5,524

	192,742	433,968
Less current portion	(4,384)	(15,521)

Long-term obligations, net of current portion	$188,358	$418,447

As of March 31, 2015, the aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to March 31, 2015, were as follows:

2015 (April 1 - December 31)	$3,622
2016 (January 1 - December 31)	79,589
2017 (January 1 - December 31)	829
2018 (January 1 - December 31)	114,621
2019 (January 1 - December 31)	392
2020 (January 1 - December 31)	166
Thereafter	3,740

$202,959

Included in the above maturity schedule is $2,349 associated with capital leases marketed for sale in conjuction with the sale of our wireless operations.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

6.	LONG-TERM OBLIGATIONS (Continued)

The Senior Credit Facility was amended effective February 2, 2015 in connection with the Wireless Sale, including the sale of the Company’s interest in AWN (“Second Amendment”). Proceeds on the Wireless Sale were utilized to reduce the outstanding balance of the Senior Credit Facility by $240,472.

Certain of the terms in the Second Amendment as compared with those terms as amended effective November 1, 2012 are as follows:

	First Amendment	Second Amendment
Interest rate:
Margin over LIBOR	4.75%	4.75%
LIBOR floor	1.50%	1.50%
Total Leverage to Adjusted EBITDA Ratio Limit:
March 31, 2015 and thereafter	5.25	5.25
Senior Secured Leverage to Adjusted EBITDA Ratio Limit:
March 31, 2015 and thereafter	4.25	3.00
Adjusted EBITDA to Fixed Charges Coverage Ratio Minimum:
March 31, 2015 through September 15, 2015	2.50	2.00
December 31, 2015 and thereafter	2.75	2.00

See the Company’s Report on Form 8-K dated December 4, 2014 and filed on March 5, 2015 for additional information about the Second Amendment, including definitions of Adjusted EBITDA and the above ratios.

In connection with the $240,472 principal payment made with proceeds from the Wireless Sale, expected future quarterly principal payments on the Senior Credit Facility were reduced proportionately from $3,675 to $936, effective January 1, 2015, and from $3,300 to $841, effective January 1, 2016.

7.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the three month period ended March 31, 2015:

	Defined Benefit Pension Plan	Interest Rate Swaps	Total
Balance, December 31, 2014	$(3,639)	$(1,512)	$(5,151)
Other comprehensive income before reclassifications	12	118	130
Reclassifications from accumulated comprehensive loss to net income	161	1,154	1,315

Net other comprehensive income	173	1,272	1,445

Balance, March 31, 2015	$(3,466)	$(240)	$(3,706)

Amounts reclassified to net income from our defined benefit pension plan and interest rate swaps have been presented within “Cost of services and sales, non-affiliate” and “Interest expense,” respectively, in our Condensed Consolidated Statements of Comprehensive Income. The estimated amount of accumulated other comprehensive loss to be reclassified to interest expense within the next twelve months is zero.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

8.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, stock options, restricted stock, stock-settled stock appreciation rights, performance share units and other awards may be granted to officers, employees, consultants, and non-employee directors.

The following table summarizes the restricted stock unit, long-term incentive award and non-employee director stock compensation activity for the three month period ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	1,299	$2.30
Granted	902	1.69
Vested	(585)	2.71
Canceled or expired	(75)	1.92

Nonvested at March 31, 2015	1,541	$1.81

The following table summarizes the performance share unit activity for the three month period ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	790	$3.32
Granted	846	1.69
Vested	(257)	1.70
Canceled or expired	(191)	1.96

Nonvested at March 31, 2015	1,188	$2.73

The following table summarizes the assumptions used for valuation of equity instruments granted during the three month periods ended March 31, 2015 and 2014:

	2015	2014
Restricted stock:
Risk free rate	0.00%	0.03% - 0.19%
Expected annual forfeiture rate	9%	9%

The following table provides selected information about the Company’s share-based compensation for the three month periods ended March 31, 2015 and 2014:

	2015	2014
Total compensation cost for share-based payments	$484	$653
Weighted average grant-date fair value of equity instruments granted (per share)	$1.69	$1.89
Total grant date fair value of shares vested during the period	$2,252	$2,716
Unamortized share-based payments	$3,109	$2,587
Weighted average period (in years) to be recognized as expense	1.8	1.7

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

9.	EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share assumes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potential common share equivalents include options, restricted stock granted to employees and deferred shares granted to directors. The Company includes dilutive stock options based on the “treasury stock method.”

The Company’s 6.25% Convertible Notes due 2018 (“6.25% Notes”) are convertible by the holder beginning February 1, 2018 at an initial conversion rate of 97.2668 shares of common stock per one thousand dollars principal amount of the 6.25% Notes. This is equivalent to an initial conversion price of approximately $10.28 per share of common stock. Given that the Company’s current share price is well below $10.28, the Company does not anticipate that there will be a conversion of the 6.25% Notes into equity. Effective in the first quarter of 2015, the Company determined that it has the intent and ability to settle the principal and interest payments on its 6.25% Notes in cash over time. This determination was based on (i) the Company’s improved liquidity position subsequent to the Wireless Sale, including its performance against the financial ratios defined under the terms of its Senior Credit Facility, reduced levels of debt and increased availability under its revolving credit facility; (ii) its intention to refinance its term loan facility to provide additional borrowing flexibility; and (iii) its expectations of future operating performance. Accordingly, 11,088 shares related to the 6.25% Notes have been excluded from the calculation of diluted earnings per share for the three month period ended March 31, 2015.

Due to the Company’s net loss in the three month period ended March 31, 2014, 2,296 potential common share equivalents outstanding, which consisted of options, restricted stock and deferred shares granted to directors, were anti-dilutive and excluded from the calculation. In connection with the Company’s acquisition of the remaining 51% interest in TekMate, LLC (“TekMate”), at March 31, 2014, $800 was payable at the Company’s option either in cash or issuance of common stock in 2014. These shares, if converted, would have been anti-dilutive and were also excluded from the calculation. The Company determined in the second quarter of 2014 to settle this liability in cash, which was then paid on July 15, 2014. Additionally, 11,088 shares related to the Company’s convertible notes were anti-dilutive for the three month period ended March 31, 2014.

The calculation of basic and diluted earnings per share for the three month periods ended March 31, 2015 and 2014 are as follows:

	2015	2014
Net income (loss) applicable to common shares	$16,217	$(385)

Weighted average common shares outstanding:
Basic shares	49,916	48,913
Effect of stock-based compensation	779	—

Diluted shares	50,695	48,913

Earnings per share:
Basic	$0.32	$(0.01)

Diluted	$0.32	$(0.01)

10.	RETIREMENT PLANS

Multi-employer Defined Benefit Plan

Pension benefits for substantially all of the Company’s Alaska-based employees are provided through the Alaska Electrical Pension Fund (“AEPF”). The Company pays a contractual hourly amount based on employee

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

10.	RETIREMENT PLANS (Continued)

classification or base compensation to the AEPF. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for, or allocated separately to, the individual employer. This plan was not in endangered or critical status during the plan year.

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. As of March 31, 2015, this plan is not fully funded under the Employee Retirement Income Security Act of 1974, as amended.

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three month periods ended March 31, 2015 and 2014:

	2015	2014
Interest cost	$166	$160
Expected return on plan assets	(187)	(180)
Amortization of loss	294	204

Net periodic pension expense	$273	$184

11.	BUSINESS SEGMENTS

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

12.	COMMITMENTS AND CONTINGENCIES

The Company enters into purchase commitments with vendors in the ordinary course of business. The Company also has long-term purchase contracts with vendors to support the on-going needs of its business. These purchase commitments and contracts have varying terms and in certain cases may require the Company to buy goods and services in the future at predetermined volumes and at fixed prices.

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded litigation accruals of $547 at March 31, 2015 against certain current claims and legal actions. The Company also has $9,000 of restricted cash held in escrow pending the resolution of potential disputes in connection with the Wireless Sale. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	governmental and public policy changes, including on-going changes in our revenues or obligations we will assume to receive these revenues, resulting from regulatory actions affecting inter-carrier compensation, Universal Service Funding for high cost support, and on-going support for programs such as lifeline services to our customers

•	our ability to realize synergies that we have targeted following the sale of our wireless operations. Achieving these synergies is key to generating cash flow from operating activities. If we are delayed in achieving these synergies, or the synergies we achieve is less than targeted, our financial condition will be impacted

•	our ability to refinance our term loan facility which matures in October 2016, and the cost and availability of such refinancing which is subject to changes in the credit market

•	our size because we are a smaller sized competitor in the markets we serve and we compete against large competitors with substantially greater resources

•	the Alaskan economy, which is expected to be impacted by continued low prices of relevant crude oil, which, if sustained is expected to have a significant impact on both the level of spending by the State of Alaska and the level of investment in resource development projects by major exploration companies in Alaska. Both outcomes will impact the economy in the markets we serve and impact our future financial performance

•	disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the physical infrastructure, operating systems or devices that our customers use to access our products and services

•	our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including on-going capital expenditures needed to upgrade our network to industry competitive speeds

•	our ability to continue to develop attractive, integrated products and services to evolving industry standards, and meet the pressure from competition to offer these services at lower prices

•	unanticipated damage to one or more of our undersea fiber optic cables resulting from construction or digging mishaps, fishing boats or other reasons

•	structural declines for voice and other legacy services within the telecommunications industry

•	a maintenance or other failure of our network or data centers

•	a failure of information technology (“IT”) systems

•	a third party claim that the Company is infringing upon their intellectual property, resulting in litigation or licensing expenses, or the loss of our ability to sell or support certain products including certain wireless devices sold prior to the Wireless Sale

•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan

•	the success or failure of any future acquisitions or other major transactions

•	geologic or other natural disturbances relevant to the location of our operations

•	the ability to attract, recruit, retain and develop the workforce necessary for implementing our business plan

•	potential warranty, indemnity and purchase price adjustments by GCI under the terms of the Purchase and Sale Agreement

•	the success of the Company’s expansion into IT services

•	the matters described under “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and this quarterly Report on Form 10-Q.

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

OVERVIEW

We have evolved from a wireline/wireless telecom provider and, through a series of transactions and investments, we are now a wireline provider of leading broadband telecommunication and Managed information technology (“IT Managed”) services primarily to business and wholesale customers in and out of Alaska. We also provide telecommunication services to consumers throughout the state. Our facilities based communications network extends throughout Alaska and connects to the contiguous states via our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. We operate in a two player terrestrial wireline market and we estimate our market share to be less than 25% statewide.

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

We operate in a geographically diverse state with unique characteristics. We monitor the state of the economy in general. In doing so, we compare Alaska economic activity with broader economic conditions. In general, we believe that the Alaska telecommunications market, as well as general economic activity in Alaska, is affected by certain economic factors, which include:

•	investment activity in the oil and gas markets and the price of crude oil

•	tourism levels

•	governmental spending and activity of military personnel

•	the price and price trends of bandwidth

•	the growth in demand for bandwidth

•	decline in demand for voice and other legacy services

•	local customer preferences

•	unemployment levels

•	housing activity and development patterns

We have observed variances in the factors affecting the Alaska economy as compared to the U.S. as a whole. Some factors, particularly the price of oil and gas, have a greater direct impact on the Alaska economy compared to other macro-economic trends impacting the U.S. economy as a whole.

Overall, the Alaska economy has benefited from a stable employment base, but economic indicators are being impacted by the substantial decline in the price of crude oil. These declines impact the level of spending by the

State of Alaska, which relies on tax revenue from the production of crude oil, and investment in resource development projects by exploration companies in Alaska. Economic forecasts are suggesting these impacts are beginning, with new resource development projects being reduced, and state spending declining. Employment is expected to decline slightly in 2015. At the same time, the State of Alaska has built certain reserves over the years that allow the State to manage its spending reductions in a considered manner.

Over the past several years, management has assessed the telecom market in Alaska to be an estimated $1.9 billion market, with the wireless market making up $400 million of the total. The market for IT services is estimated to be $700 million. We entered the IT service market as part of our TekMate transaction and we intend to experience significant growth by providing services to our broadband customers.

The wireless market has experienced significant disruption over the past several years, primarily related to Verizon’s entry into the Alaska market in 2013, and reforms in wireless Competitive Eligible telecommunications Carrier (“CETC”) Revenue for wireless carriers in Alaska.

As a result of these disruptions, on July 22, 2013, the Company announced the AWN Formation, allowing us to combine our wireless network with GCI, one of the other wireless providers in Alaska. As part of this transaction, ACS contributed its wireless assets, received $100 million in cash and received a one-third ownership interest in AWN.

Under the AWN structure, ACS continued to provide retail wireless services to its customers and entered into a wholesale arrangement with AWN. AWN generated earnings based upon:

•	wholesale revenues it received from its two retail owners, which were impacted by the number of connections and the wholesale rates established by AWN for these connections, and which were about 70% of our retail wireless revenues,

•	service charges to ACS and GCI for an amount equal to 100% of the CETC Revenues received by each respective company,

•	roaming revenues from other wireless carriers, and

•	revenues by selling backhaul to other wireless carriers (note that this did not preclude the Company from selling backhaul directly to other wireless carriers in competition with both GCI and AWN).

AWN incurred all costs associated with operation of the wireless network, and provided a mechanism to support its owners for their wireless equipment subsidies.

As an owner, ACS profited from AWN in the following ways:

•	AWN paid ACS a preferred distribution over the first four years, after formation, totaling up to $190.0 million, subject to criteria set forth in the Operating Agreement as outlined in Note 3 in our audited financial statements for the period ended December 31, 2013. Through March 31, 2015, ACS had received 100% of the $72.8 million of cumulative preferred distributions earned.

•	After four years, we would have received future distribution of FCF in proportion to our interest.

Following the AWN Formation the wireless market continued to be impacted by Verizon’s competitive entry and competitive pricing pressure from national carriers that extended into Alaska. Our wireless margins on retail wireless services, or retail wireless revenue minus the wholesale charges we paid to AWN, as well as other direct costs we incurred to support our retail wireless customers such as our retail stores, contact center, billing and collection, supply chain management and other expenses, were eroding and were not sufficient to recover our costs.

Given these dynamics, in the fourth quarter of 2014 we entered into an agreement to sell our retail wireless operations and our interest in AWN to GCI. On February 2, 2015, this transaction was consummated. Cash proceeds on the sale were $276.4 million, of which $240.5 million was utilized to pay down our 2010 Senior Secured Credit Facility (“Senior Credit Facility”). The remaining cash balances were designed to fund taxes associated with the transaction, transaction and wind-down costs associated with reducing our workforce and closing retail stores, and general corporate purposes. The wind-down will occur throughout 2015, particularly in the first half of the year. Through this transaction, we have eliminated our exposure to the highly competitive wireless business.

We now operate in an $800 million telecom market which is growing approximately five percent annually. Including IT Services, in which we have an increasing level of focus, the size of the overall market is $1.5 billion.

Our goal is to generate industry leading growth in this market through investments in sales, marketing and product development while expanding our broadband network capabilities. We also seek to improve our customer service, and we use the Net Promoter Score (“NPS”) framework to track the feedback of our customers for virtually all customer interactions. We believe that higher NPS scores will allow us to increasingly provide a differentiated service experience for our customers, which will support our growth. We are also focused on expanding our margins, and we utilize the LEAN framework to eliminate waste and simplify how we do business.

Our revenue performance is strong, and we expect it to continue to be strong. 2015 will be a transition year for us. Following the sale of our wireless operations, we were required to provide transition services to GCI. These transition services were completed on April 17, 2015, and we are now actively winding down our retail wireless operations. This means the reduction of over 160 positions, the closing of our retail stores and generation of other savings through becoming a smaller and more focused company. The first half of 2015 will reflect a high level of costs as we eliminate these positions, and incur severance and other wind-down costs. As we move to the second half of the year, our cost structure will reflect the benefit of this wind-down activity and we will begin to approach our targeted levels of spending. Through the combination of top line growth and synergies, we expect to achieve run rate annual Adjusted EBITDA of approximately $54 million to $56 million exiting 2015.

We are also focused on refinancing our term loan facility, with a replacement facility sized between $100 million and $120 million, and expect to have that process completed in several months.

Finally, on April 2, 2015, we entered into an agreement with Conoco Phillips to purchase a terrestrial fiber network on the North Slope. This network allows us to provide broadband solutions to the oil and gas sector in a market that previously had no competition, and continue to advance our sales of IT Managed services. The contribution from this investment will not be material in 2015 as we are focused on operationalizing the network to meet our service level standards.

REGULATORY UPDATE

The items reported under Part I, “Item 1 Business – Regulation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, are updated as follows. This section should be read in conjunction with the corresponding items previously disclosed in our Annual Report.

State of Alaska Regulation

On July 8, 2014, HB169 was signed into law which eliminates the RCA’s jurisdiction over telephone directories (Chapter No. 64, SLA 2014). The new law went into effect on October 6, 2014. The effect of the legislation reduces ACS’s costs for production and distribution of white page directories. On April 15, 2015, the RCA commenced a new rulemaking to consider modification of its regulations in response to the enactment of HB169. The potential impact of this rulemaking is unclear at this time.

On February 27, 2015, the RCA concluded its inquiry into interexchange Carrier of Last Resort issues via an ongoing rulemaking proceeding. Final regulations have been issued. We continue to anticipate that the outcome of this proceeding is unlikely to result in our assuming additional responsibilities, but it could impact us if we are compelled to participate in future adjudicatory dockets.

US Federal Regulatory Matters

In March 2015, the FCC reclassified broadband Internet access service as a “telecommunications service” that is now subject to legacy regulations that formerly applied only to traditional circuit switched telephone services. These regulations include requirements for just, reasonable and not unreasonably discriminatory rates, terms, and conditions of service. In addition, the FCC’s order preserved and expanded requirements to disclose broadband service performance, network management, and applicable commercial terms, although the FCC created a temporary exemption for service providers like Alaska Communications that have 100,000 or fewer broadband subscribers. The FCC directed its Consumer and Governmental Affairs Bureau to assess whether and in what form this exemption should continue by December 2015. Because these requirements have not been applied to broadband services, and the FCC’s order lacks many specifics, it is difficult for us to assess the full extent of the impact of this new regulatory framework on our business.

Business Plan Core Principles

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on being the most successful broadband solutions company in Alaska by delivering the best customer experience in the markets we choose to serve. To do this we will continue to:

•	Create a Workplace That Develops Our People and Celebrates Success. We believe an engaged workforce is critical to our success.

•	Create a Consistent Customer Experience Every Time. We strive to deliver service as promised to our customers, and make it right if our customers are not satisfied with what we delivered. We track virtually every customer interaction and we utilize the Net Promoter Score framework for assessing the satisfaction of our customers.

•	Relentlessly Simplify How We Do Business. We believe we must reduce waste, which is defined as any activity that does not add value to its intended customer. Doing so improves the experience we deliver to our customers. We make investments in technology and process improvement, utilize the LEAN framework, and expect these efforts to meaningfully impact our financial performance in the long-term.

•	Offer Broadband Solutions to Our Customers at Work and Home. We are building on strength in designing, building and operating quality broadband networks and providing new products and solutions to our customers.

We believe we can create value for our shareholders by:

•	Driving revenue growth through increasing broadband and IT Managed service revenues,

•	Generating Adjusted EBITDA growth through margin management and

•	Selectively investing success based capital into appropriate ROI opportunities.

2015 Operating Initiatives

•	Improve our service experience to all of our consumers in a differentiated manner from our competition.

•	Complete the sale of our wireless operations, the subsequent transition service plan, and the wind-down of our wireless operations.

•	Achieve our synergy and Adjusted EBITDA run rate targets and be one of the lowest levered companies in our industry.

•	Continue to advance our offerings of IT Managed services including security services and monitoring.

•	Expand our deployment of broadband solutions such as hosted VOIP and VPLS, and take advantage of our Metro Ethernet Forum designation.

•	Continue to win anchor tenant type customers such as our recent transaction with Conoco-Phillips, which was consummated on April 2, 2015, or the State of Alaska broadband network, which was awarded to us in 2014, representing the first time we have done substantial business with the largest purchaser of telecom services in Alaska in over ten years.

•	Drive continued improvements in our service delivery organization to shorten service intervals and meet customers’ desired due dates.

•	Refinance our Senior Term Loan facility.

Revenue Sources by Customer Group

Over the past several years our areas of focus have shifted to the following customer categories, and following the Wireless Sale, our focus is exclusively on the first three of these categories. Prior to the Wireless Sale we provided retail wireless services and generated certain revenue streams related to our ownership in AWN.

•	Business and Wholesale: Providing services to Business and Wholesale customers is our highest priority. We provide our business customers with services such as voice and broadband, IT Managed services including remote network monitoring and support, IT managed security and IT professional services, and long distance services primarily over our own terrestrial network. Our business customers include small and medium businesses, larger enterprises, and government customers. Our wholesale customers are national and international telecommunications carriers who rely on us to provide connectivity for broadband and other needs to access their customer over our Alaskan network.

•	Consumer: We primarily provide voice and broadband services to residential customers. We expect revenue growth from these customers will be more modest than revenue growth from our business and wholesale customers.

•	Other Services (including access services and high cost support): We provide voice and broadband origination and termination services to inter and intrastate carriers who service our retail customers. Revenues from these services have been declining and we expect them to continue to decline. We also receive inter and intrastate high cost universal support funds and similar revenue streams structured by state and federal regulatory agencies that allow us to recover our costs associated with providing universal service in Alaska. As a result of substantial changes enacted by the Federal Communications Commission, certain of these revenue streams are undergoing significant reform and until this reform process is complete it is difficult to predict the impact on these revenue streams in the future.

•	Wireless and AWN Related: Prior to the Wireless Sale we provided wireless voice and broadband services, and other value-added wireless products and services, such as wireless devices, across Alaska with roaming coverage available in the contiguous states, Hawaii and Canada by utilizing the AWN network. Following the Wireless Sale, we began the process to wind-down our retail wireless operation. However, we were required to provide transition services to GCI, which required us to continue us to maintain certain aspects of these retail wireless operations such as the operation of our retail stores, maintaining wireless retail customer support functions in our contact center and providing certain supply chain management, billing and collection and treasury management functions. The transition services were completed on April 17, 2015.

Executive Summary

The following summary should be read in conjunction with “Non-GAAP Financial Measures” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating Revenues

Because we completed the Wireless Sale in February 2015, our year over year comparisons are impacted by the wind-down of wireless revenue and related costs of services and sales beginning in the first quarter of 2015. Accordingly, consolidated operating revenues of $65.8 million decreased $12.5 million, or 16.0%, in the first quarter of 2015 compared with the first quarter of 2014. Total wireless & AWN related revenue declined $13.6 million, or 53.0%, in the first quarter of 2015 compared with the first quarter of 2014. Total wireless and AWN related revenue, including transition services revenue, is currently estimated to total approximately $14.6 million for the full year 2015 compared with $99.8 million in 2014.

Business and Wholesale service revenue, which is our highest priority, of $28.4 million increased $2.0 million, or 7.7%, compared with $26.4 million in the first quarter of 2014. Solid year over year growth was reported in broadband (9.6%) and Wholesale (13.0%).

Adjusted EBITDA

Adjusted EBITDA, as defined in “Non-GAAP Financial Measures” (“Adjusted EBITDA”) of $12.5 million decreased $10.5 million, or 45.6%, from $22.9 million due to completion of the Wireless Sale and the resulting year over year reduction in cash distributions from AWN. Our focus for 2015 is to deliver on our financial guidance of generating an annual Adjusted EBITDA run rate of $54 million to $56 million as we exit 2015. Our performance in the first quarter, particularly in Business and Wholesale, indicates that we are currently on track to meet these objectives.

Operating Metrics

Operating metrics are essential to understand the characteristics of our revenues and drivers of our key areas of revenue growth or decline. Business broadband connections of 19,270 and average monthly revenue per user (“ARPU”) of $201.08 at March 31, 2015, were up from connections of 18,763 and ARPU of $188.26 in the comparable period of 2014. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as does a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and Wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons we do not disclose our sales or performance in MRC.

Consumer broadband connections of 36,612 were down 7.2% year over year due to our discontinuance of providing lower bandwidth speeds. However, consumer broadband ARPU improved to $58.07 in the first quarter of 2015 compared with $49.46 in the first quarter of 2014 as the result of customers choosing our higher bandwidth products.

The table below provides certain key operating metrics as of or for the periods indicated. ARPU is defined as average monthly revenue per user.

	March 31,
	2015	2014
Voice:
At quarter end:
Consumer access lines	42,492	48,165
Business access lines	78,734	79,841
Quarter:
ARPU - consumer	$26.49	$26.51
ARPU - business	$22.93	$23.43

Broadband:
At quarter end:
Consumer connections	36,612	39,468
Business connections (2)	19,270	18,763
Quarter:
ARPU - consumer	$58.07	$49.46
ARPU - business (1) (2)	$201.08	$188.26

Churn:
Voice connections	1.0%	1.0%
Broadband connections	2.0%	1.9%

(1)	Business broadband ARPU was restated to reflect the movement of IT services revenue into a separate category.
(2)	How we calculate broadband connections has changed to exclude certain internal use circuits. Historical amounts have been restated to reflect appropriate comparisons period over period.

Liquidity

Cash proceeds on the Wireless Sale were $276.4 million, of which $240.5 million was utilized to pay down our Senior Credit Facility. Net debt (defined as total debt before discounts, plus capital lease obligations held for sale, less cash and cash equivalents) at March 31, 2015 was $145.1 million compared with $412.9 million at December 31, 2014.

We generated $2.1 million of cash from operating activities in the first quarter of 2015 compared with $13.8 million in the first quarter of 2014. This decrease was primarily the result of the initial wind-down of our wireless operations in the first quarter of 2015 and a year over year reduction in cash distributions received from AWN.

Other Initiatives

Our 2015 Operating Initiatives, as discussed above, are expected to drive continued improvement in operating performance and liquidity.

RESULTS OF OPERATIONS

All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

(in thousands)	2015	2014	Change	% Change
Service Revenue:
Business and Wholesale Customers
Voice	$5,430	$5,611	$(181)	-3.2%
Broadband	11,632	10,611	1,021	9.6%
IT Services	729	588	141	24.0%
Other	1,699	1,681	18	1.1%
Wholesale	8,942	7,913	1,029	13.0%

Business and Wholesale service revenue	28,432	26,404	2,028	7.7%

Consumer Customers
Voice	3,428	3,876	(448)	-11.6%
Broadband	6,499	5,861	638	10.9%
Other	289	423	(134)	-31.7%

Consumer service revenue	10,216	10,160	56	0.6%

Total Service Revenue	38,648	36,564	2,084	5.7%

Growth in Service Revenue	5.7%
Growth in Broadband Service Revenue	10.1%
Other Revenue:
Equipment Sales	1,577	837	740	88.4%
Access	8,586	8,993	(407)	-4.5%
High Cost Support	4,921	6,274	(1,353)	-21.6%

Total Service and Other Revenue	53,732	52,668	1,064	2.0%

Growth in Service and Other Revenue	2.0%
Growth excluding equipment sales	0.6%
Wireless and AWN related revenue:
Service revenue, equipment sales and other	6,058	19,477	(13,419)	-68.9%
Transition services	4,050	—	4,050	n/a
CETC	1,654	5,345	(3,691)	-69.1%
Amortization of deferred AWN capacity revenue	292	841	(549)	-65.3%

Total Wireless & AWN Related Revenue	12,054	25,663	(13,609)	-53.0%

Total operating revenues	$65,786	$78,331	$(12,545)	-16.0%

Operating expenses:
Cost of services and sales, non-affiliate	26,305	30,058	(3,753)	-12.5%
Cost of services and sales, affiliate	4,961	14,760	(9,799)	-66.4%
Selling, general and administrative	27,984	24,595	3,389	13.8%
Depreciation and amortization	8,941	8,790	151	1.7%
(Gain) loss on disposal of assets, net	(38,662)	401	(39,063)	n/a
Earnings from equity method investments	(3,056)	(8,523)	5,467	-64.1%

Total operating expenses	26,473	70,081	(43,608)	-62.2%

Operating income	39,313	8,250	31,063	n/a
Other income and (expense):
Interest expense	(10,047)	(8,857)	(1,190)	13.4%
Interest income	25	8	17	n/a

Total other income and (expense)	(10,022)	(8,849)	(1,173)	13.3%

Income (loss) before income tax (expense) benefit	29,291	(599)	29,890	n/a
Income tax (expense) benefit	(13,074)	214	(13,288)	n/a

Net income (loss)	$16,217	$(385)	$16,602	n/a

Operating Revenue

Business and Wholesale

Business and Wholesale revenue of $28.4 million increased $2.0 million, or 7.7%, in 2015 from $26.4 million in 2014. This improvement was primarily driven by a $1.0 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Although broadband connections have grown modestly at 2.7%, growth of broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Broadband ARPU increased to $201.08 in 2015 from $188.26 in 2014, an increase of 6.8%. Additionally, wholesale revenue increased $1.0 million related to an increase in carrier circuits, of which $0.4 million was associated with our new capacity agreement with GCI. Prior to the Wireless Sale, the revenues associated with this agreement were associated with a related-party agreement with AWN and reported as Wireless and AWN related revenue. These increases were partially offset by a $0.2 million decrease in traditional voice revenue due to 1,107 fewer connections year over year and lower ARPU of $22.93 from $23.43 in the prior year due to price compression.

Consumer

Consumer revenue of $10.2 million increased modestly in 2015 due to a change in mix. Broadband revenue increased $0.6 million to $6.5 million in 2015 from $5.9 million in 2014. Broadband connections decreased 2,856 year over year; however customers are subscribing to higher levels of bandwidth speeds, which resulted in an increase in ARPU to $58.07 from $49.46 in the prior year, an increase of 17.4%. Partially offsetting this increase in broadband, voice revenue decreased $0.4 million primarily due to 5,673 fewer connections and a slight decrease in ARPU to $26.49 from $26.51 in the prior year. This trend is expected to continue as more customers discontinue using their fixed landline voice service and move to wireless alternatives.

Other Revenue

Other revenue of $15.1 million decreased $1.0 million, or 6.3%, in 2015 from $16.1 million in 2014 due to a $1.4 million decrease in high cost support primarily due to a non-recurring $1.4 million release of reserves in the first quarter of 2014. Additionally, there was a decrease of $0.4 million in access revenue caused primarily by lower eligible access lines combined with a lower rate per line. Partially offsetting these decreases was an increase of $0.7 million in equipment sales and installations.

Wireless and AWN Related

Wireless revenue of $12.1 million decreased $13.6 million, or 53.0%, in 2015 from $25.7 million in 2014. The wind-down of our wireless operations effective February 2, 2015 resulted in a $17.1 million decrease in service revenue, equipment sales and CETC revenue. The recognition of transition services revenue of $4.1 million in the first quarter of 2015 partially offset these declines.

Operating Expenses

Cost of Services and Sales, Non-Affiliates

Cost of services and sales, non-affiliates of $26.3 million decreased $3.8 million, or 12.5%, in the three month period of 2015 from $30.1 million in the same period of 2014. This decrease was primarily due to a decline of $2.9 million in wireless device and accessory costs and a decrease of $0.4 million related to maintenance of the wireless CDMA network after the Wireless Sale. Additionally, we experienced a decrease of $0.4 million in facility related expenses such as snow plowing.

Cost of Services and Sales, Affiliates

Cost of services and sales, affiliates of $5.0 million decreased $9.8 million in the three month period of 2015 from $14.8 million in the same period of 2014. This decrease was solely due to the sale of our wireless operations on February 2, 2015 and the discontinuance of affiliate transactions.

Selling, General and Administrative

Selling, general and administrative expenses of $28.0 million increased $3.4 million, or 13.8%, in the three month period of 2015 from $24.6 million in the same period of 2014. This increase was driven by $2.4 million in severance and $1.6 million in transaction costs incurred in conjunction with the sale of our wireless operations. Offsetting these increases was a $0.5 million decrease in incentive based compensation.

Depreciation and Amortization

Depreciation and amortization expense of $8.9 million increased $0.1 million, or 1.7%, in the three month period of 2015 from $8.8 million in the same period of 2014. Depreciation was relatively flat due to the offsetting impact of higher depreciation on assets recently placed in service and a decline in depreciation due to assets sold in connection with the Wireless Sale.

(Gain) Loss on Disposal of Assets, Net

The net gain on the disposal of assets of $38.7 million in the first quarter of 2015 reflected the $39.7 million gain on the sale of our wireless operations on February 2, 2015. Partially offsetting this gain were losses of $1.0 million related to obsolete wireless assets disposed of in the first quarter and $0.1 million related to abandoned projects. The loss of $0.4 million in 2014 was primarily due to costs related to abandoned projects.

Other Income and Expense

Interest expense of $10.0 million in the three month period of 2015 increased $1.2 million compared with $8.8 million in the same period of 2014. This increase was primarily caused by higher write offs of debt issuance costs and debt discounts and the reclassification of over hedged swaps to interest expense in 2015 related to the $240.5 million pay down of our Senior Credit Facility on February 2, 2015. Partially offsetting this increase was lower interest expense on the lower overall debt balances.

Income Taxes

Income tax expense and the effective tax rate in the three month period of 2015 were $13.1 million and 44.6%, respectively, compared with an income tax benefit of $0.2 million and effective rate of 35.7% in the three month period of 2014. The income tax expense in the three month period of 2015 includes an amount related to unrealized amortization of stock compensation.

Net Income

Net income of $16.2 million in the three month period of 2015 compares with a net loss of $0.4 million in the same period of 2014. The year over year results reflect the revenue and operating expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures and debt service in the first three months of 2015 through internally generated funds, distributions from AWN and a portion of the proceeds on the Wireless Sale. At March 31, 2015, we had $57.8 million in cash and cash equivalents, $9.5 million in restricted cash and a $30.0 million undrawn revolving credit facility. Outstanding standby letters of credit commit $1.4 million of that available revolving credit facility at March 31, 2015.

Our major sources and uses of funds in the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net cash provided by operating activities	$2,124	$13,826
Capital expenditures	$(5,900)	$(7,164)
Change in unsettled capital expenditures	$(4,443)	$(7,186)
Proceeds on wireless sale	$276,388	$—
Return of capital from equity investment	$1,875	$4,010
Net debt repayments	$(241,718)	$(13,354)
Debt issuance costs	$(1,027)	$—
Interest paid	$(3,384)	$(6,562)
Income taxes paid	$(1,977)	$(13)

Cash Flows from Operating Activities

Cash provided by operating activities of $2.1 million in the first quarter of 2015 decreased $11.7 million compared to the $13.8 million reported in the prior year primarily due to the initial wind-down of our wireless operations in the first quarter of 2015 and a year over year reduction in cash distribution received from AWN. See Results of Operations – Operating Revenue – Wireless and AWN Related for additional discussion.

Interest payments, net of cash interest income and including capitalized interest, were $3.4 million and $6.6 million in the first quarter of 2015 and 2014, respectively. Through a series of interest rate swap transactions, interest on 100% of our term loan at March 31, 2015 is effectively fixed at an annual rate of 7.225% until September 2015. Our $120.0 million convertible debt has a fixed coupon rate of 6.25% and a current outstanding balance of $114.0 million.

Cash Flows from Investing Activities

Cash provided by investing activities of $267.4 million in the first quarter of 2015 included proceeds on the Wireless Sale of $276.4 million and $1.9 million of cash distributions from AWN. Cash proceeds on the Wireless Sale excluded $9.0 million placed in escrow and classified as restricted cash pending resolution of potential purchase price adjustments. This amount was reported as a supplemental non-cash transaction on our statement of cash flows. Total cash paid on capital spending was $10.3 million with $4.4 million associated with spend incurred in a prior period. Of the $5.9 million incurred in the current quarter, $1.8 million was success based versus maintenance.

Cash used by investing activities in the first quarter of 2014 consisted of capital expenditures totaling $14.4 million associated primarily with our fiber and circuit network build out and IT infrastructure, partially offset by $4.0 million of cash distributions as a return of capital from our equity method investments.

Our historical capital expenditures have been significant, but we expect them to be reduced from levels incurred in 2014. Our networks require the timely maintenance of plant and infrastructure. Future capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, our decision to pursue specific acquisition and investment opportunities. We intend to fund future capital expenditures with cash on hand and net cash generated from operations.

Cash Flows from Financing Activities

Cash used by financing activities of $243.4 million in the first quarter of 2015 consisted primarily of repayments of long term debt of $241.7 million, including $240.5 million paid on our Senior Credit Facility from proceeds on the Wireless Sale. We also incurred debt issuance costs of $1.0 million associated with the amendment to our Senior Credit Facility and made a final contingent payment of $0.3 million in connection with our acquisition of TekMate.

Cash used in financing activities of $13.9 million in the first quarter of 2014 consisted primarily of repayments of long term debt of $13.4 million, including the early payment of $13.2 million in annual scheduled payments on the term loan component of our Senior Credit Facility for 2014.

Liquidity and Capital Resources

Consistent with our history, our current and long-term liquidity could be impacted by a number of challenges, including, but not limited to: (i) refinancing our Senior Credit Facility which becomes due in October 2016; (ii) the annual funding of other obligations, including our pension plans and lease commitments; (iii) potential future reductions in our revenues resulting from governmental and public policy changes, including regulatory actions affecting revenue from Universal Service Funds; (iv) the capital intensive nature of our industry; (v) our ability to respond to and fund the rapid technological changes inherent to our industry, including new products; (vi) the potential funding of certain contingent liabilities; and (vii) our ability to obtain adequate financing to support our business and pursue growth opportunities.

We are responding to these challenges by (i) driving retail growth in broadband revenues to business and wholesale consumers; (ii) realizing our synergy and run rate Adjusted EBITDA targets; (iii) holding capital spending to between $34 million and $36 million annually; and (iv) refinancing our Senior Credit Facility.

Senior Credit Facility

Our existing Senior Credit Facility matures on October 21, 2016 and the revolver matures on October 21, 2015. On February 2, 2015, an amendment was entered into allowing for the sale of our equity interest in AWN to GCI and the transfer directly to AWN of certain wireless assets in connection with the Wireless Sale.

Our Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and the payment of dividends.

The Senior Credit Facility also requires that we maintain certain financial ratios as defined in the Second Amendment Agreement filed on Form 8-K on March 5, 2015.

Certain terms of our Senior Credit Facility as defined in the Second Amendment Agreement compared with the first amendment entered into on November 1, 2012, is summarized as follows:

	First Amendment	Second Amendment
Interest rate:
Margin over LIBOR	4.75%	4.75%
LIBOR floor	1.50%	1.50%
Total Leverage to Adjusted EBITDA Ratio Limit:
March 31, 2015 and thereafter	5.25	5.25
Senior Secured Leverage to Adjusted EBITDA Ratio Limit:
March 31, 2015 and thereafter	4.25	3.00
Adjusted EBITDA to Fixed Charges Coverage Ratio Minimum:
March 31, 2015 through September 30, 2015	2.50	2.00
December 31, 2015 and therafter	2.75	2.00

As disclosed below, we were in compliance with all such ratios as of March 31, 2015.

Total Leverage Ratio: Our “total leverage ratio” may not exceed 5.25 to 1.00 and was 2.85 to 1.00 as of March 31, 2015.

Senior Secured Leverage Ratio: Our “senior secured leverage ratio” may not exceed 3.00 to 1.00 and was 1.61 to 1.00 as of March 31, 2015.

Fixed Charges Coverage Ratio: Our “fixed charges coverage ratio” may not be less than 2.00 to 1.00 and was 3.49 to 1.00 as of March 31, 2015.

In connection with the $240.5 million principal payment made with proceeds from the Wireless Sale, expected future quarterly principal payments on the Senior Credit Facility were reduced proportionately from $3.7 million to $0.9 million, effective January 1, 2015, and from $3.3 million to $0.8 million, effective January 1, 2016.

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

The Company has disclosed Adjusted EBITDA as net income before interest, depreciation and amortization, gain or loss on asset purchases or disposals, earnings on equity method investments, income taxes, AWN and Wireless Sale transaction related costs, stock-based compensation, and expenses under the Company’s long term cash incentive plan (“LTCI”). LTCI expenses are considered part of an interim compensation structure to mitigate the dilutive impact of additional share issuances for executive compensation. Distributions from AWN are included in Adjusted EBITDA.

Free cash flow is defined as Adjusted EBITDA, less capital expenditures that create an obligation to pay (“incurred capital expenditures”), plus milestone billings for a fiber build project for a carrier customer, less amortization of deferred GCI/AWN capacity revenue (a non cash revenue item), less cash interest expense and cash taxes.

Adjusted EBITDA and Free Cash Flow are not GAAP measures and should not be considered a substitute for operating income, net cash provided by operating activities, or net cash provided or used. Adjusted EBITDA as computed below is not consistent with the definition of Adjusted EBITDA referenced in the Fixed Charges Coverage Ratio covenant of our Senior Credit Facility and other companies may not calculate Non-GAAP measures in the same manner we do.

The following table provides the computation of our Non-GAAP measures for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31
	2015	2014
Net income (loss)	$16,217	$(385)
Add (subtract):
Interest expense	10,047	8,857
Interest income	(25)	(8)
Depreciation and amortization	8,941	8,790
Loss on disposal of assets	1,057	401
Earnings from equity method investment in TekMate	—	(12)
Earnings from equity method investment in AWN	(3,056)	(8,511)
Gain on sale of assets	(39,719)	—
AWN distributions received/receivable, net	765	12,500
Income tax expense (benefit)	13,074	(214)
Stock-based compensation	484	653
Long-term cash incentives	334	684
Formation of AWN and wireless sale transaction-related costs	4,346	172

Adjusted EBITDA	$12,465	$22,927

Less:
Capital spending:
Incurred capital expenditures	(5,900)	(7,164)
Milestone Billings	2,500	—

Net capital spending	(3,400)	(7,164)
Amortization of deferred GCI/AWN capacity revenue	(615)	(841)
Cash interest expense	(3,384)	(6,562)

Free cash flow	$5,066	$8,360

OUTLOOK

Our outlook for the remainder of 2015 is to deliver on the financial guidance we have provided to investors, while continuing to invest in new products and services to meet the growing needs of our customers, all while consistently delivering a high quality service experience to our customers. Based on our performance in the first quarter, we re-affirmed our financial guidance. Significant events that we are managing include completion of the wind-down of our wireless operations, achievement of our synergy and Adjusted EBITDA run rate targets, and being one of the lowest levered companies in our industry.

Our financial guidance is as follows:

•	Total service and other revenue of approximately $220 million.

•	Run rate Adjusted EBITDA exiting 2015 of $54 million to $56 million.

•	Net capital spending of $34 million to $36 million.

•	Net debt at year end of approximately $159 million.

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of March 31, 2015, we have recorded litigation accruals of $0.5 million against certain of those claims and legal actions. The Company also has $9.0 million of restricted cash held in escrow pending the resolution of potential purchase price adjustments in connection with the Wireless Sale. Estimates involved in developing these litigation accruals could change as these claims, legal actions and regulatory proceedings progress. See also Part II, “Item 1, Legal Proceedings.”

EMPLOYEES

As of March 31, 2015 we employed 778 regular full-time employees, 26 regular part-time employees and 8 temporary employees, compared with 805, 35 and 6, respectively at December 31, 2014. Approximately 60% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement with the IBEW governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska through December 31, 2016. Management considers employee relations to be generally good. We expect employee levels to decline as we complete our wireless wind-down activities.

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional discussion on the application of these and other significant accounting policies, see Note 1 “Summary of Significant Accounting Policies” to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. These policies and estimates are considered critical because they had a material impact, or have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, materials and supplies, long-lived assets, equity method investments, deferred income taxes and network access reserves. Actual results may differ from those estimates as the collection of those balances is not reasonably assured.

Recently Issued Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, “Consolidation (Topic 810), Amendments to the Consolidation Analysis (“ASU 2015-02”). This update amends the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities; (ii) eliminates the presumption that a general partner should consolidate a limited partnership; (iii) affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships; and (iv) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The provisions of ASU 2015-02 are effective for quarterly and annual reporting periods beginning after December 15, 2015. The Company is evaluating the effect that ASU 2015-02 will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835- 30), Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. The provisions of ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The guidance in this ASU is to be applied on a retrospective basis. Early adoption is permitted. The Company is evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk has historically been associated with changes in interest rates. The interest rates and cash interest payments were effectively fixed on 100% of our total borrowings of $195.1 million, including $2.3 million of capital lease obligations classified as held-for-sale, as of March 31, 2015. Our 6.25% Notes have a fixed coupon rate. The term loan component of our Senior Credit Facility bears interest of LIBOR plus 4.75% with a LIBOR floor of 1.5% as of March 31, 2015.

We manage our exposure to fluxuations in LIBOR and the resulting impact on interest expense and cash interest payments on our Senior Credit Facility through the utilization of floating-to-fixed interest rate swaps designated as cash flow hedges. As of March 31, 2015, interest expense on 100% of the amount outstanding under the Senior Credit Facility was hedged.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As disclosed under Item 9.A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, management identified a material weakness in internal control over financial reporting relating to the lack of sufficient personnel resources to ensure the operational effectiveness of its management review controls.

Management’s plan for remediation of the material weakness consists of hiring additional qualified personnel resources and utilizing expert external advisors as appropriate. This material weakness was not fully remediated as of the end of the period covered by this report. However, Management has hired additional staff in certain areas and will complete the remediation plan during 2015.

The Company included in its assessment of internal control over financial reporting as of March 31, 2015, certain controls implemented for TekMate, LLC. As discussed below, the Company will complete the implementation of internal controls over financial reporting for TekMate, LLC and incorporation of those controls into its assessment of internal control over financial reporting in 2015.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated any changes in our internal controls over financial reporting that occurred during the first quarter of 2015. During the first quarter of 2015, the Company integrated TekMate, LLC operations into many of its existing internal controls and implemented certain additional internal controls over financial reporting associated with TekMate, LLC. The Company expects to complete the implementation during 2015.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of March 31, 2015 we have recorded litigation accruals of $0.5 million against certain current claims and legal actions. The Company also has $9.0 million of restricted cash held in escrow pending the resolution of potential purchase price adjustments in connection with the Wireless Sale. Other than as described above and as disclosed previously in “Item 3, Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the Company’s risk factors as previously disclosed in “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The risk factors described below should be read in conjunction with those disclosed in our Form 10-K.

Potential warranty, indemnity and purchase price adjustments by GCI.

Under the terms of the Purchase and Sale Agreement we may be subject to potential warranty, indemnity and purchase price adjustments by GCI.

The success of our expansion into IT services.

Our expansion into IT services may not prove to be as successful as currently contemplated.

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

Date: May 8, 2015	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne Graham
Wayne Graham
Chief Financial Officer
(Principal Accounting Officer)