Form 10-Q
period 2015-06-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2015-08-10
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 24, 2015, there were outstanding 50,398,688 shares of Common Stock, $.01 par value, of the registrant.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$36,831	$31,709
Restricted cash	9,467	467
Accounts receivable, net of allowance of $2,240 and $2,338	28,202	30,900
Materials and supplies	4,727	4,321
Prepayments and other current assets	7,309	6,575
Deferred income taxes	13,798	104,245
Current assets held-for-sale	—	9,565

Total current assets	100,334	187,782

Property, plant and equipment	1,322,906	1,333,134
Less: accumulated depreciation and amortization	(961,829)	(976,401)

Property, plant and equipment, net	361,077	356,733

Debt issuance costs	2,092	4,469
Deferred income taxes	11,360	—
Equity method investments	—	252,067
Non-current assets held-for-sale	22	14,664
Other assets	1,854	301

Total assets	$476,739	$816,016

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term obligations	$4,297	$15,521
Accounts payable, accrued and other current liabilities, non-affiliates	64,979	54,373
Accounts payable, accrued and other current liabilities, affiliates, net	—	4,853
Advance billings and customer deposits	4,734	4,490
Current liabilities held-for-sale	—	18,728

Total current liabilities	74,010	97,965

Long-term obligations, net of current portion	188,100	418,447
Deferred income taxes	—	81,267
Other long-term liabilities, net of current portion	63,489	24,370
Non-current liabilities held-for-sale	—	2,107
Deferred AWN capacity revenue, net of current portion	—	56,734

Total liabilities	325,599	680,890

Commitments and contingencies
ACS stockholders’ equity (deficit):
Common stock, $.01 par value; 145,000 authorized; 50,399 issued and outstanding at June 30, 2015; 49,660 issued and outstanding at December 31, 2014	504	497
Additional paid in capital	156,106	154,368
Accumulated deficit	(3,212)	(14,588)
Accumulated other comprehensive loss	(3,411)	(5,151)

Total ACS stockholders’ equity	149,987	135,126
Noncontrolling interest	1,153	—

Total stockholders’ equity	151,140	135,126

Total liabilities and stockholders’ equity	$476,739	$816,016

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Operating revenues:
Operating revenues, non-affiliates	$55,665	$78,803	$120,876	$155,348
Operating revenues, affiliates	—	1,755	575	3,541

Total operating revenues	55,665	80,558	121,451	158,889

Operating expenses:
Cost of services and sales, non-affiliates	30,078	29,800	56,383	59,858
Cost of services and sales, affiliates	—	15,001	4,961	29,761
Selling, general and administrative	22,611	25,314	50,595	49,909
Depreciation and amortization	8,075	8,475	17,016	17,265
(Gain) loss on disposal of assets, net	(724)	410	(39,386)	811
Earnings from equity method investments	—	(9,168)	(3,056)	(17,691)

Total operating expenses	60,040	69,832	86,513	139,913

Operating (loss) income	(4,375)	10,726	34,938	18,976

Other income and expense:
Interest expense	(4,257)	(8,672)	(14,304)	(17,529)
Interest income	17	6	42	14

Total other income and expense	(4,240)	(8,666)	(14,262)	(17,515)

(Loss) income before income tax benefit (expense)	(8,615)	2,060	20,676	1,461

Income tax benefit (expense)	3,755	(975)	(9,319)	(761)

Net (loss) income	(4,860)	1,085	11,357	700

Less net loss attributable to noncontrolling interest	(19)	—	(19)	—

Net (loss) income attributable to ACS	(4,841)	1,085	11,376	700

Other comprehensive income:
Minimum pension liability adjustment	21	23	42	43
Income tax effect	(9)	(9)	(18)	(18)
Amortization of defined benefit plan loss	273	41	546	225
Income tax effect	(112)	(17)	(224)	(93)
Interest rate swap marked to fair value	198	391	397	876
Income tax effect	(82)	(161)	(163)	(360)
Reclassification of loss on ineffective hedge	10	307	1,970	914
Income tax effect	(4)	(126)	(810)	(375)

Total other comprehensive income	295	449	1,740	1,212

Total comprehensive (loss) income attributable to ACS	(4,546)	1,534	13,116	1,912

Net loss attributable to noncontrolling interest	(19)	—	(19)	—
Total other comprehensive income attributable to noncontrolling interest	—	—	—	—

Total comprehensive loss attributable to noncontrolling interest	(19)	—	(19)	—

Total comprehensive (loss) income	$(4,565)	$1,534	$13,097	$1,912

Net (loss) income per share attributable to ACS:
Basic and diluted	$(0.10)	$0.02	$0.23	$0.01

Diluted	$(0.10)	$0.02	$0.22	$0.01

Weighted average shares outstanding:
Basic	50,252	49,377	50,085	49,146

Diluted	50,252	49,910	51,082	49,649

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

Six Months Ended June 30, 2015

(Unaudited, In Thousands Except Per Share Amounts)

	ACS Stockholders’ Equity
	Shares	Common Stock	Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Stockholders’ Equity

Balance, December 31, 2014	49,660	$497	$154,368	$(14,588)	$(5,151)	$—	$135,126

Total comprehensive income (loss)	—	—	—	11,376	1,740	(19)	13,097

Stock compensation	—	—	1,279	—	—	—	1,279

Excess tax benefit from share-based payments	—	—	733	—	—	—	733

Surrender of shares to cover withholding taxes on stock-based compensation	—	—	(402)	—	—	—	(402)

Issuance of common stock, pursuant to stock plans, $.01 par	739	7	128	—	—	—	135

Contributions from noncontrolling interest	—	—	—	—	—	1,172	1,172

Balance, June 30, 2015	50,399	$504	$156,106	$(3,212)	$(3,411)	$1,153	$151,140

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$11,357	$700
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	17,016	17,265
Loss on disposal of assets, net	1,754	811
Gain on wireless sale	(41,140)	—
Unrealized gain on ineffective hedge	(542)	—
Amortization of debt issuance costs and debt discount	4,671	2,666
Amortization of ineffective hedge	1,970	914
Amortization of deferred capacity revenue	(1,469)	(2,010)
Stock-based compensation	1,279	1,193
Deferred income tax (benefit) expense	(3,394)	747
Provision for uncollectible accounts	1,319	1,475
Cash distribution from equity method investments	3,056	17,691
Earnings from equity method investments	(3,056)	(17,691)
Other non-cash expense, net	543	207
Income taxes payable	8,038	—
Changes in operating assets and liabilities	(9,648)	(3,915)

Net cash (used) provided by operating activities	(8,246)	20,053

Cash Flows from Investing Activities:
Capital expenditures	(26,133)	(17,874)
Capitalized interest	(788)	(1,362)
Change in unsettled capital expenditures	674	(4,414)
Cash received in acquisition of business	—	68
Proceeds on wireless sale	278,068	—
Proceeds on sale of assets	3,126	—
Return of capital from equity investment	1,875	7,342

Net cash provided (used) by investing activities	256,822	(16,240)

Cash Flows from Financing Activities:
Repayments of long-term debt	(242,837)	(18,742)
Debt issuance costs	(1,042)	—
Cash paid in acquisition of business	(291)	—
Cash proceeds from noncontrolling interest	250	—
Payment of withholding taxes on stock-based compensation	(402)	(583)
Excess tax benefit from share-based payments	733	—
Proceeds from the issuance of common stock	135	132

Net cash used by financing activities	(243,454)	(19,193)

Change in cash and cash equivalents	5,122	(15,380)
Cash and cash equivalents, beginning of period	31,709	43,039

Cash and cash equivalents, end of period	$36,831	$27,659

Supplemental Cash Flow Data:
Interest paid	$8,941	$16,028
Income taxes paid	$3,942	$14

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

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position, comprehensive income and cash flows of Alaska Communications Systems Group, Inc. and the following wholly owned subsidiaries:

• Alaska Communications Systems Holdings, Inc. (“ACS Holdings”)	• Crest Communications Corporation • WCI Cable, Inc.
• ACS of Alaska, LLC (“ACSAK”)	• WCIC Hillsboro, LLC
• ACS of the Northland, LLC (“ACSN”)	• Alaska Northstar Communications, LLC
• ACS of Fairbanks, LLC (“ACSF”)	• WCI Lightpoint, LLC
• ACS of Anchorage, LLC (“ACSA”)	• Worldnet Communications, Inc.
• ACS Wireless, Inc. (“ACSW”)	• Alaska Fiber Star, LLC
• ACS Long Distance, LLC (“ACSLD”)	• TekMate, LLC
• ACS Internet, LLC (“ACSI”)
• ACS Messaging, Inc. (“ACSM”)
• ACS Cable Systems, LLC (“ACSC”)

In addition to the wholly-owned subsidiaries, the Company has a fifty percent interest in ACS-Quintillion JV, LLC, a joint venture formed by its wholly-owned subsidiary ACS Cable Systems, LLC and Quintillion Holdings, LLC (“QHL”) in connection with the fiber optic network transactions. See Note 3 “Joint Venture” for additional information. The Company previously owned a one-third interest in the Alaska Wireless Network, LLC (“AWN”) which is represented in the Company’s condensed consolidated financial statements as an equity method investment through February 1, 2015. On February 2, 2015, the Company sold this one-third interest in connection with the sale of its wireless operations. See Note 2 “Sale of Wireless Operations” for additional information.

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

The Company has consolidated the financial results of the joint venture with QHL based on its determination that, for accounting purposes, it holds a controlling financial interest in the joint venture and is the primary beneficiary of this variable interest entity. The Company has accounted for and reported QHL’s 50% ownership interest in the joint venture as a noncontrolling interest. See Note 3 “Joint Venture” for additional information.

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income and cash flows for all periods presented. Comprehensive income for the three and six months ended June 30, 2015, are not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2014 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.

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

Accounting Pronouncements Issued Not Yet Adopted

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, “Consolidation (Topic 810), Amendments to the Consolidation Analysis” (“ASU 2015-02”). This update amends the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities; (ii) eliminates the presumption that a general partner should consolidate a limited partnership; (iii) affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships; and (iv) provides a scope exception from the consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The provisions of ASU 2015-02 are effective for quarterly and annual reporting periods beginning after December 15, 2015. The Company is evaluating the effect that ASU 2015-02 will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. The provisions of ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The guidance in this ASU is to be applied on a retrospective basis. Early adoption is permitted. The Company is evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-04, “Compensation – Retirement Benefits (Topic 715), Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” (“ASU 2015-04”). ASU 2015-04 is part of the FASB’s simplification initiative to reduce complexity in accounting standards. Among other things, the amendments in this update provide that for an entity that has a significant event in an interim period that calls for a remeasurement of defined benefit plan assets and obligations, the entity is permitted to remeasure the defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event as opposed to the specific date of the event. The month-end remeasurement of defined benefit plan assets and obligations that is closest to the date of the significant event should be adjusted for any effects of the significant event that may or may not be captured in the month-end measurement. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the date of the significant event that are not caused by the entity. Also, if an entity applies the practical expedient and a contribution is made between the month-end date used to measure defined benefit plan assets and obligations and the entity’s fiscal year-end, the entity should not adjust the fair value of each class of plan assets for the effects of the contribution, but simply disclose the amount of the contribution. ASU 2015-04 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and is to be applied prospectively. Early application is permitted. ASU 2015-04 would potentially affect the Company’s financial statements and related disclosures in the event of a significant event requiring the remeasurement of its defined benefit plan assets and obligations.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 is part of the FASB’s simplification initiative and is intended to assist entities in evaluating the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Adoption may be made prospectively to all arrangements entered into or materially modified after the effective date or retrospectively to all arrangements in place as of the effective date. The Company is evaluating the effect that ASU 2015-05 will have on its consolidated financial statements and related disclosures.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 require that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09 from annual periods beginning after December 15, 2016 to annual periods beginning after December 15, 2017. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method.

2.	SALE OF WIRELESS OPERATIONS

On December 4, 2014, the Company entered into a Purchase and Sale Agreement (the “Agreement”) to sell to General Communication, Inc (“GCI”), ACSW’s interest in AWN and substantially all the assets and subscribers used primarily in the wireless business of ACS and its affiliates (the “Acquired Assets”), as described below, for a cash payment of $300,000, which amount was subject to adjustment for certain working capital assets and liabilities as well as minimum subscriber levels and preferred distributions (the “Wireless Sale”).

The transaction was completed on February 2, 2015. After adjustments for certain working capital assets and liabilities, minimum subscriber levels and preferred distributions totaling $14,612, and $9,000 of cash held in escrow pending resolution of potential additional purchase price adjustments (not reflected in the recognized gain), cash proceeds on the sale were $278,068, of which $240,472 was utilized to pay down our 2010 Senior Secured Credit Facility (“Senior Credit Facility”). The Company recorded a gain before income tax of $41,140 in the six month period ended June 30, 2015.

The following table provides the calculation of the gain:

Consideration:
Cash	$37,596
Cash held in escrow	9,000
Principal payment on Senior Credit Facility	240,472

Total consideration	287,068
Carrying value of assets and liabilities sold:
Equity investment in AWN	250,192
Assets and liabilities, net	5,121
Net change in deferred capacity revenue	(18,385)

Total carrying value of assets and liabilities sold	236,928

Contingent gain	(9,000)

Gain on disposal of assets	$41,140

On August 4, 2015, the Company and GCI entered into an agreement to resolve all outstanding disputes between the parties associated with the sale of the wireless business including finalization of the purchase price adjustments. In July and early August 2015, $7,092 of the $9,000 cash held in escrow was disbursed to the Company and $1,680 was disbursed to GCI. The remaining $228 will be disbursed to the Company upon timely completion of certain backhaul orders during the fourth quarter of 2015, or to GCI in the event the Company does not complete the backhaul orders on a timely basis. Final resolution of escrow disbursements was originally scheduled for February 2016. In the third quarter of 2015, the Company will record an additional gain on, and cash proceeds from, the sale of wireless operations of $7,092. See Note 16, “Subsequent Events.”

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

The two companies entered into a service transition plan in which ACS continued to provide certain retail and back office services to its previous wireless customers for an interim period, which was completed on April 17, 2015. This arrangement did not cover the full cost of providing the service. As of June 30, 2015, the fair value of these services was $3,528, which exceeded the consideration received for this service by approximately $522. This estimated loss was reflected in the calculation of the gain on the sale.

In May 2015, the Company received a cash payment from GCI of $1,680 for timely completion of a transition support agreement. This amount was reflected in cash proceeds and gain on the sale in the second quarter of 2015.

In addition to the major elements discussed above, ACS and its controlled affiliates are restricted from operating a wireless network or providing wireless products or services in Alaska for a period of four years after closing, except for: (a) fixed wireless replacement, (b) WiFi, (c) wireless backhaul and transport, (d) cell site leases and (e) acting as a wireless internet service provider.

As part of the transaction, the Company initiated a plan to sell certain assets associated with realigning operations. These assets include certain handset inventory, which was sold, and retail store leases which were actively marketed for sale to third parties. Upon completion of the service transition plan, the Company accelerated its plan to achieve cost savings related to the wind down of the wireless business and from the synergies derived from becoming a more focused broadband and IT Managed Services company. Key cost avoidance milestones have been achieved, including completing the exit from all retail store locations.

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

The following table provides a reconciliation of the major classes of assets and liabilities included in the Consolidated Balance Sheet under the captions “Current assets held-for-sale”, “Non-current assets held-for-sale,” “Current liabilities held-for-sale” and “Non-current liabilities held-for-sale” at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Current assets:
Accounts receivable, non-affiliates, net	$—	$7,607
Materials and supplies	—	1,958

Total current assets held-for-sale	$—	$9,565

Property, plant and equipment, net of accumulated depreciation of $7 and $8,835	22	14,664

Total non-current assets held-for-sale	$22	$14,664

Current liabilities:
Current portion of long-term obligations	$—	$287
Accounts payable, accrued and other current liabilities, non-affiliates	—	301
Accounts payable, accrued and other current liabilities, affiliates, net	—	14,411
Advance billings and customer deposits	—	3,729

Total current liabilities held-for-sale	$—	$18,728

Long-term obligations, net of current portion	—	2,107

Total non-current liabilities held-for-sale	$—	$2,107

Although they did not meet the criteria for being classified as held-for-sale, certain other assets and liabilities were impacted by the transaction as follows:

•	The equity method investment in AWN, valued at $250,192, was sold to GCI on February 2, 2015.

•	The remaining Deferred AWN capacity revenue, which was created during the AWN transaction in 2013 and was being amortized over the 20 year contract life, was removed. This capacity had a carrying value of $59,672 on February 2, 2015. It was replaced with a new service obligation in the amount of $41,287 which was recorded at the estimated fair value of the services to be provided to GCI in the future and will be amortized over the new contract life of up to 30 years.

•	On February 2, 2015, the Company’s Senior Credit Facility was amended resulting in $240,472 in principal payments and the write-off of associated debt discount and debt issuance costs of $721 and $1,907, respectively in the six month period ended June 30, 2015. For additional information on this amendment, see Note 7 “Long-term Obligations.”

•	Current deferred tax assets of $89,542 representing Federal and state net operating loss carryforwards and state alternative minimum tax credit carryforwards, and non-current deferred tax liabilities of $70,577 related to the Company’s investment in AWN, reversed in the six month period ended June 30, 2015 as a result of the Wireless Sale.

In connection with the Company’s decision to sell its wireless operations the Company has, and will continue to incur, a number of transaction related and wind-down costs throughout 2015. The wind-down costs include those associated with workforce reductions, termination of retail store and other contracts and other associated obligations that meet the criteria for being reported as exit obligations under ASC 420 Exit or Disposal Cost Obligations. In the fourth quarter of 2014, the Company adjusted its inventory held for sale, less cost to sell, to fair value and began to incur labor obligations. The wind-down costs were more significant in the first half of 2015, and will decline in the second half of the year. Significant wind-down costs included contract termination costs associated with retail store leases. These obligations included costs associated with the disposal of capital lease assets and liabilities and costs to vacate operating leases which had a remaining term of approximately 11 years and a remaining contract value of $2,797 at February 2, 2015. Exit from these leases was substantially complete as of June 30, 2015. Transaction costs include legal, debt amendment, accounting and other costs necessary to consummate the transaction. The Company has incurred $11,308 in transaction and wind-down costs in 2015.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

2.	SALE OF WIRELESS OPERATIONS (Continued)

The following table summarizes the Company’s current obligations for exit activities as of and for the six month period ended June 30, 2015:

	Labor Obligations	Contract Terminations	Other Associated Obligations	Total
Balance, December 31, 2014	$490	$—	$—	$490
Charged to expense	4,639	3,950	233	8,822
Paid and/or settled	(4,273)	(3,950)	(102)	(8,325)

Balance, June 30, 2015	$856	$—	$131	$987

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

3.	JOINT VENTURE

During the second quarter of 2015, the Company entered into a series of transactions with ConocoPhillips Alaska, Inc. (“CPAI”) and QHL which included the acquisition of a fiber optic network on the North Slope from CPAI and the establishment of a joint venture with QHL. The network will enable commercially-available, high-speed connectivity where only high-cost microwave and satellite communications were available. Through the ACS and QHL joint venture, this network will be made available to other telecom carriers in the market. The transactions described below were all entered into concurrently on April 2, 2015 and in contemplation of each of the other transactions.

Transactions with CPAI

The Company, through its wholly-owned subsidiary ACS Cable Systems, LLC, acquired from CPAI a fiber optic cable (including conduit, licenses, permits and right-of-ways) running from the Kuparuk Operating Center to the Trans-Alaska Pipeline System Pump Station #1 (the “Fiber Optic System”). The purchase price was $11,000, $5,500 of which was paid by the Company at closing and the balance of which is payable on or before April 4, 2016. The Company sold to CPAI a 30 year indefeasible right of use (“IRU”) on certain fibers from the Fiber Optic System. The sales price was $400, all of which was paid by CPAI at closing. The Company and CPAI also entered into agreements for the exchange of IRUs, pipeline access, conduit and future capacity, and the prepayment of certain fees and services.

Transactions with QHL

The Company sold certain fiber strands from the Fiber Optic System to QHL for $5,300, $2,650 of which was paid by QHL at closing and the balance of which is payable on or before April 2, 2016. The Company and QHL also exchanged 30 year IRU agreements.

Formation of Joint Venture

On April 2, 2015, the Company, through its wholly-owned subsidiary ACS Cable Systems, LLC, entered into a joint venture agreement with QHL to form ACS-Quintillion JV, LLC (the “Joint Venture”) for the purpose of expanding the fiber optic network, and making the network available to other telecom carriers. The Joint Venture may also participate in and facilitate other capital and service initiatives in the telecom industry. The Company and QHL each contributed to the Joint Venture IRUs with a combined value of $1,844 ($922 by each party). Each party also contributed cash of $250. The Company contributed an additional IRU with a value of $461. The Company and QHL each hold a 50% voting interest in the Joint Venture.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

3.	JOINT VENTURE (Continued)

Accounting Treatment

The above transactions for which no cash was exchanged (nonmonetary transactions) have been determined to be reciprocal transfers because, for each individual transaction, or combination of transactions, an asset or obligation was received for an asset or obligation relinquished, and have been determined to have commercial substance based on the Company’s expectations regarding the future cash flow streams from the assets received. The nonmonetary transactions, including both assets and services, have been recorded at fair value which was equivalent to carrying value. There were no gains or losses recorded by the Company in connection with these exchanges.

The Company has determined that the transactions described above do not constitute a business combination as defined in ASC 805, “Business Combinations.”

The Company has determined that the Joint Venture is a Variable Interest Entity as defined in ASC 810, “Consolidation.” The Company has consolidated the financial results of the Joint Venture based on its determination that, the 50% voting interest of each party notwithstanding, for accounting purposes it holds a controlling financial interest in, and is the primary beneficiary of, the Joint Venture. This determination was based on (i) the Company’s role as Joint Venture manager and its right to a management fee equal to a percentage of the Joint Venture’s collected gross revenue; (ii) the Company’ engineering, design, installation, service and maintenance expertise in the telecom industry and its existing relationships and presence in the Alaska telecom market are expected to be significant factors in the successful operation of the Joint Venture; and (iii) the Company’s expected future utilization of certain assets of the Joint Venture in the operation of the Company’s business. There was no gain or loss recorded by the Company on the initial consolidation of the Joint Venture. The Company has accounted for and reported QHL’s 50% ownership interest in the Joint Venture as a noncontrolling interest.

The table below provides certain financial information about the Joint Venture included in the Company’s consolidated balance sheet at June 30, 2015. Cash may only be utilized to settle obligations of the Joint Venture:

June 30, 2015
Cash	$500
Fiber and IRUs	$2,304

The operating results and cash flows of the Joint Venture in the second quarter of 2015 were not material.

4.	EQUITY METHOD INVESTMENTS

The Company had no equity method investments at June 30, 2015. The Company’s equity method investment at December 31, 2014 consisted of a one-third interest in AWN. See Note 2 “Sale of Wireless Operations” for information regarding the Company’s sale of its ownership interest in AWN on February 2, 2015. The following table provides the Company’s ownership interest and investment in AWN at the dates indicated:

	June 30,	December 31,
	2015	2014
	Ownership Interest	Ownership Interest	June 30, 2015	December 31, 2014
Alaska Wireless Network, LLC	0%	33.33%	$—	$252,067

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

4.	EQUITY METHOD INVESTMENTS (Continued)

Summarized financial information for AWN for the periods during which the Company had an ownership interest is as follows:

	June 30, 2015	December 31, 2014
Current assets	$—	$139,237
Non-current assets	$—	$554,608
Current liabilities	$—	$91,247
Non-current liabilities	$—	$21,505
Equity	$—	$581,093

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues	$—	$64,665	$21,457	$127,702
Gross profit	$—	$45,785	$15,745	$89,703
Operating income	$—	$29,243	$9,757	$56,212
Net income	$—	$29,155	$9,722	$56,032
Adjusted Free Cash Flow (1)	$—	$32,948	$10,805	$67,449

(1)	Adjusted Free Cash Flow as defined in the Operating Agreement.

5.	FAIR VALUE MEASUREMENTS

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The fair value of the Company’s Senior Credit Facility, convertible notes and other long-term obligations of $194,355 at June 30, 2015, were estimated based primarily on quoted market prices (Level 1). The carrying values of these liabilities totaled $192,397 at June 30, 2015.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, at each hierarchical level:

	June 30, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other long-term liabilities:
Interest rate swaps	$(478)	$—	$(478)	$—	$(1,416)	$—	$(1,416)	$—

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

5.	FAIR VALUE MEASUREMENTS (Continued)

Derivative Financial Instruments

The Company uses floating-to-fixed interest rate swaps to manage variable interest rate risk. The notional amounts of these swaps at June 30, 2015, are $115,500 and $77,000 with interest rates of 7.220% and 7.225%, respectively, inclusive of a 4.75% LIBOR spread. The swaps began on June 30, 2012 and expire on September 30, 2015. At low LIBOR rates, payments under the swaps increased the Company’s cash interest expense.

The outstanding amount of the swaps as of a period end are reported on the balance sheet at fair value, represented by the estimated amount the Company would receive or pay to terminate the swaps. They are valued using models based on readily observable market parameters for all substantial terms of the contracts and are classified within Level 2 of the fair value hierarchy.

On December 4, 2014, upon the announcement of the sale of its wireless operations, $240,472 of the Company’s Senior Credit Facility was expected to be repaid. Hedge accounting treatment on the interest rate swap in the notional amount of $115,500 was discontinued because it became “possible” that the interest payments on which the swap were intended to hedge would not occur. At February 2, 2015, 95.5% or $110,268 of the $115,500 swap was deemed ineffective and, therefore, future changes in fair value will be recorded to interest expense. As of June 30, 2015, $541 was credited to interest expense for the ineffective portion.

The following table presents information about the floating-to-fixed interest rate swaps in the total notional amount of $192,500 as of and for the six month periods ending June 30, 2015 and 2014:

	2015	2014
Balance, January 1	$1,416	$3,234
Reclassified from accumulated other comprehensive loss to other long-term liabilities	(397)	(876)
Change in fair value credited to interest expense	(541)	—

Balance, June 30	$478	$2,358

Deferred Capacity Revenue

As discussed in Note 2 “Sale of Wireless Operations,” the Company entered into an agreement to provide wholesale services to GCI on February 2, 2015. A national valuation firm was engaged to assist in the determination of the fair value of the obligation of $41,287 at February 2, 2015, which will be amortized to revenue over the contract life of 10 to 30 years. The service obligation had a carrying value of $40,450 at June 30, 2015, and is included in “Other long-term liabilities, net of current portion” and “Accounts payable, accrued and other current liabilities, non-affiliates” on our Consolidated Balance Sheet.

The following table describes the valuation techniques used to measure the fair value of the service obligation and the significant unobservable inputs and values for those inputs:

Description	Estimated Fair Value	Valuation Technique	Level 3 Unobservable Inputs	Significant Input Values
Deferred Capacity Revenue	$41,287	Cost/Replacement Value and Discounted Cash Flow	Weighted Average Cost of Capital Cost trend factor Estimated % used by GCI Historical cost of underlying assets	11.00% 1% - 4% 1% - 100% Actual cost

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

5.	FAIR VALUE MEASUREMENTS (Continued)

Other Items

As discussed in Note 3, “Joint Venture,” the Company entered into agreements with CPAI and QHL. These transactions included the exchange of certain assets and liabilities, all of which were established at fair value on the date of the transactions.

The following table describes the valuation techniques used to measure the fair value of the assets and liabilities recorded by the Company, including those recognized through consolidation of the Joint Venture, and the significant unobservable inputs:

	Estimated	Valuation	Level 3
Description	Fair Value	Technique	Unobservable Inputs
IRU Assets	$2,304	Cost	Historical cost of underlying assets
IRU Obligations	$4,153	Cost	Historical cost of underlying assets

The carrying value of these items at June 30, 2015 was as follows:

IRU Assets	$2,304
IRU Obligations	$4,153

6.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities, non-affiliates consist of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Accounts payable - trade	$14,244	$25,672
Accrued payroll, benefits, and related liabilities	13,965	18,086
Income taxes payable	8,038	—
Contingent sale proceeds held in escrow	9,000	—
Note payable, non-interest bearing, due 2016	5,500	—
Other	14,232	10,615

	$64,979	$54,373

Advance billings and customer deposits consist of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Advance billings	$4,703	$4,449
Customer deposits	31	41

	$4,734	$4,490

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

7.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at June 30, 2015 and December 31, 2014:

	2015	2014
2010 senior credit facility term loan due 2016	$80,355	$322,700
Debt discount - 2010 senior credit facility term loan due 2016	(972)	(1,014)
6.25% convertible notes due 2018	114,000	114,000
Debt discount - 6.25% convertible notes due 2018	(6,172)	(7,242)
Capital leases and other long-term obligations	5,186	5,524

	192,397	433,968
Less current portion	(4,297)	(15,521)

Long-term obligations, net of current portion	$188,100	$418,447

As of June 30, 2015, the aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to June 30, 2015, were as follows:

2015 (July 1 - December 31)	$2,332
2016 (January 1 - December 31)	79,251
2017 (January 1 - December 31)	433
2018 (January 1 - December 31)	114,358
2019 (January 1 - December 31)	153
2020 (January 1 - December 31)	57
Thereafter	2,957

$199,541

The Senior Credit Facility was amended effective February 2, 2015 in connection with the Wireless Sale, including the sale of the Company’s interest in AWN (“Second Amendment”). Proceeds on the Wireless Sale were utilized to reduce the outstanding balance of the Senior Credit Facility by $240,472.

Certain of the terms in the Second Amendment as compared with those terms as amended effective November 1, 2012 are as follows:

	First	Second
	Amendment	Amendment

Interest rate:
Margin over LIBOR	4.75%	4.75%
LIBOR floor	1.50%	1.50%
Total Leverage to Adjusted EBITDA Ratio Limit:
March 31, 2015 and thereafter	5.25	5.25
Senior Secured Leverage to Adjusted EBITDA Ratio Limit:
March 31, 2015 and thereafter	4.25	3.00
Adjusted EBITDA to Fixed Charges Coverage Ratio Minimum:
March 31, 2015 through September 15, 2015	2.50	2.00
December 31, 2015 and thereafter	2.75	2.00

In connection with the $240,472 principal payment made with proceeds from the Wireless Sale, expected future quarterly principal payments on the Senior Credit Facility were reduced proportionately from $3,675 to $936, effective January 1, 2015, and from $3,300 to $841, effective January 1, 2016.

See Note 16 “Subsequent Events” for a discussion of the Company’s refinancing activities as of the filing date of this report.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

8.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Deferred GCI capacity revenue, net of current portion	$38,379	$—
Other deferred IRU capacity revenue, net of current portion	5,088	3,335
Other	20,022	21,035

	$63,489	$24,370

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the six month period ended June 30, 2015:

	Defined Benefit Pension Plan	Interest Rate Swaps	Total
Balance, December 31, 2014	$(3,639)	$(1,512)	$(5,151)
Other comprehensive income before reclassifications	24	234	258
Reclassifications from accumulated comprehensive loss to net income	322	1,160	1,482

Net other comprehensive income	346	1,394	1,740

Balance, June 30, 2015	$(3,293)	$(118)	$(3,411)

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

10.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, stock options, restricted stock, stock-settled stock appreciation rights, performance share units and other awards may be granted to officers, employees, consultants, and non-employee directors.

The following table summarizes the restricted stock unit, long-term incentive award and non-employee director stock compensation activity for the six month period ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	1,299	$2.30
Granted	1,130	1.82
Vested	(627)	2.72
Canceled or expired	(75)	1.94

Nonvested at June 30, 2015	1,727	$1.85

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

10.	STOCK INCENTIVE PLANS (Continued)

The following table summarizes the performance share unit activity for the six month period ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	790	$3.32
Granted	1,094	2.09
Vested	(257)	1.70
Canceled or expired	(193)	1.97

Nonvested at June 30, 2015	1,434	$2.85

The following table summarizes the assumptions used for valuation of equity instruments granted during the six month periods ended June 30, 2015 and 2014:

	2015	2014
Restricted stock:
Risk free rate	0.00%	0.03% - 0.23%
Expected annual forfeiture rate	9%	9%

The following table provides selected information about the Company’s share-based compensation for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total compensation cost for share-based payments	$795	$540	$1,279	$1,193
Weighted average grant-date fair value of equity instruments granted (per share)	$2.37	$1.87	$1.95	$1.89
Total grant date fair value of shares vested during the period	$123	$113	$2,470	$2,829
Unamortized share-based payments	$3,648	$2,017	$3,648	$2,017
Weighted average period (in years) to be recognized as expense	1.6	1.7	1.6	1.7

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

11.	EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share assumes no dilution and is computed by dividing net income (loss) attributable to ACS by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potential common share equivalents include options, restricted stock granted to employees and deferred shares granted to directors. The Company includes dilutive stock options based on the “treasury stock method.”

The Company’s 6.25% Convertible Notes due 2018 (“6.25% Notes”) are convertible by the holder beginning February 1, 2018 at an initial conversion rate of 97.2668 shares of common stock per one thousand dollars principal amount of the 6.25% Notes. This is equivalent to an initial conversion price of approximately $10.28 per share of common stock. Given that the Company’s current share price is well below $10.28, the Company does not anticipate that there will be a conversion of the 6.25% Notes into equity. Effective in the first quarter of 2015, the Company determined that it has the intent and ability to settle the principal and interest payments on its 6.25% Notes in cash over time. This determination was based on (i) the Company’s improved liquidity position subsequent to the Wireless Sale, including its performance against the financial ratios defined under the terms of its Senior Credit Facility, reduced levels of debt and increased availability under its revolving credit facility; (ii) its intention to refinance its term loan facility to provide additional borrowing flexibility; and (iii) its expectations of future operating performance. Accordingly, 11,088 shares related to the 6.25% Notes have been excluded from the calculation of diluted earnings per share for the three and six month periods ended June 30, 2015.

In connection with the Company’s acquisition of the remaining 51% interest in TekMate, LLC (“TekMate”), $800 was payable at the Company’s option either in cash or issuance of common stock in 2014. The Company determined in the second quarter of 2014 to settle this liability in cash, which was then paid on July 15, 2014. Accordingly, these potential share equivalents were not included in earnings per share as potential common stock equivalents for the three and six month periods ended June 30, 2014.

Due to the Company’s reported net loss for the three month period ended June 30, 2015, 3,659 potential common share equivalents outstanding, which consisted of restricted stock and deferred shares granted to directors, were anti-dilutive.

In the three and six month periods ended June 30, 2014, 24 options and SSARs were out-of-the-money and, therefore, were anti-dilutive and excluded from the calculation. Additionally, 11,088 shares related to the Company’s convertible notes were anti-dilutive for the three and six month periods ended June 30, 2014.

The calculation of basic and diluted earnings per share for the three and six month periods ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income attributable to ACS	$(4,841)	$1,085	$11,376	$700

Weighted average common shares outstanding:
Basic shares	50,252	49,377	50,085	49,146
Effect of stock-based compensation	—	533	997	503

Diluted shares	50,252	49,910	51,082	49,649

(Loss) earnings per share:
Basic	$(0.10)	$0.02	$0.23	$0.01

Diluted	$(0.10)	$0.02	$0.22	$0.01

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

12.	RETIREMENT PLANS

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

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. As of June 30, 2015, this plan is not fully funded under the Employee Retirement Income Security Act of 1974, as amended.

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest cost	$165	$172	$331	$332
Expected return on plan assets	(186)	(195)	(373)	(375)
Amortization of loss	294	64	588	268

Net periodic pension expense	$273	$41	$546	$225

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental non-cash transaction and nonmonetary exchange information for the six month periods ended June 30, 2015 and 2014:

	2015	2014
Supplemental Non-cash Transactions:
Capital expenditures incurred but not yet paid at June 30	$8,106	$4,225
Property acquired under capital leases	$20	$44
Additions to ARO asset	$6	$289
Accrued acquisition purchase price	$(291)	$1,086
Contingent sale proceeds held in escrow	$9,000	$—
Net change in restricted cash	$(9,000)	$—
Assets contributed to joint venture by noncontrolling interest	$922	$—
Note receivable on sale of asset	$2,650	$—

Nonmonetary Exchanges:
Property, plant and equipment	$710	$—
Deferred revenue	$(2,310)	$—
Prepaid expenses	$1,600	$—
IRUs received	$2,765	$—
IRUs relinquished	$(2,765)	$—

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

14.	BUSINESS SEGMENTS

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

15.	COMMITMENTS AND CONTINGENCIES

The Company enters into purchase commitments with vendors in the ordinary course of business. The Company also has long-term purchase contracts with vendors to support the on-going needs of its business. These purchase commitments and contracts have varying terms and in certain cases may require the Company to buy goods and services in the future at predetermined volumes and at fixed prices.

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company establishes an accrual when a particular contingency is probable and estimable, and has recorded litigation accruals of $647 at June 30 2015 against certain current claims and legal actions. At June 30, 2015, the Company also had $9,000 of cash held in escrow pending the resolution of potential purchase price adjustments in connection with the Wireless Sale. As described in Note 16, “Subsequent Events,” all purchase price adjustments were resolved on August 4, 2015. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

16.	SUBSEQUENT EVENTS

Debt Refinancing

During the second quarter of 2015, the Company commenced an effort to refinance its 2010 Senior Credit Facility Term Loan due 2016. As of July 30, 2015, the Company had received commitment letters totaling $100,000 for senior and revolving loan facilities. These commitments are customary for facilities of this size and type and contain standard conditions to close, including entering into underlying credit agreements and completion of legal due diligence. The Company currently expects to satisfy these conditions during the third quarter of 2015.

Sale of Wireless Operations

On August 4, 2015, the Company and GCI entered into an agreement to resolve all outstanding disputes between the parties associated with the sale of the wireless business including finalization of the purchase price adjustments. In July and early August 2015, $7,092 of the $9,000 cash held in escrow was disbursed to the Company and $1,680 was disbursed to GCI. The remaining $228 will be disbursed to the Company upon timely completion of certain backhaul orders during the fourth quarter of 2015, or to GCI in the event the Company does not complete the backhaul orders on a timely basis. Final resolution of escrow disbursements was originally scheduled for February 2016. In the third quarter of 2015, the Company will record an additional gain on, and cash proceeds from, the sale of wireless operations of $7,092. See Note 16, “Subsequent Events.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	governmental and public policy changes, including on-going changes in our revenues or obligations we will assume to receive these revenues, resulting from regulatory actions affecting inter-carrier compensation, Universal Service Funding for high cost support, and on-going support for programs such as lifeline services to our customers

•	our ability to complete the wind-down that we have targeted following the sale of our wireless operations. Achieving these cost reductions is key to generating cash flow from operating activities. If we are delayed in achieving these goals, or the cost reductions we achieve are less than targeted, our financial condition will be impacted

•	our ability to complete the refinancing of our term loan facility which matures in October 2016, and the cost and availability of such refinancing which is subject to changes in the credit market

•	our size because we are a smaller sized competitor in the markets we serve and we compete against large competitors with substantially greater resources

•	the Alaskan economy, which is expected to be impacted by continued low prices of relevant crude oil, which, if sustained is expected to have a significant impact on both the level of spending by the State of Alaska and the level of investment in resource development projects by major exploration companies in Alaska. Both outcomes will impact the economy in the markets we serve and impact our future financial performance

•	disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the physical infrastructure, operating systems or devices that our customers use to access our products and services

•	our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including on-going capital expenditures needed to upgrade our network to industry competitive speeds

•	our ability to continue to develop attractive, integrated products and services to evolving industry standards, and meet the pressure from competition to offer these services at lower prices

•	unanticipated damage to one or more of our undersea fiber optic cables resulting from construction or digging mishaps, fishing boats or other reasons

•	structural declines for voice and other legacy services within the telecommunications industry

•	a maintenance or other failure of our network or data centers

•	a failure of information technology (“IT”) systems

•	a third party claim that the Company is infringing upon their intellectual property, resulting in litigation or licensing expenses, or the loss of our ability to sell or support certain products including certain wireless devices sold prior to the Wireless Sale

•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan

•	the success or failure of any future acquisitions or other major transactions

•	geologic or other natural disturbances relevant to the location of our operations

•	the ability to attract, recruit, retain and develop the workforce necessary for implementing our business plan

•	the success of the Company’s expansion into IT services

•	the success of our joint venture with Quintillion Holdings, LLC to provide broadband solutions to the North Slope of Alaska

•	the matters described under “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and subsequent quarterly Reports on Form 10-Q.

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

OVERVIEW

We have evolved from a wireline/wireless telecom provider and, through a series of transactions and investments, we are now a wireline provider of leading broadband telecommunication and Managed information technology (“IT Managed”) services primarily to business and wholesale customers in and out of Alaska. We also provide telecommunication services to consumers throughout the state. Our facilities based communications network extends throughout Alaska and connects to the contiguous states via our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. We operate in a two player terrestrial wireline market and we estimate our market share to be less than 25% statewide. However, our revenue performance relative to our largest competitor suggests that we are gaining market share in the markets we are serving.

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

Given these dynamics, in the fourth quarter of 2014 we entered into an agreement to sell our retail wireless operations and our interest in AWN to GCI. On February 2, 2015, this transaction was consummated. Cash proceeds on the sale were $278.1 million, of which $240.5 million was used to pay down our 2010 Senior Secured Credit Facility (“Senior Credit Facility”). We received an additional $7.1 million in the third quarter of 2015 upon finalization of the purchase price adjustments. The remaining cash balances were designed to fund taxes associated with the transaction, transaction and wind-down costs associated with reducing our workforce and closing retail stores, and general corporate purposes. The wind-down activities were substantial in the first half of the year and included cost avoidance through the closure and buyout of substantially all of our retail store locations, significant employee reductions in areas that supported the retail wireless business, and other synergies associated with being a smaller, more focused company. The wind-down activities were accelerated upon the completion of the transition services agreement, with significant employee reductions and buyouts of retail stores in the second quarter. These activities resulted in significant one-time costs, and the benefit of these activities will result in lower operating expenses on a go forward basis, which will result in improved cash flow from operations and free cash flow. Key milestones with wind-down activities associated with cost avoidance were achieved, including store closures. Cost reductions associated with synergies associated with being a smaller, more focused broadband and IT Managed Services company will continue throughout 2015. Through this transaction, we have eliminated our exposure to the highly competitive wireless business.

As we move to the second half of the year, our cost structure will increasingly reflect the benefit of avoided costs and synergies associated with the wind-down activities. Further, continued revenue growth will benefit overall profitability, and we are targeting run rate annual Adjusted EBITDA of approximately $54 million to $56 million exiting 2015. Our top line performance remains strong and recent wins point to positive momentum.

We now operate in an $800 million telecom market which is growing approximately five percent annually. Including IT Services, in which we have an increasing level of focus, the size of the overall market is $1.5 billion.

Our goal is to continue to generate industry leading revenue growth in this market through investments in sales, marketing and product development while expanding our broadband network capabilities. We also seek to improve our customer service, and we use the Net Promoter Score (“NPS”) framework to track the feedback of our customers for virtually all customer interactions. We believe that higher NPS scores will allow us to increasingly provide a differentiated service experience for our customers, which will support our growth. We are also focused on expanding our margins, and we utilize the LEAN framework to eliminate waste and simplify how we do business.

On April 2, 2015, we entered into an agreement with ConocoPhillips to purchase a terrestrial fiber network on the North Slope. This network allows us to provide broadband solutions to the oil and gas sector in a market that previously had no competition, and continue to advance our sales of IT Managed services. Also on April 2, 2015, the Company entered into a joint venture agreement with Quintillion Holdings, LLC for the purpose of expanding the fiber optic network, and making the network available to other telecom carriers. The joint venture may also participate in and facilitate other capital and service initiatives in the telecom industry. The contribution from this investment will not be material in 2015 as we are focused on operationalizing the network to meet our service level standards.

During the second quarter of 2015, we commenced an effort to refinance our 2010 Senior Credit Facility Term Loan due 2016. As of July 30, 2015, we had received commitment letters totaling $100 million for senior and revolving loan facilities. These commitments are customary for facilities of this size and type and contain standard conditions to close, including entering into underlying credit agreements and completion of legal due diligence. We currently intend to satisfy these conditions during the third quarter of 2015.

REGULATORY UPDATE

The items reported under Part I, “Item 1 Business – Regulation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, are updated as follows. This section should be read in conjunction with the corresponding items previously disclosed in our Annual Report.

State of Alaska Regulation

On July 8, 2014, HB169 was signed into law which eliminates the RCA’s jurisdiction over telephone directories (Chapter No. 64, SLA 2014). The new law went into effect on October 6, 2014. The effect of the legislation reduces ACS’s costs for production and distribution of white page directories. On April 15, 2015, the RCA commenced a new rulemaking to consider modification of its regulations in response to the enactment of HB169. After industry comment, the RCA determined that it would remove the requirement to produce, publish and distribute a directory in paper or electronic format from its regulations.

On February 27, 2015, the RCA concluded its inquiry into interexchange Carrier of Last Resort issues via an ongoing rulemaking proceeding. Final regulations have been issued. We continue to anticipate that the outcome of this proceeding is unlikely to result in our assuming additional responsibilities.

On June 30, 2015, the ACS Local Exchange Companies, operating under competitive market regulations, raised their residential local rates by $2.00 for the first time in over ten years. RCA approval was not required. These rate changes are now effective.

The RCA has opened numerous dockets to consider electronic tariff filing, modifications and clarification to its competitive market regulations, annual operating reports as well as numerous other annual and often outdated reports. Neither the outcomes, nor the impacts, of these rulemakings are unclear.

US Federal Regulatory Matters

In March 2015, the FCC reclassified broadband Internet access service as a “telecommunications service” that is now subject to legacy common carrier regulations that formerly applied only to traditional circuit switched telephone services. These regulations took effect on June 12, 2015, and include requirements for just, reasonable and not unreasonably discriminatory rates, terms, and conditions of service. In addition, the FCC’s order preserved and expanded requirements to disclose broadband service performance, network management, and applicable commercial terms, although the FCC created a temporary exemption from the expanded disclosure requirements for service providers like Alaska Communications that have 100,000 or fewer broadband subscribers. The FCC directed its Consumer and Governmental Affairs Bureau to assess whether and in what form this exemption should continue by December 2015, and that Bureau has now sought further public comment on the matter. Because these common carrier requirements have not previously been applied to broadband Internet access services, and the FCC’s order lacks many specifics, it is difficult for us to assess the full extent of the impact of this new regulatory framework on our business.

In June 2015, the FCC proposed additional changes to its federal low-income universal service support program, known as Lifeline. Lifeline today subsidizes the cost of voice services for low-income consumers, and provides a higher level of support for those living on Tribal Lands, including the entire state of Alaska. Among other things, the FCC sought comment on the use of federal low-income universal service support to subsidize the cost of broadband Internet access service. In addition, the FCC sought comment on whether to tie the level of additional low-income support available to consumers living in areas of Tribal Lands to population density, with higher density areas receiving less support. Until the FCC issues final rules, it is difficult for us to assess the extent to which these proposals may affect our business.

The Company has argued to the FCC that the nationwide Connect America Fund (“CAF”) Phase II cost model is an inappropriate vehicle for setting support levels and broadband deployment obligations in areas outside the contiguous U.S. and that the model does not accurately reflect broadband installation costs in Alaska. As a result, the FCC has offered the Company, and other carriers outside the contiguous states, the option of continuing to receive support equal to the current, CAF Phase I level instead of having to migrate to the CAF Phase II nationwide cost model. The Company has formally indicated its interest in continuing to receive support at the current levels and is seeking clarification of the obligations it will have to undertake to receive that support.

Business Plan Core Principles

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on being the most successful broadband solutions company in Alaska by delivering the best customer experience in the markets we choose to serve. To do this we will continue to:

•	Create a Workplace That Develops Our People and Celebrates Success. We believe an engaged workforce is critical to our success.

•	Create a Consistent Customer Experience Every Time. We strive to deliver service as promised to our customers, and make it right if our customers are not satisfied with what we delivered. We track virtually every customer interaction and we utilize the Net Promoter Score framework for assessing the satisfaction of our customers.

•	Relentlessly Simplify How We Do Business. We believe we must reduce waste, which is defined as any activity that does not add value to its intended customer. Doing so improves the experience we deliver to our customers. We make investments in technology and process improvement, utilize the LEAN framework, and expect these efforts to meaningfully impact our financial performance in the long-term.

•	Offer Broadband Solutions to Our Customers at Work and Home. We are building on strength in designing, building and operating quality broadband networks and providing new products and solutions to our customers.

We believe we can create value for our shareholders by:

•	Driving revenue growth through increasing broadband and IT Managed service revenues,

•	Generating Adjusted EBITDA and Free Cash Flow growth through margin management, and

•	Selectively investing success based capital into opportunities that generate appropriate return on investment.

2015 Operating Initiatives

•	Improve our service experience to all of our customers in a differentiated manner from our competition.

•	Complete the sale of our wireless operations, the subsequent transition service plan, and the wind-down of our wireless operations.

•	Achieve our Adjusted EBITDA run rate targets and be one of the lowest levered companies in our industry on a run rate Adjusted EBITDA basis.

•	Continue to advance our offerings of IT Managed services including security services and monitoring.

•	Expand our deployment of broadband solutions such as hosted VOIP and VPLS, and take advantage of our Metro Ethernet Forum designation.

•	Continue to win anchor tenant type customers such as contracts signed in July 2015 with a regional health care consortium and a regional medical center, our recent transaction with ConocoPhillips, which was consummated on April 2, 2015, and the State of Alaska broadband network, which was awarded to us in 2014, representing the first time we have done substantial business with the largest purchaser of telecom services in Alaska in over ten years.

•	Drive continued improvements in our service delivery organization to shorten service intervals and meet customers’ desired due dates.

•	Refinance our Senior Credit Facility.

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

Operating Revenues

Because we completed the Wireless Sale in February 2015, our year over year comparisons are impacted by the wind-down of wireless revenue and related costs of services and sales beginning in the first quarter of 2015. Accordingly, consolidated operating revenues of $55.7 million decreased $24.9 million, or 30.9%, in the second quarter of 2015 compared with the second quarter of 2014. Total wireless & AWN related revenue declined $24.1 million, or 96.2%, in the second quarter of 2015 compared with the second quarter of 2014. Total wireless and AWN related revenue, including transition services revenue, is currently estimated to total approximately $13.0 million for the full year 2015 compared with $99.8 million in 2014.

Business and Wholesale service revenue, which is our highest priority, of $29.9 million increased $2.1 million, or 7.7%, compared with $27.8 million in the second quarter of 2014. Solid year over year growth was reported in broadband (12.1%) and Wholesale (11.0%).

Adjusted EBITDA

Adjusted EBITDA, as defined in “Non-GAAP Financial Measures” (“Adjusted EBITDA”) of $11.1 million in the second quarter of 2015 decreased $12.7 million, or 53.6%, from $23.8 million in the second quarter of 2014 due primarily to completion of the Wireless Sale and the resulting year over year reduction in cash distributions from AWN, and the fact that wind down activities could not be accelerated until completion of the transition services agreement. We expect Adjusted EBITDA to improve from these levels, and our focus for 2015 is to continue to deliver revenue growth sequentially, realize the benefit of our lower cost structure, and deliver on our financial guidance of generating an annual Adjusted EBITDA run rate of $54 million to $56 million as we exit 2015. Our performance in the first half of the year indicates that we are currently on track to meet this objective.

Operating Metrics

Operating metrics are essential to understand the characteristics of our revenues and drivers of our key areas of revenue growth or decline. Business broadband connections of 19,412 and average monthly revenue per user (“ARPU”) of $213.96 at June 30, 2015, were up from connections of 19,077 and ARPU of $194.96 in the comparable period of 2014. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as does a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and Wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons we do not disclose our sales or performance in MRC.

Consumer broadband connections of 34,895 were down 10.6% year over year due to our discontinuance of providing lower bandwidth speeds. However, consumer broadband ARPU improved to $60.37 in the second quarter of 2015 compared with $52.51 in the second quarter of 2014 as the result of customers moving to our higher bandwidth products.

The table below provides certain key operating metrics as of or for the periods indicated. ARPU is defined as average monthly revenue per user.

	June 30,
	2015	2014

Voice:
At quarter end:
Consumer access lines	40,888	46,740
Business access lines	78,544	80,172
Quarter:
ARPU - consumer	$26.73	$26.95
ARPU - business	$23.53	$23.63
Year-to-date:
ARPU - consumer	$26.62	$26.74
ARPU - business	$23.22	$23.52

Broadband:
At quarter end:
Consumer connections	34,895	39,022
Business connections (2)	19,412	19,077
Quarter:
ARPU - consumer	$60.37	$52.51
ARPU - business (1) (2)	$213.96	$194.96
Year-to-date:
ARPU - consumer	$59.33	$51.12
ARPU - business	$207.44	$191.38

Churn:
Voice connections	1.1%	1.9%
Broadband connections	2.6%	2.4%

(1)	Business broadband ARPU was restated to reflect the movement of IT services revenue into a separate category.
(2)	We have changed the calculation of broadband connections to exclude certain internal use circuits. Historical amounts have been restated to reflect appropriate comparisons period over period.

Liquidity

Cash proceeds on the Wireless Sale were $278.1 million, of which $240.5 million was utilized to pay down our Senior Credit Facility. On August 4, 2015, we entered into an agreement with GCI to resolve all outstanding disputes associated with the sale of the wireless business including finalization of the purchase price adjustments. In July and early August 2015, $7.1 million of the $9.0 million cash held in escrow was disbursed to us and $1.7 million was disbursed to GCI. The remaining $0.2 million will be disbursed to us upon timely completion of certain backhaul orders during the fourth quarter of 2015, or to GCI in the event we do not complete the backhaul orders on a timely basis. Final resolution of escrow disbursements was originally scheduled for February 2016. In the third quarter of 2015, we will record an additional gain on, and cash proceeds from, the sale of wireless operations of $7.1 million. Net debt (defined as total debt, plus capital lease obligations held for sale, less cash and cash equivalents) at June 30, 2015 was $155.6 million compared with $404.7 million at December 31, 2014.

We used $8.2 million of cash from operating activities in the firsts six months of 2015 compared with $20.1 million generated in the first six months of 2014. This decrease was primarily the result of the initial wind-down of our wireless operations in 2015 and a year over year reduction in cash distributions received from AWN.

Other Initiatives

Our 2015 Operating Initiatives, as discussed above, are expected to drive continued improvement in operating performance and liquidity.

RESULTS OF OPERATIONS

All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

	Three Months ended June 30,
(in thousands)	2015	2014	Change	% Change
Service Revenue:
Business and Wholesale Customers
Voice	$5,552	$5,671	$(119)	-2.1%
Broadband	12,431	11,085	1,346	12.1%
IT Services	810	945	(135)	-14.3%
Other	1,901	1,775	126	7.1%
Wholesale	9,174	8,266	908	11.0%

Business and Wholesale service revenue	29,868	27,742	2,126	7.7%

Consumer Customers
Voice	3,342	3,837	(495)	-12.9%
Broadband	6,523	6,244	279	4.5%
Other	247	359	(112)	-31.2%

Consumer service revenue	10,112	10,440	(328)	-3.1%

Total Service Revenue	39,980	38,182	1,798	4.7%

Growth in Service Revenue	4.7%
Growth in Broadband Service Revenue	9.4%

Other Revenue:
Equipment Sales	1,333	1,274	59	4.6%
Access	8,471	8,968	(497)	-5.5%
High Cost Support	4,920	7,075	(2,155)	-30.5%

Total Service and Other Revenue	54,704	55,499	(795)	-1.4%

Growth in Service and Other Revenue	-1.4%
Growth excluding equipment sales	-1.6%

Wireless and AWN related revenue:
Service revenue, equipment sales and other	242	19,694	(19,452)	-98.8%
Transition services	719	—	719	n/a
CETC	—	4,516	(4,516)	-100.0%
Amortization of deferred AWN capacity revenue	—	849	(849)	-100.0%

Total Wireless & AWN Related Revenue	961	25,059	(24,098)	-96.2%

Total operating revenues	$55,665	$80,558	$(24,893)	-30.9%

Operating expenses:
Cost of services and sales, non-affiliate	30,078	29,800	278	0.9%
Cost of services and sales, affiliate	—	15,001	(15,001)	-100.0%
Selling, general and administrative	22,611	25,314	(2,703)	-10.7%
Depreciation and amortization	8,075	8,475	(400)	-4.7%
(Gain) loss on disposal of assets, net	(724)	410	(1,134)	n/a
Earnings from equity method investments	—	(9,168)	9,168	-100.0%

Total operating expenses	60,040	69,832	(9,792)	-14.0%

Operating (loss) income	(4,375)	10,726	(15,101)	n/a

Other income and expense:
Interest expense	(4,257)	(8,672)	4,415	-50.9%
Interest income	17	6	11	n/a

Total other income and expense	(4,240)	(8,666)	4,426	-51.1%

(Loss) income before income tax benefit (expense)	(8,615)	2,060	(10,675)	n/a

Income tax benefit (expense)	3,755	(975)	4,730	n/a

Net (loss) income	(4,860)	1,085	(5,945)	n/a
Less net loss attributable to noncontrolling interest	(19)	—	(19)	n/a

Net (loss) income attributable to ACS	$(4,841)	$1,085	$(5,926)	n/a

Operating Revenue

Business and Wholesale

Business and Wholesale revenue of $29.9 million increased $2.1 million, or 7.7%, in the second quarter of 2015 from $27.8 million in the second quarter of 2014. This improvement was primarily driven by a $1.3 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Although broadband connections have grown modestly at 1.8%, broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Broadband ARPU increased to $213.96 in the second quarter of 2015 from $194.96 in the second quarter of 2014, an increase of 9.7%. Additionally, wholesale revenue increased $0.9 million related to an increase in carrier circuits, of which $0.6 million was associated with our new capacity agreement with GCI. Prior to the Wireless Sale, the revenues associated with this agreement were associated with a related-party agreement with AWN and reported as Wireless and AWN related revenue. These increases were partially offset by a $0.1 million decrease in IT services and a $0.1 million decrease in traditional voice revenue due to 1,628 fewer connections year over year and lower ARPU of $23.53 compared with $23.63 in the prior year due to price compression.

Consumer

Consumer revenue of $10.1 million decreased $0.3 million, or 3.1%, in the second quarter of 2015 due to a change in mix. Voice revenue decreased $0.5 million primarily due to 5,852 fewer connections and a slight decrease in ARPU to $26.73 from $26.95 in the prior year. This trend is expected to continue as more customers discontinue using their fixed landline voice service and move to wireless alternatives. Partially offsetting this decline, broadband revenue increased $0.3 million to $6.5 million in 2015 from $6.2 million in 2014. Broadband connections decreased 4,127 year over year; however customers are subscribing to higher levels of bandwidth speeds, which resulted in a 15.0% increase in ARPU to $60.37 from $52.51 in the prior year.

Other Revenue

Other revenue of $14.7 million decreased $2.6 million, or 15.0%, in the second quarter of 2015 from $17.3 million in the second quarter of 2014 due to a $2.2 million decrease in high cost support primarily due to a non-recurring $2.1 million release of reserves in the second quarter of 2014. Additionally, there was a decrease of $0.5 million in access revenue caused primarily by lower eligible access lines combined with a lower rate per line.

Wireless and AWN Related

Wireless and AWN related revenue of $1.0 million decreased $24.1 million, or 96.2%, in the second quarter 2015 from $25.1 million in the second quarter of 2014. The wind-down of our wireless operations effective February 2, 2015 resulted in a $24.8 million decrease in service revenue, equipment sales, CETC revenue and the reclassification of capacity revenue noted in business and wholesale above. The recognition of transition services revenue of $0.7 million in the second quarter of 2015 partially offset these declines.

Operating Expenses

Cost of Services and Sales, Non-Affiliates

Cost of services and sales, non-affiliates of $30.1 million increased $0.3 million, or 0.9%, in the second quarter of 2015 from $29.8 million in the second quarter of 2014. This slight increase primarily reflects $4.4 million of storefront exit and other wind-down costs associated with the sale of our wireless operations and an increase in labor costs of $0.7 million primarily associated with the acquisition of TekMate in January 2014. These increases were largely offset by a $4.5 million decrease in wireless device and accessory costs and a $0.5 million decrease in wireless C-DMA maintenance costs.

Cost of Services and Sales, Affiliates

Cost of services and sales decreased to zero in the second quarter of 2015 from $15.0 million in the second quarter of 2014 due to the sale of our wireless operations and the discontinuance of all affiliate transactions.

Selling, General and Administrative

Selling, general and administrative expenses of $22.6 million decreased $2.7 million, or 10.7%, in the second quarter of 2015 from $25.3 million in the second quarter of 2014. This decrease was driven by a $1.3 million reduction in wireless agent commissions, billing costs and property tax expense, and a $1.7 million reduction in customer service cost as a result of the wireless sale. Bad debt expense declined $1.0 million due to certain recoveries on rural health care customers. In addition, incentive based compensation expense and sales and marketing related expenses were down $0.8 million and $0.2 million, respectively, year over year. Partially offsetting these decreases were $2.6 million in severance, wind-down and transaction costs associated with the wireless sale.

Depreciation and Amortization

Depreciation and amortization expense of $8.1 million decreased $0.4 million, or 4.7%, in the second quarter of 2015 from $8.5 million in the same period of 2014. Depreciation was relatively flat due to the offsetting impact of higher depreciation on assets recently placed in service and a decline in depreciation due to assets sold in connection with the Wireless Sale.

(Gain) Loss on Disposal of Assets, Net

The net gain on the disposal of assets of $0.7 million in the second quarter of 2015 consisted of a $1.4 million gain on the sale of our wireless operations primarily related to the completion of the transition support agreement, partially offset by losses of $0.6 million associated with abandoned and cancelled capital projects. The loss on the disposal of assets of $0.4 million in the second quarter of 2014 was primarily associated with the write off of wireless inventory.

Other Income and Expense

Interest expense of $4.3 million in the second quarter of 2015 decreased $4.4 million compared with $8.7 million in the same period of 2014. This decrease was due primarily to lower outstanding debt year over year triggered by the pay down of $240.5 million of our Senior Secured Credit Facility in February of 2015.

Income Taxes

The income tax benefit and effective tax rate in the second quarter of 2015 were $3.8 million and 43.6%, respectively, compared with income tax expense of $1.0 million and an effective rate of 47.3% in the second quarter of 2014.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of our joint venture with QHL was $19 thousand in the second quarter of 2015.

Net (Loss) Income Attributable to ACS

The net loss of $4.8 million in the second quarter of 2015 compares with net income of $1.1 million in the same period of 2014. The year over year results reflect the revenue and expense items discussed above.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

	Six Months ended June 30,
(in thousands)	2015	2014	Change	% Change
Service Revenue:
Business and Wholesale Customers
Voice	$10,982	$11,282	$(300)	-2.7%
Broadband	24,063	21,696	2,367	10.9%
IT Services	1,539	1,533	6	0.4%
Other	3,600	3,456	144	4.2%
Wholesale	18,116	16,179	1,937	12.0%

Business and Wholesale service revenue	58,300	54,146	4,154	7.7%

Consumer Customers
Voice	6,770	7,713	(943)	-12.2%
Broadband	13,022	12,105	917	7.6%
Other	536	782	(246)	-31.5%

Consumer service revenue	20,328	20,600	(272)	-1.3%

Total Service Revenue	78,628	74,746	3,882	5.2%

Growth in Service Revenue	5.2%
Growth in Broadband Service Revenue	9.7%

Other Revenue:
Equipment Sales	2,910	2,111	799	37.8%
Access	17,057	17,961	(904)	-5.0%
High Cost Support	9,841	13,349	(3,508)	-26.3%

Total Service and Other Revenue	108,436	108,167	269	0.2%

Growth in Service and Other Revenue	0.2%
Growth excluding equipment sales	-0.5%

Wireless and AWN related revenue:
Service revenue, equipment sales and other	6,300	39,171	(32,871)	-83.9%
Transition services	4,769	—	4,769	n/a
CETC	1,654	9,861	(8,207)	n/a
Amortization of deferred AWN capacity revenue	292	1,690	(1,398)	-82.7%

Total Wireless & AWN Related Revenue	13,015	50,722	(37,707)	-74.3%

Total operating revenues	$121,451	$158,889	$(37,438)	-23.6%

Operating expenses:
Cost of services and sales, non-affiliate	56,383	59,858	(3,475)	-5.8%
Cost of services and sales, affiliate	4,961	29,761	(24,800)	-83.3%
Selling, general and administrative	50,595	49,909	686	1.4%
Depreciation and amortization	17,016	17,265	(249)	-1.4%
(Gain) loss on disposal of assets, net	(39,386)	811	(40,197)	n/a
Earnings from equity method investments	(3,056)	(17,691)	14,635	n/a

Total operating expenses	86,513	139,913	(53,400)	-38.2%

Operating income	34,938	18,976	15,962	84.1%

Other income and expense:
Interest expense	(14,304)	(17,529)	3,225	-18.4%
Interest income	42	14	28	n/a

Total other income and expense	(14,262)	(17,515)	3,253	-18.6%

Income before income tax expense	20,676	1,461	19,215	n/a

Income tax expense	(9,319)	(761)	(8,558)	n/a

Net income	11,357	700	10,657	n/a
Less net loss attributable to noncontrolling interest	(19)	—	(19)	n/a

Net income attributable to ACS	$11,376	$700	$10,676	n/a

Operating Revenue

Business and Wholesale

Business and Wholesale revenue of $58.3 million increased $4.2 million, or 7.7%, in the six month period of 2015 from $54.1 million in the six month period of 2014. This improvement was primarily driven by a $2.4 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Although broadband connections have grown modestly at 1.8%, growth of broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Broadband ARPU increased to $207.44 in 2015 from $191.38 in 2014, an increase of 8.4%. Additionally, wholesale revenue increased $1.9 million related to an increase in carrier circuits, of which $1.0 million was associated with our new capacity agreement with GCI. Prior to the Wireless Sale, the revenues associated with this agreement were associated with a related-party agreement with AWN and reported as Wireless and AWN related revenue. These increases were partially offset by a $0.3 million decrease in traditional voice revenue due to 1,628 fewer connections year over year and lower ARPU of $23.22 compared with $23.52 in the prior year due to price compression.

Consumer

Consumer revenue of $20.3 million decreased marginally in the six month period of 2015 due to a change in mix. Voice revenue decreased $0.9 million primarily due to 5,852 fewer connections and a slight decrease in ARPU to $26.62 from $26.74 in 2015. This trend is expected to continue as more customers discontinue using their fixed landline voice service and move to wireless alternatives. Largely offsetting this decline, broadband revenue increased $0.9 million to $13.0 million in the six month period of 2015 from $12.1 million in the six month period of 2014. Broadband connections decreased 4,127 year over year; however customers are subscribing to higher levels of bandwidth speeds, which resulted in an increase in ARPU to $59.33 from $51.12 in the prior year, an increase of 16.1%.

Other Revenue

Other revenue of $29.8 million decreased $3.6 million, or 10.8%, in the six month period of 2015 from $33.4 million in the six month period of 2014 due to a $3.5 million decrease in high cost support primarily due to a non-recurring $3.5 million release of reserves in the first half of 2014. Additionally, there was a decrease of $0.9 million in access revenue caused primarily by lower eligible access lines combined with a lower rate per line. Partially offsetting these decreases was an increase of $0.8 million in equipment sales and installations.

Wireless and AWN Related

Wireless and AWN related revenue of $13.0 million decreased $37.7 million, or 74.3%, in the six month period of 2015 from $50.7 million in the six month period of 2014. The wind-down of our wireless operations effective February 2, 2015 resulted in a $42.5 million decrease in service revenue, equipment sales, CETC revenue and the reclassification of capacity revenue noted in business and wholesale above. The recognition of transition services revenue of $4.8 million in the six month period of 2015 partially offset these declines.

Operating Expenses

Cost of Services and Sales, Non-Affiliates

Cost of services and sales, non-affiliates of $56.4 million decreased $3.5 million, or 5.8%, in the six month period of 2015 from $59.9 million in the same period of 2014. This decrease was due primarily to a decline of $7.4 million in wireless device and accessory costs and a decrease of $0.9 million related to maintenance of the wireless CDMA network. Additionally, access expense declined by $0.5 million due to the wireless sale and facilities expenses were down $0.4 million. Partially offsetting these decreases were $4.7 million in storefront exit and other wind-down costs associated with the sale of our wireless operations and an increase in labor costs of $1.4 million primarily associated with the acquisition of TekMate in January 2014.

Cost of Services and Sales, Affiliates

Cost of services and sales, affiliates of $5.0 million decreased $24.8 million in the six month period of 2015 from $29.8 million in the same period of 2014. This decrease was due to the sale of our wireless operations on February 2, 2015 and the discontinuance of affiliate transactions.

Selling, General and Administrative

Selling, general and administrative expenses of $50.6 million increased $0.7 million, or 1.4%, in the six month period of 2015 from $49.9 million in the same period of 2014. This increase was driven by a $6.6 million increase in severance, transaction and other wind-down costs associated with the sale of our wireless operations. Offsetting this increase were a $2.2 million reduction in customer service costs and a $1.6 million decrease in wireless agent commission, billing costs and property taxes as a result of the wireless sale. In addition, incentive based compensation expense decreased $1.3 million and sales and marketing related expenses decreased $0.6 million year over year.

Depreciation and Amortization

Depreciation and amortization expense of $17.0 million decreased $0.2 million, or 1.4%, in the six month period of 2015 from $17.2 million in the same period of 2014. Depreciation was relatively flat due to the offsetting impact of higher depreciation on assets recently placed in service and a decline in depreciation due to assets sold in connection with the Wireless Sale.

(Gain) Loss on Disposal of Assets, Net

The net gain on the disposal of assets of $39.4 million in the six month period of 2015 reflected the $41.1 million gain on the sale of our wireless operations on February 2, 2015, partially offset by losses of $0.8 million associated with abandoned and cancelled projects. The loss of $0.8 million in the six month period of 2014 was associated with the write off of obsolete inventory and $0.4 million related to projects that moved to AWN.

Other Income and Expense

Interest expense of $14.3 million in the six month period of 2015 decreased $3.2 million compared with $17.5 million in the same period of 2014 due primarily to lower outstanding debt year over year. This decrease was partially offset by the write off of debt issuance and debt discount costs and the reclassification of over hedged swaps to interest expense in 2015 related to the $240.5 million pay down of our Senior Credit Facility on February 2, 2015.

Income Taxes

Income tax expense and the effective tax rate in the six month period of 2015 were $9.3 million and 45.1%, respectively, compared with $0.8 million and 52.1% in the six month period of 2014. The income tax expense in 2015 includes an amount related to unrealized amortization of stock compensation.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of our joint venture with QHL was $19 thousand in the six month period of 2015.

Net Income Attributable to ACS

Net income of $11.4 million in the six month period of 2015 compares with $0.7 million in the same period of 2014. The year over year results reflect the revenue and expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures and debt service in the first six months of 2015 through internally generated funds, distributions from AWN and a portion of the proceeds on the Wireless Sale. At June 30, 2015, we had $36.8 million in cash and cash equivalents, $9.5 million in restricted cash and a $30.0 million undrawn revolving credit facility. Outstanding standby letters of credit commit $1.4 million of that available revolving credit facility at June 30, 2015.

Our major sources and uses of funds in the six months ended June 30, 2015 and 2014 are as follows:

	Six Months Ended June 30,
(in thousands)	2015	2014
Net cash (used) provided by operating activities	$(8,246)	$20,053
Capital expenditures	$(26,133)	$(17,874)
Change in unsettled capital expenditures	$674	$(4,414)
Proceeds on wireless sale	$278,068	$—
Proceeds on sale of assets	$3,126	$—
Return of capital from equity investment	$1,875	$7,342
Net debt repayments	$(242,837)	$(18,742)
Debt issuance costs	$(1,042)	$—
Interest paid	$(8,941)	$(16,028)
Income taxes paid	$(3,942)	$(14)

Cash Flows from Operating Activities

Cash used by operating activities of $8.2 million in the first six months of 2015 compares with $20.1 million provided by operating activities in the first six months of 2014. This decrease was primarily due to the wind-down of our wireless operations in 2015, a year over year reduction in cash distributions received from AWN and settlement of amounts due to AWN associated with wind-down of the wireless operations, partially offset by lower cash interest payments. See Results of Operations – Operating Revenue – Wireless and AWN Related for additional discussion.

Interest payments, net of cash interest income and including capitalized interest, were $8.9 million and $16.0 million in the first six months of 2015 and 2014, respectively. Through a series of interest rate swap transactions, interest on 100% of our term loan at June 30, 2015 is effectively fixed at an annual rate of 7.225% until September 2015. Our $120.0 million convertible debt has a fixed coupon rate of 6.25% and a current outstanding balance of $114.0 million.

Cash Flows from Investing Activities

Cash provided by investing activities of $256.8 million in the first six months of 2015 included proceeds on the Wireless Sale of $278.1 million, which excludes $9.0 million placed in escrow and classified as restricted cash pending resolution of potential purchase price adjustments. This amount was reported as a non-cash transaction in the notes to our financial statements. The purchase price adjustments were resolved in the third quarter of 2015 (see Note 16, “Subsequent Events”). Proceeds from investing activities also included $1.9 million of cash distributions from AWN and $3.1 million on the sale of assets, primarily associated with the sale of fiber on the North Slope fiber optic network to CPAI and QHL. Total cash paid on capital spending (capital expenditures net of change in unsettled capital expenditures) was $25.5 million, including $5.5 million for the fiber optic network purchased from CPAI and $4.8 million associated with spend incurred in a prior period. Of the $26.1 million incurred in the first six months of 2015, $11.0 million was for the fiber optic network ($5.5 million of which is payable in 2016) and an additional $5.1 million was success based versus maintenance.

Cash used by investing activities in the first six months of 2014 consisted of capital expenditures totaling $22.3 million associated primarily with our fiber and circuit network build out and IT infrastructure, partially offset by $7.3 million of cash distributions as a return of capital from our equity method investments.

Our networks require the timely maintenance of plant and infrastructure, and our historical capital expenditures have been significant. However, excluding the purchase of the North Slope fiber optic network, we expect them to be reduced from levels incurred in 2014. Future capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, and our decision to pursue specific acquisition and investment opportunities. We intend to fund future capital expenditures with cash on hand and net cash generated from operations.

Cash Flows from Financing Activities

Cash used by financing activities of $243.5 million in the first six months of 2015 consisted primarily of repayments of long term debt of $242.8 million, including $240.5 million paid on our Senior Credit Facility from proceeds on the Wireless Sale. We also incurred debt issuance costs of $1.0 million primarily associated with the amendment to our Senior Credit Facility and made a final contingent payment of $0.3 million in connection with our acquisition of TekMate. Cash proceeds from financing activities included a $0.3 million contribution to our joint venture with Quintillion by the noncontrolling interest and $0.1 million of proceeds from the issuance of common stock.

Cash used in financing activities of $19.2 million in the first six months of 2014 consisted primarily of repayments of long term debt of $18.7 million, including the early payment of $13.2 million in annual scheduled payments and a voluntary $5.0 million payment on the term loan component of our Senior Credit Facility for 2014.

Liquidity and Capital Resources

Consistent with our history, our current and long-term liquidity could be impacted by a number of challenges, including, but not limited to: (i) refinancing our Senior Credit Facility which becomes due in October 2016; (ii) the annual funding of other obligations, including our pension plans and lease commitments; (iii) potential future reductions in our revenues resulting from governmental and public policy changes, including regulatory actions affecting revenue from Universal Service Funds; (iv) the capital intensive nature of our industry; (v) our need to respond to and fund the rapid technological changes inherent to our industry, including new products; (vi) the potential funding of certain contingent liabilities; and (vii) our ability to obtain adequate financing to support our business and pursue growth opportunities.

We are responding to these challenges by (i) driving retail growth in broadband revenues to business and wholesale consumers; (ii) completing our wind down activities; (iii) achieving our run rate Adjusted EBITDA targets; (iv) holding capital spending to between $34 million and $36 million annually; and (v) refinancing our Senior Credit Facility.

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

As disclosed below, we were in compliance with all such ratios as of June 30, 2015.

Total Leverage Ratio: Our “total leverage ratio” may not exceed 5.25 to 1.00 and was 3.29 to 1.00 as of June 30, 2015.

Senior Secured Leverage Ratio: Our “senior secured leverage ratio” may not exceed 3.00 to 1.00 and was 1.79 to 1.00 as of June 30, 2015.

Fixed Charges Coverage Ratio: Our “fixed charges coverage ratio” may not be less than 2.00 to 1.00 and was 3.14 to 1.00 as of June 30, 2015.

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

The Company has disclosed Adjusted EBITDA as net income before interest, depreciation and amortization, gain or loss on asset purchases or disposals, earnings on equity method investments, gain on the sale of our wireless operations, income taxes, AWN and Wireless Sale transaction related costs, stock-based compensation, net loss attributable to noncontrolling interest and expenses under the Company’s long term cash incentive plan (“LTCI”). LTCI expenses are considered part of an interim compensation structure to mitigate the dilutive impact of additional share issuances for executive compensation. Distributions from AWN are included in Adjusted EBITDA.

Free cash flow is defined as Adjusted EBITDA, less recurring operating cash requirements which include capital expenditures, net of cash received for a fiber build for carrier customer, less cash interest expense, significant non-cash revenue associated with our interconnection agreement with AWN and GCI, and in the purchase of the North Slope fiber network.

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

The following table provides the computation of our Non-GAAP measures for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net (loss) income	$(4,860)	$1,085	$11,357	$700
Add (subtract):
Interest expense	4,257	8,672	14,304	17,529
Interest income	(17)	(6)	(42)	(14)
Depreciation and amortization	8,075	8,475	17,016	17,265
Loss on disposal of assets, net	697	410	1,754	811
Earnings from equity method investment in TekMate	—	—	—	(12)
Earnings from equity method investment in AWN	—	(9,168)	(3,056)	(17,679)
Gain on sale of assets	(1,421)	—	(41,140)	—
AWN distributions received/receivable, net	—	12,500	765	25,000
AWN distributions received for the prior period	—	(4,167)	—	(4,167)
AWN distributions receivable within 12 days	—	4,167	—	4,167
Income tax (benefit) expense	(3,755)	975	9,319	761
Stock-based compensation	795	540	1,279	1,193
Long-term cash incentives	308	301	642	985
Net loss attributable to noncontrolling interest	19	—	19	—
Wireless sale transaction-related and wind-down costs	6,962	40	11,308	212

Adjusted EBITDA	$11,060	$23,824	$23,525	$46,751

Less:
Capital expenditures	(9,233)	(10,710)	(15,133)	(17,874)
Milestone billings for fiber build project for a carrier customer	—	—	2,500	—

Net capital expenditures	(9,233)	(10,710)	(12,633)	(17,874)

Purchase of North Slope fiber network:
Acquisition price	(11,000)	—	(11,000)	—
Less: 50% due in 2016	5,500	—	5,500	—
Less: proceeds on sale of fiber to joint venture partner	2,650	—	2,650	—
Less: other cash proceeds	400	—	400	—

Net North Slope purchase	(2,450)	—	(2,450)	—

Amortization of deferred GCI/AWN capacity revenue	(630)	(952)	(1,348)	(1,896)
Cash interest expense	(5,557)	(9,466)	(8,941)	(16,028)

Free cash flow	$(6,810)	$2,696	$(1,847)	$10,953

OUTLOOK

Our outlook for the remainder of 2015 is to deliver on the financial guidance we have provided to investors, while continuing to invest in new products and services to meet the growing needs of our customers, all while consistently delivering a high quality service experience to our customers. Based on our performance in the first half of the year, we re-affirmed our financial guidance. Significant events that we are managing include completion of the wind-down of our wireless operations, achievement of our Adjusted EBITDA run rate targets, refinancing our debt, and being one of the lowest levered companies in our industry.

Our financial guidance is as follows:

•	Total service and other revenue of approximately $220 million.

•	Run rate Adjusted EBITDA exiting 2015 of $54 million to $56 million.

•	Net capital spending of $34 million to $36 million.

•	Net debt at year end of approximately $159 million.

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of June 30, 2015, we have recorded litigation accruals of $0.6 million against certain of those claims and legal actions. At June 30, 2015, the Company also had $9.0 million of restricted cash held in escrow pending the resolution of potential purchase price adjustments in connection with the Wireless Sale, which were resolved in August 2015 (See Note 16, “Subsequent Events”). Estimates involved in developing these litigation accruals could change as these claims, legal actions and regulatory proceedings progress. See also Part II, “Item 1, Legal Proceedings.”

EMPLOYEES

As of June 30, 2015 we employed 710 regular full-time employees, 7 regular part-time employees and 7 temporary employees, compared with 805, 35 and 6, respectively at December 31, 2014. Approximately 56% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement with the IBEW governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska through December 31, 2016. Management considers employee relations to be generally good.

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

Accounting Pronouncements Issued Not Yet Adopted

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

In April 2015, the FASB issued ASU 2015-04, “Compensation – Retirement Benefits (Topic 715), Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” (“ASU 2015-04”). ASU 2015-04 is part of the FASB’s simplification initiative to reduce complexity in accounting standards. Among other things, the amendments in this update provide that for an entity that has a significant event in an interim period that calls for a remeasurement of defined benefit plan assets and obligations, the entity is permitted to remeasure the defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event as opposed to the specific date of the event. The month-end remeasurement of defined benefit plan assets and obligations that is closest to the date of the significant event should be adjusted for any effects of the significant event that may or may not be captured in the month-end measurement. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the date of the significant event that are not caused by the entity. Also, if an entity applies the practical expedient and a contribution is made between the month-end date used to measure defined benefit plan assets and obligations and the entity’s fiscal year-end, the entity should not adjust the fair value of each class of plan assets for the effects of the contribution, but simply disclose the amount of the contribution. ASU 2015-04 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and is to be applied prospectively. Early application is permitted. ASU 2015-04 would potentially affect the Company’s financial statements and related disclosures in the event of a significant event requiring the remeasurement of its defined benefit plan assets and obligations.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 is part of the FASB’s simplification initiative and is intended to assist entities in evaluating the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Adoption may be made prospectively to all arrangements entered into or materially modified after the effective date or retrospectively to all arrangements in place as of the effective date. The Company is evaluating the effect that ASU 2015-05 will have on its consolidated financial statements and related disclosures.

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 require that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09 from annual periods beginning after December 15, 2016 to annual periods beginning after December 15, 2017. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk has historically been associated with changes in interest rates. The interest rates and cash interest payments were effectively fixed on 100% of our total borrowings of $192.4 million as of June 30, 2015. Our 6.25% Notes have a fixed coupon rate. The term loan component of our Senior Credit Facility bears interest of LIBOR plus 4.75% with a LIBOR floor of 1.5% as of June 30, 2015.

We manage our exposure to fluxuations in LIBOR and the resulting impact on interest expense and cash interest payments on our Senior Credit Facility through the utilization of floating-to-fixed interest rate swaps designated as cash flow hedges. As of June 30, 2015, interest expense on 100% of the amount outstanding under the Senior Credit Facility was hedged.

During the second quarter of 2015, the Company commenced an effort to refinance its 2010 Senior Credit Facility Term Loan due 2016. As of July 30, 2015, the Company had received commitment letters totaling $100 million for senior and revolving loan facilities. These commitments are customary for facilities of this size and type and contain standard conditions to close, including entering into underlying credit agreements and completion of legal due diligence. The Company currently intends to satisfy these conditions during the third quarter of 2015.

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

Management’s plan for remediation of the material weakness consisted of hiring additional qualified personnel resources and utilizing expert external advisors as appropriate. This material weakness was not fully remediated as of the end of the period covered by this report. However, management has completed the hiring process and will complete the remediation plan during 2015.

The Company included in its assessment of internal control over financial reporting as of June 30, 2015, certain controls implemented for TekMate, LLC. As discussed below, the Company will complete the implementation of internal controls over financial reporting for TekMate, LLC and incorporation of those controls into its assessment of internal control over financial reporting in 2015.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated any changes in our internal controls over financial reporting that occurred during the second quarter of 2015. During the second quarter of 2015, the Company completed the hiring process, including additional qualified personnel resources and the utilization of expert external advisors, associated with remediation of the material weakness as discussed above. During the first half of 2015, the Company also integrated TekMate, LLC operations into many of its existing internal controls and implemented certain additional internal controls over financial reporting associated with TekMate, LLC. The Company expects to complete the implementation during 2015.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of June 30, 2015 we have recorded litigation accruals of $0.6 million against certain current claims and legal actions. At June 30, 2015, the Company also had $9.0 million of restricted cash held in escrow pending the resolution of potential purchase price adjustments in connection with the Wireless Sale which were resolved in August 2015 (see Note 16, “Subsequent Events”). Other than as described above and as disclosed previously in “Item 3, Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

The success of our joint venture with Quintillion Holdings, LLC.

Our joint venture with Quintillion Holdings, LLC established, in part, to provide broadband solutions to the North Slope of Alaska may not prove to be as successful as currently contemplated.

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

Date: August 10, 2015	ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne Graham
Wayne Graham
Chief Financial Officer
(Principal Accounting Officer)