Form 10-Q
period 2015-09-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2015-11-05
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 26, 2015, there were outstanding 50,414,959 shares of Common Stock, $.01 par value, of the registrant.

		Page
		Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets (Unaudited) As of September 30, 2015 and December 31, 2014	3
	Condensed Consolidated Statements of Comprehensive Income (Unaudited) For the Three and Nine Months Ended September 30, 2015 and 2014	4
	Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) For the Nine Months Ended September 30, 2015	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2015 and 2014	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	47

PART II.	Other Information

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	48

Item 6.	Exhibits	49

Signatures		50

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.INS
Exhibit 101.SCH
Exhibit 101.CAL
Exhibit 101.DEF
Exhibit 101.LAB
Exhibit 101.PRE

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$42,104	$31,709
Restricted cash	2,052	467
Accounts receivable, net of allowance of $2,022 and $2,338	24,506	30,900
Materials and supplies	4,927	4,321
Prepayments and other current assets	7,846	6,575
Deferred income taxes	12,943	104,245
Current assets held-for-sale	—	9,565

Total current assets	94,378	187,782

Property, plant and equipment	1,332,184	1,333,134
Less: accumulated depreciation and amortization	(967,140)	(976,401)

Property, plant and equipment, net	365,044	356,733

Deferred income taxes	5,047	—
Equity method investments	—	252,067
Non-current assets held-for-sale	—	14,664
Other assets	1,843	301

Total assets	$466,312	$811,547

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$3,249	$15,521
Accounts payable, accrued and other current liabilities, non-affiliates	58,030	54,373
Accounts payable, accrued and other current liabilities, affiliates, net	—	4,853
Advance billings and customer deposits	4,603	4,490
Current liabilities held-for-sale	—	18,728

Total current liabilities	65,882	97,965

Long-term obligations, net of current portion	185,403	413,978
Deferred income taxes	—	81,267
Other long-term liabilities, net of current portion	61,776	24,370
Non-current liabilities held-for-sale	—	2,107
Deferred AWN capacity revenue, net of current portion	—	56,734

Total liabilities	313,061	676,421

Commitments and contingencies
ACS stockholders’ equity:
Common stock, $.01 par value; 145,000 authorized; 50,414 issued and outstanding at September 30, 2015; 49,660 issued and outstanding at December 31, 2014	504	497
Additional paid in capital	156,724	154,368
Accumulated deficit	(1,973)	(14,588)
Accumulated other comprehensive loss	(3,120)	(5,151)

Total ACS stockholders’ equity	152,135	135,126
Noncontrolling interest	1,116	—

Total stockholders’ equity	153,251	135,126

Total liabilities and stockholders’ equity	$466,312	$811,547

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Operating revenues:
Operating revenues, non-affiliates	$54,735	$76,683	$175,611	$232,031
Operating revenues, affiliates	—	1,782	575	5,323

Total operating revenues	54,735	78,465	176,186	237,354

Operating expenses:
Cost of services and sales, non-affiliates	24,673	31,416	81,056	91,274
Cost of services and sales, affiliates	—	13,534	4,961	43,295
Selling, general and administrative	20,387	25,017	70,982	74,926
Depreciation and amortization	8,475	8,585	25,491	25,850
(Gain) loss on disposal of assets, net	(6,978)	(199)	(46,364)	612
Earnings from equity method investments	—	(11,556)	(3,056)	(29,247)

Total operating expenses	46,557	66,797	133,070	206,710

Operating income	8,178	11,668	43,116	30,644

Other income and (expense):
Interest expense	(4,077)	(8,615)	(18,381)	(26,144)
Loss on extinguishment of debt	(2,250)	—	(2,250)	—
Interest income	14	28	56	42

Total other income and (expense)	(6,313)	(8,587)	(20,575)	(26,102)

Income before income tax expense	1,865	3,081	22,541	4,542

Income tax expense	(663)	(1,203)	(9,982)	(1,964)

Net income	1,202	1,878	12,559	2,578

Less net loss attributable to noncontrolling interest	(37)	—	(56)	—

Net income attributable to ACS	1,239	1,878	12,615	2,578

Other comprehensive income:
Minimum pension liability adjustment	21	21	63	64
Income tax effect	(9)	(8)	(27)	(26)
Amortization of defined benefit plan loss	273	113	819	338
Income tax effect	(112)	(46)	(336)	(139)
Interest rate swap marked to fair value	199	471	596	1,347
Income tax effect	(81)	(194)	(244)	(554)
Reclassification of loss on ineffective hedge	—	362	1,970	1,276
Income tax effect	—	(149)	(810)	(524)

Total other comprehensive income	291	570	2,031	1,782

Total comprehensive income attributable to ACS	1,530	2,448	14,646	4,360

Net loss attributable to noncontrolling interest	(37)	—	(56)	—
Total other comprehensive income attributable to noncontrolling interest	—	—	—	—

Total comprehensive loss attributable to noncontrolling interest	(37)	—	(56)	—

Total comprehensive income	$1,493	$2,448	$14,590	$4,360

Net income per share attributable to ACS:
Basic and diluted	$0.02	$0.04	$0.25	$0.05

Weighted average shares outstanding:
Basic	50,399	49,498	50,191	49,265

Diluted	51,588	50,155	51,246	49,730

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2015

(Unaudited, In Thousands Except Per Share Amounts)

	ACS Stockholders’ Equity
	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Stockholders’ Equity

Balance, December 31, 2014	49,660	$497	$154,368	$(14,588)	$(5,151)	$—	$135,126

Total comprehensive income (loss)	—	—	—	12,615	2,031	(56)	14,590

Stock compensation	—	—	1,898	—	—	—	1,898

Excess tax benefit from share-based payments	—	—	733	—	—	—	733

Surrender of shares to cover minimum withholding taxes on stock-based compensation	—	—	(402)	—	—	—	(402)

Issuance of common stock, pursuant to stock plans, $.01 par	754	7	127	—	—	—	134

Contributions from noncontrolling interest	—	—	—	—	—	1,172	1,172

Balance, September 30, 2015	50,414	$504	$156,724	$(1,973)	$(3,120)	$1,116	$153,251

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$12,559	$2,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,491	25,850
Loss on disposal of assets, net	1,868	612
Gain on wireless sale	(48,232)	—
Unrealized gain on ineffective hedge	(820)	—
Amortization of debt issuance costs and debt discount	5,690	3,926
Amortization of ineffective hedge	1,970	1,276
Loss on extinguishment of debt	2,250	—
Cash paid for debt extinguishment	(391)	—
Amortization of deferred capacity revenue	(2,162)	(2,819)
Stock-based compensation	1,898	1,877
Deferred income tax expense	3,571	1,708
Provision for uncollectible accounts	1,385	2,942
Cash distribution from equity method investments	3,056	29,247
Earnings from equity method investments	(3,056)	(29,247)
Other non-cash expense, net	817	318
Income taxes payable	1,736	—
Changes in operating assets and liabilities	(2,521)	1,623

Net cash provided by operating activities	5,109	39,891

Cash Flows from Investing Activities:
Capital expenditures	(38,216)	(33,916)
Capitalized interest	(1,232)	(2,082)
Change in unsettled capital expenditures	3,387	(1,300)
Cash received in acquisition of business	—	68
Proceeds on wireless sale	285,160	—
Proceeds on sale of assets	3,129	136
Return of capital from equity investment	1,875	8,286
Net change in restricted cash	(1,357)	—

Net cash provided (used) by investing activities	252,746	(28,808)

Cash Flows from Financing Activities:
Repayments of long-term debt	(333,390)	(24,022)
Proceeds from the issuance of long-term debt	90,061	—
Debt issuance costs	(4,555)	—
Cash paid in acquisition of business	(291)	(795)
Cash proceeds from noncontrolling interest	250	—
Payment of withholding taxes on stock-based compensation	(402)	(586)
Excess tax benefit from share-based payments	733	—
Proceeds from the issuance of common stock	134	132

Net cash used by financing activities	(247,460)	(25,271)

Change in cash and cash equivalents	10,395	(14,188)
Cash and cash equivalents, beginning of period	31,709	43,039

Cash and cash equivalents, end of period	$42,104	$28,851

Supplemental Cash Flow Data:
Interest paid	$11,120	$22,036
Income taxes paid, net	$3,942	$220

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
• ACS Internet, LLC (“ACSI”)
• ACS Messaging, Inc. (“ACSM”)
• ACS Cable Systems, LLC (“ACSC”)

In addition to the wholly-owned subsidiaries, the Company has a fifty percent interest in ACS-Quintillion JV, LLC, a joint venture formed by its wholly-owned subsidiary ACS Cable Systems, LLC and Quintillion Holdings, LLC (“QHL”) in connection with the North Slope fiber optic network transactions. See Note 3 “Joint Venture” for additional information. The Company previously owned a one-third interest in the Alaska Wireless Network, LLC (“AWN”) which is represented in the Company’s condensed consolidated financial statements as an equity method investment through February 1, 2015. On February 2, 2015, the Company sold this one-third interest in connection with the sale of its wireless operations. See Note 2 “Sale of Wireless Operations”for additional information.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes the disclosures made are adequate to make the information presented not misleading.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income and cash flows for all periods presented. Comprehensive income for the three and nine months ended September 30, 2015, are not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2014 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

Recently Adopted Accounting Pronouncements

In the third quarter of 2015, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. ASU 2015-03 is to be applied on a retrospective basis. Accordingly, the Company reclassified debt issuance costs of $4,469 at December 31, 2014 from “Assets” to “Long-term obligations, net of current portion” to conform with the current presentation. The provisions of ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and the Company elected early adoption as permitted by the update. See Note 7 “Long-Term Obligations” for the disclosures required by ASU 2015-03.

In the third quarter of 2015, the Company adopted the provisions of ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (“ASU 2015-15”), which was issued by the FASB in August 2015. Given the absence of authoritative guidance in ASU 2015-03 (described above) for debt issuance costs related to line-of-credit arrangements, this update provides guidance pursuant to an SEC Staff Announcement stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company’s debt issuance costs associated with its line-of-credit arrangements are not significant. Therefore, adoption of ASU 2015-15 did not have a material effect on the Company’s financial statements and related disclosures. See Note 7 “Long-Term Obligations.”

Accounting Pronouncements Issued Not Yet Adopted

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-02, “Consolidation (Topic 810), Amendments to the Consolidation Analysis” (“ASU 2015-02”). This update amends the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities; (ii) eliminates the presumption that a general partner should consolidate a limited partnership; (iii) affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships; and (iv) provides a scope exception from the consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The provisions of ASU 2015-02 are effective for quarterly and annual reporting periods beginning after December 15, 2015. The Company is evaluating the effect that ASU 2015-02 will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-04, “Compensation – Retirement Benefits (Topic 715), Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” (“ASU 2015-04”). ASU 2015-04 is part of the FASB’s simplification initiative to reduce complexity in accounting standards. Among other things, the amendments in this update provide that for an entity that has a significant event in an interim period that calls for a remeasurement of defined benefit plan assets and obligations, the entity is permitted to remeasure the defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event as opposed to the specific date of the event. The month-end remeasurement of defined benefit plan assets and obligations that is closest to the date of the significant event should be adjusted for any effects of the significant event that may or may not be captured in the month-end measurement. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the date of the significant event that are not caused by the entity. Also, if an entity applies the practical expedient and a contribution is made between the

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

month-end date used to measure defined benefit plan assets and obligations and the entity’s fiscal year-end, the entity should not adjust the fair value of each class of plan assets for the effects of the contribution, but simply disclose the amount of the contribution. ASU 2015-04 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and is to be applied prospectively. Early application is permitted. ASU 2015-04 would potentially affect the Company’s financial statements and related disclosures in the event of a significant event requiring the remeasurement of its defined benefit plan assets and obligations. The Company is assessing the effect that ASU 2015-04 will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 is part of the FASB’s simplification initiative and is intended to assist entities in evaluating the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. Adoption may be made prospectively to all arrangements entered into or materially modified after the effective date or retrospectively to all arrangements in place as of the effective date. The Company is evaluating the effect that ASU 2015-05 will have on its consolidated financial statements and related disclosures.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 require that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09 from annual periods beginning after December 15, 2016 to annual periods beginning after December 15, 2017. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The amendments in ASU 2015-16 eliminate the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination during the measurement period. Adjustments to provisional amounts are to be recorded in the same period in which the adjustments are determined, and are to be calculated as if the accounting had been completed at the acquisition date. This update requires that all such adjustments be presented separately on the face of the income statement or disclosed in the notes to the financial statements and identify, by financial statement line item, the portion of the adjustment that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The effect of ASU 2015-16 on the Company’s financial statements and related disclosures is subject to its future business combination activity.

2.	SALE OF WIRELESS OPERATIONS

On December 4, 2014, the Company entered into a Purchase and Sale Agreement to sell to General Communication, Inc (“GCI”), ACSW’s interest in AWN and substantially all the assets and subscribers used primarily in the wireless business of ACS and its affiliates (the “Acquired Assets”), as described below, for a cash payment of $300,000, which amount was subject to adjustment for certain working capital assets and liabilities as well as minimum subscriber levels and preferred distributions (the “Wireless Sale”).

The transaction was completed on February 2, 2015, subject to resolution of potential additional purchase price adjustments. After final resolution in the third quarter of 2015 (as described below) of adjustments for certain

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

2.	SALE OF WIRELESS OPERATIONS (Continued)

working capital assets and liabilities, minimum subscriber levels, preferred distributions and other adjustments totaling $14,612, and $228 of cash held in escrow pending completion of certain backhaul orders, cash proceeds on the sale were $285,160, of which $240,472 was utilized to pay down the Company’s 2010 Senior Credit Facility. The Company recorded a gain before income tax of $48,232 in the nine month period ended September 30, 2015.

On August 4, 2015, the Company and GCI entered into an agreement to resolve all outstanding disputes between the parties associated with the Wireless Sale including finalization of the purchase price adjustments. In the third quarter of 2015, $7,092 of $9,000 cash placed in escrow at closing pending resolution of potential additional purchase price adjustments was disbursed to the Company and $1,680 was disbursed to GCI. The gain on and proceeds from the Wireless Sale described above include the $7,092 received from escrow in the third quarter of 2015. The remaining $228 will be disbursed to the Company upon timely completion of certain backhaul orders during the fourth quarter of 2015, or to GCI in the event the Company does not complete the backhaul orders on a timely basis. Final resolution of escrow disbursements was originally scheduled for February 2016.

The following table provides the calculation of the gain:

Consideration:
Cash	$44,688
Cash held in escrow	228
Principal payment on 2010 Senior Credit Facility	240,472

Total consideration	285,388
Carrying value of assets and liabilities sold:
Equity investment in AWN	250,192
Assets and liabilities, net	5,349
Net change in deferred capacity revenue	(18,385)

Total carrying value of assets and liabilities sold	237,156

Gain on disposal of assets	$48,232

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

The two companies entered into a service transition plan in which ACS continued to provide certain retail and back office services to its previous wireless customers for an interim period, which was completed on April 17, 2015. This arrangement did not cover the full cost of providing the service. The fair value of these services was $4,769, which exceeded the consideration received for this service by approximately $522. This loss was reflected in the calculation of the gain on the sale.

In May 2015, the Company received a cash payment from GCI of $1,680 for timely completion of a transition support agreement. This amount was reflected in cash proceeds and gain on the sale.

In addition to the major elements discussed above, ACS and its controlled affiliates are restricted from operating a wireless network or providing wireless products or services in Alaska for a period of four years after closing, except for: (a) fixed wireless replacement, (b) WiFi, (c) wireless backhaul and transport, (d) cell site leases and (e) acting as a wireless internet service provider.

As part of the transaction, the Company initiated a plan to sell certain assets associated with realigning operations. These assets included certain handset inventory, which was sold, and retail store leases which were actively marketed for sale to third parties. Upon completion of the service transition plan, the Company accelerated its plan to achieve cost savings related to the wind-down of the wireless business and from the synergies derived from becoming a more focused broadband and IT Managed services company. Key cost avoidance milestones have been achieved, including completing the exit from all retail store locations.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

2.	SALE OF WIRELESS OPERATIONS (Continued)

The Company considered the sale of assets to GCI under the guidance of Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations” and concluded that the assets sold did not meet the definition of a component of an entity. The conclusion was based on the determination that the assets did not comprise operations that can be clearly distinguished, either operationally or for financial reporting purposes. The Company has one operating segment and one reporting unit, and although there are revenue streams that are clearly identifiable, the majority of the operating costs are integrated across the operations of its business and cannot be reasonably separated.

The following table provides a reconciliation of the major classes of assets and liabilities included in the Consolidated Balance Sheet under the captions “Current assets held-for-sale”, “Non-current assets held-for-sale,” “Current liabilities held-for-sale” and “Non-current liabilities held-for-sale” at December 31, 2014. There were no assets or liabilities held for sale at September 30, 2015.

December 31, 2014
Current assets:
Accounts receivable, non-affiliates, net	$7,607
Materials and supplies	1,958

Total current assets held-for-sale	$9,565

Property, plant and equipment, net of accumulated depreciation of $8,835	14,664

Total non-current assets held-for-sale	$14,664

Current liabilities:
Current portion of long-term obligations	$287
Accounts payable, accrued and other current liabilities, non-affiliates	301
Accounts payable, accrued and other current liabilities, affiliates, net	14,411
Advance billings and customer deposits	3,729

Total current liabilities held-for-sale	$18,728

Long-term obligations, net of current portion	2,107

Total non-current liabilities held-for-sale	$2,107

Although they did not meet the criteria for classification as held-for-sale, certain other assets and liabilities were impacted by the transaction as follows:

•	The equity method investment in AWN, valued at $250,192, was sold to GCI on February 2, 2015.

•	The remaining Deferred AWN capacity revenue, which was created during the AWN transaction in 2013 and was being amortized over the 20 year contract life, was removed. This capacity had a carrying value of $59,672 on February 2, 2015. It was replaced with a new service obligation in the amount of $41,287 which was recorded at the estimated fair value of the services to be provided to GCI in the future and will be amortized over the new contract life of up to 30 years.

•	On February 2, 2015, the Company’s 2010 Senior Credit Facility was amended resulting in $240,472 in principal payments and the write-off of associated debt discount and debt issuance costs of $721 and $1,907, respectively, in the nine month period ended September 30, 2015. For additional information on this amendment, see Note 7 “Long-term Obligations.”

•	Current deferred tax assets of $89,542 representing Federal and state net operating loss carryforwards and state alternative minimum tax credit carryforwards, and non-current deferred tax liabilities of $70,577 related to the Company’s investment in AWN, reversed in the nine month period ended September 30, 2015 as a result of the Wireless Sale.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

2.	SALE OF WIRELESS OPERATIONS (Continued)

In connection with its decision to sell its wireless operations, the Company has, and will continue to incur, a number of transaction related and wind-down cost throughout 2015. In addition, costs have been incurred in connection with plans associated with synergies and future cost reductions resulting from the Company becoming a more focused broadband and IT Managed services company. The costs incurred for wind-down and synergy activities include those associated with workforce reductions, termination of retail store and other contracts, and other associated obligations that meet the criteria for reporting as exit obligations under ASC 420, “Exit or Disposal Cost Obligations” (“ASU 420”). The Company has also incurred costs associated with termination benefits accounted for under ASC 712, “Compensation – Nonretirement Postemployment Benefits” (“ASU 712”). Significant wind-down costs included contract termination costs associated with retail store leases. These obligations included costs associated with the disposal of capital lease assets and liabilities and costs to vacate operating leases which had a remaining term of approximately 11 years and a remaining contract value of $2,797 at February 2, 2015. Exit from these leases was substantially complete as of June 30, 2015. Transaction costs include legal, debt amendment, accounting and other costs necessary to consummate the transaction. The Company has incurred costs totaling $12,629 in 2015 associated with the transaction and wind-down activities. The Company currently expects to incur additional costs of approximately $220 in the fourth quarter of 2015 associated with the labor related actions taken during the third quarter.

The following table summarizes the Company’s current obligations for exit activities, including costs accounted for under both ASU 420 and ASU 712, as of and for the nine month period ended September 30, 2015:

	Labor Obligations	Contract Terminations	Other Associated Obligations	Total
Balance, December 31, 2014	$490	$—	$—	$490
Charged to expense	5,758	3,966	294	10,018
Paid and/or settled	(5,103)	(3,966)	(285)	(9,354)

Balance, September 30, 2015	$1,145	$—	$9	$1,154

The exit activities as noted above that have been incurred to date are included in the captions “Selling, general and administrative”, and “Cost of services and sales, non-affiliates” on the Company’s “Consolidated Statements of Comprehensive Income”. The exit liability is included in “Accounts payable, accrued and other current liabilities – non affiliates” on the Company’s “Consolidated Balance Sheets”.

3.	JOINT VENTURE

During the second quarter of 2015, the Company entered into a series of transactions with ConocoPhillips Alaska, Inc. (“CPAI”) and QHL which included the acquisition of a fiber optic network on the North Slope of Alaska from CPAI and the establishment of a joint venture with QHL. The network will enable commercially-available, high-speed connectivity where only high-cost microwave and satellite communications were available. Through the ACS and QHL joint venture, this network will be made available to other telecom carriers in the market. The transactions described below were all entered into concurrently on April 2, 2015 and in contemplation of each of the other transactions.

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

Accounting Treatment

The above transactions, excluding the cash of $250 contributed by the Company and QHL, are considered to be nonmonetary transactions because no cash was exchanged. These nonmonetary transactions have also been determined to be reciprocal transfers because, for each individual transaction, or combination of transactions, an asset or obligation was received for an asset or obligation relinquished. The transactions have been determined to have commercial substance based on the Company’s expectations regarding the future cash flow streams from the assets received. The nonmonetary transactions, including both assets and services, have been recorded at fair value which was equivalent to carrying value. There were no gains or losses recorded by the Company in connection with these exchanges.

The Company determined that the transactions described above do not constitute a business combination as defined in ASC 805, “Business Combinations.”

The Company determined that the Joint Venture is a Variable Interest Entity as defined in ASC 810, “Consolidation.” The Company consolidated the financial results of the Joint Venture based on its determination that, the 50% voting interest of each party notwithstanding, for accounting purposes it holds a controlling financial interest in, and is the primary beneficiary of, the Joint Venture. This determination was based on (i) the Company’s role as Joint Venture manager and its right to a management fee equal to a percentage of the Joint Venture’s collected gross revenue; (ii) the Company’ engineering, design, installation, service and maintenance expertise in the telecom industry and its existing relationships and presence in the Alaska telecom market are expected to be significant factors in the successful operation of the Joint Venture; and (iii) the Company’s expected future utilization of certain assets of the Joint Venture in the operation of the Company’s business. There was no gain or loss recorded by the Company on the initial consolidation of the Joint Venture. The Company has accounted for and reported QHL’s 50% ownership interest in the Joint Venture as a noncontrolling interest.

The table below provides certain financial information about the Joint Venture included in the Company’s consolidated balance sheet at September 30, 2015. Cash may only be utilized to settle obligations of the Joint Venture:

September 30, 2015
Cash	$359
Fiber and IRUs, net of accumulated depreciation of $38	$2,266

The operating results and cash flows of the Joint Venture in the nine month period of 2015 were not material.

4.	EQUITY METHOD INVESTMENTS

The Company had no equity method investments at September 30, 2015. The Company’s equity method investment at December 31, 2014 consisted of a one-third interest in AWN. See Note 2 “Sale of Wireless Operations” for information regarding the Company’s sale of its ownership interest in AWN on February 2, 2015. The following table provides the Company’s ownership interest and investment in AWN at the dates indicated:

	September 30,	December 31,
	2015	2014
	Ownership Interest	Ownership Interest	September 30, 2015	December 31, 2014
Alaska Wireless Network, LLC	0%	33.33%	$—	$252,067

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

4.	EQUITY METHOD INVESTMENTS (Continued)

Summarized financial information for AWN for the periods during which the Company had an ownership interest is as follows:

	September 30, 2015	December 31, 2014
Current assets	$—	$139,237
Non-current assets	$—	$554,608
Current liabilities	$—	$91,247
Non-current liabilities	$—	$21,505
Equity	$—	$581,093

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenues	$—	$70,424	$21,457	$198,126
Gross profit	$—	$52,375	$15,745	$142,078
Operating income	$—	$35,941	$9,757	$92,153
Net income	$—	$35,847	$9,722	$91,879
Adjusted Free Cash Flow (1)	$—	$26,134	$10,805	$93,583

(1)	Adjusted Free Cash Flow as defined in the Operating Agreement.

5.	FAIR VALUE MEASUREMENTS

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The fair value of the Company’s 2015 Senior Credit Facilities, convertible notes and other long-term obligations of $195,091 at September 30, 2015, were estimated based primarily on quoted market prices (Level 1). The carrying values of these liabilities totaled $193,608 at September 30, 2015.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, at each hierarchical level:

	September 30, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other long-term liabilities:
Interest rate swaps	$—	$—	$—	$—	$(1,416)	$—	$(1,416)	$—

Derivative Financial Instruments

The Company, from time to time, uses floating-to-fixed interest rate swaps to manage variable interest rate risk. Swaps in the notional amounts of $115,500 and $77,000 with interest rates of 7.220% and 7.225%, inclusive of a 4.75% LIBOR spread, began on June 30, 2012 and expired on September 30, 2015. At low LIBOR rates, payments under the swaps increased the Company’s cash interest expense.

The outstanding amount of the swaps as of a period end were reported on the balance sheet at fair value, represented by the estimated amount the Company would receive or pay to terminate the swaps. They were valued using models based on readily observable market parameters for all substantial terms of the contracts and were classified within Level 2 of the fair value hierarchy.

On December 4, 2014, upon the announcement of the sale of its wireless operations, $240,472 of the Company’s 2010 Senior Credit Facility was expected to be repaid. Hedge accounting treatment on the interest rate swap in the notional amount of $115,500 was discontinued because it became “possible” that the interest payments on which the swap were intended to hedge would not occur. At February 2, 2015, 95.5% or $110,268 of the $115,500 swap was deemed ineffective and, therefore, changes in fair value through the swap’s expiration on September 30, 2015 were recorded to interest expense. Through September 30, 2015, $820 was credited to interest expense for the ineffective portion.

The following table presents information about the floating-to-fixed interest rate swaps in the total notional amount of $192,500 as of and for the nine month periods ending September 30, 2015 and 2014:

	2015	2014
Balance, January 1	$1,416	$3,234
Reclassified from accumulated other comprehensive loss to other long-term liabilities	(596)	(1,347)
Change in fair value credited to interest expense	(820)	—

Balance, September 30	$—	$1,887

Under the terms of the credit facilities entered into on September 14, 2015, the Company is required within ninety days of that date to enter into or obtain an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings of a minimum of $45,000 for a weighted average life of at least two years. Such interest rate hedge had not been entered into as of September 30, 2015. See Note 7 “Long-Term Obligations.”

Deferred Capacity Revenue

As discussed in Note 2 “Sale of Wireless Operations,” the Company entered into an agreement to provide wholesale services to GCI on February 2, 2015. A national valuation firm was engaged to assist in the determination of the fair value of the obligation of $41,287 at February 2, 2015, which will be amortized to revenue over the contract life of 10 to 30 years. The service obligation had a carrying value of $39,929 at September 30, 2015, and is included in “Other long-term liabilities, net of current portion” and “Accounts payable, accrued and other current liabilities, non-affiliates” on our Consolidated Balance Sheet.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

5.	FAIR VALUE MEASUREMENTS (Continued)

The following table describes the valuation techniques used to measure the fair value of the service obligation at February 2, 2015 and the significant unobservable inputs and values for those inputs:

Description	Estimated Fair Value	Valuation Technique	Level 3 Unobservable Inputs	Significant Input Values
Deferred Capacity Revenue	$41,287	Cost/Replacement Value and Discounted Cash Flow	Weighted Average Cost of Capital Cost trend factor Estimated % used by GCI Historical cost of underlying assets	11.00% 1% - 4% 1% - 100% Actual cost

Other Items

As discussed in Note 3 “Joint Venture,” the Company entered into agreements with CPAI and QHL. These transactions included the exchange of certain assets and liabilities, all of which were established at fair value on the date of the transactions.

The following table provides the fair value and describes the valuation techniques used to measure the fair value of the assets and liabilities recorded by the Company as of April 2, 2015, including those recognized through consolidation of the Joint Venture, and the significant unobservable inputs:

	Estimated	Valuation	Level 3
Description	Fair Value	Technique	Unobservable Inputs
IRU Assets	$2,304	Cost	Historical cost of underlying assets
IRU Obligations	$4,153	Cost	Historical cost of underlying assets

The carrying value of these items at September 30, 2015 was as follows:

IRU Assets	$2,266
IRU Obligations	$4,126

6.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities, non-affiliates consist of the following at September 30, 2015 and December 31, 2014:

	2015	2014
Accounts payable - trade	$18,327	$25,672
Accrued payroll, benefits, and related liabilities	15,930	18,086
Note payable, non-interest bearing, due 2016	5,500	—
Other	18,273	10,615

	$58,030	$54,373

Advance billings and customer deposits consist of the following at September 30, 2015 and December 31, 2014:

	2015	2014
Advance billings	$4,572	$4,449
Customer deposits	31	41

	$4,603	$4,490

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

7.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at September 30, 2015 and December 31, 2014:

	2015	2014
2015 senior secured credit facilities due 2018	$90,000	$—
Debt issuance costs - 2015 senior secured credit facilities due 2018	(3,824)	—
2010 senior credit facility term loan due 2016	—	322,700
Debt discount - 2010 senior credit facility term loan due 2016	—	(1,014)
Debt issuance costs - 2010 senior credit facility term loan due 2016	—	(2,810)
6.25% convertible notes due 2018	104,000	114,000
Debt discount - 6.25% convertible notes due 2018	(5,141)	(7,242)
Debt issuance costs - 6.25% convertible notes due 2018	(1,132)	(1,659)
Capital leases and other long-term obligations	4,749	5,524

	188,652	429,499
Less current portion	(3,249)	(15,521)

Long-term obligations, net of current portion	$185,403	$413,978

The above table reflects the Company’s refinancing activities described below and adoption of ASU 2015-03 in the third quarter of 2015. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt. Unamortized debt issuance costs totaling $4,469 at December 31, 2014 have been reclassified from “Assets” to “Long-term obligations, net of current portion,” to conform to the current presentation as required by the update.

As of September 30, 2015, the aggregate maturities of long-term obligations for each of the five years and thereafter subsequent to September 30, 2015, were as follows:

2015 (October 1 - December 31)	$573
2016 (January 1 - December 31)	3,765
2017 (January 1 - December 31)	4,429
2018 (January 1 - December 31)	187,105
2019 (January 1 - December 31)	149
2020 (January 1 - December 31)	52
Thereafter	2,676

$198,749

2015 Senior Credit Facilities

On September 14, 2015 (the “Closing Date”), the Company entered into a combined $100,000 of senior secured financing, including term loans totaling $90,000 and a $10,000 revolving credit facility (the “2015 Senior Credit Facilities”). The facilities consist of a $65,000 first lien term loan and a $10,000 revolving credit facility (the “First Lien Facility”) and a $25,000 second lien term loan (the “Second Lien Facility”) (together the “2015 Senior Credit Agreements” or “Agreements”). The Company utilized proceeds from the 2015 Senior Credit Facilities and cash on hand to repay in full its 2010 Senior Credit Facility, repurchase a portion of its 6.25% Convertible Notes due 2018 (the “6.25% Notes”) and fund transaction fees and expenses associated with the 2015 Senior Credit Facilities totaling $3,895, which were deferred and will be charged to interest expense over the terms of the Agreements.

The term loan component of the First Lien Facility bears interest at LIBOR plus 4.5% per annum, with a LIBOR minimum of 1.0%. Draws on the revolving credit component of the First Lien Facility bear interest at LIBOR plus 4.5%, with a LIBOR minimum of 1.0% and a commitment fee of 0.25% on the average daily unused portion. The revolving credit component of the First Lien Facility was undrawn as of September 30, 2015. The Second Lien Facility bears interest at LIBOR plus 8.5% per annum, with a LIBOR minimum of 1.0%. At current LIBOR rates, the weighted interest rate on the term loan portion of the 2015 Senior Credit Facilities is 6.61%.

Unless extended as described below, quarterly principal payments on the term loan component of the First Lien Facility are $250 in the fourth quarter of 2015, $750 in each quarter of 2016, and $1,000 in each quarter of

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

7.	LONG-TERM OBLIGATIONS (Continued)

2017. The remaining principal balance, including any amounts outstanding under the revolving credit facility, is due in its entirety on January 2, 2018. Unless extended as described below, the Second Lien Facility is due in its entirety on March 3, 2018, and may be prepaid in whole or in part at the Company’s option prior to maturity.

The First Lien Facility may be extended to June 30, 2020 and the Second Lien Facility may be extended to September 30, 2020 if the Company (i) has refinanced or repurchased its 6.25% Notes such that no more than $30,000 of principal amount is outstanding (with cash available for their repayment at maturity) and any replacement notes have a maturity date not earlier than December 31, 2020, (ii) has achieved certain liquidity requirements, and (iii) is otherwise compliant with the terms of the 2015 Senior Credit Facilities. In the event the 2015 Senior Credit Facilities are extended, the quarterly principal payments on the term loan component of the First Lien Facility are $250 in the fourth quarter of 2015, $750 in each quarter of 2016, $1,000 in each quarter of 2017, $1,250 in each quarter of 2018, and $1,500 in each quarter of 2019 and the first quarter of 2020. The remaining principal balance, including any amounts outstanding under the revolving credit facility, is due in its entirety on June 30, 2020. The Second Lien Facility is due in its entirety on September 30, 2020, and may be prepaid in whole or in part at the Company’s option prior to maturity.

The obligations under the 2015 Senior Credit Facilities will be secured by perfected first and second line priority security interests in substantially all of the Company’s and its direct and indirect subsidiary’s tangible and intangible assets, subject to certain agreed exceptions.

The 2015 Senior Credit Facilities contain customary representations, warranties and covenants, including covenants limiting the incurrence of debt and the payment of dividends. Financial covenants (i) impose maximum net total leverage and senior leverage to annual EBITDA ratios, and (ii) require a minimum annual EBITDA to debt service coverage obligations ratio. All terms are defined in the Agreements.

The 2015 Senior Credit Facilities provide for events of default customary for credit facilities of this type, including non-payment defaults on other debt, misrepresentation, breach of covenants, representations and warranties, change of control, and insolvency and bankruptcy. Upon the occurrence of an event of default, and for so long as it continues, the Administrative Agent upon request of the Required Lenders (both as defined in the Agreements) may increase the interest rate then in effect on all outstanding obligations by 2.0%. Upon an event of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the 2015 Senior Credit Facilities will become immediately due and payable. Upon the occurrence and continuation of any other event of default, the Administrative Agent, upon request of the Required Lenders, may accelerate payment of all obligations.

Under the terms of the First Lien Facility, the Company must, within ninety days of the Closing Date, enter into or obtain an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings of a minimum of $45,000 for a weighted average life of at least two years. Such interest rate hedge had not been entered into as of September 30, 2015. See Note 5 “Fair Value Measurements” for a discussion of a floating-to-fixed interest rate swap in the notional amount of $115,500 utilized to manage variable interest rate risk associated with the Company’s 2010 Senior Credit Facility which expired on September 30, 2015 and on which hedge accounting treatment was discontinued effective December 4, 2014.

2010 Senior Credit Facility

In the third quarter of 2015, the Company utilized proceeds from its 2015 Senior Credit Facilities described above and cash on hand to repay, in full, its 2010 Senior Credit Facility, including accrued interest and fees, of $81,526. The Company recorded a loss of $1,312 on the extinguishment of debt associated with the repayment of the 2010 Senior Credit Facility. The loss included the write off of unamortized discounts and debt issuance costs, and third-party fees. The 2010 Senior Credit Facility was due in 2016.

6.25% Convertible Notes Due 2018

In the third quarter of 2015, the Company utilized proceeds from its 2015 Senior Credit Facilities described above and cash on hand to repurchase a portion of its 6.25% Notes in the total principal amount of $10,000.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

7.	LONG-TERM OBLIGATIONS (Continued)

The total cash settlement of $10,572 included accrued interest, transaction fees and premium. The Company recorded a loss of $938 on the extinguishment of this debt, including the write off of unamortized discounts and debt issuance costs, third-party fees and premium.

8.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at September 30, 2015 and December 31, 2014:

	2015	2014
Deferred GCI capacity revenue, net of current portion	$37,858	$—
Other deferred IRU capacity revenue, net of current portion	4,941	3,335
Other	18,977	21,035

	$61,776	$24,370

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the nine month period ended September 30, 2015:

	Defined Benefit Pension Plan	Interest Rate Swaps	Total
Balance, December 31, 2014	$(3,639)	$(1,512)	$(5,151)
Other comprehensive income before reclassifications	36	352	388
Reclassifications from accumulated comprehensive loss to net income	483	1,160	1,643

Net other comprehensive income	519	1,512	2,031

Balance, September 30, 2015	$(3,120)	$—	$(3,120)

Amounts reclassified to net income from our defined benefit pension plan and interest rate swaps have been presented within “Cost of services and sales, non-affiliates” and “Interest expense,” respectively, in our Condensed Consolidated Statements of Comprehensive Income. The estimated amount of accumulated other comprehensive loss to be reclassified to interest expense within the next twelve months is zero.

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

The following table summarizes the restricted stock unit, long-term incentive award and non-employee director stock compensation activity for the nine month period ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	1,299	$2.30
Granted	1,177	1.84
Vested	(659)	2.70
Canceled or expired	(252)	1.96

Nonvested at September 30, 2015	1,565	$1.84

The following table summarizes the performance share unit activity for the nine month period ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	790	$3.32
Granted	1,110	2.00
Vested	(257)	1.70
Canceled or expired	(378)	1.96

Nonvested at September 30, 2015	1,265	$2.90

The following table summarizes the assumptions used for valuation of equity instruments granted during the nine month periods ended September 30, 2015 and 2014:

	2015		2014
Restricted stock:
Risk free rate	0.0	0%	0.03% - 0.23%
Expected annual forfeiture rate		9%	9%

The following table provides selected information about the Company’s share-based compensation as of and for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total compensation cost for share-based payments	$619	$684	$1,898	$1,877
Weighted average grant-date fair value of equity instruments granted (per share)	$2.21	$1.57	$1.92	$1.54
Total grant date fair value of shares vested during the period	$70	$129	$2,540	$2,958

At September 30:
Unamortized share-based payments			$2,585	$1,810
Weighted average period (in years) to be recognized as expense			1.5	1.5

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

11.	EARNINGS PER SHARE

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

The Company’s 6.25% Notes are convertible by the holder beginning February 1, 2018 at an initial conversion rate of 97.2668 shares of common stock per one thousand dollars principal amount of the 6.25% Notes. This is equivalent to an initial conversion price of approximately $10.28 per share of common stock. Given that the Company’s current share price is well below $10.28, the Company does not anticipate that there will be a conversion of the 6.25% Notes into equity. Effective in the first quarter of 2015, the Company determined that it has the intent and ability to settle the principal and interest payments on its 6.25% Notes in cash over time. This determination was based on (i) the Company’s improved liquidity position subsequent to the Wireless Sale, including its performance against the financial ratios defined under the terms of its 2010 Senior Credit Facility, reduced levels of debt and increased availability under its revolving credit facility; (ii) its intention to, and subsequent successful completion of, the refinancing its term loan facility to provide additional borrowing flexibility; and (iii) its expectations of future operating performance. Accordingly, 10,951 and 11,042 shares related to the 6.25% Notes have been excluded from the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2015, respectively. In the third quarter of 2015, the Company extinguished 6.25% Notes in the principal amount of $10,000. See Note 7 “Long-Term Obligations” for additional information.

In connection with the Company’s acquisition of the remaining 51% interest in TekMate, LLC (“TekMate”), $800 was payable at the Company’s option either in cash or issuance of common stock in 2014. The Company determined in the second quarter of 2014 to settle this liability in cash, which was then paid on July 15, 2014. Accordingly, these potential share equivalents were not included in earnings per share as potential common stock equivalents for the three and nine month periods ended September 30, 2014. Additionally, 11,088 shares related to the Company’s 6.25% Notes were anti-dilutive for the three and nine month periods ended September 30, 2014.

The calculation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to ACS	$1,239	$1,878	$12,615	$2,578

Weighted average common shares outstanding:
Basic shares	50,399	49,498	50,191	49,265
Effect of stock-based compensation	1,189	657	1,055	465

Diluted shares	51,588	50,155	51,246	49,730

Net income per share attributable to ACS:
Basic	$0.02	$0.04	$0.25	$0.05

Diluted	$0.02	$0.04	$0.25	$0.05

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

12.	RETIREMENT PLANS

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

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. As of September 30, 2015, this plan is not fully funded under the Employee Retirement Income Security Act of 1974, as amended.

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest cost	$165	$166	$496	$498
Expected return on plan assets	(186)	(187)	(559)	(562)
Amortization of loss	294	134	882	402

Net periodic pension expense	$273	$113	$819	$338

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental non-cash transaction and nonmonetary exchange information for the nine month periods ended September 30, 2015 and 2014:

	2015	2014
Supplemental Non-cash Transactions:
Capital expenditures incurred but not yet paid at September 30	$10,852	$7,379
Property acquired under capital leases	$20	$390
Additions to ARO asset	$247	$306
Accrued acquisition purchase price	$(291)	$291
Other assets and liabilities, net	$228	$—
Net change in restricted cash	$(228)	$—
Assets contributed to joint venture by noncontrolling interest	$922	$—
Note receivable on sale of asset	$2,650	$—

Nonmonetary Exchanges:
Property, plant and equipment	$710	$—
Deferred revenue	$(2,310)	$—
Prepaid expenses	$1,600	$—
IRUs received	$2,765	$—
IRUs relinquished	$(2,765)	$—

14.	BUSINESS SEGMENTS

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

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company establishes an accrual when a particular contingency is probable and estimable, and has recorded litigation accruals of $647 at September 30, 2015 against certain current claims and legal actions. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	governmental and public policy changes, including on-going changes in our revenues or obligations we will assume to receive these revenues, resulting from regulatory actions affecting inter-carrier compensation, Universal Service Funding for high cost support, and on-going support for programs such as lifeline services to our customers

•	our size because we are a smaller sized competitor in the markets we serve and we compete against large competitors with substantially greater resources

•	the Alaskan economy, which is expected to be impacted by continued low prices of relevant crude oil, which, if sustained is expected to have a significant impact on both the level of spending by the State of Alaska and the level of investment in resource development projects by major exploration companies in Alaska. Both outcomes will impact the economy in the markets we serve and impact our future financial performance

•	our ability to achieve targeted synergies and future costs reductions following the sale and subsequent wind down of our Wireless operations as we become a more focused broadband and IT Managed Services Company. Achieving these cost reductions is key to generating cash flow from operating activities. If we are delayed in achieving these goals, or the cost reductions we achieve are less than targeted, our financial condition will be impacted

•	the cost and availability of future financing, at the terms, and subject to the conditions necessary to support our business and pursue growth opportunities. Our debt could also have negative consequences for our business. For example, it could increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business and the telecommunications industry. In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our credit facilities. If we are unable to satisfy the financial covenants contained in those agreements, or are unable to generate cash sufficient to make required debt payments, the lenders and other parties to those arrangements could accelerate the maturity of some or all of our outstanding indebtedness

•	disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the physical infrastructure, operating systems or devices that our customers use to access our products and services

•	our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including on-going capital expenditures needed to upgrade our network to industry competitive speeds

•	our ability to continue to develop attractive, integrated products and services to evolving industry standards, and meet the pressure from competition to offer these services at lower prices

•	unanticipated damage to one or more of our undersea fiber optic cables resulting from construction or digging mishaps, fishing boats or other reasons

•	structural declines for voice and other legacy services within the telecommunications industry

•	a maintenance or other failure of our network or data centers

•	a failure of information technology systems

•	a third party claim that the Company is infringing upon their intellectual property, resulting in litigation or licensing expenses, or the loss of our ability to sell or support certain products including certain wireless devices sold prior to the Wireless Sale

•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan

•	the success or failure of any future acquisitions or other major transactions

•	geologic or other natural disturbances relevant to the location of our operations

•	the ability to attract, recruit, retain and develop the workforce necessary for implementing our business plan. Our Master Collective Bargaining Agreement with the International Brotherhood of Electrical Workers (“IBEW”) expires after December 31, 2016

•	the success of the Company’s expansion into IT services

•	the success of our joint venture with Quintillion Holdings, LLC to provide broadband solutions to the North Slope of Alaska

•	the matters described under “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and subsequent quarterly Reports on Form 10-Q.

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

OVERVIEW

We have evolved from a wireline/wireless telecom provider and, through a series of transactions and investments, we are now a wireline provider of leading broadband telecommunication and IT Managed services primarily to business and wholesale customers in and out of Alaska. We also provide telecommunication services to consumers throughout the state. Our facilities based communications network extends throughout Alaska and connects to the contiguous states via our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. We operate in a two player terrestrial wireline market and we estimate our market share to be less than 25% statewide. However, our revenue performance relative to our largest competitor suggests that we are gaining market share in the markets we are serving.

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

Overall, the Alaska economy has benefited from a stable employment base, but economic indicators are being impacted by the substantial decline in the price of crude oil. These declines impact the level of spending by the State of Alaska, which relies on tax revenue from the production of crude oil, and investment in resource development projects by exploration companies in Alaska. Economic forecasts indicate these impacts are beginning, with new resource development projects being reduced, and state spending declining. At the same time, the State of Alaska has built certain reserves over the years that allow the State to manage its spending reductions in a considered manner, thus mitigating the impact of the oil price declines on the economy in the near term. In the long term, this dynamic will impact the overall economy and our future financial performance.

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

As an owner, ACS profited from AWN in the following ways:

•	AWN paid ACS a preferred distribution over the first four years, after formation, totaling up to $190.0 million, subject to criteria set forth in the Operating Agreement as outlined in Note 3 “Equity Method Investments” in our audited financial statements for the period ended December 31, 2013. Through March 31, 2015, ACS had received 100% of the $72.8 million of cumulative preferred distributions earned.

•	After four years, we would have received future distribution of FCF in proportion to our interest.

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

Given these dynamics, in the fourth quarter of 2014 we entered into an agreement to sell our retail wireless operations and our interest in AWN to GCI. On February 2, 2015, this transaction was consummated. Cash proceeds on the sale were $285.2 million, of which $240.5 million was used to pay down our 2010 Senior Credit Facility. The remaining cash balances were designed to fund taxes associated with the transaction, transaction and wind-down costs associated with reducing our workforce and closing retail stores, and general corporate purposes. The wind-down activities were substantial in the first nine months of the year and included cost avoidance through the closure and buyout of substantially all of our retail store locations, significant employee reductions in areas that supported the retail wireless business, and other synergies associated with being a smaller, more focused company. The wind-down activities were accelerated upon the completion of the transition services agreement, with significant employee reductions and buyouts of retail stores in the second quarter. These activities resulted in significant one-time costs, and the benefit of these activities will result in lower operating expenses on a go forward basis, which will result in improved cash flow from operations and free cash flow. Key milestones with wind-down activities associated with cost avoidance were achieved, including store closures. Cost reductions resulting from synergies associated with being a smaller, more focused broadband and IT Managed services company will continue throughout 2015. Through this transaction, we have eliminated our exposure to the highly competitive wireless business.

As we complete the second half of the year, our cost structure will increasingly reflect the benefit of avoided costs and synergies associated with the wind-down activities. Further, continued revenue growth will benefit overall profitability, and we are targeting run rate annual Adjusted EBITDA of approximately $54 million to $56 million exiting 2015. Our top line performance remains strong and recent wins point to positive momentum.

We now operate in an $800 million telecom market which is growing approximately five percent annually. Including IT Services, in which we have an increasing level of focus, the size of the overall market is $1.5 billion.

Our goal is to continue to generate industry leading revenue growth in this market through investments in sales, marketing and product development while expanding our broadband network capabilities. We also seek to continuously improve our customer service, and we use the Net Promoter Score (“NPS”) framework to track the feedback of our customers for virtually all customer interactions. We believe that higher NPS scores will allow us to increasingly provide a differentiated service experience for our customers, which will support our growth. We are also focused on expanding our margins, and we utilize the LEAN framework to eliminate waste and simplify how we do business.

On April 2, 2015, we entered into an agreement with ConocoPhillips Alaska, Inc. to purchase a terrestrial fiber network on the North Slope of Alaska. This network allows us to provide broadband solutions to the oil and gas sector in a market that previously had no competition, and continue to advance our sales of IT Managed services. Also on April 2, 2015, the Company entered into a joint venture agreement with Quintillion Holdings, LLC for the purpose of expanding the fiber optic network, and making the network available to other telecom carriers. The joint venture may also participate in and facilitate other capital and service initiatives in the telecom industry. The contribution from this investment will not be material in 2015 as we are focused on operationalizing the network to meet our service level standards.

In September of 2015, we entered into a combined $100.0 million of senior secured financing, including term loans totaling $90.0 million and a $10.0 million revolving credit facility (the “2015 Senior Credit Facilities”). We utilized proceeds from the new financing and cash on hand to repay in full our 2010 Senior Credit Facility, including accrued interest and fees, of $81.5 million, redeem a portion of our 6.25% Notes in the principal amount of $10.0 million and fund transaction fees and expenses associated with the 2015 Senior Credit Facilities totaling $3.9 million. Upon completion of this refinancing initiative, we have no debt maturing prior to 2018.

REGULATORY UPDATE

The items reported under Part I, “Item 1, Business – Regulation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, are updated as follows. This section should be read in conjunction with the corresponding items previously disclosed in our Annual Report.

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

The RCA has opened numerous dockets to consider electronic tariff filing, modifications and clarification to its competitive market regulations, annual operating reports as well as numerous other annual and often outdated reports. Neither the outcomes, nor the impacts, of these rulemakings are clear.

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

Business Plan Core Principles

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on being the most successful broadband solutions company in Alaska by delivering the best customer experience in the markets we choose to serve. To do this we will continue to:

•	Create a Workplace That Develops Our People and Celebrates Success. We believe an engaged workforce is critical to our success.

•	Create a Consistent Customer Experience Every Time. We strive to deliver service as promised to our customers, and make it right if our customers are not satisfied with what we delivered. We track virtually every customer interaction and we utilize the Net Promoter Score framework for assessing the satisfaction of our customers.

•	Relentlessly Simplify How We Do Business. We believe we must reduce waste, which is defined as any activity that does not add value to its intended customer. Doing so improves the experience we deliver to our customers. We make investments in technology and process improvement, utilize the LEAN framework, and expect these efforts to meaningfully impact our financial performance in the long-term.

•	Offer Broadband Solutions to Our Customers at Work and Home. We are building on strength in designing, building and operating quality broadband networks and providing new products and solutions to our customers.

We believe we can create value for our shareholders by:

•	Driving revenue growth through increasing broadband and IT Managed service revenues,

•	Generating Adjusted EBITDA and Free Cash Flow growth through margin management, and

•	Selectively investing success based capital into opportunities that generate appropriate return on investment.

2015 Operating Initiatives

•	Improve our service experience to all of our customers in a differentiated manner from our competition.

•	Complete the sale of our wireless operations, the subsequent transition service plan, the wind-down of our wireless operations, and complete the implementation of synergies and cost reductions by the end of the year.

•	Achieve our Adjusted EBITDA run rate targets and be one of the lowest levered companies in our industry on a run rate Adjusted EBITDA basis.

•	Continue to advance our offerings of IT Managed services including security services and monitoring.

•	Expand our deployment of broadband solutions such as hosted VOIP and VPLS, and take advantage of our Metro Ethernet Forum designation.

•	Continue to win anchor tenant type customers such as contracts signed in July 2015 with a regional health care consortium and a regional medical center, our recent transaction with ConocoPhillips Alaska, Inc., which was consummated on April 2, 2015, and the State of Alaska broadband network, which was awarded to us in 2014, representing the first time we have done substantial business with the largest purchaser of telecom services in Alaska in over ten years.

•	Drive continued improvements in our service delivery organization to shorten service intervals and meet customers’ desired due dates.

•	Refinance our 2010 Senior Credit Facility. This initiative was completed in the third quarter.

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

Operating Revenues

Our year over year comparisons are impacted by the Wireless Sale in February 2015 and the subsequent wind-down of wireless revenue and related costs of services and sales beginning in the first quarter. Accordingly, consolidated operating revenues of $54.7 million decreased $23.7 million, or 30.2%, in the third quarter of 2015 compared with the third quarter of 2014. With completion of the wind-down during the quarter, we recorded no wireless & AWN related revenue in the third quarter of 2015 compared with $25.1 million in the third quarter of 2015. Wireless and AWN related revenue, including transition services revenue, totaled $13.0 million for the full year 2015 compared with $99.8 million in 2014.

Business and Wholesale service revenue, which is our highest priority, of $29.7 million increased $1.7 million, or 6.2%, compared with $28.0 million in the third quarter of 2014. Solid year over year growth was reported in broadband (14.1%) and Wholesale (17.1%).

Adjusted EBITDA

Adjusted EBITDA, as defined in “Non-GAAP Financial Measures” (“Adjusted EBITDA”) of $12.6 million in the third quarter of 2015 decreased $10.9 million, or 46.5%, from $23.5 million in the third quarter of 2014 due primarily to completion of the Wireless Sale and the resulting year over year reduction in cash distributions from AWN, and the fact that wind-down activities could not be accelerated until completion of the transition services agreement. Adjusted EBITDA in the third quarter of 2015 improved from the second quarter of 2015. We expect Adjusted EBITDA to continue improving from these levels, and our focus for 2015 is to continue to deliver revenue growth sequentially, realize the benefit of our lower cost structure, and deliver on our financial guidance of generating an annual Adjusted EBITDA run rate of $54 million to $56 million as we exit 2015. Our performance in the first nine months of the year indicates that we are currently on track to meet this objective.

Operating Metrics

Operating metrics are essential to understand the characteristics of our revenues and drivers of our key areas of revenue growth or decline. Business broadband connections of 19,125 and average monthly revenue per user (“ARPU”) of $218.54 at September 30, 2015, were up from connections of 18,765 and ARPU of $195.04 at September 30, 2014. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as does a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and Wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons we do not disclose our sales or performance in MRC.

Consumer broadband connections of 33,488 were down 12.5% year over year due to our discontinuance of providing lower bandwidth speeds and the impact of significant competitive pressure from our largest competitor in the market. However, consumer broadband ARPU improved to $59.16 in the third quarter of 2015 compared with $54.18 in the third quarter of 2014 as the result of customers moving to our higher bandwidth products.

The table below provides certain key operating metrics as of or for the periods indicated.

	September 30,
	2015	2014
Voice:
At quarter end:
Consumer access lines	39,016	45,177
Business access lines	78,164	79,563
Quarter:
ARPU - consumer	$29.09	$26.73
ARPU - business	$23.66	$23.65
Year-to-date:
ARPU - consumer	$27.43	$26.75
ARPU - business	$23.37	$23.58

Broadband:
At quarter end:
Consumer connections	33,488	38,257
Business connections (2)	19,125	18,765
Quarter:
ARPU - consumer	$59.16	$54.18
ARPU - business (1) (2)	$218.54	$195.04
Year-to-date:
ARPU - consumer	$59.27	$52.22
ARPU - business (2)	$214.31	$195.69

Churn:
Voice connections	1.4%	1.5%

(1)	Business broadband ARPU was restated to reflect the movement of Managed IT services revenue into a separate category.
(2)	We have changed the calculation of broadband connections to exclude certain internal use circuits. Historical amounts have been restated to reflect appropriate comparisons period over period.

Liquidity

Cash proceeds on the Wireless Sale were $285.2 million, of which $240.5 million was utilized to pay down our 2010 Senior Credit Facility.

In September 2015, we entered into the 2015 Senior Credit Facilities, which consisted of a combined $100.0 million of senior secured financing, including term loans totaling $90.0 million and a $10.0 million revolving credit facility. We utilized proceeds from the 2015 Senior Credit Facilities and cash on hand to repay in full our 2010 Senior Credit Facility, including accrued interest and fees, of $81.5 million, redeem a portion of our 6.25% Notes in the principal amount of $10.0 million and fund transaction fees and expenses associated with the 2015 Senior Credit Facilities totaling $3.9 million. No amounts were outstanding under our new revolving credit facility at September 30, 2015. Upon completion of this refinancing initiative, we have no debt maturing prior to 2018.

Net debt (defined as total debt excluding debt issuance costs, plus capital lease obligations held for sale, less cash and cash equivalents) at September 30, 2015 was $151.5 million compared with $404.7 million at December 31, 2014.

We generated $5.1 million of cash from operating activities in the first nine months of 2015 compared with $39.9 million in the first nine months of 2014. This decrease was primarily the result of the wind-down of our wireless operations in 2015 and a year over year reduction in cash distributions received from AWN.

Other Initiatives

Our 2015 Operating Initiatives, as discussed above, are expected to drive continued improvement in operating performance and liquidity.

Additionally, we are streamlining our management structure in support of our more focused broadband and IT Managed Services approach to the market. See “Outlook” below for a discussion of these changes.

RESULTS OF OPERATIONS

All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

	Three Months ended September 30,
(in thousands)	2015	2014	Change	% Change
Service Revenue:
Business and Wholesale Customers
Voice	$5,562	$5,666	$(104)	-1.8%
Broadband	12,506	10,962	1,544	14.1%
Managed IT Services	708	1,007	(299)	-29.7%
Other	2,108	1,800	308	17.1%
Wholesale	8,816	8,544	272	3.2%

Business and Wholesale service revenue	29,700	27,979	1,721	6.2%

Consumer Customers
Voice	3,487	3,686	(199)	-5.4%
Broadband	6,114	6,336	(222)	-3.5%
Other	337	409	(72)	-17.6%

Consumer service revenue	9,938	10,431	(493)	-4.7%

Total Service Revenue	39,638	38,410	1,228	3.2%

Growth in Service Revenue	3.2%
Growth in Broadband Service Revenue	7.6%

Other Revenue:
Equipment Sales and Installations	1,757	1,310	447	34.1%
Access	8,420	8,771	(351)	-4.0%
High Cost Support	4,920	4,922	(2)	0.0%

Total Service and Other Revenue	54,735	53,413	1,322	2.5%

Growth in Service and Other Revenue	2.5%
Growth excluding equipment sales	1.7%

Wireless and AWN related revenue:
Service revenue, equipment sales and other	—	19,685	(19,685)	-100.0%
CETC	—	4,720	(4,720)	-100.0%
Amortization of deferred AWN capacity revenue	—	647	(647)	-100.0%

Total Wireless & AWN Related Revenue	—	25,052	(25,052)	-100.0%

Total operating revenues	$54,735	$78,465	$(23,730)	-30.2%

Operating expenses:
Cost of services and sales, non-affiliates	24,673	31,416	(6,743)	-21.5%
Cost of services and sales, affiliates	—	13,534	(13,534)	-100.0%
Selling, general and administrative	20,387	25,017	(4,630)	-18.5%
Depreciation and amortization	8,475	8,585	(110)	-1.3%
Gain on disposal of assets, net	(6,978)	(199)	(6,779)	n/a
Earnings from equity method investments	—	(11,556)	11,556	-100.0%

Total operating expenses	46,557	66,797	(20,240)	-30.3%

Operating income	8,178	11,668	(3,490)	-29.9%

Other income and (expense):
Interest expense	(4,077)	(8,615)	4,538	-52.7%
Loss on extinguishment of debt	(2,250)	—	(2,250)	n/a
Interest income	14	28	(14)	-50.0%

Total other income and (expense)	(6,313)	(8,587)	2,274	-26.5%

Income before income tax expense	1,865	3,081	(1,216)	-39.5%

Income tax expense	(663)	(1,203)	540	-44.9%

Net income	1,202	1,878	(676)	-36.0%
Less net loss attributable to noncontrolling interest	(37)	—	(37)	-100.0%

Net income attributable to ACS	$1,239	$1,878	$(639)	-34.0%

Operating Revenue

Business and Wholesale

Business and Wholesale revenue of $29.7 million increased $1.7 million, or 6.2%, in the third quarter of 2015 from $28.0 million in the third quarter of 2014. This improvement was primarily driven by a $1.5 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Although broadband connections have grown marginally by 1.9%, broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Broadband ARPU increased to $218.54 in the third quarter of 2015 from $195.04 in the third quarter of 2014, an increase of 12.0%. Additionally, wholesale revenue increased $0.3 million related to an increase in carrier circuits due to $0.6 million associated with our new capacity agreement with GCI. Prior to the Wireless Sale, the revenues associated with this agreement were associated with a related-party agreement with AWN and reported as Wireless and AWN related revenue. These increases were partially offset by a $0.3 million decrease in managed IT services and a $0.1 million decrease in traditional voice revenue due to 1,399 fewer connections year over year. ARPU of $23.66 in 2015 was essentially unchanged compared with $23.65 in the prior year.

Consumer

Consumer revenue of $9.9 million decreased $0.5 million, or 4.7%, in the third quarter of 2015 due to a change in mix. Voice revenue decreased $0.2 million primarily due to 6,161 fewer connections partially offset by an increase in ARPU to $29.09 from $26.73 in the prior year. The downward trend in connections is expected to continue as more customers discontinue using their fixed landline voice service and move to wireless alternatives. Broadband revenue decreased $0.2 million to $6.1 million in 2015 from $6.3 million in 2014 due to a 4,769 decrease in connections year over year. However customers are subscribing to higher levels of bandwidth speeds, which resulted in a 9.2% increase in ARPU to $59.16 from $54.18 in the prior year.

Other Revenue

Other revenue of $15.1 million increased $0.1 million, or 0.6%, in the third quarter of 2015 from $15.0 million in the third quarter of 2014 due to a $0.5 million increase in equipment sales and installations, which are part of our Managed IT services business largely offset by a $0.4 reduction in access revenue caused primarily by lower eligible access lines combined with a lower rate per line.

Wireless and AWN Related

The Company recorded no Wireless and AWN related revenue in the third quarter of 2015 compared with $25.1 million in the third quarter of 2014 due to the wind-down of our wireless operations effective February 2, 2015.

Operating Expenses

Cost of Services and Sales, Non-Affiliates

Cost of services and sales, non-affiliates of $24.7 million decreased $6.7 million, or 21.5%, in the third quarter of 2015 from $31.4 million in the third quarter of 2014. This decrease reflects a $3.9 million decrease in wireless device and accessory costs, a $0.9 million recovery of certain State regulatory surcharges in the third quarter of 2015, a $0.8 million decline in access expenses due to the Wireless Sale and a $0.4 million decrease in wireless CDMA maintenance costs. In addition, 2014 results were negatively impacted by $0.9 million in leased circuit costs and $0.3 million in submarine repair costs associated with the severed fiber optic cable caused by the July 2014 earthquake.

Cost of Services and Sales, Affiliates

Cost of services and sales were zero in the third quarter of 2015 compared with $13.5 million in the third quarter of 2014 due to the sale of our wireless operations and the discontinuance of the associated affiliate transactions.

Selling, General and Administrative

Selling, general and administrative expenses of $20.4 million decreased $4.6 million, or 18.5%, in the third quarter of 2015 from $25.0 million in the third quarter of 2014. This decrease was driven by a $2.4 million reduction in customer service cost, and a $0.9 million reduction in wireless agent commissions, billing costs and property tax expense as a result of the Wireless Sale, and a $1.0 million reduction in other labor costs. Bad debt expense declined $1.2 million due to certain recoveries on rural health care customers. Partially offsetting these decreases was $1.1 million in severance costs recorded in the third quarter of 2015.

Depreciation and Amortization

Depreciation and amortization expense of $8.5 million decreased $0.1 million, or 1.3%, in the third quarter of 2015 from $8.6 million in the same period of 2014. Depreciation was relatively flat due to the offsetting impact of higher depreciation on assets recently placed in service and a decline in depreciation due to assets sold in connection with the Wireless Sale.

Gain on Disposal of Assets, Net

The net gain on the disposal of assets of $7.0 million in the third quarter of 2015 consisted of a $7.1 million gain on the sale of our wireless operations associated with the settlement agreement entered into with GCI effective August 4, 2015, partially offset by losses of $0.1 million associated with abandoned and cancelled capital projects. The gain on the disposal of assets of $0.2 million in the third quarter of 2014 was the result of a land sale and excess removal obligations on terminated leases during the period.

Other Income and Expense

Interest expense of $4.1 million in the third quarter of 2015 decreased $4.5 million compared with $8.6 million in the same period of 2014. This decrease was due primarily to lower outstanding debt year over year triggered by the pay down of $240.5 million of our 2010 Senior Credit Facility in February of 2015 and, to a lesser extent, the effect of our 2015 refinancing transactions completed on September 14, 2015. The $2.3 million loss on extinguishment of debt in the third quarter of 2015 consisted of $1.3 million associated with the early repayment of our 2010 Senior Credit Facility and $0.9 million associated with the repurchase of a portion of our 6.25% Notes.

Income Taxes

Income tax expense and the effective tax rate in the third quarter of 2015 of $0.7 million and 35.5%, respectively, compares with income tax expense of $1.2 million and an effective rate of 39.0% in the third quarter of 2014.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of our joint venture with QHL was $37 thousand in the third quarter of 2015.

Net Income Attributable to ACS

Net income attributable to ACS of $1.2 million in the third quarter of 2015 compares with $1.9 million in the same period of 2014. The year over year results reflect the revenue and expense items discussed above.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

	Nine Months ended September 30,
(in thousands)	2015	2014	Change	% Change
Service Revenue:
Business and Wholesale Customers
Voice	$16,544	$16,948	$(404)	-2.4%
Broadband	36,569	32,658	3,911	12.0%
Managed IT Services	2,247	2,540	(293)	-11.5%
Other	5,708	5,256	452	8.6%
Wholesale	26,932	24,723	2,209	8.9%

Business and Wholesale service revenue	88,000	82,125	5,875	7.2%

Consumer Customers
Voice	10,257	11,399	(1,142)	-10.0%
Broadband	19,136	18,441	695	3.8%
Other	873	1,191	(318)	-26.7%

Consumer service revenue	30,266	31,031	(765)	-2.5%

Total Service Revenue	118,266	113,156	5,110	4.5%

Growth in Service Revenue	4.5%
Growth in Broadband Service Revenue	9.0%

Other Revenue:
Equipment Sales and Installations	4,667	3,421	1,246	36.4%
Access	25,477	26,732	(1,255)	-4.7%
High Cost Support	14,761	18,271	(3,510)	-19.2%

Total Service and Other Revenue	163,171	161,580	1,591	1.0%

Growth in Service and Other Revenue	1.0%
Growth excluding equipment sales	0.2%

Wireless and AWN related revenue:
Service revenue, equipment sales and other	6,300	58,856	(52,556)	-89.3%
Transition services	4,769	—	4,769	100.0%
CETC	1,654	14,581	(12,927)	-88.7%
Amortization of deferred AWN capacity revenue	292	2,337	(2,045)	-87.5%

Total Wireless & AWN Related Revenue	13,015	75,774	(62,759)	-82.8%

Total operating revenues	$176,186	$237,354	$(61,168)	-25.8%

Operating expenses:
Cost of services and sales, non-affiliates	81,056	91,274	(10,218)	-11.2%
Cost of services and sales, affiliates	4,961	43,295	(38,334)	-88.5%
Selling, general and administrative	70,982	74,926	(3,944)	-5.3%
Depreciation and amortization	25,491	25,850	(359)	-1.4%
(Gain) loss on disposal of assets, net	(46,364)	612	(46,976)	n/a
Earnings from equity method investments	(3,056)	(29,247)	26,191	-89.6%

Total operating expenses	133,070	206,710	(73,640)	-35.6%

Operating income	43,116	30,644	12,472	40.7%

Other income and (expense):
Interest expense	(18,381)	(26,144)	7,763	-29.7%
Loss on extinguishment of debt	(2,250)	—	(2,250)	-100.0%
Interest income	56	42	14	33.3%

Total other income and (expense)	(20,575)	(26,102)	5,527	-21.2%

Income before income tax expense	22,541	4,542	17,999	n/a

Income tax expense	(9,982)	(1,964)	(8,018)	n/a

Net income	12,559	2,578	9,981	n/a
Less net loss attributable to noncontrolling interest	(56)	—	(56)	-100.0%

Net income attributable to ACS	$12,615	$2,578	$10,037	n/a

Operating Revenue

Business and Wholesale

Business and Wholesale revenue of $88.0 million increased $5.9 million, or 7.2%, in the nine month period of 2015 from $82.1 million in the nine month period of 2014. This improvement was primarily driven by a $3.9 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Although broadband connections have grown marginally by 1.9%, growth of broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Broadband ARPU increased to $214.31 in 2015 from $195.69 in 2014, an increase of 9.5%. Additionally, wholesale revenue increased $2.2 million related to an increase in carrier circuits, of which $1.6 million was associated with our new capacity agreement with GCI. Prior to the Wireless Sale, the revenues associated with this agreement were associated with a related-party agreement with AWN and reported as Wireless and AWN related revenue. These increases were partially offset by a $0.4 million decrease in traditional voice revenue due to 1,399 fewer connections year over year and lower ARPU of $23.37 compared with $23.58 in the prior year due to price compression, and a $0.3 million decrease in managed IT services.

Consumer

Consumer revenue of $30.3 million decreased marginally in the nine month period of 2015 due to a change in mix. Voice revenue decreased $1.1 million primarily due to 6,161 fewer connections partially offset by a slight increase in ARPU to $27.43 from $26.75 in 2015. This trend is expected to continue as more customers discontinue using their fixed landline voice service and move to wireless alternatives. Largely offsetting this decline, broadband revenue increased $0.7 million to $19.1 million in the nine month period of 2015 from $18.4 million in the nine month period of 2014. Broadband connections decreased 4,769 year over year; however customers are subscribing to higher levels of bandwidth speeds, which resulted in a 13.5% increase in ARPU to $59.27 from $52.22 in the prior year.

Other Revenue

Other revenue of $44.9 million decreased $3.5 million, or 7.3%, in the nine month period of 2015 from $48.4 million in the nine month period of 2014 due to a $3.5 million decrease in high cost support primarily due to a non-recurring $3.5 million release of reserves in the first nine months of 2014. Additionally, there was a decrease of $1.3 million in access revenue caused primarily by lower eligible access lines combined with a lower rate per line. Partially offsetting these decreases was an increase of $1.2 million in equipment sales and installations, which are part of our Managed IT services business.

Wireless and AWN Related

Wireless and AWN related revenue of $13.0 million decreased $62.8 million, or 82.8%, in the nine month period of 2015 from $75.8 million in the nine month period of 2014. The wind-down of our wireless operations effective February 2, 2015 resulted in a $67.5 million decrease in service revenue, equipment sales, CETC revenue and the reclassification of capacity revenue noted in business and wholesale above. The recognition of transition services revenue of $4.8 million in the nine month period of 2015 partially offset these declines.

Operating Expenses

Cost of Services and Sales, Non-Affiliates

Cost of services and sales, non-affiliates of $81.1 million decreased $10.2 million, or 11.2%, in the nine month period of 2015 from $91.3 million in the same period of 2014. This decrease was due to a decline of $11.3 million in wireless device and accessory costs, a decline of $2.1 million in access expense due to the Wireless Sale, a decrease of $1.3 million related to maintenance of the wireless CDMA network, a $0.9 million recovery of certain State regulatory surcharges in the third quarter of 2015 and a $0.4 million reduction in facilities expenses. In addition, 2014 results were negatively impacted by $0.9 million in leased circuit costs and $0.3 million in submarine repair costs associated with the severed fiber optic cable caused by the July 2014 earthquake. Partially offsetting these decreases were $4.7 million in storefront exit and other wind-down costs associated with the sale of our wireless operations and an increase in labor costs of $1.5 million primarily associated with the acquisition of TekMate in January 2014.

Cost of Services and Sales, Affiliates

Cost of services and sales, affiliates of $5.0 million decreased $38.3 million in the nine month period of 2015 from $43.3 million in the same period of 2014. This decrease was due to the sale of our wireless operations on February 2, 2015 and the discontinuance of the associated affiliate transactions.

Selling, General and Administrative

Selling, general and administrative expenses of $71.0 million decreased $3.9 million, or 5.3%, in the nine month period of 2015 from $74.9 million in the same period of 2014. This decrease was driven by a $4.6 million reduction in customer service costs and a $2.5 million decrease in wireless agent commission, billing costs and property taxes as a result of the Wireless Sale. In addition, bad debt expense decreased $2.2 million due to certain recoveries on rural health care customers, incentive based compensation expense decreased $1.3 million and other labor costs declined $1.0 million year over year. These decreases were partially offset by $7.7 million in severance, transaction and other wind-down costs associated with the sale of our wireless operations.

Depreciation and Amortization

Depreciation and amortization expense of $25.5 million decreased $0.4 million, or 1.4%, in the nine month period of 2015 from $25.9 million in the same period of 2014. Depreciation was relatively flat due to the offsetting impact of higher depreciation on assets recently placed in service and a decline in depreciation due to assets sold in connection with the Wireless Sale.

(Gain) Loss on Disposal of Assets, Net

The net gain on the disposal of assets of $46.4 million in the nine month period of 2015 reflected the $48.2 million gain on the sale of our wireless operations on February 2, 2015, partially offset by losses of $1.8 million associated with abandoned and cancelled projects. The loss of $0.6 million in the nine month period of 2014 was primarily associated with the $0.4 million write off of obsolete inventory and $0.4 million related to projects that moved to AWN, partially offset by a land sale and excess removal obligations on terminated leases.

Other Income and Expense

Interest expense of $18.4 million in the nine month period of 2015 decreased $7.7 million compared with $26.1 million in the same period of 2014 due primarily to lower outstanding debt year over year associated with the pay down of our 2010 Senior Credit Facility on February 2, 2015 and, to a lesser extent, the effect of our 2015 refinancing transactions completed on September 14, 2015. This decrease was partially offset by the write off of debt issuance and debt discount costs and the reclassification of over hedged swaps to interest expense in 2015 related to the pay down of our 2010 Senior Credit Facility. The $2.3 million loss on extinguishment of debt in 2015 consisted of $1.3 million associated with the early repayment of our 2010 Senior Credit Facility and $0.9 million associated with the repurchase of a portion of our 6.25% Notes.

Income Taxes

Income tax expense and the effective tax rate in the nine month period of 2015 were $10.0 million and 44.3%, respectively, compared with $2.0 million and 43.2% in the nine month period of 2014. The income tax expense in 2015 includes an amount related to unrealized amortization of stock compensation.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of our joint venture with QHL was $56 thousand in the nine month period of 2015.

Net Income Attributable to ACS

Net income attributable to ACS of $12.6 million in the nine month period of 2015 compares with $2.6 million in the same period of 2014. The year over year results reflect the revenue and expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures and debt service in the first nine months of 2015 through internally generated funds, our refinancing initiative in the third quarter, distributions from AWN and a portion of the proceeds on the Wireless Sale. At September 30, 2015, we had $42.1 million in cash and cash equivalents, $2.1 million in restricted cash and a $10.0 million undrawn revolving credit facility. Outstanding standby letters of credit commit $1.5 million of that available revolving credit facility at September 30, 2015.

Our major sources and uses of funds in the nine months ended September 30, 2015 and 2014 are as follows:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$5,109	$39,891
Capital expenditures	$(38,216)	$(33,916)
Change in unsettled capital expenditures	$3,387	$(1,300)
Proceeds on wireless sale	$285,160	$—
Proceeds on sale of assets	$3,129	$136
Return of capital from equity investment	$1,875	$8,286
Net change in restricted cash	$(1,357)	$—
Net debt repayments	$(243,329)	$(24,022)
Debt issuance costs	$(4,555)	$—
Interest paid	$(11,120)	$(22,036)
Payment of withholding taxes on stock-based compensation	$(402)	$(586)
Income taxes paid, net	$(3,942)	$(220)

Cash Flows from Operating Activities

Cash provided by operating activities of $5.1 million in the first nine months of 2015 compares with $39.9 million in the first nine months of 2014. This decrease was primarily due to the wind-down of our wireless operations in 2015, a year over year reduction in cash distributions received from AWN and settlement of amounts due to AWN associated with wind-down of the wireless operations, partially offset by lower cash interest payments. See Results of Operations – Operating Revenue – Wireless and AWN Related for additional discussion.

Interest payments, net of cash interest income and including capitalized interest, were $11.1 million and $22.0 million in the first nine months of 2015 and 2014, respectively. Our $120.0 million convertible debt has a fixed coupon rate of 6.25% and a current outstanding balance of $104.0 million. Under the terms of the First Lien Facility, we must, within ninety days of the Closing Date, enter into or obtain an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings of a minimum of $45.0 million for a weighted average life of at least two years. As of September 30, 2015, such hedging transactions had not been entered into.

Cash Flows from Investing Activities

Cash provided by investing activities of $252.7 million in the first nine months of 2015 included proceeds on the Wireless Sale of $285.2 million. The purchase price adjustments were resolved in the third quarter of 2015. Proceeds from investing activities also included $1.9 million of cash distributions from AWN and $3.1 million on the sale of assets, primarily associated with the sale of fiber on the North Slope fiber optic network to CPAI and QHL. Total cash paid on capital spending (capital expenditures net of change in unsettled capital expenditures) was $34.8 million, including $5.5 million for the fiber optic network purchased from CPAI and $6.7 million associated with spend incurred in a prior period. Of the $38.2 million incurred in the first nine months of 2015, $11.0 million was for the fiber optic network ($5.5 million of which is payable in 2016) and an additional $11.7 million was success based versus maintenance.

Cash used by investing activities in the first nine months of 2014 consisted of cash capital expenditures (capital expenditures net of change in unsettled capital expenditures) totaling $35.2 million associated primarily with our fiber and circuit network build out and IT infrastructure, partially offset by $8.3 million of cash distributions as a return of capital from our equity method investments.

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

Cash Flows from Financing Activities

In September of 2015, we entered into the 2015 Senior Credit Facilities, which consisted of a combined $100.0 million of senior secured financing, including term loans totaling $90.0 million and a $10.0 million revolving credit facility. We utilized proceeds from the 2015 Senior Credit Facilities and cash on hand to repay in full our 2010 Senior Credit Facility, including accrued interest and fees, of $81.5 million, redeem a portion of our 6.25% Notes in the principal amount of $10.0 million and fund transaction fees and expenses associated with the 2015 Senior Credit Facilities totaling $3.9 million.

Cash used by financing activities of $247.5 million in the first nine months of 2015 consisted primarily of repayments of long term debt totaling $333.4 million partially offset by proceeds from the issuance of debt totaling $90.1 million. Repayment of long term debt included $240.5 million paid on our 2010 Senior Credit Facility from proceeds on the Wireless Sale and, in connection with our third quarter refinancing activities, repayment of the balance of the 2010 Senior Credit Facility in the amount of $80.4 million and repurchase of our 6.25% Notes in the principal amount of $10.0 million. Proceeds from the 2015 Senior Credit Facilities totaling $90.1 million were utilized in part to repay our 2010 Senior Credit facility and repurchase a portion of our 6.25% Notes. We incurred debt issuance costs of $4.6 million primarily associated with the 2015 Senior Credit Facilities and the amendment to our 2010 Senior Credit Facility. We also made a final contingent payment of $0.3 million in connection with our acquisition of TekMate. Cash proceeds from financing activities included a $0.3 million contribution to our joint venture with Quintillion Holdings, LLC by the noncontrolling interest and $0.1 million of proceeds from the issuance of common stock.

Cash used in financing activities of $25.3 million in the first nine months of 2014 consisted primarily of repayments of long term debt of $24.0 million, including the early payment of $13.2 million in annual scheduled payments and a voluntary $10.0 million payment on the term loan component of our 2010 Senior Credit Facility for 2014.

Liquidity and Capital Resources

Consistent with our history, our current and long-term liquidity could be impacted by a number of challenges, including, but not limited to: (i) the annual funding of debt and other obligations, including our pension plans and lease commitments; (ii) potential future reductions in our revenues resulting from governmental and public policy changes, including regulatory actions affecting revenue from Universal Service Funds; (iii) the capital intensive nature of our industry; (iv) our need to respond to and fund the rapid technological changes inherent to our industry, including new products; (v) the potential funding of certain contingent liabilities; and (vi) our ability to obtain adequate financing to support our business and pursue growth opportunities.

We are responding to these challenges by (i) driving retail growth in broadband revenues to business and wholesale consumers; (ii) completing our wind-down activities; (iii) achieving our run rate Adjusted EBITDA targets; and (iv) holding capital spending to between $34 million and $36 million annually.

2015 Senior Credit Facilities

Our 2015 Senior Credit Facilities provide for events of default, including non-payment defaults on other debt, misrepresentation, breach of covenants, representations and warranties, change of control, and insolvency and bankruptcy.

The 2015 Senior Credit Facilities also require that we maintain certain financial ratios as defined in the 2015 Senior Credit Agreements filed on Form 8-K on November 5, 2015.

Certain terms of our 2015 Senior Credit Facilities as defined in the 2015 Senior Credit Agreements are summarized below. EBITDA as defined in the 2015 Senior Credit Agreements is not a GAAP measure and is not consistent with Adjusted EBITDA presented elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	First Lien Term Loan	Second Lien Term Loan

Interest rate:
Margin over LIBOR	4.50%	8.50%
LIBOR floor	1.00%	1.00%
Quarterly principal payments (in thousands):
Quarter ended December 31, 2015	$250	NA
Effective quarter beginning January 1, 2016	$750	NA
Effective quarter beginning January 1, 2017	$1,000	NA
Maturity date of remaining principal	January 2, 2018	March 3, 2018
Net Total Leverage to Adjusted EBITDA Ratio Limit:
September 14, 2015 through December 31, 2016	3.750	4.310
January 1, 2017 through December 31, 2017	3.250	3.740
January 1, 2018 and thereafter	3.000	3.450
Senior Leverage to Adjusted EBITDA Ratio Limit:
September 14, 2015 through December 31, 2016	2.500	2.875
January 1, 2017 through December 31, 2018	2.250	2.588
January 1, 2019 and thereafter	2.000	2.300
Adjusted EBITDA to Debt Service Coverage Ratio Minimum:
September 14, 2015 and thereafter	2.000	1.700

The revolving credit facility component of the First Lien Facility bears interest at 4.5% with a LIBOR minimum of 1.0% and a commitment fee of 0.25% on the average daily unused portion. Any amounts outstanding under the revolving credit agreement are due on January 2, 2018.

The weighted interest rate on the 2015 Senior Credit Facilities was 6.61% at September 30, 2015.

As disclosed below, we were in compliance with all financial ratios as of September 30, 2015.

Net Total Leverage Ratio:
First Lien Term Loan	3.520
Second Lien Term Loan	3.520
Senior Leverage Ratio:
First Lien Term Loan	1.970
Second Lien Term Loan	1.970
Debt Service Coverage Ratio:
First Lien Term Loan	3.060
Second Lien Term Loan	3.060

Substantially all of our assets (including those of our subsidiaries) have been pledged as collateral for our 2015 Senior Credit Facilities.

The First Lien Facility may be extended to June 30, 2020 and the Second Lien Facility may be extended to September 30, 2020 if the Company (i) has refinanced or repurchased its 6.25% Notes such that no more than $30.0 million of principal amount is outstanding (with cash available for their repayment at maturity) and any replacement notes have a maturity date not earlier than December 31, 2020, (ii) has achieved certain liquidity requirements, and (iii) is otherwise compliant with the terms of the 2015 Senior Credit Facilities. In the event the 2015 Senior Credit Facilities are extended, the quarterly principal payments on the term loan component of the First Lien Facility are $250 thousand in the fourth quarter of 2015, $750 thousand in each quarter of 2016, $1.0 million in each quarter of 2017, $1.25 million in each quarter of 2018, and $1.5 million in each quarter of 2019 and the first quarter of 2020. The remaining principal balance, including any amounts outstanding under the revolving credit facility, is due in its entirety on June 30, 2020. The Second Lien Facility is due in its entirety on September 30, 2020, and may be prepaid in whole or in part at the Company’s option prior to maturity.

We believe that we will have sufficient cash on hand, cash provided by operations and availability under our 2015 Senior Credit Facilities to service our debt and fund our operations, capital expenditures and other obligations over the next twelve months. However, our ability to make such an assessment is dependent upon our future financial performance, which is subject to future economic conditions and to financial, business, regulatory, competitive entry and many other factors, many of which are beyond our control and could impact us during the time period of this assessment. See “Item 1A, Risk Factors” in our Annual Report on Form 10-K and this report for further information regarding these risks.

Contractual Obligations

The items below have been updated to reflect the refinancing activities completed during the third quarter of 2015. No other items in the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2014 have changed materially outside the normal course of business.

	Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt	$194,000	$250	$7,000	$186,750	$—
Interest on long-term debt	34,289	3,254	25,450	3,159	2,426

NON-GAAP FINANCIAL MEASURES

In an effort to provide investors with additional information regarding our financial results, in particular with regards to our liquidity and capital resources, we have disclosed certain non-GAAP financial information which management utilizes to assess performance and believe provides useful information to investors.

The Company has disclosed Adjusted EBITDA as net income before interest, loss on extinguishment of debt, depreciation and amortization, gain or loss on asset purchases or disposals, earnings on equity method investments, gain on the sale of our wireless operations, income taxes, AWN and Wireless Sale transaction related costs, stock-based compensation, pension adjustments, earthquake related expenses, net loss attributable to noncontrolling interest and expenses under the Company’s long term cash incentive plan (“LTCI”). LTCI expenses are considered part of an interim compensation structure to mitigate the dilutive impact of additional share issuances for executive compensation. Distributions from AWN are included in Adjusted EBITDA.

Free cash flow is defined as Adjusted EBITDA, less recurring operating cash requirements which include capital expenditures, net of cash received for a fiber build for carrier customer, less cash interest expense, earthquake related expenses, significant non-cash revenue associated with our interconnection agreement with AWN and GCI, and in the purchase of the North Slope fiber network.

Adjusted EBITDA and Free Cash Flow are not GAAP measures and should not be considered a substitute for operating income, net cash provided by operating activities, or net cash provided or used. Adjusted EBITDA as computed below is not consistent with the definition of EBITDA referenced in the our 2015 Senior Credit Agreements and other companies may not calculate Non-GAAP measures in the same manner we do.

The following table provides the computation of our Non-GAAP measures for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$1,202	$1,878	$12,559	$2,578
Add (subtract):
Interest expense	4,077	8,615	18,381	26,144
Loss on extinguishment of debt	2,250	—	2,250	—
Interest income	(14)	(28)	(56)	(42)
Depreciation and amortization	8,475	8,585	25,491	25,850
Loss (gain) on disposal of assets, net	114	(199)	1,868	612
Earnings from equity method investment in TekMate	—	—	—	(12)
Earnings from equity method investment in AWN	—	(11,556)	(3,056)	(29,235)
Gain on sale of assets	(7,092)	—	(48,232)	—
AWN distributions received/receivable, net	—	12,500	765	37,500
AWN distributions received for the prior period	—	(4,167)	—	(4,167)
AWN distributions receivable within 12 days	—	4,167	—	4,167
Income tax expense	663	1,203	9,982	1,964
Stock-based compensation	619	684	1,898	1,877
Long-term cash incentives	714	587	1,356	1,572
Pension adjustment	210	—	210	—
Earthquake related expense	—	1,228	—	1,228
Net loss attributable to noncontrolling interest	37	—	56	—
Wireless sale transaction-related and wind down costs	1,321	28	12,629	240

Adjusted EBITDA	$12,576	$23,525	$36,101	$70,276

Less:
Capital expenditures	(12,083)	(16,042)	(27,216)	(33,916)
Milestone billings for fiber build project for a carrier customer	—	2,000	2,500	2,000

Net capital expenditures	(12,083)	(14,042)	(24,716)	(31,916)

Purchase of North Slope fiber network:
Acquisition price	—	—	(11,000)	—
Less: 50% due in 2016	—	—	5,500	—
Less: proceeds on sale of fiber to joint venture partner	—	—	2,650	—
Less: other cash proceeds	—	—	400	—

Net North Slope purchase	—	—	(2,450)	—

Amortization of deferred GCI/AWN capacity revenue	(520)	(647)	(1,649)	(2,337)
Earthquake related expense	—	(1,228)	—	(1,228)
Cash interest expense	(2,179)	(6,008)	(11,120)	(22,036)

Free cash flow	$(2,206)	$1,600	$(3,834)	$12,759

OUTLOOK

Our outlook for the remainder of 2015 is to deliver on the financial guidance we have provided to investors, while continuing to invest in new products and services to meet the growing needs of our customers, all while consistently delivering a high quality service experience to our customers. Based on our performance in the first nine months of the year, we re-affirmed our financial guidance. We are focused on driving top line growth and achievement of our Adjusted EBITDA run rate targets.

Additionally, we are streamlining our management structure in support of our more focused broadband and IT Managed Services approach to the market. These changes include:

•	Laurie Butcher has been promoted to Senior Vice President of Finance with responsibility for all financial functions. Ms. Butcher has been employed by Alaska Communications for nineteen years and has served as Vice President of Finance for the past ten years.

•	Diedre Williams has been promoted to Vice President of Human Resources and replaces Jim Johnsen who separated from the Company in July 2015 to take the role of President, University of Alaska System. Ms. Williams has been employed by Alaska Communications for twelve years and has served as Director of Human Resources for the past four years.

•	In order to drive a customer and market focused sales and operations organization, the following executives are assuming new and enhanced roles within the Company:

•	Bill Bishop has been promoted to Senior Vice President of Business Markets with responsibility for Business and Wholesale revenues and associated contribution margin. Mr. Bishop has been employed by Alaska Communications for eleven years and has served as Vice President of Enterprise Sales for the past five years. He has twenty-two years of telecommunications industry experience having previously served with AT&T.

•	Mike Todd has been named Senior Vice President of Consumer Markets with responsibility for Consumer revenues and associated contribution margin. Mr. Todd has been employed by Alaska Communications for seven years and has served as Senior Vice President of Engineering and Operations for the past five years. He has twenty-eight years of telecommunications industry experience having previously served with Ericsson, Inc. and Sprint.

•	Randy Ritter has been named Senior Vice President of Shared Services with responsibility for overall revenues and associated contribution margin. Mr. Ritter has been employed by Alaska Communications for two years during which time he has served as Senior Vice President of Managed Services. He has twenty-five years of telecommunications industry experience having previously served with Sprint and One Communications.

•	Wayne Graham, who has served with great distinction as Chief Financial Officer, is separating from the Company effective the end of November. David Eisenberg, who has had a stellar performance record as our Chief Revenue Officer, is separating from the Company effective the end of November. Messrs. Graham and Eisenberg demonstrated exemplary leadership in helping guide the Company’s transformation over the past several years.

These changes elevate tenured executives with excellent performance records in the organization, and position the Company to build on the growth platform developed over the past several years.

Our financial guidance is as follows:

•	Total service and other revenue of approximately $220 million.

•	Run rate Adjusted EBITDA exiting 2015 of $54 million to $56 million.

•	Net capital spending of $34 million to $36 million.

•	Net debt at year end of approximately $159 million.

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of September 30, 2015, we have recorded litigation accruals of $0.6 million against certain of those claims and legal actions. Estimates involved in developing these litigation accruals could change as these claims, legal actions and regulatory proceedings progress. See also Part II, “Item 1, Legal Proceedings.”

EMPLOYEES

As of September 30, 2015 we employed 689 regular full-time employees, 7 regular part-time employees and 7 temporary employees, compared with 807, 35 and 6, respectively at December 31, 2014. Approximately 55% of our employees are represented by the IBEW, Local 1547. Our Master Collective Bargaining Agreement with the IBEW governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska through December 31, 2016. Management considers employee relations to be generally good.

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

Recently Adopted Accounting Pronouncements

In the third quarter of 2015, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. ASU 2015-03 is to be applied on a retrospective basis. Accordingly, the Company reclassified debt issuance costs of $4,469 at December 31, 2014 from “Assets” to “Long-term obligations, net of current portion” to conform with the current presentation. The provisions of ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and the Company elected early adoption as permitted by the update. See Note 7 “Long-Term Obligations” in this Quarterly Report on Form 10-Q for the disclosures required by ASU 2015-03.

In the third quarter of 2015, the Company adopted the provisions of ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (“ASU 2015-15”), which was issued by the FASB in August 2015. Given the absence of authoritative guidance in ASU 2015-03 (described above) for debt issuance costs related to line-of-credit arrangements, this update provides guidance pursuant to an SEC Staff Announcement stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company’s debt issuance costs associated with its line-of-credit arrangements are not significant. Therefore, adoption of ASU 2015-15 did not have a material effect on the Company’s financial statements and related disclosures. See Note 7 “Long-Term Obligations” in this Quarterly Report on Form 10-Q.

Accounting Pronouncements Issued Not Yet Adopted

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810), Amendments to the Consolidation Analysis (“ASU 2015-02”). This update amends the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities; (ii) eliminates the presumption that a general partner should consolidate a limited partnership; (iii) affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships; and (iv) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The provisions of ASU 2015-02 are effective for quarterly and annual reporting periods beginning after December 15, 2015. The Company is evaluating the effect that ASU 2015-02 will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-04, “Compensation – Retirement Benefits (Topic 715), Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” (“ASU 2015-04”). ASU 2015-04 is part of the FASB’s simplification initiative to reduce complexity in accounting standards. Among other things, the amendments in this update provide that for an entity that has a significant event in an interim period that calls for a remeasurement of defined benefit plan assets and obligations, the entity is permitted to remeasure the defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event as opposed to the specific date of the event. The month-end remeasurement of defined benefit plan assets and obligations that is closest to the date of the significant event should be adjusted for any effects of the significant event that may or may not be captured in the month-end measurement. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the date of the significant event that are not caused by the entity. Also, if an entity applies the practical expedient and a contribution is made between the month-end date used to measure defined benefit plan assets and obligations and the entity’s fiscal year-end, the entity should not adjust the fair value of each class of plan assets for the effects of the contribution, but simply disclose the amount of the contribution. ASU 2015-04 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and is to be applied prospectively. Early application is permitted. ASU 2015-04 would potentially affect the Company’s financial statements and related disclosures in the event of a significant event requiring the remeasurement of its defined benefit plan assets and obligations. The Company is assessing the effect that ASU 2015-04 will have on its consolidated financial statements and related disclosures.

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

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The amendments in ASU 2015-16 eliminate the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination during the measurement period. Adjustments to provisional amounts are to be recorded in the same period in which the adjustments are determined, and are to be calculated as if the accounting had been completed at the acquisition date. This update requires that all such adjustments be presented separately on the face of the income statement or disclosed in the notes to the financial statements and identify, by financial statement line item, the portion of the adjustment that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The effect of ASU 2015-16 on the Company’s financial statements and related disclosures is subject to its future business combination activity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk has historically been associated with changes in interest rates. We have historically managed our exposure to fluxuations in LIBOR and the resulting impact on interest expense and cash interest payments on our debt through the utilization of floating-to-fixed interest rate swaps designated as cash flow hedges. The interest rates and cash interest payments were effectively fixed on 55% of our total borrowings of $188.7 million as of September 30, 2015. Our 6.25% Notes in the amount of $104.0 million have a fixed coupon rate. The term loan component of our First Lien Facility in the amount of $65.0 million bears interest at LIBOR plus 4.5% with a LIBOR floor of 1.0%, and our Second Lien Facility in the amount of $25.0 million bears interest at LIBOR plus 8.5% with a LIBOR floor of 1.0% as of September 30, 2015. Under the terms of the First Lien Facility, we must, within ninety days of the Closing Date, enter into or obtain an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings of a minimum of $45.0 million for a weighted average life of at least two years. As of September 30, 2015, we had not entered into any transactions to hedge variability in the interest rates on its 2015 Senior Credit Facilities.

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

As disclosed under Item 9.A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, management identified a material weakness in internal control over financial reporting relating to the lack of sufficient personnel resources to ensure the operational effectiveness of its management review controls.

Management’s plan for remediation of the material weakness consisted of hiring additional qualified personnel resources and utilizing expert external advisors as appropriate. This material weakness was not fully remediated as of the end of the period covered by this report. However, management has completed the hiring process and will complete the remediation plan during 2015.

The Company included in its assessment of internal control over financial reporting as of September 30, 2015, certain controls implemented for TekMate, LLC. As discussed below, the Company will complete the implementation of internal controls over financial reporting for TekMate, LLC and incorporation of those controls into its assessment of internal control over financial reporting in 2015.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated any changes in our internal controls over financial reporting that occurred during the third quarter of 2015. During the third quarter of 2015, the Company completed the hiring process, including additional qualified personnel resources and the utilization of expert external advisors, associated with remediation of the material weakness as discussed above. During the first nine months of 2015, the Company also integrated TekMate, LLC operations into many of its existing internal controls and implemented certain additional internal controls over financial reporting associated with TekMate, LLC. The Company expects to complete the implementation during 2015.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of September 30, 2015 we have recorded litigation accruals of $0.6 million against certain current claims and legal actions. Other than as described above and as disclosed previously in “Item 3, Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Other than as described below, there have been no material changes to the Company’s risk factors as previously disclosed in “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The changes to risk factors described below should be read in conjunction with those disclosed in our Form 10-K.

The Company successfully completed the refinancing of its term loan facility which was scheduled to mature in October 2016. See Note 7 “Long-Term Obligations” in this Quarterly Report on Form 10-Q for additional information.

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

The success of the implementation of synergies and cost reductions following the sale and wind down of our Wireless operations.

The implementation of targeted synergies and future costs reductions following the sale and wind down of our Wireless operations may not be as successful as anticipated, resulting in lower than expected cash flow from operating activities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Working Capital Restrictions and Other Limitations on the Payment of Dividends

Our 2015 Senior Credit Facilities contain a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and the payment of dividends. The 2015 Senior Credit Facilities also require that we maintain certain financial ratios.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit	Where Located

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Wayne Graham, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

10.1	The Alaska Communications Systems Group, Inc. 2015 Officer Severance Policy	Exhibit 10.2 to Form 8-K (filed November 4, 2015)

10.2	Employment Agreement between Alaska Communications Systems Group, Inc. and Anand Vadapalli entered into on August 5, 2015	Exhibit 10.1 to Form 8-K (filed August 5, 2015)

10.3	Employment arrangement between Alaska Communications Systems Group, Inc. and Laurie Butcher	Exhibit 10.1 to Form 8-K (filed November 4, 2015)

10.4	Credit Agreement, dated as of September 14, 2015, by and among Alaska Communications Systems Holdings, Inc. as the Borrower, and CoBank, ACB, as Administrative Agent, and ING Capital LLC, as Syndication Agent, the lenders.	Exhibit 10.1 to Form 8-K (filed November 5, 2015)

10.5	Second Lien Credit Agreement, dated as of September 14, 2015, by and among Alaska Communications Systems Holdings, Inc. as the Borrower, and Crystal Financial LLC, as Administrative Agent and the lender.	Exhibit 10.2 to Form 8-K (filed November 5, 2015)

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Date: November 5, 2015	/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2015	/s/ Wayne Graham
Wayne Graham
Chief Financial Officer
(Principal Accounting Officer)