Form 10-K
period 2015-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2016-03-28
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on June 30, 2015 was approximately $116 million computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 12, 2016 there were outstanding 50,612,014 shares of Common Stock, $.01 par value, of the registrant.

Documents Incorporated by Reference

Information required by Part II (Item 5) and Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2015.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

Cautionary Statement Regarding Forward Looking Statements and Analysts’ Reports

This Form 10-K and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “us”, the “Company” and “Alaska Communications”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Forward-looking statements may be contained in this Form 10-K under “Item 1A, Risk Factors” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	governmental and public policy changes, including on-going changes in our revenues or obligations we will assume to receive these revenues, resulting from regulatory actions affecting inter-carrier compensation, Universal Service Funding (“USF”) for high cost support, and on-going support for programs such as lifeline services to our customers

•	our size because we are a smaller sized competitor in the markets we serve and we compete against large competitors with substantially greater resources

•	the Alaskan economy, which is expected to be impacted by continued low crude oil prices, which, if sustained, are expected to have a significant impact on both the level of spending by the State of Alaska and the level of investment in resource development projects by major exploration companies in Alaska. Both outcomes may impact the economy in the markets we serve and impact our future financial performance

•	our ability to maintain our new cost structure as a more focused broadband and managed IT services company following the sale and subsequent wind-down of our Wireless operations. Maintaining our cost reductions is key to generating cash flow from operating activities. If we fail to maintain these reductions, our financial condition will be impacted

•	the cost and availability of future financing, at the terms, and subject to the conditions necessary, to support our business and pursue growth opportunities. Our debt could also have negative consequences for our business. For example, it could increase our vulnerability to general adverse economic and industry conditions, or limit our flexibility in planning for, or reacting to, changes in our business and the telecommunications industry. In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our credit facilities. If we are unable to satisfy the financial covenants contained in those agreements, or are unable to generate cash sufficient to make required debt payments, the lenders and other parties to those arrangements could accelerate the maturity of some or all of our outstanding indebtedness.

•	disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the physical infrastructure, operating systems or devices that our customers use to access our products and services

•	our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including on-going capital expenditures needed to upgrade our network to industry competitive speeds

•	our ability to continue to develop attractive, integrated products and services to evolving industry standards, and meet the pressure from competition to offer these services at lower prices

•	unanticipated damage to one or more of our undersea fiber optic cables resulting from construction or digging mishaps, fishing boats or other reasons

•	structural declines for voice and other legacy services within the telecommunications industry

•	our ability to successfully renegotiate the Company’s collective bargaining agreement. Our Master Collective Bargaining Agreement with the International Brotherhood of Electrical Workers expires on December 31, 2016

•	a maintenance or other failure of our network or data centers.

•	a failure of information technology systems

•	a third party claim that the Company is infringing upon their intellectual property, resulting in litigation or licensing expenses, or the loss of our ability to sell or support certain products

•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan

•	the success or failure of any future acquisitions or other major transactions

•	geologic or other natural disturbances relevant to the location of our operations

•	the ability to attract, recruit, retain and develop the workforce necessary for implementing our business plan

•	the success of the Company’s expansion into managed IT services, including the execution of such services for customers

•	the success of our joint venture with Quintillion Holdings, LLC to provide broadband solutions to the North Slope of Alaska

•	the matters described under “Item 1A, Risk Factors”

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

PART I

Item 1. Business

OVERVIEW

Over the past four years, through a series of transactions and investments, we have evolved from a wireline/wireless telecom provider to a fiber broadband and managed information technology (“managed IT”) services provider, focused primarily on business and wholesale customers in and out of Alaska. We also provide telecommunication services to consumers throughout the state. Our facilities based communications network extends throughout Alaska and connects to the contiguous states via our two diverse undersea fiber optic cable systems and our usage rights on a third undersea system. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. We operate in a two player terrestrial wireline market and we estimate our market share to be less than 25% statewide. However, our revenue performance relative to our largest competitor suggests that we are gaining market share in the markets we are targeting. Our primary focus is to: (i) generate industry leading revenue growth through increasing broadband and managed IT service revenue with our business, wholesale and consumer customers, (ii) continuously improve our customer service, (iii) generate Adjusted EBITDA and Free Cash Flow (both as defined in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”) growth through top line growth and margin management, and (iv) work with state and federal regulatory agencies to provide an appropriate level of high cost support funding relative to the cost to provide broadband services in our service territories.

The sale of our wireless operations (the “Wireless Sale”), which closed on February 2, 2015, included the sale of both our one-third interest in the Alaska Wireless Network (“AWN”) and our wireless customer contracts, but excluded our wifi-based services and the wireless backhaul contracts (which provide wireline broadband services to cellular towers) that we entered into after the formation of AWN. This transaction allowed us to exit a line of business facing increasing levels of competition and declining roaming revenues at an attractive price. AWN was a wireless wholesale joint venture formed in 2013 (“AWN Formation”) in which both Alaska Communications and General Communications (“GCI”) combined their wireless networks. Alaska Communications was a one-third owner of AWN and GCI owned the remaining two-thirds. AWN owned spectrum licenses, cell sites, backhaul facility usage rights, and other assets necessary for AWN to operate as a wireless infrastructure company, and operated a statewide wholesale wireless network. GCI and Alaska Communications independently sold retail wireless services to their respective retail customers while paying AWN a wholesale charge as compensation for that company owning and operating the network.

Our parent company, Alaska Communications Systems Group, Inc., was incorporated in 1998 under the laws of the state of Delaware. Our principal executive offices are located at 600 Telephone Avenue, Anchorage, Alaska 99503-6091. Our telephone number is (907) 297-3000 and our investor internet address is www.alsk.com. Our customer internet address is www.AlaskaCommunications.com.

Markets, Services and Products

We operate our business under a single reportable segment. Prior to the Wireless Sale we provided retail wireless services and generated certain revenue streams related to our ownership in AWN. Prior to the AWN Formation, we also generated foreign roaming revenue from national wireless carriers whose customers traveled in Alaska. Our focus is now exclusively on serving customers in the following areas:

•	Business and Wholesale (broadband, voice and managed IT services)

•	Consumer (broadband and voice services)

•	Other Services (including carrier termination, equipment sales, access services and high cost support services receiving federal support funding)

The brand pillars supporting our products and services are reliability, customer service, trustworthiness and local presence. These are represented by the promise we make to our customers: “You can always expect to get the service as promised to you by an Alaska Communications’ representative. If you are not satisfied, we will work with you to provide a solution that meets your satisfaction.”

Our services and products are described below. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a summary of service and product revenues generated by each of these customer groups.

Business and Wholesale

Providing services to Business and Wholesale customers provides the majority of our service revenues and is expected to be the primary driver of our growth over the next few years. We are the only Alaska-based carrier that is Carrier Ethernet 2.0 Certified. This certification means that we meet international standards for the quality of our broadband services. We also offer IP based voice, including the largest SIP implementations in the state of Alaska, and are establishing secure connections to cloud infrastructure as evidenced b y our agreement with CyrusOne. We believe our network differentiates us in the markets we serve. We prefer not to compete on price; but on the quality, reliability and the overall value of our solutions. Accordingly, we have significant capacity to “sell into” the network we operate and do so at what we believe are attractive incremental gross margins.

Our business customers include small and medium businesses, larger enterprises, and government customers which include municipal, local, state and federal government entities, school districts, libraries and rural health care hospitals. Business services have experienced significant growth and we believe the incremental economics of business services are attractive. Given the demand from our customers for more bandwidth and other services, we expect revenue growth from these customers to continue for the foreseeable future. We provide services such as voice and broadband, and managed IT services including remote network monitoring and support service, managed IT security and IT professional services, and long distance services primarily over our own terrestrial network. We are also positioning the Company to become the premier Cloud Enabler for business in the state of Alaska.

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

Consumer

We also provide voice and broadband services to residential customers. Given that our primary competitor has extensive quad play capabilities (video, voice, wireless and broadband) we target how and where we offer products and services to this customer group in order to maintain our returns. Our focus is to offer higher bandwidth speeds to these customers, leveraging the capabilities of our existing network. Our primary competitive advantage is that we offer bandwidth without data caps, while our competitor charges customers or throttles customers’ speeds for exceeding given levels of data usage. We expect modest declines in revenues from these customers in the near term and expect to stabilize revenues within a couple of years.

Other Services

We provide voice and broadband origination and termination services to inter and intrastate carriers who serve our retail customers. We are compensated for these services, primarily by charging terminating and originating per minute rates to these carriers. These revenue streams have been in decline and we expect them to continue to decline.

We also assess monthly surcharges to our customers, as required by various state and federal regulatory agencies, and then remit these surcharges to these agencies. These surcharges vary from year to year, and are primarily recognized as revenue, and the remittance as a cost of sale. The rates imposed by regulators continue to increase. However, we expect these revenue streams to decline over time as the revenue base declines.

We also receive inter and intrastate high cost universal support funds and similar revenue streams from state and federal regulatory agencies that allow us to partially recover our costs of providing universal service in Alaska. As further discussed under “Regulation,” as a result of substantial regulatory changes enacted by the Federal Communications Commission (“FCC”), certain of these revenue streams are undergoing significant reform and until this reform process is complete it is difficult to predict the future growth in these revenue streams and the extent of obligations we will need to undertake in order to qualify for future funding.

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

Following the AWN Formation, and prior to the Wireless Sale, we reported certain revenues based on our ownership position in AWN as follows:

Because our network provides access to the retail marketplace, and as a result of the cost of providing service to high cost areas, we generated Competitive Eligible Telecommunications Carrier (“CETC”) revenues established by either state or federal regulatory agencies. As part of the AWN Formation, we agreed to pay a service charge to AWN for an amount equal to our CETC Revenue, and therefore CETC Revenue had no impact on our net income (loss) or Adjusted EBITDA calculations.

Prior to the AWN Formation, we also provided backhaul services to other wireless carriers. Backhaul services are broadband connections between a wireless carrier’s cell site, their central office switch and connectivity to the Internet. Upon the AWN Formation, all existing backhaul contracts were transferred to AWN. However, we were not excluded from providing backhaul services in the future, and now compete for these services. We have since added wireless backhaul contracts, and expect to continue to vigorously compete for and grow these revenues.

Following the Wireless Sale, we began the process to wind-down our retail wireless operation. We were required to provide transition services to GCI, which required us to continue to maintain certain aspects of these retail wireless operations such as the operation of our retail stores, maintaining wireless retail customer support functions in our contact center and providing certain supply chain management, billing and collection and treasury management functions. These transition services were completed on April 17, 2015.

Network and Technology

There are two extensive facilities based wireline telecommunications networks in Alaska. We operate one of these networks and GCI operates the other. We provide switched and dedicated voice and broadband services as well as a host of other value added services such as network hosting, managed IT services and long distance services. We continuously upgrade our network to provide higher levels of performance, higher bandwidth speeds, increased levels of security and additional value added services to our customers. Our networks are monitored for performance around the clock in redundant monitoring centers to provide a high level of reliability and performance. Our fiber network, which serves as the backbone of our network, is extensive within Alaska’s urban areas and connects our largest markets, including Anchorage, Fairbanks and Juneau with each other and the contiguous states. It offers us the opportunity to provide our customers with a high level of network reliability and speed for voice and broadband applications. We also own and operate one of the most expansive Internet Protocol (“IP”) networks in Alaska using multi-protocol label switching (“MPLS”), Metro Ethernet technology and Virtual Private LAN Service (“VPLS”). Our MPLS network provides the long-haul framework for our Metro Ethernet service, which we market to businesses and government customers. Metro Ethernet offers our customers scalable, high-speed broadband and customized IT products and services, as well as Internet connectivity. VPLS allows customers to connect their dispersed locations with the ease of use and control offered by Metro Ethernet and the quality and reliability of our MPLS services. We are one of the few Metro Ethernet Forum certified carriers in the nation, providing the highest degree of assurance to our customers regarding the quality of our network and services.

We also own and operate an undersea fiber optic cable system that connects our Alaskan network to our facilities in Oregon and Washington. These facilities provide the most survivable service to and from Alaska, with key monitoring and disaster recovery capabilities for our customers. Most recently, we acquired certain capacity on another provider’s network providing us with diverse connectivity into Juneau, thus eliminating what was previously a single point of failure. We also have usage rights along another undersea fiber network connected to the lower-48.

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

In April 2015, we entered into an agreement with ConocoPhillips Alaska, Inc. to purchase a terrestrial fiber network on the North Slope of Alaska. This network allows us to provide broadband solutions to the oil and gas sector in a market that previously had no competition, and continue to advance our sales of managed IT services. Also in April 2015, the Company entered into a joint venture agreement with Quintillion Holdings, LLC (“Quintillion”) for the purpose of expanding the fiber optic network and making the network available to other telecom carriers. The joint venture may also participate in and facilitate other capital and service initiatives in the telecom industry. During 2015 we focused on beginning to make the network operational in order to meet our service level standards.

Additionally, our joint venture partner, Quintillion, is investing in a global submarine network with contemplated landing stations in several northwest Alaska communities, including a terrestrial route from the North Slope to Fairbanks. Opportunities to acquire capacity on this system should allow for meaningful extensions to our network reach in Alaska.

Competition

Management estimates the telecom market in Alaska to be approximately $1.9 billion, including the wireless market of approximately $400 million. Subsequent to the Company’s exit from the wireless market in early 2015, its relevant market is approximately $1.5 billion, including the IT service market of approximately $700 million, the broadband market of approximately $400 million, the managed network services market of approximately $230 million and the voice market of approximately $170 million. Management estimates that over 85% of this market opportunity is from the business and wholesale customer segment.

We entered the IT service market as part of our TekMate transaction and we expect to experience significant growth over time by providing services to our broadband customers. We believe the competition for managed IT services is fragmented.

We face strong competition in our markets from larger competitors with substantial resources. For traditional voice and broadband services, we compete with GCI and AT&T on a statewide basis, and smaller providers such as Matanuska Telephone Association, Inc. (“MTA”) on a more localized basis.

As the largest facilities based operator in Alaska, GCI is the dominant statewide provider of broadband, voice and video services, and has up to 80% market share in the customer segments it serves. GCI continues to expand its voice and data network, often taking advantage of subsidized government programs which create a monopoly for services in certain markets. AT&T’s primary focus is to be the provider of voice and broadband services to its nation-wide customers. AT&T tends to use its existing broadband network to serve these customers or it leases capacity from GCI or Alaska Communications to augment its existing network.

Prior to the Wireless Sale, we competed with AT&T, GCI, with Verizon for retail wireless services. AT&T’s strong market position in Alaska is in wireless, and we estimated that AT&T had over 50% market share. The wireless market experienced significant disruption over the past several years, primarily related to Verizon’s entry into the Alaska market in 2013 and reforms in wireless CETC Revenue for wireless carriers in Alaska.

Overall competitive dynamics are significant, and our operating performance is impacted accordingly. For more information associated with the risks of our competitive environment see “Item 1A, Risk Factors.”

Marketing

Our marketing strategy relies on our history of understanding the Alaskan customer. We increasingly tailor our products and services based on understanding our customers’ needs, location, and type of service they desire. For business customers we bundle our products and provide value added managed IT services using our local service delivery model and highly reliable network. For consumer customers we focus on offering one flat rate price and no data usage caps for internet services, differentiating ourselves from GCI who charges for excess data usage or throttles bandwidth.

Sales and Distribution Channels

Our sales strategy combines primarily direct and some indirect distribution channels to retain current customers and drive sales growth. Our focus in 2016 is to continue leveraging our direct sales channels serving Business and Wholesale customers, and our web and contact center channels for consumer customers for continued sustained performance. In 2015, we began moving more consumer transactions to the web and will continue this trend in 2016.

Customer Base

We generate our revenue through a diverse statewide customer base and there is no reliance on a single customer or small group of customers. Business and wholesale customers are our primary focus and they comprised 75.1% of service revenue and 54.7% of our total wireline (service and other) revenue in 2015. In prior years we had significant reliance on roaming revenue from Verizon which accounted for 11.5% of our revenue in 2013.

Seasonality

We believe our revenue is impacted by seasonal factors. This is due to Alaska’s northern latitude and the resulting wide swing in available daylight and weather conditions between summer and winter months. These conditions, unique to Alaska, affect business, tourism and telecom use patterns in the state. Our spending patterns are also impacted by seasonality as we incur more capital spending and operating spending during the summer and early fall periods of the year, reflecting the heightened economic activity from the summer months and our own construction activities during this time period.

Employees

As of December 31, 2015, we employed 655 regular full-time employees, 6 regular part-time employees and 3 temporary employees. Approximately 56% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement (“CBA”) with the IBEW, which was amended in November 2014, governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska through December 31, 2016. Management considers employee relations to be generally good.

Regulation

While a substantial amount of our revenues are derived from non-regulated or non-common carrier services, we continue to generate revenue from services that are regulated. The following summary of the regulatory environment in which our business operates does not describe all present and proposed federal, state and local legislation and regulations affecting the telecommunications industry in Alaska. Some legislation and regulations are currently the subject of judicial review, legislative hearings and administrative proposals, which could change the manner in which this industry operates. We cannot predict the outcome of any of these matters or their potential impact on our business. Regulation in the telecommunications industry is subject to rapid change, and any such change may have an adverse effect on us.

Overview

Some of the telecommunications services we provide are subject to extensive federal, state and local regulation. These regulations govern, in part, our rates and the way we conduct our business, including the requirement to offer telecommunications services pursuant to nondiscriminatory rates, terms, and conditions, the obligation comply with E-911 rules, the Communications Assistance for Law Enforcement Act (“CALEA”), the obligation to safeguard the confidentiality of customer proprietary network information (“CPNI”), as well as our obligation to maintain specialized records and file reports with the FCC and state regulators. These requirements are subject to frequent change. Compliance is costly, and limits our ability to respond to some of the demands of our increasingly competitive service markets.

We generate revenue from these regulated services through regulated charges to our retail customers, access and other charges to other carriers, and federal and state universal service support mechanisms for telecommunications and broadband services. These revenues are recorded throughout our customer categories. Prior to the sale of our interest in AWN to GCI, we remitted an amount equal to the federal universal service support associated with our wireless business to AWN, and that support therefore, had no direct impact to our net income (loss), cash flow from operating activities or Adjusted EBITDA. After the sale, we ceased to receive that support, but continue to receive federal and state universal service support associated with our wireline operations.

At the federal level, the FCC generally exercises jurisdiction over some of the services regulated common carriers provide that originate or terminate interstate or international communications and related facilities.

The Regulatory Commission of Alaska (“RCA”) generally exercises jurisdiction over services and facilities used to provide, originate or terminate communications between points in Alaska.

In this section, “Regulation”, we refer to our local exchange carrier (“LEC”) subsidiaries individually as follows:

•	ACS of Anchorage, LLC (“ACSA”);

•	ACS of Alaska, LLC (“ACSAK”);

•	ACS of Fairbanks, LLC (“ACSF”); and

•	ACS of the Northland, LLC (“ACSN”).

Federal Regulation

We must comply with the Communications Act of 1934, as amended (the “Communications Act”) and regulations promulgated thereunder, which require, among other things, that we offer regulated interstate services upon request at just, reasonable and non-discriminatory rates and terms. The Communications Act also requires us to offer competing carriers interconnection and non-discriminatory access to certain facilities and services designated as essential for local competition, and permits the FCC to deregulate us as markets become more competitive. Under the Communications Act we are eligible for support revenues to help defray the cost of providing services to rural, high cost areas, low-income consumers, schools and libraries, and rural health care providers. Many of these regulations recently have been modified by the FCC and others are the subject of on-going FCC rule makings that are expected to result in further changes; in both cases, the changes are intended to expand the support mechanisms to include broadband Internet access services, and promote additional deployment of equipment, facilities, and systems necessary to support such services.

Rate Regulation

Our LEC subsidiaries are regulated common carriers offering local voice and limited local data services and are subject to a mixture of competitive market regulations and rate of return regulations for intrastate services we offer in Alaska, and price-cap rate regulation for interstate services regulated by the FCC. Because they face competition, our LEC subsidiaries may not be able to charge their maximum permitted rates under price cap regulation or realize their allowed intrastate rate of return even where they are rate-of-return regulated. A broader range of data and information services are offered by our unregulated affiliates or as unregulated services by our regulated companies.

In establishing their costs of regulated telecommunications services, our LEC subsidiaries determine their aggregate costs and place them within an FCC-prescribed Uniform System of Accounts, then allocate those costs between regulated and non-regulated services, then separate the regulated portion of these costs between the state and federal jurisdictions, and finally among specific inter- and intra-state services. This process is governed primarily by the FCC and the RCA rules and regulations. In August 2014, the FCC opened a proceeding to consider whether to modify or eliminate its cost accounting rules. In addition, for more than a decade, the FCC has been considering whether to modify or eliminate these current jurisdictional separations process. These questions remain pending with the FCC. The FCC’s decision, when it comes, could indirectly increase or reduce earnings of carriers subject to jurisdictional separations rules by affecting the way regulated costs are divided between the federal and state jurisdictions. In addition, these changes could affect the ways in which the FCC and RCA evaluate the reasonableness of our regulated rates for telecommunications services.

Regulation of Broadband Internet Access Services

Historically, the FCC has considered broadband Internet access service to be an “information service.” Information services, historically, have not been subject to the FCC’s “common carrier” regulations that govern the rates, terms, conditions, and business practices associated with our regulated telecommunications services. In March 2015, the FCC reclassified mass market broadband Internet access services as a “telecommunications service,” subject to common carrier pricing and other regulations under Title II of the Communications Act, which had historically applied only to traditional telephone service. The FCC thus departed from its long history of treating broadband Internet access services as “information services,” which are subject to far less intrusive federal oversight, though the

FCC has declared its intention not to require broadband Internet access service providers to file federal “tariffs” or otherwise obtain advance FCC review or approval of the rates, terms, and conditions under which they offer broadband Internet access service.

The FCC’s decision prohibits broadband Internet access service providers from engaging in certain conduct, as follows:

•	No blocking of lawful content, applications, services, or non-harmful devices, subject to reasonable network management practices, which must have primarily a technical, rather than business, justification.

•	No “throttling,” e.g., slowing down or otherwise impairing service based on content, application, service, or use of a non-harmful device, subject to reasonable network management.

•	No paid prioritization of traffic, i.e., favoring some traffic over other traffic in exchange for monetary or other consideration, or to benefit an affiliate. This rule is not subject to reasonable network management.

•	No unreasonable interference or causing unreasonable disadvantage to “end users’ ability to select, access, and use broadband Internet access service or the lawful Internet content, applications, services, or devices of their choice, or . . . edge providers’ ability to make lawful content, applications, services, or devices available to end users,” subject to reasonable network management. The FCC identified seven factors it would consider on a case-by-case basis when applying this rule.

In addition, the FCC’s order preserved and expanded requirements to disclose broadband service performance, network management, and applicable commercial terms, although the FCC created a temporary exemption for service providers like the Company that have 100,000 or fewer broadband subscribers, which has now been extended through December 15, 2016. Before that date, the FCC’s Consumer and Governmental Affairs Bureau is expected to assess whether and in what form this exemption should continue beyond that date.

As a result of this FCC order, much of our broadband Internet access service is now subject to federal laws and regulations that previously have only applied to legacy common carrier telecommunications services, including:

•	That our rates, terms, and conditions of service be just, reasonable, and not unreasonably discriminatory, although the FCC has offered little guidance on how it will evaluate compliance with these standards;

•	That we adhere to statutory confidentiality, usage, and disclosure protections that apply to CPNI, such as the quantity, technical configuration, type, destination, location, and amount of use of a customer’s broadband Internet access service;

•	That our broadband Internet access service meet disabilities access requirements specified by statute;

•	That we provide broadband Internet access providers with nondiscriminatory access to our poles, ducts, conduits, and rights-of-way formerly available only to telecommunications carriers and cable system operators;

•	That we adhere to universal service deployment conditions associated with federal universal service support, and may in the future be required to contribute to universal service support mechanisms based on our status as a provider of broadband Internet access services; and

•	That the FCC has asserted enforcement jurisdiction over disputes concerning our provision of broadband Internet access service, as well as our interconnection and exchange of traffic with other intermediate providers.

Because these legal requirements have never before applied to broadband services, and the FCC’s order lacks many specifics, it is difficult for us to assess the full extent of the impact of this new regulatory framework on our business.

Interconnection with Local Telephone Companies and Access to Other Facilities

The Communications Act imposes a number of requirements on LECs. Generally, a LEC must: not prohibit or unreasonably restrict the resale of its services; provide for telephone number portability so customers may keep the same telephone number if they switch service providers; provide access to their poles, ducts, conduits and rights-of-way on a reasonable, non-discriminatory basis; and, when a call originates on its network, compensate other telephone companies for terminating or transporting the call (see the “Interstate Access” discussion below).

All of our LEC subsidiaries are considered incumbent LECs (“ILECs”) and have additional obligations under the Communications Act: to negotiate in good faith with any carrier requesting interconnection; to provide interconnection for the transmission and routing of telecommunications at any technically feasible point in our ILEC network on just, reasonable and non-discriminatory rates, terms and conditions; to provide access to unbundled network elements (“UNEs”), such as local loops at non-discriminatory, cost-based rates to competing carriers that would be “impaired” without them; to offer retail local telephone services to resellers at discounted wholesale rates; to provide notice of changes in information needed for another carrier to transmit and route services using its facilities; and to provide, at rates, terms and conditions that are just, reasonable, and non-discriminatory, physical collocation, which allows a competitive LEC (“CLEC”) to install and maintain its network termination equipment in an ILEC’s central office, or to obtain functionally equivalent forms of interconnection.

Our ACSN ILEC subsidiary is classified as a rural telephone company under the statute and therefore falls within a federal statutory exemption from the requirements imposed on most ILECs to provide UNEs to a CLEC. The RCA may terminate the exemption if it determines that interconnection is technically feasible, not unduly economically burdensome and consistent with universal service. Although the RCA has not terminated ACSN’s UNE exemption, the RCA granted GCI, subject to certain conditions, approval to provide local exchange telephone service in the Glacier State study area and Sitka exchange of ACSN on its own facilities. Other than the City of Sitka, all other exchanges in the Sitka study area remain unserved by any CLEC at this time.

On December 28, 2006, the FCC conditionally and partially granted ACSA forbearance from the obligation to lease UNEs to our competitors. This forbearance was limited to five wire centers within the Anchorage service area. Even where relief was granted, however, the FCC has required ACSA to lease loops and sub-loops at commercially negotiated rates, or if there is no commercial agreement, at the rates for these UNEs in Fairbanks. As a result of this decision, on March 15, 2007, our LECs entered into a five year global interconnection and resale agreement with GCI governing the provision of UNEs and other services. This agreement has been updated and currently remains in effect.

On December 28, 2015, the FCC issued an order granting “forbearance” from certain ILEC obligations under the Communications Act and the FCC’s rules. As of that date, the FCC has relieved our ILEC subsidiaries of “dialing parity” and “equal access” obligations that, formerly, required us to ensure that customers were able to route their calls to other telecommunications service providers without having to dial additional digits, and to offer each of our ILEC telephone service customers to choose among any available providers of stand-alone interstate long-distance service, which the customer could then reach simply by dialing “1.” We must continue to offer those capabilities to any customer that has presubscribed to a stand-alone interstate long-distance provider prior to December 28, 2015, but are not required to make long-distance presubscription available to new customers. This decision is the subject of a Petition for Reconsideration with respect to “rural areas of Alaska,” which remains pending with the FCC.

In the same order, the FCC granted our ILEC affiliates forbearance in two additional areas: (1) the FCC granted limited forbearance from our ILEC affiliates’ obligation to offer competitive access to newly-deployed entrance conduit running from the property line to a commercial building in “greenfield” situations where no service provider has an established presence; and (2) our ILECs are no longer required to offer competitors unbundled access to a 64-kilobit-per-second voice channel in areas where we have replaced last mile copper loop connections to our customers with fiber optic cables.

Interstate Access Charges

The FCC regulates the prices that ILECs charge for the use of their local telephone facilities in originating or terminating interstate calls. For the years ended December 31, 2015, 2014 and 2013, interstate access charges represented approximately 8.1%, 9.0% and 10.3%, respectively, of our total Service and Other revenues.

Special Access

Rates for interstate telecommunications services offered by our ILEC subsidiaries are determined using price cap regulation, under which the rates vary from year to year based on mathematical formulae, and not based on changes to our costs, including both inter-carrier rates and retail end user rates. Since 2010, ACSA, ACSF, and ACSAK have had the right under the FCC’s Phase I and Phase II pricing flexibility rules to offer flexible pricing arrangements such as volume and term discounts free from FCC rate structure and price-cap rules for qualifying services, including dedicated transport and special access services in the Anchorage, Juneau and Fairbanks areas. The FCC has since ceased making any new grants of pricing flexibility, and has collected data on the state of competition in the special access markets to evaluate possible changes. We (and other carriers) filed data sets relating to our local exchange markets in Alaska in February 2015. The FCC is currently evaluating these data nationwide, and is considering whether to create new or different competitive triggers for pricing flexibility and whether to maintain, expand, or withdraw pricing flexibility that it has previously granted. Because the pricing flexibility currently granted to three of our ILECs could be affected by future changes to the FCC’s pricing flexibility rules, any reforms that the FCC adopts could affect the Company’s revenues in ways we cannot currently predict.

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

Federal Universal Service Support

The Communications Act requires the FCC to establish a universal service program to ensure that affordable, quality telecommunications services are available to all Americans. The Company receives universal support in several forms: (1) high cost support received by its ILEC subsidiaries in 2015 for its wireline business under the Connect America Fund; (2) high cost support provided to the Company in 2015 for its wireless business as CETC Revenue, which we remitted to AWN prior to the sale of our interest in that business to GCI, and which ceased thereafter; (3) support for services that the Company provides to schools and libraries, provided through the federal schools and libraries universal service support mechanism (“E-Rate”); (4) support from the federal Rural Health Care (“RHC”) support mechanism, which supports telemedicine and rural health care communications; and (5) low-income support under the FCC’s Lifeline program, which subsidizes telephone service for low-income consumers.

For the year ended December 31, 2015, the Company recognized $1.7 million in wireless CETC Revenue (which we remitted to AWN) and $19.7 million in high cost support for its LECs. Combined, these amounts represent approximately 9.2% of our total revenue for the twelve month period ended December 31, 2015. For the year ended December 31, 2014, the corresponding amounts were $19.6 million and $23.2 million, respectively. With the closing of the Wireless Sale, we will not be receiving CETC Revenue going forward.

Historically, the level of high cost support received by the Company’s LEC subsidiaries was based on the costs those subsidiaries incurred in providing telecommunications services, although a portion of the support was frozen at the time our LEC subsidiaries converted to federal price cap regulation and, for ACSA, based on the results of a cost model. The 2011 Transformation Order made a number of changes, including replacing legacy high cost support mechanisms with the Connect America Fund (“CAF”) mechanism discussed below.

CAF Phase I

The FCC is implementing CAF in two primary phases. CAF Phase I, currently still in effect for the Company, froze our LECs’ high cost support, beginning in 2012, at the 2011 level, and requires us to use that support to provide broadband fixed services in high cost areas served by our price-cap LEC subsidiaries. Price-cap ILECs, such as ours, must use this frozen CAF I support to deploy and operate modern communications networks capable of supporting broadband and voice services, and over time must target areas that are substantially unserved by any unsupported competitor providing such services. “Broadband” for purposes of CAF Phase I support programs is defined as delivering actual speeds of at least 4 Mbps downstream and 1 Mbps upstream, with latency suitable for real-time services such as VoIP, and must be offered at prices reasonably comparable to those in urban areas.

The Transformation Order set the Company’s ILEC CAF Phase I support at a level of $19.7 million annually. In 2015, we were required to spend 100 percent of this support to build and operate broadband-capable networks used to offer our own retail broadband service in areas substantially unserved by an unsubsidized competitor.

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

In September 2012, we filed a request for waiver with the FCC seeking greater flexibility to use this support in ways that we believe will increase the benefits of this support to our subscribers. That petition remains pending at the FCC. In July 2013, we informed the FCC that, under the conditions governing use of Round 1 Incremental Support, we would be able to deploy broadband service to 2,291 locations, utilizing roughly $1.8 million of the Round 1 Incremental Support that we originally accepted. In 2015, we completed this deployment in a timely manner. If the waiver was to be granted, the time period for deployment would require an extension. Alaska Communications has completed the build out in the three-year period required to the 2,291 locations and expected to return the remaining funds to the FCC in late 2016.

In 2013, the FCC offered price cap ILECs additional CAF Phase I Incremental Support (“Round 2 Incremental Support”), and an additional alternative to use the support in areas served by broadband, but that do not receive actual speeds of at least 3 Mbps/768 kbps. A price cap ILEC accepting Round 2 Incremental Support for use in such areas must agree to deploy broadband delivering actual speeds of at least 4 Mbps downstream and 1 Mbps upstream to one location for each $550.00 it accepts. In 2013, the Company accepted $0.2 million in Round 2 Incremental Support to serve 320 locations at $550.00 per location. We completed the required build-out under Round 2 in advance of the October 31, 2016 deadline.

CAF Phase II

The FCC is currently implementing a transition from CAF Phase I frozen support to CAF Phase II. Funding under the new programs will generally require recipients to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, and meet interim milestone build-out obligations.

On April 22, 2013, the FCC adopted a model platform that it used to establish the geographic area and support levels offered under CAF Phase II. The FCC made offers of model-based CAF Phase II support and associated broadband deployment commitments to price cap carriers operating in the other 49 states and Micronesia on April 29, 2015, which they were required to accept or decline by August 27, 2015. For those price cap ILECs that accepted, CAF Phase II has now replaced CAF Phase I frozen support. Those price cap ILECs that accepted CAF Phase II support in a given state, will be required to make a statewide commitment to offer voice service and broadband delivering actual speeds of at least 10 Mbps downstream and 1 Mbps upstream to a number of customer locations prescribed by the FCC in that state within the geographic area covered by CAF Phase II.

In part as a result of our advocacy, the FCC’s Wireline Competition Bureau acknowledged shortcomings in the nationwide CAF Phase II cost model as a means to set CAF Phase II universal service support levels and broadband deployment obligations in areas outside the lower 48 contiguous states, and, in particular, that the model does not accurately reflect broadband costs in Alaska. As a result, the FCC offered us (and other price cap carriers serving areas outside the lower 48 contiguous states) the alternative option to continue to receive universal service support at current, CAF Phase I frozen level, instead of based on the results of the nationwide cost model. In January 2015, we notified the FCC that we would elect to continue to receive support at the CAF Phase I frozen level (“CAF Phase II Frozen Support”), if it were linked to achievable broadband deployment and service commitments.

The FCC has received industry comment on how it should establish broadband deployment obligations that should accompany such CAF Phase II Frozen Support in the absence of a working cost model. We continue to engage in ongoing and active dialogue with the FCC and the Wireline Competition Bureau staff on this subject, and continue to analyze the impact of these changes on Alaska, but uncertainty remains regarding the deployment and service obligations we may be required to meet in connection with CAF Phase II Frozen Support, potential limitations on our use of such support, and the term of years during which such support will be available. While we expect the FCC to require us to deploy new broadband service to a substantial number of locations within our service area, the FCC has yet to determine the number of new locations that we must serve, or the range of geographic areas where deployment will meet our universal service obligation. We expect the FCC to issue additional rules in the near future.

Lifeline Reform

Revenue generated from our lifeline customers represented less than 1% and just over 1% of our total revenue for the twelve months ended December 31, 2015 and 2014, respectively. Under reforms adopted in the FCC’s January 2012 Lifeline Order, we are required to recertify each of our Lifeline customers annually to verify continued eligibility for Lifeline service. In part as a result of those efforts, our Lifeline enrollment decreased, and we will face continuing compliance obligations with respect to Lifeline customers served by our LEC subsidiaries. There are a number of matters under consideration that could increase the Company’s regulatory compliance obligations and customer administrative responsibilities, and impact revenue received from regulatory funding sources. The FCC is considering whether to reduce our federal Lifeline subsidy support. In June 2015, the FCC proposed additional changes to its Lifeline support program. Lifeline today subsidizes the cost of voice services for low-income consumers, and provides a higher level of support for those living on Tribal Lands, including the entire state of Alaska. Among other things, the FCC sought comment on the use of federal low-income universal service support to subsidize the cost of broadband Internet access service. In addition, the FCC sought comment on whether to tie the level of additional low-income support available to consumers living in areas of Tribal Lands to population density, with higher density areas receiving less support. Until the FCC issues final rules, it is difficult for us to assess the extent to which these proposals may affect our business.

Wireless Services

Federal law preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio services (“CMRS”), which includes personal communications services and cellular services. The regulatory burden associated with our wireless business was removed with the closing of the Wireless Sale.

Other Federal Regulations

In August 2015, the FCC adopted new rules to govern aspects of the ongoing transition from legacy copper transmission facilities to new IP-based networks. In general, the new rules impose an additional 180-day advance disclosure requirement when incumbent local exchange carriers, such as the Company, plan to retire copper transmission lines connecting to our customers’ premises or replace them, in whole or in part, with fiber optic cable. While the effects of this rule are difficult to predict, it is possible that the new rule may require us to slow our deployment of broadband facilities in some cases. In addition, the FCC has created more rigorous rules governing the discontinuance of legacy retail services in favor of those based on newer technology, and sought comment on certain issues related to the implementation of that rule. Until those implementation issues are resolved, it is difficult for us to assess the full extent of the impact that this new regulation may have on our business.

Also in August 2015, with respect to residential, fixed, facilities-based voice services that do not receive electrical power through the telephone line (such as fiber-to-the-home services), the FCC adopted rules requiring us to offer our customers the option to purchase equipment providing eight hours of standby backup power. Within three years, the FCC’s rules require us to offer these customers the option to purchase equipment that provides 24 hours of standby backup power.

On June 2, 2015, Congress enacted the USA Freedom Act. This law amended the Foreign Intelligence Surveillance Act of 1978 (FISA), 50 USC § 1801, and certain parts of the U.S. criminal code (18 USC), and supersedes portions of the 2001 USA Patriot Act. Importantly for the Company, the law bans the bulk collection of telephone call detail records, effective 180 days after enactment. The Act addresses circumstances under which telecommunications carriers must produce customer telephone call detail records (some of which the Company does not actually keep, such as call detail for local calling) at the request of law enforcement. The FISA court now will adjudicate requests for such records in most cases. The bill also enacts certain additional changes to existing wiretap laws. Until the new statute takes full effect and we gain additional understanding of how it will be administered and implemented, it is difficult for us to assess the full extent of the impact that this new statute may have on our business.

In 2013, the FCC adopted new 911 reliability and reporting rules that, among other things, require us to take reasonable measures, where feasible, to ensure the reliability of 911 service, including diversity audits of 911 and network monitoring circuits, central office backup power requirements, and reporting of certain network outages affecting 911 service. The majority of these rules took effect during 2014, and the first annual report of the status of our efforts to meet these requirements was due in 2015.

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

On June 30, 2015, our Local Exchange Companies, operating under competitive market regulations, raised their residential local rates by $2.00 for the first time in over ten years. These rate changes are now effective.

The FCC’s March 2015 order reclassifying broadband Internet access service as a telecommunications service also sought to limit the authority of state regulator over the service by finding that it is jurisdictionally interstate in nature. The FCC prohibited state regulators from imposing new state universal service contribution obligations on broadband Internet access services, and announced its intent to preempt any attempts by state regulators to impose entry certification restrictions, rate regulation, or tariff filing requirements in connection with broadband Internet access service.

Alaska Universal Service Fund

The AUSF serves as a complement to the federal USF, but must meet federal statutory criteria concerning consistency with federal rules and regulations. Revenue from the AUSF represented 1.8% and 1.9% of our revenue for the twelve month periods ended December 31, 2015 and 2014, respectively.

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

Other State Regulatory Matters

On July 8, 2014, HB169 was signed into law which eliminates the RCA’s jurisdiction over telephone directories (Chapter No. 64, SLA 2014). The new law went into effect on October 6, 2014. The effect of the legislation reduces the Company’s costs for production and distribution of white page directories. On April 15, 2015, the RCA commenced a new rulemaking to consider modification of its regulations in response to the enactment of HB169. After industry comment, the RCA determined that it would remove the requirement to produce, publish and distribute a directory in paper or electronic format from its regulations. This change in regulation went into effect in 2015.

On July 17, 2014 the Company’s local exchange subsidiaries filed a request with the RCA to waive regulations that require them to maintain a tariff and submit tariff filings in competitive study areas that have no dominant carrier. On October 22, 2014, the RCA declined to grant the requested waiver and, instead, commenced a new rulemaking to address tariff issues statewide. In 2015, the RCA opened additional rulemakings to address tariff formatting, electronic tariff filing, annual operating reports and ongoing reporting requirements. We continue to advocate for changes that reduce reporting requirements, tariff requirements and support electronic tariff filing. Neither the outcomes, nor the impacts, of these rulemakings are clear.

On February 27, 2015, the RCA concluded its inquiry into interexchange Carrier of Last Resort issues via an ongoing rulemaking proceeding. Final regulations have been issued. We continue to anticipate that the outcome of this proceeding is unlikely to result in our assuming additional responsibilities.

On December 1, 2015, ACSA petitioned to be designated a nondominant carrier regarding requirements for line extension, special construction, subdivision agreements and access. The RCA’s statutory timelines requires a final decision by May 29, 2016.

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

Code of Ethics

We post our code of business conduct and ethics entitled “Code of Ethics”, on our investor website at www.alsk.com. Our code of business conduct and ethics complies with Item 406 of SEC Regulation S-K and the rules of Nasdaq. We intend to disclose any changes to the code that affect the provisions required by Item 406 of Regulation S-K and any waivers of the code of ethics for our executive officers, senior financial officers or directors, on that website.

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

Risks Relating to Our Industry

Competition

The telecommunications industry in Alaska is competitive and creates pressure on our pricing and customer retention efforts.

Strong competitors make it more difficult for us to attract and retain customers, which could result in lower revenue, cash flow from operating activities and Free Cash Flow.

Our principal facilities-based competitor for voice and broadband services is GCI, who is also the dominant cable television provider in Alaska. In the business and wholesale market, GCI holds a dominant position through its extensive fiber optic, microwave and satellite based middle mile network as well as its undersea fiber cable network, where it owns and operates two of the four existing undersea fiber optic cables connecting Alaska to the contiguous states. In the consumer market, GCI bundles its cable video services with voice, broadband and wireless services. We do not offer video service and wireless, and thus, are unable to offer competing bundles.

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

As we compete more extensively in the managed IT services business, we are likely to face new competition, both local and national. An example of this new competition is World Wide Technologies, a large equipment value add reseller. There are many smaller firms that compete for IT business in Alaska. We believe that competition for managed IT services is fragmented in Alaska with no clear or dominant provider.

Our New Cost Structure

We may not be able to maintain our new cost structure following the Wireless Sale which would create risk to our ability to generate bottom-line growth.

Subsequent to the Wireless Sale, wind-down of our wireless operations and positioning the Company as a more focused broadband and managed IT services company, we commenced a plan to generate synergies and achieve cost reductions. This plan was substantially implemented during the third and fourth quarters of 2015. Maintaining these cost reductions is a critical factor impacting our generation of cash flow from operating activities. If we fail to maintain these cost reductions, our financial condition will be impacted.

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

As we seek to grow as the leading Cloud Enabler for businesses in Alaska, we will have to partner with various IT technology and cloud services providers. Technology trends and developments in this area can be far more disruptive and tend to change in shorter cycles compared to telecommunications technologies. Our ability to invest in the training, certifications, and skills required to develop these partnerships will be important in determining our success in this area of managed IT services.

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

Risks Relating to Our Debt

Our debt could adversely affect our financial health, financing options and liquidity position, and our ability to service debt is, in part, dependent on maintaining the synergies achieved following the Wireless Sale. Due to uncertainty in the capital markets, we may be unable to retire or refinance our long-term debt when it becomes due, or if we are able to refinance it, we may not be able to do so with attractive interest rates or terms.

Since 2012 we have been aggressively reducing the amount of our outstanding debt. As of December 31, 2015, we had total debt of $193.1 million, net of debt discounts. The Wireless Sale resulted in $240.5 million of debt reductions. In the third quarter of 2015, we entered into a combined $100.0 million of senior secured financing. Proceeds of $81.5 million and $10.0 million were used to repay in full the remaining balance of our 2010 Senior Credit Facility and purchase a portion of our 6.25% Notes, respectively. Our relatively complex debt structure involves two tranches of secured debt and a convertible notes issue. This requires us to enter the debt markets on a fairly regular basis as components of this structure mature. Continuing global, national, and state fiscal insecurity, as well as uncertainty regarding our future performance adds refinancing risk to the Company. At December 31, 2015, our debt consists of $89.8 million under the senior secured credit facilities, $104.0 million of 6.25% Convertible Notes ($99.3 million net of discounts) and $4.0 million of capital lease obligations.

Our debt obligations require the following:

•	Maintain a fixed amortization schedule of principal payments on our 2015 Senior Credit Facilities of $3,000 in 2016 and $4,000 in 2017.

•	Perform against financial covenants under our 2015 Senior Credit Facilities.

The term loan components of our 2015 Senior Credit Facilities of $65,000 and $25,000, net of scheduled payments described above, mature on January 2, 2018 and March 3, 2018, respectively. Our revolving loan facility, which is undrawn, matures on January 2, 2018. The maturity dates on our 2015 Senior Credit Facilities may be extended to 2020 if the Company meets certain Convertible Note repurchase targets and liquidity requirements. Our Convertible notes are not callable and limit our flexibility with strategic acquisitions.

Our debt also exposes us to adverse changes in interest rates. As a component of our cash flow hedging strategy and as required under the terms of the 2015 Senior Credit Facilities, we hold a pay-fixed, receive-floating interest rate swap in the notional amount of $44.8 million at 5.833%, inclusive of a 4.5% LIBOR spread, for the period December 2015 through December 2017.

We are also subject to credit risk related to our counterparties on the swaps and to interest rate fluctuations on interest generated by our debt in excess of the notional term loans referenced above. For more specific information related to our exposure to changes in interest rates and our use of interest rate swaps, please see “Item 7A, Quantitative and Qualitative Disclosures About Market Risk.”

Risks Related to our Business

Access and High Cost Support Revenue

Revenues from access charges will continue to decline and revenue from high cost loop support is subject to rule changes at the FCC.

We received approximately 22.9% and 18.6% of our operating revenues for the years ended December 31, 2015 and 2014, respectively, from interstate and intrastate access charges. The amount of revenue that we receive from these access charges is calculated in accordance with requirements set by the FCC and the RCA. Any change in these requirements may reduce our revenues and earnings. Access charges have consistently decreased in past years and we expect this trend to continue due to declines in voice usage and migration to VoIP services which do not generate access revenue for us.

Furthermore, the FCC has actively reviewed new mechanisms for inter-carrier compensation that will eliminate certain access charges entirely. Elimination of access charges would have a material adverse effect on our revenue and earnings. Similarly, the RCA has adopted regulations modifying intrastate access charges that may reduce our revenue.

As discussed in “Regulations” substantial changes are expected to be enacted by the FCC regarding our future high cost loop support funding and obligations thereunder. It is difficult to predict the future growth in this source of revenue as well as the future obligations that we will be required to accept that are tied to this funding.

Regulations

New governmental regulations may impose obligations on us to upgrade our existing technology or adopt new technology that may require additional capital and we may not be able to comply in a timely manner with these new regulations.

Some of our markets are regulated and we cannot predict the extent to which the government will impose new unfunded mandates on us. Such mandates have included those related to emergency location, emergency “E-911” calling, law enforcement assistance and local number portability. Each of these government mandates has imposed new requirements for capital that we could not have predicted with any precision. Along with these obligations, the FCC has imposed deadlines for compliance with these mandates. We may not be able to provide services that comply with these or other regulatory mandates. Further, we cannot predict whether other mandates from the FCC or other regulatory authorities will occur in the future or the demands they may place on our capital expenditures. For more information on our regulatory environment and the risks it presents to us, see “Item 1, Business – Regulation”.

There is a risk that FCC Orders will materially impact our revenue.

The 2011 Transformation Order establishes a new framework for high cost universal service support that replaced existing support mechanisms that provide support to carriers, like us, that serve high-cost areas with new CAF support mechanisms and service obligations that are focused on broadband Internet access services. Though the future rules remain unclear, we do not expect them to be as favorable to the Company as the prior rules and we expect conditions attached to future high cost support to require significant increases in capital spending to meet broadband deployment and service targets. We recognized $19.7 million and $23.2 million in federal high cost universal service payment revenues to support our wireline operations in high cost areas in the twelve months ended December 31, 2015 and 2014, respectively. The FCC is currently considering what broadband deployment and service obligations it will require us to meet in connection with future federal high cost CAF support, along with the duration and other terms of support. The resulting uncertainty prevents us from accurately measuring the amount of our future high cost support, or the capital investment the Company will be required to make in connection with this support or the duration of the support. In addition, in March 2015, the FCC reclassified broadband Internet access service as a “telecommunications service” that is now subject to a substantial body of legacy regulations that formerly applied only to traditional circuit switched telephone services. See the heading “Regulation,” above, for more detailed information.

In addition, the FCC has imposed strict new compliance requirements governing enrollment of low-income subscribers in the FCC’s Lifeline program, which provides carriers like us with USF support to reduce the cost of wireline and wireless services to low-income consumers. For the twelve months ended December 31, 2015, we recognized wireline and wireless lifeline revenue of $0.5 million and $0.2 million, respectively. Over the same period the number of Lifeline customers we served shifted from 1,828 wireline and 7,232 wireless lifeline customers to 1,402 wireline and 5,616 wireless Lifeline customers. Following the February 2015 completion of the sale of our wireless business, we no longer serve any wireless Lifeline customers. We expect the amount of Lifeline USF support we receive in connection with our wireline customers to continue to decrease, because we expect that it will be more difficult for low-income consumers to qualify for Lifeline, and to remain enrolled in Lifeline, than it was under the former rules.

Economic Conditions

The successful operation and growth of our businesses depends on economic conditions in Alaska which may deteriorate due to reductions in crude oil prices and other factors.

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

It is estimated that one-third of Alaska’s economy is dependent on federal spending, one-third on natural resources, in particular the production of crude oil, and the remaining one-third on drivers such as tourism, mining, timber, seafood, international air cargo and miscellaneous support services.

Alaska’s economy is dependent on investment by oil companies, and state tax revenues correlate with the price of oil as the State assesses a tax based on the retail price of oil that transits the pipeline from the North Slope. During 2014 and 2015, the price of crude oil dropped substantially, which is primarily impacting the state in two ways:

1.	Resource based companies have indicated, that although Alaska is a strategic area of investment, they are reducing their level of spending in the state, and in particular the North Slope, through reducing their operating costs. “In flight” development projects are continuing, however, should the price of oil remain at its current levels, spending on future development is expected to be lower.

2.	The State of Alaska is expected to incur budget deficits, requiring reduction in state spending across multiple programs. The State of Alaska is not immune to volatility in the price of oil, and has established multi-year budgetary reserves that mitigate the impact of short term price declines. The State is expecting to reduce spending in its current fiscal year, but the amount of reduction is mitigated by the significant level of reserves on hand. Reduced spending by the State is expected to have a dampening effect on overall economic activity in the state.

While the economy in Alaska, and Anchorage in particular, showed resilience in 2015, economists are forecasting that Alaska may experience declining population growth and a weaker job environment in certain employment sectors, including oil and gas, government, construction and business services, as a result of these dynamics.

Our terrestrial fiber network on the North Slope of Alaska (described below) which allows us to provide broadband solutions to the oil and gas sector may be negatively impacted by declining crude oil prices in the near term. Additionally, overall macro impacts from a sustained lower price of crude oil, if maintained over time, will ultimately impact our growth in the future.

The tourism industry in Alaska remained strong through the summer of 2015. Visitor volume was up 7% year over year, increasing from 1,659,600 in the summer of 2014 to 1,780,000 in the summer of 2015. Reductions in crude oil prices typically result in lower retail prices of gasoline and other processed fuels. Such reductions can have a positive impact on the levels of tourism, including travel to and within the state of Alaska. Economists are currently predicting moderate employment growth in the leisure and hospitality sector in 2016.

North Slope Fiber Optic Network

Our joint venture with Quintillion Holdings, LLC established, in part, to provide broadband solutions to the North Slope of Alaska may not prove to be as successful as currently anticipated.

During the second quarter of 2015, we acquired a fiber optic network on the North Slope of Alaska from ConocoPhillips Alaska, Inc. and entered into a joint venture with Quintillion to operate and expand the network. This network will enable commercially-available, high-speed connectivity where only high-cost microwave and satellite communications were available. The success of this joint venture is dependent, in part, on the utilization of the network by other telecom carriers.

Quintillion is investing in a fiber optic system with contemplated landing stations in several northwest Alaska communities, including a link from the North Slope to Fairbanks. Delays in the completion of this system could impact our ability to acquire capacity on the North Slope to Fairbanks segment, thereby negatively impacting our market potential in that region.

Erosion of Access Lines

We provide services to many customers over access lines, and if we continue to lose access lines, our revenues, earnings and cash flow from operating activities may decrease.

Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss over the past few years and the rate of loss has been accelerating. During the year ended December 31, 2015 and 2014 our business access line erosion was 2,570 and 648, respectively, while over the same period our consumer access line erosion was 6,090 and 5,524 respectively. We expect to continue to experience net access line loss in our markets, affecting our revenues, earnings and cash flow from operating activities.

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

Our ability to develop and maintain our networks and execute our business plan is dependent on the availability of technical engineering, IT, service delivery and monitoring, product development, sales, management, finance and other key personnel within our geographic location.

Labor costs and the terms of our principal collective bargaining agreement can negatively impact our ability to remain competitive, which could cause our financial performance to suffer.

Labor costs are a significant component of our expenses and, as of December 31, 2015, approximately 56% of our workforce is represented by the IBEW. We believe our labor costs are higher than our competitors who employ a non-unionized workforce because we are required by the CBA to contribute to the IBEW Health and Welfare Trust and the Alaska Electrical Pension Fund for benefit programs, including defined benefit pension plans and health benefit plans, that are not reflective of the competitive marketplace. Furthermore, work rules under the existing agreement limit our ability to efficiently manage our workforce and make the incremental cost of work performed outside normal work hours high. In addition, we may make strategic and operational decisions that require the consent of the IBEW. While we believe our relationship with the IBEW is constructive, and although the IBEW generally has provided necessary consents, the IBEW may not provide consent when we need it, it may require additional wages, benefits or other consideration be paid in return for its consent, or it may call for a work stoppage against the Company.

Our current CBA with the IBEW that is in effect until December 31, 2016, includes provisions that allow us to be more cost competitive in certain areas. The IBEW has entered into several agreements with us over the last year which have provided for isolated cost savings; however, we may face resistance to changes that are essential for our future success. Should we not reach agreement with the IBEW on a new collective bargaining agreement that allows us to be competitive, our future financial results may be impacted. In the event of a work stoppage, we may be required to utilize cash on hand to support the funding of operations during the affected period.

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

Managed IT Services

Our expansion into managed IT services may not be achieved as planned which could impact our ability to grow revenue.

We are expanding our business to provide more managed IT services along with our traditional telecom services. The delivery of professional services is not without risk, and it is possible that we may fail to execute on one or more managed IT service projects exposing the company to legal claims and reputational risk.

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

Security Breaches

A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, result in the disclosure of confidential information or damage our reputation. Any such failure also could have a significant adverse effect on our cash flows, financial condition, and results of operations.

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

All industries that rely on technology in customer interactions are increasingly at risk for cyber-attacks. A cyber-attack could be levied against our network, causing disruption of operations and service, requiring implementation of greater network security measures, and resulting in lost revenue due to lost service. A cyber-attack could also be targeted to infiltrate customer proprietary and other data, breaching customer privacy, resulting in misuse of customer information and other data, and possibly leading to litigation over privacy breaches and causing harm to the Company’s reputation. We rely on a variety of procedures to guard against cyber-attacks, but the frequency of threats from these attacks is growing globally and the risk to us is also growing.

Pension Plans

We may incur substantial and unexpected liabilities arising out of our pension plans.

Our pension plans could result in substantial liabilities on our balance sheet. These plans and activities have and will generate substantial cash requirements for us and these requirements may increase beyond our expectations in future years based on changing market conditions. The difference between projected plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns and the market value of plan assets can affect the funded status of our defined benefit pension and cause volatility in the net periodic benefit cost and future funding requirements of the plans. In the future, we may be required to make additional contributions to our defined benefit plan. Plan liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements.

Our most significant pension plan is the Alaska Electrical Pension Fund (the “AEPF”) in which we participate on behalf of substantially all of our employees. The AEPF is a multi-employer pension plan to which we make fixed, per employee, contributions through our collective bargaining agreement with the IBEW, which covers our IBEW represented workforce, and a special agreement, which covers most of our non-represented workforce. Because our contribution requirements are fixed, we cannot easily adjust our annual plan contributions to address our own financial circumstances. Currently, this plan is not fully funded, which means we may be subject to increased contribution obligations, penalties, and ultimately we could incur a contingent withdrawal liability should we choose to withdraw from the AEPF for economic reasons. Our contingent withdrawal liability is an amount based on our pro-rata share among AEPF participants of the value of the funding shortfall. This contingent liability becomes due and payable by us if we terminate our participation in the AEPF. Moreover, if another participant in the AEPF goes bankrupt, we would become liable for a pro-rata share of the bankrupt participant’s vested, but unpaid, liability for accrued benefits for that participant’s employees. This could result in a substantial unexpected contribution requirement and making such a contribution could have a material adverse effect on our cash position and other financial results. These sources of potential liability are difficult to predict.

Given the complexity of pension-related matters we may not, in every instance, be in full compliance with applicable requirements.

Key Members of Senior Management

We depend on key members of our senior management team; our performance could be adversely impacted if they depart and we cannot find suitable replacements.

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

Volatility Risks Related to our Common Stock

Continued volatility in the price of our common stock could negatively affect us and our stockholders.

The trading price of our common stock has been impacted by the limited number of shares outstanding, and by a significant number of transactions such as the AWN Formation and the Wireless Sale. Additional factors, many of which are beyond our control, include actual or anticipated variations in quarterly financial results, changes in financial expectations by securities analysts and announcements by our current and future competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments. In addition, our financial results in the future may be below the expectations of securities analysts and investors. Broad market and industry factors could also negatively affect the price of our common stock regardless of our operating performance. Future volatility in our stock price could materially adversely affect the trading market and prices for our common stock as well as our ability to issue additional securities or to secure additional financing.

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

Many of our operations are located in areas that are prone to earthquakes, fires, and other natural disturbances. Many of these areas have limited emergency response assets and may be difficult to reach in an emergency situation. Should an event occur, it could be weeks or longer before remediation efforts could be implemented, if they could be implemented at all. The scope and risk of such an event occurring is difficult to gauge.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal properties do not lend themselves to simple description by character and location. The components of our gross investment in property, plant and equipment consisted of the following as of December 31, 2015 and 2014:

(in thousands)	2015	2014
Land, buildings and support assets	$198,485	$209,349
Central office switching and transmission	381,511	385,016
Outside plant, cable and wire facilities	722,582	674,914
Other	5,207	3,606
Construction work in progress	29,313	60,249

	$1,337,098	$1,333,134

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

We own and lease office facilities and related equipment for our headquarters, central office buildings and operations in locations throughout Alaska and Oregon. Our principal executive and administrative offices are located in Anchorage, Alaska. We believe we have appropriate easements, rights-of-way and other arrangements for the accommodation of our pole lines, underground conduits, aerial, underground and undersea cables, and wires. However, these properties do not lend themselves to simple description by character and location.

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

We have insurance to cover certain losses incurred in the ordinary course of business, including excess general liability, property coverage including business interruption, director and officers and excess employment practices liability, excess auto, crime, fiduciary, workers’ compensation and non-owned aircraft insurance in amounts and with deductibles that are typical of similar operators in our industry and with reputable insurance providers. Central office equipment, buildings, furniture and fixtures and certain operating and other equipment are insured under a blanket property insurance program. This program provides substantial limits of coverage against “all risks” of loss including fire, windstorm, flood, earthquake and other perils not specifically excluded by the terms of the policies. As is typical in the communications industry, we are self-insured for damage or loss to certain of our transmission facilities, including our buried, undersea and above ground transmission lines. We self-insure with respect to employee health insurance, primary general liability, primary auto liability and primary employment practices liability subject to stop-loss insurance with insurance carriers that caps our liability at specified limits. We believe our insurance coverage is adequate; however, if we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial position, results of operations or liquidity may be adversely affected.

Substantially all of our assets (including those of our subsidiaries) have been pledged as collateral for our 2015 Senior Credit Facilities.

Item 3. Legal Proceedings

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business, including various legal proceedings involving regulatory matters described under “Item 1, Business–Regulation”. We have recorded a liability for estimated litigation costs of $0.6 million as of December 31, 2015, against certain current claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol ‘ALSK’. The following table presents, for the periods indicated, the high and low sales prices of our common stock as reported by Nasdaq.

2015 Quarters	High	Low	2014 Quarters	High	Low
4th	$2.49	$1.70	4th	$2.05	$1.18
3rd	$2.41	$1.89	3rd	$1.90	$1.57
2nd	$2.58	$1.64	2nd	$2.03	$1.66
1st	$1.87	$1.50	1st	$2.70	$1.84

As of February 12, 2016, there were 50.6 million shares of our common stock issued and outstanding and approximately 411 record holders of our common stock. Because brokers and other institutions hold many of our shares of existing common stock on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

In the fourth quarter of 2012, our Board of Directors suspended the quarterly dividend paid to shareholders. The dividend suspension was required in connection with the amendment to our 2010 Senior Credit Facility as part of the AWN transaction. Under the terms of our 2015 Senior Credit Facilities, payment of cash dividends on our common stock is not permitted until such time that the Company’s Net Total Leverage Ratio is not more than 2.75 to 1.00 and certain other liquidity measures are met. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Net Total Leverage Ratio was higher than 2.75 at December 31, 2015. Our ability to re-institute dividend payments in the future will depend on future competitive market and economic conditions and financial, business, regulatory and other factors, many of which are beyond our control.

Additional factors that may affect our future dividend policy include:

•	our reliance on dividends, interest and other payments, advances and transfer of funds from our subsidiaries to meet our debt service and pay dividends, if any;

•	reductions in the availability of cash due to changes in our operating earnings, working capital requirements and anticipated cash needs;

•	the discretion of our Board of Directors; and

•	restrictions under Delaware law.

Notably, nothing requires us to declare or pay dividends. Our stockholders have no contractual or other legal right to dividends.

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

Common Stock Performance Graph

The stock performance information required under this item is incorporated into this Form 10-K by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders.

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

(in thousands, except per share amounts)	2015	2014	2013	2012	2011
Operating Data:
Operating revenues(1)	$232,817	$314,863	$348,924	$367,714	$349,314
Net income (loss) attributable to Alaska Communications(1)	12,954	(2,780)	158,471	17,409	472

Income (loss) per share - basic(1)	$0.26	$(0.06)	$3.37	$0.38	$0.01
Income (loss) per share - diluted(1)	$0.25	$(0.06)	$2.78	$0.38	$0.01
Cash dividends declared per share	$—	$—	$—	$0.15	$0.70

Balance Sheet Data (end of period):
Total assets(1)	$463,601	$730,280	$747,320	$614,727	$605,108
Long-term debt, including current portion(2)	193,105	433,968	456,257	555,400	569,554

(1)	Results in 2015, 2014 and 2013 were affected by the formation of AWN in 2013 and the sale of Wireless operations in 2015. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 “Sale of Wireless Operations” and Note 3 “Equity Method Investments” in the Notes to Consolidated Financial Statements.
(2)	Amounts do not reflect the classification of deferred debt issuance costs as a deduction from debt as presented in the consolidated financial statements. See Note 11 “Long-Term Obligations” in the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes and the other financial information included elsewhere in this Form 10-K.

OVERVIEW

Over the past two years, through a series of transactions and investments, we have evolved from a wireline telecom provider to a fiber broadband and managed IT services provider, primarily to business and wholesale customers in and out of Alaska. We also provide telecommunication services to consumers throughout the state. Our facilities based communications network extends throughout Alaska and connects to the contiguous states via our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. We operate in a two player terrestrial wireline market and we estimate our market share to be less than 25% statewide. However, our revenue performance relative to our largest competitor suggests that we are gaining market share in the markets we are serving.

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

Overall, the Alaska economy has benefited from a stable employment base, including a growing tourism industry. However, economic indicators are being impacted by the substantial decline in the price of crude oil. Economists are forecasting that these declines will impact the level of spending by the State of Alaska, which relies on tax revenue from the production of crude oil, and investment in resource development projects by exploration companies in Alaska. Economic forecasts indicate these impacts are beginning, with new resource development projects being reduced, and state spending declining. As a result, employment levels in certain sectors are forecasted to be negatively impacted. At the same time, the State of Alaska has built certain reserves over the years that allow the State to manage its spending reductions in a somewhat more considered manner, thus mitigating the impact of the oil price declines on the economy in the near term. In the long term, this dynamic will impact the overall economy and our future financial performance.

Management estimates the telecom market in Alaska to be approximately $1.9 billion, including the IT services market of approximately $700 million and the wireless market of approximately $400 million.

The wireless market has experienced significant disruption over the past several years, primarily related to Verizon’s entry into the Alaska market in 2013, and reforms in wireless CETC Revenue for wireless carriers in Alaska.

As a result of these disruptions, on July 22, 2013, the Company announced the AWN Formation, allowing us to combine our wireless network with GCI, one of the other wireless providers in Alaska. As part of this transaction, Alaska Communications contributed its wireless assets, received $100 million in cash and received a one-third ownership interest in AWN.

Following the AWN Formation the wireless market continued to be impacted by Verizon’s competitive entry and competitive pricing pressure from national carriers that extended into Alaska. Our wireless margins on retail wireless services, or retail wireless revenue minus the wholesale charges we paid to AWN, as well as other direct costs we incurred to support our retail wireless customers such as our retail stores, contact center, billing and collection, supply chain management and other expenses, were eroding and were not sufficient to fully recover our costs.

Given these dynamics, in the fourth quarter of 2014 we entered into an agreement to sell our retail wireless operations and our interest in AWN to GCI. On February 2, 2015, this transaction was consummated. Cash proceeds on the sale were $285.2 million, of which $240.5 million was used to pay down our 2010 Senior Credit Facility. The remaining cash was designed to fund taxes associated with the transaction, transaction and wind-down costs associated with reducing our workforce and closing retail stores, and general corporate purposes. The wind-down activities were substantial during 2015 and included cost avoidance through the closure and buyout of substantially all of our retail store locations, significant employee reductions in areas that supported the retail wireless business, and other synergies associated with being a smaller, more focused company. The wind-down activities were accelerated upon the completion of the transition services agreement with GCI, with significant employee reductions and buyouts of retail stores in the second quarter. These activities resulted in significant one-time costs, and the benefit of these activities will result in lower operating expenses on a go forward basis, which will result in improved cash flow from operations and free cash flow. Through this transaction, we have eliminated our exposure to the highly competitive wireless business.

As we completed 2015, our cost structure reflected the benefit of avoided costs and synergies associated with the wind-down activities. Further, continued revenue growth benefited overall profitability, and we exited 2015 with a run rate annual Adjusted EBITDA of approximately $55 million. Our top line performance remains strong and recent wins point to positive momentum.

We entered the managed IT services market as part of our TekMate transaction and we intend to grow this business by providing services to our broadband customers. We are also positioning the Company to become the premier Cloud Enabler for business in the state of Alaska.

Our goal is to continue to generate sector leading revenue growth in this market through investments in sales, marketing and product development while expanding our broadband network capabilities. We also seek to continuously improve our customer service, and we use the Net Promoter Score (“NPS”) framework to track the feedback of our customers for virtually all customer interactions. We believe that higher NPS scores will allow us to increasingly provide a differentiated service experience for our customers, which will support our growth. We are also focused on expanding our margins, and we utilize the LEAN framework to eliminate waste and simplify how we do business.

On April 2, 2015, we entered into an agreement with ConocoPhillips Alaska, Inc. to purchase a terrestrial fiber network on the North Slope of Alaska. This network allows us to provide broadband solutions to the oil and gas sector in a market that previously had no competition, and continue to advance our sales of managed IT services. Also on April 2, 2015, the Company entered into a joint venture agreement with Quintillion for the purpose of expanding the fiber optic network, and making the network available to other telecom carriers. The joint venture may also participate in and facilitate other capital and service initiatives in the telecom industry. We may also participate with Quintillion in acquiring capacity on other parts of the system they are building in Alaska. The contribution from this investment was not material in 2015 as we are focused on operationalizing the network to meet our service level standards.

In September of 2015, we entered into the 2015 Senior Credit Facilities, consisting of a combined $100.0 million of senior secured financing, including term loans totaling $90.0 million and a $10.0 million revolving credit facility. We used proceeds from the new financing and cash on hand to repay in full our 2010 Senior Credit Facility, including accrued interest and fees, of $81.5 million, purchase a portion of our 6.25% Notes in the principal amount of $10.0 million for cancellation and fund transaction fees and expenses associated with the 2015 Senior Credit Facilities totaling $3.9 million. Upon completion of this refinancing initiative, we have no debt maturing prior to 2018.

Business Plan Core Principles

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on being the most successful broadband solutions company in Alaska by delivering the best customer experience in the markets we choose to serve. To do this we will continue to:

•	Create a Workplace That Develops Our People and Celebrates Success. We believe an engaged workforce is critical to our success. We are deeply committed to the development of our people and creating opportunities for them.

•	Create a Consistent Customer Experience Every Time. We strive to deliver service as promised to our customers, and make it right if our customers are not satisfied with what we delivered. We track virtually every customer interaction and we utilize the Net Promoter Score framework for assessing the satisfaction of our customers.

•	Relentlessly Simplify How We Do Business. We believe we must reduce waste, which is defined as any activity that does not add value to its intended customer. Doing so improves the experience we deliver to our customers. We make investments in technology and process improvement, utilize the LEAN framework, and expect these efforts to meaningfully impact our financial performance in the long-term.

•	Offer Broadband Solutions to Our Customers at Work and Home. We are building on strength in designing, building and operating quality broadband networks and providing new products and solutions to our customers.

We believe we can create value for our shareholders by:

•	Driving revenue growth through increasing business broadband and managed IT service revenues,

•	Generating Adjusted EBITDA and Free Cash Flow growth through margin management, and

•	Careful allocation of capital, including selectively investing success based capital into opportunities that generate appropriate return on investment.

2016 Operating Initiatives

•	Organic revenue growth, driven by Business and Wholesale, and continued growth in Adjusted EBITDA and Free Cash Flow as one of the lowest levered companies in our industry on an Adjusted EBITDA basis.

•	Continue to advance our offerings and partnerships related to managed IT services including security services and monitoring. We intend to be the premier Cloud Enabler for businesses in the state of Alaska.

•	Continue improving our service experience to all of our customers in a differentiated manner from our competition.

•	Consider strategic opportunities in and out of Alaska that address scale and geographic diversification and reduce the risk of investments made in our company.

•	Expand our deployment of broadband solutions such as hosted VOIP and VPLS, and take advantage of our Metro Ethernet Forum designation.

•	Continue building strategic customer relationships, including with anchor tenant type customers such as a regional health care consortium and a regional medical center, and ConocoPhillips Alaska, Inc., all of which were consummated in 2015.

•	Drive continued improvements in our service delivery organization to shorten service intervals and meet customers’ desired due dates.

Revenue Sources by Customer Group

Over the past several years our areas of focus have shifted to the following customer categories, and following the Wireless Sale, our focus is exclusively on the first three of these categories. Prior to the Wireless Sale we provided retail wireless services and generated certain revenue streams related to our ownership in AWN.

•	Business and Wholesale (broadband, voice and managed IT services)

•	Consumer (broadband and voice services)

•	Other Services (including carrier termination, access services and high cost support)

•	Wireless and AWN Related

Business and Wholesale

Providing services to Business and Wholesale customers provides the majority of our service revenues and is expected to be the primary driver of our growth over the next few years. Our business customers include small and medium businesses, larger enterprises, and government customers. We are the only Alaska-based carrier that is Carrier Ethernet 2.0 Certified. This certification means that we meet international standards for the quality of our broadband services. We also offer IP based voice including the largest SIP implementations in the state of Alaska, and are the first Microsoft Express Route provider in the state. We believe our network differentiates us in the markets we serve, because we prefer not to compete on price; but on the quality, reliability and the overall value of our solutions. Accordingly, we have significant capacity to “sell into” the network we operate and do so at what we believe are attractive incremental gross margins.

Business services have experienced significant growth and we believe the incremental economics of business services are attractive. Given the demand from our customers for more bandwidth and services, we expect revenue growth from these customers to continue for the foreseeable future. We provide services such as voice and broadband, managed IT services including remote network monitoring and support, managed IT security and IT professional services, and long distance services primarily over our own terrestrial network. We are also positioning the Company to become the premier Cloud Enabler for business in the state of Alaska.

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

Consumer

We also provide voice and broadband services to residential customers. Given that our primary competitor has extensive quad play capabilities (video, voice, wireless and broadband) we target how and where we offer products and services to this customer group in order to maintain our returns. Our focus is to offer higher bandwidth speeds to these customers, leveraging the capabilities of our existing network. Our primary competitive advantage is that we offer bandwidth without data caps, while our competitor charges customers or throttles customers’ speeds for exceeding given levels of data usage. We expect modest declines in revenues from these customers in the near term and expect to stabilize revenues within a couple of years.

Other Services

We provide voice and broadband origination and termination services to inter and intrastate carriers who serve our retail customers. We are compensated for these services, primarily by charging terminating and originating per minute rates to these carriers. These revenue streams have been in decline and we expect them to continue to decline.

We also assess monthly surcharges to our customers, as required by various regulatory state and federal regulatory agencies, and then remit these surcharges to these agencies. These surcharges vary from year to year, and are primarily recognized as revenue, and the remittance as a cost of sale. The rates imposed by the regulators continue to increase. However, we expect these revenue streams to decline over time as the revenue base declines.

We also receive inter and intrastate high cost universal support funds and similar revenue streams structured by state and federal regulatory agencies that allow us to recover our costs of providing universal service in Alaska. As further discussed under “Regulation,” as a result of substantial changes enacted by the FCC, certain of these revenue streams are undergoing significant reform and until this reform process is complete it is difficult to predict the future growth in these revenue streams and the obligations we will need to undertake in order to qualify for future funding.

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

Following the AWN Formation, and prior to the Wireless Sale, we reported certain revenues based on our ownership position in AWN as follows: Because our network provided access to the retail marketplace, and as a result of the cost of providing service to high cost areas, we generated CETC revenues established by either state or federal regulatory agencies. As part of the AWN Formation we agreed to pay a service charge to AWN for an amount equal to our CETC Revenue, and therefore CETC Revenue had no impact on our net income (loss) or Adjusted EBITDA calculations.

Prior to the AWN Formation, we also provided backhaul services to other wireless carriers. Backhaul services are broadband connections between a wireless carrier’s cell site, their central office switch and connectivity to the Internet. Upon the AWN Formation, all existing backhaul contracts were transferred to AWN, which resulted in our loss of that revenue. However, we were not excluded from providing backhaul services in the future, and now compete for these services. We have since added wireless backhaul contracts and expect to vigorously compete for and grow these revenues.

Following the Wireless Sale, we began the process to wind-down our retail wireless operation. We were required to provide transition services to GCI, which required us to continue to maintain certain aspects of these retail wireless operations such as the operation of our retail stores, maintaining wireless retail customer support functions in our contact center and providing certain supply chain management, billing and collection and treasury management functions for a period of time following the Wireless Sale. The transition services were complete on April 17, 2015.

Executive Summary

The following summary should be read in conjunction with “Non-GAAP Financial Measures” included in this Managements’ Discussion and Analysis of Financial Condition and Results of Operations.

Operating Revenues

We met our expectations for total service and other revenue growth in 2015. Total service and other revenue of $219.8 million increased $4.7 million, or 2.2%, from $215.1 million in 2014.

Business and Wholesale service revenue, which is our highest priority, of $120.2 million increased $10.3 million, or 9.3%, compared with $109.9 million in 2014. Strong year over year growth was reported in broadband (14.2%) and Wholesale (11.3%).

On a total revenue basis, our year-over-year comparisons were impacted by the Wireless Sale in February 2015 and the subsequent wind-down of wireless revenue and related costs of services and sales beginning in the first quarter. Accordingly, total operating revenues of $232.8 million decreased $82.1 million, or 26.1%, in the 2015 compared with $314.9 million in 2014. With completion of the wind-down during 2015, wireless & AWN related revenue, including transition services revenue, was $13.0 million in 2015 compared with $99.8 million in 2014.

Adjusted EBITDA

Adjusted EBITDA, as defined in “Non-GAAP Financial Measures”, of $49.9 million in 2015 decreased $42.7 million, or 46.0%, from $92.6 million in 2014 due primarily to completion of the Wireless Sale and the resulting year over year reduction in cash distributions from AWN. In addition, wind-down activities could not be accelerated until completion of the transition services agreement which resulted in the realization of less than a full year of benefit from our lower cost structure. Adjusted EBITDA improved sequentially in the third and fourth quarters of 2015 as anticipated. We expect Adjusted EBITDA to continue improving from these levels, and our focus for 2016 is to continue to deliver revenue growth sequentially and realize the benefit of our lower cost structure.

Operating Metrics

Operating metrics are essential to understand the characteristics of our revenues and drivers of our key areas of revenue growth or decline. Business broadband connections of 18,824 at December 31, 2015 were up marginally from 18,798 at December 31, 2014 but down from 19,125 at September 30, 2015 due primarily to the transfer of certain circuits associated with our former wireless operations during the fourth quarter of 2015. However, business broadband average monthly revenue per user (“ARPU”) was $235.81 in the fourth quarter of 2015 compared with $218.54 in the third quarter of 2015 and $197.11 in the fourth quarter of 2014. For the year, business broadband ARPU was $220.07 in 2015 and $196.16 in 2014. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as does a customer with a 1MB connection. While we present metrics related to Business connections, we manage Business and Wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons we do not disclose our sales or performance in MRC.

Consumer broadband connections of 33,275 were down 11.1% year over year due to our discontinuance of providing lower bandwidth speeds and the impact of significant competitive pressure from our largest competitor in the market. However, consumer broadband ARPU improved to $58.97 in 2015 compared with $53.17 in 2014 as the result of customers moving to our higher bandwidth products.

The table below provides connection levels, ARPU, churn and Wireless equipment subsidies as of, or for, the periods indicated:

	2015	2014

Voice
At December 31:
Consumer access lines	37,683	43,773
Business access lines	76,598	79,168
For the year ended December 31:
Voice ARPU consumer	$27.65	$26.68
Voice ARPU business	$23.40	$23.52

Broadband
At December 31:
Consumer connections	33,275	37,412
Business connections	18,824	18,798
For the year ended December 31:
ARPU consumer	$58.97	$53.17
ARPU business	$220.07	$196.16

Churn
For the quarters ended December 31:
Voice connections	1.4%	1.2%

Liquidity

In 2015, cash proceeds on the Wireless Sale were $285.2 million, of which $240.5 million was used to pay down our 2010 Senior Credit Facility.

In September 2015, we entered into the new 2015 Senior Credit Facilities, which consisted of a combined $100.0 million of senior secured financing, including term loans totaling $90.0 million and a $10.0 million revolving credit facility. We used proceeds from the 2015 Senior Credit Facilities and cash on hand to repay in full our 2010 Senior Credit Facility, including accrued interest and fees, of $81.5 million, purchase a portion of our 6.25% Notes in the principal amount of $10.0 million for cancellation and fund transaction fees and expenses associated with the 2015 Senior Credit Facilities totaling $3.9 million. No amounts were outstanding under our new revolving credit facility at December 31, 2015. Upon completion of this refinancing initiative, we have no debt maturing prior to 2018.

Net debt (defined as total debt excluding debt issuance costs, plus capital lease obligations held for sale, less cash and cash equivalents) at December 31, 2015 was $157.1 million compared with $404.7 million at December 31, 2014. On January 29, 2016, subsequent to year end 2015, we purchased additional 6.25% Notes in the total principal amount of $10.0 million, further deleveraging our balance sheet.

We generated $12.6 million of cash from operating activities in 2015 compared with $51.2 million in 2014. This decrease was primarily the result of the wind-down of our wireless operations in 2015 and a year over year reduction in cash distributions received from AWN.

Other Initiatives

During 2015, in connection with the wind-down of our wireless operations and implementation of all targeted synergies, we streamlined our management structure to better support our more focused broadband and managed IT services approach to the market. Senior executives were assigned to lead our two primary customer markets – Business and Consumer. Another senior executive was assigned responsibility for our shared services operations.

We also acquired and integrated a fiber optic network on the North Slope in partnership with Quintillion Holdings, LLC and established and delivered on a new service agreement with ConocoPhillips Alaska, Inc., an anchor tenant on the North Slope network.

RESULTS OF OPERATIONS

The following tables summarize our results of operations for the years ended December 31, 2015, 2014 and 2013. Results in 2015 were impacted by the sale and wind-down of our Wireless operations beginning in the first quarter. Revenue growth was realized in Business and Wholesale and overall broadband in both 2015 and 2014. In 2014, this growth was offset by the impact of the first full year of operations under the AWN structure, which reflected the movement of roaming and backhaul revenue to AWN. Results in 2013 were affected by the gain on the AWN transaction.

(in thousands)	2015	2014	2013
Service Revenue
Business and Wholesale Customers
Voice	$21,969	$22,499	$22,947
Broadband	50,007	43,783	40,027
Managed IT services	3,316	3,492	—
Other	8,089	7,104	7,659
Wholesale	36,792	33,043	30,047

Business and Wholesale service revenue	120,173	109,921	100,680

Consumer Customers
Voice	13,530	14,932	16,818
Broadband	25,050	24,841	22,108
Other	1,341	1,563	1,739

Consumer service revenue	39,921	41,336	40,665

Total Service Revenue	160,094	151,257	141,345

Growth in Service Revenue	5.8%	7.0%
Growth in Broadband Service Revenue	9.4%	10.4%

Other Revenue
Equipment sales and installations	6,382	5,321	2,083
Access	33,644	35,323	37,033
High cost support	19,682	23,192	18,776

Total Service and Other Revenue	219,802	215,093	199,237
Growth in Service and Other Revenue	2.2%	8.0%
Growth excluding equipment sales	1.7%	6.4%

Wireless and AWN Related Revenue
Service revenue, equipment sales and other	6,300	77,054	81,093
Foreign roaming and wireless backhaul	—	—	46,064
Transition services	4,769	—	—
CETC	1,654	19,565	21,019
Amortization of deferred AWN capacity revenue	292	3,151	1,511

Total Wireless and AWN Related Revenue	13,015	99,770	149,687

Total Revenue	$232,817	$314,863	$348,924

	2015	2014	2013
Operating expenses:
Cost of services and sales, non-affiliates	107,162	123,854	138,124
Cost of services and sales, affiliates	4,961	57,116	25,158
Selling, general and administrative	88,389	101,398	111,034
Depreciation and amortization	33,867	32,583	42,191
(Gain) loss on disposal of assets, net	(46,252)	126	(207,755)
Loss on impairment of goodwill	—	5,986	—
Loss on impairment of equity investment	—	—	1,267
Earnings from equity method investments	(3,056)	(35,960)	(18,056)

Total operating expenses	185,071	285,103	91,963

Operating income	47,746	29,760	256,961

Other income and (expense):
Interest expense	(19,841)	(34,410)	(40,497)
Loss on extinguishment of debt	(4,878)	—	(1,663)
Interest income	58	83	53
Other	—	—	(13)

Total other income and (expense)	(24,661)	(34,327)	(42,120)

Income (loss) before income tax (expense) benefit	23,085	(4,567)	214,841
Income tax (expense) benefit	(10,200)	1,787	(56,370)

Net income (loss)	12,885	(2,780)	158,471
Less net loss attributable to noncontrolling interest	(69)	—	—

Net income (loss) attributable to Alaska Communications	$12,954	$(2,780)	$158,471

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Operating Revenue

Business and Wholesale

Business and Wholesale revenue of $120.2 million increased $10.3 million, or 9.3%, in 2015 from $109.9 million in 2014. This improvement was primarily driven by a $6.2 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Although broadband connections of 18,824 in 2015 were essentially unchanged from 18,798 in 2014, growth of broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Broadband ARPU increased to $220.07 in 2015 from $196.16 in 2014, an increase of 12.2%. Additionally, wholesale revenue increased $3.7 million related to an increase in carrier circuits, of which $1.9 million was associated with our new capacity agreement with GCI. Prior to the Wireless Sale, the revenues associated with this agreement were associated with a related-party agreement with AWN and reported as Wireless and AWN related revenue. These increases were partially offset by a $0.5 million decrease in traditional voice revenue due to 2,570 fewer connections year over year and lower ARPU of $23.40 compared with $23.52 in the prior year due to price compression, and a $0.2 million decrease in managed IT services.

Consumer

Consumer revenue of $39.9 million decreased marginally in 2015 due to a change in composition. Voice revenue decreased $1.4 million primarily due to 6,090 fewer connections partially offset by a slight increase in ARPU to $27.65 in 2015 from $26.68 in 2014. This trend is expected to continue as more customers discontinue using their fixed landline voice service and move to wireless alternatives. Offsetting this decline, broadband revenue increased $0.2 million to $25.0 million in 2015 from $24.8 million in 2014. Broadband connections decreased 4,137 year over year; however customers are subscribing to higher levels of bandwidth speeds, which resulted in a 10.9% increase in ARPU to $58.97 from $53.17 in the prior year.

Other Revenue

Other revenue of $59.7 million decreased $4.1 million, or 6.5%, in 2015 from $63.8 million in 2014 largely due to a non-recurring $3.5 million release of high cost support reserves in 2014. Additionally, there was a decrease of $1.7 million in access revenue caused primarily by lower eligible access lines combined with lower rates. Partially offsetting these decreases was an increase of $1.1 million in equipment sales and installations, driven by our managed IT services business.

Wireless and AWN Related

The wind-down of our wireless operations effective February 2, 2015 resulted in a $91.5 million decrease in service revenue, equipment sales, CETC revenue and the reclassification of capacity revenue noted in business and wholesale above. The recognition of transition services revenue of $4.8 million in 2015 partially offset these declines.

Operating Expenses

Cost of Services and Sales, Non-Affiliates

Cost of services and sales, non-affiliates of $107.2 million decreased $16.7 million, or 13.5%, in 2015 from $123.9 million in 2014. This decrease was due to a decline of $16.5 million in wireless device and accessory costs, a decline of $1.5 million in access expense due to the Wireless Sale, a decrease of $1.3 million related to maintenance of the wireless CDMA network, a $0.9 million recovery of certain State regulatory surcharges in 2015, a $0.4 million reduction in facilities expenses and a $0.4 million reserve adjustment related to local exchange reimbursable billings. In addition, 2014 results were negatively impacted by $0.9 million in leased circuit costs, $0.3 million in submarine repair costs associated with the severed fiber optic cable caused by the July 2014 earthquake, a $0.6 million write off of held-for-sale wireless inventory marked to fair value less cost to sell and a $0.4 million write off of obsolete inventory. Partially offsetting these decreases were $4.9 million in storefront exit and other wind-down costs associated with the sale of our wireless operations and an increase in labor costs of $1.5 million primarily associated with the acquisition of TekMate in January 2014.

Cost of Services and Sales, Affiliates

Cost of services and sales, affiliates of $5.0 million decreased $52.1 million in 2015 from $57.1 million in 2014. This decrease was due to the sale of our wireless operations on February 2, 2015 and the discontinuance of the associated affiliate transactions.

Selling, General and Administrative

Selling, general and administrative expenses of $88.4 million decreased $13.0 million, or 12.8%, in 2015 from $101.4 million in 2014. This decrease was driven by a $7.2 million reduction in customer service costs and a $3.2 million decrease in wireless agent commission, billing costs and property taxes as a result of the Wireless Sale. In addition, other labor costs declined $2.6 million, advertising, legal and other administrative costs declined $1.8 million, bad debt expense decreased $1.5 million due to certain recoveries on rural health care customers and incentive based compensation expense decreased $0.9 year over year. These decreases were partially offset by $4.2 million in severance, transaction and other wind-down costs associated with the sale of our wireless operations.

Depreciation and Amortization

Depreciation and amortization expense of $33.9 million increased $1.3 million, or 3.9%, in 2015 from $32.6 million in 2014. Depreciation was relatively flat due to the offsetting impact of higher depreciation on assets recently placed in service and a decline in depreciation due to assets sold in connection with the Wireless Sale.

(Gain) Loss on Disposal of Assets, Net

The net gain on the disposal of assets of $46.3 million in 2015 reflected the $48.2 million gain on the sale of our wireless operations on February 2, 2015, partially offset by losses of $1.0 million associated with abandoned projects and $1.0 million in wireless asset retirements. The loss of $0.1 million in 2014 was primarily associated with $0.3 million related to projects and maintenance that moved to AWN, partially offset by a land sale and excess removal obligations on terminated leases.

Loss on Impairment of Goodwill

Loss on impairment of goodwill of $6.0 million in 2014 was due to the Company’s assessment of goodwill after the announcement of Wireless Sale transaction.

Earnings from Equity Method Investments

Earnings from equity method investments of $3.1 million in 2015 and $36.0 million in 2014 consist entirely of the Company’s share of the earnings of AWN. The year over year decline reflects the Company’s sale of its wireless operations, including its investment in AWN, in the first quarter of 2015.

Other Income and Expense

Interest expense of $19.8 million in 2015 decreased $14.6 million compared with $34.4 million in 2014 due primarily to lower outstanding debt year over year associated with the pay down of our 2010 Senior Credit Facility on February 2, 2015 and, to a lesser extent, the effect of our 2015 refinancing transactions completed on September 14, 2015. This decrease was partially offset by the reclassification of over hedged swaps to interest expense in 2015 in connection with the pay down of our 2010 Senior Credit Facility on February 2, 2015. The $4.9 million loss on extinguishment of debt in 2015 consisted of $3.9 million associated with the pay down and subsequent repayment in full of our 2010 Senior Credit Facility and $0.9 million associated with the purchase of a portion of our 6.25% Notes in connection with our 2015 refinancing transactions.

Income Taxes

Income tax expense and the effective tax rate in 2015 were $10.2 million and 44.2%, respectively, and consisted primarily of Federal tax of $8.1 million at the statutory rate of 35.0% and state tax, net of the Federal benefit, of $1.4 million, or 6.1%. The effective rate in 2015 also reflected 1.9%, or $0.4 million, associated with unrealized amortization of stock compensation. Income tax expense and the effective tax rate in 2014 were $1.8 million and 39.1%, respectively, and consisted primarily of Federal tax of $1.6 million at the statutory rate of 35.0% and state tax, net of the Federal benefit, of $0.3 million, or 6.1%.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interests of our joint venture with QHL, which was established during the second quarter of 2015, was $69 thousand in 2015.

Net (loss) Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $13.0 million in 2015 compares with a net loss of $2.8 million in 2014. The year over year results reflect the revenue and expense items discussed above.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Operating Revenue

Business and Wholesale

Business and Wholesale revenue of $109.9 million increased $9.2 million, or 9.2%, in 2014 from $100.7 million in 2013. This improvement was primarily driven by a $3.8 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Although broadband connections grew modestly, growth of broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Broadband ARPU increased to $196.16 in 2014 from $180.95 in 2013, an increase of 8.4%. Additionally, wholesale revenue increased $3.0 million related to an increase in carrier circuits, and with our purchase of TekMate on January 30, 2014, we generated $3.5 million in recurring IT services revenue during the period. Partially offsetting these increases was a $0.6 million decrease in other revenue, primarily related to an engineering services contract in the first half of 2013. These increases were partially offset by a $0.4 million decrease in traditional voice revenue due to 648 fewer connections year-over-year and lower ARPU of $23.52 compared with $23.78 in the prior year due to price compression.

Consumer

Consumer revenue of $41.3 million increased $0.7 million, or 1.7%, in 2014 from $40.7 million in 2013. Broadband revenue increased $2.7 million to $24.8 million in 2014 from $22.1 million in 2013. Broadband connections decreased 1,265 year over year, however, customers are subscribing to higher levels of bandwidth speeds, which resulted in a 10.2% increase in ARPU to $53.17 from $48.27 in the prior year. Partially offsetting this increase in broadband, voice revenue decreased $1.9 million primarily due to 5,524 fewer connections and a decrease in ARPU to $26.68 from $26.71 in the prior year. This trend is expected to continue as more customers discontinue using their fixed landline voice service and move to wireless alternatives.

Other Revenue

Other revenue of $63.8 million increased $5.9 million, or 10.3%, in 2014 from $57.9 million in 2013 due to a $4.4 million increase in high cost support including a $2.2 million CAF phase I reserve release in the second quarter of 2014 which had been reserved in 2013. Additionally, there was an increase of $3.2 million in equipment sales and installations. Partially offsetting these increases was a $1.7 million decline in access revenue caused primarily by lower eligible access lines combined with a lower rate per line in 2014.

Wireless and AWN Related

Wireless and AWN revenue of $99.8 million decreased $49.9 million, or 33.3%, in 2014 from $149.7 million in 2013.

Service revenue and equipment sales revenue of $77.1 million decreased $4.0 million, or 5.0%, in 2014 from $81.1 million in 2013. Our wireless subscriber base of 103,338 connections decreased 5,510 year-over-year. Partially offsetting this decrease, equipment sales increased $1.3 million primarily due to financing phone promotions, and other revenue increased $0.3 million.

Other revenue associated with AWN changed substantially on a year-over-year basis as a result of a full year of operations in 2014 compared to less than six months in 2013. Upon the closing of the AWN transactions, we no longer generated foreign roaming and wireless backhaul revenue which totaled $46.1 million in the twelve month period of 2013. Wireless backhaul revenue of $0.1 million, declined $5.9 million from $6.0 million in the previous year. All existing wireless backhaul contracts with wireless carriers transferred to AWN at closing, resulting in a year-over-year decrease. CETC Revenue decreased slightly on a year-over-year basis to $19.6 million. Under the AWN structure, we paid a service charge to AWN for an amount equal to our CETC Revenue so it did not contribute to our overall net income (loss) or cash from operations. Partially offsetting these decreases was an increase of $1.6 million in AWN capacity revenue. With the sale of our remaining wireless operations in February 2, 2015, this category of revenues no longer exists in our financial statements.

Operating Expenses

Cost of Services and Sales, Non-Affiliates

Cost of services and sales, non-affiliates of $123.9 million decreased $14.3 million, or 10.3%, in 2014 from $138.1 million in 2013. This decrease was primarily due to certain operating expenses that moved to AWN, including $9.9 million in roaming costs, $2.7 million in cell site leases and $3.5 in leased circuit and transport costs. We also experienced decreases of $3.8 million in wireless device and accessory costs, $1.7 million in lower USF contribution costs primarily as a result of the Transformation Order, other reductions in the revenue base subject to the surcharges, and $0.8 million in lower leased circuit expense. Partially offsetting these decreases were increases of $2.3 million in labor primarily in our service delivery and TekMate organizations, $3.5 million in TekMate equipment and services, a $0.6 million write off of held-for-sale wireless inventory marked to fair value less cost to sell and a $0.4 million write off of obsolete inventory. We also experienced a $0.9 million increase in leased circuit costs and $0.3 million in submarine repair costs related to the severed fiber optic cable due to the July 2014 earthquake.

Cost of Services and Sales, Affiliates

Cost of services and sales, affiliates of $57.1 million increased $32.0 million, or 127.0%, in 2014 from $25.2 million in 2013. This includes increases of $27.1 million in AWN wholesale charges due to the purchase of wholesale wireless plans from AWN and $9.4 million representing our contractual obligation to pass an amount equal to our CETC Revenue to AWN. Partially offsetting these increases is an increase of $3.8 million in handset subsidy support received from AWN which serves to lower our overall operating expenses and a decrease of $0.7 million related to equipment and IT services from TekMate.

Selling, General and Administrative

Selling, general and administrative expenses of $101.4 million decreased $9.6 million, or 8.7%, in 2014 from $111.0 million in 2013. This decrease is primarily due to reduced AWN transaction costs of $6.1 million, $3.5 million in reduced labor costs and other employee costs including management incentives and stock compensation expense, $1.1 million in advertising, $0.9 million in yellow page production expense, and a reduction of $0.9 million in contingent litigation costs. Partially offsetting this decrease is an increase of $2.5 million of transaction costs related to the sale of the remaining wireless business and $0.3 million associated with the final purchase price of our managed IT services company TekMate.

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

Loss on Impairment of Goodwill

Loss on impairment of goodwill of $6.0 million in 2014 was due to the Company’s assessment of goodwill after the announcement of the Wireless Sale transaction. Prior to the announcement, we believed there to be significant information not known in the market, and therefore we considered the announcement a triggering event. After measuring the fair value of the Company’s single reporting unit’s assets and liabilities, the implied fair value of goodwill was determined to be zero. Consequently, the Company determined that the goodwill was fully impaired resulting in the impairment charge of $6.0 million.

Earnings from Equity Method Investments

Earnings from equity method investments of $36.0 million in 2014 increased from $18.1 million in 2013 due to a full year under the AWN structure in 2014 compared to slightly less than one half year in 2013.

Other Income and Expense

Interest expense of $34.4 million in 2014 decreased $6.1 million compared with $40.5 million in 2013. This decrease was primarily due to $4.6 million in lower interest expense on overall lower debt balances. Additionally, a $0.8 million decrease is related to interest allocated to fund our capital investments.

In the fourth quarter of 2012, an interest rate swap in the notional amount of $192.5 million no longer met the criteria for prospective hedge accounting treatment. In 2013 the $0.8 million favorable change in the fair value of this swap was credited to interest expense. Additionally, we experienced $0.9 million lower interest expense due to the extinguishment of this swap in August of 2013.

Loss on extinguishment of debt of $1.7 million in 2013 was associated with the pay-down of our 2010 Senior Credit Facility.

Income Taxes

Income tax benefit and the effective tax rate in 2014 were $1.8 million and 39.1%, respectively, and consisted primarily of a Federal benefit of $1.6 million at the statutory rate of 35.0% and a state benefit, net of the Federal benefit, of $0.3 million, or 6.1%. Income tax expense and the effective tax rate in 2013 were $56.4 million and 26.2%, respectively. The provision and effective tax rate in 2013 reflect the reversal of $29.9 million previously recorded associated with the favorable Crest, Inc. Internal Revenue Service examination and the reversal of deferred tax valuation allowances of $1.9 million. Excluding these reversals, the effective tax rate in 2013 was 41.0%, and consisted of Federal tax of 35.0% and state tax, net of the Federal benefit, of 6.1%.

Net (Loss) Income Attributable to Alaska Communications

The net loss attributable to Alaska Communications was $2.8 million in 2014 compared to net income of $158.5 million in 2013. The year-over-year change reflects the gains related to the AWN transaction recorded in 2013, as well as the operating revenue, operating expense and income tax items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures, and debt service in 2015, 2014 and 2013 primarily through internally generated funds, distributions from AWN and our refinancing initiative in the third quarter of 2015. We also received cash proceeds of $285.2 million on the Wireless Sale in 2015 and $100.0 million as part of the AWN transaction in 2013 which we used primarily to pay down debt. At December 31, 2015, we had $36.0 million in cash and cash equivalents, $1.8 million in restricted cash and a $10.0 million undrawn revolving credit facility.

A summary of significant sources and use of funds for the years ended December 31, 2015, 2014 and 2013 is as follows:

(in thousands)	2015	2014	2013
Net cash provided by operating activities	$12,581	$51,169	$67,707
Capital expenditures	$(50,914)	$(46,423)	$(47,738)
Capitalized interest	$(1,558)	$(2,810)	$(1,926)
Change in unsettled capital expenditures	$3,995	$(2,003)	$1,492
Proceeds on wireless sale	$285,160	$—	$—
Proceeds on sale of assets	$3,140	$136	$4,747
Proceeds on sale/contribution of asset to AWN	$—	$—	$100,000
Return of capital from equity investment	$1,875	$14,073	$—
Change in unsettled acquisition costs	$—	$—	$(3,345)
Net change in short-term investments	$—	$—	$2,037
Net change in restricted cash	$(1,357)	$—	$3,408
Repayments of long-term debt	$(333,961)	$(24,419)	$(99,565)
Proceeds from the issuance of long-term debt	$90,061	$—	$—
Debt issuance costs	$(4,901)	$—	$(206)
Interest paid	$16,101	$31,562	$35,187
Cash paid on extinguishment of hedging instruments	$—	$—	$4,073
Income taxes paid, net	$4,936	$260	$6

Cash Flows from Operating Activities

Cash provided by operating activities of $12.6 million in 2015 reflected net income excluding non-cash items of $13.9 million, a $6.3 million decrease in accounts receivable and other current assets, a $3.8 million increase in deferred revenue, cash payments from AWN representing a return on capital of $3.1 million and a $1.6 million decrease in materials and supplies. These items were partially offset by a $15.8 million reduction in accounts payable and other current liabilities excluding capital items. This decrease reflected the settlement of current liabilities associated with wireless operations.

Cash provided by operating activities of $51.2 million in 2014 reflected net income excluding non-cash items of $6.8 million, cash payments from AWN representing a return on capital of $36.0 million, a $4.1 million increase in accounts payable and other current liabilities excluding capital items, a $3.9 million decrease in materials and supplies and a $6.4 million increase in deferred revenue associated with a large customer contract. These items were partially offset by a $6.1 million increase in accounts receivable.

Cash provided by operating activities of $67.7 million in 2013 reflected net income excluding non-cash items of $44.4 million, cash payments from AWN representing a return on capital of $17.8 million and a $10.7 million increase in accounts payable and other current liabilities excluding capital items. These items were partially offset by a $4.3 million decrease in deferred revenue and a $1.3 million increase in materials and supplies. Payment of AWN Transaction related costs totaled $8.3 million. The Company incurred AWN Transaction costs up to and following the consummation of the transaction. These costs were funded primarily through a combination of internally generated funds and proceeds from the transaction.

Interest payments, net of cash interest income and including capitalized interest, were $16.1 million, $31.6 million and $35.2 million in 2015, 2014 and 2013, respectively. Through an interest rate swap entered into on November 27, 2015, interest on approximately 50% of the term loan components of our 2015 Senior Credit Facilities at December 31, 2015 is substantially fixed at an annual rate of 5.833% for the period December 2015 through December 2017. Our $120.0 million convertible debt has a fixed coupon rate of 6.25% and an outstanding balance of $104.0 million at December 31, 2015. We purchased additional convertible debt in the principal amount of $10.0 million on January 29, 2016.

Cash Flows from Investing Activities

Cash provided by investing activities of $240.3 million in 2015 included proceeds on the Wireless Sale of $285.2 million. Proceeds from investing activities also included $1.9 million of cash distributions from AWN representing a return of capital and $3.1 million on the sale of assets, primarily associated with the sale of fiber on the North Slope fiber optic network to CPAI and QHL. Total cash paid on capital spending (capital expenditures including capitalized interest and net of change in unsettled capital expenditures) was $48.5 million, including $5.5 million for the fiber optic network purchased from CPAI and $6.7 million associated with spend incurred in a prior period. Of the $50.9 million incurred in 2015, $11.0 million was for the fiber optic network ($5.5 million of which is payable in 2016) and an additional $18.8 million was success based versus maintenance.

Cash used in investing activities of $37.0 million in 2014 compares with cash provided by investing activities of $58.7 million in 2013. This change primarily reflects the receipt of $100.0 million from the sale of wireless assets to GCI in 2013 a decrease of $4.6 million on the sale of assets, an increase in 2014 of $3.1 million in capital expenditures, inclusive of capitalized interest and the settlement of capital expenditure payables. Offsetting these decreases was a $14.1 million return of capital on our equity investment in AWN.

Our historical capital expenditures have been significant, but we expect them to be reduced from levels incurred in 2015. Our networks require the timely maintenance of plant and infrastructure. Future capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, and our decision to pursue specific acquisition and investment opportunities. We intend to fund future capital expenditures with cash on hand and net cash generated from operations.

Cash Flows from Financing Activities

In September of 2015, we entered into the 2015 Senior Credit Facilities, which consisted of a combined $100.0 million of senior secured financing, including term loans totaling $90.0 million and a $10.0 million revolving credit facility. We used proceeds from the 2015 Senior Credit Facilities and cash on hand to repay in full our 2010 Senior Credit Facility, including accrued interest and fees, of $81.5 million, purchase a portion of our 6.25% Notes in the principal amount of $10.0 million for cancellation and fund transaction fees and expenses associated with the 2015 Senior Credit Facilities totaling $3.9 million.

Cash used by financing activities of $248.6 million in 2015 consisted primarily of repayments of long term debt totaling $334.0 million partially offset by proceeds from the issuance of debt totaling $90.1 million. Repayment of long term debt included $240.5 million paid on our 2010 Senior Credit Facility from proceeds on the Wireless Sale and, in connection with our third quarter refinancing activities, repayment of the balance of the 2010 Senior Credit Facility in the amount of $80.4 million and purchase of our 6.25% Notes in the principal amount of $10.0 million. Proceeds from the 2015 Senior Credit Facilities totaling $90.1 million were used in part to repay our 2010 Senior Credit facility and purchase a portion of our 6.25% Notes. We incurred debt issuance costs of $4.9 million primarily associated with the 2015 Senior Credit Facilities and the amendment to our 2010 Senior Credit Facility. We also made a final contingent payment of $0.3 million in connection with our acquisition of TekMate. Cash proceeds from financing activities included a $0.3 million contribution to our joint venture with Quintillion Holdings, LLC by the noncontrolling interest and $0.3 million of proceeds from the issuance of common stock.

Cash used in financing activities was $25.5 million in 2014 relating almost exclusively to the pay-down of $24.4 million in debt.

Cash used in financing activities was $100.2 million in 2013 relating almost exclusively to the pay-down of $99.6 million in debt. Payments included scheduled principal payments of $7.3 million on the term loan component of our Senior Credit Facility, principal prepayments on the term loan component of our Senior Credit Facility totaling $78.0 million and the full redemption of our 5.75% Notes totaling $13.0 million.

The payment of cash dividends is not permitted under the terms of our 2015 Senior Credit Facilities until such time that the Company’s net total leverage ratio (as defined in that agreement) is not greater than 2.75 to 1.00.

Liquidity and Capital Resources

Consistent with our history, our current and long-term liquidity could be impacted by a number of challenges, including, but not limited to: (i) potential future reductions in our revenues resulting from governmental and public policy changes, including regulatory actions affecting inter-carrier compensation and changes in revenue from Universal Service Funds; (ii) servicing our debt and funding principal payments; (iii) the funding of other obligations, including our pension plans and lease commitments; (iv) competitive pressures in the markets we serve; (v) the capital intensive nature of our industry; (vi) our ability to respond to and fund the rapid technological changes inherent to our industry, including new products; and (vii) our ability to obtain adequate financing to support our business and pursue growth opportunities.

We are responding to these challenges by (i) driving top line growth in broadband service revenues with a focus on business and wholesale customers; (ii) managing our cost structure to deliver consistent Adjusted EBITDA and Free Cash flow performance; and (iii) holding capital spending to approximately $35 million annually. We also anticipate dedicating a portion of our free cash flow to pay down debt and reduce our interest expense over time.

As of December 31, 2015, total long-term obligations outstanding, including current portion and net of discounts, were $193.1 million, consisting of $89.8 million in term loans under our 2015 Senior Credit Facilities, $99.4 million of convertible notes, net of $4.6 million of discounts, and $4.0 million in capital lease and other obligations. As of December 31, 2015, we had $36.0 million in cash and access to the full amount of the $10.0 million revolving credit facility under our 2015 Senior Credit Facilities. Subsequent to December 31, 2015 we purchased additional convertible notes in the principal amount of $10.0 million at a discount to par.

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

2015 Senior Credit Facilities

On September 14, 2015, we entered into the $100.0 million Senior Credit Facilities which consists of a $65.0 million first lien term loan, a $25.0 million second lien term loan, both of which were drawn at December 31, 2015, and a $10.0 million revolving credit facility which was undrawn at December 31, 2015. At December 31, 2015, we had full access to the $10.0 million under the revolving credit facility.

Unless extended as described below, quarterly principal payments on the term loan component of the first lien term loan were $250 thousand in the fourth quarter of 2015, $750 thousand in each quarter of 2016, and $1.0 million in each quarter of 2017. The remaining principal balance, including any amounts outstanding under the revolving credit facility, is due in its entirety on January 2, 2018. Unless extended as described below, the second lien term loan is due in its entirety on March 3, 2018, and may be prepaid in whole or in part at the Company’s option prior to maturity.

The First Lien Facility may be extended to June 30, 2020 and the Second Lien Facility may be extended to September 30, 2020 if the Company (i) has refinanced or repurchased its 6.25% Notes such that no more than $30.0 million of principal amount is outstanding (with cash available for their repayment at maturity) and any replacement notes have a maturity date not earlier than December 31, 2020, (ii) has achieved certain liquidity requirements, and (iii) is otherwise compliant with the terms of the 2015 Senior Credit Facilities. In the event the 2015 Senior Credit Facilities are extended, principal payments on the term loan component of the First Lien Facility subsequent to 2017 would be $1.25 million in each quarter of 2018 and $1.5 million in each quarter of 2019 and the first quarter of 2020. The remaining principal balance, including any amounts outstanding under the revolving credit facility, would be due in its entirety on June 30, 2020. The Second Lien Facility has similar extension conditions and would be due in its entirety on September 30, 2020. Subject to a declining prepayment fee, it may be prepaid in whole or in part at the Company’s option prior to maturity.

The 2015 Senior Credit Facilities provide for events of default, including non-payment defaults on other debt, misrepresentation, breach of covenants, representations and warranties, change of control, and insolvency and bankruptcy.

Certain terms, including the maintenance of certain financial ratios, of our 2015 Senior Credit Facilities as defined in the 2015 Senior Credit Agreements are summarized below. Consolidated EBITDA as defined in the 2015 Senior Credit Agreements and summarized below is not a GAAP measure and is not consistent with Adjusted EBITDA presented elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	First Lien Term Loan	Second Lien Term Loan

Interest rate:
Margin over LIBOR	4.50%	8.50%
LIBOR floor	1.00%	1.00%
Net Total Leverage to Consolidated EBITDA Ratio Limit:
September 14, 2015 through December 31, 2016	3.750	4.310
January 1, 2017 through December 31, 2017	3.250	3.740
January 1, 2018 and thereafter	3.000	3.450
Senior Leverage to Consolidated EBITDA Ratio Limit:
September 14, 2015 through December 31, 2016	2.500	2.875
January 1, 2017 through December 31, 2018	2.250	2.588
January 1, 2019 and thereafter	2.000	2.300
Consolidated EBITDA to Debt Service Coverage Ratio Minimum:
September 14, 2015 and thereafter	2.000	1.700

Net Total Leverage Ratio: The ratio of our (a) adjusted total debt to (b) Consolidated EBITDA (as defined more specifically below). Payment of cash dividends on and repurchase of the Company’s common stock is not permitted until such time that the Company’s Net Total Leverage Ratio is not more than 2.75 to 1.00.

Senior Leverage Ratio: The ratio of our (a) senior indebtedness to (b) Consolidated EBITDA for the consecutive four fiscal quarters ending as of the calculation date.

Debt Service Coverage Ratio: The ratio of Consolidated EBITDA for the consecutive four fiscal quarters ending as of the calculation date to (b) the sum of (i) cash annualized consolidated interest expense and (ii) scheduled principal payments on debt for the four fiscal quarters immediately following the calculation date.

Consolidated EBITDA, as defined in the 2015 Senior Credit Facilities, means consolidated net income, plus the sum of:

•	cash and non-cash interest expense;

•	depreciation and amortization expense;

•	income taxes;

•	other non-cash charges and expense, including equity-based compensation expense;

•	the write down or write off on any assets, other than accounts receivable;

•	subject to limitation, fees and out-of-pocket transaction costs incurred in connection with the 2015 refinancing transactions;

•	certain costs associated with the sale of the Company’s wireless operations and subsequent wind-down.

•	extraordinary, non-recurring or unusual losses;

•	one-time costs associated with permitted acquisitions; and

•	transaction costs and similar amounts required to be expensed under ASC 805.

minus (to the extent included in determining consolidated net income) the sum of:

•	Extraordinary, non-recurring or unusual gains on permitted sales or dispositions of assets and casualty events;

•	Cash and non-cash interest income;

•	Other extraordinary items or nonrecurring items;

•	The write up of any asset; and

•	the Company’s share of earnings in its joint venture with Quintillion if such earnings exceed $0.5 million and at least 50% of the Company’s share in such earnings have not been received in cash by the Company.

The revolving credit facility component of the First Lien Facility bears interest at 4.5% with a LIBOR minimum of 1.0% and a commitment fee of 0.25% on the average daily unused portion. Any amounts outstanding under the revolving credit agreement are due on January 2, 2018.

The weighted interest rate on the 2015 Senior Credit Facilities was 6.64% at December 31, 2015.

As disclosed below, we were in compliance with all financial covenant ratios as of December 31, 2015.

Net Total Leverage Ratio:
First Lien Term Loan	3.360
Second Lien Term Loan	3.360

Senior Leverage Ratio:
First Lien Term Loan	1.870
Second Lien Term Loan	1.870

Debt Service Coverage Ratio:
First Lien Term Loan	3.100
Second Lien Term Loan	3.100

As required under the terms of the First Lien Facility of the 2015 Senior Credit Facilities and as a component of its cash flow hedging strategy, the Company entered into a pay-fixed, receive-floating interest rate swap in the notional amount of $44.8 million in the fourth quarter of 2015. The interest rate on the swap is 5.833% inclusive of a 4.5% LIBOR spread. The swap began on November 27, 2015 and is expected to continue through December 31, 2017.

Other Debt Instruments

The balance of our 6.25% Notes due in 2018 was $104.0 million as of December 31, 2015. We may periodically consider repurchasing outstanding convertible notes, for cash or shares of the Company’s common stock, or a combination thereof. The amount of any convertible notes to be repurchased, as well as the timing of any repurchases, will be based on business, market and other conditions and factors, including price, regulatory matters, contractual requirements or consents, and capital availability. Any repurchases might be made using a variety of methods, which may include open market purchases, privately negotiated transactions, or by any combination of those methods, in compliance with applicable securities laws and regulations. There can be no assurance that we will be able to successfully repurchase any convertible notes on terms acceptable to the Company.

We repurchased additional 6.25% Notes in the principal amount of $10.0 million on January 29, 2016.

Contractual Obligations

Our contractual obligations as of December 31, 2015, are presented in the following table. Generally, long-term liabilities are included in the table based on the year of required payment or an estimate of the year of payment. Such estimates of payment are based on a review of past trends for these items as well as a forecast of future activities. As described below, certain items were excluded from the following table where the year of payment is unknown and could not be reasonably estimated.

(in thousands)	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt	$193,750	$3,000	$190,750	$—	$—
Interest on long-term debt	31,350	13,023	15,631	536	2,160
Capital leases	3,996	670	559	92	2,675
Operating leases	60,728	7,134	12,127	10,036	31,431
Unconditional purchase obligations	4,188	3,323	740	74	51

Total contractual cash obligations	$294,012	$27,150	$219,807	$10,738	$36,317

The total pension benefit liability associated with the Alaska Communications Retirement Plan recognized on the consolidated balance sheet as of December 31, 2015 and December 31, 2014 were $4.9 million and $5.7 million, respectively, and is included in “Other long-term liabilities.” Because this liability is impacted by, among other items, plan funding levels, changes in plan demographics and assumptions, and investment return on plans assets, it does not represent expected liquidity needs. Accordingly, we did not include this liability in the “Contractual Obligations” table. We made cash contributions of $0.8 million in 2015 and $0.9 million in 2014. This plan is not fully funded.

We also participate in the Alaska Electrical Pension Fund, a multi-employer defined benefit plan, to which we pay a contractual hourly amount based on employee classification or base compensation. We contributed $8.0 million, $8.6 million and $9.2 million to this plan in 2015, 2014 and 2013, respectively. Minimum required future contributions to this plan are subject to the number of employees in each classification and/or base compensation of employees in future years and, therefore, are not included in the “Contractual Obligations” table. This plan is not fully funded.

As of December 31, 2015 and December 31, 2014, the Company had an accumulated asset retirement obligation of $3.4 million and $4.1 million. This liability was not included in the “Contractual Obligations” table due primarily to the uncertainty as to the timing of future payments.

As of December 31, 2015 and December 31, 2014, the Company had deferred tax liabilities totaling $43.8 million and $97.2 million, exclusive of deferred tax assets. The year over year decline reflected reversals associated with the sale of our wireless operations in 2015. The balance at December 31, 2015 is not included in the “Contractual Obligations” table because the Company believes this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. At December 31, 2015, the Company had Federal and state net operating loss carry forwards of $45.1 million and $17.5 million, respectively, with various expiration dates beginning in 2031 through 2035. The Company currently expects that all net operating loss carry forwards will be utilized.

In addition, funding obligations associated with our self insurance programs have been excluded from the table due primarily to the uncertainty as to the timing of future payments.

NON-GAAP FINANCIAL MEASURES

In an effort to provide investors with additional information regarding our financial results, in particular with regards to our liquidity and capital resources, we have disclosed certain non-GAAP financial information which management utilizes to assess performance and believe provides useful information to investors.

We have disclosed Adjusted EBITDA as net income before interest, loss on extinguishment of debt, depreciation and amortization, loss on impairment of equity investments and goodwill, gain or loss on asset purchases or disposals, earnings from equity method investments, gain on the sale of our wireless operations, income taxes, AWN and Wireless Sale transaction related costs, stock-based compensation, pension adjustments, earthquake related expenses, net loss attributable to noncontrolling interest and expenses under the Company’s long term cash incentive plan (“LTCI”). LTCI expenses are considered part of an interim compensation structure to mitigate the dilutive impact of additional share issuances for executive compensation. Distributions from AWN are included in Adjusted EBITDA.

Free cash flow is defined as Adjusted EBITDA, less recurring operating cash requirements which include capital expenditures, net of cash received for a fiber build for a carrier customer, less cash interest expense, earthquake related expenses, significant non-cash revenue associated with our interconnection agreement with AWN and GCI, and in the purchase of the North Slope fiber network.

Adjusted EBITDA and Free Cash Flow are not GAAP measures and should not be considered a substitute for operating income, net cash provided by operating activities, or net cash provided or used. Adjusted EBITDA as computed below is not consistent with the definition of Consolidated EBITDA referenced in our 2015 Senior Credit Agreements and other companies may not calculate Non-GAAP measures in the same manner we do.

The following table provides the computation of Adjusted EBITDA and Free Cash Flow for the years ended December 31, 2015, 2014 and 2013:

(in thousands)	2015	2014	2013

Net income (loss)	$12,885	$(2,780)	$158,471
Add (subtract):
Interest expense	19,841	34,410	40,497
Loss on extinguishment of debt	4,878	—	1,663
Interest income	(58)	(83)	(53)
Depreciation and amortization	33,867	32,583	42,191
Loss on impairment of equity investment	—	—	1,267
Loss on impairment of goodwill	—	5,986	—
Loss on sale of short-term investments	—	—	13
(Gain) loss on disposal of assets, net	(46,252)	126	3,118
Earnings from equity method investment in TekMate	—	—	(93)
Earnings from equity method investment in AWN	(3,056)	(35,960)	(17,963)
Gain on sale/contribution of assets to AWN	—	—	(210,873)
AWN distributions received/receivable, net	765	50,000	22,011
Income tax expense	10,200	(1,787)	56,370
Stock-based compensation	2,008	2,511	2,860
Long-term cash incentives	1,781	2,042	631
Pension adjustment	134	—	—
Gift of services	(388)	—	—
Earthquake related expense	—	1,228	—
Net loss attributable to noncontrolling interest	69	—	—
Wireless sale transaction-related and wind down costs	13,272	4,297	6,382

Adjusted EBITDA	49,946	92,573	106,492

Less:
Capital expenditures	(39,914)	(46,423)	(47,738)
Milestone billings for fiber build project for a carrier customer	7,000	5,960	—
AWN transaction-related capital costs, net change	—	—	(41)

Net capital expenditures *	(32,914)	(40,463)	(47,779)

Purchase of North Slope fiber network:
Acquisition price	(11,000)	—	—
Less: 50% due in 2016	5,500	—	—
Less: proceeds on sale of fiber to joint venture partner	2,650	—	—
Less: other cash proceeds	400	—	—

Net North Slope purchase	(2,450)	—	—

Amortization of deferred GCI/AWN capacity revenue	(2,169)	(3,151)	(1,512)
Earthquake related expense	—	(1,228)	—
Cash interest expense	(16,101)	(31,562)	(35,187)

Free cash flow	$(3,688)	$16,169	$22,014

*	Excludes capitalized interest (included in “Cash interest expense”) and the change in unsettled capital expenditures.

OUTLOOK

Operating Results, Liquidity and Capital Resources

We expect to see continued strength in business and wholesale revenues, led by broadband revenue and managed IT services. These revenue increases are driven by new products and services and increasing demand for our services by our new and existing customers. We also believe we will generate revenue growth by growing market share. We expect margins will strengthen through the course of the year. Strategically, we continue to evaluate opportunities to advance our position as the premier cloud enabler for businesses.

We expect variable growth in equipment sales, as this revenue stream is impacted by non-recurring transactions. We expect access revenues to continue to decline as voice traffic experiences decline with long distance carriers. The future direction of high cost support revenue is uncertain, however, recent indications from the FCC are that such revenue could be stable. We expect our high cost support revenue to be relatively unchanged from 2015. As discussed in “Item 1, Business” and “Item 1A, Risk Factors”, this revenue stream is undergoing significant reform. It is difficult to predict the future direction of this source or revenue as well as the future obligations we will inherit to sustain this revenue stream.

We currently anticipate total service and other revenue of approximately $228 million and Adjusted EBITDA of approximately $59 million in 2016, subject to achieving our targeted revenue growth and maintaining the cost savings realized from the implementation of synergies in 2015. Capital expenditures in 2016 are currently targeted to be approximately $35 million, including $16 million of success based capital.

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

Revenue Recognition Policies

Substantially all recurring non-usage sensitive service revenues are billed one month in advance and are deferred until earned. Non-recurring and usage sensitive revenues are billed in arrears and are recognized when earned. Revenue is recognized on the sale of equipment when the equipment is installed. Certain of our bundled products and services have been determined to be revenue arrangements with multiple deliverables. Total consideration received in these arrangements is allocated and measured using units of accounting within the arrangement based on relative fair values. Monthly service revenue from the majority of our customer base is recognized as services are rendered.

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted

In the third quarter of 2015, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. ASU 2015-03 is to be applied on a retrospective basis. Accordingly, the Company reclassified debt issuance costs of $4,469 at December 31, 2014 from “Assets” to “Long-term obligations, net of current portion” to conform to the current presentation. The provisions of ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and the Company elected early adoption as permitted by the update. See Note 11 “Long-Term Obligations” in the Notes to Consolidated Financial Statements for the disclosures required by ASU 2015-03.

In the fourth quarter of 2015, the Company adopted the provisions of ASU No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The amendments in ASU 2015-17 are intended to reduce complexity in accounting standards and eliminate the current requirement for entities to present deferred tax liabilities and assets as current and noncurrent on the classified balance sheet. ASU 2015-17 requires that all deferred tax assets and liabilities be classified as noncurrent. The provisions of ASU 2015-17 are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company elected early adoption as permitted by the update. See Note 16 “Income Taxes” in the Notes to Consolidated Financial Statements for additional disclosures required by ASU 2015-17.

Accounting Pronouncements Issued Not Yet Adopted

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-02, “Consolidation (Topic 810), Amendments to the Consolidation Analysis” (“ASU 2015-02”). This update amends the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities; (ii) eliminates the presumption that a general partner should consolidate a limited partnership; (iii) affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships; and (iv) provides a scope exception from the consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The provisions of ASU 2015-02 are effective for quarterly and annual reporting periods beginning after December 15, 2015. The Company does not currently expect that adoption of ASU 2015-02 will have a material effect on its consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 is part of the FASB’s simplification initiative and is intended to assist entities in evaluating the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. Adoption may be made prospectively to all arrangements entered into or materially modified after the effective date or retrospectively to all arrangements in place as of the effective date. The Company will adopt ASU 2015-05 prospectively effective in the first quarter of 2016 and does not currently expect adoption will have a material effect on its consolidated financial statements and related disclosures.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 require that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU 2014-09 from annual periods beginning after December 15, 2016 to annual periods beginning after December 15, 2017. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 address the recognition, measurement, presentation and disclosure of financial instruments. Provisions include (i) requiring that equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income; (ii) requiring that the fair value of financial instruments be based on exit price; (iii) requiring the separate presentation of financial assets and liabilities; and (iv) eliminating the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017. The Company is assessing the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The primary change in GAAP addressed by ASU 2016-02 is the requirement for a lessee to recognize on the balance sheet a liability to make lease payments (“lease liability”) and a right-of-use asset representing its right to use the underlying asset for the lease term. For finance leases, a lessee is required to (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments; (ii) recognize interest on the lease liability separately from amortization of the right-of-use asset; and (iii) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, a lessee is required to (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments; (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and (iii) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. ASU 2016-02 also requires qualitative and quantitative disclosures to enable users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is associated with changes in interest rates. The interest rates and cash interest payments were substantially fixed on approximately $148.2 million, or 77%, of our total borrowings of $193.1 million, as of December 31, 2015. Our 6.25% Notes have a fixed coupon rate. The $65.0 million First Lien Term Loan of our 2015 Senior Credit Facilities bears interest of LIBOR plus 4.5% with a LIBOR floor of 1.0% and the $25.0 million Second Lien Term Loan bears interest of LIBOR plus 8.5% with a LIBOR floor of 1.0% as of December 31, 2015.

We manage a portion of our exposure to fluxuations in LIBOR and the resulting impact on interest expense and cash interest payments on our 2015 Senior Credit Facilities through the utilization of a pay-fixed, receive-floating interest rate swap designated as a cash flow hedge. As of December 31, 2015, interest expense on $44.8 million, or 50%, of the amount outstanding under the 2015 Senior Senior Credit Facilities was hedged. A hypothetical 100 basis point increase in LIBOR over the floor of 1.0% during 2016 would result in an approximately $0.4 million increase in interest expense and cash interest payments associated with the unhedged portion of the 2015 Senior Credit Facilities.

Liquidity Risk

Our debt, specifically its term and maturity, could have a material adverse effect on our available liquidity. See the matters described in “Item 1A, Risk Factors – Risks Relating to Our Debt.”

Item 8. Financial Statements and Supplementary Data

Consolidated financial statements of Alaska Communications Systems Group, Inc. and Subsidiaries, and the financial statements of AWN (as required under Regulation S-X, Rule 3-09) are submitted as a separate section of this Form 10-K. See “Index to Consolidated Financial Statements”, which appears on page F-1 hereof. Financial statements of AWN as required under Regulation S-X, Rule 3-09 are provided as of December 31, 2014 and 2013, for the year ended December 31, 2014 and for the period from July 23, 2013 through December 31, 2013. The Company sold its equity interest in AWN effective February 2, 2015. Financial statements of AWN as of February 2, 2015 and for the period from January 1, 2015 through February 2, 2015 have not been provided because the results of AWN were not material to the Company’s consolidated financial results in 2015. Also, financial statements of AWN as of February 2, 2015, for the period January 1, 2015 through February 2, 2015 and for the full year 2015 are not available.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended.

Based on the evaluation and the material weaknesses in internal controls over financial reporting identified below, our Chief Executive Officer and our Principal Financial Officer believe that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

b.	Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Principal Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 Framework”).

A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the material weaknesses identified below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015.

The Company did not maintain an effective control environment. Specifically, our personnel responsible for internal controls over complex, non-routine transactions were not sufficiently knowledgeable about the design, operation and documentation of such controls.

As a consequence of an ineffective control environment, the Company did not have effective control activities over the following:

•	The Company did not effectively design, operate, and document controls over the accounting for income taxes. Specifically, (i) controls over the valuation of deferred tax assets did not adequately analyze possible risks of misstatement and did not address management’s expectations, criteria for investigation, and the level of precision used in the performance of the controls; (ii) controls were not adequate to ensure the accuracy and proper disclosure of deferred income taxes; and (iii) controls did not adequately validate the completeness and accuracy of internally prepared information and data used in the performance of these controls.

•	The Company did not adequately design and document (i) management review controls and other controls over the accounting and presentation of complex, non-routine transactions and (ii) controls that addressed the completeness and accuracy of key assumptions and other data used in the analysis of the transactions important to those management review controls. Examples of complex, non-routine transactions during 2015 include the sale of our wireless operations, our North Slope fiber optic network acquisition, our formation of a joint venture, and our refinancing transaction.

Certain of these control deficiencies resulted in material misstatements in the disclosure of deferred income taxes in the notes to the financial statements which were corrected prior to issuance of the Company’s consolidated financial statements. Other deficiencies resulted in no misstatements in the financial statements. However, these deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. Accordingly, we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2015.

Our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K has issued an adverse audit report on the Company’s internal control over financial reporting, which is included in “Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

c.	Changes in Internal Control over Financial Reporting.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we have evaluated any changes in our internal controls during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the fourth quarter of 2015, the Company completed the integration of its TekMate, LLC operations into its existing internal controls and implemented additional internal controls over financial reporting associated with TekMate, LLC.

Other than disclosed above, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

d.	Management’s Plans for Remediation of the Material Weakness.

With the oversight of senior management and our audit committee, the accounting and finance team has begun to further develop a plan to remediate the underlying causes of the material weaknesses. The remediation plan will involve (i) a review of our control environment to ensure controls are in place that ensure our personnel are sufficiently knowledgeable about the design, operation and documentation of internal controls over financial reporting related to complex, non-routine transactions, and (ii) enhancing the design of existing control activities and implementing additional control activities to ensure controls (including controls that validate the completeness and accuracy of information, data and assumptions) related to complex, non-routine transactions, including accounting for income taxes, are properly designed and documented.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated into this Form 10-K by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information on compensation of our directors and executive officers is incorporated into this Form 10-K by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2015, the number of securities remaining available for future issuance under equity compensation plans includes 3,389,341 shares under the Alaska Communications Systems Group, Inc. 2012 Incentive Award Plan and 832,767 shares under the Alaska Communications Systems Group, Inc. 2013 Employee Stock Purchase Plan.

Equity compensation plans	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders:
Restricted stock	2,460,645	$—	4,222,108

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to such contractual relationships is incorporated into this Form 10-K by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

Information on our audit committee’s pre-approval policy for audit services and information on our principal accounting fees and services is incorporated into this Form 10-K by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements: Our consolidated financial statements are submitted as a separate section of this Form 10-K. See “Index to Consolidated Financial Statements” which appears on page F-1.

(2)	Financial Statement Schedules: Financial statement schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	The financial statements of AWN are filed as part of this report and are listed in the Index to Consolidated Financial Statements.

(4)	Exhibits: The exhibits to this report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are exhibits of the Registrant and are incorporated herein by reference as exhibits thereto.

Exhibit No.	Exhibit	Where Located

2.1**	Stock Purchase Agreement, dated April 1, 2008, by and among the Registrant, Crest Communications Corporations Group, Inc., and the selling stockholders specified therein.	Exhibit 2.1 to Form 8-K (filed August 7, 2008)

2.2	Asset Purchase and Contribution Agreement, dated as of June 4, 2012, among Alaska Communications Systems Group, Inc., General Communication, Inc., ACS Wireless, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless Network, LLC, with Form of First Amended and Restated Operating Agreement of The Alaska Wireless Network, LLC among The Alaska Wireless Network, LLC, GCI Wireless Holdings, LLC, ACS Wireless, Inc., Alaska Communications Systems Group, Inc. and General Communication, Inc. attached thereto as Exhibit A (portions of this Exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	Exhibit 2.1 to Form 8-K (filed August 6, 2012)

2.3	Amendment, dated as October 1, 2012, to Asset Purchase and Contribution Agreement, dated as of June 4, 2012, among Alaska Communications Systems Group, Inc., General Communication, Inc., ACS Wireless, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless Network, LLC.	Exhibit 2.1 to Form 8-K (filed October 2, 2012)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Exhibit to Form S-1/A File No. 333- 888753 (filed November 17,1999)

3.2	Amended and Restated Bylaws of the Registrant.	Exhibit 3.1 to Form 8-K (filed January 7, 2016)

4.1	Specimen of Common Stock Certificate.	Exhibit to Form S-1/A File No. 333- 888753 (filed November 17, 1999)

4.2	Indenture, dated April 8, 2008, by and among the Registrant, the guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee, with respect to the Registrant’s 5.75% Convertible Notes due 2013.	Exhibit 4.1 to Form 8-K (filed April 14, 2008)

4.3	Indenture, dated as of May 10, 2011, by and among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, with respect to 6.25% Convertible Notes due 2018.	Exhibit 4.1 to Form 8-K (filed May 11, 2011)

10.1	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit to Form S-1/A File No. 333- 888753 (filed November 17, 1999)

10.2	Form of Restricted Stock Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan.	Exhibit 10.1 to Form 10-Q (filed August 3, 2007)

10.3	Form of Performance Share Unit Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan.	Exhibit 99.1 to Form 8-K/A (filed June 12, 2008)

10.4	Amendment to Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit 10.5 to Form 10-K (filed March 9, 2010)

10.5	Alaska Communications Systems Group, Inc. 1999 Non- Employee Director Compensation Plan.	Exhibit to Form S-1/A File No. 333- 888753 (filed November 17, 1999)

10.6	Amendment to Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit 10.7 to Form 10-K (filed March 9, 2010)

10.7	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit to Form S-1/A File No. 333- 888753 (filed November 17, 1999)

10.8	Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan (Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 25, 2012).	Exhibit 10.1 to Form S-8 File No.333- 181660 (filed May 24, 2012)

10.9	Amendment to Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit 10.9 to Form 10-K (filed March 9, 2010)

10.10	Amendment ratified on October 4, 2012, to Collective Bargaining Agreement, effective February 28, 2010, between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union No. 1547.	Exhibit 10.1 to Form 8-K (filed October 10, 2012)

10.11	Collective Bargaining Agreement, effective February 28, 2010, between Alaska Communications Systems, Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union No. 1547.	Exhibit 10.2 to Form 8-K (filed October 10, 2012)

10.12	Purchase Agreement, dated April 2, 2008, by and among Alaska Communications Systems Group, Inc., the guarantors listed therein and the Initial Purchasers, regarding the Registrant’s 5.75% Convertible Notes due 2013.	Exhibit 10.1 to Form 8-K (filed April 14, 2008)

10.13	Confirmations of Convertible Bond Hedges by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.2 to Form 8-K (filed April 14, 2008)

10.14	Confirmations of Warrant Transactions by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.3 to Form 8-K (filed April 14, 2008)

10.15	Credit Agreement, dated as of October 21, 2010, by and among Alaska Communications Systems Holdings, Inc., as Borrower, Alaska Communications Systems Group, Inc, as Parent, several banks and other financial institutions or entities, as lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Exhibit 10.1 to Form 8-K (filed February 26, 2010)

10.16	First Amendment to Credit Agreement, dated as of November 1, 2012, by and among Alaska Communications Systems Holdings, Inc., as Borrower, Alaska Communications Systems Group, Inc., as Parent, the lenders, and JPMorgan Chase Bank, N.A. as Administrative Agent.	Exhibit 10.4 to Form 10-Q (filed November 5, 2012)

10.17	Employment Agreement between Alaska Communications Systems Group, Inc., and Wayne Graham entered into on February 21, 2011.	Exhibit 10.2 to Form 8-K (filed March 5, 2011)

10.18	Purchase Agreement, dated May 4, 2011, by and among the Company, the Guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers name therein.	Exhibit 10.1 to Form 8-K (filed May 11, 2011)

10.19	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan Restricted Stock Unit Agreement.	Exhibit 10.1 to Form 8-K (filed July 8, 2011)

10.20	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan Performance Stock Unit Agreement.	Exhibit 10.2 to Form 8-K (filed July 8, 2011)

10.21	Alaska Communications Systems Group, Inc. Post- Employment Stock Incentive Award Vesting Policy.	Exhibit 10.3 to Form 8-K (filed July 8, 2011)

10.22	Employment Arrangement between the Company and Leonard Steinberg.	Exhibit 10.1 to Form 8-K (filed January 26, 2012)

10.23	Employment Agreement between the Company and Michael Todd.	Exhibit 10.37 to Form 10-K/A (filed September 14, 2012)

10.24	Employment Agreement, dated as of October 13, 2011, between Alaska Communications Systems Group, Inc. and James R. Johnsen.	Exhibit 10.5 to Form 10-Q (filed November 5, 2012)

10.25	Employment Agreement, dated as of September 24, 2012, between Alaska Communications Systems Group, Inc. and David C. Eisenberg.	Exhibit 10.6 to Form 10-Q (filed November 5, 2012)

10.26	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to David Eisenberg dated February 12, 2013.	Exhibit 10.28 to Form 10-K (filed March 1, 2013)

10.27	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to Wayne Graham dated February 12, 2013.	Exhibit 10.29 to Form 10-K (filed March 1, 2013)

10.28	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to James Johnsen dated February 12, 2013.	Exhibit 10.30 to Form 10-K (filed March 1, 2013)

10.29	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to Leonard Steinberg dated February 12, 2013.	Exhibit 10.31 to Form 10-K (filed March 1, 2013)

10.30	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to Michael Todd dated February 12, 2013.	Exhibit 10.32 to Form 10-K (filed March 1, 2013)

10.31	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan.	Exhibit to Form S-8 File No. 333-199923 (Filed Nov 6, 2014)

10.32	Second Amendment to Credit Agreement, by and among Alaska Communications Systems Holdings, Inc., as Borrower, Alaska Communications Systems Group, Inc., as Parent, the lenders, and JPMorgan Chase Bank, N.A. as Administrative Agent.	Exhibit 10.1 to Form 8-K (filed March 5, 2015)

10.33	Purchase and Sale Agreement, dated December 4, 2014, by and between Alaska Communications, GCI, ACS Wireless, GCI Wireless, and AWN.	Exhibit 10.2 to Form 8-K (filed March 5, 2015)

10.34	Employment Agreement between Alaska Communications Systems Group, Inc. and Anand Vadapalli entered into on August 5, 2015	Exhibit 10.1 to Form 8-K (filed August 7, 2015)

10.35	Employment arrangement between Alaska Communications Systems Group, Inc. and Laurie Butcher	Exhibit 10.1 to Form 8-K (filed November 5, 2015)

10.36	The Alaska Communications Systems Group, Inc. 2015 Officer Severance Policy.	Exhibit 10.2 to Form 8-K (filed November 5, 2015)

10.37	Credit Agreement, dated as of September 14, 2015, by and among Alaska Communications Systems Holdings, Inc. as the Borrower, and CoBank, ACB, as Administrative Agent, and ING Capital LLC, as Syndication Agent, the lenders.	Exhibit 10.1 to Form 8-K (filed November 5, 2015)

10.38	Second Lien Credit Agreement, dated as of September 14, 2015, by and among Alaska Communications Systems Holdings, Inc. as the Borrower, and Crystal Financial LLC, as Administrative Agent and the lender.	Exhibit 10.2 to Form 8-K (filed November 5, 2015)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of KPMG LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.	Filed herewith

23.2	Consent of Grant Thornton LLP relating to the audited financial statements of Alaska Wireless Network, LLC	Filed herewith

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

**	Confidential treatment of certain portions of this exhibit has been granted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2016	Alaska Communications Systems Group, Inc.

	By:	/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anand Vadapalli Anand Vadapalli	President and Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2016

/s/ Laurie Butcher Laurie Butcher	Senior Vice President of Finance (Principal Financial and Accounting Officer)	March 28, 2016

/s/ Edward J. Hayes, Jr. Edward J. Hayes, Jr.	Chairman of the Board of Directors	March 28, 2016

/s/ Margaret L. Brown Margaret L. Brown	Director	March 28, 2016

/s/ David W. Karp David W. Karp	Director	March 28, 2016

/s/ Peter D. Ley Peter D. Ley	Director	March 28, 2016

/s/ Brian A. Ross Brian A. Ross	Director	March 28, 2016

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alaska Communications Systems Group, Inc.:

We have audited the accompanying consolidated balance sheets of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Alaska Communications Systems Group, Inc. has changed its method of accounting for the presentation of debt issuance costs due to the adoption of ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and has changed its method of accounting for the presentation of deferred tax liabilities and deferred tax assets due to the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alaska Communications Systems Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”, and our report dated March 28, 2016 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Anchorage, Alaska

March 28, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alaska Communications Systems Group, Inc.:

We have audited Alaska Communications Systems Group, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alaska Communications Systems Group, Inc.‘s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to an ineffective control environment, specifically personnel with inadequate knowledge of the design, operation and documentation of internal controls over complex, non-routine transactions; and ineffective management review and other controls over the accounting for complex, non-routine transactions, including accounting for income taxes, have been identified and included in management’s assessment in Item 9A.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alaska Communications Systems Group, Inc., and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ending December 31, 2015. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 28, 2016, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Alaska Communications Systems Group, Inc. has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Anchorage, Alaska

March 28, 2016

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Balance Sheets

December 31, 2015 and 2014

(In Thousands, Except Per Share Amounts)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$36,001	$31,709
Restricted cash	1,824	467
Accounts receivable, non-affiliates, net	25,225	30,900
Materials and supplies	4,674	4,321
Prepayments and other current assets	8,068	6,575
Current assets held-for-sale	—	9,565

Total current assets	75,792	83,537

Property, plant and equipment	1,337,098	1,333,134
Less: accumulated depreciation and amortization	(967,776)	(976,401)

Property, plant and equipment, net	369,322	356,733

Deferred income taxes	16,660	22,978
Equity method investments	—	252,067
Non-current assets held-for-sale	—	14,664
Other assets	1,827	301

Total assets	$463,601	$730,280

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$3,671	$15,521
Accounts payable, accrued and other current liabilities, non-affiliates	51,275	54,373
Accounts payable, accrued and other current liabilities, affiliates, net	—	4,853
Advance billings and customer deposits	4,513	4,490
Current liabilities held-for-sale	—	18,728

Total current liabilities	59,459	97,965

Long-term obligations, net of current portion	185,018	413,978
Other long-term liabilities	65,265	24,370
Non-current liabilities held-for-sale	—	2,107
Deferred AWN capacity revenue, net of current portion	—	56,734

Total liabilities	309,742	595,154

Commitments and contingencies
Alaska Communications stockholders’ equity:
Common stock, $0.01 par value; 145,000 authorized; 50,530 and 49,660 issued and outstanding at December 31, 2015 and 2014, respectively	505	497
Additional paid in capital	156,971	154,368
Accumulated deficit	(1,634)	(14,588)
Accumulated other comprehensive loss	(3,086)	(5,151)

Total Alaska Communications stockholders’ equity	152,756	135,126
Noncontrolling interest	1,103	—

Total stockholders’ equity	153,859	135,126

Total liabilities and stockholders’ equity	$463,601	$730,280

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

	2015	2014	2013
Operating revenues:
Operating revenues, non-affiliates	$232,242	$307,917	$345,611
Operating revenues, affiliates	575	6,946	3,313

Total operating revenues	232,817	314,863	348,924

Operating expenses:
Cost of services and sales, non-affiliates	107,162	123,854	138,124
Cost of services and sales, affiliates	4,961	57,116	25,158
Selling, general and administrative	88,389	101,398	111,034
Depreciation and amortization	33,867	32,583	42,191
(Gain) loss on disposal of assets, net	(46,252)	126	(207,755)
Loss on impairment of goodwill	—	5,986	—
Loss on impairment of equity investment	—	—	1,267
Earnings from equity method investments	(3,056)	(35,960)	(18,056)

Total operating expenses	185,071	285,103	91,963

Operating income	47,746	29,760	256,961

Other income and (expense):
Interest expense	(19,841)	(34,410)	(40,497)
Loss on extinguishment of debt	(4,878)	—	(1,663)
Interest income	58	83	53
Other	—	—	(13)

Total other income and (expense)	(24,661)	(34,327)	(42,120)

Income (loss) before income tax (expense) benefit	23,085	(4,567)	214,841

Income tax (expense) benefit	(10,200)	1,787	(56,370)

Net income (loss)	12,885	(2,780)	158,471

Less net loss attributable to noncontrolling interest	(69)	—	—

Net income (loss) attributable to Alaska Communications	12,954	(2,780)	158,471

Other comprehensive income (loss):
Minimum pension liability adjustment	(7)	(2,829)	1,412
Income tax effect	3	1,162	(580)
Amortization of defined benefit plan loss	936	451	717
Income tax effect	(382)	(185)	(296)
Interest rate swap marked to fair value	600	1,543	1,728
Income tax effect	(245)	(634)	(709)
Reclassification of loss on ineffective hedge	1,970	1,613	2,307
Income tax effect	(810)	(663)	(949)

Total other comprehensive income	2,065	458	3,630

Total comprehensive income (loss) attributable to Alaska Communications	15,019	(2,322)	162,101

Net loss attributable to noncontrolling interest	(69)	—	—
Total other comprehensive income attributable to noncontrolling interest	—	—	—

Total comprehensive loss attributable to noncontrolling interest	(69)	—	—

Total comprehensive income (loss)	$14,950	$(2,322)	$162,101

Net income (loss) per share attributable to Alaska Communications:
Basic	$0.26	$(0.06)	$3.37

Diluted	$0.25	$(0.06)	$2.78

Weighted average shares outstanding:
Basic	50,247	49,334	47,092

Diluted	51,368	49,334	59,107

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

	Alaska Communications Stockholders’ Equity
	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Stockholders’ Equity (Deficit)

Balance at December 31, 2012	45,765	$458	$144,377	$(170,279)	$(9,239)	$—	$(34,683)

Total comprehensive income	—	—	—	158,471	3,630	—	162,101

Stock compensation	—	—	2,860	—	—	—	2,860

Tax benefit of convertible note call options	—	—	16	—	—	—	16

Surrender of shares to cover minimum withholding taxes on stock-based compensation	—	—	(638)	—	—	—	(638)

Issuance of common stock, pursuant to stock plans, $.01 par	2,915	29	5,578	—	—	—	5,607

Balance at December 31, 2013	48,680	487	152,193	(11,808)	(5,609)	—	135,263

Total comprehensive (loss) income	—	—	—	(2,780)	458	—	(2,322)

Stock compensation	—	—	2,511	—	—	—	2,511

Surrender of shares to cover minimum withholding taxes on stock-based compensation	—	—	(593)	—	—	—	(593)

Issuance of common stock, pursuant to stock plans, $.01 par	980	10	257	—	—	—	267

Balance at December 31, 2014	49,660	497	154,368	(14,588)	(5,151)	—	135,126

Total comprehensive income (loss)	—	—	—	12,954	2,065	(69)	14,950

Stock compensation	—	—	2,008	—	—	—	2,008

Excess tax benefit from share-based payments	—	—	733	—	—	—	733

Surrender of shares to cover minimum withholding taxes on stock-based compensation	—	—	(408)	—	—	—	(408)

Issuance of common stock, pursuant to stock plans, $.01 par	870	8	270	—	—	—	278

Contributions from noncontrolling interest	—	—	—	—	—	1,172	1,172

Balance at December 31, 2015	50,530	$505	$156,971	$(1,634)	$(3,086)	$1,103	$153,859

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

	2015	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$12,885	$(2,780)	$158,471
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,867	32,583	42,191
Gain on wireless sale	(48,232)	—	—
Gain on sale/contribution of assets to AWN	—	—	(210,873)
Loss on the disposal of assets	1,980	126	3,118
Loss on impairment of goodwill	—	5,986	—
Loss on impairment of equity investment	—	—	1,267
Gain on ineffective hedge adjustment	(737)	(273)	(785)
Amortization of debt issuance costs and debt discount	4,114	5,104	5,293
Amortization of ineffective hedge	1,970	1,613	2,307
Loss on extinguishment of debt	4,878	—	1,663
Amortization of deferred capacity revenue	(2,859)	(3,795)	(1,512)
Stock-based compensation	2,008	2,511	2,860
Deferred income tax expense (benefit)	4,883	(2,047)	56,370
Provision for uncollectible accounts	1,258	3,329	1,847
Cash distribution from equity method investments	3,056	35,960	17,844
Earnings from equity method investments	(3,056)	(35,960)	(18,056)
Other non-cash expense, net	934	431	283
Changes in operating assets and liabilities	(4,368)	8,381	5,419

Net cash provided by operating activities	12,581	51,169	67,707

Cash Flows from Investing Activities:
Capital expenditures	(50,914)	(46,423)	(47,738)
Capitalized interest	(1,558)	(2,810)	(1,926)
Change in unsettled capital expenditures	3,995	(2,003)	1,492
Cash received in the acquisition of a business	—	68	—
Proceeds on wireless sale	285,160	—	—
Proceeds on sale of assets	3,140	136	4,747
Proceeds on sale/contribution of assets to AWN	—	—	100,000
Return of capital from equity investment	1,875	14,073	—
Change in unsettled acquisition costs	—	—	(3,345)
Net change in short-term investments	—	—	2,037
Net change in restricted cash	(1,357)	—	3,408

Net cash provided (used) by investing activities	240,341	(36,959)	58,675

Cash Flows from Financing Activities:
Repayments of long-term debt	(333,961)	(24,419)	(99,565)
Proceeds from the issuance of long-term debt	90,061	—	—
Debt issuance costs	(4,901)	—	(206)
Cash paid for debt extinguishment	(391)	—	—
Cash paid in acquisition of business	(291)	(795)	—
Cash proceeds from noncontrolling interest	250	—	—
Payment of withholding taxes on stock-based compensation	(408)	(593)	(638)
Excess tax benefit from share-based payments	733	—	—
Proceeds from the issuance of common stock	278	267	227

Net cash used by financing activities	(248,630)	(25,540)	(100,182)

Change in cash and cash equivalents	4,292	(11,330)	26,200
Cash and cash equivalents, beginning of period	31,709	43,039	16,839

Cash and cash equivalents, end of period	$36,001	$31,709	$43,039

Supplemental Cash Flow Data:
Interest paid	$16,101	$31,562	$35,187
Cash paid on extinguishment of hedging instrument	$—	$—	$4,073
Income taxes paid, net	$4,936	$260	$6

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Alaska Communications Systems Group, Inc. (“we”, “our”, “us”, the “Company”, or “Alaska Communications”), a Delaware corporation, through its operating subsidiaries, provides integrated communication services to business, wholesale and consumer customers in the state of Alaska and beyond using its statewide and interstate telecommunications network.

The accompanying consolidated financial statements are as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013. They represent the consolidated financial position, results of operations and cash flows of Alaska Communications and the following wholly-owned subsidiaries:

•	Alaska Communications Systems Holdings, Inc. (“ACS Holdings”)

•	ACS of Alaska, LLC (“ACSAK”)

•	ACS of the Northland, LLC (“ACSN”)

•	ACS of Fairbanks, LLC (“ACSF”)

•	ACS of Anchorage, LLC (“ACSA”)

•	ACS Wireless, Inc. (“ACSW”)

•	ACS Long Distance, LLC (“ACSLD”)

•	ACS Internet, LLC (“ACSI”)

•	ACS Messaging, Inc. (“ACSM”)

•	ACS Cable Systems, LLC (“ACSC”)
•	Crest Communications Corporation (“Crest”)

•	WCI Cable, Inc.

•	WCIC Hillsboro, LLC

•	Alaska Northstar Communications, LLC

•	WCI Lightpoint, LLC

•	Worldnet Communications, Inc.

•	Alaska Fiber Star, LLC

•	TekMate, LLC (“TekMate”)

In addition to the wholly-owned subsidiaries, the Company has a fifty percent interest in ACS-Quintillion JV, LLC, a joint venture formed by its wholly-owned subsidiary ACS Cable Systems, LLC and Quintillion Holdings, LLC (“QHL”) in connection with the North Slope fiber optic network transactions. See Note 3 “Joint Venture” for additional information. The Company previously owned a one-third interest in the Alaska Wireless Network, LLC (“AWN”) which is represented in the Company’s consolidated financial statements as an equity method investment through February 1, 2015. On February 2, 2015, the Company sold this one-third interest in connection with the sale of its wireless operations. See Note 2 “Sale of Wireless Operations” for additional information. On August 31, 2010, the Company acquired a 49% interest in TekMate, a leading managed information technology services firm in Alaska. On January 31, 2014, the Company purchased the remaining 51% interest in TekMate. Prior to that date, TekMate was represented in the Company’s consolidated financial statements as an equity method investment. Subsequent to that date, TekMate has been recorded as a wholly-owned subsidiary.

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

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, assets held-for-sale, and long-lived assets, the value of derivative instruments, deferred capacity revenue, legal contingencies, stock-based compensation and income taxes. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes is reasonable under the circumstances. Assumptions are adjusted as facts and circumstances dictate. More volatile capital markets, uncertainty on interest rates, and declines in crude oil pricing have combined to increase the uncertainty in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ significantly from those estimates. Changes in those estimates will be reflected in the financial statements of future periods.

Cash and Cash Equivalents

For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company generally considers all highly liquid investments with a maturity at acquisition of three months or less to be cash equivalents.

Restricted Cash

Restricted cash as of December 31, 2015 consists of $1,824 held in certificates of deposits as required under the terms of certain contracts to which the Company is a party. When the restrictions are lifted, the Company will transfer these funds into its operating accounts.

Trade Accounts Receivable and Bad Debt Reserves

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company does not have any off-balance sheet credit exposure related to its customers. The Company evaluates its bad debt as a single portfolio since most of its subsidiaries primarily operate within Alaska and are subject to the same economic and risk conditions across industry segments and geographic locations. Bad debt reserves against uncollectible receivables are established and incurred during the period. These estimates are derived through an analysis of account aging profiles and a review of historical recovery experience. Receivables are charged off against the allowance when management confirms it is probable amounts will not be collected. Subsequent recoveries, if any, are credited to the allowance. The Company records bad debt expense as a component of “Selling, general and administrative expense” in the Consolidated Statements of Comprehensive Income (Loss).

Materials and Supplies

Materials and supplies are carried in inventory at the lower of moving average cost or market. Cash flows related to the sale of inventory are included in operating activities in the Company’s Consolidated Statements of Cash Flows.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Assets and Liabilities Held-for-Sale

Assets and liabilities held-for-sale represented the assets and liabilities that were sold in connection with the Company’s sale of its wireless operations. At December 31, 2014, these assets and liabilities were recorded at the lower of carrying value or net realizable value which approximated the consideration expected to be received from the sale of those assets and liabilities. Impairment, if applicable, on property, plant and equipment classified as held-for-sale was recorded to reduce the carrying value to its fair value less cost to sell. Depreciation expense on the property, plant and equipment and capital leases identified as held-for-sale was discontinued on December 4, 2014, with the exception of certain buildings accounted for as capital leases which were in use beyond that date.

Exit Obligations

In connection with the decision to sell its wireless operations, the Company incurred certain costs associated with the wind-down of its retail wireless operations that met the criteria for reporting as exit obligations. These costs were incurred in the fourth quarter of 2014 through 2015. The accounting policies for these costs were as follows:

•	Employee termination costs associated with reductions in retail stores, contact center, and other support organizations, and termination costs associated with synergies and future cost reductions resulting from the Company becoming a more focused broadband and managed IT services company were accrued equal to the payout amount, undiscounted due to the short duration, and amortized over the remaining required service period. These termination benefits included costs accounted for under both Accounting Standards Codification (“ASC”) 420, “Exit or Disposal Costs Obligations (“ASC 420”) and ASC 712, “Compensation – Nonretirement Postemployment Benefits” (“ASC 712”).

•	Contract termination costs were accrued for retail store leases and a software contract where we incurred a charge to terminate the contract prior to their stated maturity. These costs were measured equal to the actual cost to terminate the contract and were recognized at the date the contract was terminated.

•	For retail store leases that were vacated, the costs were measured equal to the fair value of the remaining lease payments and recognized when the Company had ceased to use the property.

•	Costs associated with marking wireless handset and accessory inventory held for sale to fair value were expensed in the fourth quarter of 2014 and are included in “Cost of service and sales, non-affiliate” in the Company’s Consolidated Statement of Comprehensive Income (Loss).

•	Other associated costs that met the criteria of an exit activity were accrued when incurred.

Property, Plant and Equipment

Telephone property, plant and equipment are stated at historical cost of construction including certain capitalized overhead and interest charges. Renewals and betterments of telephone plant are capitalized, while repairs and renewals of minor items are charged to cost of services and sales as incurred. The Company uses a group composite depreciation method in accordance with industry practice. Under this method, telephone plant, with the exception of land and capital leases, retired in the ordinary course of business, less salvage, is charged to accumulated depreciation with no gain or loss recognized. Non-telephone plant is stated at historical cost including certain capitalized overhead and interest charges, and when sold or retired, a gain or loss is recognized. Depreciation of property is provided on the straight-line method over estimated service lives ranging from 3 to 50 years.

The Company is the lessee of equipment and buildings under capital leases expiring in various years through 2034. The assets and liabilities under capital leases are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the assets at the inception of the lease. The assets are amortized over the shorter of their related lease terms or the estimated productive lives. Amortization of assets under capital leases is included in depreciation and amortization expense.

The Company is also the lessee of various land, building and personal property under operating lease agreements for which expense is recognized on a monthly basis. Increases in rental rates are recorded as incurred which approximates the straight-line method.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company capitalizes interest charges associated with construction in progress based on a weighted average interest cost calculated on the Company’s outstanding debt.

Asset Retirement Obligations

The Company records liabilities for obligations related to the retirement and removal of long-lived assets, consisting primarily of batteries. The Company records, as liabilities, the estimated fair value of asset retirement obligations on a discounted cash flow basis when incurred, which is typically at the time the asset is installed or acquired. The obligations are conditional on the occurrence of future events. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. Amounts recorded for the related assets are increased by the amount of these obligations. Over time, the liabilities increase due to the change in their present value, the potential changes in assumptions or inputs, and the initial capitalized assets decline as they are depreciated over the useful life of the related assets. The liabilities are eventually extinguished when the asset is taken out of service.

Indefeasible Rights of Use

Indefeasible rights of use (“IRU”) consist of agreements between the Company and a third party whereby one party grants access to a portion of its fiber network to the other party, or receives access to a portion of the fiber network of the other party. The access may consist of individually specified fibers or a specified number of fibers on the network. Certain of the Company’s IRU agreements consist of like kind exchanges for which the value of the access given up is determined to be equal to the value received. Cash may or may not be exchanged depending on the terms of the agreement. For IRU agreements in which an equal amount of cash is received and paid and the transaction is determined to not have commercial substance, revenue and expense is not recognized in connection with the cash exchanged. For IRU agreements that are not like kind exchanges and for which the Company receives or pays cash, revenue and expense are recognized over the term of the agreement.

Non-operating Assets

The Company periodically evaluates the fair value of its non-current investments and other non-operating assets against their carrying value whenever market conditions indicate a change in that fair value. Any changes relating to declines in the fair value of non-operating assets are charged to non-operating expense under the caption “Other” in the Consolidated Statements of Comprehensive Income (Loss).

Variable Interest Entities

The Company’s ownership interest in ACS-Quintillion JV, LLC is a variable interest entity as defined in ASC 810, “Consolidation.” The Company consolidated the financial results of this entity based on its determination that, for accounting purposes, it holds a controlling financial interest in, and is the primary beneficiary of, the entity. The Company has accounted for and reported the interest of this entity’s other owner as a noncontrolling interest. Note 3 “Joint Venture” for additional information.

Equity Method of Accounting

Investments in entities where the Company is able to exercise significant influence, but not control, are accounted for by the equity method. Under this method, our equity investments are carried at acquisition cost, increased by the Company’s proportionate share of the investee’s comprehensive income, and decreased by the investee’s comprehensive losses up to our proportional ownership interest and cash distributions. The Company evaluates its investments in equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. At December 31, 2015, the Company had no equity method investments.

Deferred Capacity Revenue

Deferred capacity liabilities are established for usage rights on the Company’s network provided to third parties. These liabilities are established at fair value and amortized to revenue on a straight line basis over the contractual life of the relevant contract. These liabilities included certain network usage rights necessary for AWN to operate the Alaska network that were eliminated in connection with the Company’s sale of its wireless operations. A new deferred capacity revenue liability for future services to be provided to GCI was established and will be amortized over the contract life of up to 30 years.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate potential impairment. The Company may first assess qualitative factors to determine whether it is more-likely-than-not that the carrying value of its single reporting unit exceeds its fair value. If this assessment indicates that it is more-likely-than-not that the carrying value of the reporting unit exceeds its fair value, a two-step quantitative assessment will be completed. The first step consists of comparing the carrying value of the reporting unit with its estimated fair value. The Company determines the estimated fair value of its reporting unit utilizing a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates and the estimated cost of capital for purposes of determining a discount factor. If the carrying value of the reporting unit exceeds its estimated fair value, the Company will determine the implied fair value of its goodwill and an impairment loss will be recognized to the extent the carrying value of goodwill exceeds the implied fair value. The carrying value of the Company’s goodwill, net of accumulated impairment, was zero at December 31, 2015.

Long-lived Asset Impairment

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company will compare undiscounted cash flows expected to be generated by that asset to its carrying amount. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals. Impairment is displayed in the caption “Operating expenses” in the Company’s Consolidated Statements of Comprehensive Income (Loss).

Debt Issuance Costs and Discounts

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the term of the related instruments. Debt discounts are accreted to interest expense using the effective interest method. Debt issuance costs and debt discounts are presented as a direct deduction from the carrying amount of debt on the Company’s Consolidated Balance Sheet.

Preferred Stock

The Company has 5,000 shares of $0.01 par value preferred stock authorized, none of which were issued or outstanding at December 31, 2015 and 2014.

Revenue Recognition

Substantially all recurring non-usage sensitive service revenues are billed one month in advance and are deferred until earned. Non-recurring and usage sensitive revenues are billed in arrears and are recognized when earned. Revenue is recognized on the sale of equipment when the equipment is installed. Certain of the Company’s bundled products and services have been determined to be revenue arrangements with multiple deliverables. Total consideration received in these arrangements is allocated and measured using units of accounting within the arrangement based on relative fair values. Prior to February 2, 2015, wireless offerings included wireless devices and service contracts sold together in the Company’s stores and agent locations. The revenue for the device and accessories associated with these direct and indirect sales channels were recognized at the time the related wireless device was sold and was classified as equipment sales. Monthly service revenue from the majority of the Company’s customer base is recognized as services are rendered. Revenue earned from the Company’s wireless Lifeline customer base was less certain and was therefore recognized on the cash basis as payments were received.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

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

The Company also depends on a limited number of suppliers and vendors for equipment and services for its network. The Company’s subscriber base and operating results could be adversely affected if these suppliers experience financial or credit difficulties, service interruptions, or other problems.

As of December 31, 2015, approximately 56% of the Company’s employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). The Master Collective Bargaining Agreement (“CBA”) between the Company and the IBEW expires on December 31, 2016. The CBA provides the terms and conditions of employment for all IBEW represented employees working for the Company in the state of Alaska and has significant economic impacts on the Company as it relates to wage and benefit costs and work rules that affect our ability to provide superior service to our customers. The Company considered relations with the IBEW to be stable in 2015; however any deterioration in the relationship with the IBEW would have a negative impact on the Company’s operations.

The Company provides voice, broadband and managed IT services to its customers throughout Alaska. Accordingly, the Company’s financial performance is directly influenced by the competitive environment in Alaska, and by economic factors specifically in Alaska. The most significant economic factor is the level of Alaskan oil production and the per barrel price of relevant crude oil. A significant majority of the state’s unrestricted revenue comes from taxes assessed upon the production of this resource, and the price of crude oil impacts the level of investment by resource development companies. The recent drop in crude oil prices is resulting in the State of Alaska reducing its spending, which is expected to have a dampening impact on the overall state economy. Other important factors influencing the Alaskan economy include the level of tourism, government spending, and the movement of United States military personnel. Any deterioration in these factors, particularly over a sustained period of time, would likely have a negative impact on the Company’s performance.

As an entity that relies on the Federal Communications Commission (“FCC”) and state regulatory agencies to provide stable funding sources to provide services in high cost areas, the Company is also impacted by any changes in regulations or future funding mechanisms that are being established by these regulatory agencies. In 2015, 9.0% of the Company’s total service and other revenues were derived from high cost support. Funding mechanisms for high cost loop support are undergoing substantial changes with the FCC that will impact our level of funding as well as future obligations we must meet as a condition to that funding.

Additionally, the Company considers the vulnerabilities of its network and IT systems to various cyber threats. While the Company has implemented several mitigating policies, technological safeguards and some insurance coverage, it is not possible to prevent every possible threat to its network and IT systems from deliberate cyber related attacks.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense totaled $4,065, $4,741 and $5,918 in 2015, 2014 and 2013, respectively and is included in “Selling, general and administrative expense” in the Company’s Consolidated Statements of Comprehensive Income (Loss).

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

Years Ended December 31, 2015, 2014 and 2013

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

Dividend Policy

The Company’s dividend policy is set by the Company’s Board of Directors and is subject to the terms of its 2015 Senior Credit Facilities and the continued current and future performance and liquidity needs of the Company. Dividends on the Company’s common stock are not cumulative to the extent they are declared. The Board has not authorized the payment of a dividend since 2012, and has not updated its dividend policy.

Share-based Payments

Restricted Stock

The Company determines the fair value of restricted stock based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant, discounted for estimated dividend payments that do not accrue to the employee during the vesting period. Compensation expense is recognized over the vesting period and adjustments are charged or credited to expense.

Performance Share Units (“PSUs”)

The Company measures the fair value of each new PSU at the grant date. Adjustments each reporting period are based on changes to the expected achievement of the performance goals or if the PSUs otherwise vest, expire, or are determined by the Compensation Committee of the Company’s Board of Directors to be unlikely to vest prior to expiration. Adjustments are charged or credited to expense. Compensation expense is recorded over the expected performance period.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee Stock Purchase Plan (“ESPP”)

The Company makes payroll deductions of from 1% to 15% of compensation from employees who elect to participate in the ESPP. A liability accretes during the 6-month offering period and at the end of the offering period (June 30 and December 31), the Company issues the shares from the 2012 Employee Stock Purchase Plan (“2012 ESPP”). Compensation expense is recorded based upon the estimated number of shares to be purchased multiplied by the discount rate per share.

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

Defined Benefit Plan

The ACS Retirement Plan, which is the Company’s sole single-employer defined benefit plan and covers a limited number of employees previously employed by a predecessor to one of our subsidiaries, is frozen. The Company recognizes the under-funded status of this plan as a liability on its balance sheet and recognizes changes in that funded status in the year in which the changes occur. The ACS Retirement Plan’s accumulated benefit obligation is the actuarial present value, as of the Company’s December 31 measurement date, of all benefits attributed by the pension benefit formula. The amount of benefit to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees or survivors and average years of service rendered. It is measured based on assumptions concerning future interest rates and future employee compensation levels. Unrecognized prior service credits and costs and net actuarial gains and losses are recognized as a component of other comprehensive income (loss), net of tax.

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

2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. ASU 2015-03 is to be applied on a retrospective basis. Accordingly, the Company reclassified debt issuance costs of $4,469 at December 31, 2014 from “Assets” to “Long-term obligations, net of current portion” to conform to the current presentation. The provisions of ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and the Company elected early adoption as permitted by the update. See Note 11 “Long-Term Obligations” for the disclosures required by ASU 2015-03.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In the fourth quarter of 2015, the Company adopted the provisions of ASU No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The amendments in ASU 2015-17 are intended to reduce complexity in accounting standards and eliminate the current requirement for entities to present deferred tax liabilities and assets as current and non-current on the classified balance sheet. ASU 2015-17 requires that all deferred tax assets and liabilities be classified as non-current. The provisions of ASU 2015-17 are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company elected early adoption as permitted by the update. See Note 16 “Income Taxes” for additional disclosures required by ASU 2015-17.

Accounting Pronouncements Issued Not Yet Adopted

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-02, “Consolidation (Topic 810), Amendments to the Consolidation Analysis” (“ASU 2015-02”). This update amends the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities; (ii) eliminates the presumption that a general partner should consolidate a limited partnership; (iii) affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships; and (iv) provides a scope exception from the consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The provisions of ASU 2015-02 are effective for quarterly and annual reporting periods beginning after December 15, 2015. The Company does not currently expect that adoption of ASU 2015-02 will have a material effect on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 require that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 from annual periods beginning after December 15, 2016 to annual periods beginning after December 15, 2017. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The primary change in GAAP addressed by ASU 2016-02 is the requirement for a lessee to recognize on the balance sheet a liability to make lease payments (“lease liability”) and a right-of-use asset representing its right to use the underlying asset for the lease term. For finance leases, a lessee is required to (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments; (ii) recognize interest on the lease liability separately from amortization of the right-of-use asset; and (iii) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, a lessee is required to (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments; (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and (iii) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. ASU 2016-02 also requires qualitative and quantitative disclosures to enable users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

2.	SALE OF WIRELESS OPERATIONS

On December 4, 2014, the Company entered into a Purchase and Sale Agreement to sell to General Communication, Inc. (“GCI”), ACSW’s interest in AWN and substantially all the assets and subscribers used primarily in the wireless business of Alaska Communications and its affiliates (the “Acquired Assets”), as described below, for a cash payment of $300,000, which amount was subject to adjustment for certain working capital assets and liabilities as well as minimum subscriber levels and preferred distributions (the “Wireless Sale”).

The Acquired Assets included, without limitation, all the equity interests of AWN owned or held by ACSW, substantially all of Alaska Communication’s wireless subscriber assets, including subscriber contracts, and certain network assets at predetermined demarcation points to the cell site locations, including certain fiber strands and associated cell site electronics and microwave facilities and associated electronics. This transaction also includes a capacity agreement with GCI that is similar to the capacity agreement provided in the July 23, 2013 transaction with AWN, whereby Alaska Communications provides certain capacity from the predetermined demarcation points to a central switch location and, if required, to points outside of Alaska.

The transaction was completed on February 2, 2015, subject to resolution of potential additional purchase price adjustments. After final resolution in the third quarter of 2015 (as described below) of adjustments for certain working capital assets and liabilities, minimum subscriber levels, preferred distributions and other adjustments totaling $14,840, cash proceeds on the sale were $285,160, of which $240,472 was used to pay down the Company’s 2010 Senior Secured Credit Facility (“2010 Senior Credit Facility”). The Company recorded a gain before income tax of $48,232 in the twelve-month period ended December 31, 2015.

The two companies entered into a service transition plan in which Alaska Communications continued to provide certain retail and back office services to its previous wireless customers for an interim period, which was completed on April 17, 2015. This arrangement did not cover the full cost of providing the service. The fair value of these services was $4,769 and was reported as operating revenue. The fair value of the services exceeded the consideration received for this service by approximately $522. The $522 loss was included in the calculation of the gain on the sale.

In May 2015, the Company received a cash payment from GCI of $1,680 for timely completion of a transition support agreement. The services provided by the Company in connection with this agreement were not consistent with services rendered in the normal course of business. Accordingly, this amount was included in cash proceeds and gain on the sale.

On August 4, 2015, the Company and GCI entered into an agreement to resolve all outstanding issues between the parties associated with the Wireless Sale including finalization of the purchase price adjustments. Final resolution of escrow disbursements was originally scheduled for February 2016. In the third quarter of 2015, $7,092 of $9,000 cash placed in escrow at closing pending resolution of potential additional purchase price adjustments was disbursed to the Company and $1,680 was disbursed to GCI. The gain on and proceeds from the Wireless Sale described above include the $7,092 received from escrow in the third quarter of 2015. The remaining $228 of cash placed in escrow was disbursed to the Company upon timely completion of certain backhaul orders during the fourth quarter of 2015. These backhaul orders consisted of services rendered by the Company in the normal course of business, and the resulting margin was consistent with that typically generated from such services. Accordingly, the $228 was recorded as revenue.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

2.	SALE OF WIRELESS OPERATIONS (Continued)

The following table provides the calculation of the gain:

Consideration:
Cash	$44,688
Principal payment on 2010 Senior Credit Facility	240,472

Total consideration	285,160
Carrying value of assets and liabilities sold:
Equity investment in AWN	250,192
Assets and liabilities, net	5,121
Net change in deferred capacity revenue	(18,385)

Total carrying value of assets and liabilities sold	236,928

Gain on disposal of assets	$48,232

In addition to the major elements discussed above, Alaska Communications and its controlled affiliates are restricted from operating a wireless network or providing wireless products or services in Alaska for a period of four years after closing, except for: (a) fixed wireless replacement, (b) WiFi, (c) wireless backhaul and transport, (d) cell site leases and (e) acting as a wireless internet service provider.

As part of the transaction, the Company initiated a plan to sell certain assets associated with realigning operations. These assets included certain handset inventory, which was sold, and retail store leases which were actively marketed for sale to third parties. Upon completion of the service transition plan, the Company accelerated its plan to achieve cost savings related to the wind-down of the wireless business and from the synergies derived from becoming a more focused broadband and managed IT services company. As of December 31, 2015, key cost avoidance milestones have been achieved, including completing the exit from all retail store locations.

The Company considered the sale of assets to GCI under the guidance of ASC 205-20, “Discontinued Operations” and concluded that the assets sold did not meet the definition of a component of an entity. The conclusion was based on the determination that the assets did not comprise operations that can be clearly distinguished, either operationally or for financial reporting purposes. The Company has one operating segment and one reporting unit, and although there are revenue streams that are clearly identifiable, the majority of the operating costs are integrated across the operations of its business and cannot be reasonably separated.

The following table provides a reconciliation of the major classes of assets and liabilities included on the Consolidated Balance Sheet under the captions “Current assets held-for-sale,” “Non-current assets held-for-sale,” “Current liabilities held-for-sale” and “Non-current liabilities held-for-sale” at December 31, 2014. There were no assets or liabilities held for sale at December 31, 2015.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

2.	SALE OF WIRELESS OPERATIONS (Continued)

Current assets:
Accounts receivable, non-affiliates, net	$7,607
Materials and supplies	1,958

Total current assets held-for-sale	$9,565

Property, plant and equipment, net of accumulated depreciation of $8,835	14,664

Total non-current assets held-for-sale	$14,664

Current liabilities:
Current portion of long-term obligations	$287
Accounts payable, accrued and other current liabilities, non-affiliates	301
Accounts payable, accrued and other current liabilities, affiliates, net	14,411
Advance billings and customer deposits	3,729

Total current liabilities held-for-sale	$18,728

Long-term obligations, net of current portion	2,107

Total non-current liabilities held-for-sale	$2,107

Although they did not meet the criteria for classification as held-for-sale, certain other assets and liabilities were impacted by the transaction as follows:

•	The equity method investment in AWN, valued at $250,192, was sold to GCI on February 2, 2015.

•	The remaining Deferred AWN capacity revenue, which was created during the AWN transaction in 2013 and was being amortized over the 20-year contract life, was removed. This capacity had a carrying value of $59,672 on February 2, 2015. It was replaced with a new service obligation in the amount of $41,287 which was recorded at the estimated fair value of the services to be provided to GCI in the future and will be amortized over the new contract life of up to 30 years.

•	On February 2, 2015, the Company’s 2010 Senior Credit Facility was amended resulting in $240,472 in principal payments and the write-off of associated debt discount and debt issuance costs of $721 and $1,907, respectively, in 2015. For additional information on this amendment, see Note 11 “Long-term Obligations.”

•	Current deferred tax assets of $84,233 representing Federal and state net operating loss carry forwards and state alternative minimum tax credit carry forwards, and non-current deferred tax liabilities of $70,577 related to the Company’s investment in AWN reversed in 2015 as a result of the Wireless Sale.

In connection with its decision to sell its wireless operations, the Company incurred a number of transaction related and wind-down costs throughout 2015. In addition, costs were incurred in connection with plans associated with synergies and future cost reductions resulting from the Company becoming a more focused broadband and managed IT services company. The costs incurred for wind-down and synergy activities include those associated with workforce reductions, termination of retail store and other contracts, and other associated obligations that meet the criteria for reporting as exit obligations under ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”). The Company also incurred costs associated with termination benefits accounted for under ASC 712, “Compensation – Nonretirement Postemployment Benefits” (“ASC 712”). Significant wind-down costs included contract termination costs associated with retail store leases. These obligations included costs associated with the disposal of capital lease assets and liabilities and costs to vacate operating leases which had a remaining term of approximately 11 years and a remaining contract value of $2,797 at February 2, 2015. Exit from these leases was complete as of December 31, 2015. Transaction costs included legal, debt amendment, accounting and other costs necessary to consummate the transaction. The Company incurred costs totaling $13,272 in 2015 associated with the transaction and wind-down activities. These costs included exit costs of $10,745 presented in the table below and transaction and certain transition costs totaling $2,527. Of the $13,272, $4,893 was recorded to “Cost of services and sales, non-affiliates” and $8,379 was recorded to “Selling, general and administrative” in the Company’s Consolidated Statements of Comprehensive Income (Loss).

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

2.	SALE OF WIRELESS OPERATIONS (Continued)

The following table summarizes the Company’s current obligations for exit activities, including costs accounted for under both ASC 420 and ASC 712, as of and for the twelve month periods ended December 31, 2015 and 2014:

	Labor Obligations	Contract Terminations	Other Associated Obligations	Total
Balance at December 31, 2013	$—	$—	$—	$—
Charged to expense	490	—	634	1,124
Paid and/or settled	—	—	(634)	(634)

Balance at December 31, 2014	$490	$—	$—	$490
Charged to expense	6,485	3,966	294	10,745
Paid and/or settled	(5,752)	(3,966)	(294)	(10,012)

Balance at December 31, 2015	$1,223	$—	$—	$1,223

The exit liability is included in “Accounts payable, accrued and other current liabilities, non-affiliates” on the Company’s Consolidated Balance Sheets.

3.	JOINT VENTURE

In the second quarter of 2015, the Company entered into a series of transactions with ConocoPhillips Alaska, Inc. (“CPAI”) and QHL which included the acquisition of a fiber optic network on the North Slope of Alaska from CPAI and the establishment of a joint venture with QHL. The network will enable commercially-available, high-speed connectivity where only high-cost microwave and satellite communications were available. Through the Alaska Communications and QHL joint venture, this network will be made available to other telecom carriers in the market. The transactions described below were all entered into concurrently on April 2, 2015 and in contemplation of each of the other transactions.

Transactions with CPAI

The Company, through its wholly-owned subsidiary ACS Cable Systems, LLC, acquired from CPAI a fiber optic cable (including conduit, licenses, permits and right-of-ways) running from the Kuparuk Operating Center to the Trans-Alaska Pipeline System Pump Station #1 (the “Fiber Optic System”). The purchase price was $11,000, $5,500 of which was paid by the Company at closing and the balance of which is payable on or before April 4, 2016. The Company sold to CPAI a 30 year IRU on certain fibers from the Fiber Optic System. The sales price was $400, all of which was paid by CPAI at closing. The Company and CPAI also entered into agreements for the exchange of IRUs, pipeline access, conduit and future capacity, and the prepayment of certain fees and services.

Transactions with QHL

The Company sold certain fiber strands from the Fiber Optic System to QHL for $5,300, $2,650 of which was paid by QHL at closing and the balance of which is payable on or before April 1, 2016. The Company and QHL also exchanged 30 year IRU agreements.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

3.	JOINT VENTURE (Continued)

Each party also contributed cash of $250. The Company contributed an additional IRU with a value of $461. The Company and QHL each hold a 50% voting interest in the Joint Venture.

Accounting Treatment

The transactions in which no cash was exchanged are considered to be nonmonetary transactions. These nonmonetary transactions have also been determined to be reciprocal transfers because, for each individual transaction, or combination of transactions, an asset or obligation was received for an asset or obligation relinquished. The transactions have been determined to have commercial substance based on the Company’s expectations regarding the future cash flow streams from the assets received. The nonmonetary transactions, including both assets and services, have been recorded at fair value which was equivalent to carrying value. There were no gains or losses recorded by the Company in connection with these exchanges.

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

The table below provides certain financial information about the Joint Venture included on the Company’s consolidated balance sheet at December 31, 2015. Cash may only be utilized to settle obligations of the Joint Venture. Because the Joint Venture is an LLC, its creditors do not have recourse to the general credit of the Company.

December 31, 2015
Cash	$359
Fiber and IRUs, net of accumulated depreciation of $26	$2,278

The operating results and cash flows of the Joint Venture in the twelve month period of 2015 were not material to the Company’s consolidated financial results.

4.	ACCOUNTS RECEIVABLE

Accounts receivable, non-affiliates, net consists of the following at December 31, 2015 and 2014:

	2015	2014
Retail customers	$17,291	$20,070
Wholesale carriers	3,086	3,867
Other	6,541	9,301

	26,918	33,238
Less: allowance for doubtful accounts	(1,693)	(2,338)

Accounts receivable, non-affiliates net	$25,225	$30,900

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

4.	ACCOUNTS RECEIVABLE (Continued)

Allowance for doubtful accounts consists of the following at December 31, 2015, 2014 and 2013.

	2015	2014	2013
Balance at January 1	$2,338	$6,193	$6,231
Provision for uncollectible accounts	1,258	3,329	1,847
Charged to other accounts	8	(2)	(2)
Deductions	(1,911)	(7,182)	(1,883)

Balance at December 31	$1,693	$2,338	$6,193

5.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities, non-affiliates consist of the following at December 31, 2015 and 2014:

	2015	2014
Accrued payroll, benefits, and related liabilities	$17,362	$18,086
Accounts payable - trade	16,057	25,672
Note payable, non-interest bearing, due 2016	5,500	—
Other	12,356	10,615

	$51,275	$54,373

Advance billings and customer deposits consist of the following at December 31, 2015 and 2014:

	2015	2014
Advance billings	$4,482	$4,449
Customer deposits	31	41

	$4,513	$4,490

6.	EQUITY METHOD INVESTMENTS

The Company had no equity method investments at December 31, 2015. See Note 2 “Sale of Wireless Operations” for information about the Company’s sale of its ownership interest in AWN on February 2, 2015. The following table provides the Company’s ownership interest and investment in AWN and TekMate at the dates indicated:

	Ownership Interest		Investment In
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
TekMate, LLC	0.00%	100.00%	$—	$—
Alaska Wireless Network, LLC	0.00%	33.33%	$—	$252,067

TekMate

On August 31, 2010, the Company acquired a 49% interest in TekMate for $2,060. On January 31, 2014, the Company purchased the remaining 51% interest in TekMate for $1,573, of which $894 was paid in 2014 and $679 was paid in 2015.

The Company accounted for the purchase of the remaining 51% interest in TekMate at fair value using the acquisition method. On January 31, 2014, the Company ceased to report TekMate as an equity method investment and consolidated its operations into Alaska Communications Systems Group, Inc.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

6.	EQUITY METHOD INVESTMENTS (Continued)

The following table represents the fair value of the assets acquired and liabilities assumed on January 31, 2014:

Current assets	$1,020
Non-current assets	$370
Current liabilities	$467
Non-current liabilities	$247
Net assets acquired and liabilities assumed	$676

Goodwill on the acquisition, which is 100% deductible for tax purposes, was as follows:

Consideration provided (including fair value of contingent consideration)	$1,181
Fair value of equity method investment	831

Total consideration	2,012

Fair value of assets acquired	1,390
Fair value of liabilities assumed	(714)

Total net assets	676

Goodwill	$1,336

In the period January 1, 2014 to January 31, 2014 TekMate’s net income was $12 and it made cash distributions of $33 to the Company. At January 31, 2014, undistributed earnings of TekMate were $0.

Pro forma financial information has been omitted because the acquisition was not material to the Company’s historical consolidated financial statements.

AWN FORMATION

On February 2, 2015, the Company sold its one-third interest in AWN to GCI. See Note 2 “Sale of Wireless Operations” for additional information.

On July 22, 2013, the Company and GCI completed the transactions contemplated by the June 4, 2012 Asset Purchase and Contribution Agreement for the purpose of combining their wireless networks into AWN.

Pursuant to the Contribution Agreement, Alaska Communications sold certain wireless assets to GCI for a cash payment of $100,000. GCI then contributed these assets, together with GCI’s wireless assets, to AWN in exchange for a two-thirds membership interest in AWN. The Alaska Communications Member contributed the Company’s wireless assets that were not sold to GCI to AWN in exchange for a one-third membership interest in AWN.

At the closing, the parties entered into the First Amended and Restated Operating Agreement of The Alaska Wireless Network, LLC (the “Operating Agreement”) and other related agreements which governed the ongoing relationship among the parties. Under the terms of the Operating Agreement, AWN was managed by its majority owner, GCI, subject to certain protective rights retained by the Company and representation of one of three seats on AWN’s Board. Accordingly, Alaska Communications had the ability to exercise significant influence over AWN and accounted for its investment under the equity method in accordance with ASC 323, Investments

- Equity Method and Joint Ventures.

The Operating Agreement provided that Alaska Communications was entitled to a cumulative preferred cash distribution of up to $12,500 of Adjusted Free Cash Flow, as defined in the agreement, in each of the first eight quarters after closing and $11,250 in each of the eight quarters thereafter (Alaska Communications’ preference period).

A national valuation firm was engaged by the parties to assist in the determination of the fair value of AWN including the preferred distribution and the allocation of the purchase price to the assets and liabilities. This valuation was completed in the second quarter of 2014 and assigned a valuation to the AWN Equity Investment

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

6.	EQUITY METHOD INVESTMENTS (Continued)

of $266,000 and to the Deferred AWN Capacity Revenue of $64,627. The effects of the final valuation were applied retrospectively and, accordingly, the previously reported December 31, 2013 amounts were revised to reflect the amounts that would have been reported if the final valuation had been completed at the July 23, 2013 acquisition date. See the Company’s 2014 second quarter filing on Form 10-Q for a summary of these revised amounts. The carrying value of the AWN Equity Investment and Deferred AWN Capacity Revenue at December 31, 2014 were $252,067 and $59,964, respectively.

The “Deferred AWN capacity revenue” was amortized on a straight-line basis to revenue in the Consolidated Statements of Comprehensive Income (Loss) over the 20 year period for which the Company had contracted to provide service. The Company amortized $292 and $3,151 to revenue in the twelve months ended December 31, 2015 and 2014, respectively, and $1,511 in the period July 23, 2013 to December 31, 2013.

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

In the period January 1 through February 2, 2015, the Company’s share of AWN’s adjusted free cash flow was $764 which was received in the first quarter of 2015. In the twelve-month period ended December 31, 2014, the Company’s share of AWN’s adjusted free cash flow was $50,000, of which $45,833 was received during the period and $4,167 was paid within the subsequent 12-day contractual period. In the period July 23, 2013 through December 31, 2013, the Company’s share of AWN’s adjusted free cash flow was $22,011, of which $17,844 was received during the period and $4,167 was paid within the subsequent 12-day contractual period. The Company’s equity in the earnings of AWN for the twelve months ended December 31, 2015 and 2014 and from July 23, 2013 to December 31, 2013 were $3,056, $35,948 and $17,963, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

6.	EQUITY METHOD INVESTMENTS (Continued)

Summarized financial information on AWN is as follows:

	December 31, 2015	December 31, 2014
Current assets	$—	$139,237
Non-current assets	$—	$554,608
Current liabilities	$—	$91,247
Non-current liabilities	$—	$21,505
Equity	$—	$581,093

	January 1 through February 2, 2015	Twelve Months Ended December 31, 2014	Inception to December 31, 2013
Operating revenues	$21,457	$252,864	$118,918
Gross profit	$15,745	$179,243	$86,201
Operating income	$9,757	$113,772	$56,543
Net income	$9,722	$113,404	$56,342
Adjusted free cash flow (1)	$10,805	$106,937	$53,978

(1)	Adjusted free cash flow is defined in the Operating Agreement.

The excess of Alaska Communications’ investment in AWN over the Company’s share of net assets in AWN was estimated to be $13,810 at December 31, 2014. This difference represented the increase in basis of the GCI Member’s contribution to AWN, as AWN accounted for the GCI member’s contribution at carryover basis and Alaska Communications was accounting for it at estimated fair value.

AWN was organized as a limited liability corporation and was a flow-through entity for income tax purposes.

The following table provides a reconciliation AWN’s total equity and Alaska Communications’ equity method investment as of December 31, 2014:

AWN total equity as reported	$581,093
Less amount attributed to GCI	(342,836)

Amount attributed to ACS	238,257
Plus:
Step-up in basis of GCI contribution, net	30,702
Cumulative differences in distributions	4,167
Less:
Cumulative differences in income allocation method	(21,059)

Alaska Communications investment in AWN	$252,067

7.	FAIR VALUE MEASUREMENTS

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

7.	FAIR VALUE MEASUREMENTS (Continued)

•	Level 2- Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3- Significant inputs to the valuation model are unobservable.

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

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The fair value of the Company’s 6.25% Notes of $97,769 at December 31, 2015, was estimated based on quoted market prices for identical instruments on dates different from the market trade date value (Level 2). The carrying value of the 6.25% Notes at December 31, 2015 was $99,359. The carrying values of the Company’s 2015 Senior Credit Facilities and other long-term obligations of $93,746 at December 31, 2015 approximate fair value primarily as a result of the stated interest rates of the 2015 Senior Credit Facilities approximating current market rates (Level 2). The fair value of the Company’s 2010 Senior Credit Facility, convertible notes and other long-term obligations of $430,729 at December 31, 2014, were estimated based primarily on quoted market prices (Level 1). The carrying values of these liabilities totaled $436,362 at December 31, 2014.

Fair Value Measurements on a Recurring Basis

The following table presents the liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 at each hierarchical level. There were no transfers into or out of Levels 1 and 2 during 2015.

	December 31, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other long-term liabilities:
Interest rate swaps	$(79)	$—	$(79)	$—	$(1,416)	$—	$(1,416)	$—

Derivative Financial Instruments

The Company, from time to time, uses interest rate swaps to manage variable interest rate risk. At low LIBOR rates, payments under the swaps increase the Company’s cash interest expense.

The outstanding amount of the swaps as of a period end are reported on the balance sheet at fair value, represented by the estimated amount the Company would receive or pay to terminate the swaps. They are valued using models based on readily observable market parameters for all substantial terms of the contracts and are classified within Level 2 of the fair value hierarchy.

As a component of the Company’s cash flow hedging strategy and to comply with the terms of the 2015 Senior Credit Facilities, on November 27, 2015, the Company entered into a pay-fixed, receive-floating interest rate swap in the notional amount of $44,827 with an interest rate of 5.833%, inclusive of a 4.5% LIBOR spread, and a maturity date of December 31, 2017. Hedge designation for this swap was established on December 18, 2015. The change in fair value between the swap’s acquisition date and designation date of $83 was charged to interest expense. Changes in fair value subsequent to the designation date were recorded to accumulated other comprehensive income (loss).

In connection with the Company’s 2010 Senior Credit Facility, swaps in the notional amounts of $115,500 and $77,000 with interest rates of 7.220% and 7.225%, inclusive of a 4.75% LIBOR spread, began on June 30, 2012 and expired on September 30, 2015. On December 4, 2014, upon the announcement of the sale of its wireless operations, $240,472 of the Company’s 2010 Senior Credit Facility was expected to be repaid. Hedge accounting treatment on the interest rate swap in the notional amount of $115,500 was discontinued because it became “possible” that the interest payments on which the swap were intended to hedge would not occur. At February 2, 2015, 95.5% or $110,268 of the $115,500 swap was deemed ineffective and, therefore, changes in fair value through the swap’s expiration on September 30, 2015 were recorded to interest expense. Through December 31, 2015, $820 was credited to interest expense for the ineffective portion of these swaps.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

7.	FAIR VALUE MEASUREMENTS (Continued)

The following table presents information about the Company’s interest rate swaps, which are included in “Other long-term liabilities” on the balance sheet, as of and for the twelve-month periods ending December 31, 2015 and 2014:

	2015	2014
Balance at January 1	$1,416	$3,234
Reclassified from other long-term liabilities to accumulated other comprehensive loss	(600)	(1,545)
Change in fair value credited to interest expense	(737)	(273)

Balance at December 31	$79	$1,416

Fair Value Measurements on a Non-recurring Basis

Deferred Capacity Revenue

As discussed in Note 2 “Sale of Wireless Operations,” the Company entered into an agreement to provide wholesale services to GCI on February 2, 2015. A national valuation firm was engaged to assist management in the determination of the fair value of the obligation which was determined to be $41,287 at February 2, 2015. The obligation is amortized to revenue on a straight line basis over the contract lives of 10 to 30 years. The service obligation had a carrying value of $39,409 at December 31, 2015, and is included in “Other long-term liabilities, net of current portion” and “Accounts payable, accrued and other current liabilities, non-affiliates” on the Consolidated Balance Sheet.

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

The following table provides the fair value and describes the valuation techniques used to measure the fair value of the assets and liabilities recorded by the Company as of April 2, 2015, including those recognized through consolidation of the Joint Venture, and the significant unobservable inputs:

Description	Estimated Fair Value	Valuation Technique	Level 3 Unobservable Inputs
IRU Assets	$2,304	Cost	Historical cost of underlying assets
IRU Obligations	$4,153	Cost	Historical cost of underlying assets

The carrying value of these items at December 31, 2015 was as follows:

IRU Assets	$2,278
IRU Obligations	$4,112

Other than as described below and in Note 9 “Goodwill and Other Intangible Assets,” no impairment of long-lived assets was recognized during 2015, 2014 or 2013. In 2014, the Company recorded a charge of $435 to adjust its inventory held-for-sale at December 31, 2014 to fair value using Level 2 inputs.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

7.	FAIR VALUE MEASUREMENTS (Continued)

TekMate Impairment

The Company recorded an impairment charge of $1,267 on its equity method investment in TekMate in the fourth quarter of 2013 which is included in the caption “Loss on impairment of equity investment” in the Consolidated Statements of Comprehensive Income (Loss).

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, 2015 and 2014:

	2015	2014	Useful Lives
Land, buildings and support assets*	$198,485	$209,349	3 - 42
Central office switching and transmission	381,511	385,016	4 - 12
Outside plant cable and wire facilities	722,582	674,914	16 - 50
Other	5,207	3,606	3 - 5
Construction work in progress	29,313	60,249

	1,337,098	1,333,134
Less: accumulated depreciation and amortization	(967,776)	(976,401)

Property, plant and equipment, net	$369,322	$356,733

*	No depreciation charges are recorded for land.

Capitalized interest associated with construction in progress for the years ended December 31, 2015, 2014, and 2013 was $1,558, $2,810, and $1,926, respectively. The capitalization rate used was based on a weighted average of the Company’s long term debt outstanding and for the years ended December 31, 2015, 2014, and 2013 was 6.78%, 8.28%, and 8.07%, respectively.

The following is a summary of property, including leasehold improvements, held under capital leases included in the above property, plant and equipment at December 31, 2015 and 2014:

	2015	2014
Land, buildings and support assets	$14,694	$15,426
Less: accumulated depreciation and amortization	(6,674)	(6,698)

Property held under capital leases, net	$8,020	$8,728

Amortization of assets under capital leases included in depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $1,316, $1,832 and $1,827, respectively. Future minimum lease payments, including interest, under these leases for the next five years and thereafter are as follows:

2016	$1,028
2017	634
2018	525
2019	310
2020	318
Thereafter	4,835

7,650
Interest	(3,654)

$3,996

The Company leases various land, buildings, right-of-ways and personal property under operating lease agreements. Rental expense under operating leases for the years ended December 31, 2015, 2014 and 2013 was $11,439, $8,782 and $9,785, respectively. Rental expense in 2015 included termination charges of $3,966 for leases terminated in connection with the Company’s sale of its Wireless operations. See Note 2 “Sale of Wireless Operations.”

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

8.    PROPERTY, PLANT AND EQUIPMENT (Continued)

Future minimum payments under these leases, including month to month rentals which are probable of renewal, for the next five years and thereafter are as follows:

2016	$7,134
2017	6,383
2018	5,744
2019	5,308
2020	4,728
Thereafter	31,431

$60,728

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is assessed for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. In the fourth quarter of 2014 the Company conducted two assessments of goodwill – its annual assessment and an assessment upon the announcement of its sale of Wireless operations which constituted a triggering event.

The Company utilized reports from third party valuation experts to determine the estimated fair value of its reporting unit. These reports utilized many methodologies, but primarily relied on a discounted cash flow valuation technique. Significant estimates used in the valuation included estimates of future cash flows, both future short-term and long-term growth rates and the estimated cost of capital for purposes of determining a discount factor. The Company compared the results of the estimated fair value to other market approaches and comparable public and private company analysis and found the estimated fair value to be reasonable.

The Company also performed a reconciliation of its estimated fair value to its market capitalization, based on its recently publically traded stock price. This analysis indicated a potential impairment as the calculated value was less than the book value. For accounting purposes the Company utilized the fair value indicated by market capitalization, thereby resulting in the conclusion that the carrying value of its single reporting unit exceeded its fair value. Accordingly, the Company performed step two of the goodwill impairment analysis. After measuring the fair value of the reporting unit’s assets and liabilities, the implied fair value of goodwill was determined to be zero. Consequently, the Company determined that the goodwill was fully impaired and recorded an impairment charge of $5,986 for the year ended December 31, 2014.

In the first quarter of 2014, the Company purchased the remaining 51% interest in TekMate and recorded $1,336 of goodwill.

In the third quarter of 2013 as part of the AWN transaction the Company performed an assessment of its goodwill and bifurcated the balance between the business being sold to AWN and the business being retained resulting in the retirement of $4,200 in goodwill.

As part of the AWN transaction in 2013, all of the Company’s other intangible assets were sold or contributed to AWN. The Company no longer holds any indefinite-lived intangible assets. The Company’s wireless spectrum licenses had contract terms of ten years, and were renewable indefinitely through a routine process involving a nominal fee. These fees were expensed as incurred.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

9.	GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The original carrying value and accumulated impairment of the Company’s goodwill at December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Original carrying value	$—	$38,403	$38,403
Accumulated impairment	—	(29,553)	(29,553)
Retirement due to AWN transaction	—	(4,200)	(4,200)
TekMate acquisition	—	1,336	—
Current year impairment	—	(5,986)	—

Balance	$—	$—	$4,650

10.	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligation is included in “Other long-term liabilities” on the Consolidated Balance Sheets and represents the estimated obligation related to the removal and disposal of certain property and equipment in both leased and owned properties.

The following table provides the changes in the asset retirement obligation:

	2015	2014
Balance at January 1	$4,055	$3,657
Asset retirement obligation	254	369
Accretion expense	179	328
Settlement of obligations	(106)	(299)
Revisions in estimated cash flows	(953)	—

Balance at December 31	$3,429	$4,055

11.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31, 2015 and 2014:

	2015	2014
2015 senior secured credit facilities due 2018	$89,750	$—
Debt issuance costs	(3,406)	—
2010 senior credit facility term loan due 2016	—	322,700
Debt discount	—	(1,014)
Debt issuance costs	—	(2,810)
6.25% convertible notes due 2018	104,000	114,000
Debt discount	(4,641)	(7,242)
Debt issuance costs	(1,010)	(1,659)
Revolving credit facility loan	—	—
Capital leases and other long-term obligations	3,996	5,524

Total debt	188,689	429,499
Less current portion	(3,671)	(15,521)

Long-term obligations, net of current portion	$185,018	$413,978

The above table reflects the Company’s refinancing activities described below and adoption of ASU 2015-03 in 2015. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt. Unamortized debt issuance costs totaling $4,469 at December 31, 2014 were reclassified from “Assets” to “Long-term obligations, net of current portion,” to conform to the current presentation as required by the update.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

11.	LONG TERM OBLIGATIONS (Continued)

The aggregate maturities of long-term obligations for each of the next five years and thereafter, at December 31, 2015, are as follows:

2016	$3,671
2017	4,323
2018	186,986
2019	39
2020	52
Thereafter	2,675

$197,746

2015 Senior Credit Facilities

On September 14, 2015 (the “Closing Date”), the Company entered into a combined $100,000 of senior secured financing, including term loans totaling $90,000 and a $10,000 revolving credit facility (the “2015 Senior Credit Facilities”). The facilities consist of a $65,000 first lien term loan and a $10,000 revolving credit facility (the “First Lien Facility”) and a $25,000 second lien term loan (the “Second Lien Facility”) (together the “2015 Senior Credit Agreements” or “Agreements”). The Company utilized proceeds from the 2015 Senior Credit Facilities and cash on hand to repay in full its 2010 Senior Credit Facility, repurchase a portion of its 6.25% Convertible Notes due 2018 (the “6.25% Notes”) and fund transaction fees and expenses associated with the 2015 Senior Credit Facilities totaling $3,907, which were deferred and will be charged to interest expense over the terms of the Agreements.

The term loan component of the First Lien Facility bears interest at LIBOR plus 4.5% per annum, with a LIBOR minimum of 1.0%. Draws on the revolving credit component of the First Lien Facility bear interest at LIBOR plus 4.5%, with a LIBOR minimum of 1.0% and a commitment fee of 0.25% on the average daily unused portion. The revolving credit component of the First Lien Facility was undrawn as of December 31, 2015. The Second Lien Facility bears interest at LIBOR plus 8.5% per annum, with a LIBOR minimum of 1.0%. At current LIBOR rates, the weighted interest rate on the term loan components of the 2015 Senior Credit Facilities is 6.64%.

Unless extended as described below, quarterly principal payments on the term loan component of the First Lien Facility were $250 in the fourth quarter of 2015, and are $750 in each quarter of 2016, and $1,000 in each quarter of 2017. The remaining principal balance, including any amounts outstanding under the revolving credit facility, is due in its entirety on January 2, 2018. Unless extended as described below, the Second Lien Facility is due in its entirety on March 3, 2018, and may be prepaid in whole or in part at the Company’s option prior to maturity.

The First Lien Facility may be extended to June 30, 2020 and the Second Lien Facility may be extended to September 30, 2020 if the Company (i) has refinanced or repurchased its 6.25% Notes such that no more than $30,000 of principal amount is outstanding (with cash available for their repayment at maturity) and any replacement notes have a maturity date not earlier than December 31, 2020, (ii) has achieved certain liquidity requirements, and (iii) is otherwise compliant with the terms of the 2015 Senior Credit Facilities. In the event the 2015 Senior Credit Facilities are extended, the quarterly principal payments on the term loan component of the First Lien Facility subsequent to 2017 would be $1,250 in each quarter of 2018, and $1,500 in each quarter of 2019 and the first quarter of 2020. The remaining principal balance, including any amounts outstanding under the revolving credit facility, would be due in its entirety on June 30, 2020. The Second Lien Facility would be due in its entirety on September 30, 2020, and may be prepaid in whole or in part at the Company’s option prior to maturity.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

11.	LONG TERM OBLIGATIONS (Continued)

The obligations under the 2015 Senior Credit Facilities are secured by perfected first and second line priority security interests in substantially all of the Company’s and its direct and indirect subsidiary’s tangible and intangible assets, subject to certain agreed exceptions.

The 2015 Senior Credit Facilities contain customary representations, warranties and covenants, including covenants limiting the incurrence of debt and the payment of dividends. Financial covenants (i) impose maximum net total leverage and senior leverage to annual Consolidated EBITDA ratios, and (ii) require a minimum annual Consolidated EBITDA to debt service coverage obligations ratio. All terms are defined in the Agreements. Payment of cash dividends and repurchase of the Company’s common stock is not permitted until such time that the Company’s net total leverage ratio is not greater than 2.75 to 1.00. As of December 31, 2015, the Company’s net total leverage ratio was higher than 2.75 to 1.00.

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

As a component of the Company’s cash flow hedging strategy and to comply with the terms of the 2015 Senior Credit Facilities, on November 27, 2015, the Company entered into a pay-fixed, receive-floating interest rate swap in the notional amount of $44,827 with an interest rate of 5.833%, inclusive of a 4.5% LIBOR spread, and a maturity date of December 31, 2017. Hedge designation for this swap was established on December 18, 2015. The change in fair value between the swap’s acquisition date and designation date of $83 was charged to interest expense. Changes in fair value subsequent to the designation date were recorded to accumulated other comprehensive income (loss). See Note 7 “Fair Value Measurements” for additional information.

2010 Senior Secured Credit Facility

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

In the fourth quarter of 2010, the Company completed a transaction whereby it entered into its $470,000, 2010 Senior Credit Facility. The 2010 Senior Credit Facility was amended effective November 1, 2012. As discussed below, certain terms of the amendment were effective immediately and certain terms were effective upon consummation of the AWN Transaction.

The $440,000 term loan outstanding under the 2010 Senior Credit Facility was recorded net of a 1.0% discount, or $4,400, of the debt issuance. Quarterly principal payments equal to 0.25% of the original principal balance, or $1,100, were due beginning in the first quarter of 2011. Quarterly principal payments increased to $1,825, $3,300 and $3,675 in the quarters beginning January 1, 2013, 2014 and 2015, respectively, and were scheduled to decrease to $3,300 in the quarter beginning January 1, 2016.

The 2010 Senior Credit Facility also included a $30,000 revolving credit agreement, which was undrawn as of December 31, 2014 and at the date of extinguishment. Outstanding letters of credit totaling $2,212 were committed against this amount as of December 31, 2014.

In accordance with the November 1, 2012 amendment, the interest rates of LIBOR plus 4.0% increased 25 basis points every other month during the period March 31, 2013 through July 22, 2013. Upon consummation of the AWN Transaction, the Company made a $65,000 principal payment and the interest rate of the term loan and revolving credit agreement increased to LIBOR plus 4.75% with a LIBOR floor of 1.5%.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

11.	LONG TERM OBLIGATIONS (Continued)

The 2010 Senior Credit Facility contained a number of restrictive covenants and events of default, including financial covenants limiting capital expenditures, incurrence of debt and payment of cash dividends. Payment of cash dividends were not permitted until such time that the Company’s total leverage ratio (as defined in the 2010 Senior Credit Facility) was not more than 3.50 to 1.00.

In connection with the 2010 Senior Credit Facility, the Company entered into forward floating-to-fixed interest rate swaps and a buy back of the 1.5% LIBOR floor, as a component of its cash flow hedging strategy. The notional amounts of the swaps were $192,500, $115,500 and $77,000 with interest rates of 6.463%, 6.470% and 6.475%, respectively, inclusive of a 4.0% LIBOR spread. The swaps began on June 30, 2012 and were expected to continue through September 30, 2015. On November 1, 2012, the effective date of the amendment to the Company’s 2010 Senior Credit Facility, and as a result of the incremental $65,000 AWN transaction principal payment on the term loan required by this amendment, it was determined that the swap in the notional amount of $192,500 no longer met the hedge effectiveness criteria. The $192,500 swap was extinguished and settled on August 1, 2013 for $4,073 in cash. Unrealized losses on this swap recorded to accumulated other comprehensive loss from the swap’s inception through the date hedge accounting treatment was discontinued (November 1, 2012), and amounts associated with the variable rate interest payments underlying the accelerated $65,000 principal payment, were reclassified to interest expense. The amount of this reclassification was $707. The remaining balance of amounts recorded to accumulated other comprehensive loss associated with this hedge was to be amortized to interest expense over the period of the remaining originally designated hedged variable rate interest payments. The notional amounts of the two remaining swaps were $115,500 and $77,000 with interest rates of 7.220% and 7.225%, respectively, inclusive of a 4.75% LIBOR spread.

On December 4, 2014, the Company announced the sale of its wireless operations and, upon consummation of the sale on February 2, 2015, the planned significant pay down of debt. At that time hedge accounting was discontinued because it became “possible” that the interest payments on which the swaps were intended to hedge would not occur. This trigger resulted in $109,800 of the $115,500 swap to become ineffective and the Company reclassified $31 in Other Comprehensive Income (Loss) to interest expense. Future changes in fair value were charged to interest expense. On February 2, 2015 the sale closed and the 2010 Senior Credit Facility was amended, which resulted in the release of certain collateral and a principal repayment of $240,472. Debt discount and debt issuance costs related to the repayment of the $240,472 were $721 and $1,907, respectively.

Substantially all of the Company’s assets, including those of its subsidiaries, were pledged as collateral for the 2010 Senior Credit Facility.

6.25% Convertible Notes due 2018

On May 10, 2011, the Company closed the sale of $120,000 aggregate principal amount of its 6.25% Notes to certain initial purchasers in a private placement. The 6.25% Notes are fully and unconditionally guaranteed (“Note Guarantees”), on a joint and several unsecured basis, by all of the Company’s existing subsidiaries, other than its license subsidiaries, and certain of the Company’s future domestic subsidiaries (“Guarantors”). The 6.25% Notes pay interest semi-annually on May 1 and November 1 at a rate of 6.25% per year and will mature on May 1, 2018.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

11.	LONG TERM OBLIGATIONS (Continued)

•	During any five business day period following any five trading-day period in which the trading price of the 6.25% Notes is less than 98% of parity value on each day of that five trading-day period; and

•	Upon the occurrence of certain significant corporate transactions, holders who convert their 6.25% Notes, in connection with a change of control, may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or delisting, the holders of the 6.25% Notes may require the Company to repurchase for cash all or any portion of their 6.25% Notes for 100% of the principal amount plus accrued and unpaid interest.

As of December 31, 2015, none of the conditions allowing holders of the 6.25% Notes to convert, or requiring the Company to repurchase the 6.25% Notes, had been met.

Additionally, the 6.25% Notes contain events of default which, if they occur, entitle the holders of the 6.25% Notes to declare them to be immediately due and payable. Those events of default include: (i) payment defaults on either the notes themselves or other large obligations; (ii) failure to comply with the terms of the notes; and (iii) most bankruptcy proceedings.

The 6.25% Notes are unsecured obligations, subordinated in right of payment to the Company’s obligations under its 2015 Senior Credit Facilities as well as certain hedging agreements within the meaning of the Company’s 2015 Senior Credit Facilities. The 6.25% Notes also rank equally in right of payment with all of the Company’s other existing and future senior indebtedness and are senior in right of payment to all of the Company’s future subordinated obligations. The Note Guarantees are subordinated in right of payment to the Guarantors’ obligations under the Company’s 2015 Senior Credit Facilities as well as certain hedging agreements within the meaning of the Company’s 2015 Senior Credit Facilities.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

11.	LONG TERM OBLIGATIONS (Continued)

The following table includes selected data regarding the 6.25% Notes as of December 31, 2015 and 2014:

	2015	2014
Net carrying amount of the equity component	$7,099	$7,782
Principal amount of the convertible notes	$104,000	$114,000
Unamortized debt discount	$4,641	$7,242
Amortization period remaining	28 months	40 months
Net carrying amount of the convertible notes	$99,359	$106,758

The following table details the interest components of the 6.25% Notes contained in the Company’s Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2015 and 2014:

	2015	2014
Coupon interest expense	$6,947	$7,125
Amortization of the debt discount	2,601	1,971

Total included in interest expense	$9,548	$9,096

On January 29, 2016, the Company repurchased 6.25% Notes in the total principal amount of $10,000. See Note 22 “Subsequent Events.”

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

The following table details the interest components of the 5.75% Notes contained in the Company’s Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2013:

Coupon interest expense	$122
Amortization of the debt discount	114

Total included in interest expense	$236

Capital Leases and Other Long-term Obligations

The Company is a lessee under various capital leases and other financing agreements totaling $3,996 and $7,918 with a weighted average interest rate of 8.36% and 8.57% at December 31, 2015 and 2014, respectively and have maturities through 2043.

Debt Issuance Costs

The Company incurred debt issuance costs totaling $3,907 associated with its 2015 Senior Credit Facilities which were deferred and will be amortized to interest expense over the terms of the Agreements. Amortization of debt issuance costs were $3,960, $2,460 and $3,836 in the twelve month periods ended December 31, 2015, 2014 and 2013, respectively. Amortization of debt issuance costs included $2,446 and $1,305 classified as loss on extinguishment of debt in 2015 and 2013, respectively.

Debt Discounts

Accretion of debt discounts charged to interest expense or loss on extinguishment of debt in 2015, 2014 and 2013, totaled $4,641, $2,644 and $3,096, respectively. Accretion of debt discounts included $2,041 and $436 classified as loss on extinguishment of debt in 2015 and 2013, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

12.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at December 31, 2015 and 2014:

	2015	2014
Deferred GCI capacity revenue, net of current portion	$37,338	$—
Other deferred IRU capacity revenue, net of current portion	4,420	3,335
Other deferred revenue, net of current portion	14,445	9,091
Other	9,062	11,944

	$65,265	$24,370

13.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the activity in accumulated other comprehensive (loss) income for the twelve months ended December 31, 2015 and 2014:

	Defined
	Benefit
	Pension	Interest
	Plans	Rate Swaps	Total
Balance at December 31, 2013	$(2,238)	$(3,371)	$(5,609)
Other comprehensive (loss) income before reclassifications	(1,667)	909	(758)
Reclassifications from accumulated comprehensive loss to net loss	266	950	1,216

Net other comprehensive (loss) income	(1,401)	1,859	458

Balance at December 31, 2014	(3,639)	(1,512)	(5,151)
Other comprehensive (loss) income before reclassifications	(4)	355	351
Reclassifications from accumulated comprehensive loss to net income	554	1,160	1,714

Net other comprehensive income	550	1,515	2,065

Balance at December 31, 2015	$(3,089)	$3	$(3,086)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

The following table summarizes the reclassifications from accumulated other comprehensive (loss) income to net income (loss) for the twelve months ended December 31, 2015, 2014, and 2013, respectively:

	2015	2014	2013
Amortization of defined benefit plan pension items: (1)
Amortization of loss (3)	$936	$451	$717
Income tax effect	(382)	(185)	(296)

After tax	554	266	421

Amortization of loss on ineffective interest rate swap: (2)
Reclassification to interest expense	1,970	1,613	2,307
Income tax effect	(810)	(663)	(949)

After tax	1,160	950	1,358

Total reclassifications net of income tax	$1,714	$1,216	$1,779

(1)	See Note 14 “Retirement Plans” for additional information regarding the Company’s pension plans.
(2)	See Note 7 “Fair Value Measurements” for additional information regarding the Company’s interest rate swaps.
(3)	Included in “Selling, general and administrative expense” on the Company’s Consolidated Statements of Comprehensive Income (Loss).

The estimated amount of accumulated other comprehensive loss to be reclassified to interest expense within the next twelve months is zero.

14.	RETIREMENT PLANS

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

14.	RETIREMENT PLANS (Continued)

The following table provides additional information about the AEPF multi-employer pension plan.

Plan name	Alaska Electrical Pension Plan
Employer Identification Number	92-6005171
Pension plan number	001
Pension Protection Act zone status at the plan’s year-end:
December 31, 2015	Green
December 31, 2014	Green
Plan subject to funding improvement plan	No
Plan subject to rehabilitation plan	No
Employer subject to contribution surcharge	No

Greater than 5%
of Total
Contributions
to the Plan
Company contributions to the plan for the year ended:
December 31, 2015	$7,968	Yes
December 31, 2014	$8,626	Yes
December 31, 2013	$9,174	Yes

Name and expiration date of collective bargaining agreements requiring contributions to the plan:

Collective Bargaining Agreement Between Alaska Communications Systems and Local Union 1547 IBEW	December 31, 2016

Outside Agreement Alaska Electrical Construction between Local Union 1547 IBEW and Alaska Chapter National Electrical Contractors Association Inc.	September 30, 2016

Inside Agreement Alaska Electrical Construction between Local Union 1547 IBEW and Alaska Chapter National Electrical Contractors Association Inc.	October 31, 2016

Special Agreement Providing for the Coverage of Certain Non-bargaining Unit Employees	December 31, 2016

The Company cannot accurately project any change in the plan status in future years given the uncertainty of economic conditions or the effect of actuarial valuations versus actual performance in the market. Minimum required future contributions to the AEPF are subject to the number of employees in each classification and/or base compensation of employees in future years.

Defined Contribution Plan

The Company provides a 401(k) retirement savings plan covering substantially all of its employees. The plan allows for discretionary contributions as determined by the Board of Directors, subject to Internal Revenue Code limitations. The Company made a $187, $213 and $174 matching contribution in 2015, 2014 and 2013 respectively.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

14.	RETIREMENT PLANS (Continued)

covered employees ceased to accrue benefits under the CenturyTel Plan. On November 1, 2000, the Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPF. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company uses a December 31 measurement date for the Plan. The Plan is not adequately funded under ERISA at December 31, 2015. The Company contributed $779 to the Plan in 2015, $898 in 2014 and $360 in 2013. The Company plans to contribute approximately $782 to the Plan in 2016 and management is also estimating what additional contributions the Company may be required to make in subsequent years in the event the value of the Plan’s assets remain volatile or decline.

The following is a calculation of the funded status of the ACS Retirement Plan using beginning and ending balances for 2015 and 2014 for the projected benefit obligation and the plan assets:

	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$17,234	$15,284
Interest cost	666	674
Actuarial (gain) loss	(754)	2,283
Benefits paid	(1,052)	(1,007)

Benefit obligation at end of year	16,094	17,234

Change in plan assets:
Fair value of plan assets at beginning of year	11,570	11,548
Actual return on plan assets	(95)	131
Employer contribution	779	898
Benefits paid	(1,052)	(1,007)

Fair value of plan assets at end of year	11,202	11,570

Funded status	$(4,892)	$(5,664)

The Plan’s projected benefit obligation equals its accumulated benefit obligation. The 2015 and 2014 liability balance of $4,892 and $5,664 respectively, is recorded on the Consolidated Balance Sheets in “Other long-term liabilities.”

The following table presents the net periodic pension expense for the Plan for 2015, 2014 and 2013:

	2015	2014	2013
Interest cost	$666	$664	$635
Expected return on plan assets	(659)	(749)	(706)
Amortization of loss	929	536	788

Net periodic pension expense	$936	$451	$717

In 2016, the Company expects amortization of net gains and losses of $921.

	2015	2014
Loss recognized as a component of accumulated other comprehensive loss:	$5,249	$6,178

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

14.	RETIREMENT PLANS (Continued)

The assumptions used to account for the Plan as of December 31, 2015 and 2014 are as follows:

	2015	2014
Discount rate for benefit obligation	4.30%	3.97%
Discount rate for pension expense	3.97%	4.49%
Expected long-term rate of return on assets	6.53%	6.53%
Rate of compensation increase	0.00%	0.00%

The discount rate for December 31, 2015 and 2014 was calculated using a proprietary yield curve based on above median AA rated corporate bonds. The expected long-term rate-of-return on assets rate is the best estimate of future expected return for the asset pool, given the expected returns and allocation targets for the various classes of assets.

Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the Plan:

	Minimum	Maximum
Asset Category
Equity securities	50%	80%
Fixed income	20%	50%
Cash equivalents	0%	5%

The Plan’s asset allocations at December 31, 2015 and 2014 by asset category are as follows:

	2015	2014
Asset Category
Equity securities*	64%	65%
Debt securities*	34%	34%
Other/Cash	2%	1%

*	May include mutual funds comprised of both stocks and bonds.

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

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

14.	RETIREMENT PLANS (Continued)

The following table presents major categories of plan assets as of December 31, 2015, and inputs and valuation techniques used to measure the fair value of plan assets regarding the ACS Retirement Plan:

	Fair Value Measurement at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Asset Category
Money market/cash	$220	$220	$—	$—

Equity securities (Investment Funds)*
International growth	1,709	1,709	—	—
U.S. small cap	1,458	1,458	—	—
U.S. medium cap	1,134	1,134	—	—
U.S. large cap	2,867	2,867	—	—
Debt securities (Investment Funds)*
Certificate of deposits	1,738	1,738	—	—
Fixed income	2,076	2,076	—	—

	$11,202	$11,202	$—	$—

*	May include mutual funds comprised of both stocks and bonds.

The benefits expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

2016	$1,046
2017	1,089
2018	1,106
2019	1,077
2020	1,088
2021-2025	5,364

Post-retirement Health Benefit Plan

The Company has a separate executive post-retirement health benefit plan. On December 31, 2015, the plan was underfunded by $167 with plan assets of $119. The net periodic post-retirement cost for 2015 and 2014 was $9 and $7, respectively.

15.	EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common shares equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. The Company includes dilutive stock options based on the “treasury stock method.” Due to the Company’s reported net loss for the year ended December 31, 2014, 2,345 potential common share equivalents outstanding, which consisted of restricted stock and deferred shares granted to directors, were anti dilutive. Excluded from the calculations for the year ended December 31, 2013 were options and SSARs totaling 24 which were out-of-the-money and therefore anti-dilutive. Also excluded

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

15.	EARNINGS PER SHARE (Continued)

from the calculations were shares related to the Company’s 5.75% Notes which were anti-dilutive for the twelve month period ended December 31, 2013 and shares related to the Company’s 6.25% Notes which were anti-dilutive for the twelve month period ended December 31, 2014.

While it is the Company’s intent to settle the principal portion of its 6.25% Notes in cash, the Company used the “if converted” method in calculating the diluted earnings per share effect of the assumed conversion of the contingently convertible debt through December 31, 2014. Under the “if converted” method, the after tax effect of interest expense related to the convertible securities is added back to net income and the convertible debt is assumed to have been converted into common stock at the earlier of the debt issuance date or the beginning of the period. The Company’s 6.25% Notes were anti-dilutive for the twelve month period ended December 31, 2014 and were dilutive and included in the computation of dilutive EPS for the twelve months ended December 31, 2013.

Effective in 2015, the Company discontinued use of the “if converted” method in calculating the diluted earnings per share in connection with the contingently convertible debt. The Company’s 6.25% Notes are convertible by the holder beginning February 1, 2018 at an initial conversion rate of 97.2668 shares of common stock per one thousand dollars principal amount of the 6.25% Notes. This is equivalent to an initial conversion price of approximately $10.28 per share of common stock. Given that the Company’s current share price is well below $10.28, the Company does not anticipate that there will be a conversion of the 6.25% Notes into equity. Effective in the first quarter of 2015, the Company determined that it has the intent and ability to settle the principal and interest payments on its 6.25% Notes in cash over time. This determination was based on (i) the Company’s improved liquidity position subsequent to the Wireless Sale, including its performance against the financial ratios defined under the terms of its then in effect 2010 Senior Credit Facility, reduced levels of debt and increased availability under its revolving credit facility; (ii) its intention to refinance its term loan facility to provide additional borrowing flexibility; and (iii) its expectations of future operating performance. In the third quarter of 2015, the Company successfully completed the aforementioned refinancing transactions which resulted in a reduction in total borrowings and provided for maturities on the Company’s term loan facilities in 2018 compared with 2016 under the 2010 Senior Credit Facility. See Note 11 “Long-Term Obligations.” Accordingly, 10,809 shares related to the 6.25% Notes have been excluded from the calculation of diluted earnings per share for the twelve month period ended December 31, 2015.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Net income (loss) attributable to Alaska Communications	$12,954	$(2,780)	$158,471
Tax-effected interest expense attributable to convertible notes	—	—	5,813

Net income (loss) attributable to ACS assuming dilution	$12,954	$(2,780)	$164,284

Weighted average common shares outstanding:
Basic shares	50,247	49,334	47,092
Effect of stock-based compensation	1,121	—	530
Effect of 6.25% convertible notes	—	—	11,485

Diluted shares	51,368	49,334	59,107

Income (loss) per share attributable to Alaska Communications:
Basic	$0.26	$(0.06)	$3.37

Diluted	$0.25	$(0.06)	$2.78

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

16.	INCOME TAXES

Consolidated income (loss) before income tax was as follows:

	2015	2014	2013
Income (loss) before income tax	$23,085	$(4,567)	$214,841

The income tax provision for the years ended December 31, 2015, 2014 and 2013 was comprised of the following:

	2015	2014	2013
Current:
Federal income tax	$4,320	$217	$—
State income tax	693	43	—

Total current expense	5,013	260	—

Deferred:
Federal, excluding operating loss carry forwards	69,774	(1,620)	43,301
State, excluding operating loss carry forwards	19,725	(427)	14,969
Change in valuation allowance	—	—	(1,900)
Tax benefit of operating loss carry forwards:
Federal	(66,285)	—	—
State	(18,027)	—	—

Total deferred expense (benefit)	5,187	(2,047)	56,370

Total income tax expense (benefit)	$10,200	$(1,787)	$56,370

The following table provides a reconciliation of the Federal statutory tax at 35% to the recorded tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013, respectively:

	2015	2014	2013
Computed federal income taxes at the statutory rate	$8,080	$(1,598)	$75,194
Expense (benefit) in tax resulting from:
State income taxes (net of Federal benefit)	1,408	(278)	13,104
Other	263	58	(178)
Stock-based compensation	449	31	44
Change in valuation allowance	—	—	(1,900)
Crest examination settlement	—	—	(29,894)

Total income tax expense (benefit)	$10,200	$(1,787)	$56,370

The Company accounts for income taxes under the asset-liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided when it is “more likely than not” that the benefits of existing deferred tax assets will not be realized in a future period. At December 31, 2015, it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. Therefore, no valuation allowance is necessary.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

16.	INCOME TAXES (Continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014, respectively, are as follows:

	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$16,863	$94,435
Deferred capacity revenue	22,654	—
Reserves and accruals	6,522	8,158
Intangibles and goodwill	1,765	6,694
Fair value on interest rate swaps	—	1,055
Pension liability	2,010	2,304
Allowance for doubtful accounts	696	1,164
Alternative minimum tax carry forward	9,668	5,308
Other	277	1,032

Deferred tax assets after valuation allowance	60,455	120,150

Deferred tax liabilities:
Debt issuance costs	(1,907)	(2,596)
Property, plant and equipment	(41,886)	(23,999)
AWN investment	—	(70,577)
Fair value on interest rate swaps	(2)	—

Total deferred tax liabilities	(43,795)	(97,172)

Net deferred tax asset	$16,660	$22,978

The Company adopted the provisions of ASU 2015-17 in 2015. ASU 2015-17 requires that all deferred tax assets and liabilities be classified as non-current on the balance sheet. In accordance with ASU 2015-17, the Company’s balance sheet at December 31, 2014 reflects the reclassification of current deferred tax assets of $104,245 and non-current deferred tax liabilities of $81,267 to non-current deferred tax assets.

As of December 31, 2015, the Company has available Federal and state alternative minimum tax credits of $8,932 and $1,132, respectively. As of December 31, 2015, the Company has available Federal and state net operating loss carry forwards of $45,122 and $17,533, respectively, which have various expiration dates beginning in 2031 through 2035.

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

The Company files consolidated income tax returns for Federal and state purposes in addition to separate tax returns of certain subsidiaries in multiple state jurisdictions. As of December 31, 2015, the Company is not under examination by any income tax jurisdiction. The Company is no longer subject to examination for years prior to 2012.

The Company accounts for income tax uncertainties using a threshold of “more-likely-than-not” in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”). As of December 31, 2015, the Company has reviewed all of its tax filings and positions taken on its returns and has not identified any material current or

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

16.	INCOME TAXES (Continued)

future effect on its consolidated results of operations, cash flows or financial position. As such, the Company has not recorded any tax, penalties or interest on tax uncertainties. It is Company policy to record any interest on tax uncertainties as a component of income tax expense.

17.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, Alaska Communications, through the Compensation and Personnel Committee of its Board of Directors, may grant stock options, restricted stock, stock appreciation rights and other awards to officers, employees, consultants, and non-employee directors. Upon the effective date of the Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan, as amended and restated on June 30, 2014, (“2011 Incentive Award Plan”), the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan and the ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan, (together the “Prior Plans”) were retired. All future awards will be granted from the 2011 Incentive Award Plan. The Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan (“2012 ESPP”) was approved by the Company’s shareholders in June 2012 and the ACS 1999 Employee Stock Purchase Plan (“1999 ESPP”) was retired on June 30, 2012. References to “stock incentive plans” include, as applicable, the 2011 Incentive Award Plan, the 2012 ESPP, the 1999 ESPP and the Prior Plans. An aggregate of 19,210 shares of the Company’s common stock have been authorized for issuance under its stock incentive plans. Stock-based compensation expense is charged to “Selling, general and administrative” expense in the Consolidated Statements of Comprehensive Income (Loss).

2011 Incentive Award Plan

On June 10, 2011, Alaska Communications shareholders approved the 2011 Incentive Award Plan, which was amended and restated on June 30, 2014 and which terminates in 2021. Following termination, all shares granted under this plan, prior to termination, will continue to vest under the terms of the grant when awarded. All remaining unencumbered shares of common stock previously allocated to the Prior Plans were transferred to the 2011 Incentive Award Plan. In addition, to the extent that any outstanding awards under the Prior Plans are forfeited or expire or such awards are settled in cash, such shares will again be available for future grants under the 2011 Incentive Award Plan. The Company grants Restricted Stock Units and Performance Stock Units as the primary equity based incentive for executive and certain non-union represented employees.

Stock-Settled Stock Appreciation Rights and Stock Options (SSARs)

SSARs were issued to certain former named executive officers in 2008 and 2009. The SSARs vested ratably through April 2011 and had a term of five years. All SSARs have fully vested and have been exercised or expired as of December 2013. No SSARs have been issued since 2009 and no stock options have been granted to employees since 2005. All remaining SSARs and options have expired and the Company had no option or SSAR grants outstanding at December 31, 2015.

Restricted Stock Units, Long-term Incentive Awards and Non-employee Director Stock Compensation

Restricted Stock Units (“RSU”) issued prior to December 31, 2010 vest ratably over three, four or five years, RSUs issued in 2011 vest ratably over three years, and RSUs granted in 2012 vest in one year or ratably over three years. Long-term incentive awards (“LTIP”) were granted to executive management annually through 2010. The LTIP awards cliff vest in five years with accelerated vesting in three years if cumulative three year profitability criteria are met. Since January 2008, the Company has maintained a policy which requires that non-employee directors receive a portion of their annual retainer in the form of Alaska Communications stock. Non-employee director stock compensation vests when granted. The directors make an annual election on whether to have the stock issued or to have it deferred.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

17.	STOCK INCENTIVE PLANS (Continued)

The following table summarizes the RSU, LTIP and non-employee director stock compensation activity for the year ended December 31, 2015:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2014	1,299	$2.30
Granted	1,224	1.84
Vested	(704)	2.66
Canceled or expired	(633)	1.89

Nonvested at December 31, 2015	1,186	$1.83

Performance Based Units

PSUs vest ratably over three years beginning at the grant date, subject to certain Company financial targets being met and approval of the Compensation and Personnel Committee of the Board of Directors.

The following table summarizes PSU activity for the year ended December 31, 2015:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2014	790	$1.78
Granted	1,118	1.80
Vested	(257)	1.70
Canceled or expired	(667)	1.84

Nonvested at December 31, 2015	984	$1.78

Valuation Assumptions

Assumptions used for valuation of equity instruments awarded during the twelve months ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Restricted stock:
Risk free rate	0%	0.0% - 0.23%	0.03% - 0.18%
Quarterly dividend	$—	$—	$—
Expected, per annum, forfeiture rate	9%	9%	0% - 9%

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

17.	STOCK INCENTIVE PLANS (Continued)

Selected Information on Equity Instruments and Share-Based Compensation

Selected information on equity instruments and share-based compensation under the plan for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Years Ended December 31,
	2015	2014	2013
Total compensation cost for share-based payments	$2,008	$2,511	$2,860
Weighted average grant-date fair value of equity instruments granted	$1.82	$1.87	$1.77
Total fair value of shares vested during the period	$2,615	$2,935	$5,011
Unamortized share-based payments	$1,421	$1,392	$1,748
Weighted average period in years to be recognized as expense	1.39	1.45	1.75

Share-based compensation expense is classified as “Selling, general and administrative expense” in the Company’s Consolidated Statements of Comprehensive Income (Loss).

The Company purchases, from shares authorized under the 2011 Incentive Award Plan, sufficient vested shares to cover minimum employee payroll tax withholding requirements upon the vesting of restricted stock. From time to time the Company also purchases sufficient vested shares to cover minimum employee payroll tax withholding requirements. The Company expects to repurchase approximately 286 shares in 2016. This amount is based upon an estimation of the number of shares of restricted stock awards expected to vest during 2016.

Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan

The Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan was approved by the Company’s shareholders in June 2012 and replaced the Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan, as amended. The 2012 ESPP will terminate upon the earlier of (i) the last exercise date prior to the tenth anniversary of the adoption date, unless sooner terminated in accordance with the 2012 ESPP; or (ii) the date on which all purchase rights are exercised in connection with a change in ownership of the Company. The terms of the 2012 ESPP are similar to those of the 1999 ESPP. Under the terms of the 2012 ESPP, all Alaska Communications employees and all employees of designated subsidiaries generally will be eligible to participate in the 2012 ESPP, other than employees whose customary employment is not more than 20 hours per week and five months in a calendar year, or who are ineligible to participate due to restrictions under the Internal Revenue Code. A participant in the 2012 ESPP will be granted a purchase right to acquire shares of common stock at six-month intervals on an ongoing basis, subject to the continuing availability of shares under the 2012 ESPP. Each participant may authorize periodic payroll deductions in any multiple of 1% (up to a maximum of 15%) of eligible compensation to be applied to the acquisition of common stock at semiannual intervals. The 2012 ESPP imposes certain limitations upon a participant’s rights to acquire common stock, including (i) purchase rights granted to a participant may not permit the individual to purchase more than $25 worth of common stock for each calendar year in which those purchase rights are outstanding at any time; (ii) purchase rights may not be granted to any individual if the individual would, immediately after the grant, own or hold outstanding options or other rights to purchase, stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or any of its subsidiaries; and (iii) no participant may purchase more than 10 shares of common stock during any six month offering period. The offering dates are January 1 and July 1 and the purchase dates are June 30 and December 31. The initial purchase date under the 2012 ESPP was December 31, 2012. Shares are purchased on the open market or issued from authorized but unissued shares on behalf of the participant on the purchase date. No participant will have any shareholder rights with respect to the shares covered by their purchase rights until the shares are actually purchased on the participant’s behalf. No adjustments will be made for dividends, distributions or other rights for which the record date is prior to the date of the actual purchase.

The Company reserved 1,500 shares of its common stock for issuance under the 2012 ESPP, which were also available for issuance for the January 1, 2012 through June 30, 2012 offering period under the 1999 ESPP. Any shares issued to employees in respect to the January 1, 2012 through June 30, 2012 offering period under the

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

17.	STOCK INCENTIVE PLANS (Continued)

1999 ESPP reduced (on a one for one basis) the aggregate number of shares available for issuance thereafter under the 2012 ESPP. The fair value of each purchase right under the 2012 ESPP is charged to compensation expense over the offering period to which the right pertains, and is reflected in total compensation cost for share-based payments in the above table.

18.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental non-cash transaction and nonmonetary exchange information for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Supplemental Non-cash Transactions:
Capital expenditures incurred but not paid at December 31	$11,600	$6,678	$8,612
Property acquired under capital leases	$20	$1,877	$171
Additions to ARO asset	$254	$369	$229
Accrued acquisition purchase price	$—	$291	$—
Exchange of debt with common stock	$—	$—	$6,000
Non-cash acquisition, net of cash received	$—	$956	$—
Assets contributed to joint venture by noncontrolling interest	$922	$—	$—
Note receivable on sale of asset	$2,650	$—	$—

Nonmonetary Exchanges:
Property, plant and equipment	$710	$—	$—
Deferred revenue	$(2,310)	$—	$—
Prepaid expenses	$1,600	$—	$—
IRUs received	$2,765	$—	$—
IRUs relinquished	$(2,765)	$—	$—

19.	BUSINESS SEGMENTS

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

19.	BUSINESS SEGMENTS (Continued)

The following table presents service and product revenues from external customers for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Service Revenue
Business and wholesale customers
Voice	$21,969	$22,499	$22,947
Broadband	50,007	43,783	40,027
Managed IT services	3,316	3,492	—
Other	8,089	7,104	7,659
Wholesale	36,792	33,043	30,047

Business and wholesale service revenue	120,173	109,921	100,680

Consumer customers
Voice	13,530	14,932	16,818
Broadband	25,050	24,841	22,108
Other	1,341	1,563	1,739

Consumer service revenue	39,921	41,336	40,665

Total Service Revenue	160,094	151,257	141,345

Growth in Service Revenue	5.8%	7.0%
Growth in Broadband Service Revenue	9.4%	10.4%

Other Revenue
Equipment sales and installations	6,382	5,321	2,083
Access	33,644	35,323	37,033
High cost support	19,682	23,192	18,776

Total Service and Other Revenue	219,802	215,093	199,237

Growth in service and other revenue	2.2%	8.0%
Growth excluding equipment sales	1.7%	6.4%

Wireless and AWN related Revenue
Service revenue, equipment sales and other	6,300	77,054	81,093
Foreign roaming and wireless backhaul	—	—	46,064
Transition services	4,769	—	—
CETC	1,654	19,565	21,019
Amortization of deferred AWN capacity revenue	292	3,151	1,511

Total Wireless and AWN Related Revenue	13,015	99,770	149,687

Total Revenue	$232,817	$314,863	$348,924

The Company’s revenues are derived entirely from external customers in the United States and its long-lived assets are held entirely in the United States.

20.	COMMITMENTS AND CONTINGENCIES

The Company enters into purchase commitments with vendors in the ordinary course of business, including minimum purchase agreements. The Company also has long-term purchase contracts with vendors to support

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2015, 2014 and 2013

(In Thousands, Except Per Share Amounts)

20.	COMMITMENTS AND CONTINGENCIES (Continued)

the on-going needs of its business. These purchase commitments and contracts have varying terms and in certain cases may require the Company to buy goods and services in the future at predetermined volumes and at fixed prices.

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded a liability for estimated litigation costs of $647 at December 31, 2015 against certain current claims and legal actions. The Company also faces contingencies that are reasonably possible to occur, however, they cannot currently be estimated. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

21.	SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited – See accompanying accountant’s report)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
2015
Operating revenues	$65,786	$55,665	$54,735	$56,631	$232,817
Gross profit	34,520	25,587	30,062	30,525	120,694
Operating income (loss)	39,313	(4,375)	8,178	4,630	47,746
Net income (loss)	16,217	(4,860)	1,202	326	12,885
Net income (loss) attributable to Alaska Communications	16,217	(4,841)	1,239	339	12,954
Net income (loss) per share attributable to Alaska Communications:
Basic	0.32	(0.10)	0.02	0.01	0.26
Diluted	0.32	(0.10)	0.02	0.01	0.25

2014
Operating revenues	$78,331	$80,558	$78,465	$77,509	$314,863
Gross profit	33,513	35,757	33,515	31,108	133,893
Operating income (loss)	8,250	10,726	11,668	(884)	29,760
Net (loss) income	(385)	1,085	1,878	(5,358)	(2,780)
Net (loss) income attributable Alaska Communications	(385)	1,085	1,878	(5,358)	(2,780)
Net (loss) income per share attributable to Alaska Communications:
Basic	(0.01)	0.02	0.04	(0.11)	(0.06)
Diluted	(0.01)	0.02	0.04	(0.11)	(0.06)

Operating income (loss), net income (loss), net income (loss) attributable to Alaska Communications and per share amounts in 2015 reflect the gain before income taxes on the Wireless Sale of $39,719, $1,421, $7,092 and $48,232 in the first quarter, second quarter, third quarter and total year, respectively.

22.	SUBSEQUENT EVENTS

On January 29, 2016, the Company repurchased a portion of its 6.25% Notes in the total principal amount of $10,000 for cash consideration of $9,750. The net cash settlement of $10,053 included accrued interest and transaction fees totaling $303. The Company recorded a loss on extinguishment of debt of $374, including the write off of unamortized discounts, the equity component, debt issuance costs and the payment of third-party fees, net of the $250 discount.

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