Form 10-Q
period 2016-03-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2016-05-09
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 26, 2016, there were outstanding 51,231,070 shares of Common Stock, $.01 par value, of the registrant.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$27,965	$36,001
Restricted cash	1,725	1,824
Accounts receivable, net of allowance of $1,233 and $1,693	26,462	25,225
Materials and supplies	5,286	4,674
Prepayments and other current assets	5,927	8,068

Total current assets	67,365	75,792

Property, plant and equipment	1,340,157	1,337,098
Less: accumulated depreciation and amortization	(973,778)	(967,776)

Property, plant and equipment, net	366,379	369,322

Deferred income taxes	16,377	16,660
Other assets	1,793	1,827

Total assets	$451,914	$463,601

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$3,862	$3,671
Accounts payable, accrued and other current liabilities	49,629	51,275
Advance billings and customer deposits	4,294	4,513

Total current liabilities	57,785	59,459

Long-term obligations, net of current portion	175,506	185,018
Other long-term liabilities, net of current portion	64,415	65,265

Total liabilities	297,706	309,742

Commitments and contingencies
Alaska Communications stockholders’ equity:
Common stock, $.01 par value; 145,000 authorized; 51,231 issued and outstanding at March 31, 2016; 50,530 issued and outstanding at December 31, 2015	512	505
Additional paid in capital	157,185	156,971
Accumulated deficit	(1,548)	(1,634)
Accumulated other comprehensive loss	(3,011)	(3,086)

Total Alaska Communications stockholders’ equity	153,138	152,756
Noncontrolling interest	1,070	1,103

Total stockholders’ equity	154,208	153,859

Total liabilities and stockholders’ equity	$451,914	$463,601

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2016	2015

Operating revenues:
Operating revenues, non-affiliates	$56,328	$65,211
Operating revenues, affiliates	—	575

Total operating revenues	56,328	65,786

Operating expenses:
Cost of services and sales, non-affiliates	26,128	26,305
Cost of services and sales, affiliates	—	4,961
Selling, general and administrative	17,340	27,984
Depreciation and amortization	8,520	8,941
Loss (gain) on disposal of assets, net	24	(38,662)
Earnings from equity method investments	—	(3,056)

Total operating expenses	52,012	26,473

Operating income	4,316	39,313

Other income and (expense):
Interest expense	(3,869)	(7,419)
Loss on extinguishment of debt	(336)	(2,628)
Interest income	5	25

Total other income and (expense)	(4,200)	(10,022)

Income before income tax expense	116	29,291

Income tax expense	(63)	(13,074)

Net income	53	16,217

Less net loss attributable to noncontrolling interest	(33)	—

Net income attributable to Alaska Communications	86	16,217

Other comprehensive income (loss):
Minimum pension liability adjustment	14	21
Income tax effect	(9)	(9)
Amortization of defined benefit plan loss	217	273
Income tax effect	(89)	(112)
Interest rate swap marked to fair value	(98)	199
Income tax effect	40	(81)
Reclassification of loss on ineffective hedge	—	1,960
Income tax effect	—	(806)

Total other comprehensive income	75	1,445

Total comprehensive income attributable to Alaska Communications	161	17,662

Net loss attributable to noncontrolling interest	(33)	—
Total other comprehensive income attributable to noncontrolling interest	—	—

Total comprehensive loss attributable to noncontrolling interest	(33)	—

Total comprehensive income	$128	$17,662

Net income per share attributable to Alaska Communications:
Basic and Diluted	$0.00	$0.32

Weighted average shares outstanding:
Basic	50,742	49,916

Diluted	51,637	50,695

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2016

(Unaudited, In Thousands Except Per Share Amounts)

	Alaska Communications Stockholders’ Equity
	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Stockholders’ Equity

Balance at December 31, 2015	50,530	$505	$156,971	$(1,634)	$(3,086)	$1,103	$153,859

Total comprehensive income (loss)	—	—	—	86	75	(33)	128

Stock compensation	—	—	805	—	—	—	805

Extinguishment of convertible note options	—	—	(61)	—	—	—	(61)

Excess tax expense from share-based payments	—	—	(51)	—	—	—	(51)

Surrender of shares to cover minimum withholding taxes on stock-based compensation	—	—	(472)	—	—	—	(472)

Issuance of common stock, pursuant to stock plans, $.01 par	701	7	(7)	—	—	—	—

Balance at March 31, 2016	51,231	$512	$157,185	$(1,548)	$(3,011)	$1,070	$154,208

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$53	$16,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,520	8,941
Gain on wireless sale	—	(39,719)
Loss on disposal of assets, net	24	1,057
Unrealized gain on ineffective hedge	—	(267)
Amortization of debt issuance costs and debt discount	1,016	1,053
Amortization of ineffective hedge	—	1,960
Loss on extinguishment of debt	336	2,628
Amortization of deferred capacity revenue	(847)	(775)
Stock-based compensation	805	484
Deferred income tax expense (benefit)	267	(3,258)
(Benefit) charge for uncollectible accounts	(132)	1,523
Cash distribution from equity method investments	—	3,056
Earnings from equity method investments	—	(3,056)
Other non-cash expense, net	217	270
Income taxes (receivable) payable	(730)	13,612
Changes in operating assets and liabilities	703	(2,345)

Net cash provided by operating activities	10,232	1,381

Cash Flows from Investing Activities:
Capital expenditures	(5,175)	(5,900)
Capitalized interest	(303)	(491)
Change in unsettled capital expenditures	(4,225)	(4,443)
Proceeds on wireless sale	—	276,388
Proceeds on sale of assets	2,663	—
Return of capital from equity investment	—	1,875
Net change in restricted cash	99	—

Net cash (used) provided by investing activities	(6,941)	267,429

Cash Flows from Financing Activities:
Repayments of long-term debt	(10,617)	(241,718)
Debt issuance costs	(37)	(1,027)
Cash paid for debt extinguishment	(150)	—
Cash paid in acquisition of business	—	(291)
Payment of withholding taxes on stock-based compensation	(472)	(399)
Excess tax (expense) benefit from share-based payments	(51)	743

Net cash used by financing activities	(11,327)	(242,692)

Change in cash and cash equivalents	(8,036)	26,118
Cash and cash equivalents, beginning of period	36,001	31,709

Cash and cash equivalents, end of period	$27,965	$57,827

Supplemental Cash Flow Data:
Interest paid	$1,797	$3,384
Income taxes paid, net	$577	$1,977

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Alaska Communications Systems Group, Inc. (“we”, “our”, “us”, the “Company” and “Alaska Communications”), a Delaware corporation, through its operating subsidiaries, provides broadband telecommunication and managed information technology (“managed IT”) services to customers in the State of Alaska and beyond using its telecommunications network.

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position, comprehensive income and cash flows of Alaska Communications Systems Group, Inc. and the following wholly-owned subsidiaries:

• Alaska Communications Systems Holdings, Inc. (“ACS Holdings”)	• Crest Communications Corporation
• WCI Cable, Inc.
• ACS of Alaska, LLC (“ACSAK”)	• WCIC Hillsboro, LLC
• ACS of the Northland, LLC (“ACSN”)	• Alaska Northstar Communications, LLC
• ACS of Fairbanks, LLC (“ACSF”)	• WCI LightPoint, LLC
• ACS of Anchorage, LLC (“ACSA”)	• World Net Communications, Inc.
• ACS Wireless, Inc. (“ACSW”)	• Alaska Fiber Star, LLC
• ACS Long Distance, LLC (“ACSLD”)	• TekMate, LLC (“TekMate”)
• ACS Internet, LLC (“ACSI”)
• ACS Messaging, Inc. (“ACSM”)
• ACS Cable Systems, LLC (“ACSC”)

In addition to the wholly-owned subsidiaries, the Company has a fifty percent interest in ACS-Quintillion JV, LLC, a joint venture formed by its wholly-owned subsidiary ACS Cable Systems, LLC and Quintillion Holdings, LLC (“QHL”) in connection with the North Slope fiber optic network. See Note 3 “Joint Venture” for additional information. The Company previously owned a one-third interest in the Alaska Wireless Network, LLC (“AWN”) which was represented in the Company’s condensed consolidated financial statements as an equity method investment through February 1, 2015. On February 2, 2015, the Company sold this one-third interest in connection with the sale of its wireless operations. See Note 2 “Sale of Wireless Operations” for additional information.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes the disclosures made are adequate to make the information presented not misleading.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income and cash flows for all periods presented. Comprehensive income for the three months ended March 31, 2016, is not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2015 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

Recently Adopted Accounting Pronouncements

In the first quarter of 2016, the Company adopted Accountings Standards Update (“ASU”) No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. As provided by ASU 2015-05, the Company adopted the update prospectively to all arrangements entered into or materially modified beginning in 2016. Adoption of ASU 2015-05 did not have a material effect on the Company’s consolidated financial statements and related disclosures in the first quarter of 2016.

Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 require that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09 from annual periods beginning after December 15, 2016 to annual periods beginning after December 15, 2017. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”). This update provides further guidance on two aspects of Topic 606: (i) identifying performance obligations; and (ii) implementation of licensing guidance. ASU 2016-10 does not change the core principles of the guidance in Topic 606. The Company currently expects to complete its evaluation of the effect ASU 2014-09 and subsequent updates will have on its consolidated financial statements and related disclosures during the fourth quarter of 2016. The Company has not yet selected a transition method.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Provisions include (i) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement; (ii) the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur; (iii) an entity should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period; (iv) excess tax benefits should be classified as an operating activity; (v) an entity may make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; (vi) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates; and (vii) cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Adoption will be applied prospectively, retrospectively or using a modified retrospective method as required by the specific provisions. The Company is evaluating the effect ASU 2016-09 will have on its consolidated financial statements and related disclosures.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

2.	SALE OF WIRELESS OPERATIONS

On December 4, 2014, the Company entered into a Purchase and Sale Agreement to sell to General Communication, Inc. (“GCI”), ACSW’s interest in AWN and substantially all the assets and subscribers used primarily in the wireless business of Alaska Communications and its affiliates (the “Wireless Sale”). The transaction was completed on February 2, 2015, and a gain of $39,719 was recorded in the first quarter of 2015 subject to resolution of potential purchase price adjustments. The following table provides the calculation of the gain:

Consideration:
Cash	$35,916
Cash held in escrow	9,000
Principal payment on 2010 Senior Credit Facility	240,472

Total consideration	285,388
Carrying value of assets and liabilities sold:
Equity investment in AWN	250,192
Assets and liabilities, net	13,862
Net change in deferred capacity revenue	(18,385)

Total carrying value of assets and liabilities sold	245,669

Gain on disposal of assets	$39,719

Upon resolution of purchase price adjustments in the second and third quarters of 2015, the final gain on the sale recorded in 2015 was $48,232 as detailed in the following table:

Consideration:
Cash	$44,688
Principal payment on 2010 Senior Credit Facility	240,472

Total consideration	285,160
Carrying value of assets and liabilities sold:
Equity investment in AWN	250,192
Assets and liabilities, net	5,121
Net change in deferred capacity revenue	(18,385)

Total carrying value of assets and liabilities sold	236,928

Gain on disposal of assets	$48,232

Cash proceeds on the sale in the first quarter of 2015 were $276,388, of which $240,472 was used to pay down the Company’s 2010 Senior Secured Credit Facility. Following final resolution of adjustments for certain working capital assets and liabilities, minimum subscriber levels, preferred distributions and other adjustments, cash proceeds on the sale totaled $285,160 in 2015.

In connection with its decision to sell its wireless operations, the Company incurred a number of transaction related and wind-down costs in 2015. In addition, costs were incurred in connection with plans associated with synergies and future cost reductions resulting from the Company becoming a more focused broadband and managed IT services company. The costs incurred for wind-down and synergy activities include those associated with workforce reductions, termination of retail store and other contracts, and other associated obligations that meet the criteria for reporting as exit obligations under Accounting Standards Codification (“ASC”) 420, “Exit or Disposal Cost Obligations” (“ASC 420”). The Company also incurred costs associated with termination benefits accounted for under ASC 712, “Compensation – Nonretirement Postemployment Benefits” (“ASC 712”). Significant wind-down costs included contract termination costs associated with retail store leases. These obligations included costs associated with the disposal of capital lease assets and liabilities and costs to vacate operating leases.

The following table summarizes the Company’s current obligations for exit activities, including costs accounted for under both ASU 420 and ASU 712, as of and for the three-month period ended March 31, 2016. No further charges under these plans are expected.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

	Labor Obligations	Contract Terminations	Other Associated Obligations	Total
Balance at December 31, 2015	$1,223	$—	$—	$1,223
Credited to expense	(93)	—	—	(93)
Paid and/or settled	(1,078)	—	—	(1,078)

Balance at March 31, 2016	$52	$—	$—	$52

The exit liability is included in “Accounts payable, accrued and other current liabilities” on the Company’s “Consolidated Balance Sheets”.

3.	JOINT VENTURE

In the second quarter of 2015, the Company entered into a series of transactions including the acquisition of a fiber optic network on the North Slope of Alaska and the establishment of a joint venture with QHL. The network will enable commercially-available, high-speed connectivity where only high-cost microwave and satellite communications were available. Through the Alaska Communications and QHL joint venture, this network will be made available to other telecom carriers in the market.

Acquisition of Fiber Optic Network

The Company, through its wholly-owned subsidiary ACS Cable Systems, LLC, acquired a fiber optic cable system (including conduit, licenses, permits and right-of-ways) running from the Kuparuk Operating Center to the Trans-Alaska Pipeline System Pump Station #1 (the “Fiber Optic System”). The purchase price was $11,000, $5,500 of which was paid by the Company at closing and the balance of which was paid on April 7, 2016. The Company sold to the previous owner a 30 year IRU on certain fibers from the Fiber Optic System. The sales price was $400, all of which was paid at closing. The Company also entered into agreements for the exchange of IRUs, pipeline access, conduit and future capacity, and the prepayment of certain fees and services.

Transactions with QHL

The Company sold certain fiber strands from the Fiber Optic System to QHL for $5,300, $2,650 of which was paid to the Company by QHL at closing and the balance of which was paid on March 31, 2016. The Company and QHL also exchanged 30 year IRU agreements.

Formation of Joint Venture

On April 2, 2015, the Company, through its wholly-owned subsidiary ACS Cable Systems, LLC, entered into a joint venture agreement with QHL to form ACS-Quintillion JV, LLC (the “Joint Venture”) for the purpose of expanding the fiber optic network, and making the network available to other telecom carriers. The Joint Venture may also participate in and facilitate other capital and service initiatives in the telecom industry. The Company and QHL each contributed to the Joint Venture IRUs with a combined value of $1,844 ($922 by each party). Each party also contributed cash of $250. The Company contributed an additional IRU with a value of $461. In the first quarter of 2016, the Company and QHL executed an amendment to the operating agreement which provides the Company access to 50% of the Joint Venture’s initial in-field lit capacity in compensation for the Company’s contribution of the additional IRU at the Joint Venture’s formation. This amendment is effective as of the establishment date of the Joint Venture on April 2, 2015. The Company and QHL each hold a 50% voting interest in the Joint Venture.

The Company determined that the Joint Venture is a Variable Interest Entity as defined in ASC 810, “Consolidation.” The Company consolidated the financial results of the Joint Venture based on its determination that, the 50% voting interest of each party notwithstanding, for accounting purposes it holds a controlling financial interest in, and is the primary beneficiary of, the Joint Venture. This determination was based on (i) the Company’s expected future utilization of certain assets of the Joint Venture in the operation of the Company’s business; (ii) the Company’ engineering, design, installation, service and maintenance expertise in the telecom industry and its existing relationships and presence in the Alaska telecom market are expected to be significant factors in the successful operation of the Joint Venture; and (iii) the Company’s role as Joint Venture manager and its right to a management fee equal to a percentage of the Joint Venture’s collected gross revenue. There was no gain or loss recognized by the Company on the initial consolidation of the Joint Venture. The Company has accounted for and reported QHL’s 50% ownership interest in the Joint Venture as a noncontrolling interest.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The table below provides certain financial information about the Joint Venture included on the Company’s consolidated balance sheet at March 31, 2016 and December 31, 2015. Cash may be utilized only to settle obligations of the Joint Venture. Because the Joint Venture is an LLC, its creditors do not have recourse to the general credit of the Company.

	2016	2015
Cash	$68	$359
Fiber and IRUs, net of accumulated depreciation of $41 and $26	$2,099	$2,278

The operating results and cash flows of the Joint Venture in the three-month period of 2016 were not material to the Company’s consolidated financial results.

4.	EQUITY METHOD INVESTMENTS

The Company had no equity method investments at March 31, 2016 and December 31, 2015. In the first quarter of 2015, the Company held a one-third interest in AWN through February 2, 2015. See Note 2 “Sale of Wireless Operations” for information regarding the Company’s sale of its ownership interest in AWN. The following table provides summarized financial information for AWN for the period January 1 through February 2, 2015:

January 1
through
February 2,
2015
Operating revenues	$21,457
Gross profit	$15,745
Operating income	$9,757
Net income	$9,722
Adjusted Free Cash Flow (1)	$10,805

(1)	Adjusted Free Cash Flow as defined in the Operating Agreement.

5.	FAIR VALUE MEASUREMENTS

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

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The estimated fair value of the Company’s 6.25% Convertible Notes due 2018 (“6.25% Notes”) Notes of $86,057 at March 31, 2016, was estimated based on quoted market prices for identical instruments on dates different from the market trade date value (Level 2). The

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

carrying value of the 6.25% Notes at March 31, 2016 was $90,277. The estimated fair value and carrying value of the Company’s 6.25% Notes were $97,769 and $99,359, respectively at December 31, 2015. The carrying values of the Company’s 2015 Senior Credit Facilities and other long-term obligations of $92,879 and $93,746 at March 31, 2016 and December 31, 2015, respectively, approximate fair value primarily as a result of the stated interest rates of the 2015 Senior Credit Facilities approximating current market rates (Level 2).

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, at each hierarchical level:

	March 31, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other long-term liabilities:
Interest rate swaps	$(166)	$—	$(166)	$—	$(79)	$—	$(79)	$—

Derivative Financial Instruments

The Company, from time to time, uses interest rate swaps to manage variable interest rate risk. At low LIBOR rates, payments under the swaps increase the Company’s cash interest expense.

The outstanding amount of the swaps as of a period end are reported on the balance sheet at fair value, represented by the estimated amount the Company would receive or pay to terminate the swaps, and are valued using models based on readily observable market parameters for all substantial terms of the contracts.

As a component of the Company’s cash flow hedging strategy and to comply with the terms of the 2015 Senior Credit Facilities, on November 27, 2015, the Company entered into a pay-fixed, receive-floating interest rate swap in the notional amount of $44,827 with an interest rate of 5.833%, inclusive of a 4.5% LIBOR spread, and a maturity date of December 31, 2017. Hedge designation for this swap was established on December 18, 2015. The change in fair value between the swap’s acquisition date and designation date of $83 was charged to interest expense. Changes in fair value subsequent to the designation date are recorded to accumulated other comprehensive loss and are reclassified to interest expense when the hedged transaction is recognized in earnings. See Note 9 “Accumulated Other Comprehensive Loss.”

The notional amounts of pay-fixed, receive-floating interest rate swaps at March 31, 2015 were $115,500 and $77,000 with interest rates of 7.220% and 7.225%, respectively, inclusive of a 4.75% LIBOR spread. These swaps began on June 30, 2012 and expired on September 30, 2015. On December 4, 2014, upon the announcement of the sale of its wireless operations, $240,472 of the Company’s 2010 Senior Credit Facility was expected to be repaid. Hedge accounting treatment on the interest rate swap in the notional amount of $115,500 was discontinued because it became “possible” that the interest payments on which the swap were intended to hedge would not occur. At February 2, 2015, 95.5% or $110,268 of the $115,500 swap was deemed ineffective and, therefore, changes in fair value through the swap’s expiration on September 30, 2015 were recorded to interest expense. Through March 31, 2015, $267 was credited to interest expense for the ineffective portion.

The following table presents information about the Company’s interest rate swaps, which are included in “Other long-term liabilities” on the balance sheet, as of and for the three-month periods ending March 31, 2016 and 2015:

	2016	2015
Balance at January 1	$79	$1,416
Reclassified from accumulated other comprehensive loss to other long-term liabilities	87	(199)
Change in fair value credited to interest expense	—	(267)

Balance at March 31	$166	$950

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

6.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities consist of the following at March 31, 2016 and December 31, 2015:

	2016	2015
Accrued payroll, benefits, and related liabilities	$18,483	$17,362
Accounts payable - trade	12,282	16,057
Note payable, non-interest bearing, due 2016	5,500	5,500
Other	13,364	12,356

	$49,629	$51,275

Advance billings and customer deposits consist of the following at March 31, 2016 and December 31, 2015:

	2016	2015
Advance billings	$4,263	$4,482
Customer deposits	31	31

	$4,294	$4,513

7.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at March 31, 2016 and December 31, 2015:

	2016	2015
2015 senior secured credit facilities due 2018	$89,000	$89,750
Debt issuance costs	(2,996)	(3,406)
6.25% convertible notes due 2018	94,000	104,000
Debt discount	(3,723)	(4,641)
Debt issuance costs	(792)	(1,010)
Capital leases and other long-term obligations	3,879	3,996

	179,368	188,689
Less current portion	(3,862)	(3,671)

Long-term obligations, net of current portion	$175,506	$185,018

As of March 31, 2016, the aggregate maturities of long-term obligations were as follows:

2016 (April 1 - December 31)	$2,804
2017 (January 1 - December 31)	4,323
2018 (January 1 - December 31)	176,986
2019 (January 1 - December 31)	39
2020 (January 1 - December 31)	52
2021 (January 1 - December 31)	67
Thereafter	2,608

$186,879

As of March 31, 2016, the Company had no amounts outstanding under the $10,000 revolving credit facility component of its 2015 Senior Credit Facilities.

On January 29, 2016, the Company repurchased a portion of its 6.25% Notes in the total principal amount of $10,000 for cash consideration of $9,750. The net cash settlement of $10,053 included accrued interest and transaction fees totaling $303. The Company recorded a loss on extinguishment of debt of $336, including the write off of unamortized discounts and debt issuance costs and the payment of third-party fees, and net of the repurchase discount of $250 and the amount attributable to the equity component.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

8.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at March 31, 2016 and December 31, 2015:

	2016	2015
Deferred GCI capacity revenue, net of current portion	$36,828	$37,338
Other deferred IRU capacity revenue, net of current portion	16,698	15,304
Other deferred revenue, net of current portion	2,183	3,929
Other long-term liabilities	8,706	8,694

	$64,415	$65,265

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the three-month period ended March 31, 2016:

	Defined
	Benefit
	Pension	Interest
	Plan	Rate Swaps	Total
Balance at December 31, 2015	$(3,089)	$3	$(3,086)
Other comprehensive income (loss) before reclassifications	5	(58)	(53)
Reclassifications from accumulated comprehensive loss to net income	128	—	128

Net other comprehensive income (loss)	133	(58)	75

Balance at March 31, 2016	$(2,956)	$(55)	$(3,011)

Amounts reclassified to net income from our defined benefit pension plan and interest rate swaps have been presented within “Selling, general and administrative expenses” and “Interest expense,” respectively, in the Condensed Consolidated Statements of Comprehensive Income. The estimated amount of accumulated other comprehensive loss to be reclassified to interest expense within the next twelve months is $104. See Note 5 “Fair Value Measurements.”

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table summarizes the restricted stock unit, long-term incentive award and non-employee director stock compensation activity for the three-month period ended March 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	1,186	$1.83
Granted	801	1.75
Vested	(571)	1.84
Canceled or expired	—	—

Nonvested at March 31, 2016	1,416	$1.79

The following table summarizes the performance share unit activity for the three-month period ended March 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	984	$1.78
Granted	798	1.74
Vested	(431)	1.76
Canceled or expired	(8)	1.88

Nonvested at March 31, 2016	1,343	$1.77

The following table provides selected information about the Company’s share-based compensation as of and for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Total compensation cost for share-based payments	$805	$484
Weighted average grant-date fair value of equity instruments granted (per share)	$1.75	$1.69
Total grant date fair value of shares vested during the period	$1,814	$2,252
Expected annual forfeiture rate	9%	9%

At March 31:
Unamortized share-based payments	$3,067	$3,109
Weighted average period (in years) to be recognized as expense	1.8	1.8

11.	EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share assumes no dilution and is computed by dividing net income attributable to Alaska Communications by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potential common share equivalents include restricted stock granted to employees and deferred shares granted to directors. The Company includes dilutive stock options based on the “treasury stock method.”

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Effective in 2015, the Company discontinued use of the “if converted” method in calculating diluted earnings per share in connection with its contingently convertible debt. The Company’s 6.25% Notes are convertible by the holder beginning February 1, 2018 at an initial conversion rate of 97.2668 shares of common stock per one thousand dollars principal amount of the 6.25% Notes. This is equivalent to an initial conversion price of approximately $10.28 per share of common stock. Given that the Company’s current share price is well below $10.28, the Company does not anticipate that there will be a conversion of the 6.25% Notes into equity. Effective in the first quarter of 2015, the Company determined that it has the intent and ability to settle the principal and interest payments on its 6.25% Notes in cash over time. This determination was based on (i) the Company’s improved liquidity position subsequent to the Wireless Sale, including its performance against the financial ratios defined under the terms of its then in effect 2010 Senior Credit Facility, reduced levels of debt and increased availability under its revolving credit facility; (ii) its intention to refinance its term loan facility to provide additional borrowing flexibility; and (iii) its expectations of future operating performance. In the third quarter of 2015, the Company successfully completed the aforementioned refinancing transactions which resulted in a reduction in total borrowings and provided for maturities on the Company’s term loan facilities in 2018 compared with 2016 under the 2010 Senior Credit Facility. Accordingly, 9,453 and 11,088 shares related to the 6.25% Notes have been excluded from the calculation of diluted earnings per share for the three-month periods ended March 31, 2016 and 2015, respectively.

The calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Net income attributable to Alaska Communications	$86	$16,217

Weighted average common shares outstanding:
Basic shares	50,742	49,916
Effect of stock-based compensation	895	779

Diluted shares	51,637	50,695

Net income per share attributable to Alaska Communications:
Basic	$0.00	$0.32

Diluted	$0.00	$0.32

12.	RETIREMENT PLANS

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

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. As of March 31, 2016, this plan is not fully funded under the Employee Retirement Income Security Act of 1974, as amended.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Interest cost	$167	$166
Expected return on plan assets	(181)	(187)
Amortization of loss	231	294

Net periodic pension expense	$217	$273

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental non-cash transaction information for the three-month periods ended March 31, 2016 and 2015:

	2016	2015
Supplemental Non-cash Transactions:
Capital expenditures incurred but not paid at March 31	$7,401	$2,386
Property acquired under capital leases	$—	$20
Additions to ARO asset	$66	$3
Accrued acquisition purchase price	$—	$(291)
Contingent Wireless Sale proceeds held in escrow	$—	$9,000
Net change in restricted cash	$—	$(9,000)

14.	BUSINESS SEGMENTS

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

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company establishes an accrual when a particular contingency is probable and estimable, and has recorded litigation accruals of $622 at March 31, 2016 against certain current claims and legal actions. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	governmental and public policy changes, including on-going changes in our revenues or obligations we will assume to receive these revenues, resulting from regulatory actions affecting inter-carrier compensation, Universal Service Funding (“USF”) for high cost support, and on-going support for programs such as lifeline services to our customers

•	our size, because we are a smaller sized competitor in the markets we serve and we compete against large competitors with substantially greater resources

•	the Alaskan economy, which is expected to be impacted by continued low crude oil prices, which, if sustained, are expected to have a significant impact on both the level of spending by the State of Alaska and the level of investment in resource development projects by major exploration companies in Alaska. Both outcomes may impact the economy in the markets we serve and impact our future financial performance

•	our ability to maintain our new cost structure as a more focused broadband and managed IT services company following the sale and subsequent wind-down of our Wireless operations. Maintaining our cost reductions is key to generating cash flow from operating activities. If we fail to maintain these reductions, our financial condition will be impacted

•	the cost and availability of future financing, at the terms, and subject to the conditions necessary, to support our business and pursue growth opportunities. Our debt could also have negative consequences for our business. For example, it could increase our vulnerability to general adverse economic and industry conditions, or limit our flexibility in planning for, or reacting to, changes in our business and the telecommunications industry. In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our credit facilities. If we are unable to satisfy the financial covenants contained in those agreements, or are unable to generate cash sufficient to make required debt payments, the lenders and other parties to those arrangements could accelerate the maturity of some or all of our outstanding indebtedness

•	disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of the physical infrastructure, operating systems or devices that our customers use to access our products and services

•	our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including on-going capital expenditures needed to upgrade our network to industry competitive speeds

•	our ability to continue to develop attractive, integrated products and services to evolving industry standards, and meet the pressure from competition to offer these services at lower prices

•	unanticipated damage to one or more of our undersea fiber optic cables resulting from construction or digging mishaps, fishing boats or other reasons

•	structural declines for voice and other legacy services within the telecommunications industry

•	our ability to successfully renegotiate the Company’s collective bargaining agreement. Our Master Collective Bargaining Agreement with the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”) expires on December 31, 2016

•	a maintenance or other failure of our network or data centers

•	a failure of information technology systems

•	a third party claim that the Company is infringing upon their intellectual property, resulting in litigation or licensing expenses, or the loss of our ability to sell or support certain products

•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan

•	the success or failure of any future acquisitions or other major transactions

•	geologic or other natural disturbances relevant to the location of our operations

•	the ability to attract, recruit, retain and develop the workforce necessary for implementing our business plan

•	the success of the Company’s expansion into managed IT services, including the execution of such services for customers

•	the success of our joint venture with Quintillion Holdings, LLC to provide broadband solutions to the North Slope of Alaska

•	our internal control over financial reporting may not be effective, which could cause our financial reporting to be unreliable

•	the matters described under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

OVERVIEW

Over the past two years, through a series of transactions and investments, we have evolved from a wireline and wireless telecom provider to a fiber broadband and managed IT services provider, primarily to business and wholesale customers in and out of Alaska. We also provide telecommunication services to consumers throughout the state. Our facilities based communications network extends throughout Alaska and connects to the contiguous states via our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers.

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

Alaska’s economy is dependent on investment by oil companies, and state tax revenues correlate with the price of oil as the State assesses a tax based on the retail price of oil that transits the pipeline from the North Slope. During 2014 and 2015, the price of crude oil dropped substantially, which is primarily impacting the state in two ways:

1.	Resource based companies have indicated, that although Alaska is a strategic area of investment, they are reducing their level of spending in the state, and in particular the North Slope, by reducing their operating costs. “In flight” development projects are continuing, however, should the price of oil remain at its current levels, spending on future development is expected to be lower.

2.	The State of Alaska is expected to incur budget deficits, requiring reduction in state spending across multiple programs. The State of Alaska is not immune to volatility in the price of oil, and has established multi-year budgetary reserves that mitigate the impact of short term price declines. The State is expecting to reduce spending in its current fiscal year, but the amount of reduction is mitigated by the significant level of reserves on hand. Reduced spending by the State is expected to have a dampening effect on overall economic activity in the state.

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

REGULATORY UPDATE

The items reported under Part I, Item 1. Business – Regulation in our Annual Report on Form 10-K for the year ended December 31, 2015, are updated as follows. This section should be read in conjunction with the corresponding items previously disclosed in our Annual Report.

US Federal Regulatory Matters

Regulation of Broadband Internet Access Services On March 31, 2016, the Federal Communications Commission (“FCC”) adopted a Notice of Proposed Rulemaking seeking comment on updated rules to govern the use and disclosure of Customer Proprietary Network Information in the context of broadband Internet access services, as well as associated customer privacy and data security rules. Until the FCC adopts final rules in this area, it is difficult for us to assess the cost of compliance or the extent to which these proposals may otherwise affect our business.

Lifeline Reform On March 31, 2016, the FCC adopted rules making stand-alone broadband service, as well as bundled voice and data service packages, eligible for Lifeline support, in addition to traditional voice service. The FCC released the text of the new rules on April 27, 2016, and we are assessing the extent to which these new rules may affect our business.

Business Plan Core Principles

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our purpose statement: “As your local-technology partner, Alaska Communications delivers reliable Broadband and Managed IT solutions with exceptional customer service.” To do this we will continue to:

•	Create a Workplace That Develops Our People and Celebrates Success. We believe an engaged workforce is critical to our success. We are deeply committed to the development of our people and creating opportunities for them.

•	Create a Consistent Customer Experience Every Time. We strive to deliver service as promised to our customers, and make it right if our customers are not satisfied with what we delivered. We track virtually every customer interaction and we utilize the Net Promoter Score framework for assessing the satisfaction of our customers.

•	Relentlessly Simplify How We Do Business. We believe we must reduce waste, which is defined as any activity that does not add value to its intended customer. Doing so improves the experience we deliver to our customers. We make investments in technology and process improvement, utilize the LEAN framework, and expect these efforts to meaningfully impact our financial performance in the long-term.

•	Offer Broadband Solutions to Our Customers at Work and Home. We are building on strength in designing, building and operating quality broadband networks and providing new products and solutions to our customers.

We believe we can create value for our shareholders by:

•	Driving revenue growth through increasing business broadband and managed IT service revenues,

•	Generating Adjusted EBITDA and Free Cash Flow growth through margin management, and

•	Careful allocation of capital, including selectively investing success based capital into opportunities that generate appropriate return on investment.

2016 Operating Initiatives

•	Organic revenue growth, driven by Business and wholesale, and continued growth in Adjusted EBITDA and Free Cash Flow as one of the lowest levered companies in our industry on an Adjusted EBITDA basis.

•	Continue to advance our offerings and partnerships related to managed IT services including security services and monitoring. We intend to be the premier Cloud Enabler for businesses in the state of Alaska.

•	Continue improving our service experience to all of our customers in a differentiated manner from our competition.

•	Consider strategic opportunities in and out of Alaska that address scale and geographic diversification and reduce the risk of investments made in our company.

•	Expand our deployment of broadband solutions such as hosted Voice over Internet Protocol (“VoIP”) and Virtual Private LAN Service (“VPLS”), and take advantage of our Metro Ethernet Forum designation.

•	Continue building strategic customer relationships, including with anchor tenant type customers such as a regional health care consortium and a regional medical center which were consummated in 2015.

•	Drive continued improvements in our service delivery organization to shorten service intervals and meet customers’ desired due dates.

Revenue Sources by Customer Group

We manage our revenues based on the sale of services and products to the three wireline customer categories listed below. Prior to the Wireless Sale in the first quarter of 2015 we also provided retail wireless services and generated certain revenue streams related to our ownership in AWN.

•	Business and Wholesale (broadband, voice and managed IT services)

•	Consumer (broadband and voice services)

•	Regulatory (access services, high cost support and carrier termination)

•	Wireless and AWN Related

 Business and Wholesale

Providing services to Business and wholesale customers provides the majority of our revenues and is expected to be the primary driver of our growth over the next few years. Our business customers include small and medium businesses, larger enterprises, and government customers. We are the only Alaska-based carrier that is Carrier Ethernet 2.0 Certified. This certification means that we meet international standards for the quality of our broadband services. We also offer IP based voice including the largest SIP implementations in the state of Alaska, and are the first Microsoft Express Route provider in the state. We believe our network differentiates us in the markets we serve, because we prefer not to compete on price; but on the quality, reliability and the overall value of our solutions. Accordingly, we have significant capacity to “sell into” the network we operate and do so at what we believe are attractive incremental gross margins.

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

Consumer

We also provide voice and broadband services to residential customers. Given that our primary competitor has extensive quad play capabilities (video, voice, wireless and broadband) we target how and where we offer products and services to this customer group in order to maintain our returns. Our focus is to offer higher bandwidth speeds to these customers, leveraging the capabilities of our existing network. Our primary competitive advantage is that we offer bandwidth without data caps, while our competitor charges customers or throttles customers’ speeds for exceeding given levels of data usage. We expect modest declines in revenues from these customers in the near term and expect them to stabilize within approximately the next year.

Regulatory

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

Wireless & AWN Related

Prior to the Wireless Sale in the first quarter of 2015, we provided wireless voice and broadband services, and other value-added wireless products and services, such as wireless devices, across Alaska with roaming coverage available in the contiguous states, Hawaii and Canada by utilizing the AWN network.

Executive Summary

The following summary should be read in conjunction with “Non-GAAP Financial Measures” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating Revenues

Total wireline revenue of $56.3 million increased $2.6 million, or 4.8%, in the first quarter of 2016 compared with the first quarter of 2015. Business and wholesale revenue increased $3.6 million, or 11.9%, driven by broadband growth totaling $3.4 million, or 18.2%. Consumer and regulatory revenue declined $0.7 million and $0.3 million, respectively. Wireless and AWN related revenue, including transition services revenue, was $12.1 million in the first quarter of 2015. The sale of our Wireless operations was completed in the first quarter of 2015 and no wireless revenues were recorded subsequent to the second quarter of 2015.

Adjusted EBITDA

Adjusted EBITDA, as defined in “Non-GAAP Financial Measures” (“Adjusted EBITDA”) of $13.9 million in the first quarter of 2016 increased $1.4 million, or 11.8%, from $12.5 million in the first quarter of 2015 due primarily to the growth in Business and wholesale revenue and our improved cost structure following the sale and wind-down of our wireless operations in 2015, partially offset by cash distributions from AWN received in 2015. We are currently on track to meet our full year 2016 Adjusted EBITDA guidance of approximately $59 million.

Operating Metrics

Business broadband average monthly revenue per user (“ARPU”) of $306.93 in the first quarter of 2016 increased from $251.51 in the first quarter of 2015. Business broadband connections of 15,394 at March 31, 2016, were down from connections of 15,584 at March 31, 2015. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as is a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons we do not disclose our sales or performance in MRC.

Consumer broadband connections of 33,850 were down 7.5% year over year due to our discontinuance of providing lower bandwidth speeds and the impact of significant competitive pressure from our largest competitor in the market. However, consumer broadband ARPU improved to $60.59 in the first quarter of 2016 compared with $59.33 in the first quarter of 2015 as the result of customers moving to our higher bandwidth products.

The table below provides certain key operating metrics as of or for the periods indicated.

	March 31,
	2016	2015
Voice:
At quarter end:
Consumer access lines	36,567	42,492
Business access lines	76,302	78,734
Quarter:
ARPU - consumer	$28.39	$26.49
ARPU - business	$23.35	$22.93

Broadband:
At quarter end:
Consumer connections	33,850	36,612
Business connections (1)	15,394	15,584
Quarter:
ARPU - consumer	$60.59	$59.33
ARPU - business (1)	$306.93	$251.51

(1)	Business broadband connections have been changed to exclude certain internal use circuits, resulting in higher reported ARPU. Prior period information has been restated to conform to the current presentation.

Liquidity

We generated $10.2 million of cash from operating activities in the first quarter of 2016 compared with $1.4 million in the first quarter of 2015. This improvement primarily reflects our improved cost structure and lower payments for Wireless Sale transaction and wind-down costs, interest and taxes, partially offset by cash distributions received from AWN in 2015.

In the first quarter of 2016, we invested a total of $9.4 million of cash in capital, including the settlement of items accrued in previous periods, and repurchased a portion of our 6.25% Notes in the principal amount of $10.0 million at a 2.5% discount.

Net debt (defined as total debt excluding debt issuance costs less cash and cash equivalents) at March 31, 2016 was $155.2 million compared with $157.1 million at December 31, 2015.

RESULTS OF OPERATIONS

The revenue information presented in the table below reflects the organization of revenue streams described in “Revenue Sources by Customer Group” above. First quarter 2015 revenues have been reclassified to conform to the 2016 presentation. The reclassifications include (i) assigning equipment sales and installations to Business and wholesale and Consumer (included in “Voice and other”); and (ii) establishment of a Regulatory revenue category. All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

	Three Months ended March 31,
(in thousands)	2016	2015	Change	% Change
Wireline revenue:
Business and wholesale
Business broadband	$14,180	$11,802	$2,378	20.1%
Business voice and other	7,090	6,935	155	2.2%
Managed IT services	1,081	729	352	48.3%
Equipment sales and installations	1,587	1,548	39	2.5%
Wholesale broadband	7,598	6,616	982	14.8%
Wholesale voice and other	2,015	2,350	(335)	-14.3%

Total business and wholesale	33,551	29,980	3,571	11.9%

Consumer

Broadband	6,142	6,638	(496)	-7.5%
Voice and other	3,382	3,607	(225)	-6.2%

Total consumer	9,524	10,245	(721)	-7.0%

Total business, wholesale and consumer revenue	43,075	40,225	2,850	7.1%

Growth in business, wholesale and consumer revenue	7.1%
Growth in broadband revenue	11.4%

Regulatory revenue
Access	8,172	8,586	(414)	-4.8%
High cost support	5,081	4,921	160	3.3%

Total regulatory revenue	13,253	13,507	(254)	-1.9%

Total wireline revenue	56,328	53,732	2,596	4.8%

Growth in wireline revenue	4.8%

Total Wireless & AWN related revenue	—	12,054	(12,054)	-100.0%

Total operating revenues	$56,328	$65,786	$(9,458)	-14.4%

Operating expenses:
Cost of services and sales, non-affiliates	26,128	26,305	(177)	-0.7%
Cost of services and sales, affiliates	—	4,961	(4,961)	-100.0%
Selling, general and administrative	17,340	27,984	(10,644)	-38.0%
Depreciation and amortization	8,520	8,941	(421)	-4.7%
Loss (gain) on disposal of assets, net	24	(38,662)	38,686	n/a
Earnings from equity method investments	—	(3,056)	3,056	-100.0%

Total operating expenses	52,012	26,473	25,539	96.5%

Operating income	4,316	39,313	(34,997)	-89.0%
Other income and (expense):
Interest expense	(3,869)	(7,419)	3,550	-47.9%
Loss on extinguishment of debt	(336)	(2,628)	2,292	-87.2%
Interest income	5	25	(20)	-80.0%

Total other income and (expense)	(4,200)	(10,022)	5,822	-58.1%

Income before income tax expense	116	29,291	(29,175)	-99.6%

Income tax expense	(63)	(13,074)	13,011	-99.5%

Net income	53	16,217	(16,164)	-99.7%
Less net loss attributable to noncontrolling interest	(33)	—	(33)	-100.0%

Net income attributable to Alaska Communications	$86	$16,217	$(16,131)	-99.5%

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $33.6 million increased $3.6 million, or 11.9%, in the first quarter of 2016 from $30.0 million in the first quarter of 2015. This improvement was primarily driven by a $2.4 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as multi-protocol label switching (“MPLS”), dedicated Internet and Enhanced Metro Ethernet. Although business broadband connections have declined marginally, business broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Business broadband ARPU increased to $306.93 in the first quarter of 2016 from $251.51 in the first quarter of 2015, an increase of 22.0%. Managed IT services revenue increased $0.4 million and wholesale broadband revenue increased $1.0 million year over year. These increases were partially offset by a $0.2 million net decrease in voice and other revenue due primarily to 2,432 fewer connections year over year. ARPU of $23.35 in 2016 was up marginally compared with $22.93 in 2015.

Consumer

Consumer revenue of $9.5 million decreased $0.7 million, or 7.0%, in the first quarter of 2016. Broadband revenue decreased $0.5 million to $6.1 million in 2016 from $6.6 million in 2015 due to a 2,762 decrease in connections year over year. However, customers are subscribing to higher levels of bandwidth speeds, which resulted in a 2.1% increase in ARPU to $60.59 from $59.33 in the prior year. Voice and other revenue decreased $0.2 million primarily due to 5,925 fewer connections, partially offset by an increase in ARPU to $28.39 from $26.49 in the prior year. The downward trend in connections is expected to continue as more customers discontinue using their fixed landline voice service and move to wireless alternatives.

Regulatory

Regulatory revenue of $13.3 million decreased $0.2 million, or 1.9%, in the first quarter of 2016 from $13.5 million in the first quarter of 2015 due to a $0.4 million reduction in access revenue caused primarily by lower eligible access lines combined with lower rates, partially offset by a one-time $0.2 million increase in high cost support.

Wireless and AWN Related

Wireless and AWN related revenue of $12.1 million in the first quarter of 2015 included service, equipment sales and other revenue of $6.1 million, transition services revenue of $4.1 million associated with the Company providing certain retail services to its previous wireless customers for an interim period following the sale, and Competitive Eligible Telecommunications Carrier (“CETC”) revenue of $1.7 million. The Company recorded no Wireless and AWN related revenue in the first quarter of 2016 as a result of the sale of its wireless operations effective February 2, 2015 and subsequent wind-down during 2015.

Operating Expenses

Cost of Services and Sales, Non-Affiliates

Cost of services and sales, non-affiliates of $26.1 million decreased $0.2 million, or 0.7%, in the first quarter of 2016 from $26.3 million in the first quarter of 2015. This decrease reflects the avoidance of $1.2 million of wireless devise and accessory costs recorded in 2015, partially offset by a $1.0 million increase in circuit installation costs for new customers recorded in the first quarter of 2016.

Cost of Services and Sales, Affiliates

Cost of services and sales, affiliates were zero in the first quarter of 2016 compared with $5.0 million in the first quarter of 2015 due to the sale of our wireless operations and the discontinuance of the associated affiliate transactions.

Selling, General and Administrative

Selling, general and administrative expenses of $17.3 million decreased $10.7 million, or 38.0%, in the first quarter of 2016 from $28.0 million in the first quarter of 2015. This decrease reflects a $4.0 million reduction in salaries and benefits resulting from our new cost structure, $2.4 million of severance and $1.6 million of transaction costs recorded in the first quarter of 2015 associated with the sale of the Company’s wireless operations, and a $1.6 million reduction in bad debt expense associated primarily with certain rural health care accounts.

Depreciation and Amortization

Depreciation and amortization expense of $8.5 million decreased $0.4 million, or 4.7%, in the first quarter of 2016 from $8.9 million in the first quarter of 2015 due primarily to the sale of wireless assets in 2015.

Loss (Gain) on Disposal of Assets, Net

The gain on the disposal of assets of $38.7 million in the first quarter of 2015 reflected the $39.7 million gain on the sale of our wireless operations, partially offset by losses of $1.0 million related to obsolete wireless assets disposed of and $0.1 million related to abandoned projects.

Earnings from Equity Method Investments

Earnings from equity method investments of $3.1 million in 2015 consisted of the Company’s share of the earnings of AWN. The Company sold its investment in AWN in connection with the sale of its wireless operations in the first quarter of 2015.

Other Income and Expense

Interest expense of $3.9 million in the first quarter of 2016 decreased $3.5 million compared with $7.4 million in the same period of 2015. This decrease was due primarily to lower outstanding debt year over year resulting from the pay down of $240.5 million of our 2010 Senior Credit Facility in February of 2015 and, to a lesser extent, the effect of our 2015 refinancing transactions completed on September 14, 2015. The $0.3 million loss on extinguishment of debt in the first quarter of 2016 was associated with the repurchase of our 6.25% Notes in the principal amount of $10.0 million. The $2.6 million loss on extinguishment of debt in the first quarter of 2015 was associated with the $240.5 million repayment of our 2010 Senior Credit Facility with proceeds from the Wireless Sale and consisted of the write off of unamortized debt issuance costs and discounts of $1.9 million and $0.7 million, respectively.

Income Taxes

Income tax expense and the effective tax rate in the first quarter of 2016 were $0.1 million and 54.3%, respectively, and reflect certain discrete items specific to the first quarter. Income tax expense and the effective tax rate in the first quarter of 2015 were $13.1 million and 44.6%, respectively.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of our joint venture with QHL, which was formed in the second quarter of 2015, was $33 thousand in the first quarter of 2016.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $0.1 million in the first quarter of 2016 compares with $16.2 million in the same period of 2015. The year over year results reflect the revenue and expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures and debt service and repurchases in the first quarter of 2016 through internally generated funds and cash on hand. At March 31, 2016, we had $28.0 million in cash and cash equivalents, $1.7 million in restricted cash and a $10.0 million undrawn revolving credit facility.

Our major sources and uses of funds in the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net cash provided by operating activities	$10,232	$1,381
Capital expenditures	$(5,175)	$(5,900)
Change in unsettled capital expenditures	$(4,225)	$(4,443)
Proceeds on wireless sale	$—	$276,388
Proceeds on sale of assets	$2,663	$—
Return of capital from equity investment	$—	$1,875
Net debt repayments	$(10,617)	$(241,718)
Debt issuance costs	$(37)	$(1,027)
Cash paid for debt extinguishment	$(150)	$—
Interest paid	$(1,797)	$(3,384)

Cash Flows from Operating Activities

Cash provided by operating activities of $10.2 million in the first quarter of 2016 compares with $1.4 million in the first quarter of 2015. The year over year increase was primarily due to our improved cost structure and lower payments for Wireless Sale transaction and wind-down costs, interest and taxes, partially offset by cash distributions received from AWN in 2015. Interest payments, net of cash interest income and including capitalized interest, were $1.8 million and $3.4 million in the first three months of 2016 and 2015, respectively.

Cash provided by operating activities in 2016 reflects net income excluding non-cash items (defined as cash provided by operating activities excluding cash distributions from equity method investments and changes in operating assets and liabilities) of $9.5 million and a $2.9 million increase in accounts payable and other current liabilities, partially offset by a $1.4 million increase in accounts receivable and other current assets and $0.6 million increase in materials and supplies.

Cash provided by operating activities in 2015 reflects net income excluding non-cash items of $0.7 million, $3.1 million of cash distributions from AWN and a $1.6 million decrease in materials and supplies, partially offset by a $4.4 million decrease in accounts payable and other current liabilities due primarily to the payment of Wireless Sale transaction and wind-down costs and interest.

Cash Flows from Investing Activities

Cash used by investing activities of $6.9 million in the first quarter of 2016 consisted primarily of expenditures on capital totaling $9.4 million. Of $5.2 million incurred in 2016, $1.6 million was success based versus maintenance. Proceeds on the sale of assets included the second payment of $2.7 million for the fiber strands sold to QHL in 2015. The Company’s final payment of $5.5 million for the purchase of the Fiber Optic System in 2015 was made in the second quarter of 2016.

Cash provided by investing activities of $267.4 million in the first quarter of 2015 included proceeds on the Wireless Sale of $276.4 million and $1.9 million of cash distributions from AWN. Cash proceeds on the Wireless Sale excluded $9.0 million placed in escrow and classified as restricted cash pending resolution of potential purchase price adjustments. These adjustments were ultimately resolved in the third quarter of 2015 and the Company received $7.1 million of that amount. Total cash paid on capital spending was $10.3 million. Of $5.9 million incurred in the current quarter, $1.8 million was success based versus maintenance.

Our networks require the timely maintenance of plant and infrastructure, and our historical capital expenditures have been significant. Future capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, and our decision to pursue specific acquisition and investment opportunities. Capital spending is typically higher during the second and third quarters. We intend to fund future capital expenditures with cash on hand and net cash generated from operations.

Cash Flows from Financing Activities

Cash used by financing activities of $11.3 million in the first quarter of 2016 consisted primarily of the repurchase of $10.0 million principal amount of our 6.25% Notes for $9.8 million and the scheduled $0.8 million principal payment on the First Lien Term Loan of our 2015 Senior Credit facilities.

Cash used by financing activities of $242.7 million in the first quarter of 2015 consisted primarily of repayments of long term debt of $241.7 million, including $240.5 million paid on our 2010 Senior Credit Facility from proceeds on the Wireless Sale. We also incurred debt issuance costs of $1.0 million associated with the amendment to our 2010 Senior Credit Facility and made a final contingent payment of $0.3 million in connection with the acquisition of TekMate.

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

The 2015 Senior Credit Facilities provide for events of default, including non-payment defaults on other debt, misrepresentation, breach of covenants, representations and warranties, change of control, insolvency and bankruptcy. They also require the maintenance of certain financial ratios as defined below.

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

Debt Service Coverage Ratio: The ratio of (a) Consolidated EBITDA for the consecutive four fiscal quarters ending as of the calculation date to (b) the sum of (i) cash annualized consolidated interest expense and (ii) scheduled principal payments on debt for the four fiscal quarters immediately following the calculation date.

Consolidated EBITDA, as defined in the 2015 Senior Credit Facilities, means consolidated net income, plus the sum of:

•	cash and non-cash interest expense;

•	depreciation and amortization expense;

•	income taxes;

•	other non-cash charges and expense, including equity-based compensation expense;

•	the write down or write off on any assets, other than accounts receivable;

•	subject to limitation, fees and out-of-pocket transaction costs incurred in connection with the 2015 refinancing transactions;

•	certain costs associated with the sale of the Company’s wireless operations and subsequent wind-down.

•	extraordinary, non-recurring or unusual losses;

•	one-time costs associated with permitted acquisitions; and

•	transaction costs and similar amounts required to be expensed under ASC 805, “Business Combinations.”

minus (to the extent included in determining consolidated net income) the sum of:

•	extraordinary, non-recurring or unusual gains on permitted sales or dispositions of assets and casualty events;

•	cash and non-cash interest income;

•	other extraordinary items or nonrecurring items;

•	the write up of any asset; and

•	the Company’s share of earnings in its joint venture with Quintillion if such earnings exceed $0.5 million and at least 50% of the Company’s share in such earnings have not been received in cash by the Company.

Consolidated EBITDA as defined in the 2015 Senior Credit Agreements is not a GAAP measure and is not consistent with Adjusted EBITDA presented elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As disclosed below, we were in compliance with all financial ratios as of March 31, 2016.

	Limit	Actual

Net Total Leverage to Consolidated EBITDA Ratio:
First Lien Term Loan	3.750	3.030
Second Lien Term Loan	4.310	3.030

Senior Leverage to Consolidated EBITDA Ratio:
First Lien Term Loan	2.500	1.780
Second Lien Term Loan	2.875	1.780

	Minimum	Actual

Consolidated EBITDA to Debt Service Coverage Ratio:
First Lien Term Loan	2.000	3.240
Second Lien Term Loan	1.700	3.240

Substantially all of our assets (including those of our subsidiaries) have been pledged as collateral for our 2015 Senior Credit Facilities.

The term loan component of the First Lien Facility bears interest at 4.5% over LIBOR with a LIBOR minimum of 1.0%. The revolving credit facility component of the First Lien Facility bears interest at 4.5% with a LIBOR minimum of 1.0% and a commitment fee of 0.25% on the average daily unused portion. The Second Lien Term Loan bears interest at 8.5% over LIBOR with a LIBOR minimum of 1.0%.

The weighted interest rate on the 2015 Senior Credit Facilities was 6.64% at March 31, 2016.

We believe that we will have sufficient cash on hand, cash provided by operations and availability under our 2015 Senior Credit Facilities to service our debt and fund our operations, capital expenditures and other obligations over the next twelve months. However, our ability to make such an assessment is dependent upon our future financial performance, which is subject to future economic conditions and to financial, business, regulatory, competitive entry and many other factors, many of which are beyond our control and could impact us during the time period of this assessment. See Item 1A. Risk Factors in our Annual Report on Form 10-K and this report for further information regarding these risks.

NON-GAAP FINANCIAL MEASURES

In an effort to provide investors with additional information regarding our financial results, in particular with regards to our liquidity and capital resources, we have disclosed certain non-GAAP financial information which management utilizes to assess performance and believe provides useful information to investors.

The Company has disclosed Adjusted EBITDA, which it has defined as net income before interest, loss on extinguishment of debt, depreciation and amortization, gain or loss on asset purchases or disposals including the sale of our wireless operations, earnings from equity method investments, income taxes, Wireless Sale transaction and wind-down related costs, stock-based compensation, pension adjustments, net loss attributable to noncontrolling interest and expenses under the Company’s long term cash incentive plan (“LTCI”). LTCI expenses are considered part of an interim compensation structure to mitigate the dilutive impact of additional share issuances for executive compensation. Distributions from AWN are included in Adjusted EBITDA.

Free cash flow is defined as Adjusted EBITDA, less recurring operating cash requirements which include capital expenditures, net of cash received for a fiber build for a carrier customer, less cash interest expense, significant non-cash revenue associated with our interconnection agreement with AWN and GCI, and cash receipts and payments associated with the purchase of the North Slope fiber network and establishment of our joint venture with QHL.

Adjusted EBITDA and Free Cash Flow are not GAAP measures and should not be considered a substitute for operating income, net cash provided by operating activities, or net cash provided or used. Adjusted EBITDA as computed below is not consistent with the definition of Consolidated EBITDA referenced in our 2015 Senior Credit Agreements, and other companies may not calculate Non-GAAP measures in the same manner we do.

The following table provides the computation of our Adjusted EBITDA and Free Cash Flow for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Net income	$53	$16,217
Add (subtract):
Interest expense	3,869	7,419
Loss on extinguishment of debt	336	2,628
Interest income	(5)	(25)
Depreciation and amortization	8,520	8,941
Loss (gain) on disposal of assets, net	24	(38,662)
Earnings from equity method investment in AWN	—	(3,056)
AWN distributions received/receivable, net	—	765
Income tax expense	63	13,074
Stock-based compensation	805	484
Long-term cash incentives	211	334
Pension adjustment	21	—
Net loss attributable to noncontrolling interest	33	—
Wireless sale transaction-related and wind-down costs	—	4,346

Adjusted EBITDA	$13,930	$12,465

(Deduct) add:
Capital expenditures	(5,175)	(5,900)
Milestone billings for fiber build project for a carrier customer	—	2,500

Net capital expenditures	(5,175)	(3,400)

Proceeds on sale of fiber to joint venture partner	2,650	—
Amortization of deferred GCI/AWN capacity revenue	(509)	(615)
Cash interest expense	(1,797)	(3,384)

Free cash flow	$9,099	$5,066

OUTLOOK

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

We expect variable growth in equipment sales, as this revenue stream is impacted by non-recurring transactions. We expect access revenues to continue to decline as voice traffic experiences decline with long distance carriers. The future direction of high cost support revenue is uncertain, however, recent indications from the FCC are that such revenue could be stable. We expect our high cost support revenue to be relatively unchanged from 2015. As discussed in Item 1. Business and Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, this revenue stream is undergoing significant reform. It is difficult to predict the future direction of this source of revenue as well as the future obligations we will inherit to sustain this revenue stream.

Our financial guidance for the full year 2016 is as follows:

•	Total wireline revenue of approximately $228 million.

•	Adjusted EBITDA of approximately $59 million.

•	Net capital spending of approximately $35 million.

•	Free cash flow of approximately $5 million.

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of March 31, 2016, we have recorded litigation accruals of $0.6 million against certain of those claims and legal actions. Estimates involved in developing these litigation accruals could change as these claims, legal actions and regulatory proceedings progress. See also Part II, Item 1. Legal Proceedings.

EMPLOYEES

As of March 31, 2016 we employed 645 regular full-time employees, 9 regular part-time employees and 9 temporary employees, compared with 655, 6 and 3, respectively at December 31, 2015. Approximately 57% of our employees are represented by the IBEW. Our Master Collective Bargaining Agreement with the IBEW governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska through December 31, 2016. Management considers employee relations to be generally good.

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional discussion on the application of these and other significant accounting policies, see Note 1 “Summary of Significant Accounting Policies” to our Annual Report on Form 10-K for the year ended December 31, 2015. These policies and estimates are considered critical because they had a material impact, or have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable, materials and supplies, long-lived assets, deferred income taxes and network access reserves. Actual results may differ from those estimates as the collection of those balances is not reasonably assured.

Recently Adopted Accounting Pronouncements

In the first quarter of 2016, the Company adopted Accountings Standards Update (“ASU”) No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. As provided by ASU 2015-05, the Company adopted the update prospectively to all arrangements entered into or materially modified beginning in 2016. Adoption of ASU 2015-05 did not have a material effect on the Company’s consolidated financial statements and related disclosures in the first quarter of 2016.

Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 require that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09 from annual periods beginning after December 15, 2016 to annual periods beginning after December 15, 2017. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”). This update provides further guidance on two aspects of Topic 606: (i) identifying performance obligations; and (ii) implementation of licensing guidance. ASU 2016-10 does not change the core principles of the guidance in Topic 606. The Company currently expects to complete its evaluation of the effect ASU 2014-09 and subsequent updates will have on its consolidated financial statements and related disclosures during the fourth quarter of 2016. The Company has not yet selected a transition method.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Provisions include (i) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement; (ii) the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur; (iii) an entity should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period; (iv) excess tax benefits should be classified as an operating activity; (v) an entity may make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; (vi) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates; and (vii) cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Adoption will be applied prospectively, retrospectively or using a modified retrospective method as required by the specific provisions. The Company is evaluating the effect ASU 2016-09 will have on its consolidated financial statements and related disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is associated with changes in interest rates. The interest rates and cash interest payments were substantially fixed on approximately $139.0 million, or 76%, of our total borrowings of $183.2 million, as of March 31, 2016. Our 6.25% Notes have a fixed coupon rate. The $64.0 million outstanding balance on the First Lien Term Loan of our 2015 Senior Credit Facilities bears interest of LIBOR plus 4.5% with a LIBOR floor of 1.0% and the $25.0 million Second Lien Term Loan bears interest of LIBOR plus 8.5% with a LIBOR floor of 1.0% as of March 31, 2016.

We manage a portion of our exposure to fluxuations in LIBOR and the resulting impact on interest expense and cash interest payments on our 2015 Senior Credit Facilities through the utilization of a pay-fixed, receive-floating interest rate swap designated as a cash flow hedge. As of March 31, 2016, interest expense on $44.8 million, or 50%, of the amount outstanding under the 2015 Senior Senior Credit Facilities was hedged. A hypothetical 100 basis point increase in LIBOR over the floor of 1.0% during the next twelve months would result in an approximately $0.4 million increase in interest expense and cash interest payments associated with the unhedged portion of the 2015 Senior Credit Facilities.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on the evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As disclosed under Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2015, management identified material weaknesses in internal control over financial reporting relating to (i) the effective design, operation and documentation of controls over the accounting for income taxes and (ii) the design and documentation of management review controls and other controls over the accounting and presentation of complex, non-routine transactions, including controls addressing the completeness and accuracy of key assumptions and other data used in the analysis of such transactions.

With the oversight of senior management and our audit committee, the accounting and finance team is developing a plan to remediate the underlying causes of the material weaknesses. This plan will include (i) a review of our control environment to ensure controls are in place that ensure our personnel are sufficiently knowledgeable about the design, operation and documentation of internal control over financial reporting related to complex, non-routine transactions, and (ii) enhancing the design of existing control activities and implementing additional control activities to ensure controls related to complex non-routine transactions, including accounting for income taxes, are properly designed and documented.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the first quarter of 2016 and have concluded that there were no changes to our internal control over financial reporting during the first quarter of 2016 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of March 31, 2016 we have recorded litigation accruals of $0.6 million against certain current claims and legal actions. Other than as described above and as disclosed previously in Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2015, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Other than as described below, there have been no material changes to the Company’s risk factors as previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015. The changes to risk factors described below should be read in conjunction with those disclosed in our Form 10-K.

Our internal control over financial reporting may not be effective, which could cause our financial reporting to be unreliable.

Management’s report on our internal control over financial reporting as of December 31, 2015 is included in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015. Because of its inherent limitations, and irrespective of the existence of material weaknesses, our internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that such controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Any of these circumstances could cause our financial reporting to be unreliable.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit	Where Located

10.1	2015 Alaska Communications Systems Group, Inc. Non-Employee Director Compensation and Reimbursement Policy.	Filed herewith

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Date: May 9, 2016	/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2016	/s/ Laurie Butcher
Laurie Butcher
Senior Vice President of Finance
(Principal Financial and Accounting Officer)