Form 10-Q
period 2016-06-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2016-08-04
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 22, 2016, there were outstanding 51,339,605 shares of Common Stock, $.01 par value, of the registrant.

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.INS
Exhibit 101.SCH
Exhibit 101.CAL
Exhibit 101.DEF
Exhibit 101.LAB
Exhibit 101.PRE

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	June 30, 2016	December 31, 2015
Assets

Current assets:
Cash and cash equivalents	$22,248	$36,001
Restricted cash	1,811	1,824
Accounts receivable, net of allowance of $1,215 and $1,693	23,348	25,225
Materials and supplies	4,984	4,674
Prepayments and other current assets	4,280	8,068

Total current assets	56,671	75,792

Property, plant and equipment	1,346,470	1,337,098
Less: accumulated depreciation and amortization	(979,952)	(967,776)

Property, plant and equipment, net	366,518	369,322

Deferred income taxes	16,063	16,660
Other assets	1,762	1,827

Total assets	$441,014	$463,601

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$4,018	$3,671
Accounts payable, accrued and other current liabilities	38,381	51,275
Advance billings and customer deposits	4,052	4,513

Total current liabilities	46,451	59,459

Long-term obligations, net of current portion	175,483	185,018
Other long-term liabilities, net of current portion	63,622	65,265

Total liabilities	285,556	309,742

Commitments and contingencies
Alaska Communications stockholders’ equity:
Common stock, $.01 par value; 145,000 authorized; 51,339 issued and outstanding at June 30, 2016; 50,530 issued and outstanding at December 31, 2015	513	505
Additional paid in capital	157,954	156,971
Accumulated deficit	(1,231)	(1,634)
Accumulated other comprehensive loss	(2,889)	(3,086)

Total Alaska Communications stockholders’ equity	154,347	152,756
Noncontrolling interest	1,111	1,103

Total stockholders’ equity	155,458	153,859

Total liabilities and stockholders’ equity	$441,014	$463,601

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Operating revenues:
Operating revenues, non-affiliates	$56,262	$55,665	$112,590	$120,876
Operating revenues, affiliates	—	—	—	575

Total operating revenues	56,262	55,665	112,590	121,451

Operating expenses:
Cost of services and sales, non-affiliates	25,543	30,078	51,671	56,383
Cost of services and sales, affiliates	—	—	—	4,961
Selling, general and administrative	17,586	22,611	34,926	50,595
Depreciation and amortization	8,640	8,075	17,160	17,016
Loss (gain) on disposal of assets, net	128	(724)	152	(39,386)
Earnings from equity method investments	—	—	—	(3,056)

Total operating expenses	51,897	60,040	103,909	86,513

Operating income (loss)	4,365	(4,375)	8,681	34,938

Other income and (expense):
Interest expense	(3,852)	(4,257)	(7,721)	(11,676)
Loss on extinguishment of debt	—	—	(336)	(2,628)
Interest income	6	17	11	42

Total other income and (expense)	(3,846)	(4,240)	(8,046)	(14,262)

Income (loss) before income tax (expense) benefit	519	(8,615)	635	20,676

Income tax (expense) benefit	(236)	3,755	(299)	(9,319)

Net income (loss)	283	(4,860)	336	11,357

Less net loss attributable to noncontrolling interest	(34)	(19)	(67)	(19)

Net income (loss) attributable to Alaska Communications	317	(4,841)	403	11,376

Other comprehensive income (loss):
Minimum pension liability adjustment	14	21	28	42
Income tax effect	(6)	(9)	(15)	(18)
Amortization of defined benefit plan loss	217	273	434	546
Income tax effect	(89)	(112)	(178)	(224)
Interest rate swap marked to fair value	(49)	198	(174)	397
Income tax effect	20	(82)	71	(163)
Reclassification to interest expense	26	10	53	1,970
Income tax effect	(11)	(4)	(22)	(810)

Total other comprehensive income	122	295	197	1,740

Total comprehensive income (loss) attributable to Alaska Communications	439	(4,546)	600	13,116

Net loss attributable to noncontrolling interest	(34)	(19)	(67)	(19)
Total other comprehensive income attributable to noncontrolling interest	—	—	—	—

Total comprehensive loss attributable to noncontrolling interest	(34)	(19)	(67)	(19)

Total comprehensive income (loss)	$405	$(4,565)	$533	$13,097

Net income (loss) per share attributable to Alaska Communications:
Basic	$0.01	$(0.10)	$0.01	$0.23

Diluted	$0.01	$(0.10)	$0.01	$0.22

Weighted average shares outstanding:
Basic	51,231	50,252	50,986	50,085

Diluted	52,138	50,252	52,006	51,082

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2016

(Unaudited, In Thousands Except Per Share Amounts)

	Alaska Communications Stockholders’ Equity
					Accumulated
			Additional		Other
		Common	Paid in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Shares	Stock	Capital	Deficit	Loss	Interest	Equity

Balance at December 31, 2015	50,530	$505	$156,971	$(1,634)	$(3,086)	$1,103	$153,859

Total comprehensive income (loss)	—	—	—	403	197	(67)	533

Stock compensation	—	—	1,447	—	—	—	1,447

Extinguishment of convertible note options	—	—	(61)	—	—	—	(61)

Excess tax expense from share-based payments	—	—	(51)	—	—	—	(51)

Surrender of shares to cover minimum withholding taxes on stock-based compensation	—	—	(472)	—	—	—	(472)

Issuance of common stock, pursuant to stock plans, $.01 par	809	8	120	—	—	—	128

Contributions from noncontrolling interest	—	—	—	—	—	75	75

Balance at June 30, 2016	51,339	$513	$157,954	$(1,231)	$(2,889)	$1,111	$155,458

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$336	$11,357
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	17,160	17,016
Gain on wireless sale	—	(41,140)
Loss on disposal of assets, net	152	1,754
Unrealized gain on ineffective hedge	—	(542)
Amortization of debt issuance costs and debt discount	2,021	2,043
Amortization of ineffective hedge	—	1,970
Loss on extinguishment of debt	336	2,628
Amortization of deferred capacity revenue	(1,702)	(1,469)
Stock-based compensation	1,447	1,279
Deferred income tax expense (benefit)	495	(3,394)
Charge for uncollectible accounts	77	1,319
Cash distribution from equity method investments	—	3,056
Earnings from equity method investments	—	(3,056)
Other non-cash expense, net	414	543
Income taxes (receivable) payable	(722)	8,038
Changes in operating assets and liabilities	(1,077)	(9,648)

Net cash provided (used) by operating activities	18,937	(8,246)

Cash Flows from Investing Activities:
Capital expenditures	(13,662)	(26,133)
Capitalized interest	(548)	(788)
Change in unsettled capital expenditures	(9,156)	674
Proceeds on wireless sale	—	278,068
Proceeds on sale of assets	2,663	3,126
Return of capital from equity investment	—	1,875
Net change in restricted cash	13	—

Net cash (used) provided by investing activities	(20,690)	256,822

Cash Flows from Financing Activities:
Repayments of long-term debt	(11,486)	(242,837)
Debt issuance costs	(44)	(1,042)
Cash paid for debt extinguishment	(150)	—
Cash paid in acquisition of business	—	(291)
Cash proceeds from noncontrolling interest	75	250
Payment of withholding taxes on stock-based compensation	(472)	(402)
Excess tax (expense) benefit from share-based payments	(51)	733
Proceeds from the issuance of common stock	128	135

Net cash used by financing activities	(12,000)	(243,454)

Change in cash and cash equivalents	(13,753)	5,122
Cash and cash equivalents, beginning of period	36,001	31,709

Cash and cash equivalents, end of period	$22,248	$36,831

Supplemental Cash Flow Data:
Interest paid	$6,359	$8,941
Income taxes paid, net	$577	$3,942

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

The Company has consolidated the financial results of the joint venture with QHL based on its determination that, for accounting purposes, it holds a controlling financial interest in the joint venture and is the primary beneficiary of this variable interest entity. The Company has accounted for and reported QHL’s 50 percent ownership interest in the joint venture as a noncontrolling interest. See Note 3 “Joint Venture” for additional information.

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income and cash flows for all periods presented. Comprehensive income for the three and six months ended June 30, 2016, is not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2015 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

Recently Adopted Accounting Pronouncements

In the first quarter of 2016, the Company adopted Accountings Standards Update (“ASU”) No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. As provided by ASU 2015-05, the Company adopted the update prospectively to all arrangements entered into or materially modified beginning in 2016. Adoption of ASU 2015-05 did not have a material effect on the Company’s consolidated financial statements and related disclosures in the six-month period ended June 30, 2016.

Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 require that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09 from annual periods beginning after December 15, 2016 to annual periods beginning after December 15, 2017. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”). This update provides further guidance on two aspects of Topic 606: (i) identifying performance obligations; and (ii) implementation of licensing guidance. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). This update (i) clarifies the objective of the collectability criterion; (ii) permits an entity to exclude amounts collected from customers for all sales and other similar taxes from the transaction price; (iii) specifies that the measurement date for noncash consideration is contract inception; (iv) provides a practical expedient for addressing contract modifications; (v) clarifies the definition of a completed contract for transition purposes; and (vi) clarifies certain retrospective adoption guidance. ASU 2016-10 and ASU 2016-12 do not change the core principles of the guidance in Topic 606. The Company currently expects to complete its evaluation of the effect ASU 2014-09 and subsequent updates will have on its consolidated financial statements and related disclosures during the fourth quarter of 2016. The Company has not yet selected a transition method.

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

retrospective method as required by the specific provisions. The Company currently expects to adopt the provisions of ASU 2016-09 in 2017 and is evaluating the effect it will have on its consolidated financial statements and related disclosures.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

2.	SALE OF WIRELESS OPERATIONS

On December 4, 2014, the Company entered into a Purchase and Sale Agreement to sell to General Communication, Inc. (“GCI”), ACSW’s interest in AWN and substantially all the assets and subscribers used primarily in the wireless business of Alaska Communications and its affiliates (the “Wireless Sale”). The transaction was completed on February 2, 2015, and a gain of $41,140 was recorded in the six-month period ended June 30, 2015 subject to resolution of potential purchase price adjustments. The following table provides the calculation of the gain:

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

Cash proceeds on the sale in the six-month period ended June 30, 2015 were $278,068, of which $240,472 was used to pay down the Company’s 2010 Senior Secured Credit Facility. Following final resolution of adjustments for certain working capital assets and liabilities, minimum subscriber levels, preferred distributions and other adjustments, cash proceeds on the sale totaled $285,160 in 2015.

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

The following table summarizes the Company’s current obligations for exit activities, including costs accounted for under both ASU 420 and ASU 712, as of and for the six-month period ended June 30, 2016. No further charges under these plans are expected.

	Labor Obligations	Contract Terminations	Other Associated Obligations	Total
Balance at December 31, 2015	$1,223	$—	$—	$1,223
Credited to expense	(93)	—	—	(93)
Paid and/or settled	(1,111)	—	—	(1,111)

Balance at June 30, 2016	$19	$—	$—	$19

The exit liability is included in “Accounts payable, accrued and other current liabilities” on the Company’s “Consolidated Balance Sheets”.

3.	JOINT VENTURE

In the second quarter of 2015, the Company entered into a series of transactions including the acquisition of a fiber optic network on the North Slope of Alaska and the establishment of a joint venture with QHL. The network enables commercially-available, high-speed connectivity where only high-cost microwave and satellite communications was previously available. Through the Alaska Communications and QHL joint venture, this network has been made available to other telecom carriers in the market.

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

Formation of Joint Venture

On April 2, 2015, the Company, through its wholly-owned subsidiary ACS Cable Systems, LLC, entered into a joint venture agreement with QHL to form ACS-Quintillion JV, LLC (the “Joint Venture”) for the purpose of expanding the fiber optic network, and making the network available to other telecom carriers. The Joint Venture may also participate in and facilitate other capital and service initiatives in the telecom industry. The Company and QHL each contributed to the Joint Venture IRUs with a combined value of $1,844 ($922 by each party). Each party also contributed cash of $250. The Company contributed an additional IRU with a value of $461. In the first quarter of 2016, the Company and QHL executed an amendment to the operating agreement which provides the Company access to 50 percent of the Joint Venture’s initial in-field lit capacity in compensation for the Company’s contribution of the additional IRU at the Joint Venture’s formation. This amendment is effective as of the establishment date of the Joint Venture on April 2, 2015. In the second quarter of 2016, the Company and QHL each made an additional $75 capital contribution to the Joint Venture. The Company and QHL each hold a 50 percent voting interest in the Joint Venture.

The Company determined that the Joint Venture is a Variable Interest Entity as defined in ASC 810, “Consolidation.” The Company consolidated the financial results of the Joint Venture based on its determination

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

3.	JOINT VENTURE (Continued)

that, the 50 percent voting interest of each party notwithstanding, for accounting purposes it holds a controlling financial interest in, and is the primary beneficiary of, the Joint Venture. This determination was based on (i) the Company’s expected future utilization of certain assets of the Joint Venture in the operation of the Company’s business; (ii) the Company’ engineering, design, installation, service and maintenance expertise in the telecom industry and its existing relationships and presence in the Alaska telecom market are expected to be significant factors in the successful operation of the Joint Venture; and (iii) the Company’s role as Joint Venture manager and its right to a management fee equal to a percentage of the Joint Venture’s collected gross revenue. There was no gain or loss recognized by the Company on the initial consolidation of the Joint Venture. The Company has accounted for and reported QHL’s 50 percent ownership interest in the Joint Venture as a noncontrolling interest.

The table below provides certain financial information about the Joint Venture included on the Company’s consolidated balance sheet at June 30, 2016 and December 31, 2015. Cash may be utilized only to settle obligations of the Joint Venture. Because the Joint Venture is an LLC, its creditors do not have recourse to the general credit of the Company.

	2016	2015
Cash	$71	$359
Fiber and IRUs, net of accumulated depreciation of $77 and $26	$2,525	$2,278

The operating results and cash flows of the Joint Venture in the six-month period of 2016 were not material to the Company’s consolidated financial results.

4.	EQUITY METHOD INVESTMENTS

The Company had no equity method investments at June 30, 2016 and December 31, 2015. In the first quarter of 2015, the Company held a one-third interest in AWN through February 2, 2015. See Note 2 “Sale of Wireless Operations” for information regarding the Company’s sale of its ownership interest in AWN. The following table provides summarized financial information for AWN for the period January 1 through February 2, 2015:

January 1
through
February 2,
2015
Operating revenues	$21,457
Gross profit	$15,745
Operating income	$9,757
Net income	$9,722
Adjusted Free Cash Flow (1)	$10,805

(1)	Adjusted Free Cash Flow as defined in the Operating Agreement.

5.	FAIR VALUE MEASUREMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Measurements

The Company has developed valuation techniques based upon observable and unobservable inputs to calculate the fair value of non-current monetary assets and liabilities. Observable inputs reflect market data obtained from independent sources and unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1- Quoted prices for identical instruments in active markets.

•	Level 2- Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3- Significant inputs to the valuation model are unobservable.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

5.	FAIR VALUE MEASUREMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

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

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The estimated fair value of the Company’s 6.25% Convertible Notes due 2018 (“6.25% Notes”) Notes of $86,222 at June 30, 2016, was estimated based on quoted market prices for identical instruments on dates different from the market trade date value (Level 2). The carrying value of the 6.25% Notes at June 30, 2016 was $90,760. The estimated fair value and carrying value of the Company’s 6.25% Notes were $97,769 and $99,359, respectively at December 31, 2015. The carrying values of the Company’s 2015 Senior Credit Facilities and other long-term obligations of $92,010 and $93,746 at June 30, 2016 and December 31, 2015, respectively, approximate fair value primarily as a result of the stated interest rates of the 2015 Senior Credit Facilities approximating current market rates (Level 2).

The following table presents the Company’s financial liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, at each hierarchical level:

	June 30, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other long-term liabilities:
Interest rate swaps	$(178)	$—	$(178)	$—	$(79)	$—	$(79)	$—

Derivative Financial Instruments

The Company currently uses interest rate swaps to manage variable interest rate risk. At low LIBOR rates, payments under the swaps increase the Company’s cash interest expense.

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

The notional amounts of pay-fixed, receive-floating interest rate swaps at June 30, 2015 were $115,500 and $77,000 with interest rates of 7.220% and 7.225%, respectively, inclusive of a 4.75% LIBOR spread. These swaps began on June 30, 2012 and expired on September 30, 2015. On December 4, 2014, upon the announcement of the sale of its wireless operations, $240,472 of the Company’s 2010 Senior Credit Facility was expected to be repaid. Hedge accounting treatment on the interest rate swap in the notional amount of $115,500 was discontinued because it became “possible” that the interest payments on which the swap were intended to hedge would not occur. At February 2, 2015, 95.5% or $110,268 of the $115,500 swap was deemed ineffective and, therefore, changes in fair value through the swap’s expiration on September 30, 2015 were recorded to interest expense. Through June 30, 2015, $541 was credited to interest expense for the ineffective portion.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

5.	FAIR VALUE MEASUREMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The following table presents the notional amount, fair value and balance sheet classification of the Company’s derivative financial instruments designated as cash flow hedges as of June 31, 2016 and December, 31, 2015:

		Notional	Fair
	Balance Sheet Location	Amount	Value
At June 30, 2016:
Interest rate swaps	Other long-term liabilities	$43,788	$178
At December 31, 2015:
Interest rate swaps	Other long-term liabilities	$44,827	$79

The following table presents gains and losses before income taxes on the Company’s interest rate swaps designated as cash flow hedges for the three and six-month periods ending June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(Loss) gain recognized in accumulated other comprehensive loss	$(49)	$198	$(174)	$397
(Loss) gain reclassified from accumulated other comprehensive loss (effective portion)	(26)	10	(53)	1,970
Gain recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	—	274	—	541

6.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities consist of the following at June 30, 2016 and December 31, 2015:

	2016	2015
Accrued payroll, benefits, and related liabilities	$13,676	$17,362
Accounts payable - trade	11,773	16,057
Note payable, non-interest bearing, due 2016	—	5,500
Deferred capacity and other revenue	5,396	4,292
Other	7,536	8,064

	$38,381	$51,275

Advance billings and customer deposits consist of the following at June 30, 2016 and December 31, 2015:

	2016	2015
Advance billings	$4,021	$4,482
Customer deposits	31	31

	$4,052	$4,513

7.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at June 30, 2016 and December 31, 2015:

	2016	2015
2015 senior secured credit facilities due 2018	$88,250	$89,750
Debt issuance costs	(2,584)	(3,406)
6.25% convertible notes due 2018	94,000	104,000
Debt discount	(3,240)	(4,641)
Debt issuance costs	(685)	(1,010)
Capital leases and other long-term obligations	3,760	3,996

	179,501	188,689
Less current portion	(4,018)	(3,671)

Long-term obligations, net of current portion	$175,483	$185,018

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

7.	LONG TERM OBLIGATIONS (Continued)

As of June 30, 2016, the aggregate maturities of long-term obligations were as follows:

2016 (July 1 - December 31)	$1,935
2017 (January 1 - December 31)	4,323
2018 (January 1 - December 31)	176,986
2019 (January 1 - December 31)	39
2020 (January 1 - December 31)	52
2021 (January 1 - December 31)	67
Thereafter	2,608

$186,010

As of June 30, 2016, the Company had no amounts outstanding under the $10,000 revolving credit facility component of its 2015 Senior Credit Facilities.

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

8.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at June 30, 2016 and December 31, 2015:

	2016	2015
Deferred GCI capacity revenue, net of current portion	$36,299	$37,338
Other deferred IRU capacity revenue, net of current portion	16,384	17,009
Other deferred revenue, net of current portion	2,316	2,224
Other long-term liabilities	8,623	8,694

	$63,622	$65,265

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the six-month period ended June 30, 2016:

	Defined
	Benefit
	Pension	Interest
	Plan	Rate Swaps	Total
Balance at December 31, 2015	$(3,089)	$3	$(3,086)
Other comprehensive income (loss) before reclassifications	13	(103)	(90)
Reclassifications from accumulated comprehensive loss to net income	256	31	287

Net other comprehensive income (loss)	269	(72)	197

Balance at June 30, 2016	$(2,820)	$(69)	$(2,889)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

The following table summarizes the reclassifications from accumulated other comprehensive loss to net income (loss) for the three and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization of defined benefit plan pension items:
Amortization of loss	$217	$273	$434	$546
Income tax effect	(89)	(112)	(178)	(224)

After tax	128	161	256	322

Loss on cash flow hedges - interest rate swaps:
Reclassification to interest expense	26	10	53	1,970
Income tax effect	(11)	(4)	(22)	(810)

After tax	15	6	31	1,160

Total reclassifications, net of income tax	$143	$167	$287	$1,482

Amounts reclassified to net income from our defined benefit pension plan and interest rate swaps have been presented within “Selling, general and administrative expenses” and “Interest expense,” respectively, in the Condensed Consolidated Statements of Comprehensive Income. The estimated amount of accumulated other comprehensive loss to be reclassified to interest expense within the next twelve months is $103. See Note 5 “Fair Value Measurements and Derivative Financial Instruments.”

10.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, stock options, restricted stock, stock-settled stock appreciation rights, performance share units and other awards may be granted to officers, employees, consultants, and non-employee directors.

The following table summarizes the restricted stock unit, long-term incentive award and non-employee director stock compensation activity for the six-month period ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	1,186	$1.83
Granted	842	1.75
Vested	(612)	1.83
Canceled or expired	—	—

Nonvested at June 30, 2016	1,416	$1.79

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

10.	STOCK INCENTIVE PLANS (Continued)

The following table summarizes the performance share unit activity for the six-month period ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	984	$1.78
Granted	802	1.74
Vested	(432)	1.76
Canceled or expired	(14)	1.85

Nonvested at June 30, 2016	1,340	$1.77

The following table provides selected information about the Company’s share-based compensation as of and for the three and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total compensation cost for share-based payments	$642	$795	$1,447	$1,279
Weighted average grant-date fair value of equity instruments granted (per share)	$1.70	$2.37	$1.74	$1.95
Total grant date fair value of shares vested during the period	$70	$123	$1,884	$2,470
Expected annual forfeiture rate			9%	9%

At June 30:
Unamortized share-based payments			$2,586	$3,648
Weighted average period (in years) to be recognized as expense			1.6	1.6

11.	EARNINGS PER SHARE

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

Effective in 2015, the Company discontinued use of the “if converted” method in calculating diluted earnings per share in connection with its contingently convertible debt. The Company’s 6.25% Notes are convertible by the holder beginning February 1, 2018 at an initial conversion rate of 97.2668 shares of common stock per one thousand dollars principal amount of the 6.25% Notes. This is equivalent to an initial conversion price of approximately $10.28 per share of common stock. Given that the Company’s current share price is well below $10.28, the Company does not anticipate that there will be a conversion of the 6.25% Notes into equity. Effective in the first quarter of 2015, the Company determined that it has the intent and ability to settle the principal and interest payments on its 6.25% Notes in cash over time. This determination was based on (i) the Company’s improved liquidity position subsequent to the Wireless Sale, including its performance against the financial ratios defined under the terms of its then in effect 2010 Senior Credit Facility, reduced levels of debt and increased availability under its revolving credit facility; (ii) its intention to refinance its term loan facility to provide additional borrowing flexibility; and (iii) its expectations of future operating performance. In the third quarter of 2015, the Company successfully completed the aforementioned refinancing transactions which resulted in a reduction in total borrowings and provided for maturities on the Company’s term loan facilities in 2018 compared with 2016 under the 2010 Senior Credit Facility. Accordingly, 9,143 and 9,298 shares related to

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

11.	EARNINGS PER SHARE (Continued)

the 6.25% Notes have been excluded from the calculation of diluted earnings per share for the three and six-month periods ended June 30, 2016, respectively, and 11,088 shares related to the 6.25% Notes were excluded from the calculation of diluted earnings per share for the three and six-month periods ended June 30, 2015.

The calculation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income (loss) attributable to Alaska Communications	$317	$(4,841)	$403	$11,376

Weighted average common shares outstanding:
Basic shares	51,231	50,252	50,986	50,085
Effect of stock-based compensation	907	—	1,020	997

Diluted shares	52,138	50,252	52,006	51,082

Net income (loss) per share attributable to Alaska Communications:
Basic	$0.01	$(0.10)	$0.01	$0.23

Diluted	$0.01	$(0.10)	$0.01	$0.22

12.	RETIREMENT PLANS

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

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. As of June 30, 2016, this plan is not fully funded under the Employee Retirement Income Security Act of 1974, as amended.

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest cost	$168	$165	$335	$331
Expected return on plan assets	(181)	(186)	(362)	(373)
Amortization of loss	230	294	461	588

Net periodic pension expense	$217	$273	$434	$546

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental non-cash transaction information for the six-month periods ended June 30, 2016 and 2015:

	2016	2015
Supplemental Non-cash Transactions:
Capital expenditures incurred but not paid at June 30	$2,536	$8,106
Property acquired under capital leases	$—	$20
Additions to ARO asset	$141	$6
Accrued acquisition purchase price	$—	$(291)
Contingent Wireless Sale proceeds held in escrow	$—	$9,000
Net change in restricted cash	$—	$(9,000)
Assets contributed to joint venture by noncontrolling interest	$—	$922
Note receivable on sale of asset	$—	$2,650
Nonmonetary Exchanges:
Property, plant and equipment	$—	$710
Deferred revenue	$—	$(2,310)
Prepaid expenses	$—	$1,600
IRUs received	$—	$2,765
IRUs relinquished	$—	$(2,765)

14.	BUSINESS SEGMENTS

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

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company establishes an accrual when a particular contingency is probable and estimable, and has recorded litigation accruals of $542 at June 30, 2016 against certain current claims and legal actions. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	governmental and public policy changes, including on-going changes in our revenues, or obligations we will assume to receive these revenues, resulting from regulatory actions affecting inter-carrier compensation, Universal Service Funding (“USF”) for high cost support, and on-going support for programs such as lifeline services to our customers

•	our size, because we are a smaller sized competitor in the markets we serve and we compete against large competitors with substantially greater resources

•	the Alaskan economy, which is expected to be impacted by continued low crude oil prices, which, if sustained, are expected to have a significant impact on both the level of spending by the State of Alaska and the level of investment in resource development projects by major natural resource exploration and development companies in Alaska; both outcomes may impact the economy in the markets we serve and impact our future financial performance

•	our ability to maintain our new cost structure as a more focused broadband and managed IT services company following the sale and subsequent wind-down of our Wireless operations. Maintaining our cost reductions is key to generating cash flow from operating activities. If we fail to maintain these reductions, our financial condition will be impacted

•	the cost and availability of future financing, at the terms, and subject to the conditions necessary, to support our business and pursue growth opportunities; our debt could also have negative consequences for our business; for example, it could increase our vulnerability to general adverse economic and industry conditions, or limit our flexibility in planning for, or reacting to, changes in our business and the telecommunications industry; in addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our credit facilities; if we are unable to satisfy the financial covenants contained in those agreements, or are unable to generate cash sufficient to make required debt payments, the lenders and other parties to those arrangements could accelerate the maturity of some or all of our outstanding indebtedness

•	disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of the physical infrastructure, operating systems or devices that our customers use to access our products and services

•	our ability to successfully renegotiate the Company’s Master Collective Bargaining Agreement with the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”) that expires on December 31, 2016. In the event of a work stoppage, we may be required to utilize cash on hand to support the funding of operations during the affected period

•	our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including on-going capital expenditures needed to upgrade our network to industry competitive speeds

•	our ability to continue to develop attractive, integrated products and services to evolving industry standards, and meet the pressure from competition to offer these services at lower prices

•	unanticipated damage to one or more of our undersea fiber optic cables resulting from construction or digging mishaps, fishing boats or other reasons

•	structural declines for voice and other legacy services within the telecommunications industry

•	a maintenance or other failure of our network or data centers

•	a failure of information technology systems

•	a third party claim that the Company is infringing upon their intellectual property, resulting in litigation or licensing expenses, or the loss of our ability to sell or support certain products

•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan

•	the success or failure of any future acquisitions or other major transactions

•	geologic or other natural disturbances relevant to the location of our operations

•	the ability to attract, recruit, retain and develop the workforce necessary for implementing our business plan

•	the success of the Company’s expansion into managed IT services, including the execution of such services for customers

•	the success of our joint venture with Quintillion Holdings, LLC to provide broadband solutions to the North Slope of Alaska

•	our internal control over financial reporting may not be effective, which could cause our financial reporting to be unreliable

•	the matters described under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 and this Quarterly Report on Form 10-Q.

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

OVERVIEW

Over the past five years, through a series of transactions and investments, we have evolved from a wireline and wireless telecom provider to a fiber broadband and managed IT services provider, primarily to business and wholesale customers in and out of Alaska. We also provide telecommunication services to consumers throughout the state. Our facilities based communications network extends throughout Alaska and connects to the contiguous states via our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers.

Our Market. Management estimates the telecom market in Alaska to be approximately $1.9 billion, including the wireless market of approximately $400 million. Subsequent to the Company’s exit from the wireless market in early 2015, its relevant market is approximately $1.5 billion, including the IT service market of approximately $700 million, the broadband market of approximately $400 million, the managed network services market of approximately $230 million and the voice market of approximately $170 million. Management estimates that over 85% of this market opportunity is from the business and wholesale customer segment.

Competition. We operate in a competitive terrestrial wireline market and we estimate our market share to be less than 25% statewide. However, our revenue performance relative to our largest competitor suggests that we are gaining market share in the markets we are serving.

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

THE ALASKA ECONOMY

We operate in a geographically diverse state with unique characteristics. We monitor the state of the economy and, in doing so, we compare Alaska economic activity with broader economic conditions. In general, we believe that the Alaska telecommunications market, as well as general economic activity in Alaska, is affected by certain economic factors, which include:

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

While the economy in Alaska, and Anchorage in particular, showed resilience in 2015 and the first half of 2016, economists are forecasting that Alaska may experience declining population growth and a weaker job environment in certain employment sectors, including oil and gas, government, construction and business services, as a result of these dynamics.

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

Lifeline Reform On April 27, 2016, the FCC released the text of new rules making stand-alone broadband service, as well as bundled voice and data service packages, eligible for Lifeline support, in addition to traditional voice service.

In the same order, the FCC established a process for creating a national Lifeline eligibility verifier, which is expected to become operational in stages over the next several years, potentially reducing our costs of compliance with Lifeline eligibility certification and recertification rules.

Business Data Services On May 2, 2016, the FCC released a Further Notice of Proposed Rulemaking, seeking comment on how to define a market for “business data services,” the level of competition in that market, and potential new regulation of business data services in markets that are not sufficiently competitive, as measured under that new framework. These regulations may potentially apply both to our traditional circuit-switched dedicated transport services, and more modern packet-based data services, such as Ethernet and Multi-Protocol Label Switching (“MPLS”) services. Until the FCC adopts final rules in this area, it is difficult for us to assess the cost of compliance or the extent to which these proposals may otherwise affect our business.

State of Alaska Regulatory Matters

In 2011, the Regulatory Commission of Alaska adopted regulations reducing intrastate access charges but including support for Incumbent Local Exchange Carriers that continue to have carrier of last resort (“COLR”) responsibilities. This COLR support is provided from the Alaska Universal Service Fund (“AUSF”). Since these regulations were adopted, the AUSF surcharge has increased from 1.32% to 11.5%. A recent request from the Alaska Universal Service Administrative Company to increase the surcharge to 15.1% has prompted the Regulatory Commission of Alaska (“RCA”) to address its concerns about the increase in the surcharge. The RCA opened three dockets on July 27, 2016 to investigate the continued need for COLR funding in competitive areas. Two of these dockets affect the Fairbanks and Juneau markets and could impact the Company’s future COLR support. COLR funding will continue until the RCA has completed its investigation.

Business Plan Core Principles

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our purpose statement: “As your local-technology partner, Alaska Communications delivers reliable Broadband and Managed IT solutions with exceptional customer service.” To do this we will continue to:

•	Create a Workplace That Develops Our People and Celebrates Success. We believe an engaged workforce is critical to our success. We are deeply committed to the development of our people and creating opportunities for them.

•	Create a Consistent Customer Experience Every Time. We strive to deliver service as promised to our customers, and make it right if our customers are not satisfied with what we delivered. We track virtually every customer interaction and we utilize the Net Promoter Score framework for assessing the satisfaction of our customers.

•	Relentlessly Simplify How We Do Business. We believe we must reduce waste, which is defined as any activity that does not add value to its intended customer. Doing so improves the experience we deliver to our customers. We make investments in technology and process improvement, utilize the LEAN framework, and expect these efforts to meaningfully impact our financial performance in the long-term.

•	Offer Broadband Solutions to Our Customers at Work and Home. We are building on strength in designing, building and operating quality broadband networks and providing new products and solutions to our customers.

We believe we can create value for our shareholders by:

•	Driving revenue growth through increasing business broadband and managed IT service revenues,

•	Generating Adjusted EBITDA and Free Cash Flow growth through cost management, and

•	Careful allocation of capital, including selectively investing success based capital into opportunities that generate appropriate return on investment.

2016 Operating Initiatives

•	Organic revenue growth, driven by Business and wholesale, and continued growth in Adjusted EBITDA and Free Cash Flow as one of the lowest levered companies in our industry on a net debt to annual Adjusted EBITDA basis.

•	Continue improving our service experience to all of our customers in a differentiated manner from our competition.

•	Consider strategic opportunities in and out of Alaska that address scale and geographic diversification and reduce the risk of investments made in our company.

•	Expand both broadband and managed IT services product capabilities by continued investment in our network and developing new partnerships, offering secure and reliable support for cloud adoption and migration by businesses, positioning Alaska Communications as the premier cloud enabler for businesses.

•	Continue developing new and existing customer relationships, offering both broadband and managed IT services product capabilities to create differentiation, driving continued top line growth in a differentiated manner.

•	Drive continued improvements in our service delivery organization to shorten service intervals and meet customers’ desired due dates.

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

Our wholesale customers are primarily national and international telecommunications carriers who rely on us to provide connectivity for broadband and other needs to access their customers over our Alaskan network. The wholesale market is characterized by larger transactions that can create variability in our operating performance. We have a dedicated sales team that sells into this customer segment, and we expect wholesale revenue to grow for the foreseeable future.

Consumer

We also provide voice and broadband services to residential customers. Given that our primary competitor has extensive quad play capabilities (video, voice, wireless and broadband) we target how and where we offer products and services to this customer group in order to maintain our returns. Our focus is to leverage the capabilities of our existing network and sell customers our highest available bandwidth. Our primary competitive advantage is that we offer reliable internet service without data caps, while our competitor charges customers or throttles customers’ speeds for exceeding given levels of data usage. We expect modest declines in revenues from these customers in the near term and expect them to stabilize within a couple of years.

Regulatory

We provide voice and broadband origination and termination services to inter and intrastate carriers who serve our retail customers. We are compensated for these services, primarily by charging terminating and originating per minute rates to these carriers. These revenue streams have been in decline and we expect them to continue to decline.

We also assess monthly surcharges to our customers, as required by various state and federal regulatory agencies, and then remit these surcharges to these agencies. These surcharges vary from year to year, and are primarily recognized as revenue, and the remittance as a cost of sale. The rates imposed by the regulators continue to increase. However, because the charges are only assessed on a portion of our services, and that portion continues to decline as a share of our business, we expect these revenue streams to decline over time as the revenue base declines.

We also receive inter and intrastate high cost universal support funds and similar revenue streams structured by state and federal regulatory agencies that allow us to recover our costs of providing universal service in Alaska. As a result of changes enacted by or being considered by the FCC, as well as changes being considered by Alaska’s Regulatory Commission of Alaska, certain access revenue streams are undergoing reform and until this process is complete it is difficult to predict the future growth and decline in these revenue streams and the obligations we will need to undertake in order to qualify for future funding.

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

Operating Revenues

Total wireline revenue of $56.3 million increased $1.6 million, or 2.8%, in the second quarter of 2016 compared with the second quarter of 2015. Business and wholesale revenue increased $2.7 million, or 8.6%, driven by broadband growth totaling $2.6 million, or 13.2%. Consumer and regulatory revenue declined $0.6 million and $0.5 million, respectively. Wireless and AWN related revenue, including transition services revenue, was $1.0 million in the second quarter of 2015. The sale of our Wireless operations was completed in the first quarter of 2015 and no wireless revenues were recorded subsequent to the second quarter of 2015.

Operating Income

Operating income of $4.4 million in the second quarter of 2016 compares with an operating loss of $4.4 million in the second quarter of 2015. This improvement primarily reflects the avoidance of storefront exit, severance, wind-down and transaction costs totaling $7.0 million recorded in 2015, lower operating expenses and higher revenues. These items are discussed in more detail below.

Adjusted EBITDA

Adjusted EBITDA, as defined in “Non-GAAP Financial Measures” (“Adjusted EBITDA”) of $14.0 million in the second quarter of 2016 increased $2.9 million, or 26.8%, from $11.1 million in the second quarter of 2015 due primarily to the growth in Business and wholesale revenue and our improved cost structure following the sale and wind-down of our wireless operations in 2015. We are currently on track to meet our full year 2016 Adjusted EBITDA guidance of approximately $59 million.

Operating Metrics

Business broadband average monthly revenue per user (“ARPU”) of $314.31 in the second quarter of 2016 increased from $267.97 in the second quarter of 2015. Business broadband connections of 15,347 at June 30, 2016, were down from connections of 15,781 at June 30, 2015. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as is a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons we do not disclose our sales or performance in MRC.

Consumer broadband connections of 33,913 were down 2.8% year over year due to our discontinuance of providing lower bandwidth speeds and the impact of significant competitive pressure from our largest competitor in the market. Consumer broadband ARPU was $60.91 in the second quarter of 2016 compared with $61.28 in the second quarter of 2015, but was up marginally from $60.59 in the first quarter of 2016.

The table below provides certain key operating metrics as of or for the periods indicated.

	June 30,
	2016	2015

Voice:
At quarter end:
Business access lines	75,646	78,544
Consumer access lines	35,600	40,888
Quarter:
ARPU - business	$23.79	$23.53
ARPU - consumer	$28.61	$26.73
Year-to-date:
ARPU - business	$23.64	$23.22
ARPU - consumer	$28.91	$26.62

Broadband:
At quarter end:
Business connections (1)	15,347	15,781
Consumer connections	33,913	34,895
Quarter:
ARPU - business (1)	$314.31	$267.97
ARPU - consumer	$60.91	$61.28
Year-to-date:
ARPU - business	$311.66	$259.26
ARPU - consumer	$60.47	$61.35

(1)	Business broadband connections have been recast to exclude certain internal use circuits, resulting in higher reported ARPU. Prior period information has been restated to conform to the current presentation.

Liquidity

We generated cash from operating activities of $18.9 million in the first six months of 2016 compared with net cash used of $8.2 million in the first six months of 2015. This improvement primarily reflects our improved cost structure and lower payments for Wireless Sale transaction and wind-down costs, interest and taxes, partially offset by cash distributions received from AWN in 2015.

In the first six months of 2016, we invested a total of $23.4 million of cash in capital, including the settlement of items accrued in previous periods, and repurchased a portion of our 6.25% Notes in the principal amount of $10.0 million at a 2.5% discount.

Net debt (defined as total debt excluding debt issuance costs less cash and cash equivalents) at June 30, 2016 was $160.5 million compared with $157.1 million at December 31, 2015.

RESULTS OF OPERATIONS

The revenue information presented in the table below reflects the organization of revenue streams described in “Revenue Sources by Customer Group” above. Revenues for the second quarter and first six months of 2015 have been reclassified to conform to the 2016 presentation. The reclassifications include (i) assigning equipment sales and installations to Business and wholesale and Consumer (included in “Voice and other”); and (ii) establishment of a Regulatory revenue category. All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

(in thousands)	2016	2015	Change	% Change
Wireline revenue:
Business and wholesale revenue
Business broadband	$14,392	$12,618	$1,774	14.1%
Business voice and other	7,022	7,240	(218)	-3.0%
Managed IT services	818	810	8	1.0%
Equipment sales and installations	2,097	1,305	792	60.7%
Wholesale broadband	7,791	6,984	807	11.6%
Wholesale voice and other	1,743	2,216	(473)	-21.3%

Total business and wholesale revenue	33,863	31,173	2,690	8.6%

Consumer revenue
Broadband	6,234	6,621	(387)	-5.8%
Voice and other	3,259	3,519	(260)	-7.4%

Total consumer revenue	9,493	10,140	(647)	-6.4%

Total business, wholesale and consumer revenue	43,356	41,313	2,043	4.9%

Growth in broadband revenue	8.4%
Regulatory revenue
Access	7,986	8,471	(485)	-5.7%
High cost support	4,920	4,920	—	0.0%

Total regulatory revenue	12,906	13,391	(485)	-3.6%

Total wireline revenue	56,262	54,704	1,558	2.8%

Total Wireless & AWN related revenue	—	961	(961)	NM

Total operating revenues	$56,262	$55,665	$597	1.1%

Operating expenses:
Cost of services and sales, non-affiliates	25,543	30,078	(4,535)	-15.1%
Selling, general and administrative	17,586	22,611	(5,025)	-22.2%
Depreciation and amortization	8,640	8,075	565	7.0%
Loss (gain) on disposal of assets, net	128	(724)	852	NM

Total operating expenses	51,897	60,040	(8,143)	-13.6%

Operating income (loss)	4,365	(4,375)	8,740	NM

Other income and (expense):
Interest expense	(3,852)	(4,257)	405	-9.5%
Interest income	6	17	(11)	-64.7%

Total other income and (expense)	(3,846)	(4,240)	394	-9.3%

Income (loss) before income tax (expense) benefit	519	(8,615)	9,134	NM

Income tax (expense) benefit	(236)	3,755	(3,991)	NM

Net income (loss)	283	(4,860)	5,143	NM
Less net loss attributable to noncontrolling interest	(34)	(19)	(15)	78.9%

Net income (loss) attributable to Alaska Communications	$317	$(4,841)	$5,158	NM

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $33.9 million increased $2.7 million, or 8.6%, in the second quarter of 2016 from $31.2 million in the second quarter of 2015. This improvement was primarily driven by a $1.8 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as multi-protocol label switching (“MPLS”), dedicated Internet and Enhanced Metro Ethernet. Although business broadband connections have declined, business broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Business broadband ARPU increased to $314.31 in the second quarter of 2016 from $267.97 in the second quarter of 2015, an increase of 17.3%. Wholesale broadband revenue increased $0.8 million and equipment sales and installations increased $0.8 million year over year. These increases were partially offset by a $0.7 million total decrease in voice and other revenue due in part to 2,898 fewer connections year over year. Business voice ARPU of $23.79 in 2016 was up marginally compared with $23.53 in 2015.

Consumer

Consumer revenue of $9.5 million decreased $0.6 million, or 6.4%, in the second quarter of 2016. Broadband revenue decreased $0.4 million to $6.2 million in 2016 from $6.6 million in 2015 due to a 982 decrease in connections year over year. ARPU declined marginally to $60.91 from $61.28 in the prior year. The effect of customers subscribing to higher levels of bandwidth speeds was offset by the effect of customers moving to the Company’s one price, unlimited home internet package beginning in the third quarter of 2015. Voice and other revenue decreased $0.2 million primarily due to 5,288 fewer connections, partially offset by an increase in ARPU to $28.61 from $26.73 in the prior year. The downward trend in connections is expected to continue as more customers discontinue using their fixed landline voice service and move to wireless alternatives.

Regulatory

Regulatory revenue of $12.9 million decreased $0.5 million, or 3.6%, in the second quarter of 2016 from $13.4 million in the second quarter of 2015 due to a $0.5 million decline in access revenue caused primarily by lower eligible access lines combined with lower rates.

Wireless and AWN Related

Wireless and AWN related revenue of $1.0 million in the second quarter of 2015 included service, equipment sales and other revenue of $0.3 million and transition services revenue of $0.7 million associated with the Company providing certain retail services to its previous wireless customers for an interim period following the sale. The Company recorded no Wireless and AWN related revenue in the second quarter of 2016 as a result of the sale of its wireless operations effective February 2, 2015 and subsequent wind-down during 2015.

Operating Expenses

Cost of Services and Sales, Non-Affiliates

Cost of services and sales, non-affiliates of $25.5 million decreased $4.6 million, or 15.1%, in the second quarter of 2016 from $30.1 million in the second quarter of 2015. This decrease reflects storefront exit and other wind-down costs of $4.4 million recorded in the second quarter of 2015 associated with the sale of our wireless operations and a $0.6 million reduction in labor costs resulting from our new cost structure, partially offset by a $0.8 million increase in circuit installation costs for new customers recorded in the second quarter of 2016.

Selling, General and Administrative

Selling, general and administrative expenses of $17.6 million decreased $5.0 million, or 22.2%, in the second quarter of 2016 from $22.6 million in the second quarter of 2015. This decrease reflects severance, wind-down and transaction costs of $2.6 million recorded in the second quarter of 2015 associated with the wireless sale, a $1.9 million year over year reduction in salaries and benefits resulting from our new cost structure and a $0.3 million reduction in the cost of various outside services.

Depreciation and Amortization

Depreciation and amortization expense of $8.6 million increased $0.5 million, or 7.0%, in the second quarter of 2016 from $8.1 million in the second quarter of 2015 due primarily to asset additions associated with projects on the North Slope of Alaska and our Joint Venture with QHL, partially offset by the sale of wireless assets in 2015.

Loss (Gain) on Disposal of Assets, Net

The $0.1 million net loss on the disposal of assets in the second quarter of 2016 was associated with cancelled capital projects. The gain on the disposal of assets of $0.7 million in the second quarter of 2015 included a $1.4 million gain recorded on the sale of our wireless operations primarily related to the completion of the transition support agreement, partially offset by losses of $0.6 million associated with cancelled capital projects.

Other Income and Expense

Interest expense of $3.9 million in the second quarter of 2016 decreased $0.4 million compared with $4.3 million in the same period of 2015.This decrease was due primarily to lower outstanding debt and effective interest rates year over year resulting from our 2015 refinancing transactions completed on September 14, 2015 and repurchase of a portion of our 6.25% Notes in January 2016 and September 2015.

Income Taxes

Income tax expense and the effective tax rate in the second quarter of 2016 were $0.2 million and 45.5%, respectively, compared with an income tax benefit and effective tax rate in the second quarter of 2015 of $3.8 million and 43.6%.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of our joint venture with QHL, which was formed in the second quarter of 2015, was $34 thousand and $19 thousand in the second quarter of 2016 and 2015, respectively.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $0.3 million in the second quarter of 2016 compares with a net loss of $4.8 million in the same period of 2015. The year over year results reflect the revenue and expense items discussed above.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

(in thousands)	2016	2015	Change	% Change
Wireline revenue:
Business and wholesale revenue
Business broadband	$28,572	$24,420	$4,152	17.0%
Business voice and other	14,112	14,175	(63)	-0.4%
Managed IT services	1,899	1,539	360	23.4%
Equipment sales and installations	3,684	2,853	831	29.1%
Wholesale broadband	15,389	13,600	1,789	13.2%
Wholesale voice and other	3,758	4,566	(808)	-17.7%

Total business and wholesale revenue	67,414	61,153	6,261	10.2%

Consumer revenue

Broadband	12,376	13,259	(883)	-6.7%
Voice and other	6,641	7,126	(485)	-6.8%

Total consumer revenue	19,017	20,385	(1,368)	-6.7%

Total business, wholesale and consumer revenue	86,431	81,538	4,893	6.0%

Growth in broadband revenue	9.9%
Regulatory revenue
Access	16,158	17,057	(899)	-5.3%
High cost support	10,001	9,841	160	1.6%

Total regulatory revenue	26,159	26,898	(739)	-2.7%

Total wireline revenue	112,590	108,436	4,154	3.8%

Total Wireless & AWN related revenue	—	13,015	(13,015)	NM

Total operating revenues	$112,590	$121,451	$(8,861)	-7.3%

Operating expenses:
Cost of services and sales, non-affiliates	51,671	56,383	(4,712)	-8.4%
Cost of services and sales, affiliates	—	4,961	(4,961)	NM
Selling, general and administrative	34,926	50,595	(15,669)	-31.0%
Depreciation and amortization	17,160	17,016	144	0.8%
Loss (gain) on disposal of assets, net	152	(39,386)	39,538	NM
Earnings from equity method investments	—	(3,056)	3,056	NM

Total operating expenses	103,909	86,513	17,396	20.1%

Operating income	8,681	34,938	(26,257)	-75.2%

Other income and (expense):
Interest expense	(7,721)	(11,676)	3,955	-33.9%
Loss on extinguishment of debt	(336)	(2,628)	2,292	-87.2%
Interest income	11	42	(31)	-73.8%

Total other income and (expense)	(8,046)	(14,262)	6,216	-43.6%

Income before income tax expense	635	20,676	(20,041)	-96.9%

Income tax expense	(299)	(9,319)	9,020	-96.8%

Net income	336	11,357	(11,021)	-97.0%
Less net loss attributable to noncontrolling interest	(67)	(19)	(48)	NM

Net income attributable to Alaska Communications	$403	$11,376	$(10,973)	-96.5%

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $67.4 million increased $6.2 million, or 10.2%, in the six-month period of 2016 from $61.2 million in the six-month period of 2015. This improvement was primarily driven by a $4.2 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Although business broadband connections have declined marginally, business broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Business broadband ARPU increased to $311.66 in the six-month period of 2016 from $259.26 in the six-month period of 2015, an increase of 20.2%. Wholesale broadband revenue increased $1.8 million, equipment sales and installations increased $0.8 million and Managed IT services revenue increased $0.4 million year over year. These increases were partially offset by a $0.9 million total decrease in voice and other revenue due in part to 2,898 fewer connections year over year. Business voice ARPU of $23.64 in 2016 was up marginally compared with $23.22 in 2015.

Consumer

Consumer revenue of $19.0 million decreased $1.4 million, or 6.7%, in the six-month period of 2016. Broadband revenue decreased $0.9 million to $12.4 million in 2016 from $13.3 million in 2015 due to a 982 decrease in connections year over year. ARPU decreased to $60.47 from $61.35 in the prior year. The effect of customers subscribing to higher levels of bandwidth speeds was offset by the effect of customers moving to the Company’s one price, unlimited home internet package beginning in the third quarter of 2015. Voice and other revenue decreased $0.5 million primarily due to 5,288 fewer connections, partially offset by an increase in ARPU to $28.91 from $26.62 in the prior year. The downward trend in connections is expected to continue as more customers discontinue using their fixed landline voice service and move to wireless alternatives.

Regulatory

Regulatory revenue of $26.2 million decreased $0.7 million, or 2.7%, in the six-month period of 2016 from $26.9 million in the six-month period of 2015 due to a $0.9 million decline in access revenue caused primarily by lower eligible access lines combined with lower rates, partially offset by a one-time $0.2 million increase in high cost support.

Wireless and AWN Related

Wireless and AWN related revenue of $13.0 million in the six-month period of 2015 included service, equipment sales and other revenue of $6.3 million, transition services revenue of $4.8 million associated with the Company providing certain retail services to its previous wireless customers for an interim period following the sale, and Competitive Eligible Telecommunications Carrier (“CETC”) revenue of $1.7 million. The Company recorded no Wireless and AWN related revenue in 2016 as a result of the sale of its wireless operations effective February 2, 2015 and subsequent wind-down during 2015.

Operating Expenses

Cost of Services and Sales, Non-Affiliates

Cost of services and sales, non-affiliates of $51.7 million decreased $4.7 million, or 8.4%, in the six-month period of 2016 from $56.4 million in the six-month period of 2015. This decrease reflects storefront exit and other wind-down costs of $4.7 million recorded in the first half of 2015 associated with the sale of our wireless operations, a $0.5 million reduction in labor costs resulting from our new cost structure and the avoidance of $1.2 million of wireless devise and accessory costs recorded in 2015. These items were partially offset by a $1.8 million increase in circuit installation costs for new customers recorded in the six-month period of 2016.

Cost of Services and Sales, Affiliates

Cost of services and sales, affiliates were zero in 2016 compared with $5.0 million in the six-month period of 2015 due to the sale of our wireless operations and the discontinuance of the associated affiliate transactions.

Selling, General and Administrative

Selling, general and administrative expenses of $34.9 million decreased $15.7 million, or 31.0%, in the six-month period of 2016 from $50.6 million in the six-month period of 2015. This decrease reflects severance, transaction and other wind-down costs of $6.6 million recorded in the first half of 2015 associated with the sale of our wireless operations, a $5.9 million reduction in salaries and benefits resulting from our new cost structure and a $1.2 million reduction in bad debt expense associated primarily with certain rural health care accounts.

Depreciation and Amortization

Depreciation and amortization expense of $17.2 million increased $0.2 million, or 0.8%, in the six-month period of 2016 from $17.0 million in the six-month period of 2015 primarily due to asset additions associated with projects on the North Slope of Alaska and our Joint Venture with QHL, largely offset by the sale of wireless assets in 2015.

Loss (Gain) on Disposal of Assets, Net

The $0.2 million net loss on the disposal of assets in the six-month period of 2016 was associated with cancelled capital projects. The gain on the disposal of assets of $39.4 million in the six-month period of 2015 reflected the $41.1 million gain on the sale of our wireless operations, partially offset by losses of $0.8 million associated with cancelled capital projects.

Earnings from Equity Method Investments

Earnings from equity method investments of $3.1 million in 2015 consisted of the Company’s share of the earnings of AWN. The Company sold its investment in AWN in connection with the sale of its wireless operations in the first quarter of 2015.

Other Income and Expense

Interest expense of $7.7 million in the six-month period of 2016 decreased $4.0 million compared with $11.7 million in the same period of 2015. This decrease was due primarily to lower outstanding debt year over year resulting from the pay down of $240.5 million of our 2010 Senior Credit Facility in February of 2015 and, to a lesser extent, the effect of our 2015 refinancing transactions completed on September 14, 2015 and repurchase of a portion of our 6.25% Notes in January 2016 and September 2015. The $0.3 million loss on extinguishment of debt in the six-month period of 2016 was associated with the repurchase of our 6.25% Notes in the principal amount of $10.0 million. The $2.6 million loss on extinguishment of debt in the six-month period of 2015 was associated with the $240.5 million repayment of our 2010 Senior Credit Facility with proceeds from the Wireless Sale and consisted of the write off of unamortized debt issuance costs and discounts of $1.9 million and $0.7 million, respectively.

Income Taxes

Income tax expense and the effective tax rate in the six-month period of 2016 were $0.3 million and 47.1%, respectively, compared with an income tax benefit and effective tax rate in the six-month period of 2015 of $9.3 million and 45.1%, respectively.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of our joint venture with QHL, which was formed in the second quarter of 2015, was $67 thousand and $19 thousand in the six-month periods of 2016 and 2015, respectively.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $0.4 million in the six-month period of 2016 compares with $11.4 million in the same period of 2015. The year over year results reflect the revenue and expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures and debt service and repurchases in the first half of 2016 through internally generated funds and cash on hand. At June 30, 2016, we had $22.2 million of cash and cash equivalents, $1.8 million in restricted cash and a $10.0 million undrawn revolving credit facility.

Our major sources and uses of funds in the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended
	June 30,
(in thousands)	2016	2015
Net cash provided (used) by operating activities	$18,937	$(8,246)
Capital expenditures	$(13,662)	$(26,133)
Change in unsettled capital expenditures	$(9,156)	$674
Proceeds on wireless sale	$—	$278,068
Proceeds on sale of assets	$2,663	$3,126
Return of capital from equity investment	$—	$1,875
Repayments of long-term debt	$(11,486)	$(242,837)
Debt issuance costs	$(44)	$(1,042)
Interest paid (1)	$(6,359)	$(8,941)
Income taxes paid, net (1)	$(577)	$(3,942)

(1)	Included in net cash provided (used) by operating activities.

Cash Flows from Operating Activities

Cash provided by operating activities of $18.9 million in the first six months of 2016 compares with cash used by operating activities of $8.2 million in the first six months of 2015. The year over year increase was primarily due to our improved cost structure and lower payments for Wireless Sale transaction and wind-down costs, interest and taxes, partially offset by cash distributions received from AWN in 2015. Wireless Sale transaction and wind-down payments were $1.1 million and $8.3 million in the six-month periods of 2016 and 2015, respectively. Interest payments, net of cash interest income and including capitalized interest, were $6.4 million and $8.9 million in the first six months of 2016 and 2015, respectively.

Cash provided by operating activities in 2016 reflects net income excluding non-cash items (defined as cash provided by operating activities excluding cash distributions from equity method investments and changes in income taxes receivable/payable and operating assets and liabilities) of $20.7 million and a $3.1 million decrease in accounts receivable and other current assets, including the effect payments from certain rural health care customers. These items were partially offset by a $3.7 million decrease in accounts payable and other current liabilities reflecting incentive compensation, interest and Wireless Sale wind-down payments.

Cash used by operating activities of $8.2 million in 2015 reflects a net loss excluding non-cash items of $9.7 million and a $7.5 million net decrease in accounts payable, taxes payable and other current liabilities, including the effect of cash payments for interest, taxes and Wireless Sale transaction and wind-down costs. These items were partially offset by a $4.0 million decrease in accounts receivable and other current assets and cash distributions from AWN of $3.1 million.

Cash Flows from Investing Activities

Cash used by investing activities of $20.7 million in the first six months of 2016 consisted primarily of expenditures on capital totaling $22.8 million including the second $5.5 million payment for the purchase of the Fiber Optic System in 2015. Of $13.7 million incurred in 2016, $6.5 million was success based versus maintenance. Proceeds on the sale of assets included the second payment of $2.7 million for the fiber strands sold to QHL in 2015.

Cash provided by investing activities of $256.8 million in the first six months of 2015 included proceeds on the Wireless Sale of $278.1 million, which excluded $9.0 million placed in escrow and classified as restricted cash pending resolution of potential purchase price adjustments. These adjustments were ultimately resolved in the third quarter of 2015 and the Company received $7.1 million of that amount. Proceeds from investing activities also included $1.9 million of cash distributions from AWN and $3.1 million on the sale of assets, primarily associated with the sale of fiber on the North Slope fiber optic network to CPAI and QHL. Total cash paid on capital spending was $25.5 million, including the first $5.5 million payment for the fiber optic network purchased from CPAI. Of $26.1 million incurred in the first six months of 2015, $11.0 million was for the fiber optic network and an additional $5.1 million was success based versus maintenance.

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

Cash Flows from Financing Activities

Cash used by financing activities of $12.0 million in the first six months of 2016 consisted primarily of the repurchase of $10.0 million principal amount of our 6.25% Notes for $9.8 million and scheduled principal payments on the First Lien Term Loan of our 2015 Senior Credit facilities totaling $1.5 million.

Cash used by financing activities of $243.5 million in the first six months of 2015 consisted primarily of repayments of long term debt of $242.8 million, including $240.5 million paid on our 2010 Senior Credit Facility from proceeds on the Wireless Sale. We also incurred debt issuance costs of $1.0 million associated with the amendment to our 2010 Senior Credit Facility and made a final contingent payment of $0.3 million in connection with the acquisition of TekMate. Cash proceeds from financing activities included a $0.3 million contribution to our joint venture with Quintillion by the noncontrolling interest and $0.1 million of proceeds from the issuance of common stock.

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

As disclosed below, we were in compliance with all financial ratios as of June 30, 2016.

	Limit	Actual

Net Total Leverage to Consolidated EBITDA Ratio:
First Lien Term Loan	3.75	2.91
Second Lien Term Loan	4.31	2.91

Senior Leverage to Consolidated EBITDA Ratio:
First Lien Term Loan	2.50	1.64
Second Lien Term Loan	2.875	1.64

	Minimum	Actual

Consolidated EBITDA to Debt Service Coverage Ratio:
First Lien Term Loan	2.00	3.32
Second Lien Term Loan	1.70	3.32

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

The weighted interest rate on the 2015 Senior Credit Facilities was 6.64% at June 30, 2016.

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

The Company has disclosed Adjusted EBITDA, which it has defined as net income (loss) before interest, loss on extinguishment of debt, depreciation and amortization, gain or loss on asset purchases or disposals including the sale of our wireless operations, earnings from equity method investments, income taxes, Wireless Sale transaction and wind-down related costs, stock-based compensation, pension adjustments, net loss attributable to noncontrolling interest and expenses under the Company’s long term cash incentive plan (“LTCI”). LTCI expenses are considered part of an interim compensation structure to mitigate the dilutive impact of additional share issuances for executive compensation. Distributions from AWN are included in Adjusted EBITDA.

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

Adjusted EBITDA and Free Cash Flow are not GAAP measures and should not be considered a substitute for net income, net cash provided by operating activities, or net cash provided or used. Adjusted EBITDA as computed below is not consistent with the definition of Consolidated EBITDA referenced in our 2015 Senior Credit Agreements, and other companies may not calculate Non-GAAP measures in the same manner we do.

The following table provides the computation of our Adjusted EBITDA and Free Cash Flow and a reconciliation from Net Cash Provided (Used) by Operating Activities and Net Income (Loss), respectively, for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net cash provided (used) by operating activities	$8,705	$(9,627)	$18,937	$(8,246)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	8,640	8,075	17,160	17,016
Gain on wireless sale	—	(1,421)	—	(41,140)
Loss on the disposal of assets, net	128	697	152	1,754
Unrealized gain on ineffective hedge	—	(275)	—	(542)
Amortization of debt issuance costs and debt discount	1,005	990	2,021	2,043
Amortization of ineffective hedge	—	10	—	1,970
Loss on extinguishment of debt	—	—	336	2,628
Amortization of deferred capacity revenue	(855)	(694)	(1,702)	(1,469)
Stock-based compensation	642	795	1,447	1,279
Deferred income tax expense (benefit)	228	(136)	495	(3,394)
Charge (benefit) for uncollectible accounts	209	(204)	77	1,319
Cash distribution from equity method investments	—	—	—	3,056
Earnings from equity method investments	—	—	—	(3,056)
Other non-cash expense, net	197	273	414	543
Income taxes payable (receivable)	8	(5,574)	(722)	8,038
Changes in operating assets and liabilities	(1,780)	(7,303)	(1,077)	(9,648)

Net income (loss)	283	(4,860)	336	11,357
Add (subtract):
Interest expense	3,852	4,257	7,721	11,676
Loss on extinguishment of debt	—	—	336	2,628
Interest income	(6)	(17)	(11)	(42)
Depreciation and amortization	8,640	8,075	17,160	17,016
Loss (gain) on disposal of assets, net	128	(724)	152	(39,386)
Earnings from equity method investments	—	—	—	(3,056)
AWN distributions received/receivable, net	—	—	—	765
Income tax (expense) benefit	236	(3,755)	299	9,319
Stock-based compensation	642	795	1,447	1,279
Long-term cash incentives	194	308	405	642
Pension adjustment	20	—	41	—
Net loss attributable to noncontrolling interest	34	19	67	19
Wireless sale transaction-related and wind-down costs	—	6,962	—	11,308

Adjusted EBITDA	$14,023	$11,060	$27,953	$23,525

Less:
Capital expenditures excluding acquisition price of North Slope fiber network	(8,487)	(9,233)	(13,662)	(15,133)
Milestone billings for fiber build project for a carrier customer	—	—	—	2,500

Net capital expenditures	(8,487)	(9,233)	(13,662)	(12,633)

Purchase of North Slope fiber network:
Acquisition price	—	(11,000)	—	(11,000)
(Paid) less: 50% due in 2016	(5,500)	5,500	(5,500)	5,500
Proceeds on sale of fiber to joint venture partner	—	2,650	2,650	2,650
Less: other cash proceeds	—	400	—	400

	(5,500)	(2,450)	(2,850)	(2,450)

Amortization of deferred GCI/AWN capacity revenue	(516)	(514)	(1,025)	(1,129)
Interest paid	(4,562)	(5,557)	(6,359)	(8,941)

Free cash flow	$(5,042)	$(6,694)	$4,057	$(1,628)

Net cash provided (used) by operating activities	$8,705	$(9,627)	$18,937	$(8,246)

Net cash (used) provided by investing activities	$(13,749)	$(10,607)	$(20,690)	$256,822

Net cash used by financing activities	$(673)	$(762)	$(12,000)	$(243,454)

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

Our financial guidance for the full year 2016 is as follows:

•	Total wireline revenue of approximately $228 million.

•	Adjusted EBITDA of approximately $59 million.

•	Capital spending of approximately $35 million.

•	Free cash flow of approximately $5 million.

The Company does not provide guidance for Net Income and Net Cash Provided By Operating Activities.

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of June 30, 2016, we have recorded litigation accruals of $0.5 million against certain of those claims and legal actions. Estimates involved in developing these litigation accruals could change as these claims, legal actions and regulatory proceedings progress. See also Part II, Item 1. Legal Proceedings.

EMPLOYEES

As of June 30, 2016 we employed 638 regular full-time employees, 15 regular part-time employees and 8 temporary employees, compared with 655, 6 and 3, respectively at December 31, 2015. Approximately 57% of our employees are represented by the IBEW. Our Master Collective Bargaining Agreement with the IBEW governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska through December 31, 2016. Management considers employee relations to be generally good.

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

Recently Adopted Accounting Pronouncements

In the first quarter of 2016, the Company adopted Accountings Standards Update (“ASU”) No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. As provided by ASU 2015-05, the Company adopted the update prospectively to all arrangements entered into or materially modified beginning in 2016. Adoption of ASU 2015-05 did not have a material effect on the Company’s consolidated financial statements and related disclosures in the six-month period ended June 30, 2016.

Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 require that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09 from annual periods beginning after December 15, 2016 to annual periods beginning after December 15, 2017. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”). This update provides further guidance on two aspects of Topic 606: (i) identifying performance obligations; and (ii) implementation of licensing guidance. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). This update (i) clarifies the objective of the collectability criterion; (ii) permits an entity to exclude amounts collected from customers for all sales and other similar taxes from the transaction price; (iii) specifies that the measurement date for noncash consideration is contract inception; (iv) provides a practical expedient for addressing contract modifications; (v) clarifies the definition of a completed contract for transition purposes; and (vi) clarifies certain retrospective adoption guidance. ASU 2016-10 and ASU 2016-12 do not change the core principles of the guidance in Topic 606. The Company currently expects to complete its evaluation of the effect ASU 2014-09 and subsequent updates will have on its consolidated financial statements and related disclosures during the fourth quarter of 2016. The Company has not yet selected a transition method.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Provisions include (i) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement; (ii) the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur; (iii) an entity should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period; (iv) excess tax benefits should be classified as an operating activity; (v) an entity may make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; (vi) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates; and (vii) cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Adoption will be applied prospectively, retrospectively or using a modified retrospective method as required by the specific provisions. The Company currently expects to adopt the provisions of ASU 2016-09 in 2017 and is evaluating the effect it will have on its consolidated financial statements and related disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is associated with changes in interest rates. The interest rates and cash interest payments were substantially fixed on approximately $139.0 million, or 76%, of our total borrowings of $182.8 million, as of June 30, 2016. Our 6.25% Notes have a fixed coupon rate. The $63.3 million outstanding balance on the First Lien Term Loan of our 2015 Senior Credit Facilities bears interest of LIBOR plus 4.5% with a LIBOR floor of 1.0% and the $25.0 million Second Lien Term Loan bears interest of LIBOR plus 8.5% with a LIBOR floor of 1.0% as of June 30, 2016.

We manage a portion of our exposure to fluctuations in LIBOR and the resulting impact on interest expense and cash interest payments on our 2015 Senior Credit Facilities through the utilization of a pay-fixed, receive-floating interest rate swap designated as a cash flow hedge. As of June 30, 2016, interest expense on $44.3 million, or 50%, of the amount outstanding under the 2015 Senior Senior Credit Facilities was hedged. A hypothetical 100 basis point increase in LIBOR over the floor of 1.0% during the next twelve months would result in an approximately $0.4 million increase in interest expense and cash interest payments associated with the unhedged portion of the 2015 Senior Credit Facilities.

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

With the oversight of senior management and our audit committee, the accounting and finance team has developed a plan to remediate the underlying causes of the material weaknesses. This plan includes (i) a complete review of all controls involving significant judgment to ensure they provide the appropriate level of precision to facilitate effective management review; (ii) providing additional training to control and process owners addressing the design of effective controls and the importance of thoroughly documenting the performance of each control; (iii) the realignment of the control structure of our income tax function, including having the underlying work performed by management and the more complex review processes performed by a third party consultant; and (iv) the engagement of a third-party firm to perform an independent assessment of the overall structure and environment of our internal control over financial reporting.

In the second quarter of 2016, we completed the review of all controls involving significant judgment, the providing of additional training to control and process owners and the realignment of the control structure of our income tax function. Subsequent to the end of the second quarter, the third-party assessment of the overall structure and environment of our internal control over financial reporting was completed and the results were presented to management and our audit committee. No substantive gaps in the Company’s control environment were identified. However, recommendations for improving the documentation and management of controls and an assessment of risk associated with financial reporting were provided. Management, with the oversite of the audit committee, engaged a third-party firm to centralize and provide internal control over financial reporting services and assist with implementation of the recommendations referenced above. We currently expect to complete remediation of the material weaknesses by December 31, 2016.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the second quarter of 2016 and have concluded that, other than as discussed above under “Evaluation of Disclosure Controls and Procedures,” there were no changes to our internal control over financial reporting during the second quarter of 2016 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of June 30, 2016 we have recorded litigation accruals of $0.5 million against certain current claims and legal actions. Other than as described above and as disclosed previously in Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2015, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Other than as described below, there have been no material changes to the Company’s risk factors as previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015. The changes to risk factors described below, the first of which is an additional disclosure and the second two of which are updated disclosures, should be read in conjunction with those disclosed in our Form 10-K.

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

Revenues from access charges will continue to decline and revenue from high cost support is subject to rule changes at the FCC.

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

Interstate switched access has been on a phase-out schedule for several years, and according to the schedule set forth by the FCC, it will reach its final phase in July 2017. Interstate switched access is currently a relatively small component of all access revenue, and modest declines are anticipated at this time for other components of interstate access revenue. Traditional intrastate access revenues have already been reduced, replaced in part by Carrier of Last Resort (“COLR”) support. The Regulatory Commission of Alaska has commenced a proceeding that could impact COLR support in the future, and while it is impossible to predict the state commission’s future decisions, there is a risk that revenue will be reduced.

As discussed in “Regulations” substantial changes are expected to be enacted by the FCC regarding our future high cost support funding and obligations thereunder. It is difficult to predict the future impact of these FCC decisions prior to the issuance of an FCC Order.

Business revenues may be impacted by the FCC’s rules.

On May 2, 2016, the FCC released a Further Notice of Proposed Rulemaking regarding “business data services,” the level of competition in that market, and potential new regulations in markets that are not sufficiently competitive. There is a risk any FCC regulations eventually adopted may impact our business services revenue. Until the FCC adopts final rules in this area, it is difficult for us to assess the likely impact of any new regulations in this area.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Date: August 4, 2016	/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2016	/s/ Laurie Butcher
Laurie Butcher
Senior Vice President of Finance
(Principal Financial and Accounting Officer)