Form 10-Q
period 2016-09-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2016-11-04
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 000-28167

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

As of October 28, 2016, there were outstanding 51,358,498 shares of Common Stock, $.01 par value, of the registrant.

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 101.INS

Exhibit 101.SCH

Exhibit 101.CAL

Exhibit 101.DEF

Exhibit 101.LAB

Exhibit 101.PRE

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$21,883	$36,001
Restricted cash	1,811	1,824
Accounts receivable, net of allowance of $1,150 and $1,693	22,979	25,225
Materials and supplies	4,669	4,674
Prepayments and other current assets	4,901	8,068

Total current assets	56,243	75,792

Property, plant and equipment	1,351,215	1,337,098
Less: accumulated depreciation and amortization	(984,473)	(967,776)

Property, plant and equipment, net	366,742	369,322

Deferred income taxes	15,975	16,660
Other assets	1,722	1,827

Total assets	$440,682	$463,601

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$4,175	$3,671
Accounts payable, accrued and other current liabilities	38,321	51,275
Advance billings and customer deposits	4,147	4,513

Total current liabilities	46,643	59,459

Long-term obligations, net of current portion	175,479	185,018
Other long-term liabilities, net of current portion	62,022	65,265

Total liabilities	284,144	309,742

Commitments and contingencies
Alaska Communications stockholders’ equity:
Common stock, $.01 par value; 145,000 authorized; 51,358 issued and outstanding at September 30, 2016; 50,530 issued and outstanding at December 31, 2015	514	505
Additional paid in capital	158,655	156,971
Accumulated deficit	(877)	(1,634)
Accumulated other comprehensive loss	(2,831)	(3,086)

Total Alaska Communications stockholders’ equity	155,461	152,756
Noncontrolling interest	1,077	1,103

Total stockholders’ equity	156,538	153,859

Total liabilities and stockholders’ equity	$440,682	$463,601

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Operating revenues:
Operating revenues, non-affiliates	$56,483	$54,735	$169,073	$175,611
Operating revenues, affiliates	—	—	—	575

Total operating revenues	56,483	54,735	169,073	176,186

Operating expenses:
Cost of services and sales, non-affiliates	25,393	24,673	77,064	81,056
Cost of services and sales, affiliates	—	—	—	4,961
Selling, general and administrative	18,110	20,387	53,036	70,982
Depreciation and amortization	8,748	8,475	25,908	25,491
Loss (gain) on disposal of assets, net	132	(6,978)	284	(46,364)
Earnings from equity method investments	—	—	—	(3,056)

Total operating expenses	52,383	46,557	156,292	133,070

Operating income	4,100	8,178	12,781	43,116

Other income and (expense):
Interest expense	(3,869)	(4,077)	(11,590)	(15,753)
Loss on extinguishment of debt	—	(2,250)	(336)	(4,878)
Interest income	7	14	18	56

Other
Total other income and (expense)	(3,862)	(6,313)	(11,908)	(20,575)

Income before income tax benefit (expense)	238	1,865	873	22,541

Income tax benefit (expense)	82	(663)	(217)	(9,982)

Net income	320	1,202	656	12,559

Less net loss attributable to noncontrolling interest	(34)	(37)	(101)	(56)

Net income attributable to Alaska Communications	354	1,239	757	12,615

Other comprehensive income (loss):
Minimum pension liability adjustment	15	21	43	63
Income tax effect	(6)	(9)	(21)	(27)
Amortization of defined benefit plan loss	63	273	497	819
Income tax effect	(26)	(112)	(204)	(336)
Interest rate swap marked to fair value	(6)	199	(180)	596
Income tax effect	2	(81)	73	(244)
Reclassification to interest expense	27	—	80	1,970
Income tax effect	(11)	—	(33)	(810)

Total other comprehensive income	58	291	255	2,031

Total comprehensive income attributable to Alaska Communications	412	1,530	1,012	14,646

Net loss attributable to noncontrolling interest	(34)	(37)	(101)	(56)
Total other comprehensive income attributable to noncontrolling interest	—	—	—	—

Total comprehensive loss attributable to noncontrolling interest	(34)	(37)	(101)	(56)

Total comprehensive income	$378	$1,493	$911	$14,590

Net income per share attributable to Alaska Communications:
Basic	$0.01	$0.02	$0.01	$0.25

Diluted	$0.01	$0.02	$0.01	$0.25

Weighted average shares outstanding:
Basic	51,340	50,399	51,105	50,191

Diluted	52,454	51,588	52,130	51,246

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2016

(Unaudited, In Thousands Except Per Share Amounts)

	Alaska Communications Stockholders’ Equity
	Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Stockholders’ Equity

Balance at December 31, 2015	50,530	$505	$156,971	$(1,634)	$(3,086)	$1,103	$153,859

Total comprehensive income (loss)	—	—	—	757	255	(101)	911

Stock compensation	—	—	2,147	—	—	—	2,147

Extinguishment of convertible note options	—	—	(61)	—	—	—	(61)

Excess tax expense from share-based payments	—	—	(51)	—	—	—	(51)

Surrender of shares to cover minimum withholding taxes on stock-based compensation	—	—	(472)	—	—	—	(472)

Issuance of common stock, pursuant to stock plans, $.01 par	828	9	121	—	—	—	130

Contributions from noncontrolling interest	—	—	—	—	—	75	75

Balance at September 30, 2016	51,358	$514	$158,655	$(877)	$(2,831)	$1,077	$156,538

See Notes to the Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$656	$12,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,908	25,491
Gain on wireless sale	—	(48,232)
Loss on disposal of assets, net	284	1,868
Unrealized gain on ineffective hedge	—	(820)
Amortization of debt issuance costs and debt discount	3,035	3,062
Amortization of ineffective hedge	—	1,970
Loss on extinguishment of debt	336	4,878
Amortization of deferred capacity revenue	(2,564)	(2,162)
Stock-based compensation	2,147	1,898
Deferred income tax expense	543	3,571
Charge for uncollectible accounts	166	1,385
Cash distribution from equity method investments	—	3,056
Earnings from equity method investments	—	(3,056)
Other non-cash expense, net	466	817
Income taxes (receivable) payable	(852)	1,736
Changes in operating assets and liabilities	(1,710)	(2,521)

Net cash provided by operating activities	28,415	5,500

Cash Flows from Investing Activities:
Capital expenditures	(22,351)	(38,216)
Capitalized interest	(811)	(1,232)
Change in unsettled capital expenditures	(9,181)	3,387
Proceeds on wireless sale	—	285,160
Proceeds on sale of assets	2,664	3,129
Return of capital from equity investment	—	1,875
Net change in restricted cash	13	(1,357)

Net cash (used) provided by investing activities	(29,666)	252,746

Cash Flows from Financing Activities:
Repayments of long-term debt	(12,355)	(333,390)
Proceeds from the issuance of long-term debt	—	90,061
Debt issuance costs	(44)	(4,555)
Cash paid for debt extinguishment	(150)	(391)
Cash paid in acquisition of business	—	(291)
Cash proceeds from noncontrolling interest	75	250
Payment of withholding taxes on stock-based compensation	(472)	(402)
Excess tax (expense) benefit from share-based payments	(51)	733
Proceeds from the issuance of common stock	130	134

Net cash used by financing activities	(12,867)	(247,851)

Change in cash and cash equivalents	(14,118)	10,395
Cash and cash equivalents, beginning of period	36,001	31,709

Cash and cash equivalents, end of period	$21,883	$42,104

Supplemental Cash Flow Data:
Interest paid	$8,012	$11,120
Income taxes paid, net	$577	$3,942

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes the disclosures made are adequate to make the information presented not misleading.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income and cash flows for all periods presented. Comprehensive income for the three and nine months ended September 30, 2016, is not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2015 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

Recently Adopted Accounting Pronouncements

In the first quarter of 2016, the Company adopted Accountings Standards Update (“ASU”) No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. As provided by ASU 2015-05, the Company adopted the update prospectively to all arrangements entered into or materially modified beginning in 2016. Adoption of ASU 2015-05 did not have a material effect on the Company’s consolidated financial statements and related disclosures in the nine-month period ended September 30, 2016.

Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 require that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09 from annual periods beginning after December 15, 2016 to annual periods beginning after December 15, 2017. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”). This update provides further guidance on two aspects of Topic 606: (i) identifying performance obligations; and (ii) implementation of licensing guidance. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). This update (i) clarifies the objective of the collectability criterion; (ii) permits an entity to exclude amounts collected from customers for all sales and other similar taxes from the transaction price; (iii) specifies that the measurement date for noncash consideration is contract inception; (iv) provides a practical expedient for addressing contract modifications; (v) clarifies the definition of a completed contract for transition purposes; and (vi) clarifies certain retrospective adoption guidance. ASU 2016-10 and ASU 2016-12 do not change the core principles of the guidance in Topic 606. The Company currently expects to complete its evaluation of the effect ASU 2014-09 and subsequent updates will have on its consolidated financial statements and related disclosures during the fourth quarter of 2016. The Company has not yet selected and adoption date or a transition method.

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

retrospective method as required by the specific provisions. The Company currently intends to adopt the provisions of ASU 2016-09 in 2017 and does not currently expect that adoption will have a material effect on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The amendments in this update address eight specific cash flow classification issues for which current GAAP either is unclear or does not include specific guidance, and for which there exists diversity in practice: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted, including adoption in an interim period. Adoption is to be applied using a retrospective transition method to each period presented. The Company is evaluating the effect that ASU 2016-15 will have on its consolidated financial statements and related disclosures, and does not currently expect the effect to be material.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). The amendments in this update provide that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current guidance prohibits the recognition of current and deferred income taxes for such transfers until the asset has been sold to an outside party. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in this update should be applied on a modified retrospective basis. The Company is evaluating the effect that ASU 2016-16 will have on its consolidated financial statements and related disclosures.

2.	SALE OF WIRELESS OPERATIONS

On December 4, 2014, the Company entered into a Purchase and Sale Agreement to sell to General Communication, Inc. (“GCI”), ACSW’s interest in AWN and substantially all the assets and subscribers used primarily in the wireless business of Alaska Communications and its affiliates (the “Wireless Sale”). The transaction was completed on February 2, 2015, and a gain of $48,232 was recorded in the nine-month period ended September 30, 2015. The following table provides the calculation of the gain:

Consideration:
Cash	$44,688
Cash held in escrow	228
Principal payment on 2010 Senior Credit Facility	240,472

Total consideration	285,388
Carrying value of assets and liabilities sold:
Equity investment in AWN	250,192
Assets and liabilities, net	5,349
Net change in deferred capacity revenue	(18,385)

Total carrying value of assets and liabilities sold	237,156

Gain on disposal of assets	$48,232

Cash proceeds on the sale in the nine-month period ended September 30, 2015 were $285,160, of which $240,472 was used to pay down the Company’s 2010 Senior Secured Credit Facility. The gain and cash proceeds reflected resolution of adjustments for certain working capital assets and liabilities, minimum subscriber levels, preferred distributions and other items. Cash held in escrow at September 30, 2015 of $228 was disbursed to the Company in the fourth quarter of 2015 upon timely completion of certain backhaul orders. These backhaul orders consisted of services rendered by the Company in the normal course of business, and the resulting profit margin was consistent with that typically generated from such services. Accordingly, the $228 was recorded as revenue in the fourth quarter of 2015.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

2.	SALE OF WIRELESS OPERATIONS (Continued)

The following table provides the final calculation of the gain recorded in 2015:

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

The following table summarizes the Company’s current obligations for exit activities, including costs accounted for under both ASC 420 and ASC 712, as of and for the nine-month period ended September 30, 2016. No further charges under these plans are expected.

	Labor Obligations	Contract Terminations	Other Associated Obligations	Total
Balance at December 31, 2015	$1,223	$—	$—	$1,223
Credited to expense	(93)	—	—	(93)
Paid and/or settled	(1,121)	—	—	(1,121)

Balance at September 30, 2016	$9	$—	$—	$9

The exit liability is included in “Accounts payable, accrued and other current liabilities” on the Company’s “Consolidated Balance Sheets”.

3.	JOINT VENTURE

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

The Company determined that the Joint Venture is a Variable Interest Entity as defined in ASC 810, “Consolidation.” The Company consolidates the financial results of the Joint Venture based on its determination that, the 50 percent voting interest of each party notwithstanding, for accounting purposes it holds a controlling financial interest in, and is the primary beneficiary of, the Joint Venture. This determination was based on (i) the Company’s expected future utilization of certain assets of the Joint Venture in the operation of the Company’s business; (ii) the Company’ engineering, design, installation, service and maintenance expertise in the telecom industry and its existing relationships and presence in the Alaska telecom market are expected to be significant factors in the successful operation of the Joint Venture; and (iii) the Company’s role as Joint Venture manager and its right to a management fee equal to a percentage of the Joint Venture’s collected gross revenue. There was no gain or loss recognized by the Company on the initial consolidation of the Joint Venture. The Company has accounted for and reported QHL’s 50 percent ownership interest in the Joint Venture as a noncontrolling interest.

The table below provides certain financial information about the Joint Venture included on the Company’s consolidated balance sheet at September 30, 2016 and December 31, 2015. Cash may be utilized only to settle obligations of the Joint Venture. Because the Joint Venture is an LLC, its creditors do not have recourse to the general credit of the Company. The carrying value of fiber and IRUs at September 30, 2016 reflects a $461 reduction associated with the capacity granted to the Company in connection with the amendment to the operating agreement discussed above.

	2016	2015
Cash	$67	$359
Fiber and IRUs, net of accumulated depreciation of $87 and $26	$2,054	$2,278

The operating results and cash flows of the Joint Venture in the nine-month period of 2016 were not material to the Company’s consolidated financial results.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

4.	EQUITY METHOD INVESTMENTS

The Company had no equity method investments at September 30, 2016 and December 31, 2015. In the first quarter of 2015, the Company held a one-third interest in AWN through February 2, 2015. See Note 2 “Sale of Wireless Operations” for information regarding the Company’s sale of its ownership interest in AWN. The following table provides summarized financial information for AWN for the period January 1 through February 2, 2015:

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

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The estimated fair value of the Company’s 6.25% Convertible Notes due 2018 (“6.25% Notes”) Notes of $90,335 at September 30, 2016, was estimated based on quoted market prices for identical instruments on dates different from the market trade date value (Level 2). The carrying value of the 6.25% Notes at September 30, 2016 was $91,247. The estimated fair value and carrying value of the Company’s 6.25% Notes were $97,769 and $99,359, respectively at December 31, 2015. The carrying values of the Company’s 2015 Senior Credit Facilities and other long-term obligations of $91,140 and $93,746 at September 30, 2016 and December 31, 2015, respectively, approximate fair value primarily as a result of the stated interest rates of the 2015 Senior Credit Facilities approximating current market rates (Level 2).

The following table presents the Company’s financial liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, at each hierarchical level:

	September 30, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other long-term liabilities:
Interest rate swaps	$(147)	$—	$(147)	$—	$(79)	$—	$(79)	$—

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

5.	FAIR VALUE MEASUREMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

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

Interest rate swaps in the notional amounts of $115,500 and $77,000 with interest rates of 7.220% and 7.225%, inclusive of a 4.75% LIBOR spread began on June 30, 2012 and expired on September 30, 2015. On December 4, 2014, upon the announcement of the sale of its wireless operations, $240,472 of the Company’s 2010 Senior Credit Facility was expected to be repaid. Hedge accounting treatment on the interest rate swap in the notional amount of $115,500 was discontinued because it became “possible” that the interest payments on which the swap were intended to hedge would not occur. At February 2, 2015, 95.5% or $110,268 of the $115,500 swap was deemed ineffective and, therefore, changes in fair value through the swap’s expiration on September 30, 2015 were recorded to interest expense. Through September 30, 2015, $820 was credited to interest expense for the ineffective portion.

The following table presents the notional amount, fair value and balance sheet classification of the Company’s derivative financial instruments designated as cash flow hedges as of September 30, 2016 and December, 31, 2015:

	Balance Sheet Location	Notional Amount	Fair Value
At September 30, 2016:
Interest rate swaps	Other long-term liabilities	$43,269	$147
At December 31, 2015:
Interest rate swaps	Other long-term liabilities	$44,827	$79

The following table presents gains and losses before income taxes on the Company’s interest rate swaps designated as cash flow hedges for the three and nine-month periods ending September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Loss) gain recognized in accumulated other comprehensive loss	$(6)	$199	$(180)	$596
(Loss) gain reclassified from accumulated other comprehensive loss (effective portion)	(27)	—	(80)	1,970
Gain recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	—	279	—	820

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

6.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities consist of the following at September 30, 2016 and December 31, 2015:

	2016	2015
Accrued payroll, benefits, and related liabilities	$13,849	$17,362
Accounts payable - trade	10,093	16,057
Note payable, non-interest bearing, due 2016	—	5,500
Deferred capacity and other revenue	5,258	4,292
Accrued interest on long-term obligations	2,506	1,122
Other	6,615	6,942

	$38,321	$51,275

Advance billings and customer deposits consist of the following at September 30, 2016 and December 31, 2015:

	2016	2015
Advance billings	$4,116	$4,482
Customer deposits	31	31

	$4,147	$4,513

7.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at September 30, 2016 and December 31, 2015:

	2016	2015
2015 senior secured credit facilities due 2018	$87,500	$89,750
Debt issuance costs	(2,157)	(3,406)
6.25% convertible notes due 2018	94,000	104,000
Debt discount	(2,753)	(4,641)
Debt issuance costs	(576)	(1,010)
Capital leases and other long-term obligations	3,640	3,996

	179,654	188,689
Less current portion	(4,175)	(3,671)

Long-term obligations, net of current portion	$175,479	$185,018

As of September 30, 2016, the aggregate maturities of long-term obligations were as follows:

2016 (October 1 - December 31)	$1,065
2017 (January 1 - December 31)	4,323
2018 (January 1 - December 31)	176,986
2019 (January 1 - December 31)	39
2020 (January 1 - December 31)	52
2021 (January 1 - December 31)	67
Thereafter	2,608

$185,140

As of September 30, 2016, the Company had no amounts outstanding under the $10,000 revolving credit facility component of its 2015 Senior Credit Facilities.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

8.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at September 30, 2016 and December 31, 2015:

	2016	2015
Deferred GCI capacity revenue, net of current portion	$35,777	$37,338
Other deferred IRU capacity revenue, net of current portion	16,012	17,009
Other deferred revenue, net of current portion	1,976	2,224
Other long-term liabilities	8,257	8,694

	$62,022	$65,265

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the nine-month period ended September 30, 2016:

	Defined Benefit Pension Plan	Interest Rate Swaps	Total
Balance at December 31, 2015	$(3,089)	$3	$(3,086)
Other comprehensive income (loss) before reclassifications	22	(107)	(85)
Reclassifications from accumulated comprehensive loss to net income	293	47	340

Net other comprehensive income (loss)	315	(60)	255

Balance at September 30, 2016	$(2,774)	$(57)	$(2,831)

The following table summarizes the reclassifications from accumulated other comprehensive loss to net income for the three and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Amortization of defined benefit plan pension items:
Amortization of loss	$63	$273	$497	$819
Income tax effect	(26)	(112)	(204)	(336)

After tax	37	161	293	483

Loss on cash flow hedges - interest rate swaps:
Reclassification to interest expense	27	—	80	1,970
Income tax effect	(11)	—	(33)	(810)

After tax	16	—	47	1,160

Total reclassifications, net of income tax	$53	$161	$340	$1,643

Amounts reclassified to net income from our defined benefit pension plan and interest rate swaps have been presented within “Selling, general and administrative expenses” and “Interest expense,” respectively, in the Condensed Consolidated Statements of Comprehensive Income. The estimated amount of accumulated other comprehensive loss to be reclassified to interest expense within the next twelve months is $101. See Note 5 “Fair Value Measurements and Derivative Financial Instruments.”

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

The following table summarizes the restricted stock unit, long-term incentive award and non-employee director stock compensation activity for the nine-month period ended September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	1,186	$1.83
Granted	883	1.75
Vested	(652)	1.82
Canceled or expired	—	—

Nonvested at September 30, 2016	1,417	$1.79

The following table summarizes the performance share unit activity for the nine-month period ended September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	984	$1.78
Granted	803	1.74
Vested	(432)	1.76
Canceled or expired	(19)	1.86

Nonvested at September 30, 2016	1,336	$1.77

The following table provides selected information about the Company’s share-based compensation as of and for the three and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total compensation cost for share-based payments	$700	$619	$2,147	$1,898
Weighted average grant-date fair value of equity instruments granted (per share)	$1.72	$2.21	$1.74	$1.92
Total grant date fair value of shares vested during the period	$70	$70	$1,954	$2,540
Expected annual forfeiture rate			9%	9%

At September 30:
Unamortized share-based payments			$2,092	$2,585
Weighted average period (in years) to be recognized as expense			1.4	1.5

11.	INCOME TAXES

The Company’s income tax provision in the three and nine-month periods ended September 30, 2016 includes a $413 credit for the realization net operating loss carryforwards for a certain state, partially offset by the establishment of valuation allowances totaling $214 on net operating loss carryforwards for other states as a result of changes in the Company’s apportionment rates for these states. Excluding these discrete items identified in the third quarter, the Company’s effective income tax rate would have been 49.2% and 47.7% in the three and nine-month periods ended September 30, 2016.

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

Effective in 2015, the Company discontinued use of the “if converted” method in calculating diluted earnings per share in connection with its contingently convertible debt. The Company’s 6.25% Notes are convertible by the holder beginning February 1, 2018 at an initial conversion rate of 97.2668 shares of common stock per one thousand dollars principal amount of the 6.25% Notes. This is equivalent to an initial conversion price of approximately $10.28 per share of common stock. Given that the Company’s current share price is well below $10.28, the Company does not anticipate that there will be a conversion of the 6.25% Notes into equity. Effective in the first quarter of 2015, the Company determined that it has the intent and ability to settle the principal and interest payments on its 6.25% Notes in cash over time. This determination was based on (i) the Company’s improved liquidity position subsequent to the Wireless Sale, including its performance against the financial ratios defined under the terms of its then in effect 2010 Senior Credit Facility, reduced levels of debt and increased availability under its revolving credit facility; (ii) its intention to refinance its term loan facility to provide additional borrowing flexibility; and (iii) its expectations of future operating performance. In the third quarter of 2015, the Company successfully completed the aforementioned refinancing transactions which resulted in a reduction in total borrowings and provided for maturities on the Company’s term loan facilities in 2018 compared with 2016 under the 2010 Senior Credit Facility. Accordingly, 9,143 and 9,246 shares related to the 6.25% Notes have been excluded from the calculation of diluted earnings per share for the three and nine-month periods ended September 30, 2016, respectively, and 11,088 shares related to the 6.25% Notes were excluded from the calculation of diluted earnings per share for the three and nine-month periods ended September 30, 2015.

The calculation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income attributable to Alaska Communications	$354	$1,239	$757	$12,615

Weighted average common shares outstanding:
Basic shares	51,340	50,399	51,105	50,191
Effect of stock-based compensation	1,114	1,189	1,025	1,055

Diluted shares	52,454	51,588	52,130	51,246

Net income per share attributable to Alaska Communications:
Basic	$0.01	$0.02	$0.01	$0.25

Diluted	$0.01	$0.02	$0.01	$0.25

13.	RETIREMENT PLANS

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

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. As of September 30, 2016, this plan is not fully funded under the Employee Retirement Income Security Act of 1974, as amended.

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest cost	$166	$165	$501	$496
Expected return on plan assets	(180)	(186)	(542)	(559)
Amortization of loss	77	294	538	882

Net periodic pension expense	$63	$273	$497	$819

14.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental non-cash transaction information for the nine-month periods ended September 30, 2016 and 2015:

	2016	2015
Supplemental Non-cash Transactions:
Capital expenditures incurred but not paid at September 30	$2,607	$10,852
Property acquired under capital leases	$—	$20
Additions to ARO asset	$150	$247
Accrued acquisition purchase price	$—	$(291)
Contingent Wireless Sale proceeds held in escrow	$—	$228
Net change in restricted cash	$—	$(228)
Assets contributed to joint venture by noncontrolling interest	$—	$922
Note receivable on sale of asset	$—	$2,650
Nonmonetary Exchanges:
Property, plant and equipment	$—	$710
Deferred revenue	$—	$(2,310)
Prepaid expenses	$—	$1,600
IRUs received	$—	$2,765
IRUs relinquished	$—	$(2,765)

15.	BUSINESS SEGMENTS

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

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company establishes an accrual when a particular contingency is probable and estimable, and has recorded litigation accruals of $946 at September 30, 2016 against certain current claims and legal actions. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	governmental and public policy changes, including on-going changes in our revenues, or obligations we will assume to receive these revenues, resulting from regulatory actions affecting inter-carrier compensation, and on-going support for federal and state programs such as lifeline services to our customers and Carrier of Last Resort obligations

•	our size, because we are a smaller sized competitor in the markets we serve and we compete against large competitors with substantially greater resources

•	the Alaskan economy, which is expected to be impacted by continued low crude oil prices, which, if sustained, are expected to have a significant impact on both the level of spending by the State of Alaska and the level of investment in resource development projects by major natural resource exploration and development companies in Alaska; both outcomes may impact the economy in the markets we serve and impact our future financial performance

•	our ability to maintain our new cost structure as a more focused broadband and managed IT services company following the sale and subsequent wind-down of our Wireless operations. Maintaining our cost reductions is key to generating cash flow from operating activities. If we fail to maintain these reductions, our financial condition will be impacted

•	the cost and availability of future financing, at the terms, and subject to the conditions necessary, to support our business and pursue growth opportunities; our debt could also have negative consequences for our business; for example, it could increase our vulnerability to general adverse economic and industry conditions, or limit our flexibility in planning for, or reacting to, changes in our business and the telecommunications industry; in addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our credit facilities; if we are unable to satisfy the financial covenants contained in those agreements, or are unable to generate cash sufficient to make required debt payments, the lenders and other parties to those arrangements could accelerate the maturity of some or all of our outstanding indebtedness

•	disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of the physical infrastructure, operating systems or devices that our customers use to access our products and services

•	our ability to successfully renegotiate the Company’s Master Collective Bargaining Agreement with the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”) that expires on December 31, 2016. In the event of a work stoppage, we may be required to utilize cash on hand to support the funding of operations during the affected period. The IBEW has brought a petition before the National Labor Relations Board. If successful, there is a risk that certain other employees may be brought into the bargaining unit creating increased costs that we did not anticipate

•	our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including on-going capital expenditures needed to upgrade our network to industry competitive speeds

•	our ability to continue to develop attractive, integrated products and services to evolving industry standards, and meet the pressure from competition to offer these services at lower prices

•	unanticipated damage to one or more of our undersea fiber optic cables resulting from construction or digging mishaps, fishing boats or other reasons

•	structural declines for voice and other legacy services within the telecommunications industry

•	a maintenance or other failure of our network or data centers

•	a failure of information technology systems

•	a third party claim that the Company is infringing upon their intellectual property, resulting in litigation or licensing expenses, or the loss of our ability to sell or support certain products

•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan

•	the success or failure of any future acquisitions or other major transactions

•	geologic or other natural disturbances relevant to the location of our operations

•	the ability to attract, recruit, retain and develop the workforce necessary for implementing our business plan

•	the success of the Company’s expansion into managed IT services, including the execution of such services for customers

•	the success of our joint venture with Quintillion Holdings, LLC to provide broadband solutions to the North Slope of Alaska

•	our internal control over financial reporting may not be effective, which could cause our financial reporting to be unreliable

•	the matters described under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 and this Quarterly Report on Form 10-Q.

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

Alaska’s economy is dependent on investment by oil companies, and state tax revenues correlate with the price of oil as the State assesses a tax based on the retail price of oil that transits the pipeline from the North Slope. During 2014 and 2015, the price of crude oil dropped substantially, which is primarily impacting the state in two ways:

1.	Resource based companies have indicated that, although Alaska is a strategic area of investment, they are reducing their level of spending in the state, and in particular the North Slope, by reducing their operating costs. “In flight” development projects are continuing, however, should the price of oil remain at its current levels, spending on future development is expected to be lower.

2.	The State of Alaska is expected to incur budget deficits, requiring reduction in state spending across multiple programs. The State of Alaska is not immune to volatility in the price of oil, and has established multi-year budgetary reserves that mitigate the impact of short term price declines. The State is expecting to reduce spending in its current fiscal year, but the amount of reduction is mitigated by the significant level of reserves on hand. Reduced spending by the State is expected to have a dampening effect on overall economic activity in the state.

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

Lifeline Reform On April 27, 2016, the FCC released the text of new rules making stand-alone broadband service, as well as bundled voice and data service packages, eligible for Lifeline support, in addition to traditional voice service. After receiving approval from the Office of Management and Budget, the FCC has now announced that the rules making Lifeline a supported service will take effect on December 2, 2016

In the same order, the FCC established a process for creating a national Lifeline eligibility verifier, which is expected to become operational in stages over the next several years, potentially reducing our costs of compliance with Lifeline eligibility certification and recertification rules. This order also eliminated a number of qualifying programs approved by state regulatory commissions. The United States Telcom Association has requested a waiver of this change until states have modified their regulations.

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

Rural Health Care Universal Service Support Program The FCC’s Rural Health Care Universal Service Support Mechanism provides funding to help make broadband telecommunications and Internet access services provided by the Company and other service providers affordable for eligible rural health care providers. The program’s budget is set at $400 million annually, a significant portion of which is used to assist eligible rural health care providers in Alaska. On August 26, 2016, the FCC announced that, for the first time, demand for support from this program may exceed the cap in the funding year that began July 1, 2016. If that occurs, then not all rural health care providers that apply for funding from the program may receive the full amount of funding that they seek. This could reduce the affordability of our services to rural health care providers, and potentially reduce demand for our services from these customers in the future, unless the $400 million budget is increased.

Connect America Fund Phase II On October 31, 2016, the FCC released its order for Connect America Fund Phase II (“CAF II”) for price cap carriers in Alaska. Alaska Communications is the only price cap carrier in Alaska and, under the CAF II order, Alaska Communications will continue to receive approximately $19.7 million annually for the next ten years (the same amount it receives today as CAF I high cost support), in exchange for providing broadband service to approximately 31,500 locations in unserved and partially served census blocks, representing approximately 26,000 new unserved locations.

State of Alaska Regulatory Matters

In 2011, the Regulatory Commission of Alaska adopted regulations reducing intrastate access charges but including support for Incumbent Local Exchange Carriers that continue to have carrier of last resort (“COLR”) responsibilities. This COLR support is provided from the Alaska Universal Service Fund (“AUSF”). Since these regulations were adopted, the AUSF surcharge was increased from 1.32% to 14.2%. A recent request from the Alaska Universal Service Administrative Company to increase the surcharge to 15.1% prompted the Regulatory Commission of Alaska (“RCA”) to address its concerns about the increase in the surcharge.

The RCA opened a docket investigating the surcharge rate and three dockets on July 27, 2016 to investigate the continued need for COLR funding in competitive areas. The RCA held a hearing on the surcharge rate and adjudicated a lower rate of 14.2%. Two of the dockets investigating the continued need for COLR funding affect the Fairbanks and Juneau markets. This could impact the Company’s future COLR support. COLR funding will continue until the RCA has completed its investigation.

In response to the FCC’s order eliminating Lifeline qualifying programs approved by state regulatory commissions, the Alaskan telecommunications industry has proposed a waiver of the state qualifying programs to align the state and federal qualifying programs. Alaska Communications anticipates that the RCA will make a decision prior December 2, 2016 when the new rules go into effect.

Business Plan Core Principles

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our purpose statement: “As your local-technology partner, Alaska Communications delivers reliable Broadband and Managed IT solutions with exceptional customer service.” To do this we will continue to:

•	Create a Workplace That Develops Our People and Celebrates Success We believe an engaged workforce is critical to our success. We are deeply committed to the development of our people and creating opportunities for them.

•	Create a Consistent Customer Experience Every Time We strive to deliver service as promised to our customers, and make it right if our customers are not satisfied with what we delivered. We track virtually every customer interaction and we utilize the Net Promoter Score framework for assessing the satisfaction of our customers.

•	Relentlessly Simplify How We Do Business We believe we must reduce waste, which is defined as any activity that does not add value to its intended customer. Doing so improves the experience we deliver to our customers. We make investments in technology and process improvement, utilize the LEAN framework, and expect these efforts to meaningfully impact our financial performance in the long-term.

•	Offer Broadband Solutions to Our Customers at Work and Home We are building on strength in designing, building and operating quality broadband networks and providing new products and solutions to our customers.

We believe we can create value for our shareholders by:

•	Driving revenue growth through increasing business broadband and managed IT service revenues,

•	Generating Adjusted EBITDA and Free Cash Flow growth through cost management, and

•	Careful allocation of capital, including selectively investing success based capital into opportunities that generate appropriate return on investment.

2016 Operating Initiatives

•	Organic revenue growth, driven by Business and wholesale, and continued growth in Adjusted EBITDA and Free Cash Flow as one of the lowest levered companies in our industry on a net debt to annual Adjusted EBITDA basis.

•	Continue improving our service experience to all of our customers in a differentiated manner from our competition.

•	Consider strategic opportunities in and out of Alaska that address scale and geographic diversification and reduce the risk of investments made in our company.

•	Expand both broadband and managed IT services product capabilities by continued investment in our network and developing new partnerships, offering secure and reliable support for cloud adoption and migration by businesses, positioning Alaska Communications as the premier cloud enabler for businesses.

•	Continue developing new and existing customer relationships, offering both broadband and managed IT services product capabilities to create differentiation, driving continued top line growth in a differentiated manner.

•	Drive continued improvements in our service delivery organization to shorten service intervals and meet customers’ desired due dates.

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

Business and Wholesale

Providing services to Business and wholesale customers provides the majority of our revenues and is expected to be the primary driver of our growth over the next few years. Our business customers include small and medium businesses, larger enterprises, and government customers. We were the first Alaska-based carrier to be Carrier Ethernet 2.0 Certified and are currently the only Alaska-based carrier certified for multipoint-to-multipoint service. This certification means that we meet international standards for the quality of our broadband services. We also offer IP based voice including the largest SIP implementations in the state of Alaska, and are the first Microsoft Express Route provider in the state. We believe our network differentiates us in the markets we serve, because we prefer not to compete on price; but on the quality, reliability and the overall value of our solutions. Accordingly, we have significant capacity to “sell into” the network we operate and do so at what we believe are attractive incremental gross margins.

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

Regulatory

We provide voice and broadband origination and termination services to inter and intrastate carriers. While we are compensated for these services, these revenue streams have been in decline and we expect them to continue to decline. In addition, as regulators have reformed traditional access charges, they have simultaneously implemented new end user surcharges that contribute to our revenue.

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

We also receive inter and intrastate universal support funds and similar revenue streams structured by federal and state regulatory agencies that allow us to recover our costs of providing universal service in Alaska. As a result of changes enacted by or being considered by the FCC, as well as changes being considered by Alaska’s Regulatory Commission of Alaska, certain access revenue streams are undergoing reform and until this process is complete it is difficult to predict the future growth and decline in these revenue streams and the obligations we will need to undertake in order to qualify for future funding.

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

Operating Revenues

Total revenue of $56.5 million increased $1.7 million, or 3.2%, in the third quarter of 2016 compared with the third quarter of 2015. Business and wholesale revenue increased $2.6 million, or 8.3%, driven by broadband growth totaling $3.6 million, or 18.5%. Consumer and regulatory revenue declined $0.6 million and $0.2 million, respectively. Wireless and AWN related revenue, including transition services revenue, was $13.0 million in the first nine months of 2015. The sale of our Wireless operations was completed in the first quarter of 2015 and no wireless revenues were recorded subsequent to the second quarter of 2015.

Operating Income

Operating income of $4.1 million in the third quarter of 2016 compares with $8.2 million in the third quarter of 2015. The avoidance of storefront exit, severance, wind-down and transaction costs totaling $1.1 million recorded in 2015, lower operating expenses and higher revenues were offset by the gain of $7.1 million recorded on the Wireless Sale in the third quarter of 2015. These items are discussed in more detail below.

Adjusted EBITDA

Adjusted EBITDA of $13.9 million in the third quarter of 2016 increased $1.3 million, or 10.2%, from $12.6 million in the third quarter of 2015 due primarily to the growth in Business and wholesale revenue and our improved cost structure following the sale and wind-down of our wireless operations in 2015. We are currently on track to meet our full year 2016 Adjusted EBITDA guidance of approximately $59 million. See “Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to Net Income. As discussed in “Non-GAAP Financial Measures,” the Company does not provide a reconciliation of guidance for Adjusted EBITDA to Net Income.

Operating Metrics

Business broadband average monthly revenue per user (“ARPU”) of $328.83 in the third quarter of 2016 increased from $268.30 in the third quarter of 2015. Business broadband connections of 15,321 at September 30, 2016, were down from connections of 15,712 at September 30, 2015. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as is a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons we do not disclose our sales or performance in MRC.

Consumer broadband connections of 33,922 were up 1.3% year over year due to growth in home internet subscribers. Consumer broadband ARPU of $61.03 in the third quarter of 2016 increased from $60.34 in the third quarter of 2015 and $60.91 in the second quarter of 2016.

The table below provides certain key operating metrics as of or for the periods indicated.

	September 30,
	2016	2015

Voice:
At quarter end:
Business access lines	74,328	78,164
Consumer access lines	34,319	39,016
Quarter:
ARPU - business	$23.78	$23.66
ARPU - consumer	$28.25	$29.09
Year-to-date:
ARPU - business	$23.76	$23.37
ARPU - consumer	$28.87	$27.43

Broadband:
At quarter end:
Business connections (1)	15,321	15,712
Consumer connections	33,922	33,488
Quarter:
ARPU - business (1)	$328.83	$268.30
ARPU - consumer	$61.03	$60.34
Year-to-date:
ARPU - business	$317.45	$262.47
ARPU - consumer	$60.65	$61.43

(1)	Business broadband connections have been recast to exclude certain internal use circuits, resulting in higher reported ARPU. Prior period information has been restated to conform to the current presentation.

Liquidity

We generated cash from operating activities of $28.4 million in the first nine months of 2016 compared with $5.5 million in the first nine months of 2015. This improvement primarily reflects our improved cost structure and lower payments for Wireless Sale transaction and wind-down costs, interest and taxes, partially offset by cash distributions received from AWN in 2015.

In the first nine months of 2016, we invested a total of $32.3 million of cash in capital, including the settlement of items accrued in previous periods, and repurchased a portion of our 6.25% Notes in the principal amount of $10.0 million at a 2.5% discount.

Net debt (defined as total debt excluding debt issuance costs less cash and cash equivalents) at September 30, 2016 was $160.5 million compared with $157.1 million at December 31, 2015.

RESULTS OF OPERATIONS

The revenue information presented in the table below reflects the organization of revenue streams described in “Revenue Sources by Customer Group” above. Revenues for the third quarter and first nine months of 2015 have been reclassified to conform to the 2016 presentation. The reclassifications include (i) assigning equipment sales and installations to Business and wholesale and Consumer (included in “Voice and other”); and (ii) establishment of a Regulatory revenue category. All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

	Three Months ended September 30,
(in thousands)	2016	2015	Change	% Change
Wireline revenue:
Business and wholesale revenue
Business broadband	$15,140	$12,691	$2,449	19.3%
Business voice and other	7,113	7,461	(348)	-4.7%
Managed IT services	1,072	708	364	51.4%
Equipment sales and installations	819	1,730	(911)	-52.7%
Wholesale broadband	7,970	6,817	1,153	16.9%
Wholesale voice and other	1,920	2,023	(103)	-5.1%

Total business and wholesale revenue	34,034	31,430	2,604	8.3%

Consumer revenue
Broadband	6,245	6,235	10	0.2%
Voice and other	3,124	3,730	(606)	-16.2%

Total consumer revenue	9,369	9,965	(596)	-6.0%

Total business, wholesale and consumer revenue	43,403	41,395	2,008	4.9%

Growth in broadband revenue	14.0%
Regulatory revenue
Access	8,158	8,420	(262)	-3.1%
High cost support	4,922	4,920	2	0.0%

Total regulatory revenue	13,080	13,340	(260)	-1.9%

Total wireline revenue	56,483	54,735	1,748	3.2%

Total wireless & AWN related revenue	—	—	—	NM

Total operating revenues	$56,483	$54,735	$1,748	3.2%

Operating expenses:
Cost of services and sales, non-affiliates	25,393	24,673	720	2.9%
Selling, general and administrative	18,110	20,387	(2,277)	-11.2%
Depreciation and amortization	8,748	8,475	273	3.2%
Loss (gain) on disposal of assets, net	132	(6,978)	7,110	NM

Total operating expenses	52,383	46,557	5,826	12.5%

Operating income	4,100	8,178	(4,078)	-49.9%

Other income and (expense):
Interest expense	(3,869)	(4,077)	208	-5.1%
Loss on extinguishment of debt	—	(2,250)	2,250	NM
Interest income	7	14	(7)	-50.0%

Total other income and (expense)	(3,862)	(6,313)	2,451	-38.8%

Income before income tax benefit (expense)	238	1,865	(1,627)	-87.2%

Income tax benefit (expense)	82	(663)	745	NM

Net income	320	1,202	(882)	-73.4%
Less net loss attributable to noncontrolling interest	(34)	(37)	3	-8.1%

Net income attributable to Alaska Communications	$354	$1,239	$(885)	-71.4%

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $34.0 million increased $2.6 million, or 8.3%, in the third quarter of 2016 from $31.4 million in the third quarter of 2015. This improvement was primarily driven by a $2.4 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as multi-protocol label switching (“MPLS”), dedicated Internet and Enhanced Metro Ethernet. Although business broadband connections have declined, business broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Business broadband ARPU increased to $328.83 in the third quarter of 2016 from $268.30 in the third quarter of 2015, an increase of 22.6%. Wholesale broadband revenue increased $1.2 million and Managed IT services revenue increased $0.4 million year over year. These increases were partially offset by a $0.9 decrease in equipment sales and installations, and a $0.5 million total decrease in voice and other revenue due in part to 3,836 fewer connections year over year. Business voice ARPU of $23.78 in 2016 was up marginally compared with $23.66 in 2015.

Consumer

Consumer revenue of $9.4 million decreased $0.6 million, or 6.0%, in the third quarter of 2016. Broadband revenue increased marginally year over year as a result of a 434, or 1.3%, increase in connections and a 1.1% increase in ARPU to $61.03 from $60.34 in the prior year. The effect of customers subscribing to higher levels of bandwidth speeds was largely offset by the effect of customers moving to the Company’s one price, unlimited home internet package beginning in the third quarter of 2015. Voice and other revenue decreased $0.6 million primarily due to 4,697 fewer connections and a decrease in ARPU to $28.25 from $29.09 in the prior year. The downward trend in connections is expected to continue as more customers discontinue using their fixed landline voice service and move to wireless alternatives.

Regulatory

Regulatory revenue of $13.1 million decreased $0.2 million, or 1.9%, in the third quarter of 2016 from $13.3 million in the third quarter of 2015 due to a decline in access revenue caused primarily by lower eligible access lines combined with lower rates.

Wireless and AWN Related

The Company recorded no Wireless and AWN related revenue in the third quarters of 2016 and 2015 as a result of the sale of its wireless operations effective February 2, 2015 and subsequent wind-down during 2015.

Operating Expenses

Cost of Services and Sales, Non-Affiliates

Cost of services and sales, non-affiliates of $25.4 million increased $0.7 million, or 2.9%, in the third quarter of 2016 from $24.7 million in the third quarter of 2015. This increase reflects a $0.5 million increase in circuit installation costs for new customers recorded in the third quarter of 2016, partially offset by a $0.4 million reduction in labor costs resulting from our new cost structure.

Selling, General and Administrative

Selling, general and administrative expenses of $18.1 million decreased $2.3 million, or 11.2%, in the third quarter of 2016 from $20.4 million in the third quarter of 2015. This decrease reflects severance costs of $1.1 million recorded in the third quarter of 2015 associated with the wireless sale and a $0.9 million year over year reduction in salaries and benefits resulting from our new cost structure.

Depreciation and Amortization

Depreciation and amortization expense of $8.7 million increased $0.2 million, or 3.2%, in the third quarter of 2016 from $8.5 million in the third quarter of 2015 due primarily to asset additions associated with projects on the North Slope of Alaska and our Joint Venture with QHL, partially offset by the sale of wireless assets in 2015.

Loss (Gain) on Disposal of Assets, Net

The $0.1 million net loss on the disposal of assets in the third quarter of 2016 was associated with cancelled capital projects. The gain on the disposal of assets of $7.0 million in the third quarter of 2015 consisted of a $7.1 million gain on the sale of our wireless operations associated with the settlement agreement entered into with GCI effective August 4, 2015, partially offset by losses of $0.1 million associated with abandoned and cancelled capital projects.

Other Income and Expense

Interest expense of $3.9 million in the third quarter of 2016 decreased $0.2 million compared with $4.1 million in the same period of 2015.This decrease was due primarily to lower outstanding debt and effective interest rates year over year resulting from our 2015 refinancing transactions completed on September 14, 2015 and repurchase of a portion of our 6.25% Notes in January 2016 and September 2015. The $2.3 million loss on extinguishment of debt in the third quarter of 2015 consisted of $1.3 million associated with the early repayment of our 2010 Senior Credit Facility and $0.9 million associated with the repurchase of a portion of our 6.25% Notes.

Income Taxes

The income tax benefit of $0.1 recorded in the third quarter of 2016 reflected a $0.4 million benefit for the realization of certain state net operating loss carryforwards upon the filing of the 2015 return, largely offset by the establishment of valuation allowances totaling $0.2 million on net operating loss carryforwards for other states. Excluding these discrete items identified during the third quarter, the Company’s effective tax rate was approximately 49% in the third quarter of 2016. Income tax expense and the effective tax rate were $0.7 million and 35.5%, respectively, in the third quarter of 2015.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of our joint venture with QHL, which was formed in the second quarter of 2015, was $34 thousand and $37 thousand in the third quarter of 2016 and 2015, respectively.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $0.4 million in the third quarter of 2016 compares with $1.2 million in the same period of 2015. The year over year results reflect the revenue and expense items discussed above.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

	Nine Months ended September 30,
(in thousands)	2016	2015	Change	% Change
Wireline revenue:
Business and wholesale revenue
Business broadband	$43,712	$37,111	$6,601	17.8%
Business voice and other	21,225	21,636	(411)	-1.9%
Managed IT services	2,971	2,247	724	32.2%
Equipment sales and installations	4,503	4,583	(80)	-1.7%
Wholesale broadband	23,359	20,417	2,942	14.4%
Wholesale voice and other	5,678	6,589	(911)	-13.8%

Total business and wholesale revenue	101,448	92,583	8,865	9.6%

Consumer revenue

Broadband	18,621	19,494	(873)	-4.5%
Voice and other	9,765	10,856	(1,091)	-10.0%

Total consumer revenue	28,386	30,350	(1,964)	-6.5%

Total business, wholesale and consumer revenue	129,834	122,933	6,901	5.6%

Growth in broadband revenue	11.3%
Regulatory revenue
Access	24,316	25,477	(1,161)	-4.6%
High cost support	14,923	14,761	162	1.1%

Total regulatory revenue	39,239	40,238	(999)	-2.5%

Total wireline revenue	169,073	163,171	5,902	3.6%

Total Wireless & AWN related revenue	—	13,015	(13,015)	NM

Total operating revenues	$169,073	$176,186	$(7,113)	-4.0%

Operating expenses:
Cost of services and sales, non-affiliates	77,064	81,056	(3,992)	-4.9%
Cost of services and sales, affiliates	—	4,961	(4,961)	NM
Selling, general and administrative	53,036	70,982	(17,946)	-25.3%
Depreciation and amortization	25,908	25,491	417	1.6%
Loss (gain) on disposal of assets, net	284	(46,364)	46,648	NM
Earnings from equity method investments	—	(3,056)	3,056	NM

Total operating expenses	156,292	133,070	23,222	17.5%

Operating income	12,781	43,116	(30,335)	-70.4%
Other income and (expense):
Interest expense	(11,590)	(15,753)	4,163	-26.4%
Loss on extinguishment of debt	(336)	(4,878)	4,542	-93.1%
Interest income	18	56	(38)	-67.9%

Total other income and (expense)	(11,908)	(20,575)	8,667	-42.1%

Income before income tax expense	873	22,541	(21,668)	-96.1%

Income tax expense	(217)	(9,982)	9,765	-97.8%

Net income	656	12,559	(11,903)	-94.8%
Less net loss attributable to noncontrolling interest	(101)	(56)	(45)	80.4%

Net income attributable to Alaska Communications	$757	$12,615	$(11,858)	-94.0%

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $101.4 million increased $8.8 million, or 9.6%, in the nine-month period of 2016 from $92.6 million in the nine-month period of 2015. This improvement was primarily driven by a $6.6 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Although business broadband connections have declined marginally, business broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Business broadband ARPU increased to $317.45 in the nine-month period of 2016 from $262.47 in the nine-month period of 2015, an increase of 20.9%. Wholesale broadband revenue increased $2.9 million and Managed IT services revenue increased $0.7 million year over year. These increases were partially offset by a $1.3 million total decrease in voice and other revenue due in part to 3,836 fewer connections year over year. Business voice ARPU of $23.76 in 2016 increased marginally compared with $23.37 in 2015.

Consumer

Consumer revenue of $28.4 million decreased $2.0 million, or 6.5%, in the nine-month period of 2016. Broadband revenue decreased $0.9 million to $18.6 million in 2016 from $19.5 million in 2015 due to a decrease in ARPU from $61.43 to $60.65, largely offset by a 434 increase in connections year over year. The effect of customers subscribing to higher levels of bandwidth speeds was partially offset by the effect of customers moving to the Company’s one price, unlimited home internet package beginning in the third quarter of 2015. Voice and other revenue decreased $1.1 million primarily due to 4,697 fewer connections, partially offset by an increase in ARPU to $28.87 from $27.43 in the prior year. The downward trend in connections is expected to continue as more customers discontinue using their fixed landline voice service and move to wireless alternatives.

Regulatory

Regulatory revenue of $39.2 million decreased $1.0 million, or 2.5%, in the nine-month period of 2016 from $40.2 million in the nine-month period of 2015 due to a $1.2 million decline in access revenue caused primarily by lower eligible access lines combined with lower rates, partially offset by a one-time $0.2 million increase in high cost support.

Wireless and AWN Related

Wireless and AWN related revenue of $13.0 million in the nine-month period of 2015 included service, equipment sales and other revenue of $6.3 million, transition services revenue of $4.8 million associated with the Company providing certain retail services to its previous wireless customers for an interim period following the sale, and Competitive Eligible Telecommunications Carrier (“CETC”) revenue of $1.7 million. The Company recorded no Wireless and AWN related revenue in 2016 as a result of the sale of its wireless operations effective February 2, 2015 and subsequent wind-down during 2015.

Operating Expenses

Cost of Services and Sales, Non-Affiliates

Cost of services and sales, non-affiliates of $77.1 million decreased $4.0 million, or 4.9%, in the nine-month period of 2016 from $81.1 million in the nine-month period of 2015. This decrease reflects storefront exit and other wind-down costs of $4.7 million recorded in the nine-month period of 2015 associated with the sale of our wireless operations, a $0.9 million reduction in labor costs resulting from our new cost structure and the avoidance of $1.2 million of wireless devise and accessory costs recorded in 2015. These items were partially offset by a $2.3 million increase in circuit installation costs for new customers recorded in the nine-month period of 2016.

Cost of Services and Sales, Affiliates

Cost of services and sales, affiliates were zero in 2016 compared with $5.0 million in the nine-month period of 2015 due to the sale of our wireless operations and the discontinuance of the associated affiliate transactions.

Selling, General and Administrative

Selling, general and administrative expenses of $53.0 million decreased $18.0 million, or 25.3%, in the nine-month period of 2016 from $71.0 million in the nine-month period of 2015. This decrease reflects severance, transaction and other wind-down costs of $7.7 million recorded in the nine-month period of 2015 associated with the sale of our wireless operations, a $6.8 million reduction in salaries and benefits resulting from our new cost structure and a $1.2 million reduction in bad debt expense associated primarily with certain rural health care accounts.

Depreciation and Amortization

Depreciation and amortization expense of $25.9 million increased $0.4 million, or 1.6%, in the nine-month period of 2016 from $25.5 million in the nine-month period of 2015 primarily due to asset additions associated with projects on the North Slope of Alaska and our Joint Venture with QHL, largely offset by the sale of wireless assets in 2015.

Loss (Gain) on Disposal of Assets, Net

The $0.3 million net loss on the disposal of assets in the nine-month period of 2016 was associated with cancelled capital projects. The gain on the disposal of assets of $46.4 million in the nine-month period of 2015 reflected the $48.2 million gain on the sale of our wireless operations, partially offset by losses of $1.8 million associated with abandoned and cancelled capital projects.

Earnings from Equity Method Investments

Earnings from equity method investments of $3.1 million in 2015 consisted of the Company’s share of the earnings of AWN. The Company sold its investment in AWN in connection with the sale of its wireless operations in the first quarter of 2015.

Other Income and Expense

Interest expense of $11.6 million in the nine-month period of 2016 decreased $4.2 million compared with $15.8 million in the same period of 2015. This decrease was due primarily to lower outstanding debt year over year resulting from the pay down of $240.5 million of our 2010 Senior Credit Facility in February of 2015 and, to a lesser extent, the effect of our 2015 refinancing transactions completed on September 14, 2015 and repurchase of a portion of our 6.25% Notes in January 2016 and September 2015. The $0.3 million loss on extinguishment of debt in the nine-month period of 2016 was associated with the repurchase of our 6.25% Notes in the principal amount of $10.0 million. The $4.9 million loss on extinguishment of debt in the nine-month period of 2015 consisted of $3.9 million associated with the pay down and subsequent repayment in full of our 2010 Senior Credit Facility and $0.9 million associated with the purchase of a portion of our 6.25% Notes in connection with our 2015 refinancing transactions.

Income Taxes

The income tax provision of $0.2 recorded in the nine-month period of 2016 reflected a $0.4 million benefit for the realization of certain state net operating loss carryforwards upon the filing of the 2015 return, largely offset by the establishment of valuation allowances totaling $0.2 million on net operating loss carryforwards for other states. Excluding these discrete items identified during the third quarter, the Company’s effective tax rate was approximately 48% in the nine-month period of 2016. Income tax expense and the effective tax rate were $10.0 million and 44.3%, respectively, in the nine-month period of 2015.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of our joint venture with QHL, which was formed in the second quarter of 2015, was $101 thousand and $56 thousand in the nine-month periods of 2016 and 2015, respectively.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $0.8 million in the nine-month period of 2016 compares with $12.6 million in the same period of 2015. The year over year results reflect the revenue and expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures and debt service and repurchases in the first nine months of 2016 through internally generated funds and cash on hand. At September 30, 2016, we had $21.9 million of cash and cash equivalents, $1.8 million in restricted cash and a $10.0 million undrawn revolving credit facility.

Our major sources and uses of funds in the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$28,415	$5,500
Capital expenditures	$(22,351)	$(38,216)
Change in unsettled capital expenditures	$(9,181)	$3,387
Proceeds on wireless sale	$—	$285,160
Proceeds on sale of assets	$2,664	$3,129
Return of capital from equity investment	$—	$1,875
Repayments of long-term debt	$(12,355)	$(333,390)
Proceeds from the issuance of long-term debt	$—	$90,061
Debt issuance costs	$(44)	$(4,555)
Interest paid (1)	$(8,012)	$(11,120)
Income taxes paid, net (1)	$(577)	$(3,942)

(1)	Included in net cash provided by operating activities.

Cash Flows from Operating Activities

Cash provided by operating activities of $28.5 million in the first nine months of 2016 compares with $5.5 million in the first nine months of 2015. The year over year increase was primarily due to lower payments for Wireless Sale transaction and wind-down costs, our improved cost structure and lower payments for interest and taxes, partially offset by cash distributions received from AWN in 2015. Wireless Sale transaction and wind-down payments were $1.1 million and $9.4 million in the nine-month periods of 2016 and 2015, respectively. Interest payments, net of cash interest income and including capitalized interest, were $8.0 million and $11.1 million in the first nine months of 2016 and 2015, respectively.

Cash provided by operating activities in 2016 reflects net income excluding non-cash items (defined as cash provided by operating activities excluding cash distributions from equity method investments and changes in income taxes receivable/payable and operating assets and liabilities) of $31.0 million and a $2.9 million decrease in accounts receivable and other current assets, including the effect of payments from certain rural health care customers. These items were partially offset by a $3.7 million decrease in accounts payable and other current liabilities reflecting incentive compensation, interest and Wireless Sale wind-down payments.

Cash provided by operating activities of $5.5 million in the first nine months of 2015 reflects net income excluding non-cash items of $3.2 million, a $7.1 million decrease in accounts receivable and other current assets and cash distributions from AWN of $3.1 million. These items were partially offset by a $10.5 million net decrease in accounts payable, taxes payable and other current liabilities, including the effect of cash payments for interest, taxes and Wireless Sale transaction and wind-down costs.

Cash Flows from Investing Activities

Cash used by investing activities of $29.7 million in the first nine months of 2016 consisted primarily of expenditures on capital totaling $31.5 million including the second $5.5 million payment for the purchase of the Fiber Optic System in 2015. Of $22.4 million incurred in 2016, $11.7 million was success based versus maintenance. Proceeds on the sale of assets included receipt of the second payment of $2.7 million for the fiber strands sold to QHL in 2015.

Cash provided by investing activities of $252.7 million in the first nine months of 2015 included proceeds on the Wireless Sale of $285.2 million. The purchase price adjustments were resolved in the third quarter of 2015. Proceeds from investing activities also included $1.9 million of cash distributions from AWN and $3.1 million on the sale of assets, primarily associated with the sale of fiber on the North Slope fiber optic network to CPAI and QHL. Total cash paid on capital spending was $34.8 million, including the first $5.5 million payment for the fiber optic network purchased from CPAI. Of the $38.2 million incurred in the first nine months of 2015, $11.0 million was for the fiber optic network ($5.5 million of which was payable in 2016) and an additional $11.7 was success based versus maintenance.

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

Cash Flows from Financing Activities

Cash used by financing activities of $12.9 million in the first nine months of 2016 consisted primarily of the repurchase of $10.0 million principal amount of our 6.25% Notes for $9.8 million and scheduled principal payments on the First Lien Term Loan of our 2015 Senior Credit facilities totaling $2.3 million.

Cash used by financing activities of $247.9 million in the first nine months of 2015 consisted primarily of repayments of long term debt totaling $333.4 million partially offset by proceeds from the issuance of debt totaling $90.1 million. Repayment of long term debt included $240.5 million paid on our 2010 Senior Credit Facility from proceeds on the Wireless Sale and, in connection with our third quarter refinancing activities, repayment of the balance of the 2010 Senior Credit Facility in the amount of $80.4 million and repurchase of our 6.25% Notes in the principal amount of $10.0 million. Proceeds from the 2015 Senior Credit Facilities totaling $90.1 million were utilized in part to repay our 2010 Senior Credit Facility and repurchase a portion of our 6.25% Notes. We incurred debt issuance costs of $4.6 million primarily associated with the 2015 Senior Credit Facilities and the amendment to our 2010 Senior Credit Facility. We also made a final contingent payment of $0.3 million in connection with our acquisition of TekMate. Cash proceeds from financing activities included a $0.3 million contribution to our joint venture with Quintillion Holdings, LLC by the noncontrolling interest and $0.1 million of proceeds from the issuance of common stock.

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

We are responding to these challenges by (i) driving top line growth in broadband service revenues with a focus on business and wholesale customers; (ii) managing our cost structure to deliver consistent Adjusted EBITDA and Free Cash flow performance; and (iii) holding capital spending to approximately $32 million annually. We also anticipate dedicating a portion of our free cash flow to pay down debt and reduce our interest expense over time.

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

As disclosed below, we were in compliance with all financial ratios as of September 30, 2016.

	Limit	Actual
Net Total Leverage to Consolidated EBITDA Ratio:
First Lien Term Loan	3.75	2.95
Second Lien Term Loan	4.31	2.95

Senior Leverage to Consolidated EBITDA Ratio:
First Lien Term Loan	2.50	1.63
Second Lien Term Loan	2.875	1.63

	Minimum	Actual
Consolidated EBITDA to Debt Service Coverage Ratio:
First Lien Term Loan	2.00	3.40
Second Lien Term Loan	1.70	3.40

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

The weighted interest rate on the 2015 Senior Credit Facilities was 6.64% at September 30, 2016.

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

NON-GAAP FINANCIAL MEASURES

The Company provides certain non-GAAP financial information, including Adjusted EBITDA, Free Cash Flow and Net Debt. Adjusted EBITDA and Free Cash Flow measure the Company’s primary business activities without regard for the effects of special items and income tax structure. Adjusted EBITDA eliminates the effects of period to period changes in costs that are not directly attributable to the underlying performance of the

Company’s business operations and is used by Management and the Company’s Board of Directors to evaluate current operating financial performance, analyze and evaluate strategic and operational decisions and better evaluate comparability between periods. Free Cash Flow is used to assess the Company’s ability to generate cash and plan for future operating and capital actions. Adjusted EBITDA and Free Cash Flow are common measures utilized by our peers (other telecommunications companies) and we believe they provide useful information to investors and analysts about the Company’s operating results, financial condition and cash flows. Net Debt provides Management and the Board of Directors with a measure of the Company’s current leverage position.

Adjusted EBITDA is defined as net income (loss) before interest, loss on extinguishment of debt, depreciation and amortization, gain or loss on asset purchases or disposals including the sale of our wireless operations, earnings from equity method investments, income taxes, Wireless Sale transaction and wind-down related costs, stock-based compensation, pension adjustments, net loss attributable to noncontrolling interest and expenses under the Company’s long term cash incentive plan (“LTCI”). LTCI expenses are considered part of an interim compensation structure to mitigate the dilutive impact of additional share issuances for executive compensation. Distributions from AWN are included in Adjusted EBITDA.

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

The Company does not provide reconciliations of guidance for Adjusted EBITDA to Net Income, and Free Cash Flow to Net Cash Provided by Operating Activities, in reliance on the unreasonable efforts exception provided under Item 10(e)(1)(i)(B) of Regulation S-K. The Company does not forecast certain items required to develop the comparable GAAP financial measures. These items are realized and unrealized gains and losses on effective and ineffective hedges, charges and benefits for uncollectible accounts, certain other non-cash expenses, unusual items typically excluded from Adjusted EBITDA and Free Cash Flow, and changes in operating assets and liabilities (generally the most significant of these items, representing cash outflows of $1.7 million and $2.5 million in the nine-month periods of 2016 and 2015, respectively).

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

The following tables provide the computation of Adjusted EBITDA and reconciliation to Net Income, and the computation of Free Cash Flow and reconciliation to Net Cash Provided by Operating Activities for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$320	$1,202	$656	$12,559
Add (subtract):
Interest expense	3,869	4,077	11,590	15,753
Loss on extinguishment of debt	—	2,250	336	4,878
Interest income	(7)	(14)	(18)	(56)
Depreciation and amortization	8,748	8,475	25,908	25,491
Loss (gain) on disposal of assets, net	132	(6,978)	284	(46,364)
Earnings from equity method investments	—	—	—	(3,056)
AWN distributions received/receivable, net	—	—	—	765
Income tax (benefit) expense	(82)	663	217	9,982
Stock-based compensation	700	619	2,147	1,898
Long-term cash incentives	180	714	585	1,356
Pension adjustment	(41)	210	—	210
Net loss attributable to noncontrolling interest	34	37	101	56
Wireless sale transaction-related and wind-down costs	—	1,321	—	12,629

Adjusted EBITDA	$13,853	$12,576	$41,806	$36,101
Less:
Capital expenditures excluding acquisition price of North Slope fiber network	(8,689)	(12,083)	(22,351)	(27,216)
Milestone billings for fiber build project for a carrier customer	—	—	—	2,500

Net capital expenditures	(8,689)	(12,083)	(22,351)	(24,716)

Purchase of North Slope fiber network:
Acquisition price	—	—	—	(11,000)
(Paid) less: 50% due in 2016	—	—	(5,500)	5,500
Proceeds on sale of fiber to joint venture partner	—	—	2,650	2,650
Less: other cash proceeds	—	—	—	400

	—	—	(2,850)	(2,450)

Amortization of deferred GCI/AWN capacity revenue	(522)	(520)	(1,547)	(1,649)
Interest paid	(1,653)	(2,179)	(8,012)	(11,120)

Free cash flow	$2,989	$(2,206)	$7,046	$(3,834)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net cash provided by operating activities	$9,478	$13,746	$28,415	$5,500
Adjustments to reconcile net cash provided by operating activities to free cash flow:
Capital expenditures excluding acquisition price of North Slope fiber network	(8,689)	(12,083)	(22,351)	(27,216)
Milestone billings for fiber build project for a carrier customer	—	—	—	2,500
Purchase of North Slope fiber network:
Acquisition price	—	—	—	(11,000)
(Paid) less: 50% due in 2016	—	—	(5,500)	5,500
Proceeds on sale of fiber to joint venture partner	—	—	2,650	2,650
Other cash proceeds	—	—	—	400
Amortization of deferred capacity revenue	862	693	2,564	2,162
Amortization of deferred GCI/AWN capacity revenue	(522)	(520)	(1,547)	(1,649)
Interest expense	3,869	4,077	11,590	15,753
Amortization of debt issuance costs and debt discount	(1,014)	(1,019)	(3,035)	(3,062)
Interest paid	(1,653)	(2,179)	(8,012)	(11,120)
Interest income	(7)	(14)	(18)	(56)
Unrealized gain on ineffective hedge	—	278	—	820
Amortization of ineffective hedge	—	—	—	(1,970)
Income tax (benefit) expense	(82)	663	217	9,982
Income taxes receivable (payable)	130	6,302	852	(1,736)
Deferred income tax expense	(48)	(6,965)	(543)	(3,571)
Charge for uncollectible accounts	(89)	(66)	(166)	(1,385)
Cash distribution from equity method investments	—	—	—	(3,056)
Long-term cash incentives	180	714	585	1,356
Pension adjustment	(41)	210	—	210
Net loss attributable to noncontrolling interest	34	37	101	56
Wireless sale transaction-related and wind-down costs	—	1,321	—	12,629
AWN distributions received/receivable, net	—	—	—	765
Other non-cash expense, net	(52)	(274)	(466)	(817)
Changes in operating assets and liabilities	633	(7,127)	1,710	2,521

Free cash flow	$2,989	$(2,206)	$7,046	$(3,834)

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

We expect variable growth in equipment sales, as this revenue stream is impacted by non-recurring transactions. We expect access revenues to continue to decline as voice traffic experiences decline with long distance carriers. As discussed in “US Federal Regulatory Matters” above, the FCC released its order for CAF II on October 31, 2016. As a result, we currently expect our high cost support revenue to be relatively unchanged for the next ten years.

Our financial guidance for the full year 2016 is as follows:

•	Total revenue of approximately $228 million.

•	Adjusted EBITDA of approximately $59 million.

•	Capital spending of approximately $32 million.

•	Free cash flow of approximately $8 million.

As discussed in “Non-GAAP Financial Measures,” the Company does not provide reconciliations of guidance for Adjusted EBITDA to Net Income, and Free Cash Flow to Net Cash Provided by Operating Activities.

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of September 30, 2016, we have recorded litigation accruals of $0.9 million against certain of those claims and legal actions. Estimates involved in developing these litigation accruals could change as these claims, legal actions and regulatory proceedings progress. See also Part II, Item 1. Legal Proceedings.

EMPLOYEES

As of September 30, 2016 we employed 634 regular full-time employees, 12 regular part-time employees and 5 temporary employees, compared with 655, 6 and 3, respectively at December 31, 2015. Approximately 57% of our employees are represented by the IBEW. Our Master Collective Bargaining Agreement (“CBA”) with the IBEW governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska through December 31, 2016. Management and the IBEW are currently engaged in negotiations pertaining to a new CBA.

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

Recently Adopted Accounting Pronouncements

In the first quarter of 2016, the Company adopted Accountings Standards Update (“ASU”) No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. As provided by ASU 2015-05, the Company adopted the update prospectively to all arrangements entered into or materially modified beginning in 2016. Adoption of ASU 2015-05 did not have a material effect on the Company’s consolidated financial statements and related disclosures in the nine-month period ended September 30, 2016.

Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 require that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of ASU 2014-09 from annual periods beginning after December 15, 2016 to annual periods beginning after December 15, 2017. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”). This update provides further guidance on two aspects of Topic 606: (i) identifying performance obligations; and (ii) implementation of licensing guidance. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). This update (i) clarifies the objective of the collectability criterion; (ii) permits an entity to exclude amounts collected from customers for all sales and other similar taxes from the transaction price; (iii) specifies that the measurement date for noncash consideration is contract inception; (iv) provides a practical expedient for addressing contract modifications; (v) clarifies the definition of a completed contract for transition purposes; and (vi) clarifies certain retrospective adoption guidance. ASU 2016-10 and ASU 2016-12 do not change the core principles of the guidance in Topic 606. The Company currently expects to complete its evaluation of the effect ASU 2014-09 and subsequent updates will have on its consolidated financial statements and related disclosures during the fourth quarter of 2016. The Company has not yet selected and adoption date or a transition method.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Provisions include (i) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement; (ii) the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur; (iii) an entity should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period; (iv) excess tax benefits should be classified as an operating activity; (v) an entity may make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; (vi) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates; and (vii) cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Adoption will be applied prospectively, retrospectively or using a modified retrospective method as required by the specific provisions. The Company currently intends to adopt the provisions of ASU 2016-09 in 2017 and does not currently expect that adoption will have a material effect on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The amendments in this update address eight specific cash flow classification issues for which current GAAP either is unclear or does not include specific guidance, and for which there exists diversity in practice: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted, including adoption in an interim period. Adoption is to be applied using a retrospective transition method to each period presented. The Company is evaluating the effect that ASU 2016-15 will have on its consolidated financial statements and related disclosures, and does not currently expect the effect to be material.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). The amendments in this update provide that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current guidance prohibits the recognition of current and deferred income taxes for such transfers until the asset has been sold to an outside party. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in this update should be applied on a modified retrospective basis. The Company is evaluating the effect that ASU 2016-16 will have on its consolidated financial statements and related disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is associated with changes in interest rates. The interest rates and cash interest payments were substantially fixed on approximately $138.2 million, or 76%, of our total borrowings of $182.4 million, as of September 30, 2016. Our 6.25% Notes have a fixed coupon rate. The $62.5 million outstanding balance on the First Lien Term Loan of our 2015 Senior Credit Facilities bears interest of LIBOR plus 4.5% with a LIBOR floor of 1.0% and the $25.0 million Second Lien Term Loan bears interest of LIBOR plus 8.5% with a LIBOR floor of 1.0% as of September 30, 2016.

We manage a portion of our exposure to fluctuations in LIBOR and the resulting impact on interest expense and cash interest payments on our 2015 Senior Credit Facilities through the utilization of a pay-fixed, receive-floating interest rate swap designated as a cash flow hedge. As of September 30, 2016, interest expense on $43.3 million, or approximately 50%, of the amount outstanding under the 2015 Senior Senior Credit Facilities was hedged. A hypothetical 100 basis point increase in LIBOR over the floor of 1.0% during the next twelve months would result in an approximately $0.4 million increase in interest expense and cash interest payments associated with the unhedged portion of the 2015 Senior Credit Facilities.

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

In the second quarter of 2016, we completed the review of all controls involving significant judgment, the providing of additional training to control and process owners and the realignment of the control structure of the income tax function. In the third quarter of 2016, the third-party assessment of the overall structure and environment of our internal control over financial reporting was completed and the results were presented to management and our audit committee. Recommendations for improving the documentation of controls and a risk assessment associated with financial reporting were provided by the third-party firm. Management, with the oversite of the audit committee, engaged a third-party firm to centralize and provide internal control over financial reporting services and assist with implementation of the recommendations referenced above. Implementation of the recommendations was completed during the third quarter. We currently expect to complete remediation of the material weaknesses by December 31, 2016.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the third quarter of 2016 and have concluded that, other than as discussed above under “Evaluation of Disclosure Controls and Procedures,” there were no changes to our internal control over financial reporting during the third quarter of 2016 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of September 30, 2016 we have recorded litigation accruals of $0.9 million against certain current claims and legal actions. Other than as described above and as disclosed previously in Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2015, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Revenues from access charges will continue to decline and revenue from various regulated support mechanisms is subject to rule changes at the FCC and the RCA.

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

As discussed in “US Federal Regulatory Matters,” the FCC released its order for CAF II on October 31, 2016. As a result, we currently expect our high cost support revenue to be relatively unchanged for the next ten years.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit	Where Located

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Date: November 3, 2016	/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2016	/s/ Laurie Butcher
Laurie Butcher
Senior Vice President of Finance
(Principal Financial and Accounting Officer)