Form 10-K
period 2016-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2017-03-16
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on June 30, 2016 was approximately $84 million computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of March 6, 2017 there were outstanding 51,952,009 shares of Common Stock, $.01 par value, of the registrant.

Documents Incorporated by Reference

Information required by Part II (Item 5) and Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2016.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

Cautionary Statement Regarding Forward Looking Statements and Analysts’ Reports

This Form 10-K and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “us”, the “Company” and “Alaska Communications”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Forward-looking statements may be contained in this Form 10-K under “Item 1A, Risk Factors” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	governmental and public policy changes, including on-going changes in our revenues, or obligations we will assume to receive these revenues, resulting from regulatory actions affecting inter-carrier compensation, and on-going support for federal and state programs such as lifeline services to our customers and Carrier of Last Resort obligations

•	our size, because we are a smaller sized competitor in the markets we serve and we compete against large competitors with substantially greater resources

•	the Alaskan economy, which has been impacted by continued low crude oil prices. If sustained, they could have a significant impact on both the level of spending by the State of Alaska and the level of investment in resource development projects by major natural resource exploration and development companies in Alaska. Both outcomes may impact the economy in the markets we serve and impact our future financial performance

•	our ability to maintain our new cost structure as a more focused broadband and managed information technology (“IT”) services company following the sale and subsequent wind-down of our Wireless operations. Maintaining our cost reductions is key to generating cash flow from operating activities. If we fail to maintain these reductions, our financial condition will be impacted

•	the cost and availability of future financing, at the terms, and subject to the conditions necessary, to support our business and pursue growth opportunities; our debt could also have negative consequences for our business; for example, it could increase our vulnerability to general adverse economic and industry conditions, or limit our flexibility in planning for, or reacting to, changes in our business and the telecommunications industry; in addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our credit facilities; if we are unable to satisfy the financial covenants contained in those agreements, or are unable to generate cash sufficient to make required debt payments, the lenders and other parties to those arrangements could accelerate the maturity of some or all of our outstanding indebtedness

•	disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of the physical infrastructure, operating systems or devices that our customers use to access our products and services

•	our ability to successfully renegotiate the Company’s Master Collective Bargaining Agreement with the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”) that expired on December 31, 2016. As of the date of this report, negotiations for a new agreement are continuing and the parties will operate under the terms of the prior agreement until a new contract is in place. In the event of a work stoppage, we may be required to utilize cash on hand to support the funding of operations during the affected period

•	our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including on-going capital expenditures needed to upgrade our network to industry competitive speeds, particularly in light of expected 5G deployments by mobile wireless carriers

•	our ability to continue to develop attractive, integrated products and services to evolving industry standards, and meet the pressure from competition to offer these services at lower prices

•	unanticipated damage to one or more of our undersea fiber optic cables resulting from construction or digging mishaps, fishing boats or other reasons

•	structural declines for voice and other legacy services within the telecommunications industry

•	a maintenance or other failure of our network or data centers

•	a failure of information technology systems

•	a third party claim that the Company is infringing upon their intellectual property, resulting in litigation or licensing expenses, or the loss of our ability to sell or support certain products

•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan

•	the success or failure of any future acquisitions or other major transactions

•	geologic or other natural disturbances relevant to the location of our operations

•	the ability to attract, recruit, retain and develop the workforce necessary for implementing our business plan

•	the success of the Company’s expansion into managed IT services, including the execution of such services for customers

•	the success of our joint venture with Quintillion Holdings, LLC to provide broadband solutions to the North Slope of Alaska

•	our internal control over financial reporting may not be effective, which could cause our financial reporting to be unreliable

•	our ability to meet or satisfy the terms and conditions of the 2017 Senior Credit Facility or to draw down funds under such facility or to meet its requirements

•	our ability to commence or complete the expected tender offer for our 6.25% Convertible Notes due 2018 or otherwise repurchase such notes, or repurchase shares of our Common Stock under our repurchase program

•	the matters described under “Item 1A, Risk Factors”

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

PART I

Item 1. Business

OVERVIEW

Over the past five years, through a series of transactions and investments, we have evolved from a wireline and wireless telecom provider to a fiber broadband and managed IT services provider, focused primarily on business and wholesale customers in and out of Alaska. We also provide telecommunication services to consumers throughout the state. Our facilities based communications network extends throughout Alaska and connects to the contiguous states via our two diverse undersea fiber optic cable systems and our usage rights on a third undersea system. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. We operate in a largely two-player terrestrial wireline market and we estimate our market share to be less than 25% statewide. However, our revenue performance relative to our largest competitor suggests that we are gaining market share in the markets we are serving. Our primary focus is to: (i) generate industry leading revenue growth through increasing broadband and managed IT service revenue with our business, wholesale and consumer customers, (ii) continuously improve our customer service, (iii) improve Adjusted EBITDA and Adjusted Free Cash Flow (both as defined in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”) performance through top line growth and margin management, and (iv) work with state and federal regulatory agencies to provide a stable and predictable regulatory environment for our business.

The sale of our wireless operations (the “Wireless Sale”) in 2015 included the sale of both our one-third interest in the Alaska Wireless Network (“AWN”) and our wireless customer contracts, but excluded our wifi-based services and the wireless backhaul contracts (which provide wireline broadband services to cellular towers) that we entered into after the formation of AWN. This transaction allowed us to exit a line of business facing increasing levels of competition and declining roaming revenues at an attractive price.

Our parent company, Alaska Communications Systems Group, Inc., was incorporated in 1998 under the laws of the state of Delaware. Our principal executive offices are located at 600 Telephone Avenue, Anchorage, Alaska 99503-6091. Our telephone number is (907) 297-3000 and our investor internet address is www.alsk.com. Our customer internet address is www.AlaskaCommunications.com.

Markets, Services and Products

We operate our business under a single reportable segment. We manage our revenues based on the sale of services and products to the three wireline customer categories listed below. Prior to the Wireless Sale in the first quarter of 2015 we provided retail wireless services and generated certain revenue streams related to our ownership in AWN. Our focus is now exclusively on serving customers in the following areas:

•	Business and Wholesale (broadband, voice and managed IT services)

•	Consumer (broadband and voice services)

•	Regulatory (access charges, surcharges and federal and state support)

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

Business and Wholesale

Providing services to Business and Wholesale customers provides the majority of our revenues and is expected to continue being the primary driver of our growth over the next few years. Our business customers include large enterprises, government customers and small and medium business. We were the first Alaska-based carrier to be Carrier Ethernet 2.0 Certified and are currently the only Alaska-based carrier certified for multipoint-to-multipoint services. This certification means that we meet international standards for the quality of our broadband services. We also offer IP based voice including the largest SIP implementations in the state of Alaska, and are the first Microsoft Express Route provider in the state. We believe our network differentiates us in the markets we serve, because we prefer not to compete on price; but on the quality, reliability and the overall value of our solutions. Accordingly, we have significant capacity to “sell into” the network we operate and do so at what we believe are attractive incremental gross margins.

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

Consumer

We provide voice and broadband services to residential customers. Given that our primary competitor has extensive quad play capabilities (video, voice, wireless and broadband) we target how and where we offer products and services to this customer group in order to maintain our returns. Our focus is to leverage the capabilities of our existing network and sell customers our highest available bandwidth. Our primary competitive advantage is that we offer reliable internet service without data caps, while our competitor charges customers or throttles customers’ speeds for exceeding given levels of data usage. Revenues from these customers began to stabilize in the second half of 2016 and we expect modest growth beginning in 2017.

Regulatory

Regulatory revenue is generated from three primary sources: (i) Access charges, which include interstate and intrastate switched access and special access charges, and cellular access; (ii) Surcharges billed to the end user (pass-through and non-pass-through); and (iii) federal and state support. We provide voice and broadband origination and termination services to interstate and intrastate carriers. While we are compensated for these services, these revenue streams have been in decline and we expect them to continue to decline. In addition, as regulators have reformed traditional access charges, they have simultaneously implemented new end user surcharges that contribute to our revenue.

Access Charges

Interstate and intrastate switched access are services based primarily on originating and terminating access minutes from other carriers. Special access is primarily access to dedicated circuits sold to wholesale customers, substantially all of which is generated from interstate services. Cellular access is the transport of tariffed local network services between switches for cellular companies based on individually negotiated contracts. For the years ended December 31, 2016, 2015 and 2014, access charges represented approximately 2.5%, 2.8% and 3.2%, respectively, of our total wireline revenue.

Surcharges

We assess our customers for surcharges, typically on a monthly basis, as required by various state and federal regulatory agencies, and remit these surcharges to these agencies. These pass-through surcharges include Federal Universal Access and State Universal Access. These surcharges vary from year to year, and are primarily recognized as revenue, and the subsequent remittance to the state or federal agency as a cost of sale and service. The rates imposed by the regulators continue to increase. However, because the charges are only assessed on a portion of our services, and that portion continues to decline, we expect these revenue streams to decline over time as the revenue base declines. Other non-pass-through surcharges are collected from our customers as authorized by the regulatory body. The amount charged is based on the type of line: single line business, multi-line business, consumer or lifeline. The rates are established based on federal or state orders. These charges are recorded as revenue and do not have a direct associated cost. Rather, they represent a revenue recovery mechanism established by the Federal Communications Commission (“FCC”) or the Regulatory Commission of Alaska. For the years ended December 31, 2016, 2015 and 2014, pass-through surcharges represented approximately 32%, 30% and 28%, respectively, of the total surcharge revenue billed to our end customers.

Federal and State Support

We receive interstate and intrastate universal support funds and similar revenue streams structured by federal and state regulatory agencies that allow us to recover our cost of providing universal service in Alaska. For the year ending December 31, 2016 the Company recognized $19.7 million in federal high cost universal service revenues to support our wireline operations in high cost areas. The FCC has released the CAF Phase II order specific to Alaska Communications which transitioned from CAF Phase I frozen support to CAF Phase II. Funding under the new program will generally require the Company to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, and meet interim milestone build-out obligations. In addition to federal high cost support, the Company is designated by the State of Alaska as a Carrier of Last Resort (“COLR”) in five of the six study areas. In addition to COLR, the Company receives Carrier Common Line (“CCL”) support. We do not receive COLR or CCL funding for the ACS of Anchorage study area. As a COLR we are required to provide services essential for retail and carrier-to-carrier telecommunication throughout the applicable coverage area. For the years ended December 31, 2016, 2015 and 2014, total federal and state support represented approximately 11%, 12% and 13%, respectively, of total wireline revenue.

Wireless and AWN Related Revenue

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

Following the Wireless Sale, we were required to provide transition services to General Communication, Inc. (“GCI”), which required us to continue to maintain certain aspects of our retail wireless operations, such as the operation of our retail stores, maintaining wireless retail customer support functions in our contact center and providing certain supply chain management, billing and collection and treasury management functions. These transition services were completed on April 17, 2015.

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

We also own and operate an undersea fiber optic cable system that connects our Alaskan network to our facilities in Oregon and Washington. These facilities provide the most survivable service to and from Alaska, with key monitoring and disaster recovery capabilities for our customers. In 2015 we acquired certain capacity on another provider’s network providing us with diverse connectivity into Juneau, thus eliminating what was previously a single point of failure. We also have usage rights along another undersea fiber network connected to the lower-48.

Our network in Oregon and Washington includes terrestrial transport components linking Nedonna Beach, Oregon to a Network Operations Control Center in Hillsboro, Oregon and collocation facilities in Portland, Oregon and Seattle, Washington. In addition, AKORN®, one of our undersea fiber optic cable systems, connects our Alaska network from Homer, Alaska to our facilities in Florence, Oregon along a diverse path within Alaska, the Pacific Northwest and undersea in the Pacific Ocean. Northstar, our other undersea fiber optic system, has cable landing facilities in Whittier, Juneau, and Valdez, Alaska, and Nedonna Beach, Oregon. Our AKORN® and Northstar systems provide a total of 6,000 miles of submarine fiber. Together, these fiber optic cables provide extensive bandwidth as well as survivability protection designed to serve our own, as well as our most demanding customers’ critical communications requirements. Through our landing stations in Oregon, we also provide an at-the-ready landing point for other large fiber optic cables, and their operators, connecting the U.S. to networks in Asia and other parts of the world.

In April 2015, we entered into an agreement to purchase a terrestrial fiber network on the North Slope of Alaska. This network allows us to provide broadband solutions to the oil and gas sector in a market that previously had no competition, and continue to advance our sales of managed IT services. Also in April 2015, the Company entered into a joint venture agreement with Quintillion Holdings, LLC (“Quintillion”) for the purpose of expanding the fiber optic network and making the network available to other telecom carriers. The joint venture may also participate in and facilitate other capital and service initiatives in the telecom industry. During 2015 and 2016 we focused on beginning to make the network operational in order to meet our service level standards.

Additionally, our joint venture partner, Quintillion, is investing in a global submarine network with contemplated landing stations in several northwest Alaska communities, including a terrestrial route from the North Slope to Fairbanks. Opportunities to acquire capacity on this system should allow for meaningful extensions to our network reach in Alaska.

Competition

Management estimates the Alaska wireline telecom and IT services market to be approximately $1.6 billion. This market is comprised of the IT services market of approximately $830 million, the broadband market of approximately $630 million and the voice market of approximately $140 million. Management estimates that over 85% of this market opportunity is from the business and wholesale customer segment.

We expect to experience significant growth in managed IT services over time by providing these services to our broadband customers. We believe the competition for managed IT services is fragmented.

We face strong competition in our markets from larger competitors with substantial resources. For traditional voice and broadband services, we compete with GCI and AT&T on a statewide basis, and smaller providers such as Matanuska Telephone Association, Inc. on a more localized basis.

As the largest facilities based operator in Alaska, GCI is the dominant statewide provider of broadband, voice, wireless and video services. In the markets where we compete with GCI (broadband and voice), GCI has approximately 60% of the market share in the consumer segments and 51% market share in the business segments. GCI continues to expand its voice and data network, often taking advantage of subsidized government programs which create a monopoly for services in certain markets. AT&T’s primary focus is to be the provider of voice and broadband services to its nation-wide customers. AT&T tends to use its existing broadband network to serve these customers or it leases capacity from GCI or Alaska Communications to augment its existing network.

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

Sales and Distribution Channels

Our sales strategy combines primarily direct and some indirect distribution channels to retain current customers and drive sales growth. Our focus in 2017 is to continue leveraging our direct sales channels serving Business and Wholesale customers, and our web and contact center channels for consumer customers for continued sustained performance. In 2015 and 2016, we focused on improved customer service and moved more consumer transactions to the web. This trend is expected to continue in 2017.

Customer Base

We generate our revenue through a diverse statewide customer base and there is no reliance on a single customer or small group of customers. Business and wholesale customers are our primary focus and they comprised 60.3% of our total revenue in 2016.

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

Employees

As of December 31, 2016, we employed 629 regular full-time employees, 9 regular part-time employees and 4 temporary employees. Approximately 56% of our employees are represented by the IBEW. Our Master Collective Bargaining Agreement (“CBA”) with the IBEW, governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska and expired on December 31, 2016. As of the date of this report, negotiations for a new agreement are continuing, and the parties will operate under the terms of the prior agreement until a new contract is in place. Management considers employee relations to be generally good.

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

Overview

Some of the telecommunications services we provide are subject to extensive federal, state and local regulation. These regulations govern, in part, our rates and the way we conduct our business, including the requirement to offer telecommunications services pursuant to nondiscriminatory rates, terms, and conditions, the obligation to comply with E-911 rules, the Communications Assistance for Law Enforcement Act (“CALEA”), the obligation to safeguard the confidentiality of customer proprietary network information (“CPNI”), as well as our obligation to maintain specialized records and file reports with the FCC and state regulators. These requirements are subject to frequent change. Compliance is costly, and limits our ability to respond to some of the demands of our increasingly competitive service markets.

We generate revenue from these regulated services through regulated charges to our retail customers, access and other charges to other carriers, and federal and state universal service support mechanisms for telecommunications and broadband services. These revenues are recorded throughout our customer categories. Prior to the sale of our interest in AWN to GCI in the first quarter of 2015, we remitted an amount equal to the federal universal service support associated with our wireless business to AWN, and that support therefore, had no direct impact to our net income (loss), cash flow from operating activities or Adjusted EBITDA. After the sale, we ceased to receive that support, but continue to receive federal and state universal service support associated with our wireline operations.

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

Federal Regulation

We must comply with the Communications Act of 1934, as amended (the “Communications Act”) and regulations promulgated thereunder, which require, among other things, that we offer regulated interstate services upon request at just, reasonable and non-discriminatory rates and terms. The Communications Act also requires us to offer competing carriers interconnection and non-discriminatory access to certain facilities and services designated as essential for local competition, and permits the FCC to deregulate us as markets become more competitive. Under the Communications Act we are eligible for support revenues to help defray the cost of providing services to rural, high cost areas, low-income consumers, schools and libraries, and rural health care providers. Many of these regulations recently have been modified by the FCC and others are the subject of on-going FCC rule-makings that are expected to result in further changes; in both cases, the changes are intended to expand the support mechanisms to include broadband Internet access services, and promote additional deployment of equipment, facilities, and systems necessary to support such services.

Rate Regulation

Our LEC subsidiaries are regulated common carriers offering local voice and a limited set of data services and are subject to a mixture of competitive market regulations and rate of return regulations for intrastate services we offer in Alaska, and price-cap rate regulation for interstate services regulated by the FCC. Because they face competition, our LEC subsidiaries may not be able to charge their maximum permitted rates under price cap regulation or realize their allowed intrastate rate of return even where they are rate-of-return regulated. A broader range of data and information services are offered by our unregulated affiliates or as unregulated services by our regulated companies.

In establishing their costs of regulated telecommunications services, our LEC subsidiaries determine their aggregate costs and place them within an FCC-prescribed Uniform System of Accounts, then allocate those costs between regulated and non-regulated services, then separate the regulated portion of these costs between the state and federal jurisdictions, and finally among specific inter- and intra-state services. This process is governed primarily by the FCC and the RCA rules and regulations. In August 2014, the FCC opened a proceeding to consider whether to modify or eliminate its cost accounting rules. In addition, for more than a decade, the FCC has been considering whether to modify or eliminate these current jurisdictional separations process. These questions remain pending with the FCC. The FCC’s decision, when it comes, could indirectly increase or reduce earnings of carriers subject to jurisdictional separations rules by affecting the way costs are divided between regulated and unregulated services, and the way regulated costs are divided between the federal and state jurisdictions. In addition, these changes could affect the ways in which the FCC and RCA evaluate the reasonableness of our regulated rates for telecommunications services.

Regulation of Broadband Internet Access Services

In March 2015, the FCC reclassified mass market broadband Internet access services as a “telecommunications service,” subject to common carrier pricing and other regulations under Title II of the Communications Act, which had historically applied only to traditional telephone service. The FCC thus departed from its long history of treating broadband Internet access services as “information services,” which are subject to far less intrusive federal oversight, though the FCC has declared its intention not to require broadband Internet access service providers to file federal “tariffs” or otherwise obtain advance FCC review or approval of the rates, terms, and conditions under which they offer broadband Internet access service. In June 2016, the FCC’s decision was upheld on appeal by a panel of the United States Court of Appeals for the District of Columbia Circuit.

The FCC’s decision prohibits providers of mass market broadband Internet access service from engaging in certain conduct, as follows:

•	No blocking of lawful content, applications, services, or non-harmful devices, subject to reasonable network management practices, which must have primarily a technical, rather than business, justification.

•	No “throttling,” that is, slowing down or otherwise impairing service based on content, application, service, or use of a non-harmful device, subject to reasonable network management.

•	No paid prioritization of traffic, for example, favoring some traffic over other traffic in exchange for monetary or other consideration, or to benefit an affiliate. This rule is not subject to reasonable network management.

•	No unreasonable interference or causing unreasonable disadvantage to “end users’ ability to select, access, and use broadband Internet access service or the lawful Internet content, applications, services, or devices of their choice, or edge providers’ ability to make lawful content, applications, services, or devices available to end users,” subject to reasonable network management. The FCC identified seven factors it would consider on a case-by-case basis when applying this rule.

In addition, the FCC’s order preserved and expanded requirements to disclose broadband service performance, network management, and applicable commercial terms. Service providers like the Company that have 250,000 or fewer broadband subscribers are exempt from the disclosure requirements through January 17, 2022.

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

Data Security and Privacy

In November 2016, the FCC issued new data privacy and security rules governing service providers’ use and sharing of customer data relating to their use of telecommunications services, including mass market broadband Internet access service. In general, these rules supplant the preexisting Federal Trade Commission rules on this subject. The FCC’s new rules require detailed disclosure of the service provider’s policies regarding the collection, use, and disclosure of information about its customer and that customer’s use of the provider’s services. The rules divide this information into three “sensitivity” tiers, based on the FCC’s opinion of the level of potential “sensitivity” of each element of information. Service providers must obtain the appropriate level of consent—either opt-in, opt-out, or none—before using or sharing information in the associated tier. These rules replaced the FCC’s legacy CPNI rules, which were focused on voice telephony services. Pending approval from the Office of Management and Budget, the new rules will become effective in stages between now and December 4, 2017, with a further twelve-month extension of time for small mass market broadband Internet access service providers serving fewer than 100,000 connections, and small voice service providers serving fewer than 100,000 lines, to implement the new notice and customer approval rules. In addition, the new FCC Republican majority, as well as members of Congress, have expressed interest in modifying or overturning these new regulations. We are continuing to assess the full extent of the impact of these new rules, if any, on our business.

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

On December 28, 2006, the FCC conditionally and partially granted ACSA forbearance from the obligation to lease UNEs to our competitors. This forbearance was limited to five wire centers within the Anchorage service area. Even where relief was granted, however, the FCC has required ACSA to lease loops and sub-loops at commercially negotiated rates, or if there is no commercial agreement, at the rates for these UNEs in Fairbanks. As a result of this decision, on March 15, 2007, our LECs entered into a five-year global interconnection and resale agreement with GCI governing the provision of UNEs and other services. The successor to that agreement remains in effect, and the parties are currently negotiating a newly updated successor agreement that be submitted to the RCA for approval before it takes effect.

On December 28, 2015, the FCC issued an order granting “forbearance” from certain ILEC obligations under the Communications Act and the FCC’s rules. As of that date, the FCC has relieved our ILEC subsidiaries of “dialing parity” and “equal access” obligations that, formerly, required us to ensure that customers were able to route their calls to other telecommunications service providers without having to dial additional digits, and to allow each of our ILEC telephone service customers to choose among any available providers of stand-alone interstate long-distance service, which the customer could then reach simply by dialing “1.” We must continue to offer those capabilities to any customer that has presubscribed to a stand-alone interstate long-distance provider prior to December 28, 2015, but are not required to make long-distance presubscription available to new customers. This decision is the subject of a Petition for Reconsideration with respect to “rural areas of Alaska,” which remains pending with the FCC.

In the same order, the FCC granted our ILEC affiliates forbearance in two additional areas: (i) the FCC granted limited forbearance from our ILEC affiliates’ obligation to offer competitive access to newly-deployed entrance conduit running from the property line to a commercial building in “greenfield” situations where no service provider has an established presence; and (ii) our ILECs are no longer required to offer competitors unbundled access to a 64-kilobit-per-second voice channel in areas where we have replaced last mile copper loop connections to our customers with fiber optic cables.

Interstate Access Charges

The FCC regulates the prices that ILECs charge for the use of their local telephone facilities in originating or terminating interstate calls.

Special Access Pricing Flexibility

Rates for interstate telecommunications services offered by our ILEC subsidiaries are determined using price cap regulation, under which the rates vary from year to year based on mathematical formulae, and not based on changes to our costs, including both inter-carrier rates and retail end user rates. Since 2010, ACSA, ACSF, and ACSAK have had the right under the FCC’s Phase I and Phase II pricing flexibility rules to offer flexible pricing arrangements such as volume and term discounts free from FCC rate structure and price-cap rules for qualifying services, including dedicated transport and special access services in the Anchorage, Juneau and Fairbanks areas. The FCC has since ceased making any new grants of pricing flexibility, and has collected data on the state of competition in the special access markets to evaluate possible changes. We (and other carriers) filed data sets relating to our local exchange markets in Alaska in February 2015 and responded to further FCC reform proposals during the course of 2016. The FCC was scheduled to consider new pricing flexibility rules at its November 2016 open meeting, but the proposed order was withdrawn from the agenda without consideration. The FCC continues to consider whether to create new or different competitive triggers for pricing flexibility and whether to maintain, expand, or withdraw pricing flexibility that it has previously granted. Because the pricing flexibility currently granted to three of our ILECs could be affected by future changes to the FCC’s pricing flexibility rules, any reforms that the FCC adopts could affect the Company’s revenues in ways we cannot currently predict.

Transformation Order

Under a 2011 FCC order (the “Transformation Order”), our ILEC interstate and intrastate switched access rates and reciprocal compensation rates (“ICC rates”) are capped and declining toward zero, in pursuit of the FCC’s goal that carriers will recover their costs from their end-users and, in some cases, universal service support mechanisms.

The transition unfolds over a six-year period beginning July 1, 2012, and the last two steps of the transition are as follows:

•	all terminating switched end-office rates and reciprocal compensation rates will be reduced to zero on July 1, 2017; and

•	for a terminating ILEC that owns the tandem switch, terminating switched end-office rates and terminating switched transport rates will be reduced to $0.0007 for all traffic within the tandem serving area on July 1, 2017, and to zero on July 1, 2018.

The Transformation Order provides for a certain amount of compensation for lost revenue through two optional programs: (i) an access recovery charge on subscribers and (ii) a temporary access replacement support mechanism with broadband build-out obligations. However, the FCC does not intend the results of the changes to be revenue-neutral to any ILEC and various caps, limitations, market forces and, ultimately, phase-outs apply to both of these programs. Based on these factors, it is difficult to predict the ultimate impact on our future revenues. In a July 2016 Order, the FCC found that ILECs are non-dominant in the market for switched access services nationwide, but declined to provide any significant relief from existing levels of federal regulation as a result of that finding.

Federal Universal Service Support

The Communications Act requires the FCC to establish a universal service program to ensure that affordable, quality telecommunications services are available to all Americans. The Company has received universal support in several forms: (i) high cost support received by its ILEC subsidiaries for its wireline voice and broadband Internet access service business under the Connect America Fund; (ii) support for services that the Company provides to schools and libraries, provided through the federal schools and libraries universal service support mechanism (“E-Rate”); (iii) support from the federal Rural Health Care (“RHC”) support mechanism, which supports telemedicine and rural health care communications; and (iv) low-income support under the FCC’s Lifeline program, which subsidizes telephone service for low-income consumers.

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

Rural Health Care Universal Service Support Program

The FCC’s Rural Health Care Universal Service Support Mechanism provides funding to help make broadband telecommunications and Internet access services provided by the Company and other service providers affordable for eligible rural health care providers. The program’s budget is set at $400 million annually, a significant portion of which is used to assist eligible rural health care providers in Alaska. For the 2016 funding year (which began July 1, 2016), the FCC projected that demand for support from this program will exceed the $400 million cap. As a result, some or all of the rural health care providers that applied for support from the program for this and future funding years may receive a prorated portion of the full amount of support that they seek. This could reduce the affordability of our services to rural health care providers, and potentially reduce demand for our services from these customers in the future, unless the $400 million budget is increased.

CAF Phase I

The FCC implemented CAF in two primary phases. CAF Phase I froze our LECs’ high cost support, beginning in 2012, at the 2011 level, and requires us to use that support to provide broadband fixed services in high cost areas served by our price-cap LEC subsidiaries. Price-cap ILECs, such as ours, must use this frozen support to deploy and operate modern communications networks capable of supporting broadband and voice services, and over time must target areas that are substantially unserved by any unsupported competitor providing such services. “Broadband” for purposes of CAF Phase I support programs is defined as delivering actual speeds of at least 4 Mbps downstream and 1 Mbps upstream, with latency suitable for real-time services such as Voice over Internet Protocol (“VoIP”), and must be offered at prices reasonably comparable to those in urban areas.

The Transformation Order set the Company’s ILEC CAF Phase I frozen support at a level of $19.7 million annually. In addition, in 2012 and 2013, the FCC made two rounds of additional CAF Phase I Incremental Support available to certain price-cap carriers serving the highest-cost wire centers, conditioned on the carriers deploying additional broadband service to unserved locations (or, in the case of Round 2 support, locations that are served by broadband, but that do not receive actual speeds of at least 3 Mbps/768 kbps) over the three-year period following the award of support.

We completed the required build-out under each of Round 1 and Round 2 within the required three-year period.

CAF Phase II

CAF Phase II supplanted the CAF Phase I frozen support mechanism and requires recipients to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, and meet interim milestone build-out obligations.

On October 31, 2016, the FCC released its order for Connect America Fund Phase II (“CAF II”) for price cap carriers in Alaska. Alaska Communications is the only price cap carrier in Alaska and, under the CAF II order, Alaska Communications will receive approximately $19.7 million annually for the next nine years (the same amount it received as CAF I high cost frozen support), in exchange for providing broadband service to approximately 31,500 locations in unserved and partially served census blocks, which will include approximately 26,000 currently unserved locations.

Lifeline

Revenue generated from our lifeline customers represented less than 1% of our total revenue for each of the twelve month periods ended December 31, 2016 and 2015. The FCC’s Lifeline support mechanism today subsidizes the cost of voice services for low-income consumers, as well as broadband in CAF II locations. The Lifeline mechanism provides a higher level of support for low-income consumers living on Tribal Lands, including the entire state of Alaska. Under reforms adopted in the FCC’s January 2012 Lifeline Order, we are required to recertify each of our Lifeline customers annually to verify continued eligibility for Lifeline service. In part as a result of those efforts, our Lifeline enrollment decreased, and we will face continuing compliance obligations with respect to Lifeline customers served by our LEC subsidiaries. There are a number of matters under consideration that could increase the Company’s regulatory compliance obligations and customer administrative responsibilities, and impact revenue received from regulatory funding sources.

Lifeline Reform

On April 27, 2016, the FCC released the text of new rules making stand-alone broadband service, as well as bundled voice and data service packages, eligible for Lifeline support, in addition to traditional voice service. After receiving approval from the Office of Management and Budget, the rules making Lifeline a supported service took effect on December 2, 2016. The Company’s ILECs have obtained forbearance from the FCC obligation to provide Lifeline broadband in those locations not funded by CAF Phase II.

In the same order, the FCC established a process for creating a national Lifeline eligibility verifier, which is expected to become operational in stages over the next several years, potentially reducing our costs of compliance with Lifeline eligibility certification and recertification rules. This order also eliminated a number of qualifying programs approved by state regulatory commissions.

Wireless Services

Federal law preempts state and local regulation of the entry of, or the rates charged by, any provider of commercial mobile radio services, which includes personal communications services and cellular services. The regulatory burden associated with our wireless business was removed with the closing of the Wireless Sale.

Other Federal Regulations

In August 2015, the FCC adopted new rules to govern aspects of the ongoing transition from legacy copper transmission facilities to new IP-based networks. In general, the new rules impose an additional 180-day advance disclosure requirement when incumbent local exchange carriers, such as the Company, plan to retire copper transmission lines connecting to our customers’ premises or replace them, in whole or in part, with fiber optic cable. While the effects of this rule on individual deployment projects are difficult to predict, it is possible that the new rule may require us to slow our deployment of broadband facilities in some cases. In addition, in July 2016, the FCC adopted new rules governing the discontinuance of legacy circuit-switched voice services in favor of those based on newer technology, replacing its historical five-factor test with a new, three-factor “Adequate Replacement Test” that is focused on the performance of the new service that will replace the legacy circuit-switched service. Because the FCC has applied this test on very few occasions, it is difficult for us to assess the full extent of the impact that this new regulation may have on our business, but the new rule could slow our network’s evolution from circuit-switched to more modern packet-switched services that customers prefer.

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

On June 2, 2015, Congress enacted the USA Freedom Act. This law amended the Foreign Intelligence Surveillance Act of 1978 (FISA), 50 USC § 1801, and certain parts of the U.S. criminal code (18 USC), and supersedes portions of the 2001 USA Patriot Act. Importantly for the Company, the law bans the bulk collection of telephone call detail records, effective 180 days after enactment. The Act addresses circumstances under which telecommunications carriers must produce customer telephone call detail records (some of which the Company does not actually keep, such as call detail for local calling) at the request of law enforcement. The FISA court now will adjudicate requests for such records in most cases. The bill also enacts certain additional changes to existing wiretap laws. Until we gain additional understanding of how it will be administered and implemented, it is difficult for us to assess the full extent of the impact that this new statute may have on our business.

Business Data Services

On May 2, 2016, the FCC released a Further Notice of Proposed Rulemaking, seeking comment on how to define a market for “business data services,” the level of competition in that market, and potential new regulation of business data services in markets that are not sufficiently competitive, as measured under that new framework. These regulations may potentially apply both to our traditional circuit-switched dedicated transport services, and more modern packet-based data services, such as Ethernet and MPLS services. Until the FCC adopts final rules in this area, it is difficult for us to assess the cost of compliance or the extent to which these proposals may otherwise affect our business.

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

The FCC’s March 2015 order reclassifying broadband Internet access service as a telecommunications service also sought to limit the authority of state regulators over the service by finding that it is jurisdictionally interstate in nature. The FCC prohibited state regulators from imposing new state universal service contribution obligations on broadband Internet access services, and announced its intent to preempt any attempts by state regulators to impose entry certification restrictions, rate regulation, or tariff filing requirements in connection with broadband Internet access service.

Alaska Universal Service Fund

The AUSF serves as a complement to the federal USF, but must meet federal statutory criteria concerning consistency with federal rules and regulations.

Currently, the AUSF supports a portion of certain higher cost carriers’ switching costs, the costs of Lifeline service (which supports rates of low-income customers), the COLR, Carrier Common Line (“CCL”) support program and other costs associated with regulated service.

In response to the FCC’s order eliminating Lifeline qualifying programs approved by state regulatory commissions, the Alaskan telecommunications industry has proposed a waiver of the state qualifying programs to align the state and federal qualifying programs. The RCA granted that waiver prior to December 2, 2016 when the new rules went into effect. The RCA will open a docket to reform their Lifeline regulations in 2017.

In 2011, the Regulatory Commission of Alaska adopted regulations reducing intrastate access charges but including support for Incumbent Local Exchange Carriers that continue to have COLR responsibilities. This COLR support is provided from the AUSF. Since these regulations were adopted, the AUSF surcharge was increased from 1.32% to 14.2%. A recent request from the Alaska Universal Service Administrative Company (“AUSAC”) to increase the surcharge to 15.1% prompted the RCA to address its concerns about the increase in the surcharge. The RCA granted a mid-course correction in 2016 for 14.2%, and when AUSAC filed its 2017 surcharge tariff, the RCA approved 14.2%.

Other State Regulatory Matters

The RCA opened three dockets on July 27, 2016 to investigate the continued need for COLR funding in competitive areas. Two of the dockets investigating the continued need for COLR funding affect the Fairbanks and Juneau markets. This could impact the Company’s future COLR support. COLR funding will continue until the RCA has completed its investigation. On December 23 and 27, 2016, the RCA issued orders for ACSAK and ACSF which issued an initial impression that a carrier of last resort was no longer necessary and allowing the companies to respond. The company responded in mid-January 2017 and is awaiting the RCA’s decision. A decision by the RCA is anticipated during the first half of 2017. COLR funding represented approximately 2.4% of our total revenue in 2016. At its January 25, 2017 public meeting, the RCA announced its intention to open an expansive informational docket regarding the Alaska Universal Service Fund in the first quarter of 2017 intended to scope a rulemaking and decision on whether the AUSF is sustainable and whether it should be continued and/or modified.

On December 1, 2015, ACSA petitioned to be designated a non-dominant carrier regarding requirements for line extension, special construction, subdivision agreements and access. The RCA granted ACSA’s petition and ACSA subsequently filed a tariff reducing its obligation in the event of a line extension request, special construction or subdivision agreement.

Website Access to Reports

Our investor relations website Internet address is www.alsk.com. The information on our website is not incorporated by reference in this annual report on Form 10-K. We make available, free of charge, on our investor relations website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

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

Additional Business Information

See “Item 1A, Risk Factors,” “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 “Sale of Wireless Operations,” Note 3 “Joint Venture” and Note 19 “Business Segments” in the Notes to Consolidated Financial Statements for additional information, which is incorporated herein by reference.

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

Strong competitors make it more difficult for us to attract and retain customers, which could result in lower revenue, cash flow from operating activities and Adjusted Free Cash Flow.

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

Subsequent to the Wireless Sale, wind-down of our wireless operations and positioning the Company as a more focused broadband and managed IT services company, we commenced a plan to generate synergies and achieve cost reductions. This plan was substantially implemented during the third and fourth quarters of 2015 and resulting benefits were realized during fiscal year 2016. Maintaining these cost reductions is a critical factor impacting our generation of cash flow from operating activities. If we fail to maintain these cost reductions, our financial condition will be impacted.

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

To be competitive we need to maintain an on-going investment program to continuously upgrade our access network. We define the access network as the connection from the end user location—either a home or a business—to the first aggregation point in the network. The connection can be copper or fiber and the aggregation point is typically a central office or remote serving node. The access network determines the speeds we are able to deliver to our end customer. We may not be able to maintain the level of investment needed for long term competitiveness in offering broadband speeds to all segments of our market.

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

The following discussion addresses our debt prior to entering into the new senior credit facility in March 2017 as described below.

Since 2012 we have been aggressively reducing the amount of our outstanding debt. As of December 31, 2016, we had total debt of $181.8 million, net of debt discounts. The Wireless Sale resulted in $240.5 million of debt reductions. In the third quarter of 2015, we entered into a combined $100.0 million of senior secured financing. Proceeds of $81.5 million and $10.0 million were used to repay in full the remaining balance of our 2010 Senior Credit Facility and purchase a portion of our 6.25% Convertible Notes due 2018 (“6.25% Notes”), respectively. In 2016, we repurchased our 6.25% Notes in the principal amount of $10.0 million for $9.8 million and made scheduled principal payments on the First Lien Term Loan of our 2015 Senior Credit Facility totaling $3.0 million. At December 31, 2016, our debt consists of $86.8 million under the senior secured credit facilities, $94.0 million of 6.25% Notes ($91.7 million net of discounts) and $3.3 million of capital lease obligations.

Our debt obligations prior to the 2017 refinancing required the following:

•	Maintain a fixed amortization schedule of principal payments on our 2015 Senior Credit Facilities of $4,000 in 2017.

•	Perform against financial covenants under our 2015 Senior Credit Facilities.

The term loan components of our 2015 Senior Credit Facilities of $65.0 million and $25.0 million, net of scheduled payments described above, mature on January 2, 2018 and March 3, 2018, respectively. Our revolving loan facility, which is undrawn, matures on January 2, 2018. The maturity dates on our 2015 Senior Credit Facilities may be extended to 2020 if the Company meets certain Convertible Note repurchase targets and liquidity requirements. Our Convertible notes are not callable and limit our flexibility with strategic acquisitions. Pursuant to the 2017 Senior Credit Facility (described below), the Company intends to commence a tender offer for its outstanding 6.25% Notes. The offer will commence upon the filing of Schedule TO with the Securities and Exchange Commission. The outstanding principal balance of the 6.25% Notes was $94.0 million at December 31, 2016.

Our debt also exposes us to adverse changes in interest rates. As a component of our cash flow hedging strategy and as required under the terms of the 2015 Senior Credit Facilities, we hold a pay-fixed, receive-floating interest rate swap in the notional amount of $42.8 million at 5.833%, inclusive of a 4.5% LIBOR spread, for the period December 2015 through December 2017. Under the terms of the 2017 Senior Credit Facility (described below), we are required to hedge a portion of the variable rate interest payments.

2017 Senior Credit Facility

On March 13, 2017, we entered into a senior credit facility consisting of a Term A-1 Facility of $120.0 million, a Term A-2 Facility of $60.0 million and a Revolving Facility of $15.0 million (together the “2017 Senior Credit Facility” or “Agreement”). Upon the satisfaction of certain conditions, on or before March 28, 2017, we will utilize proceeds from the 2017 Senior Credit Facility and cash on hand to repay in full our 2015 Senior Credit Facilities, including accrued interest and fees, of approximately $87.8 million, fund the tender of our 6.25% Notes in the amount of $94.0 million and fund fees and expenses associated with this transaction.

Principal payments on the Term A-1 Facility are $1,500 thousand per quarter beginning in the fourth quarter of 2017 through the first quarter of 2020, $2,250 thousand per quarter beginning in the second quarter of 2020 through the first quarter of 2021, and $4,000 thousand per quarter beginning in the second quarter of 2021 through the fourth quarter of 2021. The remaining outstanding principal balance is due on March 13, 2022. Principal payments on the Term A-2 Facility are $150 thousand per quarter beginning in the fourth quarter of 2017 through the first quarter of 2021 and $600 thousand per quarter beginning in the second quarter of 2021 through the fourth quarter of 2022. The remaining outstanding principal balance is due on March 13, 2023.

The 2017 Senior Credit Facility also requires that we perform against certain financial covenants.

See the “Credit Agreement dated as of March 13, 2017, by and among Alaska Communications, as the borrower, the Company and certain of its direct and indirect subsidiaries, as guarantors, ING Capital LLC, as administrative agent, and the lenders party thereto” filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2017 and Note 22 “Subsequent Events” in the Notes to Consolidated Financial Statements, which are incorporated herein by reference, for additional information.

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

We received approximately 2.5% and 2.8% of our operating revenues for the years ended December 31, 2016 and 2015, respectively, from access charges. The amount of revenue that we receive from these access charges is calculated in accordance with requirements set by the FCC and the RCA. Any change in these requirements may reduce our revenues and earnings. Access charges have consistently decreased in past years and we expect this trend to continue due to declines in voice usage and migration to VoIP services which do not generate access revenue for us.

Interstate switched access has been on a phase-out schedule for several years, and according to the schedule set forth by the FCC, it will reach its final phase in July 2017. Interstate switched access is currently a relatively small component of all access revenue, and modest declines are anticipated at this time for other components of interstate access revenue. Traditional intrastate access revenues have already been reduced, replaced in part by COLR support. The RCA has commenced a proceeding that could impact COLR support in the future, and while it is impossible to predict the state commission’s future decisions, there is a risk that revenue will be reduced.

Furthermore, the FCC has actively reviewed new mechanisms for inter-carrier compensation that will eliminate certain access charges entirely. Elimination of access charges would have a material adverse effect on our revenue and earnings. Similarly, the RCA has adopted regulations modifying intrastate access charges that may reduce our revenue.

As discussed in “Regulations,” the FCC released its order for CAF II on October 31, 2016. As a result, we currently expect our high cost support revenue to be relatively unchanged for the next nine years. Substantial changes are expected to be enacted by the FCC regarding our future high cost loop support funding and obligations thereunder. It is difficult to predict the future growth in this source of revenue as well as the future obligations that we will be required to accept that are tied to this funding.

Regulations

New governmental regulations may impose obligations on us to upgrade our existing technology or adopt new technology that may require additional capital and we may not be able to comply in a timely manner with these new regulations.

Some of our markets are regulated and we cannot predict the extent to which the government will impose new unfunded mandates on us. Such mandates have included those related to emergency location, emergency “E-911” calling, law enforcement assistance and local number portability. Each of these government mandates has imposed new requirements for capital that we could not have predicted with any precision. Along with these obligations, the FCC has imposed deadlines for compliance with these mandates. We may not be able to provide services that comply with these or other regulatory mandates. Further, we cannot predict whether other mandates from the FCC or other regulatory authorities will occur in the future or the demands they may place on our capital expenditures. For more information on our regulatory environment and the risks it presents to us, see “Item 1, Business—Regulation”.

There is a risk that FCC Orders will materially impact our revenue.

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

The 2011 Transformation Order established a new framework for high cost universal service support that replaced existing support mechanisms that provide support to carriers, like us, that serve high-cost areas with new CAF support mechanisms and service obligations that are focused on broadband Internet access services. We recognized $19.7 million in federal high cost universal service payment revenues to support our wireline operations in high cost areas in each of the twelve months ended December 31, 2016 and 2015. The FCC released its CAF Phase II order on October 31, 2016. In addition, in March 2015, the FCC reclassified broadband Internet access service as a “telecommunications service” that is now subject to a substantial body of legacy regulations that formerly applied only to traditional circuit switched telephone services. See the heading “Regulation,” above, for more detailed information.

In addition, the FCC has imposed strict new compliance requirements governing enrollment of low-income subscribers in the FCC’s Lifeline program, which provides carriers like us with USF support to reduce the cost of wireline and wireless services to low-income consumers. For the twelve months ended December 31, 2016, we recognized wireline lifeline revenue of $0.4 million. Over the same period the number of Lifeline customers we served shifted from 1,402 wireline and 5,616 wireless lifeline customers to 1,131 wireline and zero wireless Lifeline customers. Following the February 2015 completion of the sale of our wireless business, we no longer serve any wireless Lifeline customers. We expect the amount of Lifeline USF support we receive in connection with our wireline customers to continue to decrease, because we expect that it will be more difficult for low-income consumers to qualify for Lifeline, and to remain enrolled in Lifeline, than it was under the former rules.

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

The population of Alaska, which grew marginally in 2016, is approximately 740,000 with Anchorage, Fairbanks and Juneau serving as the primary population and economic centers in the state.

It is estimated that one-third of Alaska’s economy is dependent on federal spending, one-third on natural resources, in particular the production of crude oil, and the remaining one-third on drivers such as tourism, mining, timber, seafood, international air cargo and miscellaneous support services.

Alaska’s economy is dependent on investment by oil companies, and state tax revenues correlate with the price of oil as the State assesses a tax based on the retail price of oil that transits the pipeline from the North Slope. The price of crude oil dropped substantially during the past three years and began to stabilize in 2016. This is primarily impacting the state in two ways:

1.	Resource based companies are reducing their level of spending in the state, and in particular the North Slope, through reducing their operating costs. “In flight” development projects are continuing, however, should the price of oil remain at its current levels, spending on future development is expected to be lower.

2.	The State of Alaska budget, which represents approximately 15% of the states total economy, is incurring deficits, but has established budgetary reserves that are available through 2017. Proposals to address these deficits include spending reductions, utilization of earnings from the state’s permanent fund and additional revenues, including selected income taxes. Reduced spending by the State is expected to have a dampening effect on overall economic activity in the state.

Economists believe the Alaskan economy entered a moderate recession beginning in the second half of 2015. They are currently projecting that this recession will continue through at least 2017. Employment levels in the state declined approximately 2.3% in 2016, driven by declines in the oil and gas industry, construction, professional services and state government, and are expected to decline by a similar amount in 2017. The negative effects of the recession have been mitigated by diversity in the Alaskan economy, including growth in the health care and tourism industries.

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

During the second quarter of 2015, we acquired a fiber optic network on the North Slope of Alaska and entered into a joint venture with Quintillion to operate and expand the network. This network enables commercially-available, high-speed connectivity where only high-cost microwave and satellite communications were previously available. The success of this joint venture is dependent, in part, on the utilization of the network by other telecom carriers.

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

Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss over the past few years and the rate of loss has been accelerating. During the years ended December 31, 2016 and 2015 our business access line erosion was 2,621 and 2,570, respectively, while over the same period our consumer access line erosion was 4,265 and 6,090 respectively. We expect to continue to experience net access line loss in our markets, affecting our revenues, earnings and cash flow from operating activities.

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

Labor costs are a significant component of our expenses and, as of December 31, 2016, approximately 56% of our workforce is represented by the IBEW. We believe our labor costs are higher than our competitors who employ a non-unionized workforce because we are required by the CBA to contribute to the IBEW Health and Welfare Trust and the Alaska Electrical Pension Fund (“AEPF”) for benefit programs, including defined benefit pension plans and health benefit plans, that are not reflective of the competitive marketplace. Furthermore, work rules under the existing agreement limit our ability to efficiently manage our workforce and make the incremental cost of work performed outside normal work hours high. In addition, we may make strategic and operational decisions that require the consent of the IBEW. While we believe our relationship with the IBEW is constructive, and although the IBEW generally has provided necessary consents, the IBEW may not provide consent when we need it, it may require additional wages, benefits or other consideration be paid in return for its consent, or it may call for a work stoppage against the Company.

The CBA with the IBEW expired on December 31, 2016. As of the date of this report, negotiations for a new agreement are continuing, and the parties will operate under the terms of the prior agreement until a new contract is in place. The CBA included provisions that allow us to be more cost competitive in certain areas. The IBEW has entered into several agreements with us over the last year which have provided for isolated cost savings; however, we face resistance to changes that are essential for our future success. Should we not reach agreement with the IBEW on a new collective bargaining agreement that allows us to be competitive, our future financial results may be impacted. In the event of a work stoppage, we may be required to utilize cash on hand to support the funding of operations during the affected period.

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

Our most significant pension plan is the AEPF in which we participate on behalf of substantially all of our employees. The AEPF is a multi-employer pension plan to which we make fixed, per employee, contributions through our collective bargaining agreement with the IBEW, which covers our IBEW represented workforce, and a special agreement, which covers most of our non-represented workforce. Because our contribution requirements are fixed, we cannot easily adjust our annual plan contributions to address our own financial circumstances. Currently, this plan is not fully funded, which means we may be subject to increased contribution obligations, penalties, and ultimately we could incur a contingent withdrawal liability should we choose to withdraw from the AEPF for economic reasons. Our contingent withdrawal liability is an amount based on our pro-rata share among AEPF participants of the value of the funding shortfall. This contingent liability becomes due and payable by us if we terminate our participation in the AEPF. Moreover, if another participant in the AEPF goes bankrupt, we would become liable for a pro-rata share of the bankrupt participant’s vested, but unpaid, liability for accrued benefits for that participant’s employees. This could result in a substantial unexpected contribution requirement and making such a contribution could have a material adverse effect on our cash position and other financial results. These sources of potential liability are difficult to predict.

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

The trading price of our common stock has been impacted by factors, many of which are beyond our control, including actual or anticipated variations in quarterly financial results, changes in financial expectations by securities analysts and announcements by our current and future competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments. In addition, our financial results in the future may be below the expectations of securities analysts and investors. Broad market and industry factors could also negatively affect the price of our common stock regardless of our operating performance. Future volatility in our stock price could materially adversely affect the trading market and prices for our common stock as well as our ability to issue additional securities or to secure additional financing.

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

Internal Control Over Financial Reporting

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal properties do not lend themselves to simple description by character and location. The components of our gross investment in property, plant and equipment consisted of the following as of December 31, 2016 and 2015:

(in thousands)	2016	2015
Land, buildings and support assets	$197,999	$198,485
Central office switching and transmission	383,809	381,511
Outside plant, cable and wire facilities	734,786	722,582
Other	7,101	5,207
Construction work in progress	26,204	29,313

	$1,349,899	$1,337,098

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

Item 3. Legal Proceedings

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business, including various legal proceedings involving regulatory matters described under “Item 1, Business—Regulation”. We have recorded a liability for estimated litigation costs of $1.3 million as of December 31, 2016, against certain current claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol ‘ALSK’. The following table presents, for the periods indicated, the high and low sales prices of our common stock as reported by Nasdaq.

2016 Quarters	High	Low	2015 Quarters	High	Low
4th	$1.80	$1.49	4th	$2.49	$1.70
3rd	$1.85	$1.64	3rd	$2.41	$1.89
2nd	$1.97	$1.64	2nd	$2.58	$1.64
1st	$1.90	$1.30	1st	$1.87	$1.50

As of March 6, 2017, there were 52.0 million shares of our common stock issued and outstanding and approximately 385 record holders of our common stock. Because brokers and other institutions hold many of our shares of existing common stock on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

In the fourth quarter of 2012, our Board of Directors suspended the quarterly dividend paid to shareholders. The dividend suspension was required in connection with the amendment to our 2010 Senior Credit Facility as part of the AWN transaction. Under the terms of our 2015 Senior Credit Facilities, payment of cash dividends on our common stock was not permitted until such time that the Company’s Net Total Leverage Ratio is not more than 2.75 to 1.00 and certain other liquidity measures are met. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Net Total Leverage Ratio was higher than 2.75 at December 31, 2016.

Payment of cash dividends is also limited under the 2017 Senior Credit Facility. See the “Credit Agreement dated as of March 13, 2017, by and among Alaska Communications, as the borrower, the Company and certain of its direct and indirect subsidiaries, as guarantors, ING Capital LLC, as administrative agent, and the lenders party thereto” filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2017.

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

Common Stock Performance Graph

The stock performance information required under this item is incorporated into this Form 10-K by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders.

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

(in thousands, except per share amounts)	2016	2015	2014	2013	2012
Operating Data:
Operating revenues(1)	$226,866	$232,817	$314,863	$348,924	$367,714
Net income (loss) attributable to Alaska Communications(1)	2,386	12,954	(2,780)	158,471	17,409

Income (loss) per share - basic(1)	$0.05	$0.26	$(0.06)	$3.37	$0.38
Income (loss) per share - diluted(1)	$0.05	$0.25	$(0.06)	$2.78	$0.38
Cash dividends declared per share	$—	$—	$—	$—	$0.15

Balance Sheet Data (end of period):
Total assets(1)	$442,360	$463,601	$730,280	$747,320	$614,727
Long-term debt, including current portion(2)	181,804	193,105	433,968	456,257	555,400

(1)	Results in 2015 and 2014 were affected by the formation of AWN in 2013 and the sale of Wireless operations in 2015. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 “Sale of Wireless Operations” and Note 6 “Equity Method Investments” in the Notes to Consolidated Financial Statements.
(2)	Amounts do not reflect the classification of deferred debt issuance costs as a deduction from debt as presented in the consolidated financial statements. See Note 11 “Long-Term Obligations” in the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes and the other financial information included elsewhere in this Form 10-K.

OVERVIEW

Over the past five years, through a series of transactions and investments, we have evolved from a wireline telecom provider to a fiber broadband and managed IT services provider, primarily to business and wholesale customers in and out of Alaska. We also provide telecommunication services to consumers throughout the state. Our facilities based communications network extends throughout Alaska and connects to the contiguous states via our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. We operate in a largely two-player terrestrial wireline market and we estimate our market share to be less than 25% statewide. However, our revenue performance relative to our largest competitor suggests that we are gaining market share in the markets we are serving.

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

Historically, the Alaska economy has benefited from a stable employment base, including a growing tourism industry. However, economic indicators are being impacted by the substantial decline in the price of crude oil. The Alaskan economy entered a moderate recession beginning in the second half of 2015, which is currently projected to continue through at least 2017. While the population of Alaska grew marginally in 2016, employment levels declined approximately 2.3% in 2016, driven by declines in the oil and gas industry, construction, professional services and state government. State revenue relies on tax revenue from the production of crude oil and investment in resource development projects by exploration companies in Alaska. Proposals to address recent budget deficits by the State of Alaska include additional revenue through alternative tax sources, including selected income taxes, spending reductions and utilization of earnings from the state’s permanent fund. The State of Alaska has also built certain budgetary reserves that are available through 2017. In the long term, this dynamic will impact the overall economy and our future financial performance.

Management estimates the Alaska wireline telecom and IT services market to be approximately $1.6 billion. This market is comprised of the IT services market of approximately $830 million, the broadband market of approximately $630 million and the voice market of approximately $140 million. Management estimates that over 85% of this market opportunity is from the business and wholesale customer segment.

In response to significant disruptions in the wireless market, primarily related to Verizon’s entry into the Alaska market in 2013 and reforms in wireless CETC Revenue for wireless carriers in Alaska, the Company and GCI formed AWN to combine their wireless networks. Following the formation of AWN, the wireless market continued to face competitive pricing pressure from national carriers, and the Company subsequently determined that its wireless business was not economically viable as structured under the AWN arrangement. In the fourth quarter of 2014 we entered into an agreement to sell our retail wireless operations and our interest in AWN to GCI. This transaction was consummated on February 2, 2015. Cash proceeds on the sale of $285.2 million were utilized to pay down debt by $240.5 million, fund taxes and other costs associated with the transaction, and fund wind-down costs related to workforce reductions and closing retail stores, as well as general corporate purposes.

The wind-down activities were essentially completed in 2015 and our cost structure in 2016 reflected the benefit of avoided costs and synergies associated with the exit from the wireless business and our position as a smaller, more focused broadband and managed IT company.

Our objective is to continue generating sector leading revenue growth in the broadband market through investments in sales, service, marketing and product development while expanding our broadband network capabilities. We also intend to grow our managed IT services market by providing these services to our broadband customers, and are positioning the Company to become the premier Cloud Enabler for business in the state of Alaska. We also seek to continuously improve our customer service, and we use the Net Promoter Score (“NPS”) framework to track the feedback of our customers for virtually all customer interactions. We believe that higher NPS scores will allow us to increasingly provide a differentiated service experience for our customers, which will support our growth. We are focused on expanding our margins, and we utilize the LEAN framework to eliminate waste and simplify how we do business.

On April 2, 2015, we entered into an agreement to purchase a terrestrial fiber network on the North Slope of Alaska. This network allows us to provide broadband solutions to the oil and gas sector in a market that previously had no competition, and continue to advance our sales of managed IT services. Also on April 2, 2015, the Company entered into a joint venture agreement with Quintillion for the purpose of expanding the fiber optic network, and making the network available to other telecom carriers. The joint venture may also participate in and facilitate other capital and service initiatives in the telecom industry. We may also participate with Quintillion in acquiring capacity on other parts of the system they are building in Alaska. The contribution from this investment was not material in 2015 and 2016 as we are focused on operationalizing the network to meet our service level standards.

On March 13, 2017, we entered into the 2017 Senior Credit Facility consisting of a Term A-1 Facility of $120.0 million, a Term A-2 Facility of $60.0 million and a Revolving Facility of $15.0 million. Upon the satisfaction of certain conditions, on or before March 28, 2017, we will utilize proceeds from the 2017 Senior Credit Facility and cash on hand to repay in full our 2015 Senior Credit Facilities, including accrued interest and fees, of approximately $87.8 million, fund the tender of our 6.25% Notes in the amount of $94.0 million as described below and fund fees and expenses associated with this transaction. This refinancing transaction will result in the extension of scheduled principal payments under our senior credit agreements from 2018 out through 2023.

Pursuant to the 2017 Senior Credit Facility, we intend to commence a tender offer for our outstanding 6.25% Convertible Notes due 2018. The offer will commence upon the filing of Schedule TO with the Securities and Exchange Commission. The outstanding principal balance of the 6.25% Notes was $94.0 million at December 31, 2016.

On March 13, 2017, we announced that our Board of Directors authorized a stock repurchase program for the Company to repurchase up to $10.0 million of its Common Stock through December 2019.

Business Plan Core Principles

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on being the most successful broadband solutions company in Alaska by delivering the best customer experience in the markets we choose to serve. To do this we will continue to:

•	Create a Workplace That Develops Our People and Celebrates Success. We believe an engaged workforce is critical to our success. We are deeply committed to the development of our people and creating opportunities for them.

•	Create a Consistent Customer Experience Every Time. We strive to deliver service as promised to our customers, and make it right if our customers are not satisfied with what we delivered. We track virtually every customer interaction and we utilize the Net Promoter Score framework for assessing the satisfaction of our customers.

•	Relentlessly Simplify How We Do Business. We believe we must reduce waste, which is defined as any activity that does not add value to its intended customer. Doing so improves the experience we deliver to our customers. We make investments in technology and process improvement, utilize the LEAN framework, and expect these efforts to meaningfully impact our financial performance in the long-term.

•	Offer Broadband Solutions to Our Customers at Work and Home. We are building on strength in designing, building and operating quality broadband networks and providing new products and solutions to our customers.

We believe we can create value for our shareholders by:

•	Driving revenue growth through increasing business broadband and managed IT service revenues,

•	Generating Adjusted EBITDA and Adjusted Free Cash Flow growth through margin management, and

•	Careful allocation of capital, including selectively investing success based capital into opportunities that generate appropriate returns on investments.

2017 Operating Initiatives

•	Business and Wholesale revenue growth driven by new customers, including those utilizing the North Slope fiber network.

•	Continued expansion of managed IT services, including increased product offerings to existing customers.

•	Consumer revenue growth driven by sustained broadband additions at 10Mb and above and new product offerings.

•	Manage cost structure growth by effective allocation of resources, and managing labor and healthcare costs.

•	Effectively manage capital spending, focusing on customer opportunities, strategic initiatives, maintenance and utilization of funding received through CAF II support.

•	Continue improving the service experience to all of our customers in a differentiated manner from our competition.

•	Drive continued improvements in our service delivery organization to shorten service intervals and meet customers’ desired due dates.

•	Consider strategic opportunities in and out of Alaska that address scale and geographic diversification and reduce the risk of investments made in our company.

•	Continue our deployment of broadband solutions such as hosted VoIP and VPLS, and take advantage of our Metro Ethernet Forum designation.

•	Continue building strategic customer relationships, including with anchor tenant type customers.

Revenue Sources by Customer Group

We manage our revenues based on the sale of services and products to the three wireline customer categories listed below. Prior to the Wireless Sale in the first quarter of 2015 we also provided retail wireless services and generated certain revenue streams related to our ownership in AWN.

•	Business and Wholesale (broadband, voice and managed IT services)

•	Consumer (broadband and voice services)

•	Regulatory (access charges, surcharges and federal and state support)

Business and Wholesale

Providing services to Business and wholesale customers provides the majority of our revenues and is expected to continue being the primary driver of our growth over the next few years. Our business customers include large enterprises, government customers and small and medium business. We were the first Alaska-based carrier to be Carrier Ethernet 2.0 Certified and are currently the only Alaska-based carrier certified for multipoint-to-multipoint service. This certification means that we meet international standards for the quality of our broadband services. We also offer IP based voice including the largest

SIP implementations in the state of Alaska, and are the first Microsoft Express Route provider in the state. We believe our network differentiates us in the markets we serve, because we prefer not to compete on price; but on the quality, reliability and the overall value of our solutions. Accordingly, we have significant capacity to “sell into” the network we operate and do so at what we believe are attractive incremental gross margins.

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

Consumer

We provide voice and broadband services to residential customers. Given that our primary competitor has extensive quad play capabilities (video, voice, wireless and broadband) we target how and where we offer products and services to this customer group in order to maintain our returns. Our focus is to leverage the capabilities of our existing network and sell customers our highest available bandwidth. Our primary competitive advantage is that we offer reliable internet service without data caps, while our competitor charges customers or throttles customers’ speeds for exceeding given levels of data usage. Revenues from these customers began to stabilize in the second half of 2016 and we expect modest growth beginning in 2017.

Regulatory

Regulatory revenue is generated from three primary sources: (i) Access charges, which include interstate and intrastate switched access and special access charges, and cellular access; (ii) Surcharges billed to the end user (pass-through and non-pass-through); and (iii) federal and state support. We provide voice and broadband origination and termination services to interstate and intrastate carriers. While we are compensated for these services, these revenue streams have been in decline and we expect them to continue to decline. In addition, as regulators have reformed traditional access charges, they have simultaneously implemented new end user surcharges that contribute to our revenue.

Access Charges

Interstate and intrastate switched access are services based primarily on originating and terminating access minutes from other carriers. Special access is primarily access to dedicated circuits sold to wholesale customers, substantially all of which is generated from interstate services. Cellular access is the transport of tariffed local network services between switches for cellular companies based on individually negotiated contracts. For the years ended December 31, 2016, 2015 and 2014, access charges represented approximately 2.5%, 2.8% and 3.2%, respectively, of our total wireline revenue.

Surcharges

We assess our customers for surcharges, typically on a monthly basis, as required by various state and federal regulatory agencies, and remit these surcharges to these agencies. These pass-through surcharges include Federal Universal Access and State Universal Access. These surcharges vary from year to year, and are primarily recognized as revenue, and the subsequent remittance to the state or federal agency as a cost of sale and service. The rates imposed by the regulators continue to increase. However, because the charges are only assessed on a portion of our services, and that portion continues to decline, we expect these revenue streams to decline over time as the revenue base declines. Other non-pass-through surcharges are collected from our customers as authorized by the regulatory body. The amount charged is based on the type of line: single line business, multi-line business, consumer or lifeline. The rates are established based on federal or state orders. These charges are recorded as revenue and do not have a direct associated cost. Rather, they represent a revenue recovery mechanism established by the FCC or the Regulatory Commission of Alaska. For the years ended December 31, 2016, 2015 and 2014, pass-through surcharges represented approximately 32%, 30% and 28%, respectively, of the total surcharge revenue billed to our end customers.

Federal and State Support

We receive interstate and intrastate universal support funds and similar revenue streams structured by federal and state regulatory agencies that allow us to recover our cost of providing universal service in Alaska. For the year ending December, 31, 2016 the Company recognized $19.7 million in federal high cost universal service revenues to support our wireline operations in high cost areas. The FCC has released the CAF Phase II order specific to Alaska Communications which transitioned from CAF Phase I frozen support to CAF Phase II. Funding under the new program will generally require the Company to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, and meet interim milestone build-out obligations. In addition to federal high cost support, the Company is designated by the State of Alaska as a COLR in five of the six study areas. In addition to COLR, the Company receives CCL support. We do not receive COLR or CCL funding for the ACS of Anchorage study area. As a COLR we are required to provide services essential for retail and carrier-to-carrier telecommunication throughout the applicable coverage area. For the years ended December 31, 2016, 2015 and 2014, total federal and state support represented approximately 11%, 12% and 13%, respectively, of total wireline revenue.

Wireless & AWN Related Revenue

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

Following the Wireless Sale, we were required to provide transition services to GCI, which required us to continue to maintain certain aspects of our retail wireless operations, such as the operation of our retail stores, maintaining wireless retail customer support functions in our contact center and providing certain supply chain management, billing and collection and treasury management functions. These transition services were completed on April 17, 2015.

Executive Summary

The following summary should be read in conjunction with “Non-GAAP Financial Measures” included in this Managements’ Discussion and Analysis of Financial Condition and Results of Operations.

Operating Revenues

Total revenue of $226.9 million in 2016 was generally in line with our expectations and compares with $232.8 million in 2015. Total wireline revenue of $226.9 million increased $7.1 million, or 3.2%, from $219.8 million in 2015.

Business and wholesale revenue of $136.9 million increased $10.4 million, or 8.2%, driven by broadband growth totaling $11.6 million, or 14.7%. Consumer and regulatory revenue declined $2.3 million and $1.1 million, respectively. Wireless and AWN related revenue, including transition services revenue, was $13.0 million in 2015. The sale of our Wireless operations was completed in the first quarter of 2015 and no wireless revenues were recorded subsequent to the second quarter of 2015.

Operating Income

Operating income of $19.5 million in 2016 compares with $47.7 million in 2015. The gain of $48.2 million recorded on the Wireless Sale and earnings of $3.1 million from the equity investment in AWN in 2015 were offset by the avoidance of storefront exit, severance, wind-down and transaction costs totaling $13.3 million recorded in 2015 and lower operating expenses in 2016. These items are discussed in more detail below.

Adjusted EBITDA

Adjusted EBITDA of $58.2 million in 2016 increased $8.3 million, or 16.6%, from $49.9 in 2015 due primarily to the growth in Business and wholesale revenue and our improved cost structure following the sale and wind-down of our wireless operations in 2015. See “Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to Net Income.

Operating Metrics

Business broadband average monthly revenue per user (“ARPU”) of $337.98 in the fourth quarter of 2016 increased from $299.10 in the fourth quarter of 2015 and increased to $322.80 for the year in 2016 from $272.37 in 2015. Business broadband connections of 15,239 at December 31, 2016, were down marginally from connections of 15,340 at December 31, 2015. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as is a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons we do not disclose our sales or performance in MRC.

Consumer broadband connections of 34,603 were up 4.0% year over year due to growth in home internet subscribers. Consumer broadband ARPU of $60.73 in 2016 decreased from $61.32 in 2015 as a result of customers moving to the Company’s one price, unlimited home internet package beginning in the third quarter of 2015, partially offset by customers subscribing to higher levels of bandwidth speeds.

The table below provides certain key operating metrics as of, or for, the periods indicated.

	2016	2015

Voice
At December 31:
Business access lines	73,977	76,598
Consumer access lines	33,418	37,683
For the year ended December 31:
Voice ARPU business	$23.45	$23.40
Voice ARPU consumer	$28.71	$27.65

Broadband
At December 31:
Business connections	15,239	15,340
Consumer connections	34,603	33,275
For the year ended December 31:
ARPU business	$322.80	$272.37
ARPU consumer	$60.73	$61.32

Liquidity

We generated cash from operating activities of $37.3 million in 2016 compared with $12.6 million in 2015. This increase primarily reflects our improved cost structure and lower payments for Wireless Sale transaction and wind-down costs, interest and taxes, partially offset by cash distributions received from AWN in 2015.

In 2016, we invested a total of $40.3 million of cash in capital, including capitalized interest and the settlement of items accrued in previous periods, and repurchased a portion of our 6.25% Notes in the principal amount of $10.0 million at a 2.5% discount.

Net debt (defined as total debt excluding debt issuance costs and discounts, less cash and cash equivalents) at December 31, 2016 was $162.8 million compared with $161.7 million at December 31, 2015.

As described above, we announced on March 13, 2017 our refinancing transaction, which will result in the extension of scheduled principal payments on our credit agreements from 2018 out through 2023, and the forthcoming tender offer on our 6.25% Notes.

Other Initiatives

During 2016 we expanded our product and service offering, including our cloud enablement partnerships and investment in our Anchorage-based Business Technology Center.

We recently entered into capacity agreements that will open new markets in North West Alaska, providing another driver of future growth.

RESULTS OF OPERATIONS

The following tables summarize our results of operations for the years ended December 31, 2016, 2015 and 2014. Revenue information reflects the organization of revenue streams described in “Revenue Sources by Customer Group” above. Revenues for 2015 and 2014 have been reclassified to conform to the 2016 presentation. The reclassifications include (i) assigning equipment sales and installations to Business and wholesale and Consumer (included in “voice and other”); and (ii) establishment of a Regulatory revenue category. All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense. Results in 2015 reflect the sale and wind-down of our Wireless operations beginning in the first quarter. Results in 2014 reflect the first full year of operations under the AWN structure, which included the movement of roaming and backhaul revenue to AWN.

(in thousands)	2016	2015	2014
Business and Wholesale Revenue
Business broadband	$59,218	$51,058	$44,461
Business voice and other	27,903	28,909	28,827
Managed IT services	4,173	3,316	3,492
Equipment sales and installations	6,441	6,274	5,195
Wholesale broadband	31,581	28,126	23,216
Wholesale voice and other	7,539	8,764	9,925

Business and Wholesale Revenue	136,855	126,447	115,116

Growth in Business and Wholesale Revenue	8.2%	9.8%
Consumer revenue
Broadband	24,981	25,621	25,689
Voice and other	12,763	14,408	15,773

Consumer Revenue	37,744	40,029	41,462

Total Business, Wholesale, and Consumer Revenue	174,599	166,476	156,578

Growth in Business, Wholesale and Consumer Revenue	4.9%	6.3%
Growth in Broadband Revenue	10.5%	12.3%
Regulatory Revenue
Access	32,412	33,644	35,323
High cost support	19,855	19,682	23,192

Total Regulatory Revenue	52,267	53,326	58,515

Total Wireline Revenue	226,866	219,802	215,093

Growth in Wireline Revenue	3.2%	2.2%
Total Wireless & AWN Related Revenue	—	13,015	99,770

Total Revenue	$226,866	$232,817	$314,863

	2016	2015	2014
Operating expenses:
Cost of services and sale (excluding depreciation and amortization), non-affiliates	102,137	107,162	123,854
Cost of services and sale (excluding depreciation and amortization), affiliates	—	4,961	57,116
Selling, general and administrative	70,209	88,389	101,398
Depreciation and amortization	34,690	33,867	32,583
Loss (gain) on disposal of assets, net	321	(46,252)	126
Loss on impairment of goodwill	—	—	5,986
Earnings from equity method investments	—	(3,056)	(35,960)

Total operating expenses	207,357	185,071	285,103

Operating income	19,509	47,746	29,760

Other income and (expense):
Interest expense	(15,447)	(19,841)	(34,410)
Loss on extinguishment of debt	(336)	(4,878)	—
Interest income	26	58	83

Total other income and (expense)	(15,757)	(24,661)	(34,327)

Income (loss) before income tax (expense) benefit	3,752	23,085	(4,567)
Income tax (expense) benefit	(1,499)	(10,200)	1,787

Net income (loss)	2,253	12,885	(2,780)
Less net loss attributable to noncontrolling interest	(133)	(69)	—

Net income (loss) attributable to Alaska Communications	$2,386	$12,954	$(2,780)

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $136.8 million increased $10.4 million, or 8.2%, in 2016 from $126.4 million in 2015. This improvement was primarily driven by an $8.2 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Although business broadband connections of 15,239 in 2016 declined marginally from 15,340 in 2015, business broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Business broadband ARPU increased to $322.80 in 2016 from $272.37 in 2015, or 18.5%. Wholesale broadband revenue increased $3.5 million and Managed IT services revenue increased $0.9 million year over year. These increases were partially offset by a $2.2 million total decrease in voice and other revenue due primarily to 4,394 fewer business and wholesale voice connections year over year. Business voice ARPU of $23.45 in 2016 increased marginally compared with $23.40 in 2015. While connections and ARPU serve as data points to support the analysis of period-over-period changes in revenue, they are not critical indicators utilized by the Company to manage the Business and Wholesale customer group.

Consumer

Consumer revenue of $37.7 million decreased $2.3 million, or 5.7%, in 2016 from $40.0 million in 2015. Broadband revenue decreased $0.6 million to $25.0 million in 2016 from $25.6 million in 2015 due to a decrease in ARPU from $61.32 to $60.73, largely offset by a 1,328 increase in connections year over year. The effect of customers subscribing to higher levels of bandwidth speeds was partially offset by the effect of customers moving to the Company’s one price, unlimited home internet package beginning in the third quarter of 2015. Voice and other revenue decreased $1.6 million primarily due to 4,265 fewer connections, partially offset by an increase in ARPU to $28.71 from $27.65 in the prior year. The downward trend in voice connections is expected to continue as more customers discontinue using their fixed landline voice service and move to wireless alternatives.

Regulatory

Regulatory revenue of $52.3 million decreased $1.0 million, or 2.0%, in 2016 from $53.3 million in 2015 due to a $1.2 million decline in access revenue caused primarily by lower eligible access lines combined with lower rates, partially offset by a one-time $0.2 million increase in high cost support.

Wireless and AWN Related

Wireless and AWN related revenue of $13.0 million in 2015 included service, equipment sales and other revenue of $6.3 million, transition services revenue of $4.8 million associated with the Company providing certain retail services to its previous wireless customers for an interim period following the sale, and CETC revenue of $1.7 million. The Company recorded no Wireless and AWN related revenue in 2016 as a result of the sale of its wireless operations effective February 2, 2015 and subsequent wind-down during 2015.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization), Non-Affiliates

Cost of services and sales (excluding depreciation and amortization), non-affiliates of $102.1 million decreased $5.1 million, or 4.7%, in 2016 from $107.2 million in 2015. This decrease reflects storefront exit and other wind-down costs of $4.9 million recorded in 2015 associated with the sale of our wireless operations, a $1.7 million reduction in labor costs resulting from our new cost structure and the avoidance of $1.2 million of wireless devise and accessory costs recorded in 2015. These items were partially offset by a $2.1 million increase in circuit installation costs for new customers recorded in 2016.

Cost of Services and Sales (excluding depreciation and amortization), Affiliates

Cost of services and sales (excluding depreciation and amortization), affiliates were zero in 2016 compared with $5.0 million in 2015 due to the sale of our wireless operations and the discontinuance of the associated affiliate transactions.

Selling, General and Administrative

Selling, general and administrative expenses of $70.2 million decreased $18.2 million, or 20.6%, in 2016 from $88.4 million in 2015. This decrease reflects severance, transaction and other wind-down costs of $8.4 million recorded in 2015 associated with the sale of our wireless operations, a $7.4 million reduction in salaries and benefits resulting from our new cost structure and a $1.3 million reduction in bad debt expense associated primarily with non-recurring reserves in 2015 for certain rural health care accounts.

Depreciation and Amortization

Depreciation and amortization expense of $34.7 million increased $0.8 million, or 2.4%, in 2016 from $33.9 million in 2015. Increases resulting from assets recently placed in service, including those associated with projects on the North Slope of Alaska and our joint venture with Quintillion Holdings, LLC (“QHL”), were largely offset by the sale of wireless assets in 2015.

Loss (Gain) on Disposal of Assets, Net

The net loss on the disposal of assets of $0.3 million in 2016 was associated with cancelled capital projects. The net gain on the disposal of assets of $46.3 million in 2015 reflected the $48.2 million gain on the sale of our wireless operations on February 2, 2015, partially offset by losses of $1.0 million associated with abandoned projects and $1.0 million in wireless asset retirements.

Earnings from Equity Method Investments

Earnings from equity method investments were zero in 2016 and $3.1 million in 2015, consisting entirely of the Company’s share of the earnings of AWN. The year over year decline reflects the Company’s sale of its wireless operations, including its investment in AWN, in the first quarter of 2015.

Other Income and Expense

Interest expense of $15.4 million in 2016 decreased $4.4 million compared with $19.8 million in 2015. This decrease was due primarily to lower outstanding debt year over year resulting from the pay down of $240.5 million of our 2010 Senior Credit Facility in February of 2015 and, to a lesser extent, the effect of our 2015 refinancing transactions completed on September 14, 2015 and repurchase of a portion of our 6.25% Notes in January 2016 and September 2015. The $0.3 million loss on extinguishment of debt in 2016 was associated with the repurchase of our 6.25% Notes in the principal amount of $10.0 million. The $4.9 million loss on extinguishment of debt in 2015 consisted of $3.9 million associated with the pay down and subsequent repayment in full of our 2010 Senior Credit Facility and $0.9 million associated with the purchase of a portion of our 6.25% Notes in connection with our 2015 refinancing transactions.

Income Taxes

Income tax expense and the effective tax rate in 2016 were $1.5 million and 40.0%, respectively, and consisted of Federal tax of $1.3 million at the statutory rate of 35.0% and state tax, net of the Federal benefit, of $0.2 million, or 6.1%. The income tax provision also reflected a $0.3 million net benefit for the realization of certain state net operating loss carryforwards upon the filing of the 2015 return, partially offset by the establishment of valuation allowances totaling $0.1 million on net operating loss carryforwards for other states. Excluding these discrete items, the Company’s effective tax rate was approximately 46% in 2016. Income tax expense and the effective tax rate in 2015 were $10.2 million and 44.2%, respectively, and consisted primarily of Federal tax of $8.1 million at the statutory rate of 35.0% and state tax, net of the Federal benefit, of $1.4 million, or 6.1%. The effective rate in 2015 also reflected 1.9%, or $0.4 million, associated with unrealized amortization of stock compensation.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of our joint venture with QHL, which was established during the second quarter of 2015, was $133 thousand and $69 thousand in 2016 and 2015, respectively.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $2.4 million in 2016 compares with $13.0 million in 2015. The year over year results reflect the revenue and expense items discussed above.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Operating Revenue

Business and Wholesale

Business and Wholesale revenue of $126.4 million increased $11.3 million, or 9.8%, in 2015 from $115.1 million in 2014. This improvement was primarily driven by a $6.6 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Although broadband connections of 15,340 in 2015 declined from 18,798 in 2014, growth of broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Broadband ARPU increased to $272.37 in 2015 from $198.49 in 2014, an increase of 37.2%. Additionally, wholesale broadband revenue increased $4.9 million related to an increase in carrier circuits, of which $1.9 million was associated with our new capacity agreement with GCI. Prior to the Wireless Sale, the revenues associated with this agreement were associated with a related-party agreement with AWN and reported as Wireless and AWN related revenue. Equipment sales and installations increased $1.1 million. These increases were partially offset by a $1.3 million total decrease in voice and other revenue due in part to 4,090 fewer business and wholesale voice connections year over year and marginally lower business ARPU of $23.40 compared with $23.52 in the prior year reflecting price compression. Managed IT services revenue decreased $0.2 million. While connections and ARPU serve as data points to support the analysis of period-over-period changes in revenue, they are not critical indicators utilized by the Company to manage the Business and Wholesale customer group.

Consumer

Consumer revenue of $40.0 million decreased $1.4 million, or 3.5%, in 2015 due to a change in composition. Voice revenue decreased $1.4 million primarily due to 6,090 fewer connections partially offset by a slight increase in ARPU to $27.65 in 2015 from $26.68 in 2014. This trend is expected to continue as more customers discontinue using their fixed landline voice service and move to wireless alternatives. Broadband revenue decreased marginally in 2015. Broadband connections decreased 4,137 year over year; however, customers are subscribing to higher levels of bandwidth speeds, which resulted in a 11.4% increase in ARPU to $61.32 from $55.04 in the prior year.

Regulatory

Regulatory revenue of $53.3 million decreased $5.2 million, or 8.9%, in 2015 from $58.5 million in 2014 largely due to a non-recurring $3.5 million release of high cost support reserves in 2014. Additionally, there was a decrease of $1.7 million in access revenue caused primarily by lower eligible access lines combined with lower rates.

Wireless and AWN Related

The wind-down of our wireless operations effective February 2, 2015 resulted in a $91.5 million decrease in service revenue, equipment sales, CETC revenue and the reclassification of capacity revenue noted in business and wholesale above. The recognition of transition services revenue of $4.8 million in 2015 partially offset these declines.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization), Non-Affiliates

Cost of services and sales (excluding depreciation and amortization), non-affiliates of $107.2 million decreased $16.7 million, or 13.5%, in 2015 from $123.9 million in 2014. This decrease was due to a decline of $16.5 million in wireless device and accessory costs, a decline of $1.5 million in access expense due to the Wireless Sale, a decrease of $1.3 million related to maintenance of the wireless CDMA network, a $0.9 million recovery of certain State regulatory surcharges in 2015, a $0.4 million reduction in facilities expenses and a $0.4 million reserve adjustment related to local exchange reimbursable billings. In addition, 2014 results were negatively impacted by $0.9 million in leased circuit costs, $0.3 million in submarine repair costs associated with the severed fiber optic cable caused by the July 2014 earthquake, a $0.6 million write off of held-for-sale wireless inventory marked to fair value less cost to sell and a $0.4 million write off of obsolete inventory. Partially offsetting these decreases were $4.9 million in storefront exit and other wind-down costs associated with the sale of our wireless operations and an increase in labor costs of $1.5 million primarily associated with the acquisition of TekMate, LLC (“TekMate”) in January 2014.

Cost of Services and Sales (excluding depreciation and amortization), Affiliates

Cost of services and sales (excluding depreciation and amortization), affiliates of $5.0 million decreased $52.1 million in 2015 from $57.1 million in 2014. This decrease was due to the sale of our wireless operations on February 2, 2015 and the discontinuance of the associated affiliate transactions.

Selling, General and Administrative

Selling, general and administrative expenses of $88.4 million decreased $13.0 million, or 12.8%, in 2015 from $101.4 million in 2014. This decrease was driven by a $7.2 million reduction in customer service costs and a $3.2 million decrease in wireless agent commission, billing costs and property taxes as a result of the Wireless Sale. In addition, other labor costs declined $2.6 million, advertising, legal and other administrative costs declined $1.8 million, bad debt expense decreased $1.5 million due to certain recoveries on rural health care customers and incentive based compensation expense decreased $0.9 year over year. These decreases were partially offset by $8.4 million in severance, transaction and other wind-down costs associated with the sale of our wireless operations recorded in 2015 compared with $4.3 million recorded in 2014.

Depreciation and Amortization

Depreciation and amortization expense of $33.9 million increased $1.3 million, or 3.9%, in 2015 from $32.6 million in 2014. Depreciation was relatively flat due to the offsetting impact of higher depreciation on assets recently placed in service and a decline in depreciation due to assets sold in connection with the Wireless Sale.

Loss (Gain) on Disposal of Assets, Net

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

Loss on Impairment of Goodwill

The loss on impairment of goodwill of $6.0 million in 2014 was due to the Company’s assessment of goodwill after the announcement of Wireless Sale transaction.

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

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of our joint venture with QHL, which was established during the second quarter of 2015, was $69 thousand in 2015.

Net Income (Loss) Attributable to Alaska Communications

Net income attributable to Alaska Communications of $13.0 million in 2015 compares with a net loss of $2.8 million in 2014. The year over year results reflect the revenue and expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures, and debt service and repurchases in 2016, 2015 and 2014 primarily through internally generated funds, cash on hand, distributions from AWN and our refinancing initiative in the third quarter of 2015. We also received cash proceeds of $285.2 million on the Wireless Sale in 2015 which we used primarily to pay down debt. At December 31, 2016, we had $21.2 million in cash and cash equivalents, $1.9 million in restricted cash and a $10.0 million undrawn revolving credit facility.

A summary of significant sources and use of funds for the years ended December 31, 2016, 2015 and 2014 is as follows:

(in thousands)	2016	2015	2014
Net cash provided by operating activities	$37,253	$12,581	$51,169
Capital expenditures	$(30,920)	$(50,914)	$(46,423)
Capitalized interest	$(1,077)	$(1,558)	$(2,810)
Change in unsettled capital expenditures	$(8,304)	$3,995	$(2,003)
Proceeds on wireless sale	$—	$285,160	$—
Proceeds on sale of assets	$2,664	$3,140	$136
Return of capital from equity investment	$—	$1,875	$14,073
Net change in restricted cash	$(93)	$(1,357)	$—
Repayments of long-term debt	$(13,421)	$(333,961)	$(24,419)
Proceeds from the issuance of long-term debt	$—	$90,061	$—
Debt issuance costs	$(544)	$(4,901)	$—
Interest paid	$12,608	$16,101	$31,562
Income taxes paid, net	$205	$4,936	$260

Cash Flows from Operating Activities

Cash provided by operating activities of $37.3 million in 2016 compares with $12.6 million in 2015. The year over year increase was primarily due to lower payments for Wireless Sale transaction and wind-down costs, our improved cost structure and lower payments for interest and taxes, partially offset by cash distributions received from AWN in 2015. Wireless Sale transaction and wind-down payments were $1.1 million and $10.0 million in 2016 and 2015, respectively.

Cash provided by operating activities of $37.3 million in 2016 reflects net income excluding non-cash items (defined as cash provided by operating activities excluding cash distributions from equity method investments and changes in income taxes receivable/payable and operating assets and liabilities) of $43.9 million offset by a $4.8 million decrease in accounts payable other current liabilities reflecting incentive compensation, interest and Wireless Sale wind-down payments.

Cash provided by operating activities of $12.6 million in 2015 reflected net income excluding non-cash items of $13.7 million, a $6.3 million decrease in accounts receivable and other current assets, a $3.8 million increase in deferred revenue, cash payments from AWN representing a return on capital of $3.1 million and a $1.6 million decrease in materials and supplies. These items were partially offset by a $15.4 million reduction in accounts payable and other current liabilities excluding capital items. This decrease included Wireless Sale, interest and incentive compensation payments.

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

Interest payments, net of cash interest income and including capitalized interest, were $12.6 million, $16.1 million and $31.6 million in 2016, 2015 and 2014, respectively. Through an interest rate swap entered into on November 27, 2015, interest on approximately 50% of the term loan components of our 2015 Senior Credit Facilities at December 31, 2016 is substantially fixed at an annual rate of 5.833% for the period December 2016 through December 2017. Our $120.0 million convertible debt has a fixed coupon rate of 6.25% and an outstanding balance of $94.0 million at December 31, 2016. We purchased additional convertible debt in the principal amount of $10.0 million in 2016.

Cash Flows from Investing Activities

Cash used by investing activities of $37.7 million in 2016 consisted primarily of expenditures on capital (capital expenditures including capitalized interest and net of change in unsettled capital expenditures) totaling $40.3 million including the second $5.5 million payment for the purchase of the Fiber Optic System in 2015. Of $30.9 million incurred in 2016, $15.5 million was success based versus maintenance. Proceeds on the sale of assets included receipt of the second payment of $2.7 million for the fiber strands sold to QHL in 2015.

Cash provided by investing activities of $240.3 million in 2015 included proceeds on the Wireless Sale of $285.2 million. Proceeds from investing activities also included $1.9 million of cash distributions from AWN representing a return of capital and $3.1 million on the sale of assets, primarily associated with the sale of fiber on the North Slope fiber optic network. Total capital spending was $48.5 million, including $5.5 million for purchase of the fiber optic network and $6.7 million associated with spend incurred in a prior period. Of the $50.9 million incurred in 2015, $11.0 million was for the fiber optic network ($5.5 million of which was payable in 2016) and an additional $18.8 million was success based versus maintenance.

Cash used by investing activities of $37.0 million in 2014 consisted of capital expenditures totaling $51.2 million, partially offset by a $14.1 million return of capital on our equity investment in AWN.

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

Cash Flows from Financing Activities

Cash used by financing activities of $14.3 million in 2016 consisted primarily of the repurchase of $10.0 million principal amount of our 6.25% Notes for $9.8 million and scheduled principal payments on the First Lien Term Loan of our 2015 Senior Credit facilities totaling $3.0 million.

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

We are responding to these challenges by (i) driving top line growth in broadband service revenues with a focus on business and wholesale customers; (ii) managing our cost structure to deliver consistent Adjusted EBITDA and Adjusted Free Cash flow performance; and (iii) holding capital spending to approximately $35 million annually.

As of December 31, 2016, total long-term obligations outstanding, including current portion, were $184.1 million, consisting of $86.8 million in term loans under our 2015 Senior Credit Facilities, $94.0 million of convertible notes, and $3.3 million in capital lease and other obligations. As of December 31, 2016, we had $21.2 million in cash and access to the full amount of the $10.0 million revolving credit facility under our 2015 Senior Credit Facilities.

As described in more detail below, we announced on March 13, 2017 our refinancing transaction, which will result in the extension of scheduled principal payments on our credit agreements from 2018 out through 2023, and the forthcoming tender offer on our 6.25% Notes.

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

2015 Senior Credit Facilities

As described below, proceeds from our 2017 Senior Credit Facility will be used, in part, to repay in full our 2015 Senior Credit Facilities. The following description of the 2015 Senior Credit Facilities is as of December 31, 2016.

On September 14, 2015, we entered into the $100.0 million Senior Credit Facilities which consists of a $65.0 million first lien term loan, a $25.0 million second lien term loan, both of which were drawn at December 31, 2016, and a $10.0 million revolving credit facility which was undrawn at December 31, 2016. At December 31, 2016, we had full access to the $10.0 million under the revolving credit facility.

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

Consolidated EBITDA, as defined in the 2015 Senior Credit Facilities, means consolidated net income, plus the sum of:

•	cash and non-cash interest expense;

•	depreciation and amortization expense;

•	income taxes;

•	other non-cash charges and expense, including equity-based compensation expense;

•	the write down or write off on any assets, other than accounts receivable;

•	subject to limitation, fees and out-of-pocket transaction costs incurred in connection with the 2015 refinancing transactions;

•	certain costs associated with the sale of the Company’s wireless operations and subsequent wind-down.

•	extraordinary, non-recurring or unusual losses;

•	one-time costs associated with permitted acquisitions; and

•	transaction costs and similar amounts required to be expensed under Accounting Standards Codification 805.

minus (to the extent included in determining consolidated net income) the sum of:

•	Extraordinary, non-recurring or unusual gains on permitted sales or dispositions of assets and casualty events;

•	Cash and non-cash interest income;

•	Other extraordinary items or nonrecurring items;

•	The write up of any asset; and

•	the Company’s share of earnings in its joint venture with Quintillion if such earnings exceed $0.5 million and at least 50% of the Company’s share in such earnings have not been received in cash by the Company.

The revolving credit facility component of the First Lien Facility bears interest at 4.5% with a LIBOR minimum of 1.0% and a commitment fee of 0.25% on the average daily unused portion. Any amounts outstanding under the revolving credit agreement are due on January 2, 2018.

The weighted interest rate on the 2015 Senior Credit Facilities was 6.59% at December 31, 2016.

As disclosed below, we were in compliance with all financial covenant ratios as of December 31, 2016.

Net Total Leverage to Consolidated EBITDA Ratio:
First Lien Term Loan	2.82
Second Lien Term Loan	2.82

Senior Leverage to Consolidated EBITDA Ratio:
First Lien Term Loan	1.55
Second Lien Term Loan	1.55

Consolidated EBITDA to Debt Service Coverage Ratio:
First Lien Term Loan	3.55
Second Lien Term Loan	3.55

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

Other Debt Instruments

The balance of our 6.25% Notes due in 2018 was $94.0 million as of December 31, 2016.

Pursuant to the 2017 Senior Credit Facility, we intend to commence a tender offer for our outstanding 6.25% Convertible Notes due 2018. The offer will commence upon the filing of Schedule TO with the Securities and Exchange Commission.

2017 Credit Facility

On March 13, 2017, we entered into the 2017 Senior Credit Facility consisting of a Term A-1 Facility of $120.0 million, a Term A-2 Facility of $60.0 million and a Revolving Facility of $15.0 million. Upon the satisfaction of certain conditions, on or before March 28, 2017, the Company will utilize proceeds from the 2017 Senior Credit Facility and cash on hand to repay in full its 2015 Senior Credit Facilities, including accrued interest and fees, of approximately $87.8 million, fund the tender of its 6.25% Notes in the amount of $94.0 million and fund fees and expenses associated with this transaction.

The Term A-1 Facility and draws under the Revolving Facility bear interest at LIBOR plus 5.0% per annum, with a LIBOR minimum of 1.0%, or 4.0% per annum plus an Alternate Base Rate as defined in the Agreement. The Term A-2 Facility bears interest at LIBOR plus 7.0% per annum, with a LIBOR minimum of 1.0%, or 6.0% per annum plus an Alternate Base Rate as defined in the Agreement.

Principal payments on the Term A-1 Facility are $1,500 thousand per quarter beginning in the fourth quarter of 2017 through the first quarter of 2020, $2,250 thousand per quarter beginning in the second quarter of 2020 through the first quarter of 2021, and $4,000 thousand per quarter beginning in the second quarter of 2021 through the fourth quarter of 2021. The remaining outstanding principal balance is due on March 13, 2022. Principal payments on the Term A-2 Facility are $150 thousand per quarter beginning in the fourth quarter of 2017 through the first quarter of 2021 and $600 thousand per quarter beginning in the second quarter of 2021 through the fourth quarter of 2022 The remaining outstanding principal balance is due on March 13, 2023.

Upon funding the obligations under the 2017 Senior Credit Facility will be secured by perfected first lien priority security interests in substantially all of the Company’s and its direct and indirect subsidiary’s tangible and intangible assets, subject to certain agreed exceptions.

The 2017 Senior Credit Facility contains customary representations, warranties and covenants, including covenants limiting the incurrence of debt, the payment of dividends and repurchase of the Company’s common stock. Financial covenants include (i) a Maximum Net Total Leverage Ratio of 3.75 to 1.00 from the funding date of the Agreement through June 30, 2017, 3.50 to 1.00 through December 31, 2017, 3.25 to 1.00 through June 30, 2018, 3.00 to 1.00 through December 31, 2018, 2.75 to 1.00 through September 30, 2019 and 2.50 to 1.00 thereafter, and; (ii) a Minimum Fixed Charge Coverage Ratio of 1.05 to 1.00 from June 30, 2017 thereafter. The Agreement initially allows for the repurchase of up to $10.0 million of the Company’s common stock subject to certain conditions, with additional amounts allowed in the future subject to other conditions, including a Maximum Net Total Leverage Ratio of 2.50 to 1.00.

The 2017 Senior Credit Facility provides for events of default customary for credit facilities of this type, including non-payment defaults on other debt, misrepresentation, breach of covenants, representations and warranties, change of control, and insolvency and bankruptcy.

All terms are defined in the Agreement. See the “Credit Agreement dated as of March 13, 2017, by and among Alaska Communications, as the borrower, the Company and certain of its direct and indirect subsidiaries, as guarantors, ING Capital LLC, as administrative agent, and the lenders party thereto” filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2017.

Contractual Obligations

Our contractual obligations as of December 31, 2016, are presented in the following table. Generally, long-term liabilities are included in the table based on the year of required payment or an estimate of the year of payment. Such estimates of payment are based on a review of past trends for these items as well as a forecast of future activities. As described below, certain items were excluded from the following table where the year of payment is unknown and could not be reasonably estimated.

(in thousands)	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt	$184,075	$1,973	$179,375	$119	$2,608
Interest on long-term debt	17,430	12,070	2,934	526	1,900
Capital leases	3,325	323	275	119	2,608
Operating leases	50,504	7,634	12,581	8,830	21,459
Unconditional purchase obligations	50,988	6,429	7,989	6,497	30,073

Total contractual cash obligations	$306,322	$28,429	$203,154	$16,091	$58,648

As described above, on March 13, 2017, we entered into the 2017 Senior Credit Facility. See Note 11 “Long-term Obligations” and Note 22 “Subsequent Events” in the Notes to Consolidated Financial

Statements. Consummation of this agreement prior to issuance of the Company’s financial statements demonstrated the Company’s intent and ability to refinance a portion of its current obligations in accordance with Accounting Standards Codification 470 “Debt.” Current maturities under the Company’s 2015 Senior Credit Facilities totaling $4,000 at December 31, 2016 were effectively replaced by principal payments totaling $1,650 under the 2017 Senior Credit Facility. Accordingly, current portion of long-term obligations in the amount of $2,350 was reclassified to long-term obligations at December 31, 2016. The schedule of contractual obligations at December 31, 2016 above reflects this reclassification only, and does not reflect all changes in debt maturities resulting from this transaction.

Scheduled principal payments on long-term debt assuming payments under the 2017 Senior Credit Facility and repayment in full of the principal amounts due under the 2015 Senior Credit Facilities and tender of the 6.25% Notes in 2017 with proceeds from the 2017 Senior Credit Facility are as follows:

(in thousands)	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt	$183,325	$1,973	$13,475	$25,169	$142,708

The total pension benefit liability associated with the Alaska Communications Retirement Plan recognized on the consolidated balance sheet as of December 31, 2016 and December 31, 2015 were $4.4 million and $4.9 million, respectively, and is included in “Other long-term liabilities.” Because this liability is impacted by, among other items, plan funding levels, changes in plan demographics and assumptions, and investment return on plans assets, it does not represent expected liquidity needs. Accordingly, we did not include this liability in the “Contractual Obligations” table. We made cash contributions of $0.8 million in 2016 and $0.8 million in 2015. This plan is not fully funded.

We also participate in the AEPF, a multi-employer defined benefit plan, to which we pay a contractual hourly amount based on employee classification or base compensation. We contributed $7.5 million, $8.0 million and $8.6 million to this plan in 2016, 2015 and 2014, respectively. Minimum required future contributions to this plan are subject to the number of employees in each classification and/or base compensation of employees in future years and, therefore, are not included in the “Contractual Obligations” table. This plan is not fully funded.

As of December 31, 2016 and December 31, 2015, the Company had an accumulated asset retirement obligation of $3.7 million and $3.4 million. This liability was not included in the “Contractual Obligations” table due primarily to the uncertainty as to the timing of future payments.

As of December 31, 2016 and December 31, 2015, the Company had deferred tax liabilities totaling $53.0 million and $43.8 million, exclusive of deferred tax assets. The balance at December 31, 2016 is not included in the “Contractual Obligations” table because the Company believes this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. At December 31, 2016, the Company had Federal and state net operating loss carry forwards of $67.5 million and $46.0 million, respectively, with various expiration dates beginning in 2031 through 2036. At December 31, 2016, the Company had valuation allowances on certain state net operating loss carryforwards totaling $0.1 million. With the exception of these state net operating loss carryforwards, the Company currently expects that all other net operating loss carry forwards will be utilized.

The Company has entered into capacity agreements which will require future payments upon completion of the North Slope fiber optic network. These payments have been excluded from the table due to the uncertainty of the amount and timing of future payments.

Funding obligations associated with our self-insurance programs have been excluded from the table due primarily to the uncertainty as to the timing of future payments.

NON-GAAP FINANCIAL MEASURES

The Company provides certain non-GAAP financial information, including Adjusted EBITDA, Adjusted Free Cash Flow and Net Debt. Adjusted EBITDA and Adjusted Free Cash Flow measure the Company’s primary business activities without regard for the effects of special items and income tax structure.

Adjusted EBITDA eliminates the effects of period to period changes in costs that are not directly attributable to the underlying performance of the Company’s business operations and is used by Management and the Company’s Board of Directors to evaluate current operating financial performance, analyze and evaluate strategic and operational decisions and better evaluate comparability between periods. Adjusted Free Cash Flow is a non-GAAP liquidity measure used by Management and the Board of Directors to assess the Company’s ability to generate cash and plan for future operating and capital actions. Adjusted EBITDA and Adjusted Free Cash Flow are common measures utilized by our peers (other telecommunications companies) and we believe they provide useful information to investors and analysts about the Company’s operating results, financial condition and cash flows. Net Debt provides Management and the Board of Directors with a measure of the Company’s current leverage position.

Adjusted EBITDA is defined as net income (loss) before interest, loss on extinguishment of debt, depreciation and amortization, loss on impairment of goodwill, gain or loss on asset purchases or disposals including the sale of our wireless operations, earnings from equity method investments, income taxes, Wireless Sale transaction and wind-down related costs, stock-based compensation, pension adjustments, earthquake related expenses, gift of services, net loss attributable to noncontrolling interest and expenses under the Company’s long term cash incentive plan (“LTCI”). LTCI expenses are considered part of an interim compensation structure, which ended in 2016, to mitigate the dilutive impact of additional share issuances for executive compensation. Distributions from AWN are included in Adjusted EBITDA.

Management considers Adjusted Free Cash Flow a non-GAAP liquidity measure and is defined as Adjusted EBITDA, less recurring operating cash requirements which include capital expenditures, net of cash received for a fiber build for a carrier customer, less cash interest paid, amortization of GCI/AWN capacity revenue, earthquake related expenses, and cash receipts and payments associated with the purchase of the North Slope fiber network and establishment of our joint venture with QHL. Amortization of deferred revenue associated with our interconnection agreement with AWN and GCI is excluded from Adjusted Free Cash Flow because no cash was received by the Company in connection with this agreement. Amortization of all other deferred revenue, including that associated with other IRU capacity arrangements, is included in Adjusted Free Cash Flow because cash was received by the Company, typically at contract inception, and is being amortized to revenue over the term of the relevant agreement. Amortization of deferred revenue included in our operating revenues for the years ended December 31, 2016, 2015 and 2014, were as follows:

	2016	2015	2014
GCI/AWN capacity revenue	$2,082	$2,169	$3,151
Other deferred capacity revenue	1,354	842	644

Total deferred capacity revenue	3,436	3,011	3,795
Other deferred revenue	3,574	2,816	2,736

Total	$7,010	$5,827	$6,531

The Company does not provide reconciliations of guidance for Adjusted EBITDA to Net Income, and Adjusted Free Cash Flow to Net Cash Provided by Operating Activities, in reliance on the unreasonable efforts exception provided under Item 10(e)(1)(i)(B) of Regulation S-K. The Company does not forecast certain items required to develop the comparable GAAP financial measures. These items are realized and unrealized gains and losses on effective and ineffective hedges, charges and benefits for uncollectible accounts, certain other non-cash expenses, unusual items typically excluded from Adjusted EBITDA and Adjusted Free Cash Flow, and changes in operating assets and liabilities (generally the most significant of these items, representing cash outflows of $6.1 million and $3.9 million in the years ended December 31, 2016 and 2015, respectively and a cash inflow of $8.4 million in the year ended December 31, 2014).

Adjusted EBITDA and Adjusted Free Cash Flow are not GAAP measures and should not be considered a substitute for Net Income, Net Cash Provided by Operating Activities, or Net Cash Provided or Used. Adjusted EBITDA as computed below is not consistent with the definition of Consolidated EBITDA referenced in our 2015 Senior Credit Agreements and 2017 Senior Credit Facility, and other companies may not calculate Non-GAAP measures in the same manner we do.

The following tables provide the computation of Adjusted EBITDA and reconciliation to Net Income (Loss), and the computation of Adjusted Free Cash Flow and reconciliation to Net Cash Provided by Operating Activities for the years ended December 31, 2016, 2015 and 2014:

Adjusted EBITDA

	2016	2015	2014
Net income (loss)	$2,253	$12,885	$(2,780)
Add (subtract):
Interest expense	15,447	19,841	34,410
Loss on extinguishment of debt	336	4,878	—
Interest income	(26)	(58)	(83)
Depreciation and amortization	34,690	33,867	32,583
Loss on impairment of goodwill	—	—	5,986
Loss (gain) on disposal of assets, net	321	(46,252)	126
Earnings from equity method investments	—	(3,056)	(35,960)
AWN distributions received/receivable, net	—	765	50,000
Income tax expense (benefit)	1,499	10,200	(1,787)
Stock-based compensation	2,830	2,008	2,511
Long-term cash incentives	764	1,781	2,042
Pension adjustment	—	134	—
Gift of services	—	(388)	—
Earthquake related expenses	—	—	1,228
Net loss attributable to noncontrolling interest	133	69	—
Wireless sale transaction-related and wind down costs	—	13,272	4,297

Adjusted EBITDA	$58,247	$49,946	$92,573

Reconciliation of Net Cash Provided by Operating Activities to Adjusted

Free Cash Flow and Computation of Adjusted Free Cash Flow

	2016	2015	2014

Net cash provided by operating activities	$37,253	$12,581	$51,169
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow:
Capital expenditures excluding acquisition price of North
Slope fiber network	(30,920)	(39,914)	(46,423)
Milestone billings for fiber build project for a carrier customer	—	7,000	5,960
Purchase of North Slope fiber network:
Acquisition price	—	(11,000)	—
(Paid) less: 50% due in 2016	(5,500)	5,500	—
Proceeds on sale of fiber to joint venture partner	2,650	2,650	—
Other cash proceeds	—	400	—
Amortization of deferred capacity revenue	3,436	3,011	3,795
Amortization of GCI/AWN capacity revenue	(2,082)	(2,169)	(3,151)
Amortization of debt issuance costs and debt discount	(4,046)	(4,114)	(5,104)
Interest expense	15,447	19,841	34,410
Interest paid	(12,608)	(16,101)	(31,562)
Interest income	(26)	(58)	(83)
Unrealized gain on ineffective hedge	—	737	273
Amortization of ineffective hedge	—	(1,970)	(1,613)
Income tax expense (benefit)	1,499	10,200	(1,787)
Income taxes payable	514	351	—
Deferred income tax (expense) benefit	(1,855)	(4,883)	2,047
Charge for uncollectible accounts	(378)	(1,258)	(3,329)
Cash distribution from equity method investments	—	(3,056)	(35,960)
Long-term cash incentives	764	1,781	2,042
Pension adjustment	—	134	—
Gift of services	—	(388)	—
Net loss attributable to noncontrolling interest	133	69	—
Wireless sale transaction-related and wind down costs	—	13,272	4,297
AWN distributions received/receivable, net	—	765	50,000
Other non-cash expense, net	(621)	(934)	(431)
Changes in operating assets and liabilities	6,127	3,865	(8,381)

Adjusted free cash flow	$9,787	$(3,688)	$16,169

Adjusted EBITDA	$58,247	$49,946	$92,573

Less:
Capital expenditures excluding acquisition price of North Slope fiber network	(30,920)	(39,914)	(46,423)
Milestone billings for fiber build project for a carrier customer	—	7,000	5,960

Net capital expenditures	(30,920)	(32,914)	(40,463)

Purchase of North Slope fiber network

Acquisition price	—	(11,000)	—
(Paid) less: 50% due in 2016	(5,500)	5,500	—
Proceeds on sale of fiber to joint venture partner	2,650	2,650	—
Less: other cash proceeds	—	400	—

Net North Slope purchase	(2,850)	(2,450)	—

Amortization of GCI/AWN capacity revenue	(2,082)	(2,169)	(3,151)
Earthquake related expense	—	—	(1,228)
Interest paid	(12,608)	(16,101)	(31,562)

Adjusted free cash flow	$9,787	$(3,688)	$16,169

OUTLOOK

Operating Results, Liquidity and Capital Resources

We expect to see continued strength in business and wholesale revenues, led by broadband revenue and managed IT services. These revenue increases are driven by continued demand for broadband as businesses migrate their IT infrastructure to the cloud, expansion into managed IT services and continued gain in market share. We expect margins will strengthen through the course of the year. Strategically, we continue to evaluate opportunities to advance our position as the premier cloud enabler for businesses.

We expect variable growth in equipment sales, as this revenue stream is impacted by non-recurring transactions. We expect access revenues to continue to decline as voice traffic experiences decline with long distance carriers. As the only price cap carrier in Alaska, we will receive approximately $19.7 million annually in high cost support for the next nine years under the CAF II order issued in the fourth quarter of 2016. This is the same amount we received under the CAF I high cost frozen support.

We currently anticipate total revenue of $229 million to $235 million and Adjusted EBITDA of $59 million to $61 million in 2017, subject to achieving our targeted revenue growth. Capital expenditures in 2017 are currently targeted to be $35 million to $38 million. As discussed above, the Company does not provide a reconciliation of guidance for Adjusted EBITDA to Net Income.

As described above, we announced on March 13, 2017 our refinancing transaction, which will extend scheduled principal payments on our credit agreements from 2018 out through 2023, and the forthcoming tender offer on our 6.25% Notes. On March 13, 2017, we also announced that our Board of Directors authorized a stock repurchase program for the Company to repurchase up to $10.0 million of its Common Stock through December 2019, which is effective beginning no earlier than in the second quarter of 2017.

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

Revenue Recognition Policies

Substantially all recurring non-usage sensitive service revenues are billed one month in advance and are deferred until earned. Non-recurring and usage sensitive revenues are billed in arrears and are recognized when earned. Revenue is recognized on the sale of equipment upon acceptance by the customer. Certain of our bundled products and services have been determined to be revenue arrangements with multiple deliverables. Total consideration received in these arrangements is allocated and measured using units of accounting within the arrangement based on relative selling price. Monthly service revenue from the majority of our customer base is recognized as services are rendered.

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted

In the first quarter of 2016, the Company adopted Accountings Standards Update (“ASU”) No. 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. As provided by ASU 2015-05, the Company adopted the update prospectively to all arrangements entered into or materially modified beginning in 2016. Adoption of ASU 2015-05 did not have a material effect on the Company’s consolidated financial statements and related disclosures in the fiscal year ended December 31, 2016.

Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 require that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU 2014-09 from annual periods beginning after December 15, 2016 to annual periods beginning after December 15, 2017. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”). This update provides further guidance on two aspects of Topic 606: (i) identifying performance obligations; and (ii) implementation of licensing guidance. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). This update (i) clarifies the objective of the collectability criterion; (ii) permits an entity to exclude amounts collected from customers for all sales and other similar taxes from the transaction price; (iii) specifies that the measurement date for noncash consideration is contract inception; (iv) provides a practical expedient for addressing contract modifications; (v) clarifies the definition of a completed contract for transition purposes; and (vi) clarifies certain retrospective adoption guidance. In December 2016, the FASB issued ASU No. 2016-20, “Revenue from Contracts with Customers (Topic 606), Technical Corrections and Improvements” (“ASU 2016-20”). This update clarifies or corrects the applications of certain aspects of Topic 606 including: (i) impairment testing of contract costs; (ii) disclosure of remaining performance obligations; and (iii) disclosure of revenue recognized from performance obligations satisfied in previous periods. ASU 2016-10, ASU 2016-12 and ASU 2016-20 do not change the core principles of the guidance in Topic 606. The Company’s assessment of ASU 2014-09 and subsequent updates is ongoing and is currently expected to be completed during the second or third quarter of 2017. This assessment includes determining the effect of the new standard on the Company’s financial statements, accounting systems, business processes, and internal controls. The Company has not yet finalized its assessment of the impact of the new standard on its recognition of revenue. It is currently expected that adoption of the new standard will result in the deferral of certain contract costs, including certain sales commissions, which are currently expensed as incurred. Such deferred costs will be amortized over the period that the associated revenue is recognized. Implementation of required changes to the Company’s accounting systems, business processes and internal controls will commence upon completion of the assessment. The Company will adopt ASU 2014-09 effective January 1, 2018 and has not yet selected an adoption method.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Provisions include (i) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement; (ii) the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur; (iii) an entity should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period; (iv) excess tax benefits should be classified as an operating activity; (v) an entity may make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; (vi) the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates; and (vii) cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Adoption will be applied prospectively, retrospectively or using a modified retrospective method as required by the specific provisions. The Company currently intends to adopt the provisions of ASU 2016-09 in 2017 and does not currently expect that adoption will have a material effect on its consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230), Restricted

Cash” (“ASU 2016-18”). The amendments in this update require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts described as restricted cash or restricted cash equivalents. Amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period, and should be applied on a retrospective basis. The Company is evaluating the effect that ASU 2016-18 will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business” (“ASU 2017-01”). The amendments in this update provide guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 provides that, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar assets, the asset or group is not a business. If the above criteria are not met, ASU 2017-01 requires that to be considered a business, the asset or asset group must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The requirement to evaluate whether a market participant could replace missing elements is eliminated. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Adoption is to be applied prospectively. Early adoption is permitted under certain circumstances. The effect of ASU 2017-01 on the Company’s financial statements and related disclosures is dependent on its future business and asset acquisitions and dispositions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is associated with changes in interest rates. The interest rates and cash interest payments were substantially fixed on approximately $137.8 million, or 76%, of our total borrowings of $181.1 million, as of December 31, 2016. Our 6.25% Notes have a fixed coupon rate. The $65.0 million First Lien Term Loan of our 2015 Senior Credit Facilities bears interest of LIBOR plus 4.5% with a LIBOR floor of 1.0% and the $25.0 million Second Lien Term Loan bears interest of LIBOR plus 8.5% with a LIBOR floor of 1.0% as of December 31, 2016.

We manage a portion of our exposure to fluxuations in LIBOR and the resulting impact on interest expense and cash interest payments on our 2015 Senior Credit Facilities through the utilization of a pay-fixed, receive-floating interest rate swap designated as a cash flow hedge. As of December 31, 2016, interest expense on $42.8 million, or 50%, of the amount outstanding under the 2015 Senior Senior Credit Facilities was hedged. A hypothetical 100 basis point increase in LIBOR over the floor of 1.0% during 2016 would result in an approximately $0.4 million increase in interest expense and cash interest payments associated with the unhedged portion of the 2015 Senior Credit Facilities.

Subsequent to consummation of the refinancing transaction described above, including completion of the tender offer for our 6.25% Notes, the proportion of our cash interest payments that will be substantially fixed will differ from that described above. Under the terms of the 2017 Senior Credit Facility, we are required to hedge a portion of the variable rate interest payments under the agreement.

Liquidity Risk

Our debt, specifically its term and maturity, could have a material adverse effect on our available liquidity. See the matters described in “Item 1A, Risk Factors—Risks Relating to Our Debt.”

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934.

Based on the evaluation, our Chief Executive Officer and our Principal Financial Officer believe that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 Framework”).

Based on our evaluation using the Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which is included in “Item 8, Financial Statements and Supplementary Data” of the Annual Report on Form 10-K.

c.	Changes in Internal Control over Financial Reporting.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we have evaluated any changes in our internal controls during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other than disclosed below, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

d.	Remediation of Material Weaknesses

As disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2015, management identified material weaknesses in internal control over financial reporting relating to (i) the effective design, operation and documentation of controls over the accounting for income taxes and (ii) the design and documentation of management review controls and other controls over the accounting and presentation of complex, non-routine transactions, including controls addressing the completeness and accuracy of key assumptions and other data used in the analysis of such transactions. A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the material weaknesses identified above, management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

With the oversight of senior management and our audit committee, the accounting and finance team developed a plan to remediate the underlying causes of the material weaknesses. This plan included (i) a complete review of all controls involving significant judgment to ensure they provide the appropriate level of precision to facilitate effective management review; (ii) providing additional training to control and process owners addressing the design of effective controls and the importance of thoroughly documenting the performance of each control; (iii) the realignment of the control structure of our income tax function, including having the underlying work performed by management and the more complex review processes performed by third party consultants; and (iv) the engagement of a third-party firm to perform an independent assessment of the overall structure and environment of our internal control over financial reporting.

In the second quarter of 2016, we completed the review of all controls involving significant judgment, provided additional training to control and process owners and realigned the control structure of the income tax function. In the third quarter of 2016, the third-party assessment of the overall structure and environment of our internal control over financial reporting was completed and the results were presented to management and our audit committee. Recommendations for improving the documentation of controls and a risk assessment associated with financial reporting were provided by the third-party firm. Management, with the oversite of the audit committee, engaged a third-party firm to centralize and provide internal control over financial reporting services and assist with implementation of the recommendations referenced above. Implementation of the recommendations was completed during the third quarter of 2016. In the fourth quarter of 2016, the design, documentation and implementation of controls over the accounting for income taxes and the design and implementation of management review controls and other controls over the accounting and presentation of complex, non-routine transactions were completed. The controls were reviewed, assessed and, where available, tested by management with the assistance of the third-party firm. Based on these procedures, management has concluded that, as of December 31, 2016, the material weaknesses have been remediated.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated into this Form 10-K by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information on compensation of our directors and executive officers is incorporated into this Form 10-K by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2016, the number of securities remaining available for future issuance under equity compensation plans includes 1,682,922 shares under the Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan and 645,200 shares under the Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan.

Equity Compensation Plans	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders:
Restricted stock	3,125,610	$—	2,328,122

(1)	Outstanding rights consist of stock units without any exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to such contractual relationships is incorporated into this Form 10-K by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

Information on our audit committee’s pre-approval policy for audit services and information on our principal accounting fees and services is incorporated into this Form 10-K by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements: Our consolidated financial statements are submitted as a separate section of this Form 10-K. See “Index to Consolidated Financial Statements” which appears on page F-1.

(2)	Financial Statement Schedules: Financial statement schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	The financial statements of AWN are filed as part of this report and are listed in the Index to Consolidated Financial Statements.

(4)	Exhibits: The exhibits to this report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are exhibits of the Registrant and are incorporated herein by reference as exhibits thereto.

Exhibit No.	Exhibit	Where Located

2.1**	Stock Purchase Agreement, dated April 1, 2008, by and among the Registrant, Crest Communications Corporations, and the selling stockholders specified therein.	Exhibit 2.1 to Form 8-K (filed April 7, 2008)

2.2	Asset Purchase and Contribution Agreement, dated as of June 4, 2012, among Alaska Communications Systems Group, Inc., General Communication, Inc., ACS Wireless, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless Network, LLC, with Form of First Amended and Restated Operating Agreement of The Alaska Wireless Network, LLC among The Alaska Wireless Network, LLC, GCI Wireless Holdings, LLC, ACS Wireless, Inc., Alaska Communications Systems Group, Inc. and General Communication, Inc. attached thereto as Exhibit A (portions of this Exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	Exhibit 2.1 to Form 8-K (filed August 6, 2012)

2.3	Amendment, dated as October 1, 2012, to Asset Purchase and Contribution Agreement, dated as of June 4, 2012, among Alaska Communications Systems Group, Inc., General Communication, Inc., ACS Wireless, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless Network, LLC.	Exhibit 2.1 to Form 8-K (filed October 2, 2012)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Exhibit 3.1 to Form S-1/A File No. 333-888753 (filed November 17,1999)

3.2	Amended and Restated By-Laws of the Registrant.	Exhibit 3.1 to Form 8-K (filed January 7, 2016)

4.1	Specimen of Common Stock Certificate.	Exhibit 4.1 to Form S-1/A File No. 333-888753 (filed November 17, 1999)

4.2	Indenture, dated as of May 10, 2011, by and among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, with respect to 6.25% Convertible Notes due 2018.	Exhibit 4.1 to Form 8-K (filed May 11, 2011)

10.1*	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit 10.8 to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.2*	Form of Restricted Stock Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan.	Exhibit 10.1 to Form 10-Q (filed August 3, 2007)

10.3*	Form of Performance Share Unit Agreement.	Exhibit 99.1 to Form 8-K/A (filed June 12, 2008)

10.4*	Amendment to Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit 10.5 to Form 10-K (filed March 9, 2010)

10.5*	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit 10.9 to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.6*	Amendment to Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit 10.7 to Form 10-K (filed March 9, 2010)

10.7*	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit 10.10 to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.8*	Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan.	Appendix A to Schedule 14A (filed April 25, 2012)

10.9*	Amendment to Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit 10.9 to Form 10-K (filed March 9, 2010)

10.10	Amendment ratified on October 4, 2012, to Collective Bargaining Agreement, effective February 28, 2010, between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union No. 1547.	Exhibit 10.1 to Form 8-K (filed October 10, 2012)

10.11	Collective Bargaining Agreement, effective February 28, 2010, between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union No. 1547.	Exhibit 10.2 to Form 8-K (filed October 10, 2012)

10.12	Confirmations of Convertible Bond Hedges by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.2 to Form 8-K (filed April 14, 2008)

10.13	Confirmations of Warrant Transactions by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.3 to Form 8-K (filed April 14, 2008)

10.14	Credit Agreement, dated as of October 21, 2010, by and among Alaska Communications Systems Holdings, Inc., as Borrower, Alaska Communications Systems Group, Inc, as Parent, several banks and other financial institutions or entities, as lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Exhibit 10.1 to Form 8-K (filed October 26, 2010)

10.15	First Amendment to Credit Agreement, dated as of November 1, 2012, by and among Alaska Communications Systems Holdings, Inc., as Borrower, Alaska Communications Systems Group, Inc., as Parent, the lenders, and JPMorgan Chase Bank, N.A. as Administrative Agent.	Exhibit 10.4 to Form 10-Q (filed November 5, 2012)

10.16	Purchase Agreement, dated May 4, 2011, by and among the Company, the Guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers name therein.	Exhibit 10.1 to Form 8-K (filed May 11, 2011)

10.17*	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan Restricted Stock Unit Agreement.	Exhibit 10.1 to Form 8-K (filed July 8, 2011)

10.18*	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan Performance Stock Unit Agreement.	Exhibit 10.2 to Form 8-K (filed July 8, 2011)

10.19*	Alaska Communications Systems Group, Inc. Post-Employment Stock Incentive Award Vesting Policy.	Exhibit 10.3 to Form 8-K (filed July 8, 2011)

10.20*	Employment Arrangement between the Company and Leonard Steinberg.	Exhibit 10.1 to Form 8-K (filed January 26, 2012)

10.21*	Employment Agreement between the Company and Michael Todd.	Exhibit 10.37 to Form 10-K/A (filed September 14, 2012)

10.22*	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to Leonard Steinberg dated February 12, 2013.	Exhibit 10.31 to Form 10-K (filed March 1, 2013)

10.23*	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to Michael Todd dated February 12, 2013.	Exhibit 10.32 to Form 10-K (filed March 1, 2013)

10.24*	The Alaska Communications Systems Group, Inc. Amended and Restated 2011 Incentive Award Plan.	Exhibit 99.1 to Form S-8 File No. 333-199923 (Filed Nov 6, 2014)

10.25	The Second Amendment Agreement, dated December 23, 2014, to Credit Agreement, dated as of October 21, 2010 (as amended by the First Amendment Agreement to Credit Agreement, dated as of November 1, 2012) dated February 6, 2015.	Exhibit 10.2 to Form 8-K (filed March 5, 2015)

10.26	Purchase and Sale Agreement, dated December 4, 2014, by and between ACS, GCI, ACS Wireless, GCI Wireless, and AWN.	Exhibit 10.1 to Form 8-K (filed March 5, 2015)

10.27*	Employment Agreement between Alaska Communications Systems Group, Inc. and Anand Vadapalli entered into on August 5, 2015.	Exhibit 10.1 to Form 8-K (filed August 7, 2015)

10.28*	Employment arrangement between Alaska Communications Systems Group, Inc. and Laurie Butcher.	Exhibit 10.1 to Form 8-K (filed November 5, 2015)

10.29*	The Alaska Communications Systems Group, Inc. 2015 Officer Severance Policy.	Exhibit 10.2 to Form 8-K (filed November 5, 2015)

10.30	Credit Agreement, dated as of September 14, 2015, by and among Alaska Communications Systems Holdings, Inc. as the Borrower, and CoBank, ACB, as Administrative Agent, and ING Capital LLC, as Syndication Agent, the lenders.	Exhibit 10.1 to Form 8-K (filed November 5, 2015)

10.31	Second Lien Credit Agreement, dated as of September 14, 2015, by and among Alaska Communications Systems Holdings, Inc. as the Borrower, and Crystal Financial LLC, as Administrative Agent and the lender.	Exhibit 10.2 to Form 8-K (filed November 5, 2015)

10.32*	2015 Alaska Communications Systems Group, Inc. Non-Employee Director Compensation and Reimbursement Policy.	Exhibit 10.1 to Form 10-Q (filed May 9, 2016)

10.33	Credit Agreement, dated as of March 13, 2017, by and among Alaska Communications, as the borrower, the Company and certain of its direct and indirect subsidiaries, as guarantors, ING Capital LLC, as administrative agent, and the lenders party thereto.	Exhibit 10.1 to Form 8-K (filed March 15, 2017)

16.1	Letter from KPMG LLP to the Securities and Exchange Commission dated April 4, 2016.	Exhibit 16.1 to Form 8-K (filed April 5, 2016)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Moss Adams LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.	Filed herewith

23.2	Consent of KPMG LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.	Filed herewith

23.3	Consent of Grant Thornton LLP relating to the audited financial statements of The Alaska Wireless Network, LLC	Filed herewith

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment of certain portions of this exhibit has been granted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2017	Alaska Communications Systems Group, Inc.

	By:	/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anand Vadapalli Anand Vadapalli	President and Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2017

/s/ Laurie Butcher Laurie Butcher	Senior Vice President of Finance (Principal Financial and Accounting Officer)	March 16, 2017

/s/ Edward J. Hayes, Jr. Edward J. Hayes, Jr.	Chairman of the Board of Directors	March 16, 2017

/s/ Margaret L. Brown Margaret L. Brown	Director	March 16, 2017

/s/ David W. Karp David W. Karp	Director	March 16, 2017

/s/ Peter D. Ley Peter D. Ley	Director	March 16, 2017

/s/ Brian A. Ross Brian A. Ross	Director	March 16, 2017

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alaska Communications Systems Group, Inc.

We have audited the accompanying consolidated balance sheet of Alaska Communications Systems Group, Inc. (the “Company”) as of December 31, 2016, and the related consolidated statements of comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alaska Communications Systems Group, Inc. as of December 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alaska Communications Systems Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2017, expressed an unqualified opinion thereon.

/s/ Moss Adams LLP
Spokane, Washington
March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alaska Communications Systems Group, Inc.

We have audited Alaska Communications Systems Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Alaska Communications Systems Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alaska Communications Systems Group, Inc. as of December 31, 2016, and the consolidated statements of comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year then ended, and our report dated March 16, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams LLP
Spokane, Washington
March 16, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alaska Communications Systems Group, Inc.:

We have audited the accompanying consolidated balance sheet of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alaska Communications Systems Group, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

Anchorage, Alaska

March 28, 2016

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Balance Sheets

December 31, 2016 and 2015

(In Thousands, Except Per Share Amounts)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$21,228	$36,001
Restricted cash	1,917	1,824
Accounts receivable, net	25,062	25,225
Materials and supplies	4,917	4,674
Prepayments and other current assets	5,995	8,068

Total current assets	59,119	75,792

Property, plant and equipment	1,349,899	1,337,098
Less: accumulated depreciation and amortization	(983,050)	(967,776)

Property, plant and equipment, net	366,849	369,322

Deferred income taxes	14,718	16,660
Other assets	1,674	1,827

Total assets	$442,360	$463,601

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$1,973	$3,671
Accounts payable, accrued and other current liabilities	38,180	51,275
Advance billings and customer deposits	4,167	4,513

Total current liabilities	44,320	59,459

Long-term obligations, net of current portion	177,626	185,018
Other long-term liabilities, net of current portion	61,538	65,265

Total liabilities	283,484	309,742

Commitments and contingencies
Alaska Communications stockholders’ equity:
Common stock, $0.01 par value; 145,000 authorized; 51,477 and 50,530 issued and outstanding at December 31, 2016 and 2015, respectively	515	505
Additional paid in capital	159,474	156,971
Retained earnings (accumulated deficit)	752	(1,634)
Accumulated other comprehensive loss	(2,910)	(3,086)

Total Alaska Communications stockholders’ equity	157,831	152,756
Noncontrolling interest	1,045	1,103

Total stockholders’ equity	158,876	153,859

Total liabilities and stockholders’ equity	$442,360	$463,601

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

	2016	2015	2014
Operating revenues:
Operating revenues, non-affiliates	$226,866	$232,242	$307,917
Operating revenues, affiliates	—	575	6,946

Total operating revenues	226,866	232,817	314,863

Operating expenses:
Cost of services and sales (excluding depreciation and amortization), non-affiliates	102,137	107,162	123,854
Cost of services and sales (excluding depreciation and amortization), affiliates	—	4,961	57,116
Selling, general and administrative	70,209	88,389	101,398
Depreciation and amortization	34,690	33,867	32,583
Loss (gain) on disposal of assets, net	321	(46,252)	126
Loss on impairment of goodwill	—	—	5,986
Earnings from equity method investments	—	(3,056)	(35,960)

Total operating expenses	207,357	185,071	285,103

Operating income	19,509	47,746	29,760

Other income and (expense):
Interest expense	(15,447)	(19,841)	(34,410)
Loss on extinguishment of debt	(336)	(4,878)	—
Interest income	26	58	83

Total other income and (expense)	(15,757)	(24,661)	(34,327)

Income (loss) before income tax (expense) benefit	3,752	23,085	(4,567)

Income tax (expense) benefit	(1,499)	(10,200)	1,787

Net income (loss)	2,253	12,885	(2,780)

Less net loss attributable to noncontrolling interest	(133)	(69)	—

Net income (loss) attributable to Alaska Communications	2,386	12,954	(2,780)

Other comprehensive income (loss):
Minimum pension liability adjustment	(294)	(7)	(2,829)
Income tax effect	118	3	1,162
Amortization of defined benefit plan loss	662	936	451
Income tax effect	(272)	(382)	(185)
Interest rate swap marked to fair value	(170)	600	1,543
Income tax effect	70	(245)	(634)
Reclassification of loss on interest rate swaps	106	1,970	1,613
Income tax effect	(44)	(810)	(663)

Total other comprehensive income	176	2,065	458

Total comprehensive income (loss) attributable to Alaska Communications	2,562	15,019	(2,322)

Net loss attributable to noncontrolling interest	(133)	(69)	—
Total other comprehensive income attributable to noncontrolling interest	—	—	—

Total comprehensive loss attributable to noncontrolling interest	(133)	(69)	—

Total comprehensive income (loss)	$2,429	$14,950	$(2,322)

Net income (loss) per share attributable to Alaska Communications:
Basic	$0.05	$0.26	$(0.06)

Diluted	$0.05	$0.25	$(0.06)

Weighted average shares outstanding:
Basic	51,169	50,247	49,334

Diluted	52,188	51,368	49,334

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

	Alaska Communications Stockholders’ Equity
	Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Stockholders’ Equity (Deficit)

Balance at December 31, 2013	48,680	$487	$152,193	$(11,808)	$(5,609)	$—	$135,263

Total comprehensive (loss) income	—	—	—	(2,780)	458	—	(2,322)

Stock compensation	—	—	2,511	—	—	—	2,511

Surrender of shares to cover minimum withholding taxes on stock-based compensation	—	—	(593)	—	—	—	(593)

Issuance of common stock, pursuant to stock plans, $.01 par	980	10	257	—	—	—	267

Balance at December 31, 2014	49,660	497	154,368	(14,588)	(5,151)	—	135,126

Total comprehensive income (loss)	—	—	—	12,954	2,065	(69)	14,950

Stock compensation	—	—	2,008	—	—	—	2,008

Excess tax benefit from share-based payments	—	—	733	—	—	—	733

Surrender of shares to cover minimum withholding taxes on stock-based compensation	—	—	(408)	—	—	—	(408)

Issuance of common stock, pursuant to stock plans, $.01 par	870	8	270	—	—	—	278

Contributions from noncontrolling interest	—	—	—	—	—	1,172	1,172

Balance at December 31, 2015	50,530	505	156,971	(1,634)	(3,086)	1,103	153,859

Total comprehensive income (loss)	—	—	—	2,386	176	(133)	2,429

Stock compensation	—	—	2,830	—	—	—	2,830

Extinguishment of convertible note options	—	—	(61)	—	—	—	(61)

Excess tax expense from share-based payments	—	—	(47)	—	—	—	(47)

Surrender of shares to cover minimum withholding taxes on stock-based compensation	—	—	(476)	—	—	—	(476)

Issuance of common stock, pursuant to stock plans, $.01 par	947	10	257	—	—	—	267

Contributions from noncontrolling interest	—	—	—	—	—	75	75

Balance at December 31, 2016	51,477	$515	$159,474	$752	$(2,910)	$1,045	$158,876

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2016, 2015 and 2014

(In Thousands)

	2016	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$2,253	$12,885	$(2,780)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,690	33,867	32,583
Gain on wireless sale	—	(48,232)	—
Loss on the disposal of assets	321	1,980	126
Loss on impairment of goodwill	—	—	5,986
Gain on ineffective hedge adjustment	—	(737)	(273)
Amortization of debt issuance costs and debt discount	4,046	4,114	5,104
Amortization of ineffective hedge	—	1,970	1,613
Loss on extinguishment of debt	336	4,878	—
Amortization of deferred capacity revenue	(3,436)	(3,011)	(3,795)
Stock-based compensation	2,830	2,008	2,511
Deferred income tax expense (benefit)	1,855	4,883	(2,047)
Charge for uncollectible accounts	378	1,258	3,329
Cash distribution from equity method investments	—	3,056	35,960
Earnings from equity method investments	—	(3,056)	(35,960)
Other non-cash expense, net	621	934	431
Income taxes payable	(514)	(351)	—
Changes in operating assets and liabilities	(6,127)	(3,865)	8,381

Net cash provided by operating activities	37,253	12,581	51,169

Cash Flows from Investing Activities:
Capital expenditures	(30,920)	(50,914)	(46,423)
Capitalized interest	(1,077)	(1,558)	(2,810)
Change in unsettled capital expenditures	(8,304)	3,995	(2,003)
Cash received in the acquisition of a business	—	—	68
Proceeds on wireless sale	—	285,160	—
Proceeds on sale of assets	2,664	3,140	136
Return of capital from equity investment	—	1,875	14,073
Net change in restricted cash	(93)	(1,357)	—

Net cash (used) provided by investing activities	(37,730)	240,341	(36,959)

Cash Flows from Financing Activities:
Repayments of long-term debt	(13,421)	(333,961)	(24,419)
Proceeds from the issuance of long-term debt	—	90,061	—
Debt issuance costs	(544)	(4,901)	—
Cash paid for debt extinguishment	(150)	(391)	—
Cash paid in acquisition of business	—	(291)	(795)
Cash proceeds from noncontrolling interest	75	250	—
Payment of withholding taxes on stock-based compensation	(476)	(408)	(593)
Excess tax (expense) benefit from share-based payments	(47)	733	—
Proceeds from the issuance of common stock	267	278	267

Net cash used by financing activities	(14,296)	(248,630)	(25,540)

Change in cash and cash equivalents	(14,773)	4,292	(11,330)
Cash and cash equivalents, beginning of period	36,001	31,709	43,039

Cash and cash equivalents, end of period	$21,228	$36,001	$31,709

Supplemental Cash Flow Data:
Interest paid	$12,608	$16,101	$31,562
Income taxes paid, net	$205	$4,936	$260

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Alaska Communications Systems Group, Inc. (“we”, “our “, “us”, the “Company”, “ACS” or “Alaska Communications”), a Delaware corporation, through its operating subsidiaries, provides integrated communication services and managed information technology (“IT”) services to business, wholesale and consumer customers in the state of Alaska and beyond using its statewide and interstate telecommunications network.

The accompanying consolidated financial statements are as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014. They represent the consolidated financial position, results of operations and cash flows of Alaska Communications and the following wholly-owned subsidiaries:

•	Alaska Communications Systems Holdings, Inc. (“ACS Holdings”)

•	ACS of Alaska, LLC (“ACSAK”)

•	ACS of the Northland, LLC (“ACSN”)

•	ACS of Fairbanks, LLC (“ACSF”)

•	ACS of Anchorage, LLC (“ACSA”)

•	ACS Wireless, Inc. (“ACSW”)

•	ACS Long Distance, LLC (“ACSLD”)

•	ACS Internet, LLC (“ACSI”)

•	ACS Messaging, Inc. (“ACSM”)

•	ACS Cable Systems, LLC (“ACSC”)
•	Crest Communications Corporation

•	WCI Cable, Inc.

•	WCI Hillsboro, LLC

•	Alaska Northstar Communications, LLC

•	WCI Lightpoint, LLC

•	WorldNet Communications, Inc.

•	Alaska Fiber Star, LLC

•	TekMate, LLC (“TekMate”)

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

Basis of Presentation

The consolidated financial statements and notes include all accounts and subsidiaries of the Company in which it maintains a controlling financial interest. Intercompany accounts and transactions have been eliminated. Investments in entities where the Company is able to exercise significant influence, but not control, are accounted for by the equity method. For transactions with entities accounted for under the equity method, any intercompany profits on amounts still remaining are eliminated. Amounts originating from any deferral of intercompany profits are recorded within either the Company’s investment account or the account balance to which the transaction specifically relates (e.g., construction of fixed assets). Only upon settlement of the intercompany transaction with a third party is the deferral of the intercompany profit recognized by the Company. The Company has consolidated the financial results of the joint venture with QHL based on its determination that, for accounting purposes, it holds a controlling financial interest in the joint venture and is the primary beneficiary of this variable interest entity. The Company has accounted for and reported QHL’s 50% ownership interest in the joint venture as a noncontrolling interest. See Note 3 “Joint Venture” for additional information. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable and long-lived assets, the value of derivative instruments, deferred capacity revenue, legal

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

contingencies, stock-based compensation and income taxes. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes is reasonable under the circumstances. Assumptions are adjusted as facts and circumstances dictate. More volatile capital markets, uncertainty on interest rates, and the continuation of low crude oil pricing have combined to increase the uncertainty in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ significantly from those estimates. Changes in those estimates will be reflected in the financial statements of future periods.

Cash and Cash Equivalents

For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company generally considers all highly liquid investments with a maturity at acquisition of three months or less to be cash equivalents.

Restricted Cash

Restricted cash as of December 31, 2016 consists of $1,917 held in certificates of deposits as required under the terms of certain contracts to which the Company is a party. When the restrictions are lifted, the Company will transfer these funds into its operating accounts.

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

Exit Obligations

In connection with the decision to sell its wireless operations, the Company incurred certain costs associated with the wind-down of its retail wireless operations that met the criteria for reporting as exit obligations. These costs were incurred in the fourth quarter of 2014 through 2015, and settlement of the liabilities was completed in 2016. The accounting policies for these costs were as follows:

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

•	Employee termination costs associated with reductions in retail stores, contact center, and other support organizations, and termination costs associated with synergies and future cost reductions resulting from the Company becoming a more focused broadband and managed IT services company were accrued equal to the payout amount, undiscounted due to the short duration, and amortized over the remaining required service period. These termination benefits included costs accounted for under both Accounting Standards Codification (“ASC”) 420, “Exit or Disposal Costs Obligations” (“ASC 420”) and ASC 712, “Compensation – Nonretirement Postemployment Benefits” (“ASC 712”).

•	Contract termination costs were accrued for retail store leases and a software contract where we incurred a charge to terminate the contract prior to their stated maturity. These costs were measured equal to the actual cost to terminate the contract and were recognized at the date the contract was terminated.

•	For retail store leases that were vacated, the costs were measured equal to the fair value of the remaining lease payments and recognized when the Company had ceased to use the property.

•	Costs associated with marking wireless handset and accessory inventory held for sale to fair value were expensed in the fourth quarter of 2014 and are included in “Cost of services and sales (excluding depreciation and amortization), non-affiliates” in the Company’s Consolidated Statement of Comprehensive Income (Loss).

•	Other associated costs that met the criteria of an exit activity were accrued when incurred.

Property, Plant and Equipment

Telephone property, plant and equipment are stated at historical cost of construction including certain capitalized overhead and interest charges. Renewals and betterments of telephone plant are capitalized, while repairs and renewals of minor items are charged to cost of services and sales (excluding depreciation and amortization) as incurred. The Company uses a group composite depreciation method in accordance with industry practice. Under this method, telephone plant, with the exception of land and capital leases, retired in the ordinary course of business, less salvage, is charged to accumulated depreciation with no gain or loss recognized. Non-telephone plant is stated at historical cost including certain capitalized overhead and interest charges, and when sold or retired, a gain or loss is recognized. Depreciation of property is provided on the straight-line method over estimated service lives ranging from 3 to 50 years.

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

Asset Retirement Obligations

The Company records liabilities for obligations related to the retirement and removal of long-lived assets, consisting primarily of batteries and operating leases. The Company records, as liabilities, the estimated fair value of asset retirement obligations on a discounted cash flow basis when incurred, which is typically at the time the asset is installed or acquired. The obligations are conditional on the occurrence of future events. Uncertainty about the timing or settlement of the obligation is factored into the measurement of the liability. Amounts recorded for the related assets are increased by the amount of these obligations. Over time, the liabilities increase due to the change in their present value, the potential changes in assumptions or inputs, and the initial capitalized assets decline as they are depreciated over the useful life of the related assets. The liabilities are extinguished when the asset is taken out of service.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Indefeasible Rights of Use

Indefeasible rights of use (“IRU”) consist of agreements between the Company and a third party whereby one party grants access to a portion of its fiber network to the other party, or receives access to a portion of the fiber network of the other party. The access may consist of individually specified fibers or a specified number of fibers on the network. Certain of the Company’s IRU agreements consist of like kind exchanges for which the value of the access given up is determined to be equal to the value of the access received. Cash may or may not be exchanged depending on the terms of the agreement. For IRU agreements in which an equal amount of cash is received and paid and the transaction is determined to not have commercial substance, revenue and expense is not recognized in connection with the cash exchanged. For IRU agreements that are not like kind exchanges and for which the Company receives or pays cash, revenue and expense are recognized over the term of the agreement.

Non-operating Assets

The Company periodically evaluates the fair value of its non-current investments and other non-operating assets against their carrying value whenever market conditions indicate a change in that fair value. Any changes relating to declines in the fair value of non-operating assets are charged to non-operating expense in the Consolidated Statements of Comprehensive Income (Loss).

Variable Interest Entities

The Company’s ownership interest in ACS-Quintillion JV, LLC is a variable interest entity as defined in ASC 810, “Consolidation.” The Company consolidated the financial results of this entity based on its determination that, for accounting purposes, it holds a controlling financial interest in, and is the primary beneficiary of, the entity. The Company has accounted for and reported the interest of this entity’s other owner as a noncontrolling interest. See Note 3 “Joint Venture” for additional information.

Equity Method of Accounting

Investments in entities where the Company is able to exercise significant influence, but not control, are accounted for by the equity method. Under this method, equity investments are carried at acquisition cost, increased by the Company’s proportionate share of the investee’s comprehensive income, and decreased by the investee’s comprehensive losses up to our proportional ownership interest and cash distributions. The Company evaluates its investments in equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. At December 31, 2016 and 2015, the Company had no equity method investments.

Deferred Capacity Revenue

Deferred capacity liabilities are established for usage rights on the Company’s network provided to third parties. They are established at fair value and amortized to revenue on a straight line basis over the contractual life of the relevant contract. These liabilities include a deferred capacity revenue liability for future services to be provided to General Communications, Inc. (“GCI”) which is amortized over the contract life of up to 30 years.

Goodwill

The carrying value of the Company’s goodwill, net of accumulated impairment, was zero at December 31, 2016 and 2015. See Note 9 “Goodwill and Other Intangible Assets” for additional information. Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate potential impairment. The Company may first assess qualitative factors to determine whether it is more-likely-than-not that the carrying value of its single reporting unit exceeds its fair value. If this assessment indicates that it is more-likely-than-not that the carrying value of the reporting unit exceeds its fair value, a two-step quantitative assessment will be completed. The first step consists of comparing the carrying value of the reporting unit with its estimated fair value. The Company determines the estimated fair value of its reporting unit utilizing a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future cash flows, both future short-term and long-term growth rates and the estimated cost of capital for purposes of determining a discount factor. If the carrying value of the reporting unit exceeds its estimated fair value, the Company will determine the implied fair value of its goodwill and an impairment loss will be recognized to the extent the carrying value of goodwill exceeds the implied fair value.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-lived Asset Impairment

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company will compare the undiscounted cash flows expected to be generated by that asset to its carrying amount. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals. Impairment is displayed under the caption “Operating expenses” in the Company’s Consolidated Statements of Comprehensive Income (Loss).

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

Preferred Stock

The Company has 5,000 shares of $0.01 par value preferred stock authorized, none of which were issued or outstanding at December 31, 2016 and 2015.

Revenue Recognition

Substantially all recurring non-usage sensitive service revenues are billed one month in advance and are deferred until earned. Non-recurring and usage sensitive revenues are billed in arrears and are recognized when earned. Revenue is recognized on the sale of equipment upon acceptance by the customer. Certain of the Company’s bundled products and services have been determined to be revenue arrangements with multiple deliverables. Total consideration received in these arrangements is allocated and measured using units of accounting within the arrangement based on the relative selling price. Prior to February 2, 2015, wireless offerings included wireless devices and service contracts sold together in the Company’s stores and agent locations. The revenue for the device and accessories associated with these direct and indirect sales channels were recognized at the time the related wireless device was sold and was classified as equipment sales. Monthly service revenue from the majority of the Company’s customer base is recognized as services are rendered. Revenue earned from the Company’s wireless Lifeline customer base was less certain and was therefore recognized on the cash basis as payments were received.

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

As of December 31, 2016, approximately 56% of the Company’s employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). The Master Collective Bargaining Agreement (“CBA”) between the Company and the IBEW expired on December 31, 2016. As of the date of this report, negotiations for a new agreement are continuing, and the parties will operate under the terms of the prior agreement until a new contract is in place. The CBA provides the terms and conditions of employment for all IBEW represented employees working for the Company in the state of Alaska and has significant economic impacts on the Company as it relates to wage and benefit costs and work rules that affect our ability to provide superior service to our customers. The Company considered relations with the IBEW to be stable in 2016; however, any deterioration in the relationship with the IBEW would have a negative impact on the Company’s operations.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company provides voice, broadband and managed IT services to its customers throughout Alaska. Accordingly, the Company’s financial performance is directly influenced by the competitive environment in Alaska, and by economic factors specifically in Alaska. The most significant economic factor is the level of Alaskan oil production and the per barrel price of relevant crude oil. A significant majority of the state’s unrestricted revenue comes from taxes assessed upon the production of this resource, and the price of crude oil impacts the level of investment by resource development companies. The drop in crude oil prices during the past three years has resulted in the State of Alaska reducing its spending, which is having a dampening impact on the overall state economy, including declining employment levels in 2016. Other important factors influencing the Alaskan economy include the level of tourism, government spending, and the movement of United States military personnel. Any further deterioration in these factors, particularly over a sustained period of time, would likely have a negative impact on the Company’s performance.

As an entity that relies on the Federal Communications Commission (“FCC”) and state regulatory agencies to provide stable funding sources to provide services in high cost areas, the Company is also impacted by any changes in regulations or future funding mechanisms that are being established by these regulatory agencies. In 2016, 9% of the Company’s total revenues were derived from high cost support.

Additionally, the Company considers the vulnerabilities of its network and IT systems to various cyber threats. While the Company has implemented several mitigating policies, technological safeguards and some insurance coverage, it is not possible to prevent every possible threat to its network and IT systems from deliberate cyber related attacks.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense totaled $3,460, $4,065 and $4,741 in 2016, 2015 and 2014, respectively and is included in “Selling, general and administrative expense” in the Company’s Consolidated Statements of Comprehensive Income (Loss).

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

Years Ended December 31, 2016, 2015 and 2014

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

Dividend Policy

The Company’s dividend policy is set by the Company’s Board of Directors and is subject to the terms of its 2015 Senior Credit Facilities and the continued current and future performance and liquidity needs of the Company. Dividends on the Company’s common stock are not cumulative to the extent they are declared. The Board has not authorized the payment of a dividend since 2012, and has not updated its dividend policy. Effective in the first quarter of 2017, the Company’s dividend policy is subject to the terms of its new senior credit facility. See Note 22 “Subsequent Events.”

Share-based Payments

Restricted Stock Units (“RSUs”)

The Company determines the fair value of RSUs based on the number of shares granted and the quoted closing market price of the Company’s common stock on the date of grant, discounted for estimated dividend payments that do not accrue to the employee during the vesting period. Compensation expense is recognized over the vesting period and adjustments are charged or credited to expense. RSUs are granted under the Company’s 2011 Incentive Award Plan.

Performance Share Units (“PSUs”)

The Company measures the fair value of each new PSU at the grant date. Adjustments each reporting period are based on changes to the expected achievement of the performance goals or if the PSUs otherwise vest, expire, or are determined by the Compensation Committee of the Company’s Board of Directors to be unlikely to vest prior to expiration. Adjustments are charged or credited to expense. Compensation expense is recorded over the expected performance period. PSUs are granted under the Company’s 2011 Incentive Award Plan.

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

Years Ended December 31, 2016, 2015 and 2014

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

Defined Benefit Plan

The ACS Retirement Plan, which is the Company’s sole single-employer defined benefit plan and covers a limited number of employees previously employed by a predecessor to one of our subsidiaries, is frozen. The Company recognizes the under-funded status of this plan as a liability on its balance sheet and recognizes changes in the funded status in the year in which the changes occur. The ACS Retirement Plan’s accumulated benefit obligation is the actuarial present value, as of the Company’s December 31 measurement date, of all benefits attributed by the pension benefit formula. The amount of benefits to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees or survivors and average years of service rendered. It is measured based on assumptions concerning future interest rates and future employee compensation levels. Unrecognized prior service credits and costs and net actuarial gains and losses are recognized as a component of other comprehensive income (loss), net of tax.

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

Recently Adopted Accounting Pronouncements

In the first quarter of 2016, the Company adopted Accountings Standards Update (“ASU”) No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. As provided by ASU 2015-05, the Company adopted the update prospectively to all arrangements entered into or materially modified beginning in 2016. Adoption of ASU 2015-05 did not have a material effect on the Company’s consolidated financial statements and related disclosures in the fiscal year ended December 31, 2016.

Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 require that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU 2014-09 from annual periods beginning after December 15, 2016 to annual periods beginning after December 15, 2017. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing” (“ASU 2016-10”). This update provides further guidance on two aspects of Topic 606: (i) identifying performance obligations; and (ii) implementation of licensing guidance. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Expedients” (“ASU 2016-12”). This update (i) clarifies the objective of the collectability criterion; (ii) permits an entity to exclude amounts collected from customers for all sales and other similar taxes from the transaction price; (iii) specifies that the measurement date for noncash consideration is contract inception; (iv) provides a practical expedient for addressing contract modifications; (v) clarifies the definition of a completed contract for transition purposes; and (vi) clarifies certain retrospective adoption guidance. In December 2016, the FASB issued ASU No. 2016-20, “Revenue from Contracts with Customers (Topic 606), Technical Corrections and Improvements” (“ASU 2016-20”). This update clarifies or corrects the application of certain aspects of Topic 606 including: (i) impairment testing of contract costs; (ii) disclosure of remaining performance obligations; and (iii) disclosure of revenue recognized from performance obligations satisfied in previous periods. ASU 2016-10, ASU 2016-12 and ASU 2016-20 do not change the core principles of the guidance in Topic 606. Adoption of the new standard is to be applied on a full retrospective basis or modified retrospective basis. The Company’s assessment of ASU 2014-09 and subsequent updates is ongoing and is currently expected to be completed during the second or third quarter of 2017. This assessment includes determining the effect of the new standard on the Company’s financial statements, accounting systems, business processes, and internal controls. The Company has not yet finalized its assessment of the impact of the new standard on its recognition of revenue. It is currently expected that adoption of the new standard will result in the deferral of certain contract costs, including certain sales commissions, which are currently expensed as incurred. Such deferred costs will be amortized over the period that the associated revenue is recognized. Implementation of required changes to the Company’s accounting systems, business processes and internal controls will commence upon completion of the assessment. The Company will adopt ASU 2014-09 effective January 1, 2018 and has not yet selected an adoption method.

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

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates; and (vii) cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Adoption will be applied prospectively, retrospectively or using a modified retrospective method as required by the specific provisions. The Company will adopt the provisions of ASU 2016-09 in 2017 and does not currently expect that adoption will have a material effect on its consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash” (“ASU 2016-18”). The amendments in this update require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts described as restricted cash or restricted cash equivalents. Amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period, and should be applied on a retrospective basis. The Company is evaluating the effect that ASU 2016-18 will have on its consolidated financial statements and related disclosures.

2.	SALE OF WIRELESS OPERATIONS

On December 4, 2014, the Company entered into a Purchase and Sale Agreement to sell to GCI, ACSW’s interest in the Alaska Wireless Network (“AWN”) and substantially all the assets and subscribers used primarily in the wireless business of Alaska Communications and its affiliates (the “Acquired Assets”) (the “Wireless Sale”).

The Acquired Assets included, without limitation, all the equity interests of AWN owned or held by ACSW, substantially all of Alaska Communication’s wireless subscriber assets, including subscriber contracts, and certain network assets at predetermined demarcation points to the cell site locations, including certain fiber strands and associated cell site electronics and microwave facilities and associated electronics. This transaction also includes a capacity agreement with GCI whereby Alaska Communications provides certain capacity from the predetermined demarcation points to a central switch location and, if required, to points outside of Alaska.

The transaction was completed on February 2, 2015, subject to resolution of potential additional purchase price adjustments. After final resolution in the third quarter of 2015 (as described below) of adjustments for certain working capital assets and liabilities, minimum subscriber levels, preferred distributions and other adjustments totaling $14,840, cash proceeds on the sale were $285,160, of which $240,472 was used to pay down the Company’s 2010 Senior Secured Credit Facility (“2010 Senior Credit Facility”). The Company recorded a gain before income tax of $48,232 in the year ended December 31, 2015.

The two companies entered into a service transition plan in which Alaska Communications continued to provide certain retail and back office services to its previous wireless customers for an interim period, which was

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

2.	SALE OF WIRELESS OPERATIONS (Continued)

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

As part of the transaction, the Company initiated a plan to sell certain assets associated with realigning operations. These assets included certain handset inventory, which was sold, and retail store leases which were actively marketed for sale to third parties. Upon completion of the service transition plan, the Company accelerated its plan to achieve cost savings related to the wind-down of the wireless business and from the synergies derived from becoming a more focused broadband and managed IT services company. Exit from all retail store locations and the achievement of key cost savings were completed in 2015.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

2.	SALE OF WIRELESS OPERATIONS (Continued)

•	The remaining Deferred AWN capacity revenue, which was created during the AWN transaction in 2013 and was being amortized over the 20-year contract life, was removed. This capacity had a carrying value of $59,672 on February 2, 2015. It was replaced with a new service obligation in the amount of $41,287 which was recorded at the estimated fair value of the services to be provided to GCI in the future and will be amortized over the new contract life of up to 30 years.

•	On February 2, 2015, the Company’s 2010 Senior Credit Facility was amended resulting in $240,472 in principal payments and the write-off of associated debt discount and debt issuance costs of $721 and $1,907, respectively, in 2015. For additional information on this amendment, see Note 11 “Long-term Obligations.”

•	Current deferred tax assets of $84,233 representing Federal and state net operating loss carry forwards and state alternative minimum tax credit carry forwards, and non-current deferred tax liabilities of $70,577 related to the Company’s investment in AWN reversed in 2015 as a result of the Wireless Sale.

In connection with its decision to sell its wireless operations, the Company incurred a number of transaction related and wind-down costs throughout 2015. In addition, costs were incurred in connection with plans associated with synergies and future cost reductions resulting from the Company becoming a more focused broadband and managed IT services company. The costs incurred for wind-down and synergy activities include those associated with workforce reductions, termination of retail store and other contracts, and other associated obligations that meet the criteria for reporting as exit obligations under ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”). The Company also incurred costs associated with termination benefits accounted for under ASC 712, “Compensation – Nonretirement Postemployment Benefits” (“ASC 712”). Significant wind-down costs included contract termination costs associated with retail store leases. These obligations included costs associated with the disposal of capital lease assets and liabilities and costs to vacate operating leases which had a remaining term of approximately 11 years and a remaining contract value of $2,797 at February 2, 2015. Exit from these leases was complete as of December 31, 2015. Transaction costs included legal, debt amendment, accounting and other costs necessary to consummate the transaction. The Company incurred costs totaling $13,272 in 2015 associated with the transaction and wind-down activities. These costs included exit costs of $10,745 presented in the table below and transaction and certain transition costs totaling $2,527. Of the $13,272, $4,893 was recorded to “Cost of services and sales (excluding depreciation and amortization), non-affiliates” and $8,379 was recorded to “Selling, general and administrative” in the Company’s Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes the Company’s obligations for exit activities, including costs accounted for under both ASC 420 and ASC 712, as of and for the years ended December 31, 2016, 2015 and 2014:

	Labor Obligations	Contract Terminations	Other Associated Obligations	Total
Balance at December 31, 2013	$—	$—	$—	$—
Charged to expense	490	—	634	1,124
Paid and/or settled	—	—	(634)	(634)

Balance at December 31, 2014	490	—	—	490
Charged to expense	6,485	3,966	294	10,745
Paid and/or settled	(5,752)	(3,966)	(294)	(10,012)

Balance at December 31, 2015	1,223	—	—	1,223
Credited to expense	(93)	—	—	(93)
Paid and/or settled	(1,130)	—	—	(1,130)

Balance at December 31, 2016	$—	$—	$—	$—

The exit liability is included in “Accounts payable, accrued and other current liabilities” on the Company’s Consolidated Balance Sheet.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

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

Transactions with QHL

The Company sold certain fiber strands from the Fiber Optic System to QHL for $5,300, $2,650 of which was paid by QHL at closing and the balance of which was paid on March 31, 2016. The Company and QHL also exchanged 30 year IRU agreements.

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

The table below provides certain financial information about the Joint Venture included on the Company’s consolidated balance sheet at December 31, 2016 and 2015. Cash may be utilized only to settle obligations of the Joint Venture. Because the Joint Venture is an LLC, its creditors do not have recourse to the general credit

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

3.	JOINT VENTURE (Continued)

of the Company. Property, plant and equipment, net, at December 31, 2016 reflects a $461 reduction associated with the capacity granted to the Company in connection with the amendment to the operating agreement discussed above.

	2016	2015
Cash	$67	$359
Property, plant and equipment, net of accumulated depreciation of $112 and $26	$2,029	$2,278

The operating results and cash flows of the Joint Venture in the years 2016 and 2015 were not material to the Company’s consolidated financial results.

4.	ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at December 31, 2016 and 2015:

	2016	2015
Retail customers	$17,511	$16,986
Wholesale carriers	4,293	3,391
Other	4,373	6,541

	26,177	26,918
Less: allowance for doubtful accounts	(1,115)	(1,693)

Accounts receivable, net	$25,062	$25,225

Allowance for doubtful accounts consists of the following at December 31, 2016, 2015 and 2014.

	2016	2015	2014
Balance at January 1	$1,693	$2,338	$6,193
Provision for uncollectible accounts	378	1,258	3,329
Charged to other accounts	(13)	8	(2)
Deductions	(943)	(1,911)	(7,182)

Balance at December 31	$1,115	$1,693	$2,338

5.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities consist of the following at December 31, 2016 and 2015:

	2016	2015
Accrued payroll, benefits, and related liabilities	$14,395	$17,362
Accounts payable - trade	13,782	16,057
Note payable, non-interest bearing, due 2016	—	5,500
Deferred capacity and other revenue	4,502	4,292
Other	5,501	8,064

	$38,180	$51,275

Advance billings and customer deposits consist of the following at December 31, 2016 and 2015:

	2016	2015
Advance billings	$4,136	$4,482
Customer deposits	31	31

	$4,167	$4,513

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

6.	EQUITY METHOD INVESTMENTS

The Company had no equity method investments at December 31, 2016 and 2015. See Note 2 “Sale of Wireless Operations” for information about the Company’s sale of its ownership interest in AWN on February 2, 2015.

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

The following table represents the fair value of the assets acquired and liabilities assumed on January 31, 2014:

Current assets	$1,020
Non-current assets	$370
Current liabilities	$467
Non-current liabilities	$247
Equity	$676

Goodwill on the acquisition, which is 100% deductible for tax purposes, was as follows:

Consideration provided (including fair value of contingent consideration)	$1,181
Fair value of equity method investment	831

Total consideration	2,012

Fair value of assets acquired	1,390
Fair value of liabilities assumed	(714)

Total net assets	676

Goodwill	$1,336

In the fourth quarter of 2014, the Company determined that its goodwill, including that recorded in connection with the acquisition of TekMate, was fully impaired and recorded an impairment charge totaling $5,986. See Note 9 “Goodwill and Other Intangible Assets.”

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

6.	EQUITY METHOD INVESTMENTS (Continued)

At the closing, the parties entered into the First Amended and Restated Operating Agreement of The Alaska Wireless Network, LLC (the “Operating Agreement”) and other related agreements which governed the ongoing relationship among the parties. Under the terms of the Operating Agreement, AWN was managed by its majority owner, GCI, subject to certain protective rights retained by the Company and representation of one of three seats on AWN’s Board. Accordingly, Alaska Communications had the ability to exercise significant influence over AWN and accounted for its investment under the equity method in accordance with ASC 323, “Investments – Equity Method and Joint Ventures.”

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

The “Deferred AWN capacity revenue” was amortized on a straight-line basis to revenue in the Consolidated Statements of Comprehensive Income (Loss) over the 20-year period for which the Company had contracted to provide service. The Company amortized $292 and $3,151 to revenue in the years ended December 31, 2015 and 2014, respectively.

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

In the period January 1 through February 2, 2015, the Company’s share of AWN’s adjusted free cash flow was $764 which was received in the first quarter of 2015. In the year ended December 31, 2014, the Company’s share of AWN’s adjusted free cash flow was $50,000, of which $45,833 was received during the period and $4,167 was paid within the subsequent 12-day contractual period. In the period July 23, 2013 through December 31, 2013, the Company’s share of AWN’s adjusted free cash flow was $22,011, of which $17,844 was received during the period and $4,167 was paid within the subsequent 12-day contractual period. The Company’s equity in the earnings of AWN for the years ended December 31, 2015 and 2014 were $3,056 and $35,948 respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

6.	EQUITY METHOD INVESTMENTS (Continued)

Summarized financial information for AWN is as follows:

	Twelve Months Ended December 31, 2016	January 1 through February 2, 2015	Twelve Months Ended December 31, 2014
Operating revenues	$—	$21,457	$252,864
Gross profit	$—	$15,745	$179,243
Operating income	$—	$9,757	$113,772
Net income	$—	$9,722	$113,404
Adjusted free cash flow (1)	$—	$10,805	$106,937

(1)	Adjusted free cash flow is defined in the Operating Agreement.

AWN was organized as a limited liability corporation and was a flow-through entity for income tax purposes.

7.	FAIR VALUE MEASUREMENTS

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

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The fair value of the Company’s 6.25% Convertible Notes due 2018 (“6.25% Notes”) Notes of $91,729 at December 31, 2016, was estimated based on quoted market prices for identical instruments on dates different from the market trade date value (Level 2). The carrying value of the 6.25% Notes at December 31, 2016 was $91,729. The carrying values of the Company’s 2015 Senior Credit Facilities and other long-term obligations of $90,075 at December 31, 2016 approximate fair value primarily as a result of the stated interest rates of the 2015 Senior Credit Facilities approximating current market rates (Level 2).

Fair Value Measurements on a Recurring Basis

The following table presents the liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 at each hierarchical level. There were no transfers into or out of Levels 1 and 2 during 2016.

	December 31, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other long-term liabilities:
Interest rate swaps	$100	$—	$100	$—	$79	$—	$79	$—

Derivative Financial Instruments

The Company currently uses interest rate swaps to manage variable interest rate risk. At low LIBOR rates, payments under the swaps increase the Company’s cash interest expense.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

7.	FAIR VALUE MEASUREMENTS (Continued)

The outstanding amount of the swaps as of a period end are reported on the balance sheet at fair value, represented by the estimated amount the Company would receive or pay to terminate the swaps. They are valued using models based on readily observable market parameters for all substantial terms of the contracts and are classified within Level 2 of the fair value hierarchy.

As a component of the Company’s cash flow hedging strategy and to comply with the terms of the 2015 Senior Credit Facilities, on November 27, 2015, the Company entered into a pay-fixed, receive-floating interest rate swap in the notional amount of $44,827 with an interest rate of 5.833%, inclusive of a 4.5% LIBOR spread, and a maturity date of December 31, 2017. Hedge designation for this swap was established on December 18, 2015. The change in fair value between the swap’s acquisition date and designation date of $83 was charged to interest expense. Changes in fair value subsequent to the designation date are recorded to accumulated other comprehensive income (loss) and are reclassified to interest expense when the hedged transaction is recognized in earnings. See Note 13 “Accumulated Other Comprehensive Loss.”

The Company’s new senior credit facility entered into on March 13, 2017, also requires hedging a portion of the variable rate interest payments under the agreement. The new credit agreement is not expected to impact the effectiveness of the interest rate swap described above. See Note 22 “Subsequent Events.”

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

The following table presents the notional amount, fair value and balance sheet classification of the Company’s derivative financial instruments designated as cash flow hedges as of December 31, 2016 and 2015:

	Balance Sheet Location	Notional Amount	Fair Value
At December 31, 2016:
Interest rate swaps	Other long-term liabilities	$42,750	$100
At December 31, 2015:
Interest rate swaps	Other long-term liabilities	$44,827	$79

The following table presents gains and losses before income taxes on the Company’s interest rate swaps designated as cash flow hedges for the years ending December 31, 2016, 2015 and 2014.

	2016	2015	2014
(Loss) gain recognized in accumulated other comprehensive loss	$(170)	$600	$1,543
Loss reclassified from accumulated other comprehensive loss	$(106)	$(1,970)	$(1,613)
Gain recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	$—	$737	$—

The following table presents a reconciliation of the carrying value of the Company’s interest rate swaps, which are included in “Other long-term liabilities, net of current portion” on the balance sheet, as of and for the years ending December 31, 2016 and 2015:

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

7.	FAIR VALUE MEASUREMENTS (Continued)

	2016	2015
Balance at January 1	$79	$1,416
Reclassified from other long-term liabilities to accumulated other comprehensive loss	170	(600)
Change in fair value credited to interest expense	(149)	(737)

Balance at December 31	$100	$79

Fair Value Measurements on a Non-Recurring Basis

Deferred Capacity Revenue

As discussed in Note 2 “Sale of Wireless Operations,” the Company entered into an agreement to provide wholesale services to GCI on February 2, 2015. A national valuation firm was engaged to assist management in the determination of the fair value of the obligation which was determined to be $41,287 at February 2, 2015. The obligation is amortized to revenue on a straight line basis over the contract lives of 10 to 30 years. The total carrying value of the service obligation was $37,326 and $39,409 at December 31, 2016 and 2015, respectively, and is included in “Other long-term liabilities, net of current portion” and “Accounts payable, accrued and other current liabilities” on the Consolidated Balance Sheet.

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

Other Items

As discussed in Note 3 “Joint Venture,” the Company entered into agreements in connection with the acquisition of the fiber optic network on the North Slope of Alaska and the establishment of the joint venture with QHL. These transactions included the exchange of certain assets and liabilities, all of which were established at fair value on the date of the transactions.

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

The carrying value of these items at December 31, 2016 and 2015 was as follows:

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

7.	FAIR VALUE MEASUREMENTS (Continued)

	2016	2015
IRU Assets	$2,196	$2,278
IRU Obligations	$4,027	$4,112

Other than as described below and in Note 9 “Goodwill and Other Intangible Assets,” no impairment of long-lived assets was recognized during 2016, 2015 or 2014. In 2014, the Company recorded a charge of $435 to adjust its inventory held-for-sale at December 31, 2014 to fair value using Level 2 inputs.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, 2016 and 2015:

	2016	2015	Useful Lives
Land, buildings and support assets*	$197,999	$198,485	3 - 42
Central office switching and transmission	383,809	381,511	4 - 12
Outside plant cable and wire facilities	734,786	722,582	16 - 50
Other	7,101	5,207	3 - 5
Construction work in progress	26,204	29,313

	1,349,899	1,337,098
Less: accumulated depreciation and amortization	(983,050)	(967,776)

Property, plant and equipment, net	$366,849	$369,322

*	No depreciation charges are recorded for land.

Capitalized interest associated with construction in progress for the years ended December 31, 2016, 2015, and 2014 was $1,077, $1,558, and $2,810, respectively. The capitalization rate used was based on a weighted average of the Company’s long term debt outstanding, and for the years ended December 31, 2016, 2015, and 2014 was 6.48%, 6.78%, and 8.28%, respectively.

The following is a summary of property, including leasehold improvements, held under capital leases included in the above property, plant and equipment at December 31, 2016 and 2015:

	2016	2015
Land, buildings and support assets	$14,983	$14,694
Less: accumulated depreciation and amortization	(7,422)	(6,674)

Property held under capital leases, net	$7,561	$8,020

Amortization of assets under capital leases included in depreciation expense for the years ended December 31, 2016, 2015, and 2014 was $1,149, $1,316 and $1,832, respectively. Future minimum lease payments, including interest, under these leases for the next five years and thereafter are as follows:

2017	$634
2018	525
2019	310
2020	318
2021	327
Thereafter	4,508

6,622
Interest	(3,297)

$3,325

The Company leases various land, buildings, right-of-ways and personal property under operating lease

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

8.	PROPERTY, PLANT AND EQUIPMENT (Continued)

agreements. Rental expense under operating leases for the years ended December 31, 2016, 2015 and 2014 was $7,787, $11,439 and $8,782, respectively. Rental expense in 2015 included termination charges of $3,966 for leases terminated in connection with the Company’s sale of its Wireless operations. See Note 2 “Sale of Wireless Operations.”

Future minimum payments under these leases, including month to month rentals which are probable of renewal, for the next five years and thereafter are as follows:

2017	$7,634
2018	6,645
2019	5,936
2020	4,589
2021	4,241
Thereafter	21,459

$50,504

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is assessed for impairment annually, or more frequently if events or changes in circumstances indicate potential impairment. As of December 31, 2016 and 2015, the Company’s goodwill was fully impaired or retired.

In the third quarter of 2013, the Company performed an assessment of its goodwill and bifurcated the balance between the business sold to AWN and the business retained. Upon completion of the AWN transaction the $4,200 of goodwill assigned to the business sold was retired.

In the first quarter of 2014, the Company purchased the remaining 51% interest in TekMate and recorded $1,336 of goodwill.

In the fourth quarter of 2014 the Company conducted two assessments of goodwill – its annual assessment and an assessment upon the announcement of its sale of Wireless operations which constituted a triggering event. The Company utilized reports from third party valuation experts to determine the estimated fair value of its reporting unit. These reports utilized many methodologies, but primarily relied on a discounted cash flow valuation technique. Significant estimates used in the valuation included estimates of future cash flows, both future short-term and long-term growth rates and the estimated cost of capital for purposes of determining a discount factor. The Company compared the results of the estimated fair value to other market approaches and comparable public and private company analysis and found the estimated fair value to be reasonable. The Company also performed a reconciliation of its estimated fair value to its market capitalization, based on its recent publically traded stock price. This analysis indicated a potential impairment as the calculated value was less than the book value. For accounting purposes, the Company utilized the fair value indicated by market capitalization, thereby concluding that the carrying value of its single reporting unit exceeded its fair value. Accordingly, the Company performed step two of the goodwill impairment analysis. After measuring the fair value of the reporting unit’s assets and liabilities, the implied fair value of goodwill was determined to be zero. Consequently, the Company determined that the goodwill was fully impaired and recorded an impairment charge of $5,986 for the year ended December 31, 2014.

The gross carrying amount of goodwill, including that related to the acquisition of TekMate and excluding the goodwill retired in connection with the AWN transaction, was $35,539 at December 31, 2016 and 2015. The accumulated impairment loss was $35,539 at December 31, 2016 and 2015.

In connection with the AWN transaction in 2013, all of the Company’s other intangible assets were sold or contributed to AWN. The Company no longer holds any indefinite-lived intangible assets.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

10.	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligation is included in “Other long-term liabilities, net of current portion” on the Consolidated Balance Sheet and represents the estimated obligation related to the removal and disposal of certain property and equipment in both leased and owned properties.

The following table provides the changes in the asset retirement obligation:

	2016	2015
Balance at January 1	$3,429	$4,055
Asset retirement obligation	159	254
Accretion expense	182	179
Settlement of obligations	(62)	(106)
Revisions in estimated cash flows	—	(953)

Balance at December 31	$3,708	$3,429

11.	LONG-TERM OBLIGATIONS

On March 13, 2017, the Company entered into a new senior credit facility. See Note 22 “Subsequent Events.” Consummation of this agreement prior to issuance of the Company’s financial statements demonstrated the Company’s intent and ability to refinance a portion of its current obligations in accordance with ASC 470 “Debt.” Current maturities under the Company’s 2015 Senior Credit Facilities totaling $4,000 at December 31, 2016 were effectively replaced by principal payments totaling $1,650 under the new senior credit facility. Accordingly, current portion of long-term obligations in the amount of $2,350 was reclassified to long-term obligations at December 31, 2016. The Consolidated Balance Sheet and schedule of long-term obligations at December 31, 2016, and the schedule of maturities of long-term obligations reflect this reclassification only, and do not reflect all changes in debt maturities resulting from this transaction.

Long-term obligations consist of the following at December 31, 2016 and 2015:

	2016	2015
2015 senior secured credit facilities due 2018	$86,750	$89,750
Debt issuance costs	(1,738)	(3,406)
6.25% convertible notes due 2018	94,000	104,000
Debt discount	(2,271)	(4,641)
Debt issuance costs	(467)	(1,010)
Capital leases and other long-term obligations	3,325	3,996

Total debt	179,599	188,689
Less current portion	(1,973)	(3,671)

Long-term obligations, net of current portion	$177,626	$185,018

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

11.	LONG-TERM OBLIGATIONS (Continued)

As of December 31, 2016, the Company had no amounts outstanding under the $10,000 revolving credit facility component of its 2015 Senior Credit Facilities.

The aggregate maturities of long-term obligations for each of the next five years and thereafter at December 31, 2016, are as follows:

2017	$1,973
2018	179,336
2019	39
2020	52
2021	67
Thereafter	2,608

$184,075

2015 Senior Credit Facilities

Proceeds from the issuance of the new senior credit facility will be used to repay in full the Company’s 2015 Senior Credit Facility. See Note 22 “Subsequent Events.”

On September 14, 2015 (the “Closing Date”), the Company entered into a combined $100,000 of senior secured financing, including term loans totaling $90,000 and a $10,000 revolving credit facility (the “2015 Senior Credit Facilities”). The facilities consist of a $65,000 first lien term loan and a $10,000 revolving credit facility (the “First Lien Facility”) and a $25,000 second lien term loan (the “Second Lien Facility”) (together the “2015 Senior Credit Agreements” or “Agreements”). The Company utilized proceeds from the 2015 Senior Credit Facilities and cash on hand to repay in full its 2010 Senior Credit Facility, repurchase a portion of its 6.25% Notes and fund transaction fees and expenses associated with the 2015 Senior Credit Facilities totaling $3,907, which were deferred and will be charged to interest expense over the terms of the Agreements. Repayment of the 2010 Senior Credit Facility, including accrued interest and fees, totaled $81,526. The Company recorded a loss of $1,312 on the extinguishment, including the write off of unamortized discounts and debt issuance costs, and third-party fees. The 2010 Senior Credit Facility was due in 2016.

The term loan component of the First Lien Facility bears interest at LIBOR plus 4.5% per annum, with a LIBOR minimum of 1.0%. Draws on the revolving credit component of the First Lien Facility bear interest at LIBOR plus 4.5%, with a LIBOR minimum of 1.0% and a commitment fee of 0.25% on the average daily unused portion. The revolving credit component of the First Lien Facility was undrawn as of December 31, 2016. The Second Lien Facility bears interest at LIBOR plus 8.5% per annum, with a LIBOR minimum of 1.0%. At current LIBOR rates, the weighted interest rate on the term loan components of the 2015 Senior Credit Facilities is 6.59%.

Unless extended as described below, quarterly principal payments on the term loan component of the First Lien Facility were $250 in the fourth quarter of 2015, $750 in each quarter of 2016, and $1,000 in each quarter of 2017. The remaining principal balance, including any amounts outstanding under the revolving credit facility, is due in its entirety on January 2, 2018. Unless extended as described below, the Second Lien Facility is due in its entirety on March 3, 2018, and may be prepaid in whole or in part at the Company’s option prior to maturity.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

11.	LONG-TERM OBLIGATIONS (Continued)

The obligations under the 2015 Senior Credit Facilities are secured by perfected first and second line priority security interests in substantially all of the Company’s and its direct and indirect subsidiary’s tangible and intangible assets, subject to certain agreed exceptions.

The 2015 Senior Credit Facilities contain customary representations, warranties and covenants, including covenants limiting the incurrence of debt and the payment of dividends. Financial covenants (i) impose maximum net total leverage and senior leverage to annual Consolidated EBITDA ratios, and (ii) require a minimum annual Consolidated EBITDA to debt service coverage obligations ratio. All terms are defined in the Agreements. Payment of cash dividends and repurchase of the Company’s common stock is not permitted until such time that the Company’s net total leverage ratio is not greater than 2.75 to 1.00. As of December 31, 2016, the Company’s net total leverage ratio was higher than 2.75 to 1.00.

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

6.25% Convertible Notes due 2018

Pursuant to the 2017 Senior Credit Facility, the Company intends to commence a tender offer for its outstanding 6.25% Notes. See Note 22 “Subsequent Events.”

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

11.	LONG-TERM OBLIGATIONS (Continued)

•	Upon the occurrence of certain significant corporate transactions, holders who convert their 6.25% Notes, in connection with a change of control, may be entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or delisting, the holders of the 6.25% Notes may require the Company to repurchase for cash all or any portion of their 6.25% Notes for 100% of the principal amount plus accrued and unpaid interest.

As of December 31, 2016, none of the conditions allowing holders of the 6.25% Notes to convert, or requiring the Company to repurchase the 6.25% Notes, had been met.

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

The Company’s Board of Directors has authorized the issuance of up to 4,700 common shares for the repurchase of its convertible notes. In the third quarter of 2013, the Company delivered and issued 698 and 1,203 common shares in exchange for the retirement of $2,500 and $3,500, respectively, aggregate principal amount of 6.25% Notes. This Board of Directors’ authorization expired December 31, 2013.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

11.	LONG-TERM OBLIGATIONS (Continued)

The following table provides selected data regarding the 6.25% Notes as of December 31, 2016 and 2015:

	2016	2015
Net carrying amount of the equity component	$6,416	$7,099
Principal amount of the convertible notes	$94,000	$104,000
Unamortized debt discount	$2,271	$4,641
Amortization period remaining	16 months	28 months
Net carrying amount of the convertible notes	$91,729	$99,359

The following table details the interest components of the 6.25% Notes contained in the Company’s Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2016 and 2015:

	2016	2015
Coupon interest expense	$5,928	$6,947
Amortization of the debt discount	2,370	2,601

Total included in interest expense	$8,298	$9,548

Capital Leases and Other Long-term Obligations

The Company is a lessee under various capital leases and other financing agreements totaling $3,325 and $3,996 with a weighted average interest rate of 8.97% and 8.36% at December 31, 2016 and 2015, respectively and have maturities through 2033.

Debt Issuance Costs

The Company incurred debt issuance costs totaling $3,907 associated with its 2015 Senior Credit Facilities which were deferred and will be amortized to interest expense over the terms of the Agreements. Amortization of debt issuance costs were $2,214, $3,960 and $2,460 in the years ended December 31, 2016, 2015 and 2014, respectively. Amortization of debt issuance costs included $109 and $2,446 classified as loss on extinguishment of debt in 2016 and 2015, respectively.

Debt Discounts

Accretion of debt discounts charged to interest expense or loss on extinguishment of debt in 2016, 2015 and 2014, totaled $2,370, $4,641 and $2,644, respectively. Accretion of debt discounts included $430 and $2,041 classified as loss on extinguishment of debt in 2016 and 2015, respectively.

12.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at December 31, 2016 and 2015:

	2016	2015
Deferred GCI capacity revenue, net of current portion	$35,255	$37,338
Other deferred IRU capacity revenue, net of current portion	15,697	17,009
Other deferred revenue, net of current portion	2,202	2,224
Other	8,384	8,694

	$61,538	$65,265

Amortization of deferred revenue included in the Consolidated Statements of Comprehensive Income (Loss) was $7,010, $5,827 and $6,531 in the years ended December 31, 2016, 2015 and 2014, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

13.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the activity in accumulated other comprehensive (loss) income for the years ended December 31, 2016 and 2015:

	Defined Benefit Pension Plans	Interest Rate Swaps	Total
Balance at December 31, 2014	$(3,639)	$(1,512)	$(5,151)
Other comprehensive (loss) income before reclassifications	(4)	355	351
Reclassifications from accumulated comprehensive loss to net income	554	1,160	1,714

Net other comprehensive income	550	1,515	2,065

Balance at December 31, 2015	(3,089)	3	(3,086)
Other comprehensive loss before reclassifications	(176)	(100)	(276)
Reclassifications from accumulated comprehensive loss to net income	390	62	452

Net other comprehensive income (loss)	214	(38)	176

Balance at December 31, 2016	$(2,875)	$(35)	$(2,910)

The following table summarizes the reclassifications from accumulated other comprehensive (loss) income to net income (loss) for the years ended December 31, 2016, 2015, and 2014, respectively:

	2016	2015	2014
Amortization of defined benefit plan pension items: (1)
Amortization of loss (2)	$662	$936	$451
Income tax effect	(272)	(382)	(185)

After tax	390	554	266

Amortization of loss on interest rate swap: (3)
Reclassification to interest expense	106	1,970	1,613
Income tax effect	(44)	(810)	(663)

After tax	62	1,160	950

Total reclassifications net of income tax	$452	$1,714	$1,216

(1)	See Note 14 “Retirement Plans” for additional information regarding the Company’s pension plans.
(2)	Included in “Selling, general and administrative expense” on the Company’s Consolidated Statements of Comprehensive Income (Loss).
(3)	See Note 7 “Fair Value Measurements” for additional information regarding the Company’s interest rate swaps.

The estimated amount of accumulated other comprehensive loss to be reclassified to interest expense within the next twelve months is $76.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

14.	RETIREMENT PLANS

Multi-employer Defined Benefit Plan

Pension benefits for substantially all of the Company’s Alaska-based employees are provided through the AEPF. The Company pays a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for, or allocated separately to, the individual employer.

The following table provides additional information about the AEPF multi-employer pension plan.

Plan name	Alaska Electrical Pension Plan
Employer Identification Number	92-6005171
Pension plan number	001
Pension Protection Act zone status at the plan’s year-end:
December 31, 2016	Green
December 31, 2015	Green
Plan subject to funding improvement plan	No
Plan subject to rehabilitation plan	No
Employer subject to contribution surcharge	No

Greater than 5%
of Total
Contributions
to the Plan
Company contributions to the plan for the year ended:
December 31, 2016	$7,517	Yes
December 31, 2015	$7,968	Yes
December 31, 2014	$8,626	Yes

Name and expiration date of collective bargaining agreements requiring contributions to the plan:

Collective Bargaining Agreement Between Alaska Communications Systems and Local Union 1547 IBEW (1)	December 31, 2016

Outside Agreement Alaska Electrical Construction between Local Union 1547 IBEW and Alaska Chapter National Electrical Contractors Association Inc.	September 30, 2017

Inside Agreement Alaska Electrical Construction between Local Union 1547 IBEW and Alaska Chapter National Electrical Contractors Association Inc.	October 31, 2019

Special Agreement Providing for the Coverage of Certain Non-bargaining Unit Employees (2)	December 31, 2016

(1)	As of the date of this report, negotiations for a new agreement are in process. The parties are operating under the terms of the prior agreement until a new contract is in place.
(2)	This agreement runs concurrently with the Collective Bargaining Agreement Between Alaska Communications Systems Holding, Inc. and Local Union 1547 IBEW. As of the date of this report, the parties are operating under the terms of the prior agreement until a new contract is in place.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

14.	RETIREMENT PLANS (Continued)

The Company cannot accurately project any change in the plan status in future years given the uncertainty of economic conditions or the effect of actuarial valuations versus actual performance in the market. Minimum required future contributions to the AEPF are subject to the number of employees in each classification and/or base compensation of employees in future years.

Defined Contribution Plan

The Company provides a 401(k) retirement savings plan covering substantially all of its employees. The plan allows for discretionary contributions as determined by the Board of Directors, subject to Internal Revenue Code limitations. The Company made a $186, $187 and $213 matching contribution in 2016, 2015 and 2014 respectively.

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan (“Plan”) on September 1, 1999. Accrued benefits under the Plan were determined in accordance with the provisions of the CenturyTel Plan and upon completion of the transfer, covered employees ceased to accrue benefits under the CenturyTel Plan. On November 1, 2000, the Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPF. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company uses a December 31 measurement date for the Plan. The Plan is not adequately funded under ERISA at December 31, 2016. The Company contributed $798 to the Plan in 2016, $779 in 2015 and $898 in 2014. The Company plans to contribute approximately $929 to the Plan in 2017 and management is also estimating what additional contributions the Company may be required to make in subsequent years in the event the value of the Plan’s assets remain volatile or decline.

The following is a calculation of the funded status of the ACS Retirement Plan using beginning and ending balances for 2016 and 2015 for the projected benefit obligation and the plan assets:

	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$16,094	$17,234
Interest cost	668	666
Actuarial loss (gain)	55	(754)
Benefits paid	(1,035)	(1,052)

Benefit obligation at end of year	15,782	16,094

Change in plan assets:
Fair value of plan assets at beginning of year	11,202	11,570
Actual return on plan assets	428	(95)
Employer contribution	798	779
Benefits paid	(1,035)	(1,052)

Fair value of plan assets at end of year	11,393	11,202

Funded status	$(4,389)	$(4,892)

The Plan’s projected benefit obligation equals its accumulated benefit obligation. The 2016 and 2015 liability balance of $4,389 and $4,892 respectively, is recorded on the Consolidated Balance Sheets in “Other long-term liabilities.”

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

14.	RETIREMENT PLANS (Continued)

The following table presents the net periodic pension expense for the Plan for 2016, 2015 and 2014:

	2016	2015	2014
Interest cost	$668	$666	$664
Expected return on plan assets	(373)	(659)	(749)
Amortization of loss	367	929	536

Net periodic pension expense	$662	$936	$451

In 2017, the Company expects amortization of net gains and losses of $732.

	2016	2015
Loss recognized as a component of accumulated other comprehensive loss:	$4,881	$5,249

The assumptions used to account for the Plan as of December 31, 2016 and 2015 are as follows:

	2016	2015
Discount rate for benefit obligation	4.10%	4.30%
Discount rate for pension expense	4.30%	3.97%
Expected long-term rate of return on assets	6.53%	6.53%
Rate of compensation increase	0.00%	0.00%

The discount rate for December 31, 2016 and 2015 was calculated using a proprietary yield curve based on above median AA rated corporate bonds. The expected long-term rate-of-return on assets rate is the best estimate of future expected return for the asset pool, given the expected returns and allocation targets for the various classes of assets.

Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the Plan:

	Minimum	Maximum
Asset Category
Equity securities	50%	80%
Fixed income	20%	50%
Cash equivalents	0%	5%

The Plan’s asset allocations at December 31, 2016 and 2015 by asset category are as follows:

	2016	2015
Asset Category
Equity securities*	66%	64%
Debt securities*	32%	34%
Other/Cash	2%	2%

*	May include mutual funds comprised of both stocks and bonds.

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

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

14.	RETIREMENT PLANS (Continued)

The following table presents major categories of plan assets as of December 31, 2016, and inputs and valuation techniques used to measure the fair value of plan assets regarding the ACS Retirement Plan:

	Fair Value Measurement at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Asset Category
Money market/cash	$211	$211	$—	$—

Equity securities (Investment Funds)*
International growth	1,594	1,594	—	—
U.S. small cap	1,607	1,607	—	—
U.S. medium cap	1,489	1,489	—	—
U.S. large cap	2,832	2,832	—	—
Debt securities (Investment Funds)*

Certificate of deposits	1,847	1,847	—	—
Fixed income	1,813	1,813	—	—

	$11,393	$11,393	$—	$—

*	May include mutual funds comprised of both stocks and bonds.

The benefits expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

2017	$1,084
2018	$1,097
2019	$1,085
2020	$1,089
2021	$1,093
2022-2026	$5,264

Post-retirement Health Benefit Plan

The Company has a separate executive post-retirement health benefit plan. On December 31, 2016, the plan was underfunded by $192 with plan assets of $85. The net periodic post-retirement cost for 2016 and 2015 was $12 and $9, respectively.

15.	EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Excluded from the calculation of diluted earnings per share for the year ended December 31, 2016 were RSUs and PSUs totaling 4 which were out-of-the-money and therefore anti-dilutive. Due to the Company’s reported net loss for the year ended December 31, 2014, 2,345 potential common share equivalents outstanding, which consisted of restricted stock and deferred shares granted to directors, were anti-dilutive. Also excluded from the calculations were shares related to the Company’s 6.25% Notes which were anti-dilutive for the year ended December 31, 2014.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

15.	EARNINGS PER SHARE (Continued)

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

Effective in 2015, the Company discontinued use of the “if converted” method in calculating diluted earnings per share in connection with the contingently convertible debt. The Company’s 6.25% Notes are convertible by the holder beginning February 1, 2018 at an initial conversion rate of 97.2668 shares of common stock per one thousand dollars principal amount of the 6.25% Notes. This is equivalent to an initial conversion price of approximately $10.28 per share of common stock. Given that the Company’s current share price is well below $10.28, the Company does not anticipate that there will be a conversion of the 6.25% Notes into equity. Effective in the first quarter of 2015, the Company determined that it has the intent and ability to settle the principal and interest payments on its 6.25% Notes in cash over time. This determination was based on (i) the Company’s improved liquidity position subsequent to the Wireless Sale, including its performance against the financial ratios defined under the terms of its then in effect 2010 Senior Credit Facility, reduced levels of debt and increased availability under its revolving credit facility; (ii) its intention to refinance its term loan facility to provide additional borrowing flexibility; and (iii) its expectations of future operating performance. In the third quarter of 2015, the Company successfully completed the aforementioned refinancing transactions which resulted in a reduction in total borrowings and provided for maturities on the Company’s term loan facilities in 2018 compared with 2016 under the 2010 Senior Credit Facility. See Note 11 “Long-Term Obligations.” Accordingly, 9,220 and 10,809 shares related to the 6.25% Notes were excluded from the calculation of diluted earnings per share for the years ended December 31, 2016 and 2015, respectively. Pursuant to the 2017 Senior Credit Facility, the Company intends to commence a tender offer for its outstanding 6.25% Notes. See Note 22 “Subsequent Events.”

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Net income (loss) attributable to Alaska Communications	$2,386	$12,954	$(2,780)
Tax-effected interest expense attributable to convertible notes	NA	NA	—

Net income (loss) attributable to Alaska Communications assuming dilution	$2,386	$12,954	$(2,780)

Weighted average common shares outstanding:
Basic shares	51,169	50,247	49,334
Effect of stock-based compensation	1,019	1,121	—
Effect of 6.25% convertible notes	NA	NA	—

Diluted shares	52,188	51,368	49,334

Income (loss) per share attributable to Alaska Communications:
Basic	$0.05	$0.26	$(0.06)

Diluted	$0.05	$0.25	$(0.06)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

16.	INCOME TAXES

Consolidated income (loss) before income tax was as follows:

	2016	2015	2014
Income (loss) before income tax	$3,752	$23,085	$(4,567)

The income tax provision for the years ended December 31, 2016, 2015 and 2014 was comprised of the following:

	2016	2015	2014
Current:
Federal income tax	$(276)	$4,320	$217
State income tax	6	693	43

Total current (benefit) expense	(270)	5,013	260

Deferred:
Federal, excluding operating loss carry forwards	1,680	69,774	(1,620)
State, excluding operating loss carry forwards	228	19,725	(427)
Change in valuation allowance	(139)	—	—
Tax benefit of operating loss carry forwards:
Federal	—	(66,285)	—
State	—	(18,027)	—

Total deferred expense (benefit)	1,769	5,187	(2,047)

Total income tax expense (benefit)	$1,499	$10,200	$(1,787)

The following table provides a reconciliation of income tax expense (benefit) at the Federal statutory rate of 35% to the recorded income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014, respectively:

	2016	2015	2014
Computed federal income taxes at the statutory rate	$1,313	$8,080	$(1,598)
Expense (benefit) in tax resulting from:
State income taxes (net of Federal benefit)	229	1,408	(278)
Other	(209)	263	58
Stock-based compensation	27	449	31
Change in valuation allowance	139	—	—

Total income tax expense (benefit)	$1,499	$10,200	$(1,787)

Income tax expense (benefit) was charged to the statement of comprehensive income (loss) and statement of stockholders’ equity (deficit) as follows:

	2016	2015	2014
Statement of comprehensive income (loss):
Income (loss) before income tax	$1,499	$10,200	$(1,787)
Other comprehensive income (loss)	$128	$1,434	$320
Statement of stockholders’ equity (deficit):
Additional paid-in capital:
Excess tax expense (benefit) from share-based payments	$47	$(733)	$—

The Company accounts for income taxes under the asset-liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided when it is “more likely than not” that the benefits of existing deferred tax assets will not be realized in a future period. As of December 31, 2016 and 2015, the Company had valuation allowances on certain state net operating loss carryforwards of $139 and zero, respectively. As of December 31, 2016 and 2015, the change in the valuation

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

16.	INCOME TAXES (Continued)

allowance was $139 and zero, respectively. At December 31, 2016, it is more likely than not that the results of future operations will generate sufficient taxable income to realize existing deferred tax assets, other than the state net operating loss carryforwards noted above. Therefore, no additional valuation allowance is necessary.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015, respectively, are as follows:

	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$26,429	$16,863
Deferred GCI capacity revenue	15,340	22,654
Reserves and accruals	12,499	6,522
Intangibles and goodwill	1,620	1,765
Fair value on interest rate swaps	25	—
Pension liability	1,804	2,010
Allowance for doubtful accounts	458	696
Alternative minimum tax carry forward	9,380	9,668
Other	257	277

Total deferred tax assets	67,812	60,455
Valuation allowance	(139)	—

Deferred tax assets after valuation allowance	67,673	60,455

Deferred tax liabilities:
Debt issuance costs	(933)	(1,907)
Property, plant and equipment	(52,022)	(41,886)
Fair value on interest rate swaps	—	(2)

Total deferred tax liabilities	(52,955)	(43,795)

Net deferred tax asset	$14,718	$16,660

As of December 31, 2016, the Company has available Federal and state alternative minimum tax credits of $8,672 and $1,089, respectively. As of December 31, 2016, the Company has available Federal and state net operating loss carry forwards of $67,514 and $46,044, respectively, which have various expiration dates beginning in 2031 through 2036.

The Company files consolidated income tax returns for Federal and state purposes in addition to separate tax returns of certain subsidiaries in multiple state jurisdictions. As of December 31, 2016, the Company is not under examination by any income tax jurisdiction. The Company is no longer subject to examination in the United States for years prior to 2013.

The Company accounts for income tax uncertainties using a threshold of “more-likely-than-not” in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). As of December 31, 2016, the Company has reviewed all of its tax filings and positions taken on its returns and has not identified any material current or future effect on its consolidated results of operations, cash flows or financial position. As such, the Company has not recorded any tax, penalties or interest on tax uncertainties. It is Company policy to record any interest on tax uncertainties as a component of income tax expense.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

17.	STOCK INCENTIVE PLANS (Continued)

the ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan, (together the “Prior Plans”) were retired. All future awards will be granted from the 2011 Incentive Award Plan. The Alaska Communications Systems Group, Inc. 2012 ESPP was approved by the Company’s shareholders in June 2012 and the ACS 1999 Employee Stock Purchase Plan (“1999 ESPP”) was retired on June 30, 2012. References to “stock incentive plans” include, as applicable, the 2011 Incentive Award Plan, the 2012 ESPP, the 1999 ESPP and the Prior Plans. An aggregate of 19,210 shares of the Company’s common stock have been authorized for issuance under its stock incentive plans. Stock-based compensation expense is charged to “Selling, general and administrative” expense in the Consolidated Statements of Comprehensive Income (Loss).

2011 Incentive Award Plan

On June 10, 2011, Alaska Communications shareholders approved the 2011 Incentive Award Plan, which was amended and restated on June 30, 2014 and which terminates in 2021. Following termination, all shares granted under this plan, prior to termination, will continue to vest under the terms of the grant when awarded. All remaining unencumbered shares of common stock previously allocated to the Prior Plans were transferred to the 2011 Incentive Award Plan. In addition, to the extent that any outstanding awards under the Prior Plans are forfeited or expire or such awards are settled in cash, such shares will again be available for future grants under the 2011 Incentive Award Plan. The Company grants Restricted Stock Units and Performance Stock Units as the primary equity based incentive for executive and certain non union-represented employees.

Restricted Stock Units, Long-term Incentive Awards and Non-Employee Director Stock Compensation

RSUs issued prior to December 31, 2010 vest ratably over three, four or five years, RSUs issued in 2011 vest ratably over three years, and RSUs granted in 2012 vest in one year or ratably over three years. Long-term incentive awards (“LTIP”) were granted to executive management annually through 2010. The LTIP awards cliff vest in five years with accelerated vesting in three years if cumulative three-year profitability criteria are met. Since January 2008, the Company has maintained a policy which requires that non-employee directors receive a portion of their annual retainer in the form of Alaska Communications stock. Non-employee director stock compensation vests when granted. The directors make an annual election on whether to have the stock issued or to have it deferred.

The following table summarizes the RSU, LTIP and non-employee director stock compensation activity for the year ended December 31, 2016:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2015	1,186	$1.83
Granted	925	$1.74
Vested	(697)	$1.81
Canceled or expired	—	$—

Nonvested at December 31, 2016	1,414	$1.79

Performance Based Units

PSUs vest ratably over three years beginning at the grant date, subject to certain Company financial targets being met and approval of the Compensation and Personnel Committee of the Board of Directors.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

17.	STOCK INCENTIVE PLANS (Continued)

The following table summarizes PSU activity for the year ended December 31, 2016:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2015	984	$1.78
Granted	803	$1.74
Vested	(432)	$1.76
Canceled or expired	(21)	$1.84

Nonvested at December 31, 2016	1,334	$1.77

Valuation Assumptions

Assumptions used for valuation of equity instruments awarded during the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Restricted stock:
Risk free rate	0%	0%	0.0% - 0.23%
Quarterly dividend	$—	$—	$—
Expected, per annum, forfeiture rate	9%	9%	9%

Selected Information on Equity Instruments and Share-Based Compensation

Selected information on equity instruments and share-based compensation under the plan for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Years Ended December 31,
	2016	2015	2014
Total compensation cost for share-based payments	$2,830	$2,008	$2,511
Weighted average grant-date fair value of equity instruments granted	$1.74	$1.82	$1.87
Total fair value of shares vested during the period	$2,029	$2,615	$2,935
Unamortized share-based payments	$1,562	$1,421	$1,392
Weighted average period in years to be recognized as expense	1.36	1.39	1.45

Share-based compensation expense is classified as “Selling, general and administrative expense” in the Company’s Consolidated Statements of Comprehensive Income (Loss).

The Company purchases, from shares authorized under the 2011 Incentive Award Plan, sufficient vested shares to cover minimum employee payroll tax withholding requirements upon the vesting of restricted stock. The Company expects to repurchase approximately 333 shares in 2017. This amount is based upon an estimation of the number of shares of restricted stock awards expected to vest during 2017.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

17.	STOCK INCENTIVE PLANS (Continued)

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

The Company reserved 1,500 shares of its common stock for issuance under the 2012 ESPP, which were also available for issuance for the January 1, 2012 through June 30, 2012 offering period under the 1999 ESPP. Any shares issued to employees in respect to the January 1, 2012 through June 30, 2012 offering period under the 1999 ESPP reduced (on a one for one basis) the aggregate number of shares available for issuance thereafter under the 2012 ESPP. The fair value of each purchase right under the 2012 ESPP is charged to compensation expense over the offering period to which the right pertains, and is reflected in total compensation cost for share-based payments in the above table. Shares purchased by employees and the associated compensation expense under the 2012 ESPP, which is reflected in the preceding table, were not material in the years ended December 31, 2016, 2015 and 2014.

18.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental non-cash transaction information for the years ended December 31, 2016, 2015 and 2014:

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

18.	SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

	2016	2015	2014
Supplemental Non-cash Transactions:
Capital expenditures incurred but not paid at December 31	$3,508	$11,600	$6,678
Property acquired under capital leases	$—	$20	$1,877
Additions to ARO asset	$159	$254	$369
Accrued acquisition purchase price	$—	$—	$291
Non-cash acquisition, net of cash received	$—	$—	$956
Assets contributed to joint venture by noncontrolling interest	$—	$922	$—
Note receivable on sale of asset	$—	$2,650	$—

Nonmonetary Exchanges:
Property, plant and equipment	$—	$710	$—
Deferred revenue	$—	$(2,310)	$—
Prepaid expenses	$—	$1,600	$—
IRUs received	$—	$2,765	$—
IRUs relinquished	$—	$(2,765)	$—

19.	BUSINESS SEGMENTS

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

19.	BUSINESS SEGMENTS (Continued)

The following table presents service and product revenues from external customers for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Wireline Revenue
Business and Wholesale Revenue
Business broadband	$59,218	$51,058	$44,461
Business voice and other	27,903	28,909	28,827
Managed IT services	4,173	3,316	3,492
Equipment sales and installations	6,441	6,274	5,195
Wholesale broadband	31,581	28,126	23,216
Wholesale voice and other	7,539	8,764	9,925

Total Business and Wholesale Revenue	136,855	126,447	115,116

Consumer Revenue
Broadband	24,981	25,621	25,689
Voice and other	12,763	14,408	15,773

Total Consumer Revenue	37,744	40,029	41,462

Total Business, Wholesale, and Consumer Revenue	174,599	166,476	156,578

Regulatory Revenue
Access	32,412	33,644	35,323
High cost support	19,855	19,682	23,192

Total Regulatory Revenue	52,267	53,326	58,515

Total Wireline Revenue	226,866	219,802	215,093

Wireless & AWN Related Revenue
Service revenue, equipment sales and other	—	6,300	77,054
Transition services	—	4,769	—
CETC	—	1,654	19,565
Amortization of deferred AWN capacity revenue	—	292	3,151

Total Wireless & AWN Related Revenue	—	13,015	99,770

Total Operating Revenue	$226,866	$232,817	$314,863

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

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business and has recorded a liability for estimated litigation costs of $1,271 at December 31, 2016 against certain current claims and legal actions. The Company also faces contingencies that are reasonably possible to occur, however, they cannot currently be estimated. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

21.	SELECTED QUARTERLY FINANCIAL INFORMATION

	Quarterly Financial Data
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
2016
Operating revenues	$56,328	$56,262	$56,483	$57,793	$226,866
Gross profit (before charge for depreciation and amortization)	$30,200	$30,719	$31,090	$32,720	$124,729
Operating income	$4,316	$4,365	$4,100	$6,728	$19,509
Net income	$53	$283	$320	$1,597	$2,253
Net income attributable Alaska Communications	$86	$317	$354	$1,629	$2,386
Net income per share attributable to Alaska Communications:
Basic	$—	$0.01	$0.01	$0.03	$0.05
Diluted	$—	$0.01	$0.01	$0.03	$0.05
2015
Operating revenues	$65,786	$55,665	$54,735	$56,631	$232,817
Gross profit (before charge for depreciation and amortization)	$34,520	$25,587	$30,062	$30,525	$120,694
Operating income (loss)	$39,313	$(4,375)	$8,178	$4,630	$47,746
Net income (loss)	$16,217	$(4,860)	$1,202	$326	$12,885
Net income (loss) attributable Alaska Communications	$16,217	$(4,841)	$1,239	$339	$12,954
Net income (loss) per share attributable to Alaska Communications:
Basic	$0.32	$(0.10)	$0.02	$0.01	$0.26
Diluted	$0.32	$(0.10)	$0.02	$0.01	$0.25

Operating income (loss), net income (loss), net income (loss) attributable to Alaska Communications and per share amounts in 2015 reflect the gain before income taxes on the Wireless Sale of $39,719, $1,421, $7,092 and $48,232 in the first quarter, second quarter, third quarter and total year, respectively.

22.	SUBSEQUENT EVENTS

New Senior Credit Facility

On March 13, 2017, the Company entered into a new senior credit facility consisting of a Term A-1 Facility of $120,000, a Term A-2 Facility of $60,000 and a Revolving Facility of $15,000 (together the “2017 Senior Credit Facility” or “Agreement”). Upon the satisfaction of certain conditions, on or before March 28, 2017, the Company will utilize proceeds from the 2017 Senior Credit Facility and cash on hand to repay in full its 2015 Senior Credit Facilities, including accrued interest and fees, of approximately $87,800, fund the tender of its 6.25% Notes in the amount of $94,000 as described below and fund fees and expenses associated with this transaction. Principal payments under the 2015 Senior Credit Facilities are due in 2017 and 2018. The 6.25% Notes are due in 2018.

The Term A-1 Facility and draws under the Revolving Facility bear interest at LIBOR plus 5.0% per annum, with a LIBOR minimum of 1.0%, or 4.0% per annum plus an Alternate Base Rate as defined in the Agreement. The Term A-2 Facility bears interest at LIBOR plus 7.0% per annum, with a LIBOR minimum of 1.0%, or 6.0% per annum plus an Alternate Base Rate as defined in the Agreement.

Principal payments on the Term A-1 Facility are $1,500 per quarter beginning in the fourth quarter of 2017 through the first quarter of 2020, $2,250 per quarter beginning in the second quarter of 2020 through the first

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements, Continued

Years Ended December 31, 2016, 2015 and 2014

(In Thousands, Except Per Share Amounts)

22.	SUBSEQUENT EVENTS (Continued)

quarter of 2021, and $4,000 per quarter beginning in the second quarter of 2021 through the fourth quarter of 2021. The remaining outstanding principal balance is due on March 13, 2022. Principal payments on the Term A-2 Facility are $150 per quarter beginning in the fourth quarter of 2017 through the first quarter of 2021 and $600 per quarter beginning in the second quarter of 2021 through the fourth quarter of 2022. The remaining outstanding principal balance is due on March 13, 2023.

Upon funding, the obligations under the 2017 Senior Credit Facility will be secured by perfected first lien priority security interests in substantially all of the Company’s and its direct and indirect subsidiary’s tangible and intangible assets, subject to certain agreed exceptions.

The 2017 Senior Credit Facility contains customary representations, warranties and covenants, including covenants limiting the incurrence of debt, the payment of dividends and repurchase of the Company’s common stock.

The 2017 Senior Credit Facility provides for events of default customary for credit facilities of this type, including non-payment defaults on other debt, misrepresentation, breach of covenants, representations and warranties, change of control, and insolvency and bankruptcy.

Tender Offer on 6.25% Notes

Pursuant to the 2017 Senior Credit Facility, the Company intends to commence a tender offer for its outstanding 6.25% Convertible Notes due 2018. The offer will commence upon the filing of Schedule TO with the Securities and Exchange Commission. The outstanding principal balance of the 6.25% Notes was $94,000 at December 31, 2016.

Share Repurchase Program

On March 13, 2017, the Company announced that its Board of Directors authorized a stock repurchase program for the Company to repurchase up to $10,000 of its Common Stock through December 2019. Shares repurchased under the program will be accounted for as treasury stock.

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

Software licenses are recognized at cost and are being amortized over a 5 year period using the straight- line method.

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

All revenues are recognized when the earnings process is complete. If requested by GCI and ACS, we pay cash incentives to them when wireless handsets are sold to their respective retail customers. During the period July 23, 2013 to March 31, 2014, and in accordance with the Facilities and Network Use Agreement dated as of July 22, 2013 by and among AWN, ACS, GCI, ACS Wireless, Inc., and GCI Wireless Holdings, LLC (“FNUA”), GCI waived the right to request a cash incentive for wireless handsets sold to their retail customers. During the year ended December 31, 2014 and the period July 23, 2013 to December 2013, we recorded incentives of $26.4 million and $6.4 million, respectively, as an offset to Revenues – Related Parties.

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