Form 10-Q
period 2017-03-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2017-05-05
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    No  ☒

As of April 19, 2017, there were outstanding 52,341,136 shares of Common Stock, $.01 par value, of the registrant.

Exhibit 10.1

Exhibit 10.2

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 101.INS

Exhibit 101.SCH

Exhibit 101.CAL

Exhibit 101.DEF

Exhibit 101.LAB

Exhibit 101.PRE

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$11,978	$21,228
Restricted cash	95,917	1,917
Accounts receivable, net of allowance of $1,089 and $1,115	28,938	25,062
Materials and supplies	5,281	4,917
Prepayments and other current assets	6,506	5,995

Total current assets	148,620	59,119

Property, plant and equipment	1,355,147	1,349,899
Less: accumulated depreciation and amortization	(991,577)	(983,050)

Property, plant and equipment, net	363,570	366,849

Deferred income taxes	15,521	14,718
Other assets	1,621	1,674

Total assets	$529,332	$442,360

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$3,570	$1,973
Accounts payable, accrued and other current liabilities	37,554	38,180
Advance billings and customer deposits	4,196	4,167

Total current liabilities	45,320	44,320

Long-term obligations, net of current portion	265,060	177,626
Other long-term liabilities, net of current portion	60,569	61,538

Total liabilities	370,949	283,484

Commitments and contingencies
Alaska Communications stockholders’ equity:
Common stock, $.01 par value; 145,000 authorized; 52,341 issued and outstanding at March 31, 2017; 51,477 issued and outstanding at December 31, 2016	524	515
Additional paid in capital	158,198	159,474
Retained earnings	1,421	752
Accumulated other comprehensive loss	(2,773)	(2,910)

Total Alaska Communications stockholders’ equity	157,370	157,831
Noncontrolling interest	1,013	1,045

Total stockholders’ equity	158,383	158,876

Total liabilities and stockholders’ equity	$529,332	$442,360

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended March 31,
	2017	2016

Operating revenues	$56,731	$56,328

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	25,142	26,128
Selling, general and administrative	18,093	17,340
Depreciation and amortization	8,903	8,520
Loss on disposal of assets, net	19	24

Total operating expenses	52,157	52,012

Operating income	4,574	4,316

Other income and (expense):
Interest expense	(3,845)	(3,869)
Loss on extinguishment of debt	(2,276)	(336)
Interest income	7	5

Total other income and (expense)	(6,114)	(4,200)

(Loss) income before income tax benefit (expense)	(1,540)	116

Income tax benefit (expense)	832	(63)

Net (loss) income	(708)	53

Less net loss attributable to noncontrolling interest	(32)	(33)

Net (loss) income attributable to Alaska Communications	(676)	86

Other comprehensive income (loss):
Minimum pension liability adjustment	29	14
Income tax effect	(12)	(9)
Amortization of defined benefit plan loss	154	217
Income tax effect	(63)	(89)
Interest rate swap marked to fair value	25	(125)
Income tax effect	(11)	51
Reclassification to interest expense	25	27
Income tax effect	(10)	(11)

Total other comprehensive income	137	75

Total comprehensive (loss) income attributable to Alaska Communications	(539)	161

Net loss attributable to noncontrolling interest	(32)	(33)
Total other comprehensive income attributable to noncontrolling interest	—	—

Total comprehensive loss attributable to noncontrolling interest	(32)	(33)

Total comprehensive (loss) income	$(571)	$128

Net (loss) income per share attributable to Alaska Communications:
Basic and Diluted	$(0.01)	$0.00

Weighted average shares outstanding:
Basic	52,011	50,742

Diluted	52,011	51,637

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2017

(Unaudited, In Thousands Except Per Share Amounts)

	Alaska Communications Stockholders’ Equity
	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Stockholders’ Equity

Balance at December 31, 2016	51,477	$515	$159,474	$752	$(2,910)	$1,045	$158,876

Total comprehensive (loss) income	—	—	—	(676)	137	(32)	(571)

Cumulative effect of new accounting principles adopted	—	—	(1,278)	1,345	—	—	67

Stock compensation	—	—	610	—	—	—	610

Surrender of shares to cover minimum withholding taxes on stock-based compensation	—	—	(599)	—	—	—	(599)

Issuance of common stock, pursuant to stock plans, $.01 par	864	9	(9)	—	—	—	—

Balance at March 31, 2017	52,341	$524	$158,198	$1,421	$(2,773)	$1,013	$158,383

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net (loss) income	$(708)	$53
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,903	8,520
Loss on disposal of assets, net	19	24
Amortization of debt issuance costs and debt discount	1,025	1,016
Loss on extinguishment of debt	2,276	336
Amortization of deferred capacity revenue	(847)	(847)
Stock-based compensation	610	805
Deferred income tax (benefit) expense	(832)	267
Tax deficiencies from share-based payments	—	(51)
Charge (benefit) for uncollectible accounts	89	(132)
Other non-cash expense, net	145	217
Income taxes payable (receivable)	574	(730)
Changes in operating assets and liabilities	(5,956)	703

Net cash provided by operating activities	5,298	10,181

Cash Flows from Investing Activities:
Capital expenditures	(5,148)	(5,175)
Capitalized interest	(243)	(303)
Change in unsettled capital expenditures	(1,225)	(4,225)
Proceeds on sale of assets	3	2,663

Net cash used by investing activities	(6,613)	(7,040)

Cash Flows from Financing Activities:
Repayments of long-term debt	(86,806)	(10,617)
Proceeds from the issuance of long-term debt	180,000	—
Debt issuance costs and discounts	(5,217)	(37)
Cash paid for debt extinguishment	(1,313)	(150)
Payment of withholding taxes on stock-based compensation	(599)	(472)

Net cash provided (used) by financing activities	86,065	(11,276)

Change in cash, cash equivalents and restricted cash	84,750	(8,135)
Cash, cash equivalents and restricted cash, beginning of period	23,145	37,825

Cash, cash equivalents and restricted cash, end of period	$107,895	$29,690

Supplemental Cash Flow Data:
Interest paid	$1,536	$1,797
Income taxes (refunded) paid, net	$(574)	$577

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Alaska Communications Systems Group, Inc. (“we”, “our”, “us”, the “Company” and “Alaska Communications”), a Delaware corporation, through its operating subsidiaries, provides broadband telecommunication and managed information technology (“IT”) services to customers in the State of Alaska and beyond using its telecommunications network.

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position, comprehensive income and cash flows of Alaska Communications Systems Group, Inc. and the following wholly-owned subsidiaries:

•       Alaska Communications Systems Holdings, Inc. (“ACS Holdings”)

•       ACS of Alaska, LLC (“ACSAK”)

•       ACS of the Northland, LLC (“ACSN”)

•       ACS of Fairbanks, LLC (“ACSF”)

•       ACS of Anchorage, LLC (“ACSA”)

•       ACS Wireless, Inc. (“ACSW”)

•       ACS Long Distance, LLC (“ACSLD”)

•       Alaska Communications Internet, LLC (“ACSI”)

•       ACS Messaging, Inc. (“ACSM”)

•       ACS Cable Systems, LLC (“ACSC”)

•       Crest Communications Corporation

•       WCI Cable, Inc.

•       WCIC Hillsboro, LLC

•       Alaska Northstar Communications, LLC

•       WCI LightPoint, LLC

•       WorldNet Communications, Inc.

•       Alaska Fiber Star, LLC

•       TekMate, LLC (“TekMate”)

In addition to the wholly-owned subsidiaries, the Company has a fifty percent interest in ACS-Quintillion JV, LLC, a joint venture formed by its wholly-owned subsidiary ACS Cable Systems, LLC and Quintillion Holdings, LLC (“QHL”) in connection with the North Slope fiber optic network. See Note 2 “Joint Venture” for additional information.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes the disclosures made are adequate to make the information presented not misleading.

The Company has consolidated the financial results of the joint venture with QHL based on its determination that, for accounting purposes, it holds a controlling financial interest in the joint venture and is the primary beneficiary of this variable interest entity. The Company has accounted for and reported QHL’s 50 percent ownership interest in the joint venture as a noncontrolling interest. See Note 2 “Joint Venture” for additional information.

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income (loss) and cash flows for all periods presented. Comprehensive loss for the three months ended March 31, 2017, is not necessarily indicative of comprehensive income (loss) which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2016 has been derived from the audited financial statements as of that date but does not include all information and notes required by GAAP for complete financial statements. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

Recently Adopted Accounting Pronouncements

In the first quarter of 2017, the Company adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The relevant provisions of ASU 2016-09 and the effect of adoption on the Company’s financial statements and related disclosures are summarized as follows: (i) The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The Company adopted these provisions on a modified retrospective basis. Excess tax benefits and tax deficiencies are included in the income tax provision beginning in the first quarter of 2017. A cumulative-effect adjustment was recorded in the first quarter of 2017 to reclassify $1,441 from additional paid in capital to retained earnings for excess tax benefits and deficiencies recorded to additional paid in capital prior to 2017. (ii) Excess tax benefits and tax deficiencies should be classified as an operating activity in the statement of cash flows. The Company adopted this provision on a retrospective basis. Tax deficiencies from share-based payments of $51 classified as a financing activity on the statement of cash flows in the first quarter of 2016 were reclassified to operating activities. See the condensed consolidated statement of cash flows. (iii) An entity may make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. Prior to 2017, the Company’s stock-based compensation expense reflected an estimate of the number of awards that were expected to vest, including an estimate of forfeitures. Effective in the first quarter 2017, the Company elected to account for forfeitures when they occur. This provision was adopted on a modified retrospective basis, and a cumulative-effect adjustment was recorded in the first quarter of 2017 to reclassify $163 from additional paid in capital to retained earnings for the effect of this accounting change on periods prior to 2017. Retained earnings was charged $96 net of the income tax effect of $67. (iv) The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates. The Company has historically withheld taxes at the minimum statutory rate. Adoption of this provision is not expected to have a material effect on the Company’s financial statements. (vii) Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. This classification is consistent with the Company’s historical practice. See the consolidated statement of stockholders’ equity, Note 8 “Stock Incentive Plans” and Note 9 “Income Taxes” for additional information.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The amendments in this update address eight specific cash flow classification issues for which current GAAP either is unclear or does not include specific guidance, and for which there exists diversity in practice: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, and early adoption is permitted. The Company adopted ASU 2016-15 effective in the first quarter of 2017 on a modified retrospective basis as required by the standard. The Company’s cash flow classifications for the eight issues addressed in ASU 2016-15, where applicable, were generally consistent with the new guidance. Accordingly, adoption of ASU 2016-15 did not have a material effect on the Company’s financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and was

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

adopted by the Company effective in the first quarter of 2017 as permitted. The Company adopted ASU 2016- 18 on a retrospective basis as required by the standard. See Note 12 “Supplemental Cash Flow Information” for additional information.

Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 and subsequent updates require that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is to be applied on a full retrospective basis or modified retrospective basis. The Company’s assessment of ASU 2014-09 and subsequent updates is ongoing and is currently expected to be completed during the second or third quarter of 2017. This assessment includes determining the effect of the new standard on the Company’s financial statements, accounting systems, business processes, and internal controls. The Company has not yet finalized its assessment of the impact of the new standard on its recognition of revenue. It is currently expected that adoption of the new standard will result in the deferral of certain contract costs, including certain sales commissions, which are currently expensed as incurred. Such deferred costs will be amortized over the period that the associated revenue is recognized. Implementation of required changes to the Company’s accounting systems, business processes and internal controls will commence upon completion of the assessment. The Company will adopt ASU 2014-09 effective January 1, 2018 and has not yet selected an adoption method.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

2.	JOINT VENTURE (Continued)

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

The table below provides certain financial information about the Joint Venture included on the Company’s consolidated balance sheet at March 31, 2017 and December 31, 2016. Cash may be utilized only to settle obligations of the Joint Venture. Because the Joint Venture is an LLC, its creditors do not have recourse to the general credit of the Company.

	2017	2016
Cash	$67	$67
Fiber and IRUs, net of accumulated depreciation of $136 and $112	$2,004	$2,029

The operating results and cash flows of the Joint Venture in the three-month periods of 2017 and 2016 were not material to the Company’s consolidated financial results.

3.	FAIR VALUE MEASUREMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

3.	FAIR VALUE MEASUREMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The estimated fair value of the Company’s 6.25% Convertible Notes due 2018 (“6.25% Notes”) Notes of $95,705 at March 31, 2017, was estimated based on quoted market prices for identical instruments on dates different from the market trade date value (Level 2). The carrying value of the 6.25% Notes at March 31, 2017 was $92,246. The estimated fair value and carrying value of the Company’s 6.25% Notes was $91,729 at December 31, 2016. The carrying values of the Company’s senior credit facilities and other long-term obligations of $180,100 and $90,075 at March 31, 2017 and December 31, 2016, respectively, approximate fair value primarily as a result of the stated interest rates of the 2017 Senior Credit Facility and 2015 Senior Credit Facilities approximating current market rates (Level 2).

The following table presents the Company’s financial liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, at each hierarchical level:

	March 31, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other long-term liabilities:
Interest rate swaps	$40	$—	$40	$—	$100	$—	$100	$—

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

As a component of the Company’s cash flow hedging strategy and to comply with the terms of the 2015 Senior Credit Facilities, on November 27, 2015, the Company entered into a pay-fixed, receive-floating interest rate swap in the notional amount of $44,827 with an interest rate of 5.833%, inclusive of a 4.5% LIBOR spread, and a maturity date of December 31, 2017. Hedge designation for this swap was established on December 18, 2015. Changes in fair value are recorded to accumulated other comprehensive loss and are reclassified to interest expense when the hedged transaction is recognized in earnings. Under the terms of the 2017 Senior Credit Facility, the Company must enter into or obtain an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings under the Agreement of a minimum of $90,000 with a weighted average life of at least two years within ninety days of March 28, 2017. Subsequent to repayment of the principal amounts outstanding under its 2015 Senior Credit Facilities on March 28, 2017, the Company redesignated the interest rate swap with a remaining notional amount of $42,058 at March 31, 2017 described above, as a hedge of variable interest rate payments under its 2017 Senior Credit Facility. See Note 5 “Long-Term Obligations” and Note 7 “Accumulated Other Comprehensive Loss.”

The following table presents the notional amount, fair value and balance sheet classification of the Company’s derivative financial instruments designated as cash flow hedges as of March 31, 2017 and December, 31, 2016:

	Balance Sheet Location	Notional Amount	Fair Value
At March 31, 2017:
Interest rate swaps	Other long-term liabilities	$42,058	$40
At December 31, 2016:
Interest rate swaps	Other long-term liabilities	$42,750	$100

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

3.	FAIR VALUE MEASUREMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The following table presents gains and losses before income taxes on the Company’s interest rate swaps designated as cash flow hedges for the three-month periods ending March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Gain (loss) recognized in accumulated other comprehensive loss	$25	$(125)
Loss reclassified from accumulated other comprehensive loss	(25)	(27)
Gain recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	—	—

4.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities consist of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Accrued payroll, benefits, and related liabilities	$15,799	$14,395
Accounts payable - trade	9,945	13,782
Deferred capacity and other revenue	3,881	4,502
Accrued interest on long-term obligations	2,567	1,026
Other	5,362	4,475

	$37,554	$38,180

Advance billings and customer deposits consist of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Advance billings	$4,165	$4,136
Customer deposits	31	31

	$4,196	$4,167

5.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at March 31, 2017 and December 31, 2016:

	2017	2016
2017 senior secured credit facility due 2023	$180,000	$—
Debt discount	(3,168)	—
Debt issuance costs	(3,355)	—
2015 senior secured credit facilities due 2018	—	86,750
Debt issuance costs	—	(1,738)
6.25% convertible notes due 2018	94,000	94,000
Debt discount	(1,754)	(2,271)
Debt issuance costs	(361)	(467)
Capital leases and other long-term obligations	3,268	3,325

	268,630	179,599
Less current portion	(3,570)	(1,973)

Long-term obligations, net of current portion	$265,060	$177,626

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

5.	LONG-TERM OBLIGATIONS (Continued)

As of March 31, 2017, the aggregate maturities of long-term obligations, including the original maturity in 2018 of the 6.25% Convertible Notes in the principal amount of $94,000, were as follows:

2017 (April 1 - December 31)	$1,914
2018 (January 1 - December 31)	100,836
2019 (January 1 - December 31)	6,639
2020 (January 1 - December 31)	8,902
2021 (January 1 - December 31)	16,267
2022 (January 1 - December 31)	86,483
Thereafter	56,227

$277,268

As of March 31, 2017, the Company had no amounts outstanding under the $15,000 revolving facility component of its 2017 Senior Credit Facility.

2017 Senior Credit Facility

On March 13, 2017 (the “Closing Date”), the Company entered into a new senior credit facility consisting of a Term A-1 Facility of $120,000, a Term A-2 Facility of $60,000 and a revolving facility of $15,000 (the “2017 Senior Credit Facility” or “Agreement”). Upon the satisfaction of certain conditions, on March 28, 2017 (the “Funding Date”), the 2017 Senior Credit Facility was funded. Gross cash proceeds totaling $176,828, net of discounts of $3,172, and cash on hand of $8,530 were utilized as follows: (i) repayment of the Company’s 2015 Senior Credit Facility due 2018 totaling $88,135, including principal, accrued interest and fees; (ii) placement of $94,000 in restricted cash to fund the purchase or repayment at maturity of its 6.25% Convertible Notes due 2018 (“6.25% Notes”); (iii) fund fees associated with tender of the 6.25% Notes of $197; and (iv) fund fees and other expenses associated with the transaction totaling $3,026. Discounts, fees and expenses associated with the 2017 Senior Credit Facility, including amounts paid in 2016, totaling $6,534 were deferred and will be charged to interest expense over the terms of the Agreement.

The Term A-1 Facility in the principal amount of $120,000 bears interest at LIBOR plus 5.0% per annum, with a LIBOR minimum of 1.0%. Quarterly principal payments are $1,500 beginning in the fourth quarter of 2017 through the first quarter of 2020; $2,250 in the second quarter of 2020 through the first quarter of 2021; and $4,000 in the second quarter of 2021 through the fourth quarter of 2021. The remaining outstanding principal balance is due on March 13, 2022.

The Term A-2 Facility in the principal amount of $60,000 bears interest at LIBOR plus 7.0% per annum, with a LIBOR minimum of 1.0%. Quarterly principal payments are $150 beginning in the fourth quarter of 2017 through the first quarter of 2021; and $600 in the second quarter of 2021 through the fourth quarter of 2022. The remaining outstanding principal balance is due on March 13, 2023.

The Company may, at its option, designate a portion of the borrowings under the Term A-1 Facility and Term A-2 Facility to bear interest at an Alternative Base Rate, which is defined as the highest of (i) the Prime Rate; (ii) the Federal Funds Effective Rate plus 0.50% per annum; and (iii) the Adjusted LIBOR Rate for an Interest Period of one month plus 1.0% per annum. If the LIBOR Rate is no longer available for such interest period, the Adjusted LIBOR Rate shall be calculated as the Administrative Agent shall select in its sole discretion. The Alternative Base Rate shall not be less than zero.

The revolving facility provides for borrowings in an aggregate amount outstanding at any one time not to exceed $15,000, including a letter of credit subfacility and swingline subfacility with commitment limitations based on amounts drawn under the revolving facility (collectively the “Revolving Facility”). The Revolving Facility bears interest at LIBOR plus 5.0% per annum, with a LIBOR minimum of 1.0%.

The obligations under the 2017 Senior Credit Facility are secured by substantially all of the personal property and certain material real property owned by the Company and its wholly-owned subsidiaries, with certain exceptions. The 2017 Senior Credit Facility contains customary representations, warranties and covenants, including covenants limiting the incurrence of debt, declaring dividends, repurchase of the Company’s common stock, making investments, dispositions, and entering into mergers and acquisitions. Financial covenants (i)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

5.	LONG-TERM OBLIGATIONS (Continued)

impose a maximum net total leverage to consolidated EBITDA ratio; and (ii) require a minimum consolidated EBITDA to fixed charge coverage ratio. The 2017 Senior Credit Facility provides for events of default customary for credit facilities of this type, including non-payment under the agreement, breach of warranty, breach of covenants, defaults on other debt, incurrence of liens on collateral, change of control and insolvency, all as defined in the Agreement. Consequences of an event of default are defined in the Agreement.

Under the terms of the 2017 Senior Credit Facility, the Company must, within ninety days of the Funding Date, enter into or obtain an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings under the Agreement of a minimum of $90,000 with a weighted average life of at least two years. Subsequent to repayment of the principal amounts outstanding under its 2015 Senior Credit Facilities on March 28, 2017, the Company redesignated its existing interest rate swap with a remaining notional amount of $42,058 at March 31, 2017, as a hedge of variable interest rate payments under its 2017 Senior Credit Facility. The Company will obtain the balance of the required interest rate hedge during the second quarter of 2017.

2015 Senior Credit Facilities

On March 28, 2017, the Company utilized proceeds from the 2017 Senior Credit Facility and cash on hand to repay, in full, the outstanding principal balance of its 2015 Senior Credit Facilities in the amount of $86,750 and accrued interest and fees totaling $1,385. The Company recorded a loss of $2,276 on the extinguishment of debt associated with this transaction, including the write-off of debt issuance costs and third-party fees. Principal payments under the 2015 Senior Credit Facility were due in 2017 and 2018.

6.25% Convertible Notes Due 2018

On March 17, 2017, the Company issued a tender offer to purchase any and all of its outstanding 6.25% Notes for cash in an amount equal to one thousand twenty-five dollars per one thousand dollars principal amount (the “Tender Offer”). The Tender Offer was subsequently amended to one thousand thirty-seven dollars and fifty cents per one thousand dollars principal amount. Under the terms of the Agreement, proceeds from the Company’s 2017 Senior Credit Facility in the amount of $94,000 must be utilized to fund the Tender Offer, the repurchase, or repayment at maturity of, the 6.25% Notes. The Tender Offer expired on April 14, 2017 and was settled on April 17, 2017. See Note 15 “Subsequent Events.”

6.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Deferred GCI capacity revenue, net of current portion	$34,745	$35,255
Other deferred IRU capacity revenue, net of current portion	15,386	15,697
Other deferred revenue, net of current portion	2,102	2,202
Other	8,336	8,384

	$60,569	$61,538

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

7.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the three-month period ended March 31, 2017:

	Defined Benefit Pension Plan	Interest Rate Swaps	Total
Balance at December 31, 2016	$(2,875)	$(35)	$(2,910)
Other comprehensive income before reclassifications	17	14	31
Reclassifications from accumulated comprehensive loss to net income	91	15	106

Net other comprehensive income	108	29	137

Balance at March 31, 2017	$(2,767)	$(6)	$(2,773)

The following table summarizes the reclassifications from accumulated other comprehensive loss to net (loss) income for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Amortization of defined benefit plan pension items:
Amortization of loss	$154	$217
Income tax effect	(63)	(89)

After tax	91	128

Amortization of loss on interest rate swap:
Reclassification to interest expense	25	27
Income tax effect	(10)	(11)

After tax	15	16

Total reclassifications, net of income tax	$106	$144

Amounts reclassified to net (loss) income from our defined benefit pension plan and interest rate swaps have been presented within “Selling, general and administrative expenses” and “Interest expense,” respectively, in the Condensed Consolidated Statements of Comprehensive (Loss) Income. The estimated amount of accumulated other comprehensive loss to be reclassified to interest expense within the next twelve months is $21. See Note 3 “Fair Value Measurements and Derivative Financial Instruments.”

8.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, stock options, restricted stock, stock-settled stock appreciation rights, performance share units and other awards may be granted to officers, employees, consultants, and non-employee directors.

Prior to 2017, the Company’s stock-based compensation expense reflected an estimate of forfeited share-based awards. Upon the adoption of ASU 2016-09 effective January 1, 2017, the Company elected to account for forfeitures when they occur. This standard was adopted on a modified retrospective basis and stock-based compensation expense for the three-month period ended March 31, 2016 has not be restated for this change.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

8.	STOCK INCENTIVE PLANS (Continued)

Adoption did not have a material effect on the Company’s stock-based compensation expense. See Note 1 “Summary of Significant Accounting Policies” for additional information.

The following table summarizes the restricted stock unit, long-term incentive award and non-employee director stock compensation activity for the three-month period ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	1,414	$1.79
Granted	38	1.85
Vested	(705)	1.81
Canceled or expired	—	—

Nonvested at March 31, 2017	747	$1.77

The following table summarizes the performance share unit activity for the three-month period ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	1,334	$1.77
Granted	—	—
Vested	(532)	1.78
Canceled or expired	(19)	1.80

Nonvested at March 31, 2017	783	$1.76

The following table provides selected information about the Company’s share-based compensation as of and for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Total compensation cost for share-based payments	$610	$805
Weighted average grant-date fair value of equity instruments granted (per share)	$1.85	$1.75
Total grant date fair value of shares vested during the period	$2,146	$1,814

At March 31:
Unamortized share-based payments	$1,220	$3,067
Weighted average period (in years) to be recognized as expense	1.4	1.8

9.	INCOME TAXES

The Company adopted ASU 2016-09 effective January 1, 2017. As required by ASU 2016-09, the Company recorded a tax deficiency from share-based payments of $29 in the provision for income taxes in the three-month period ended March 31, 2017, which decreased net income by the same amount. A tax deficiency from share-based payments of $51 in the three-month period ended March 31, 2016 was charged to additional paid-in

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

9.	INCOME TAXES (Continued)

capital in that period. ASU 2016-09 was adopted on a modified retrospective basis and the income tax provision reported for the three-month period ended March 31, 2016 was not adjusted for this change. See Note 1 “Summary of Significant Accounting Policies” for additional information.

The Company’s income tax benefit of $832 in the three-month period ended March 31, 2017 includes the $29 tax deficiency from share-based payments described above. The Company’s effective income tax rate was 54.0% and reflects the impact of permanent book to tax differences.

10.	EARNINGS PER SHARE

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

Effective in 2015, the Company discontinued use of the “if converted” method in calculating diluted earnings per share in connection with its contingently convertible debt. Accordingly, 9,143 and 9,453 shares related to the 6.25% Notes have been excluded from the calculation of diluted earnings per share for the three-month periods ended March 31, 2017 and 2016, respectively. Due to the Company’s reported net loss for the three-month period ended March 31, 2017, 1,935 potential common share equivalents outstanding, consisting of restricted stock and deferred shares granted to directors, were antidilutive and excluded from the calculation of diluted loss per share.

The calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016

Net (loss) income attributable to Alaska Communications	$(676)	$86

Weighted average common shares outstanding:
Basic shares	52,011	50,742
Effect of stock-based compensation	—	895

Diluted shares	52,011	51,637

Net (loss) income per share attributable to Alaska Communications:
Basic	$(0.01)	$0.00

Diluted	$(0.01)	$0.00

11.	RETIREMENT PLANS

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

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. As of March 31, 2017, this plan is not fully funded under the Employee Retirement Income Security Act of 1974, as amended.

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Interest cost	$156	$167
Expected return on plan assets	(185)	(181)
Amortization of loss	183	231

Net periodic pension expense	$154	$217

12.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company adopted ASU 2016-15, which addresses the classification of certain cash inflows and outflows, effective in the first quarter of 2017. ASU 2016-15 was adopted retrospectively and did not have a material effect on the Company’s statement of cash flows. See Note 1 “Summary of Significant Accounting Policies.”

The Company adopted ASU 2016-18 effective in the first quarter of 2017. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As required, the Company adopted ASU 2016-18 on a retrospective basis. The net change in restricted cash of $99 originally reported as a cash inflow from financing activities on the statement of cash flows for the three-month period ended March 31, 2016 was associated with stand-by letters of credit and was eliminated from the statement as a result of the adoption of ASU 2016-18. See Note 1 “Summary of Significant Accounting Policies” for additional information.

Restricted cash of $95,917 at March 31, 2017 consisted of $94,000 to fund the settlement of the Tender Offer, purchase or settlement at maturity of the Company’s 6.25% Notes, and certificates of deposit of $1,917 required under the terms of certain contracts to which the Company is a party. Restricted cash of $1,917 at December 31, 2016 consisted of certificates of deposit as described above. See Note 15 “Subsequent Events.”

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of financial position at March 31, 2017 and 2016 that sum to the total of these items reported in the statement of cash flows:

	March 31,
	2017	2016
Cash and cash equivalents	$11,978	$27,965
Restricted cash	95,917	1,725

Total cash, cash equivalents and restricted cash	$107,895	$29,690

The following table presents supplemental non-cash transaction information for the three-month periods ended March 31, 2017 and 2016:

	2017	2016
Supplemental Non-cash Transactions:
Capital expenditures incurred but not paid at March 31	$2,310	$7,401
Additions to ARO asset	$186	$66

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

13.	BUSINESS SEGMENTS

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

14.	COMMITMENTS AND CONTINGENCIES

The Company enters into purchase commitments with vendors in the ordinary course of business. The Company also has long-term purchase contracts with vendors to support the on-going needs of its business. These purchase commitments and contracts have varying terms and in certain cases may require the Company to buy goods and services in the future at predetermined volumes and at fixed prices.

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company establishes an accrual when a particular contingency is probable and estimable, and has recorded litigation accruals of $1,246 at March 31, 2017 against certain current claims and legal actions. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

15.	SUBSEQUENT EVENTS

The Company’s Tender Offer for its outstanding 6.25% Notes expired on April 14, 2017. As of the expiration date, $83,956 aggregate principal amount of the 6.25% Notes were validly tendered and not validly withdrawn pursuant to the Tender Offer, and were accepted for purchase by the Company at a purchase price equal to one thousand thirty-seven dollars and fifty cents per one thousand dollars principal amount. The Company settled the Tender Offer on April 17, 2017 for a total of $90,044, including principal of $83,956, accrued interest of $2,420, the premium of $3,148 and fees of $520. Settlement was funded with restricted cash of $83,956 and other cash on hand of $6,088. The Company will record a loss on the extinguishment of this debt of approximately $5,044 in the second quarter of 2017. Following settlement, 6.25% Notes in the aggregate principal amount of $10,044 remained outstanding. The purchase or settlement at maturity of the remaining 6.25% Notes will be funded, in part, with restricted cash of $10,044 designated for this purpose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	governmental and public policy changes, including on-going changes in our revenues, or obligations we will assume to receive these revenues, resulting from regulatory actions affecting inter-carrier compensation, and on-going support for federal and state programs such as lifeline services to our customers and Carrier of Last Resort obligations

•	our size, because we are a smaller sized competitor in the markets we serve and we compete against large competitors with substantially greater resources

•	the Alaskan economy, which has been impacted by continued low crude oil prices. If sustained, they could have a significant impact on both the level of spending by the State of Alaska and the level of investment in resource development projects by major natural resource exploration and development companies in Alaska. Both outcomes may impact the economy in the markets we serve and impact our future financial performance

•	our ability to maintain our new cost structure as a more focused broadband and managed information technology (“IT”) services company following the sale and subsequent wind-down of our Wireless operations. Maintaining our cost reductions is key to generating cash flow from operating activities. If we fail to maintain these reductions, our financial condition will be impacted

•	the cost and availability of future financing, at the terms, and subject to the conditions necessary, to support our business and pursue growth opportunities; our debt could also have negative consequences for our business; for example, it could increase our vulnerability to general adverse economic and industry conditions, or limit our flexibility in planning for, or reacting to, changes in our business and the telecommunications industry; in addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our credit facilities; if we are unable to satisfy the financial covenants contained in those agreements, or are unable to generate cash sufficient to make required debt payments, the lenders and other parties to those arrangements could accelerate the maturity of some or all of our outstanding indebtedness

•	disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of the physical infrastructure, operating systems or devices that our customers use to access our products and services

•	our ability to successfully renegotiate the Company’s Master Collective Bargaining Agreement with the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”) that expired on December 31, 2016. As of the date of this report, negotiations for a new agreement are continuing and the parties will operate under the terms of the prior agreement until a new contract is in place. In the event of a work stoppage, we may be required to utilize cash on hand to support the funding of operations during the affected period

•	our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including on-going capital expenditures needed to upgrade our network to industry competitive speeds, particularly in light of expected 5G deployments by mobile wireless carriers

•	our ability to continue to develop attractive, integrated products and services to evolving industry standards, and meet the pressure from competition to offer these services at lower prices

•	unanticipated damage to one or more of our undersea fiber optic cables resulting from construction or digging mishaps, fishing boats or other reasons

•	structural declines for voice and other legacy services within the telecommunications industry

•	a maintenance or other failure of our network or data centers

•	a failure of information technology systems

•	a third party claim that the Company is infringing upon their intellectual property, resulting in litigation or licensing expenses, or the loss of our ability to sell or support certain products

•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan

•	the success or failure of any future acquisitions or other major transactions

•	geologic or other natural disturbances relevant to the location of our operations

•	the ability to attract, recruit, retain and develop the workforce necessary for implementing our business plan

•	the success of the Company’s expansion into managed IT services, including the execution of such services for customers

•	the success of our joint venture with Quintillion Holdings, LLC to provide broadband solutions to the North Slope of Alaska

•	our internal control over financial reporting may not be effective, which could cause our financial reporting to be unreliable

•	our ability to meet or satisfy the terms and conditions of the 2017 Senior Credit Facility or to draw down funds under such facility or to meet its requirements

•	our ability to complete the repurchase of our 6.25% Convertible Notes due 2018 or otherwise settle such notes, or repurchase shares of our Common Stock under our repurchase program

•	the matters described under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We have observed variances in the factors affecting the Alaska economy as compared to the United States overall. Some factors, particularly the price of oil and gas, have a greater direct impact on the Alaska economy compared to other macro-economic trends impacting the U.S. economy as a whole.

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

Alaska’s economy is dependent on investment by oil companies, and state tax revenues correlate with the price of oil as the State assesses a tax based on the retail price of oil that transits the pipeline from the North Slope. The price of crude oil dropped substantially during the past three years and began to stabilize in 2016. This is primarily impacting the state in two ways:

1.	Resource based companies have indicated that, although Alaska is a strategic area of investment, they are reducing their level of spending in the state, and in particular the North Slope, by reducing their operating costs. “In flight” development projects are continuing, however, should the price of oil remain at its current levels, spending on future development is expected to be lower.

2.	The State of Alaska budget, which represents approximately 15% of the state’s total economy, is incurring deficits, but has established budgetary reserves that are available through 2017. Proposals to address these deficits include spending reductions, utilization of earnings from the state’s permanent fund and additional revenues, including new fees and taxes. Reduced spending by the State is expected to have a dampening effect on overall economic activity in the state.

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

Regulatory Update

The items reported under Part I, Item 1. Business – Regulation in our Annual Report on Form 10-K for the year ended December 31, 2016, are updated as follows. This section should be read in conjunction with the corresponding items previously disclosed in our Annual Report.

US Federal Regulatory Matters

On February 23, 2017, the FCC adopted an Order streamlining its regulatory accounting rules and harmonizing them with generally accepted accounting practices. While we are currently evaluating the effects of these rules, they have the potential to reduce our regulatory accounting costs.

On March 28, 2017, Congress passed legislation under the Congressional Review Act (“CRA”) preventing the FCC’s November 2016 data security and privacy rules from taking effect, and President Trump signed that legislation into law on April 3, 2017. Those rules were originally adopted to govern service providers’ use and sharing of information relating to their customers’ use of telecommunications services, including mass market broadband Internet access service. Our use and sharing of this information continues to be subject to legal restrictions imposed by the Communications Act of 1934, as amended, even in the absence of the FCC’s November 2016 rules. The CRA now prohibits the FCC from re-enacting those rules in substantially the same form as those that Congress blocked, and the FCC has not announced further action in this area.

On April 10, 2017, the Universal Service Administrative Company (“USAC”), which administers the FCC’s rural health care universal service support mechanism, confirmed that demand for rural health care support had exceeded the program’s $400 million annual cap in Funding Year 2016, which began July 1, 2016. As a result, USAC announced that applicants that filed successful funding requests between September 1 and November 30, 2016 would receive 92.5 percent of the funding for which they were otherwise eligible. At March 31, 2017, the Company’s accounts receivable balance of $30.0 million included approximately $10.6 million from customers potentially affected by the 92.5 percent funding limit. We are continuing to evaluate the impact of the funding cap constraints on our rural health care customers and revenues in light of these developments.

On April 20, 2017, the FCC adopted an Order updating its regulations governing business data services, which are those circuit-switched or packet-switched services that offer our dedicated point-to-point transmission of data at certain guaranteed speeds and service levels using high-capacity connections. The FCC left in place the Phase I and Phase II pricing flexibility it granted to us in 2010, and granted further price deregulation of all business data services with transmission speeds above 45 Megabits per second. For legacy circuit-switched business data services with speeds at or below that level (DS-3 or below), the FCC adopted a new competitive market test, finding that price regulation is no longer required in counties (or county-equivalents, such as Alaskan boroughs) where (a) 50 percent of the buildings in a county are within a half-mile of a location served by a competitive provider; or (b) 75 percent of the census blocks in a county have a cable provider present. We are permitted to remove business data services in competitive areas from our tariffs over the next three years, following which time we will be required to do so. In areas that do not meet this competitive market test, the FCC adjusted its “price cap” rules governing rates for legacy services that will continue to be regulated, but also permitted us to offer those services with volume and term discounts, as well as under contract tariffs, which is the equivalent of the former Phase I pricing flexibility. In general, we expect this FCC Order to support the Company’s ability to be market competitive for its business data services.

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

•	Offer Broadband Solutions to Our Customers at Work and Home We are building on strength in designing, building and operating quality broadband networks and providing new products and solutions to our customers.

We believe we can create value for our shareholders by:

•	Driving revenue growth through increasing business broadband and managed IT service revenues,

•	Generating Adjusted EBITDA and Adjusted Free Cash Flow growth through cost management, and

•	Careful allocation of capital, including selectively investing success based capital into opportunities that generate appropriate return on investment.

2017 Operating Initiatives

•	Business and Wholesale revenue growth driven by new customers, including those utilizing the North Slope fiber network.

•	Continued expansion of managed IT services, including increased product offerings to existing customers.

•	Consumer revenue growth driven by sustained broadband additions at 10MB and above and new product offerings.

•	Manage cost structure growth by effective allocation of resources, and managing labor and healthcare costs.

•	Effectively manage capital spending, focusing on customer opportunities, strategic initiatives, maintenance and utilization of funding received through CAF II support.

•	Continue improving the service experience to all of our customers in a differentiated manner from our competition.

•	Drive continued improvements in our service delivery organization to shorten service intervals and meet customers’ desired due dates.

•	Consider strategic opportunities in and out of Alaska that address scale and geographic diversification and reduce the risk of investments made in our company.

•	Continue our deployment of broadband solutions such as hosted VoIP and VPLS, and take advantage of our Metro Ethernet Forum designation.

•	Continue building strategic customer relationships, including with anchor tenant type customers.

Revenue Sources by Customer Group

We manage our revenues based on the sale of services and products to the three customer categories listed below.

•	Business and Wholesale (broadband, voice and managed IT services)

•	Consumer (broadband and voice services)

•	Regulatory (access services, high cost support and carrier termination)

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

Federal and State Support

We receive interstate and intrastate universal support funds and similar revenue streams structured by federal and state regulatory agencies that allow us to recover our cost of providing universal service in Alaska. For the year ending December 31, 2016, the Company recognized $19.7 million in federal high cost universal service revenues to support our wireline operations in high cost areas. The FCC has released the CAF Phase II order specific to Alaska Communications which transitioned from CAF Phase I frozen support to CAF Phase II. Funding under the new program will generally require the Company to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, and meet interim milestone build-out obligations. In addition to federal high cost support, the Company is designated by the State of Alaska as a Carrier of Last Resort (“COLR”) in five of the six study areas. In addition to COLR, the Company receives Carrier Common Line (“CCL”) support. We do not receive COLR or CCL funding for the ACS of Anchorage study area. As a COLR we are required to provide services essential for retail and carrier-to-carrier telecommunication throughout the applicable coverage area.

Executive Summary

The following summary should be read in conjunction with “Non-GAAP Financial Measures” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating Revenues

Total revenue of $56.7 million increased $0.4 million, or 0.7%, in the first quarter of 2017 compared with the first quarter of 2016. Business and wholesale revenue increased $1.0 million, or 2.9%, driven by broadband growth totaling $2.8 million, or 12.9%. Consumer and regulatory revenue declined $0.2 million and $0.4 million, respectively. Total broadband revenue increased $3.1 million, or 11.1%.

Operating Income

Operating income of $4.6 million in the first quarter of 2017 increased $0.3 million, or 6.0%, compared with the first quarter of 2016 due to higher revenue, partially offset by marginally higher operating expenses. These items are discussed in more detail below.

Adjusted EBITDA

Adjusted EBITDA of $14.1 million in the first quarter of 2017 increased $0.2 million, or 1.5%, from $13.9 million in the first quarter of 2016 due primarily to the growth in broadband revenue. See “Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to Net Income. As discussed in “Non-GAAP Financial Measures,” the Company does not provide a reconciliation of guidance for Adjusted EBITDA to Net Income.

Operating Metrics

Business broadband average monthly revenue per user (“ARPU”) of $356.06 in the first quarter of 2017 increased from $309.36 in the first quarter of 2016. Business broadband connections of 15,223 at March 31, 2017, increased marginally from connections of 15,189 at March 31, 2016. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as is a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons, we do not disclose our sales or performance in MRC.

Consumer broadband connections of 34,917 were up 3.2% year over year due to growth in home internet subscribers. Consumer broadband ARPU of $61.22 in the first quarter of 2017 increased from $60.59 in the first quarter of 2016.

The table below provides certain key operating metrics as of or for the periods indicated.

	March 31,
	2017	2016

Voice:
At quarter end:
Business access lines	73,313	76,262
Consumer access lines	32,519	36,567
Quarter:
ARPU - business	$23.21	$23.36
ARPU - consumer	$27.66	$28.39

Broadband:
At quarter end:
Business connections	15,223	15,189
Consumer connections	34,917	33,850
Quarter:
ARPU - business	$356.06	$309.36
ARPU - consumer	$61.22	$60.59

Liquidity

We generated cash from operating activities of $5.3 million in the first quarter of 2017 compared with $10.2 million in the first quarter of 2016. This decline was due primarily to an increase in accounts receivable in the first quarter, including those associated with certain rural health care customers.

In the first quarter of 2017, we invested a total of $6.6 million of cash in capital, including the settlement of items accrued in previous periods

In the first quarter of 2017 we entered into the 2017 Senior Credit Facility and the settled our 2015 Senior Credit Facilities. This transaction extends our senior debt maturities to 2022 and 2023 and provided funding for the tender, repurchase or settlement at maturity of our 6.25% Notes due in 2018. Subsequent to the end of the first quarter, we completed the tender offer and settled the 6.25% Notes in an aggregate principal amount of $84.0 million.

Net debt (defined as total debt excluding debt issuance costs, less cash, cash equivalents and restricted cash held for settlement of the 6.25% Notes) at March 31, 2017 was $171.3 million compared with $162.8 million at December 31, 2016. The increase reflects the utilization of $6.5 million of cash in the settlement of our 2015 Senior Credit Facilities and other changes in working capital.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three-month periods ended March 31, 2017 and 2016.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

	Three Months ended March 31,
(in thousands)	2017	2016	Change	% Change
Operating revenues:
Business and wholesale revenue
Business broadband	$16,281	$14,180	$2,101	14.8%
Business voice and other	6,631	7,090	(459)	-6.5%
Managed IT services	907	1,081	(174)	-16.1%
Equipment sales and installations	774	1,587	(813)	-51.2%
Wholesale broadband	8,317	7,598	719	9.5%
Wholesale voice and other	1,629	2,015	(386)	-19.2%

Total business and wholesale revenue	34,539	33,551	988	2.9%

Consumer revenue
Broadband	6,418	6,142	276	4.5%
Voice and other	2,910	3,382	(472)	-14.0%

Total consumer revenue	9,328	9,524	(196)	-2.1%

Total business, wholesale and consumer revenue	43,867	43,075	792	1.8%

Growth in broadband revenue	11.1%
Regulatory revenue
Access	7,941	8,172	(231)	-2.8%
High cost support	4,923	5,081	(158)	-3.1%

Total regulatory revenue	12,864	13,253	(389)	-2.9%

Total operating revenues	$56,731	$56,328	$403	0.7%

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	25,142	26,128	(986)	-3.8%
Selling, general and administrative	18,093	17,340	753	4.3%
Depreciation and amortization	8,903	8,520	383	4.5%
Loss on disposal of assets, net	19	24	(5)	-20.8%

Total operating expenses	52,157	52,012	145	0.3%

Operating income	4,574	4,316	258	6.0%

Other income and (expense):
Interest expense	(3,845)	(3,869)	24	-0.6%
Loss on extinguishment of debt	(2,276)	(336)	(1,940)	NM
Interest income	7	5	2	40.0%

Total other income and (expense)	(6,114)	(4,200)	(1,914)	45.6%

(Loss) income before income tax benefit (expense)	(1,540)	116	(1,656)	NM

Income tax benefit (expense)	832	(63)	895	NM

Net (loss) income	(708)	53	(761)	NM
Less net loss attributable to noncontrolling interest	(32)	(33)	1	-3.0%

Net (loss) income attributable to Alaska Communications	$(676)	$86	$(762)	NM

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $34.5 million increased $1.0 million, or 2.9%, in the first quarter of 2017 from $33.5 million in the first quarter of 2016. This improvement was primarily driven by a $2.1 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as multi-protocol label switching (“MPLS”), dedicated Internet and Enhanced Metro Ethernet. Business broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Business broadband ARPU increased to $356.06 in the first quarter of 2017 from $309.36 in the first quarter of 2016, or 15.1%, and Business broadband connections increased marginally year over year. Wholesale broadband revenue increased $0.7 million. These increases were partially offset by a $0.8 million decline in equipment sales and installations, a $0.8 million decline in voice and other revenue and a $0.2 million decline in Managed IT services. Business voice connections decreased 2,949, or 3.9% year over year and ARPU of $23.21 was down marginally compared with $23.36 in 2016. While connections and ARPU serve as data points to support the analysis of period-over-period changes in revenue, they are not critical indicators utilized by the Company to manage the Business and Wholesale customer group.

Consumer

Consumer revenue of $9.3 million decreased $0.2 million, or 2.1%, in the first quarter of 2017. Broadband revenue increased 4.5% year over year due to a 1,067, or 3.2%, increase in connections and a 1.0% increase in ARPU to $61.22 from $60.59 in the prior year. Voice and other revenue decreased $0.5 million primarily due to 4,048 fewer connections and a decrease in ARPU to $27.66 from $28.39 in the prior year.

Regulatory

Regulatory revenue of $12.9 million decreased $0.4 million, or 2.9%, in the first quarter of 2017 from $13.3 million in the first quarter of 2016. Access revenue declined $0.2 million due to lower eligible access lines combined with lower rates. High cost support declined $0.2 million year over year due to a one-time $0.2 million increase recorded in 2016.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales of $25.1 million decreased $1.0 million, or 3.8%, in the first quarter of 2017 from $26.1 million in the first quarter of 2016. This decrease primarily reflects lower labor, circuit and data costs.

Selling, General and Administrative

Selling, general and administrative expenses of $18.1 million increased $0.8 million, or 4.3%, in the first quarter of 2017 from $17.3 million in the first quarter of 2016. This increase reflects higher legal, bad debt and marketing costs, partially offset by lower labor, audit and regulatory expenses.

Depreciation and Amortization

Depreciation and amortization expense of $8.9 million increased $0.4 million, or 4.5%, in the first quarter of 2017 from $8.5 million in the first quarter of 2016. This increase reflects, in part, broadband equipment (which typically has shorter depreciable lives) comprising an increased proportion of the Company’s assets.

Other Income and Expense

Interest expense of $3.8 million in the first quarter of 2017 compares with $3.9 million in the first quarter of 2016. As discussed below, the Company completed a portion of its refinancing transaction in March 2017. The cost of borrowing under the 2017 Senior Credit Facility is similar to that of the 2015 Senior Credit Facilities. The $2.3 million loss on extinguishment of debt in the first quarter of 2017 was associated with the settlement of the 2015 Senior Credit Facilities and included the write-off of unamortized debt issuance costs and third-party fees. The $0.3 million loss on extinguishment of debt in the first quarter of 2016 was associated with the repurchase of our 6.25% Notes in the principal amount of $10.0 million.

Income Taxes

The income tax benefit and effective tax rate in the first quarter of 2017 of $0.8 million and 54.0%, respectively, reflect the impact of permanent book to tax differences on the relative small loss before tax.

Income tax expense and the effective tax rate in the first quarter of 2016 were $0.1 million and 54.3%, respectively, and reflect certain discrete items specific to the first quarter.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of our joint venture with QHL was $32 thousand and $33 thousand in the first quarter of 2017 and 2016, respectively.

Net Income Attributable to Alaska Communications

The net loss attributable to Alaska Communications of $0.7 million in the first quarter of 2017 compares with net income of $0.1 million in the same period of 2016. The year over year results reflect the revenue and expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures and scheduled debt service under our 2015 Senior Credit Facilities in the first quarter of 2017 through internally generated funds and cash on hand. At March 31, 2017, we had $12.0 million of cash and cash equivalents, $95.9 million in restricted cash, $94.0 million of which was designated for settlement of the 6.2% Notes, and a $15.0 million undrawn revolving credit facility.

Our major sources and uses of funds in the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net cash provided by operating activities	$5,298	$10,181
Capital expenditures	$(5,148)	$(5,175)
Change in unsettled capital expenditures	$(1,225)	$(4,225)
Proceeds on sale of assets	$3	$2,663
Repayments of long-term debt	$(86,806)	$(10,617)
Proceeds from the issuance of long-term debt	$180,000	$—
Debt issuance costs and discounts	$(5,217)	$(37)
Cash paid for debt extinguishment	$(1,313)	$(150)
Interest paid (1)	$(1,536)	$(1,797)
Payment of withholding taxes on stock-based compensation	$(599)	$(472)
Income taxes refunded (paid), net (1)	$574	$(577)

(1)	Included in net cash provided by operating activities.

Cash Flows from Operating Activities

Cash provided by operating activities of $5.3 million in the first quarter of 2017 compares with $10.2 million in the first quarter of 2016. The year over year decrease was primarily due to higher accounts receivable in 2017 as described below, partially offset by payments in 2016 associated with the wind-down of wireless operations. Interest payments, net of cash interest income and including capitalized interest, were $1.5 million and $1.8 million in the first quarter of 2017 and 2016, respectively.

Cash provided by operating activities of $5.3 million in the first quarter of 2017 reflects net income excluding non-cash items (defined as cash provided by operating activities excluding charges in operating assets and liabilities) of $11.3 million offset by a $5.5 million increase in accounts receivable and other current assets. This increase was largely due to the timing of receipts from certain rural health care customers.

Cash provided by operating activities of $10.2 million in the first quarter of 2016 reflects net income excluding non-cash items of $9.5 million and a $2.9 million increase in accounts payable and other current liabilities, partially offset by a $1.4 million increase in accounts receivable and other current assets and a $0.6 million increase in materials and supplies.

Cash Flows from Investing Activities

Cash used by investing activities of $6.6 million in the first quarter of 2017 consisted primarily of expenditures on capital totaling $6.4 million. Of $5.1 million incurred in 2017, $3.3 million was success based versus maintenance.

Cash used by investing activities of $7.0 million in the first quarter of 2016 consisted primarily of expenditures on capital totaling $9.4 million. Of $5.2 million incurred in 2016, $1.6 million was success based versus maintenance. Proceeds on the sale of assets included the second payment of $2.7 million for the fiber strands sold to QHL in 2015. The Company’s final payment of $5.5 million for the purchase of the Fiber Optic System in 2015 was made in the second quarter of 2016.

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

Cash Flows from Financing Activities

Cash provided by financing activities of $86.1 million in the first quarter of 2017 consisted of gross proceeds of $180.0 million from the issuance of the 2017 Senior Credit Facility, repayment of the outstanding principal of the 2015 Senior Credit Facilities of $86.8 million, payment of debt issuance costs and discounts associated with the 2017 Senior Credit Facility of $5.2 million and payment of debt extinguishment costs of $1.3 million.

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

On March 13, 2017, we entered into the 2017 Senior Credit Facility consisting of a Term A-1 Facility of $120 million, a Term A-2 Facility of $60 million and a revolving facility of $15 million. On March 28, 2017, the 2017 Senior Credit Facility was funded.

The obligations under the 2017 Senior Credit Facility are secured by substantially all personal property and certain material real property owned by the Company and its wholly-owned subsidiaries, with certain exceptions. The 2017 Senior Credit Facility contains customary representations, warranties and covenants, including covenants limiting the incurrence of debt, declaring dividends, making investments, dispositions, and entering into mergers and acquisitions. Repurchases of the Company’s common stock are subject to a $10 million limitation, satisfying a minimum liquidity and cash-flow requirement and other conditions as described in the Agreement. Upon achieving certain Net Total Leverage Ratio targets, additional repurchases may be made. The 2017 Senior Credit Facility provides for events of default customary for credit facilities of this type, including non-payment under the agreement, breach of warranty, breach of covenants, defaults on other debt, incurrence of liens on collateral, change of control and insolvency, all as defined in the Agreement. Consequences of an event of default are defined in the Agreement.

The 2017 Senior Credit Facility requires the maintenance of certain financial ratios as defined in the Agreement and summarized below. The Company was in compliance with all relevant financial ratios at March 31, 2017.

Net Total Leverage Ratio: The ratio of our (a) total debt, less unrestricted cash and cash equivalents held in pledged accounts, less cash held for repurchase or repayment of the 6.25% Notes to (b) Consolidated EBITDA (as defined more specifically below) for the consecutive four fiscal quarters ending as of the calculation date. The maximum allowable net total leverage ratio is provided in the table below.

Period	Ratio

March 28, 2017 through June 30, 2017	3.75 to 1.00
July 1, 2017 through December 31, 2017	3.50 to 1.00
January 1, 2018 through June 30, 2018	3.25 to 1.00
July 1, 2018 through December 31, 2018	3.00 to 1.00
January 1, 2019 through September 30, 2019	2.75 to 1.00
October 1, 2019 and thereafter	2.50 to 1.00

At March 31, 2017, our actual net total leverage ratio was 2.97 to 1.00.

Fixed Charge Coverage Ratio: The ratio of our (a) Consolidated EBITDA for the consecutive four fiscal quarters ending as of the calculation date to (b) the sum of, for the same period, consolidated interest expense, capital expenditures (with certain exceptions), the current portion of long term debt including capital lease obligations, restricted payments, and cash payments for income taxes. This ratio is calculated at June 30, 2017 using the most recent fiscal quarter multiplied by four; at September 30, 2017 using the most recent two fiscal quarters multiplied by two; and at December 31, 2017 using the most recent three fiscal quarters multiplied by four-thirds. The minimum fixed charge coverage ratio is 1.05 to 1.00 commencing June 30, 2017.

Consolidated EBITDA, as defined in the 2017 Senior Credit Facility, means consolidated net income attributable to Alaska Communications, plus (to the extent deducted in calculating net income) the sum of:

•	cash and non-cash interest expense;

•	depreciation and amortization expense;

•	income taxes;

•	other non-cash charges and expenses, including equity-based compensation expense;

•	the write down or write off on any assets, other than accounts receivable;

•	subject to limitation, fees and out-of-pocket transaction costs incurred in connection with the 2017 refinancing transactions;

•	unusual, non-recurring losses, charges and expenses;

•	one-time costs associated with permitted acquisitions; and

•	cost savings from synergies in connection with permitted acquisitions or dispositions.

minus (to the extent included in calculating net income) the sum of:

•	unusual, non-recurring gains on permitted sales or dispositions of assets and casualty events;

•	cash and non-cash interest income;

•	other unusual nonrecurring items;

•	the write up of any asset;

•	patronage refunds or similar distributions from any lender; and

•	the Company’s share of earnings in its joint venture with Quintillion if such earnings exceed $0.5 million and at least 50% of the Company’s share in such earnings have not been received in cash by the Company.

Consolidated EBITDA as defined in the 2017 Senior Credit Facility is not a GAAP measure and is not consistent with Adjusted EBITDA presented elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Term A-1 Facility bears interest at LIBOR plus 5.0% per annum, with a LIBOR minimum of 1.0%. The Term A-2 Facility bears interest at LIBOR plus 7.0% per annum, with a LIBOR minimum of 1.0%. The revolving facility bears interest at LIBOR plus 5.0% per annum, with a LIBOR minimum of 1.0%.

The weighted interest rate on the 2017 Senior Credit Facility was 6.67% at March 31, 2017.

In the second quarter of 2017, the Company’s Board of Directors authorized a program to repurchase up to $10 million of the Company’s outstanding common stock. Repurchases can be conducted in the open market or through private transactions, including through purchases made in accordance with Rule 10b plans. The timing and amount of repurchases will be determined by the Company based on its evaluation of market conditions, its financial position, the trading price of its stock and other factors. The Company intends to use cash on hand to fund share repurchases subject to, among other things, federal and state securities, corporate and other laws and regulations, and the Company’s financing arrangements. Shares repurchased under this program will be accounted for as treasury stock.

We believe that we will have sufficient cash on hand, cash provided by operations and availability under our 2017 Senior Credit Facility to service our debt and fund our operations, capital expenditures and other obligations over the next twelve months. However, our ability to make such an assessment is dependent upon our future financial performance, which is subject to future economic conditions and to financial, business, regulatory, competitive entry and many other factors, many of which are beyond our control and could impact us during the time period of this assessment. See Item 1A. Risk Factors in our Annual Report on Form 10-K for further information regarding these risks.

Contractual Obligations

Our contractual obligations as of December 31, 2016 are presented in the following table. The amounts presented are consistent with those presented in our Annual Report on Form 10-K for the year ended December 31, 2016, other than obligations for long-term debt and interest on long-term debt. These items have been adjusted to reflect the effect of our refinancing transactions in March and April 2017, including repayment in full of the 2015 Senior Credit Facilities and settlement of the 6.25% Notes in the amount of $83,956 with proceeds from the issuance of the 2017 Senior Credit Facility. Long-term debt payments in 2017 consist only of scheduled principal payments on the 2017 Senior Credit Facility. For purpose of this presentation, payment of the remaining principal balance of our 6.25% Notes of $10,044 at April 17, 2017 is assumed to occur on their maturity date in 2018 utilizing, in part, restricted cash designated for this purpose.

(in thousands)	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt	$190,044	$1,650	$23,244	$25,050	$140,100
Interest on long-term debt	66,856	11,924	24,451	22,175	8,306
Capital leases	3,325	323	275	119	2,608
Operating leases	50,504	7,634	12,581	8,830	21,459
Unconditional purchase obligations	50,988	6,429	7,989	6,497	30,073

Total contractual cash obligations	$361,717	$27,960	$68,540	$62,671	$202,546

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

Adjusted EBITDA is defined as net income (loss) before interest, loss on extinguishment of debt, depreciation and amortization, gain or loss on asset purchases or disposals, income taxes, stock-based compensation, pension adjustments, net loss attributable to noncontrolling interest and expenses under the Company’s long term cash incentive plan (“LTCI”). LTCI expenses are considered part of an interim compensation structure, which ended in 2016, to mitigate the dilutive impact of additional share issuances for executive compensation.

Management considers Adjusted Free Cash Flow a non-GAAP liquidity measure and is defined as Adjusted EBITDA, less recurring operating cash requirements which include capital expenditures, net of cash received for a fiber build for a carrier customer, less cash income taxes refunded or paid, cash interest paid, and amortization of GCI capacity revenue. Amortization of deferred revenue associated with our interconnection agreement with GCI is excluded from Adjusted Free Cash Flow because no cash was received by the Company in connection with this agreement. Amortization of all other deferred revenue, including that associated with other IRU capacity arrangements, is included in Adjusted Free Cash Flow because cash was received by the Company, typically at contract inception, and is being amortized to revenue over the term of the relevant agreement. Amortization of deferred revenue included in our operating revenues for the three-month periods ended March 31, 2017 and 2016, were as follows:

	Three Months Ended March 31,
	2017	2016
GCI capacity revenue	$511	$509
Other deferred capacity revenue	336	338

Total deferred capacity revenue	847	847
Other defered revenue	836	725

Total	$1,683	$1,572

The Company does not provide reconciliations of guidance for Adjusted EBITDA to Net Income, and Adjusted Free Cash Flow to Net Cash Provided by Operating Activities, in reliance on the unreasonable efforts exception provided under Item 10(e)(1)(i)(B) of Regulation S-K. The Company does not forecast certain items required to develop the comparable GAAP financial measures. These items are charges and benefits for uncollectible accounts, certain other non-cash expenses, unusual items typically excluded from Adjusted EBITDA and Adjusted Free Cash Flow, and changes in operating assets and liabilities (generally the most significant of these items, representing cash outflows of $6.0 million in the three-month period ended March 31, 2017).

Adjusted EBITDA and Adjusted Free Cash Flow are not GAAP measures and should not be considered a substitute for Net Income, Net Cash Provided by Operating Activities, or Net Cash Provided or Used. Adjusted EBITDA as computed below is not consistent with the definition of Consolidated EBITDA referenced in our 2017 Senior Credit Facility, and other companies may not calculate Non-GAAP measures in the same manner we do.

The following tables provide the computation of Adjusted EBITDA and reconciliation to Net (Loss) Income, and the computation of Adjusted Free Cash Flow and reconciliation to Net Cash Provided by Operating Activities for the three-month periods ended March 31, 2017 and 2016:

Adjusted EBITDA

	Three Months Ended March 31,
	2017	2016

Net (loss) income	$(708)	$53
Add (subtract):
Interest expense	3,845	3,869
Loss on extinguishment of debt	2,276	336
Interest income	(7)	(5)
Depreciation and amortization	8,903	8,520
Loss on disposal of assets, net	19	24
Income tax (benefit) expense	(832)	63
Stock-based compensation	610	805
Long-term cash incentives	—	211
Pension adjustment	—	21
Net loss attributable to noncontrolling interest	32	33

Adjusted EBITDA	$14,138	$13,930

Reconciliation of Net Cash Provided by Operating Activities to Adjusted

Free Cash Flow and Computation of Adjusted Free Cash Flow

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$5,298	$10,181
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow:
Capital expenditures	(5,148)	(5,175)
Proceeds on sale of fiber to joint venture partner	—	2,650
Amortization of deferred capacity revenue	847	847
Amortization of GCI capacity revenue	(511)	(509)
Amortization of debt issuance costs and debt discount	(1,025)	(1,016)
Interest expense	3,845	3,869
Interest paid	(1,536)	(1,797)
Interest income	(7)	(5)
Income tax (benefit) expense	(832)	63
Income taxes (payable) receivable	(574)	730
Income taxes refunded (paid), net	574	(577)
Deferred income tax benefit (expense)	832	(267)
Tax deficiencies from share-based payments	—	51
(Charge) benefit for uncollectible accounts	(89)	132
Long-term cash incentives	—	211
Pension adjustment	—	21
Net loss attributable to noncontrolling interest	32	33
Other non-cash expense, net	(145)	(217)
Changes in operating assets and liabilities	5,956	(703)

Adjusted free cash flow	$7,517	$8,522

Adjusted EBITDA	$14,138	$13,930

Less:
Capital expenditures	(5,148)	(5,175)
Proceeds on sale of fiber to joint venture partner	—	2,650
Amortization of deferred GCI capacity revenue	(511)	(509)
Income taxes refunded (paid), net	574	(577)
Interest paid	(1,536)	(1,797)

Adjusted free cash flow	$7,517	$8,522

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

Our financial guidance for the full year 2017 is as follows:

•	Total revenue of $229 million to $235 million.

•	Adjusted EBITDA of $59 million to $61 million.

•	Capital spending of $35 million to $38 million.

•	Adjusted free cash flow of $4 million to $7 million.

As discussed in “Non-GAAP Financial Measures,” the Company does not provide reconciliations of guidance for Adjusted EBITDA to Net Income, and Adjusted Free Cash Flow to Net Cash Provided by Operating Activities.

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of March 31, 2017, we have recorded litigation accruals of $1.2 million against certain of those claims and legal actions. Estimates involved in developing these litigation accruals could change as these claims, legal actions and regulatory proceedings progress. See also Part II, Item 1. Legal Proceedings.

EMPLOYEES

As of March 31, 2017, we employed 631 regular full-time employees, 6 regular part-time employees and 3 temporary employees, compared with 629, 9 and 4, respectively at December 31, 2016. Approximately 55% of our employees are represented by the IBEW. Our Master Collective Bargaining Agreement (“CBA”) with the IBEW governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska and expired on December 31, 2016. As of the date of this report we continue to operate under the prior agreement. Negotiations for a new agreement are continuing, and Management considers employee relations to be generally good.

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional discussion on the application of these significant accounting policies, see “Critical Accounting Policies and Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016. These policies and estimates are considered critical because they had a material impact, or have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates.

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

Recently Adopted Accounting Pronouncements

In the first quarter of 2017, the Company adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The relevant provisions of ASU 2016-09 and the effect of adoption on the Company’s financial statements and related disclosures are summarized as follows: (i) The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The Company adopted these provisions on a modified retrospective basis. Excess tax benefits and tax deficiencies are included in the income tax provision beginning in the first quarter of 2017. A cumulative-effect adjustment was recorded in the first quarter of 2017 to reclassify $1,441 from additional paid in capital to retained earnings for excess tax benefits and deficiencies recorded to additional paid in capital prior to 2017. (ii) Excess tax benefits and tax deficiencies should be classified as an operating activity in the statement of cash flows. The Company adopted this provision on a retrospective basis. Tax deficiencies from share-based payments of $51 classified as a financing activity on the statement of cash flows in the first quarter of 2016 were reclassified to operating activities. See the condensed consolidated statement of cash flows. (iii) An entity may make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. Prior to 2017, the Company’s stock-based compensation expense reflected an estimate of the number of awards that were expected to vest, including an estimate of forfeitures. Effective in the first quarter 2017, the Company elected to account for forfeitures when they occur. This provision was adopted on a modified retrospective basis, and a cumulative-effect adjustment was recorded in the first quarter of 2017 to reclassify $163 from additional paid in capital to retained earnings for the effect of this accounting change on periods prior to 2017. Retained earnings was charged $96 net of the income tax effect of $67. (iv) The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates. The Company has historically withheld taxes at the minimum statutory rate. Adoption of this provision is not expected to have a material effect on the Company’s financial statements. (vii) Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. This classification is consistent with the Company’s historical practice. See the consolidated statement of stockholders’ equity, Note 8 “Stock Incentive Plans” and Note 9 “Income Taxes” for additional information.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The amendments in this update address eight specific cash flow classification issues for which current GAAP either is unclear or does not include specific guidance, and for which there exists diversity in practice: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, and early adoption is permitted. The Company adopted ASU 2016-15 effective in the first quarter of 2017 on a modified retrospective basis as required by the standard. The Company’s cash flow classifications for the eight issues addressed in ASU 2016-15, where applicable, were generally consistent with the new guidance. Accordingly, adoption of ASU 2016-15 did not have a material effect on the Company’s financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and was adopted by the Company effective in the first quarter of 2017 as permitted. The Company adopted ASU 2016-18 on a retrospective basis as required by the standard. See Note 12 “Supplemental Cash Flow Information” for additional information.

Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 and subsequent updates require that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is to be applied on a full retrospective basis or modified retrospective basis. The Company’s assessment of ASU 2014-09 and subsequent updates is ongoing and is currently expected to be completed during the second or third quarter of 2017. This assessment includes determining the effect of the new standard on the Company’s financial statements, accounting systems, business processes, and internal controls. The Company has not yet finalized its assessment of the impact of the new standard on its recognition of revenue. It is currently expected that adoption of the new standard will result in the deferral of certain contract costs, including certain sales commissions, which are currently expensed as incurred. Such deferred costs will be amortized over the period that the associated revenue is recognized. Implementation of required changes to the Company’s accounting systems, business processes and internal controls will commence upon completion of the assessment. The Company will adopt ASU 2014-09 effective January 1, 2018 and has not yet selected an adoption method.

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

Our primary exposure to market risk is associated with changes in interest rates. The interest rates and cash interest payments were substantially fixed on approximately $55.4 million, or 29%, of our total borrowings of $193.3 million, as of March 31, 2017, net of the settlement of our 6.25% Notes in the aggregate principal amount of $84.0 million on April 17, 2017. Our 6.25% Notes have a fixed coupon rate. The $120.0 million Term A-1 Facility of our 2017 Senior Credit Facility bears interest of LIBOR plus 5.0% with a LIBOR floor of 1.0% and the $60.0 million Term A-2 Facility bears interest of LIBOR plus 7.0% with a LIBOR floor of 1.0% as of March 31, 2017.

We manage a portion of our exposure to fluctuations in LIBOR and the resulting impact on interest expense and cash interest payments on our 2017 Senior Credit Facility through the utilization of a pay-fixed, receive-floating interest rate swap designated as a cash flow hedge. As of March 31, 2017, interest expense on $42.1 million, or approximately 23%, of the amount outstanding under the 2017 Senior Senior Credit Facility was hedged. A hypothetical 100 basis point increase in LIBOR over the floor of 1.0% during the next twelve months would result in an approximately $1.4 million increase in interest expense and cash interest payments associated with the unhedged portion of the 2017 Senior Credit Facility. Under the terms of the 2017 Senior Credit Facility, the Company is required to hedge the variable rate interest payments on a minimum of $90.0 million principal borrowed under the Agreement for a weighted average life of at least two years. The Company expects to enter into new or incremental hedging agreements to comply with this requirement during the second quarter of 2017.

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

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the first quarter of 2017 and have concluded that there were no changes to our internal control over financial reporting during the first quarter of 2017 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of March 31, 2017, we have recorded litigation accruals of $1.2 million against certain current claims and legal actions. Other than as described above and as disclosed previously in Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2016, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Working Capital Restrictions and Other Limitations on the Payment of Dividends

Our 2017 Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and the payment of dividends. The 2017 Senior Credit Facility also requires that we maintain certain financial ratios.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit	Where Located

10.1	Compensation Letter from Alaska Communications Systems Group, Inc. to Randy Ritter dated April 3, 2017.	Exhibit 10.1 to Form 8-K (filed April 17, 2017

10.2	Compensation Letter from Alaska Communications Systems Group, Inc. to William Bishop dated April 3, 2017.	Exhibit 10.2 to Form 8-K (filed April 17, 2017)

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Date: May 5, 2017	/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2017	/s/ Laurie Butcher
Laurie Butcher
Senior Vice President of Finance
(Principal Financial and Accounting Officer)