Form 10-Q
period 2017-06-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2017-08-04
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 25, 2017, there were outstanding 52,433,202 shares of Common Stock, $.01 par value, of the registrant.

Exhibit 10.1

Exhibit 10.2

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 101.INS

Exhibit 101.SCH

Exhibit 101.CAL

Exhibit 101.DEF

Exhibit 101.LAB

Exhibit 101.PRE

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$12,982	$21,228
Restricted cash	11,924	1,917
Accounts receivable, net of allowance of $2,365 and $1,115	22,240	25,062
Materials and supplies	5,577	4,917
Prepayments and other current assets	7,340	5,995

Total current assets	60,063	59,119

Property, plant and equipment	1,357,723	1,349,899
Less: accumulated depreciation and amortization	(996,459)	(983,050)

Property, plant and equipment, net	361,264	366,849

Deferred income taxes	16,266	14,718
Other assets	1,773	1,674

Total assets	$439,366	$442,360

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term obligations	$15,958	$1,973
Accounts payable, accrued and other current liabilities	30,917	38,180
Advance billings and customer deposits	4,351	4,167

Total current liabilities	51,226	44,320

Long-term obligations, net of current portion	171,708	177,626
Other long-term liabilities, net of current portion	60,949	61,538

Total liabilities	283,883	283,484

Commitments and contingencies
Alaska Communications stockholders’ equity:
Common stock, $.01 par value; 145,000 authorized; 52,435 issued and outstanding at June 30, 2017; 51,477 issued and outstanding at December 31, 2016	524	515
Additional paid in capital	157,929	159,474
(Accumulated deficit) retained earnings	(1,377)	752
Accumulated other comprehensive loss	(2,574)	(2,910)

Total Alaska Communications stockholders’ equity	154,502	157,831
Noncontrolling interest	981	1,045

Total stockholders’ equity	155,483	158,876

Total liabilities and stockholders’ equity	$439,366	$442,360

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenues	$58,536	$56,262	$115,267	$112,590

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	26,454	25,543	51,596	51,671
Selling, general and administrative	17,438	17,586	35,531	34,926
Depreciation and amortization	9,028	8,640	17,931	17,160
Loss on disposal of assets, net	14	128	33	152

Total operating expenses	52,934	51,897	105,091	103,909

Operating income	5,602	4,365	10,176	8,681

Other income and (expense):
Interest expense	(3,913)	(3,852)	(7,758)	(7,721)
Loss on extinguishment of debt	(5,158)	—	(7,434)	(336)
Interest income	7	6	14	11

Total other income and (expense)	(9,064)	(3,846)	(15,178)	(8,046)

(Loss) income before income tax benefit (expense)	(3,462)	519	(5,002)	635

Income tax benefit (expense)	632	(236)	1,464	(299)

Net (loss) income	(2,830)	283	(3,538)	336

Less net loss attributable to noncontrolling interest	(32)	(34)	(64)	(67)

Net (loss) income attributable to Alaska Communications	(2,798)	317	(3,474)	403

Other comprehensive income (loss):
Minimum pension liability adjustment	29	14	58	28
Income tax effect	(12)	(6)	(24)	(15)
Amortization of defined benefit plan loss	154	217	308	434
Income tax effect	(63)	(89)	(126)	(178)
Interest rate swap marked to fair value	131	(49)	156	(174)
Income tax effect	(54)	20	(65)	71
Reclassification to interest expense	24	26	49	53
Income tax effect	(10)	(11)	(20)	(22)

Total other comprehensive income	199	122	336	197

Total comprehensive (loss) income attributable to Alaska Communications	(2,599)	439	(3,138)	600

Net loss attributable to noncontrolling interest	(32)	(34)	(64)	(67)
Total other comprehensive income attributable to noncontrolling interest	—	—	—	—

Total comprehensive loss attributable to noncontrolling interest	(32)	(34)	(64)	(67)

Total comprehensive (loss) income	$(2,631)	$405	$(3,202)	$533

Net (loss) income per share attributable to Alaska Communications:
Basic and Diluted	$(0.05)	$0.01	$(0.07)	$0.01

Weighted average shares outstanding:
Basic	52,341	51,231	52,177	50,986

Diluted	52,341	52,138	52,177	52,006

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2017

(Unaudited, In Thousands Except Per Share Amounts)

	Alaska Communications Stockholders’ Equity
	Shares	Common Stock	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Stockholders’ Equity

Balance at December 31, 2016	51,477	$515	$159,474	$752	$(2,910)	$1,045	$158,876

Total comprehensive (loss) income	—	—	—	(3,474)	336	(64)	(3,202)

Cumulative effect of new accounting principles adopted	—	—	(1,278)	1,345	—	—	67

Stock compensation	—	—	581	—	—	—	581

Extinguishment of convertible note options, net of tax	—	—	(359)	—	—	—	(359)
Surrender of shares to cover minimum withholding taxes on stock-based compensation	—	—	(599)	—	—	—	(599)
Issuance of common stock, pursuant to stock plans, $.01 par	958	9	110	—	—	—	119

Balance at June 30, 2017	52,435	$524	$157,929	$(1,377)	$(2,574)	$981	$155,483

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net (loss) income	$(3,538)	$336
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,931	17,160
Loss on disposal of assets, net	33	152
Amortization of debt issuance costs and debt discount	1,537	2,021
Loss on extinguishment of debt	7,434	336
Amortization of deferred capacity revenue	(1,717)	(1,702)
Stock-based compensation	581	1,447
Deferred income tax (benefit) expense	(1,466)	495
Tax deficiencies from share-based payments	—	(51)
Charge for uncollectible accounts	1,633	77
Other non-cash expense, net	288	414
Income taxes payable (receivable)	574	(722)
Changes in operating assets and liabilities	(6,225)	(1,077)

Net cash provided by operating activities	17,065	18,886

Cash Flows from Investing Activities:
Capital expenditures	(10,522)	(13,662)
Capitalized interest	(463)	(548)
Change in unsettled capital expenditures	(2,043)	(9,156)
Proceeds on sale of assets	4	2,663

Net cash used by investing activities	(13,024)	(20,703)

Cash Flows from Financing Activities:
Repayments of long-term debt	(174,013)	(11,486)
Proceeds from the issuance of long-term debt	183,000	—
Debt issuance costs and discounts	(5,508)	(44)
Cash paid for debt extinguishment	(5,279)	(150)
Cash proceeds from noncontrolling interest	—	75
Payment of withholding taxes on stock-based compensation	(599)	(472)
Proceeds from the issuance of common stock	119	128

Net cash used by financing activities	(2,280)	(11,949)

Change in cash, cash equivalents and restricted cash	1,761	(13,766)
Cash, cash equivalents and restricted cash, beginning of period	23,145	37,825

Cash, cash equivalents and restricted cash, end of period	$24,906	$24,059

Supplemental Cash Flow Data:
Interest paid	$7,595	$6,359
Income taxes (refunded) paid, net	$(572)	$577

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive (loss) income and cash flows for all periods presented. Comprehensive loss for the three and six months ended June 30, 2017, is not necessarily indicative of comprehensive (loss) income which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2016 has been derived from the audited financial statements as of that date but does not include all information and notes required by GAAP for complete financial statements. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

Recently Adopted Accounting Pronouncements

In the first quarter of 2017, the Company adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The relevant provisions of ASU 2016-09 and the effect of adoption on the Company’s financial statements and related disclosures are summarized as follows: (i) The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The Company adopted these provisions on a modified retrospective basis. Excess tax benefits and tax deficiencies are included in the income tax provision beginning in the first quarter of 2017. A cumulative-effect adjustment was recorded in the first quarter of 2017 to reclassify $1,441 from additional paid in capital to retained earnings for excess tax benefits and deficiencies recorded to additional paid in capital prior to 2017. (ii) Excess tax benefits and tax deficiencies should be classified as an operating activity in the statement of cash flows. The Company adopted this provision on a retrospective basis. Tax deficiencies from share-based payments of $51 classified as a financing activity on the statement of cash flows in the six-month period of 2016 were reclassified to operating activities. See the condensed consolidated statement of cash flows. (iii) An entity may make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. Prior to 2017, the Company’s stock-based compensation expense reflected an estimate of the number of awards that were expected to vest, including an estimate of forfeitures. Effective in the first quarter 2017, the Company elected to account for forfeitures when they occur. This provision was adopted on a modified retrospective basis, and a cumulative-effect adjustment was recorded in the first quarter of 2017 to reclassify $163 from additional paid in capital to retained earnings for the effect of this accounting change on periods prior to 2017. Retained earnings was charged $96 net of the income tax effect of $67. (iv) The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates. The Company has historically withheld taxes at the minimum statutory rate. Adoption of this provision is not expected to have a material effect on the Company’s financial statements. (vii) Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. This classification is consistent with the Company’s historical practice. See the consolidated statement of stockholders’ equity, Note 9 “Stock Incentive Plans” and Note 10 “Income Taxes” for additional information.

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

cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and was adopted by the Company effective in the first quarter of 2017 as permitted. The Company adopted ASU 2016-18 on a retrospective basis as required by the standard. See Note 13 “Supplemental Cash Flow Information” for additional information.

Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 and subsequent updates require that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is to be applied on a full retrospective basis or modified retrospective basis. The Company’s assessment of ASU 2014-09 and subsequent updates is nearing completion and is currently expected to be completed during the third quarter of 2017. This assessment includes determining the effect of the new standard on the Company’s financial statements, accounting systems, business processes, and internal controls. Based on its assessment to date, the Company does not currently expect adoption to have a material effect on its consolidated revenues. It is currently expected that adoption of the new standard will result in the deferral of certain contract fulfillment and other costs, including certain sales commissions, connection costs and modems, which are currently expensed as incurred. Such deferred costs will be amortized over the period that the associated revenue is recognized. The Company is in the early stages of implementation, which will require changes to the Company’s accounting systems, business processes and internal controls. The Company will adopt ASU 2014-09 effective January 1, 2018 and has not yet selected an adoption method.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715)” (“ASU 2017-07”). The amendments in ASU 2017-07 require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit costs, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. ASU 2017-07 also requires that only the service cost component is eligible for capitalization when applicable. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017. The Company does not currently expect that adoption of ASU 2017-07 will have a material effect on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2017-09”). The amendments in ASU 2017-09 are intended to provide clarity, and reduce diversity in practice and the cost and complexity of applying the guidance in Topic 718. The primary provision of ASU 2017-09 is to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a change as a modification unless all the following conditions are met: (i) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (ii) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (iii) The

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The amendments in this update should be applied prospectively to awards modified on or after the adoption date. The effect of the adoption of ASU 2017-09 on the Company’s financial statements and related disclosures will be dependent on the frequency and types of changes made to its share-based payment awards.

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

The table below provides certain financial information about the Joint Venture included on the Company’s consolidated balance sheet at June 30, 2017 and December 31, 2016. Cash may be utilized only to settle obligations of the Joint Venture. Because the Joint Venture is an LLC, its creditors do not have recourse to the general credit of the Company.

	2017	2016
Cash	$67	$67
Fiber and IRUs, net of accumulated depreciation of $161 and $112	$1,980	$2,029

The operating results and cash flows of the Joint Venture in the three and six-month periods of 2017 and 2016 were not material to the Company’s consolidated financial results.

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

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The estimated fair value of the Company’s 6.25% Convertible Notes due 2018 (“6.25% Notes”) Notes of $9,913 at June 30, 2017, was estimated based on quoted market prices for identical instruments on dates different from the market trade date value (Level 2). The carrying value of the 6.25% Notes at June 30, 2017 was $9,913. The estimated fair value and carrying value of the Company’s 6.25% Notes was $91,729 at December 31, 2016. The carrying values of the Company’s senior credit facilities and other long-term obligations of $180,956 and $90,075 at June 30, 2017 and December 31, 2016, respectively, approximate fair value primarily as a result of the stated interest rates of the 2017 Senior Credit Facility and 2015 Senior Credit Facilities approximating current market rates (Level 2).

The following table presents the Company’s financial liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, at each hierarchical level:

	June 30, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other assets:
Interest rate swaps	$126	$—	$126	$—	$—	$—	$—	$—
Other long-term liabilities:
Interest rate swaps	$—	$—	$—	$—	$100	$—	$100	$—

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

Under the terms of the 2017 Senior Credit Facility, the Company was required enter into or obtain an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings under the Agreement of a minimum of $90,000 with a weighted average life of at least two years within ninety days of March 28, 2017. Subsequent to repayment of the principal amounts outstanding under its 2015 Senior Credit Facilities on March 28, 2017, the Company redesignated its existing pay-fixed, receive-floating interest rate swap with a remaining notional amount of $42,058 at March 31, 2017 and an interest rate of 6.333%, inclusive of a 5.0% LIBOR spread, as a hedge of variable interest rate payments under its 2017 Senior Credit Facility. The notional amount of this swap, which terminates on December 31, 2017, was $41,365 at June 30, 2017. On June 14, 2017, the Company entered into an additional pay-fixed, receive-floating interest rate swap in the initial notional amount of $48,635, increasing to $90,000 on December 29, 2017, with an interest rate of 6.49425%, inclusive of a 5.0% LIBOR spread, and a maturity date of June 28, 2019. Changes in fair value of these interest rate swaps are recorded to accumulated other comprehensive loss and are reclassified to interest expense when the hedged transaction is recognized in earnings. See Note 6 “Long-Term Obligations” and Note 8 “Accumulated Other Comprehensive Loss.”

The Company’s two interest rate swaps at June 30, 2017 are with the same counterparty, are hedges of the same variable rate borrowing instrument and are subject to a master netting arrangement. The fair value of the two derivatives has been reported on a net basis on the balance sheet at June 30, 2017. The following table provides a gross presentation, the effects of offsetting, and the net presentation of these derivative instruments as of June 30,2017. The net amount of the derivative asset can be reconciled to the fair value disclosures.

	Gross Amount Recognized	Gross Amount Offset on the Balance Sheet	Net Amount Presented on the Balance Sheet
Other assets	$137	$(11)	$126
Other long-term liabilities	$11	$(11)	$—

The following table presents the notional amount, fair value and balance sheet classification of the Company’s derivative financial instruments designated as cash flow hedges as of June 30, 2017 and December, 31, 2016:

	Balance Sheet Location	Notional Amount	Fair Value
At June 30, 2017:
Interest rate swaps	Other assets	$90,000	$126
At December 31, 2016:
Interest rate swaps	Other long-term liabilities	$42,750	$100

The following table presents gains and losses before income taxes on the Company’s interest rate swaps designated as cash flow hedges for the three and six-month periods ending June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gain (loss) recognized in accumulated other comprehensive loss	$131	$(49)	$156	$(174)
Loss reclassified from accumulated other comprehensive loss	(24)	(26)	(49)	(53)
Gain recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	—	—	—	—

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

4.	ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Retail customers	$15,210	$17,511
Wholesale carriers	5,086	4,293
Other	4,309	4,373

	24,605	26,177
Less: allowance for doubtful accounts	(2,365)	(1,115)

Accounts receivable, net	$22,240	$25,062

The following table summarizes the change in the allowance for doubtful accounts for the six-month period ended June 30, 2017:

2017
Balance at January 1	$1,115
Provision for uncollectible accounts	1,633
Charged to other accounts	—
Deductions	(383)

Balance at June 30	$2,365

On April 10, 2017, the Universal Service Administrative Company (“USAC”), which administers the Federal Communications Commission’s (“FCC”) rural health care universal service support mechanism, confirmed that demand for rural health care support had exceeded the program’s $400 million annual cap in Funding Year 2016, which began July 1, 2016 and ended on June 30, 2017. As a result, USAC announced that applicants that filed successful funding requests between September 1 and November 30, 2016 would receive 92.5 percent of the funding for which they were otherwise eligible. On June 30, 2017, the FCC issued an order to Alaskan health care providers impacted by the Rural Health Care Program pro-ration, allowing customers unable to fund the shortfall to remain in regulatory compliance with the program. The Company subsequently notified this subset of customers that, subject to certain terms and conditions, it would suspend collection of the funding shortfall for Funding Year 2016. In the second quarter of 2017, the Company recorded a charge of $1,102 to fully reserve the effect of the funding shortfall for Funding Year 2016 on its rural health care customers. At June 30, 2017, the Company’s accounts receivable balance included $4,233, net of the allowance for doubtful accounts including the above referenced charge, associated with these customers. Rural health care accounts are a component of the Retail Customers category in the above table. The Company will continue to evaluate the impact of potential shortfalls in Funding Year 2016 on its accounts receivable.

5.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities consist of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Accrued payroll, benefits, and related liabilities	$10,836	$14,395
Accounts payable - trade	9,940	13,782
Deferred capacity and other revenue	5,432	4,502
Accrued interest on long-term obligations	160	1,026
Other	4,549	4,475

	$30,917	$38,180

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

5.	CURRENT LIABILITIES (Continued)

Advance billings and customer deposits consist of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Advance billings	$4,319	$4,136
Customer deposits	32	31

	$4,351	$4,167

6.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at June 30, 2017 and December 31, 2016:

	2017	2016
2017 senior secured credit facility due 2023	$180,000	$—
Debt discount	(3,000)	—
Debt issuance costs	(3,176)	—
2015 senior secured credit facilities due 2018	—	86,750
Debt issuance costs	—	(1,738)
6.25% convertible notes due 2018	10,044	94,000
Debt discount	(131)	(2,271)
Debt issuance costs	(27)	(467)
Capital leases and other long-term obligations	3,956	3,325

	187,666	179,599
Less current portion	(15,958)	(1,973)

Long-term obligations, net of current portion	$171,708	$177,626

As of June 30, 2017, the aggregate maturities of long-term obligations were as follows:

2017 (July 1 - December 31)	$2,602
2018 (January 1 - December 31)	16,880
2019 (January 1 - December 31)	6,639
2020 (January 1 - December 31)	8,902
2021 (January 1 - December 31)	16,267
2022 (January 1 - December 31)	86,483
Thereafter	56,227

$194,000

As of June 30, 2017, the Company had no amounts outstanding under the $15,000 revolving facility component of its 2017 Senior Credit Facility.

2017 Senior Credit Facility

On March 13, 2017 (the “Closing Date”), the Company entered into a new senior credit facility consisting of a Term A-1 Facility of $120,000, a Term A-2 Facility of $60,000 and a revolving facility of $15,000 (the “2017 Senior Credit Facility” or “Agreement”). Upon the satisfaction of certain conditions, on March 28, 2017 (the “Funding Date”), the 2017 Senior Credit Facility was funded. Gross cash proceeds totaling $176,828, net of discounts of $3,172, and cash on hand of $8,955 were utilized as follows: (i) repayment of the Company’s 2015 Senior Credit Facility due 2018 totaling $88,135, including principal, accrued interest and fees; (ii) placement of $94,000 in restricted cash to fund the purchase or repayment at maturity of its 6.25% Convertible Notes due 2018 (“6.25% Notes”); (iii) fund fees associated with tender of the 6.25% Notes of $197; and (iv) fund fees and other expenses associated with the transaction totaling $3,451. Discounts, fees and expenses associated with the 2017 Senior Credit Facility, including amounts paid in 2016, totaling $6,528 were deferred and will be charged to interest expense over the terms of the Agreement.

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

The obligations under the 2017 Senior Credit Facility are secured by substantially all of the personal property and certain material real property owned by the Company and its wholly-owned subsidiaries, with certain exceptions. The 2017 Senior Credit Facility contains customary representations, warranties and covenants, including covenants limiting the incurrence of debt, declaring dividends, repurchase of the Company’s common stock, making investments, dispositions, and entering into mergers and acquisitions. Financial covenants (i) impose a maximum net total leverage to consolidated EBITDA ratio; and (ii) require a minimum consolidated EBITDA to fixed charge coverage ratio. The 2017 Senior Credit Facility provides for events of default customary for credit facilities of this type, including non-payment under the agreement, breach of warranty, breach of covenants, defaults on other debt, incurrence of liens on collateral, change of control and insolvency, all as defined in the Agreement. Consequences of an event of default are defined in the Agreement.

As required under the terms of the 2017 Senior Credit Facility, the Company has entered into interest rate hedges sufficient to effectively fix or limit the interest rate on borrowings under the Agreement of a minimum of $90,000 with a weighted average life of at least two years. See Note 3 “Fair Value Measurements and Derivative Financial Instruments” for additional information.

2015 Senior Credit Facilities

On March 28, 2017, the Company utilized proceeds from the 2017 Senior Credit Facility and cash on hand to repay, in full, the outstanding principal balance of its 2015 Senior Credit Facilities in the amount of $86,750 and accrued interest and fees totaling $1,385. The Company recorded a loss of $2,274 on the extinguishment of debt associated with this transaction, including the write-off of debt issuance costs and third-party fees. Principal payments under the 2015 Senior Credit Facility were due in 2017 and 2018.

6.25% Convertible Notes Due 2018

On March 17, 2017, the Company issued a tender offer to purchase any and all of its outstanding 6.25% Notes for cash in an amount equal to one thousand twenty-five dollars per one thousand dollars principal amount (the “Tender Offer”). The Tender Offer was subsequently amended to one thousand thirty-seven dollars and fifty cents per one thousand dollars principal amount. Under the terms of the Agreement, proceeds from the Company’s 2017 Senior Credit Facility in the amount of $94,000 must be utilized to fund the Tender Offer, the repurchase, or repayment at maturity of, the 6.25% Notes. The Tender Offer expired on April 14, 2017 and was settled on April 17, 2017. As of the expiration date, $83,956 aggregate principal amount of the 6.25% Notes were validly tendered and not validly withdrawn pursuant to the Tender Offer, and were accepted for purchase by the Company at a purchase price equal to one thousand thirty-seven dollars and fifty cents per one thousand dollars principal amount. The Company settled the Tender Offer on April 17, 2017 for a total of $90,011, including principal of $83,956, accrued interest of $2,420, the premium of $3,148 and fees of $487. Settlement was funded with restricted cash of $83,956 and other cash on hand of $6,055. The Company recorded a loss on the extinguishment of this debt of $5,160 in the second quarter of 2017. Following settlement, 6.25% Notes in the aggregate principal amount of $10,044 remained outstanding. The purchase or settlement at maturity of the remaining 6.25% Notes will be funded, in part, with restricted cash of $10,044 designated for this purpose.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

7.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Deferred GCI capacity revenue, net of current portion	$34,228	$35,255
Other deferred IRU capacity revenue, net of current portion	17,274	15,697
Other deferred revenue, net of current portion	1,346	2,202
Other	8,101	8,384

	$60,949	$61,538

8.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the six-month period ended June 30, 2017:

	Defined Benefit Pension Plan	Interest Rate Swaps	Total
Balance at December 31, 2016	$(2,875)	$(35)	$(2,910)
Other comprehensive income before reclassifications	34	91	125
Reclassifications from accumulated comprehensive loss to net income	182	29	211

Net other comprehensive income	216	120	336

Balance at June 30, 2017	$(2,659)	$85	$(2,574)

The following table summarizes the reclassifications from accumulated other comprehensive loss to net (loss) income for the three and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization of defined benefit plan pension items:
Amortization of loss	$154	$217	$308	$434
Income tax effect	(63)	(89)	(126)	(178)

After tax	91	128	182	256

Amortization of loss on interest rate swap:
Reclassification to interest expense	24	26	49	53
Income tax effect	(10)	(11)	(20)	(22)

After tax	14	15	29	31

Total reclassifications, net of income tax	$105	$143	$211	$287

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

8.	ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

Amounts reclassified to net (loss) income from our defined benefit pension plan and interest rate swaps have been presented within “Selling, general and administrative expenses” and “Interest expense,” respectively, in the Condensed Consolidated Statements of Comprehensive (Loss) Income. The estimated amount of accumulated other comprehensive loss to be reclassified to interest expense within the next twelve months is $62. See Note 3 “Fair Value Measurements and Derivative Financial Instruments.”

9.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, stock options, restricted stock, stock-settled stock appreciation rights, performance share units and other awards may be granted to officers, employees, consultants, and non-employee directors.

Prior to 2017, the Company’s stock-based compensation expense reflected an estimate of forfeited share-based awards. Upon the adoption of ASU 2016-09 effective January 1, 2017, the Company elected to account for forfeitures when they occur. This standard was adopted on a modified retrospective basis and stock-based compensation expense for the three and six-month periods ended June 30, 2016 have not be restated for this change. Adoption did not have a material effect on the Company’s stock-based compensation expense. See Note 1 “Summary of Significant Accounting Policies” for additional information.

The following table summarizes the restricted stock unit, long-term incentive award and non-employee director stock compensation activity for the six-month period ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	1,414	$1.79
Granted	70	2.01
Vested	(737)	1.83
Canceled or expired	—	—

Nonvested at June 30, 2017	747	$1.77

The following table summarizes the performance share unit activity for the six-month period ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	1,334	$1.77
Granted	—	—
Vested	(532)	1.78
Canceled or expired	(19)	1.81

Nonvested at June 30, 2017	783	$1.76

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

9.	STOCK INCENTIVE PLANS (Continued)

The following table provides selected information about the Company’s share-based compensation as of and for the three and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total compensation cost for share-based payments	$(29)	$642	$581	$1,447
Weighted average grant-date fair value of equity instruments granted (per share)	$2.20	$1.70	$1.81	$1.74
Total fair value of shares vested during the period	$140	$70	$2,286	$1,884

At June 30:
Unamortized share-based payments			$807	$2,586
Weighted average period (in years) to be recognized as expense			1.3	1.6

10.	INCOME TAXES

The Company adopted ASU 2016-09 effective January 1, 2017. As required by ASU 2016-09, the Company recorded a tax deficiency from share-based payments of $29 in the provision for income taxes in the six-month period ended June 30, 2017, which decreased net income by the same amount. A tax deficiency from share-based payments of $51 in the six-month period ended June 30, 2016 was charged to additional paid-in capital in that period. ASU 2016-09 was adopted on a modified retrospective basis and the income tax provision reported for the three and six-month periods ended June 30, 2016 were not adjusted for this change. See Note 1 “Summary of Significant Accounting Policies” for additional information.

The Company’s income tax benefit of $632 and $1,464 and effective income tax rate of 18.3% and 29.3% in the three and six-month periods ended June 30, 2017 reflect the impact of permanent book to tax differences.

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

Effective in 2015, the Company discontinued use of the “if converted” method in calculating diluted earnings per share in connection with its contingently convertible debt. Accordingly, 2,502 and 5,714 shares related to the 6.25% Notes have been excluded from the calculation of diluted earnings per share for the three and six-month periods ended June 30, 2017, respectively, and 9,143 and 9,298 shares were excluded from the calculation of diluted earnings per share for the three and six-month periods ended June 30, 2016, respectively. Due to the Company’s reported net loss for the three and six-month periods ended June 30, 2017, 1,957 potential common share equivalents outstanding, consisting of restricted stock and deferred shares granted to directors, were antidilutive and excluded from the calculation of diluted loss per share.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

11.	EARNINGS PER SHARE (Continued)

The calculation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net (loss) income attributable to Alaska Communications	$(2,798)	$317	$(3,474)	$403

Weighted average common shares outstanding:
Basic shares	52,341	51,231	52,177	50,986
Effect of stock-based compensation	—	907	—	1,020

Diluted shares	52,341	52,138	52,177	52,006

Net (loss) income per share attributable to Alaska Communications:
Basic	$(0.05)	$0.01	$(0.07)	$0.01

Diluted	$(0.05)	$0.01	$(0.07)	$0.01

12.	RETIREMENT PLANS

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

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. As of June 30, 2017, this plan is not fully funded under the Employee Retirement Income Security Act of 1974, as amended.

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest cost	$156	$168	$312	$335
Expected return on plan assets	(185)	(181)	(370)	(362)
Amortization of loss	183	230	366	461

Net periodic pension expense	$154	$217	$308	$434

13.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company adopted ASU 2016-15, which addresses the classification of certain cash inflows and outflows, effective in the first quarter of 2017. ASU 2016-15 was adopted retrospectively and did not have a material effect on the Company’s statement of cash flows. See Note 1 “Summary of Significant Accounting Policies.”

The Company adopted ASU 2016-18 effective in the first quarter of 2017. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As required, the Company adopted ASU 2016-18 on a retrospective basis. The net change in restricted cash of $13 originally reported as a cash inflow from financing activities on the statement of cash flows for the six-month period ended June 30, 2016 was associated with stand-by letters of credit and was eliminated from the statement as a result of the adoption of ASU 2016-18. See Note 1 “Summary of Significant Accounting Policies” for additional information.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

13.	SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

Restricted cash of $11,924 at June 30, 2017 consisted of $10,044 to fund the purchase or settlement at maturity of the Company’s 6.25% Notes, and certificates of deposit of $1,880 required under the terms of certain contracts to which the Company is a party. Restricted cash of $1,917 at December 31, 2016 consisted of certificates of deposit as described above.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of financial position at June 30, 2017 and 2016 that sum to the total of these items reported in the statement of cash flows:

	June 30,
	2017	2016
Cash and cash equivalents	$12,982	$22,248
Restricted cash	11,924	1,811

Total cash, cash equivalents and restricted cash	$24,906	$24,059

The following table presents supplemental non-cash transaction information for the six-month periods ended June 30, 2017 and 2016:

	2017	2016
Supplemental Non-cash Transactions:
Capital expenditures incurred but not paid at June 30	$1,506	$2,536
Property acquired under capital leases	$1,078	$—
Additions to ARO asset	$186	$141

14.	BUSINESS SEGMENTS

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

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company establishes an accrual when a particular contingency is probable and estimable, and has recorded litigation accruals of $668 at June 30, 2017 against certain current claims and legal actions. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	governmental and public policy changes, including on-going changes in our revenues, or obligations we will assume to receive these revenues, resulting from regulatory actions affecting inter-carrier compensation, and on-going support for federal and state programs such as lifeline services to our customers, Carrier of Last Resort obligations and the rural health care universal service support mechanism

•	our size, because we are a smaller sized competitor in the markets we serve and we compete against large competitors with substantially greater resources

•	the Alaskan economy, which has been impacted by continued low crude oil prices. If sustained, they could have a significant impact on both the level of spending by the State of Alaska and the level of investment in resource development projects by major natural resource exploration and development companies in Alaska. Both outcomes may impact the economy in the markets we serve and impact our future financial performance

•	the success of our joint venture with Quintillion Holdings, LLC to provide broadband solutions to the North Slope of Alaska

•	our ability to maintain our new cost structure as a more focused broadband and managed information technology (“IT”) services company following the sale and subsequent wind-down of our Wireless operations. Maintaining our cost reductions is key to generating cash flow from operating activities. If we fail to maintain these reductions, our financial condition will be impacted

•	the cost and availability of future financing, at the terms, and subject to the conditions necessary, to support our business and pursue growth opportunities; our debt could also have negative consequences for our business; for example, it could increase our vulnerability to general adverse economic and industry conditions, or limit our flexibility in planning for, or reacting to, changes in our business and the telecommunications industry; in addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our credit facilities; if we are unable to satisfy the financial covenants contained in those agreements, or are unable to generate cash sufficient to make required debt payments, the lenders and other parties to those arrangements could accelerate the maturity of some or all of our outstanding indebtedness

•	disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of the physical infrastructure, operating systems or devices that our customers use to access our products and services

•	our ability to successfully renegotiate the Company’s Master Collective Bargaining Agreement with the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”) that expired on December 31, 2016 without incurring significant incremental cost. As of the date of this report, negotiations for a new agreement are continuing and the parties will operate under the terms of the prior agreement until a new contract is in place. In the event of a work stoppage, we may be required to utilize cash on hand to support the funding of operations during the affected period

•	our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including on-going capital expenditures needed to upgrade our network to industry competitive speeds, particularly in light of expected 5G deployments by mobile wireless carriers

•	our ability to continue to develop attractive, integrated products and services to evolving industry standards, and meet the pressure from competition to offer these services at lower prices

•	unanticipated damage to one or more of our undersea fiber optic cables resulting from construction or digging mishaps, fishing boats or other reasons

•	structural declines for voice and other legacy services within the telecommunications industry

•	a maintenance or other failure of our network or data centers

•	a failure of information technology systems

•	a third-party claim that the Company is infringing upon their intellectual property, resulting in litigation or licensing expenses, or the loss of our ability to sell or support certain products

•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan

•	the success or failure of any future acquisitions or other major transactions

•	geologic or other natural disturbances relevant to the location of our operations

•	the ability to attract, recruit, retain and develop the workforce necessary for implementing our business plan

•	the success of the Company’s expansion into managed IT services, including the execution of such services for customers

•	our internal control over financial reporting may not be effective, which could cause our financial reporting to be unreliable

•	our ability to meet or satisfy the terms and conditions of the 2017 Senior Credit Facility or to draw down funds under such facility or to meet its requirements

•	our ability to complete the repurchase of our 6.25% Convertible Notes due 2018 or otherwise settle such notes, or repurchase shares of our Common Stock under our repurchase program

•	the matters described under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

On April 10, 2017, the Universal Service Administrative Company (“USAC”), which administers the FCC’s rural health care universal service support mechanism, confirmed that demand for rural health care support had exceeded the program’s $400 million annual cap in Funding Year 2016, which began July 1, 2016. As a result, USAC announced that applicants that filed successful funding requests between September 1 and November 30, 2016 would receive 92.5 percent of the funding for which they were otherwise eligible. On June 30, 2017, the FCC issued a waiver order that permitted us to forego collection of the funding shortfall from our health care provider customers in remote areas of Alaska.

June 30, 2017 was also the deadline for rural health care providers to apply for federal universal service funding for the current year, which started July 1, 2017. USAC has not yet released any estimate of the shortfall that may result from the $400 million annual cap for this current year, but we expect that rigorous review of funding applications, coupled with high demand for funds, will again adversely affect our service revenues associated with health care provider customers. We are continuing to evaluate the impact of the funding cap constraints on our rural health care customers and revenues in light of these developments.

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

On May 18, 2017, the FCC opened a proceeding in which it proposed to reverse its 2015 decision to regulate broadband Internet access service as a “telecommunications service” subject to common carrier regulation under Title II of the Communications Act of 1934, as amended. Until 2015, Title II had historically applied only to traditional telephone service. If the FCC adopts its proposal, it is likely to reinstate its historical treatment of broadband Internet access service as an “information service,” which is subject to far less intrusive governmental oversight. Regardless of the ultimate classification, the FCC has also sought comment on the extent of the continuing need for the bright line conduct and transparency rules that it adopted in 2015 to ensure both that consumers maintain access to the content, applications, and devices of their choosing as well as meaningful information about their service, and that service providers continue to pursue robust infrastructure investments and innovation. Until the FCC takes final action in this area, it is impossible for us to evaluate the effect that any eventual rule changes may have on our business.

State of Alaska Regulatory Matters

Alaska Universal Service Fund

The Alaska Universal Service Fund (“AUSF”) serves as a complement to the federal Universal Service Fund, but must meet federal statutory criteria concerning consistency with federal rules and regulations. The Regulatory Commission of Alaska (“RCA”) has opened a docket to evaluate and investigate the AUSF and its continued need. The RCA anticipates opening a rulemaking to review the regulations specific to shortfalls.

Other State Regulatory Matters

The RCA opened three dockets on July 27, 2016 to investigate the continued need for Carrier of Last Resort funding (“COLR”) in competitive areas. Two of the dockets investigating the continued need for COLR funding affect the Fairbanks and Juneau markets. This could impact the Company’s future COLR support. COLR funding will continue until the RCA has completed its investigation. On December 23 and 27, 2016, the RCA issued orders for ACSAK and ACSF which issued an initial impression that a carrier of last resort was no longer necessary and allowing the companies to respond. In May, 2017, the RCA issued an order approving the 2016 COLR filing for ACSF but denying the 2016 COLR filing for ACSAK and terminating its COLR status. ACSAK petitioned for reconsideration which was denied and on July 14, 2017 filed a notice of appeal in the Anchorage Superior Court. The RCA denied ACSAK’s request for 2017 COLR filing and reinstatement of COLR status. The Company filed for 2017 COLR funding for ACSN and ACSF. The RCA suspended these filings on July 31, 2017. ACSF also filed for reconsideration of the RCA COLR order impacting it. That petition was similarly denied and the Company is currently considering its options.

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

Consumer

We also provide voice and broadband services to residential customers. Given that our primary competitor has extensive quad play capabilities (video, voice, wireless and broadband) we target how and where we offer products and services to this customer group in order to maintain our returns. Our focus is to leverage the capabilities of our existing network and sell customers our highest available bandwidth. Our primary competitive advantage is that we offer reliable internet service without data caps, while our competitor charges customers or throttles customers’ speeds for exceeding given levels of data usage. Overall revenues from these customers began to stabilize in the second half of 2016 and we have realized consistent growth in consumer broadband revenues in 2016 and 2017.

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

Operating Revenues

Total revenue of $58.5 million increased $2.3 million, or 4.0%, in the second quarter of 2017 compared with the second quarter of 2016. Business and wholesale revenue increased $2.7 million, or 8.1%, driven by broadband growth totaling $3.7 million, or 16.7%. Consumer and regulatory revenue each declined $0.2 million. Total broadband revenue increased $3.9 million, or 13.9%.

Operating Income

Operating income of $5.6 million in the second quarter of 2017 increased $1.2 million, or 28.3%, compared with the second quarter of 2016 due to higher revenue, partially offset by marginally higher operating expenses. These items are discussed in more detail below.

Adjusted EBITDA

Adjusted EBITDA of $14.6 million in the second quarter of 2017 increased $0.6 million, or 4.4%, from $14.0 million in the second quarter of 2016 due primarily to the growth in broadband revenue. See “Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to Net Income. As discussed in “Non-GAAP Financial Measures,” the Company does not provide a reconciliation of guidance for Adjusted EBITDA to Net (Loss) Income.

Operating Metrics

Business broadband average monthly revenue per user (“ARPU”) of $367.93 in the second quarter of 2017 increased from $313.92 in the second quarter of 2016. Business broadband connections of 15,475 at June 30, 2017, increased marginally from connections of 15,347 at June 30, 2016. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as is a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons, we do not disclose our sales or performance in MRC.

Consumer broadband connections of 34,675 were up 2.2% year over year due to growth in home internet subscribers. Consumer broadband ARPU of $61.57 in the second quarter of 2017 increased from $60.91 in the second quarter of 2016.

The table below provides certain key operating metrics as of or for the periods indicated.

	June 30,
	2017	2016

Voice:
At quarter end:
Business access lines	72,972	75,646
Consumer access lines	31,542	35,600
Quarter:
ARPU - business	$23.20	$23.79
ARPU - consumer	$27.81	$28.61
Year-to-date:
ARPU - business	$23.28	$23.65
ARPU - consumer	$28.14	$28.91

Broadband:
At quarter end:
Business connections	15,475	15,347
Consumer connections	34,675	33,913
Quarter:
ARPU - business	$367.93	$313.92
ARPU - consumer	$61.57	$60.91
Year-to-date:
ARPU - business	$360.62	$311.60
ARPU - consumer	$61.36	$60.47

Liquidity

We generated cash from operating activities of $17.1 million in the first six months of 2017 compared with $18.9 million in the first six months of 2016. This decline was due primarily to an increase in accounts receivable, including those associated with certain rural health care customers, mostly offset by improved operating results.

In the first six months of 2017, we invested a total of $13.0 million of cash in capital, including the settlement of items accrued in previous periods.

In the first quarter of 2017 we entered into the 2017 Senior Credit Facility and the settled our 2015 Senior Credit Facilities. This transaction extends our senior debt maturities to 2022 and 2023 and provided funding for the tender, repurchase or settlement at maturity of our 6.25% Notes due in 2018. In the second quarter of 2017 we completed the tender offer and settled the 6.25% Notes in an aggregate principal amount of $84.0 million.

Net debt (defined as total debt excluding debt issuance costs, less cash, cash equivalents and restricted cash held for settlement of the 6.25% Notes) at June 30, 2017 was $171.0 million compared with $162.8 million at December 31, 2016. The increase reflects the utilization of $15.0 million of cash in the settlement of our 2015 Senior Credit Facilities and tender of our 6.25% Notes and other changes in working capital.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three-month periods ended June 30, 2017 and 2016.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

(in thousands)	2017	2016	Change	% Change
Operating revenues:
Business and wholesale revenue
Business broadband	$16,954	$14,392	$2,562	17.8%
Business voice and other	6,601	7,022	(421)	-6.0%
Managed IT services	1,151	818	333	40.7%
Equipment sales and installations	1,343	2,097	(754)	-36.0%
Wholesale broadband	8,941	7,791	1,150	14.8%
Wholesale voice and other	1,612	1,743	(131)	-7.5%

Total business and wholesale revenue	36,602	33,863	2,739	8.1%

Consumer revenue
Broadband	6,460	6,234	226	3.6%
Voice and other	2,802	3,259	(457)	-14.0%

Total consumer revenue	9,262	9,493	(231)	-2.4%

Total business, wholesale and consumer revenue	45,864	43,356	2,508	5.8%

Growth in broadband revenue	13.9%
Regulatory revenue
Access	7,748	7,986	(238)	-3.0%
High cost support	4,924	4,920	4	0.1%

Total regulatory revenue	12,672	12,906	(234)	-1.8%

Total operating revenues	$58,536	$56,262	$2,274	4.0%

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	26,454	25,543	911	3.6%
Selling, general and administrative	17,438	17,586	(148)	-0.8%
Depreciation and amortization	9,028	8,640	388	4.5%
Loss on disposal of assets, net	14	128	(114)	-89.1%

Total operating expenses	52,934	51,897	1,037	2.0%

Operating income	5,602	4,365	1,237	28.3%

Other income and (expense):
Interest expense	(3,913)	(3,852)	(61)	1.6%
Loss on extinguishment of debt	(5,158)	—	(5,158)	NM
Interest income	7	6	1	16.7%

Total other income and (expense)	(9,064)	(3,846)	(5,218)	NM

(Loss) income before income tax benefit (expense)	(3,462)	519	(3,981)	NM

Income tax benefit (expense)	632	(236)	868	NM

Net (loss) income	(2,830)	283	(3,113)	NM
Less net loss attributable to noncontrolling interest	(32)	(34)	2	-5.9%

Net (loss) income attributable to Alaska Communications	$(2,798)	$317	$(3,115)	NM

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $36.6 million increased $2.7 million, or 8.1%, in the second quarter of 2017 from $33.9 million in the second quarter of 2016. This improvement was primarily driven by a $2.6 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as multi-protocol label switching (“MPLS”), dedicated Internet and Enhanced Metro Ethernet. Business broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Business broadband ARPU increased to $367.93 in the second quarter of 2017 from $313.92 in the second quarter of 2016, or 17.2%, and Business broadband connections increased marginally year over year. Wholesale broadband revenue increased $1.2 million and Managed IT services increased $0.3 million. These increases were partially offset by a $0.8 million decline in equipment sales and installations and a $0.6 million decline in voice and other revenue. Business voice connections decreased 2,674, or 3.5%, year over year and ARPU of $23.20 was down marginally compared with $23.79 in 2016. While connections and ARPU serve as data points to support the analysis of period-over-period changes in revenue, they are not critical indicators utilized by the Company to manage the Business and Wholesale customer group.

Consumer

Consumer revenue of $9.3 million decreased $0.2 million, or 2.4%, in the second quarter of 2017. Broadband revenue increased 3.6% year over year due to a 762, or 2.2%, increase in connections and a 1.1% increase in ARPU to $61.57 from $60.91 in the prior year. Voice and other revenue decreased $0.5 million primarily due to 4,058 fewer connections and a decrease in ARPU to $27.81 from $28.61 in the prior year.

Regulatory

Regulatory revenue of $12.7 million decreased $0.2 million, or 1.8%, in the second quarter of 2017 from $12.9 million in the second quarter of 2016. Access revenue declined $0.2 million due to lower eligible access lines combined with lower rates. High cost support was unchanged year over year.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales of $26.5 million increased $0.9 million, or 3.6%, in the second quarter of 2017 from $25.6 million in the second quarter of 2016. This increase primarily reflects increased circuit, installation and data costs, partially offset by lower labor costs.

Selling, General and Administrative

Selling, general and administrative expenses of $17.4 million decreased $0.2 million, or 0.8%, in the second quarter of 2017 from $17.6 million in the second quarter of 2016. This decrease reflects lower labor costs mostly offset by an increase in the allowance for doubtful accounts, including $1.1 million associated with rural health care customers.

Depreciation and Amortization

Depreciation and amortization expense of $9.0 million increased $0.4 million, or 4.5%, in the second quarter of 2017 from $8.6 million in the second quarter of 2016. This increase reflects, in part, broadband equipment (which typically has shorter depreciable lives) comprising an increased proportion of the Company’s assets.

Other Income and Expense

Interest expense of $3.9 million in the second quarter of 2017 compares with $3.9 million in the second quarter of 2016. As discussed below, the Company completed its refinancing transaction in March and April 2017. The cost of borrowing under the 2017 Senior Credit Facility is similar to that of the 2015 Senior Credit Facilities. The $5.2 million loss on extinguishment of debt in the second quarter of 2017 was associated with settlement of the Tender Offer on the Company’s 6.25% Notes and included the write-off of unamortized debt issuance costs and discounts, and third-party fees.

Income Taxes

The income tax benefit and effective tax rate in the second quarter of 2017 of $0.6 million and 18.3%, respectively, reflect the impact of permanent book to tax differences. Income tax expense and the effective tax rate in the second quarter of 2016 were $0.2 million and 45.5%, respectively.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of our joint venture with QHL was $32 thousand and $34 thousand in the second quarter of 2017 and 2016, respectively.

Net Income Attributable to Alaska Communications

The net loss attributable to Alaska Communications of $2.8 million in the second quarter of 2017 compares with net income of $0.3 million in the same period of 2016. The year over year results reflect the revenue and expense items discussed above.

The following table summarizes our results of operations for the six-month periods ended June 30, 2017 and 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

(in thousands)	2017	2016	Change	% Change
Operating revenues:
Business and wholesale revenue
Business broadband	$33,235	$28,572	$4,663	16.3%
Business voice and other	13,232	14,112	(880)	-6.2%
Managed IT services	2,058	1,899	159	8.4%
Equipment sales and installations	2,117	3,684	(1,567)	-42.5%
Wholesale broadband	17,258	15,389	1,869	12.1%
Wholesale voice and other	3,241	3,758	(517)	-13.8%

Total business and wholesale revenue	71,141	67,414	3,727	5.5%

Consumer revenue
Broadband	12,878	12,376	502	4.1%
Voice and other	5,712	6,641	(929)	-14.0%

Total consumer revenue	18,590	19,017	(427)	-2.2%

Total business, wholesale and consumer revenue	89,731	86,431	3,300	3.8%

Growth in broadband revenue	12.5%
Regulatory revenue
Access	15,689	16,158	(469)	-2.9%
High cost support	9,847	10,001	(154)	-1.5%

Total regulatory revenue	25,536	26,159	(623)	-2.4%

Total operating revenues	$115,267	$112,590	$2,677	2.4%

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	51,596	51,671	(75)	-0.1%
Selling, general and administrative	35,531	34,926	605	1.7%
Depreciation and amortization	17,931	17,160	771	4.5%
Loss on disposal of assets, net	33	152	(119)	-78.3%

Total operating expenses	105,091	103,909	1,182	1.1%

Operating income	10,176	8,681	1,495	17.2%

Other income and (expense):
Interest expense	(7,758)	(7,721)	(37)	0.5%
Loss on extinguishment of debt	(7,434)	(336)	(7,098)	NM
Interest income	14	11	3	27.3%

Total other income and (expense)	(15,178)	(8,046)	(7,132)	88.6%

(Loss) income before income tax benefit (expense)	(5,002)	635	(5,637)	NM

Income tax benefit (expense)	1,464	(299)	1,763	NM

Net (loss) income	(3,538)	336	(3,874)	NM
Less net loss attributable to noncontrolling interest	(64)	(67)	3	-4.5%

Net (loss) income attributable to Alaska Communications	$(3,474)	$403	$(3,877)	NM

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $71.1 million increased $3.7 million, or 5.5%, in the six-month period of 2017 from $67.4 million in the six-month period of 2016. This improvement was primarily driven by a $4.7 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services. Business broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Business broadband ARPU increased to $360.62 in the six-month period of 2017 from $311.60 in the six-month period of 2016, or 15.7%, and Business broadband connections increased marginally year over year. Wholesale broadband revenue increased $1.9 million and Managed IT services increased $0.2 million. These increases were partially offset by a $1.6 million decline in equipment sales and installations and a $1.4 million decline in voice and other revenue. Business voice connections decreased 2,674, or 3.5%, year over year and ARPU of $23.28 was down marginally compared with $23.65 in 2016. While connections and ARPU serve as data points to support the analysis of period-over-period changes in revenue, they are not critical indicators utilized by the Company to manage the Business and Wholesale customer group.

Consumer

Consumer revenue of $18.6 million decreased $0.4 million, or 2.2%, in the six-month period of 2017. Broadband revenue increased 4.1% year over year due to a 762, or 2.2%, increase in connections and a 1.5% increase in ARPU to $61.36 from $60.47 in the prior year. Voice and other revenue decreased $0.9 million primarily due to 4,058 fewer connections and a decrease in ARPU to $28.14 from $28.91 in the prior year.

Regulatory

Regulatory revenue of $25.5 million decreased $0.6 million, or 2.4%, in the six-month period of 2017 from $26.1 million in the six-month period of 2016. Access revenue declined $0.5 million due to lower eligible access lines combined with lower rates. High cost support declined $0.2 million year over year due to a one-time $0.2 million increase recorded in 2016.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales of $51.6 million decreased $0.1 million, or 0.1%, in the six-month period of 2017 from $51.7 million in the six-month period of 2016. This decrease primarily reflects lower labor and data costs, mostly offset by higher installation costs.

Selling, General and Administrative

Selling, general and administrative expenses of $35.5 million increased $0.6 million, or 1.7%, in the six-month period of 2017 from $34.9 million in the six-month period of 2016. This increase primarily reflects an increase in the allowance for doubtful accounts, including $1.1 million associated with rural health care customers recorded in the second quarter, and marketing costs, partially offset by lower labor costs.

Depreciation and Amortization

Depreciation and amortization expense of $17.9 million increased $0.8 million, or 4.5%, in the six-month period of 2017 from $17.1 million in the six-month period of 2016. This increase reflects, in part, broadband equipment (which typically has shorter depreciable lives) comprising an increased proportion of the Company’s assets.

Other Income and Expense

Interest expense of $7.8 million in the six-month period of 2017 compares with $7.7 million in the six-month period of 2016. As discussed below, the Company completed its refinancing transaction in March and April 2017. The cost of borrowing under the 2017 Senior Credit Facility is similar to that of the 2015 Senior Credit Facilities. The $7.4 million loss on extinguishment of debt in the six-month period of 2017 included $5.1 million associated with settlement of the Tender Offer on the Company’s 6.25% Notes in the second quarter and $2.3 million associated with the settlement of the 2015 Senior Credit Facilities in the first quarter. The $0.3 million loss on extinguishment of debt in the six-month period of 2016 was associated with the repurchase of the 6.25% Notes in the principal amount of $10.0 million.

Income Taxes

The income tax benefit and effective tax rate in the six-month period of 2017 of $1.5 million and 29.3%, respectively, reflect the impact of permanent book to tax differences. Income tax expense and the effective tax rate in the six-month period of 2016 were $0.3 million and 47.1%, respectively.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of our joint venture with QHL was $64 thousand and $67 thousand in the six-month periods of 2017 and 2016, respectively.

Net Income Attributable to Alaska Communications

The net loss attributable to Alaska Communications of $3.5 million in the six-month period of 2017 compares with net income of $0.4 million in the same period of 2016. The year over year results reflect the revenue and expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures and scheduled debt service under our 2015 Senior Credit Facilities in the first six months of 2017 through internally generated funds and cash on hand. At June 30, 2017, we had $13.0 million of cash and cash equivalents, $11.9 million of restricted cash, $10.0 million of which was designated for repurchase of the 6.25% Notes, and a $15.0 million undrawn revolving credit facility.

Our major sources and uses of funds in the six months ended June 30, 2017 and 2016 were as follows:

(in thousands)	2017	2016
Net cash provided by operating activities	$17,065	$18,886
Capital expenditures	$(10,522)	$(13,662)
Change in unsettled capital expenditures	$(2,043)	$(9,156)
Proceeds on sale of assets	$4	$2,663
Repayments of long-term debt	$(174,013)	$(11,486)
Proceeds from the issuance of long-term debt	$183,000	$—
Debt issuance costs and discounts	$(5,508)	$(44)
Cash paid for debt extinguishment	$(5,279)	$(150)
Interest paid (1)	$(7,595)	$(6,359)
Payment of withholding taxes on stock-based compensation	$(599)	$(472)
Income taxes refunded (paid), net (1)	$572	$(577)

(1)	Included in net cash provided by operating activities.

Cash Flows from Operating Activities

Cash provided by operating activities of $17.1 million in the first six months of 2017 compares with $18.9 million in the first six months of 2016. The year over year decrease was primarily due to higher accounts receivable in 2017 as described below and higher interest payments, partially offset by payments in 2016 associated with the wind-down of wireless operations. Interest payments, net of cash interest income and including capitalized interest, were $7.6 million and $6.4 million in the first six months of 2017 and 2016, respectively.

Cash provided by operating activities of $17.1 million in the first six months of 2017 reflects net income excluding non-cash items (defined as cash provided by operating activities excluding changes in operating assets and liabilities) of $23.3 million offset by a $5.4 million decrease in accounts payable and other current liabilities and a $1.2 million increase in accounts receivable and other current assets. The decrease in accounts payable and other current liabilities includes incentive compensation payments and cash interest payments of $7.6 million. The increase in accounts receivable was largely due to the timing of receipts from certain rural health care customers.

Cash provided by operating activities of $18.9 million in the first six months of 2016 reflects net income excluding non-cash items of $20.0 million and a $3.1 million decrease in accounts receivable and other current assets, including the effect of payments from certain rural health care customers. These items were partially offset by a $3.2 decrease in accounts payable and other current liabilities reflecting incentive compensation, interest, and Wireless Sale transaction wind-down payments.

Cash Flows from Investing Activities

Cash used by investing activities of $13.0 million in the first six months of 2017 consisted primarily of expenditures on capital totaling $12.6 million. Of $10.5 million incurred in 2017, $5.9 million was success based versus maintenance.

Cash used by investing activities of $20.7 million in the first six months of 2016 consisted primarily of expenditures on capital totaling $22.8 million including the second $5.5 million payment for the purchase of the Fiber Optic System in 2015. Of $13.7 million incurred in 2016, $6.5 million was success based versus maintenance. Proceeds on the sale of assets included the second payment of $2.7 million for the fiber stands sold to QHL in 2015.

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

Cash Flows from Financing Activities

Cash used by financing activities were $2.3 million in the first six months of 2017. Repayments of long-term debt of $174.0 million included repayment of the outstanding principal of the 2015 Senior Credit Facilities of $86.8 million, settlement of the tender offer on the Company’s 6.25% Notes in the principal amount of $84.0 million and repayment of a $3.0 million draw on the revolving credit facility. Proceeds from the issuance of long-term debt of $183.0 million consisted of gross proceeds of $180.0 million from the issuance of the 2017 Senior Credit Facility and a $3.0 million draw on the revolving credit facility. Payment of debt issuance costs and discounts of $5.5 million were associated with the issuance of the 2017 Senior Credit Facility. Cash paid for debt extinguishment of $5.3 million was associated with settlement of the 2015 Senior Credit Facilities and the tender offer on the 6.25% Notes.

Cash used by financing activities of $11.9 million in the first six months of 2016 consisted primarily of the repurchase of $10.0 million principal amount of our 6.25% Notes for $9.8 million and scheduled principal payment on the First Lien Term Loan of our 2015 Senior Credit Facilities totaling $1.5 million.

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

The 2017 Senior Credit Facility requires the maintenance of certain financial ratios as defined in the Agreement and summarized below. The Company was in compliance with all relevant financial ratios at June 30, 2017.

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

The actual net total leverage ratio was 2.93 at June 30, 2017.

Fixed Charge Coverage Ratio: The ratio of our (a) Consolidated EBITDA for the consecutive four fiscal quarters ending as of the calculation date to (b) the sum of, for the same period, consolidated interest expense, capital expenditures (with certain exceptions), the current portion of long term debt including capital lease obligations, restricted payments, and cash payments for income taxes. This ratio is calculated at June 30, 2017 using the most recent fiscal quarter multiplied by four; at September 30, 2017 using the most recent two fiscal quarters multiplied by two; and at December 31, 2017 using the most recent three fiscal quarters multiplied by four-thirds. The minimum fixed charge coverage ratio is 1.05 to 1.00 commencing June 30, 2017. The actual fixed charge coverage ratio was 1.08 at June 30, 2017.

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

The weighted interest rate on the 2017 Senior Credit Facility was 6.89% at June 30, 2017.

As required under the terms of the 2017 Senior Credit Facility and as a component of its cash flow hedging strategy, the Company has entered into interest rate hedges sufficient to effectively fix or limit the interest rate on borrowings under the 2017 Senior Credit Facility of $90.0 million through June 28, 2019.

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

The Federal Communications Act requires the FCC to establish a universal service program to ensure that affordable, quality telecommunications services are available to all Americans. We have received universal support in several forms, including support from the Federal Rural Health Care universal service support mechanism, which supports telemedicine and rural health care communications through increased connectivity. This program has been in existence since 1999 and is an important contributor in supporting health care programs in high cost areas of the United States, including Alaska. While rural health care represents an important sector for us and we see continued opportunity in the long term, it represents less than 10% of our total revenue.

As discussed under US Federal Regulatory Matters, on April 10, 2017, USAC confirmed that demand for rural health care support had exceeded the program’s $400 million annual cap in Funding Year 2016, which began July 1, 2016 and ended on June 30, 2017. As a result, USAC announced that applicants that filed successful funding requests between September 1 and November 30, 2016 would receive 92.5 percent of the funding for which they were otherwise eligible. On June 30, 2017, the FCC issued an order to Alaskan health care providers impacted by the Rural Health Care Program pro-ration, allowing customers unable to fund the shortfall to remain in regulatory compliance with the program. We subsequently notified this subset of our customers that, subject to certain terms and conditions, we would suspend collection of the funding shortfall for Funding Year 2016. In the second quarter, we recorded a charge of $1.1 million to fully reserve the effect of the funding shortfall for Funding Year 2016 on our rural health care customers. Our accounts receivable balance for all rural health care customers, net of amounts reserved, was $4.2 million at June 30, 2017, including $1.5 million from rural health care customers who have not yet received notification from USAC that their funding requests for Funding Year 2016 have been approved. We will continue to evaluate the impact of potential shortfalls in Funding Year 2016 on our accounts receivable.

Due to the geographic remoteness and the limited availability of staff, telemedicine will be a key facilitator of more timely and advanced medical attention across the state of Alaska and the demand for technology-enabled health care delivery will remain strong. We currently believe that the rural health care market will continue to grow in future years, and will continue to be an important part of our business. The funding shortfall for Funding Year 2016 was the first such shortfall in the program’s history and has created uncertainty about funding levels in future years. Accordingly, we are monitoring the status of rural health care support for Funding Year 2017, which began on July 1, 2017. To date, USAC and the FCC have not announced funding levels or a cap for Funding Year 2017. As of the date of this report, we cannot predict what the funding levels will be, or the impact they will have on our rural health care customers. Concurrently, we have significant advocacy efforts underway to increase the funding levels for this program considering that the annual cap on funding has not been revised for nearly 20 years since the program’s inception. As a business matter, we intend to factor this uncertainty into our future planning, while on a tactical basis we will continue to evaluate the potential impact of this funding on our revenues and accounts receivable beginning in the third quarter of 2017.

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

Contractual Obligations

Our contractual obligations as of December 31, 2016 are presented in the following table. The amounts presented reflect our refinancing transactions completed in March and April 2017. For purpose of this presentation, payment of the remaining principal balance of our 6.25% Notes of $10,044 at June 30, 2017 is assumed to occur at its maturity date in 2018 utilizing, in part, restricted cash designated for this purpose.

(in thousands)	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt	$190,044	$1,650	$23,244	$25,050	$140,100
Interest on long-term debt	68,863	12,193	25,437	22,788	8,445
Capital leases	4,262	1,260	275	119	2,608
Operating leases	67,717	8,047	16,181	12,430	31,059
Unconditional purchase obligations	50,988	6,429	7,989	6,497	30,073

Total contractual cash obligations	$381,874	$29,579	$73,126	$66,884	$212,285

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

Management considers Adjusted Free Cash Flow a non-GAAP liquidity measure and is defined as Adjusted EBITDA, less recurring operating cash requirements which include capital expenditures, net of cash received for a fiber build for a carrier customer, less cash income taxes refunded or paid, cash interest paid, amortization of GCI capacity revenue, and cash payments associated with the purchase of the North Slope fiber network. Amortization of deferred revenue associated with our interconnection agreement with GCI is excluded from Adjusted Free Cash Flow because no cash was received by the Company in connection with this agreement. Amortization of all other deferred revenue, including that associated with other IRU capacity arrangements, is included in Adjusted Free Cash Flow because cash was received by the Company, typically at contract inception, and is being amortized to revenue over the term of the relevant agreement.

Amortization of deferred revenue included in our operating revenues for the three and six-month periods ended June 30, 2017 and 2016, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
GCI capacity revenue	$516	$516	$1,027	$1,025
Other deferred capacity revenue	354	339	690	677

Total deferred capacity revenue	870	855	1,717	1,702
Other deferred revenue	705	789	1,541	1,514

Total	$1,575	$1,644	$3,258	$3,216

The Company does not provide reconciliations of guidance for Adjusted EBITDA to Net Income, and Adjusted Free Cash Flow to Net Cash Provided by Operating Activities, in reliance on the unreasonable efforts exception provided under Item 10(e)(1)(i)(B) of Regulation S-K. The Company does not forecast certain items required to develop the comparable GAAP financial measures. These items are charges and benefits for uncollectible accounts, certain other non-cash expenses, unusual items typically excluded from Adjusted EBITDA and Adjusted Free Cash Flow, and changes in operating assets and liabilities (generally the most significant of these items, representing cash outflows of $6.2 million in the six-month period ended June 30, 2017).

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

The following tables provide the computation of Adjusted EBITDA and reconciliation to Net (Loss) Income, and the computation of Adjusted Free Cash Flow and reconciliation to Net Cash Provided by Operating Activities for the three and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net (loss) income	$(2,830)	$283	$(3,538)	$336
Add (subtract):
Interest expense	3,913	3,852	7,758	7,721
Loss on extinguishment of debt	5,158	—	7,434	336
Interest income	(7)	(6)	(14)	(11)
Depreciation and amortization	9,028	8,640	17,931	17,160
Loss on disposal of assets, net	14	128	33	152
Income tax (benefit) expense	(632)	236	(1,464)	299
Stock-based compensation	(29)	642	581	1,447
Long-term cash incentives	—	194	—	405
Pension adjustment	—	20	—	41
Net loss attributable to noncontrolling interest	32	34	64	67

Adjusted EBITDA	$14,647	$14,023	$28,785	$27,953

Reconciliation of Net Cash Provided by Operating Activities to Adjusted

Free Cash Flow and Computation of Adjusted Free Cash Flow

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net cash provided by operating activities	$11,767	$8,705	$17,065	$18,886
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow:
Capital expenditures	(5,374)	(8,487)	(10,522)	(13,662)
Payment for North Slope fiber network	—	(5,500)	—	(5,500)
Proceeds on sale of fiber to joint venture partner	—	—	—	2,650
Amortization of deferred capacity revenue	870	855	1,717	1,702
Amortization of GCI capacity revenue	(516)	(516)	(1,027)	(1,025)
Amortization of debt issuance costs and debt discount	(512)	(1,005)	(1,537)	(2,021)
Interest expense	3,913	3,852	7,758	7,721
Interest paid	(6,059)	(4,562)	(7,595)	(6,359)
Interest income	(7)	(6)	(14)	(11)
Income tax (benefit) expense	(632)	236	(1,464)	299
Income taxes (payable) receivable	—	(8)	(574)	722
Income taxes (paid) refunded, net	(2)	—	572	(577)
Deferred income tax benefit (expense)	634	(228)	1,466	(495)
Tax deficiencies from share-based payments	—	—	—	51
Charge for uncollectible accounts	(1,544)	(209)	(1,633)	(77)
Long-term cash incentives	—	194	—	405
Pension adjustment	—	20	—	41
Net loss attributable to noncontrolling interest	32	34	64	67
Other non-cash expense, net	(143)	(197)	(288)	(414)
Changes in operating assets and liabilities	269	1,780	6,225	1,077

Adjusted free cash flow	$2,696	$(5,042)	$10,213	$3,480

Adjusted EBITDA	$14,647	$14,023	$28,785	$27,953

Less:
Capital expenditures	(5,374)	(8,487)	(10,522)	(13,662)
Payment for North Slope fiber network	—	(5,500)	—	(5,500)
Proceeds on sale of fiber to joint venture partner	—	—	—	2,650
Amortization of deferred GCI capacity revenue	(516)	(516)	(1,027)	(1,025)
Income taxes (paid) refunded, net	(2)	—	572	(577)
Interest paid	(6,059)	(4,562)	(7,595)	(6,359)

Adjusted free cash flow	$2,696	$(5,042)	$10,213	$3,480

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

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of June 30, 2017, we have recorded litigation accruals of $0.7 million against certain of those claims and legal actions. Estimates involved in developing these litigation accruals could change as these claims, legal actions and regulatory proceedings progress. See also Part II, Item 1. Legal Proceedings.

EMPLOYEES

As of June 30, 2017, we employed 619 regular full-time employees, 8 regular part-time employees and 4 temporary employees, compared with 629, 9 and 4, respectively at December 31, 2016. Approximately 56% of our employees are represented by the IBEW. Our Master Collective Bargaining Agreement (“CBA”) with the IBEW governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska and expired on December 31, 2016. As of the date of this report we continue to operate under the prior agreement. Negotiations for a new agreement are continuing, and Management considers employee relations to be generally good.

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

Recently Adopted Accounting Pronouncements

In the first quarter of 2017, the Company adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The relevant provisions of ASU 2016-09 and the effect of adoption on the Company’s financial statements and related disclosures are summarized as follows: (i) The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The Company adopted these provisions on a modified retrospective basis. Excess tax benefits and tax deficiencies are included in the income tax provision beginning in the first quarter of 2017. A cumulative-effect adjustment was recorded in the first quarter of 2017 to reclassify $1,441 from additional paid in capital to retained earnings for excess tax benefits and deficiencies recorded to additional paid in capital prior to 2017. (ii) Excess tax benefits and tax deficiencies should be classified as an operating activity in the statement of cash flows. The Company adopted this provision on a retrospective basis. Tax deficiencies from share-based payments of $51 classified as a financing activity on the statement of cash flows in the six-month period of 2016 were reclassified to operating activities. See the condensed consolidated statement of cash flows. (iii) An entity may make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. Prior to 2017, the Company’s stock-based compensation expense reflected an estimate of the number of awards that were expected to vest, including an estimate of forfeitures. Effective in the first quarter 2017, the Company elected to account for forfeitures when they occur.

This provision was adopted on a modified retrospective basis, and a cumulative-effect adjustment was recorded in the first quarter of 2017 to reclassify $163 from additional paid in capital to retained earnings for the effect of this accounting change on periods prior to 2017. Retained earnings was charged $96 net of the income tax effect of $67. (iv) The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates. The Company has historically withheld taxes at the minimum statutory rate. Adoption of this provision is not expected to have a material effect on the Company’s financial statements. (vii) Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. This classification is consistent with the Company’s historical practice. See the consolidated statement of stockholders’ equity, Note 9 “Stock Incentive Plans” and Note 10 “Income Taxes” for additional information.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and was adopted by the Company effective in the first quarter of 2017 as permitted. The Company adopted ASU 2016-18 on a retrospective basis as required by the standard. See Note 13 “Supplemental Cash Flow Information” for additional information.

Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 and subsequent updates require that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is to be applied on a full retrospective basis or modified retrospective basis. The Company’s assessment of ASU 2014-09 and subsequent updates is nearing completion and is currently expected to be completed during the third quarter of 2017. This assessment includes determining the effect of the new standard on the Company’s financial statements, accounting systems, business processes, and internal controls. Based on its assessment to date, the Company does not currently expect adoption to have a material effect on its consolidated revenues. It is currently expected that adoption of the new standard will result in the deferral of certain contract fulfillment and other costs, including certain sales commissions, connection costs and modems, which are currently expensed as incurred. Such deferred costs will be amortized over the period that the associated revenue is recognized. The Company is in the early stages of implementation, which will require changes to the Company’s accounting systems, business processes and internal controls. The Company will adopt ASU 2014-09 effective January 1, 2018 and has not yet selected an adoption method.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715)” (“ASU 2017-07”). The amendments in ASU 2017-07 require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit costs, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. ASU 2017-07 also requires that only the service cost component is eligible for capitalization when applicable. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017. The Company does not currently expect that adoption of ASU 2017-07 will have a material effect on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2017-09”). The amendments in ASU 2017-09 are intended to provide clarity, and reduce diversity in practice and the cost and complexity of applying the guidance in Topic 718. The primary provision of ASU 2017-09 is to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a change as a modification unless all the following conditions are met: (i) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (ii) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (iii) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The amendments in this update should be applied prospectively to awards modified on or after the adoption date. The effect of the adoption of ASU 2017-09 on the Company’s financial statements and related disclosures will be dependent on the frequency and types of changes made to its share-based payment awards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is associated with changes in interest rates. The interest rates and cash interest payments were substantially fixed on approximately $100.9 million, or 53%, of our total borrowings of $190.9 million as of June 30, 2017. Our 6.25% Notes have a fixed coupon rate. The $120.0 million Term A-1 Facility of our 2017 Senior Credit Facility bears interest of LIBOR plus 5.0% with a LIBOR floor of 1.0% and the $60.0 million Term A-2 Facility bears interest of LIBOR plus 7.0% with a LIBOR floor of 1.0% as of June 30, 2017.

We manage a portion of our exposure to fluctuations in LIBOR and the resulting impact on interest expense and cash interest payments on our 2017 Senior Credit Facility through the utilization of pay-fixed, receive-floating interest rate swaps designated as a cash flow hedge. As of June 30, 2017, interest expense on $90.0 million, or approximately 50%, of the amount outstanding under the 2017 Senior Senior Credit Facility was hedged. A hypothetical 100 basis point increase in LIBOR over the floor of 1.0% during the next twelve months would result in an approximately $0.9 million increase in interest expense and cash interest payments associated with the unhedged portion of the 2017 Senior Credit Facility. Under the terms of the 2017 Senior Credit Facility, the Company is required to hedge the variable rate interest payments on a minimum of $90.0 million principal borrowed under the Agreement for a weighted average life of at least two years.

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

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the second quarter of 2017 and have concluded that there were no changes to our internal control over financial reporting during the second quarter of 2017 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of June 30, 2017, we have recorded litigation accruals of $0.7 million against certain current claims and legal actions. Other than as described above and as disclosed previously in Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2016, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Date: August 4, 2017	/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	/s/ Laurie Butcher
Laurie Butcher
Senior Vice President of Finance
(Principal Financial and Accounting Officer)