Form 10-Q
period 2017-09-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2017-11-09
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                       .

Commission File Number: 000-28167

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2126573
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 Telephone Avenue, Anchorage, Alaska 99503-6091

(Address of principal executive offices) (Zip Code)

(907) 297-3000

(Registrant's telephone number, including area code)

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                   No ☒

As of October 25, 2017, there were outstanding 52,447,518 shares of Common Stock, $.01 par value, of the registrant.

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 101.INS

Exhibit 101.SCH

Exhibit 101.CAL

Exhibit 101.DEF

Exhibit 101.LAB

Exhibit 101.PRE

PART I.        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$11,224	$21,228
Restricted cash	11,927	1,917
Accounts receivable, net of allowance of $2,165 and $1,115	24,976	25,062
Materials and supplies	5,635	4,917
Prepayments and other current assets	7,522	5,995
Total current assets	61,284	59,119

Property, plant and equipment	1,367,927	1,349,899
Less: accumulated depreciation and amortization	(1,001,953)	(983,050)
Property, plant and equipment, net	365,974	366,849

Deferred income taxes	16,542	14,718
Other assets	1,864	1,674
Total assets	$445,664	$442,360

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term obligations	$17,251	$1,973
Accounts payable, accrued and other current liabilities	37,767	38,180
Advance billings and customer deposits	4,353	4,167
Total current liabilities	59,371	44,320

Long-term obligations, net of current portion	170,414	177,626
Other long-term liabilities, net of current portion	59,642	61,538
Total liabilities	289,427	283,484
Commitments and contingencies
Alaska Communications stockholders' equity:
Common stock, $.01 par value; 145,000 authorized; 52,447 issued and outstanding at September 30, 2017; 51,477 issued and outstanding at December 31, 2016	524	515
Additional paid in capital	158,184	159,474
(Accumulated deficit) retained earnings	(1,057)	752
Accumulated other comprehensive loss	(2,434)	(2,910)
Total Alaska Communications stockholders' equity	155,217	157,831
Noncontrolling interest	1,020	1,045
Total stockholders' equity	156,237	158,876
Total liabilities and stockholders' equity	$445,664	$442,360

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Operating revenues	$56,703	$56,483	$171,970	$169,073
Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	26,690	25,393	78,286	77,064
Selling, general and administrative	17,261	18,110	52,792	53,036
Depreciation and amortization	9,193	8,748	27,124	25,908
Loss on disposal of assets, net	40	132	73	284
Total operating expenses	53,184	52,383	158,275	156,292
Operating income	3,519	4,100	13,695	12,781
Other income and (expense):
Interest expense	(3,577)	(3,869)	(11,335)	(11,590)
Loss on extinguishment of debt	(93)	-	(7,527)	(336)
Interest income	13	7	27	18
Total other income and (expense)	(3,657)	(3,862)	(18,835)	(11,908)
(Loss) income before income tax benefit (expense)	(138)	238	(5,140)	873
Income tax benefit (expense)	422	82	1,886	(217)
Net income (loss)	284	320	(3,254)	656
Less net loss attributable to noncontrolling interest	(36)	(34)	(100)	(101)
Net income (loss) attributable to Alaska Communications	320	354	(3,154)	757
Other comprehensive income (loss):
Minimum pension liability adjustment	31	15	89	43
Income tax effect	(13)	(6)	(37)	(21)
Amortization of defined benefit plan loss	153	63	461	497
Income tax effect	(63)	(26)	(189)	(204)
Interest rate swap marked to fair value	21	(6)	177	(180)
Income tax effect	(8)	2	(73)	73
Reclassification to interest expense	33	27	82	80
Income tax effect	(14)	(11)	(34)	(33)
Total other comprehensive income	140	58	476	255
Total comprehensive income (loss) attributable to Alaska Communications	460	412	(2,678)	1,012
Net loss attributable to noncontrolling interest	(36)	(34)	(100)	(101)
Total other comprehensive income attributable to noncontrolling interest	-	-	-	-
Total comprehensive loss attributable to noncontrolling interest	(36)	(34)	(100)	(101)
Total comprehensive income (loss)	$424	$378	$(2,778)	$911
Net income (loss) per share attributable to Alaska Communications:
Basic	$0.01	$0.01	$(0.06)	$0.01
Diluted	$0.01	$0.01	$(0.06)	$0.01
Weighted average shares outstanding:
Basic	52,434	51,340	52,159	51,105
Diluted	53,794	52,454	52,159	52,130

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statement of Stockholders' Equity

Nine Months Ended September 30, 2017

(Unaudited, In Thousands Except Per Share Amounts)

	Alaska Communications Stockholders' Equity
				(Accumulated	Accumulated
			Additional	Deficit)	Other
		Common	Paid in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Stock	Capital	Earnings	Loss	Interest	Equity

Balance at December 31, 2016	51,477	$515	$159,474	$752	$(2,910)	$1,045	$158,876

Total comprehensive (loss) income	-	-	-	(3,154)	476	(100)	(2,778)

Cumulative effect of new accounting principles adopted	-	-	(1,278)	1,345	-	-	67

Stock compensation	-	-	842	-	-	-	842

Extinguishment of convertible note options, net of tax	-	-	(360)	-	-	-	(360)

Surrender of shares to cover minimum withholding taxes on stock-based compensation	-	-	(601)	-	-	-	(601)

Issuance of common stock, pursuant to stock plans, $.01 par	970	9	107	-	-	-	116

Contributions from noncontrolling interest	-	-	-	-	-	75	75

Balance at September 30, 2017	52,447	$524	$158,184	$(1,057)	$(2,434)	$1,020	$156,237

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net (loss) income	$(3,254)	$656
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	27,124	25,908
Loss on disposal of assets, net	73	284
Amortization of debt issuance costs and debt discount	1,951	3,035
Loss on extinguishment of debt	7,527	336
Amortization of deferred capacity revenue	(2,601)	(2,564)
Stock-based compensation	842	2,147
Deferred income tax (benefit) expense	(1,840)	543
Tax deficiencies from share-based payments	-	(51)
Charge for uncollectible accounts	2,562	166
Other non-cash expense, net	430	466
Income taxes payable (receivable)	577	(852)
Changes in operating assets and liabilities	(7,703)	(1,710)
Net cash provided by operating activities	25,688	28,364

Cash Flows from Investing Activities:
Capital expenditures	(24,054)	(22,351)
Capitalized interest	(772)	(811)
Change in unsettled capital expenditures	2,007	(9,181)
Proceeds on sale of assets	6	2,664
Net cash used by investing activities	(22,813)	(29,679)

Cash Flows from Financing Activities:
Repayments of long-term debt	(174,378)	(12,355)
Proceeds from the issuance of long-term debt	183,000	-
Debt issuance costs and discounts	(5,559)	(44)
Cash paid for debt extinguishment	(5,522)	(150)
Cash proceeds from noncontrolling interest	75	75
Payment of withholding taxes on stock-based compensation	(601)	(472)
Proceeds from the issuance of common stock	116	130
Net cash used by financing activities	(2,869)	(12,816)

Change in cash, cash equivalents and restricted cash	6	(14,131)
Cash, cash equivalents and restricted cash, beginning of period	23,145	37,825

Cash, cash equivalents and restricted cash, end of period	$23,151	$23,694

Supplemental Cash Flow Data:
Interest paid	$10,874	$8,012
Income taxes (refunded) paid, net	$(624)	$577

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

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position, comprehensive income and cash flows of Alaska Communications Systems Group, Inc. and the following wholly-owned subsidiaries:

•	Alaska Communications Systems	•	Crest Communications Corporation
	Holdings, Inc. ("ACS Holdings")	•	WCI Cable, Inc.
•	ACS of Alaska, LLC (“ACSAK”)	•	WCIC Hillsboro, LLC
•	ACS of the Northland, LLC (“ACSN”)	•	Alaska Northstar Communications, LLC
•	ACS of Fairbanks, LLC (“ACSF”)	•	WCI LightPoint, LLC
•	ACS of Anchorage, LLC (“ACSA”)	•	WorldNet Communications, Inc.
•	ACS Wireless, Inc.	•	Alaska Fiber Star, LLC
•	ACS Long Distance, LLC	•	TekMate, LLC
•	Alaska Communications Internet, LLC (“ACSI”)
•	ACS Messaging, Inc.
•	ACS Cable Systems, LLC (“ACSC”)

In addition to the wholly-owned subsidiaries, the Company has a fifty percent controlling interest in ACS-Quintillion JV, LLC (“AQ-JV”), a joint venture formed by its wholly-owned subsidiary ACSC and Quintillion Holdings, LLC (“QHL”) in connection with the North Slope fiber optic network. See Note 2 “Joint Venture” for additional information.

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

The Company enters into contracts with its rural health care customers. Customers are billed, and revenue is recognized, for services as provided when it is determined that the selling price is fixed or determinable and collectability is reasonably assured. Payment for the services is made, in part, by the customer. The Company also receives funding support for these services through the Federal Communications Commission’s (“FCC”) rural health care universal service support mechanism. As of September 30, 2017, the Universal Service Administrative Company (“USAC”), which administers this program, had not issued approval notices to the Company's rural health care customers (all of whom had timely applied for funding), or otherwise announced funding levels, for Funding Year 2017, which began on July 1, 2017 and ends on June 30, 2018. Revenues associated with services provided to the Company's rural health care customers in the third quarter of 2017 were recognized based on the amounts that were determinable and for which collectability is reasonably assured. Such amounts were estimated based on recent historical demand and funding approval levels. In the event approved funding varies from the estimated approval level, revenues will be adjusted accordingly.

The Company has consolidated the financial results of the AQ-JV based on its determination that, for accounting purposes, it holds a controlling financial interest in the joint venture and is the primary beneficiary of this variable interest entity. The Company has accounted for and reported QHL’s 50 percent ownership interest in the joint venture as a noncontrolling interest. See Note 2 “Joint Venture” for additional information.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income (loss) and cash flows for all periods presented. Comprehensive income (loss) for the three and nine months ended September 30, 2017, is not necessarily indicative of comprehensive income (loss) which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2016 has been derived from the audited financial statements as of that date but does not include all information and notes required by GAAP for complete financial statements. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes, including estimates of operating revenues, probable losses and expenses. Actual results could differ materially from those estimates.

Recently Adopted Accounting Pronouncements

In the first quarter of 2017, the Company adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The relevant provisions of ASU 2016-09 and the effect of adoption on the Company’s financial statements and related disclosures are summarized as follows: (i) The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The Company adopted these provisions on a modified retrospective basis. Excess tax benefits and tax deficiencies are included in the income tax provision beginning in the first quarter of 2017. A cumulative-effect adjustment was recorded in the first quarter of 2017 to reclassify $1,441 from additional paid in capital to retained earnings for excess tax benefits and deficiencies recorded to additional paid in capital prior to 2017. (ii) Excess tax benefits and tax deficiencies should be classified as an operating activity in the statement of cash flows. The Company adopted this provision on a retrospective basis. Tax deficiencies from share-based payments of $51 classified as a financing activity on the statement of cash flows in the nine-month period of 2016 were reclassified to operating activities. See the condensed consolidated statement of cash flows. (iii) An entity may make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. Prior to 2017, the Company’s stock-based compensation expense reflected an estimate of the number of awards that were expected to vest, including an estimate of forfeitures. Effective in the first quarter 2017, the Company elected to account for forfeitures when they occur. This provision was adopted on a modified retrospective basis, and a cumulative-effect adjustment was recorded in the first quarter of 2017 to reclassify $163 from additional paid in capital to retained earnings for the effect of this accounting change on periods prior to 2017. Retained earnings was charged $96 net of the income tax effect of $67. (iv) The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates. The Company has historically withheld taxes at the minimum statutory rate. Adoption of this provision is not expected to have a material effect on the Company’s financial statements. (vii) Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. This classification is consistent with the Company’s historical practice. See the consolidated statement of stockholders’ equity, Note 9 “Stock Incentive Plans” and Note 10 “Income Taxes” for additional information.

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

Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 and subsequent updates require that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is to be applied on a full retrospective basis or modified retrospective basis. The Company’s assessment of ASU 2014-09 and subsequent updates is nearing completion and will be completed during the fourth quarter of 2017. This assessment includes determining the effect of the new standard on the Company’s financial statements, accounting systems, business processes, and internal controls. Based on its assessment to date, the Company does not currently expect adoption to have a material effect on its consolidated revenues. It is currently expected that adoption of the new standard will result in the deferral of certain contract fulfillment and other costs, including certain sales commissions, connection costs and modems, which are currently expensed as incurred. Such deferred costs will be amortized over the period that the associated revenue is recognized. Adoption of ASU 2014-09 will also require enhanced financial statement disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company is currently implementing the new standard, which requires changes to the Company’s accounting systems, business processes and internal controls. The Company will adopt ASU 2014-09 effective January 1, 2018 on a modified retrospective basis.

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

In August 2017, the FASB issued ASU No., 2017-12, “Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The amendments in ASU 2017-12 are intended to improve and simplify the accounting rules for hedge accounting, including providing a better portrayal of the economic results of an entity’s risk management activities in its financial statements and simplification of the application of hedge accounting guidance. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and, for qualifying hedges, requires the entire change in the fair value of the hedging instrument to be presented in the same income statement line as the hedged item. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted in any interim period or fiscal year prior to the effective date. The accounting and disclosure requirements are to be adopted on a prospective basis and a cumulative-effect adjustment is to be recorded for cash flow and net investment hedges existing at the date of adoption. The Company is evaluating the effect that ASU 2017-12 will have on its consolidated financial statements and related disclosures.

2.          JOINT VENTURE

In the second quarter of 2015, the Company entered into a series of transactions including the acquisition of a fiber optic network on the North Slope arctic area of Alaska and the establishment of AQ-JV to own, operate and market, part of that network. The network provides reliable fiber-optic connectivity where only high-cost microwave and high-latency satellite communications was previously available. Through QA-JV, this network has been made available to other telecom carriers in the market.

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

Formation of Joint Venture

On April 2, 2015, the Company, through its wholly-owned subsidiary ACS Cable Systems, LLC, entered into a joint venture agreement with QHL to form AQ-JV for the purpose of expanding the fiber optic network, and making the network available to other telecom carriers. The joint venture may also participate in and facilitate other capital and service initiatives in the telecom industry. The Company and QHL each contributed to the Joint Venture IRUs with a combined value of $1,844 ($922 by each party). Each party also contributed cash of $250. The Company contributed an additional IRU with a value of $461. In the first quarter of 2016, the Company and QHL executed an amendment to the operating agreement which provides the Company access to 50 percent of the Joint Venture’s initial in-field lit capacity in compensation for the Company’s contribution of the additional IRU at the joint venture’s formation. This amendment is effective as of the establishment date of the joint venture on April 2, 2015. In the second quarter of 2016, the Company and QHL each made an additional $75 capital contribution to the joint venture. In the third quarter of 2017, the Company and QHL each made an additional $75 capital contribution to the joint venture. The Company and QHL each hold a 50 percent voting interest in QA-JV.

The Company determined that the Joint Venture is a Variable Interest Entity as defined in ASC 810, “Consolidation.” The Company consolidates the financial results of QA-JV based on its determination that, the 50 percent voting interest of each party notwithstanding, for accounting purposes it holds a controlling financial interest in, and is the primary beneficiary of, the joint venture. This determination was based on (i) the Company’s expected future utilization of certain assets of the joint venture in the operation of the Company’s business; (ii) the Company’ engineering, design, installation, service and maintenance expertise in the telecom industry and its existing relationships and presence in the Alaska telecom market are expected to be significant factors in the successful operation of the joint venture; and (iii) the Company’s role as joint venture manager and its right to a management fee equal to a percentage of the joint venture’s collected gross revenue. There was no gain or loss recognized by the Company on the initial consolidation of the joint venture. The Company has accounted for and reported QHL’s 50 percent ownership interest in QA-JV as a noncontrolling interest.

The table below provides certain financial information about the joint venture included on the Company’s consolidated balance sheet at September 30, 2017 and December 31, 2016. Cash may be utilized only to settle obligations of the joint venture. Because the joint venture is an LLC, and the Company has not guaranteed its operations, the joint venture’s creditors do not have recourse to the general credit of the Company.

	2017	2016
Cash	$190	$67
Fiber and IRUs, net of accumulated depreciation of $186 and $112	$1,955	$2,029

The operating results and cash flows of the joint venture in the three and nine-month periods of 2017 and 2016 were not material to the Company’s consolidated financial results.

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

●	Level 1 - Quoted prices for identical instruments in active markets.
●

Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

●	Level 3 - Significant inputs to the valuation model are unobservable.

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

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The estimated fair value of the Company’s 6.25% Convertible Notes due 2018 (“6.25% Notes”) Notes of $9,970 at September 30, 2017, was estimated based on quoted market prices for identical instruments on dates different from the market trade date value (Level 2). The carrying value of the 6.25% Notes at September 30, 2017 was $9,970. The estimated fair value and carrying value of the Company’s 6.25% Notes was $91,729 at December 31, 2016. The carrying values of the Company’s senior credit facilities and other long-term obligations of $180,758 and $90,075 at September 30, 2017 and December 31, 2016, respectively, approximate fair value primarily as a result of the stated interest rates of the 2017 Senior Credit Facility and 2015 Senior Credit Facilities approximating current market rates (Level 2).

The following table presents the Company’s financial liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, at each hierarchical level:

	September 30, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other assets:
Interest rate swaps	$190	$-	$190	$-	$-	$-	$-	$-
Other long-term liabilities:
Interest rate swaps	$-	$-	$-	$-	$100	$-	$100	$-

Derivative Financial Instruments

The Company currently uses interest rate swaps to manage variable interest rate risk. At low LIBOR rates, payments under the swaps increase the Company’s cash interest expense, and at high LIBOR, rates they have the opposite effect.

The outstanding amount of the swaps as of a period end are reported on the balance sheet at fair value, represented by the estimated amount the Company would receive or pay to terminate the swaps, and are valued using models based on readily observable market parameters for all substantial terms of the contracts.

Under the terms of the 2017 Senior Credit Facility, the Company was required enter into or obtain an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings under the Agreement of a minimum of $90,000 with a weighted average life of at least two years within ninety days of March 28, 2017. Subsequent to repayment of the principal amounts outstanding under its 2015 Senior Credit Facilities on March 28, 2017, the Company redesignated its existing pay-fixed, receive-floating interest rate swap with a remaining notional amount of $42,058 at March 31, 2017 and an interest rate of 6.333%, inclusive of a 5.0% LIBOR spread, as a hedge of variable interest rate payments under its 2017 Senior Credit Facility. The notional amount of this swap, which terminates on December 31, 2017, was $40,673 at September 30, 2017. On June 14, 2017, the Company entered into an additional pay-fixed, receive-floating interest rate swap in the initial notional amount of $48,635, increasing to $90,000 on December 29, 2017, with an interest rate of 6.49425%, inclusive of a 5.0% LIBOR spread, and a maturity date of June 28, 2019. Changes in fair value of these interest rate swaps are recorded to accumulated other comprehensive loss and are reclassified to interest expense when the hedged transaction is recognized in earnings. See Note 6 “Long-Term Obligations” and Note 8 “Accumulated Other Comprehensive Loss.”

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

3.          FAIR VALUE MEASUREMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The Company’s two interest rate swaps at September 30, 2017 are with the same counterparty, are hedges of the same variable rate borrowing instrument and are subject to a master netting arrangement. The fair value of the two derivatives has been reported on a net basis on the balance sheet at September 30, 2017. The following table provides a gross presentation, the effects of offsetting, and the net presentation of these derivative instruments as of September 30, 2017. The net amount of the derivative asset can be reconciled to the fair value disclosures.

		Gross Amount	Net Amount
	Gross Amount	Offset on the	Presented on the
	Recognized	Balance Sheet	Balance Sheet

Other assets	$197	$(7)	$190
Other long-term liabilities	$7	$(7)	$-

The following table presents the notional amount, fair value and balance sheet classification of the Company’s derivative financial instruments designated as cash flow hedges as of September 30, 2017 and December, 31, 2016:

		Notional	Fair
	Balance Sheet Location	Amount	Value
At September 30, 2017:
Interest rate swaps	Other assets	$90,000	$190

At December 31, 2016:
Interest rate swaps	Other long-term liabilities	$42,750	$100

The following table presents gains and losses before income taxes on the Company’s interest rate swaps designated as cash flow hedges for the three and nine-month periods ending September 30, 2017 and 2016. There was no ineffectiveness associated with these hedges in the periods reported.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Gain (loss) recognized in accumulated other comprehensive loss	$21	$(6)	$177	$(180)
Loss reclassified from accumulated other comprehensive loss	(33)	(27)	(82)	(80)

4.          ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at September 30, 2017 and December 31, 2016:

	2017	2016
Retail customers	$18,442	$17,511
Wholesale carriers	4,309	4,293
Other	4,390	4,373
	27,141	26,177
Less: allowance for doubtful accounts	(2,165)	(1,115)
Accounts receivable, net	$24,976	$25,062

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

4.          ACCOUNTS RECEIVABLE (Continued)

The following table summarizes the change in the allowance for doubtful accounts for the nine-month period ended September 30, 2017:

2017
Balance at January 1	$1,115
Provision for uncollectible accounts	2,562
Charged to other accounts	-
Deductions	(1,512)
Balance at September 30	$2,165

On April 10, 2017, USAC, which administers the FCC’s rural health care universal service support mechanism, confirmed that demand for rural health care support had exceeded the program’s $400 million annual cap in Funding Year 2016, which began July 1, 2016 and ended on June 30, 2017. As a result, USAC announced that applicants that filed successful funding requests between September 1 and November 30, 2016 would receive 92.5 percent of the funding for which they were otherwise eligible. On June 30, 2017, the FCC issued an order to Alaskan health care providers impacted by the Rural Health Care Program pro-ration, allowing customers unable to fund the shortfall to remain in regulatory compliance with the program. The Company subsequently notified this subset of customers that, subject to certain terms and conditions, it would suspend collection of the funding shortfall for Funding Year 2016. In the second quarter of 2017, the Company recorded a charge of $1,102 to fully reserve the effect of the funding shortfall for Funding Year 2016 on its rural health care customers. At September 30, 2017, the Company’s accounts receivable, net, associated with its rural health care customers totaled $7,478. Rural health care accounts are a component of the Retail Customers category in the above table. See Note 1, “Summary of Significant Accounting Policies” for additional information.

5.          CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities consist of the following at September 30, 2017 and December 31, 2016:

	2017	2016
Accounts payable - trade	$15,352	$13,782
Accrued payroll, benefits, and related liabilities	11,929	14,395
Deferred capacity and other revenue	4,896	4,502
Accrued interest on long-term obligations	357	1,026
Other	5,233	4,475
Total accounts payable, accrued and other current liabilities	$37,767	$38,180

Advance billings and customer deposits consist of the following at September 30, 2017 and December 31, 2016:

	2017	2016
Advance billings	$4,321	$4,136
Customer deposits	32	31
Total advance billings and customer deposits	$4,353	$4,167

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

6.          LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at September 30, 2017 and December 31, 2016:

	2017	2016
2017 senior secured credit facility due 2023	$180,000	$-
Debt discount	(2,834)	-
Debt issuance costs	(3,047)	-
2015 senior secured credit facilities due 2018	-	86,750
Debt issuance costs	-	(1,738)
6.25% convertible notes due 2018	10,044	94,000
Debt discount	(74)	(2,271)
Debt issuance costs	(16)	(467)
Capital leases and other long-term obligations	3,592	3,325
	187,665	179,599
Less current portion	(17,251)	(1,973)
Long-term obligations, net of current portion	$170,414	$177,626

As of September 30, 2017, the aggregate maturities of long-term obligations were as follows:

2017 (October 1 - December 31)	$2,239
2018 (January 1 - December 31)	16,880
2019 (January 1 - December 31)	6,639
2020 (January 1 - December 31)	8,902
2021 (January 1 - December 31)	16,267
2022 (January 1 - December 31)	86,483
Thereafter	56,226
Total maturities of long-term obligations	$193,636

As of September 30, 2017, the Company had no amounts outstanding under the $15,000 revolving facility component of its 2017 Senior Credit Facility.

2017 Senior Credit Facility

On March 13, 2017 (the “Closing Date”), the Company entered into a new senior credit facility consisting of a Term A-1 Facility of $120,000, a Term A-2 Facility of $60,000 and a revolving facility of $15,000 (the “2017 Senior Credit Facility” or “Agreement”). Upon the satisfaction of certain conditions, on March 28, 2017 (the “Funding Date”), the 2017 Senior Credit Facility was funded. Gross cash proceeds totaling $176,828, net of discounts of $3,172, and cash on hand of $9,030 were utilized as follows: (i) repayment of the Company’s 2015 Senior Credit Facility due 2018 totaling $88,135, including principal, accrued interest and fees; (ii) placement of $94,000 in restricted cash to fund the purchase or repayment at maturity of its 6.25% Convertible Notes due 2018 (“6.25% Notes”); (iii) fund fees associated with tender of the 6.25% Notes of $197; and (iv) fund fees and other expenses associated with the transaction totaling $3,526. Discounts, fees and expenses associated with the 2017 Senior Credit Facility, including amounts paid in 2016, totaling $6,580 were deferred and will be charged to interest expense over the terms of the Agreement.

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

The obligations under the 2017 Senior Credit Facility are secured by substantially all of the personal property and certain material real property owned by the Company and its wholly-owned subsidiaries, with certain exceptions. The 2017 Senior Credit Facility contains customary representations, warranties and covenants, including covenants limiting the incurrence of additional debt, declaring dividends, repurchase of the Company’s common stock, making investments, dispositions, and entering into mergers and acquisitions. Financial covenants (i) impose a maximum net total leverage to consolidated EBITDA ratio; and (ii) require a minimum consolidated EBITDA to fixed charge coverage ratio. The 2017 Senior Credit Facility provides for events of default customary for credit facilities of this type, including non-payment under the agreement, breach of warranty, breach of covenants, defaults on other debt, incurrence of liens on collateral, change of control and insolvency, all as defined in the Agreement. Consequences of an event of default are defined in the Agreement.

As required under the terms of the 2017 Senior Credit Facility, the Company has entered into interest rate hedges sufficient to effectively fix or limit the interest rate on borrowings under the Agreement of a minimum of $90,000 with a weighted average life of at least two years. See Note 3 “Fair Value Measurements and Derivative Financial Instruments” for additional information.

2015 Senior Credit Facilities

On March 28, 2017, the Company utilized proceeds from the 2017 Senior Credit Facility and cash on hand to repay, in full, the outstanding principal balance of its 2015 Senior Credit Facilities in the amount of $86,750 and accrued interest and fees totaling $1,385. The Company recorded a loss of $2,297 on the extinguishment of debt associated with this transaction, including the write-off of debt issuance costs and third-party fees. Principal payments under the 2015 Senior Credit Facility were due in 2017 and 2018.

6.25% Convertible Notes Due 2018

On March 17, 2017, the Company issued a tender offer to purchase any and all of its outstanding 6.25% Notes for cash in an amount equal to one thousand twenty-five dollars per one thousand dollars principal amount (the “Tender Offer”). The Tender Offer was subsequently amended to one thousand thirty-seven dollars and fifty cents per one thousand dollars principal amount. Under the terms of the Agreement, proceeds from the Company’s 2017 Senior Credit Facility in the amount of $94,000 were utilized to fund the Tender Offer and will be used to fund the repurchase, or repayment at maturity of, the remaining 6.25% Notes. The Tender Offer expired on April 14, 2017 and was settled on April 17, 2017. As of the expiration date, $83,956 aggregate principal amount of the 6.25% Notes were validly tendered and not validly withdrawn pursuant to the Tender Offer, and were accepted for purchase by the Company at the amended price. The Company settled the Tender Offer on April 17, 2017. The cash settlement totaled $90,231, including principal of $83,956, accrued interest of $2,420, the premium of $3,148 and fees of $707. Settlement was funded with restricted cash of $83,956 and other cash on hand of $6,275. The Company recorded a loss on the extinguishment of this debt of $5,230 in 2017. Following settlement, 6.25% Notes in the aggregate principal amount of $10,044 remained outstanding. The purchase or settlement at maturity of the remaining 6.25% Notes will be funded with restricted cash of $10,044 designated for this purpose with any transaction costs to be funded with cash on hand.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

7.          OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at September 30, 2017 and December 31, 2016:

	2017	2016
Deferred GCI capacity revenue, net of current portion	$33,706	$35,255
Other deferred IRU capacity revenue, net of current portion	16,938	15,697
Other deferred revenue, net of current portion	1,249	2,202
Other	7,749	8,384
Total other long-term liabilities	$59,642	$61,538

8.          ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the nine-month period ended September 30, 2017:

	Defined
	Benefit
	Pension	Interest
	Plan	Rate Swaps	Total
Balance at December 31, 2016	$(2,875)	$(35)	$(2,910)
Other comprehensive income before reclassifications	52	104	156
Reclassifications from accumulated comprehensive loss to net income	272	48	320
Net other comprehensive income	324	152	476
Balance at September 30, 2017	$(2,551)	$117	$(2,434)

The following table summarizes the reclassifications from accumulated other comprehensive loss to net income (loss)for the three and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Amortization of defined benefit plan pension items:
Amortization of loss	$153	$63	$461	$497
Income tax effect	(63)	(26)	(189)	(204)
After tax	90	37	272	293

Amortization of loss on interest rate swap:
Reclassification to interest expense	33	27	82	80
Income tax effect	(14)	(11)	(34)	(33)
After tax	19	16	48	47
Total reclassifications, net of income tax	$109	$53	$320	$340

Amounts reclassified to net income (loss) from our defined benefit pension plan and interest rate swaps have been presented within “Selling, general and administrative expenses” and “Interest expense,” respectively, in the Condensed Consolidated Statements of Comprehensive Income (Loss). The estimated amount of accumulated other comprehensive loss to be reclassified to interest expense within the next twelve months is $5. See Note 3 “Fair Value Measurements and Derivative Financial Instruments.”

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

Prior to 2017, the Company’s stock-based compensation expense reflected an estimate of forfeited share-based awards. Upon the adoption of ASU 2016-09 effective January 1, 2017, the Company elected to account for forfeitures when they occur. This standard was adopted on a modified retrospective basis and stock-based compensation expense for the three and nine-month periods ended September 30, 2016 have not be restated for this change. Adoption did not have a material effect on the Company’s stock-based compensation expense. See Note 1 “Summary of Significant Accounting Policies” for additional information.

2011 Incentive Award Plan

On June 10, 2011, Alaska Communications shareholders approved the 2011 Incentive Award Plan, which was amended and restated on June 30, 2014 and which terminates in 2021. Following termination, all shares granted under this plan, prior to termination, will continue to vest under the terms of the grant when awarded. All remaining unencumbered shares of common stock previously allocated to the Prior Plans were transferred to the 2011 Incentive Award Plan. In addition, to the extent that any outstanding awards under the Prior Plans are forfeited or expire or such awards are settled in cash, such shares will again be available for future grants under the 2011 Incentive Award Plan. The Company grants Restricted Stock Units (“RSU’s”) and Performance Stock Units (“PSUs”) as the primary equity based incentive for executive and certain non union-represented employees.

Restricted Stock Units

The Company measures the fair value of RSUs based on the number of shares granted and the quoted closing market price of the Company’s common stock on the date of grant. RSUs granted in 2017 vest ratably over three years.

The following table summarizes the RSU, LTIP and non-employee director stock compensation activity for the nine-month period ended September 30, 2017:

		Weighted
		Average
		Grant Date
	Number	Fair
	of Units	Value
Nonvested at December 31, 2016	1,414	$1.79
Granted	618	2.25
Vested	(773)	1.85
Canceled or expired	(64)	1.74
Nonvested at September 30, 2017	1,195	$1.99

Performance Stock Units

The Company measures the fair value of 2017 PSUs with service and performance conditions based on the closing price of the underlying shares at the grant date. The amount of expense recognized each reporting period is based on changes to the expected achievement of the performance conditions, or actual value if the PSUs otherwise vest or are determined by the Compensation Committee of the Company’s Board of Directors to be unlikely to vest prior to expiration. For 2017 PSUs that include a market condition such as the Company achieving a specified stock price or a specified return on the stock price, the Company measures the fair value of PSUs using a Monte Carlo simulation model as more fully described below. Share-based compensation expense related to market conditions will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

9.          STOCK INCENTIVE PLANS (Continued)

The following table summarizes the PSU activity for the nine-month period ended September 30, 2017.

		Weighted
		Average
		Grant Date
	Number	Fair
	of Units	Value
Nonvested at December 31, 2016	1,334	$1.77
Granted (1)	615	2.27
Vested	(532)	1.78
Canceled or expired	(86)	1.76
Nonvested at September 30, 2017	1,331	$2.00

(1)	Granted units include 307 PSUs for which the performance targets have not been established. Accordingly, the grant date fair value has not been calculated.

PSUs granted prior to 2017 vest ratably over three years beginning at the grant date, while PSUs granted in 2017 vest at the end of the 2.5 year performance period, subject to achievement of certain performance conditions and a market condition and approval of the Compensation and Personnel Committee of the Board of Directors. As of September 30, 2017, certain of the Company performance targets were deemed probable of achievement and expensed accordingly based on the authoritative accounting guidance on share-based payments.

All 2017 PSUs granted are based on achievement of an initial performance condition with 50 percent based on achievement of a secondary performance condition and 50 percent based on achievement of a market condition. The targets for the secondary performance condition were only partially established and will be finalized for fiscal years 2018 and 2019 in the first quarter of those respective fiscal years. The performance targets and actual achievement for this secondary performance condition will be averaged over the performance period and vesting will be determined in March 2020 after certification of the Company’s fiscal 2019 financial results. As a result, the valuation for the secondary performance condition is expected to be based on the quoted closing price of the Company’s common stock in fiscal 2019 when the performance targets are established. Expense will be attributed to earnings over the requisite service period to the extent the Company’s achievement of the secondary performance condition is probable of being met.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

9.          STOCK INCENTIVE PLANS (Continued)

The market condition is based on the Company’s specified return on its stock price compared to the specified return of an index over the performance period. The market condition valuation was based on a Monte Carlo simulation model. The table below sets forth the weighted average grant date fair value assumptions used in the Monte Carlo simulation model:

Valuation (grant) date	September 28, 2017
Fair market value of the Company's Common Stock	$2.28
Risk-free interest rate	1.5%
Expected dividend yield	0%
Expected volatility	42.7%
Remaining performance period (in years)	2.3
Estimated fair value per share	$2.27

●	Fair Market Value - based on the quoted closing price of the Company’s common stock.
●	Risk-free interest rate - based on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to the remaining performance period.
●	Dividend Yield - based on the fact that the Company has not paid cash dividends since 2012 and does not anticipate paying cash dividends in the foreseeable future.
●	Expected Volatility - based on the weighted average historical volatilities of the Company’s common stock and companies in the specified index.
●	Remaining Performance Period - based on the period of time from the valuation date through the end of the performance period.

Vesting of all 2017 PSUs are subject to approval of the Compensation and Personnel Committee of the Board of Directors. Additional information on these 2017 PSU awards will be disclosed in the Company’s 2018 Annual Proxy Statement.

The following table provides selected information about the Company’s share-based compensation as of and for the three and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total compensation cost for share-based payments	$261	$700	$842	$2,147
Weighted average grant-date fair value of equity instruments granted (per share)	$2.27	$1.72	$2.26	$1.74
Total fair value of shares vested during the period	$83	$70	$2,369	$1,954

At September 30:
Unamortized share-based payments			$2,276	$2,092
Weighted average period (in years) to be recognized as expense			1.7	1.4

10.         INCOME TAXES

The Company adopted ASU 2016-09 effective January 1, 2017. As required by ASU 2016-09, the Company recorded a tax deficiency from share-based payments of $29 in the provision for income taxes in the nine-month period ended September 30, 2017, which decreased net income by the same amount. A tax deficiency from share-based payments of $51 in the nine-month period ended September 30, 2016 was charged to additional paid-in capital in that period. ASU 2016-09 was adopted on a modified retrospective basis and the income tax provision reported for the three and nine-month periods ended September 30, 2016 were not adjusted for this change. See Note 1 “Summary of Significant Accounting Policies” for additional information.

The Company’s income tax benefit of $422 and $1,886 in the three and nine-month periods ended September 30, 2017, respectively, reflect the impact of permanent book to tax differences. The Company’s effective income tax rate was 36.7% in the nine-month period ended September 30, 2017.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

11.          EARNINGS PER SHARE (Continued)

Effective in 2015, the Company discontinued use of the “if converted” method in calculating diluted earnings per share in connection with its contingently convertible debt. Accordingly, 977 and 4,118 shares related to the 6.25% Notes have been excluded from the calculation of diluted earnings per share for the three and nine-month periods ended September 30, 2017, respectively, and 9,143 and 9,298 shares were excluded from the calculation of diluted earnings per share for the three and nine-month periods ended September 30, 2016, respectively. Due to the Company’s reported net loss for the nine-month period ended September 30, 2017, 2,976 potential common share equivalents outstanding, consisting of restricted stock and deferred shares granted to directors, were antidilutive and excluded from the calculation of diluted loss per share.

The calculation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income (loss) attributable to Alaska Communications	$320	$354	$(3,154)	$757

Weighted average common shares outstanding:
Basic shares	52,434	51,340	52,159	51,105
Effect of stock-based compensation	1,360	1,114	-	1,025
Diluted shares	53,794	52,454	52,159	52,130

Net income (loss) per share attributable to Alaska Communications:
Basic	$0.01	$0.01	$(0.06)	$0.01
Diluted	$0.01	$0.01	$(0.06)	$0.01

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

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. As of September 30, 2017, this plan is not fully funded under the Employee Retirement Income Security Act of 1974, as amended.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

12.         RETIREMENT PLANS (Continued)

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest cost	$153	$166	$465	$501
Expected return on plan assets	(184)	(180)	(554)	(542)
Amortization of loss	184	77	550	538
Net periodic pension expense	$153	$63	$461	$497

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts

13.         SUPPLEMENTAL CASH FLOW INFORMATION

The Company adopted ASU 2016-15, which addresses the classification of certain cash inflows and outflows, effective in the first quarter of 2017. ASU 2016-15 was adopted retrospectively and did not have a material effect on the Company’s statement of cash flows. See Note 1 “Summary of Significant Accounting Policies.”

The Company adopted ASU 2016-18 effective in the first quarter of 2017. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As required, the Company adopted ASU 2016-18 on a retrospective basis. The net change in restricted cash of $13 originally reported as a cash inflow from financing activities on the statement of cash flows for the nine-month period ended September 30, 2016 was associated with stand-by letters of credit and was eliminated from the statement as a result of the adoption of ASU 2016-18. See Note 1 “Summary of Significant Accounting Policies” for additional information.

Restricted cash of $11,927 at September 30, 2017 consisted of $10,044 to fund the purchase or settlement at maturity of the Company’s 6.25% Notes, and certificates of deposit of $1,883 required under the terms of certain contracts to which the Company is a party. Restricted cash of $1,917 at December 31, 2016 consisted of certificates of deposit as described above.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of financial position at September 30, 2017 and 2016 that sum to the total of these items reported in the statement of cash flows:

	September 30,
	2017	2016
Cash and cash equivalents	$11,224	$21,883
Restricted cash	11,927	1,811
Total cash, cash equivalents and restricted cash	$23,151	$23,694

The following table presents supplemental non-cash transaction information for the nine-month periods ended September 30, 2017 and 2016:

	2017	2016
Supplemental Non-cash Transactions:
Capital expenditures incurred but not paid at September 30	$5,591	$2,607
Property acquired under capital leases	$1,078	$-
Additions to ARO asset	$200	$150

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

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company establishes an accrual when a particular contingency is probable and estimable, and has recorded litigation accruals of $748 at September 30, 2017 against certain current claims and legal actions. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•

governmental and public policy changes, including on-going changes in our revenues, or obligations we will assume to receive these revenues, resulting from regulatory actions affecting inter-carrier compensation, and on-going support for federal and state programs such as Carrier of Last Resort obligations and the rural health care universal service support mechanism, as well as our ability to comply with the regulatory requirements to receive those support payments.

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

•	our ability to continue to develop attractive, integrated products and services to evolving industry standards, and meet the pressure from competition to offer these services at lower prices
•	unforeseen challenges when entering new markets
•	unanticipated damage to one or more of our undersea fiber optic cables resulting from construction or digging mishaps, fishing boats or other reasons
•	structural declines for voice and other legacy services within the telecommunications industry
•	a maintenance or other failure of our network or data centers
•	a failure of information technology systems
•	a third-party claim that the Company is infringing upon their intellectual property, resulting in litigation or licensing expenses, or the loss of our ability to sell or support certain products
•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan
•	the success or failure of any future acquisitions or other major transactions
•	geologic or other natural disturbances relevant to the location of our operations
•	the ability to attract, recruit, retain and develop the workforce necessary for implementing our business plan
•	the success of the Company’s expansion into managed IT services, including the execution of such services for customers
•	our internal control over financial reporting may not be effective, which could cause our financial reporting to be unreliable
•	our ability to complete the repurchase of our 6.25% Convertible Notes due 2018 or otherwise settle such notes, or repurchase shares of our Common Stock under our repurchase program
•	the matters described under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Alaska Economy

We operate in a geographically diverse state with unique characteristics. We monitor the state of the economy and, in doing so, we compare Alaska economic activity with broader economic conditions. In general, we believe that the Alaska telecommunications market, as well as general economic activity in Alaska, is affected by certain economic factors, which include:

●	investment activity in the oil and gas markets and the price of crude oil
●	tourism levels
●	governmental spending and activity of military personnel
●	the price and price trends of bandwidth
●	the growth in demand for bandwidth
●	decline in demand for voice and other legacy services
●	local customer preferences
●	unemployment levels
●	housing activity and development patterns

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

State of Alaska Regulatory Matters

Alaska Universal Service Fund

The Alaska Universal Service Fund (“AUSF”) serves as a complement to the federal Universal Service Fund, but must meet federal statutory criteria concerning consistency with federal rules and regulations. The Regulatory Commission of Alaska (“RCA”) has opened an “information docket” to evaluate and scope a comprehensive AUSF reform rulemaking that might include consideration of the Fund’s continued need. Once fully scoped, a subsequent rulemaking proceeding is expected to commence by year end 2017. The RCA has also opened a rulemaking to review the regulations specific to AUSF shortfalls. A final decision in that matter is anticipated by year end 2017.

Other State Regulatory Matters

The RCA opened three dockets on July 27, 2016 to investigate the continued need for Carrier of Last Resort funding (“COLR”) in competitive areas. Two of the dockets investigating the continued need for COLR funding affect the Fairbanks and Juneau markets. On May 24, 2017, the RCA issued an order approving the 2016 COLR filing for ACSF but denying the 2016 COLR filing for ACSAK and terminating its COLR status and related support. ACSAK petitioned for reconsideration which was denied, and on July 14, 2017 filed a notice of appeal in the Anchorage Superior Court. The RCA denied ACSAK’s request for 2017 COLR filing and reinstatement of COLR status. The Company filed for 2017 COLR funding for ACSN and ACSF. The RCA suspended these filings on July 31, 2017. Adjudication of these matters is pending before the RCA with a hearing scheduled to commence on July 9, 2018. AUSF COLR support for these two markets will continue subject to final disposition of the dockets.

Business Plan Core Principles

Our results of operations, financial position and sources and uses of cash in the current and future periods reflect our focus on being the most successful broadband solutions company in Alaska by delivering the best customer experience in the markets we choose to serve. To do this we will continue to:

●

Create a Workplace That Develops Our People and Celebrates Success We believe an engaged workforce is critical to our success. We are deeply committed to the development of our people and creating opportunities for them.

●

Create a Consistent Customer Experience Every Time We strive to deliver service as promised to our customers, and make it right if our customers are not satisfied with what we delivered. We track virtually every customer interaction and we utilize the Net Promoter Score framework for assessing the satisfaction of our customers.

●

Relentlessly Simplify How We Do Business We believe we must reduce waste, which is defined as any activity that does not add value to its intended customer. Doing so improves the experience we deliver to our customers. We make investments in technology and process improvement, utilize the LEAN framework, and expect these efforts to meaningfully impact our financial performance in the long-term.

●

Offer Broadband Solutions to Our Customers at Work and Home We are building on strength in designing, building and operating quality broadband networks and providing new products and solutions to our customers.

We believe we can create value for our shareholders by:

●	Driving revenue growth through increasing business broadband and managed IT service revenues,
●	Generating Adjusted EBITDA and Adjusted Free Cash Flow growth through cost management, and
●	Careful allocation of capital, including selectively investing success based capital into opportunities that generate appropriate return on investment.

2017 Operating Initiatives

●	Business and Wholesale revenue growth driven by new customers, including those utilizing the North Slope fiber network.
●	Continued expansion of managed IT services, including increased product offerings to existing customers.
●	Consumer revenue growth driven by sustained broadband additions at 10MB and above and new product offerings.

●	Manage cost structure growth by effective allocation of resources, and managing labor and healthcare costs.
●	Effectively manage capital spending, focusing on customer opportunities, strategic initiatives, maintenance and utilization of funding received through CAF II support.
●	Continue improving the service experience to all of our customers in a differentiated manner from our competition.
●	Drive continued improvements in our service delivery organization to shorten service intervals and meet customers’ desired due dates.
●	Consider strategic opportunities in and out of Alaska that address scale and geographic diversification and reduce the risk of investments made in our company.
●	Continue our deployment of broadband solutions such as hosted VoIP and VPLS, and take advantage of our Metro Ethernet Forum designation.
●	Continue building strategic customer relationships, including with anchor tenant type customers.
●

Development of our fixed wireless technology to provide a capital efficient mechanism to meet our CAF II deployment obligations and provide a strong foundation for delivering competitive broadband service to our other consumer and small business customers.

Revenue Sources by Customer Group

We manage our revenues based on the sale of services and products to the three customer categories listed below.

●	Business and Wholesale (broadband, voice and managed IT services)

●	Consumer (broadband and voice services)

●	Regulatory (access services, high cost support and carrier termination)

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

Consumer

We also provide voice and broadband services to residential customers. Given that our primary competitor has extensive quad play capabilities (video, voice, wireless and broadband) we target how and where we offer products and services to this customer group in order to maintain our returns. Our focus is to leverage the capabilities of our existing network and sell customers our highest available bandwidth. Our primary competitive advantage is that we offer reliable internet service without data caps, while our competitor, with certain exceptions, charges customers or throttles customers’ speeds for exceeding given levels of data usage. Overall revenues from these customers began to stabilize in the second half of 2016 and we have realized consistent growth in consumer broadband revenues in 2016 and 2017.

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

Operating Revenues

Total revenue of $56.7 million increased $0.2 million, or 0.4%, in the third quarter of 2017 compared with the third quarter of 2016. Business and wholesale revenue increased $0.9 million, or 2.5%, driven by broadband growth totaling $1.9 million, or 8.3%, and was negatively impacted by $0.7 million as a result of expected lower funding levels for the rural health care program. Consumer and regulatory revenue declined $0.1 million and $0.6 million, respectively. Total broadband revenue increased $2.0 million, or 6.8%.

Operating Income

Operating income of $3.5 million in the third quarter of 2017 decreased $0.6 million, or 14.2%, compared with the third quarter of 2016 as higher revenue was offset by marginally higher operating expenses. The increase in operating expenses includes charges of $0.8 million associated with the rural health care program. These items are discussed in more detail below.

Adjusted EBITDA

Adjusted EBITDA of $13.0 million in the third quarter of 2017 decreased $0.8 million, or 5.8%, from $13.8 million in the third quarter of 2016 due primarily to the growth in broadband revenue, largely offset by marginally higher operating expenses. See “Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to Net (Loss) Income. As discussed in “Non-GAAP Financial Measures,” the Company does not provide a reconciliation of guidance for Adjusted EBITDA to Net (Loss) Income.

Operating Metrics

Business broadband average monthly revenue per user (“ARPU”) of $345.78 in the third quarter of 2017 increased from $328.83 in the third quarter of 2016. Business broadband connections of 15,334 at September 30, 2017, increased marginally from connections of 15,321 at September 30, 2016. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as is a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons, we do not disclose our sales or performance in MRC.

Consumer broadband connections of 34,295 were up 1.1% year over year due to growth in home internet subscribers. Consumer broadband ARPU of $60.80 in the third quarter of 2017 declined marginally from $61.03 in the third quarter of 2016.

The table below provides certain key operating metrics as of or for the periods indicated.

	September 30,
	2017	2016

Voice:
At quarter end:
Business access lines	72,068	74,328
Consumer access lines	30,361	34,319
Quarter:
ARPU - business	$23.51	$23.78
ARPU - consumer	$30.68	$28.25
Year-to-date:
ARPU - business	$23.41	$23.76
ARPU - consumer	$29.15	$28.87

Broadband:
At quarter end:
Business connections	15,334	15,321
Consumer connections	34,295	33,922
Quarter:
ARPU - business	$345.78	$328.83
ARPU - consumer	$60.80	$61.03
Year-to-date:
ARPU - business	$356.47	$317.45
ARPU - consumer	$61.29	$60.65

Liquidity

We generated cash from operating activities of $25.7 million in the first nine months of 2017 compared with $28.4 million in the first nine months of 2016. This decline was due primarily to an increase in accounts receivable, including those associated with certain rural health care customers, mostly offset by improved operating results.

In the first nine months of 2017, we invested a total of $22.8 million of cash in capital, including the settlement of items accrued in previous periods.

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

Net debt (defined as total debt excluding debt issuance costs, less cash, cash equivalents and restricted cash held for settlement of the 6.25% Notes) at September 30, 2017 was $172.4 million compared with $162.8 million at December 31, 2016. The increase reflects the utilization of $15.0 million of cash in the settlement of our 2015 Senior Credit Facilities and tender of our 6.25% Notes and other changes in working capital.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three-month periods ended September 30, 2017 and 2016.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	Three Months ended September 30,
(in thousands)	2017	2016	Change	% Change
Operating revenues:
Business and wholesale revenue
Business broadband	$16,026	$15,140	$886	5.9%
Business voice and other	6,686	7,113	(427)	-6.0%
Managed IT services	1,020	1,072	(52)	-4.9%
Equipment sales and installations	600	819	(219)	-26.7%
Wholesale broadband	8,994	7,970	1,024	12.8%
Wholesale voice and other	1,562	1,920	(358)	-18.6%
Total business and wholesale revenue	34,888	34,034	854	2.5%

Consumer revenue
Broadband	6,322	6,245	77	1.2%
Voice and other	2,986	3,124	(138)	-4.4%
Total consumer revenue	9,308	9,369	(61)	-0.7%

Total business, wholesale and consumer revenue	44,196	43,403	793	1.8%
Growth in broadband revenue	6.8%

Regulatory revenue
Access	7,584	8,158	(574)	-7.0%
High cost support	4,923	4,922	1	0.0%
Total regulatory revenue	12,507	13,080	(573)	-4.4%

Total operating revenues	$56,703	$56,483	$220	0.4%

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	26,690	25,393	1,297	5.1%
Selling, general and administrative	17,261	18,110	(849)	-4.7%
Depreciation and amortization	9,193	8,748	445	5.1%
Loss on disposal of assets, net	40	132	(92)	-69.7%
Total operating expenses	53,184	52,383	801	1.5%

Operating income	3,519	4,100	(581)	-14.2%

Other income and (expense):
Interest expense	(3,577)	(3,869)	292	-7.5%
Loss on extinguishment of debt	(93)	-	(93)	NM
Interest income	13	7	6	85.7%
Total other income and (expense)	(3,657)	(3,862)	205	-5.3%

(Loss) income before income tax benefit	(138)	238	(376)	NM

Income tax benefit	422	82	340	-11.3%

Net income	284	320	(36)	NM
Less net loss attributable to noncontrolling interest	(36)	(34)	(2)	5.9%
Net income attributable to Alaska Communications	$320	$354	$(34)	-9.6%

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $34.9 million increased $0.9 million, or 2.5%, in the third quarter of 2017 from $34.0 million in the third quarter of 2016. This improvement was driven by a $0.9 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as multi-protocol label switching (“MPLS”), dedicated Internet and Enhanced Metro Ethernet. Business broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Business broadband ARPU increased to $345.78 in the third quarter of 2017 from $328.83 in the third quarter of 2016, or 5.2%, and Business broadband connections increased marginally year over year. Revenue in the third quarter of 2017 was negatively impacted $0.7 million as a result of expected lower funding levels for the rural health care program. Wholesale broadband revenue increased $1.0 million. These increases were partially offset by a $0.8 million decline in voice and other revenue and a $0.2 million decline in equipment sales and installations. Business voice connections decreased 2,260, or 3.0%, year over year and ARPU of $23.51 was down marginally compared with $23.78 in 2016. While connections and ARPU serve as data points to support the analysis of period-over-period changes in revenue, they are not critical indicators utilized by the Company to manage the Business and Wholesale customer group.

Consumer

Consumer revenue of $9.3 million decreased $0.1 million, or 0.7%, in the third quarter of 2017. Broadband revenue increased $0.1 million, or 1.2%, year over year due to a 373, or 1.1%, increase in connections, offset by a 0.4% decrease in ARPU to $60.80 from $61.03 in the prior year. Voice and other revenue decreased $0.1 million, or 4.4%, primarily due to 3,958 fewer connections, partially offset by an increase in ARPU to $30.68 from $28.25 in the prior year.

Regulatory

Regulatory revenue of $12.5 million decreased $0.6 million, or 4.4%, in the third quarter of 2017 from $13.1 million in the third quarter of 2016. Access revenue declined $0.6 million due to lower eligible access lines combined with lower rates. High cost support was unchanged year over year.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales of $26.7 million increased $1.3 million, or 5.1%, in the third quarter of 2017 from $25.4 million in the third quarter of 2016. This increase primarily reflects increased circuit and installation costs, partially offset by lower labor costs.

Selling, General and Administrative

Selling, general and administrative expenses of $17.3 million increased $0.8 million, or 4.7%, in the third quarter of 2017 from $18.1 million in the third quarter of 2016. This increase reflects an increase in the allowance for doubtful accounts, including $0.8 million associated with certain rural health care customers, partially offset by lower labor costs.

Depreciation and Amortization

Depreciation and amortization expense of $9.2 million increased $0.5 million, or 5.1%, in the third quarter of 2017 from $8.7 million in the third quarter of 2016. This increase reflects, in part, broadband equipment (which typically has shorter depreciable lives) comprising an increased proportion of the Company’s assets.

Other Income and Expense

Interest expense of $3.6 million in the third quarter of 2017 compares with $3.9 million in the third quarter of 2016. A lower average effective interest rate was partially offset by higher average borrowing levels. The $0.1 million loss on extinguishment of debt in the third quarter of 2017 was associated with the refinancing transaction.

Income Taxes

The income tax benefit in the third quarter of 2017 of $0.4 million includes the impact of permanent book to tax differences. Income tax expense and the effective tax rate in the third quarter of 2016 of $0.1 million and 34.5%, respectively, reflected a $0.4 million benefit for the realization of certain state net operating loss carryforwards upon the filing of the 2015 return, largely offset by the establishment of valuation allowances totaling $0.2 million on net operating loss carryforwards for other states. Excluding these discrete items, the Company’s effective tax rate was approximately 49% in the third quarter of 2016.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of the AQ-JV was $36 thousand and $34 thousand in the third quarter of 2017 and 2016, respectively.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $0.3 million in the third quarter of 2017 compares with net income of $0.4 million in the same period of 2016. The year over year results reflect the revenue and expense items discussed above.

The following table summarizes our results of operations for the nine-month periods ended September 30, 2017 and 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

	Nine Months ended September 30,
(in thousands)	2017	2016	Change	% Change
Operating revenues:
Business and wholesale revenue
Business broadband	$49,261	$43,712	$5,549	12.7%
Business voice and other	19,918	21,225	(1,307)	-6.2%
Managed IT services	3,078	2,971	107	3.6%
Equipment sales and installations	2,717	4,503	(1,786)	-39.7%
Wholesale broadband	26,252	23,359	2,893	12.4%
Wholesale voice and other	4,803	5,678	(875)	-15.4%
Total business and wholesale revenue	106,029	101,448	4,581	4.5%

Consumer revenue
Broadband	19,200	18,621	579	3.1%
Voice and other	8,698	9,765	(1,067)	-10.9%
Total consumer revenue	27,898	28,386	(488)	-1.7%

Total business, wholesale and consumer revenue	133,927	129,834	4,093	3.2%
Growth in broadband revenue	10.5%

Regulatory revenue
Access	23,273	24,316	(1,043)	-4.3%
High cost support	14,770	14,923	(153)	-1.0%
Total regulatory revenue	38,043	39,239	(1,196)	-3.0%

Total operating revenues	$171,970	$169,073	$2,897	1.7%

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	78,286	77,064	1,222	1.6%
Selling, general and administrative	52,792	53,036	(244)	-0.5%
Depreciation and amortization	27,124	25,908	1,216	4.7%
Loss on disposal of assets, net	73	284	(211)	-74.3%
Total operating expenses	158,275	156,292	1,983	1.3%

Operating income	13,695	12,781	914	7.2%

Other income and (expense):
Interest expense	(11,335)	(11,590)	255	-2.2%
Loss on extinguishment of debt	(7,527)	(336)	(7,191)	NM
Interest income	27	18	9	50.0%
Total other income and (expense)	(18,835)	(11,908)	(6,927)	58.2%

(Loss) income before income tax benefit (expense)	(5,140)	873	(6,013)	NM

Income tax benefit (expense)	1,886	(217)	2,103	NM

Net (loss) income	(3,254)	656	(3,910)	NM
Less net loss attributable to noncontrolling interest	(100)	(101)	1	-1.0%
Net (loss) income attributable to Alaska Communications	$(3,154)	$757	$(3,911)	NM

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $106.0 million increased $4.6 million, or 4.5%, in the nine-month period of 2017 from $101.4 million in the nine-month period of 2016. This improvement was primarily driven by a $5.5 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services. Business broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Business broadband ARPU increased to $356.47 in the nine-month period of 2017 from $317.45 in the nine-month period of 2016, or 12.3%, and Business broadband connections increased marginally year over year. Revenue in the nine-month period of 2017 was negatively impacted $0.7 million as a result of expected lower funding levels for the rural health care program.  Wholesale broadband revenue increased $2.9 million and Managed IT services increased $0.1 million. These increases were partially offset by a $1.8 million decline in equipment sales and installations and a $2.2 million decline in voice and other revenue. Business voice connections decreased 2,260, or 3.0%, year over year and ARPU of $23.41 was down marginally compared with $23.76 in 2016. While connections and ARPU serve as data points to support the analysis of period-over-period changes in revenue, they are not critical indicators utilized by the Company to manage the Business and Wholesale customer group.

Consumer

Consumer revenue of $27.9 million decreased $0.5 million, or 1.7%, in the nine-month period of 2017. Broadband revenue increased $0.6 million, or 3.1% year over year due to a 373, or 1.1%, increase in connections and a 1.1% increase in ARPU to $61.29 from $60.65 in the prior year. Voice and other revenue decreased $1.1 million primarily due to 3,958 fewer connections and a decrease in ARPU to $29.15 from $28.87 in the prior year.

Regulatory

Regulatory revenue of $38.0 million decreased $1.2 million, or 3.0%, in the nine-month period of 2017 from $39.2 million in the nine-month period of 2016. Access revenue declined $1.0 million due to lower eligible access lines combined with lower rates. High cost support declined $0.2 million year over year due to a one-time $0.2 million increase recorded in 2016.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales of $78.3 million increased $1.2 million, or 1.6%, in the nine-month period of 2017 from $77.1 million in the nine-month period of 2016. This increase primarily reflects lower labor and data costs, mostly offset by higher installation and circuit costs.

Selling, General and Administrative

Selling, general and administrative expenses of $52.8 million decreased $0.2 million, or 0.5%, in the nine-month period of 2017 from $53.0 million in the nine-month period of 2016. This decrease primarily reflects lower labor costs, partially offset by an increase in the allowance for doubtful accounts, including $1.9 million associated with rural health care customers.

Depreciation and Amortization

Depreciation and amortization expense of $27.1 million increased $1.2 million, or 4.7%, in the nine-month period of 2017 from $25.9 million in the nine-month period of 2016. This increase reflects, in part, broadband equipment (which typically has shorter depreciable lives) comprising an increased proportion of the Company’s assets.

Other Income and Expense

Interest expense of $11.3 million in the nine-month period of 2017 compares with $11.6 million in the nine-month period of 2016. As discussed below, the Company completed its refinancing transaction in March and April 2017. A lower average effective interest rate was partially offset by higher average borrowing levels. The cost of borrowing under the 2017 Senior Credit Facility is similar to that of the 2015 Senior Credit Facilities. The $7.5 million loss on extinguishment of debt in the nine-month period of 2017 included $5.2 million associated with settlement of the Tender Offer on the Company’s 6.25% Notes in the second quarter and $2.3 million associated with the settlement of the 2015 Senior Credit Facilities in the first quarter. The $0.3 million loss on extinguishment of debt in the nine-month period of 2016 was associated with the repurchase of the 6.25% Notes in the principal amount of $10.0 million.

Income Taxes

The income tax benefit and effective tax rate in the nine-month period of 2017 of $1.9 million and 36.7%, respectively, reflect the impact of permanent book to tax differences. The income tax provision of $0.2 million in the nine-month period of 2016 reflected a $0.4 million benefit for the realization of certain state net operating loss carryforwards upon the filing of the 2015 return, largely offset by the establishment of valuation allowances totaling $0.2 million on net operating loss carryforwards for other states. Excluding these discrete items, the Company’s effective tax rate was approximately 48% in the nine-month period of 2016.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of the AQ-JV was $100 thousand and $101 thousand in the nine-month periods of 2017 and 2016, respectively.

Net Income Attributable to Alaska Communications

The net loss attributable to Alaska Communications of $3.2 million in the nine-month period of 2017 compares with net income of $0.8 million in the same period of 2016. The year over year results reflect the revenue and expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures and scheduled debt service under our 2015 Senior Credit Facilities in the first nine months of 2017 through internally generated funds and cash on hand. At September 30, 2017, we had $11.2 million of cash and cash equivalents, $11.9 million of restricted cash, $10.0 million of which was designated for repurchase of the 6.25% Notes, and a $15.0 million undrawn revolving credit facility.

Our major sources and uses of funds in the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended
	September 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$25,688	$28,364
Capital expenditures	$(24,054)	$(22,351)
Change in unsettled capital expenditures	$2,007	$(9,181)
Proceeds on sale of assets	$6	$2,664
Repayments of long-term debt	$(174,378)	$(12,355)
Proceeds from the issuance of long-term debt	$183,000	$-
Debt issuance costs and discounts	$(5,559)	$(44)
Cash paid for debt extinguishment	$(5,522)	$(150)
Interest paid (1)	$(10,874)	$(8,012)
Payment of withholding taxes on stock-based compensation	$(601)	$(472)
Income taxes refunded (paid), net (1)	$624	$(577)

(1) Included in net cash provided by operating activities.

Cash Flows from Operating Activities

Cash provided by operating activities of $25.7 million in the first nine months of 2017 compares with $28.4 million in the first nine months of 2016. The year over year decrease was primarily due to higher accounts receivable in 2017 as described below and higher interest payments, partially offset by improved operating performance and payments in 2016 associated with the wind-down of wireless operations. Interest payments, net of cash interest income and including capitalized interest, were $10.9 million and $8.0 million in the first nine months of 2017 and 2016, respectively.

Cash provided by operating activities of $25.7 million in the first nine months of 2017 reflects net income excluding non-cash items (defined as cash provided by operating activities excluding changes in operating assets and liabilities) of $33.4 million offset by a $5.1 million increase in accounts receivable and other current assets and a $2.5 million decrease in accounts payable and other current liabilities. The decrease in accounts payable and other current liabilities includes incentive compensation payments and cash interest payments of $10.9 million. The increase in accounts receivable was largely due to the timing of receipts from certain rural health care customers.

Cash provided by operating activities of $28.4 million in the first nine months of 2016 reflects net income excluding non-cash items of $30.1 million and a $2.9 million decrease in accounts receivable and other current assets, including the effect of payments from certain rural health care customers. These items were partially offset by a $3.4 decrease in accounts payable and other current liabilities reflecting incentive compensation, interest, and Wireless Sale transaction wind-down payments.

Cash Flows from Investing Activities

Cash used by investing activities of $22.8 million in the first nine months of 2017 consisted primarily of expenditures on capital totaling $22.0 million. Of $24.1 million incurred in 2017, $14.5 million was success based versus maintenance.

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

Cash Flows from Financing Activities

Cash used by financing activities were $2.9 million in the first nine months of 2017. Repayments of long-term debt of $174.4 million included repayment of the outstanding principal of the 2015 Senior Credit Facilities of $86.8 million, settlement of the tender offer on the Company’s 6.25% Notes in the principal amount of $84.0 million and repayment of a $3.0 million draw on the revolving credit facility. Proceeds from the issuance of long-term debt of $183.0 million consisted of gross proceeds of $180.0 million from the issuance of the 2017 Senior Credit Facility and a $3.0 million draw on the revolving credit facility. Payment of debt issuance costs and discounts of $5.6 million were associated with the issuance of the 2017 Senior Credit Facility. Cash paid for debt extinguishment of $5.5 million was associated with settlement of the 2015 Senior Credit Facilities and the tender offer on the 6.25% Notes.

Cash used by financing activities of $12.8 million in the first nine months of 2016 consisted primarily of the repurchase of $10.0 million principal amount of our 6.25% Notes for $9.8 million and scheduled principal payment on the First Lien Term Loan of our 2015 Senior Credit Facilities totaling $2.3 million.

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

The 2017 Senior Credit Facility requires the maintenance of certain financial ratios as defined in the Agreement and summarized below. The Company was in compliance with all relevant financial ratios at September 30, 2017.

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

The actual net total leverage ratio was 2.99 at September 30, 2017.

Fixed Charge Coverage Ratio: The ratio of our (a) Consolidated EBITDA for the consecutive four fiscal quarters ending as of the calculation date to (b) the sum of, for the same period, consolidated interest expense, capital expenditures (with certain exceptions), the current portion of long term debt including capital lease obligations, restricted payments, and cash payments for income taxes. This ratio is calculated at June 30, 2017 using the most recent fiscal quarter multiplied by four; at September 30, 2017 using the most recent two fiscal quarters multiplied by two; and at December 31, 2017 using the most recent three fiscal quarters multiplied by four-thirds. The minimum fixed charge coverage ratio was 1.05 to 1.00 commencing June 30, 2017. The actual fixed charge coverage ratio was 1.33 and 1.22 at June 30 and September 30, 2017, respectively.

Consolidated EBITDA, as defined in the 2017 Senior Credit Facility, means consolidated net income attributable to Alaska Communications, plus (to the extent deducted in calculating net income) the sum of:

●	cash and non-cash interest expense;
●	depreciation and amortization expense;
●	income taxes;
●	other non-cash charges and expenses, including equity-based compensation expense;
●	the write down or write off on any assets, other than accounts receivable;
●	subject to limitation, fees and out-of-pocket transaction costs incurred in connection with the 2017 refinancing transactions;
●	unusual, non-recurring losses, charges and expenses;
●	one-time costs associated with permitted acquisitions; and
●	cost savings from synergies in connection with permitted acquisitions or dispositions.

minus (to the extent included in calculating net income) the sum of:

●	unusual, non-recurring gains on permitted sales or dispositions of assets and casualty events;
●	cash and non-cash interest income;
●	other unusual nonrecurring items;
●	the write up of any asset;
●	patronage refunds or similar distributions from any lender; and
●

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

The weighted interest rate on the 2017 Senior Credit Facility was 6.91% at September 30, 2017.

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

As discussed under US Federal Regulatory Matters, on April 10, 2017, USAC confirmed that demand for rural health care support had exceeded the program’s $400 million annual cap in Funding Year 2016, which began July 1, 2016 and ended on June 30, 2017. As a result, USAC announced that applicants that filed successful funding requests between September 1 and November 30, 2016 would receive 92.5 percent of the funding for which they were otherwise eligible. On June 30, 2017, the FCC issued an order to Alaskan health care providers impacted by the Rural Health Care Program pro-ration, allowing customers unable to fund the shortfall to remain in regulatory compliance with the program. We subsequently notified this subset of our customers that, subject to certain terms and conditions, we would suspend collection of the funding shortfall for Funding Year 2016. In the second quarter of 2017, we recorded a charge of $1.1 million to fully reserve the effect of the funding shortfall for Funding Year 2016 on our rural health care customers. Our accounts receivable balance for all rural health care customers, net of amounts reserved, was $7.5 million at September 30, 2017.

Due to the geographic remoteness and the limited availability of staff, telemedicine will be a key facilitator of more timely and advanced medical attention across the state of Alaska and the demand for technology-enabled health care delivery will remain strong. We currently believe that the rural health care market will continue to grow in future years, and will continue to be an important part of our business. The funding shortfall for Funding Year 2016 was the first such shortfall in the program’s history and has created uncertainty about funding levels in future years. Accordingly, we are monitoring the status of rural health care support for Funding Year 2017, which began on July 1, 2017 and ends on June 30, 2018. To date, USAC and the FCC have not approved funding requests from rural health care customers, or announced funding levels or a cap for Funding Year 2017. Revenues associated with services provided to the Company's rural health care customers in the third quarter of 2017 were recognized based on recent historical demand and funding approval levels. In the event approved funding varies from the estimated approval level, revenues and accounts receivable will be adjusted accordingly. The level of approved funding for this program could have an adverse effect on our financial position, results of operations and liquidity. Concurrently, we have significant advocacy efforts underway to increase the funding levels for this program considering that the annual cap on funding has not been revised for nearly 20 years since the program’s inception. As a business matter, we intend to factor this uncertainty into our future planning, while on a tactical basis we will continue to evaluate the potential impact of this funding on our revenues and accounts receivable.

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

Contractual Obligations

Our contractual obligations as of December 31, 2016 are presented in the following table. The amounts presented reflect our refinancing transactions completed in March and April 2017. For purpose of this presentation, payment of the remaining principal balance of our 6.25% Notes of $10,044 at September 30, 2017 is assumed to occur at its maturity date in 2018 utilizing, in part, restricted cash designated for this purpose.

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

Amortization of deferred revenue included in our operating revenues for the three and nine-month periods ended September 30, 2017 and 2016, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
GCI capacity revenue	$522	$522	$1,549	$1,547
Other deferred capacity revenue	362	340	1,052	1,017
Total deferred capacity revenue	884	862	2,601	2,564
Other deferred revenue	753	810	2,294	2,325
Total	$1,637	$1,672	$4,895	$4,889

The Company does not provide reconciliations of guidance for Adjusted EBITDA to Net Income, and Adjusted Free Cash Flow to Net Cash Provided by Operating Activities, in reliance on the unreasonable efforts exception provided under Item 10(e)(1)(i)(B) of Regulation S-K. The Company does not forecast certain items required to develop the comparable GAAP financial measures. These items are charges and benefits for uncollectible accounts, certain other non-cash expenses, unusual items typically excluded from Adjusted EBITDA and Adjusted Free Cash Flow, and changes in operating assets and liabilities (generally the most significant of these items, representing cash outflows of $7.7 million in the nine-month period ended September 30, 2017).

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

The following tables provide the computation of Adjusted EBITDA and reconciliation to Net Income (Loss), and the computation of Adjusted Free Cash Flow and reconciliation to Net Cash Provided by Operating Activities for the three and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$284	$320	$(3,254)	$656
Add (subtract):
Interest expense	3,577	3,869	11,335	11,590
Loss on extinguishment of debt	93	-	7,527	336
Interest income	(13)	(7)	(27)	(18)
Depreciation and amortization	9,193	8,748	27,124	25,908
Loss on disposal of assets, net	40	132	73	284
Income tax (benefit) expense	(422)	(82)	(1,886)	217
Stock-based compensation	261	700	842	2,147
Long-term cash incentives	-	180	-	585
Pension adjustment	-	(41)	-	-
Net loss attributable to noncontrolling interest	36	34	100	101
Adjusted EBITDA	$13,049	$13,853	$41,834	$41,806

Reconciliation of Net Cash Provided by Operating Activities to Adjusted
Free Cash Flow and Computation of Adjusted Free Cash Flow

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net cash provided by operating activities	$8,623	$9,478	$25,688	$28,364
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow:
Capital expenditures	(13,532)	(8,689)	(24,054)	(22,351)
Payment for North Slope fiber network	-	-	-	(5,500)
Proceeds on sale of fiber to joint venture partner	-	-	-	2,650
Amortization of deferred capacity revenue	884	862	2,601	2,564
Amortization of GCI capacity revenue	(522)	(522)	(1,549)	(1,547)
Amortization of debt issuance costs and debt discount	(414)	(1,014)	(1,951)	(3,035)
Interest expense	3,577	3,869	11,335	11,590
Interest paid	(3,279)	(1,653)	(10,874)	(8,012)
Interest income	(13)	(7)	(27)	(18)
Income tax (benefit) expense	(422)	(82)	(1,886)	217
Income taxes (payable) receivable	(3)	130	(577)	852
Income taxes refunded (paid), net	52	-	624	(577)
Deferred income tax benefit (expense)	374	(48)	1,840	(543)
Tax deficiencies from share-based payments	-	-	-	51
Charge for uncollectible accounts	(929)	(89)	(2,562)	(166)
Long-term cash incentives	-	180	-	585
Pension adjustment	-	(41)	-	-
Net loss attributable to noncontrolling interest	36	34	100	101
Other non-cash expense, net	(142)	(52)	(430)	(466)
Changes in operating assets and liabilities	1,478	633	7,703	1,710
Adjusted free cash flow	$(4,232)	$2,989	$5,981	$6,469

Adjusted EBITDA	$13,049	$13,853	$41,834	$41,806
Less:
Capital expenditures	(13,532)	(8,689)	(24,054)	(22,351)
Payment for North Slope fiber network	-	-	-	(5,500)
Proceeds on sale of fiber to joint venture partner	-	-	-	2,650
Amortization of deferred GCI capacity revenue	(522)	(522)	(1,549)	(1,547)
Income taxes refunded (paid), net	52	-	624	(577)
Interest paid	(3,279)	(1,653)	(10,874)	(8,012)
Adjusted free cash flow	$(4,232)	$2,989	$5,981	$6,469

OUTLOOK

We expect to see continued strength in business and wholesale revenues, led by broadband revenue and managed IT services. These revenue increases are driven by continued demand for broadband as businesses migrate their IT infrastructure to the cloud, expansion into managed IT services and continued gain in market share. We expect margins will continue to strengthen through the course of the year, subject to compression resulting from reductions in rural health care revenue. Strategically, we continue to evaluate opportunities to advance our position as the premier cloud enabler for businesses.

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

As discussed above, our results in 2017 have been negatively impacted by reduced funding levels in the rural health care program. This issue may also effect fourth quarter results and has been conservatively incorporated in our financial guidance presented below.

Our financial guidance for the full year 2017 is as follows:

●	Total revenue of $229 million to $235 million.
●	Adjusted EBITDA of $56 million to $59 million.
●	Capital spending of $32 million to $35 million.
●	Adjusted free cash flow of $4 million to $7 million.

As discussed in “Non-GAAP Financial Measures,” the Company does not provide reconciliations of guidance for Adjusted EBITDA to Net Income, and Adjusted Free Cash Flow to Net Cash Provided by Operating Activities.

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of September 30, 2017, we have recorded litigation accruals of $0.7 million against certain of those claims and legal actions. Estimates involved in developing these litigation accruals could change as these claims, legal actions and regulatory proceedings progress. See also Part II, Item 1. Legal Proceedings.

EMPLOYEES

As of September 30, 2017, we employed 609 regular full-time employees, 8 regular part-time employees and 3 temporary employees, compared with 629, 9 and 4, respectively at December 31, 2016. Approximately 56% of our employees are represented by the IBEW. Our Master Collective Bargaining Agreement (“CBA”) with the IBEW governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska and expired on December 31, 2016. As of the date of this report we continue to operate under the prior agreement. Negotiations for a new agreement are continuing, and Management considers employee relations to be generally good.

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations.

The Company’s revenue recognition policy relative to its rural health care customers is summarized as follows:

The Company enters into contracts with its rural health care customers. Customers are billed, and revenue is recognized, for services as provided when it is determined that the selling price is fixed or determinable and collectability is reasonably assured. Payment for the services is made, in part, by the customer. The Company also receives funding support for these services through the FCC rural health care universal service support mechanism. As of September 30, 2017, USAC, which administers this program, had not issued approval notices to the Company's rural health care customers (all of whom had timely applied for funding), or otherwise announced funding levels, for Funding Year 2017, which began on July 1, 2017 and ends on June 30, 2018. Revenues associated with services provided to the Company's rural health care customers in the third quarter of 2017 were recognized based on the amounts that were determinable and for which collectability is reasonably assured. Such amounts were estimated based on recent historical demand and funding approval levels. In the event approved funding varies from the estimated approval level, revenues will be adjusted accordingly. The Company recorded revenue associated with the rural health care program for Funding Year 2017 of $5,867 in the third quarter of 2017. At September 30, 2017, the Company’s accounts receivable, net, associated with its rural health care customers totaled $7,478.

For additional discussion on the application of significant accounting policies, see “Critical Accounting Policies and Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016. These policies and estimates are considered critical because they had a material impact, or have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates.

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

Recently Adopted Accounting Pronouncements

In the first quarter of 2017, the Company adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The relevant provisions of ASU 2016-09 and the effect of adoption on the Company’s financial statements and related disclosures are summarized as follows: (i) The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The Company adopted these provisions on a modified retrospective basis. Excess tax benefits and tax deficiencies are included in the income tax provision beginning in the first quarter of 2017. A cumulative-effect adjustment was recorded in the first quarter of 2017 to reclassify $1,441 from additional paid in capital to retained earnings for excess tax benefits and deficiencies recorded to additional paid in capital prior to 2017. (ii) Excess tax benefits and tax deficiencies should be classified as an operating activity in the statement of cash flows. The Company adopted this provision on a retrospective basis. Tax deficiencies from share-based payments of $51 classified as a financing activity on the statement of cash flows in the nine-month period of 2016 were reclassified to operating activities. See the condensed consolidated statement of cash flows. (iii) An entity may make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. Prior to 2017, the Company’s stock-based compensation expense reflected an estimate of the number of awards that were expected to vest, including an estimate of forfeitures. Effective in the first quarter 2017, the Company elected to account for forfeitures when they occur. This provision was adopted on a modified retrospective basis, and a cumulative-effect adjustment was recorded in the first quarter of 2017 to reclassify $163 from additional paid in capital to retained earnings for the effect of this accounting change on periods prior to 2017. Retained earnings was charged $96 net of the income tax effect of $67. (iv) The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates. The Company has historically withheld taxes at the minimum statutory rate. Adoption of this provision is not expected to have a material effect on the Company’s financial statements. (vii) Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. This classification is consistent with the Company’s historical practice. See the consolidated statement of stockholders’ equity, Note 9 “Stock Incentive Plans” and Note 10 “Income Taxes” for additional information.

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

Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 and subsequent updates require that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is to be applied on a full retrospective basis or modified retrospective basis. The Company’s assessment of ASU 2014-09 and subsequent updates is nearing completion and will be completed during the fourth quarter of 2017. This assessment includes determining the effect of the new standard on the Company’s financial statements, accounting systems, business processes, and internal controls. Based on its assessment to date, the Company does not currently expect adoption to have a material effect on its consolidated revenues. It is currently expected that adoption of the new standard will result in the deferral of certain contract fulfillment and other costs, including certain sales commissions, connection costs and modems, which are currently expensed as incurred. Such deferred costs will be amortized over the period that the associated revenue is recognized. Adoption of ASU 2014-09 will also require enhanced financial statement disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company is currently implementing the new standard, which requires changes to the Company’s accounting systems, business processes and internal controls. The Company will adopt ASU 2014-09 effective January 1, 2018 on a modified retrospective basis.

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

In August 2017, the FASB issued ASU No., 2017-12, “Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The amendments in ASU 2017-12 are intended to improve and simplify the accounting rules for hedge accounting, including providing a better portrayal of the economic results of an entity’s risk management activities in its financial statements and simplification of the application of hedge accounting guidance. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and, for qualifying hedges, requires the entire change in the fair value of the hedging instrument to be presented in the same income statement line as the hedged item. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted in any interim period or fiscal year prior to the effective date. The accounting and disclosure requirements are to be adopted on a prospective basis and a cumulative-effect adjustment is to be recorded for cash flow and net investment hedges existing at the date of adoption. The Company is evaluating the effect that ASU 2017-12 will have on its consolidated financial statements and related disclosures.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is associated with changes in interest rates. The interest rates and cash interest payments were substantially fixed on approximately $100.7 million, or 53%, of our total borrowings of $190.7 million as of September 30, 2017. Our 6.25% Notes have a fixed coupon rate. The $120.0 million Term A-1 Facility of our 2017 Senior Credit Facility bears interest of LIBOR plus 5.0% with a LIBOR floor of 1.0% and the $60.0 million Term A-2 Facility bears interest of LIBOR plus 7.0% with a LIBOR floor of 1.0% as of September 30, 2017.

We manage a portion of our exposure to fluctuations in LIBOR and the resulting impact on interest expense and cash interest payments on our 2017 Senior Credit Facility through the utilization of pay-fixed, receive-floating interest rate swaps designated as a cash flow hedge. As of September 30, 2017, interest expense on $90.0 million, or approximately 50%, of the amount outstanding under the 2017 Senior Senior Credit Facility was hedged. A hypothetical 100 basis point increase in LIBOR over the floor of 1.0% during the next twelve months would result in an approximately $0.9 million increase in interest expense and cash interest payments associated with the unhedged portion of the 2017 Senior Credit Facility. Under the terms of the 2017 Senior Credit Facility, the Company is required to hedge the variable rate interest payments on a minimum of $90.0 million principal borrowed under the Agreement for a weighted average life of at least two years.

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

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the third quarter of 2017 and have concluded that there were no changes to our internal control over financial reporting during the third quarter of 2017 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of September 30, 2017, we have recorded litigation accruals of $0.7 million against certain current claims and legal actions. Other than as described above and as disclosed previously in Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2016, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.        RISK FACTORS

There have been no material changes to the Company's risk factors as previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibit Number	Exhibit	Where Located

10.1	Compensation Letter from Alaska Communications Systems Group, Inc. to Randy Ritter dated April 3, 2017.	Exhibit 10.1 to Form 8-K (filed April 17, 2017

10.2	Compensation Letter from Alaska Communications Systems Group, Inc. to William Bishop dated April 3, 2017.	Exhibit 10.2 to Form 8-K (filed April 17, 2017)

10.3	First Amendment to Employment Agreement Between Anand Vadapalli and Alaska Communications Systems Group, Inc. Dated August 5, 2015.	Exhibit 10.1 to Form 8-K (filed October 6, 2017)

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Date: November 8, 2017	/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2017	/s/ Laurie Butcher
Laurie Butcher
Senior Vice President of Finance
(Principal Financial and Accounting Officer)