Form 10-K
period 2017-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2018-03-16
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

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

Yes [  ]          No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ]           No [X]

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

Yes [X]          No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
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

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on June 30, 2017 was approximately $109 million computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of March 7, 2018, there were outstanding 52,525,665 shares of Common Stock, $.01 par value, of the registrant.

Documents Incorporated by Reference

Information required by Part II (Item 5) and Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2017.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

Cautionary Statement Regarding Forward Looking Statements and Analysts’ Reports

This Form 10-K and future filings by Alaska Communications Systems Group, Inc. and its consolidated subsidiaries (“we”, “our”, “us”, the “Company” and “Alaska Communications”) on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Forward-looking statements may be contained in this Form 10-K under “Item 1A, Risk Factors” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include:

•

governmental and public policy changes and investigations, including on-going changes in our revenues, or obligations for current and prior periods related to these programs, resulting from regulatory actions affecting inter-carrier compensation, and on-going support for federal and state programs such as Carrier of Last Resort obligations and the rural health care universal service support mechanism, as well as our ability to comply with the regulatory requirements to receive those support payments

•	our size, because we are a smaller sized competitor in the markets we serve and we compete against large competitors with substantially greater resources
•

the Alaskan economy, which has been impacted by continued low crude oil prices which are creating a significant impact on both the level of spending by the State of Alaska and the level of investment in resource development projects by natural resource exploration and development companies in Alaska. That reduced spending may impact the economy in the markets we serve and impact our future financial performance

•	our ability to meet the terms of the 2017 Senior Credit Facility and to draw down additional funds under the facility to meet our liquidity needs
•	the success of our joint venture with Quintillion Holdings, LLC to provide broadband solutions to the North Slope of Alaska
•

our ability to maintain our cost structure as a more focused broadband and managed information technology (“IT”) services company. Maintaining our cost structure is key to generating cash flow from operating activities. If we fail to maintain these reductions, our financial condition will be impacted

•	our ability to complete the repurchase of our 6.25% Convertible Notes due 2018 or otherwise settle such notes, or repurchase shares of our Common Stock under our repurchase program
•

our business and operations could be negatively affected as a result of the actions of activist stockholders, which could cause us to incur significant expense, hinder execution of our business strategy and impact our stock price

•

the cost and availability of future financing, at the terms, and subject to the conditions necessary, to support our business and pursue growth opportunities; our debt could also have negative consequences for our business; for example, it could increase our vulnerability to general adverse economic and industry conditions, or limit our flexibility in planning for, or reacting to, changes in our business and the telecommunications industry; in addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our credit facilities; if we are unable to satisfy the financial covenants contained in those agreements, or are unable to generate cash sufficient to make required debt payments, the lenders and other parties to those arrangements could accelerate the maturity of some or all of our outstanding indebtedness

•

disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of the physical infrastructure, operating systems or devices that our customers use to access our products and services

•

our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including on-going capital expenditures needed to upgrade our network to industry competitive speeds, particularly in light of expected 5G deployments by mobile wireless carriers

•	our ability to continue to develop attractive, integrated products and services to evolving industry standards, and meet the pressure from competition to offer these services at lower prices
•	unforeseen challenges when entering new markets
•	unanticipated damage to one or more of our undersea fiber optic cables resulting from construction or digging mishaps, fishing boats or other reasons
•	structural declines for voice and other legacy services within the telecommunications industry
•	a maintenance or other failure of our network or data centers
•	a failure of information technology systems
•	a third-party claim that the Company is infringing upon their intellectual property, resulting in litigation or licensing expenses, or the loss of our ability to sell or support certain products
•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan
•	the success or failure of any future acquisitions or other major transactions
•	geologic or other natural disturbances relevant to the location of our operations
•	the ability to attract, recruit, retain and develop the workforce necessary for implementing our business plan
•	the success of the Company’s expansion into managed IT services, including the execution of those services for customers
•	our internal control over financial reporting may not be effective, which could cause our financial reporting to be unreliable
•	the matters described under “Item 1A, Risk Factors”

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

PART I

Item 1. Business

OVERVIEW

We are a fiber broadband and managed IT services provider, offering technology and service enabled customer solutions to business and wholesale customers in and out of Alaska. We also provide telecommunication services to consumers in the most populated communities throughout the state. Our facilities based communications network extends through the economically significant portions of Alaska and connects to the contiguous states via our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. We operate in a largely two-player terrestrial wireline market and we estimate our market share to be less than 25% statewide. However, our revenue performance relative to our largest competitor suggests that we are gaining market share in the markets we are serving. Our primary focus is to: (i) generate industry leading revenue growth through increasing broadband and managed IT service revenue with our business, wholesale and consumer customers, (ii) continuously improve our customer service, (iii) improve Adjusted EBITDA and Adjusted Free Cash Flow (both as defined in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”) performance through top line growth and margin management, (iv) work with state and federal regulatory agencies to provide a stable and predictable regulatory environment for our business, and (v) consider strategic opportunities that allow us to address risks relative to our scale and geographic concentration..

The sale of our wireless operations in 2015 (the “Wireless Sale”) included the sale of both our one-third interest in the Alaska Wireless Network (“AWN”) and our wireless customer contracts, but excluded our wifi-based services and the wireless backhaul contracts (which provide wireline broadband services to cellular towers) that we entered into after the formation of AWN.

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

Business and Wholesale

Providing services to Business and Wholesale customers provides the majority of our revenues and is expected to continue being the primary driver of our growth over the next few years. Our business customers include large enterprises in the oil and gas, healthcare, education and financial industries, Federal, state and local governments, and small and medium business. We were the first Alaska-based carrier to be Carrier Ethernet 2.0 Certified and are currently the only Alaska-based carrier certified for multipoint-to-multipoint services. This certification means that we meet international standards for the quality of our broadband services. We also offer IP based voice including the largest SIP implementations in the state of Alaska, and are the first Microsoft Express Route provider in the state. We believe our network differentiates us in the markets we serve, because we prefer not to compete on price; but on the quality, reliability and the overall value of our solutions. Accordingly, we have significant capacity to “sell into” the network we operate and do so at what we believe are attractive incremental gross margins.

Business services have experienced significant growth and we believe the incremental economics of business services are attractive. Given the demand from our customers for more bandwidth and services, we expect revenue growth from these customers to continue for the foreseeable future. We provide services such as voice and broadband, managed IT services including remote network monitoring and support, managed IT security and IT professional services, and long distance services primarily over our own terrestrial network. We are continuing our efforts to position the Company as the premier Cloud Enabler for business in the state of Alaska.

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

Consumer

We also provide broadband, voice and IT services to residential customers, including residential homes and multi-dwelling units. Given that our primary competitor has extensive quad play capabilities (video, voice, wireless and broadband) we target how and where we offer products and services to this customer group in order to maintain our returns. Our focus is to leverage the capabilities of our existing network and sell customers our highest available bandwidth. Our primary competitive advantage is that we offer reliable internet service without data caps, while our competitor, with certain exceptions, charges customers or throttles customers’ speeds for exceeding given levels of data usage. Overall revenues from these customers began to stabilize in the second half of 2016 and we experienced consistent growth in consumer broadband revenues in 2017. More recently, we have implemented fiber fed wifi solutions for providing broadband and are also field testing certain fixed wireless technologies, which we anticipate will provide a basis for continued growth in this market in 2018.

Regulatory

Regulatory revenue is generated from three primary sources: (i) Access charges, which include interstate and intrastate switched access and special access charges, and cellular access; (ii) Surcharges billed to the end user (pass-through and non-pass-through); and (iii) federal and state support. We provide voice and broadband origination and termination services to interstate and intrastate carriers. While we are compensated for these services, these revenue streams have been in decline and we expect them to continue to decline. Total regulatory revenue in 2017 of $50.7 million represented 22% of the Company’s consolidated revenue.

Access Charges

Interstate and intrastate switched access are services based primarily on originating and terminating access minutes from other carriers. Special access is primarily access to dedicated circuits sold to wholesale customers, substantially all of which is generated from interstate services. Cellular access is the transport of local network services between switches for cellular companies based on individually negotiated contracts. For the years ended December 31, 2017, 2016 and 2015, access charges represented approximately 2.2%, 2.5% and 2.8%, respectively, of our total wireline revenue.

Surcharges

We assess our customers for surcharges, typically on a monthly basis, as required by various state and federal regulatory agencies, and remit these surcharges to these agencies. These pass-through surcharges, totaling $6.5 million in 2017, include Federal Universal Access and State Universal Access. These surcharges vary from year to year, and are primarily recognized as revenue, and the subsequent remittance to the state or federal agency as a cost of sale and service. The rates imposed by the regulators continue to increase. However, because the charges are only assessed on a portion of our services, and that portion continues to decline, we expect these revenue streams to decline over time as the revenue base declines. Other non-pass-through surcharges, which totaled $12.9 million in 2017, are collected from our customers as authorized by the regulatory body. The amount charged is based on the type of line: single line business, multi-line business, consumer or lifeline. The rates are established based on federal or state orders. These charges are recorded as revenue and do not have a direct associated cost. Rather, they represent a revenue recovery mechanism established by the FCC or the Regulatory Commission of Alaska. For the years ended December 31, 2017, 2016 and 2015, total surcharges represented approximately 9%, 9% and 10%, respectively, of our total wireline revenue.

Federal and State Support

We receive interstate and intrastate universal support funds and similar revenue streams structured by federal and state regulatory agencies that allow us to recover our cost of providing universal service in Alaska. For the year ending December 31, 2017, the Company recognized $19.7 million in federal high cost universal service revenues to support our wireline operations in high cost areas. In 2016, the FCC released the CAF Phase II order specific to Alaska Communications which transitioned from CAF Phase I frozen support to CAF Phase II. Funding under the new program generally requires the Company to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, and meet interim milestone build-out obligations. In addition to federal high cost support, the Company is designated by the State of Alaska as a Carrier of Last Resort (“COLR”) in five of the six study areas. In addition to COLR, the Company receives Carrier Common Line (“CCL”) support. We do not receive COLR or CCL funding for the ACS of Anchorage study area. As a COLR we are required to provide services essential for retail and carrier-to-carrier telecommunication throughout the applicable coverage area. For the years ended December 31, 2017, 2016 and 2015, total federal and state support represented approximately 12%, 11% and 12%, respectively, of total wireline revenue.

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

Network and Technology

There are two extensive facilities based wireline telecommunications networks in Alaska. We operate one of these networks and GCI operates the other. We provide high-capacity Ethernet-based services as well as switched and dedicated voice and broadband services. In addition, we offer other value added services such as network hosting, managed IT services and long distance services. We continuously upgrade our network to provide higher levels of performance, higher bandwidth speeds, increased levels of security and additional value added services to our customers. Our networks are monitored for performance around the clock in redundant monitoring centers to provide a high level of reliability and performance. Our fiber network, which serves as the backbone of our network, is extensive within Alaska’s urban areas and connects our largest markets, including Anchorage, Fairbanks and Juneau with each other and the contiguous states. It offers us the opportunity to provide our customers with a high level of network reliability and speed for voice and broadband applications. We also own and operate one of the most expansive Internet Protocol (“IP”) networks in Alaska using multi-protocol label switching (“MPLS”), Metro Ethernet technology and Virtual Private LAN Service (“VPLS”). Our MPLS network provides customers with Quality of Service capabilities and prioritization of data based on data-type over our Metro Ethernet service, which we market to health care, businesses and government customers. Metro Ethernet offers our customers scalable, high-speed broadband and customized IT products and services, as well as Internet connectivity. VPLS allows customers to connect their dispersed locations with the ease of use and control offered by Metro Ethernet and the quality and reliability of our MPLS services. We are one of the few Metro Ethernet Forum certified carriers in the nation, providing the highest degree of assurance to our customers regarding the quality of our network and services.

We also own and operate two undersea fiber optic cable systems that connects our Alaskan network to our facilities in Oregon and Washington. These facilities provide the most survivable service to and from Alaska, with key monitoring and disaster recovery capabilities for our customers. In 2015 we acquired certain capacity on another provider’s network providing us with diverse connectivity into Juneau, thus eliminating what was previously a single point of failure. We also have usage rights along another undersea fiber network connected to the lower-48.

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

In April 2015, we entered into an agreement to purchase a terrestrial fiber network on the North Slope of Alaska. This network allows us to provide broadband solutions to the oil and gas sector in a market that previously had no competition, and continue to advance our sales of managed IT services. Also in April 2015, the Company entered into a joint venture agreement with Quintillion Holdings, LLC (“Quintillion”) for the purpose of expanding the fiber optic network and making the network available to other telecom carriers. The joint venture may also participate in and facilitate other capital and service initiatives in the telecom industry. During 2015 and 2016 we focused on beginning to make the network operational in order to meet our service level standards. The network became operational in 2017 and we entered discussions with certain carriers regarding their possible utilization of capacity on the network. Also in 2017, began utilization of our capacity rights on the network in connection with retail sales.

In 2017, we began the development of a satellite earth station network and acquired C-band transponder space on Eutelsat’s E115WB satellite. In the fourth quarter of 2017, we began providing Internet backhaul connectivity to our first customer. In 2018, we intend to utilize this network to extend service to areas of Alaska we were previously not able to support with our terrestrial network.

Additionally, our joint venture partner, Quintillion, has invested in a submarine network with landing stations in several northwest Alaska communities, including a terrestrial route from the North Slope to Fairbanks. The submarine network became operational in late 2017. We have acquired capacity on this system and expect to deliver service to customers in this area beginning in 2018.

Competition

Management estimates the Alaska wireline telecom and IT services market to be approximately $1.6 billion. This market is comprised of the IT services market of approximately $840 million, the broadband market of approximately $680 million and the voice market of approximately $130 million. Management estimates that over 85% of this market opportunity is from the business and wholesale customer segment.

We expect to experience continued growth in managed IT services over time by providing these services to our broadband customers as well as creating new customer relationships. We believe the competition for managed IT services is fragmented.

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

Marketing

Our marketing strategy relies on our history of understanding the Alaskan customer. We increasingly tailor our products and services based on understanding our customers’ needs, location, and type of service they desire. For business customers, we bundle our products and provide value added managed IT services using our local service delivery model and highly reliable network. For consumer customers, we focus on offering one flat rate price and no data usage caps for internet services, differentiating ourselves from GCI who charges for excess data usage or throttles bandwidth.

Sales and Distribution Channels

Our sales strategy combines primarily direct distribution channels to retain current customers and drive sales growth. Our focus in 2018 is to continue leveraging our direct sales channels serving Business and Wholesale customers, our web and contact center channels for consumer customers, and expand our penetration of the military housing market for continued sustained performance. We are also continuing our efforts to improve customer service and move more consumer transactions to the web.

Customer Base

We generate our revenue through a diverse statewide customer base and there is no reliance on a single customer or small group of customers. Business and wholesale customers are our primary focus and they comprised 61.3% of our total revenue in 2017. Revenue from our rural health care customers, including the portion funded through the universal service support mechanism, is a component of business and wholesale revenue, and represented approximately 9% of our consolidated revenue in 2017. As discussed above, regulatory revenue represented 22% of the Company’s consolidated revenue in 2017.

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

Employees

As of December 31, 2017, we employed 583 regular full-time employees, 5 regular part-time employees and 1 temporary employee. Approximately 54% of our employees are represented by the IBEW. Our Master Collective Bargaining Agreement (“CBA”) with the IBEW, which was ratified on December 8, 2017 and is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska. Management considers employee relations to be generally good.

Regulation

While a substantial amount of our revenues are derived from non-regulated or non-common carrier services, we continue to generate revenue from services that are regulated. Given the breadth of the regulatory framework, the following summary of the regulatory environment in which our business operates does not describe all present and proposed federal, state and local legislation and regulations affecting the telecommunications industry in Alaska.

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

The Regulatory Commission of Alaska (“RCA”) generally exercises jurisdiction over services providing, originating or terminating communications between points in Alaska.

In this section, “Regulation”, we refer to our local exchange carrier (“LEC”) subsidiaries individually as follows:

●	ACS of Anchorage, LLC (“ACSA”);
●	ACS of Alaska, LLC (“ACSAK”);
●	ACS of Fairbanks, LLC (“ACSF”); and
●	ACS of the Northland, LLC (“ACSN”).

Federal Regulation

We must comply with the Communications Act of 1934, as amended (the “Communications Act”) and regulations promulgated thereunder, which require, among other things, that we offer regulated interstate services upon request at just, reasonable and non-discriminatory rates and terms. The Communications Act also requires us to offer competing carriers interconnection and non-discriminatory access to certain facilities and services designated as essential for local competition, and permits the FCC to deregulate us as markets become more competitive. Under the Communications Act we are eligible for support revenues to help defray the cost of providing services to rural, high cost areas, low-income consumers, schools and libraries, and rural health care providers. Many of these regulations have been modified by the FCC in recent years to modify the support mechanisms to include broadband Internet access services, and promote additional deployment of equipment, facilities, and systems necessary to support such services. In ongoing administrative rulemaking proceedings, the FCC is continuing to propose changes in the size and scope of these mechanisms, and it is difficult to predict the impact such changes may have on our business.

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

In addition, for more than a decade, the FCC has been considering whether to modify or eliminate the current jurisdictional separations process. These questions remain pending with the FCC. The FCC’s decision, when it comes, could indirectly increase or reduce earnings of carriers subject to jurisdictional separations rules by affecting the way costs are divided between regulated and unregulated services, and the way regulated costs are divided between the federal and state jurisdictions. In addition, these changes could affect the ways in which the FCC and RCA evaluate the reasonableness of our regulated rates for telecommunications services.

Regulation of Broadband Internet Access Services

In March 2015, the FCC reclassified mass market broadband Internet access services as a “telecommunications service,” subject to common carrier pricing and other regulations under Title II of the Communications Act, which had historically applied only to traditional telephone service. The FCC thus departed from its long history of treating broadband Internet access services as “information services,” which are subject to far less intrusive federal oversight, though the FCC declared its intention not to require broadband Internet access service providers to file federal “tariffs” or otherwise obtain advance FCC review or approval of the rates, terms, and conditions under which they offer broadband Internet access service. In June 2016, the FCC’s decision was upheld on appeal by a panel of the United States Court of Appeals for the District of Columbia Circuit.

On December 14, 2017, the FCC reversed these actions and restored its classification of broadband Internet access service as an “information service” subject to “light touch” federal regulation. The FCC also repealed the broad “Internet Conduct” standard, which had created significant regulatory uncertainty among service providers. By taking these actions, the FCC also restored the jurisdiction of the Federal Trade Commission over consumer protection issues arising in connection with broadband Internet access services. The FCC’s new rules require Internet Service Providers to disclose information about their practices to consumers, entrepreneurs, and the Commission, including any blocking, throttling, paid prioritization, or affiliated prioritization, but no longer prohibit such practices. The FCC found that disclosure of these operational practices, coupled with market forces and antitrust and consumer protection laws, would achieve the goals of Title II regulation, at lower cost.

The FCC’s December order was published in the Federal Register on February 22, 2018. These new rules will take effect, in part, on April 23, 2018, while the changes that amend information collection requirements will take effect following the required Office of Management and Budget approval on a date to be determined. While it is difficult to assess the full extent of these changes on our business, the more narrowly tailored regulatory framework has the potential to improve the performance of our broadband Internet access services (by, among other things, permitting us to better manage network congestion), reduce our regulatory compliance costs, and facilitate new investment.

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

On December 28, 2006, the FCC conditionally and partially granted ACSA forbearance from the obligation to lease UNEs to our competitors. This forbearance was limited to five wire centers within the Anchorage service area. Even where relief was granted, however, the FCC has required ACSA to lease loops and sub-loops at commercially negotiated rates, or if there is no commercial agreement, at the rates for these UNEs in Fairbanks. As a result of this decision, on March 15, 2007, our LECs entered into a five-year global interconnection and resale agreement with GCI governing the provision of UNEs and other services. The successor to that agreement remains in effect.

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

On June 26, 2017, we filed a Petition with the FCC requesting that General Communication, Inc. be treated as the sole ILEC in our ACSA study area, and that ACSA be treated as a nondominant carrier and relieved of its ILEC obligations under the Communications Act. That Petition remains pending at the FCC.

Interstate Access Charges

The FCC regulates the prices that ILECs charge for the use of their local telephone facilities in originating or terminating interstate calls.

Special Access Pricing Flexibility and Business Data Services

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

On April 20, 2017, the FCC adopted an Order updating its regulations governing “business data services,” which are those circuit-switched or packet-switched services that offer our dedicated point-to-point transmission of data at certain guaranteed speeds and service levels using high-capacity connections, including special access services. The FCC left in place the Phase I and Phase II pricing flexibility it granted to us in 2010, and granted further price deregulation of all business data services with transmission speeds above 45 Megabits per second. For legacy circuit-switched business data services with speeds at or below that level (DS-3 or below), the FCC adopted a new competitive market test, finding that price regulation is no longer required in counties (or county-equivalents, such as Alaskan boroughs) where (a) 50 percent of the buildings in a county are within a half-mile of a location served by a competitive provider; or (b) 75 percent of the census blocks in a county have a cable provider present. We are permitted to remove business data services in competitive areas from our tariffs over the next three years, following which time we will be required to do so. In areas that do not meet this competitive market test, the FCC adjusted its “price cap” rules governing rates for legacy services that will continue to be regulated, but also permitted us to offer those services with volume and term discounts, as well as under contract tariffs, which is the equivalent of the former Phase I pricing flexibility. We are still evaluating the impact of the FCC’s order but, in general, we expect this FCC Order to support the Company’s ability to be market competitive for its business data services.

Transformation Order

Under a 2011 FCC order (the “Transformation Order”), our ILEC interstate and intrastate switched access rates and reciprocal compensation rates (“ICC rates”) are capped and declining toward zero, in pursuit of the FCC’s goal that carriers will recover their costs from their end-users and, in some cases, universal service support mechanisms.

The transition unfolds over a six-year period beginning July 1, 2012, and the last two steps of the transition are as follows:

●	all terminating switched end-office rates and reciprocal compensation rates were reduced to zero on July 1, 2017; and
●

for a terminating ILEC that owns the tandem switch, terminating switched end-office rates and terminating switched transport rates will be reduced to $0.0007 for all traffic within the tandem serving area on July 1, 2017, and to zero on July 1, 2018.

The Transformation Order provides for a certain amount of compensation for lost revenue through two optional programs: (i) an access recovery charge on subscribers and (ii) a temporary access replacement support mechanism with broadband build-out obligations. However, the FCC does not intend the results of the changes necessarily to be revenue-neutral to any ILEC and various caps, limitations, market forces and, ultimately, phase-outs apply to both of these programs. Although these recovery mechanisms have remained in place, the Company’s ILEC affiliates have experienced an overall decline in access charge revenues over the course of the transition. In a July 2016 Order, the FCC found that ILECs are non-dominant in the market for switched access services nationwide, but declined to provide any significant relief from existing levels of federal regulation as a result of that finding.

Federal Universal Service Support

The Communications Act requires the FCC to establish a universal service program to ensure that affordable, quality telecommunications services are available to all Americans. The Company has received universal support in several forms: (i) high cost support received by its ILEC subsidiaries for its wireline voice and broadband Internet access service business under the Connect America Fund; (ii) support for services that the Company provides to schools and libraries, provided through the federal schools and libraries universal service support mechanism (“E-Rate”); (iii) support from the federal Rural Health Care (“RHC”) support mechanism, which supports communications services that enable telehealth and telemedicine services provided by eligible rural health care providers; and (iv) low income support under the FCC’s Lifeline program, which subsidizes telephone and broadband Internet access services for low-income consumers. These programs are administered under the direction of the FCC by the Universal Service Administrative Company (“USAC”).

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

Rural Health Care Universal Service Support Program

The FCC’s Rural Health Care Universal Service Support Mechanism provides funding to help make broadband telecommunications and Internet access services provided by the Company and other service providers affordable for eligible rural health care providers. The program’s budget is set at $400 million annually, including administrative expenses, and a significant portion of which is used to assist eligible rural health care providers in Alaska. Beginning with the 2016 Funding Year (July 1, 2016 – June 30, 2017), and once again for Funding Year 2017 (July 1, 2017 – June 30, 2018), demand for support under the program has exceeded the available budget. These budget constraints could reduce the affordability of our services to rural health care providers, and potentially reduce demand for our services from these customers in the future, unless the $400 million budget is increased.

The budget constraints have prompted USAC to engage in substantially more rigorous review of requests for rural health care support, raising compliance costs and delaying issuance of support payments. This rising uncertainty and unpredictability in the Rural Health Care program caused a negative impact on revenue for the Company in 2017, and may have a negative impact on future revenue and demand for our services from rural healthcare providers.

Funding Year 2016. As a result of the budget constraint, in April 2017, USAC announced that rural health care providers that filed successful funding requests between September 1 and November 30, 2016 would receive a prorated portion (92.5 percent) of the Funding Year 2016 support for which they were otherwise eligible. On June 30, 2017, the FCC issued a waiver order that permitted service providers, including us, to forego collection of the funding shortfall from their health care provider customers in remote areas of Alaska.

Funding Year 2017. June 30, 2017 was also the deadline for rural health care providers to apply for federal universal service funding for the current year, which started July 1, 2017. In December 2017, the FCC adopted an order directing USAC to carry forward any unused rural healthcare program funding available from prior years in order to reduce the pro rata reductions that rural healthcare providers otherwise would incur, and authorizing services providers again (in the case of Alaska) to forego collection of any revenue shortfall amount without jeopardizing the pro-rated support committed by USAC. We expect that rigorous review of Funding Year 2017 applications, coupled with high demand for funds, will again adversely affect our service revenues associated with health care provider customers. On March 15, 2018, USAC announced that demand for rural health care support had exceeded the programs’ annual cap in Funding Year 2017, which began July 1, 2017 and ends on June 30, 2018, and that successful applicants would receive 85% of the funding for which they would otherwise be eligible. We are continuing to evaluate the impact of the funding cap constraints on our rural health care customers and revenues in light of these developments.

CAF Phase I and Phase II

The FCC implemented CAF in two primary phases. CAF Phase I froze our LECs’ high cost support, beginning in 2012, at the 2011 level, and requires us to use that support to provide broadband fixed services in high cost areas served by our price-cap LEC subsidiaries. In addition, in 2012 and 2013, the FCC made two rounds of additional CAF Phase I Incremental Support available to certain price-cap carriers serving the highest-cost wire centers, conditioned on the carriers deploying additional broadband service to unserved locations (or, in the case of Round 2 support, locations that are served by broadband, but that do not receive actual speeds of at least 3 Mbps/768 kbps) over the three-year period following the award of support. We completed our obligations associated with both CAF Phase I frozen support and Round 1 and Round 2 incremental support within the required three-year period.

CAF Phase II supplanted the CAF Phase I frozen support mechanism and requires recipients to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, as well as to meet interim milestone build-out obligations.

On October 31, 2016, the FCC released its order for Connect America Fund Phase II (“CAF II”) for price cap carriers in Alaska. Alaska Communications is the only price cap carrier in Alaska and, under the CAF II order, will receive approximately $19.7 million annually for the next nine years (the same amount it received as CAF I high cost frozen support), in exchange for providing voice and broadband Internet access service to approximately 31,500 locations in unserved and partially served census blocks, which will include approximately 26,000 locations that did not previously have access to broadband Internet access service. We are continuing to work toward meeting our CAF Phase II obligations in a capital-efficient manner, including the potential to deliver broadband Internet access services meeting CAF Phase II requirements using a fixed wireless platform.

Lifeline

Revenue generated from our lifeline customers represented less than 1% of our total revenue for each of the twelve-month periods ended December 31, 2017 and 2016. The FCC’s Lifeline support mechanism today subsidizes the cost of voice services for low-income consumers, as well as broadband in CAF II locations. The Lifeline mechanism provides a higher level of support for low-income consumers living on Tribal Lands, including the entire state of Alaska. Under reforms adopted in the FCC’s January 2012 Lifeline Order, we are required to recertify each of our Lifeline customers annually to verify continued eligibility for Lifeline service. In part as a result of those efforts, our Lifeline enrollment decreased, and we will face continuing compliance obligations with respect to Lifeline customers served by our LEC subsidiaries. There are a number of matters under consideration that could increase the Company’s regulatory compliance obligations and customer administrative responsibilities, and impact revenue received from regulatory funding sources.

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

Satellite Services

On November 15, 2017, we applied to the FCC to license a network of C-band satellite earth stations to be used to serve our customers that cannot be reached by terrestrial middle mile facilities. The FCC granted our license on February 16, 2018, authorizing us to use up to 72 MHz of C-band spectrum on Eutelsat’s satellite, E115WB, for a term of 15 years. We expect this arrangement to provide us with greater predictability and stability in the availability and cost of long haul transport connectivity to our customers that must be served by satellite.

In July 2017, the FCC issued Public Notice of a Petition for Rulemaking to make the C-band downlink band available for terrestrial point-to-multipoint fixed wireless broadband service. In addition, in August 2017, the FCC adopted a separate Notice of Inquiry seeking comment more generally on opportunities to expand use of the C-band uplink and downlink frequencies for terrestrial wireless broadband services. We are unable at this time to predict the outcome of these proceedings, or to assess any potential future impact on our C-band satellite services.

Other Federal Regulations

In August 2015, the FCC adopted new rules to govern aspects of the ongoing transition from legacy copper transmission facilities to new IP-based networks. In general, those rules impose an additional 180-day advance disclosure requirement when incumbent local exchange carriers, such as the Company, plan to retire copper transmission lines connecting to our customers’ premises or replace them, in whole or in part, with fiber optic cable.

In November 2017, the FCC narrowed the scope of the copper retirement rules, simplified the notice process, shortened the required notice period from 180 days to 90 days, and adopted an expedited 15-day notice period applicable where the affected copper facilities are no longer being used to provide service. In comparison to the 2015 rules, we expect these revisions to make it easier for us to comply with the regulatory processes associated with network upgrades from copper to fiber facilities. In its November 2017 Order, the FCC also streamlined its rules governing the discontinuance of legacy low-speed voice and data services of less than 1.544 Mbps, which will also facilitate the transition to modern network technologies and services.

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

On June 2, 2015, Congress enacted the USA Freedom Act. This law amended the Foreign Intelligence Surveillance Act of 1978 (FISA), 50 USC § 1801, and certain parts of the U.S. criminal code (18 USC), and supersedes portions of the 2001 USA Patriot Act. Importantly for the Company, the law bans the bulk collection of telephone call detail records, effective 180 days after enactment. The Act addresses circumstances under which telecommunications carriers must produce customer telephone call detail records (some of which the Company does not actually keep, such as call detail for local calling) at the request of law enforcement. The FISA court now will adjudicate requests for such records in most cases. The bill also enacts certain additional changes to existing wiretap laws. It is difficult, however, for us to assess the full extent of the impact that this new statute may have on our business in the future.

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

In response to the FCC’s order eliminating Lifeline qualifying programs approved by state regulatory commissions, the Alaskan telecommunications industry has proposed a waiver of the state qualifying programs to align the state and federal qualifying programs. The RCA granted that waiver prior to December 2, 2016 when the new rules went into effect. In August 2017, the RCA opened a docket, R-17-002, on Lifeline to align the programs with the federal rules and revise the certification and verification procedures to reflect revised federal procedures. Lifeline service providers have been operating under an RCA order that aligns some issues and companies made tariff filings to align their procedures. This rulemaking is somewhat ministerial in nature but may become moot depending on the outcomes of the AUSF docket R-18-001. Comments were submitted in September 2017. The regulation docket has a final decision deadline of August 25, 2019.

In 2011, the Regulatory Commission of Alaska (“RCA”) adopted regulations reducing intrastate access charges but including support for Incumbent Local Exchange Carriers that continue to have COLR responsibilities. This COLR support is provided from the AUSF. Since these regulations were adopted, the AUSF surcharge was increased from 1.32% to 14.2%. A recent request from the Alaska Universal Service Administrative Company (“AUSAC”) to increase the surcharge to 15.1% prompted the RCA to address its concerns about the increase in the surcharge. The RCA granted a mid-course correction in 2016 for 14.2%, and when AUSAC filed its 2017 surcharge tariff, the RCA approved 14.2%. AUSAC filed its 2018 surcharge tariff and received approval for a 15.8% surcharge. On December 11, 2018, AUSAC filed a revised 2018 surcharge tariff for 19.0% to fulfill its obligation to disburse funds to ACS of Alaska, LLC and Matanuska Telephone Association, LLC after their motions to stay the RCA’s orders terminating their COLR status and terminating their COLR support.

The RCA opened an “information docket” in early 2017 to evaluate and scope a comprehensive AUSF reform rulemaking that might include consideration of the Fund’s continued need. As a result of the continued increases in the AUSF surcharge as well as the failure of the Commission’s efforts to control AUSF outlays and the ongoing decline in intrastate telecommunications revenues, the RCA opened a rulemaking on January 12, 2018, to review a repeal of the AUSF as well as consider revisions to the fund or possible replacement with a different framework.

Other State Regulatory Matters

The RCA opened three dockets on July 27, 2016 to investigate the continued need for COLR funding in competitive areas. Two of the dockets investigating the continued need for COLR funding affect the Fairbanks and Juneau markets. On May 24, 2017, the RCA issued an order approving the 2016 COLR filing for ACSF but denying the 2016 COLR filing for ACSAK and terminating its COLR status and related support. ACSAK petitioned for reconsideration which was denied, and on July 14, 2017 filed a notice of appeal in the Anchorage Superior Court. The RCA denied ACSAK’s request for 2017 COLR filing and reinstatement of COLR status. The Court has since stayed the May 24, 2017 decision and ACS AK continues to receive support pending the Court’s final decision. The Company also filed for 2017 COLR funding for ACSN and ACSF. The RCA suspended these filings on July 31, 2017. After issuance of the rulemaking order to repeal AUSF and revise regulations, the RCA vacated the suspended 2017 requests for COLR funding for ACSN and ACSF and closed the dockets. COLR support continues until the RCA completes its rulemaking docket. COLR funding represented approximately 2.5% of our total revenue in 2017.

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

Additional Business Information

See “Item 1A, Risk Factors,” “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 “Sale of Wireless Operations,” Note 3 “Joint Venture” and Note 18 “Business Segments” in the Notes to Consolidated Financial Statements for additional information, which is incorporated herein by reference.

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

Our principal facilities-based competitor for voice and broadband services is GCI, who is also the dominant cable television provider in Alaska. In the business and wholesale market, GCI holds a dominant position through its extensive fiber optic, microwave and satellite based middle mile network as well as its undersea fiber cable network, where it owns and operates two of the four existing undersea fiber optic cables connecting Alaska to the contiguous states. In the consumer market, GCI bundles its cable video services with voice, broadband and mobile wireless services. We do not offer video service and mobile wireless, and thus, are unable to offer competing bundles.

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

As we compete more extensively in the managed IT services business, we are likely to face new competition, both local and national. An example of this new competition is World Wide Technologies, a large equipment value add reseller. More recently we have seen a smaller Rural Local Exchange Carrier (RLEC), Matanuska Telephone Association (MTA), that operates predominantly in the Wasilla and Palmer communities north of Anchorage, acquire a data center and IT services provider called AlasConnect. With this acquisition, we now see MTA as a competitor for managed IT services particularly in our Anchorage and Fairbanks markets. There are many smaller firms that compete for IT business in Alaska. We believe that competition for managed IT services is fragmented in Alaska with no clear or dominant provider.

Our Cost Structure

We may not be able to maintain our cost structure which would create risk to our ability to generate bottom-line growth.

Subsequent to the Wireless Sale, wind-down of our wireless operations and positioning the Company as a more focused broadband and managed IT services company, we commenced a plan to generate synergies and achieve cost reductions. This plan was substantially implemented during the third and fourth quarters of 2015 and resulting benefits were realized during fiscal year 2016 and 2017. We have also recently implemented additional cost savings initiatives. Maintaining these cost reductions is a critical factor impacting our generation of cash flow from operating activities. If we fail to maintain these cost reductions, our financial condition will be impacted.

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

2017 Senior Credit Facility

On March 13, 2017, we entered into a senior credit facility consisting of a Term A-1 Facility of $120.0 million, a Term A-2 Facility of $60.0 million and a Revolving Facility of $15.0 million (together the “2017 Senior Credit Facility” or “Agreement”). On March 28, 2017, the Company utilized proceeds from the 2017 Senior Credit Facility and cash on hand to repay, in full, the outstanding principal balance and accrued interest of its 2015 Senior Credit Facilities. Principal payments under the 2015 Senior Credit Facility were due in 2017 and 2018. Proceeds from the 2017 Senior Credit Facility were also utilized to fund the tender offer and settlement of the Company’s 6.25% Convertible Notes in the principle amount of $94.0 million.

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

Our debt also exposes us to adverse changes in interest rates. As a component of our cash flow hedging strategy and as required under the terms of the 2017 Senior Credit Facility, we hold a pay-fixed, receive-floating interest rate swap in the notional amount of $90.0 million at 6.49425%, inclusive of a 5.0% LIBOR spread, through June 2019.

6.25% Convertible Notes due 2018

The remaining principle amount of the 6.25% Convertible Notes due in 2018 of $10.0 million will purchased or settled with restricted cash designated for this purpose. Our ability to complete the repurchase depends on meeting certain liquidity requirements specified in our 2017 Senior Credit Facility. If we are unable to meet those liquidity requirements or obtain a waiver from our lenders, we may be in default of our obligations under the notes and our credit facility.

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

Risks Related to our Business

Rural Health Care Universal Service Support Program

We may not receive some of the subsidies for Rural Health Care for which our customers have applied and amounts previously received may be challenged by the FCC.

Beginning with the 2016 Funding Year (July 1, 2016 – June 30, 2017), and again for Funding Year 2017 (July 1, 2017 – June 30, 2018), demand for support under the Rural Health Care Universal Service Support Program has exceeded the available budget. On March 15, 2018, USAC announced that demand for rural health care support had exceeded the programs’ annual cap in Funding Year 2017, which began July 1, 2017 and ends on June 30, 2018, and that successful applicants would receive 85% of the funding for which they would otherwise be eligible. These budget constraints could reduce the affordability of our services to rural health care providers, and potentially reduce demand for our services from these customers in the future.

The budget constraints have also prompted the Universal Service Administrative Company (“USAC”), which administers the program, to engage in substantially more rigorous reviews of rural health care support, raising compliance costs and delaying issuance of support payments. In connection with that review, the Company has received certain inquiries and requests for information from USAC and from the FCC Enforcement Bureau.

This rising uncertainty and unpredictability in the Rural Health Care program negatively impacted the Company’s revenue in 2017, and may have a negative impact on future revenue and demand for our services from rural healthcare providers.

Also, we may be subject to further investigation for the Company’s compliance with FCC and USAC rules, regulations, and practices for prior periods. Such investigations of other companies have resulted in refunding certain previously awarded funds, as well as fines and penalties.

Access and High Cost Support Revenue

Revenues from access charges will continue to decline and revenue from various regulated support mechanisms is subject to rule changes at the FCC and the RCA.

We received approximately 2.2% and 2.5% of our operating revenues for the years ended December 31, 2017 and 2016, respectively, from access charges. The amount of revenue that we receive from these access charges is calculated in accordance with requirements set by the FCC and the RCA. Any change in these requirements may reduce our revenues and earnings. Access charges have consistently decreased in past years and we expect this trend to continue due to declines in voice usage and migration to VoIP services which do not generate access revenue for us.

Interstate switched access has been on a phase-out schedule for several years, and according to the schedule set forth by the FCC, it reached its final phase in July 2017 and will be reduced to zero on July 1, 2018. Interstate switched access is currently a relatively small component of all access revenue, and modest declines are anticipated at this time for other components of interstate access revenue. Traditional intrastate access revenues have already been reduced, replaced in part by COLR support. The RCA has commenced a proceeding that could impact COLR support in the future, and while it is impossible to predict the state commission’s future decisions, there is a risk that revenue will be reduced.

Furthermore, the FCC has actively reviewed new mechanisms for inter-carrier compensation that will eliminate certain access charges entirely. Elimination of access charges would have a material adverse effect on our revenue and earnings. Similarly, the RCA has adopted regulations modifying intrastate access charges that may reduce our revenue.

As discussed in “Regulations,” the FCC released its order for CAF II on October 31, 2016. As a result, we currently expect our high cost support revenue to be relatively unchanged for the next eight years. Substantial changes are expected to be enacted by the FCC regarding our future high cost loop support funding and obligations thereunder. It is difficult to predict the future growth in this source of revenue as well as the future obligations that we will be required to accept that are tied to this funding.

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

The 2011 Transformation Order established a new framework for high cost universal service support that replaced existing support mechanisms that provide support to carriers, like us, that serve high-cost areas with new CAF support mechanisms and service obligations that are focused on broadband Internet access services. We recognized $19.7 million in federal high cost universal service payment revenues to support our wireline operations in high cost areas in each of the twelve months ended December 31, 2017 and 2016. The FCC released its CAF Phase II order on October 31, 2016.

In addition, the FCC has imposed strict new compliance requirements governing enrollment of low-income subscribers in the FCC’s Lifeline program, which provides carriers like us with USF support to reduce the cost of wireline and wireless services to low-income consumers. For the twelve months ended December 31, 2017, we recognized wireline lifeline revenue of $0.3 million. Over the same period the number of wireline lifeline customers we served decreased from 1,131 to 934. We expect the amount of Lifeline USF support we receive in connection with our wireline customers to continue to decrease, because we expect that it will be more difficult for low-income consumers to qualify for Lifeline, and to remain enrolled in Lifeline, than it was under the former rules.

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

The vast majority of our customers and operations are located in Alaska. Due to our geographical concentration, the successful operation and growth of our businesses depends on economic conditions in Alaska. The Alaska economy, in turn, depends upon many factors, including:

●	the strength of the natural resources industries, particularly oil production and prices of crude oil;
●	the strength of the Alaska tourism industry;
●	the level of government and military spending; and
●	the continued growth of service industries.

The population of Alaska, which declined marginally in 2017, is approximately 740,000 with Anchorage, Fairbanks and Juneau serving as the primary population and economic centers in the state.

It is estimated that one-third of Alaska’s economy is dependent on federal spending, one-third on natural resources, in particular the production of crude oil, and the remaining one-third on drivers such as tourism, mining, timber, seafood, international air cargo and miscellaneous support services.

Alaska’s economy is dependent on investment by oil companies, and state tax revenues correlate with the price of oil as the State assesses a tax based on the retail price of oil that transits the pipeline from the North Slope. The price of crude oil dropped substantially during 2014 through 2016, and began to rebound in 2017. Economists currently expect oil prices to increase marginally in 2018 and slowly trend up in the near term. The decline in the price of crude oil has impacted the state in two ways:

1.	Resource based companies reduced their level of spending in the state, and in particular the North Slope, through reducing their operating costs.

2.

The State of Alaska budget, which represents approximately 15% of the states total economy, is incurring deficits, but had budgetary reserves that were available through 2017. Proposals to address these deficits include spending reductions, utilization of earnings from the state’s permanent fund and additional revenues, including selected income taxes. Reduced spending by the State has had a dampening effect on overall economic activity in the state.

Economists anticipate that slowly increasing oil prices and growing industry optimism bode well for continued new development and increased activity on the North Slope in 2018, supporting an increase in the volume of oil moving through the pipeline and the generation of revenue for the state government.

Economists believe the Alaskan economy entered a moderate recession beginning in the second half of 2015. They are currently projecting that this recession will continue into 2018. Employment levels in the state declined approximately 1.3% in 2017 (compared with a 2.3% decline in 2016) driven by declines in the oil and gas industry, construction, and Federal and state government, offset by increases in health care and local government. The negative effects of the recession have been mitigated by diversity in the Alaskan economy, including growth in the health care and tourism industries. However, economists believe that, without a long-term solution to the state budget deficit, a full economic recovery may remain elusive.

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

Quintillion has invested in a submarine network with landing stations in several northwest Alaska communities, including a terrestrial route from the North Slope to Fairbanks. The network became operational in late 2017. We have acquired capacity on this system and expect to deliver service to customers in this area beginning in 2018. Delays in acquiring customers and providing those customers with service could negatively impact our investment in the joint venture and our financial results.

Erosion of Access Lines

We provide services to many customers over access lines, and if we continue to lose access lines, our revenues, earnings and cash flow from operating activities may decrease.

Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss over the past few years and the rate of loss has been accelerating. During the years ended December 31, 2017 and 2016 our business access line erosion was 2,278 and 2,621, respectively, while over the same period our consumer access line erosion was 4,156 and 4,265 respectively. We expect to continue to experience net access line loss in our markets, affecting our revenues, earnings and cash flow from operating activities.

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

Actions of Activist Stockholders

Actions of activist stockholders against us could be disruptive and costly and the possibility that activist stockholders may wage proxy contests or seek representation on, or control of, our Board could cause uncertainty about the strategic direction of our business, and an activist campaign that results in a change in control of our Board could trigger change in control provisions or payments under certain of our material contracts and agreements.

Stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or board nominations or otherwise attempt to effect changes, assert influence or acquire some level of control over us.

On February 9, 2018, TAR Holdings LLC, an entity for which Karen Singer serves as the sole member, purported to notify the Company that it intends to nominate three candidates for election to our Board at our 2018 Annual Meeting of Stockholders. According to the Schedule 13D filed with the SEC by Ms. Singer and TAR Holdings LLC (the “Singer 13D Group”), Ms. Singer and TAR Holdings LLC beneficially own in the aggregate approximately 5.0% of our outstanding common stock.

While our Board and management team strive to maintain constructive, ongoing communications with all of the Company’s stockholders, including the Singer 13D Group, and welcomes their views and opinions with the goal of enhancing value for all stockholders, an activist campaign such as the one threatened by the Singer 13D Group that seeks to replace more than a majority of the members of our Board and, thereby seek control of the Company’s Board, could have an adverse effect on us because:

●

Responding to actions by activist stockholders can disrupt our operations, are costly and time-consuming, and divert the attention of our Board and senior management team from the pursuit of business strategies, which could adversely affect our results of operations and financial condition;

●

Perceived uncertainties as to our future direction as a result of changes to the composition of our Board may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential clients, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners;

●

These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and

●	If individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

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

Labor costs are a significant component of our expenses and, as of December 31, 2017, approximately 54% of our workforce is represented by the IBEW. The Master Collective Bargaining Agreement (“CBA”) between the Company and the IBEW, which was ratified on December 8, 2017 and is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for the Company in the state of Alaska and has significant economic impacts on the Company as it relates to wage and benefit costs and work rules that affect our ability to provide superior service to our customers. We believe our labor costs are higher than our competitors who employ a non-unionized workforce because we are required by the CBA to contribute to the IBEW Health and Welfare Trust and the Alaska Electrical Pension Fund (“AEPF”) for benefit programs, including defined benefit pension plans and health benefit plans, that are not reflective of the competitive marketplace. Furthermore, work rules under the existing agreement limit our ability to efficiently manage our workforce and make the incremental cost of work performed outside normal work hours high. In addition, we may make strategic and operational decisions that require the consent of the IBEW. While we believe our relationship with the IBEW is constructive, and although the IBEW generally has provided necessary consents, the IBEW may not provide consent when we need it, it may require additional wages, benefits or other consideration be paid in return for its consent, or it may call for a work stoppage against the Company. The Company considered relations with the IBEW to be stable in 2017; however, any deterioration in the relationship with the IBEW would have a negative impact on the Company’s operations.

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

All industries that rely on technology in customer interactions are increasingly at risk for cyber-attacks. A cyber-attack could be levied against our network, causing disruption of operations and service, requiring implementation of greater network security measures, and resulting in lost revenue due to lost service. A cyber-attack could also be targeted to infiltrate customer proprietary and other data, breaching customer privacy, resulting in misuse of customer information and other data, and possibly leading to litigation over privacy breaches and causing harm to the Company’s reputation. In the event of a cyber-attack, Company insiders could utilize their knowledge of such an attack in trading the Company’s publicly traded shares. We rely on a variety of procedures to guard against cyber-attacks, and to take appropriate actions in the event of a cyber-attack, but the frequency of threats from these attacks is growing globally and the risk to us is also growing.

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

Our most significant pension plan is the AEPF in which we participate on behalf of substantially all of our employees. The AEPF is a multi-employer pension plan to which we make fixed, per employee, contributions through our collective bargaining agreement with the IBEW, which covers our IBEW represented workforce, and a special agreement, which covers most of our non-represented workforce. Because our contribution requirements are fixed, we cannot easily adjust our annual plan contributions to address our own financial circumstances. Currently, this plan is not fully funded, which means we may be subject to increased contribution obligations, penalties, and ultimately, we could incur a contingent withdrawal liability should we choose to withdraw from the AEPF for economic reasons. Our contingent withdrawal liability is an amount based on our pro-rata share among AEPF participants of the value of the funding shortfall. This contingent liability becomes due and payable by us if we terminate our participation in the AEPF. Moreover, if another participant in the AEPF goes bankrupt, we would become liable for a pro-rata share of the bankrupt participant’s vested, but unpaid, liability for accrued benefits for that participant’s employees. This could result in a substantial unexpected contribution requirement and making such a contribution could have a material adverse effect on our cash position and other financial results. These sources of potential liability are difficult to predict.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal properties do not lend themselves to simple description by character and location. The components of our gross investment in property, plant and equipment consisted of the following as of December 31, 2017 and 2016:

(in thousands)	2017	2016
Land, buildings and support assets	$195,063	$197,999
Central office switching and transmission	380,954	383,809
Outside plant, cable and wire facilities	739,547	734,786
Other	12,016	7,101
Construction work in progress	30,349	26,204
	$1,357,929	$1,349,899

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

Substantially all of our assets (including those of our subsidiaries) have been pledged as collateral for our 2017 Senior Credit Facility.

Item 3. Legal Proceedings

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business, including various legal proceedings involving regulatory matters described under “Item 1, Business–Regulation”. We have recorded a liability for estimated litigation costs of $0.7 million as of December 31, 2017, against certain current claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol ‘ALSK’. The following table presents, for the periods indicated, the high and low sales prices of our common stock as reported by Nasdaq.

2017 Quarters	High	Low	2016 Quarters	High	Low
4th	$2.91	$2.04	4th	$1.80	$1.49
3rd	$2.48	$2.02	3rd	$1.85	$1.64
2nd	$2.61	$1.76	2nd	$1.97	$1.64
1st	$1.96	$1.60	1st	$1.90	$1.30

As of March 7, 2018, there were 52.5 million shares of our common stock issued and outstanding and approximately 345 record holders of our common stock. Because brokers and other institutions hold many of our shares of existing common stock on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

In the fourth quarter of 2012, our Board of Directors suspended the quarterly dividend paid to shareholders. The dividend suspension was required in connection with the amendment to our 2010 Senior Credit Facility as part of the AWN transaction. Under the terms of our 2017 Senior Credit Facility, payment of cash dividends on our common stock is not permitted until such time that the Company’s Net Total Leverage Ratio is not more than 2.75 to 1.00 and certain other liquidity measures are met. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Net Total Leverage Ratio was higher than 2.75 at December 31, 2017.

Our ability to re-institute dividend payments in the future will depend on future competitive market and economic conditions and financial, business, regulatory and other factors, many of which are beyond our control.

Additional factors that may affect our future dividend policy include:

●	our reliance on dividends, interest and other payments, advances and transfer of funds from our subsidiaries to meet our debt service and pay dividends, if any;
●	reductions in the availability of cash due to changes in our operating earnings, working capital requirements and anticipated cash needs;
●	the discretion of our Board of Directors; and
●	restrictions under Delaware law.

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

Common Stock Performance Graph

The stock performance information required under this item is incorporated into this Form 10-K by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders.

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

(in thousands, except per share amounts)	2017	2016	2015	2014	2013
Operating Data:
Operating revenues(1)	$226,905	$226,866	$232,817	$314,863	$348,924
Net (loss) income attributable to Alaska Communications(1)	(6,101)	2,386	12,954	(2,780)	158,471

(Loss) income per share - basic(1)	$(0.12)	$0.05	$0.26	$(0.06)	$3.37
(Loss) income per share - diluted(1)	$(0.12)	$0.05	$0.25	$(0.06)	$2.78
Cash dividends declared per share	$-	$-	$-	$-	$-

Balance Sheet Data (end of period):
Total assets(1)	$442,786	$442,360	$463,601	$730,280	$747,320
Long-term debt, including current portion(2)	188,862	181,804	193,105	433,968	456,257

(1)

Results in 2015 and 2014 were affected by the formation of AWN in 2013 and the sale of Wireless operations in 2015. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 “Sale of Wireless Operations” and Note 6 “Equity Method Investments” in the Notes to Consolidated Financial Statements.

(2)

Amounts do not reflect the classification of deferred debt issuance costs as a deduction from debt as presented in the consolidated financial statements. See Note 10 “Long-Term Obligations” in the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes and the other financial information included elsewhere in this Form 10-K.

OVERVIEW

We are a fiber broadband and managed IT services provider, offering technology and service enabled customer solutions to business and wholesale customers in and out of Alaska. We also provide telecommunication services offering value and exceptional convenience to consumers throughout the state. Our facilities based communications network extends throughout Alaska and connects to the contiguous states via our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. We operate in a largely two-player terrestrial wireline market and we estimate our market share to be less than 25% statewide. However, our revenue performance relative to our largest competitor suggests that we are gaining market share in the markets we are serving.

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

Historically, the Alaska economy has benefited from a stable employment base, including a growing tourism industry. However, economic indicators have been impacted by the substantial decline in the price of crude oil. The Alaskan economy entered a moderate recession beginning in the second half of 2015, which economists currently expect to continue into 2018. While the population of Alaska grew marginally in 2016 and remained steady in 2017, employment levels declined approximately 1.3% in 2017 (compared with a 2.3% decline in 2016), driven by declines in the oil and gas industry, construction, and Federal and state government, offset by increases in health care and local government. State revenue relies on tax revenue from the production of crude oil and investment in resource development projects by exploration companies in Alaska. Proposals to address recent budget deficits by the State of Alaska include additional revenue through alternative tax sources, including selected income taxes, spending reductions and utilization of earnings from the state’s permanent fund. The State of Alaska had also built certain budgetary reserves that were available through 2017. While the absence of substantive legislative actions to date has resulted in uncertainty about the timing of a full recovery, some economists predict a return to growth beyond 2018. This dynamic continues to impact the overall economy and may affect our future financial performance.

Management estimates the Alaska wireline telecom and IT services market to be approximately $1.65 billion. This market is comprised of the IT services market of approximately $840 million, the broadband market of approximately $680 million and the voice market of approximately $130 million. Management estimates that over 85% of this market opportunity is from the business and wholesale customer segment.

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

Subsequent to the sale of AWN and wind-down of our wireless operations we have operated as a as a smaller, more focused broadband and managed IT company.

Our objective is to continue generating sector leading revenue growth in the broadband market through investments in sales, service, marketing and product development while expanding our broadband network capabilities through higher efficiencies, automation, new technology and expanded service areas. We also intend to continue our growth in the managed IT services market by providing these services to our broadband customers, and leveraging our position as the premier Cloud Enabler for business in the state of Alaska. We also seek to continuously improve our customer service, and utilize the Net Promoter Score (“NPS”) framework to track the feedback of our customers for virtually all customer interactions. We believe that higher NPS scores will allow us to increasingly provide a differentiated service experience for our customers, which will support our growth. We are focused on expanding our margins, and we utilize the LEAN framework to eliminate waste and simplify how we do business.

On April 2, 2015, we entered into an agreement to purchase a terrestrial fiber network on the North Slope of Alaska. This network allows us to provide broadband solutions to the oil and gas sector in a market that previously had no competition, and continue to advance our sales of managed IT services. Also on April 2, 2015, the Company entered into a joint venture agreement with Quintillion for the purpose of expanding the fiber optic network, and making the network available to other telecom carriers. The joint venture may also participate in and facilitate other capital and service initiatives in the telecom industry. We may also participate with Quintillion in acquiring capacity on other parts of the system they are building in Alaska. The contribution to the Company’s consolidated financial results from this investment was not material in 2015, 2016 and 2017 as we focused on operationalizing the network to meet our service level standards. The first portion of the North Slope network was activated in the first quarter of 2018.

On March 13, 2017, we entered into the 2017 Senior Credit Facility consisting of a Term A-1 Facility of $120.0 million, a Term A-2 Facility of $60.0 million and a Revolving Facility of $15.0 million. Proceeds and cash on hand were utilized to repay the 2015 Senior Credit Facility in the amount of $88.1 million, including principal and accrued interest, fund the tender offer and subsequent repurchase of a portion of the 6.25% Convertible Notes in the amount of $90.2 million, and placement of $10.0 million in restricted cash to repurchase, or settle at maturity, the remaining balance of the 6.25% Convertible Notes. This refinancing transaction resulted in the extension of scheduled principal payments under our senior credit agreements from 2018 out through 2023.

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

●

Relentlessly Simplify and Transform How We Do Business. We believe we must reduce waste, which is defined as any activity that does not add value to its intended customer. Doing so improves the experience we deliver to our customers. We make investments in technology and process improvement, utilize the LEAN framework, and expect these efforts to meaningfully impact our financial performance in the long-term.

●

Develop Our Network Focusing on Efficient Delivery and Management. We are moving toward higher efficiencies and improved customer experience through automation, new technology and expanded geographic service areas. Our future network architecture is a simpler mix of fiber and fixed wireless (“FiWi”), focused on efficient delivery and management.

●	Offer Broadband and Managed IT Solutions to Our Customers at Work and Home. We are building on strength in designing and providing new products and solutions to our customers.

We believe we can create value for our shareholders by:

●	Driving revenue growth through increasing business broadband and managed IT service revenues,
●	Generating Adjusted EBITDA and Adjusted Free Cash Flow growth through margin management, and
●	Careful allocation of capital, including selectively investing success based capital into opportunities that generate appropriate returns on investments.

2018 Operating Initiatives

●

Bring greater focus to our larger Enterprise and Carrier customer segment, which has been the primary driver of our Business and Wholesale revenue growth, including those utilizing the North Slope Fiber network, and expanded product offerings.

●

Build on our 2017 network initiatives in fiber fed wifi and fixed wireless to offer competitive broadband speeds for the so-called mass market base of customers consisting primarily of our residential and small business customers, including fulfilling our obligations under the CAF II program.

●

Bring greater attention to our cost structures in serving the residential and small business customers by investing in self service capabilities and changes in our product design and operating model to improve profitability.

●

Leverage the market opportunity and fragmented competitive environment to accelerate profitable MIT growth through product, sales, delivery, and support and by leveraging relationships with our business partners such as Microsoft, Dell, Cisco and Avaya, among others.

●	Effectively manage capital spending, focusing on customer opportunities, strategic initiatives, maintenance and utilization of funding received through CAF II support.
●	Continued emphasis on employee engagement and effective communication.
●	Evaluate strategic opportunities in and out of Alaska that address scale and geographic diversification and reduce the risk of investments made in our company.

Revenue Sources by Customer Group

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

Business and Wholesale

Providing services to Business and Wholesale customers provides the majority of our revenues and is expected to continue being the primary driver of our growth over the next few years. Our business customers include large enterprises in the oil and gas, healthcare, education and financial industries, Federal, state and local governments, and small and medium business. We were the first Alaska-based carrier to be Carrier Ethernet 2.0 Certified and are currently the only Alaska-based carrier certified for multipoint-to-multipoint services. This certification means that we meet international standards for the quality of our broadband services. We also offer IP based voice including the largest SIP implementations in the state of Alaska, and are the first Microsoft Express Route provider in the state. We believe our network differentiates us in the markets we serve, because we prefer not to compete on price; but on the quality, reliability and the overall value of our solutions. Accordingly, we have significant capacity to “sell into” the network we operate and do so at what we believe are attractive incremental gross margins.

Business services have experienced significant growth and we believe the incremental economics of business services are attractive. Given the demand from our customers for more bandwidth and services, we expect revenue growth from these customers to continue for the foreseeable future. We provide services such as voice and broadband, managed IT services including remote network monitoring and support, managed IT security and IT professional services, and long distance services primarily over our own terrestrial network. We are continuing our efforts to position the Company as the premier Cloud Enabler for business in the state of Alaska.

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

Consumer

We also provide broadband, voice and IT services to residential customers, including residential homes and multi-dwelling units. Given that our primary competitor has extensive quad play capabilities (video, voice, wireless and broadband) we target how and where we offer products and services to this customer group in order to maintain our returns. Our focus is to leverage the capabilities of our existing network and sell customers our highest available bandwidth. Our primary competitive advantage is that we offer reliable internet service without data caps, while our competitor, with certain exceptions, charges customers or throttles customers’ speeds for exceeding given levels of data usage. Overall revenues from these customers began to stabilize in the second half of 2016 and we experienced consistent growth in consumer broadband revenues in 2017. More recently, we have implemented fiber fed wifi solutions for providing broadband and are also field testing certain fixed wireless technologies, which we anticipate will provide a basis for continued growth in this market in 2018.

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

Access Charges

Interstate and intrastate switched access are services based primarily on originating and terminating access minutes from other carriers. Special access is primarily access to dedicated circuits sold to wholesale customers, substantially all of which is generated from interstate services. Cellular access is the transport of local network services between switches for cellular companies based on individually negotiated contracts. For the years ended December 31, 2017, 2016 and 2015, access charges represented approximately 2.2%, 2.5% and 2.8%, respectively, of our total wireline revenue.

Surcharges

We assess our customers for surcharges, typically on a monthly basis, as required by various state and federal regulatory agencies, and remit these surcharges to these agencies. These pass-through surcharges include Federal Universal Access and State Universal Access. These surcharges vary from year to year, and are primarily recognized as revenue, and the subsequent remittance to the state or federal agency as a cost of sale and service. The rates imposed by the regulators continue to increase. However, because the charges are only assessed on a portion of our services, and that portion continues to decline, we expect these revenue streams to decline over time as the revenue base declines. Other non-pass-through surcharges are collected from our customers as authorized by the regulatory body. The amount charged is based on the type of line: single line business, multi-line business, consumer or lifeline. The rates are established based on federal or state orders. These charges are recorded as revenue and do not have a direct associated cost. Rather, they represent a revenue recovery mechanism established by the FCC or the Regulatory Commission of Alaska. For the years ended December 31, 2017, 2016 and 2015, pass-through surcharges represented approximately 33%, 32% and 30%, respectively, of the total surcharge revenue billed to our end customers.

Federal and State Support

We receive interstate and intrastate universal support funds and similar revenue streams structured by federal and state regulatory agencies that allow us to recover our cost of providing universal service in Alaska. For the year ending December 31, 2017, the Company recognized $19.7 million in federal high cost universal service revenues to support our wireline operations in high cost areas. In 2016, the FCC released the CAF Phase II order specific to Alaska Communications which transitioned from CAF Phase I frozen support to CAF Phase II. Funding under the new program generally requires the Company to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, and meet interim milestone build-out obligations. In addition to federal high cost support, the Company is designated by the State of Alaska as a Carrier of Last Resort (“COLR”) in five of the six study areas. In addition to COLR, the Company receives Carrier Common Line (“CCL”) support. We do not receive COLR or CCL funding for the ACS of Anchorage study area. As a COLR we are required to provide services essential for retail and carrier-to-carrier telecommunication throughout the applicable coverage area. For the years ended December 31, 2017, 2016 and 2015, total federal and state support represented approximately 12%, 11% and 12%, respectively, of total wireline revenue.

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

Operating Revenues

Total revenue was $226.9 million in 2017 and 2016. Business and wholesale revenue increased $2.3 million, or 1.7%, in 2017 driven by broadband growth of $6.8 million. Consumer and regulatory revenue declined $0.6 million and $1.6 million, respectively. Total broadband revenue increased $7.3 million, or 6.3%.

Operating Income

Operating income of $18.7 million in 2017 decreased $0.8 million, or 4.1%, compared with 2016 due to marginally higher operating expenses in 2017, including an increase in the allowance for doubtful accounts associated with the rural health care program. These items are discussed in more detail below.

Adjusted EBITDA

Adjusted EBITDA of $56.7 million in 2017 decreased $1.5 million, or 2.6%, from $58.2 million in 2016 due primarily to marginally higher operating expenses, including an increase in the allowance for doubtful accounts associated with rural health accounts in 2017. See “Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to Net (Loss) Income. As discussed in “Non-GAAP Financial Measures,” the Company does not provide a reconciliation of guidance for Adjusted EBITDA to Net (Loss) Income.

Operating Metrics

Business broadband average monthly revenue per user (“ARPU”) of $334.36 in 2017 increased from $322.80 in 2016. Business broadband connections of 15,293 at December 31, 2017, increased marginally from connections of 15,239 at December 31, 2016. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as is a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons, we do not disclose our sales or performance in MRC.

Consumer broadband connections of 33,904 were down marginally year over year and consumer broadband ARPU of $60.72 in the fourth quarter of 2017 declined marginally from $61.26 in the fourth quarter of 2016.

The table below provides certain key operating metrics as of, or for, the periods indicated.

	2017	2016

Voice
At December 31:
Business access lines	71,699	73,977
Consumer access lines	29,262	33,418
For the year ended December 31:
Voice ARPU business	$23.39	$23.45
Voice ARPU consumer	$29.88	$28.71

Broadband
At December 31:
Business connections	15,293	15,239
Consumer connections	33,904	34,603
For the year ended December 31:
ARPU business	$334.36	$322.80
ARPU consumer	$61.24	$60.73

Liquidity

We generated cash from operating activities of $30.4 million in 2017 compared with $37.2 million in 2016. This decline was due primarily to an increase in accounts receivable, including those associated with certain rural health care customers.

In 2017, we invested a total of $32.9 million of cash in capital, including capitalized interest and net of the settlement of items accrued in previous periods.

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

Net debt (defined as total debt excluding debt issuance costs, less cash, cash equivalents and restricted cash held for settlement of the 6.25% Notes) at December 31, 2017 was $177.2 million compared with $162.8 million at December 31, 2016. The increase reflects the utilization of $15.3 million of cash in the settlement of our 2015 Senior Credit Facilities and tender of our 6.25% Notes, delayed cash receipts associated with the rural health care program and other changes in working capital.

Other Initiatives

During 2017 we continued expansion of our product and service offering. We also made significant progress with our managed IT services partnerships, including Microsoft where we are enhancing our cloud solution capabilities. In addition, our North Slope network partner, Quintillion, turned up service this year.

We successfully completed trials of our new fixed wireless technology and expect to use it extensively in meeting our CAF II obligations. We also see application in more urban markets, giving us a competitive network for consumer and small business customers.

We entered into an agreement to procure transponder space in a C-Band satellite. We have traditionally leased capacity from other providers, and this will create significant savings for us beginning in 2018 as we migrate to our own network, while providing additional capacity.

RESULTS OF OPERATIONS

The following tables summarize our results of operations for the years ended December 31, 2017, 2016 and 2015. Revenue information reflects the organization of revenue streams described in “Revenue Sources by Customer Group” above. All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense. Results in 2015 reflect the sale and wind-down of our Wireless operations beginning in the first quarter.

(in thousands)	2017	2016	2015

Business and Wholesale Revenue
Business broadband	$61,559	$59,218	$51,058
Business voice and other	26,508	27,903	28,909
Managed IT services	4,293	4,173	3,316
Equipment sales and installations	4,412	6,441	6,274
Wholesale broadband	36,081	31,581	28,126
Wholesale voice and other	6,267	7,539	8,764
Business and Wholesale Revenue	139,120	136,855	126,447
Growth in Business and Wholesale Revenue	1.7%	8.2%
Consumer revenue
Broadband	25,441	24,981	25,621
Voice and other	11,676	12,763	14,408
Consumer Revenue	37,117	37,744	40,029

Total Business, Wholesale, and Consumer Revenue	176,237	174,599	166,476
Growth in Business, Wholesale and Consumer Revenue	0.9%	4.9%
Growth in Broadband Revenue	6.3%	10.5%

Regulatory Revenue
Access	30,974	32,412	33,644
High cost support	19,694	19,855	19,682
Total Regulatory Revenue	50,668	52,267	53,326

Total Wireline Revenue	226,905	226,866	219,802
Growth in Wireline Revenue	0.0%	3.2%

Total Wireless & AWN Related Revenue	-	-	13,015

Total Revenue	$226,905	$226,866	$232,817

	2017	2016	2015
Operating expenses:
Cost of services and sale (excluding depreciation and amortization), non-affiliates	104,604	102,137	107,162
Cost of services and sale (excluding depreciation and amortization), affiliates	-	-	4,961
Selling, general and administrative	67,227	70,209	88,389
Depreciation and amortization	36,317	34,690	33,867
Loss (gain) on disposal of assets, net	50	321	(46,252)
Earnings from equity method investments	-	-	(3,056)
Total operating expenses	208,198	207,357	185,071

Operating income	18,707	19,509	47,746

Other income and (expense):
Interest expense	(14,860)	(15,447)	(19,841)
Loss on extinguishment of debt	(7,527)	(336)	(4,878)
Interest income	34	26	58
Total other income and (expense)	(22,353)	(15,757)	(24,661)

(Loss) income before income tax expense	(3,646)	3,752	23,085
Income tax expense	(2,584)	(1,499)	(10,200)
Net (loss) income	(6,230)	2,253	12,885
Less net loss attributable to noncontrolling interest	(129)	(133)	(69)

Net (loss) income attributable to Alaska Communications	$(6,101)	$2,386	$12,954

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $139.1 million increased $2.2 million, or 1.7%, in 2017 from $136.9 million in 2016. This improvement was primarily driven by a $2.3 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Business broadband ARPU drove overall revenue growth and reflects customer demand for increasing amount of bandwidth. Business broadband ARPU increased to $334.36 in 2017 from $322.80 in 2016, or 3.6%, and Business broadband connections of 15,293 in 2017 increased marginally from 15,239 in 2016. Wholesale broadband revenue increased $4.5 million and Managed IT services revenue increased $0.1 million year over year. These increases were partially offset by a $2.7 million decrease in voice and other revenue due primarily to 4,470 fewer business and wholesale voice connections year over year. Business voice ARPU of $23.39 in 2017 declined marginally compared with $23.45 in 2016. Equipment sales and installations declined $2.0 million year over year. While connections and ARPU serve as data points to support the analysis of period-over-period changes in revenue, they are not critical indicators utilized by the Company to manage the Business and Wholesale customer group.

Consumer

Consumer revenue of $37.1 million decreased $0.6 million, or 1.7%, in 2017 from $37.7 million in 2016. Broadband revenue increased $0.4 million to $25.4 million in 2017 from $25.0 million in 2016 due to an increase in ARPU to $61.24 from $60.73, largely offset by a 699 decline in connections year over year. Voice and other revenue decreased $1.1 million primarily due to 4,156 fewer connections, partially offset by an increase in ARPU to $29.88 from $28.71 in the prior year. The downward trend in voice connections is expected to continue as more customers discontinue using their fixed landline voice service and move to wireless alternatives.

Regulatory

Regulatory revenue of $50.7 million decreased $1.6 million, or 3.1%, in 2017 from $52.3 million in 2016 due to a $1.4 million decline in access revenue caused primarily by lower eligible access lines combined with lower rates.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales (excluding depreciation and amortization) of $104.6 million increased $2.5 million, or 2.4%, in 2017 from $102.1 million in 2016. This change reflects an increase in network support costs of $2.8 million and circuit installation costs of $2.1 million, partially offset by a $1.6 million decrease in labor cost and a $0.5 million decrease in access charges.

Selling, General and Administrative

Selling, general and administrative expenses of $67.2 million in 2017 decreased $3.0 million, or 4.2%, from $70.2 million in 2016. A $7.1 million decrease in labor costs was partially offset by a $3.2 million increase in bad debt expense, including charges associated with rural health care customers, and a $1.1 million increase in outside services.

Depreciation and Amortization

Depreciation and amortization expense of $36.3 million increased $1.6 million, or 4.7%, in 2017 from $34.7 million in 2016. This increase reflects, in part, broadband equipment (which typically has shorter depreciable lives) comprising a larger proportion of the Company’s assets.

Other Income and Expense

Interest expense of $14.9 million in 2017 compares with $15.4 million in 2016. As discussed below, the Company completed its refinancing transaction in March and April 2017. The cost of borrowing under the 2017 Senior Credit Facility is similar to that of the 2015 Senior Credit Facilities. The $7.5 million loss on extinguishment of debt in 2017 included $5.2 million associated with settlement of the Tender Offer on the Company’s 6.25% Notes in the second quarter and $2.3 million associated with the settlement of the 2015 Senior Credit Facilities in the first quarter. The $0.3 million loss on extinguishment of debt in 2016 was associated with the repurchase of the 6.25% Notes in the principal amount of $10.0 million.

Income Taxes

Income tax expense of $2.6 million in 2017 consisted of a Federal tax benefit of $1.3 million at the statutory rate of 35.0% and a state tax benefit, net of the Federal benefit, of $0.2 million, or 6.1%. The income tax provision also reflected expense $3.9 million associated with the impact of enacted rate changes on existing net deferred tax assets. Excluding discrete items, the Company’s effective tax rate was approximately 36% in 2017. Income tax expense and the effective tax rate in 2016 were $1.5 million and 40.0%, respectively, and consisted of Federal tax of $1.3 million at the statutory rate of 35.0% and state tax, net of the Federal benefit, of $0.2 million, or 6.1%. The income tax provision in 2016 also reflected a $0.3 million net benefit for realization of certain state net operating loss carryforwards upon the filing of the 2015 return, partially offset by the establishment of valuation allowances totaling $0.1 million on net operating loss carryforwards for other states. Excluding these discrete items, the Company’s effective tax rate was approximately 46% in 2016.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of our joint venture with QHL was $129 thousand and $133 thousand in 2017 and 2016, respectively.

Net (Loss) Income Attributable to Alaska Communications

The net loss attributable to Alaska Communications of $6.1 million in 2017 compares with net income of $2.4 million in 2016. The year over year results reflect the revenue and expense items discussed above.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $136.9 million increased $10.4 million, or 8.2%, in 2016 from $126.5 million in 2015. This improvement was primarily driven by an $8.2 million increase from new and existing customers buying or increasing their consumption of bandwidth using our advanced network services such as MPLS, dedicated Internet and Enhanced Metro Ethernet. Although business broadband connections of 15,239 in 2016 declined marginally from 15,340 in 2015, business broadband ARPU drove overall revenue growth and reflects customer demand for increasing amounts of bandwidth. Business broadband ARPU increased to $322.80 in 2016 from $272.37 in 2015, or 18.5%. Wholesale broadband revenue increased $3.5 million and Managed IT services revenue increased $0.9 million year over year. These increases were partially offset by a $2.2 million total decrease in voice and other revenue due primarily to 4,394 fewer business and wholesale voice connections year over year. Business voice ARPU of $23.45 in 2016 increased marginally compared with $23.40 in 2015. While connections and ARPU serve as data points to support the analysis of period-over-period changes in revenue, they are not critical indicators utilized by the Company to manage the Business and Wholesale customer group.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures and scheduled debt service under our 2015 Senior Credit Facilities and 2017 Senior Debt Facility in 2017 through internally generated funds and cash on hand. At December 31, 2017, we had $4.4 million in cash and cash equivalents, $11.8 million in restricted cash, $10.0 million of which was designated for repurchase of our 6.25% Notes, and a $15.0 million undrawn revolving credit facility.

A summary of significant sources and use of funds for the years ended December 31, 2017, 2016 and 2015 is as follows:

(in thousands)	2017	2016	2015
Net cash provided by operating activities	$30,406	$37,206	$13,314
Capital expenditures	$(32,945)	$(30,920)	$(50,914)
Capitalized interest	$(1,140)	$(1,077)	$(1,558)
Change in unsettled capital expenditures	$1,500	$(8,304)	$3,995
Proceeds on wireless sale	$-	$-	$285,160
Proceeds on sale of assets	$40	$2,664	$3,140
Return of capital from equity investment	$-	$-	$1,875
Repayments of long-term debt	$(176,466)	$(13,421)	$(333,961)
Proceeds from the issuance of long-term debt	$183,000	$-	$90,061
Debt issuance costs	$(5,559)	$(544)	$(4,901)
Cash paid for debt extinguishment	$(5,522)	$(150)	$(391)
Interest paid (1)	$14,504	$12,608	$16,101
Income taxes (refunded) paid, net (1)	$(946)	$205	$4,936

(1)	Included in net cash provided by operating activities.

Cash Flows from Operating Activities

Cash provided by operating activities of $30.4 million in 2017 compares with $37.2 million in 2016. The year over year decrease was primarily due to higher accounts receivable in 2017 as described below and higher interest payments, partially offset by payments in 2016 associated with the wind-down of wireless operations.

Cash provided by operating activities of $30.2 million in 2017 reflects net income excluding non-cash items offset by a $12.5 million increase in accounts receivable and other current assets, a $3.6 million decrease in accounts payable and other current liabilities and a $2.1 million increase in materials and supplies. The increase in accounts receivable was largely due to the timing of receipts from certain rural health care customers.

Cash provided by operating activities of $37.2 million in 2016 reflects net income excluding non-cash items offset by a $4.4 million decrease in accounts payable other current liabilities reflecting incentive compensation, interest and Wireless Sale wind-down payments.

Cash provided by operating activities of $13.3 million in 2015 reflected net income excluding non-cash items, a $6.3 million decrease in accounts receivable and other current assets, a $3.8 million increase in deferred revenue, cash payments from AWN representing a return on capital of $3.1 million and a $1.6 million decrease in materials and supplies. These items were partially offset by a $15.4 million reduction in accounts payable and other current liabilities excluding capital items. This decrease included Wireless Sale, interest and incentive compensation payments.

Interest payments, net of cash interest income and including capitalized interest, were $14.5 million, $12.6 million and $16.1 million in 2017, 2016 and 2015, respectively. Through an interest rate swap entered into on June 14, 2017, interest on approximately 50% of the term loan components of our 2017 Senior Credit Facility at December 31, 2017 is substantially fixed at an annual rate of 6.494% for the period December 2017 through June 2019. Our convertible debt has a fixed coupon rate of 6.25% and an outstanding balance of $10.0 million at December 31, 2017.

Cash Flows from Investing Activities

Cash used by investing activities of $32.5 million in 2017 consisted primarily of expenditures on capital (capital expenditures including capitalized interest and net of change in unsettled capital expenditures) totaling $32.6 million. Of $32.9 million incurred in 2017, $19.4 million was success based versus maintenance.

Cash used by investing activities of $37.6 million in 2016 consisted primarily of expenditures on capital totaling $40.3 million including the second $5.5 million payment for the purchase of the Fiber Optic System in 2015. Of $30.9 million incurred in 2016, $15.5 million was success based versus maintenance. Proceeds on the sale of assets included receipt of the second payment of $2.7 million for the fiber strands sold to QHL in 2015.

Cash provided by investing activities of $241.7 million in 2015 included proceeds on the Wireless Sale of $285.2 million. Proceeds from investing activities also included $1.9 million of cash distributions from AWN representing a return of capital and $3.1 million on the sale of assets, primarily associated with the sale of fiber on the North Slope fiber optic network. Total capital spending was $48.5 million, including $5.5 million for purchase of the fiber optic network and $6.7 million associated with spend incurred in a prior period. Of the $50.9 million incurred in 2015, $11.0 million was for the fiber optic network ($5.5 million of which was payable in 2016) and an additional $18.8 million was success based versus maintenance.

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

Cash Flows from Financing Activities

Cash used by financing activities were $4.8 million in 2017. Repayments of long-term debt of $176.5 million included repayment of the outstanding principal of the 2015 Senior Credit Facilities of $86.8 million, settlement of the tender offer on the Company’s 6.25% Notes in the principal amount of $84.0 million, a scheduled principal payment of $1.7 million on the term loan components of our 2017 Senior Credit Facility and repayment of a $3.0 million draw on the revolving credit facility. Proceeds from the issuance of long-term debt of $183.0 million consisted of gross proceeds of $180.0 million from the issuance of the 2017 Senior Credit Facility and a $3.0 million draw on the revolving credit facility. Payment of debt issuance costs and discounts of $5.6 million were associated with the issuance of the 2017 Senior Credit Facility. Cash paid for debt extinguishment of $5.5 million was associated with settlement of the 2015 Senior Credit Facilities and the tender offer on the 6.25% Notes.

Cash used by financing activities of $14.2 million in 2016 consisted primarily of the repurchase of $10.0 million principal amount of our 6.25% Notes for $9.8 million and scheduled principal payments on the First Lien Term Loan of our 2015 Senior Credit facilities totaling $3.0 million.

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

Cash used by financing activities of $249.4 million in 2015 consisted primarily of repayments of long term debt totaling $334.0 million partially offset by proceeds from the issuance of debt totaling $90.1 million. Repayment of long term debt included $240.5 million paid on our 2010 Senior Credit Facility from proceeds on the Wireless Sale and, in connection with our third quarter refinancing activities, repayment of the balance of the 2010 Senior Credit Facility in the amount of $80.4 million and purchase of our 6.25% Notes in the principal amount of $10.0 million. Proceeds from the 2015 Senior Credit Facilities totaling $90.1 million were used in part to repay our 2010 Senior Credit facility and purchase a portion of our 6.25% Notes. We incurred debt issuance costs of $4.9 million primarily associated with the 2015 Senior Credit Facilities and the amendment to our 2010 Senior Credit Facility. We also made a final contingent payment of $0.3 million in connection with our acquisition of TekMate. Cash proceeds from financing activities included a $0.3 million contribution to our joint venture with Quintillion Holdings, LLC by the noncontrolling interest and $0.3 million of proceeds from the issuance of common stock.

The payment of cash dividends is not permitted under the terms of our 2017 Senior Credit Facility until such time that the Company’s net total leverage ratio (as defined in that agreement) is not greater than 2.75 to 1.00.

Liquidity and Capital Resources

Consistent with our history, our current and long-term liquidity could be impacted by a number of challenges, including, but not limited to: (i) potential future reductions in our revenues resulting from governmental and public policy changes, including regulatory actions affecting inter-carrier compensation, changes in revenue from Universal Service Funds, and the significant delay in the Rural Health Care Program funding receipts; (ii) servicing our debt and funding principal payments; (iii) the funding of other obligations, including our pension plans and lease commitments; (iv) competitive pressures in the markets we serve; (v) the capital intensive nature of our industry; (vi) our ability to respond to and fund the rapid technological changes inherent to our industry, including new products; and (vii) our ability to obtain adequate financing to support our business and pursue growth opportunities.

We are responding to these challenges by (i) driving top line growth in broadband service revenues with a focus on business and wholesale customers; (ii) managing our cost structure to deliver consistent Adjusted EBITDA and Adjusted Free Cash flow performance; and (iii) holding capital spending to approximately $35 million annually.

As of December 31, 2017, total long-term obligations outstanding, including current portion, were $191.5 million, consisting of $178.3 million in term loans under our 2017 Senior Credit Facility, $10.0 million of convertible notes, and $3.2 million in capital lease and other obligations. As of December 31, 2017, we had $4.4 million in cash and access to the full amount of the $15.0 million revolving credit facility under our 2017 Senior Credit Facility.

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

2017 Senior Credit Facility

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

The 2017 Senior Credit Facility requires the maintenance of certain financial ratios as defined in the Agreement and summarized below. The Company was in compliance with all relevant financial ratios at December 31, 2017.

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

The actual net total leverage ratio was 3.15 at December 31, 2017.

Fixed Charge Coverage Ratio: The ratio of our (a) Consolidated EBITDA for the consecutive four fiscal quarters ending as of the calculation date to (b) the sum of, for the same period, consolidated interest expense, capital expenditures (with certain exceptions), the current portion of long term debt including capital lease obligations, restricted payments, and cash payments for income taxes. This ratio was calculated at June 30, 2017 using the most recent fiscal quarter multiplied by four; at September 30, 2017 using the most recent two fiscal quarters multiplied by two; and at December 31, 2017 using the most recent three fiscal quarters multiplied by four-thirds. The minimum fixed charge coverage ratio was 1.05 to 1.00 commencing June 30, 2017. The actual fixed charge coverage ratio was 1.20 at December 31, 2017.

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

●     minus (to the extent included in calculating net income) the sum of:

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

The weighted interest rate on the 2017 Senior Credit Facility was 7.02% at December 31, 2017.

As required under the terms of the 2017 Senior Credit Facility and as a component of its cash flow hedging strategy, the Company has entered into interest rate hedges sufficient to effectively fix or limit the interest rate on borrowings under the 2017 Senior Credit Facility of $90.0 million through June 28, 2019.

Other Debt Instruments

The balance of our 6.25% Notes due in 2018 was $10.0 million as of December 31, 2017. Restricted cash in that amount is designated to fund the purchase or repayment at maturity of the 6.25% Notes.

Other Matters

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

As discussed under US Federal Regulatory Matters, on April 10, 2017, USAC confirmed that demand for rural health care support had exceeded the program’s $400 million annual cap in Funding Year 2016, which began July 1, 2016 and ended on June 30, 2017. As a result, USAC announced that applicants that filed successful funding requests between September 1 and November 30, 2016 would receive 92.5 percent of the funding for which they were otherwise eligible. On June 30, 2017, the FCC issued an order to Alaskan health care providers impacted by the Rural Health Care Program pro-ration, allowing customers unable to fund the shortfall to remain in regulatory compliance with the program. We subsequently notified this subset of our customers that, subject to certain terms and conditions, we would suspend collection of the funding shortfall for Funding Year 2016. In the second quarter of 2017, we recorded a charge of $1.1 million to fully reserve the effect of the funding shortfall for Funding Year 2016 on our rural health care customers. Our accounts receivable balance for all rural health care customers, net of amounts reserved, was $8.6 million at December 31, 2017.

Due to the geographic remoteness and the limited availability of staff, telemedicine will be a key facilitator of more timely and advanced medical attention across the state of Alaska and the demand for technology-enabled health care delivery will remain strong. We currently believe that the rural health care market will continue to grow in future years, and will continue to be an important part of our business. On March 15, 2018, USAC announced that demand for rural health care support had exceeded the programs’ annual cap in Funding Year 2017, which began July 1, 2017 and ends on June 30, 2018, and that successful applicants would receive 85% of the funding for which they would otherwise be eligible. The level of approved funding for this program could have an adverse effect on our financial position, results of operations and liquidity. Concurrently, we have significant advocacy efforts underway to increase the funding levels for this program considering that the annual cap on funding has not been revised for nearly 20 years since the program’s inception. As a business matter, we intend to factor this uncertainty into our future planning, while on a tactical basis we will continue to evaluate the potential impact of this funding on our revenues and accounts receivable.

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

Contractual Obligations

Our contractual obligations as of December 31, 2017, are presented in the following table. Generally, long-term liabilities are included in the table based on the year of required payment or an estimate of the year of payment. Such estimates of payment are based on a review of past trends for these items as well as a forecast of future activities. For purpose of this presentation, payment of the remaining principal balance of our 6.25% Notes of $10,044 at December 31, 2017 is assumed to occur at its maturity date in 2018 utilizing, in part, restricted cash designated for this purpose. As described below, certain items were excluded from the following table where the year of payment is unknown and could not be reasonably estimated.

(in thousands)	Total	2018	2019-2020	2021-2022	Thereafter
Long-term debt	$191,548	$17,030	$15,541	$102,750	$56,227
Interest on long-term debt	57,430	13,217	24,461	17,209	2,543
Capital leases	3,154	386	91	150	2,527
Operating leases	44,888	7,371	10,858	8,369	18,290
Unconditional purchase obligations	56,347	8,415	10,992	7,435	29,505
Total contractual cash obligations	$353,367	$46,419	$61,943	$135,913	$109,092

The total pension benefit liability associated with the Alaska Communications Retirement Plan recognized on the consolidated balance sheet as of December 31, 2017 and December 31, 2016 were $3.3 million and $4.4 million, respectively, and is included in “Other long-term liabilities.” Because this liability is impacted by, among other items, plan funding levels, changes in plan demographics and assumptions, and investment return on plans assets, it does not represent expected liquidity needs. Accordingly, we did not include this liability in the “Contractual Obligations” table. We made cash contributions of $0.7 million in 2017 and $0.8 million in 2016. This plan is not fully funded.

We also participate in the AEPF, a multi-employer defined benefit plan, to which we pay a contractual hourly amount based on employee classification or base compensation. We contributed $7.2 million, $7.5 million and $8.0 million to this plan in 2017, 2016 and 2015, respectively. Minimum required future contributions to this plan are subject to the number of employees in each classification and/or base compensation of employees in future years and, therefore, are not included in the “Contractual Obligations” table. This plan is not fully funded.

As of December 31, 2017 and December 31, 2016, the Company had an accumulated asset retirement obligation of $4.1 million and $3.7 million, respectively. This liability was not included in the “Contractual Obligations” table due primarily to the uncertainty as to the timing of future payments.

As of December 31, 2017 and December 31, 2016, the Company had deferred tax liabilities totaling $37.5 million and $53.0 million, exclusive of deferred tax assets. The balance at December 31, 2017 is not included in the “Contractual Obligations” table because the Company believes this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. At December 31, 2017, the Company had Federal and state net operating loss carry forwards of $78.1 million and $55.7 million, respectively, with various expiration dates beginning in 2031 through 2037. At December 31, 2017, the Company had valuation allowances on certain state net operating loss carryforwards totaling $0.2 million. With the exception of these state net operating loss carryforwards, the Company currently expects that all other net operating loss carry forwards will be utilized.

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

Adjusted EBITDA is defined as net (loss) income before interest, loss on extinguishment of debt, depreciation and amortization, gain or loss on asset purchases or disposals including the sale of our wireless operations, earnings from equity method investments, income taxes, Wireless Sale transaction and wind-down related costs, stock-based compensation, pension adjustments, gift of services, net loss attributable to noncontrolling interest and expenses under the Company’s long term cash incentive plan (“LTCI”). LTCI expenses are considered part of an interim compensation structure, which ended in 2016, to mitigate the dilutive impact of additional share issuances for executive compensation. Distributions from AWN are included in Adjusted EBITDA.

Management considers Adjusted Free Cash Flow a non-GAAP liquidity measure and is defined as Adjusted EBITDA, less recurring operating cash requirements which include capital expenditures, net of cash received for a fiber build for a carrier customer, less cash income taxes refunded or paid, cash interest paid, amortization of GCI capacity revenue, and cash receipts and payments associated with the purchase of the North Slope fiber network and establishment of our joint venture with QHL. Amortization of deferred revenue associated with our interconnection agreement with GCI is excluded from Adjusted Free Cash Flow because no cash was received by the Company in connection with this agreement. Amortization of all other deferred revenue, including that associated with other IRU capacity arrangements, is included in Adjusted Free Cash Flow because cash was received by the Company, typically at contract inception, and is being amortized to revenue over the term of the relevant agreement. Amortization of deferred revenue included in our operating revenues for the years ended December 31, 2017, 2016 and 2015, were as follows:

	2017	2016	2015

GCI capacity revenue	$2,072	$2,082	$2,169

Other deferred capacity revenue	1,440	1,354	842

Total deferred capacity revenue	3,512	3,436	3,011

Other deferred revenue	3,066	3,574	2,816

Total	$6,578	$7,010	$5,827

The Company does not provide reconciliations of guidance for Adjusted EBITDA to Net Income, and Adjusted Free Cash Flow to Net Cash Provided by Operating Activities, in reliance on the unreasonable efforts exception provided under Item 10(e)(1)(i)(B) of Regulation S-K. The Company does not forecast certain items required to develop the comparable GAAP financial measures. These items are realized and unrealized gains and losses on effective and ineffective hedges, charges and benefits for uncollectible accounts, certain other non-cash expenses, unusual items typically excluded from Adjusted EBITDA and Adjusted Free Cash Flow, and changes in operating assets and liabilities (generally the most significant of these items, representing cash outflows of $15.3 million, $6.1 million and $3.9 million in the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following tables provide the computation of Adjusted EBITDA and reconciliation to Net (Loss) Income, and the computation of Adjusted Free Cash Flow and reconciliation to Net Cash Provided by Operating Activities for the years ended December 31, 2017, 2016 and 2015:

Adjusted EBITDA
	2017	2016	2015

Net (loss) income	$(6,230)	$2,253	$12,885
Add (subtract):
Interest expense	14,860	15,447	19,841
Loss on extinguishment of debt	7,527	336	4,878
Interest income	(34)	(26)	(58)
Depreciation and amortization	36,317	34,690	33,867
Loss (gain) on the disposal of assets, net	50	321	(46,252)
Earnings from equity method investments	-	-	(3,056)
AWN distributions received/receivable, net	-	-	765
Income tax expense	2,584	1,499	10,200
Stock-based compensation	1,509	2,830	2,008
Long-term cash incentives	-	764	1,781
Pension adjustment	-	-	134
Gift of services	-	-	(388)
Net loss attributable to noncontrolling interest	129	133	69
Wireless sale transaction-related and wind down costs	-	-	13,272
Adjusted EBITDA	$56,712	$58,247	$49,946

Reconciliation of Net Cash Provided by Operating Activities to Adjusted
Free Cash Flow and Computation of Adjusted Free Cash Flow

	2017	2016	2015
Net cash provided by operating activities	$30,406	$37,206	$13,314
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow:
Capital expenditures excluding acquisition price of North Slope fiber network	(32,945)	(30,920)	(39,914)
Milestone billings for fiber build project for a carrier customer	-	-	7,000
Purchase of North Slope fiber network:
Acquisition price	-	-	(11,000)
(Paid) less: 50% due in 2016	-	(5,500)	5,500
Proceeds on sale of fiber to joint venture partner	-	2,650	2,650
Other cash proceeds	-	-	400
Amortization of deferred capacity revenue	3,512	3,436	3,011
Amortization of GCI capacity revenue	(2,072)	(2,082)	(2,169)
Amortization of debt issuance costs and debt discount	(2,363)	(4,046)	(4,114)
Interest expense	14,860	15,447	19,841
Interest paid	(14,504)	(12,608)	(16,101)
Interest income	(34)	(26)	(58)
Unrealized gain on ineffective hedge	-	-	737
Amortization of ineffective hedge	-	-	(1,970)
Income tax expense	2,584	1,499	10,200
Income taxes payable	8,052	514	351
Income taxes refunded (paid), net	946	(205)	(4,936)
Deferred income tax expense	(11,582)	(1,855)	(4,883)
Tax deficiencies (benefits) from share-based payments	-	47	(733)
Charge for uncollectible accounts	(3,577)	(378)	(1,258)
Cash distribution from equity method investments	-	-	(3,056)
Long-term cash incentives	-	764	1,781
Pension adjustment	-	-	134
Gift of services	-	-	(388)
Net loss attributable to noncontrolling interest	129	133	69
Wireless sale transaction-related and wind down costs	-	-	13,272
AWN distributions received/receivable, net	-	-	765
Other non-cash expense, net	(575)	(621)	(934)
Changes in operating assets and liabilities	15,300	6,127	3,865
Adjusted free cash flow	$8,137	$9,582	$(8,624)

Adjusted EBITDA	$56,712	$58,247	$49,946
Less:
Capital expenditures excluding acquisition price of North Slope fiber network	(32,945)	(30,920)	(39,914)
Milestone billings for fiber build project for a carrier customer	-	-	7,000
Net capital expenditures	(32,945)	(30,920)	(32,914)

Purchase of North Slope fiber network
Acquisition price	-	-	(11,000)
(Paid) less: 50% due in 2016	-	(5,500)	5,500
Proceeds on sale of fiber to joint venture partner	-	2,650	2,650
Less: other cash proceeds	-	-	400
Net North Slope purchase	-	(2,850)	(2,450)

Amortization of GCI capacity revenue	(2,072)	(2,082)	(2,169)
Income taxes refunded (paid), net	946	(205)	(4,936)
Interest paid	(14,504)	(12,608)	(16,101)

Adjusted free cash flow	$8,137	$9,582	$(8,624)

OUTLOOK

Operating Results, Liquidity and Capital Resources

We expect to see continued strength in business and wholesale revenues, led by broadband revenue and managed IT services, focused on the larger enterprise and carrier customer segments. These revenue increases are driven by continued demand for broadband as businesses migrate their IT infrastructure to the cloud, deployment of small cell networks, expansion into managed IT services and continued gain in market share. We expect continued pressure within the health care segment driven by pressures from the RHC program, while we expect to see solid performance from our carrier and federal customers as well as opportunities in markets enabled by the Quintillion networks. Driven by our network investments in fiber fed wifi and fixed wireless, we expect to become more competitive serving small business and residential customers, while we focus on improving profitability by enhancing our online and self-serve capabilities.

Additionally, we are focused on implementing the CAF II program and expect to meet our obligations for 2018 by providing broadband to 30% of our target locations, or about 9,200 locations by the end of the year, while also completing the detailed engineering design for the entire program by October 2018.

We also expect continued attention by our Board of Directors on the evaluation of value creating strategic opportunities that address our scale and geographic concentration issues. While we intend to seek a mutually acceptable settlement, we have expended and expect to expend resources addressing the activist shareholder situation.

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

The Company enters into contracts with its rural health care customers. Customers are billed, and revenue is recognized, for services as provided when it is determined that the selling price is fixed or determinable and collectability is reasonably assured. Payment for the services is made, in part, by the customer. The Company also receives funding support for these services through the FCC rural health care universal service support mechanism. Revenues associated with services provided to the Company's rural health care customers in the third and fourth quarters of 2017 were recognized based on the amounts that were determinable and for which collectability is reasonably assured. Such amounts were estimated based on recent historical demand and funding approval levels. In the event approved funding varies from the estimated approval level, the associated accounts receivable will be adjusted accordingly. The Company recorded revenue associated with the rural health care program for Funding Year 2017 of $8,157 in 2017. At December 31, 2017, the Company’s accounts receivable, net, associated with its rural health care customers totaled $8,580.

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted

In the first quarter of 2017, the Company adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The relevant provisions of ASU 2016-09 and the effect of adoption on the Company’s financial statements and related disclosures are summarized as follows: (i) The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The Company adopted these provisions on a modified retrospective basis. Excess tax benefits and tax deficiencies are included in the income tax provision beginning in the first quarter of 2017. A cumulative-effect adjustment was recorded in the first quarter of 2017 to reclassify $1,441 from additional paid in capital to retained earnings for excess tax benefits and deficiencies recorded to additional paid in capital prior to 2017; (ii) Excess tax benefits and tax deficiencies should be classified as an operating activity in the statement of cash flows. The Company adopted this provision on a retrospective basis. Tax deficiencies from share-based payments of $47 in 2016 and tax benefits of $733 in 2015 classified as financing activities on the statement of cash flows in 2016 and 2015 were reclassified to operating activities. See the consolidated statement of cash flows; (iii) An entity may make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. Prior to 2017, the Company’s stock-based compensation expense reflected an estimate of the number of awards that were expected to vest, including an estimate of forfeitures. Effective in the first quarter 2017, the Company elected to account for forfeitures when they occur. This provision was adopted on a modified retrospective basis, and a cumulative-effect adjustment was recorded in the first quarter of 2017 to reclassify $163 from additional paid in capital to retained earnings for the effect of this accounting change on periods prior to 2017. Retained earnings was charged $96 net of the income tax effect of $67; (iv) The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates. The Company has historically withheld taxes at the minimum statutory rate. Adoption of this provision is not expected to have a material effect on the Company’s financial statements; and (v) Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. This classification is consistent with the Company’s historical practice. See the consolidated statement of stockholders’ equity, Note 15, “Income Taxes” and Note 16 “Stock Incentive Plans” for additional information.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and was adopted by the Company effective in the first quarter of 2017 on a retrospective basis as permitted. The net change in restricted cash of $93 and $1,357 previously reported as a cash outflows from investing activities in 2016 and 2015, respectively, was eliminated from the statement of cash flows as a result of the adoption of ASU 2016-18.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 allows for the reclassification of the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and was adopted by the Company in the fourth quarter of 2017 as permitted. Upon adoption, the Company reclassified $425 from accumulated other comprehensive loss to accumulated deficit associated with certain stranded tax effects related to defined benefit pension plans and interest rate swaps remaining in accumulated other comprehensive loss.

Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 and subsequent updates require that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is to be applied on a full retrospective basis or modified retrospective basis. The Company has completed its assessment of ASU 2014-09 and subsequent updates. This assessment included determining the effect of the new standard on the Company’s financial statements, accounting systems, business processes, and internal controls. Based on this assessment, the Company does not expect adoption to have a material effect on its consolidated revenues. Adoption of the new standard will result in the deferral of certain costs incurred to obtain contracts, including sales commissions, which are currently expensed as incurred. Such deferred costs will be amortized over the period that the associated revenue is recognized. Adoption of ASU 2014-09 will also require enhanced financial statement disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company is finalizing its implementation of the new standard, which requires changes to the Company’s accounting systems and business processes. The Company will adopt ASU 2014-09 effective January 1, 2018 on a modified retrospective basis.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). The amendments in ASU 2017-07 require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit costs, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. ASU 2017-07 also requires that only the service cost component is eligible for capitalization when applicable. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017. The Company does not currently expect that adoption of ASU 2017-07 will have a material effect on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting” (“ASU 2017-09”). The amendments in ASU 2017-09 are intended to provide clarity, and reduce diversity in practice and the cost and complexity of applying the guidance in Topic 718. The primary provision of ASU 2017-09 is to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a change as a modification unless all the following conditions are met: (i) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (ii) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (iii) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The amendments in this update should be applied prospectively to awards modified on or after the adoption date. The effect of the adoption of ASU 2017-09 on the Company’s financial statements and related disclosures will be dependent on the frequency and types of changes made to its share-based payment awards.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is associated with changes in interest rates. The interest rates and cash interest payments were substantially fixed on approximately $100.5 million, or 53%, of our total borrowings of $188.9 million, as of December 31, 2017. Our 6.25% Notes have a fixed coupon rate. The $120.0 million Term A-1 Facility of our 2017 Senior Credit Facility bears interest of LIBOR plus 5.0% with a LIBOR floor of 1.0% and the $60.0 million term A-2 Facility bears interest of LIBOR plus 7.0% with a LIBOR floor of 1.0% as of December 31, 2017.

We manage a portion of our exposure to fluctuations in LIBOR and the resulting impact on interest expense and cash interest payments on our 2017 Senior Credit Facility through the utilization of pay-fixed, receive-floating interest rate swaps designated as a cash flow hedge. As of Decmeber 31, 2017, interest expense on $90.0 million, or approximately 50%, of the amount outstanding under the 2017 Senior Senior Credit Facility was hedged. A hypothetical 100 basis point increase in LIBOR over the floor of 1.0% during the next twelve months would result in an approximately $0.9 million increase in interest expense and cash interest payments associated with the unhedged portion of the 2017 Senior Credit Facility. Under the terms of the 2017 Senior Credit Facility, the Company is required to hedge the variable rate interest payments on a minimum of $90.0 million principal borrowed under the Agreement for a weighted average life of at least two years.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Principal Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

Based on our evaluation using the Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our independent registered public accounting firm has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, and its report is included in “Item 8, Financial Statements and Supplementary Data” of the Annual Report on Form 10-K.

c.	Changes in Internal Control over Financial Reporting.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the fourth quarter of 2017 and have concluded that there were no changes to our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated into this Form 10-K by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information on compensation of our directors and executive officers is incorporated into this Form 10-K by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (2) (excluding securities reflected in column (a))
Equity Compensation Plans	(a)	(b)	(c)

Approved by security holders:
Restricted stock	3,022,430	$-	1,035,414

(1)	Outstanding rights consist of stock units without any exercise price.
(2)

As of December 31, 2017, the number of shares remaining for issuance under equity compensation plans included 539,210 shares under the 2011 Plan and 496,204 under the Company’s 2012 Employee Stock Purchas Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to such contractual relationships is incorporated into this Form 10-K by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

Information on our audit committee’s pre-approval policy for audit services and information on our principal accounting fees and services is incorporated into this Form 10-K by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders.

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

Exhibit 2.1 to Form 8-K (filed October 2, 2012)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Exhibit 3.1 to Form S-1/A File No. 333-888753 (filed November 17,1999)

3.2	Amended and Restated By-Laws of Alaska Communications Systems Group, Inc.	Exhibit 3.1 to Form 8-K (filed December 22, 2017)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Alaska Communications Systems Group, Inc.	Exhibit 3.1 to Form 8-K (filed January 9, 2018)

4.1	Specimen of Common Stock Certificate.	Exhibit 4.1 to Form S-1/A File No. 333-888753 (filed November 17, 1999)

4.2

Indenture, dated as of May 10, 2011, by and among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, with respect to 6.25% Convertible Notes due 2018.

Exhibit 4.1 to Form 8-K (filed May 11, 2011)

4.3	Section 382 Tax Benefits Preservation Plan, dated as of January 8, 2018 by and between Alaska Communications Systems Group, Inc. and Computershare Trust Company, N.A., as Rights Agent.	Exhibit 4.1 to Form 8-K (filed January 9, 2018)

10.1*	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit 10.8 to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.2*	Form of Restricted Stock Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan.	Exhibit 10.1 to Form 10-Q (filed August 3, 2007)

10.3*	Form of Performance Share Unit Agreement.	Exhibit 99.1 to Form 8-K/A (filed June 12, 2008)

10.4*	Amendment to Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit 10.5 to Form 10-K (filed March 9, 2010)

10.5*	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit 10.9 to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.6*	Amendment to Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit 10.7 to Form 10-K (filed March 9, 2010)

10.7*	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit 10.10 to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.8*	Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan.	Appendix A to Schedule 14A (filed April 25, 2012)

10.9*	Amendment to Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit 10.9 to Form 10-K (filed March 9, 2010)

10.10	Collective Bargaining Agreement, effective January 1, 2018, between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union No. 1547.	Exhibit 10.1 to Form 8-K (filed March 5, 2018)

10.11	Confirmations of Convertible Bond Hedges by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.2 to Form 8-K (filed April 14, 2008)

10.12	Confirmations of Warrant Transactions by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.3 to Form 8-K (filed April 14, 2008)

10.13

Credit Agreement, dated as of October 21, 2010, by and among Alaska Communications Systems Holdings, Inc., as Borrower, Alaska Communications Systems Group, Inc, as Parent, several banks and other financial institutions or entities, as lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent.

Exhibit 10.1 to Form 8-K (filed October 26, 2010)

10.14

First Amendment to Credit Agreement, dated as of November 1, 2012, by and among Alaska Communications Systems Holdings, Inc., as Borrower, Alaska Communications Systems Group, Inc., as Parent, the lenders, and JPMorgan Chase Bank, N.A. as Administrative Agent.

Exhibit 10.4 to Form 10-Q (filed November 5, 2012)

10.15	Purchase Agreement, dated May 4, 2011, by and among the Company, the Guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers name therein.	Exhibit 10.1 to Form 8-K (filed May 11, 2011)

10.16*	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan Restricted Stock Unit Agreement.	Exhibit 10.1 to Form 8-K (filed July 8, 2011)

10.17*	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan Performance Stock Unit Agreement.	Exhibit 10.2 to Form 8-K (filed July 8, 2011)

10.18*	Alaska Communications Systems Group, Inc. Post-Employment Stock Incentive Award Vesting Policy.	Exhibit 10.3 to Form 8-K (filed July 8, 2011)

10.19*	Employment Arrangement between the Company and Leonard Steinberg.	Exhibit 10.1 to Form 8-K (filed January 26, 2012)

10.20*	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to Leonard Steinberg dated February 12, 2013.	Exhibit 10.31 to Form 10-K (filed March 1, 2013)

10.21*	The Alaska Communications Systems Group, Inc. Amended and Restated 2011 Incentive Award Plan.	Exhibit 99.1 to Form S-8 File No. 333-199923 (Filed Nov 6, 2014)

10.22

The Second Amendment Agreement, dated December 23, 2014, to Credit Agreement, dated as of October 21, 2010 (as amended by the First Amendment Agreement to Credit Agreement, dated as of November 1, 2012) dated February 6, 2015.

Exhibit 10.2 to Form 8-K (filed March 5, 2015)

10.23	Purchase and Sale Agreement, dated December 4, 2014, by and between ACS, GCI, ACS Wireless, GCI Wireless, and AWN.	Exhibit 10.1 to Form 8-K (filed March 5, 2015)

10.24*	Employment Agreement between Alaska Communications Systems Group, Inc. and Anand Vadapalli entered into on August 5, 2015.	Exhibit 10.1 to Form 8-K (filed August 7, 2015)

10.25*	Employment arrangement between Alaska Communications Systems Group, Inc. and Laurie Butcher.	Exhibit 10.1 to Form 8-K (filed November 5, 2015)

10.26*	The Alaska Communications Systems Group, Inc. 2015 Officer Severance Policy.	Exhibit 10.2 to Form 8-K (filed November 5, 2015)

10.27

Credit Agreement, dated as of September 14, 2015, by and among Alaska Communications Systems Holdings, Inc. as the Borrower, and CoBank, ACB, as Administrative Agent, and ING Capital LLC, as Syndication Agent, the lenders.

Exhibit 10.1 to Form 8-K (filed November 5, 2015)

10.28

Second Lien Credit Agreement, dated as of September 14, 2015, by and among Alaska Communications Systems Holdings, Inc. as the Borrower, and Crystal Financial LLC, as Administrative Agent and the lender.

Exhibit 10.2 to Form 8-K (filed November 5, 2015)

10.29*	2015 Alaska Communications Systems Group, Inc. Non-Employee Director Compensation and Reimbursement Policy.	Exhibit 10.1 to Form 10-Q (filed May 9, 2016)

10.30

Credit Agreement, dated as of March 13, 2017, by and among Alaska Communications, as the borrower, the Company and certain of its direct and indirect subsidiaries, as guarantors, ING Capital LLC, as administrative agent, and the lenders party thereto.

Exhibit 10.1 to Form 8-K (filed March 15, 2017)

10.31*	Compensation Letter from Alaska Communications Systems Group, Inc. to Randy Ritter dated April 3, 2017.	Exhibit 10.1 to Form 8-K (filed April 17, 2017)

10.32*	Compensation Letter from Alaska Communications Systems Group, Inc. to William Bishop dated April 3, 2017.	Exhibit 10.2 to Form 8-K (filed April 17, 2017)

10.33*	First Amendment to Employment Agreement between Anand Vadapalli and Alaska Communications Systems Group, Inc. entered into on August 5, 2015.	Exhibit 10.1 to Form 8-K (filed October 6, 2017)

10.34*	Form of Director’s and Officer’s Indemnification Agreement	Exhibit 10.1 to Form 8-K (filed December 22, 2017)

16.1	Letter from KPMG LLP to the Securities and Exchange Commission dated April 4, 2016.	Exhibit 16.1 to Form 8-K (filed April 5, 2016)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Moss Adams LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.	Filed herewith

23.2	Consent of KPMG LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.	Filed herewith

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date: March 16, 2018     Alaska Communications Systems Group, Inc.

By:	/s/ Anand Vadapalli

Anand Vadapalli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anand Vadapalli Anand Vadapalli	President and Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2018

/s/ Laurie Butcher Laurie Butcher	Senior Vice President of Finance (Principal Financial and Accounting Officer)	March 16, 2018

/s/ Edward J. Hayes, Jr. Edward J. Hayes, Jr.	Chairman of the Board of Directors	March 16, 2018

/s/ Margaret L. Brown Margaret L. Brown	Director	March 16, 2018

/s/ David W. Karp David W. Karp	Director	March 16, 2018

/s/ Peter D. Ley Peter D. Ley	Director	March 16, 2018

/s/ Brian A. Ross Brian A. Ross	Director	March 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Alaska Communications Systems Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alaska Communications Systems Group, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Spokane, Washington

March 16, 2018

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Alaska Communications Systems Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Alaska Communications Systems Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 16, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Moss Adams LLP

Spokane, Washington

March 16, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alaska Communications Systems Group, Inc.:

We have audited the accompanying consolidated statements of comprehensive (loss) income, stockholders’ equity (deficit), and cash flows of Alaska Communications Systems Group, Inc. and subsidiaries for the year ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Alaska Communications Systems Group, Inc. and subsidiaries for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

Anchorage, Alaska
March 28, 2016

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Balance Sheets

December 31, 2017 and 2016

(In Thousands, Except Per Share Amounts)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$4,354	$21,228
Restricted cash	11,814	1,917
Accounts receivable, net	32,535	25,062
Materials and supplies	7,046	4,917
Prepayments and other current assets	6,115	5,995
Total current assets	61,864	59,119

Property, plant and equipment	1,357,929	1,349,899
Less: accumulated depreciation and amortization	(991,816)	(983,050)
Property, plant and equipment, net	366,113	366,849

Deferred income taxes	3,394	14,718
Other assets	11,415	1,674
Total assets	$442,786	$442,360

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term obligations	$17,030	$1,973
Accounts payable, accrued and other current liabilities	36,148	38,180
Advance billings and customer deposits	4,213	4,167
Total current liabilities	57,391	44,320

Long-term obligations, net of current portion	168,959	177,626
Deferred income taxes	596	-
Other long-term liabilities, net of current portion	61,330	61,538
Total liabilities	288,276	283,484
Commitments and contingencies
Alaska Communications stockholders' equity:
Common stock, $0.01 par value; 145,000 authorized; 52,526 and 51,477 issued and outstanding at December 31, 2017 and 2016, respectively	525	515
Additional paid in capital	158,969	159,474
(Accumulated deficit) retained earnings	(3,579)	752
Accumulated other comprehensive loss	(2,396)	(2,910)
Total Alaska Communications stockholders' equity	153,519	157,831
Noncontrolling interest	991	1,045
Total stockholders' equity	154,510	158,876
Total liabilities and stockholders' equity	$442,786	$442,360

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Comprehensive (Loss) Income

Years Ended December 31, 2017, 2016 and 2015

(In Thousands, Except Per Share Amounts)

	2017	2016	2015
Operating revenues:
Operating revenues, non-affiliates	$226,905	$226,866	$232,242
Operating revenues, affiliates	-	-	575
Total operating revenues	226,905	226,866	232,817

Operating expenses:
Cost of services and sales (excluding depreciation and amortization), non-affiliates	104,604	102,137	107,162
Cost of services and sales (excluding depreciation and amortization), affiliates	-	-	4,961
Selling, general and administrative	67,227	70,209	88,389
Depreciation and amortization	36,317	34,690	33,867
Loss (gain) on disposal of assets, net	50	321	(46,252)
Earnings from equity method investments	-	-	(3,056)
Total operating expenses	208,198	207,357	185,071

Operating income	18,707	19,509	47,746

Other income and (expense):
Interest expense	(14,860)	(15,447)	(19,841)
Loss on extinguishment of debt	(7,527)	(336)	(4,878)
Interest income	34	26	58
Total other income and (expense)	(22,353)	(15,757)	(24,661)

(Loss) income before income tax expense	(3,646)	3,752	23,085

Income tax expense	(2,584)	(1,499)	(10,200)

Net (loss) income	(6,230)	2,253	12,885

Less net loss attributable to noncontrolling interest	(129)	(133)	(69)

Net (loss) income attributable to Alaska Communications	(6,101)	2,386	12,954

Other comprehensive income (loss):
Minimum pension liability adjustment	404	(294)	(7)
Income tax effect	(167)	118	3
Amortization of defined benefit plan loss	615	662	936
Income tax effect	(252)	(272)	(382)
Interest rate swap marked to fair value	471	(170)	600
Income tax effect	(193)	70	(245)
Reclassification of loss on interest rate swaps	104	106	1,970
Income tax effect	(43)	(44)	(810)
Total other comprehensive income	939	176	2,065

Total comprehensive (loss) income attributable to Alaska Communications	(5,162)	2,562	15,019

Net loss attributable to noncontrolling interest	(129)	(133)	(69)
Total other comprehensive income attributable to noncontrolling interest	-	-	-
Total comprehensive loss attributable to noncontrolling interest	(129)	(133)	(69)
Total comprehensive (loss) income	$(5,291)	$2,429	$14,950

Net (loss) income per share attributable to Alaska Communications:
Basic	$(0.12)	$0.05	$0.26
Diluted	$(0.12)	$0.05	$0.25
Weighted average shares outstanding:
Basic	52,232	51,169	50,247
Diluted	52,232	52,188	51,368

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2017, 2016 and 2015

(In Thousands, Except Per Share Amounts)

	Alaska Communications Stockholders' Equity
				Retained	Accumulated
		Common	Additional Paid	Earnings (Accumulated	Other Comprehensive	Noncontrolling	Stockholders'
	Shares	Stock	in Capital	Deficit)	Income (Loss)	Interest	Equity (Deficit)

Balance at December 31, 2014	49,660	$497	$154,368	$(14,588)	$(5,151)	$-	$135,126

Total comprehensive income (loss)	-	-	-	12,954	2,065	(69)	14,950

Stock compensation	-	-	2,008	-	-	-	2,008

Excess tax benefit from share-based payments	-	-	733	-	-	-	733

Surrender of shares to cover minimum withholding taxes on stock-based compensation	-	-	(408)	-	-	-	(408)

Issuance of common stock, pursuant to stock plans, $.01 par	870	8	270	-	-	-	278

Contributions from noncontrolling interest	-	-	-	-	-	1,172	1,172

Balance at December 31, 2015	50,530	505	156,971	(1,634)	(3,086)	1,103	153,859

Total comprehensive income (loss)	-	-	-	2,386	176	(133)	2,429

Stock compensation	-	-	2,830	-	-	-	2,830

Extinguishment of convertible note options	-	-	(61)	-	-	-	(61)

Excess tax expense from share-based payments	-	-	(47)	-	-	-	(47)

Surrender of shares to cover minimum withholding taxes on stock-based compensation	-	-	(476)	-	-	-	(476)

Issuance of common stock, pursuant to stock plans, $.01 par	947	10	257	-	-	-	267

Contributions from noncontrolling interest	-	-	-	-	-	75	75

Balance at December 31, 2016	51,477	515	159,474	752	(2,910)	1,045	158,876

Total comprehensive (loss) income	-	-	-	(6,101)	939	(129)	(5,291)

Cumulative effect of new accounting principles adopted	-	-	(1,278)	1,345	-	-	67

Reclassification of certain deferred income tax effects	-	-	-	425	(425)	-	-

Stock compensation	-	-	1,509	-	-	-	1,509

Extinguishment of convertible note options	-	-	(360)	-	-	-	(360)

Surrender of shares to cover minimum withholding taxes on stock-based compensation	-	-	(605)	-	-	-	(605)

Issuance of common stock, pursuant to stock plans, $.01 par	1,049	10	229	-	-	-	239

Contributions from noncontrolling interest	-	-	-	-	-	75	75

Balance at December 31, 2017	52,526	$525	$158,969	$(3,579)	$(2,396)	$991	$154,510

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands)

	2017	2016	2015
Cash Flows from Operating Activities:
Net (loss) income	$(6,230)	$2,253	$12,885
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	36,317	34,690	33,867
Gain on wireless sale	-	-	(48,232)
Loss on the disposal of assets	50	321	1,980
Gain on ineffective hedge adjustment	-	-	(737)
Amortization of debt issuance costs and debt discount	2,363	4,046	4,114
Amortization of ineffective hedge	-	-	1,970
Loss on extinguishment of debt	7,527	336	4,878
Amortization of deferred capacity revenue	(3,512)	(3,436)	(3,011)
Stock-based compensation	1,509	2,830	2,008
Deferred income tax	11,582	1,855	4,883
Tax (deficiencies) benefits from share-based payments	-	(47)	733
Charge for uncollectible accounts	3,577	378	1,258
Cash distribution from equity method investments	-	-	3,056
Earnings from equity method investments	-	-	(3,056)
Other non-cash expense, net	575	621	934
Change in income tax payable or receivable	(8,052)	(514)	(351)
Changes in operating assets and liabilities	(15,300)	(6,127)	(3,865)
Net cash provided by operating activities	30,406	37,206	13,314
Cash Flows from Investing Activities:
Capital expenditures	(32,945)	(30,920)	(50,914)
Capitalized interest	(1,140)	(1,077)	(1,558)
Change in unsettled capital expenditures	1,500	(8,304)	3,995
Proceeds on wireless sale	-	-	285,160
Proceeds on sale of assets	40	2,664	3,140
Return of capital from equity investment	-	-	1,875
Net cash (used) provided by investing activities	(32,545)	(37,637)	241,698
Cash Flows from Financing Activities:
Repayments of long-term debt	(176,466)	(13,421)	(333,961)
Proceeds from the issuance of long-term debt	183,000	-	90,061
Debt issuance costs	(5,559)	(544)	(4,901)
Cash paid for debt extinguishment	(5,522)	(150)	(391)
Cash paid in acquisition of business	-	-	(291)
Cash proceeds from noncontrolling interest	75	75	250
Payment of withholding taxes on stock-based compensation	(605)	(476)	(408)
Proceeds from the issuance of common stock	239	267	278
Net cash used by financing activities	(4,838)	(14,249)	(249,363)
Change in cash and cash equivalents and restricted cash	(6,977)	(14,680)	5,649
Cash and cash equivalents and restricted cash, beginning of period	23,145	37,825	32,176
Cash and cash equivalents and restricted cash, end of period	$16,168	$23,145	$37,825
Supplemental Cash Flow Data:
Interest paid	$14,504	$12,608	$16,101
Income taxes (refunded) paid, net	$(946)	$205	$4,936

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

1.	DESCRIPTION OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Alaska Communications Systems Group, Inc. (“we”, “our “, “us”, the "Company" and “Alaska Communications”), a Delaware corporation, through its operating subsidiaries, provides broadband telecommunication and managed information technology (“IT”) services to customers in the State of Alaska and beyond using its statewide and interstate telecommunications network.

The accompanying consolidated financial statements are as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015. They represent the consolidated financial position, results of operations and cash flows of Alaska Communications and the following wholly-owned subsidiaries:

•	Alaska Communications Systems Holdings, Inc. ("ACS Holdings")	•	Crest Communications Corporation
•	ACS of Alaska, LLC (“ACSAK”)	•	WCI Cable, Inc.
•	ACS of the Northland, LLC (“ACSN”)	•	WCI Hillsboro, LLC
•	ACS of Fairbanks, LLC (“ACSF”)	•	Alaska Northstar Communications, LLC
•	ACS of Anchorage, LLC (“ACSA”)	•	WCI Lightpoint, LLC
•	ACS Wireless, Inc. ("ACSW")	•	WorldNet Communications, Inc.
•	ACS Long Distance, LLC	•	Alaska Fiber Star, LLC
•	Alaska Communications Internet, LLC ("ACSI")	•	TekMate, LLC ("TekMate")
•	ACS Messaging, Inc.
•	ACS Cable Systems, LLC (“ACSC”)

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

Basis of Presentation

The consolidated financial statements and notes include all accounts and subsidiaries of the Company in which it maintains a controlling financial interest. Intercompany accounts and transactions have been eliminated. Investments in entities where the Company is able to exercise significant influence, but not control, are accounted for by the equity method. For transactions with entities accounted for under the equity method, any intercompany profits on amounts still remaining are eliminated. Amounts originating from any deferral of intercompany profits are recorded within either the Company’s investment account or the account balance to which the transaction specifically relates (e.g., construction of fixed assets). Only upon settlement of the intercompany transaction with a third party is the deferral of the intercompany profit recognized by the Company. The Company consolidates the financial results of the AQ-JV based on its determination that, for accounting purposes, it holds a controlling financial interest in the joint venture and is the primary beneficiary of this variable interest entity. The Company has accounted for and reported QHL’s 50% ownership interest in the joint venture as a noncontrolling interest. See Note 3 “Joint Venture” for additional information. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

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

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company generally considers all highly liquid investments with a maturity at acquisition of three months or less to be cash equivalents.

Restricted Cash

Restricted cash of $11,814 at December 31, 2017 consists of $10,044 to fund the purchase or settlement at maturity of the Company’s 6.25% Notes, certificates of deposits totaling $1,734 required under the terms of certain contracts to which the Company is a party and other restricted cash of $36. When the restrictions are lifted, the Company will transfer these funds into its operating accounts.

Trade Accounts Receivable and Bad Debt Reserves

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company does not have any off-balance sheet credit exposure related to its customers. The Company evaluates its bad debt as a single portfolio since most of its subsidiaries primarily operate within Alaska and are subject to the same economic and risk conditions across industry segments and geographic locations. Bad debt reserves against uncollectible receivables are established and incurred during the period. These estimates are derived through an analysis of account aging profiles and a review of historical recovery experience. Receivables are charged off against the allowance when management confirms it is probable amounts will not be collected. Subsequent recoveries, if any, are credited to the allowance. The Company records bad debt expense as a component of “Selling, general and administrative expense” in the Consolidated Statements of Comprehensive (Loss) Income.

Materials and Supplies

Materials and supplies are carried in inventory at the lower of moving average cost or net realizable value. Cash flows related to the sale of inventory are included in operating activities in the Company’s Consolidated Statements of Cash Flows.

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

●

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

●

Contract termination costs were accrued for retail store leases and a software contract where we incurred a charge to terminate the contract prior to their stated maturity. These costs were measured equal to the actual cost to terminate the contract and were recognized at the date the contract was terminated.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

●	For retail store leases that were vacated, the costs were measured equal to the fair value of the remaining lease payments and recognized when the Company had ceased to use the property.
●	Other associated costs that met the criteria of an exit activity were accrued when incurred.

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

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Non-operating Assets

The Company periodically evaluates the fair value of its non-current investments and other non-operating assets against their carrying value, or whenever market conditions indicate a potential change in that fair value. Any changes relating to declines in the fair value of non-operating assets are charged to non-operating expense in the Consolidated Statements of Comprehensive (Loss) Income.

Variable Interest Entities

The Company’s ownership interest in AQ-JV, LLC is a variable interest entity as defined in ASC 810, “Consolidation.” The Company consolidates the financial results of this entity based on its determination that, for accounting purposes, it holds a controlling financial interest in, and is the primary beneficiary of, the entity. The Company has accounted for and reported the interest of this entity’s other owner as a noncontrolling interest. See Note 3 “Joint Venture” for additional information.

Equity Method of Accounting

Investments in entities where the Company is able to exercise significant influence, but not control, are accounted for by the equity method. Under this method, equity investments are carried at acquisition cost, increased by the Company’s proportionate share of the investee’s comprehensive income, and decreased by the investee’s comprehensive losses up to our proportional ownership interest and cash distributions. The Company evaluates its investments in equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. At December 31, 2017 and 2016, the Company had no equity method investments.

Deferred Capacity Revenue

Deferred capacity liabilities are established for usage rights on the Company’s network provided to third parties. They are established at fair value and amortized to revenue on a straight-line basis over the contractual life of the relevant contract. These liabilities include a deferred capacity revenue liability for future services to be provided to General Communications, Inc. (“GCI”) which is amortized over the contract life of up to 30 years.

Long-lived Asset Impairment

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company will compare the undiscounted cash flows expected to be generated by that asset to its carrying amount. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals. Impairment is displayed under the caption “Operating expenses” in the Company’s Consolidated Statements of Comprehensive (Loss) Income.

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

Preferred Stock

The Company has 5,000 shares of $0.01 par value preferred stock authorized, none of which were issued or outstanding at December 31, 2017 and 2016.

On January 8, 2018, the Company’s Board of Directors authorized 145,000 shares of Series A Junior Participating Preferred Stock, none of which were issued or outstanding as of the filing date of this Annual Report on Form 10-K.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

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

The Company enters into contracts with its rural health care customers. Customers are billed, and revenue is recognized, for services as provided when it is determined that the selling price is fixed or determinable and collectability is reasonably assured. Payment for the services is made, in part, by the customer. The Company also receives funding support for these services through the Federal Communications Commission’s (“FCC”) rural health care universal service support mechanism. As of December 31, 2017, the Universal Service Administrative Company (“USAC”), which administers this program, had not issued approval notices to the Company's rural health care customers (all of whom had timely applied for funding), or otherwise announced funding levels, for Funding Year 2017, which began on July 1, 2017 and ends on June 30, 2018. Revenues associated with services provided to the Company's rural health care customers in the third and fourth quarters of 2017 were recognized based on the amounts that were determinable and for which collectability is reasonably assured. Such amounts were estimated based on recent historical demand and funding approval levels. In the event approved funding varies from the estimated approval level, accounts receivable will be adjusted accordingly.

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

As of December 31, 2017, approximately 54% of the Company’s employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). The Master Collective Bargaining Agreement (“CBA”) between the Company and the IBEW, which was ratified on December 8, 2017 and is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for the Company in the state of Alaska and has significant economic impacts on the Company as it relates to wage and benefit costs and work rules that affect our ability to provide superior service to our customers. The Company considered relations with the IBEW to be stable in 2017; however, any deterioration in the relationship with the IBEW would have a negative impact on the Company’s operations.

The Company provides voice, broadband and managed IT services to its customers throughout Alaska. Accordingly, the Company’s financial performance is directly influenced by the competitive environment in Alaska, and by economic factors specifically in Alaska. The most significant economic factor is the level of Alaskan oil production and the per barrel price of relevant crude oil. A significant majority of the state’s unrestricted revenue comes from taxes assessed upon the production of this resource, and the price of crude oil impacts the level of investment by resource development companies. The drop in crude oil prices during the past three years has resulted in the State of Alaska reducing its spending, which is having a dampening impact on the overall state economy, including declining employment levels in 2016 and 2017. Other important factors influencing the Alaskan economy include the level of tourism, government spending, and the movement of United States military personnel. Any further deterioration in these factors, particularly over a sustained period of time, would likely have a negative impact on the Company’s performance.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As an entity that relies on the FCC and state regulatory agencies to provide stable funding sources to provide services in high cost areas, the Company is also impacted by any changes in regulations or future funding mechanisms that are being established by these regulatory agencies. In 2017, 9% of the Company’s total revenues were derived from high cost support and 9% were derived from the rural health care universal service support mechanism.

Additionally, the Company considers the vulnerabilities of its network and IT systems to various cyber threats. While the Company has implemented several mitigating policies, technological safeguards and some insurance coverage, it is not possible to prevent every possible threat to its network and IT systems from deliberate cyber related attacks.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense totaled $3,656, $3,460 and $4,065 in 2017, 2016 and 2015, respectively and is included in “Selling, general and administrative expense” in the Company’s Consolidated Statements of Comprehensive (Loss) Income.

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

Derivative Financial Instruments

The Company does not enter into derivative contracts for speculative purposes. The Company recognizes all asset or liability derivatives at fair value. The accounting for changes in fair value is contingent on the intended use of the derivative and its designation as a hedge. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value either offset the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or are recognized in “Other comprehensive (loss) income” until the hedged transaction is recognized in earnings. On the date a derivative contract is entered into, the Company designates the derivative as either a fair value or cash flow hedge. The Company formally assesses, both at the hedge's inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair values or cash flows of hedged items. If the Company determines that a derivative is not highly effective as a hedge or that it has ceased to be highly effective, the Company discontinues hedge accounting prospectively. The change in a derivative's fair value related to the ineffective portion of a hedge is immediately recognized in earnings. Amounts recorded to accumulated other comprehensive loss from the date of the derivative’s inception to the date of ineffectiveness are amortized to earnings over the remaining term of the hedged item. If the hedged item is settled prior to its originally scheduled date, any remaining accumulated comprehensive loss associated with the derivative instrument is reclassified to earnings. Termination of a derivative instrument prior to its scheduled settlement date may result in charges for termination fees.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Dividend Policy

The Company’s dividend policy is set by the Company’s Board of Directors and is subject to the terms of its 2017 Senior Credit Facility and the continued current and future performance and liquidity needs of the Company. Dividends on the Company’s common stock are not cumulative to the extent they are declared. The Board has not authorized the payment of a dividend since 2012, and has not updated its dividend policy.

Share-based Payments

Effective in 2017, the Company accounts for forfeitures associated with share-based payments as they occur.

Restricted Stock Units (“RSUs”)

The Company determines the fair value of RSUs based on the number of shares granted and the quoted closing market price of the Company's common stock on the date of grant, discounted for estimated dividend payments that do not accrue to the employee during the vesting period. Compensation expense is recognized over the vesting period and adjustments are charged or credited to expense. RSUs are granted under the Company’s 2011 Incentive Award Plan.

Performance Share Units (“PSUs”)

PSUs may include a combination of service, specified performance, and/or market based conditions which determine the number of awards and the associated vesting. The Company measures the fair value of each new PSU at the grant date. Adjustments each reporting period are based on changes to the expected achievement of the performance goals or if the PSUs otherwise vest, expire, or are determined by the Compensation Committee of the Company’s Board of Directors to be unlikely to vest prior to expiration. Adjustments are charged or credited to expense. For PSUs that include a market condition, compensation expense associated with the market condition is recognized regardless of whether the market condition is satisfied provided that performance measure has been met and the requisite service has been provided. Compensation expense is recorded over the requisite service period. PSUs are granted under the Company’s 2011 Incentive Award Plan.

Employee Stock Purchase Plan (“ESPP”)

The Company makes payroll deductions of from 1% to 15% of compensation from employees who elect to participate in the ESPP. A liability accretes during the 6-month offering period and at the end of the offering period ( June 30 and December 31), the Company issues the shares from the 2012 Employee Stock Purchase Plan (“2012 ESPP”). Compensation expense is recorded based upon the estimated number of shares to be purchased multiplied by the discount rate per share.

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

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Defined Benefit Plan

The ACS Retirement Plan, which is the Company’s sole single-employer defined benefit plan and covers a limited number of employees previously employed by a predecessor to one of our subsidiaries, is frozen. The Company recognizes the under-funded status of this plan as a liability on its balance sheet and recognizes changes in the funded status in the year in which the changes occur. The ACS Retirement Plan’s accumulated benefit obligation is the actuarial present value, as of the Company’s December 31 measurement date, of all benefits attributed by the pension benefit formula. The amount of benefits to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees or survivors and average years of service rendered. It is measured based on assumptions concerning future interest rates and future employee compensation levels. Unrecognized prior service credits and costs and net actuarial gains and losses are recognized as a component of other comprehensive (loss) income, net of tax.

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

Recently Adopted Accounting Pronouncements

In the first quarter of 2017, the Company adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The relevant provisions of ASU 2016-09 and the effect of adoption on the Company’s financial statements and related disclosures are summarized as follows: (i) The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The Company adopted these provisions on a modified retrospective basis. Excess tax benefits and tax deficiencies are included in the income tax provision beginning in the first quarter of 2017. A cumulative-effect adjustment was recorded in the first quarter of 2017 to reclassify $1,441 from additional paid in capital to retained earnings for excess tax benefits and deficiencies recorded to additional paid in capital prior to 2017; (ii) Excess tax benefits and tax deficiencies should be classified as an operating activity in the statement of cash flows. The Company adopted this provision on a retrospective basis. Tax deficiencies from share-based payments of $47 in 2016 and tax benefits of $733 in 2015 classified as financing activities on the statement of cash flows in 2016 and 2015 were reclassified to operating activities. See the consolidated statement of cash flows; (iii) An entity may make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. Prior to 2017, the Company’s stock-based compensation expense reflected an estimate of the number of awards that were expected to vest, including an estimate of forfeitures. Effective in the first quarter 2017, the Company elected to account for forfeitures when they occur. This provision was adopted on a modified retrospective basis, and a cumulative-effect adjustment was recorded in the first quarter of 2017 to reclassify $163 from additional paid in capital to retained earnings for the effect of this accounting change on periods prior to 2017. Retained earnings was charged $96 net of the income tax effect of $67; (iv) The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates. The Company has historically withheld taxes at the minimum statutory rate. Adoption of this provision is not expected to have a material effect on the Company’s financial statements; and (v) Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. This classification is consistent with the Company’s historical practice. See the consolidated statement of stockholders’ equity, Note 15, “Income Taxes” and Note 16 “Stock Incentive Plans” for additional information.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash” (“ASU 2016-18”). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and was adopted by the Company effective in the first quarter of 2017 on a retrospective basis as permitted. The net change in restricted cash of $93 and $1,357 previously reported as a cash outflows from investing activities in 2016 and 2015, respectively, was eliminated from the statement of cash flows as a result of the adoption of ASU 2016-18.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 allows for the reclassification of the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and was adopted by the Company in the fourth quarter of 2017 as permitted. Upon adoption, the Company reclassified $425 from accumulated other comprehensive loss to accumulated deficit associated with certain stranded tax effects related to defined benefit pension plans and interest rate swaps remaining in accumulated other comprehensive loss.

Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 and subsequent updates require that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is to be applied on a full retrospective basis or modified retrospective basis. The Company has completed its assessment of ASU 2014-09 and subsequent updates. This assessment included determining the effect of the new standard on the Company’s financial statements, accounting systems, business processes, and internal controls. Based on this assessment, the Company does not expect adoption to have a material effect on its consolidated revenues. Adoption of the new standard will result in the deferral of certain costs incurred to obtain contracts, including sales commissions, which are currently expensed as incurred. Such deferred costs will be amortized over the period that the associated revenue is recognized. Adoption of ASU 2014-09 will also require enhanced financial statement disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company is finalizing its implementation of the new standard, which requires changes to the Company’s accounting systems and business processes. The Company will adopt ASU 2014-09 effective January 1, 2018 on a modified retrospective basis.

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

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). The amendments in ASU 2017-07 require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit costs, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. ASU 2017-07 also requires that only the service cost component is eligible for capitalization when applicable. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017. The Company does not currently expect that adoption of ASU 2017-07 will have a material effect on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting” (“ASU 2017-09”). The amendments in ASU 2017-09 are intended to provide clarity, and reduce diversity in practice and the cost and complexity of applying the guidance in Topic 718. The primary provision of ASU 2017-09 is to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a change as a modification unless all the following conditions are met: (i) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (ii) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (iii) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The amendments in this update should be applied prospectively to awards modified on or after the adoption date. The effect of the adoption of ASU 2017-09 on the Company’s financial statements and related disclosures will be dependent on the frequency and types of changes made to its share-based payment awards.

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

Years Ended December 31, 2017, 2016 and 2015

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

2.	SALE OF WIRELESS OPERATIONS (Continued)

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

●	The equity method investment in AWN, valued at $250,192, was sold to GCI on February 2, 2015.
●

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

●

On February 2, 2015, the Company’s 2010 Senior Credit Facility was amended resulting in $240,472 in principal payments and the write-off of associated debt discount and debt issuance costs of $721 and $1,907, respectively, in 2015. For additional information on this amendment, see Note 10 “Long-term Obligations.”

●

Current deferred tax assets of $84,233 representing Federal and state net operating loss carry forwards and state alternative minimum tax credit carry forwards, and non-current deferred tax liabilities of $70,577 related to the Company’s investment in AWN reversed in 2015 as a result of the Wireless Sale.

In connection with its decision to sell its wireless operations, the Company incurred a number of transaction related and wind-down costs throughout 2015. In addition, costs were incurred in connection with plans associated with synergies and future cost reductions resulting from the Company becoming a more focused broadband and managed IT services company. The costs incurred for wind-down and synergy activities include those associated with workforce reductions, termination of retail store and other contracts, and other associated obligations that meet the criteria for reporting as exit obligations under ASC 420, “Exit or Disposal Cost Obligations” (“ASC 420”). The Company also incurred costs associated with termination benefits accounted for under ASC 712, “Compensation – Nonretirement Postemployment Benefits” (“ASC 712”). Significant wind-down costs included contract termination costs associated with retail store leases. These obligations included costs associated with the disposal of capital lease assets and liabilities and costs to vacate operating leases which had a remaining term of approximately 11 years and a remaining contract value of $2,797 at February 2, 2015. Exit from these leases was complete as of December 31, 2015. Transaction costs included legal, debt amendment, accounting and other costs necessary to consummate the transaction. The Company incurred costs totaling $13,272 in 2015 associated with the transaction and wind-down activities. These costs included exit costs of $10,745 presented in the table below and transaction and certain transition costs totaling $2,527. Of the $13,272, $4,893 was recorded to “Cost of services and sales (excluding depreciation and amortization), non-affiliates” and $8,379 was recorded to “Selling, general and administrative” in the Company’s Consolidated Statements of Comprehensive (Loss) Income.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

2.	SALE OF WIRELESS OPERATIONS (Continued)

The following table summarizes the Company’s obligations for exit activities, including costs accounted for under both ASC 420 and ASC 712, as of and for the years ended December 31, 2016 and 2015:

	Labor Obligations	Contract Terminations	Other Associated Obligations	Total
Balance at December 31, 2014	$490	$-	$-	$490
Charged to expense	6,485	3,966	294	10,745
Paid and/or settled	(5,752)	(3,966)	(294)	(10,012)
Balance at December 31, 2015	1,223	-	-	1,223
Credited to expense	(93)	-	-	(93)
Paid and/or settled	(1,130)	-	-	(1,130)
Balance at December 31, 2016	$-	$-	$-	$-

3.	JOINT VENTURE

In the second quarter of 2015, the Company entered into a series of transactions including the acquisition of a fiber optic network on the North Slope arctic area of Alaska and the establishment of AQ-JV to own, operate and market, part of that network. The network provides reliable fiber-optic connectivity where only high-cost microwave and high-latency satellite communications was previously available. Through AQ-JV, this network has been made available to other telecom carriers in the market. Except as indicated otherwise, the transactions described below were all entered into concurrently on April 2, 2015 and in contemplation of each of the other transactions.

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

Formation of Joint Venture

On April 2, 2015, the Company, through its wholly-owned subsidiary ACS Cable Systems, LLC, entered into a joint venture agreement with QHL to form AQ-JV for the purpose of expanding the fiber optic network, and making the network available to other telecom carriers. The joint venture may also participate in and facilitate other capital and service initiatives in the telecom industry. The Company and QHL each contributed to the joint venture IRUs with a combined value of $1,844 ($922 by each party). Each party also contributed cash of $250. The Company contributed an additional IRU with a value of $461. In the first quarter of 2016, the Company and QHL executed an amendment to the operating agreement which provides the Company access to 50 percent of the Joint Venture’s initial in-field lit capacity in compensation for the Company’s contribution of the additional IRU at the Joint Venture’s formation. This amendment is effective as of the establishment date of the joint venture on April 2, 2015. In the second quarter of 2016, the Company and QHL each made an additional $75 capital contribution to the joint venture. In the third quarter of 2017, the Company and QHL each made an additional $75 capital contribution to the joint venture. The Company and QHL each hold a 50 percent voting interest in AQ-JV.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

3.	JOINT VENTURE (Continued)

The Company determined that the joint venture is a Variable Interest Entity as defined in ASC 810, “Consolidation.” The Company consolidates the financial results of AQ-JV based on its determination that, the 50 percent voting interest of each party notwithstanding, for accounting purposes it holds a controlling financial interest in, and is the primary beneficiary of, the Joint Venture. This determination was based on (i) the Company’s expected future utilization of certain assets of the Joint Venture in the operation of the Company’s business; (ii) the Company’ engineering, design, installation, service and maintenance expertise in the telecom industry and its existing relationships and presence in the Alaska telecom market are expected to be significant factors in the successful operation of the joint venture; and (iii) the Company’s role as joint venture manager and its right to a management fee equal to a percentage of the joint venture’s collected gross revenue. There was no gain or loss recognized by the Company on the initial consolidation of the joint venture. The Company has accounted for and reported QHL’s 50 percent ownership interest in the AQ-JV as a noncontrolling interest.

The table below provides certain financial information about the joint venture included on the Company’s consolidated balance sheet at December 31, 2017 and 2016. Cash may be utilized only to settle obligations of the joint venture. Because the joint venture is an LLC, and the Company has not guaranteed its operations, the joint venture’s creditors do not have recourse to the general credit of the Company.

	2017	2016
Cash	$190	$67
Property, plant and equipment, net of accumulated depreciation of $211 and $112	$1,930	$2,029

The operating results and cash flows of the joint venture in the years 2017 and 2016 were not material to the Company’s consolidated financial results.

4.	ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at December 31, 2017 and 2016:

	2017	2016
Retail customers	$22,227	$17,511
Wholesale carriers	8,146	4,293
Other	4,891	4,373
	35,264	26,177
Less: allowance for doubtful accounts	(2,729)	(1,115)
Accounts receivable, net	$32,535	$25,062

Allowance for doubtful accounts consists of the following at December 31, 2017, 2016 and 2015.

	2017	2016	2015
Balance at January 1	$1,115	$1,693	$2,338
Provision for uncollectible accounts	3,577	378	1,258
Charged to other accounts	(358)	(13)	8
Deductions	(1,605)	(943)	(1,911)
Balance at December 31	$2,729	$1,115	$1,693

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

4.	ACCOUNTS RECEIVABLE (Continued)

On April 10, 2017, USAC, which administers the FCC’s rural health care universal service support mechanism, confirmed that demand for rural health care support had exceeded the program’s $400 million annual cap in Funding Year 2016, which began July 1, 2016 and ended on June 30, 2017. As a result, USAC announced that applicants that filed successful funding requests between September 1 and November 30, 2016 would receive 92.5 percent of the funding for which they were otherwise eligible. On June 30, 2017, the FCC issued an order to Alaskan health care providers impacted by the Rural Health Care Program pro-ration, allowing customers unable to fund the shortfall to remain in regulatory compliance with the program. The Company subsequently notified this subset of customers that, subject to certain terms and conditions, it would suspend collection of the funding shortfall for Funding Year 2016. In the second quarter of 2017, the Company recorded a charge of $1,102 to fully reserve the effect of the funding shortfall for Funding Year 2016 on its rural health care customers. At December 31, 2017, the Company’s accounts receivable, net, associated with its rural health care customers totaled $8,580, and is based on anticipated funding and approval levels, and for which collectability is reasonably assured. In the event approved funding varies from the estimated approval level, accounts receivable will be adjusted accordingly. Rural health care accounts are a component of the Retail Customers category in the above table. See Note 1, “Summary of Significant Accounting Policies” for additional information.

5.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities consist of the following at December 31, 2017 and 2016:

	2017	2016
Accounts payable - trade	$17,739	$13,782
Accrued payroll, benefits, and related liabilities	9,286	14,395
Deferred capacity and other revenue	4,817	4,502
Other	4,306	5,501
Total accounts payable, accrued and other current liabilities	$36,148	$38,180

Advance billings and customer deposits consist of the following at December 31, 2017 and 2016:

	2017	2016
Advance billings	$4,181	$4,136
Customer deposits	32	31
Total advance billings and customer deposits	$4,213	$4,167

6.	EQUITY METHOD INVESTMENTS

The Company had no equity method investments at December 31, 2017 and 2016.

On July 22, 2013, the Company and GCI completed the transactions contemplated by the June 4, 2012 Asset Purchase and Contribution Agreement for the purpose of combining their wireless networks into AWN.

Pursuant to the Contribution Agreement, Alaska Communications sold certain wireless assets to GCI. GCI then contributed these assets, together with GCI’s wireless assets, to AWN in exchange for a two-thirds membership interest in AWN. The Alaska Communications Member contributed the Company’s wireless assets that were not sold to GCI to AWN in exchange for a one-third membership interest in AWN.

On February 2, 2015, the Company sold its one-third interest in AWN to GCI. See Note 2 “Sale of Wireless Operations” for additional information.

In the period January 1 through February 2, 2015, the Company’s share of AWN’s adjusted free cash flow was $764 which was received in the first quarter of 2015. The Company’s equity in the earnings of AWN for the year ended December 31, 2015 was $3,056.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

6.	EQUITY METHOD INVESTMENTS (Continued)

Summarized financial information for AWN is as follows:

	Twelve Months Ended December 31,	Twelve Months Ended December 31,	January 1 through February 2,
	2017	2016	2015
Operating revenues	$-	$-	$21,457
Gross profit	$-	$-	$15,745
Operating income	$-	$-	$9,757
Net income	$-	$-	$9,722
Adjusted free cash flow (1)	$-	$-	$10,805

(1) Adjusted free cash flow is defined in the Operating Agreement.

AWN was organized as a limited liability corporation and was a flow-through entity for income tax purposes.

7.	FAIR VALUE MEASUREMENTS

The Company has developed valuation techniques based upon observable and unobservable inputs to calculate the fair value of non-current monetary assets and liabilities. Observable inputs reflect market data obtained from independent sources while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

●	Level 1- Quoted prices for identical instruments in active markets.
●

Level 2- Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

●	Level 3- Significant inputs to the valuation model are unobservable.

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

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The fair value of the Company’s 6.25% Convertible Notes due 2018 (“6.25% Notes”) Notes of $10,026 at December 31, 2017, was estimated based on quoted market prices for identical instruments on dates different from the market trade date value (Level 2). The carrying value of the 6.25% Notes at December 31, 2017 was $10,026. The carrying values of the Company’s senior credit facilities and other long-term obligations of $178,836 at December 31, 2017 approximate fair value primarily as a result of the stated interest rates of the 2017 Senior Credit Facility approximating current market rates (Level 2).

Fair Value Measurements on a Recurring Basis

The following table presents the liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 at each hierarchical level. There were no transfers into or out of Levels 1 and 2 during 2017.

	December 31, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Other assets:
Interest rate swaps	$515	$-	$515	$-	$-	$-	$-	$-
Liabilities:
Other long-term liabilities:
Interest rate swaps	$-	$-	$-	$-	$100	$-	$100	$-

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

7.	FAIR VALUE MEASUREMENTS (Continued)

Derivative Financial Instruments

The Company currently uses interest rate swaps to manage variable interest rate risk. At low LIBOR rates, payments under the swaps increase the Company’s cash interest expense, and at high LIBOR rates, they have the opposite effect.

The outstanding amount of the swaps as of a period end are reported on the balance sheet at fair value, represented by the estimated amount the Company would receive or pay to terminate the swaps. They are valued using models based on readily observable market parameters for all substantial terms of the contracts and are classified within Level 2 of the fair value hierarchy.

Changes in fair value of the Company’s interest rate swaps are recorded to accumulated other comprehensive loss and are reclassified to interest expense when the hedged transaction is recognized in earnings. See Note 10 “Long-Term Obligations” and Note 12 “Accumulated Other Comprehensive Loss.”

Under the terms of the 2017 Senior Credit Facility, the Company was required to enter into or obtain an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings under the Agreement of a minimum of $90,000 with a weighted average life of at least two years within ninety days of March 28, 2017. Subsequent to repayment of the principal amounts outstanding under its 2015 Senior Credit Facilities on March 28, 2017, the Company redesignated its then existing pay-fixed, receive-floating interest rate swap (discussed in more detail below) with a remaining notional amount of $42,058 at March 31, 2017 and an interest rate of 6.333%, inclusive of a 5.0% LIBOR spread, as a hedge of variable interest rate payments under its 2017 Senior Credit Facility. This swap terminated on December 31, 2017. On June 14, 2017, the Company entered into an additional pay-fixed, receive-floating interest rate swap in the initial notional amount of $48,635, increasing to $90,000 on December 29, 2017, with an interest rate of 6.49425%, inclusive of a 5.0% LIBOR spread, and a maturity date of June 28, 2019. These two interest rate swaps were with the same counterparty, were hedges of the same variable rate borrowing instrument and were subject to a master netting arrangement. The fair value of the two derivatives was reported on a net basis through the date of the original hedge’s termination on December 31, 2017.

As a component of the Company’s cash flow hedging strategy and to comply with the terms of the 2015 Senior Credit Facilities, on November 27, 2015, the Company entered into a pay-fixed, receive-floating interest rate swap in the notional amount of $44,827 with an interest rate of 5.833%, inclusive of a 4.5% LIBOR spread, and a maturity date of December 31, 2017. This swap terminated on December 31, 2017.

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

The following table presents the notional amount, fair value and balance sheet classification of the Company’s derivative financial instruments designated as cash flow hedges as of December 31, 2017 and 2016:

		Notional	Fair
	Balance Sheet Location	Amount	Value
At December 31, 2017:
Interest rate swaps	Other assets	$90,000	$515
At December 31, 2016:
Interest rate swaps	Other long-term liabilities	$42,750	$100

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

7.	FAIR VALUE MEASUREMENTS (Continued)

The following table presents gains and losses before income taxes on the Company’s interest rate swaps designated as cash flow hedges for the years ending December 31, 2017, 2016 and 2015.

	2017	2016	2015

Gain (loss) recognized in accumulated other comprehensive loss	$471	$(170)	$600
Loss reclassified from accumulated other comprehensive loss	$(104)	$(106)	$(1,970)
Gain recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	$-	$-	$737

The following table presents a reconciliation of the carrying value of the Company’s interest rate swaps, which are included in “Other assets” at December 31, 2017 and “Other long-term liabilities, net of current portion” at December 31, 2016:

	2017	2016
Liability at January 1	$(100)	$(79)
Reclassified from other assets and other long-term liabilities to accumulated other comprehensive loss	471	(170)
Change in fair value credited to interest expense	144	149
Asset (liability) at December 31	$515	$(100)

Fair Value Measurements on a Non-Recurring Basis

Deferred Capacity Revenue

As discussed in Note 2 “Sale of Wireless Operations,” the Company entered into an agreement to provide wholesale services to GCI on February 2, 2015. A national valuation firm was engaged to assist management in the determination of the fair value of the obligation which was determined to be $41,287 at February 2, 2015. The obligation is amortized to revenue on a straight-line basis over the contract lives of 10 to 30 years. The total carrying value of the service obligation was $35,255 and $37,326 at December 31, 2017 and 2016, respectively, and is included in “Other long-term liabilities, net of current portion” and “Accounts payable, accrued and other current liabilities” on the Consolidated Balance Sheet.

Other Items

As discussed in Note 3 “Joint Venture,” the Company entered into agreements in connection with the acquisition of the fiber optic network on the North Slope of Alaska and the establishment of the joint venture with QHL. These transactions included the exchange of certain assets and liabilities, all of which were established at fair value on the date of the transactions.

The fair value of the IRU assets and obligations were $2,304 and $4,153, respectively, at the measurement date of April 2, 2015. The carrying value of these items at December 31, 2017 and 2016 was as follows:

	2017	2016
IRU Assets	$2,118	$2,196
IRU Obligations	$3,747	$3,940

No impairment of long-lived assets was recognized during 2017, 2016 and 2015.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, 2017 and 2016:

	2017	2016	Useful Lives
Land, buildings and support assets*	$195,063	$197,999	5	-	42
Central office switching and transmission	380,954	383,809	5	-	12
Outside plant, cable and wire facilities	739,547	734,786	20	-	50
Other	12,016	7,101	3	-	5
Construction work in progress	30,349	26,204
	1,357,929	1,349,899
Less: accumulated depreciation and amortization	(991,816)	(983,050)
Property, plant and equipment, net	$366,113	$366,849

* No depreciation charges are recorded for land.

Capitalized interest associated with construction in progress for the years ended December 31, 2017, 2016, and 2015 was $1,140, $1,077, and $1,558, respectively. The capitalization rate used was based on a weighted average of the Company’s long term debt outstanding, and for the years ended December 31, 2017, 2016, and 2015 was 6.71%, 6.48%, and 6.78%, respectively.

The following is a summary of property, including leasehold improvements, held under capital leases included in the above property, plant and equipment at December 31, 2017 and 2016:

	2017	2016
Land, buildings and support assets	$13,722	$14,983
Outside plant, cable and wire facilities	1,078	-
Total	14,800	14,983
Less: accumulated depreciation and amortization	(7,052)	(7,422)
Property held under capital leases, net	$7,748	$7,561

Amortization of assets under capital leases included in depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $846, $1,149 and $1,316, respectively. Future minimum lease payments, including interest, under these leases for the next five years and thereafter are as follows:

2018	$675
2019	310
2020	318
2021	327
2022	336
Thereafter	4,173
Gross payments	6,139
Interest	(2,985)
Net payments	$3,154

The Company leases various land, buildings, right-of-ways and personal property under operating lease agreements. Rental expense under operating leases for the years ended December 31, 2017, 2016 and 2015 was $7,763, $7,787 and $11,439, respectively. Rental expense in 2015 included termination charges of $3,966 for leases terminated in connection with the Company’s sale of its Wireless operations. See Note 2 “Sale of Wireless Operations.”

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

8.	PROPERTY, PLANT AND EQUIPMENT (Continued)

Future minimum payments under these leases, including month to month rentals which are probable of renewal, for the next five years and thereafter are as follows:

2018	$7,371
2019	6,066
2020	4,792
2021	4,460
2022	3,909
Thereafter	18,290
Total payments	$44,888

9.	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligation is included in “Other long-term liabilities, net of current portion” on the Consolidated Balance Sheet and represents the estimated obligation related to the removal and disposal of certain property and equipment in both leased and owned properties.

The following table provides the changes in the asset retirement obligation:

	2017	2016
Balance at January 1	$3,708	$3,429
Asset retirement obligation	228	159
Accretion expense	196	182
Settlement of obligations	(44)	(62)
Balance at December 31	$4,088	$3,708

10.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31, 2017 and 2016:

	2017	2016
2017 senior secured credit facility due 2023	$178,350	$-
Debt discount	(2,668)	-
Debt issuance costs	(2,869)	-
2015 senior secured credit facilities due 2018	-	86,750
Debt issuance costs	-	(1,738)
6.25% convertible notes due 2018	10,044	94,000
Debt discount	(18)	(2,271)
Debt issuance costs	(4)	(467)
Capital leases and other long-term obligations	3,154	3,325
Total debt	185,989	179,599
Less current portion	(17,030)	(1,973)
Long-term obligations, net of current portion	$168,959	$177,626

As of December 31, 2017, the Company had no amounts outstanding under the $15,000 revolving facility component of its 2017 Senior Credit Facility.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

10.	LONG-TERM OBLIGATIONS (Continued)

The aggregate maturities of long-term obligations for each of the next five years and thereafter at December 31, 2017, are as follows:

2018	$17,030
2019	6,639
2020	8,902
2021	16,267
2022	86,483
Thereafter	56,227
Total maturities	$191,548

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

The obligations under the 2017 Senior Credit Facility are secured by substantially all of the personal property and certain material real property owned by the Company and its wholly-owned subsidiaries, with certain exceptions. The 2017 Senior Credit Facility contains customary representations, warranties and covenants, including covenants limiting the incurrence of additional debt, declaring dividends, repurchase of the Company’s common stock, making investments, dispositions, and entering into mergers and acquisitions. Financial covenants (i) impose a maximum net total leverage to consolidated EBITDA ratio; and (ii) require a minimum consolidated EBITDA to fixed charge coverage ratio. The payment of dividends on the Company’s common stock is not permitted until such time that the Company’s net total leverage ratio, as defined in the 2017 Senior Credit Facility, is not more than 2.75 to 1.00, and certain other liquidity measures are met. The net total leverage ratio was higher than 2.75 at December 31, 2017. The 2017 Senior Credit Facility provides for events of default customary for credit facilities of this type, including non-payment under the agreement, breach of warranty, breach of covenants, defaults on other debt, incurrence of liens on collateral, change of control and insolvency, all as defined in the Agreement. Consequences of an event of default are defined in the Agreement.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

10.	LONG-TERM OBLIGATIONS (Continued)

As required under the terms of the 2017 Senior Credit Facility, the Company has entered into interest rate hedges sufficient to effectively fix or limit the interest rate on borrowings under the Agreement of a minimum of $90,000 with a weighted average life of at least two years. See Note 7 “Fair Value Measurements and Derivative Financial Instruments” for additional information.

2015 Senior Credit Facilities

On March 13, 2017, the Company entered into the 2017 Senior Credit Facility as describe above. Consummation of this agreement prior to issuance of the Company’s 2016 financial statements demonstrated the Company’s intent and ability to refinance a portion of its current obligations in accordance with ASC 470 “Debt.” Current maturities under the Company’s 2015 Senior Credit Facilities totaling $4,000 at December 31, 2016 were effectively replaced by principal payments totaling $1,650 under the new senior credit facility. Accordingly, current portion of long-term obligations in the amount of $2,350 was reclassified to long-term obligations at December 31, 2016.

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

On September 14, 2015 (the “Closing Date”), the Company entered into a combined $100,000 of senior secured financing, including term loans totaling $90,000 and a $10,000 revolving credit facility (the “2015 Senior Credit Facilities”). The facilities consisted of a $65,000 first lien term loan and a $10,000 revolving credit facility (the “First Lien Facility”) and a $25,000 second lien term loan (the “Second Lien Facility”) (together the “2015 Senior Credit Agreements” or “Agreements”). The Company utilized proceeds from the 2015 Senior Credit Facilities and cash on hand to repay in full its 2010 Senior Credit Facility, repurchase a portion of its 6.25% Notes and fund transaction fees and expenses associated with the 2015 Senior Credit Facilities totaling $3,907, which were deferred and were charged to interest expense over the terms of the Agreements. Repayment of the 2010 Senior Credit Facility, including accrued interest and fees, totaled $81,526. The Company recorded a loss of $1,312 on the extinguishment, including the write off of unamortized discounts and debt issuance costs, and third-party fees. The 2010 Senior Credit Facility was due in 2016.

The term loan component of the First Lien Facility bore interest at LIBOR plus 4.5% per annum, with a LIBOR minimum of 1.0%. Draws on the revolving credit component of the First Lien Facility bore interest at LIBOR plus 4.5%, with a LIBOR minimum of 1.0% and a commitment fee of 0.25% on the average daily unused portion. The revolving credit component of the First Lien Facility was undrawn as of December 31, 2016. The Second Lien Facility bore interest at LIBOR plus 8.5% per annum, with a LIBOR minimum of 1.0%.

Quarterly principal payments on the term loan component of the First Lien Facility were $250 in the fourth quarter of 2015, $750 in each quarter of 2016, and $1,000 in each quarter of 2017. The remaining principal balance, including any amounts outstanding under the revolving credit facility, was due in its entirety on January 2, 2018. The Second Lien Facility was due in its entirety on March 3, 2018, and may have been prepaid in whole or in part at the Company’s option prior to maturity.

The obligations under the 2015 Senior Credit Facilities were secured by perfected first and second line priority security interests in substantially all of the Company’s and its direct and indirect subsidiary’s tangible and intangible assets, subject to certain agreed exceptions.

The 2015 Senior Credit Facilities contained customary representations, warranties and covenants, including covenants limiting the incurrence of debt and the payment of dividends.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

10.	LONG-TERM OBLIGATIONS (Continued)

The 2015 Senior Credit Facilities provided for events of default customary for credit facilities of this type, including non-payment defaults on other debt, misrepresentation, breach of covenants, representations and warranties, change of control, and insolvency and bankruptcy.

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

Beginning on February 1, 2018, the 6.25% Notes will be convertible by the holder at any time until 5:00 p.m., New York City time, on the second scheduled trading-day immediately preceding the stated maturity date. Given that the Company’s current share price is well below $10.28, the Company does not anticipate that there will be a conversion into equity.

Prior to February 1, 2018, the holder may have converted the 6.25% Notes:

●

During any fiscal quarter beginning after June 30, 2011 following any previous fiscal quarter in which the trading price of the Company’s common stock equal or exceeded 130% of the conversion price of the 6.25% Notes for at least 20 trading-days during the last 30 trading-days of the previous fiscal quarter;

●

During any five business day period following any five trading-day period in which the trading price of the 6.25% Notes was less than 98% of parity value on each day of that five trading-day period; and

●

Upon the occurrence of certain significant corporate transactions, holders who converted their 6.25% Notes, in connection with a change of control, may have been entitled to a make-whole premium in the form of an increase in the conversion rate. In addition, upon a change in control, liquidation, dissolution or delisting, the holders of the 6.25% Notes may have required the Company to repurchase for cash all or any portion of their 6.25% Notes for 100% of the principal amount plus accrued and unpaid interest.

As of December 31, 2017, none of the conditions allowing holders of the 6.25% Notes to convert, or requiring the Company to repurchase the 6.25% Notes, had been met.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

10.	LONG-TERM OBLIGATIONS (Continued)

Additionally, the 6.25% Notes contain events of default which, if they occur, entitle the holders of the 6.25% Notes to declare them to be immediately due and payable. Those events of default include: (i) payment defaults on either the notes themselves or other large obligations; (ii) failure to comply with the terms of the notes; and (iii) most bankruptcy proceedings.

The 6.25% Notes are unsecured obligations, subordinated in right of payment to the Company’s obligations under its 2017 Senior Credit Facility as well as certain hedging agreements within the meaning of the Company’s 2017 Senior Credit Facility. The 6.25% Notes also rank equally in right of payment with all of the Company’s other existing and future senior indebtedness and are senior in right of payment to all of the Company’s future subordinated obligations. The Note Guarantees are subordinated in right of payment to the Guarantors’ obligations under the Company’s 2017 Senior Credit Facility as well as certain hedging agreements within the meaning of the Company’s 2017 Senior Credit Facility.

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

The following table provides selected data regarding the 6.25% Notes as of December 31, 2017 and 2016:

	2017	2016
Net carrying amount of the equity component	$686	$6,416
Principal amount of the convertible notes	$10,044	$94,000
Unamortized debt discount	$18	$2,271
Amortization period remaining (months)	4	16
Net carrying amount of the convertible notes	$10,026	$91,729

The following table details the interest components of the 6.25% Notes contained in the Company’s Consolidated Statements of Comprehensive (Loss) Income for the year ended December 31, 2017 and 2016:

	2017	2016
Coupon interest expense	$2,163	$5,928
Amortization of the debt discount	2,253	2,370
Total included in interest expense	$4,416	$8,298

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

10.	LONG-TERM OBLIGATIONS (Continued)

Capital Leases and Other Long-term Obligations

The Company is a lessee under various capital leases and other financing agreements totaling $3,154 and $3,325 with a weighted average interest rate of 9.41% and 8.97% at December 31, 2017 and 2016, respectively, and have maturities through 2033.

Debt Issuance Costs

The Company incurred debt issuance costs totaling $3,407 associated with its 2017 Senior Credit Facility which were deferred and will be amortized to interest expense over the terms of the Agreements. Amortization of debt issuance costs were $6,616, $2,214 and $3,960 in the years ended December 31, 2017, 2016 and 2015, respectively, including $5,535, $109 and $2,446 classified as loss on extinguishment of debt in 2017, 2016 and 2015, respectively.

Debt Discounts

Accretion of debt discounts charged to interest expense or loss on extinguishment of debt in 2017, 2016 and 2015, totaled $2,763, $2,370 and $4,641, respectively, including $1,482, $430 and $2,041 classified as loss on extinguishment of debt in 2017, 2016 and 2015, respectively.

11.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at December 31, 2017 and 2016:

	2017	2016
Deferred GCI capacity revenue, net of current portion	$33,184	$35,255
Other deferred IRU capacity revenue, net of current portion	19,366	15,697
Other deferred revenue, net of current portion	1,391	2,202
Other	7,389	8,384
Total other long-term liabilities	$61,330	$61,538

Amortization of deferred revenue included in the Consolidated Statements of Comprehensive (Loss) Income was $6,578, $7,010 and $5,827 in the years ended December 31,2017, 2016 and 2015, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

12.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes the activity in accumulated other comprehensive (loss) income for the years ended December 31, 2017 and 2016:

	Defined
	Benefit
	Pension	Interest
	Plans	Rate Swaps	Total
Balance at December 31, 2015	$(3,089)	$3	$(3,086)
Other comprehensive (loss) income before reclassifications	(176)	(100)	(276)
Reclassifications from accumulated comprehensive loss to net income	390	62	452
Net other comprehensive income	214	(38)	176
Balance at December 31, 2016	(2,875)	(35)	(2,910)
Other comprehensive income before reclassifications	237	278	515
Reclassifications from accumulated comprehensive loss to net loss	363	61	424
Net other comprehensive income	600	339	939
Reclassifications from accumulated comprehensive loss to accumulated deficit	(490)	65	(425)
Balance at December 31, 2017	$(2,765)	$369	$(2,396)

The following table summarizes the reclassifications from accumulated other comprehensive (loss) income to net (loss) income for the years ended December 31, 2017, 2016, and 2015, respectively:

	2017	2016	2015
Amortization of defined benefit plan pension items: (1)
Amortization of loss (2)	$615	$662	$936
Income tax effect	(252)	(272)	(382)
After tax	363	390	554

Amortization of loss on interest rate swap: (3)
Reclassification to interest expense	104	106	1,970
Income tax effect	(43)	(44)	(810)
After tax	61	62	1,160
Total reclassifications net of income tax	$424	$452	$1,714

(1) See Note 13 “Retirement Plans” for additional information regarding the Company’s pension plans.

(2) Included in “Selling, general and administrative expense” on the Company’s Consolidated Statements of Comprehensive (Loss) Income.

(3) See Note 7 “Fair Value Measurements” for additional information regarding the Company’s interest rate swaps.

The estimated amount to be reclassified from accumulated other comprehensive income as a reduction in interest expense within the next twelve months is $267.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

13.	RETIREMENT PLANS

Multi-employer Defined Benefit Plan

Pension benefits for substantially all of the Company’s Alaska-based employees are provided through the AEPF. The Company pays the AEPF a contractual hourly amount based on employee classification or base compensation. As a multi-employer defined benefit plan, the accumulated benefits and plan assets are not determined for, or allocated separately to, the individual employer.

The following table provides additional information about the AEPF multi-employer pension plan.

Plan name	Alaska Electrical Pension Plan
Employer Identification Number	92-6005171
Pension plan number	001
Pension Protection Act zone status at the plan's year-end:
December 31, 2017	Green
December 31, 2016	Green
Plan subject to funding improvement plan	No
Plan subject to rehabilitation plan	No
Employer subject to contribution surcharge	No

		Greater than 5%
		of Total
		Contributions
Company contributions to the plan for the year ended:		to the Plan
December 31, 2017	$7,171	Yes
December 31, 2016	$7,517	Yes
December 31, 2015	$7,968	Yes

Name and expiration date of collective bargaining agreements requiring contributions to the plan:

Collective Bargaining Agreement Between Alaska Communications Systems and Local Union 1547 IBEW	December 31, 2023

Outside Agreement Alaska Electrical Construction between Local Union 1547 IBEW and Alaska Chapter National Electrical Contractors Association Inc. (1)	September 30, 2017

Inside Agreement Alaska Electrical Construction between Local Union 1547 IBEW and Alaska Chapter National Electrical Contractors Association Inc.	October 31, 2019

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

13.	RETIREMENT PLANS (Continued)

Defined Contribution Plan

The Company provides a 401(k) retirement savings plan covering substantially all of its employees. The plan allows for discretionary contributions as determined by the Board of Directors, subject to Internal Revenue Code limitations. The Company made a $212, $186 and $187 matching contribution in 2017, 2016 and 2015 respectively.

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. ("CenturyTel Plan"). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan (“Plan”) on September 1, 1999. Accrued benefits under the Plan were determined in accordance with the provisions of the CenturyTel Plan and upon completion of the transfer, covered employees ceased to accrue benefits under the CenturyTel Plan. On November 1, 2000, the Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPF. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company uses a December 31 measurement date for the Plan. The Plan is not adequately funded under ERISA at December 31, 2017. The Company contributed $721 to the Plan in 2017, $798 in 2016 and $779 in 2015. The Company plans to contribute approximately $288 to the Plan in 2018 and management is also estimating what additional contributions the Company may be required to make in subsequent years in the event the value of the Plan’s assets remain volatile or decline.

The following is a calculation of the funded status of the ACS Retirement Plan using beginning and ending balances for 2017 and 2016 for the projected benefit obligation and the plan assets:

	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$15,782	$16,094
Interest cost	620	668
Actuarial loss	384	55
Benefits paid	(988)	(1,035)
Benefit obligation at end of year	15,798	15,782

Change in plan assets:
Fair value of plan assets at beginning of year	11,393	11,202
Actual return on plan assets	1,408	428
Employer contribution	721	798
Benefits paid	(988)	(1,035)
Fair value of plan assets at end of year	12,534	11,393

Funded status	$(3,264)	$(4,389)

The Plan’s projected benefit obligation equals its accumulated benefit obligation. The 2017 and 2016 liability balance of $3,264 and $4,389 respectively, is recorded on the Consolidated Balance Sheets in “Other long-term liabilities.”

The following table presents the net periodic pension expense for the Plan for 2017, 2016 and 2015:

	2017	2016	2015
Interest cost	$620	$668	$666
Expected return on plan assets	(1,024)	(373)	(659)
Amortization of loss	1,019	367	929
Net periodic pension expense	$615	$662	$936

In 2018, the Company expects amortization of net gains and losses of $593.

	2017	2016
Loss recognized as a component of accumulated other comprehensive loss:	$3,862	$4,881

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

13.	RETIREMENT PLANS (Continued)

The assumptions used to account for the Plan as of December 31, 2017 and 2016 are as follows:

	2017	2016
Discount rate for benefit obligation	3.70%	4.10%
Discount rate for pension expense	4.10%	4.30%
Expected long-term rate of return on assets	6.53%	6.53%
Rate of compensation increase	0.00%	0.00%

The discount rate for December 31, 2017 and 2016 was calculated using a proprietary yield curve based on above median AA rated corporate bonds. The expected long-term rate-of-return on assets rate is the best estimate of future expected return for the asset pool, given the expected returns and allocation targets for the various classes of assets.

Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the Plan:

Asset Category	Minimum	Maximum
Equity securities	50%	80%
Fixed income	20%	50%
Cash equivalents	0%	5%

The Plan's asset allocations at December 31, 2017 and 2016 by asset category are as follows:

Asset Category	2017	2016
Equity securities*	68%	66%
Debt securities*	31%	32%
Other/Cash	1%	2%

*May include mutual funds comprised of both stocks and bonds.

The fundamental investment objective of the Plan is to generate a consistent total investment return sufficient to pay Plan benefits to retired employees while minimizing the long-term cost to the Company. The long-term (10 years and beyond) Plan asset growth objective is to achieve a rate of return that exceeds the actuarial interest assumption after fees and expenses.

Because of the Company's long-term investment objectives, the Plan administrator is directed to resist being reactive to short-term capital market developments and to maintain an asset mix that is continuously rebalanced to adhere to the plan investment mix guidelines. The Plan's investment goal is to protect the assets' long-term purchasing power. The Plan's assets are managed in a manner that emphasizes a higher exposure to equity markets versus other asset classes. It is expected that such a strategy will provide a higher probability of meeting the plan's actuarial rate of return assumption over time.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

13.	RETIREMENT PLANS (Continued)

The following table presents major categories of plan assets as of December 31, 2017, and inputs and valuation techniques used to measure the fair value of plan assets regarding the ACS Retirement Plan:

	Fair Value Measurement at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	Level 1	Level 2	Level 3
Money market/cash	$152	$152	$-	$-
Equity securities (Investment Funds)*
International growth	2,165	2,165	-	-
U.S. small cap	1,843	1,843	-	-
U.S. medium cap	1,286	1,286	-	-
U.S. large cap	3,171	3,171	-	-
Debt securities (Investment Funds)*
Certificate of deposits	2,097	2,097	-	-
Fixed income	1,820	1,820	-	-
Total fair value	$12,534	$12,534	$-	$-

*May include mutual funds comprised of both stocks and bonds.

The benefits expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

2018	$1,083
2019	$1,071
2020	$1,076
2021	$1,080
2022	$1,069
2023-2027	$5,122

Post-retirement Health Benefit Plan

The Company has a separate executive post-retirement health benefit plan. On December 31, 2017, the plan was underfunded by $330 with plan assets of $59. The net periodic post-retirement cost for 2017 and 2016 was $15 and $12, respectively.

14.	EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and dilutive potential common share equivalents outstanding. Basic earnings per share assumes no dilution and is computed by dividing net income or loss available to Alaska Communications by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The Company reported a net loss for the year ended December 31, 2017. Therefore, 3,022 potential common share equivalents were anti-dilutive and excluded from the calculation.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

14.	EARNINGS PER SHARE (Continued)

Effective in 2015, the Company discontinued use of the “if converted” method in calculating diluted earnings per share in connection with its contingently convertible debt. The Company’s 6.25% Notes are convertible by the holder beginning February 1, 2018 at an initial conversion rate of 97.2668 shares of common stock per one thousand dollars principal amount of the 6.25% Notes. This is equivalent to an initial conversion price of approximately $10.28 per share of common stock. Given that the Company’s current share price is well below $10.28, the Company does not anticipate that there will be a conversion of the 6.25% Notes into equity. Effective in the first quarter of 2015, the Company determined that it has the intent and ability to settle the principal and interest payments on its 6.25% Notes in cash over time. This determination was based on (i) the Company’s improved liquidity position subsequent to the Wireless Sale, including its performance against the financial ratios defined under the terms of its then in effect 2010 Senior Credit Facility, reduced levels of debt and increased availability under its revolving credit facility; (ii) its intention to refinance its term loan facility to provide additional borrowing flexibility; and (iii) its expectations of future operating performance. The Company settled the Tender Offer to purchase it’s outstanding 6.25% Notes for cash on April 17, 2017. See Note 10, “Long-Term Obligations.” Accordingly, 3,371, 9,220 and 10,809 shares related to the 6.25% Notes were excluded from the calculation of diluted earnings per share for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Net (loss) income attributable to Alaska Communications	$(6,101)	$2,386	$12,954
Tax-effected interest expense attributable to convertible notes	NA	NA	NA
Net (loss) income attributable to Alaska Communications assuming dilution	$(6,101)	$2,386	$12,954

Weighted average common shares outstanding:
Basic shares	52,232	51,169	50,247
Effect of stock-based compensation	-	1,019	1,121
Effect of 6.25% convertible notes	NA	NA	NA
Diluted shares	52,232	52,188	51,368

(Loss) income per share attributable to Alaska Communications:
Basic	$(0.12)	$0.05	$0.26
Diluted	$(0.12)	$0.05	$0.25

15.	INCOME TAXES

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, (“TCJA”) was enacted. The TCJA provides for sweeping changes in United States tax rates and tax provisions which will affect the Company as of December 31, 2017 and for periods beginning after January 1, 2018. Effective for years beginning after December 31, 2017, the maximum corporate tax rate will decrease to a flat rate of 21%. This decrease in the tax rate resulted in the remeasurement of existing deferred tax assets and liabilities as of the enactment date and resulted in a decrease to existing net deferred tax assets of $3,851. In addition, the TCJA provides for existing Federal AMT tax credits to be refunded from 2018 through 2021. Accordingly, the Company has reclassified existing AMT tax credits of $8,913 from non-current deferred tax assets to non-current long-term tax receivables. The federal AMT credits have been reduced by $569 related to the applicable budget sequestration rate of 6.6%. The Company has evaluated the TCJA and concluded that all information is available to complete the accounting for the effects of the tax reform.

The Company adopted ASU 2016-09 effective January 1, 2017. As required by ASU 2016-09, the Company recorded a tax deficiency from share-based payments of $67 in the provision for income taxes in the year ended December 31, 2017, which decreased net income by the same amount. A tax deficiency from share-based payments of $47 in the year ended December 31, 2016 was charged to additional paid-in capital in that period. ASU 2016-09 was adopted on a modified retrospective basis and the income tax provision reported for the years ended December 31, 2016 and 2015 were not adjusted for this change. See Note 1 “Summary of Significant Accounting Policies” for additional information.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

15.	INCOME TAXES (Continued)

The Company adopted ASU 2018-02 effective December 31, 2017. As required by ASU 2018-02, the Company reclassified $425 from accumulated other comprehensive loss to accumulated deficit associated with certain stranded tax effects related to defined benefit pension plans and interest rate swaps remaining in accumulated other comprehensive loss. See Note 1 “Summary of Significant Accounting Policies.”

Consolidated (loss) income before income tax was as follows:

	2017	2016	2015
(Loss) income before income tax	$(3,646)	$3,752	$23,085

The income tax provision for the years ended December 31, 2017, 2016 and 2015 was comprised of the following:

	2017	2016	2015
Current:
Federal income tax	$(90)	$(276)	$4,320
State income tax	6	6	693
Total current (benefit) expense	(84)	(270)	5,013
Deferred:
Federal, excluding operating loss carry forwards	2,772	1,680	69,774
State, excluding operating loss carry forwards	(169)	228	19,725
Change in valuation allowance	65	(139)	-
Tax benefit of operating loss carry forwards:
Federal	-	-	(66,285)
State	-	-	(18,027)
Total deferred expense	2,668	1,769	5,187
Total income tax expense	$2,584	$1,499	$10,200

The following table provides a reconciliation of income tax expense at the Federal statutory rate of 35% to the recorded income tax expense for the years ended December 31, 2017, 2016 and 2015, respectively:

	2017	2016	2015
Computed federal income taxes at the statutory rate	$(1,276)	$1,313	$8,080
Expense (benefit) in tax resulting from:
State income taxes (net of Federal benefit)	(222)	229	1,408
Enacted rate change	3,851	-	-
Other	122	(209)	263
Stock-based compensation	44	27	449
Change in valuation allowance	65	139	-
Total income tax expense	$2,584	$1,499	$10,200

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

15.	INCOME TAXES (Continued)

Income tax expense was charged to the statement of comprehensive (loss) income and statement of stockholders’ equity (deficit) as follows:

Statement of comprehensive (loss) income:
Income tax expense	$2,584	$1,499	$10,200
Other comprehensive income (loss), tax effect	$655	$128	$1,434
Statement of stockholders' equity (deficit):
Additional paid-in capital:
Excess tax expense (benefit) fromshare-based payments	$-	$47	$(733)

The Company accounts for income taxes under the asset-liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided when it is “more likely than not” that the benefits of existing deferred tax assets will not be realized in a future period. As of December 31, 2017 and 2016, the Company had valuation allowances on certain state net operating loss carryforwards of $204 and $139, respectively. As of December 31, 2017 and 2016, the change in the valuation allowance was $65 and $139, respectively. At December 31, 2017, it is more likely than not that the results of future operations will generate sufficient taxable income to realize existing deferred tax assets, other than the state net operating loss carryforwards noted above. Therefore, no additional valuation allowance is necessary.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016, respectively, are as follows:

Deferred tax assets:
Net operating loss carry forwards	$19,805	$26,429
Deferred GCI capacity revenue	10,016	15,340
Reserves and accruals	7,910	12,499
Intangibles and goodwill	1,033	1,620
Fair value on interest rate swaps	-	25
Pension liability	927	1,804
Allowance for doubtful accounts	775	458
Alternative minimum tax carry forward	-	9,380
Other	-	257
Total deferred tax assets	40,466	67,812
Valuation allowance	(204)	(139)
Deferred tax assets after valuation allowance	40,262	67,673
Deferred tax liabilities:
Debt issuance costs	(5)	(933)
Property, plant and equipment	(37,287)	(52,022)
Fair value on interest rate swaps	(146)	-
Other	(26)	-
Total deferred tax liabilities	(37,464)	(52,955)
Net deferred tax asset	$2,798	$14,718

As of December 31, 2017, the Company has available Federal and state alternative minimum tax credits of $8,622 and $1,089, respectively, which are classified as non-current income tax receivables, net of the $569 sequestration adjustment. As of December 31, 2017, the Company has available Federal and state net operating loss carry forwards of $78,068 and $55,717, respectively, which have various expiration dates beginning in 2031 through 2037.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

15.	INCOME TAXES (Continued)

The Company files consolidated income tax returns for Federal and state purposes in addition to separate tax returns of certain subsidiaries in multiple state jurisdictions. As of December 31, 2017, the Company is not under examination by any income tax jurisdiction. The Company is no longer subject to examination in the United States for years prior to 2014.

The Company accounts for income tax uncertainties using a threshold of “more-likely-than-not” in accordance with the provisions of ASC Topic 740, “Income Taxes.” As of December 31, 2017, the Company has reviewed all of its tax filings and positions taken on its returns and has not identified any material current or future effect on its consolidated results of operations, cash flows or financial position. As such, the Company has not recorded any tax, penalties or interest on tax uncertainties. It is Company policy to record any interest on tax uncertainties as a component of income tax expense.

16.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, Alaska Communications, through the Compensation and Personnel Committee of its Board of Directors, may grant stock options, restricted stock, stock-settled stock appreciation rights, performance share units and other awards to officers, employees, consultants, and non-employee directors. Upon the effective date of the Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan, as amended and restated on June 30, 2014, (“2011 Incentive Award Plan”), the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan and the ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan, (together the “Prior Plans”) were retired. All future awards will be granted from the 2011 Incentive Award Plan. The Alaska Communications Systems Group, Inc. 2012 ESPP was approved by the Company’s shareholders in June 2012 and the ACS 1999 Employee Stock Purchase Plan (“1999 ESPP”) was retired on June 30, 2012. References to “stock incentive plans” include, as applicable, the 2011 Incentive Award Plan, the 2012 ESPP, the 1999 ESPP and the Prior Plans. An aggregate of 19,210 shares of the Company’s common stock have been authorized for issuance under its stock incentive plans. At December 31, 2017, a total of 1,035 shares remain available for future issuance under the Company’s equity compensation plans, including the 2011 Incentive Award Plan and 2012 Employee Stock Purchase Plan.

Prior to 2017, the Company’s stock-based compensation expense reflected an estimate of forfeited share-based awards. Upon the adoption of ASU 2016-09 effective January 1, 2017, the Company elected to account for forfeitures when they occur. This standard was adopted on a modified retrospective basis and stock-based compensation expense for the years ended December 31, 2016 and 2015 have not be restated for this change. Adoption did not have a material effect on the Company’s stock-based compensation expense. See Note 1 “Summary of Significant Accounting Policies” for additional information.

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

Restricted Stock Units, Long-term Incentive Awards and Non-Employee Director Stock Compensation

RSUs issued prior to December 31, 2010 vested ratably over three, four or five years, RSUs issued in 2011 vested ratably over three years, RSUs granted in 2012 vested in one year or ratably over three years, and RSU’s granted in 2017 vest ratably over three years. Long-term incentive awards (“LTIP”) were granted to executive management annually through 2010. The LTIP awards cliff vested in five years with accelerated vesting in three years if cumulative three-year profitability criteria were met. Since January 2008, the Company has maintained a policy which requires that non-employee directors receive a portion of their annual retainer in the form of Alaska Communications stock. Non-employee director stock compensation vests when granted. The directors make an annual election on whether to have the stock issued or to have it deferred.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

16.	STOCK INCENTIVE PLANS (Continued)

The following table summarizes the RSU, LTIP and non-employee director stock compensation activity for the year ended December 31, 2017:

		Weighted
		Average
		Grant-Date
	Number of	Fair
	Shares	Value
Nonvested at December 31, 2016	1,414	$1.79
Granted	679	$2.27
Vested	(806)	$1.88
Canceled or expired	(64)	$1.74
Nonvested at December 31, 2017	1,223	$2.00

Performance Based Units

The Company measures the fair value of 2017 PSUs with service and performance conditions based on the closing price of the underlying shares at the grant date. The amount of expense recognized each reporting period is based on changes to the expected achievement of the performance conditions, or actual value if the PSUs otherwise vest or are determined by the Compensation Committee of the Company’s Board of Directors to be unlikely to vest prior to expiration. For 2017 PSUs that include a market condition such as the Company achieving a specified stock price or a specified return on the stock price, the Company measures the fair value of PSUs using a Monte Carlo simulation model as more fully described below. Share-based compensation expense related to market conditions will be recognized regardless of whether the market condition is satisfied, provided that the associated performance condition has been achieved and the requisite service has been provided.

The following table summarizes PSU activity for the year ended December 31, 2017:

		Weighted
		Average
		Grant-Date
	Number of	Fair
	Shares	Value
Nonvested at December 31, 2016	1,334	$1.77
Granted	615	$1.14
Vested	(532)	$1.78
Canceled or expired	(86)	$1.76
Nonvested at December 31, 2017	1,331	$1.47

PSUs granted prior to 2017 vest ratably over three years beginning at the grant date, while PSUs granted in 2017 vest at the end of the 2.5-year performance period, subject to achievement of certain performance conditions, achievement of a market condition and approval of the Compensation and Personnel Committee of the Board of Directors. As of December 31, 2017, certain Company performance targets were deemed probable of achievement and the relevant stock compensation was expensed accordingly based on the authoritative accounting guidance on share-based payments.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

16.	STOCK INCENTIVE PLANS (Continued)

A total of 614,585 PSUs were granted in 2017. Performance goals associated with PSUs granted in 2017 include a minimum threshold non-GAAP earnings performance measure which must be achieved before any of the secondary goals are considered. The secondary goals are weighted at 50% each and consist of a non-GAAP liquidity performance condition and a market condition. Subject to achievement of the performance measures and market condition, vesting thresholds range from 50% to 150% for each of the secondary goals. The targets for the secondary performance condition were only partially established and will be finalized for fiscal years 2018 and 2019 in the first quarter of those respective fiscal years. The performance targets and actual achievement for this secondary performance condition will be averaged over the performance period and vesting will be determined in March 2020 after certification of the Company’s fiscal 2019 financial results. As a result, the valuation for the secondary performance condition is expected to be based on the quoted closing price of the Company’s common stock in fiscal 2019 when the performance targets are established. Expense will be attributed to earnings over the requisite service period to the extent the Company’s achievement of the secondary performance condition is probable of being met.

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

Valuation Assumptions

Prior to 2017, the Company’s stock-based compensation expense reflected an estimate of forfeited share-based awards of 9% annually. Upon the adoption of ASU 2016-09 effective January 1, 2017, the Company elected to account for forfeitures when they occur.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

16.	STOCK INCENTIVE PLANS (Continued)

Selected Information on Equity Instruments and Share-Based Compensation

Selected information on equity instruments and share-based compensation under the plan for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Years Ended
	December 31,
	2017	2016	2015
Total compensation cost for share-based payments	$1,509	$2,830	$2,008
Weighted average grant-date fair value of equity instruments granted	$1.73	$1.74	$1.82
Total fair value of shares vested during the period	$2,455	$2,029	$2,615
Unamortized share-based payments	$1,784	$1,562	$1,421
Weighted average period in years to be recognized as expense	1.61	1.36	1.39

Share-based compensation expense is classified as “Selling, general and administrative expense” in the Company’s Consolidated Statements of Comprehensive (Loss) Income.

The Company purchases, from shares authorized under the 2011 Incentive Award Plan, sufficient vested shares to cover minimum employee payroll tax withholding requirements upon the vesting of restricted stock. The Company expects to repurchase approximately 250 shares in 2018. This amount is based upon an estimation of the number of shares of restricted stock awards expected to vest during 2018.

At December 31, 2017, 539 shares remain available for future issuance under the Company’s 2011 Incentive Award Plan.

Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan

The Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan was approved by the Company’s shareholders in June 2012. The 2012 ESPP will terminate upon the earlier of (i) the last exercise date prior to the tenth anniversary of the adoption date, unless sooner terminated in accordance with the 2012 ESPP; or (ii) the date on which all purchase rights are exercised in connection with a change in ownership of the Company. A participant in the 2012 ESPP will be granted a purchase right to acquire shares of common stock at six-month intervals on an ongoing basis, subject to the continuing availability of shares under the 2012 ESPP. Each participant may authorize periodic payroll deductions in any multiple of 1% (up to a maximum of 15%) of eligible compensation to be applied to the acquisition of common stock at semiannual intervals. The 2012 ESPP imposes certain limitations upon a participant’s rights to acquire common stock. No participant will have any shareholder rights with respect to the shares covered by their purchase rights until the shares are actually purchased on the participant’s behalf. No adjustments will be made for dividends, distributions or other rights for which the record date is prior to the date of the actual purchase.

The Company reserved 1,500 shares of its common stock for issuance under the 2012 ESPP. The fair value of each purchase right under the 2012 ESPP is charged to compensation expense over the offering period to which the right pertains, and is reflected in total compensation cost for share-based payments in the above table. Shares purchased by employees and the associated compensation expense under the 2012 ESPP, which is reflected in the preceding table, were not material in the years ended December 31, 2017, 2016 and 2015.

At December 31, 2017, 496 shares remain available for future issuance under the Company’s 2012 ESPP.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

17.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental non-cash transaction information for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Supplemental Non-cash Transactions:
Capital expenditures incurred but not paid at December 31	$5,092	$3,508	$11,600
Property acquired under capital leases	$1,078	$-	$20
Additions to ARO asset	$228	$159	$254
Assets contributed to joint venture by noncontrolling interest	$-	$-	$922
Note receivable on sale of asset	$-	$-	$2,650

Nonmonetary Exchanges:
Property, plant and equipment	$-	$-	$710
Deferred revenue	$-	$-	$(2,310)
Prepaid expenses	$-	$-	$1,600
IRUs received	$-	$-	$2,765
IRUs relinquished	$-	$-	$(2,765)

18.	BUSINESS SEGMENTS

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

18.	BUSINESS SEGMENTS (Continued)

The following table presents service and product revenues from external customers for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Wireline Revenue
Business and Wholesale Revenue
Business broadband	$61,559	$59,218	$51,058
Business voice and other	26,508	27,903	28,909
Managed IT services	4,293	4,173	3,316
Equipment sales and installations	4,412	6,441	6,274
Wholesale broadband	36,081	31,581	28,126
Wholesale voice and other	6,267	7,539	8,764
Total Business and Wholesale Revenue	139,120	136,855	126,447
Consumer Revenue
Broadband	25,441	24,981	25,621
Voice and other	11,676	12,763	14,408
Total Consumer Revenue	37,117	37,744	40,029
Total Business, Wholesale, and Consumer Revenue	176,237	174,599	166,476
Regulatory Revenue
Access	30,974	32,412	33,644
High cost support	19,694	19,855	19,682
Total Regulatory Revenue	50,668	52,267	53,326
Total Wireline Revenue	226,905	226,866	219,802
Wireless & AWN Related Revenue
Service revenue, equipment sales and other	-	-	6,300
Transition services	-	-	4,769
CETC	-	-	1,654
Amortization of deferred AWN capacity revenue	-	-	292
Total Wireless & AWN Related Revenue	-	-	13,015
Total Operating Revenue	$226,905	$226,866	$232,817

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

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company establishes an accrual when a particular contingency is probable and estimable, and has recorded a litigation accrual totaling $684 at December 31, 2017 against certain current claims and legal actions. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

 (In Thousands, Except Per Share Amounts)

20.	SELECTED QUARTERLY FINANCIAL INFORMATION

	Quarterly Financial Data
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
2017
Operating revenues	$56,731	$58,536	$56,703	$54,935	$226,905
Gross profit (before charge for depreciation and amortization)	$31,589	$32,082	$30,013	$28,617	$122,301
Operating income	$4,574	$5,602	$3,519	$5,012	$18,707
Net (loss) income	$(708)	$(2,830)	$284	$(2,976)	$(6,230)
Net (loss) income attributable Alaska Communications	$(676)	$(2,798)	$320	$(2,947)	$(6,101)
Net (loss) income per share attributable to Alaska Communications:
Basic	$(0.01)	$(0.05)	$0.01	$(0.06)	$(0.12)
Diluted	$(0.01)	$(0.05)	$0.01	$(0.06)	$(0.12)

2016
Operating revenues	$56,328	$56,262	$56,483	$57,793	$226,866
Gross profit (before charge for depreciation and amortization)	$30,200	$30,719	$31,090	$32,720	$124,729
Operating income	$4,316	$4,365	$4,100	$6,728	$19,509
Net income	$53	$283	$320	$1,597	$2,253
Net income attributable Alaska Communications	$86	$317	$354	$1,629	$2,386
Net income per share attributable to Alaska Communications:
Basic	$-	$0.01	$0.01	$0.03	$0.05
Diluted	$-	$0.01	$0.01	$0.03	$0.05