Form 10-Q
period 2018-03-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2018-05-10
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Page

Number

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 101.INS

Exhibit 101.SCH

Exhibit 101.CAL

Exhibit 101.DEF

Exhibit 101.LAB

Exhibit 101.PRE

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$5,226	$4,354
Restricted cash	11,814	11,814
Accounts receivable, net of allowance of $2,842 and $2,729	30,084	32,535
Materials and supplies	5,681	7,046
Prepayments and other current assets	13,286	6,115
Total current assets	66,091	61,864

Property, plant and equipment	1,365,845	1,357,929
Less: accumulated depreciation and amortization	(999,367)	(991,816)
Property, plant and equipment, net	366,478	366,113

Deferred income taxes	2,308	3,394
Other assets	11,675	11,415
Total assets	$446,552	$442,786

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term obligations	$16,882	$17,030
Accounts payable, accrued and other current liabilities	33,752	36,148
Advance billings and customer deposits	4,523	4,213
Total current liabilities	55,157	57,391

Long-term obligations, net of current portion	167,656	168,959
Deferred income taxes	1,479	596
Other long-term liabilities, net of current portion	60,565	61,330
Total liabilities	284,857	288,276
Commitments and contingencies
Alaska Communications stockholders' equity:
Common stock, $.01 par value; 145,000 authorized; 53,111 issued and outstanding at March 31, 2018; 52,526 issued and outstanding at December 31, 2017	531	525
Additional paid in capital	158,795	158,969
Retained earnings (accumulated deficit)	3,460	(3,579)
Accumulated other comprehensive loss	(2,090)	(2,396)
Total Alaska Communications stockholders' equity	160,696	153,519
Noncontrolling interest	999	991
Total stockholders' equity	161,695	154,510
Total liabilities and stockholders' equity	$446,552	$442,786

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2018	2017

Operating revenues	$55,972	$56,731

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	25,833	25,142
Selling, general and administrative	16,012	17,939
Depreciation and amortization	8,787	8,903
(Gain) loss on disposal of assets, net	(3)	19
Total operating expenses	50,629	52,003

Operating income	5,343	4,728

Other income and (expense):
Interest expense	(3,504)	(3,845)
Loss on extinguishment of debt	-	(2,276)
Interest income	14	7
Other income (expense), net	104	(154)
Total other income and (expense)	(3,386)	(6,268)

Income (loss) before income tax benefit	1,957	(1,540)

Income tax benefit	112	832

Net income (loss)	2,069	(708)

Less net loss attributable to noncontrolling interest	(32)	(32)

Net income (loss) attributable to Alaska Communications	2,101	(676)

Other comprehensive income (loss):
Minimum pension liability adjustment	57	29
Income tax effect	(16)	(12)
Amortization of defined benefit plan loss	91	154
Income tax effect	(26)	(63)
Interest rate swap marked to fair value	305	25
Income tax effect	(87)	(11)
Reclassification to interest expense	(25)	25
Income tax effect	7	(10)
Total other comprehensive income	306	137
Total comprehensive income (loss) attributable to Alaska Communications	2,407	(539)

Net loss attributable to noncontrolling interest	(32)	(32)
Total other comprehensive income attributable to noncontrolling interest	-	-
Total comprehensive loss attributable to noncontrolling interest	(32)	(32)
Total comprehensive income (loss)	$2,375	$(571)

Net income (loss) per share attributable to Alaska Communications:
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)

Weighted average shares outstanding:
Basic	52,681	52,011
Diluted	53,857	52,011

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statement of Stockholders' Equity

Three Months Ended March 31, 2018

(Unaudited, In Thousands Except Per Share Amounts)

	Alaska Communications Stockholders' Equity
				(Accumulated	Accumulated
			Additional	Deficit)	Other
		Common	Paid in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Stock	Capital	Earnings	Loss	Interest	Equity

Balance at December 31, 2017	52,526	$525	$158,969	$(3,579)	$(2,396)	$991	$154,510

Cumulative effect of new accounting principles adopted	-	-	-	4,938	-	-	4,938

Total comprehensive income (loss)	-	-	-	2,101	306	(32)	2,375

Stock compensation	-	-	242	-	-	-	242

Surrender of shares to cover minimum withholding taxes on stock-based compensation	-	-	(410)	-	-	-	(410)

Issuance of common stock, pursuant to stock plans, $.01 par	585	6	(6)	-	-	-	-

Contributions from noncontrolling interest	-	-	-	-	-	40	40

Balance at March 31, 2018	53,111	$531	$158,795	$3,460	$(2,090)	$999	$161,695

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$2,069	$(708)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,787	8,903
(Gain) loss on disposal of assets, net	(3)	19
Amortization of debt issuance costs and debt discount	356	1,025
Loss on extinguishment of debt	-	2,276
Amortization of deferred capacity revenue	(947)	(847)
Stock-based compensation	242	610
Income tax benefit	(112)	(832)
Charge for uncollectible accounts	537	89
Other non-cash expense, net	90	145
Income taxes payable	-	574
Changes in operating assets and liabilities	2,402	(5,956)
Net cash provided by operating activities	13,421	5,298

Cash Flows from Investing Activities:
Capital expenditures	(8,680)	(5,148)
Capitalized interest	(420)	(243)
Change in unsettled capital expenditures	(1,272)	(1,225)
Proceeds on sale of assets	-	3
Net cash used by investing activities	(10,372)	(6,613)

Cash Flows from Financing Activities:
Repayments of long-term debt	(8,807)	(86,806)
Proceeds from the issuance of long-term debt	7,000	180,000
Debt issuance costs and discounts	-	(5,217)
Cash paid for debt extinguishment	-	(1,313)
Cash proceeds from noncontrolling interest	40	-
Payment of withholding taxes on stock-based compensation	(410)	(599)
Net cash (used) provided by financing activities	(2,177)	86,065

Change in cash, cash equivalents and restricted cash	872	84,750
Cash, cash equivalents and restricted cash, beginning of period	16,168	23,145

Cash, cash equivalents and restricted cash, end of period	$17,040	$107,895

Supplemental Cash Flow Data:
Interest paid	$3,441	$1,536
Income taxes refunded, net	$-	$(574)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes the disclosures made are adequate to make the information presented not misleading.

See Note 2 “Revenue Recognition” for a summary of the Company’s revenue recognition policies and related disclosures.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income (loss) and cash flows for all periods presented. Comprehensive income (loss) for the three months ended March 31, 2018, is not necessarily indicative of comprehensive income (loss) which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2017 has been derived from the audited financial statements as of that date but does not include all information and notes required by GAAP for complete financial statements. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

Out-of-Period Adjustment

The Company determined that income tax expense as reported in its financial statements for the year ended December 31, 2017 was overstated by $703. This error resulted in the net loss and net loss per share being understated by $703 and $0.01, respectively, for that period. The Company considered the effect of this overstatement on its current period and prior period financial statements. Based on this assessment it determined that the error did not have a material effect on its financial statements for the year ended December 31, 2017, and is not expected to have a material effect on its financial statements for the full year ended December 31, 2018. Accordingly, the Company has recorded the correction of this error as an out-of-period adjustment in the three-month period ended March 31, 2018. The income tax benefit of $112 and net income of $2,069 as reported in the three-month period ended March 31, 2018 include the effect of the $703 correction.

Recently Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”) on a modified retrospective basis. ASC 606 requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of ASC 606 did not have a material effect on the Company’s recognition of revenue, operating expenses and cash flows. Adoption resulted in the establishment of a contract asset of $6,898, consisting of contract acquisition costs associated with sales commissions, and a resulting deferred income tax liability of $1,960. Accumulated deficit was reduced $4,938. See Note 2 “Revenue Recognition” for a summary of the Company’s revenue recognition policies and other disclosures required under ASC 606.

Effective January 1, 2018, the Company adopted ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715)” (“ASU 2017-07”). The amendments in ASU 2017-07 require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 also requires that only the service cost component is eligible for capitalization when applicable. Pension benefits for substantially all of the Company’s Alaska-based employees are provided through the Alaska Electrical Pension Fund, a multiemployer defined benefit plan. The Company pays a contractual hourly amount based on employee classification or base compensation. The components of net periodic pension costs are not specified in this amount. The Company’s sole single-employer defined benefit plan, which covers a limited number of employees previously employed by a predecessor to one of our subsidiaries, is frozen, and the cost of this plan does not include a service component. Accordingly, total net periodic pension expense of $91 in the three-month period ended March 31, 2018 has been reported as a component of “Other income (expense), net” in the Statement of Comprehensive Income (Loss). ASU 2017-07 was adopted on a retrospective basis and net periodic pension expense of $154 in the three-month period ended March 31, 2017 was reclassified from “Selling, general and administrative” to “Other income (expense), net” in the Statement of Comprehensive Income (Loss). The Company utilized the practical expedient provided by ASU 2017-07 which permits the use of the amounts disclosed in the retirement plans note as the basis for applying the retrospective presentation requirements.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effective January 1, 2018, the Company adopted ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting” (“ASU 2017-09”). The amendments in ASU 2017-09 are intended to provide clarity, and reduce diversity in practice and the cost and complexity of applying the guidance in Topic 718. The primary provision of ASU 2017-09 is to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a change as a modification unless all the following conditions are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of ASU 2017-09 will be applied prospectively to awards modified on or after January 1, 2018. The effect of the adoption of ASU 2017-09 on the Company’s financial statements and related disclosures will be dependent on the frequency and types of changes made to its share-based payment awards. There were no applicable changes made during the three-month period ended March 31, 2018.

Accounting Pronouncements Issued Not Yet Adopted

In February 2016, the Financial Account Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The primary change in GAAP addressed by ASU 2016-02 is the requirement for a lessee to recognize on the balance sheet a liability to make lease payments (“lease liability”) and a right-of-use asset representing its right to use the underlying asset for the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. ASU 2016-02 also requires qualitative and quantitative disclosures to enable users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12”). The amendments in ASU 2017-12 are intended to improve and simplify the accounting rules for hedge accounting, including providing a better portrayal of the economic results of an entity’s risk management activities in its financial statements and simplification of the application of hedge accounting guidance. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and, for qualifying hedges, requires the entire change in the fair value of the hedging instrument to be presented in the same income statement line as the hedged item. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted in any interim period or fiscal year prior to the effective date. The accounting and disclosure requirements are to be adopted on a prospective basis and a cumulative-effect adjustment is to be recorded for cash flow and net investment hedges existing at the date of adoption. The Company is evaluating the effect that ASU 2017-12 will have on its consolidated financial statements and related disclosures.

2.            REVENUE RECOGNITION

Revenue Recognition Policies

Revenue Accounted for in Accordance with ASC 606

The Company adopted the provisions of ASC 606 effective in the first quarter of 2018 on a modified retrospective basis. Refer to Note 1 “Summary of Significant Accounting Policies” for a summary of the effect of adoption on the Company’s consolidated financial statements.

The Company applied the provisions of ASC 606 to its contracts with customers that had not been completed as of January 1, 2018. Adoption of ASC 606 did not have a material effect on the Company’s recognition of revenue. Adoption resulted in a net increase in “Selling, general and administrative expenses” of $346 in the three-month period ended March 31, 2018 reflecting the amortization of deferred sales commissions incurred in prior years, offset by the deferral of sales commission incurred in 2018. Net income in the three-month period ended March 31, 2018 was reduced by $243.

At contract inception, the Company assesses the goods and services promised to the customer and identifies the performance obligation for each promise to transfer a good or service that is distinct. The Company considers all obligations whether they are explicitly stated in the contract or are implied by customary business practices.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

2.          REVENUE RECOGNITION (Continued)

The Company’s broadband and voice revenue includes service, installation and equipment charges. The primary performance obligation in contracts for broadband and voice services is the provision of that service over time to the customer and revenue is recognized as that service is provided to the customer. The Company also charges certain of its broadband and voice service customers for equipment installed on the customers’ premise, physical possession, control and ownership of which pass to the customer upon installation. Revenue is recognized for these obligations at the point of installation. The contract price is allocated between the service, installation and equipment components based on their relative standalone selling prices. Installation and equipment revenue is not a significant component of broadband and voice revenue. Revenue associated the Company’s Lifeline customer base (included in the Consumer voice and other category) is less certain and is therefore recognized on a cash basis as payments are received.

Managed IT revenues include the sale, configuration and installation of equipment and the subsequent provision of ongoing IT services. Revenue is recognized on the sale, configuration and installation of equipment when physical possession, control and ownership of the equipment has been passed to the customer. The customer is typically billed for equipment separately from the subsequent IT services. Revenue associated with ongoing IT services is recognized as that service is provided. The contract price is allocated to each of these performance obligations based on their relative standalone selling prices. Revenue and cost of sales is recognized on the resale of equipment and other products only when the Company has control of the product, inventory risk and the discretion to establish pricing prior to transfer to the customer. For the resale of products where the Company does not meet these criteria, revenue is recognized at the net of the selling price to the customer and the Company’s cost.

The Company enters into contracts with its rural health care customers and is subject to various regulatory requirements associated with the provision of these services. Revenues associated with rural health care customers are recognized based on the amount the Company expects to collect as evidenced in its contract with the customer and the Company’s and customer’s agreement with the Federal Communications Commission (“FCC”) as the relevant service is provided. Payment for the services is made, in part, by the customer. The Company also receives funding support for these services through the FCC’s rural health care universal service support mechanism. Funding through the FCC represents the predominant portion of the total funding. The amount expected to be collected from the FCC is based on program funding levels and actual or recent historical approval levels of customer applications. In March 2018, the Universal Service Administrative Company (“USAC”), which administers this program, announced that demand for rural health care support had exceeded the program’s $400 million annual cap in Funding Year 2017, which began on July 1, 2017 and ends on June 30, 2018, and that applicants that filed successful funding requests would receive 84.4% of the funding for which they were otherwise eligible. As of March 31, 2018, USAC had not issued approval notices to the Company’s rural health care customers (all of whom had timely applied for funding) for Funding Year 2017. In 2017 and prior years, the Company recognized revenue from its rural health care customers based on a selling price that was fixed or determinable and for which collectability was reasonably assured. Adoption of ASU 2014-09 did not have a material effect on the Company’s recognized rural health care revenue. Rural health care revenues are a component of business broadband revenue.

Regulatory access revenue includes (i) special access, which is primarily access to dedicated circuits sold to wholesale customers, substantially all of which is generated from interstate services; and (ii) cellular access, which is the transport of tariffed local network services between switches for cellular companies based on individually negotiated contracts. Regulatory access revenue is recognized as the service is provided to the customer.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

2.	REVENUE RECOGNITION (Continued)

Certain contracts with customers provide for customer payment in advance of or subsequent to the Company providing the associated goods or services. Such payments include customer funding of enhancements or additions to the Company’s network and other related assets. As provided for under ASC 606, a financing component has not been applied if the time between payment by the customer and provision of the goods or services by the Company is one year or less. The Company has also not applied a financing component to certain contracts which include an advance customer payment associated with service to be provided over a period extending beyond one year. The advance payments provided for in these contracts is not material individually or in the aggregate.

Substantially all recurring non-usage sensitive service revenues are billed one month in advance and are deferred until the service has been provided to the customer. Non-recurring and usage sensitive revenues are billed in arrears and are recognized when the relevant service is provided. Equipment sales and installation are billed following customer acceptance. Payment terms for the contracts discussed above are typically thirty days.

Revenue Accounted for in Accordance with Other Guidance

Deferred revenue capacity liabilities are established for indefeasible rights of use (“IRUs”) on the Company’s network provided to third parties and are typically accounted for as operating leases. A deferred revenue liability is established at fair value and amortized to revenue on a straight-line basis over the contractual life of the relevant contract. Exchanges of IRUs with other carriers are accounted for as operating leases if the arrangement has commercial substance.

The Company has also established deferred revenue liabilities for other agreements outside the scope of ASC 606, including business combinations and non-monetary transactions. Revenue associated with these agreements is recognized in accordance with the relevant accounting guidance.

Regulatory access revenue includes interstate and intrastate switched access, consisting of services based primarily on originating and terminating access minutes from other carriers. The Company assess its customers for surcharges, typically on a monthly basis, as required by various state and federal regulatory agencies, and remits these surcharges to these agencies. These pass-through surcharges include Federal Universal Access and State Universal Access. These surcharges vary from year to year, and are primarily recognized as revenue, and the subsequent remittance to the state or federal agency as a cost of sale and service. The charges are assessed on only a portion of the services provided. Other non-pass-through surcharges are collected from customers as authorized by the regulatory body. The amount charged is based on the type of line: single line business, multi-line business, consumer or lifeline. The rates are established based on federal or state orders. These charges are recorded as revenue and do not have a direct associated cost. Rather, they represent a revenue recovery mechanism established by the FCC or the Regulatory Commission of Alaska.

High-cost support revenue consists of interstate and intrastate universal support funds and similar revenue streams structured by federal and state regulatory agencies that allow the Company to recover its cost of providing universal service in Alaska. The FCC released the Connect America Fund (“CAF”) Phase II order specific to Alaska Communications which transitioned from CAF Phase I frozen support to CAF Phase II. Funding under the new program will generally require the Company to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, and meet interim milestone build-out obligations. In addition to federal high cost support, the Company is designated by the State of Alaska as a Carrier of Last Resort (“COLR”) in five of the six study areas. In addition to COLR, the Company receives Carrier Common Line (“CCL”) support. As a COLR the Company is required to provide services essential for retail and carrier-to-carrier telecommunication throughout the applicable coverage area. High-cost support revenue is recognized when cash is received.

The Company collects sales and other similar taxes from its customers on behalf of various governmental authorities, and remits these taxes to the appropriate authorities. The collection of such taxes is not recognized as revenue.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

2.            REVENUE RECOGNITION (Continued)

Disaggregation of Revenue

The following table provides the Company’s revenue disaggregated on the basis of its primary markets, customers, products and services for the three-month period ended March 31, 2018.

Revenue Accounted for Under ASC 606
Business and Wholesale Revenue
Business broadband	$13,600
Business voice and other	6,851
Managed IT services	1,265
Equipment sales and installations	922
Wholesale broadband	8,056
Wholesale voice and other	1,488

Total Business and Wholesale Revenue	32,182

Consumer Revenue
Broadband	6,492
Voice and other	2,877

Total Consumer Revenue	9,369

Regulatory Revenue
Access (1)	6,207

Total	47,758

Revenue Not Accounted for Under ASC 606
Business and Wholesale Revenue
Operating leases and other deferred revenue	1,581
Regulatory
Access (2)	1,710
High-cost support	4,923

Total	8,214

Total Revenue	$55,972

(1)     Includes customer ordered service and special access.

(2)     Includes carrier of last resort and carrier common line.

Business broadband revenue includes revenue associated with rural health care customers. Consumer voice and other revenue includes revenue associated with the FCC’s Lifeline program.

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the three-month period ended March 31, 2018:

Services transferred over time	$40,629
Goods transferred at a point in time	922
Regulatory access revenue	6,207
Total revenue	$47,758

Transaction Price Allocated to Remaining Performance Obligations

The aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with customers that are unsatisfied, or partially unsatisfied, accounted for in accordance with ASC 606 was approximately $110,840 at March 31, 2018. Revenue will be recognized as the Company satisfies the associated performance obligations. For equipment delivery, installation and configuration, which comprise approximately $912 of the total, the performance obligation is currently expected to be satisfied during 2018. For business broadband, voice and managed IT services, which comprise approximately $109,928 of the total, the performance obligation will be satisfied as the service is provided over the terms of the contracts, which range from one to ten years. The Company’s agreements with its consumer customers are typically on a month-to-month basis. Therefore, the Company’s provision of future service to these customers is not reflected in the above discussion of future performance obligations.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

2.            REVENUE RECOGNITION (Continued)

Contract Assets and Liabilities

The Company incurs certain incremental costs to obtain contracts that it expects to recover. These costs consist primarily of sales commissions and other directly related incentive compensation payments (reported as contract additions in the table below) which are dependent upon, and paid upon, successfully entering into individual customer contracts. The resulting contract asset is amortized to expense over the relevant contract life consistent with recognition of the associated revenue. In the event a contract with a customer is cancelled or modified, the unamortized portion of the associated contract asset is written off or adjusted as required. The Company does not incur material contract fulfillment costs associated with is contracts with customers. The cost of the Company’s network and related equipment, and enhancements to the network required under customer contracts, is accounted for in accordance with ASC 360 Property, Plant and Equipment. As described above, customer premise equipment constitutes a separate performance obligation under the contract and is sold to the customer. Modems are sold to the customer upon installation and are accounted for in accordance with ASC 330, Inventory.

Certain contracts allow customers to modify their contract. When a contract is modified, the Company evaluates the change in scope or price of the contract to determine if the modification should be treated as a separate contract, if there is a termination of the existing contract and creation of a new contract, or if the modification should be considered a change associated with the existing contract. When a customer adds a distinct service to an existing contract for the standalone selling price of that service, the new service is treated as a separate contract.

The table below provides a reconciliation of the contract assets associated with contracts with customers accounted for in accordance with ASC 606 for the three-month period ended March 31, 2018. Contract modifications and cancellations did not have a material effect on contract assets in the three-month period ended March 31, 2018. Contract assets are classified as “Prepayments and other current assets” on the consolidated balance sheet.

Balance at beginning of period	$6,898
Contract additions	555
Amortization	(901)
Balance at end of period	$6,552

The Company recorded a provision for uncollectible accounts receivable of $537 in the three-month period ended March 31, 2018 associated with its contracts with customers. See Note 5 “Accounts Receivable.”

The table below provides a reconciliation of the contract liabilities associated with contracts with customers accounted for in accordance with ASC 606 for the three-month period ended March 31, 2018. Contract liabilities consist of deferred revenue and are included in “Accounts payable, accrued and other current liabilities” and “Other long-term liabilities, net of current portion.”

Balance at beginning of period	$1,150
Contract additions	209
Revenue recognized	(118)
Balance at end of period	$1,241

3.     JOINT VENTURE

In 2015, the Company entered into a series of transactions including the acquisition of a fiber optic network on the North Slope arctic area of Alaska and the establishment of AQ-JV to own, operate and market part of that network. The network provides reliable fiber-optic connectivity where only high-cost microwave and high-latency satellite communications was previously available. Through AQ-JV, this network has been made available to other telecom carriers in the market.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

3.     JOINT VENTURE (Continued)

The Company determined that the Joint Venture is a Variable Interest Entity as defined in ASC 810, “Consolidation.” The Company consolidates the financial results of AQ-JV based on its determination that, the 50 percent voting interest of each party notwithstanding, for accounting purposes it holds a controlling financial interest in, and is the primary beneficiary of, the joint venture. This determination was based on (i) the Company’s expected future utilization of certain assets of the joint venture in the operation of the Company’s business; (ii) the Company’ engineering, design, installation, service and maintenance expertise in the telecom industry and its existing relationships and presence in the Alaska telecom market are expected to be significant factors in the successful operation of the joint venture; and (iii) the Company’s role as joint venture manager and its right to a management fee equal to a percentage of the joint venture’s collected gross revenue. There was no gain or loss recognized by the Company on the initial consolidation of the joint venture. The Company has accounted for and reported QHL’s 50 percent ownership interest in AQ-JV as a noncontrolling interest.

The table below provides certain financial information about the joint venture included on the Company’s consolidated balance sheet at March 31, 2018 and December 31, 2017. Cash may be utilized only to settle obligations of the joint venture. Because the joint venture is an LLC, and the Company has not guaranteed its operations, the joint venture’s creditors do not have recourse to the general credit of the Company.

	2018	2017
Cash	$230	$190
Property, plant and equipment, net of accumulated depreciation of $235 and $211	$1,906	$1,930

The operating results and cash flows of the joint venture in the three-month periods of 2018 and 2017 were not material to the Company’s consolidated financial results.

4.     FAIR VALUE MEASUREMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

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

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The estimated fair value of the Company’s 6.25% Convertible Notes due 2018 (“6.25% Notes”) Notes of $10,044 at March 31, 2018, was estimated based on quoted market prices for identical instruments on dates different from the market trade date value (Level 2). The carrying value of the 6.25% Notes at March 31, 2018 was $10,044. The estimated fair value and carrying value of the Company’s 6.25% Notes was $10,026 at December 31, 2017. The 6.25% Notes were repurchased on May 1, 2018. See Note 16 “Subsequent Events.” The carrying values of the Company’s senior credit facilities and other long-term obligations of $177,191 and $178,836 at March 31, 2018 and December 31, 2017, respectively, approximate fair value primarily as a result of the stated interest rates of the 2017 Senior Credit Facility approximating current market rates (Level 2).

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

4.     FAIR VALUE MEASUREMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The following table presents the Company’s financial liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, at each hierarchical level. There were no transfers into or out of Levels 1 and 2 during the first quarter of 2018:

	March 31, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other assets:
Interest rate swaps	$795	$-	$795	$-	$515	$-	$515	$-

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

Under the terms of the 2017 Senior Credit Facility, the Company is required to enter into or obtain an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings under the agreement of a minimum of $90,000 with a weighted average life of at least two years. In 2017, the Company entered into a pay-fixed, receive-floating interest rate swap in the notional amount of $90,000, with an interest rate of 6.49425%, inclusive of a 5.0% LIBOR spread, and a maturity date of June 28, 2019. Changes in fair value of this interest rate swap are recorded to accumulated other comprehensive loss and reclassified to interest expense when the hedged transaction is recognized in earnings. See Note 7 “Long-Term Obligations” and Note 9 “Accumulated Other Comprehensive Loss.”

The following table presents the notional amount, fair value and balance sheet classification of the Company’s derivative financial instruments designated as cash flow hedges as of March 31, 2018 and December, 31, 2017:

		Notional	Fair
	Balance Sheet Location	Amount	Value
At March 31, 2018:
Interest rate swaps	Other assets	$90,000	$795

At December 31, 2017:
Interest rate swaps	Other assets	$90,000	$515

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

4.        FAIR VALUE MEASUREMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The following table presents gains and losses before income taxes on the Company’s interest rate swap designated as cash flow hedges for the three-month periods ending March 31, 2018 and 2017. There was no ineffectiveness associated with these hedges in the periods reported.

	Three Months Ended
	March 31,
	2018	2017
Gain recognized in accumulated other comprehensive loss	$305	$25
Gain (loss) reclassified from accumulated other comprehensive loss	25	(25)

5.         ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at March 31, 2018 and December 31, 2017:

	2018	2017
Retail customers	$23,720	$22,227
Wholesale carriers	5,058	8,146
Other	4,148	4,891
	32,926	35,264
Less: allowance for doubtful accounts	(2,842)	(2,729)
Accounts receivable, net	$30,084	$32,535

The following table summarizes the change in the allowance for doubtful accounts for the three-month period ended March 31, 2018, which is associated entirely with the Company’s contracts with customers:

Balance at January 1	$2,729
Provision for uncollectible accounts	537
Charged to other accounts	(218)
Deductions	(206)
Balance at March 31	$2,842

In March 2018, USAC announced that demand for rural health care support had exceeded the program’s $400 million annual cap in Funding Year 2017, which began on July 1, 2017 and ends on June 30, 2018, and that individual applicants that filed successful funding requests would receive approximately 84.4% of the funding for which they were otherwise eligible. As of March 31, 2018, USAC had not issued approval notices to the Company’s rural health care customers (all of whom had timely applied for funding on an individual basis) for Funding Year 2017. At March 31, 2018, the Company’s accounts receivable, net, associated with its rural health care customers totaled $11,793, and is based on announced funding and expected approval levels, and for which collectability is reasonably assured. In the event approved funding varies from the expected approval level, accounts receivable will be adjusted accordingly. Accounts receivable, net, associated with rural health care customers was $8,580 at December 31, 2017. Rural health care accounts are a component of the Retail Customers category in the above table. See Note 2 “Revenue Recognition” for additional information.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

6.           CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities consist of the following at March 31, 2018 and December 31, 2017:

	2018	2017
Accounts payable - trade	$13,880	$17,739
Accrued payroll, benefits, and related liabilities	10,083	9,286
Deferred capacity and other revenue	4,359	4,817
Other	5,430	4,306
Total accounts payable, accrued and other current liabilities	$33,752	$36,148

Advance billings and customer deposits consist of the following at March 31, 2018 and December 31, 2017:

	2018	2017
Advance billings	$4,491	$4,181
Customer deposits	32	32
Total advance billings and customer deposits	$4,523	$4,213

7.          LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at March 31, 2018 and December 31, 2017:

	2018	2017
2017 senior secured credit facility due 2023	$176,700	$178,350
Debt discount	(2,507)	(2,668)
Debt issuance costs	(2,697)	(2,869)
6.25% convertible notes due 2018	10,044	10,044
Debt discount	-	(18)
Debt issuance costs	-	(4)
Capital leases and other long-term obligations	2,998	3,154
	184,538	185,989
Less current portion	(16,882)	(17,030)
Long-term obligations, net of current portion	$167,656	$168,959

As of March 31, 2018, the aggregate maturities of long-term obligations were as follows:

2018 (April 1 - December 31)	$15,224
2019 (January 1 - December 31)	6,639
2020 (January 1 - December 31)	8,902
2021 (January 1 - December 31)	16,267
2022 (January 1 - December 31)	86,483
2023 (January 1 - December 31)	53,801
Thereafter	2,426
Total maturities of long-term obligations	$189,742

At March 31, 2018, the Company had no amounts outstanding under the revolving facility component of its 2017 Senior Credit Facility.

2017 Senior Credit Facility

The Company’s 2017 Senior Credit Facility includes a Term A-1 Facility, a Term A-2 Facility and a revolving facility of $15,000.

The Term A-1 Facility in the principal amount of $120,000 bears interest at LIBOR plus 5.0% per annum, with a LIBOR minimum of 1.0%. Quarterly principal payments are $1,500 in the fourth quarter of 2017 through the first quarter of 2020; $2,250 in the second quarter of 2020 through the first quarter of 2021; and $4,000 in the second quarter of 2021 through the fourth quarter of 2021. The remaining outstanding principal balance is due on March 13, 2022.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

7.          LONG-TERM OBLIGATIONS (Continued)

The Term A-2 Facility in the principal amount of $60,000 bears interest at LIBOR plus 7.0% per annum, with a LIBOR minimum of 1.0%. Quarterly principal payments are $150 in the fourth quarter of 2017 through the first quarter of 2021; and $600 in the second quarter of 2021 through the fourth quarter of 2022. The remaining outstanding principal balance is due on March 13, 2023.

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

As required under the terms of the 2017 Senior Credit Facility, the Company has entered into interest rate hedges sufficient to effectively fix or limit the interest rate on borrowings under the agreement of a minimum of $90,000 with a weighted average life of at least two years. See Note 4 “Fair Value Measurements and Derivative Financial Instruments” for additional information.

6.25% Convertible Notes Due 2018

The Company’s 6.25% Notes in the aggregate principal amount of $10,044 were outstanding at March 31, 2018. The 6.25% Notes were repurchased on May 1, 2018. See Note 16 “Subsequent Events.”

8.     OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at March 31, 2018 and December 31, 2017:

	2018	2017
Deferred GCI capacity revenue, net of current portion	$32,673	$33,184
Other deferred IRU capacity revenue, net of current portion	18,956	19,366
Other deferred revenue, net of current portion	1,558	1,391
Other	7,378	7,389
Total other long-term liabilities	$60,565	$61,330

9.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive (loss) income for the three-month period ended March 31, 2018:

	Defined
	Benefit
	Pension	Interest
	Plan	Rate Swaps	Total
Balance at December 31, 2017	$(2,765)	$369	$(2,396)
Other comprehensive income before reclassifications	41	218	259
Reclassifications from accumulated comprehensive (loss) income to net income	65	(18)	47
Net other comprehensive income	106	200	306
Balance at March 31, 2018	$(2,659)	$569	$(2,090)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

9.     ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

The following table summarizes the reclassifications from accumulated other comprehensive loss to net income (loss) for the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Amortization of defined benefit plan pension items:
Amortization of loss	$91	$154
Income tax effect	(26)	(63)
After tax	65	91

Amortization of loss on interest rate swap:
Reclassification to interest expense	(25)	25
Income tax effect	7	(10)
After tax	(18)	15
Total reclassifications, net of income tax	$47	$106

Amounts reclassified to net income (loss) from our defined benefit pension plan and interest rate swaps have been presented within “Other income (expense), net” and “Interest expense,” respectively, in the Statements of Comprehensive Income (Loss). The estimated amount to be reclassified from accumulated other comprehensive income as a reduction in interest expense within the next twelve months is $578. See Note 4 “Fair Value Measurements and Derivative Financial Instruments.”

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

The following table summarizes the RSU, LTIP and non-employee director stock compensation activity for the three-month period ended March 31, 2018:

		Weighted
		Average
		Grant Date
	Number	Fair
	of Units	Value
Nonvested at December 31, 2017	1,223	$2.00
Granted	46	1.80
Vested	(677)	1.92
Canceled or expired	(20)	2.01
Nonvested at March 31, 2018	572	$2.07

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

10.     STOCK INCENTIVE PLANS (Continued)

The following table summarizes the PSU activity for the three-month period ended March 31, 2018.

		Weighted
		Average
		Grant Date
	Number	Fair
	of Units	Value
Nonvested at December 31, 2017	1,331	$1.47
Granted	-	-
Vested	(126)	1.77
Canceled or expired	(374)	1.74
Nonvested at March 31, 2018	831	$1.31

The following table provides selected information about the Company’s share-based compensation as of and for the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Total compensation cost for share-based payments	$242	$610
Weighted average grant-date fair value of equity instruments granted (per share)	$1.80	$1.85
Total fair value of shares vested during the period	$1,524	$2,146

At March 31:
Unamortized share-based payments	$1,156	$1,220
Weighted average period (in years) to be recognized as expense	1.7	1.4

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

Effective in 2015, the Company discontinued use of the “if converted” method in calculating diluted earnings per share in connection with its contingently convertible debt. Accordingly, 977 and 9,143 shares related to the 6.25% Notes have been excluded from the calculation of diluted earnings per share for the three-month periods ended March 31, 2018 and 2017, respectively. Due to the Company’s reported net loss for the three-month period ended March 31, 2017, 1,935 potential common share equivalents outstanding, consisting of restricted stock and deferred shares granted to directors, were antidilutive and excluded from the calculation of diluted loss per share.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited, In Thousands Except Per Share Amounts)

11.     EARNINGS PER SHARE (Continued)

The calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2018 and 2017 are as follows:

	Three Months Ended
	March 31,
	2018	2017

Net income (loss) attributable to Alaska Communications	$2,101	$(676)

Weighted average common shares outstanding:
Basic shares	52,681	52,011
Effect of stock-based compensation	1,176	-
Diluted shares	53,857	52,011

Net income (loss) per share attributable to Alaska Communications:
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)

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

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. As of March 31, 2018, this plan is not fully funded under the Employee Retirement Income Security Act of 1974, as amended.

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Interest cost	$141	$156
Expected return on plan assets	(198)	(185)
Amortization of loss	148	183
Net periodic pension expense	$91	$154

Net periodic pension expense is included in the line item “Other income (expense), net” in the Statements of Comprehensive Income (Loss).

13. SUPPLEMENTAL CASH FLOW INFORMATION

Restricted cash of $11,814 at March 31, 2018 and December 31, 2017 consisted of $10,044 to fund the purchase or settlement at maturity of the Company’s 6.25% Notes, certificates of deposit of $1,734 required under the terms of certain contracts to which the Company is a party and other restricted cash of $36. See Note 16 “Subsequent Events.”

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of financial position at March 31, 2018 and 2017 that sum to the total of these items reported in the statement of cash flows:

	March 31,
	2018	2017
Cash and cash equivalents	$5,226	$11,978
Restricted cash	11,814	95,917
Total cash, cash equivalents and restricted cash	$17,040	$107,895

The following table presents supplemental non-cash transaction information for the three-month periods ended March 31, 2018 and 2017:

	2018	2017
Supplemental Non-cash Transactions:
Capital expenditures incurred but not paid at March 31	$3,820	$2,310
Additions to ARO asset	$4	$186

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

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company establishes an accrual when a particular contingency is probable and estimable, and has recorded litigation accruals of $674 at March 31, 2018 against certain current claims and legal actions. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

16.     SUBSEQUENT EVENTS

On May 1, 2018, the Company repurchased the outstanding balance of its 6.25% Notes. The cash settlement totaled $10,358, including principal of $10,044 and accrued interest of $314. Settlement was funded utilizing restricted cash of $10,044 and cash on hand of $314. There was no gain or loss associated with the repurchase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•

governmental and public policy changes and investigations, including on-going changes in our revenues, or obligations for current and prior periods related to these programs, resulting from regulatory actions affecting inter-carrier compensation, and on-going support for federal and state programs such as Carrier of Last Resort obligations and the rural health care universal service support mechanism, as well as our ability to comply with the regulatory requirements to receive those support payments, such as ascertainment of the “urban rate” and “rural rate” used to determine federal support payments for services we provide to the majority of our rural health care customers for current and prior periods

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

•	our ability to repurchase shares of our Common Stock under our repurchase program
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

•	our ability to continue to develop attractive, integrated products and services to evolving industry standards, and meet the pressure from competition to offer these services at lower prices
•	unforeseen challenges when entering new markets
•	unanticipated damage to one or more of our undersea fiber optic cables resulting from construction or digging mishaps, fishing boats or other reasons
•	structural declines for voice and other legacy services within the telecommunications industry
•	a maintenance or other failure of our network or data centers
•	a failure of information technology systems
•	a third-party claim that the Company is infringing upon their intellectual property, resulting in litigation or licensing expenses, or the loss of our ability to sell or support certain products
•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan
•	the success or failure of any future acquisitions or other major transactions
•	geologic or other natural disturbances relevant to the location of our operations
•	the ability to attract, recruit, retain and develop the workforce necessary for implementing our business plan
•	the success of the Company’s expansion into managed IT services, including the execution of those services for customers
•	our internal control over financial reporting may not be effective, which could cause our financial reporting to be unreliable
•	the matters described under Item 1A. Risk Factors in Amendment No. 1 on Form 10-K/A for the year ended December 31, 2017.

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

Alaska’s economy is dependent on investment by oil companies, and state tax revenues correlate with the price of oil as the State assesses a tax based on the retail price of oil that transits the pipeline from the North Slope. The price of crude oil dropped substantially during 2014 through 2016, and began to rebound in 2017. Economists currently expect oil prices to increase in 2018 and trend up in the near term. The decline in the price of crude oil has impacted the state in two ways:

1.	Resource-based companies reduced their level of spending in the state, and in particular the North Slope, through the reduction of operating costs.
2.

The State of Alaska budget, which represents approximately 15% of the state’s total economy, is incurring deficits, but has budgetary reserves available through 2018. Proposals to address these deficits include spending reductions, utilization of earnings from the state’s permanent fund and additional revenues, including new fees and taxes. Reduced spending by the State has had a dampening effect on overall economic activity in the state.

Economists anticipate that slowly increasing oil prices and growing industry optimism bode well for continued new development and increased activity on the North Slope in 2018, supporting an increase in the volume of oil moving through the pipeline and the generation of revenue for the state government.

Economists believe the Alaskan economy entered a moderate recession beginning in the second half of 2015. They are currently projecting that this recession will continue into 2018 but that some positive trends are beginning to emerge. Employment levels in the state declined approximately 1.3% in 2017 (compared with a 2.3% decline in 2016) driven by declines in the oil and gas industry, construction, and Federal and state government, offset by increases in health care and local government. The negative effects of the recession have been mitigated by diversity in the Alaskan economy, including growth in the health care and tourism industries. However, economists believe that, without a long-term solution to the state budget deficit, a full economic recovery may remain elusive.

Our objective is to continue generating sector-leading revenue growth in the broadband market through investments in sales, service, marketing and product development while expanding our broadband network capabilities through higher efficiencies, automation, new technology and expanded service areas. We also intend to continue our growth in the managed IT services market by providing these services to our broadband customers, and leveraging our position as the premier Cloud Enabler for business in the state of Alaska. We also seek to continuously improve our customer service, and utilize the Net Promoter Score (“NPS”) framework to track the feedback of our customers for virtually all customer interactions. We believe that higher NPS scores will allow us to increasingly provide a differentiated service experience for our customers, which will support our growth. We are focused on expanding our margins, and we utilize the LEAN framework to eliminate waste and simplify how we do business.

Regulatory Update

The items reported under Part I, Item 1. Business – Regulation in our Annual Report on Form 10-K for the year ended December 31, 2017, are updated as follows. This section should be read in conjunction with the corresponding items previously disclosed in our Annual Report.

US Federal Regulatory Matters

Rural Health Care Support Program

As described in our most recent Form 10-K, USAC has determined that, for Funding Year 2017, which began July 1, 2017, demand for support from the Rural Health Care support mechanism has exceeded the $400 million cap for the second year in a row. As a result, successful non-consortium applicants will receive approximately 84.4% of the support for which they would otherwise be eligible. USAC has not yet acted on the vast majority of our rural healthcare customers’ funding requests. On March 22, 2018, we filed a Petition with the FCC asking the FCC to direct USAC to issue funding commitments to our customers based on rates we proposed in the Petition.

CAF Phase II

As described in our most recent Form 10-K, in an October 31, 2016 Order, the FCC set our CAF Phase II support at approximately $19.7 million annually through December 31, 2025, and requires us to provide voice and broadband Internet access service to approximately 31,500 locations in unserved and partially served census blocks. On December 28, 2017, Alaska Communications filed a notice with the FCC proposing to serve 6,056 unserved customer locations in partially-served census blocks to partially fulfill this requirement. On March 27, 2018, General Communication, Inc. (GCI”), filed a challenge at the FCC, asserting that it serves 3,099 of these locations. We have filed a response, disputing that assertion. If the FCC determines that we are not able to satisfy our CAF Phase II deployment obligation by serving some or all of those 3,099 disputed locations, it may be more difficult and costly to meet our CAF Phase II deployment requirements at other locations.

On April 26, 2018, the FCC released an Order denying our request to modify the conditions on our use of CAF Phase II high cost support. The CAF locations may include up to 2,714 unserved locations in census blocks deemed “low-cost” by the FCC, so long as we certify that the capital expenditure to serve each such location was at least $5,000.00. The FCC denied our request to reduce that minimum capital expenditure requirement to $2,577.79. As a result of this denial, we may find it more difficult to identify eligible service locations to meet our CAF Phase II deployment requirement.

Satellite Services

On April 19, 2018, the Wireless Telecommunications, International, and Public Safety Bureaus of the FCC announced an immediate, temporary 90-day freeze on the filing of new or modification applications for fixed-satellite service earth station licenses, receive-only earth station registrations, and fixed microwave licenses in the 3.7 - 4.2 GHz band (“C-band”), in order to preserve the current landscape of authorized operations in that band while the Commission continues to examine opportunities to permit expanded terrestrial use of that band for mobile broadband and additional fixed services.  We recently began using C-band satellite earth stations to provide services via satellite to our customers, using the Eutelsat E115WB satellite, and intend to expand our use of C-band satellite services to serve customers in 2018. The FCC’s temporary freeze may make it more difficult or costly for us to do so.

State of Alaska Regulatory Matters

Alaska Universal Service Fund

The Alaska Universal Service Fund (“AUSF”) serves as a complement to the federal Universal Service Fund, but must meet federal statutory criteria. The Regulatory Commission of Alaska (“RCA”) has opened an “information docket” to evaluate and scope a comprehensive AUSF reform rulemaking that might include consideration of the Fund’s continued need. The RCA has also opened a rulemaking to review the regulations specific to AUSF shortfalls. A final decision in that matter was issued in late December, 2018. These rules were transmitted to the Lt. Governor for signature and became effective April, 2018. They eliminate the hierarchy of shortfall payments except for Lifeline and administrative operating expenses.

In January, 2018, the RCA opened a rulemaking to repeal the AUSF effective July 31, 2019, and sought comments and reply comments. The Alaska Telephone Association and its members filed a plan to cap the fund and distributions. AT&T, GCI, and Alaska Communications also filed comments and reply comments. A hearing was scheduled for April. A final decision is anticipated in order for either a repeal or changes to the distribution to be effective January 1, 2019.

Other State Regulatory Matters

The RCA opened three dockets on July 27, 2016 to investigate the continued need for COLR funding in competitive areas. Two of the dockets investigating the continued need for COLR funding affect the Fairbanks and Juneau markets. On May 24, 2017, the RCA issued an order approving the 2016 COLR filing for ACSF but denying the 2016 COLR filing for ACSAK and terminating its COLR status and related support. ACSAK petitioned for reconsideration which was denied, and on July 14, 2017 ACSAK filed a notice of appeal in the Anchorage Superior Court. The RCA denied ACSAK’s request for 2017 COLR filing and reinstatement of COLR status. The Company filed for 2017 COLR funding for ACSN and ACSF. The RCA suspended these filings on July 31, 2017. Adjudication of these matters was dismissed when the RCA opened the docket to repeal AUSF. AUSF COLR support for these two markets will continue subject to the RCA’s final decision in the docket to repeal AUSF. ACSAK filed a motion to stay in the appeal. The court ruled in ACSAK’s favor pending the outcome of the appeal.

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

●

Develop Our Network Focusing on Efficient Delivery and Management We are moving toward higher efficiencies and improved customer experience through automation, new technology and expanded geographic service areas. Our future network architecture is a simpler mix of fiber, WiFi, Satellite, and fixed wireless (“FiWi”), focused on efficient delivery and management.

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

●	Offer Broadband and Managed IT Solutions that Create Market Differentiation We are building on strength in designing and providing new products and solutions to our customers.

We believe we can create value for our shareholders by:

●	Driving revenue growth through increasing business broadband and managed IT service revenues,
●	Generating Adjusted EBITDA and Adjusted Free Cash Flow growth through cost management, and
●	Careful allocation of capital, including selectively investing success based capital into opportunities that generate appropriate returns on investments.

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

Revenue Sources by Customer Group

We operate our business under a single reportable segment. We manage our revenues based on the sale of services and products to the three customer categories listed below. Revenue in the following management’s discussion and analysis is presented by customer and product category, combining revenue accounted for under ASC 606 and other guidance.

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

Access Charges

Interstate and intrastate switched access are services based primarily on originating and terminating access minutes from other carriers. Special access is primarily access to dedicated circuits sold to wholesale customers, substantially all of which is generated from interstate services. Cellular access is the transport of local network services between switches for cellular companies based on individually negotiated contracts. For the year ended December 31, 2017, access charges represented approximately 2.2% of our total wireline revenue.

Surcharges

We assess our customers for surcharges, typically on a monthly basis, as required by various state and federal regulatory agencies, and remit these surcharges to these agencies. These pass-through surcharges include Federal Universal Access and State Universal Access. These surcharges vary from year to year, and are primarily recognized as revenue, and the subsequent remittance to the state or federal agency as a cost of sale and service. The rates imposed by the regulators continue to increase. However, because the charges are only assessed on a portion of our services, and that portion continues to decline, we expect these revenue streams to decline over time as the revenue base declines. Other non-pass-through surcharges are collected from our customers as authorized by the regulatory body. The amount charged is based on the type of line: single line business, multi-line business, consumer or lifeline. The rates are established based on federal or state orders. These charges are recorded as revenue and do not have a direct associated cost. Rather, they represent a revenue recovery mechanism established by the FCC or the Regulatory Commission of Alaska. For the year ended December 31, 2017 pass-through surcharges represented approximately 33% of the total surcharge revenue billed to our end customers.

Federal and State Support

We receive interstate and intrastate universal support funds and similar revenue streams structured by federal and state regulatory agencies that allow us to recover our cost of providing universal service in Alaska. For the year ending December 31, 2017, the Company recognized $19.7 million in federal high cost universal service revenues to support our wireline operations in high cost areas. In 2016, the FCC released the CAF Phase II order specific to Alaska Communications which transitioned from CAF Phase I frozen support to CAF Phase II. Funding under the new program generally requires the Company to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, and meet interim milestone build-out obligations. In addition to federal high cost support, the Company is designated by the State of Alaska as a COLR in five of the six study areas. In addition to COLR, the Company receives CCL support. We do not receive COLR or CCL funding for the ACS of Anchorage study area. As a COLR we are required to provide services essential for retail and carrier-to-carrier telecommunication throughout the applicable coverage area. For the year ended December 31, 2017 total federal and state support represented approximately 12% of total wireline revenue.

Executive Summary

The following summary should be read in conjunction with “Non-GAAP Financial Measures” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating Revenues

Total revenue of $56.0 million decreased $0.8 million, or 1.3%, in the first quarter of 2018 compared with the first quarter of 2017. Business and wholesale revenue decreased $0.8 million, or 2.2%, due primarily to a $2.6 million reduction in broadband revenue driven by year-over-year price compression and reduced funding levels in the rural health care program. This decline was partially offset by wholesale broadband growth of $1.3 million. Consumer and regulatory revenue were unchanged.

Operating Income

Operating income of $5.3 million in the first quarter of 2018 increased $0.6 million, or 13.0%, compared with the first quarter of 2017 as lower revenue was offset by reduced operating expenses, driven primarily by lower labor costs. These items are discussed in more detail below.

Adjusted EBITDA

Adjusted EBITDA of $14.4 million in the first quarter of 2018 increased $0.1 million, or 0.8%, from $14.3 million in the first quarter of 2017 due primarily to lower operating expenses largely offset by marginally lower revenue. See “Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to Net Income (Loss). As discussed in “Non-GAAP Financial Measures,” the Company does not provide a reconciliation of guidance for Adjusted EBITDA to Net Income (Loss).

Operating Metrics

Business broadband average monthly revenue per user (“ARPU”) of $297.38 in the first quarter of 2018 decreased from $356.06 in the first quarter of 2017 due to price compression in the rural health care program. Business broadband connections of 15,306 at March 31, 2018, increased marginally from connections of 15,223 at March 31, 2017. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as is a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons, we do not disclose our sales or performance in MRC.

Consumer broadband connections of 33,675 declined marginally year over year and consumer broadband ARPU of $63.77 in the first quarter of 2018 increased from $61.22 in the first quarter of 2017.

The table below provides certain key operating metrics as of or for the periods indicated.

	March 31,
	2018	2017

Voice:
At quarter end:
Business access lines	71,002	73,313
Consumer access lines	28,221	32,519
Quarter:
ARPU - business	$24.76	$23.21
ARPU - consumer	$31.57	$27.66

Broadband:
At quarter end:
Business connections	15,306	15,223
Consumer connections	33,675	34,917
Quarter:
ARPU - business	$297.38	$356.06
ARPU - consumer	$63.77	$61.22

Liquidity

We generated cash from operating activities of $13.4 million in the first quarter of 2018 compared with $5.3 million in the first quarter of 2017. This improvement reflects lower total accounts receivable and materials and supplies, partially offset by delayed collections from rural health care customers. There have been no significant payments received from the rural health care program since July 2017.

Net debt (defined as total debt excluding debt issuance costs, less cash, cash equivalents and restricted cash held for settlement of the 6.25% Notes) at March 31, 2018 was $174.5 million compared with $177.2 million at December 31, 2017. The decrease primarily reflects principal payments on the Company’s 2017 Senior Credit Facility. The 6.25% Notes were repurchased on May 1, 2018.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three-month periods ended March 31, 2018 and 2017. Revenue and the associated analysis is presented by customer and product category, combining revenue accounted for under ASC 606 and other guidance.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months ended March 31,
(in thousands)	2018	2017	Change	% Change
Operating revenues:
Business and wholesale revenue
Business broadband	$13,659	$16,281	$(2,622)	-16.1%
Business voice and other	6,851	6,631	220	3.3%
Managed IT services	1,265	907	358	39.5%
Equipment sales and installations	922	774	148	19.1%
Wholesale broadband	9,578	8,317	1,261	15.2%
Wholesale voice and other	1,488	1,629	(141)	-8.7%
Total business and wholesale revenue	33,763	34,539	(776)	-2.2%

Consumer revenue
Broadband	6,492	6,418	74	1.2%
Voice and other	2,877	2,910	(33)	-1.1%
Total consumer revenue	9,369	9,328	41	0.4%

Total business, wholesale and consumer revenue	43,132	43,867	(735)	-1.7%
Growth in broadband revenue	-4.1%

Regulatory revenue
Access	7,917	7,941	(24)	-0.3%
High cost support	4,923	4,923	-	0.0%
Total regulatory revenue	12,840	12,864	(24)	-0.2%

Total operating revenues	$55,972	$56,731	$(759)	-1.3%

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	25,833	25,142	691	2.7%
Selling, general and administrative	16,012	17,939	(1,927)	-10.7%
Depreciation and amortization	8,787	8,903	(116)	-1.3%
(Gain) loss on disposal of assets, net	(3)	19	(22)	NM
Total operating expenses	50,629	52,003	(1,374)	-2.6%

Operating income	5,343	4,728	615	13.0%

Other income and (expense):
Interest expense	(3,504)	(3,845)	341	-8.9%
Loss on extinguishment of debt	-	(2,276)	2,276	-100.0%
Interest income	14	7	7	100.0%
Other income (expense), net	104	(154)	258	NM
Total other income and (expense)	(3,386)	(6,268)	2,882	-46.0%

Income (loss) before income tax benefit	1,957	(1,540)	3,497	NM

Income tax benefit	112	832	(720)	-86.5%

Net income (loss)	2,069	(708)	2,777	NM
Less net loss attributable to noncontrolling interest	(32)	(32)	-	0.0%
Net income (loss) attributable to Alaska Communications	$2,101	$(676)	$2,777	NM

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $33.8 million decreased $0.7 million, or 2.2%, in the first quarter of 2018 from $34.5 million in the first quarter of 2017. This decline was due primarily to a $2.6 million reduction in broadband revenue driven by year-over-year price compression and reduced funding levels in the rural health care program. The Company’s rural health care revenue was $3.5 million in 2018 compared with $6.3 million in 2017. Business broadband ARPU declined from $356.06 in the first quarter of 2017 to $297.38 in the first quarter of 2018. Business broadband connections increased marginally year over year. Wholesale broadband revenue increased $1.3 million. Managed IT services revenue increased $0.4 million and equipment sales and installations increased $0.1 million. Voice and other revenue increased $0.1 million. Business voice connections decreased 2,311, or 3.2%, year over year and ARPU of $24.76 was up marginally compared with $23.21 in 2017. While connections and ARPU serve as data points to support the analysis of period-over-period changes in revenue, they are not critical indicators utilized by the Company to manage the Business and Wholesale customer group.

Consumer

Consumer revenue of $9.4 million was unchanged year over year. Broadband revenue increased marginally due to an increase in ARPU to $63.77 from $61.22, offset by a decrease in connections. Voice and other revenue decreased marginally due to 4,298 fewer connections, partially offset by an increase in ARPU to $31.57 from $27.66 in the prior year.

Regulatory

Regulatory revenue of $12.8 million was unchanged year over year.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales (excluding depreciation and amortization) of $25.8 million increased $0.7 million, or 2.7%, in the first quarter of 2018 from $25.1 million in the first quarter of 2017. This increase reflects increases in network support costs of $1.3 million and circuit installation costs of $0.3 million, partially offset by a $0.8 million decrease in labor costs.

Selling, General and Administrative

Selling, general and administrative expenses of $16.0 million decreased $1.9 million, or 10.7%, in the first quarter of 2018 from $17.9 million in the first quarter of 2017 due primarily to a $2.1 million reduction in labor costs.

Depreciation and Amortization

Depreciation and amortization expense of $8.8 million decreased $0.1 million, or 1.3%, in the first quarter of 2018 from $8.9 million in the first quarter of 2017. This decrease was due primarily to certain assets reaching the end of their depreciable life.

Other Income and Expense

Interest expense of $3.5 million in the first quarter of 2018 declined from $3.8 million in the first quarter of 2017 due primarily to lower average borrowing levels. The $2.3 million loss on extinguishment of debt in the first quarter of 2017 was associated with the settlement of the 2015 Senior Credit Facilities and included the write-off of unamortized debt issuance costs and third-party fees.

Income Taxes

The income tax benefit in the first quarter of 2018 of $0.1 million reflects a $0.7 million benefit recorded to correct an overstatement of the income tax provision in 2017. Excluding this out-of-period adjustment, the income tax provision was $0.6 million and the effective tax rate was 30.2% in the first quarter of 2018. The income tax benefit and effective tax rate in the first quarter of 2017 of $0.8 million and 54.0%, respectively, reflect the impact of permanent book to tax differences on the relatively small loss before tax.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of the AQ-JV was $32 thousand in both the first quarter of 2018 and 2017.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $2.1 million in the first quarter of 2018 compares with a net loss $0.7 million in the same period of 2017. The year over year results reflect the revenue and expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures and scheduled debt service under our 2017 Senior Credit Facility in the first quarter of 2018 through internally generated funds and cash on hand. At March 31, 2018, we had $5.2 million of cash and cash equivalents, $11.8 million of restricted cash, $10.0 million of which was designated for repurchase of the 6.25% Notes, and a $15.0 million undrawn revolving credit facility.

Our major sources and uses of funds in the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Net cash provided by operating activities	$13,421	$5,298
Capital expenditures	$(8,680)	$(5,148)
Change in unsettled capital expenditures	$(1,272)	$(1,225)
Repayments of long-term debt	$(8,807)	$(86,806)
Proceeds from the issuance of long-term debt	$7,000	$180,000
Debt issuance costs and discounts	$-	$(5,217)
Cash paid for debt extinguishment	$-	$(1,313)
Interest paid (1)	$(3,441)	$(1,536)
Payment of withholding taxes on stock-based compensation	$(410)	$(599)
Income taxes refunded, net (1)	$-	$574

(1) Included in net cash provided by operating activities.

Cash Flows from Operating Activities

Cash provided by operating activities of $13.4 million in the first quarter of 2018 compares with $5.3 million in the first quarter of 2017. The year over year increase was primarily due to a reduction in accounts receivable in 2018 compared with an increase in 2017 and lower materials and supplies, partially offset by higher interest payments. Interest payments, net of cash interest income and including capitalized interest, were $3.4 million and $1.5 million in the first three months of 2018 and 2017, respectively.

Cash provided by operating activities of $13.4 million in the first quarter of 2018 reflects net income excluding non-cash items (defined as cash provided by operating activities excluding changes in operating assets and liabilities) of $11.0 million and a $3.0 million decrease in accounts receivable, materials and supplies, and other current assets, partially offset by a $1.1 million decrease in accounts payable and other current liabilities. The decrease in accounts receivable, materials and supplies, and other current assets reflects cash receipts on accounts receivable and utilization of materials and supplies in capital projects, offset by increases in accounts receivable associated with rural health care customers. The decrease in accounts payable and other current liabilities includes the effect of cash interest payments totaling $3.4 million.

Cash provided by operating activities of $5.3 million in the first quarter of 2017 reflects net income excluding non-cash items of $11.3 million offset by a $5.9 million increase in accounts receivable, materials and supplies, and other current assets. This increase was largely due to the timing of receipts from certain rural health care customers.

Cash Flows from Investing Activities

Cash used by investing activities of $10.4 million in the first quarter of 2018 consisted of expenditures on capital totaling $10.0 million.

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

Cash Flows from Financing Activities

Cash used by financing activities were $2.2 million in the first quarter of 2018. Repayments of long-term debt of $8.8 million included scheduled principal payments on the term loan components of our 2017 Senior Credit Facility of $1.7 million and repayment of draws totaling $7.0 million on the revolving credit facility. Proceeds from the issuance of long-term debt of $7.0 million consisted of draws on the revolving credit facility.

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

We are responding to these challenges by (i) driving top line growth in broadband service revenues outside the rural health care market with a focus on business and wholesale customers; (ii) managing our cost structure to deliver consistent Adjusted EBITDA and Adjusted Free Cash flow performance; and (iii) holding capital spending to approximately $35 million annually.

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

The 2017 Senior Credit Facility requires the maintenance of certain financial ratios as defined in the agreement and summarized below. The Company was in compliance with all relevant financial ratios at March 31, 2018.

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

The actual net total leverage ratio was 3.07 at March 31, 2018.

Fixed Charge Coverage Ratio: The ratio of our (a) Consolidated EBITDA for the consecutive four fiscal quarters ending as of the calculation date to (b) the sum of, for the same period, consolidated interest expense, capital expenditures (with certain exceptions), the current portion of long term debt including capital lease obligations, restricted payments, and cash payments for income taxes. The minimum fixed charge coverage ratio was 1.05 to 1.00 commencing June 30, 2017. The actual fixed charge coverage ratio was 1.14 at March 31, 2018.

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

The weighted interest rate on the 2017 Senior Credit Facility was 7.25% at March 31, 2018.

As required under the terms of the 2017 Senior Credit Facility and as a component of its cash flow hedging strategy, the Company has entered into interest rate hedges sufficient to effectively fix or limit the interest rate on borrowings under the 2017 Senior Credit Facility of $90.0 million through June 28, 2019.

On March 15, 2018, USAC announced that demand for rural health care support had exceeded the programs’ annual cap in Funding Year 2017, which began July 1, 2017 and ends on June 30, 2018, and that successful applicants would receive 84.4% of the funding for which they would otherwise be eligible. The budget constraints have also prompted the Universal Service Administrative Company (“USAC”), which administers the program, to engage in substantially more rigorous reviews of rural health care support, raising compliance costs and delaying issuance of support payments. In connection with that review, the Company has received certain inquiries and requests for information from USAC and from the FCC Enforcement Bureau. In the first quarter of 2018, the Company’s rural health care customers received notice from USAC regarding deficiencies in the rates stated in their applications. The rates have been revised and, upon approval of by the FCC and USAC, the Company’s rural health care customers will amend their applications for funding. As of March 31, 2018, USAC had not issued approval notices to our rural health care customers (all of whom had timely applied for funding) for Funding Year 2017.

We recorded revenue from the rural health care program of $3.5 million in the first quarter of 2018, which reflects the effect of the program funding cap described above and price compression.

Our accounts receivable balance for rural health care customers, net of amounts reserved, was $11.8 million at March 31, 2018 and $8.6 million at December 31, 2017. The Company has not received any significant cash payments associated with this program since July 2017. The timing of the approval of our customers’ applications and timing of cash payments from USAC could have an adverse effect on our financial position, results of operations and liquidity. At this time, we cannot determine with a high level of confidence when and if the FCC will approve the revised rates, when our rural health care customers will receive approval of their applications and when the Company will receive payment from USAC.

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

We believe that we will have sufficient cash on hand, cash provided by operations and availability under our 2017 Senior Credit Facility to service our debt and fund our operations, capital expenditures and other obligations over the next twelve months. However, our ability to make such an assessment is dependent upon our future financial performance, which is subject to future economic conditions and to financial, business, regulatory, competitive entry and many other factors, many of which are beyond our control and could impact us during the time period of this assessment. See Item 1A. Risk Factors in Amendment No. 1 on Form 10-K/A for the year ended December 31, 2017 for further information regarding these risks.

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

Adjusted EBITDA is defined as net income (loss) before interest, loss on extinguishment of debt, depreciation and amortization, other income and (expense), gain or loss on asset purchases or disposals, income taxes, stock-based compensation, and net loss attributable to noncontrolling interest.

Management considers Adjusted Free Cash Flow a non-GAAP liquidity measure and is defined as Adjusted EBITDA, less recurring operating cash requirements which include capital expenditures, less cash income taxes refunded or paid, cash interest paid, and amortization of GCI capacity revenue. Amortization of deferred revenue associated with our interconnection agreement with GCI is excluded from Adjusted Free Cash Flow because no cash was received by the Company in connection with this agreement. Amortization of all other deferred revenue, including that associated with other IRU capacity arrangements, is included in Adjusted Free Cash Flow because cash was received by the Company, typically at contract inception, and is being amortized to revenue over the term of the relevant agreement.

Amortization of deferred revenue included in our operating revenues for the three-month periods ended March 31, 2018 and 2017, were as follows:

	Three Months Ended
	March 31,
	2018	2017
GCI capacity revenue	$511	$511
Other deferred capacity revenue	436	336
Total deferred capacity revenue	947	847
Other deferred revenue	752	836
Total	$1,699	$1,683

The Company does not provide reconciliations of guidance for Adjusted EBITDA to Net Income, and Adjusted Free Cash Flow to Net Cash Provided by Operating Activities, in reliance on the unreasonable efforts exception provided under Item 10(e)(1)(i)(B) of Regulation S-K. The Company does not forecast certain items required to develop the comparable GAAP financial measures. These items are charges and benefits for uncollectible accounts, certain other non-cash expenses, unusual items typically excluded from Adjusted EBITDA and Adjusted Free Cash Flow, and changes in operating assets and liabilities (generally the most significant of these items, representing cash inflows of $2.4 million in the three-month period ended March 31, 2018).

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

The following tables provide the computation of Adjusted EBITDA and reconciliation to Net Income (Loss), and the computation of Adjusted Free Cash Flow and reconciliation to Net Cash Provided by Operating Activities for the three-month periods ended March 31, 2018 and 2017:

Adjusted EBITDA
	Three Months Ended
	March 31,
	2018	2017
Net income (loss)	$2,069	$(708)
Add (subtract):
Interest expense	3,504	3,845
Loss on extinguishment of debt	-	2,276
Interest income	(14)	(7)
Depreciation and amortization	8,787	8,903
Other (income) expense, net	(104)	154
(Gain) loss on the disposal of assets, net	(3)	19
Income tax benefit	(112)	(832)
Stock-based compensation	242	610
Net loss attributable to noncontrolling interest	32	32
Adjusted EBITDA	$14,401	$14,292

Reconciliation of Net Cash Provided by Operating Activities to Adjusted
Free Cash Flow and Computation of Adjusted Free Cash Flow
	Three Months Ended
	March 31,
	2018	2017
Net cash provided by operating activities	$13,421	$5,298
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow:
Capital expenditures	(8,680)	(5,148)
Amortization of deferred capacity revenue	947	847
Amortization of GCI capacity revenue	(511)	(511)
Amortization of debt issuance costs and debt discount	(356)	(1,025)
Interest expense	3,504	3,845
Interest paid	(3,441)	(1,536)
Interest income	(14)	(7)
Income taxes payable	-	(574)
Income taxes refunded, net	-	574
Charge for uncollectible accounts	(537)	(89)
Other (income) expense, net	(104)	154
Net loss attributable to noncontrolling interest	32	32
Other non-cash expense, net	(90)	(145)
Changes in operating assets and liabilities	(2,402)	5,956
Adjusted free cash flow	$1,769	$7,671

Adjusted EBITDA	$14,401	$14,292
Less:
Capital expenditures	(8,680)	(5,148)
Amortization of GCI capacity revenue	(511)	(511)
Income taxes refunded, net	-	574
Interest paid	(3,441)	(1,536)
Adjusted free cash flow	$1,769	$7,671

OUTLOOK

We expect to see continued strength in business and wholesale revenues, led by broadband revenue and managed IT services, focused on the larger enterprise and carrier customer segments. These revenue increases are driven by continued demand for broadband as businesses migrate their IT infrastructure to the cloud, deployment of small cell networks, expansion into managed IT services and continued gain in market share. We expect continued pressure within the health care segment driven by pressures from the rural health care program, while we expect to see solid performance from our carrier and federal customers as well as opportunities in markets enabled by the Quintillion networks. Driven by our network investments in fiber fed wifi and fixed wireless, we expect to become more competitive serving small business and residential customers, while we focus on improving profitability by enhancing our online and self-serve capabilities.

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

Our financial guidance for the full year 2018 is as follows:

●	Total revenue of $225 million to $230 million.
●	Adjusted EBITDA of $55 million to $58 million.
●	Capital spending of $33 million to $35 million.
●	Adjusted free cash flow of $5 million to $8 million.

As discussed in “Non-GAAP Financial Measures,” the Company does not provide reconciliations of guidance for Adjusted EBITDA to Net Income, and Adjusted Free Cash Flow to Net Cash Provided by Operating Activities.

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of March 31, 2018, we have recorded litigation accruals of $0.7 million against certain of those claims and legal actions. Estimates involved in developing these litigation accruals could change as these claims, legal actions and regulatory proceedings progress. See also Part II, Item 1. Legal Proceedings.

EMPLOYEES

As of March 31, 2018, we employed 581 regular full-time employees, 5 regular part-time employees and 1 temporary employee, compared with 583, 5 and 1, respectively at December 31, 2017. Approximately 55% of our employees are represented by the IBEW. Our Master Collective Bargaining Agreement (“CBA”) with the IBEW, which is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska. Management considers employee relations to be generally good.

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations.

The Company’s revenue associated with its rural health care customers is subject to various regulatory requirements associated with the provision of these services. Funding through the FCC represents the predominant portion of the payments received by the Company for the services provided. The amount ultimately collected from the FCC is dependent on program funding levels and the FCC’s approval of customer’s applications for funding. Approval of these applications is subject, in part, to the FCC’s approval of the rates the Company charges its customers. Accordingly, the Company’s recorded revenue and associated accounts receivable is dependent on its estimate of the FCC’s (i) funding levels, if not yet approved; (ii) approval of the Company’s pricing; and (iii) approval of customer applications.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted ASC 606 on a modified retrospective basis. ASC 606 requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of ASC 606 did not have a material effect on the Company’s recognition of revenue, operating expenses and cash flows. Adoption resulted in the establishment of a contract asset of $6,898, consisting of contract acquisition costs associated with sales commissions, and a resulting deferred income tax liability of $1,960. Accumulated deficit was reduced $4,938. See Note 2 “Revenue Recognition” for a summary of the Company’s revenue recognition policies and other disclosures required under ASC 606.

Effective January 1, 2018, the Company adopted ASU 2017-07. The amendments in ASU 2017-07 require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 also requires that only the service cost component is eligible for capitalization when applicable. Pension benefits for substantially all of the Company’s Alaska-based employees are provided through the Alaska Electrical Pension Fund, a multiemployer defined benefit plan. The Company pays a contractual hourly amount based on employee classification or base compensation. The components of net periodic pension costs are not specified in this amount. The Company’s sole single-employer defined benefit plan, which covers a limited number of employees previously employed by a predecessor to one of our subsidiaries, is frozen, and the cost of this plan does not include a service component. Accordingly, total net periodic pension expense of $91 in the three-month period ended March 31, 2018 has been reported as a component of “Other income (expense), net” in the Statement of Comprehensive Income (Loss). ASU 2017-07 was adopted on a retrospective basis and net periodic pension expense of $154 in the three-month period ended March 31, 2017 was reclassified from “Selling, general and administrative” to “Other income (expense), net” in the Statement of Comprehensive Income (Loss). The Company utilized the practical expedient provided by ASU 2017-07 which permits the use of the amounts disclosed in the retirement plans note as the basis for applying the retrospective presentation requirements.

Effective January 1, 2018, the Company adopted ASU 2017-09. The amendments in ASU 2017-09 are intended to provide clarity, and reduce diversity in practice and the cost and complexity of applying the guidance in Topic 718. The primary provision of ASU 2017-09 is to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a change as a modification unless all the following conditions are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of ASU 2017-09 will be applied prospectively to awards modified on or after January 1, 2018. The effect of the adoption of ASU 2017-09 on the Company’s financial statements and related disclosures will be dependent on the frequency and types of changes made to its share-based payment awards. There were no applicable changes made during the three-month period ended March 31, 2018.

Accounting Pronouncements Issued Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02. The primary change in GAAP addressed by ASU 2016-02 is the requirement for a lessee to recognize on the balance sheet a liability to make lease payments (“lease liability”) and a right-of-use asset representing its right to use the underlying asset for the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. ASU 2016-02 also requires qualitative and quantitative disclosures to enable users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU 2017-12. The amendments in ASU 2017-12 are intended to improve and simplify the accounting rules for hedge accounting, including providing a better portrayal of the economic results of an entity’s risk management activities in its financial statements and simplification of the application of hedge accounting guidance. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and, for qualifying hedges, requires the entire change in the fair value of the hedging instrument to be presented in the same income statement line as the hedged item. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted in any interim period or fiscal year prior to the effective date. The accounting and disclosure requirements are to be adopted on a prospective basis and a cumulative-effect adjustment is to be recorded for cash flow and net investment hedges existing at the date of adoption. The Company is evaluating the effect that ASU 2017-12 will have on its consolidated financial statements and related disclosures.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is associated with changes in interest rates. The interest rates and cash interest payments were substantially fixed on approximately $100.5 million, or 54%, of our total borrowings of $187.2 million as of March 31, 2018. Our 6.25% Notes had a fixed coupon rate. The $120.0 million Term A-1 Facility of our 2017 Senior Credit Facility bears interest of LIBOR plus 5.0% with a LIBOR floor of 1.0% and the $60.0 million Term A-2 Facility bears interest of LIBOR plus 7.0% with a LIBOR floor of 1.0% as of March 31, 2018.

We manage a portion of our exposure to fluctuations in LIBOR and the resulting impact on interest expense and cash interest payments on our 2017 Senior Credit Facility through the utilization of a pay-fixed, receive-floating interest rate swap designated as a cash flow hedge. As of March 31, 2018, interest expense on $90.0 million, or approximately 50%, of the amount outstanding under the 2017 Senior Senior Credit Facility was hedged. A hypothetical 100 basis point increase in LIBOR over the floor of 1.0% during the next twelve months would result in an approximately $0.8 million increase in interest expense and cash interest payments associated with the unhedged portion of the 2017 Senior Credit Facility. As required under the terms of the 2017 Senior Credit Facility, the Company entered into interest rate hedges sufficient to effectively fix or limit the interest rate on borrowings under the 2017 Senior Credit Facility of $90.0 million through June 28, 2019.

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

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the first quarter of 2018 and have concluded that there were no changes to our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.            OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of March 31, 2018, we have recorded litigation accruals of $0.7 million against certain current claims and legal actions. Other than as described above and as disclosed previously in Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2017, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.     RISK FACTORS

There have been no material changes to the Company's risk factors as previously disclosed in Item 1A. Risk Factors in Amendment No. 1 on Form 10-K/A for the year ended December 31, 2017.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Date: May 10, 2018	/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	/s/ Laurie Butcher
Laurie Butcher
Senior Vice President of Finance (Principal Financial and Accounting Officer)