Form 10-Q
period 2018-06-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2018-08-08
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐                No ☒

As of August 1, 2018, there were outstanding 53,184,078 shares of Common Stock, $.01 par value, of the registrant.

		Page
		Number
PART I.	Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets (Unaudited) As of June 30, 2018 and December 31, 2017	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) For the Three and Six Months Ended June 30, 2018 and 2017	4

	Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) For the Six Months Ended June 30, 2018	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2018 and 2017	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	47

PART II.	Other Information

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

Signatures		49

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.INS
Exhibit 101.SCH
Exhibit 101.CAL
Exhibit 101.DEF
Exhibit 101.LAB
Exhibit 101.PRE

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$10,388	$4,354
Restricted cash	1,769	11,814
Accounts receivable, net of allowance of $3,041 and $2,729	39,815	32,535
Materials and supplies	7,005	7,046
Prepayments and other current assets	5,443	6,115
Total current assets	64,420	61,864

Property, plant and equipment	1,373,336	1,357,929
Less: accumulated depreciation and amortization	(1,005,431)	(991,816)
Property, plant and equipment, net	367,905	366,113

Deferred income taxes	1,311	3,394
Other assets	18,828	11,415
Total assets	$452,464	$442,786

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term obligations	$6,841	$17,030
Accounts payable, accrued and other current liabilities	35,926	36,148
Advance billings and customer deposits	4,492	4,213
Total current liabilities	47,259	57,391

Long-term obligations, net of current portion	173,331	168,959
Deferred income taxes	1,972	596
Other long-term liabilities, net of current portion	64,256	61,330
Total liabilities	286,818	288,276
Commitments and contingencies
Alaska Communications stockholders' equity:
Common stock, $.01 par value; 145,000 authorized; 53,184 issued and outstanding at June 30, 2018; 52,526 issued and outstanding at December 31, 2017	532	525
Additional paid in capital	159,230	158,969
Retained earnings (accumulated deficit)	6,902	(3,579)
Accumulated other comprehensive loss	(1,977)	(2,396)
Total Alaska Communications stockholders' equity	164,687	153,519
Noncontrolling interest	959	991
Total stockholders' equity	165,646	154,510
Total liabilities and stockholders' equity	$452,464	$442,786

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Operating revenues	$59,578	$58,536	$115,550	$115,267

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	26,542	26,454	52,375	51,596
Selling, general and administrative	16,507	17,284	32,519	35,223
Depreciation and amortization	8,197	9,028	16,984	17,931
Loss on disposal of assets, net	44	14	41	33
Total operating expenses	51,290	52,780	101,919	104,783

Operating income	8,288	5,756	13,631	10,484

Other income and (expense):
Interest expense	(3,401)	(3,913)	(6,905)	(7,758)
Loss on extinguishment of debt	-	(5,158)	-	(7,434)
Interest income	24	7	38	14
Other (expense) income, net	(91)	(154)	13	(308)
Total other income and (expense)	(3,468)	(9,218)	(6,854)	(15,486)

Income (loss) before income tax (expense) benefit	4,820	(3,462)	6,777	(5,002)

Income tax (expense) benefit	(1,418)	632	(1,306)	1,464

Net income (loss)	3,402	(2,830)	5,471	(3,538)

Less net loss attributable to noncontrolling interest	(40)	(32)	(72)	(64)

Net income (loss) attributable to Alaska Communications	3,442	(2,798)	5,543	(3,474)

Other comprehensive income (loss):
Minimum pension liability adjustment	57	29	114	58
Income tax effect	(16)	(12)	(32)	(24)
Amortization of defined benefit plan loss	91	154	182	308
Income tax effect	(26)	(63)	(52)	(126)
Interest rate swap marked to fair value	107	131	412	156
Income tax effect	(31)	(54)	(118)	(65)
Reclassification to interest expense	(97)	24	(122)	49
Income tax effect	28	(10)	35	(20)
Total other comprehensive income	113	199	419	336

Total comprehensive income (loss) attributable to Alaska Communications	3,555	(2,599)	5,962	(3,138)

Net loss attributable to noncontrolling interest	(40)	(32)	(72)	(64)
Total other comprehensive income attributable to noncontrolling interest	-	-	-	-
Total comprehensive loss attributable to noncontrolling interest	(40)	(32)	(72)	(64)

Total comprehensive income (loss)	$3,515	$(2,631)	$5,890	$(3,202)

Net income (loss) per share attributable to Alaska Communications:
Basic	$0.06	$(0.05)	$0.10	$(0.07)
Diluted	$0.06	$(0.05)	$0.10	$(0.07)

Weighted average shares outstanding:
Basic	53,111	52,341	52,897	52,177
Diluted	53,888	52,341	53,829	52,177

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statement of Stockholders' Equity

Six Months Ended June 30, 2018

(Unaudited, In Thousands Except Per Share Amounts)

	Alaska Communications Stockholders' Equity
				(Accumulated	Accumulated
			Additional	Deficit)	Other
		Common	Paid in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Stock	Capital	Earnings	Loss	Interest	Equity

Balance at December 31, 2017	52,526	$525	$158,969	$(3,579)	$(2,396)	$991	$154,510

Cumulative effect of new accounting principles adopted	-	-	-	4,938	-	-	4,938

Total comprehensive income (loss)	-	-	-	5,543	419	(72)	5,890

Stock compensation	-	-	567	-	-	-	567

Surrender of shares to cover minimum withholding taxes on stock-based compensation	-	-	(410)	-	-	-	(410)

Issuance of common stock, pursuant to stock plans, $.01 par	658	7	104	-	-	-	111

Contributions from noncontrolling interest	-	-	-	-	-	40	40

Balance at June 30, 2018	53,184	$532	$159,230	$6,902	$(1,977)	$959	$165,646

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$5,471	$(3,538)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,984	17,931
Loss on disposal of assets, net	41	33
Amortization of debt issuance costs and debt discount	689	1,537
Loss on extinguishment of debt	-	7,434
Amortization of deferred capacity revenue	(1,930)	(1,717)
Stock-based compensation	567	581
Income tax expense (benefit)	1,306	(1,464)
Charge for uncollectible accounts	1,092	1,633
Other non-cash expense, net	181	288
Income taxes (receivable) payable	(36)	574
Changes in operating assets and liabilities	(2,007)	(6,227)
Net cash provided by operating activities	22,358	17,065

Cash Flows from Investing Activities:
Capital expenditures	(17,081)	(10,522)
Capitalized interest	(891)	(463)
Change in unsettled capital expenditures	(1,632)	(2,043)
Proceeds on sale of assets	-	4
Net cash used by investing activities	(19,604)	(13,024)

Cash Flows from Financing Activities:
Repayments of long-term debt	(20,506)	(174,013)
Proceeds from the issuance of long-term debt	14,000	183,000
Debt issuance costs and discounts	-	(5,508)
Cash paid for debt extinguishment	-	(5,279)
Cash proceeds from noncontrolling interest	40	-
Payment of withholding taxes on stock-based compensation	(410)	(599)
Proceeds from the issuance of common stock	111	119
Net cash used by financing activities	(6,765)	(2,280)

Change in cash, cash equivalents and restricted cash	(4,011)	1,761
Cash, cash equivalents and restricted cash, beginning of period	16,168	23,145

Cash, cash equivalents and restricted cash, end of period	$12,157	$24,906

Supplemental Cash Flow Data:
Interest paid	$7,251	$7,595
Income taxes paid (refunded), net	$4	$(572)

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

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position, comprehensive income and cash flows of Alaska Communications Systems Group, Inc. and the following wholly-owned subsidiaries:

•	Alaska Communications Systems	•	Crest Communications Corporation
	Holdings, Inc. ("ACS Holdings")	•	WCI Cable, Inc.
•	ACS of Alaska, LLC (“ACSAK”)	•	WCIC Hillsboro, LLC
•	ACS of the Northland, LLC (“ACSN”)	•	Alaska Northstar Communications, LLC
•	ACS of Fairbanks, LLC (“ACSF”)	•	WCI LightPoint, LLC
•	ACS of Anchorage, LLC (“ACSA”)	•	WorldNet Communications, Inc.
•	ACS Wireless, Inc. ("ACSW")	•	Alaska Fiber Star, LLC
•	ACS Long Distance, LLC	•	TekMate, LLC
•	Alaska Communications Internet, LLC (“ACSI”)
•	ACS Messaging, Inc.
•	ACS Cable Systems, LLC (“ACSC”)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income (loss) and cash flows for all periods presented. Comprehensive income for the three and six-month periods ended June 30, 2018, is not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2017 has been derived from the audited financial statements as of that date but does not include all information and notes required by GAAP for complete financial statements. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Out-of-Period Adjustment

The Company determined that income tax expense as reported in its financial statements for the year ended December 31, 2017 was overstated by $703. This error resulted in the net loss and net loss per share being understated by $703 and $0.01, respectively, for that period. The Company considered the effect of this overstatement on its current period and prior period financial statements. Based on this assessment it determined that the error did not have a material effect on its financial statements for the year ended December 31, 2017, and is not expected to have a material effect on its financial statements for the full year ended December 31, 2018. Accordingly, the Company recorded the correction of this error as an out-of-period adjustment in the three-month period ended March 31, 2018. The income tax benefit of $112 and net income of $2,069 in the three-month period ended March 31, 2018, and income tax expense of $1,306 and net income of $5,471 in the six-month period ended June 30, 2018, include the effect of the $703 correction.

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

Effective January 1, 2018, the Company adopted ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715)” (“ASU 2017-07”). The amendments in ASU 2017-07 require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 also requires that only the service cost component is eligible for capitalization when applicable. Pension benefits for substantially all of the Company’s Alaska-based employees are provided through the Alaska Electrical Pension Fund, a multiemployer defined benefit plan. The Company pays a contractual hourly amount based on employee classification or base compensation. The components of net periodic pension costs are not specified in this amount. The Company’s sole single-employer defined benefit plan, which covers a limited number of employees previously employed by a predecessor to one of our subsidiaries, is frozen, and the cost of this plan does not include a service component. Accordingly, total net periodic pension expense of $91 and $182 in the three and six-month periods ended June 30, 2018 has been reported as a component of “Other income (expense), net” in the Statement of Comprehensive Income (Loss). ASU 2017-07 was adopted on a retrospective basis and net periodic pension expense of $154 and $308 in the three and six-months period ended June 30, 2017 was reclassified from “Selling, general and administrative” to “Other income (expense), net” in the Statement of Comprehensive Income (Loss). The Company utilized the practical expedient provided by ASU 2017-07 which permits the use of the amounts disclosed in the retirement plans note as the basis for applying the retrospective presentation requirements.

Effective January 1, 2018, the Company adopted ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting” (“ASU 2017-09”). The amendments in ASU 2017-09 are intended to provide clarity, and reduce diversity in practice and the cost and complexity of applying the guidance in Topic 718. The primary provision of ASU 2017-09 is to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a change as a modification unless all the following conditions are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of ASU 2017-09 will be applied prospectively to awards modified on or after January 1, 2018. The effect of the adoption of ASU 2017-09 on the Company’s financial statements and related disclosures will be dependent on the frequency and types of changes made to its share-based payment awards. There were no applicable changes made during the six-month period ended June 30, 2018.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Accounting Pronouncements Issued Not Yet Adopted

In February 2016, the Financial Account Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The primary change in GAAP addressed by ASU 2016-02 is the requirement for a lessee to recognize on the balance sheet a liability to make lease payments (“lease liability”) and a right-of-use asset representing its right to use the underlying asset for the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. ASU 2016-02 also requires qualitative and quantitative disclosures to enable users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02, including subsequent updates, is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has identified its contracts and other arrangements subject to the guidance in ASU 2016-02 and is currently assessing the effect adoption will have on its consolidated financial statements, processes, systems and internal controls. The Company will adopt ASU 2016-02, including subsequent updates, effective January 1, 2019 on a modified retrospective basis.

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

Revenue Recognition Policies

Revenue Accounted for in Accordance with ASC 606

The Company adopted the provisions of ASC 606 effective in the first quarter of 2018 on a modified retrospective basis. Refer to Note 1 “Summary of Significant Accounting Policies” for a summary of the effect of initial adoption on the Company’s consolidated financial statements.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The Company applied the provisions of ASC 606 to its contracts with customers that had not been completed as of January 1, 2018. Adoption of ASC 606 did not have a material effect on the Company’s recognition of revenue. Adoption resulted in a net decrease in “Selling, general and administrative expenses” of $442 and $96 in the three and six-month periods ended June 30, 2018, respectively, reflecting the net effect of the deferral of sales commissions incurred in 2018 offset by the amortization of deferred sales commissions incurred in prior years. The following tables provide the effect of adoption of ASC 606 on the Company’s statement of comprehensive income for three and six-month periods ended June 30, 2018 and balance sheet at June 30, 2018.

	Three Months
	As Reported	Effect of Adoption of ASC 606	Excluding Adoption of ASC 606

Operating revenues	$59,578	$-	$59,578
Total operating expenses	51,290	442	51,732
Operating income	8,288	(442)	7,846
Income before income tax expense	4,820	(442)	4,378
Net income attributable to Alaska Communications	3,442	(312)	3,130
Net income per share attributable to Alaska
Communications:
Basic	$0.06	$0.00	$0.06
Diluted	$0.06	$0.00	$0.06

	Six Months
	As Reported	Effect of Adoption of ASC 606	Excluding Adoption of ASC 606

Operating revenues	$115,550	$-	$115,550
Total operating expenses	101,919	96	102,015
Operating income	13,631	(96)	13,535
Income before income tax expense	6,777	(96)	6,681
Net income attributable to Alaska Communications	5,543	(69)	5,474
Net income per share attributable to Alaska
Communications:
Basic	$0.10	$0.00	$0.10
Diluted	$0.10	$0.00	$0.10

	June 30, 2018
	As Reported	Effect of Adoption of ASC 606	Excluding Adoption of ASC 606

Deferred income taxes	$1,311	$1,331	$2,642
Other assets	18,828	(6,994)	11,834
Total assets	452,464	(5,663)	446,801
Deferred income taxes	1,972	(656)	1,316
Total liabilities	286,818	(656)	286,162
Retained earnings	6,902	(5,007)	1,895

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

The Company enters into contracts with its rural health care customers and is subject to various regulatory requirements associated with the provision of these services. Revenues associated with rural health care customers are recognized based on the amount the Company expects to collect as evidenced in its contract with the customer and the Company’s and customer’s agreement with the Federal Communications Commission (“FCC”) as the relevant service is provided. Payment for the services is made, in part, by the customer. The Company also receives funding support for these services through the FCC’s rural health care universal service support mechanism. Funding through the FCC represents the predominant portion of the total funding. The amount expected to be collected from the FCC is based on program funding levels and actual or recent historical approval levels of customer applications. In March 2018, USAC announced that demand for rural health care support had exceeded the program’s $400 million annual cap in Funding Year 2017, which began on July 1, 2017 and ends on June 30, 2018, and that individual applicants that filed successful funding requests would receive approximately 84.4% of the funding for which they were otherwise eligible. In June 2018, the FCC announced that it was addressing the current funding shortfall in the rural health care program by raising the annual program funding cap to $571 million from its prior cap of $400 million. The revised cap was applied to Funding Year 2017 (July 1, 2017 – June 30, 2018) to fully fund eligible funding requests for that year. The FCC’s order also adopted measures to address the increased demand for funding from the rural health care program by (i) providing for an annual adjustment to the annual funding cap to reflect inflation beginning with Funding Year 2018; and (ii) establishing a process to carry-forward unused funds from past funding years for use in future funding years. The FCC’s funding increase from 84.4% of approved contracts to 100% of approved contracts resulted in a modification of the relevant contracts. The modification consisted of a change in pricing only, and did not result in the delivery of additional distinct goods or services. The Company’s remaining performance obligations under the contract are not distinct from services delivered prior to modification. Accordingly, the modification was accounted for as a continuation of the original contract and a cumulative adjustment of $2,082 was recorded to revenue in the second quarter of 2018 for the pricing change associated with services provided prior to the modification in the third and fourth quarters of 2017 and the first quarter of 2018. As of June 30, 2018, USAC had not issued approval notices to the Company’s rural health care customers for Funding Year 2017. On July 9, 2018, the FCC notified the Company that it had approved the cost-based rural rates for certain of its customers for Funding Year 2017. This represents a substantial step toward the issuance of approval notices. Rural health care revenues are a component of business broadband revenue.

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

Disaggregation of Revenue

The following table provides the Company’s revenue disaggregated on the basis of its primary markets, customers, products and services for the three and six-month periods ended June 30, 2018

	Three Months			Six Months
	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue
Business and Wholesale Revenue
Business broadband	$16,950	$-	$16,950	$30,550	$-	$30,550
Business voice and other	7,038	-	7,038	13,889	-	13,889
Managed IT services	1,191	-	1,191	2,456	-	2,456
Equipment sales and installations	1,460	-	1,460	2,382	-	2,382
Wholesale broadband	7,795	-	7,795	15,851	-	15,851
Wholesale voice and other	1,442	-	1,442	2,930	-	2,930
Operating leases and other deferred revenue	-	1,602	1,602	-	3,183	3,183

Total Business and Wholesale Revenue	35,876	1,602	37,478	68,058	3,183	71,241

Consumer Revenue
Broadband	6,695	-	6,695	13,187	-	13,187
Voice and other	2,759	-	2,759	5,636	-	5,636

Total Consumer Revenue	9,454	-	9,454	18,823	-	18,823

Regulatory Revenue
Access (1)	6,052	-	6,052	12,259	-	12,259
Access (2)	-	1,670	1,670	-	3,380	3,380
High-cost support	-	4,924	4,924	-	9,847	9,847

Total Regualtory Revenue	6,052	6,594	12,646	12,259	13,227	25,486

Total Revenue	$51,382	$8,196	$59,578	$99,140	$16,410	$115,550

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the three and six-month periods ended June 30, 2018:

	Three	Six
	Months	Months

Services transferred over time	$43,870	$84,499
Goods transferred at a point in time	1,460	2,382
Regulatory access revenue (1)	6,052	12,259

Total revenue	$51,382	$99,140

(1)	Includes customer ordered service and special access.

Transaction Price Allocated to Remaining Performance Obligations

The aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with customers that are unsatisfied, or partially unsatisfied, accounted for in accordance with ASC 606 was approximately $99,583 at June 30, 2018. Revenue will be recognized as the Company satisfies the associated performance obligations. For equipment delivery, installation and configuration, which comprise approximately $1,620 of the total, the performance obligation is currently expected to be satisfied during the next twelve months. For business broadband, voice and managed IT services, which comprise approximately $97,963 of the total, the performance obligation will be satisfied as the service is provided over the terms of the contracts, which range from one to ten years. The Company’s agreements with its consumer customers are typically on a month-to-month basis. Therefore, the Company’s provision of future service to these customers is not reflected in the above discussion of future performance obligations.

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

The table below provides a reconciliation of the contract assets associated with contracts with customers accounted for in accordance with ASC 606 for the six-month period ended June 30, 2018. Contract modifications and cancellations did not have a material effect on contract assets in the six-month period ended June 30, 2018. Contract assets are classified as “Other assets” on the consolidated balance sheet.

Balance at beginning of period	$6,898
Contract additions	1,902
Amortization	(1,806)
Balance at end of period	$6,994

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The Company recorded a provision for uncollectible accounts receivable of $1,092 in the six-month period ended June 30, 2018 associated with its contracts with customers. See Note 5 “Accounts Receivable.”

The table below provides a reconciliation of the contract liabilities associated with contracts with customers accounted for in accordance with ASC 606 for the six-month period ended June 30, 2018. Contract liabilities consist of deferred revenue and are included in “Accounts payable, accrued and other current liabilities” and “Other long-term liabilities, net of current portion.”

Balance at beginning of period	$1,150
Contract additions	1,149
Revenue recognized	(244)
Balance at end of period	$2,055

3.	JOINT VENTURE

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

The table below provides certain financial information about the joint venture included on the Company’s consolidated balance sheet at June 30, 2018 and December 31, 2017. Cash may be utilized only to settle obligations of the joint venture. Because the joint venture is an LLC, and the Company has not guaranteed its operations, the joint venture’s creditors do not have recourse to the general credit of the Company.

	2018	2017
Cash	$270	$190
Property, plant and equipment, net of accumulated depreciation of $260 and $211	$1,881	$1,930

The operating results and cash flows of the joint venture in the three and six-month periods of 2018 and 2017 were not material to the Company’s consolidated financial results.

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

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The estimated fair value and carrying value of the Company’s 6.25% Notes of $10,026 at December 31, 2017 was estimated based on the quoted market prices for identical instruments on dates different from the trade date value (Level 2). The 6.25% Notes were repurchased on May 1, 2018. The carrying values of the Company’s senior credit facilities and other long-term obligations of $182,697 and $178,836 at June 30, 2018 and December 31, 2017, respectively, approximate fair value primarily as a result of the stated interest rates of the 2017 Senior Credit Facility approximating current market rates (Level 2).

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, at each hierarchical level. There were no transfers into or out of Levels 1 and 2 during the first six months of 2018:

	June 30, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other assets:
Interest rate swaps	$805	$-	$805	$-	$515	$-	$515	$-

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents the notional amount, fair value and balance sheet classification of the Company’s derivative financial instruments designated as cash flow hedges as of June 30, 2018 and December, 31, 2017:

		Notional	Fair
	Balance Sheet Location	Amount	Value
At June 30, 2018:
Interest rate swaps	Other assets	$90,000	$805

At December 31, 2017:
Interest rate swaps	Other assets	$90,000	$515

The following table presents gains and losses before income taxes on the Company’s interest rate swaps designated as cash flow hedges for the three and six-month periods ending June 30, 2018 and 2017. There was no ineffectiveness associated with these hedges in the periods reported.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Gain recognized in accumulated other comprehensive loss	$107	$131	$412	$156
Gain (loss) reclassified from accumulated other comprehensive loss	97	(24)	122	(49)

5.	ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at June 30, 2018 and December 31, 2017:

	2018	2017
Retail customers	$30,101	$22,227
Wholesale carriers	6,346	8,146
Other	6,409	4,891
	42,856	35,264
Less: allowance for doubtful accounts	(3,041)	(2,729)
Accounts receivable, net	$39,815	$32,535

The following table summarizes the change in the allowance for doubtful accounts for the six-month period ended June 30, 2018, which is associated entirely with the Company’s contracts with customers:

2018
Balance at January 1	$2,729
Provision for uncollectible accounts	1,092
Charged to other accounts	(435)
Deductions	(345)
Balance at June 30	$3,041

In March 2018, USAC announced that demand for rural health care support had exceeded the program’s $400 million annual cap in Funding Year 2017, which began on July 1, 2017 and ends on June 30, 2018, and that individual applicants that filed successful funding requests would receive approximately 84.4% of the funding for which they were otherwise eligible. In June 2018, the FCC announced that it had raised the annual funding cap for Funding Year 2017 to $571 million to fully fund eligible funding requests for that year. As of June 30, 2018, USAC had not issued approval notices to the Company’s rural health care customers for Funding Year 2017. On July 9, 2018, the FCC notified the Company that it had approved the cost-based rural rates for certain of its customers for Funding Year 2017. This represents a substantial step toward the issuance of approval notices. At June 30, 2018, the Company’s accounts receivable, net, associated with its rural health care customers totaled $18,103, and is based on announced funding and expected approval levels. In the event approved funding varies from the expected approval level, revenue and accounts receivable will be adjusted accordingly. Accounts receivable, net, associated with rural health care customers was $8,580 at December 31, 2017. Rural health care accounts are a component of the Retail Customers category in the above table. See Note 2 “Revenue Recognition” for additional information.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

6.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities consist of the following at June 30, 2018 and December 31, 2017:

	2018	2017
Accounts payable - trade	$12,667	$17,739
Accrued payroll, benefits, and related liabilities	11,065	9,286
Deferred capacity and other revenue	6,488	4,817
Other	5,706	4,306
Total accounts payable, accrued and other current liabilities	$35,926	$36,148

Advance billings and customer deposits consist of the following at June 30, 2018 and December 31, 2017:

	2018	2017
Advance billings	$4,460	$4,181
Customer deposits	32	32
Total advance billings and customer deposits	$4,492	$4,213

7.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at June 30, 2018 and December 31, 2017:

	2018	2017
2017 senior secured credit facility due 2023	$175,050	$178,350
Debt discount	(2,345)	(2,668)
Debt issuance costs	(2,525)	(2,869)
6.25% convertible notes due 2018	-	10,044
Debt discount	-	(18)
Debt issuance costs	-	(4)
Revolving credit facility loan	7,000	-
Capital leases and other long-term obligations	2,992	3,154
	180,172	185,989
Less current portion	(6,841)	(17,030)
Long-term obligations, net of current portion	$173,331	$168,959

As of June 30, 2018, the aggregate maturities of long-term obligations were as follows:

2018 (July 1 - December 31)	$3,524
2019 (January 1 - December 31)	6,639
2020 (January 1 - December 31)	8,902
2021 (January 1 - December 31)	16,267
2022 (January 1 - December 31)	93,483
2023 (January 1 - December 31)	53,801
Thereafter	2,426
Total maturities of long-term obligations	$185,042

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

2017 Senior Credit Facility

The Company’s 2017 Senior Credit Facility includes a Term A-1 Facility, a Term A-2 Facility and a revolving facility of $15,000.

The Term A-1 Facility in the initial principal amount of $120,000 bears interest at LIBOR plus 5.0% per annum, with a LIBOR minimum of 1.0%. Quarterly principal payments are $1,500 in the fourth quarter of 2017 through the first quarter of 2020; $2,250 in the second quarter of 2020 through the first quarter of 2021; and $4,000 in the second quarter of 2021 through the fourth quarter of 2021. The remaining outstanding principal balance is due on March 13, 2022.

The Term A-2 Facility in the initial principal amount of $60,000 bears interest at LIBOR plus 7.0% per annum, with a LIBOR minimum of 1.0%. Quarterly principal payments are $150 in the fourth quarter of 2017 through the first quarter of 2021; and $600 in the second quarter of 2021 through the fourth quarter of 2022. The remaining outstanding principal balance is due on March 13, 2023.

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

As required under the terms of the 2017 Senior Credit Facility, the Company has entered into an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings under the agreement of a minimum of $90,000 with a weighted average life of at least two years. See Note 4 “Fair Value Measurements and Derivative Financial Instruments” for additional information.

6.25% Convertible Notes Due 2018

On May 1, 2018, the Company repurchased the outstanding balance of its 6.25% Notes. The cash settlement totaled $10,358, including principal of $10,044 and accrued interest of $314. Settlement was funded utilizing restricted cash of $10,044 and cash on hand of $314. There was no gain or loss associated with the repurchase.

8.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at June 30, 2018 and December 31, 2017:

	2018	2017
Deferred GCI capacity revenue, net of current portion	$32,156	$33,184
Other deferred IRU capacity revenue, net of current portion	22,298	19,366
Other deferred revenue, net of current portion	1,847	1,391
Other	7,955	7,389
Total other long-term liabilities	$64,256	$61,330

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive income (loss) for the six-month period ended June 30, 2018:

	Defined
	Benefit
	Pension	Interest
	Plan	Rate Swaps	Total
Balance at December 31, 2017	$(2,765)	$369	$(2,396)
Other comprehensive income before reclassifications	82	294	376
Reclassifications from accumulated comprehensive income (loss) to net income	130	(87)	43
Net other comprehensive income	212	207	419
Balance at June 30, 2018	$(2,553)	$576	$(1,977)

The following table summarizes the reclassifications from accumulated other comprehensive loss to net income (loss) for the three and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Amortization of defined benefit plan pension items:
Amortization of loss	$91	$154	$182	$308
Income tax effect	(26)	(63)	(52)	(126)
After tax	65	91	130	182

Amortization of loss on interest rate swap:
Reclassification to interest expense	(97)	24	(122)	49
Income tax effect	28	(10)	35	(20)
After tax	(69)	14	(87)	29
Total reclassifications, net of income tax	$(4)	$105	$43	$211

Amounts reclassified to net income (loss) from our defined benefit pension plan and interest rate swaps have been presented within “Other income (expense), net” and “Interest expense,” respectively, in the Statements of Comprehensive Income (Loss). The estimated amount to be reclassified from accumulated other comprehensive income as a reduction in interest expense within the next twelve months is $798. See Note 4 “Fair Value Measurements and Derivative Financial Instruments.”

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table summarizes the RSU, LTIP and non-employee director stock compensation activity for the six-month period ended June 30, 2018:

		Weighted
		Average
		Grant Date
	Number	Fair
	of Units	Value
Nonvested at December 31, 2017	1,223	$2.00
Granted	335	1.76
Vested	(677)	1.92
Canceled or expired	(42)	1.87
Nonvested at June 30, 2018	839	$1.97

The following table summarizes the PSU activity for the six-month period ended June 30, 2018.

		Weighted
		Average
		Grant Date
	Number	Fair
	of Units	Value
Nonvested at December 31, 2017	1,331	$1.47
Granted	-	-
Vested	(126)	1.77
Canceled or expired	(378)	1.73
Nonvested at June 30, 2018	827	$1.31

The following table provides selected information about the Company’s share-based compensation as of and for the three and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total compensation cost for share-based payments	$325	$(29)	$567	$581
Weighted average grant-date fair value of equity instruments granted (per share)	$1.75	$2.20	$1.76	$1.81
Total fair value of shares vested during the period	$-	$140	$1,524	$2,286

At June 30:
Unamortized share-based payments			$1,315	$807
Weighted average period (in years) to be recognized as expense			1.3	1.3

11.	EARNINGS PER SHARE

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Effective in 2015, the Company discontinued use of the “if converted” method in calculating diluted earnings per share in connection with its contingently convertible debt. Accordingly, 322 and 648 shares related to the 6.25% Notes have been excluded from the calculation of diluted earnings per share for the three and six-month periods ended June 30, 2018, and 2,502 and 5,714 shares were excluded from the calculation of diluted earnings per share for the three and six-month periods ended June 30, 2017, respectively. On May 1, 2018, the Company repurchased the outstanding balance of the 6.25% Notes. See Note 7 “Long-Term Obligations.” Weighted average restricted stock units of 106 were excluded from the calculation of diluted earnings per share for the six-month period ended June 30, 2018 because they were out of the money and, therefore, anti-dilutive. Due to the Company’s reported net loss for the three and six-month periods ended June 30, 2017, 1,957 potential common share equivalents outstanding, consisting of restricted stock and deferred shares granted to directors, were anti-dilutive and excluded from the calculation of diluted loss per share.

The calculation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income (loss) attributable to Alaska Communications	$3,442	$(2,798)	$5,543	$(3,474)

Weighted average common shares outstanding:
Basic shares	53,111	52,341	52,897	52,177
Effect of stock-based compensation	777	-	932	-
Diluted shares	53,888	52,341	53,829	52,177

Net income (loss) per share attributable to Alaska Communications:
Basic	$0.06	$(0.05)	$0.10	$(0.07)
Diluted	$0.06	$(0.05)	$0.10	$(0.07)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

12.	RETIREMENT PLANS

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

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. As of June 30, 2018, this plan is not fully funded under the Employee Retirement Income Security Act of 1974, as amended.

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest cost	$141	$156	$282	$312
Expected return on plan assets	(198)	(185)	(396)	(370)
Amortization of loss	148	183	296	366
Net periodic pension expense	$91	$154	$182	$308

Net periodic pension expense is included in the line item “Other income (expense), net” in the Statements of Comprehensive Income (Loss).

13.	SUPPLEMENTAL CASH FLOW INFORMATION

Restricted cash of $1,769 at June 30, 2018 consisted of certificates of deposit of $1,734 required under the terms of certain contracts to which the Company is a party and other restricted cash of $35. Restricted cash of $11,814 at December 31, 2017 consisted of $10,044 to fund the purchase or settlement at maturity of the Company’s 6.25% Notes, certificates of deposit of $1,734 required under the terms of certain contracts to which the Company is a party and other restricted cash of $36.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of financial position at June 30, 2018 and 2017 that sum to the total of these items reported in the statement of cash flows:

	June 30,
	2018	2017
Cash and cash equivalents	$10,388	$12,982
Restricted cash	1,769	11,924
Total cash, cash equivalents and restricted cash	$12,157	$24,906

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents supplemental non-cash transaction information for the six-month periods ended June 30, 2018 and 2017:

	2018	2017
Supplemental Non-cash Transactions:
Capital expenditures incurred but not paid at June 30	$3,520	$1,506
Property acquired under capital leases	$-	$1,078
Additions to ARO asset	$708	$186

14.	BUSINESS SEGMENTS

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

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company establishes an accrual when a particular contingency is probable and estimable, and has recorded litigation accruals of $751 at June 30, 2018 against certain current claims and legal actions. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

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

US Federal Regulatory Matters

Rural Health Care Support Program

As described in our most recent Form 10-K, USAC had determined that, for Funding Year 2017, which began July 1, 2017, demand for support from the Rural Health Care support mechanism exceeded the $400 million cap that had been in place for the past two decades, for the second year in a row. As a result, USAC had announced that successful non-consortium applicants would receive approximately 84.4% of the support for which they would otherwise be eligible. On June 25, 2018, the FCC issued an Order increasing that cap to $571 million for Funding Year 2017, and indexing the cap for inflation, so that, for Funding Year 2018, which began July 1, 2018, the cap will be $581 million. In addition, beginning with Funding Year 2018, any unused funds from one Funding Year may be carried forward for use in subsequent Funding Years. We expect that these actions will reduce or eliminate the need for such reductions in support payments, at least in the near term.

USAC has not yet acted on the vast majority of our rural healthcare customers’ funding requests. On March 22, 2018, we filed a Petition with the FCC asking the FCC to direct USAC to issue funding commitments to our customers based on rates we proposed in the Petition. On July 18, 2018, we announced that the FCC had approved those rates for use in determining rural health care support levels for our rural health care customers for Funding Year 2017. We expect USAC to complete the remaining administrative processes associated with our rural health care provider customers’ requests for support, and issue funding commitments based on those rates in the third quarter.

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

In addition, on June 21, 2018, we filed a supplemental notice with the FCC proposing to serve an additional 4,691 unserved customer locations in partially-served census blocks, again to partially fulfill our CAF Phase II deployment obligation. Any challenges to this supplemental list are due to the FCC by September 4, 2018. As with the initial list, if the FCC ultimately determines that we are not able to satisfy our CAF Phase II deployment obligation by serving some or all of those locations, it may be more difficult and costly to meet our CAF Phase II deployment requirements at other locations.

Satellite Services

We recently began using C-band satellite earth stations to provide services via satellite to our customers, using the Eutelsat E115WB satellite, and intend to expand our use of C-band satellite services to serve customers in 2018. Our C-band satellite earth stations use the 3.7-4.2 GHz band to receive downlink transmissions from geostationary satellites. On April 19, 2018, the Wireless Telecommunications, International, and Public Safety Bureaus of the FCC announced an immediate, temporary freeze on the filing of new or modification applications for fixed-satellite service earth station licenses, receive-only earth station registrations, and fixed microwave licenses in the 3.7 - 4.2 GHz portion of the C-band spectrum, in order to preserve the current landscape of authorized operations in that band while the Commission continues to examine opportunities to permit expanded terrestrial use of that band for mobile broadband and additional fixed services. On July 13, 2018, the FCC issued a Notice of Proposed Rulemaking seeking comment on options for expanding terrestrial use of the 3.7-4.2 GHz band for “5G” terrestrial wireless services. We are unable to predict the outcome of this proceeding. Nevertheless, if the FCC adopts rules that limit our ability to register additional satellite earth stations in this band, or expands terrestrial transmissions in the 3.7-4.2 GHz band, it may become more difficult or costly for us to use this band, or necessitate relocation of our services to alternative spectrum bands.

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

In January, 2018, the RCA opened a rulemaking to repeal the AUSF effective July 31, 2019, and sought comments and reply comments. The Alaska Telephone Association and its members filed a plan to cap the fund and distributions. AT&T, GCI, and Alaska Communications also filed comments and reply comments. A hearing was scheduled in April. A final decision is anticipated in order for either a repeal or changes to the distribution to be effective January 1, 2019.

Other State Regulatory Matters

The RCA opened three dockets on July 27, 2016 to investigate the continued need for COLR funding in competitive areas. Two of the dockets investigating the continued need for COLR funding affect the Fairbanks and Juneau markets. On May 24, 2017, the RCA issued an order approving the 2016 COLR filing for ACSF but denying the 2016 COLR filing for ACSAK and terminating its COLR status and related support. ACSAK petitioned for reconsideration which was denied, and on July 14, 2017 ACSAK filed a notice of appeal in the Anchorage Superior Court. ACS AK filed its appellant brief on March 1, 2018 simultaneously with MTA. Due to requests for extensions for extraordinary and compelling reasons, the RCA appellee brief was due on June 19, 2018 and ACS AK has an extension for its reply brief now due on August 10, 2018.

The RCA denied ACSAK’s request for 2017 COLR filing and reinstatement of COLR status. The Company filed for 2017 COLR funding for ACSN and ACSF. The RCA suspended these filings on July 31, 2017. Adjudication of these matters was dismissed when the RCA opened the docket to repeal AUSF. AUSF COLR support for these two markets will continue subject to the RCA’s final decision. ACS F, ACS N, and ACS AK filed for 2018 COLR funding on June 18, 2018 and received notification of approval from the RCA on July 27, 2018.

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

Regulatory

Regulatory revenue is generated from three primary sources: (i) Access charges, which include interstate and intrastate switched access and special access charges, and cellular access; (ii) Surcharges billed to the end user (pass-through and non-pass-through); and (iii) federal and state support. We provide voice and broadband origination and termination services to interstate and intrastate carriers. While we are compensated for these services, these revenue streams have been in decline and we expect them to continue to decline, although at a relatively predictable rate. In addition, as regulators have reformed traditional access charges, they have simultaneously implemented new end user surcharges that contribute to our revenue. The following table summarizes our primary sources of regulatory revenue and their contribution to total revenue in 2017.

Source	Description	2017 Revenue	As a % of Regulatory Revenue	As a % of Total Revenue
Access Charges
	Interstate and intrastate switched access are services based primarily on originating and terminating access minutes from other carriers. Special access is primarily access to dedicated circuits sold to wholesale customers, substantially all of which is generated from interstate services. Cellular access is the transport of local network services between switches for cellular companies based on individually negotiated contracts. Access revenue has declined at an average of approximately 5% annually over the past five years.	$4,916	9.7%	2.2%
Total Access Charges		$4,916	9.7%	2.2%

Surcharges
Pass-Through

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

		$6,587	13.0%	2.9%

Other	Other non-pass-through surcharges are collected from our customers as authorized by the regulatory body. The amount charged is based on the type of line: single line business, multi-line business, consumer or lifeline. The rates are established based on federal or state orders. These charges are recorded as revenue and do not have a direct associated cost. Rather, they represent a revenue recovery mechanism established by the FCC or the Regulatory Commission of Alaska.	$12,922	25.5%	5.7%
Total Surcharges		$19,509	38.5%	8.6%

Federal and State Support
CAF II	In 2016, the FCC released the CAF Phase II order specific to Alaska Communications which transitioned from CAF Phase I frozen support to CAF Phase II. Funding under the new program generally requires the Company to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, and meet interim milestone build-out obligations. CAF II revenues are expected to be relatively stable through 2026.	$19,694	38.9%	8.7%

COLR and CCL	The Company is designated by the State of Alaska as a COLR in five of the six study areas. In addition to COLR, the Company receives CCL support. We do not receive COLR or CCL funding for the ACS of Anchorage study area. As a COLR we are required to provide services essential for retail and carrier-to-carrier telecommunication throughout the applicable coverage area.	$6,549	12.9%	2.9%

Total Federal and State Support		$26,243	51.8%	11.6%

Total Regulatory Revenue		$50,668		22.3%

Total Revenue		$226,905

Executive Summary

The following summary should be read in conjunction with “Non-GAAP Financial Measures” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating Revenues

In June 2018, the FCC announced that it had raised the rural health care program’s annual funding cap for Funding Year 2017 to $571 million from its previous cap of $400 million to fully fund eligible funding requests for that year. Total revenue of $59.6 million increased $1.0 million, or 1.8%, in the second quarter of 2018 compared with the second quarter of 2017. Business and wholesale revenue increased $0.9 million, or 2.4%, due in part to a $2.1 million cumulative adjustment recorded in the second quarter for the effect of the rural health care program funding increase on revenue previously reported in the third and fourth quarters of 2017 and first quarter of 2018. This was partially offset by year-over-year price compression in the rural health care program. Consumer revenue grew marginally and regulatory revenue was unchanged.

Operating Income

Operating income of $8.3 million in the second quarter of 2018 increased $2.5 million, or 44.0%, compared with the second quarter of 2017 due to the rural health care revenue adjustment and reduced operating expenses, driven primarily by lower labor costs. These items are discussed in more detail below.

Adjusted EBITDA

Adjusted EBITDA of $16.9 million in the second quarter of 2018 increased $2.1 million, or 14.1%, from $14.8 million in the second quarter of 2017 due to the revenue increase and lower operating expenses. See “Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to Net Income (Loss). As discussed in “Non-GAAP Financial Measures,” the Company does not provide a reconciliation of guidance for Adjusted EBITDA to Net Income (Loss).

Operating Metrics

Business broadband average monthly revenue per user (“ARPU”) of $369.46 in the second quarter of 2018 increased from $367.93 in the second quarter of 2017 due to the rural health care funding increase announced in the second quarter, including the effect of the $2.1 million cumulative adjustment, partially offset by price compression in the rural health care program. Business broadband connections of 15,368 at June 30, 2018, decreased marginally from connections of 15,475 at June 30, 2017. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as is a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons, we do not disclose our sales or performance in MRC.

Consumer broadband connections of 33,432 declined marginally year over year and consumer broadband ARPU of $66.23 in the second quarter of 2018 increased from $61.57 in the second quarter of 2017.

The table below provides certain key operating metrics as of or for the periods indicated.

	June 30,
	2018	2017

Voice:
At quarter end:
Business access lines	70,494	72,972
Consumer access lines	27,411	31,542
Quarter:
ARPU - business	$25.38	$23.20
ARPU - consumer	$31.43	$27.81
Year-to-date:
ARPU - business	$25.18	$23.28
ARPU - consumer	$32.03	$28.14

Broadband:
At quarter end:
Business connections	15,368	15,475
Consumer connections	33,432	34,675
Quarter:
ARPU - business	$369.46	$367.93
ARPU - consumer	$66.23	$61.57
Year-to-date:
ARPU - business	$333.06	$360.62
ARPU - consumer	$65.22	$61.36

Liquidity

We generated cash from operating activities of $22.4 million in the first six months of 2018 compared with $17.1 million in the first six months of 2017. This improvement reflects higher payments on accounts payable and other current liabilities in 2017, partially offset by delayed collections from rural health care customers in 2018. There have been no significant payments received from the rural health care program since July 2017.

Net debt (defined as total debt excluding debt issuance costs, less cash, cash equivalents and restricted cash held for settlement of the 6.25% Notes) at June 30, 2018 was $174.7 million compared with $177.2 million at December 31, 2017. The decrease reflects principal payments on the Company’s 2017 Senior Credit Facility offset by borrowings under the revolving credit facility. The 6.25% Notes were repurchased on May 1, 2018.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three-month periods ended June 30, 2018 and 2017. Revenue and the associated analysis is presented by customer and product category, combining revenue accounted for under ASC 606 and other guidance.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Three Months ended June 30,
(in thousands)	2018	2017	Change	% Change
Operating revenues:
Business and wholesale revenue
Business broadband	$17,009	$16,954	$55	0.3%
Business voice and other	7,038	6,601	437	6.6%
Managed IT services	1,191	1,151	40	3.5%
Equipment sales and installations	1,460	1,343	117	8.7%
Wholesale broadband	9,338	8,941	397	4.4%
Wholesale voice and other	1,442	1,612	(170)	-10.5%
Total business and wholesale revenue	37,478	36,602	876	2.4%

Consumer revenue
Broadband	6,695	6,460	235	3.6%
Voice and other	2,759	2,802	(43)	-1.5%
Total consumer revenue	9,454	9,262	192	2.1%

Total business, wholesale and consumer revenue	46,932	45,864	1,068	2.3%
Growth in broadband revenue	2.1%

Regulatory revenue
Access	7,722	7,748	(26)	-0.3%
High cost support	4,924	4,924	-	0.0%
Total regulatory revenue	12,646	12,672	(26)	-0.2%

Total operating revenues	$59,578	$58,536	$1,042	1.8%

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	26,542	26,454	88	0.3%
Selling, general and administrative	16,507	17,284	(777)	-4.5%
Depreciation and amortization	8,197	9,028	(831)	-9.2%
Loss on disposal of assets, net	44	14	30	NM
Total operating expenses	51,290	52,780	(1,490)	-2.8%

Operating income	8,288	5,756	2,532	44.0%

Other income and (expense):
Interest expense	(3,401)	(3,913)	512	-13.1%
Loss on extinguishment of debt	-	(5,158)	5,158	NM
Interest income	24	7	17	NM
Other expense	(91)	(154)	63	-40.9%
Total other income and (expense)	(3,468)	(9,218)	5,750	-62.4%

Income (loss) before income tax (expense) benefit	4,820	(3,462)	8,282	NM

Income tax (expense) benefit	(1,418)	632	(2,050)	NM

Net income (loss)	3,402	(2,830)	6,232	NM
Less net loss attributable to noncontrolling interest	(40)	(32)	(8)	25.0%
Net income (loss) attributable to Alaska Communications	$3,442	$(2,798)	$6,240	NM

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $37.5 million increased $0.9 million, or 2.4%, in the second quarter of 2018 from $36.6 million in the second quarter of 2017. This increase reflects a $2.1 million cumulative adjustment recorded in the second quarter for the effect of the rural health care program funding increase on revenue previously reported in the third and fourth quarters of 2017 and first quarter of 2018. This increase was largely offset by price compression on a year-over-year basis in the rural health care program. The Company’s rural health care revenue was $6.6 million in 2018, including the $2.1 million adjustment, compared with $6.8 million in 2017. Business ARPU of $369.46 in the second quarter of 2018 increased from $367.93 in the second quarter of 2017 due to the effect of the $2.1 million cumulative funding adjustment, partially offset by price compression in the rural health care program. Business broadband connections decreased marginally year over year. Wholesale broadband revenue increased $0.4 million. Voice and other revenue increased $0.3 million. Business voice connections decreased 2,478, or 3.4%, year over year and ARPU of $25.38 increased from $23.20 in 2017. Managed IT services and equipment sales and installations increased $0.2 million in total year over year. While connections and ARPU serve as data points to support the analysis of period-over-period changes in revenue, they are not critical indicators utilized by the Company to manage the Business and Wholesale customer group.

Consumer

Consumer revenue of $9.5 million increased $0.2 million, or 2.1%, in 2018. Broadband revenue increased $0.2 million due to an increase in ARPU to $66.23 from $61.57, offset by a decrease in connections. Voice and other revenue decreased marginally due to 4,131 fewer connections, partially offset by an increase in ARPU to $31.43 from $27.81 in the prior year.

Regulatory

Regulatory revenue of $12.6 million was unchanged year over year.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales (excluding depreciation and amortization) of $26.5 million increased $0.1 million, or 0.3%, in the second quarter of 2018 from $26.4 million in the second quarter of 2017. A $1.1 million increase in network support costs associated with new customer contracts and a $0.4 million increase in access charges was offset by a $1.0 million decrease in labor costs.

Selling, General and Administrative

Selling, general and administrative expenses of $16.5 million decreased $0.8 million, or 4.5%, in the second quarter of 2018 from $17.3 million in the second quarter of 2017. Results in the second quarter of 2017 included a $1.1 million charge to the allowance for doubtful accounts associated with rural health care customers. The decrease also reflects a $0.5 million year over year reduction in labor costs.

Depreciation and Amortization

Depreciation and amortization expense of $8.2 million decreased $0.8 million, or 9.2%, in the second quarter of 2018 from $9.0 million in the second quarter of 2017. This decrease was due primarily to certain assets reaching the end of their depreciable life.

Other Income and Expense

Interest expense of $3.4 million in the second quarter of 2018 declined from $3.9 million in the second quarter of 2017 due primarily to lower average borrowing levels. The $5.2 million loss on extinguishment of debt in the second quarter of 2017 was associated with settlement of the Tender Offer on the Company’s 6.25% Notes and included the write-off of unamortized debt issuance costs and discounts, and third-party fees.

Income Taxes

Income tax expense and the effective tax rate in the second quarter of 2018 were $1.4 million and 29.4%, respectively. The income tax benefit and effective tax rate in the second quarter of 2017 of $0.6 million and 18.3%, respectively, reflect the impact of permanent book to tax differences.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of the AQ-JV was $40 thousand and $32 thousand in the second quarter of 2018 and 2017, respectively.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $3.4 million in the second quarter of 2018 compares with a net loss $2.8 million in the same period of 2017. The year over year results reflect the revenue and expense items discussed above.

The following table summarizes our results of operations for the six-month periods ended June 30, 2018 and 2017. Revenue and the associated analysis is presented by customer and product category, combining revenue accounted for under ASC 606 and other guidance.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months ended June 30,
(in thousands)	2018	2017	Change	% Change
Operating revenues:
Business and wholesale revenue
Business broadband	$30,668	$33,235	$(2,567)	-7.7%
Business voice and other	13,889	13,232	657	5.0%
Managed IT services	2,456	2,058	398	19.3%
Equipment sales and installations	2,382	2,117	265	12.5%
Wholesale broadband	18,916	17,258	1,658	9.6%
Wholesale voice and other	2,930	3,241	(311)	-9.6%
Total business and wholesale revenue	71,241	71,141	100	0.1%

Consumer revenue
Broadband	13,187	12,878	309	2.4%
Voice and other	5,636	5,712	(76)	-1.3%
Total consumer revenue	18,823	18,590	233	1.3%

Total business, wholesale and consumer revenue	90,064	89,731	333	0.4%
Growth in broadband revenue	-0.9%

Regulatory revenue
Access	15,639	15,689	(50)	-0.3%
High cost support	9,847	9,847	-	0.0%
Total regulatory revenue	25,486	25,536	(50)	-0.2%

Total operating revenues	$115,550	$115,267	$283	0.2%

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	52,375	51,596	779	1.5%
Selling, general and administrative	32,519	35,223	(2,704)	-7.7%
Depreciation and amortization	16,984	17,931	(947)	-5.3%
Loss on disposal of assets, net	41	33	8	24.2%
Total operating expenses	101,919	104,783	(2,864)	-2.7%

Operating income	13,631	10,484	3,147	30.0%

Other income and (expense):
Interest expense	(6,905)	(7,758)	853	-11.0%
Loss on extinguishment of debt	-	(7,434)	7,434	NM
Interest income	38	14	24	NM
Other income (expense), net	13	(308)	321	NM
Total other income and (expense)	(6,854)	(15,486)	8,632	-55.7%

Income (loss) before income tax (expense) benefit	6,777	(5,002)	11,779	NM

Income tax (expense) benefit	(1,306)	1,464	(2,770)	NM

Net income (loss)	5,471	(3,538)	9,009	NM
Less net loss attributable to noncontrolling interest	(72)	(64)	(8)	12.5%
Net income (loss) attributable to Alaska Communications	$5,543	$(3,474)	$9,017	NM

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $71.2 million increased $0.1 million, or 0.1%, in the six-month period of 2018 from $71.1 million in the six-month period of 2017. This increase was due primarily to a $1.7 million increase in wholesale broadband revenue reflecting higher rates offset by fewer customers. Business broadband revenue declined $2.6 million, or 7.7%, in 2018 due primarily to year-over-year price compression in the rural health care program, partially offset by a $1.4 million cumulative adjustment recorded in the second quarter for the effect of the rural health care program funding increase on revenue previously reported in the third and fourth quarters of 2017. The Company’s rural health care revenue was $10.1 million in the first six months of 2018, including the $1.4 million adjustment, compared with $13.0 million in the first six months of 2017. Business ARPU of $333.06 in the six-month period of 2018 compares with $360.62 in the same period of 2017 due to rural health price compression. Business broadband connections decreased marginally year over year. Voice and other revenue increased $0.3 million in 2018. Business voice connections decreased 2,478, or 3.4%, year over year and ARPU of $25.18 increased from $23.28 in 2017. Managed IT services and equipment sales and installations increased $0.4 million and $0.3 million year over year, respectively.

Consumer

Consumer revenue of $18.8 million increased $0.2 million, or 1.3%, in the six-month period of 2018. Broadband revenue increased $0.3 million due to an increase in ARPU to $65.22 from $61.36, offset by a decrease in connections. Voice and other revenue decreased marginally due to 4,131 fewer connections, partially offset by an increase in ARPU to $32.03 from $28.14 in the prior year.

Regulatory

Regulatory revenue of $25.5 million was unchanged year over year.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales (excluding depreciation and amortization) of $52.4 million increased $0.8 million, or 1.5%, in the six-month period of 2018 from $51.6 million in the six-month period of 2017. A $2.4 million increase in network support costs associated with new customer contracts, a $0.7 million increase in access charges and a $0.3 million increase in circuit installation costs were partially offset by a $2.4 million decrease in labor costs.

Selling, General and Administrative

Selling, general and administrative expenses of $32.5 million decreased $2.7 million, or 7.7%, in the six-month period of 2018 from $35.2 million in the six-month period of 2017. Results in the six-month period of 2017 included a $1.1 million charge to the allowance for doubtful accounts associated with rural health care customers recorded in the second quarter. The decrease also reflects a $2.5 million year over year reduction in labor costs.

Depreciation and Amortization

Depreciation and amortization expense of $17.0 million decreased $0.9 million, or 5.3%, in the six-month period of 2018 from $17.9 million in the six-month period of 2017. This decrease was due primarily to certain assets reaching the end of their depreciable life.

Other Income and Expense

Interest expense of $6.9 million in the six-month period of 2018 declined from $7.8 million in the six-month period of 2017 due primarily to lower average borrowing levels. The $7.4 million loss on extinguishment of debt in the six-month period of 2017 included $5.1 million associated with settlement of the Tender Offer on the Company’s 6.25% Notes in the second quarter and $2.3 million associated with the settlement of the 2015 Senior Credit Facilities in the first quarter.

Income Taxes

Income tax expense in the six-month period of 2018 of $1.3 million reflects a $0.7 million benefit recorded in the first quarter to correct an overstatement of the income tax provision in 2017. Excluding this out-of-period adjustment, the income tax provision was $2.0 million and the effective tax rate was 29.6%. The income tax benefit and effective tax rate in the six-month period of 2017 of $1.5 million and 29.3%, respectively, reflect the impact of permanent book to tax differences.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of the AQ-JV was $72 thousand and $64 thousand in both the six-month periods of 2018 and 2017, respectively.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $5.5 million in the six-month period of 2018 compares with a net loss $3.5 million in the same period of 2017. The year over year results reflect the revenue and expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures, repurchase of our 6.25% Notes and scheduled debt service under our 2017 Senior Credit Facility in the first six months of 2018 through internally generated funds and cash on hand. At June 30, 2018, we had $10.4 million of cash and cash equivalents, $1.8 million of restricted cash and $8.0 million available under our revolving credit facility.

Our major sources and uses of funds in the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended
	June 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$22,358	$17,065
Capital expenditures	$(17,081)	$(10,522)
Change in unsettled capital expenditures	$(1,632)	$(2,043)
Repayments of long-term debt	$(20,506)	$(174,013)
Proceeds from the issuance of long-term debt	$14,000	$183,000
Debt issuance costs and discounts	$-	$(5,508)
Cash paid for debt extinguishment	$-	$(5,279)
Interest paid (1)	$(7,251)	$(7,595)

(1) Included in net cash provided by operating activities.

Cash Flows from Operating Activities

Cash provided by operating activities of $22.4 million in the first six months of 2018 compares with $17.1 million in the first six months of 2017. The year over year increase was primarily due to higher payments on accounts payable and other current liabilities in 2017 partially offset by increased accounts receivable associated with rural health care customers in 2018.

Cash provided by operating activities of $22.4 million in the first six months of 2018 reflects net income excluding non-cash items (defined as cash provided by operating activities excluding changes in operating assets and liabilities) of $24.4 million and a $5.7 million net increase in accounts payable and other liabilities, offset by a $8.4 million increase in accounts receivable primarily associated with rural health care customers. The increase in accounts payable and other current liabilities includes cash receipts associated with new IRU capacity arrangements.

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

Cash Flows from Investing Activities

Cash used by investing activities of $19.6 million in the first six months of 2018 consisted of expenditures on capital totaling $18.7 million. Of $17.1 million incurred in 2018, $9.6 million was success based versus maintenance.

Cash used by investing activities of $19.6 million in the first six months of 2018 consisted of expenditures on capital totaling $18.7 million. Of $17.1 million incurred in 2018, $9.6 million was success based versus maintenance.

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

Cash Flows from Financing Activities

Cash used by financing activities was $6.8 million in the first six months of 2018. Repayments of long-term debt of $20.5 million included scheduled principal payments on the term loan components of our 2017 Senior Credit Facility of $3.3 million, repayment of draws totaling $7.0 million on the revolving credit facility and repurchase of the 6.25% Notes of $10.0 million. Proceeds from the issuance of long-term debt of $14.0 million consisted of draws on the revolving credit facility.

Cash used by financing activities was $2.3 million in the first six months of 2017. Repayments of long-term debt of $174.0 million included repayment of the outstanding principal of the 2015 Senior Credit Facilities of $86.8 million, settlement of the tender offer on the Company’s 6.25% Notes in the principal amount of $84.0 million and repayment of a $3.0 million draw on the revolving credit facility. Proceeds from the issuance of long-term debt of $183.0 million consisted of gross proceeds of $180.0 million from the issuance of the 2017 Senior Credit Facility and a $3.0 million draw on the revolving credit facility. Payment of debt issuance costs and discounts of $5.5 million were associated with the issuance of the 2017 Senior Credit Facility. Cash paid for debt extinguishment of $5.3 million was associated with settlement of the 2015 Senior Credit Facilities and the tender offer on the 6.25% Notes.

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

The 2017 Senior Credit Facility requires the maintenance of certain financial ratios as defined in the agreement and summarized below. The Company was in compliance with all relevant financial ratios at June 30, 2018.

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

The actual net total leverage ratio was 2.89 at June 30, 2018.

Fixed Charge Coverage Ratio: The ratio of our (a) Consolidated EBITDA for the consecutive four fiscal quarters ending as of the calculation date to (b) the sum of, for the same period, consolidated interest expense, capital expenditures (with certain exceptions), the current portion of long term debt including capital lease obligations, restricted payments, and cash payments for income taxes. The minimum fixed charge coverage ratio was 1.05 to 1.00 commencing June 30, 2017. The actual fixed charge coverage ratio was 1.15 at June 30, 2018.

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

The weighted interest rate on the 2017 Senior Credit Facility was 7.39% at June 30, 2018.

As required under the terms of the 2017 Senior Credit Facility and as a component of its cash flow hedging strategy, the Company has entered into an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings under the 2017 Senior Credit Facility of $90.0 million through June 28, 2019.

On March 15, 2018, USAC announced that demand for rural health care support had exceeded the program’s annual cap in Funding Year 2017, which began July 1, 2017 and ends on June 30, 2018, and that successful applicants would receive 84.4% of the funding for which they would otherwise be eligible. The budget constraints announced in the first quarter prompted the Universal Service Administrative Company (“USAC”), which administers the program, to engage in substantially more rigorous reviews of rural health care support, raising compliance costs and delaying issuance of support payments. In connection with that review, the Company received certain inquiries and requests for information from USAC and from the FCC Enforcement Bureau. In the first quarter of 2018, the Company’s rural health care customers received notice from USAC regarding deficiencies in the rates stated in their applications. The rates were subsequently revised and, in July 2018, the FCC notified the Company that it had approved the cost-based rural rates for certain of its customers and that amendment of those customer’s applications was in process. This represents a substantial step toward the issuance of approval notices. In June 2018, the FCC announced an increase in the annual program funding cap to $571 million from the prior cap of $400 million effective for Funding Year 2017. This FCC order also provides for an annual adjustment to the funding cap to reflect inflation and the establishment of a process to carry forward unused funds from past funding years for use in future funding years. Upon approval by the FCC and USAC, the Company’s other rural health care customers will amend their applications for funding. As of June 30, 2018, USAC had not issued application approval notices to our rural health care customers for Funding Year 2017.

We recorded revenue from the rural health care program of $10.1 million in the first six months of 2018, which includes $1.4 million to record the effect of the funding increase on revenue reported in the third and fourth quarters of 2017, and reflects the negative effect of price compression.

Our accounts receivable balance for rural health care customers, net of amounts reserved, was $18.1 million at June 30, 2018 and $8.6 million at December 31, 2017. The Company has not received any significant cash payments associated with this program since July 2017. The timing of the approval of our customers’ applications and timing of cash payments from USAC could have an adverse effect on our financial position, results of operations and liquidity. With regards to revised rates and amended applications not yet approved, we cannot, at this time, determine with a high level of confidence when and if the FCC will approve these rates and applications, or when the Company will receive payment from USAC.

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

Amortization of deferred revenue included in our operating revenues for the three and six-month periods ended June 30, 2018 and 2017, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

GCI capacity revenue	$516	$516	$1,027	$1,027
Other deferred capacity revenue	467	354	903	690
Total deferred capacity revenue	983	870	1,930	1,717
Other deferred revenue	820	705	1,572	1,541
Total	$1,803	$1,575	$3,502	$3,258

The Company does not provide reconciliations of guidance for Adjusted EBITDA to Net Income, and Adjusted Free Cash Flow to Net Cash Provided by Operating Activities, in reliance on the unreasonable efforts exception provided under Item 10(e)(1)(i)(B) of Regulation S-K. The Company does not forecast certain items required to develop the comparable GAAP financial measures. These items are charges and benefits for uncollectible accounts, certain other non-cash expenses, unusual items typically excluded from Adjusted EBITDA and Adjusted Free Cash Flow, and changes in operating assets and liabilities (generally the most significant of these items, representing cash outflows of $2.0 million in the six-month period ended June 30, 2018).

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

The following tables provide the computation of Adjusted EBITDA and reconciliation to Net Income (Loss), and the computation of Adjusted Free Cash Flow and reconciliation to Net Cash Provided by Operating Activities for the three and six-month periods ended June 30, 2018 and 2017:

Adjusted EBITDA
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income (loss)	$3,402	$(2,830)	$5,471	$(3,538)
Add (subtract):
Interest expense	3,401	3,913	6,905	7,758
Loss on extinguishment of debt	-	5,158	-	7,434
Interest income	(24)	(7)	(38)	(14)
Depreciation and amortization	8,197	9,028	16,984	17,931
Other expense (income), net	91	154	(13)	308
Loss on the disposal of assets, net	44	14	41	33
Income tax expense (benefit)	1,418	(632)	1,306	(1,464)
Stock-based compensation	325	(29)	567	581
Net loss attributable to noncontrolling interest	40	32	72	64
Adjusted EBITDA	$16,894	$14,801	$31,295	$29,093

Reconciliation of Net Cash Provided by Operating Activities to Adjusted
Free Cash Flow and Computation of Adjusted Free Cash Flow
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net cash provided by operating activities	$8,937	$11,767	$22,358	$17,065
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow:
Capital expenditures	(8,401)	(5,374)	(17,081)	(10,522)
Amortization of deferred capacity revenue	983	870	1,930	1,717
Amortization of GCI capacity revenue	(516)	(516)	(1,027)	(1,027)
Amortization of debt issuance costs and debt discount	(333)	(512)	(689)	(1,537)
Interest expense	3,401	3,913	6,905	7,758
Interest paid	(3,810)	(6,059)	(7,251)	(7,595)
Interest income	(24)	(7)	(38)	(14)
Income taxes receivable (payable)	36	-	36	(574)
Income taxes (paid) refunded, net	(4)	(2)	(4)	572
Charge for uncollectible accounts	(555)	(1,544)	(1,092)	(1,633)
Other expense (income), net	91	154	(13)	308
Net loss attributable to noncontrolling interest	40	32	72	64
Other non-cash expense, net	(91)	(143)	(181)	(288)
Changes in operating assets and liabilities	4,409	271	2,007	6,227
Adjusted free cash flow	$4,163	$2,850	$5,932	$10,521

Adjusted EBITDA	$16,894	$14,801	$31,295	$29,093
Less:
Capital expenditures	(8,401)	(5,374)	(17,081)	(10,522)
Amortization of GCI capacity revenue	(516)	(516)	(1,027)	(1,027)
Income taxes (paid) refunded, net	(4)	(2)	(4)	572
Interest paid	(3,810)	(6,059)	(7,251)	(7,595)
Adjusted free cash flow	$4,163	$2,850	$5,932	$10,521

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

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of June 30, 2018, we have recorded litigation accruals of $0.8 million against certain of those claims and legal actions. Estimates involved in developing these litigation accruals could change as these claims, legal actions and regulatory proceedings progress. See also Part II, Item 1. Legal Proceedings.

EMPLOYEES

As of June 30, 2018, we employed 578 regular full-time employees, 4 regular part-time employees and 1 temporary employee, compared with 583, 5 and 1, respectively at December 31, 2017. Approximately 54% of our employees are represented by the IBEW. Our Master Collective Bargaining Agreement (“CBA”) with the IBEW, which is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska. Management considers employee relations to be generally good.

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

New Accounting Pronouncements

See Note 1 “Summary of Significant Accounting Polices” to the condensed consolidated financial statements for a description of recently adopted accounting pronouncements and recently issued pronouncements not yet adopted.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is associated with changes in interest rates. The interest rates and cash interest payments were substantially fixed on approximately $90.6 million, or 50%, of our total borrowings of $182.7 million as of June 30, 2018. The Term A-1 Facility of our 2017 Senior Credit Facility bears interest of LIBOR plus 5.0% with a LIBOR floor of 1.0% and the Term A-2 Facility bears interest of LIBOR plus 7.0% with a LIBOR floor of 1.0% as of June 30, 2018.

We manage a portion of our exposure to fluctuations in LIBOR and the resulting impact on interest expense and cash interest payments on our 2017 Senior Credit Facility through the utilization of a pay-fixed, receive-floating interest rate swap designated as a cash flow hedge. As of June 30, 2018, interest expense on $90.0 million, or approximately 50%, of the amount outstanding under the 2017 Senior Senior Credit Facility was hedged. A hypothetical 100 basis point increase in LIBOR over the floor of 1.0% during the next twelve months would result in an approximately $0.8 million increase in interest expense and cash interest payments associated with the unhedged portion of the 2017 Senior Credit Facility. As required under the terms of the 2017 Senior Credit Facility, the Company entered into interest rate hedges sufficient to effectively fix or limit the interest rate on borrowings under the 2017 Senior Credit Facility of $90.0 million through June 28, 2019.

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

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the second quarter of 2018 and have concluded that there were no changes to our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.             OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of June 30, 2018, we have recorded litigation accruals of $0.8 million against certain current claims and legal actions. Other than as described above and as disclosed previously in Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2017, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Exhibit	Where Located

10.1	The Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan	Exhibit 99.1 to Form S-8 File No. 333-226124 (Filed July 11, 2018)

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Date: August 8, 2018	/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	/s/ Laurie Butcher
Laurie Butcher Senior Vice President of Finance (Principal Financial and Accounting Officer)