Form 10-Q
period 2018-09-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2018-11-07
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒                  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒                 No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                  No ☒

As of November 1, 2018, there were outstanding 53,185,478 shares of Common Stock, $.01 par value, of the registrant.

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 101.INS

Exhibit 101.SCH

Exhibit 101.CAL

Exhibit 101.DEF

Exhibit 101.LAB

Exhibit 101.PRE

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$17,292	$4,354
Restricted cash	1,634	11,814
Short-term investments	134	-
Accounts receivable, net of allowance of $3,939 and $2,729	28,568	32,535
Materials and supplies	6,681	7,046
Prepayments and other current assets	6,940	6,115
Total current assets	61,249	61,864

Property, plant and equipment	1,379,391	1,357,929
Less: accumulated depreciation and amortization	(1,010,821)	(991,816)
Property, plant and equipment, net	368,570	366,113

Deferred income taxes	820	3,394
Other assets	19,330	11,415
Total assets	$449,969	$442,786

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term obligations	$6,844	$17,030
Accounts payable, accrued and other current liabilities	38,431	36,148
Advance billings and customer deposits	4,311	4,213
Total current liabilities	49,586	57,391

Long-term obligations, net of current portion	165,003	168,959
Deferred income taxes	2,233	596
Other long-term liabilities, net of current portion	65,109	61,330
Total liabilities	281,931	288,276
Commitments and contingencies
Alaska Communications stockholders' equity:
Common stock, $.01 par value; 145,000 authorized; 53,184 issued and outstanding at September 30, 2018; 52,526 issued and outstanding at December 31, 2017	532	525
Additional paid in capital	159,872	158,969
Retained earnings (accumulated deficit)	8,719	(3,579)
Accumulated other comprehensive loss	(2,032)	(2,396)
Total Alaska Communications stockholders' equity	167,091	153,519
Noncontrolling interest	947	991
Total stockholders' equity	168,038	154,510
Total liabilities and stockholders' equity	$449,969	$442,786

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Operating revenues	$58,229	$56,703	$173,779	$171,970

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	27,220	26,690	79,595	78,286
Selling, general and administrative	16,879	17,108	49,398	52,331
Depreciation and amortization	8,352	9,193	25,336	27,124
Loss on disposal of assets, net	15	40	56	73
Total operating expenses	52,466	53,031	154,385	157,814

Operating income	5,763	3,672	19,394	14,156

Other income and (expense):
Interest expense	(3,286)	(3,577)	(10,191)	(11,335)
Loss on extinguishment of debt	-	(93)	-	(7,527)
Interest income	36	13	74	27
Other income (expense), net	66	(153)	79	(461)
Total other income and (expense)	(3,184)	(3,810)	(10,038)	(19,296)

Income (loss) before income tax (expense) benefit	2,579	(138)	9,356	(5,140)

Income tax (expense) benefit	(774)	422	(2,080)	1,886

Net income (loss)	1,805	284	7,276	(3,254)

Less net loss attributable to noncontrolling interest	(12)	(36)	(84)	(100)

Net income (loss) attributable to Alaska Communications	1,817	320	7,360	(3,154)

Other comprehensive income (loss):
Minimum pension liability adjustment	55	31	169	89
Income tax effect	(16)	(13)	(48)	(37)
Amortization of defined benefit plan loss	(13)	153	169	461
Income tax effect	4	(63)	(48)	(189)
Interest rate swap marked to fair value	17	21	429	177
Income tax effect	(5)	(8)	(123)	(73)
Reclassification to interest expense	(136)	33	(258)	82
Income tax effect	39	(14)	74	(34)
Total other comprehensive income	(55)	140	364	476

Total comprehensive income (loss) attributable to Alaska Communications	1,762	460	7,724	(2,678)

Net loss attributable to noncontrolling interest	(12)	(36)	(84)	(100)
Total other comprehensive income attributable to noncontrolling interest	-	-	-	-
Total comprehensive loss attributable to noncontrolling interest	(12)	(36)	(84)	(100)

Total comprehensive income (loss)	$1,750	$424	$7,640	$(2,778)

Net income (loss) per share attributable to Alaska Communications:
Basic	$0.03	$0.01	$0.14	$(0.06)
Diluted	$0.03	$0.01	$0.14	$(0.06)

Weighted average shares outstanding:
Basic	53,184	52,434	52,994	52,159
Diluted	54,116	53,794	53,887	52,159

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statement of Stockholders' Equity

Nine Months Ended September 30, 2018

(Unaudited, In Thousands Except Per Share Amounts)

	Alaska Communications Stockholders' Equity
				(Accumulated	Accumulated
			Additional	Deficit)	Other
		Common	Paid in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Stock	Capital	Earnings	Loss	Interest	Equity

Balance at December 31, 2017	52,526	$525	$158,969	$(3,579)	$(2,396)	$991	$154,510

Cumulative effect of new accounting principles adopted	-	-	-	4,938	-	-	4,938

Total comprehensive income (loss)	-	-	-	7,360	364	(84)	7,640

Stock compensation	-	-	1,209	-	-	-	1,209

Surrender of shares to cover minimum withholding taxes on stock-based compensation	-	-	(410)	-	-	-	(410)

Issuance of common stock, pursuant to stock plans, $.01 par	658	7	104	-	-	-	111

Contributions from noncontrolling interest	-	-	-	-	-	40	40

Balance at September 30, 2018	53,184	$532	$159,872	$8,719	$(2,032)	$947	$168,038

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$7,276	$(3,254)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,336	27,124
Loss on disposal of assets, net	56	73
Amortization of debt issuance costs and debt discount	1,022	1,951
Loss on extinguishment of debt	-	7,527
Amortization of deferred capacity revenue	(2,997)	(2,601)
Stock-based compensation	1,209	842
Income tax expense (benefit)	2,080	(1,886)
Charge for uncollectible accounts	2,371	2,562
Other non-cash expense, net	168	430
Income taxes (receivable) payable	(37)	577
Changes in operating assets and liabilities	10,395	(7,657)
Net cash provided by operating activities	46,879	25,688

Cash Flows from Investing Activities:
Capital expenditures	(25,432)	(24,054)
Capitalized interest	(1,456)	(772)
Change in unsettled capital expenditures	(1,811)	2,007
Proceeds on sale of assets	1	6
Net cash used by investing activities	(28,698)	(22,813)

Cash Flows from Financing Activities:
Repayments of long-term debt	(29,164)	(174,378)
Proceeds from the issuance of long-term debt	14,000	183,000
Debt issuance costs and discounts	-	(5,559)
Cash paid for debt extinguishment	-	(5,522)
Cash proceeds from noncontrolling interest	40	75
Payment of withholding taxes on stock-based compensation	(410)	(601)
Proceeds from the issuance of common stock	111	116
Net cash used by financing activities	(15,423)	(2,869)

Change in cash, cash equivalents and restricted cash	2,758	6
Cash, cash equivalents and restricted cash, beginning of period	16,168	23,145

Cash, cash equivalents and restricted cash, end of period	$18,926	$23,151

Supplemental Cash Flow Data:
Interest paid	$10,723	$10,874
Income taxes paid (refunded), net	$4	$(624)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income (loss) and cash flows for all periods presented. Comprehensive income for the three and nine-month periods ended September 30, 2018, is not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2017 has been derived from the audited financial statements as of that date but does not include all information and notes required by GAAP for complete financial statements. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Out-of-Period Adjustment

The Company determined that income tax expense as reported in its financial statements for the year ended December 31, 2017 was overstated by $703. This error resulted in the net loss and net loss per share being understated by $703 and $0.01, respectively, for that period. The Company considered the effect of this overstatement on its current period and prior period financial statements. Based on this assessment it determined that the error did not have a material effect on its financial statements for the year ended December 31, 2017, and is not expected to have a material effect on its financial statements for the full year ended December 31, 2018. Accordingly, the Company recorded the correction of this error as an out-of-period adjustment in the three-month period ended March 31, 2018. The income tax benefit of $112 and net income of $2,069 in the three-month period ended March 31, 2018, and income tax expense of $2,080 and net income of $7,276 in the nine-month period ended September 30, 2018, include the effect of the $703 correction.

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

Effective January 1, 2018, the Company adopted ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715)” (“ASU 2017-07”). The amendments in ASU 2017-07 require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 also requires that only the service cost component is eligible for capitalization when applicable. Pension benefits for substantially all of the Company’s Alaska-based employees are provided through the Alaska Electrical Pension Fund, a multiemployer defined benefit plan. The Company pays a contractual hourly amount based on employee classification or base compensation. The components of net periodic pension costs are not specified in this amount. The Company’s sole single-employer defined benefit plan, which covers a limited number of employees previously employed by a predecessor to one of our subsidiaries, is frozen, and the cost of this plan does not include a service component. Accordingly, total net periodic pension (benefit) expense of ($13) and $169 in the three and nine-month periods ended September 30, 2018 has been reported as a component of “Other income (expense), net” in the Statement of Comprehensive Income (Loss). ASU 2017-07 was adopted on a retrospective basis and net periodic pension expense of $153 and $461 in the three and nine-month periods ended September 30, 2017 was reclassified from “Selling, general and administrative” to “Other income (expense), net” in the Statement of Comprehensive Income (Loss). The Company utilized the practical expedient provided by ASU 2017-07 which permits the use of the amounts disclosed in the retirement plans note as the basis for applying the retrospective presentation requirements.

Effective January 1, 2018, the Company adopted ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting” (“ASU 2017-09”). The amendments in ASU 2017-09 are intended to provide clarity, and reduce diversity in practice and the cost and complexity of applying the guidance in Topic 718. The primary provision of ASU 2017-09 is to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a change as a modification unless all the following conditions are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of ASU 2017-09 will be applied prospectively to awards modified on or after January 1, 2018. The effect of the adoption of ASU 2017-09 on the Company’s financial statements and related disclosures will be dependent on the frequency and types of changes made to its share-based payment awards. There were no applicable changes made during the nine-month period ended September 30, 2018.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Accounting Pronouncements Issued Not Yet Adopted

In February 2016, the Financial Account Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The primary change in GAAP addressed by ASU 2016-02 is the requirement for a lessee to recognize on the balance sheet a liability to make lease payments (“lease liability”) and a right-of-use asset representing its right to use the underlying asset for the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. ASU 2016-02 also requires qualitative and quantitative disclosures to enable users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02, including subsequent updates, is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company has identified its contracts and other arrangements subject to the guidance in ASU 2016-02 and is currently assessing the effect adoption will have on its consolidated financial statements, processes, systems and internal controls. Based on this assessment to date, the Company expects that adoption of ASU 2016-02 will have a material effect on its financial statements, related disclosures and internal controls. The Company is currently implementing new, and modifying existing, systems and processes in order to meet the accounting and disclosure requirements. The Company will adopt ASU 2016-02, including subsequent updates, effective January 1, 2019 on a modified retrospective basis, which will not require the recasting of the financial statements and related disclosures of periods presented prior to 2019.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The amendments in ASU 2017-12 are intended to improve and simplify the accounting rules for hedge accounting, including providing a better portrayal of the economic results of an entity’s risk management activities in its financial statements and simplification of the application of hedge accounting guidance. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and, for qualifying hedges, requires the entire change in the fair value of the hedging instrument to be presented in the same income statement line as the hedged item. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted in any interim period or fiscal year prior to the effective date. The accounting and disclosure requirements are to be adopted on a prospective basis and a cumulative-effect adjustment is to be recorded for cash flow and net investment hedges existing at the date of adoption. The Company is evaluating the effect ASU 2017-12 will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). The amendments in ASU 2018-13 are intended to improve the effectiveness of fair value measurement disclosures in the notes to the financial statements. The new guidance eliminates the requirement to disclose (i) the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarch; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. The new guidance also requires the disclosure of (i) changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company is evaluating ASU 2018-13 and, based on its existing assets and liabilities measured at fair value, does not currently believe that adoption will have a material effect on its financial statements and related disclosures.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

In August 2018, the FASB issued ASU No. 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20), Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). The amendments in ASU 2018-14 are intended to improve the effectiveness of disclosures in the notes to the financial statements about employer-sponsored defined benefit plans. The new guidance eliminates, among other items, the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year. Expanded disclosures required under ASU 2018-14 include an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. ASU 2018-14 is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company is evaluating the effect ASU 2018-14 will have on its disclosures.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company is evaluating the effect ASU 2018-15 will have on its financial statements and related disclosures.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The Company applied the provisions of ASC 606 to its contracts with customers that had not been completed as of January 1, 2018. Adoption of ASC 606 did not have a material effect on the Company’s recognition of revenue. Adoption resulted in a net decrease in “Selling, general and administrative expenses” of $676 and $772 in the three and nine-month periods ended September 30, 2018, respectively, reflecting the net effect of the deferral of sales commissions incurred in 2018 offset by the amortization of deferred sales commissions incurred in prior years. The following tables provide the effect of adoption of ASC 606 on the Company’s statement of comprehensive income for three and nine-month periods ended September 30, 2018 and balance sheet at September 30, 2018.

	Three Months
	As Reported	Effect of Adoption of ASC 606	Excluding Adoption of ASC 606

Operating revenues	$58,229	$-	$58,229
Total operating expenses	52,466	676	53,142
Operating income	5,763	(676)	5,087
Income before income tax expense	2,579	(676)	1,903
Net income attributable to Alaska Communications	1,817	(484)	1,333
Net income per share attributable to Alaska
Communications:
Basic	$0.03	$(0.00)	$0.03
Diluted	$0.03	$(0.01)	$0.02

	Nine Months
	As Reported	Effect of Adoption of ASC 606	Excluding Adoption of ASC 606

Operating revenues	$173,779	$-	$173,779
Total operating expenses	154,385	772	155,157
Operating income	19,394	(772)	18,622
Income before income tax expense	9,356	(772)	8,584
Net income attributable to Alaska Communications	7,360	(553)	6,807
Net income per share attributable to Alaska
Communications:
Basic	$0.14	$(0.01)	$0.13
Diluted	$0.14	$(0.01)	$0.13

	September 30, 2018
	As Reported	Effect of Adoption of ASC 606	Excluding Adoption of ASC 606

Deferred income taxes	$820	$1,460	$2,280
Other assets	19,330	(7,670)	11,660
Total assets	449,969	(6,210)	443,759
Deferred income taxes	2,233	(719)	1,514
Total liabilities	281,931	(719)	281,212
Retained earnings	8,719	(5,491)	3,228
Total liabilities and stockholders' equity	449,969	(6,210)	443,759

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

The Company enters into contracts with its rural health care customers and is subject to various regulatory requirements associated with the provision of these services. Revenues associated with rural health care customers are recognized based on the amount the Company expects to collect as evidenced in its contract with the customer and the Company’s and customer’s agreement with the Federal Communications Commission (“FCC”) as the relevant service is provided. Payment for the services is made, in part, by the customer. The Company also receives funding support for these services through the FCC’s rural health care universal service support mechanism. Funding through the FCC represents the predominant portion of the total funding. The amount expected to be collected from the FCC is based on program funding levels and actual or recent historical approval levels of customer applications. In March 2018, the Universal Service Administrative Company (“USAC”) announced that demand for rural health care support had exceeded the program’s $400 million annual cap in Funding Year 2017, which began on July 1, 2017 and ended on June 30, 2018, and that individual applicants that filed successful funding requests would receive approximately 84.4% of the funding for which they were otherwise eligible. In June 2018, the FCC announced that it was addressing the current funding shortfall in the rural health care program by raising the annual program funding cap to $571 million from its prior cap of $400 million. The revised cap was applied to Funding Year 2017 to fully fund eligible funding requests for that year. The FCC’s order also adopted measures to address the increased demand for funding from the rural health care program by (i) providing for an annual adjustment to the annual funding cap to reflect inflation beginning with Funding Year 2018 (July 1, 2018 through June 30, 2019); and (ii) establishing a process to carry-forward unused funds from past funding years for use in future funding years. The FCC’s funding increase from 84.4% of approved contracts to 100% of approved contracts resulted in a modification of the relevant contracts. The modification consisted of a change in pricing only, and did not result in the delivery of additional distinct goods or services. The Company’s remaining performance obligations under the contract are not distinct from services delivered prior to modification. Accordingly, the modification was accounted for as a continuation of the original contract and a cumulative adjustment of $2,082 was recorded to revenue in the second quarter of 2018 for the pricing change associated with services provided prior to the modification in the third and fourth quarters of 2017 and the first quarter of 2018. During the third quarter of 2018, the applications associated with Funding Year 2017 for essentially all of the Company’s rural health care customers were approved or denied. Resolution of customer applications did not have a material effect on revenue recognized through June 30, 2018. As of September 30, 2018, USAC had not approved the Company’s rural health care rates or customer applications for Funding Year 2018. Rural health care revenue recognized during the third quarter of 2018 was based on expected rate and customer application approval levels, which are generally consistent with the assumptions applied to revenue recorded for Funding Year 2017, and assumes 100% funding of all approved applications. Rural health care revenues are a component of business broadband revenue.

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

Disaggregation of Revenue

The following table provides the Company’s revenue disaggregated on the basis of its primary markets, customers, products and services for the three and nine-month periods ended September 30, 2018

	Three Months			Nine Months
	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue
Business and Wholesale Revenue
Business broadband	$15,309	$-	$15,309	$45,859	$-	$45,859
Business voice and other	7,199	-	7,199	21,088	-	21,088
Managed IT services	1,480	-	1,480	3,936	-	3,936
Equipment sales and installations	1,488	-	1,488	3,870	-	3,870
Wholesale broadband	7,624	-	7,624	23,475	-	23,475
Wholesale voice and other	1,525	-	1,525	4,455	-	4,455
Operating leases and other deferred revenue	-	1,740	1,740	-	4,923	4,923

Total Business and Wholesale Revenue	34,625	1,740	36,365	102,683	4,923	107,606

Consumer Revenue
Broadband	6,539	-	6,539	19,726	-	19,726
Voice and other	2,719	-	2,719	8,355	-	8,355

Total Consumer Revenue	9,258	-	9,258	28,081	-	28,081

Regulatory Revenue
Access (1)	5,944	-	5,944	18,203	-	18,203
Access (2)	-	1,738	1,738	-	5,118	5,118
High-cost support	-	4,924	4,924	-	14,771	14,771

Total Regualtory Revenue	5,944	6,662	12,606	18,203	19,889	38,092

Total Revenue	$49,827	$8,402	$58,229	$148,967	$24,812	$173,779

(1)	Includes customer ordered service and special access.
(2)	Includes carrier of last resort and carrier common line.

Business broadband revenue includes revenue associated with rural health care customers. Consumer voice and other revenue includes revenue associated with the FCC’s Lifeline program.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the three and nine-month periods ended September 30, 2018:

	Three	Nine
	Months	Months

Services transferred over time	$42,395	$126,894
Goods transferred at a point in time	1,488	3,870
Regulatory access revenue (1)	5,944	18,203

Total revenue	$49,827	$148,967

(1)	Includes customer ordered service and special access.

Transaction Price Allocated to Remaining Performance Obligations

The aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with customers that are unsatisfied, or partially unsatisfied, accounted for in accordance with ASC 606 was approximately $104,022 at September 30, 2018. Revenue will be recognized as the Company satisfies the associated performance obligations. For equipment delivery, installation and configuration, and certain managed IT services, which comprise approximately $1,118 of the total, the performance obligation is currently expected to be satisfied during the next twelve months. For business broadband, voice and other managed IT services, which comprise approximately $102,904 of the total, the performance obligation will be satisfied as the service is provided over the terms of the contracts, which range from one to ten years. The Company’s agreements with its consumer customers are typically on a month-to-month basis. Therefore, the Company’s provision of future service to these customers is not reflected in the above discussion of future performance obligations.

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

The table below provides a reconciliation of the contract assets associated with contracts with customers accounted for in accordance with ASC 606 for the nine-month period ended September 30, 2018. Contract modifications and cancellations did not have a material effect on contract assets in the nine-month period ended September 30, 2018. Contract assets are classified as “Other assets” on the consolidated balance sheet.

Balance at beginning of period	$6,898
Contract additions	3,531
Amortization	(2,759)

Balance at end of period	$7,670

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The Company recorded a provision for uncollectible accounts receivable of $2,371 in the nine-month period ended September 30, 2018 associated with its contracts with customers. See Note 5 “Accounts Receivable.”

The table below provides a reconciliation of the contract liabilities associated with contracts with customers accounted for in accordance with ASC 606 for the nine-month period ended September 30, 2018. Contract liabilities consist of deferred revenue and are included in “Accounts payable, accrued and other current liabilities” and “Other long-term liabilities, net of current portion.”

Balance at beginning of period	$1,150
Contract additions	1,569
Revenue recognized	(555)
Balance at end of period	$2,164

3.	JOINT VENTURE

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

The table below provides certain financial information about the joint venture included on the Company’s consolidated balance sheet at September 30, 2018 and December 31, 2017. Cash may be utilized only to settle obligations of the joint venture. Because the joint venture is an LLC, and the Company has not guaranteed its operations, the joint venture’s creditors do not have recourse to the general credit of the Company.

	2018	2017
Cash	$270	$190
Property, plant and equipment, net of accumulated depreciation of $285 and $211	$1,856	$1,930

The operating results and cash flows of the joint venture in the three and nine-month periods of 2018 and 2017 were not material to the Company’s consolidated financial results.

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

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The estimated fair value and carrying value of the Company’s 6.25% Notes of $10,026 at December 31, 2017 was estimated based on the quoted market prices for identical instruments on dates different from the trade date value (Level 2). The 6.25% Notes were repurchased on May 1, 2018. The carrying values of the Company’s senior credit facilities and other long-term obligations of $174,200 and $178,836 at September 30, 2018 and December 31, 2017, respectively, approximate fair value primarily as a result of the stated interest rates of the 2017 Senior Credit Facility approximating current market rates (Level 2).

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, at each hierarchical level. There were no transfers into or out of Levels 1 and 2 during the first nine months of 2018:

	September 30, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other assets:
Interest rate swaps	$686	$-	$686	$-	$515	$-	$515	$-

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents the notional amount, fair value and balance sheet classification of the Company’s derivative financial instruments designated as cash flow hedges as of September 30, 2018 and December, 31, 2017:

		Notional	Fair
	Balance Sheet Location	Amount	Value
At September 30, 2018:
Interest rate swaps	Other assets	$90,000	$686

At December 31, 2017:
Interest rate swaps	Other assets	$90,000	$515

The following table presents gains and losses before income taxes on the Company’s interest rate swaps designated as cash flow hedges for the three and nine-month periods ending September 30, 2018 and 2017. There was no ineffectiveness associated with these hedges in the periods reported.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Gain recognized in accumulated other comprehensive loss	$17	$21	$429	$177
Gain (loss) reclassified from accumulated other comprehensive loss	136	(33)	258	(82)

5.	ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at September 30, 2018 and December 31, 2017:

	2018	2017
Retail customers	$20,306	$22,227
Wholesale carriers	8,579	8,146
Other	3,622	4,891
	32,507	35,264
Less: allowance for doubtful accounts	(3,939)	(2,729)
Accounts receivable, net	$28,568	$32,535

The following table summarizes the change in the allowance for doubtful accounts for the nine-month period ended September 30, 2018, which is associated entirely with the Company’s contracts with customers:

2018
Balance at January 1	$2,729
Provision for uncollectible accounts	2,371
Charged to other accounts	(658)
Deductions	(503)
Balance at September 30	$3,939

In March 2018, USAC announced that demand for rural health care support had exceeded the program’s $400 million annual cap in Funding Year 2017, which began on July 1, 2017 and ends on June 30, 2018, and that individual applicants that filed successful funding requests would receive approximately 84.4% of the funding for which they were otherwise eligible. In June 2018, the FCC announced that it had raised the annual funding cap for Funding Year 2017 to $571 million to fully fund eligible funding requests for that year. During the third quarter of 2018, the applications associated with Funding Year 2017 for essentially all of the Company’s rural health care customers were approved or denied. Resolution of customer applications did not have a material effect on revenue recognized through June 30, 2018. As of September 30, 2018, the FCC and USAC had not approved the Company’s rural health care rates or customer applications for Funding Year 2018 (July 1, 2018 through June 30, 2019). At September 30, 2018, the Company’s accounts receivable, net, of $6,564 associated with its rural health care customers is based on expected rate and customer application approval levels, and assumes 100% funding of all approved applications. In the event approved rates and applications vary from the expected approval levels, revenue and accounts receivable will be adjusted accordingly. Accounts receivable, net, associated with rural health care customers was $8,580 at December 31, 2017. Rural health care accounts are a component of the Retail Customers category in the above table. See Note 2 “Revenue Recognition” for additional information.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

6.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities consist of the following at September 30, 2018 and December 31, 2017:

	2018	2017
Accounts payable - trade	$13,555	$17,739
Accrued payroll, benefits, and related liabilities	12,324	9,286
Deferred capacity and other revenue	5,890	4,817
Other	6,662	4,306
Total accounts payable, accrued and other current liabilities	$38,431	$36,148

Advance billings and customer deposits consist of the following at September 30, 2018 and December 31, 2017:

	2018	2017
Advance billings	$4,279	$4,181
Customer deposits	32	32
Total advance billings and customer deposits	$4,311	$4,213

7.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at September 30, 2018 and December 31, 2017:

	2018	2017
2017 senior secured credit facility due 2023	$173,400	$178,350
Debt discount	(2,184)	(2,668)
Debt issuance costs	(2,353)	(2,869)
6.25% convertible notes due 2018	-	10,044
Debt discount	-	(18)
Debt issuance costs	-	(4)
Revolving credit facility loan	-	-
Capital leases and other long-term obligations	2,984	3,154
	171,847	185,989
Less current portion	(6,844)	(17,030)
Long-term obligations, net of current portion	$165,003	$168,959

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

As of September 30, 2018, the aggregate maturities of long-term obligations were as follows:

2018 (October 1 - December 31)	$1,866
2019 (January 1 - December 31)	6,639
2020 (January 1 - December 31)	8,902
2021 (January 1 - December 31)	16,267
2022 (January 1 - December 31)	86,483
2023 (January 1 - December 31)	53,801
Thereafter	2,426
Total maturities of long-term obligations	$176,384

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

8.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at September 30, 2018 and December 31, 2017:

	2018	2017
Deferred GCI capacity revenue, net of current portion	$31,635	$33,184
Other deferred IRU capacity revenue, net of current portion	23,629	19,366
Other deferred revenue, net of current portion	1,944	1,391
Other	7,901	7,389
Total other long-term liabilities	$65,109	$61,330

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive income (loss) for the nine-month period ended September 30, 2018:

	Defined
	Benefit
	Pension	Interest
	Plan	Rate Swaps	Total
Balance at December 31, 2017	$(2,765)	$369	$(2,396)
Other comprehensive income before reclassifications	121	306	427
Reclassifications from accumulated comprehensive income (loss) to net income	121	(184)	(63)
Net other comprehensive income	242	122	364
Balance at September 30, 2018	$(2,523)	$491	$(2,032)

The following table summarizes the reclassifications from accumulated other comprehensive loss to net income (loss) for the three and nine-month periods ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Amortization of defined benefit plan pension items:
Amortization of (income) loss	$(13)	$153	$169	$461
Income tax effect	4	(63)	(48)	(189)
After tax	(9)	90	121	272

Amortization of (gain) loss on interest rate swap:
Reclassification to interest expense	(136)	33	(258)	82
Income tax effect	39	(14)	74	(34)
After tax	(97)	19	(184)	48
Total reclassifications, net of income tax	$(106)	$109	$(63)	$320

Amounts reclassified to net income (loss) from our defined benefit pension plan and interest rate swaps have been presented within “Other income (expense), net” and “Interest expense,” respectively, in the Statements of Comprehensive Income (Loss). The estimated amount to be reclassified from accumulated other comprehensive income as a reduction in interest expense within the next twelve months is $686. See Note 4 “Fair Value Measurements and Derivative Financial Instruments.”

10.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, stock options, restricted stock, stock-settled stock appreciation rights, performance share units and other awards may be granted to officers, employees, consultants, and non-employee directors. Long-term incentive awards (“LTIP”) were granted to executive management annually through 2010.

2011 Incentive Award Plan

On June 10, 2011, Alaska Communications shareholders approved the 2011 Incentive Award Plan, which was amended and restated on June 30, 2014 and which terminates in 2021. Following termination, all shares granted under this plan, prior to termination, will continue to vest under the terms of the grant when awarded. All remaining unencumbered shares of common stock previously allocated to the Prior Plans were transferred to the 2011 Incentive Award Plan. In addition, to the extent that any outstanding awards under the Prior Plans are forfeited or expire or such awards are settled in cash, such shares will again be available for future grants under the 2011 Incentive Award Plan. The Company grants Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”) as the primary equity based incentive for executive and certain non union-represented employees.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Restricted Stock Units

The Company measures the fair value of RSUs based on the number of shares granted and the quoted closing market price of the Company’s common stock on the date of grant. RSUs granted in 2018 vest ratably over three years.

The following table summarizes the RSU, LTIP and non-employee director stock compensation activity for the nine-month period ended September 30, 2018:

		Weighted
		Average
		Grant Date
	Number	Fair
	of Units	Value
Nonvested at December 31, 2017	1,223	$2.00
Granted	695	1.72
Vested	(677)	1.92
Canceled or expired	(48)	1.86
Nonvested at September 30, 2018	1,193	$1.88

Performance Stock Units

The PSUs granted in 2018 will vest in three equal installments, or tranches, if certain stock price thresholds and service thresholds are achieved.

The Company measures the fair value of the 2018 PSUs using a Monte Carlo simulation model as more fully described below. Share-based compensation expense subject to a market condition is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

The following table summarizes the PSU activity for the nine-month period ended September 30, 2018.

		Weighted
		Average
		Grant Date
	Number	Fair
	of Units	Value
Nonvested at December 31, 2017	1,331	$1.47
Granted	1,243	0.55
Vested	(126)	1.77
Canceled or expired	(378)	1.73
Nonvested at September 30, 2018	2,070	$0.85

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The table below sets forth the average grant date fair value assumptions used in the Monte Carlo simulation model for the 2018 PSUs.

Valuation (grant) date	July 20, 2018	July 23, 2018
Number of units granted	1,118	125
Fair market value of the Company's Common Stock	$1.68	$1.67
Risk-free interest rate	2.66%	2.70%
Expected dividend yield	0%	0%
Expected volatility	37.08%	36.89%
Simulation period (in years)	3	3

Estimated fair value per award:
Vesting Tranche 1	$0.37	$0.35
Vesting Tranche 2	$0.59	$0.58
Vesting Tranche 3	$0.71	$0.70

●	Fair Market Value – based on the quoted closing price of the Company’s common stock.
●	Risk-free interest rate – based on the rates for U.S. Treasury zero-coupon bonds with a maturity of 3 years, which is the longest performance period of the PSUs.
●	Dividend Yield – based on the fact that the Company has not paid cash dividends since 2012 and does not anticipate paying cash dividends in the foreseeable future.
●	Expected Volatility – based on the historical volatility of the Company’s common stock over the three-year period preceding the grant date.
●	Performance Period – based on the period of time from the valuation date through the end of the performance period.

The following table provides selected information about the Company’s share-based compensation as of and for the three and nine-month periods ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total compensation cost for share-based payments	$642	$261	$1,209	$842

Weighted average grant-date fair value of equity instruments granted (per share)	$0.80	$2.27	$0.97	$2.26
Total fair value of shares vested during the period	$-	$83	$1,524	$2,369

At September 30:
Unamortized share-based payments			$2,039	$2,276
Weighted average period (in years) to be recognized as expense			1.2	1.7

11.	EARNINGS PER SHARE

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Effective in 2015, the Company discontinued use of the “if converted” method in calculating diluted earnings per share in connection with its contingently convertible debt. Accordingly, zero and 429 shares related to the 6.25% Notes have been excluded from the calculation of diluted earnings per share for the three and nine-month periods ended September 30, 2018, and 977 and 4,118 shares were excluded from the calculation of diluted earnings per share for the three and nine-month periods ended September 30, 2017, respectively. On May 1, 2018, the Company repurchased the outstanding balance of the 6.25% Notes. See Note 7 “Long-Term Obligations.” Weighted average restricted stock units of 50 and 264 were excluded from the calculation of diluted earnings per share for the three and nine-month periods ended September 30, 2018, respectively, because they were out of the money and, therefore, anti-dilutive. Due to the Company’s reported net loss for the nine-month period ended September 30, 2017, 2,976 potential common share equivalents outstanding, consisting of restricted stock and deferred shares granted to directors, were anti-dilutive and excluded from the calculation of diluted loss per share.

The calculation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income (loss) attributable to Alaska Communications	$1,817	$320	$7,360	$(3,154)

Weighted average common shares outstanding:
Basic shares	53,184	52,434	52,994	52,159
Effect of stock-based compensation	932	1,360	893	-
Diluted shares	54,116	53,794	53,887	52,159

Net income (loss) per share attributable to Alaska Communications:
Basic	$0.03	$0.01	$0.14	$(0.06)
Diluted	$0.03	$0.01	$0.14	$(0.06)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

12.	RETIREMENT PLANS

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

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. As of September 30, 2018, this plan is not fully funded under the Employee Retirement Income Security Act of 1974, as amended.

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three and nine-month periods ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest cost	$143	$153	$425	$465
Expected return on plan assets	(198)	(184)	(594)	(554)
Amortization of loss	42	184	338	550
Net periodic pension expense	$(13)	$153	$169	$461

Net periodic pension expense is included in the line item “Other income (expense), net” in the Statements of Comprehensive Income (Loss).

13.	SUPPLEMENTAL CASH FLOW INFORMATION

Restricted cash of $1,634 at September 30, 2018 consisted of certificates of deposit of $1,600 required under the terms of certain contracts to which the Company is a party and other restricted cash of $34. Restricted cash of $11,814 at December 31, 2017 consisted of $10,044 to fund the purchase or settlement at maturity of the Company’s 6.25% Notes, certificates of deposit of $1,734 required under the terms of certain contracts to which the Company is a party and other restricted cash of $36.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of financial position at September 30, 2018 and 2017 that sum to the total of these items reported in the statement of cash flows:

	September 30,
	2018	2017
Cash and cash equivalents	$17,292	$11,224
Restricted cash	1,634	11,927
Total cash, cash equivalents and restricted cash	$18,926	$23,151

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents supplemental non-cash transaction information for the nine-month periods ended September 30, 2018 and 2017:

	2018	2017
Supplemental Non-cash Transactions:
Capital expenditures incurred but not paid at September 30	$3,350	$5,591
Property acquired under capital leases	$-	$1,078
Additions to ARO asset	$752	$200

14.	BUSINESS SEGMENTS

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

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company establishes an accrual when a particular contingency is probable and estimable, and has recorded litigation accruals of $929 at September 30, 2018 against certain current claims and legal actions. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•

governmental and public policy changes and investigations, including on-going changes in our revenues, or obligations for current and prior periods related to these programs, resulting from regulatory actions affecting inter-carrier compensation, and on-going support for federal and state programs such as Carrier of Last Resort obligations and the rural health care universal service support mechanism such as ascertainment of the “urban rate” and “rural rate” used to determine federal support payments for services we provide to the majority of our rural health care customers for current and prior periods, as well as our ability to comply with the regulatory requirements to contribute to the Universal Service Fund and receive support payments from that fund

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

Economists believe the Alaskan economy entered a moderate recession beginning in the second half of 2015. They are currently projecting that this recession will continue through 2018 but that some positive trends are beginning to emerge. Employment levels in the state declined approximately 1.3% in 2017 (compared with a 2.3% decline in 2016) driven by declines in the oil and gas industry, construction, and Federal and state government, offset by increases in health care and local government. The negative effects of the recession have been mitigated by diversity in the Alaskan economy, including growth in the health care and tourism industries. However, economists believe that, without a long-term solution to the state budget deficit, a full economic recovery may remain elusive.

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

US Federal Regulatory Matters

Rural Health Care Support Program

As described in our most recent Form 10-K, USAC had determined that, for Funding Year 2017, which began July 1, 2017, demand for support from the Rural Health Care support mechanism exceeded the $400 million cap that had been in place for the past two decades, for the second year in a row. As a result, USAC had announced that successful non-consortium applicants would receive approximately 84.4% of the support for which they would otherwise be eligible. On June 25, 2018, the FCC issued an Order increasing that cap to $571 million for Funding Year 2017. The increase is expected to permit full funding of all Funding Year 2017 requests. In addition, we expect that these actions will reduce or eliminate the need for such reductions in support payments, at least in the near term.

Separately, USAC determined that it was unable to approve the vast majority of our rural healthcare customers’ Funding Year 2017 funding requests until the FCC approved “rural rates” for use in computing support amounts. On March 22, 2018, we filed a Petition with the FCC asking the FCC to direct USAC to issue funding commitments to our customers based on rates we proposed in the Petition. On July 18, 2018, we announced that the FCC had approved those rates for use in determining rural health care support levels for our rural health care customers for Funding Year 2017. USAC has now completed the vast majority of the remaining administrative processes associated with our rural health care provider customers’ requests for support, and we have received the associated support payments for services delivered to our rural health care customers during Funding Year 2017.

The FCC’s June 25, 2018 Order also directed that the rural health care funding cap be indexed for inflation, so that, for Funding Year 2018, which began July 1, 2018, the cap will be $581 million. In addition, beginning with Funding Year 2018, any unused funds from one Funding Year may be carried forward for use in subsequent Funding Years. We have again requested that the FCC approve rural rates for the services we provide to our rural healthcare customers that are seeking subsidies from the Rural Health Care support mechanism. We expect to receive such approval during the fourth calendar quarter 2018, which we expect would reduce our carrying costs of this receivable from 2017 levels.

We are also working to reduce the level of regulatory and business uncertainty associated with our rural healthcare business in two additional ways. First, we expect soon to seek FCC approval for rural rates for Funding Year 2019, which will begin July 1, 2019, in order to shorten the USAC funding request approval process and bring greater certainty to the competitive bidding process for rural healthcare provider services that will begin in January 2019. Second, we continue to advocate for the FCC expeditiously to adopt rules to reform and modernize the Rural Health Care Telecommunications Program, on which the majority of healthcare providers in Alaska rely, in the proceeding that began in December 2017.

CAF Phase II

As described in our most recent Form 10-K, in an October 31, 2016 Order, the FCC set our CAF Phase II support at approximately $19.7 million annually through December 31, 2025, and requires us to provide voice and broadband Internet access service to approximately 31,500 locations in unserved and partially served census blocks. On December 28, 2017, Alaska Communications filed a notice with the FCC proposing to serve 4,762 unique geocoded locations (encompassing 6,056 unserved customer locations because some are in multi-unit buildings) in partially-served census blocks to partially fulfill this requirement. On March 27, 2018, General Communication, Inc. (“GCI”), filed a challenge at the FCC, asserting that it serves 3,099 of these locations, and we filed a response, disputing that assertion. On September 28, 2018, the FCC granted our request with respect to 1,713 unique geocoded locations, which will assist us in meeting our CAF Phase II deployment obligation.

In addition, on June 21, 2018, we filed a supplemental notice with the FCC proposing to serve an additional 3,253 unique geocoded locations (encompassing 4,691 unserved customer locations) in partially-served census blocks, again to partially fulfill our CAF Phase II deployment obligation. On September 4, 2018, GCI filed a challenge at the FCC, asserting that it serves 2,604 of those 3,253 locations. The FCC has not yet ruled on this challenge. As with the initial list, if the FCC ultimately determines that we are not able to satisfy our CAF Phase II deployment obligation by serving some or all of those locations, it may be more difficult and costly to meet our CAF Phase II deployment requirements at other locations.

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

Satellite Services

We recently began using C-band satellite earth stations to provide services via satellite to our customers, using the Eutelsat E115WB satellite, and intend to expand our use of C-band satellite services to serve customers in 2018. Our C-band satellite earth stations use the 3.7 - 4.2 GHz band to receive downlink transmissions from geostationary satellites. On April 19, 2018, the Wireless Telecommunications, International, and Public Safety Bureaus of the FCC announced an immediate, temporary freeze on the filing of new or modification applications for fixed-satellite service earth station licenses, receive-only earth station registrations, and fixed microwave licenses in the 3.7 - 4.2 GHz portion of the C-band spectrum, in order to preserve the current landscape of authorized operations in that band while the Commission continues to examine opportunities to permit expanded terrestrial use of that band for mobile broadband and additional fixed services. On July 13, 2018, the FCC issued a Notice of Proposed Rulemaking seeking comment on options for expanding terrestrial use of the 3.7 - 4.2 GHz band for “5G” services. We filed comments in response on October 29, 2018, advocating for continued access to this spectrum for satellite downlink operations in Alaska.  We are unable to predict the outcome of this proceeding.  Nevertheless, if the FCC adopts rules that limit our ability to register additional satellite earth stations in this band, or expands terrestrial transmissions in the 3.7 - 4.2 GHz band, it may become more difficult or costly for us to use this band, or necessitate relocation of our services to alternative spectrum bands.

State of Alaska Regulatory Matters

Alaska Universal Service Fund

The Alaska Universal Service Fund (“AUSF”) complements the federal Universal Service Fund, but is focused on obligations to meet intrastate service obligations. The Regulatory Commission of Alaska (“RCA”) has opened an “information docket” to evaluate and scope a comprehensive AUSF reform rulemaking that might include consideration of the Fund’s continued need. The RCA also opened a rulemaking to review the regulations specific to AUSF shortfalls. A final decision in that matter was issued in late December, 2017. These rules were transmitted to the Lt. Governor for signature and became effective April, 2018. They eliminate the hierarchy of shortfall payments except for Lifeline and administrative operating expenses.

In January, 2018, the RCA opened a rulemaking to repeal the AUSF effective July 31, 2019, and sought comments and reply comments. The Alaska Telephone Association and its members filed a plan to cap the fund and distributions. AT&T, GCI, and Alaska Communications also filed comments and reply comments. A hearing was scheduled in April. A final order was issued by the RCA on October 24, 2018 with changes to the distribution to be effective January 1, 2019.

Other State Regulatory Matters

The RCA opened three dockets on July 27, 2016 to investigate the continued need for COLR funding in competitive areas. Two of the dockets investigating the continued need for COLR funding affect the Fairbanks and Juneau markets. On May 24, 2017, the RCA issued an order approving the 2016 COLR filing for ACSF but denying the 2016 COLR filing for ACSAK and terminating its COLR status and related support. ACSAK petitioned for reconsideration which was denied, and on July 14, 2017 ACSAK filed a notice of appeal in the Anchorage Superior Court. ACSAK filed its appellant brief on March 1, 2018 simultaneously with MTA. Due to requests for extensions for extraordinary and compelling reasons, the RCA appellee brief was due on June 19, 2018 and ACSAK has an extension for its reply brief due on August 10, 2018. Oral arguments were originally scheduled for November 8, 2018 but were recently rescheduled for January 10, 2019.

The RCA denied ACSAK’s request for 2017 COLR filing and reinstatement of COLR status. The Company filed for 2017 COLR funding for ACSN and ACSF. The RCA suspended these filings on July 31, 2017. Adjudication of these matters was dismissed when the RCA opened the docket to repeal AUSF. AUSF COLR support for these two markets will continue subject to the RCA’s final decision. ACSF, ACSN, and ACSAK filed for 2018 COLR funding on June 18, 2018 and received notification of approval from the RCA on July 27, 2018.

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

●

Build on our 2017 network initiatives in fiber fed wifi and fixed wireless to offer competitive broadband speeds for the mass market base of customers consisting primarily of our residential and small business customers, including fulfilling our obligations under the CAF II program.

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

●	Effectively manage capital spending, focusing on customer opportunities, strategic initiatives, new product offerings, maintenance and utilization of funding received through CAF II support.
●	Continued emphasis on employee engagement and effective communication.

●	Evaluate strategic opportunities in and out of Alaska that address scale and geographic diversification and reduce the risk of investments made in our company.

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

Consumer

We also provide broadband, voice and IT services to residential customers, including residential homes and multi-dwelling units. Given that our primary competitor has extensive quad play capabilities (video, voice, wireless and broadband) we target how and where we offer products and services to this customer group in order to maintain our returns. Our focus is to leverage the capabilities of our existing network and sell customers our highest available bandwidth. Our primary competitive advantage is that we offer reliable internet service without data caps, while our competitor, with certain exceptions, charges customers or throttles customers’ speeds for exceeding given levels of data usage. We experienced consistent growth in consumer broadband revenues in 2017. More recently, we have implemented fiber fed wifi solutions for providing broadband and are also field testing and implementing certain fixed wireless technologies, which have provided a basis for continued growth in this market in 2018.

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

Operating Revenues

Total revenue of $58.2 million increased $1.5 million, or 2.7%, in the third quarter of 2018 compared with the third quarter of 2017. This growth reflects a $1.3 million increase in Managed IT services and equipment installations, a $0.5 million increase in Voice and other revenue and a $0.3 million increase in Wholesale broadband revenue. These increases were partially offset by a $0.7 decline in Business broadband revenue due primarily to price compression in the rural health care program. In June 2018, the FCC announced that it had raised the rural health care program’s annual funding cap for Funding Year 2017 (July 1, 2017 through June 30, 2018) to $571 million from its previous cap of $400 million to fully fund eligible funding requests for that year. During the third quarter of 2018, the applications associated with Funding Year 2017 for essentially all of the Company’s rural health care customers were approved or denied. Rates and applications associated with Funding Year 2018 (July 1, 2018 through June 30, 2019) have not been approved.

Operating Income

Operating income of $5.8 million in the third quarter of 2018 increased $2.1 million, or 56.9%, compared with the third quarter of 2017 due to revenue growth and lower operating expenses. These items are discussed in more detail below.

Adjusted EBITDA

Adjusted EBITDA of $14.8 million in the third quarter of 2018 increased $1.6 million, or 12.0%, from $13.2 million in the third quarter of 2017 due to the revenue increase and lower operating expenses. See “Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to Net Income (Loss). As discussed in “Non-GAAP Financial Measures,” the Company does not provide a reconciliation of guidance for Adjusted EBITDA to Net Income (Loss).

Operating Metrics

Business broadband average monthly revenue per user (“ARPU”) of $332.33 in the third quarter of 2018 decreased from $345.78 in the third quarter of 2017 due primarily to price compression in the rural health care program. Business broadband connections of 15,372 at September 30, 2018, increased marginally from connections of 15,334 at September 30, 2017. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as is a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons, we do not disclose our sales or performance in MRC.

Consumer broadband connections of 32,741 at September 30, 2018 declined from 34,295 at September 30, 2017, and consumer broadband ARPU of $65.61 in the third quarter of 2018 increased from $60.80 in the third quarter of 2017.

The table below provides certain key operating metrics as of or for the periods indicated.

	September 30,
	2018	2017

Voice:
At quarter end:
Business access lines	70,110	72,068
Consumer access lines	26,497	30,361
Quarter:
ARPU - business	$25.35	$23.51
ARPU - consumer	$32.05	$30.68
Year-to-date:
ARPU - business	$25.26	$23.39
ARPU - consumer	$32.21	$29.88

Broadband:
At quarter end:
Business connections	15,372	15,334
Consumer connections	32,741	34,295
Quarter:
ARPU - business	$332.33	$345.78
ARPU - consumer	$65.61	$60.80
Year-to-date:
ARPU - business	$333.05	$334.36
ARPU - consumer	$65.57	$61.24

Liquidity

We generated cash from operating activities of $46.9 million in the first nine months of 2018 compared with $25.7 million in the first nine months of 2017. This improvement reflects cash receipts from the rural health care program in the third quarter of 2018, cash receipts associated with deferred revenue lease arrangements and higher payments on accounts payable and other current liabilities in 2017.

Net debt (defined as total debt excluding debt issuance costs, less cash, cash equivalents and restricted cash held for settlement of the 6.25% Notes) at September 30, 2018 was $159.1 million compared with $177.2 million at December 31, 2017. The decrease reflects principal payments on the Company’s 2017 Senior Credit Facility and an increase in the cash balance. The 6.25% Notes were repurchased on May 1, 2018.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three-month periods ended September 30, 2018 and 2017. Revenue and the associated analysis is presented by customer and product category, combining revenue accounted for under ASC 606 and other guidance.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	Three Months ended September 30,
(in thousands)	2018	2017	Change	% Change
Operating revenues:
Business and wholesale revenue
Business broadband	$15,368	$16,026	$(658)	-4.1%
Business voice and other	7,199	6,686	513	7.7%
Managed IT services	1,480	1,020	460	45.1%
Equipment sales and installations	1,488	600	888	NM
Wholesale broadband	9,305	8,994	311	3.5%
Wholesale voice and other	1,525	1,562	(37)	-2.4%
Total business and wholesale revenue	36,365	34,888	1,477	4.2%

Consumer revenue
Broadband	6,539	6,322	217	3.4%
Voice and other	2,719	2,986	(267)	-8.9%
Total consumer revenue	9,258	9,308	(50)	-0.5%
Total business, wholesale and consumer revenue	45,623	44,196	1,427	3.2%
Growth in broadband revenue	-0.4%

Regulatory revenue
Access	7,682	7,584	98	1.3%
High cost support	4,924	4,923	1	0.0%
Total regulatory revenue	12,606	12,507	99	0.8%

Total operating revenues	$58,229	$56,703	$1,526	2.7%

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	27,220	26,690	530	2.0%
Selling, general and administrative	16,879	17,108	(229)	-1.3%
Depreciation and amortization	8,352	9,193	(841)	-9.1%
Loss on disposal of assets, net	15	40	(25)	-62.5%
Total operating expenses	52,466	53,031	(565)	-1.1%
Operating income	5,763	3,672	2,091	56.9%
Other income and (expense):
Interest expense	(3,286)	(3,577)	291	-8.1%
Loss on extinguishment of debt	-	(93)	93	NM
Interest income	36	13	23	NM
Other income (expense)	66	(153)	219	NM
Total other income and (expense)	(3,184)	(3,810)	626	-16.4%

Income (loss) before income tax (expense) benefit	2,579	(138)	2,717	NM
Income tax (expense) benefit	(774)	422	(1,196)	NM
Net income	1,805	284	1,521	NM
Less net loss attributable to noncontrolling interest	(12)	(36)	24	-66.7%
Net income attributable to Alaska Communications	$1,817	$320	$1,497	NM

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $36.4 million increased $1.5 million, or 4.2%, in the third quarter of 2018 from $34.9 million in the third quarter of 2017. This growth was due primarily to a $1.3 million increase in Managed IT services and equipment sales and installations. Voice and other revenue increased $0.5 million. Business voice connections decreased 1,958, or 2.7%, year over year, and ARPU of $25.35 increased from $23.51 in 2017. Wholesale broadband revenue increased $0.3 million. These increases were partially offset by a $0.7 million decrease in Business broadband revenue. Marginally higher connections were offset by lower ARPU. The decline in Business broadband ARPU from $345.78 in the third quarter of 2017 to $332.33 in the third quarter of 2018 was due primarily to price compression in the rural health care program. The Company’s rural health care revenue was $3.8 million in 2018 compared with $6.0 million in 2017. While connections and ARPU serve as data points to support the analysis of period-over-period changes in revenue, they are not critical indicators utilized by the Company to manage the Business and Wholesale customer group.

Consumer

Consumer revenue was $9.3 million in the third quarter of 2018 and 2017. Broadband revenue increased $0.2 million due to an increase in ARPU to $65.61 from $60.80, offset by a decrease in connections. Voice and other revenue decreased $0.3 million due to 3,864 fewer connections, partially offset by an increase in ARPU to $32.05 from $30.68 in the prior year.

Regulatory

Regulatory revenue of $12.6 million increased marginally year over year.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales (excluding depreciation and amortization) of $27.2 million increased $0.5 million, or 2.0%, in the third quarter of 2018 from $26.7 million in the third quarter of 2017. A $2.1 million increase in network support costs associated with new customer contracts and a $0.3 million increase in access charges were partially offset by a $1.3 decrease in labor costs and a $0.3 million decrease in circuit installation costs.

Selling, General and Administrative

Selling, general and administrative expenses of $16.9 million decreased $0.2 million, or 1.3%, in the third quarter of 2018 from $17.1 million in the third quarter of 2017. This decline reflects lower advertising and labor costs. Results in both periods include a $0.8 million charge to the allowance for doubtful accounts associated with rural health care customers.

Depreciation and Amortization

Depreciation and amortization expense of $8.4 million decreased $0.8 million, or 9.1%, in the third quarter of 2018 from $9.2 million in the third quarter of 2017. This decrease was due primarily to certain assets reaching the end of their depreciable life.

Other Income and Expense

Interest expense of $3.3 million in the third quarter of 2018 declined from $3.6 million in the third quarter of 2017 due primarily to lower average borrowing levels. The $0.1 million loss on extinguishment of debt in the third quarter of 2017 was associated with the refinancing transaction.

Income Taxes

Income tax expense and the effective tax rate in the third quarter of 2018 were $0.8 million and 30.0%, respectively. The income tax benefit in the third quarter of 2017 of $0.4 million includes the impact of permanent book to tax differences.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of the AQ-JV was $12 thousand and $36 thousand in the third quarter of 2018 and 2017, respectively.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $1.8 million in the third quarter of 2018 compares with $0.3 million in the same period of 2017. The year over year results reflect the revenue and expense items discussed above.

The following table summarizes our results of operations for the nine-month periods ended September 30, 2018 and 2017. Revenue and the associated analysis is presented by customer and product category, combining revenue accounted for under ASC 606 and other guidance.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

	Nine Months ended September 30,
(in thousands)	2018	2017	Change	% Change
Operating revenues:
Business and wholesale revenue
Business broadband	$46,036	$49,261	$(3,225)	-6.5%
Business voice and other	21,088	19,918	1,170	5.9%
Managed IT services	3,936	3,078	858	27.9%
Equipment sales and installations	3,870	2,717	1,153	42.4%
Wholesale broadband	28,221	26,252	1,969	7.5%
Wholesale voice and other	4,455	4,803	(348)	-7.2%
Total business and wholesale revenue	107,606	106,029	1,577	1.5%

Consumer revenue
Broadband	19,726	19,200	526	2.7%
Voice and other	8,355	8,698	(343)	-3.9%
Total consumer revenue	28,081	27,898	183	0.7%
Total business, wholesale and consumer revenue	135,687	133,927	1,760	1.3%
Growth in broadband revenue	-0.8%

Regulatory revenue
Access	23,321	23,273	48	0.2%
High cost support	14,771	14,770	1	0.0%
Total regulatory revenue	38,092	38,043	49	0.1%

Total operating revenues	$173,779	$171,970	$1,809	1.1%

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	79,595	78,286	1,309	1.7%
Selling, general and administrative	49,398	52,331	(2,933)	-5.6%
Depreciation and amortization	25,336	27,124	(1,788)	-6.6%
Loss on disposal of assets, net	56	73	(17)	-23.3%
Total operating expenses	154,385	157,814	(3,429)	-2.2%
Operating income	19,394	14,156	5,238	37.0%
Other income and (expense):
Interest expense	(10,191)	(11,335)	1,144	-10.1%
Loss on extinguishment of debt	-	(7,527)	7,527	NM
Interest income	74	27	47	NM
Other income (expense), net	79	(461)	540	NM
Total other income and (expense)	(10,038)	(19,296)	9,258	-48.0%

Income (loss) before income tax (expense) benefit	9,356	(5,140)	14,496	NM
Income tax (expense) benefit	(2,080)	1,886	(3,966)	NM
Net income (loss)	7,276	(3,254)	10,530	NM
Less net loss attributable to noncontrolling interest	(84)	(100)	16	-16.0%
Net income (loss) attributable to Alaska Communications	$7,360	$(3,154)	$10,514	NM

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $107.6 million increased $1.6 million, or 1.5%, in the nine-month period of 2018 from $106.0 million in the nine-month period of 2017. This increase reflects a $2.0 million increase in wholesale broadband revenue reflecting higher rates offset by fewer customers, and a $2.0 million increase in Managed IT services and equipment sales. Voice and other revenue increased $0.8 million. Business voice connections decreased 1,958, or 2.7%, year over year and ARPU of $25.26 increased from $23.39 in 2017. Business broadband revenue declined $3.2 million, or 6.5%, in 2018 due primarily to year-over-year price compression in the rural health care program, partially offset by a $1.4 million cumulative adjustment recorded in the second quarter for the effect of the rural health care program funding increase on revenue previously reported in the third and fourth quarters of 2017. The Company’s rural health care revenue was $13.8 million in the first nine months of 2018, including the $1.4 million adjustment, compared with $19.1 million in the first nine months of 2017. Business ARPU of $333.05 in the nine-month period of 2018 compares with $334.36 in the same period of 2017 due to rural health price compression. Business broadband connections increased marginally year over year.

Consumer

Consumer revenue of $28.1 million increased $0.2 million, or 0.7%, in the nine-month period of 2018. Broadband revenue increased $0.5 million due to an increase in ARPU to $65.57 from $61.24, offset by a decrease in connections. Voice and other revenue decreased marginally due to 3,864 fewer connections, partially offset by an increase in ARPU to $32.21 from $29.88 in the prior year.

Regulatory

Regulatory revenue of $38.1 million was unchanged year over year.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales (excluding depreciation and amortization) of $79.6 million increased $1.3 million, or 1.7%, in the nine-month period of 2018 from $78.3 million in the nine-month period of 2017. A $4.5 million increase in network support costs associated with new customer contracts and a $1.1 million increase in access charges were partially offset by a $3.7 million decrease in labor costs.

Selling, General and Administrative

Selling, general and administrative expenses of $49.4 million decreased $2.9 million, or 5.6%, in the nine-month period of 2018 from $52.3 million in the nine-month period of 2017. Results in 2018 and 2017 included charges of $0.8 million and $1.9 million, respectively, to the allowance for doubtful accounts associated with rural health care customers. The decrease also reflects a $2.7 million year over year reduction in labor costs.

Depreciation and Amortization

Depreciation and amortization expense of $25.3 million decreased $1.8 million, or 6.6%, in the nine-month period of 2018 from $27.1 million in the nine-month period of 2017. This decrease was due primarily to certain assets reaching the end of their depreciable life.

Other Income and Expense

Interest expense of $10.2 million in the nine-month period of 2018 declined from $11.3 million in the nine-month period of 2017 due primarily to lower average borrowing levels. The $7.5 million loss on extinguishment of debt in the nine-month period of 2017 included $5.2 million associated with settlement of the Tender Offer on the Company’s 6.25% Notes in the second quarter and $2.3 million associated with the settlement of the 2015 Senior Credit Facilities in the first quarter.

Income Taxes

Income tax expense in the nine-month period of 2018 of $2.1 million reflects a $0.7 million benefit recorded in the first quarter to correct an overstatement of the income tax provision in 2017. Excluding this out-of-period adjustment, the income tax provision was $2.8 million and the effective tax rate was 29.7%. The income tax benefit and effective tax rate in the nine-month period of 2017 of $1.9 million and 36.7%, respectively, reflect the impact of permanent book to tax differences.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of the AQ-JV was $84 thousand and $100 thousand in both the nine-month periods of 2018 and 2017, respectively.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $7.4 million in the nine-month period of 2018 compares with a net loss $3.2 million in the same period of 2017. The year over year results reflect the revenue and expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures, repurchase of our 6.25% Notes and scheduled debt service under our 2017 Senior Credit Facility in the first nine months of 2018 through internally generated funds, cash on hand and selected draws on our revolving credit facility. At September 30, 2018, we had $17.3 million of cash and cash equivalents, $1.6 million of restricted cash and $15.0 million available under our revolving credit facility.

Our major sources and uses of funds in the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended
	September 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$46,879	$25,688
Capital expenditures	$(25,432)	$(24,054)
Change in unsettled capital expenditures	$(1,811)	$2,007
Repayments of long-term debt	$(29,164)	$(174,378)
Proceeds from the issuance of long-term debt	$14,000	$183,000
Debt issuance costs and discounts	$-	$(5,559)
Cash paid for debt extinguishment	$-	$(5,522)
Interest paid (1)	$(10,723)	$(10,874)

(1) Included in net cash provided by operating activities.

Cash Flows from Operating Activities

Cash provided by operating activities of $46.9 million in the first nine months of 2018 compares with $25.7 million in the first nine months of 2017. The year over year increase was primarily due to cash receipts from the rural health care program in the third quarter of 2018 and higher payments on accounts payable and other current liabilities in 2017.

Cash provided by operating activities of $46.9 million in the first nine months of 2018 reflects net income excluding non-cash items (defined as cash provided by operating activities excluding changes in operating assets and liabilities) of $36.5 million, cash receipts from the rural health care program of $14.5 million (approximately $10.0 million of which was recorded as revenue in 2017) and $7.0 million of cash receipts associated with deferred revenue lease arrangements.

Cash provided by operating activities of $25.7 million in the first nine months of 2017 reflects net income excluding non-cash items (defined as cash provided by operating activities excluding changes in operating assets and liabilities) of $33.3 million offset by a $5.1 million increase in accounts receivable and other current assets and a $2.5 million decrease in accounts payable and other current liabilities. The decrease in accounts payable and other current liabilities includes incentive compensation payments and cash interest payments of $10.9 million. The increase in accounts receivable was largely due to the timing of receipts from certain rural health care customers.

Cash Flows from Investing Activities

Cash used by investing activities of $28.7 million in the first nine months of 2018 consisted of expenditures on capital totaling $27.2 million. Of $25.4 million incurred in 2018, $14.0 million was success based versus maintenance.

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

Cash Flows from Financing Activities

Cash used by financing activities was $15.4 million in the first nine months of 2018. Repayments of long-term debt of $29.2 million included scheduled principal payments on the term loan components of our 2017 Senior Credit Facility of $5.0 million, repayment of draws totaling $14.0 million on the revolving credit facility and repurchase of the 6.25% Notes of $10.0 million. Proceeds from the issuance of long-term debt of $14.0 million consisted of draws on the revolving credit facility.

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

Liquidity and Capital Resources

Consistent with our history, our current and long-term liquidity could be impacted by a number of challenges, including, but not limited to: (i) potential future reductions in our revenues resulting from governmental and public policy changes, including regulatory actions affecting inter-carrier compensation, changes in revenue from Universal Service Funds, and the timing of Rural Health Care Program funding receipts; (ii) servicing our debt and funding principal payments; (iii) the funding of other obligations, including our pension plans and lease commitments; (iv) competitive pressures in the markets we serve; (v) the capital intensive nature of our industry; (vi) our ability to respond to and fund the rapid technological changes inherent to our industry, including new products; and (vii) our ability to obtain adequate financing to support our business and pursue growth opportunities.

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

The 2017 Senior Credit Facility requires the maintenance of certain financial ratios as defined in the agreement and summarized below. The Company was in compliance with all relevant financial ratios at September 30, 2018.

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

The actual net total leverage ratio was 2.64 at September 30, 2018.

Fixed Charge Coverage Ratio: The ratio of our (a) Consolidated EBITDA for the consecutive four fiscal quarters ending as of the calculation date to (b) the sum of, for the same period, consolidated interest expense, capital expenditures (with certain exceptions), the current portion of long term debt including capital lease obligations, restricted payments, and cash payments for income taxes. The minimum fixed charge coverage ratio was 1.05 to 1.00 commencing September 30, 2017. The actual fixed charge coverage ratio was 1.25 at September 30, 2018.

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

The weighted interest rate on the 2017 Senior Credit Facility was 7.46% at September 30, 2018.

As required under the terms of the 2017 Senior Credit Facility and as a component of its cash flow hedging strategy, the Company has entered into an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings under the 2017 Senior Credit Facility of $90.0 million through June 28, 2019.

On March 15, 2018, USAC announced that demand for rural health care support had exceeded the program’s annual cap in Funding Year 2017, which began July 1, 2017 and ends on June 30, 2018, and that successful applicants would receive 84.4% of the funding for which they would otherwise be eligible. The budget constraints announced in the first quarter prompted USAC, which administers the program, to engage in substantially more rigorous reviews of rural health care support, raising compliance costs and delaying issuance of support payments. In connection with that review, the Company received certain inquiries and requests for information from USAC and from the FCC Enforcement Bureau. In the first quarter of 2018, the Company’s rural health care customers received notice from USAC regarding deficiencies in the rates stated in their applications. The rates were subsequently revised and, in July 2018, the FCC notified the Company that it had approved the cost-based rural rates for certain of its customers and that amendment of those customer’s applications was in process. In June 2018, the FCC announced an increase in the annual program funding cap to $571 million from the prior cap of $400 million effective for Funding Year 2017. This FCC order also provides for an annual adjustment to the funding cap to reflect inflation and the establishment of a process to carry forward unused funds from past funding years for use in future funding years. During the third quarter of 2018, substantially all customer applications for Funding Year 2017 were either approved or denied by USAC. Resolution of the applications for Funding Year 2017 did not have a material effect on revenue recognized through June 30, 2018. As of September 30, 2018, the FCC and USAC had not approved the Company’s rural health care rates or its customers’ applications for Funding Year 2018, which began on July 1, 2018 and ends on June 30, 2019.

We recorded revenue from the rural health care program of $13.8 million in the first nine months of 2018, which included $1.4 million to record the effect of the funding increase on revenue reported in the third and fourth quarters of 2017, and reflects the negative effect of price compression.

Our accounts receivable balance for rural health care customers, net of amounts reserved, was $6.6 million at June 30, 2018 and $8.6 million at December 31, 2017. The Company received cash payments totaling $14.5 million in the third quarter of 2018 associated with Funding Year 2017. The timing of the approval of our rural health care rates and our customers’ applications, and timing of cash payments from USAC for Funding Year 2018 could have an adverse effect on our financial position, results of operations and liquidity. With regards to Funding Year 2018, we cannot, at this time, determine with a high level of confidence when and if the FCC and USAC will approve the rates and applications, or when the Company will receive payment from USAC.

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

Amortization of deferred revenue included in our operating revenues for the three and nine-month periods ended September 30, 2018 and 2017, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

GCI capacity revenue	$522	$522	$1,549	$1,549
Other deferred capacity revenue	545	362	1,448	1,052
Total deferred capacity revenue	1,067	884	2,997	2,601
Other deferred revenue	857	753	2,429	2,294
Total	$1,924	$1,637	$5,426	$4,895

The Company does not provide reconciliations of guidance for Adjusted EBITDA to Net Income, and Adjusted Free Cash Flow to Net Cash Provided by Operating Activities, in reliance on the unreasonable efforts exception provided under Item 10(e)(1)(i)(B) of Regulation S-K. The Company does not forecast certain items required to develop the comparable GAAP financial measures. These items are charges and benefits for uncollectible accounts, certain other non-cash expenses, unusual items typically excluded from Adjusted EBITDA and Adjusted Free Cash Flow, and changes in operating assets and liabilities (generally the most significant of these items, representing cash outflows of $10.4 million in the nine-month period ended September 30, 2018).

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

The following tables provide the computation of Adjusted EBITDA and reconciliation to Net Income (Loss), and the computation of Adjusted Free Cash Flow and reconciliation to Net Cash Provided by Operating Activities for the three and nine-month periods ended September 30, 2018 and 2017:

Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income (loss)	$1,805	$284	$7,276	$(3,254)
Add (subtract):
Interest expense	3,286	3,577	10,191	11,335
Loss on extinguishment of debt	-	93	-	7,527
Interest income	(36)	(13)	(74)	(27)
Depreciation and amortization	8,352	9,193	25,336	27,124
Other (income) expense, net	(66)	153	(79)	461
Loss on the disposal of assets, net	15	40	56	73
Income tax expense (benefit)	774	(422)	2,080	(1,886)
Stock-based compensation	642	261	1,209	842
Net loss attributable to noncontrolling interest	12	36	84	100
Adjusted EBITDA	$14,784	$13,202	$46,079	$42,295

Reconciliation of Net Cash Provided by Operating Activities to Adjusted
Free Cash Flow and Computation of Adjusted Free Cash Flow

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net cash provided by operating activities	$24,521	$8,623	$46,879	$25,688
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow:
Capital expenditures	(8,351)	(13,532)	(25,432)	(24,054)
Amortization of deferred capacity revenue	1,067	884	2,997	2,601
Amortization of GCI capacity revenue	(522)	(522)	(1,549)	(1,549)
Amortization of debt issuance costs and debt discount	(333)	(414)	(1,022)	(1,951)
Interest expense	3,286	3,577	10,191	11,335
Interest paid	(3,472)	(3,279)	(10,723)	(10,874)
Interest income	(36)	(13)	(74)	(27)
Income taxes receivable (payable)	1	(3)	37	(577)
Income taxes refunded (paid), net	-	52	(4)	624
Charge for uncollectible accounts	(1,279)	(929)	(2,371)	(2,562)
Other (income) expense, net	(66)	153	(79)	461
Net loss attributable to noncontrolling interest	12	36	84	100
Other non-cash expense, net	13	(142)	(168)	(430)
Changes in operating assets and liabilities	(12,402)	1,430	(10,395)	7,657
Adjusted free cash flow	$2,439	$(4,079)	$8,371	$6,442

Adjusted EBITDA	$14,784	$13,202	$46,079	$42,295
Less:
Capital expenditures	(8,351)	(13,532)	(25,432)	(24,054)
Amortization of GCI capacity revenue	(522)	(522)	(1,549)	(1,549)
Income taxes refunded (paid), net	-	52	(4)	624
Interest paid	(3,472)	(3,279)	(10,723)	(10,874)
Adjusted free cash flow	$2,439	$(4,079)	$8,371	$6,442

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

Additionally, we are focused on implementing the CAF II program and expect to meet our obligations for 2018 by providing broadband to 30% of our target locations, or about 9,200 locations by the end of the year. The FCC has deferred our report of all locations to be served under this program, originally due October 1, 2018, to a date yet to be determined. The preliminary engineering design for the majority of the program has been completed.

We also expect continued attention by our Board of Directors on the evaluation of value creating strategic opportunities that address our scale and geographic concentration issues.

Our financial guidance for the full year 2018 is as follows:

●	Total revenue of $225 million to $230 million.
●	Adjusted EBITDA of $55 million to $58 million.
●	Capital spending of $37 million to $39 million.
●	Adjusted free cash flow of $5 million to $8 million.

As discussed in “Non-GAAP Financial Measures,” the Company does not provide reconciliations of guidance for Adjusted EBITDA to Net Income, and Adjusted Free Cash Flow to Net Cash Provided by Operating Activities.

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of September 30, 2018, we have recorded litigation accruals of $0.9 million against certain of those claims and legal actions. Estimates involved in developing these litigation accruals could change as these claims, legal actions and regulatory proceedings progress. See also Part II, Item 1. Legal Proceedings.

EMPLOYEES

As of September 30, 2018, we employed 579 regular full-time employees, 8 regular part-time employees and 2 temporary employees, compared with 583, 5 and 1, respectively at December 31, 2017. Approximately 54% of our employees are represented by the IBEW. Our Master Collective Bargaining Agreement (“CBA”) with the IBEW, which is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska. Management considers employee relations to be generally good.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is associated with changes in interest rates. The interest rates and cash interest payments were substantially fixed on approximately $90.8 million, or 52%, of our total borrowings of $174.2 million as of September 30, 2018. The Term A-1 Facility of our 2017 Senior Credit Facility bears interest of LIBOR plus 5.0% with a LIBOR floor of 1.0% and the Term A-2 Facility bears interest of LIBOR plus 7.0% with a LIBOR floor of 1.0% as of September 30, 2018.

We manage a portion of our exposure to fluctuations in LIBOR and the resulting impact on interest expense and cash interest payments on our 2017 Senior Credit Facility through the utilization of a pay-fixed, receive-floating interest rate swap designated as a cash flow hedge. As of September 30, 2018, interest expense on $90.0 million, or approximately 52%, of the amount outstanding under the 2017 Senior Senior Credit Facility was hedged. A hypothetical 100 basis point increase in LIBOR over the floor of 1.0% during the next twelve months would result in an approximately $1.1 million increase in interest expense and cash interest payments associated with the unhedged portion of the 2017 Senior Credit Facility. As required under the terms of the 2017 Senior Credit Facility, the Company entered into interest rate hedges sufficient to effectively fix or limit the interest rate on borrowings under the 2017 Senior Credit Facility of $90.0 million through June 28, 2019.

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

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the third quarter of 2018 and have concluded that there were no changes to our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of September 30, 2018, we have recorded litigation accruals of $0.9 million against certain current claims and legal actions. Other than as described above and as disclosed previously in Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2017, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Exhibit	Where Located

10.1*	The Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan	Exhibit 99.1 to Form S-8 File No. 333-226124 (Filed July 11, 2018)

10.2*	Form of Performance Cash Award Agreement	Exhibit 99.1 to Form 8-K (Filed September 13, 2018)

10.3*	Form of Time-Based Cash Award Agreement	Exhibit 99.2 to Form 8-K (Filed September 13, 2018)

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Date: November 7, 2018	/s/ Anand Vadapalli
Anand Vadapalli
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2018	/s/ Laurie Butcher
Laurie Butcher
Senior Vice President of Finance
(Principal Financial and Accounting Officer)