Form 10-K
period 2018-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2019-03-11
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes [X]          No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on June 29, 2018 was approximately $89 million computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of March 1, 2019, there were outstanding 53,267,831 shares of Common Stock, $.01 par value, of the registrant.

Documents Incorporated by Reference

Information required by Part II (Item 5) and Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2018.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

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

•	our ability to meet the terms of our financing agreements and to draw down additional funds under the facility to meet our liquidity needs
•	the ability to attract, recruit, retain and develop the workforce necessary for implementing our business plan
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

•	our success in providing broadband solutions to the North Slope and western Alaska
•

our ability to maintain our cost structure as a focused broadband and managed information technology (“IT”) services company. Maintaining our cost structure is key to generating cash flow from operating activities. If we fail to effectively manage our costs, our financial condition will be impacted

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

Basis of Presentation

The Company is a smaller reporting company as defined in the Securities Act and Securities Exchange Act, as amended. Accordingly, it has utilized certain accommodations provided for scaled disclosures in its Annual Report on Form 10-K and proxy statement. Accommodations utilized include (i) a two-year presentation of the audited financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations; (ii) reduced disclosures of certain executive compensation and stock performance information; and (iii) not disclosing selected financial data, contractual obligations and quantitative and qualitative disclosures about market risk.

PART I

Item 1. Business

OVERVIEW

We are a fiber broadband and managed IT services provider, offering technology and service enabled customer solutions to business and wholesale customers in and out of Alaska. We also provide telecommunication services to consumers in the most populated communities throughout the state. Our facilities based communications network extends through the economically significant portions of Alaska and connects to the contiguous states via our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. We operate in a largely two-player terrestrial wireline market and we estimate our market share to be less than 25% statewide. However, we sponsored a third-party market study in the fourth quarter of 2018 which suggests that our market share in “near net”, that is, within one mile of our fiber footprint, may be closer to 40%. This is consistent with our hypothesis that from a revenue performance perspective, relative to our largest competitor we are gaining market share in the markets we are serving.

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

See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a description of our products and services and a summary of service and product revenues generated by each of the above three customer categories.

Network and Technology

There are two extensive facilities based wireline telecommunications networks in Alaska. We operate one of these networks and General Communication, Inc. (“GCI”) operates the other. We provide high-capacity Ethernet-based services as well as switched and dedicated voice and broadband services. In addition, we offer other value added services such as network hosting, managed IT services and long distance services. We continuously upgrade our network to provide higher levels of performance, higher bandwidth speeds, increased levels of security and additional value added services to our customers. Our networks are monitored for performance around the clock in redundant monitoring centers to provide a high level of reliability and performance. Our fiber network is made up of more than 130,000 terrestrial and submarine fiber miles and serves as the backbone of our network. It is extensive within Alaska’s urban areas and connects our largest markets, including Anchorage, Fairbanks and Juneau with each other and the contiguous states. We have recently added Fixed Wireless towers and technology to reach even more customers. Both offer us the opportunity to provide our customers with a high level of network reliability and speed for voice and broadband applications. We also own and operate one of the most expansive Internet Protocol (“IP”) networks in Alaska using multi-protocol label switching (“MPLS”) and Metro Ethernet technology, along with Software-Defined Networking (“SD-WAN”) capabilities. Our MPLS network provides customers with Quality of Service capabilities and prioritization of data based on data-type over our Metro Ethernet service, which we market to health care, businesses and government customers. Coupled with SD-WAN technology our customers receive highly reliable and highly affordable service. Metro Ethernet offers our customers scalable, high-speed broadband and customized IT products and services, as well as Internet connectivity. We are one of the few Metro Ethernet Forum certified carriers in the nation, providing the highest degree of assurance to our customers regarding the quality of our network and services.

We also own and operate two undersea fiber optic cable systems that connect our Alaskan network to our facilities in Oregon and Washington. These facilities provide the most survivable service to and from Alaska, with key monitoring and disaster recovery capabilities for our customers. We also have usage rights on a third undersea fiber network connected to the lower-48.

Our network in Oregon and Washington includes terrestrial transport components linking our landing stations to a Network Operations Control Center in Hillsboro, Oregon and collocation facilities in Portland, Oregon and Seattle, Washington. In addition, AKORN®, one of our undersea fiber optic cable systems, connects our Alaska network from Homer, Alaska to our facilities in Florence, Oregon along a diverse path within Alaska, the Pacific Northwest and undersea in the Pacific Ocean. Northstar, our other undersea fiber optic system, has cable landing facilities in Whittier, Juneau, and Valdez, Alaska, and Nedonna Beach, Oregon. Our subsea capacity including the AKORN® and Northstar systems provides a total of 7,800 route miles, or about 26,000 fiber miles, of submarine fiber. Together, these fiber optic cables provide extensive bandwidth as well as survivability protection designed to serve our own, as well as our most demanding customers’ critical communications requirements. In 2017, we upgraded the AKORN system to be able to support 100GB circuits for customers and in 2019 we will perform a similar upgrade to the NorthStar system. Through our landing stations in Oregon, we also provide an at-the-ready landing point for other large fiber optic cables, and their operators, connecting the U.S. to networks in Asia and other parts of the world.

In April 2015, we entered into an agreement to purchase a terrestrial fiber network on the North Slope of Alaska. This network allows us to provide broadband solutions to the oil and gas sector in a market that previously had no competition, and continue to advance our sales of managed IT services.

In 2017, we began the development of a satellite earth station network and acquired C-band transponder space on Eutelsat’s E115WB satellite. In the fourth quarter of 2017, we began providing Internet backhaul connectivity to our first customer and, in 2018, we continued to provide service to customers in areas of Alaska we were previously not able to support with our terrestrial network.

Another Alaska carrier, Quintillion, has invested in a submarine network with landing stations in several northwest Alaska communities, including a terrestrial route from the North Slope to Fairbanks. The submarine network became operational in late 2017. We have acquired capacity on this system and began delivering service to customers in this area, including a buildout of terrestrial fiber optic cable, in Utqiaġvik (formerly Barrow) to serve this new market. We are currently serving customers in Utqiaġvik, Nome and Kotzebue.

Competition

Management estimates the Alaska wireline telecom and IT services market to be approximately $1.65 billion. This market is comprised of the IT services market of approximately $840 million, the broadband market of approximately $700 million and the voice market of approximately $110 million. Management estimates that over 85% of this market opportunity is from the business and wholesale customer segment. We sponsored a third-party market study in the fourth quarter of 2018 that suggests approximately $250 million of the telecom opportunity is “near net,” that is, within one mile of our fiber infrastructure.

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

As the largest facilities based operator in Alaska, GCI is the dominant statewide provider of broadband, voice, wireless and video services. In the markets where we compete with GCI (broadband and voice), GCI has approximately 50% to 60% of market share across the consumer and business segments. GCI continues to expand its voice and data network, often taking advantage of subsidized government programs which create a monopoly for services in certain markets. AT&T’s primary focus is to be the provider of voice and broadband services to its nation-wide customers. AT&T tends to use its existing broadband network to serve these customers or it leases capacity from GCI or Alaska Communications to augment its existing network.

Overall competitive dynamics are significant, and our operating performance is impacted accordingly. For more information associated with the risks of our competitive environment see “Item 1A, Risk Factors.”

Marketing

Our marketing strategy relies on our understanding the Alaskan market, while increasingly using digital technologies to focus our marketing messages. We tailor our products and services based on understanding our customers’ needs, location, and type of service they desire. For business customers, we bundle our products and provide value added managed IT services using our local service delivery model and highly reliable network. For consumer customers, we focus on offering one flat rate price and no data usage caps for internet services, differentiating ourselves from GCI who charges for excess data usage or throttles bandwidth.

Sales and Distribution Channels

Our sales strategy combines primarily direct distribution channels to retain current customers and drive sales growth. Our focus in 2019 is to continue leveraging our direct sales channels’ focus on serving Business and Wholesale customers, our web and contact center channels for consumer customers, and expand our penetration of the military housing market for continued sustained performance. We are also continuing our efforts to improve customer service and move more consumer transactions to the web.

Customer Base

We generate our revenue through a diverse statewide customer base and there is no reliance on a single customer or small group of customers. Business and wholesale customers are our primary focus and they comprised 62% of our total revenue in 2018. Revenue from our rural health care customers, including the portion funded through the universal service support mechanism, is a component of business and wholesale revenue, and represented approximately 8% of our consolidated revenue in 2018. Regulatory revenue represented 22% of the Company’s consolidated revenue in 2018.

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

Employees

As of December 31, 2018, we employed 584 regular full-time employees, 8 regular part-time employees and 4 temporary employees. Approximately 53% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement (“CBA”) with the IBEW, which is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska. Management considers employee relations to be generally good.

Regulation

While a substantial amount of our revenue is derived from non-regulated or non-common carrier services, we continue to generate revenue from services that are regulated. Given the breadth of the regulatory framework, the following summary of the regulatory environment in which our business operates does not describe all present and proposed federal, state and local legislation and regulations affecting the telecommunications industry in Alaska.

Overview

Some of the telecommunications services we provide are subject to extensive federal, state and local regulation. These regulations govern, in part, our rates and the way we conduct our business, including the requirement to offer telecommunications services pursuant to nondiscriminatory rates, terms, and conditions, the obligation to comply with E-911 rules, the Communications Assistance for Law Enforcement Act (“CALEA”), the obligation to safeguard the confidentiality of customer proprietary network information (“CPNI”), as well as our obligation to maintain specialized records and file reports with the Federal Communications Commission (“FCC”) and state regulators. These requirements are subject to frequent change. Compliance is costly, and limits our ability to respond to some of the demands of our increasingly competitive service markets.

We generate revenue from these regulated services through regulated charges to our retail and wholesale customers, access and other charges to other carriers, and federal and state universal service support mechanisms for telecommunications and broadband services. These revenues are recorded throughout our customer categories.

At the federal level, the FCC generally exercises jurisdiction over the interstate and international telecommunications services that regulated common carriers provide and their related communications facilities.

The Regulatory Commission of Alaska (“RCA”) generally exercises jurisdiction over intrastate telecommunications services that originate and terminate at points in Alaska.

In this section, “Regulation”, we refer to our local exchange carrier (“LEC”) subsidiaries individually as follows:

●	ACS of Anchorage, LLC (“ACSA”);
●	ACS of Alaska, LLC (“ACSAK”);
●	ACS of Fairbanks, LLC (“ACSF”); and
●	ACS of the Northland, LLC (“ACSN”).

Federal Regulation

We must comply with the Communications Act of 1934, as amended (the “Communications Act”) and regulations promulgated thereunder, which together require, among other things, that we offer regulated interstate telecommunications services upon request at just, reasonable and non-discriminatory rates and terms. The Communications Act also requires us to offer competing carriers interconnection and non-discriminatory access to certain facilities and services designated as essential for local competition, and permits the FCC to deregulate us as markets become more competitive. Under the Communications Act we are eligible for support revenues to help defray the cost of providing services in rural, high cost areas, and to low-income consumers, schools and libraries, and rural health care providers. In recent years, the FCC has modified these support mechanisms to incentivize wider availability of affordable broadband Internet access services, and promote additional deployment of equipment, facilities, and systems necessary to support such services. In ongoing administrative rulemaking proceedings, the FCC is continuing to propose changes in the size and scope of these mechanisms, and it is difficult to predict the impact such changes may have on our business.

Rate Regulation

Our LEC subsidiaries are regulated common carriers offering local voice and a limited set of telecommunications data services. In providing these regulated services, these subsidiaries are subject to competitive market forces, as well as rate-of-return regulations for intrastate services that originate and terminate in Alaska and price-cap rate regulation for interstate services regulated by the FCC. Because they face competition, our LEC subsidiaries may not be able to charge their maximum permitted rates under price-cap regulation or realize their authorized intrastate rate of return even where they are rate-of-return regulated. A broader range of data and information services are offered by our unregulated affiliates or as unregulated services by our regulated companies.

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

In addition, for more than two decades, the FCC has been considering whether to modify or eliminate the current jurisdictional separations process, and it has asked the Federal-State Joint Board on Jurisdictional Separations for recommendations for doing so. For most of that time, the jurisdictional separations rules have remained frozen. In December 2018, the FCC extended the current freeze for six additional years, through December 31, 2024, and directed that Joint Board in the short term to consider amending the jurisdictional separations rules to recognize that the rates of price cap carriers, like Alaska Communications, are no longer subject to them. Nevertheless, these questions remain pending with the FCC. The FCC’s decision, when it comes, could indirectly increase or reduce earnings of carriers subject to jurisdictional separations rules by affecting the way costs are divided between regulated and unregulated services, and the way regulated costs are divided between the federal and state jurisdictions. In addition, these changes could affect the ways in which the FCC and RCA evaluate the reasonableness of our regulated rates for telecommunications services.

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

The new rules took effect, in part, on April 23, 2018, while the changes that amend information collection requirements took effect following the required Office of Management and Budget approval on June 11, 2018. While it remains difficult to assess the full extent of the impact of these changes on our business, the more narrowly tailored regulatory framework has the potential to improve the performance of our broadband Internet access services (by, among other things, permitting us to better manage network congestion), reduce our regulatory compliance costs, and facilitate new investment.

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

On December 28, 2015, the FCC issued an order granting “forbearance” from certain ILEC obligations under the Communications Act and the FCC’s rules. As of that date, the FCC has relieved our ILEC subsidiaries of “dialing parity” and “equal access” obligations that, formerly, required us to ensure that customers were able to route their calls to other telecommunications service providers without having to dial additional digits, and to allow each of our ILEC telephone service customers to choose among any available providers of stand-alone interstate long-distance service, which the customer could then reach simply by dialing “1.” We must continue to offer those capabilities to any customer that has presubscribed to a stand-alone interstate long-distance provider prior to December 28, 2015, but are not required to make long-distance presubscription available to new customers. In May 2017, the FCC rejected a Petition for Reconsideration that had sought to reinstate these obligations in “rural areas of Alaska.”

In the same 2015 order, the FCC granted our ILEC affiliates forbearance in two additional areas: (i) the FCC granted limited forbearance from our ILEC affiliates’ obligation to offer competitive access to newly-deployed entrance conduit running from the property line to a commercial building in “greenfield” situations where no service provider has an established presence; and (ii) our ILECs are no longer required to offer competitors unbundled access to a 64-kilobit-per-second voice channel in areas where we have replaced last mile copper loop connections to our customers with fiber optic cables.

On June 26, 2017, we filed a Petition with the FCC requesting that GCI be treated as the sole ILEC in our ACSA study area, and that ACSA be treated as a nondominant carrier and relieved of its ILEC obligations under the Communications Act. That Petition remains pending at the FCC.

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

On April 20, 2017, the FCC adopted an Order updating its regulations governing “business data services,” which are those circuit-switched or packet-switched services that offer our dedicated point-to-point transmission of data at certain guaranteed speeds and service levels using high-capacity connections, including special access services. The FCC left in place the Phase I and Phase II pricing flexibility it granted to us in 2010, and granted further price deregulation of all business data services with transmission speeds above 45 Megabits per second. For legacy circuit-switched business data services with speeds at or below that level (DS-3 or below), the FCC adopted a new competitive market test, finding that price regulation is no longer required in counties (or county-equivalents, such as Alaskan boroughs) where (a) 50 percent of the buildings in a county are within a half-mile of a location served by a competitive provider; or (b) 75 percent of the census blocks in a county have a cable provider present. We are permitted to remove business data services in competitive areas from our tariffs over the next three years, following which time we will be required to do so. In areas that do not meet this competitive market test, the FCC adjusted its “price cap” rules governing rates for certain legacy services that will continue to be regulated, but also permitted us to offer those services with volume and term discounts, as well as under contract tariffs, which is the equivalent of the former Phase I pricing flexibility. We are still evaluating the impact of the FCC’s order but, in general, we expect this FCC Order to support the Company’s ability to be market competitive for its business data services.

On August 28, 2018, the United States Court of Appeals for the Eighth Circuit vacated portions of the FCC’s decision that ended prior regulation and tariffing of prices of legacy circuit-switched transport services offered by price cap carriers, like Alaska Communications, finding that the FCC had not provided sufficient advance notice of that aspect of its decision. On October 24, 2018, in order to provide the necessary notice in light of the Eighth Circuit’s decision, the FCC issued a detailed proposal to re-adopt that relief. The comment cycle was delayed by the recent shutdown of the FCC as a result of a lapse in federal appropriations, and the matter remains pending.

Transformation Order

Under a 2011 FCC order (the “Transformation Order”), our ILEC interstate and intrastate switched access rates and reciprocal compensation rates (“ICC rates”) are capped and declining toward zero, in pursuit of the FCC’s goal that carriers will recover their costs from their end-users and, in some cases, universal service support mechanisms.

The transition unfolded over a six-year period beginning July 1, 2012. As a result:

●	all terminating switched end-office rates and reciprocal compensation rates were reduced to zero on July 1, 2017; and
●

for a terminating ILEC that owns the tandem switch, terminating switched end-office rates and terminating switched transport rates were reduced to $0.0007 for all traffic within the tandem serving area on July 1, 2017, and to zero on July 1, 2018.

The Transformation Order provides for a certain amount of compensation for lost revenue through two optional programs: (i) an access recovery charge on subscribers and (ii) a temporary access replacement support mechanism with broadband build-out obligations. However, the FCC does not intend the results of the changes necessarily to be revenue-neutral to any ILEC and various caps, limitations, market forces and, ultimately, phase-outs apply to both of these programs. Furthermore, we did not meet the required criteria for imposing an access recovery charge, and received no revenue from that source. As a result, the Company’s ILEC affiliates have experienced an overall decline in access charge revenues over the course of the transition. In a July 2016 Order, the FCC found that ILECs are non-dominant in the market for switched access services nationwide, but declined to provide any significant relief from existing levels of federal regulation as a result of that finding.

Federal Universal Service Support

The Communications Act requires the FCC to establish a universal service program to ensure that affordable, quality telecommunications services are available to all Americans. The Company has received universal support in several forms: (i) high cost support received by its ILEC subsidiaries for its wireline voice and broadband Internet access service business under the Connect America Fund; (ii) support for services that the Company provides to schools and libraries, provided through the federal schools and libraries universal service support mechanism (“E-Rate”); (iii) support from the federal Rural Health Care support mechanism, which supports communications services that enable telehealth and telemedicine services provided by eligible rural health care providers; and (iv) low income support under the FCC’s Lifeline program, which subsidizes telephone and broadband Internet access services for low-income consumers. These programs are administered under the direction of the FCC by the Universal Service Administrative Company (“USAC”).

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

Rural Health Care Universal Service Support Program

The FCC’s Rural Health Care Universal Service Support Mechanism provides funding to help make broadband telecommunications and Internet access services provided by the Company and other service providers affordable for eligible rural health care providers. It is comprised of two parts. The Telecommunications Program covers the difference between the “urban rate” for telecommunications services that rural healthcare providers use to deliver healthcare at rural locations, and the “rural rate” that they would otherwise be required to pay. The Healthcare Connect Fund covers 65 percent of the cost of a wider variety of broadband telecommunications, networking, and Internet access services and certain associated equipment. Through June 30, 2017, the budget for the entire Rural Health Care Universal Service Support Mechanism was set at $400 million annually, including administrative expenses, a significant portion of which is used to assist eligible rural health care providers in Alaska.

Beginning with Funding Year 2016 (July 1, 2016 – June 30, 2017), demand for support under the program exceeded the $400 million budget. The budget constraints prompted USAC to engage in substantially more rigorous review of requests for rural health care support, raising compliance costs and delaying issuance of support payments. The rising uncertainty and unpredictability in the Rural Health Care program caused a negative impact on revenue for the Company in 2017, and may have a negative impact on future revenue and demand for our services from rural healthcare providers.

For Funding Year 2017, which began July 1, 2017, demand for support from the Rural Health Care support mechanism again exceeded the $400 million cap. As a result, USAC had announced that successful non-consortium applicants would receive approximately 84.4% of the support for which they would otherwise be eligible. On June 25, 2018, the FCC issued an Order retroactively increasing that cap to $571 million for Funding Year 2017. The increase permitted full funding of all Funding Year 2017 requests that USAC or the FCC determined were otherwise in compliance with the governing rules. In the near term, we expect that the increase to reduce or eliminate the need for reductions in support payments as a result of FCC-imposed budget constraints, but it has not reduced the rigor with which USAC is now reviewing funding requests for rural health care support. We continue to advocate for the FCC to adopt further increases in the budget for this program.

Separately, USAC determined that it was unable to approve the vast majority of our rural healthcare customers’ Funding Year 2017 funding requests until the FCC approved “rural rates” for use in computing support amounts to be committed under the Telecommunications Program. On March 22, 2018, we filed a Petition with the FCC asking the FCC to direct USAC to issue funding commitments to our customers based on rates we proposed in the Petition. On July 18, 2018, we announced that the FCC had approved those rates for use in determining rural health care support levels for our rural health care customers for Funding Year 2017. USAC has now completed the initial administrative processes associated with our rural health care provider customers’ requests for support, and we have received the associated support payments for services delivered to our rural health care customers during Funding Year 2017. In a few cases, USAC denied funding based on other concerns, and appeals of those funding denials are now pending.

The FCC’s June 25, 2018 Order also directed that the rural health care funding cap be indexed for inflation, so that, for Funding Year 2018, which began July 1, 2018, the cap is now $581 million. In addition, beginning with Funding Year 2018, any unused funds from one Funding Year may be carried forward for use in subsequent Funding Years. We again requested that the FCC approve rural rates for the services we provide to our rural healthcare customers that are seeking subsidies from the Rural Health Care support mechanism for Funding Year 2018, and the FCC approved those rates in November 2018. We have begun receiving funding commitments and payments for Funding Year 2018 receivables, reducing our carrying costs below Funding Year 2017 levels.

We are also working to reduce the level of regulatory and business uncertainty associated with our rural healthcare business in two additional ways. First, in November 2018, we requested FCC approval for rural rates for Funding Year 2019, which will begin July 1, 2019, in order to shorten the USAC funding request approval process and bring greater certainty to the competitive bidding process for rural healthcare provider services that began in January 2019. Second, we continue to advocate for the FCC expeditiously to adopt rules to reform and modernize the Rural Health Care Telecommunications Program, on which the majority of healthcare providers in Alaska rely, in the proceeding that began in December 2017. In December 2018, FCC Chairman Pai committed in a letter to Alaska Senator Dan Sullivan to move forward with an order adopting new rules for the Rural Health Care Program in 2019, with a target of doing so in the first half of the year. If the FCC meets that timeline, it is possible that new rules would be in place to govern the bidding and funding commitment process for Funding Year 2020, which will begin July 1, 2020.

At this time, it is impossible to predict the outcome of that rulemaking process or the impact the new rules may have. We are continuing to evaluate the impact of the funding cap constraints, ongoing uncertainty and unpredictability in the Rural Health Care Universal Service Support Mechanism, and the potential impact of future rule changes on our rural health care customers and revenues in light of these developments.

Connect America Fund

CAF Phase I

The FCC implemented the Connect America Fund in two primary phases. CAF Phase I froze our LECs’ high cost support, beginning in 2012, at the 2011 level, and requires us to use that support to provide broadband fixed services in high cost areas served by our price-cap LEC subsidiaries. In addition, in 2012 and 2013, the FCC made two rounds of additional CAF Phase I Incremental Support available to certain price-cap carriers serving the highest-cost wire centers, conditioned on the carriers deploying additional broadband service to unserved locations (or, in the case of Round 2 support, locations that are served by broadband, but that do not receive actual speeds of at least 3 Mbps/768 kbps) over the three-year period following the award of support. We completed our obligations associated with both CAF Phase I frozen support and Round 1 and Round 2 incremental support within the required three-year period.

CAF Phase II

CAF Phase II supplanted the CAF Phase I frozen support mechanism and requires recipients to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, as well as to meet interim milestone build-out obligations.

On October 31, 2016, the FCC released its order adopting CAF Phase II (“CAF II”) for price cap carriers in Alaska. Alaska Communications is the only price cap carrier in Alaska and, under the CAF II order, we will receive approximately $19.7 million annually (the same amount we received as CAF I high cost frozen support) for the ten-year period starting January 1, 2016 and continuing through December 31, 2025. To receive this support, we committed to provide voice and broadband Internet access service to approximately 31,500 locations in census blocks that are unserved or only partially served by any unsubsidized competitor. These will include approximately 26,000 locations that did not previously have access to broadband Internet access service.

On December 28, 2017, Alaska Communications filed a notice with the FCC proposing to serve 4,762 unique geocoded locations (encompassing 6,056 unserved customer locations because some are in multi-unit buildings) in partially-served census blocks to partially fulfill this requirement. On March 27, 2018, GCI filed a challenge at the FCC, asserting that it serves 3,099 of these locations, and we filed a response, disputing that assertion. On September 28, 2018, the FCC granted our request with respect to 1,713 unique geocoded locations, which will assist us in meeting our CAF Phase II deployment obligation.

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

Lifeline

Revenue generated from our lifeline customers represented less than 1% of our total revenue for each of the twelve-month periods ended December 31, 2018 and 2017. The FCC’s Lifeline support mechanism today subsidizes the cost of voice services for low-income consumers, as well as broadband in CAF II locations. The Lifeline mechanism provides a higher level of support for low-income consumers living on Tribal Lands, including the entire state of Alaska. Under reforms adopted in the FCC’s January 2012 Lifeline Order, we are required to recertify each of our Lifeline customers annually to verify continued eligibility for Lifeline service. In part as a result of those efforts, our Lifeline enrollment decreased, and we will face continuing compliance obligations with respect to Lifeline customers served by our LEC subsidiaries. There are a number of matters under consideration that could increase the Company’s regulatory compliance obligations and customer administrative responsibilities, and impact revenue received from regulatory funding sources.

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

In the same order, the FCC established a process for creating a national Lifeline eligibility verifier to ensure that all Lifeline subscribers meet the program’s eligibility requirements, which is becoming operational in stages over the next several years. The national Lifeline eligibility verifier launched in Alaska in February 2019. While it is too soon to assess the impact of this change, the availability of this service could potentially reduce our costs of compliance with Lifeline eligibility certification and recertification rules.

Satellite Services

On February 16, 2018, the FCC granted our application for a license to operate a network of C-band satellite earth stations to be used to serve our customers that cannot be reached by terrestrial middle mile facilities. Under that license, we are authorized to use up to 72 MHz of C-band spectrum on Eutelsat’s satellite, E115WB, for a term of 15 years. In June 2018, the FCC granted our application to expand that network to include new customer sites, and we have since requested authority to double the amount of spectrum we are authorized to use, up to 144 MHz, and serve additional sites. We expect this arrangement to provide us with greater predictability and stability in the availability and cost of long-haul transport connectivity to our customers that must be served by satellite.

Our C-band satellite earth stations use the 3.7 - 4.2 GHz band to receive downlink transmissions from geostationary satellites. On April 19, 2018, the Wireless Telecommunications, International, and Public Safety Bureaus of the FCC announced an immediate, temporary freeze on the filing of new or modification applications for fixed-satellite service earth station licenses, receive-only earth station registrations, and fixed microwave licenses in the 3.7 - 4.2 GHz portion of the C-band spectrum, in order to preserve the current landscape of authorized operations in that band while the Commission continues to examine opportunities to permit expanded terrestrial use of that band for mobile broadband and additional fixed services. On July 13, 2018, the FCC issued a Notice of Proposed Rulemaking seeking comment on options for expanding terrestrial use of the 3.7 - 4.2 GHz band for “5G” services. In response, we have filed comments and reply comments advocating for continued access to this spectrum for satellite downlink operations in Alaska. We are unable to predict the outcome of this proceeding. If the FCC adopts rules that limit our ability to register additional satellite earth stations in this band, or expands terrestrial transmissions in the 3.7 - 4.2 GHz band, it may become more difficult or costly for us to use this band, or necessitate relocation of our services to alternative spectrum bands.

In October 2018, the FCC also opened a proceeding to examine possible new terrestrial uses of the 6 GHz band, including the 5.925-6.425 GHz spectrum used for C-band satellite uplink transmissions originating from terrestrial earth stations to geostationary satellites in orbit. Because C-band earth stations are transmitting in that band, not receiving, we expect any increase in terrestrial use of the 6 GHz band to have a less severe impact on our satellite C-band network than would use of the 3.7-4.2 GHz receive band. Nevertheless, we are unable at this time to predict the outcome of these proceedings, or to assess any potential future impact on our C-band satellite services.

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

In November 2017, the FCC narrowed the scope of the copper retirement rules, simplified the notice process, shortened the required notice period from 180 days to 90 days, and adopted an expedited 15-day notice period applicable where the affected copper facilities are no longer being used to provide service. In comparison to the 2015 rules, we expect these revisions to make it easier for us to comply with the regulatory processes associated with network upgrades from copper to fiber facilities, but we have found it necessary to request waivers of the FCC’s 90-day notice period when necessary to conform to the timing of pole-removal activities announced by electric power utilities that own the poles on which our copper facilities are located. In its November 2017 Order, the FCC also streamlined its rules governing the discontinuance of legacy low-speed voice and data services of less than 1.544 Mbps, which will also facilitate the transition to modern network technologies and services.

In August 2015, with respect to residential, fixed, facilities-based voice services that do not receive electrical power through the telephone line (such as fiber-to-the-home services), the FCC adopted rules requiring us to offer our customers the option to purchase equipment providing eight hours of standby backup power. Effective as of February 13, 2019, the FCC’s rules require us to offer these customers the option to purchase equipment that provides 24 hours of standby backup power.

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

Alaska Universal Service Fund

The AUSF complements the federal Universal Service Fund, but is focused on obligations to meet intrastate service obligations. The RCA has opened an “information docket” to evaluate and scope a comprehensive AUSF reform rulemaking that might include consideration of the Fund’s continued need. The RCA also opened a rulemaking to review the regulations specific to AUSF shortfalls. A final decision in that matter was issued in late December, 2017. These rules were transmitted to the Lt. Governor for signature and became effective April, 2018. They eliminate the hierarchy of shortfall payments except for Lifeline and administrative operating expenses.

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

Prior to changes to the AUSF distribution, AUSF supported a portion of certain higher cost carriers’ switching costs, the costs of Lifeline service (which supports rates of low-income customers), the Carrier of Last Resort (“COLR”), Carrier Common Line (“CCL”) support program and other costs associated with regulated service. These funding mechanisms have been eliminated and replaced with a new funding mechanism called Essential Network Support (“ENS”). In addition, the AUSF surcharge has been capped at 10%.

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

Additional Business Information

See “Item 1A, Risk Factors,” “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 3 “Joint Venture” and Note 18 “Business Segments” in the Notes to Consolidated Financial Statements for additional information, which is incorporated herein by reference.

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

As a smaller, focused broadband and managed IT services company, maintaining a lower cost structure is key to generating cash flow from operating activities. If we fail to maintain this cost structure, our financial condition will be impacted.

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

Risks Relating to Our Debt

Our debt could adversely affect our financial health, financing options and liquidity position. Due to uncertainty in the capital markets, we may be unable to retire or refinance our long-term debt when it becomes due, or if we are able to refinance it, we may not be able to do so with attractive interest rates or terms.

2019 Senior Credit Facility

On January 15, 2019, we entered into an amended and restated credit facility consisting of an Initial Term A Facility in the amount of $180 million, a Revolving Facility in an amount not to exceed $20 million and a Delayed-Draw Term A Facility in an amount not to exceed $25 million (together the “2019 Senior Credit Facility”). The 2019 Senior Credit Facility also provides for Incremental Term A Loans up to an aggregate principal amount of the greater of $60 million and trailing twelve month EBITDA, as defined. On January 15, 2019, proceeds from the Initial Term A Facility of $180 million were used to repay in full the outstanding principal balance of the Term A-1 Facility and Term A-2 Facility under the Company’s 2017 Senior Credit Facility totaling $171.8 million, plus accrued and unpaid interest, pay fees and expenses associated with the Agreement and for general corporate purposes. The 2017 Senior Credit Facility was terminated on January 15, 2019.

Principal payments on the Initial Term A Facility, Delayed-Draw A Facility and any amounts outstanding under the Incremental Term A Loans are due commencing in the third quarter of 2019 as follows: the third quarter of 2019 through the second quarter of 2020 – 0.625% per quarter; the third quarter of 2020 through the second quarter of 2022 – 1.25% per quarter; the third quarter of 2022 through the second quarter of 2023 – 1.875% per quarter; and the third quarter of 2023 through the fourth quarter of 2023 – 2.5% per quarter. The remaining outstanding principal balance, including any amounts outstanding under the Revolving Facility, is due on January 15, 2024.

The obligations under the 2019 Senior Credit Facility are secured by substantially all of the personal property and real property of the Company, subject to certain agreed exceptions.

The 2019 Senior Credit Facility contains customary representations, warranties and covenants, including covenants limiting the incurrence of debt, the payment of dividends and repurchase of the Company’s common stock.

The 2019 Senior Credit Facility provides for events of default customary for credit facilities of this type, including non-payment defaults on other debt, misrepresentation, breach of covenants, representations and warranties, change of control, and insolvency and bankruptcy.

Our debt also exposes us to adverse changes in interest rates. As a component of our cash flow hedging strategy and as required under the terms of the 2019 Senior Credit Facility, we hold a pay-fixed, receive-floating interest rate swap in the notional amount of $90.0 million at 6.49425%, inclusive of a 5.0% LIBOR spread, through June 2019, and will obtain another hedging instrument to be effective subsequent to that date.

See the “First Amended and Restated Credit Agreement, dated as of January 15, 2019, by and among Alaska Communications, as the borrower, the Company and certain of its direct and indirect subsidiaries, as guarantors, ING Capital LLC, as administrative agent, and the lenders party thereto,” filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 22, 2019 and Note 21 “Subsequent Events” in the Notes to Consolidated Financial Statements, which are incorporated herein by reference, for additional information.

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

In response to the demand for support under the Rural Health Care Universal Service Support Program exceeding the available budget for Funding Year 2016 (July 1, 2016 – June 30, 2017) and Funding Year 2017 (July 1, 2017 – June 30, 2018), the FCC raised the annual program funding cap from $400 million to $571 million. The revised cap was initially applied to Funding Year 2017 to fully fund eligible funding requests for that year. The FCC also provided annual adjustments to the cap to reflect inflation and established a process to carry forward unused funds from past funding years, effete with Funding Year 2018.

The increased demand also prompted USAC, which administers the program, to engage in substantially more rigorous reviews of rural health care support, raising compliance costs and delaying issuance of support payments. In connection with that review, the Company has received certain inquiries and requests for information from USAC and from the FCC Enforcement Bureau.

This rising uncertainty and unpredictability in the Rural Health Care program negatively impacted the Company’s revenue in 2017 and 2018, and may have a negative impact on future revenue and demand for our services from rural healthcare providers.

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

We received approximately 2.0% and 2.2% of our operating revenues for the years ended December 31, 2018 and 2017, respectively, from access charges. The amount of revenue that we receive from these access charges is calculated in accordance with requirements set by the FCC and the RCA. Any change in these requirements may reduce our revenues and earnings. Access charges have consistently decreased in past years and we expect this trend to continue due to declines in voice usage and migration to VoIP services which do not generate access revenue for us.

Interstate switched access has been on a phase-out schedule for several years, and according to the schedule set forth by the FCC, it reached its final phase in July 2017 and was reduced to zero on July 1, 2018. Interstate switched access was a relatively small component of all access revenue, and modest declines are anticipated at this time for other components of interstate access revenue. Traditional intrastate access revenues have already been reduced, replaced in part by COLR support. Effective January 1, 2019, the RCA eliminated COLR support and adopted a new ENS mechanism that distributes a lower level of support.

Furthermore, the FCC has actively reviewed new mechanisms for inter-carrier compensation that will eliminate certain access charges entirely. Elimination of access charges would have a material adverse effect on our revenue and earnings. Similarly, the RCA has adopted regulations modifying intrastate access charges that may reduce our revenue.

As a result of the CAF II order issued by the FCC in 2016, we currently expect our high cost support revenue to be relatively unchanged for the next seven years. Substantial changes are expected to be enacted by the FCC regarding our future high cost loop support funding and obligations thereunder. It is difficult to predict the future growth in this source of revenue as well as the future obligations that we will be required to accept that are tied to this funding.

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

The 2011 Transformation Order established a new framework for high cost universal service support that replaced existing support mechanisms that provide support to carriers, like us, that serve high-cost areas with new CAF support mechanisms and service obligations that are focused on broadband Internet access services. We recognized $19.7 million in federal high cost universal service payment revenues to support our wireline operations in high cost areas in each of the twelve months ended December 31, 2018 and 2017. The FCC released its CAF Phase II order on October 31, 2016.

In addition, the FCC has imposed strict new compliance requirements governing enrollment of low-income subscribers in the FCC’s Lifeline program, which provides carriers like us with USF support to reduce the cost of wireline and wireless services to low-income consumers. For the twelve months ended December 31, 2018, we recognized wireline lifeline revenue of $0.3 million. Over the same period the number of wireline lifeline customers we served decreased from 934 to 827. We expect the amount of Lifeline USF support we receive in connection with our wireline customers to continue to decrease, because we expect that it will be more difficult for low-income consumers to qualify for Lifeline, and to remain enrolled in Lifeline, than it was under the former rules.

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

The population of Alaska, which declined marginally in 2018, is approximately 740,000 with Anchorage, Fairbanks and Juneau serving as the primary population and economic centers in the state.

It is estimated that one-third of Alaska’s economy is dependent on federal spending, one-third on natural resources, in particular the production of crude oil, and the remaining one-third on drivers such as tourism, mining, timber, seafood, international air cargo and miscellaneous support services.

Alaska’s economy is dependent on investment by oil companies, and state tax revenues correlate with the price of oil as the State assesses a tax based on the retail price of oil that transits the pipeline from the North Slope. The price of crude oil dropped substantially during 2014 through 2016, and increased marginally in 2017 and 2018. The decline in the price of crude oil has impacted the state in two ways:

1.	Resource based companies reduced their level of spending in the state, and in particular the North Slope, through reducing their operating costs.
2.

The State of Alaska budget represents approximately 15% of the states total economy. The state’s budget deficit has been reduced from $3.7 billion in 2015 to $0.7 billion in 2019 (as enacted) primarily through spending reductions and utilization of interest earned on the state’s permanent fund. Reduced spending by the state has had a dampening effect on overall economic activity in the state.

Economists anticipate that slowly increasing oil prices and growing industry optimism bode well for continued new development and increased activity on the North Slope in 2019, supporting an increase in the volume of oil moving through the pipeline and the generation of revenue for the state government.

Economists believe the Alaskan economy entered a moderate recession beginning in the second half of 2015, which they currently expect to end during 2019. Employment levels in the state declined approximately 0.3% in 2018 (compared with a 1.3% decline in 2017) driven by declines in the oil and gas industry, construction, and Federal and state government, offset by increases in health care and local government. The negative effects of the recession have been mitigated by diversity in the Alaskan economy, including growth in the health care and tourism industries. However, economists believe that, without a long-term solution to the state budget deficit, a full economic recovery may remain elusive.

Our terrestrial fiber network on the North Slope of Alaska (described below) which allows us to provide broadband solutions to the oil and gas sector may be negatively impacted by declining crude oil prices in the near term. Additionally, overall macro impacts from a sustained lower price of crude oil, if maintained over time, will ultimately impact our growth in the future.

North Slope Fiber Optic Network

Our project to provide broadband solutions to the North Slope and western Alaska may not prove to be as successful as currently anticipated.

During the second quarter of 2015, we acquired a fiber optic network on the North Slope of Alaska and initiated a project to operate and expand the network. This network enables commercially-available, high-speed connectivity where only high-cost microwave and satellite communications were previously available. The success of this project is dependent, in part, on the utilization of the network by other telecom carriers.

Our partner in this project has invested in a submarine network with landing stations in several northwest Alaska communities, including a terrestrial route from the North Slope to Fairbanks. The network became operational in late 2017 and we began delivering service to customers in 2018 through capacity we acquired on the system. Delays in acquiring customers and providing those customers with service could negatively impact our investment in the joint venture and our financial results.

Erosion of Access Lines

We provide services to many customers over access lines, and if we continue to lose access lines, our revenues, earnings and cash flow from operating activities may decrease.

Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss over the past few years and the rate of loss has been accelerating. During the years ended December 31, 2018 and 2017 our business access line erosion was 2,317 and 2,278, respectively, while over the same period our consumer access line erosion was 3,478 and 4,156 respectively. We expect to continue to experience net access line loss in our markets, affecting our revenues, earnings and cash flow from operating activities.

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

On February 9, 2018, TAR Holdings LLC, an entity for which Karen Singer serves as the sole member, purported to notify the Company that it intends to nominate three candidates for election to our Board at our 2018 Annual Meeting of Stockholders. According to the Schedule 13D filed with the SEC by Ms. Singer and TAR Holdings LLC (the “Singer 13D Group”), Ms. Singer and TAR Holdings LLC beneficially own in the aggregate approximately 5.0% of our outstanding common stock. On May 9, 2018, pursuant to a Cooperation Agreement between the Company and the Singer 13D Group, the Company increased the size of its Board of Directors from six to eight and appointed two of the Singer 13D Group’s intended candidates to those two seats. Both individuals were subsequently elected to the Board of Directors by the Company’s shareholders.

On December 31, 2018, Aegis Financial Corporation, for which Scott L. Barbee serves as the president and sole shareholder, purported to notify the Company that it may engage in communications with one or more shareholders, officers or directors of the Company, including discussions regarding the Company’s strategic direction, corporate governance, named executive officer compensation, and Board of Directors representation, among other things.

While our Board and management team strive to maintain constructive, ongoing communications with all of the Company’s stockholders, including the Singer 13D Group and Aegis Financial Corporation, and welcomes their views and opinions with the goal of enhancing value for all stockholders, an activist campaign such as the one threatened by the Singer 13D Group that seeks to replace more than a majority of the members of our Board and, thereby seek control of the Company’s Board, could have an adverse effect on us because:

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

Labor costs are a significant component of our expenses and, as of December 31, 2018, approximately 53% of our workforce is represented by the IBEW. The CBA between the Company and the IBEW, which is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for the Company in the state of Alaska and has significant economic impacts on the Company as it relates to wage and benefit costs and work rules that affect our ability to provide superior service to our customers. We believe our labor costs are higher than our competitors who employ a non-unionized workforce because we are required by the CBA to contribute to the IBEW Health and Welfare Trust and the Alaska Electrical Pension Fund (“AEPF”) for benefit programs, including defined benefit pension plans and health benefit plans, that are not reflective of the competitive marketplace. Furthermore, work rules under the existing agreement limit our ability to efficiently manage our workforce and make the incremental cost of work performed outside normal work hours high. In addition, we may make strategic and operational decisions that require the consent of the IBEW. While we believe our relationship with the IBEW is constructive, and although the IBEW generally has provided necessary consents, the IBEW may not provide consent when we need it, it may require additional wages, benefits or other consideration be paid in return for its consent, or it may call for a work stoppage against the Company. The Company considered relations with the IBEW to be stable in 2018; however, any deterioration in the relationship with the IBEW would have a negative impact on the Company’s operations.

The expansion of represented employees outside of Alaska could affect our cost structure and the success of any strategic expansion opportunities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal properties do not lend themselves to simple description by character and location. The components of our gross investment in property, plant and equipment consisted of the following as of December 31, 2018 and 2017:

(in thousands)	2018	2017
Land, buildings and support assets	$197,381	$195,063
Central office switching and transmission	387,008	380,954
Outside plant, cable and wire facilities	750,492	739,547
Other	17,126	12,016
Construction work in progress	38,615	30,349
	$1,390,622	$1,357,929

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

Substantially all of our assets (including those of our subsidiaries) have been pledged as collateral for our 2019 Senior Credit Facility.

Item 3. Legal Proceedings

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business, including various legal proceedings involving regulatory matters described under “Item 1, Business–Regulation”. We have recorded a liability for estimated litigation costs of $1.2 million as of December 31, 2018, against certain current claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol ‘ALSK’. The following table presents, for the periods indicated, the high and low sales prices of our common stock as reported by Nasdaq.

2018 Quarters	High	Low	2017 Quarters	High	Low
4th	$1.86	$1.37	4th	$2.91	$2.04
3rd	$2.04	$1.56	3rd	$2.48	$2.02
2nd	$1.82	$1.39	2nd	$2.61	$1.76
1st	$2.71	$1.77	1st	$1.96	$1.60

As of March 1, 2019, there were 53.3 million shares of our common stock issued and outstanding and approximately 344 record holders of our common stock. Because brokers and other institutions hold many of our shares of existing common stock on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

In the fourth quarter of 2012, our Board of Directors suspended the quarterly dividend paid to shareholders. The dividend suspension was required in connection with the amendment to our 2010 Senior Credit Facility as part of the sale of our wireless business in the first quarter of 2015. Under the terms of our 2017 Senior Credit Facility, payment of cash dividends on our common stock was not permitted until such time that the Company’s Net Total Leverage Ratio (as defined in the 2017 Senior Credit Facility) was not more than 2.75 to 1.00 and certain other liquidity measures were met. The Company had not met all required liquidity measures through December 31, 2018. The 2017 Senior Credit Facility was terminated on January 15, 2019. Calculation and reporting of covenants under the 2017 Senior Credit Facility was not required as of December 31, 2018.

Payment of cash dividends is also subject to certain liquidity and cash flow limitations under the 2019 Senior Credit Facility. See the “First Amended and Restated Credit Agreement, dated as of January 15, 2019, by and among Alaska Communications, as the borrower, the Company and certain of its direct and indirect subsidiaries, as guarantors, ING Capital LLC, as administrative agent, and the lenders party thereto,” filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 22, 2019, which is incorporated herein by reference, for additional information.

The reinstitution of dividend payments in the future will depend on future competitive market and economic conditions and financial, business, regulatory and other factors, many of which are beyond our control.

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

Common Stock Performance Graph

The stock performance information required under this item is incorporated into this Form 10-K by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 6. Selected Financial Data

As a smaller reporting company, the Company is not required to provide the information called for by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes and the other financial information included elsewhere in this Form 10-K.

OVERVIEW

We are a fiber broadband and managed IT services provider, offering technology and service enabled customer solutions to business and wholesale customers in and out of Alaska. We also provide telecommunication services offering value and exceptional convenience to consumers throughout the state. Our facilities based communications network extends throughout Alaska and connects to the contiguous states via our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. We operate in a largely two-player terrestrial wireline market and we estimate our market share to be less than 25% statewide. However, our revenue performance relative to our largest competitor suggests that we are gaining market share in the markets we are serving. A third-party market study we sponsored in the fourth quarter of 2018 suggests that we have a market share of close to 40% for “near net” opportunities, that is, within one mile of our fiber network.

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

Historically, the Alaska economy has benefited from a stable employment base, including a growing tourism industry. However, economic indicators have been impacted by the substantial decline in the price of crude oil in 2015 through 2017. Crude oil prices recovered somewhat in 2018, but have not returned to pre-2015 levels. The Alaskan economy entered a moderate recession beginning in the second half of 2015, which economists currently expect to end during 2019. The population of Alaska grew marginally in 2016, remained steady in 2017 and declined slightly in 2018. Employment levels declined approximately 2.3%, 1.3% and 0.3% in 2016, 2017 and 2018, respectively. The decline in 2018 was driven by declines in retail, manufacturing, professional and business, offset by increases in health care, transportation and warehousing, utilities, leisure, hospitality and construction. Economists are currently expecting marginal employment growth in 2019. State revenue relies on tax revenue from the production of crude oil and investment in resource development projects by exploration companies in Alaska. The state’s budget deficit has been reduced from $3.7 billion in 2015 to $0.7 billion in 2019 (as enacted) primarily through spending reductions and utilization of interest earned on the state’s permanent fund. The prospect of continued lower tax revenue continues to impact the overall economy and may affect our future financial performance.

Management estimates the Alaska wireline telecom and IT services market to be approximately $1.65 billion. This market is comprised of the IT services market of approximately $840 million, the broadband market of approximately $700 million and the voice market of approximately $110 million. Management estimates that over 85% of this market opportunity is from the business and wholesale customer segment.

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

On January 15, 2019, the Company entered into the 2019 Senior Credit Facility, consisting of an Initial Term A Facility in the amount of $180.0 million, a Revolving Facility in an amount not to exceed $20.0 million and a Delayed-Draw Term A Facility in an amount not to exceed $25.0 million. The 2019 Senior Credit Facility also provides for Incremental Term A Loans up to an aggregate principal amount of the greater of $60.0 million and trailing twelve month EBITDA, as defined in the Agreement. On January 15, 2019, proceeds from the Initial Term A Facility of $180.0 million were used to repay in full the outstanding principal balance of the Term A-1 Facility and Term A-2 Facility under the Company’s 2017 Senior Credit Facility of $112.5 million and $59.3 million, respectively, plus accrued and unpaid interest, pay fees and expenses associated with the Agreement and for general corporate purposes. The 2017 Senior Credit Facility was terminated on January 15, 2019. This refinancing transaction resulted in the extension of scheduled principal payments, a reduction in interest rates and resetting and widening key covenant thresholds.

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

●

Develop Our Network Focusing on Efficient Delivery and Management. We are moving toward higher efficiencies and improved customer experience through automation, new technology and expanded geographic service areas. Our network architecture is a simpler mix of our fiber backbone, supported with fixed wireless (“FiWi”), WiFi and satellite.

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

●	Offer Broadband and Managed IT Solutions that Create Market Differentiation. We are building on strength in designing and providing new products and solutions to our customers.

We believe we can create value for our shareholders by:

●	Driving revenue growth through increasing business broadband and managed IT service revenues,
●	Generating Adjusted EBITDA and Adjusted Free Cash Flow growth through margin management, and
●	Careful allocation of capital, including selectively investing success based capital into opportunities that generate appropriate returns on investments.

2019 Operating Initiatives

●	Continue our focus on robust broadband growth as the foundation of our other initiatives.
●	Ignite success in the Consumer customer market, including the Mass Market group, through the expansion and enhancement of our products, services and the supporting infrastructure.
●	Continue to strengthen our Enterprise and Carrier customer group, which is the primary driver of our Business and Wholesale group, through increased focus on specific products and services.
●	Improve market penetration of our MIT products and services.
●

Build on our work in 2018 in the areas of network modernization through SD-WAN, Fixed Wireless Access, fiber fed Multi-Dwelling Units, Optical Transport Network modernization, and adding product capabilities that leverage our network.

●	Effectively manage operating expenses and capital spending to improve our margin profile over the long term.
●	Continue to meet our CAF II deployment obligations.
●	Successful implementation of an IT project targeted at replacing several of our legacy IT systems.
●	Continued emphasis on employee engagement and effective communication.
●	Evaluate strategic opportunities in and out of Alaska that address scale and geographic diversification and reduce the risk of investments made in our company.

Revenue Sources by Customer Group

We operate our business under a single reportable segment. We manage our revenues based on the sale of services and products to the three customer categories listed below. Revenue in the following management’s discussion and analysis is presented by customer and product category, combining revenue accounted for under Revenue from Contracts with Customers (“ASC 606”) and other guidance.

●	Business and Wholesale (broadband, voice and managed IT services)

●	Consumer (broadband and voice services)

●	Regulatory (access services, high cost support and carrier termination)

Business and Wholesale

Providing services to Business and Wholesale customers provides the majority of our revenues and is expected to continue being the primary driver of our growth over the next few years. Our business customers include large enterprises in the oil and gas, healthcare, education, Alaska Native Corporations, financial industries, Federal, state and local governments, and small and medium business. We were the first Alaska-based carrier to be Carrier Ethernet 2.0 Certified and are currently the only Alaska-based carrier certified for multipoint-to-multipoint services. This certification means that we meet international standards for the quality of our broadband services. We also offer IP based voice including the largest SIP implementations in the state of Alaska, and are the first Microsoft Express Route provider in the state. We believe our network differentiates us in the markets we serve, because we prefer not to compete on price; but on the quality, reliability, customer service and the overall value of our solutions. Accordingly, we have significant capacity to “sell into” the network we operate and do so at what we believe are attractive incremental gross margins.

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

Our wholesale customers are primarily in-state, national and international telecommunications carriers who rely on us to provide connectivity for broadband and other needs to access their customers over our Alaskan network. The wholesale market is characterized by larger transactions that can create variability in our operating performance. We have a dedicated sales team that sells into this customer segment, and we expect wholesale revenue to grow for the foreseeable future.

Consumer

We also provide broadband, voice and IT services to residential customers, including residential homes and multi-dwelling units. Given that our primary competitor has extensive quad play capabilities (video, voice, wireless and broadband) we target how and where we offer products and services to this customer group in order to maintain our returns. Our focus is to leverage the capabilities of our existing network and sell customers our highest available bandwidth. Our primary competitive advantage is that we offer reliable internet service without data caps, while our competitor, with certain exceptions, charges customers or throttles customers’ speeds for exceeding given levels of data usage. We experienced consistent growth in consumer broadband revenues in 2018. More recently, we expanded product and service offerings to this customer group and have implemented fiber fed wifi and certain fixed wireless technology solutions for providing broadband, all of which have provided a basis for continued growth in this market in 2019.

Regulatory

Regulatory revenue is generated from three primary sources: (i) access charges, which include interstate and intrastate switched access and special access charges, and cellular access; (ii) surcharges billed to the end user (pass-through and non-pass-through); and (iii) federal and state support. We provide voice and broadband origination and termination services to interstate and intrastate carriers. While we are compensated for these services, these revenue streams have been in decline and we expect them to continue to decline, although at a relatively predictable rate. In addition, as regulators have reformed traditional access charges, they have simultaneously implemented new end user surcharges that contribute to our revenue. The following table summarizes our primary sources of regulatory revenue and their contribution to total revenue in 2018 (dollars in thousands).

Source	Description	2018 Revenue	As a % of Regulatory Revenue	As a % of Total Revenue
Access Charges
	Interstate and intrastate switched access are services based primarily on originating and terminating access minutes from other carriers. Special access is primarily access to dedicated circuits sold to wholesale customers, substantially all of which is generated from interstate services. Cellular access is the transport of local network services between switches for cellular companies based on individually negotiated contracts. Access revenue has declined at an average of approximately 9% annually over the past three years.	$4,548	9.0%	2.0%
Total Access Charges		$4,548	9.0%	2.0%

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

		$7,874	15.6%	3.4%

Other	Other non-pass-through surcharges are collected from our customers as authorized by the regulatory body. The amount charged is based on the type of line: single line business, multi-line business, consumer or lifeline. The rates are established based on federal or state orders. These charges are recorded as revenue and do not have a direct associated cost. Rather, they represent a revenue recovery mechanism established by the FCC or the Regulatory Commission of Alaska.	$11,560	22.8%	5.0%
Total Surcharges		$19,434	38.4%	8.4%

Federal and State Support
CAF II	In 2016, the FCC released the CAF Phase II order specific to Alaska Communications which transitioned from CAF Phase I frozen support to CAF Phase II. Funding under the new program generally requires the Company to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, and meet interim milestone build-out obligations. CAF II revenues are expected to be relatively stable through 2026.	$19,694	39.0%	8.5%

COLR and CCL	The Company is designated by the State of Alaska as a COLR in five of the six study areas. In addition to COLR, the Company receives CCL support. We do not receive COLR or CCL funding for the ACS of Anchorage study area. As a COLR we are required to provide services essential for retail and carrier-to-carrier telecommunication throughout the applicable coverage area.	$6,896	13.6%	2.9%

Total Federal and State Support		$26,590	52.6%	11.4%

Total Regulatory Revenue		$50,572		21.8%

Total Revenue		$232,468

Executive Summary

The following summary should be read in conjunction with “Non-GAAP Financial Measures” included in this Managements’ Discussion and Analysis of Financial Condition and Results of Operations.

Operating Revenues

Total revenue of $232.5 million in 2018 increased 2.5% from $226.9 million in 2017. Business and wholesale revenue increased $5.5 million, or 3.9%, in 2018 driven by growth in wholesale broadband, managed IT and equipment sales, partially offset by a $3.7 million decline in rural health care revenue. Consumer and regulatory revenue were relatively unchanged year over year. Total broadband revenue increased $2.4 million, or 1.9%. In the fourth quarter of 2018, the FCC notified the Company that it had approved the Funding Year 2018 cost-based rural rates for its rural health care customers. As of December 31, 2018, USAC had issued funding commitment letters for the majority of the Company’s rural health care customer applications for Funding Year 2018.

Operating Income

Operating income of $24.3 million in 2018 increased $5.0 million, or 25.7%, from $19.3 million in 2017 due to revenue growth and only marginally higher operating expenses. These items are discussed in more detail below.

Adjusted EBITDA

Adjusted EBITDA of $60.2 million in 2018 increased $2.9 million, or 4.9%, from $57.3 million in 2017 due to the revenue growth partially offset by marginally higher operating expenses. See “Non-GAAP Financial Measures” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to Net Income (Loss). As discussed in “Non-GAAP Financial Measures,” the Company does not provide a reconciliation of guidance for Adjusted EBITDA to Net Income (Loss).

Operating Metrics

Business broadband average monthly revenue per user (“ARPU”) of $331.27 in 2018 decreased from $334.36 in 2017 due primarily to price compression in the rural health care program. Business broadband connections of 15,234 at December 31, 2018, decreased marginally from connections of 15,293 at December 31, 2017. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as is a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons, we do not disclose our sales or performance in MRC.

Total consumer broadband connections of 32,793 at December 31, 2018 declined from 33,904 at December 31, 2017. However, connections of 10 Mbps or higher increased to 22,248 at of the end of 2018 compared to 21,816 at the end of 2017 reflecting our focus on offering higher speed connections. Consumer broadband ARPU of $65.41 in 2018 increased from $61.24 in 2017.

The table below provides certain key operating metrics as of, or for, the periods indicated.

	2018	2017

Voice

At December 31:
Business access lines	69,382	71,699
Consumer access lines	25,784	29,262
For the year ended December 31:
ARPU business	$25.38	$23.39
ARPU consumer	$32.76	$29.88

Broadband

At December 31:
Business connections	15,234	15,293
Consumer connections	32,793	33,904
For the year ended December 31:
ARPU business	$331.27	$334.36
ARPU consumer	$65.41	$61.24

Liquidity

We generated cash from operating activities of $56.2 million in 2018 compared with $30.4 million in 2017. This increase reflects improved operating performance, cash receipts from the rural health care program in 2018, cash receipts associated with deferred revenue lease arrangements and higher payments on accounts payable and other current liabilities in 2017.

In 2018 and 2017, we invested a total of $40.2 million and $32.6 million, respectively, in capital, including capitalized interest and net of the settlement of items accrued in previous periods.

Net debt, defined as total debt excluding debt issuance costs, less cash, cash equivalents and restricted cash held for settlement of the 6.25% Convertible Notes due 2018 (the “6.25% Notes”), at December 31, 2018 was $161.2 million compared with $177.2 million at December 31, 2017. The decrease reflects principal payments on the Company’s 2017 Senior Credit Facility and an increase in the cash balance. The 6.25% Notes were repurchased on May 1, 2018.

As described above, on January 15, 2019, we entered into an amended and restated credit facility which provides for a reduction in interest rates, extension of principal payment terms, increased borrowing capacity and resetting and widening of key covenant thresholds.

Other Initiatives

During 2018 we successfully deployed our fixed wireless technology across multiple locations and customer markets, implemented service through the C-Band satellite platform, expanded broadband service to consumer customers in multi-dwelling units, opened markets in Nome and certain remote areas of northern Alaska and deployed software defined networking infrastructure.

We also met our service obligations under the CAF Phase II program through December 31, 2018 by providing the requisite broadband coverage to approximately 9,500 locations on a cumulative basis. Certain of these locations utilize fixed wireless technology.

RESULTS OF OPERATIONS

The following tables summarize our results of operations for the years ended December 31, 2018 and 2017. Revenue information reflects the organization of revenue streams described in “Revenue Sources by Customer Group” above, combining revenue accounted for under ASC 606 and other guidance. All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.

(in thousands)	2018	2017

Business and Wholesale Revenue
Business broadband	$60,934	$61,559
Business voice and other	28,429	26,508
Managed IT services	5,742	4,293
Equipment sales and installations	5,127	4,412
Wholesale broadband	38,362	36,081
Wholesale voice and other	6,000	6,267
Business and Wholesale Revenue	144,594	139,120
Growth in Business and Wholesale Revenue	3.9%
Consumer revenue
Broadband	26,144	25,441
Voice and other	11,158	11,676
Consumer Revenue	37,302	37,117

Total Business, Wholesale, and Consumer Revenue	181,896	176,237
Growth in Business, Wholesale and Consumer Revenue	3.2%
Growth in Broadband Revenue	1.9%

Regulatory Revenue
Access	30,878	30,974
High cost support	19,694	19,694
Total Regulatory Revenue	50,572	50,668

Total Revenue	$232,468	$226,905
Growth in Total Revenue	2.5%

	2018	2017
Operating expenses:
Cost of services and sale (excluding depreciation and amortization)	107,509	104,604
Selling, general and administrative	66,647	66,612
Depreciation and amortization	33,908	36,317
Loss on disposal of assets, net	125	50
Total operating expenses	208,189	207,583

Operating income	24,279	19,322

Other income and (expense):
Interest expense	(13,429)	(14,860)
Loss on extinguishment of debt	-	(7,527)
Interest income	156	34
Other	23	(615)
Total other income and (expense)	(13,250)	(22,968)

Income (loss) before income tax expense	11,029	(3,646)
Income tax expense	(2,041)	(2,584)
Net income (loss)	8,988	(6,230)
Less net loss attributable to noncontrolling interest	(92)	(129)

Net income (loss) attributable to Alaska Communications	$9,080	$(6,101)

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $144.6 million increased $5.5 million, or 3.9%, in 2018 from $139.1 million in 2017. This increase reflects a $2.3 million increase in wholesale broadband revenue reflecting higher rates offset by fewer customers, and a $2.2 million increase in Managed IT services and equipment sales. Voice and other revenue increased $1.7 million. Business voice connections decreased 2,317, or 3.2%, year over year and ARPU of $25.38 increased from $23.39 in 2017. Business broadband revenue declined $0.6 million, or 1.0%, in 2018 due primarily to year-over-year price compression in the rural health care program, partially offset by a $1.4 million cumulative adjustment recorded in the second quarter of 2018 for the effect of the rural health care program funding increase on revenue reported in the third and fourth quarters of 2017. The Company’s rural health care revenue was $17.5 million in 2018, including the $1.4 million adjustment, compared with $21.2 million in 2017. Business ARPU of $331.27 in 2018 compares with $334.36 in 2017 due to rural health care price compression. Business broadband connections decreased marginally year over year. While connections and ARPU serve as data points to support the analysis of period-over-period changes in revenue, they are not critical indicators utilized by the Company to manage the Business and Wholesale customer group.

Consumer

Consumer revenue of $37.3 million increased $0.2 million, or 0.5%, in 2018. Broadband revenue increased $0.7 million due to an increase in ARPU to $65.41 from $61.24, offset by a decrease in connections. Voice and other revenue decreased $0.5 million due to 3,478 fewer connections, partially offset by an increase in ARPU to $32.76 from $29.88 in 2017.

Regulatory

Regulatory revenue of $50.6 million in 2018 was essentially unchanged from $50.7 million in 2017.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales (excluding depreciation and amortization) of $107.5 million increased $2.9 million, or 2.8%, in 2018 from $104.6 million in 2017. A $5.5 million increase in network support costs associated with new customer contracts and a $1.4 million increase in access charges were partially offset by a $3.7 million decrease in labor costs.

Selling, General and Administrative

Selling, general and administrative expenses were $66.6 million in 2018 and 2017. Results in 2018 and 2017 included charges of $0.8 million and $2.7 million, respectively, to the allowance for doubtful accounts associated with rural health care customers. This $1.9 million decrease was offset by marginal year over year increases in outside services and labor costs.

Depreciation and Amortization

Depreciation and amortization expense of $33.9 million decreased $2.4 million, or 6.6%, in 2018 from $36.3 million in 2017. This decrease was due primarily to certain assets reaching the end of their depreciable life.

Other Income and Expense

Interest expense of $13.4 million in 2018 declined from $14.9 million in 2017 due primarily to lower average borrowing levels. The $7.5 million loss on extinguishment of debt in 2017 included $5.2 million associated with settlement of the Tender Offer on the Company’s 6.25% Notes in the second quarter and $2.3 million associated with the settlement of the 2015 Senior Credit Facilities in the first quarter.

Income Taxes

Income tax expense in 2018 of $2.0 million reflects a $0.7 million benefit associated with the Tax Cuts and Jobs Act and a $0.6 million credit associated with the effect of adjustments to the budget sequestration rate on the Alternative Minimum Tax. Excluding these two items, the income tax provision was $3.3 million and the effective tax rate was 30.0%. Income tax expense of $2.6 million in 2017 consisted of a Federal tax benefit of $1.3 million at the statutory rate of 35.0% and a state tax benefit, net of the Federal benefit, of $0.2 million, or 6.1%. The income tax provision also reflected expense $3.9 million associated with the impact of enacted rate changes on existing net deferred tax assets. Excluding discrete items, the Company’s effective tax rate was approximately 36% in 2017.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of our joint venture with Quintillion Holdings, LLC was $92 thousand and $129 thousand in 2018 and 2017, respectively.

Net Income (Loss) Attributable to Alaska Communications

Net income attributable to Alaska Communications of $9.1 million in 2018 compares with a net loss of $6.1 million in 2017. The year over year results reflect the revenue and expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures and scheduled debt service under our 2017 Senior Credit Facility in 2017 through internally generated funds, selected draws on our revolving credit facility (all which were repaid in 2018) and cash on hand. At December 31, 2018, we had $13.4 million in cash and cash equivalents and a $15.0 million undrawn revolving credit facility.

On January 15, 2019, we completed a refinancing transaction. See the discussion under “Liquidity and Capital Resources” below.

A summary of significant sources and use of funds for the years ended December 31, 2018 and 2017 is as follows:

(in thousands)	2018	2017
Net cash provided by operating activities	$56,195	$30,406
Capital expenditures	$(37,957)	$(32,945)
Capitalized interest	$(2,001)	$(1,140)
Change in unsettled capital expenditures	$(227)	$1,500
Proceeds on sale of assets	$1	$40
Repayments of long-term debt	$(31,030)	$(176,466)
Proceeds from the issuance of long-term debt	$14,000	$183,000
Debt issuance costs	$-	$(5,559)
Cash paid for debt extinguishment	$-	$(5,522)
Interest paid (1)	$14,254	$14,504
Income taxes paid (refunded), net (1)	$3	$(946)

(1)	Included in net cash provided by operating activities.

Cash Flows from Operating Activities

Cash provided by operating activities of $56.2 million in 2018 compares with $30.4 million in 2017. The year over year increase was primarily due to cash receipts from the rural health care program in 2018, improved operating performance and higher payments on accounts payable and other current liabilities in 2017.

Cash provided by operating activities of $56.2 million in 2018 reflects net income excluding non-cash items (defined as cash provided by operating activities excluding changes in operating assets and liabilities) of $46.3 million, cash receipts from the rural health care program of $16.5 million (approximately $10.0 million of which was recorded as revenue in 2017) and $10.4 million of cash receipts associated with deferred revenue lease arrangements. These items were partially offset by a $7.0 million net increase in accounts receivable and other assets and liabilities.

Cash provided by operating activities of $30.4 million in 2017 reflects net income excluding non-cash items of $36.7 million and a net $6.3 million increase in other assets and liabilities. The increase in other assets and liabilities reflects a $12.5 million increase in accounts receivable largely due to the timing of receipts from certain rural health care customers, partially offset by a net $6.2 million decrease in other items.

Interest payments, net of cash interest income and including capitalized interest, were $14.3 million and $14.5 million in 2018 and 2017, respectively. Through an interest rate swap entered into on June 14, 2017, interest on approximately 50% of the term loan components of our 2017 Senior Credit Facility at December 31, 2017 was substantially fixed at an annual rate of 6.494% for the period December 2017 through June 2019.

Cash Flows from Investing Activities

Cash used by investing activities of $40.2 million in 2018 consisted of expenditures on capital (capital expenditures including capitalized interest and net of the change in unsettled capital expenditures) totaling $40.2 million. Of $38.0 million incurred in 2018, $19.9 million was success based versus maintenance.

Cash used by investing activities of $32.5 million in 2017 consisted primarily of expenditures on capital totaling $32.6 million. Of $32.9 million incurred in 2017, $22.6 million was success based versus maintenance.

Our networks require the timely maintenance of plant and infrastructure. Future capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, and our decision to pursue specific acquisition and investment opportunities. We intend to fund future capital expenditures with cash on hand, net cash generated from operations and selected borrowings.

Cash Flows from Financing Activities

Cash used by financing activities was $17.2 million in 2018. Repayments of long-term debt of $31.0 million included scheduled principal payments on the term loan components of our 2017 Senior Credit Facility of $6.6 million, repayment of draws totaling $14.0 million on the revolving credit facility and repurchase of the 6.25% Notes of $10.0 million. Proceeds from the issuance of long-term debt of $14.0 million consisted of draws on the revolving credit facility.

Cash used by financing activities was $4.8 million in 2017. Repayments of long-term debt of $176.5 million included repayment of the outstanding principal of the 2015 Senior Credit Facilities of $86.8 million, settlement of the tender offer on the Company’s 6.25% Notes in the principal amount of $84.0 million, a scheduled principal payment of $1.7 million on the term loan components of our 2017 Senior Credit Facility and repayment of a $3.0 million draw on the revolving credit facility. Proceeds from the issuance of long-term debt of $183.0 million consisted of gross proceeds of $180.0 million from the issuance of the 2017 Senior Credit Facility and a $3.0 million draw on the revolving credit facility. Payment of debt issuance costs and discounts of $5.6 million were associated with the issuance of the 2017 Senior Credit Facility. Cash paid for debt extinguishment of $5.5 million was associated with settlement of the 2015 Senior Credit Facilities and the tender offer on the 6.25% Notes.

Liquidity and Capital Resources

Consistent with our history, our current and long-term liquidity could be impacted by a number of challenges, including, but not limited to: (i) potential future reductions in our revenues resulting from governmental and public policy changes, including regulatory actions affecting inter-carrier compensation, changes in revenue from Universal Service Funds, and the significant delay in the Rural Health Care Program funding receipts ; (ii) servicing our debt and funding principal payments; (iii) the funding of other obligations, including our pension plans and lease commitments; (iv) competitive pressures in the markets we serve; (v) the capital intensive nature of our industry; (vi) our ability to respond to and fund the rapid technological changes inherent to our industry, including new products; and (vii) our ability to obtain adequate financing to support our business and pursue growth opportunities.

We are responding to these challenges by (i) driving top line growth in broadband service revenues with a focus on business and wholesale customers; (ii) managing our cost structure to deliver consistent Adjusted EBITDA and Adjusted Free Cash flow performance; and (iii) holding our base capital spending to approximately $35 to $40 million annually.

As of December 31, 2018, total long-term obligations outstanding, including current portion, were $174.5 million, consisting of $171.7 million in term loans under our 2017 Senior Credit Facility and $2.8 million in capital lease and other obligations. As of December 31, 2018, we had $13.4 million in cash and access to the full amount of the $15.0 million revolving credit facility under our 2017 Senior Credit Facility.

As described in more detail below, on January 15, 2019, we entered into an amended and restated credit facility which provides for a reduction in interest rates, extension of principal payment terms, increased borrowing capacity and resetting and widening of key covenant thresholds.

We believe that we will have sufficient cash on hand, cash provided by operations and available borrowing capacity under our 2019 Senior Credit Facility to service our debt, and fund our operations, capital expenditures and other obligations over the next twelve months. However, our ability to make such an assessment is dependent upon our future financial performance, which is subject to future economic conditions and to financial, business, regulatory, competitive entry and many other factors, many of which are beyond our control and could impact us during the time period of this assessment.

2017 Senior Credit Facility

As described below, proceeds from the 2019 Senior Credit Facility were utilized, in part, to repay the outstanding principal plus accrued and unpaid interest, associated with the 2017 Senior Credit Facility, which was terminated on January 15, 2019.

As required under the terms of the 2017 Senior Credit Facility, the Company was in compliance with all covenants as of September 30, 2018. Covenant compliance and reporting under the 2017 Senior Credit Facility was not required as of December 31, 2018, as it was terminated on January 15, 2019.

2019 Senior Credit Facility

On January 15, 2019, we entered into the 2019 Senior Credit Facility, consisting of an Initial Term A Facility in the amount of $180 million, a Revolving Facility in an amount not to exceed $20 million and a Delayed-Draw Term A Facility in an amount not to exceed $25 million. The 2019 Senior Credit Facility also provides for Incremental Term A Loans up to an aggregate principal amount of the greater of $60 million and trailing twelve month EBITDA, as defined. On January 15, 2019, proceeds from the Initial Term A Facility of $180 million were used to repay in full the outstanding principal balance of the Term A-1 Facility and Term A-2 Facility under the Company’s 2017 Senior Credit Facility totaling $171.8 million, plus accrued and unpaid interest, pay fees and expenses associated with the Agreement and for general corporate purposes.

Principal payments on the Initial Term A Facility, Delayed-Draw A Facility and any amounts outstanding under the Incremental Term A Loans are due commencing in the third quarter of 2019 as follows: the third quarter of 2019 through the second quarter of 2020 – 0.625% per quarter; the third quarter of 2020 through the second quarter of 2022 – 1.25% per quarter; the third quarter of 2022 through the second quarter of 2023 – 1.875% per quarter; and the third quarter of 2023 through the fourth quarter of 2023 – 2.5% per quarter. The remaining outstanding principal balance, including any amounts outstanding under the Revolving Facility, is due on January 15, 2024.

The obligations under the 2019 Senior Credit Facility are secured by substantially all of the personal property and real property of the Company, subject to certain agreed exceptions. The 2019 Senior Credit Facility provides for events of default customary for credit facilities of this type, including non-payment defaults on other debt, misrepresentation, breach of covenants, representations and warranties, change of control, and insolvency and bankruptcy. The 2019 Senior Credit Facility contains customary representations, warranties and covenants, including covenants limiting the incurrence of debt, the payment of dividends and repurchase of the Company’s common stock.

Financial covenants as defined in the Agreement are summarized below. Calculation and reporting of covenants is required effective March 31, 2019.

Maximum Net Total Leverage Ratio: The ratio of our (a) total debt, less unrestricted cash and cash equivalents held in pledged accounts, less cash drawn under the Delayed-Draw Term A Facility held for specified capital projects to (b) Consolidated EBITDA (as defined more specifically below) for the consecutive four fiscal quarters ending as of the calculation date. The maximum allowable net total leverage ratio is provided in the table below.

Period	Ratio

January 15, 2019 through March 30, 2020	3.50	to	1.00
March 31, 2020 through September 29, 2020	3.35	to	1.00
September 30, 2020 through June 29, 2021	3.25	to	1.00
June 30, 2021 through June 29, 2022	3.00	to	1.00
June 30, 2022 and thereafter	2.50	to	1.00

Fixed Charge Coverage Ratio: The ratio of our (a) Consolidated EBITDA for the applicable period (as defined below) to (b) (i) the sum of, for the same period, consolidated interest expense, capital expenditures (with certain exceptions), long term indebtedness (with certain exceptions) required to be paid, capital lease obligations required to be paid, restricted payments, cash payments for income taxes, (ii) minus, for the same period, specified capital expenditures. The applicable periods for purposes of calculating this ratio are the fiscal quarter ending March 31, 2019; the two consecutive fiscal quarters ending June 30, 2019; the three consecutive fiscal quarters ending September 30, 2019; and the four consecutive fiscal quarters ending December 31, 2019 and thereafter. The minimum fixed charge coverage ratio is 1.10 to 1.00.

The Company was in compliance with all covenants under the 2019 Senior Credit Facility on a pro-forma basis at January 15, 2019.

Consolidated EBITDA, as defined in the 2019 Senior Credit Facility, means consolidated net income attributable to Alaska Communications, plus (to the extent deducted in calculating net income) the sum of:

●	cash and non-cash interest expense;
●	depreciation and amortization expense;
●	income taxes;
●	other non-cash charges and expenses, including equity-based compensation expense;
●	the write down or write off on any assets, other than accounts receivable;
●	subject to limitation, fees, premiums, penalty payments and out-of-pocket transaction costs incurred in connection with the 2019 refinancing transactions;
●	non-cash cost of goods sold associated with certain projects;
●	subject to limitation, unusual, non-recurring losses, charges and expenses;
●	one-time costs associated with permitted acquisitions;
●	cost savings from synergies in connection with permitted acquisitions or dispositions;
●	certain costs required to be expensed in connection permitted acquisitions; and
●	investment losses of unconsolidated entities.

minus (to the extent included in calculating net income) the sum of:

●	unusual, non-recurring gains on permitted sales or dispositions of assets and casualty events;
●	cash and non-cash interest income;
●	other unusual nonrecurring items;
●	the write up of any asset;
●	patronage refunds or similar distributions from any lender;
●	deferred revenue associated with certain projects; and
●	investment income of unconsolidated entities.

Consolidated EBITDA as defined in the 2019 Senior Credit Facility is not a GAAP measure and is not consistent with Adjusted EBITDA presented elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Initial Term A Facility, Revolving Facility, Delayed-Draw Facility and Incremental Term A Loans bear interest at LIBOR plus 4.5% per annum.

As required under the terms of the 2019 Senior Credit Facility and as a component of its cash flow hedging strategy, the Company has entered into an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings under the 2019 Senior Credit Facility of $90.0 million through June 28, 2019 and will obtain another hedging instrument to be effective subsequent to that date.

All terms are defined in the Agreement. See the “First Amended and Restated Credit Agreement, dated as of January 15, 2019, by and among Alaska Communications, as the borrower, the Company and certain of its direct and indirect subsidiaries, as guarantors, ING Capital LLC, as administrative agent, and the lenders party thereto,” filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 22, 2019 and Note 21 “Subsequent Events” in the Notes to Consolidated Financial Statements, which are incorporated herein by reference, for additional information.

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

On March 15, 2018, USAC announced that demand for rural health care support had exceeded the program’s annual cap in Funding Year 2017 (which began July 1, 2017 and ended on June 30, 2018) and that successful applicants would receive 84.4% of the funding for which they would otherwise be eligible. The budget constraints announced in the first quarter prompted USAC, which administers the program, to engage in substantially more rigorous reviews of rural health care support, raising compliance costs and delaying issuance of support payments. In connection with that review, the Company received certain inquiries and requests for information from USAC and from the FCC Enforcement Bureau. In the first quarter of 2018, the Company’s rural health care customers received notice from USAC regarding deficiencies in the rates stated in their applications. The rates were subsequently revised and, in July 2018, the FCC notified the Company that it had approved the Funding Year 2017 cost-based rural rates for certain of its customers and that amendment of those customer’s applications was in process. In June 2018, the FCC announced an increase in the annual program funding cap to $571 million from the prior cap of $400 million effective for Funding Year 2017. This FCC order also provides for an annual adjustment to the funding cap to reflect inflation and the establishment of a process to carry forward unused funds from past funding years for use in future funding years. During the third quarter of 2018, substantially all customer applications for Funding Year 2017 were either approved or denied by USAC. Resolution of the applications for Funding Year 2017 did not have a material effect on revenue recognized through June 30, 2018. On November 15, 2018, the FCC notified the Company that it had approved the Funding Year 2018 (which began on July 1, 2018 and ends on June 30, 2019) cost-based rural rates for its customers. As of December 31, 2018, USAC had issued funding commitment letters for the majority of the Company’s customers’ applications for Funding Year 2018.

We recorded revenue from the rural health care program of $17.5 million in the year ended December 31, 2018, which included $1.4 million to record the effect of the funding increase on revenue reported in the third and fourth quarters of 2017, and reflects the negative effect of price compression.

Our accounts receivable balance for rural health care customers, net of amounts reserved, was $8.1 million at December 31, 2018 and $8.6 million at December 31, 2017. The Company received cash payments totaling $16.5 million in the third and fourth quarters of 2018 associated with Funding Years 2017 and 2018. The recent approval of our 2018 rural health care rates and funding commitment letters on customers’ applications reduces the uncertainty of the timing of cash payments from USAC for Funding Year 2018 and the potential adverse effect on our financial position and liquidity. However, as a business matter, we intend to continue factoring any remaining uncertainty into our future planning.

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

We believe that we will have sufficient cash on hand, cash provided by operations and availability under our 2019 Senior Credit Facility to service our debt and fund our operations, capital expenditures and other obligations over the next twelve months. However, our ability to make such an assessment is dependent upon our future financial performance, which is subject to future economic conditions and to financial, business, regulatory, competitive entry and many other factors, many of which are beyond our control and could impact us during the time period of this assessment. See Item 1A. Risk Factors in our Annual Report on Form 10-K for further information regarding these risks.

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

Adjusted EBITDA is defined as net income (loss) before interest expense and income, loss on extinguishment of debt, depreciation and amortization, other income and expense, gain or loss on asset purchases or disposals, provision for income taxes, stock-based compensation, and net loss attributable to noncontrolling interest.

Management considers Adjusted Free Cash Flow a non-GAAP liquidity measure and is defined as Adjusted EBITDA, less recurring operating cash requirements which include capital expenditures, less cash income taxes refunded or paid, cash interest paid, amortization of GCI capacity revenue and cash receipts and payments, deferred costs and amortized revenue and expense associated with certain prefunded special projects as defined in the 2019 Senior Credit Facility. Amortization of deferred revenue associated with our interconnection agreement with GCI is excluded from Adjusted Free Cash Flow because no cash was received by the Company in connection with this agreement. Amortization of all other deferred revenue, including that associated with other IRU capacity arrangements, is included in Adjusted Free Cash Flow because cash was received by the Company, typically at contract inception, and is being recognized as revenue over the term of the relevant agreement. Items associated with certain prefunded special projects as defined in the 2019 Senior Credit Facility are excluded from Adjusted Free Cash Flow primarily due to the magnitude and timing of the cash receipts relative to the subsequent recognition of revenue and expense.

Amortization of deferred revenue included in our operating revenues for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017

GCI capacity revenue	$2,071	$2,072

Other deferred capacity revenue	2,027	1,440

Total deferred capacity revenue	4,098	3,512

Other deferred revenue	3,309	3,066

Total	$7,407	$6,578

The Company does not provide reconciliations of guidance for Adjusted EBITDA to Net Income, and Adjusted Free Cash Flow to Net Cash Provided by Operating Activities, in reliance on the unreasonable efforts exception provided under Item 10(e)(1)(i)(B) of Regulation S-K. The Company does not forecast certain items required to develop the comparable GAAP financial measures. These items are realized and unrealized gains and losses on effective and ineffective hedges, charges and benefits for uncollectible accounts, certain other non-cash expenses, unusual items typically excluded from Adjusted EBITDA and Adjusted Free Cash Flow, and changes in operating assets and liabilities (generally the most significant of these items, representing cash inflows of $9.9 million and cash outflows of $6.3 million in the years ended December 31, 2018 and 2017, respectively.

Adjusted EBITDA and Adjusted Free Cash Flow are not GAAP measures and should not be considered a substitute for Net Income, Net Cash Provided by Operating Activities, or Net Cash Provided or Used. Adjusted EBITDA as computed below is not consistent with the definition of Consolidated EBITDA referenced in our 2017 Senior Credit Facility and 2019 Senior Credit Facility, and other companies may not calculate Non-GAAP measures in the same manner we do.

The following tables provide the computation of Adjusted EBITDA and reconciliation to Net Income (Loss), and the computation of Adjusted Free Cash Flow and reconciliation to Net Cash Provided by Operating Activities for the years ended December 31, 2018 and 2017:

Adjusted EBITDA
	2018	2017

Net income (loss)	$8,988	$(6,230)
Add (subtract):
Interest expense	13,429	14,860
Loss on extinguishment of debt	-	7,527
Interest income	(156)	(34)
Depreciation and amortization	33,908	36,317
Other (income) expense, net	(23)	615
Loss on the disposal of assets, net	125	50
Income tax expense	2,041	2,584
Stock-based compensation	1,757	1,509
Net loss attributable to noncontrolling interest	92	129
Adjusted EBITDA	$60,161	$57,327

Reconciliation of Net Cash Provided by Operating Activities to Adjusted
Free Cash Flow and Computation of Adjusted Free Cash Flow
	2018	2017

Net cash provided by operating activities	$56,195	$30,406
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow:
Capital expenditures	(37,957)	(32,945)
Milestone payments received for special projects	1,850	-
Deferred cost of sales for special projects	(500)	-
Amortization of deferred capacity revenue	4,098	3,512
Amortization of GCI capacity revenue	(2,071)	(2,072)
Amortization of debt issuance costs and debt discount	(1,353)	(2,363)
Interest expense	13,429	14,860
Interest paid	(14,254)	(14,504)
Interest income	(156)	(34)
Income taxes receivable	729	8,052
Income taxes (paid) refunded, net	(3)	946
Charge for uncollectible accounts	(2,745)	(3,577)
Other (income) expense, net	(23)	615
Net loss attributable to noncontrolling interest	92	129
Other non-cash expense, net	(225)	(575)
Changes in operating assets and liabilities	(9,880)	6,302
Adjusted free cash flow	$7,226	$8,752

Adjusted EBITDA	$60,161	$57,327
Less:
Capital expenditures	(37,957)	(32,945)
Amortization of GCI capacity revenue	(2,071)	(2,072)
Income taxes (paid) refunded, net	(3)	946
Interest paid	(14,254)	(14,504)
	5,876	8,752
Impact of special projects:
Milestone payments received for special projects	1,850	-
Deferred cost of sales for special projects	(500)	-

Adjusted free cash flow	$7,226	$8,752

OUTLOOK

Operating Results, Liquidity and Capital Resources

We expect to see continued strength in business and wholesale revenues, led by broadband revenue and managed IT services, focused on the larger enterprise and carrier customer segments. These revenue increases are driven by continued demand for broadband as businesses migrate their IT infrastructure to the cloud, deployment of small cell networks, expansion into managed IT services, investments by Federal agencies in long haul broadband infrastructure and continued progress in serving new school districts. We expect the rural health care segment to begin to stabilize in 2019 as a result of program funding increases announced by the FCC in 2018. However, the pricing methodology for funding year 2019 and beyond is uncertain. We expect to see solid performance from our carrier and federal customers as well as opportunities in markets enabled by the North Slope networks. Driven by our network investments in fiber fed wifi and fixed wireless, we expect to become more competitive serving small business and residential customers, while we focus on improving profitability by enhancing our online and self-serve capabilities. Growth in these areas is expected to be somewhat offset by continued pressure in the rural health care program.

Additionally, we are focused on continued implementation of the CAF II program and expect to meet our obligations for 2019 by providing broadband coverage to an additional 10%, or approximately 3,200, of our target locations by the end of the year.

We also expect continued attention by our Board of Directors on the evaluation of value creating strategic opportunities that address our scale and geographic concentration issues.

ADDITIONAL INFORMATION

Off-Balance Sheet Arrangements

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support and we do not engage in leasing, hedging, research and development services or other relationships that expose us to any material liabilities that are not reflected on our balance sheet or for which we are contractually obligated.

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

The Company enters into contracts with its rural health care customers and is subject to various regulatory requirements associated with the provision of these services. Revenues associated with rural health care customers are recognized based on the amount the Company expects to collect as evidenced in its contract with the customer and the Company’s and customer’s agreement with the FCC as the relevant service is provided.

Deferred revenue capacity liabilities are established for indefeasible rights of use on the Company’s network provided to third parties and are typically accounted for as operating leases. A deferred revenue liability is established at fair value and amortized to revenue on a straight-line basis over the contractual life of the relevant contract.

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

Recently Issued Accounting Pronouncements

See Note 1 “Description of Company and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a description of recently adopted accounting pronouncements and recently issued pronouncements not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information called for by this Item.

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

b.	Management’s Annual Report on Internal Control over Financial Reporting.

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

Based on our evaluation using the Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, and its report is included in “Item 8, Financial Statements and Supplementary Data” of the Annual Report on Form 10-K.

c.	Changes in Internal Control over Financial Reporting.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the fourth quarter of 2018 and have concluded that there were no changes to our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated into this Form 10-K by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information on compensation of our directors and executive officers is incorporated into this Form 10-K by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (2) (excluding securities reflected in column (a))
Equity Compensation Plans	(a)	(b)	(c)

Approved by security holders:
Restricted stock	3,743,421	$-	2,370,375

(1)	Outstanding rights consist of stock units without any exercise price.
(2)

As of December 31, 2018, the number of shares remaining for issuance under equity compensation plans included 2,029,932 shares under the 2011 Plan and 340,443 under the Company’s 2012 Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to such contractual relationships is incorporated into this Form 10-K by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

Information on our audit committee’s pre-approval policy for audit services and information on our principal accounting fees and services is incorporated into this Form 10-K by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders.

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

Exhibit 2.1 to Form 8-K (filed October 2, 2012)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Exhibit 3.1 to Form S-1/A File No. 333-888753 (filed November 17,1999)

3.2	Amended and Restated By-Laws of Alaska Communications Systems Group, Inc.	Exhibit 3.2 to Form 8-K/A (filed January 25, 2019)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Alaska Communications Systems Group, Inc.	Exhibit 3.1 to Form 8-K (filed January 9, 2018)

4.1	Specimen of Common Stock Certificate.	Exhibit 4.1 to Form S-1/A File No. 333-888753 (filed November 17, 1999)

4.2

Indenture, dated as of May 10, 2011, by and among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, with respect to 6.25% Convertible Notes due 2018.

Exhibit 4.1 to Form 8-K (filed May 11, 2011)

4.3	Section 382 Tax Benefits Preservation Plan, dated as of January 8, 2018 by and between Alaska Communications Systems Group, Inc. and Computershare Trust Company, N.A., as Rights Agent.	Exhibit 4.1 to Form 8-K (filed January 9, 2018)

10.1*	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit 10.8 to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.2*	Form of Restricted Stock Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan.	Exhibit 10.1 to Form 10-Q (filed August 3, 2007)

10.3*	Form of Performance Share Unit Agreement.	Exhibit 99.1 to Form 8-K/A (filed June 12, 2008)

10.4*	Form of Performance Cash Award Agreement	Exhibit 99.1 to Form 8-K (filed September 13, 2018)

10.5*	Form of Time-Based Cash Award Agreement	Exhibit 99.2 to Form 8-K (filed September 13, 2018)

10.6*	Amendment to Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit 10.5 to Form 10-K (filed March 9, 2010)

10.7*	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit 10.9 to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.8*	Amendment to Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit 10.7 to Form 10-K (filed March 9, 2010)

10.9*	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit 10.10 to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.10*	Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan.	Appendix A to Schedule 14A (filed April 25, 2012)

10.11*	Amendment to Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit 10.9 to Form 10-K (filed March 9, 2010)

10.12	Collective Bargaining Agreement, effective January 1, 2018, between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union No. 1547.	Exhibit 10.1 to Form 8-K (filed March 5, 2018)

10.13	Confirmations of Convertible Bond Hedges by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.2 to Form 8-K (filed April 14, 2008)

10.14	Confirmations of Warrant Transactions by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.3 to Form 8-K (filed April 14, 2008)

10.15

First Amended and Restated Credit Agreement, dated as of January 15, 2019, by and among Alaska Communications, as the borrower, the Company and certain of its direct and indirect subsidiaries, as guarantors, ING Capital LLC, as administrative agent, and the lenders party thereto (portions redacted as marked pursuant to a confidential treatment request made with the Securities and Exchange Commission).

Exhibit 10.1 to Form 8-K (filed January 22, 2019)

10.16	Purchase Agreement, dated May 4, 2011, by and among the Company, the Guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers name therein.	Exhibit 10.1 to Form 8-K (filed May 11, 2011)

10.17*	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan Restricted Stock Unit Agreement.	Exhibit 10.1 to Form 8-K (filed July 8, 2011)

10.18*	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan Performance Stock Unit Agreement.	Exhibit 10.2 to Form 8-K (filed July 8, 2011)

10.19*	Alaska Communications Systems Group, Inc. Post-Employment Stock Incentive Award Vesting Policy.	Exhibit 10.3 to Form 8-K (filed July 8, 2011)

10.20*	Employment Arrangement between the Company and Leonard Steinberg.	Exhibit 10.1 to Form 8-K (filed January 26, 2012)

10.21*	2012 and 2013 Compensation Letter From Alaska Communications Systems Group, Inc. to Leonard Steinberg dated February 12, 2013.	Exhibit 10.31 to Form 10-K (filed March 1, 2013)

10.22*	The Alaska Communications Systems Group, Inc. Amended and Restated 2011 Incentive Award Plan.	Exhibit 99.1 to Form S-8 File No. 333-226124 (Filed July 11, 2018)

10.23

The Second Amendment Agreement, dated December 23, 2014, to Credit Agreement, dated as of October 21, 2010 (as amended by the First Amendment Agreement to Credit Agreement, dated as of November 1, 2012) dated February 6, 2015.

Exhibit 10.2 to Form 8-K (filed March 5, 2015)

10.24	Purchase and Sale Agreement, dated December 4, 2014, by and between ACS, GCI, ACS Wireless, GCI Wireless, and AWN.	Exhibit 10.1 to Form 8-K (filed March 5, 2015)

10.25*	Employment Agreement between Alaska Communications Systems Group, Inc. and Anand Vadapalli entered into on August 5, 2015.	Exhibit 10.1 to Form 8-K (filed August 7, 2015)

10.26*	Employment Arrangement between Alaska Communications Systems Group, Inc. and Laurie Butcher.	Exhibit 10.1 to Form 8-K (filed November 29, 2018)

10.27*	The Alaska Communications Systems Group, Inc. 2016 Officer Severance Policy.	Exhibit 10.2 to Form 8-K (filed November 29, 2018)

10.28

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

Exhibit 10.1 to Form 8-K (filed March 15, 2017)

10.31*	Compensation Letter from Alaska Communications Systems Group, Inc. to Randy Ritter dated April 3, 2017.	Exhibit 10.1 to Form 8-K (filed April 17, 2017)

10.32*	Compensation Letter from Alaska Communications Systems Group, Inc. to William Bishop dated April 3, 2017.	Exhibit 10.2 to Form 8-K (filed April 17, 2017)

10.33*	First Amendment to Employment Agreement between Anand Vadapalli and Alaska Communications Systems Group, Inc. entered into on August 5, 2015.	Exhibit 10.1 to Form 8-K (filed October 6, 2017)

10.34	Second Amendment to Employment Agreement between Anand Vadapalli and Alaska Communications Systems Group, Inc. entered into on August 5, 2015.	Exhibit 10.1 to Form 8-K (filed May 14, 2018)

10.35*	Form of Director’s and Officer’s Indemnification Agreement	Exhibit 10.1 to Form 8-K (filed December 22, 2017)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Moss Adams LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.	Filed herewith

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date: March 8, 2019     Alaska Communications Systems Group, Inc.

By:	/s/ Anand Vadapalli Anand Vadapalli President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anand Vadapalli Anand Vadapalli	President and Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2019

/s/ Laurie Butcher Laurie Butcher	Senior Vice President of Finance (Principal Financial and Accounting Officer)	March 8, 2019

/s/ Edward J. Hayes, Jr. Edward J. Hayes, Jr.	Chairman of the Board of Directors	March 8, 2019

/s/ Margaret L. Brown Margaret L. Brown	Director	March 8, 2019

/s/ David W. Karp David W. Karp	Director	March 8, 2019

/s/ Peter D. Ley Peter D. Ley	Director	March 8, 2019

/s/ Wayne Barr Wayne Barr	Director	March 8, 2019

/s/ Brian A. Ross Brian A. Ross	Director	March 8, 2019

/s/ Robert M. Pons Robert M. Pons	Director	March 8, 2019

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Alaska Communications Systems Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alaska Communications Systems Group, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers in 2018.

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

March 8, 2019

We have served as the Company’s auditor since 2016.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Alaska Communications Systems Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Alaska Communications Systems Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 8, 2019, expressed an unqualified opinion on those consolidated financial statements (and included an explanatory paragraph relating to the Company’s change in method of accounting for revenue from contracts with customers in 2018).

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

/s/ Moss Adams LLP

Spokane, Washington

March 8, 2019

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

	2018	2017
Assets
Current assets:
Cash and cash equivalents	$13,351	$4,354
Restricted cash	1,634	11,814
Short-term investments	134	-
Accounts receivable, net	31,472	32,535
Materials and supplies	6,737	7,046
Prepayments and other current assets	12,169	6,115
Total current assets	65,497	61,864

Property, plant and equipment	1,390,622	1,357,929
Less: accumulated depreciation and amortization	(1,017,442)	(991,816)
Property, plant and equipment, net	373,180	366,113

Deferred income taxes	498	3,394
Other assets	16,010	11,415
Total assets	$455,185	$442,786

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term obligations	$2,289	$17,030
Accounts payable, accrued and other current liabilities	40,957	36,148
Advance billings and customer deposits	4,024	4,213
Total current liabilities	47,270	57,391

Long-term obligations, net of current portion	168,023	168,959
Deferred income taxes	2,315	596
Other long-term liabilities, net of current portion	67,827	61,330
Total liabilities	285,435	288,276
Commitments and contingencies
Alaska Communications stockholders' equity:
Common stock, $0.01 par value; 145,000 authorized; 53,268 and 52,526 issued and outstanding at December 31, 2018 and 2017, respectively	533	525
Additional paid in capital	160,514	158,969
Retained earnings (accumulated deficit)	10,439	(3,579)
Accumulated other comprehensive loss	(2,675)	(2,396)
Total Alaska Communications stockholders' equity	168,811	153,519
Noncontrolling interest	939	991
Total stockholders' equity	169,750	154,510
Total liabilities and stockholders' equity	$455,185	$442,786

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

	2018	2017

Operating revenues	$232,468	$226,905

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	107,509	104,604
Selling, general and administrative	66,647	66,612
Depreciation and amortization	33,908	36,317
Loss on disposal of assets, net	125	50
Total operating expenses	208,189	207,583

Operating income	24,279	19,322

Other income and (expense):
Interest expense	(13,429)	(14,860)
Loss on extinguishment of debt	-	(7,527)
Interest income	156	34
Other	23	(615)
Total other income and (expense)	(13,250)	(22,968)

Income (loss) before income tax expense	11,029	(3,646)

Income tax expense	(2,041)	(2,584)

Net income (loss)	8,988	(6,230)

Less net loss attributable to noncontrolling interest	(92)	(129)

Net income (loss) attributable to Alaska Communications	9,080	(6,101)

Other comprehensive (loss) income:
Minimum pension liability adjustment	(557)	404
Income tax effect	158	(167)
Amortization of defined benefit plan loss	225	615
Income tax effect	(64)	(252)
Interest rate swap marked to fair value	387	471
Income tax effect	(112)	(193)
Reclassification of (gain) loss on interest rate swaps	(444)	104
Income tax effect	128	(43)
Total other comprehensive (loss) income	(279)	939

Total comprehensive income (loss) attributable to Alaska Communications	8,801	(5,162)

Net loss attributable to noncontrolling interest	(92)	(129)
Total other comprehensive income attributable to noncontrolling interest	-	-
Total comprehensive loss attributable to noncontrolling interest	(92)	(129)

Total comprehensive income (loss)	$8,709	$(5,291)

Net income (loss) per share attributable to Alaska Communications:
Basic	$0.17	$(0.12)
Diluted	$0.17	$(0.12)
Weighted average shares outstanding:
Basic	53,042	52,232
Diluted	53,840	52,232

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

	Alaska Communications Stockholders' Equity
				Retained	Accumulated
				Earnings	Other
		Common	Additional Paid	(Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Stock	in Capital	Deficit)	Loss	Interest	Equity

Balance at December 31, 2016	51,477	$515	$159,474	$752	$(2,910)	$1,045	$158,876

Total comprehensive (loss) income	-	-	-	(6,101)	939	(129)	(5,291)

Cumulative effect of new accounting principles adopted	-	-	(1,278)	1,345	-	-	67

Reclassification of certain deferred income tax effects	-	-	-	425	(425)	-	-

Stock compensation	-	-	1,509	-	-	-	1,509

Extinguishment of convertible note options	-	-	(360)	-	-	-	(360)

Surrender of shares to cover minimum withholding taxes on stock-based compensation	-	-	(605)	-	-	-	(605)

Issuance of common stock, pursuant to stock plans, $.01 par	1,049	10	229	-	-	-	239

Contributions from noncontrolling interest	-	-	-	-	-	75	75

Balance at December 31, 2017	52,526	525	158,969	(3,579)	(2,396)	991	154,510

Total comprehensive income (loss)	-	-	-	9,080	(279)	(92)	8,709

Cumulative effect of new accounting principles adopted	-	-	-	4,938	-	-	4,938

Stock compensation	-	-	1,757	-	-	-	1,757

Surrender of shares to cover minimum withholding taxes on stock-based compensation	-	-	(415)	-	-	-	(415)

Issuance of common stock, pursuant to stock plans, $.01 par	742	8	203	-	-	-	211

Contributions from noncontrolling interest	-	-	-	-	-	40	40

Balance at December 31, 2018	53,268	$533	$160,514	$10,439	$(2,675)	$939	$169,750

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2018 and 2017
(In Thousands)

	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$8,988	$(6,230)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,908	36,317
Loss on the disposal of assets	125	50
Amortization of debt issuance costs and debt discount	1,353	2,363
Loss on extinguishment of debt	-	7,527
Amortization of deferred capacity revenue	(4,098)	(3,512)
Stock-based compensation	1,757	1,509
Income tax expense	2,041	2,584
Charge for uncollectible accounts	2,745	3,577
Other non-cash expense, net	225	575
Change in income tax payable or receivable	(729)	(8,052)
Changes in operating assets and liabilities	9,880	(6,302)
Net cash provided by operating activities	56,195	30,406

Cash Flows from Investing Activities:
Capital expenditures	(37,957)	(32,945)
Capitalized interest	(2,001)	(1,140)
Change in unsettled capital expenditures	(227)	1,500
Proceeds on sale of assets	1	40
Net cash used by investing activities	(40,184)	(32,545)

Cash Flows from Financing Activities:
Repayments of long-term debt	(31,030)	(176,466)
Proceeds from the issuance of long-term debt	14,000	183,000
Debt issuance costs	-	(5,559)
Cash paid for debt extinguishment	-	(5,522)
Cash proceeds from noncontrolling interest	40	75
Payment of withholding taxes on stock-based compensation	(415)	(605)
Proceeds from the issuance of common stock	211	239
Net cash used by financing activities	(17,194)	(4,838)

Change in cash and cash equivalents and restricted cash	(1,183)	(6,977)
Cash and cash equivalents and restricted cash, beginning of period	16,168	23,145

Cash and cash equivalents and restricted cash, end of period	$14,985	$16,168

Supplemental Cash Flow Data:
Interest paid	$14,254	$14,504
Income taxes paid (refunded), net	$3	$(946)

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
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

The accompanying consolidated financial statements as of and for the years ended December 31, 2018 and 2017 represent the consolidated financial position, results of operations and cash flows of Alaska Communications and the following wholly-owned subsidiaries:

•	Alaska Communications Systems	•	Crest Communications Corporation
	Holdings, Inc. ("ACS Holdings")	•	WCI Cable, Inc.
•	ACS of Alaska, LLC (“ACSAK”)	•	WCI Hillsboro, LLC
•	ACS of the Northland, LLC (“ACSN”)	•	Alaska Northstar Communications, LLC
•	ACS of Fairbanks, LLC (“ACSF”)	•	WCI Lightpoint, LLC
•	ACS of Anchorage, LLC (“ACSA”)	•	WorldNet Communications, Inc.
•	ACS Wireless, Inc. ("ACSW")	•	Alaska Fiber Star, LLC
•	ACS Long Distance, LLC	•	TekMate, LLC
•	Alaska Communications Internet, LLC ("ACSI")
•	ACS Messaging, Inc.
•	ACS Cable Systems, LLC (“ACSC”)

In addition to the wholly-owned subsidiaries, the Company has a fifty percent controlling interest in ACS-Quintillion JV, LLC (“AQ-JV”), a joint venture formed by its wholly-owned subsidiary ACSC and Quintillion Holdings, LLC (“QHL”) in connection with the North Slope fiber optic network. See Note 3 “Joint Venture” for additional information.

The Company is a smaller reporting company as defined in the Securities Act and Securities Exchange Act, as amended. Accordingly, it has utilized certain accommodations provided for scaled disclosures, including a two-year presentation of the statements of comprehensive income, stockholders’ equity and cash flows, and associated notes to the consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable and long-lived assets, the value of derivative instruments, revenue, deferred capacity revenue, legal contingencies, stock-based compensation and income taxes. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes is reasonable under the circumstances. Assumptions are adjusted as facts and circumstances dictate. Volatile capital markets, uncertainty regarding certain regulatory matters, and the continuation of low crude oil pricing have combined to increase the uncertainty in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ significantly from those estimates. Changes in those estimates will be reflected in the financial statements of future periods.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

Cash and Cash Equivalents

For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company generally considers all highly liquid investments with a maturity at acquisition of three months or less to be cash equivalents.

Restricted Cash

Restricted cash of $1,634 at December 31, 2018 consists of certificates of deposits totaling $1,600 required under the terms of certain contracts to which the Company is a party and other restricted cash of $34. When the restrictions are lifted, the Company will transfer these funds into its operating accounts.

Trade Accounts Receivable and Bad Debt Reserves

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company does not have any off-balance sheet credit exposure related to its customers. The Company evaluates its bad debt as a single portfolio since most of its subsidiaries primarily operate within Alaska and are subject to the same economic and risk conditions across industry segments and geographic locations. Bad debt reserves against uncollectible receivables are established and incurred during the period. These estimates are derived through an analysis of account aging profiles and a review of historical recovery experience. Receivables are charged off against the allowance when management confirms it is probable amounts will not be collected. Subsequent recoveries, if any, are credited to the allowance. The Company records bad debt expense as a component of “Selling, general and administrative expense” in the Consolidated Statements of Comprehensive Income (Loss). See Note 4 “Accounts Receivable” for additional information regarding accounts receivable associated with the Company’s rural health care customers.

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
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

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

Indefeasible Rights of Use

Indefeasible rights of use (“IRU”) consist of agreements between the Company and a third party whereby one party grants access to a portion of its fiber network to the other party, or receives access to a portion of the fiber network of the other party. The access may consist of individually specified fibers or a specified number of fibers on the network. IRU agreements under which individually specified fibers are provided are accounted for as leases. Certain of the Company’s IRU agreements consist of like kind exchanges for which the value of the access given up is determined to be equal to the value of the access received. Cash may or may not be exchanged depending on the terms of the agreement. For IRU agreements in which an equal amount of cash is received and paid and the transaction is determined to not have commercial substance, revenue and expense is not recognized in connection with the cash exchanged. For IRU agreements that are not like kind exchanges and for which the Company receives or pays cash, revenue and expense are recognized over the term of the agreement.

Variable Interest Entities

The Company’s ownership interest in AQ-JV, LLC is a variable interest entity as defined in Accounting Standards Codification (“ASC”) 810, “Consolidation.” The Company consolidates the financial results of this entity based on its determination that, for accounting purposes, it holds a controlling financial interest in, and is the primary beneficiary of, the entity. The Company has accounted for and reported the interest of this entity’s other owner as a noncontrolling interest. See Note 3 “Joint Venture” for additional information.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

Preferred Stock

The Company has 5,000 shares of $0.01 par value preferred stock authorized, none of which were issued or outstanding at December 31, 2018 and 2017.

On January 8, 2018, the Company’s Board of Directors authorized 145,000 shares of Series A Junior Participating Preferred Stock, none of which were issued or outstanding at December 31, 2018.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”) and other guidance. See Note 2 “Revenue Recognition” for a summary of the Company’s revenue recognition policies and other disclosures required under ASC 606.

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

As of December 31, 2018, approximately 53% of the Company’s employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). The Master Collective Bargaining Agreement (“CBA”) between the Company and the IBEW, which was ratified on December 8, 2017 and is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for the Company in the state of Alaska and has significant economic impacts on the Company as it relates to wage and benefit costs and work rules that affect our ability to provide superior service to our customers. The Company considered relations with the IBEW to be stable in 2018; however, any deterioration in the relationship with the IBEW would have a negative impact on the Company’s operations.

The Company provides voice, broadband and managed IT services to its customers throughout Alaska. Accordingly, the Company’s financial performance is directly influenced by the competitive environment in Alaska, and by economic factors specifically in Alaska. The most significant economic factor is the level of Alaskan oil production and the per barrel price of relevant crude oil. A significant majority of the state’s unrestricted revenue comes from taxes assessed upon the production of this resource, and the price of crude oil impacts the level of investment by resource development companies. The drop in crude oil prices in recent years has resulted in the State of Alaska reducing its spending, which had a dampening impact on the overall state economy, including declining employment levels in 2016, 2017 and 2018. In 2018, oil prices recovered to their highest levels since 2014, which contributed to a lower decline in employment. Other important factors influencing the Alaskan economy include the level of tourism, government spending, and the movement of United States military personnel. Any further deterioration in these factors, particularly over a sustained period of time, would likely have a negative impact on the Company’s performance.

As an entity that relies on the Federal Communications Commission (“FCC”) and state regulatory agencies to provide stable funding sources to provide services in high cost areas, the Company is also impacted by any changes in regulations or future funding mechanisms that are being established by these regulatory agencies. In 2018, 8% of the Company’s total revenues were derived from high cost support and 8% were derived from the rural health care universal service support mechanism.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

The Company considers the vulnerabilities of its network and IT systems to various cyber threats. While the Company has implemented several mitigating policies, technological safeguards and some insurance coverage, it is not possible to prevent every possible threat to its network and IT systems from deliberate cyber related attacks.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense totaled $3,074 and $3,656 in 2018 and 2017, respectively and is included in “Selling, general and administrative expense” in the Company’s Consolidated Statements of Comprehensive Income (Loss).

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

Dividend Policy

The Company’s dividend policy is set by the Company’s Board of Directors and is subject to the terms of its credit facilities and the continued current and future performance and liquidity needs of the Company. Dividends on the Company’s common stock are not cumulative to the extent they are declared. The Board has not authorized the payment of a dividend since 2012, and has not updated its dividend policy.

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
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

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

Effective January 1, 2018, the Company adopted ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715)” (“ASU 2017-07”). The amendments in ASU 2017-07 require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees. The other components of net benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 also requires that only the service cost component is eligible for capitalization when applicable. Pension benefits for substantially all of the Company’s Alaska-based employees are provided through the Alaska Electrical Pension Fund, a multiemployer defined benefit plan. The Company pays a contractual hourly amount based on employee classification or base compensation. The components of net periodic pension costs are not specified in this amount. The Company’s sole single-employer defined benefit plan, which covers a limited number of employees previously employed by a predecessor to one of our subsidiaries, is frozen, and the cost of this plan does not include a service component. Accordingly, total net periodic pension expense of $225 in the year ended December 31, 2018 has been reported as a component of “Other income (expense), net” in the Statement of Comprehensive Income (Loss). ASU 2017-07 was adopted on a retrospective basis and net periodic pension expense of $615 for the year ended December 31, 2017 was reclassified from “Selling, general and administrative” to “Other income (expense), net” in the Statement of Comprehensive Income (Loss). The Company utilized the practical expedient provided by ASU 2017-07 which permits the use of the amounts disclosed in the retirement plans note as the basis for applying the retrospective presentation requirements.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

Effective January 1, 2018, the Company adopted ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting” (“ASU 2017-09”). The amendments in ASU 2017-09 are intended to provide clarity, and reduce diversity in practice and the cost and complexity of applying the guidance in Topic 718. The primary provision of ASU 2017-09 is to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a change as a modification unless all the following conditions are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of ASU 2017-09 will be applied prospectively to awards modified on or after January 1, 2018. The effect of the adoption of ASU 2017-09 on the Company’s financial statements and related disclosures will be dependent on the frequency and types of changes made to its share-based payment awards. There were no applicable changes made during the year ended December 31, 2018.

Accounting Pronouncements Issued Not Yet Adopted

In February 2016, the Financial Account Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The primary change in GAAP addressed by ASU 2016-02 is the requirement for a lessee to recognize on the balance sheet a liability to make lease payments (“lease liability”) and a right-of-use asset representing its right to use the underlying asset for the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. ASU 2016-02 also requires qualitative and quantitative disclosures to enable users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02, including subsequent updates, is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company has identified its contracts and other arrangements subject to the guidance in ASU 2016-02 and is currently assessing the effect adoption will have on its consolidated financial statements, processes, systems and internal controls. Based on this assessment, the Company expects that adoption of ASU 2016-02 will have a material effect on its financial statements, related disclosures and internal controls. The Company is currently implementing new, and modifying existing, systems and processes in order to meet the accounting and disclosure requirements. The Company will adopt ASU 2016-02, including subsequent updates, effective January 1, 2019 on a modified retrospective basis, which will not require the recasting of the financial statements and related disclosures of periods presented prior to 2019.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The amendments in ASU 2017-12 are intended to improve and simplify the accounting rules for hedge accounting, including providing a better portrayal of the economic results of an entity’s risk management activities in its financial statements and simplification of the application of hedge accounting guidance. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and, for qualifying hedges, requires the entire change in the fair value of the hedging instrument to be presented in the same income statement line as the hedged item. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018. The accounting and disclosure requirements are to be adopted on a prospective basis and a cumulative-effect adjustment is to be recorded for cash flow and net investment hedges existing at the date of adoption. The Company is evaluating ASU 2017-12 and, based on its current and anticipated hedging arrangements, does not expect that adoption will have a material effect on its financial statements and related disclosures.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

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

In October 2018, the FASB issued ASU No 2018-16, “Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2018-16”). Permitting use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes will facilitate the London Interbank Offered Rate (“LIBOR”) to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies. ASU 2018-16 must be adopted concurrently with the amendments in ASU 2017-12, which is effective for fiscal years beginning after December 15, 2018. Adoption of ASU 2018-16 is not expected to have a material effect on the Company’s financial statements and related disclosures.

2.	REVENUE RECOGNITION

Revenue Recognition Policies

Revenue Accounted for in Accordance with ASC 606

The Company adopted the provisions of ASC 606 effective in the first quarter of 2018 on a modified retrospective basis. Refer to Note 1 “Description of Company and Summary of Significant Accounting Policies” for a summary of the effect of initial adoption on the Company’s consolidated financial statements.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

The Company applied the provisions of ASC 606 to its contracts with customers that had not been completed as of January 1, 2018. Adoption of ASC 606 did not have a material effect on the Company’s recognition of revenue. Adoption resulted in a net decrease in “Selling, general and administrative expenses” of $1,154 in the year ended December 31, 2018, reflecting the net effect of the deferral of sales commissions incurred in 2018 offset by the amortization of deferred sales commissions incurred in prior years. The following tables provide the effect of adoption of ASC 606 on the Company’s statement of comprehensive income for year ended December 31, 2018 and balance sheet at December 31, 2018.

	As Reported	Effect of Adoption of ASC 606	Excluding Adoption of ASC 606

Operating revenues	$232,468	$-	$232,468
Total operating expenses	208,189	1,154	209,343
Operating income	24,279	(1,154)	23,125
Income before income tax expense	11,029	(1,154)	9,875
Net income attributable to Alaska Communications	9,080	(826)	8,254
Net income per share attributable to Alaska
Communications:
Basic	$0.17	$(0.01)	$0.16
Diluted	$0.17	$(0.02)	$0.15

	As Reported	Effect of Adoption of ASC 606	Excluding Adoption of ASC 606

Deferred income taxes	$498	$1,533	$2,031
Other assets	16,010	(8,052)	7,958
Total assets	455,185	(6,519)	448,666

Deferred income taxes	2,315	(755)	1,560
Total liabilities	285,435	(755)	284,680
Retained earnings	10,439	(5,764)	4,675

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

The Company enters into contracts with its rural health care customers and is subject to various regulatory requirements associated with the provision of these services. Revenues associated with rural health care customers are recognized based on the amount the Company expects to collect as evidenced in its contract with the customer and the Company’s and customer’s agreement with the FCC as the relevant service is provided. Payment for the services is made, in part, by the customer. The Company also receives funding support for these services through the FCC’s rural health care universal service support mechanism. Funding through the FCC represents the predominant portion of the total funding. The amount expected to be collected from the FCC is based on program funding levels and actual or recent historical approval levels of customer applications. In March 2018, the Universal Service Administrative Company (“USAC”) announced that demand for rural health care support had exceeded the program’s $400 million annual cap in Funding Year 2017, which began on July 1, 2017 and ended on June 30, 2018, and that individual applicants that filed successful funding requests would receive approximately 84.4% of the funding for which they were otherwise eligible. In June 2018, the FCC announced that it was addressing the current funding shortfall in the rural health care program by raising the annual program funding cap to $571 million from its prior cap of $400 million. The revised cap was applied to Funding Year 2017 to fully fund eligible funding requests for that year. The FCC’s order also adopted measures to address the increased demand for funding from the rural health care program by (i) providing for an annual adjustment to the annual funding cap to reflect inflation beginning with Funding Year 2018 (July 1, 2018 through June 30, 2019); and (ii) establishing a process to carry-forward unused funds from past funding years for use in future funding years. The FCC’s funding increase from 84.4% of approved contracts to 100% of approved contracts resulted in a modification of the relevant contracts. The modification consisted of a change in pricing only, and did not result in the delivery of additional distinct goods or services. The Company’s remaining performance obligations under the contract are not distinct from services delivered prior to modification. Accordingly, the modification was accounted for as a continuation of the original contract and a cumulative adjustment of $2,082 was recorded to revenue in the second quarter of 2018 for the pricing change associated with services provided prior to the modification in the third and fourth quarters of 2017 and the first quarter of 2018. During the third quarter of 2018, the applications associated with Funding Year 2017 for essentially all of the Company’s rural health care customers were approved or denied. Resolution of customer applications did not have a material effect on revenue recognized through June 30, 2018. In the fourth quarter of 2018, the FCC notified the Company that it had approved the Funding Year 2018 cost-based rural rates for its customers. As of December 31, 2018, USAC had issued funding commitment letters for the majority of the Company’s customer applications for Funding Year 2018. Rural health care revenue recognized during the third and fourth quarters of 2018 assumes 100% funding of all approved applications. Rural health care revenues are a component of business broadband revenue.

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
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

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

Revenue Accounted for in Accordance with Other Guidance

Deferred revenue capacity liabilities are established for IRUs on the Company’s network provided to third parties and are typically accounted for as operating leases. A deferred revenue liability is established at fair value and amortized to revenue on a straight-line basis over the contractual life of the relevant contract. Exchanges of IRUs with other carriers are accounted for as operating leases if the arrangement has commercial substance.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

Disaggregation of Revenue

The following table provides the Company’s revenue disaggregated on the basis of its primary markets, customers, products and services for the year ended December 31, 2018

	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue
Business and Wholesale Revenue
Business broadband	$60,697	$-	$60,697
Business voice and other	28,429	-	28,429
Managed IT services	5,742	-	5,742
Equipment sales and installations	5,127	-	5,127
Wholesale broadband	31,931	-	31,931
Wholesale voice and other	6,000	-	6,000
Operating leases and other deferred revenue	-	6,668	6,668

Total Business and Wholesale Revenue	137,926	6,668	144,594

Consumer Revenue
Broadband	26,144	-	26,144
Voice and other	11,158	-	11,158

Total Consumer Revenue	37,302	-	37,302

Regulatory Revenue
Access (1)	23,982	-	23,982
Access (2)	-	6,896	6,896
High-cost support	-	19,694	19,694

Total Regulatory Revenue	23,982	26,590	50,572

Total Revenue	$199,210	$33,258	$232,468

(1)	Includes customer ordered service and special access.
(2)	Includes carrier of last resort and carrier common line.

Business broadband revenue includes revenue associated with rural health care customers. Consumer voice and other revenue includes revenue associated with the FCC’s Lifeline program.

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the year ended December 31, 2018:

Services transferred over time	$170,101
Goods transferred at a point in time	5,127
Regulatory access revenue (1)	23,982

Total revenue	$199,210

(1)	Includes customer ordered service and special access.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

Transaction Price Allocated to Remaining Performance Obligations

The aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with customers that are unsatisfied, or partially unsatisfied, accounted for in accordance with ASC 606 was approximately $103,372 at December 31, 2018. Revenue will be recognized as the Company satisfies the associated performance obligations. For equipment delivery, installation and configuration, and certain managed IT services, which comprise approximately $1,131 of the total, the performance obligation is currently expected to be satisfied during the next twelve months. For business broadband, voice and other managed IT services, which comprise approximately $102,241 of the total, the performance obligation will be satisfied as the service is provided over the terms of the contracts, which range from one to ten years. The Company’s agreements with its consumer customers are typically on a month-to-month basis. Therefore, the Company’s provision of future service to these customers is not reflected in the above discussion of future performance obligations.

Contract Assets and Liabilities

The Company incurs certain incremental costs to obtain contracts that it expects to recover. These costs consist primarily of sales commissions and other directly related incentive compensation payments (reported as contract additions in the table below) which are dependent upon, and paid upon, successfully entering into individual customer contracts. The resulting contract asset is amortized to expense over the relevant contract life consistent with recognition of the associated revenue. In the event a contract with a customer is cancelled or modified, the unamortized portion of the associated contract asset is written off or adjusted as required. Incremental costs of obtaining contracts for which the term is one year or less are expensed as incurred. The Company does not incur material contract fulfillment costs associated with is contracts with customers. The cost of the Company’s network and related equipment, and enhancements to the network required under customer contracts, is accounted for in accordance with ASC 360, “Property, Plant and Equipment.” As described above, customer premise equipment constitutes a separate performance obligation under the contract and is sold to the customer. Modems are sold to the customer upon installation and are accounted for in accordance with ASC 330, “Inventory.”

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

The table below provides a reconciliation of the contract assets associated with contracts with customers accounted for in accordance with ASC 606 for the year ended December 31, 2018. Contract modifications and cancellations did not have a material effect on contract assets in the year ended December 31, 2018. Contract assets are classified as “Other assets” on the consolidated balance sheet.

Balance at beginning of period	$6,898
Contract additions	4,881
Amortization	(3,727)
Balance at end of period	$8,052

The Company recorded a provision for uncollectible accounts receivable of $2,745 in the year ended December 31, 2018 associated with its contracts with customers. See Note 4 “Accounts Receivable.”

The table below provides a reconciliation of the contract liabilities associated with contracts with customers accounted for in accordance with ASC 606 for the year ended December 31, 2018. Contract liabilities consist of deferred revenue and are included in “Accounts payable, accrued and other current liabilities” and “Other long-term liabilities, net of current portion.”

Balance at beginning of period	$1,150
Contract additions	2,407
Revenue recognized	(791)
Balance at end of period	$2,766

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

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

The Company determined that the joint venture is a Variable Interest Entity as defined in ASC 810, “Consolidation.” The Company consolidates the financial results of AQ-JV based on its determination that, the 50 percent voting interest of each party notwithstanding, for accounting purposes it holds a controlling financial interest in, and is the primary beneficiary of, the Joint Venture. This determination was based on (i) the Company’s expected future utilization of certain assets of the Joint Venture in the operation of the Company’s business; and (ii) the Company’ engineering, design, installation, service and maintenance expertise in the telecom industry and its existing relationships and presence in the Alaska telecom market are expected to be significant factors in the successful operation of the joint venture. There was no gain or loss recognized by the Company on the initial consolidation of the joint venture. The Company has accounted for and reported QHL’s 50 percent ownership interest in the AQ-JV as a noncontrolling interest.

The table below provides certain financial information about the joint venture included on the Company’s consolidated balance sheet at December 31, 2018 and 2017. Cash may be utilized only to settle obligations of the joint venture. Because the joint venture is an LLC, and the Company has not guaranteed its operations, the joint venture’s creditors do not have recourse to the general credit of the Company.

	2018	2017
Cash	$270	$190
Property, plant and equipment, net of accumulated depreciation of $309 and $211	$1,832	$1,930

The operating results and cash flows of the joint venture in the years 2018 and 2017 were not material to the Company’s consolidated financial results.

4.	ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at December 31, 2018 and 2017:

	2018	2017
Retail customers	$21,732	$22,227
Wholesale carriers	9,315	8,146
Other	4,361	4,891
	35,408	35,264
Less: allowance for doubtful accounts	(3,936)	(2,729)
Accounts receivable, net	$31,472	$32,535

The following table presents the activity in the allowance for doubtful accounts for the years ended December 31, 2018 and 2017.

	2018	2017
Balance at January 1	$2,729	$1,115
Provision for uncollectible accounts	2,745	3,577
Charged to other accounts	(921)	(358)
Deductions	(617)	(1,605)
Balance at December 31	$3,936	$2,729

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

In March 2018, USAC announced that demand for rural health care support had exceeded the program’s $400 million annual cap in Funding Year 2017 (which began on July 1, 2017 and ends on June 30, 2018) and that individual applicants that filed successful funding requests would receive approximately 84.4% of the funding for which they were otherwise eligible. In June 2018, the FCC announced that it had raised the annual funding cap for Funding Year 2017 to $571 million to fully fund eligible funding requests for that year. During the third quarter of 2018, the applications associated with Funding Year 2017 for essentially all of the Company’s rural health care customers were approved or denied. Resolution of customer applications did not have a material effect on revenue recognized through June 30, 2018. In the fourth quarter of 2018, the FCC notified the Company that it had approved the Funding Year 2018 (which began on July 1, 2018 and ends on June 30, 2019) cost-based rural rates for its customers. As of December 31, 2018, USAC had issued funding commitment letters for the majority of the Company’s customer applications for Funding Year 2018. Accounts receivable, net, associated with rural health care customers was $8,122 and $8,580 at December 31, 2018 and 2017, respectively. Rural health care accounts are a component of the Retail Customers category in the above table. See Note 2 “Revenue Recognition” for additional information.

5.	OTHER CURRENT ASSETS

Prepayments and other current assets consist of the following at December 31, 2018 and 2017:

	2018	2017
Income tax receivable (1)	$5,087	$-
Prepaid expense	3,878	3,007
Other	3,204	3,108
Total prepayments and other current assets	$12,169	$6,115

(1) See Note 15 “Income Taxes.”

6.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities consist of the following at December 31, 2018 and 2017:

	2018	2017
Accounts payable - trade	$14,627	$17,739
Accrued payroll, benefits, and related liabilities	13,473	9,286
Deferred capacity and other revenue	6,095	4,817
Other	6,762	4,306
Total accounts payable, accrued and other current liabilities	$40,957	$36,148

Advance billings and customer deposits consist of the following at December 31, 2018 and 2017:

	2018	2017
Advance billings	$3,992	$4,181
Customer deposits	32	32
Total advance billings and customer deposits	$4,024	$4,213

7.	FAIR VALUE MEASUREMENTS

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
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

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

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and capital leases approximate carrying values due to their nature. The estimated fair value and carrying value of the Company’s 6.25% Convertible Notes due 2018 (the “6.25% Notes”) of $10,026 at December 31, 2017 was estimated based on the quoted market prices for identical instruments on dates different from the trade date value (Level 2). The 6.25% Notes were repurchased on May 1, 2018. The carrying values of the Company’s senior credit facilities and other long-term obligations of $172,494 at December 31, 2018 approximate fair value primarily as a result of the stated interest rates of the 2017 Senior Credit Facility approximating current market rates (Level 2).

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2018 and 2017 at each hierarchical level. There were no transfers into or out of Levels 1 and 2 during 2018.

	December 31, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Other assets:
Interest rate swaps	$458	$-	$458	$-	$515	$-	$515	$-

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

Under the terms of the 2017 Senior Credit Facility, the Company was required to enter into or obtain an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings under the agreement of a minimum of $90,000 with a weighted average life of at least two years. In 2017, the Company entered into a pay-fixed, receive-floating interest rate swap in the notional amount of $90,000, with an interest rate of 6.49425%, inclusive of a 5.0% LIBOR spread, and a maturity date of June 28, 2019. Changes in fair value of this interest rate swap are recorded to accumulated other comprehensive loss and reclassified to interest expense when the hedged transaction is recognized in earnings. See Note 10 “Long-Term Obligations”, Note 12 “Accumulated Other Comprehensive Loss” and Note 21 “Subsequent Events.”

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

The following table presents the notional amount, fair value and balance sheet classification of the Company’s derivative financial instruments designated as cash flow hedges as of December 31, 2018 and 2017:

		Notional	Fair
	Balance Sheet Location	Amount	Value
At December 31, 2018:
Interest rate swaps	Other assets	$90,000	$458
At December 31, 2017:
Interest rate swaps	Other assets	$90,000	$515

The following table presents gains and losses before income taxes on the Company’s interest rate swaps designated as cash flow hedges for the years ending December 31, 2018 and 2017.

	2018	2017

Gain recognized in accumulated other comprehensive loss	$387	$471
Gain (loss) reclassified from accumulated other comprehensive loss	$444	$(104)
Gain recognized in interest expense (ineffective portion and amount excluded from effectiveness testing)	$-	$-

The following table presents a reconciliation of the carrying value of the Company’s interest rate swaps, which are included in “Other assets” at December 31, 201 and 2018:

	2018	2017
Asset (liability) at January 1	$515	$(100)
Reclassified from other assets and other long-term liabilities to accumulated other comprehensive loss	387	471
Change in fair value (debited) credited to interest expense	(444)	144
Asset at December 31	$458	$515

Fair Value Measurements on a Non-Recurring Basis

Deferred Capacity Revenue

The Company entered into an agreement to provide wholesale services to another carrier on February 2, 2015. A national valuation firm was engaged to assist management in the determination of the fair value of the obligation which was determined to be $41,287 at February 2, 2015. The obligation is amortized to revenue on a straight-line basis over the contract lives of 10 to 30 years. The total carrying value of the service obligation was $33,184 and $35,255 at December 31, 2018 and 2017, respectively, and is included in “Other long-term liabilities, net of current portion” and “Accounts payable, accrued and other current liabilities” on the Consolidated Balance Sheet.

Other Items

The Company entered into agreements in connection with the acquisition of the fiber optic network on the North Slope of Alaska and the establishment of the joint venture with QHL. These transactions included the exchange of certain assets and liabilities, all of which were established at fair value on the date of the transactions.

The fair value of the IRU assets and obligations were $2,304 and $4,153, respectively, at the measurement date of April 2, 2015. IRU assets are included in “Property, plant and equipment” and IRU obligations are included in “Accounts payable, accrued and other current liabilities” and “Other long-term obligations” on the Consolidated Balance Sheet. The carrying value of these items at December 31, 2018 and 2017 was as follows:

	2018	2017
IRU Assets	$2,025	$2,118
IRU Obligations	$3,594	$3,747

No impairment of long-lived assets was recognized during 2018 and 2017.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, 2018 and 2017:

	2018	2017	Useful Lives
Land, buildings and support assets*	$197,381	$195,063	5	-	42
Central office switching and transmission	387,008	380,954	5	-	12
Outside plant, cable and wire facilities	750,492	739,547	10	-	50
Other	17,126	12,016	2	-	5
Construction work in progress	38,615	30,349
	1,390,622	1,357,929
Less: accumulated depreciation and amortization	(1,017,442)	(991,816)
Property, plant and equipment, net	$373,180	$366,113

* Depreciation charges are not recorded for land.

Capitalized interest associated with construction in progress for the years ended December 31, 2018 and 2017 was $2,001 and $1,140, respectively. The capitalization rate used was based on a weighted average of the Company’s long term debt outstanding, and for the years ended December 31, 2018 and 2017 was 7.29% and 6.71%, respectively.

The following is a summary of property, including leasehold improvements, held under capital leases included in the above property, plant and equipment at December 31, 2018 and 2017:

	2018	2017
Land, buildings and support assets	$13,289	$13,722
Outside plant, cable and wire facilities	-	1,078
Total	13,289	14,800
Less: accumulated depreciation and amortization	(7,471)	(7,052)
Property held under capital leases, net	$5,818	$7,748

Amortization of assets under capital leases included in depreciation expense for the years ended December 31, 2018 and 2017 was $676 and $846, respectively. Future minimum lease payments, including interest, under these leases for the next five years and thereafter are as follows:

2019	$310
2020	318
2021	327
2022	336
2023	345
Thereafter	3,828
Gross payments	5,464
Interest	(2,696)
Net payments	$2,768

The Company leases various land, buildings, right-of-ways and personal property under operating lease agreements. Rental expense under operating leases for the years ended December 31, 2018 and 2017 was $8,173 and $7,763, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

Future minimum payments under these leases, including month to month rentals which are probable of renewal, for the next five years and thereafter are as follows:

2019	$7,856
2020	6,726
2021	6,450
2022	5,841
2023	4,493
Thereafter	20,833
Total payments	$52,199

9.	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligation is included in “Other long-term liabilities, net of current portion” on the Consolidated Balance Sheet and represents the estimated obligation related to the removal and disposal of certain property and equipment in both leased and owned properties.

The following table provides the changes in the asset retirement obligation:

	2018	2017
Balance at January 1	$4,088	$3,708
Asset retirement obligation	805	228
Accretion expense	214	196
Settlement of obligations	(83)	(44)
Balance at December 31	$5,024	$4,088

10.	LONG-TERM OBLIGATIONS

On January 15, 2019, the Company entered into a new senior credit facility. See Note 21 “Subsequent Events.” Consummation of this agreement prior to issuance of the Company’s 2018 financial statements demonstrated the Company’s intent and ability to refinance a portion of its current obligation in accordance with ASC 470, “Debt.” Current maturities under the Company’s 2017 Senior Credit Facility totaling $6,600 at December 31, 2018 were effectively replaced by principal payments totaling $2,250 under the new senior credit facility. Accordingly, current portion of long-term obligations in the amount of $4,350 was reclassified to long-term obligations at December 31, 2018. The Consolidated Balance Sheet and schedule of long-term obligations at December 31, 2018, and the schedule of maturities of long-term obligations reflect this reclassification only, and do not reflect all changes in debt maturities resulting from this transaction.

Long-term obligations consist of the following at December 31, 2018 and 2017:

	2018	2017
2017 senior secured credit facility due 2023	$171,750	$178,350
Debt discount	(2,024)	(2,668)
Debt issuance costs	(2,182)	(2,869)
6.25% convertible notes due 2018	-	10,044
Debt discount	-	(18)
Debt issuance costs	-	(4)
Capital leases and other long-term obligations	2,768	3,154
Total debt	170,312	185,989
Less current portion	(2,289)	(17,030)
Long-term obligations, net of current portion	$168,023	$168,959

As of December 31, 2018, the Company had no amounts outstanding under the $15,000 revolving facility component of its 2017 Senior Credit Facility.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

The aggregate maturities of long-term obligations for each of the next five years and thereafter at December 31, 2018, are as follows:

2019	$2,289
2020	13,252
2021	16,267
2022	86,483
2023	53,801
Thereafter	2,426
Total maturities	$174,518

2017 Senior Credit Facility

On January 15, 2019, the Company utilized the proceeds from its new senior credit facility to repay in full the outstanding principal balance and accrued and unpaid interest on the 2017 Senior Credit Facility. See Note 21 “Subsequent Events.”

On March 13, 2017 (the “Closing Date”), the Company entered into a new senior credit facility consisting of a Term A-1 Facility of $120,000, a Term A-2 Facility of $60,000 and a revolving facility of $15,000 (the “2017 Senior Credit Facility”). Upon the satisfaction of certain conditions, on March 28, 2017 (the “Funding Date”), the 2017 Senior Credit Facility was funded. Gross cash proceeds totaling $176,828, net of discounts of $3,172, and cash on hand of $9,030 were utilized as follows: (i) repayment of the Company’s 2015 Senior Credit Facility due 2018 totaling $88,135, including principal, accrued interest and fees; (ii) placement of $94,000 in restricted cash to fund the purchase or repayment at maturity of its 6.25% Notes; (iii) fund fees associated with tender of the 6.25% Notes of $197; and (iv) fund fees and other expenses associated with the transaction totaling $3,526. Discounts, fees and expenses associated with the 2017 Senior Credit Facility, including amounts paid in 2016, totaling $6,580 were deferred and charged to interest expense over the terms of the agreement.

The Term A-1 Facility in the principal amount of $120,000 bore interest at LIBOR plus 5.0% per annum, with a LIBOR minimum of 1.0%. Quarterly principal payments were $1,500 beginning in the fourth quarter of 2017 through the first quarter of 2020; $2,250 in the second quarter of 2020 through the first quarter of 2021; and $4,000 in the second quarter of 2021 through the fourth quarter of 2021. The remaining outstanding principal balance was due on March 13, 2022.

The Term A-2 Facility in the principal amount of $60,000 bore interest at LIBOR plus 7.0% per annum, with a LIBOR minimum of 1.0%. Quarterly principal payments were $150 beginning in the fourth quarter of 2017 through the first quarter of 2021; and $600 in the second quarter of 2021 through the fourth quarter of 2022. The remaining outstanding principal balance was due on March 13, 2023.

The Company may have, at its option, designated a portion of the borrowings under the Term A-1 Facility and Term A-2 Facility to bear interest at an Alternative Base Rate, which is defined as the highest of (i) the Prime Rate; (ii) the Federal Funds Effective Rate plus 0.50% per annum; and (iii) the Adjusted LIBOR Rate for an Interest Period of one month plus 1.0% per annum. If the LIBOR Rate is no longer available for such interest period, the Adjusted LIBOR Rate shall be calculated as the Administrative Agent shall select in its sole discretion. The Alternative Base Rate shall not be less than zero.

The revolving facility provided for borrowings in an aggregate amount outstanding at any one time not to exceed $15,000, including a letter of credit subfacility and swingline subfacility with commitment limitations based on amounts drawn under the revolving facility (collectively the “Revolving Facility”). The Revolving Facility bore interest at LIBOR plus 5.0% per annum, with a LIBOR minimum of 1.0%.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

The obligations under the 2017 Senior Credit Facility were secured by substantially all of the personal property and certain material real property owned by the Company and its wholly-owned subsidiaries, with certain exceptions. The 2017 Senior Credit Facility contained customary representations, warranties and covenants, including covenants limiting the incurrence of additional debt, declaring dividends, repurchase of the Company’s common stock, making investments, dispositions, and entering into mergers and acquisitions. Financial covenants (i) imposed a maximum net total leverage to consolidated EBITDA ratio; and (ii) required a minimum consolidated EBITDA to fixed charge coverage ratio. The payment of dividends on the Company’s common stock was not permitted until such time that the Company’s net total leverage ratio, as defined in the 2017 Senior Credit Facility, was not more than 2.75 to 1.00, and certain other liquidity measures were met. Calculation and reporting to the lenders the actual net leverage ratio at December 31, 2018 was not required. The 2017 Senior Credit Facility provided for events of default customary for credit facilities of this type, including non-payment under the agreement, breach of warranty, breach of covenants, defaults on other debt, incurrence of liens on collateral, change of control and insolvency, all as defined in the agreement. Consequences of an event of default were defined in the agreement.

As required under the terms of the 2017 Senior Credit Facility, the Company entered into interest rate hedges sufficient to effectively fix or limit the interest rate on borrowings under the agreement of a minimum of $90,000 with a weighted average life of at least two years. See Note 7 “Fair Value Measurements” for additional information.

6.25% Convertible Notes due 2018

On March 17, 2017, the Company issued a tender offer to purchase any and all of its outstanding 6.25% Notes for cash in an amount equal to one thousand twenty-five dollars per one thousand dollars principal amount (the “Tender Offer”). The Tender Offer was subsequently amended to one thousand thirty-seven dollars and fifty cents per one thousand dollars principal amount. Under the terms of the agreement, proceeds from the Company’s 2017 Senior Credit Facility in the amount of $94,000 were utilized to fund the Tender Offer and the repurchase of the remaining 6.25% Notes. The Tender Offer expired on April 14, 2017 and was settled on April 17, 2017. As of the expiration date, $83,956 aggregate principal amount of the 6.25% Notes were validly tendered and not validly withdrawn pursuant to the Tender Offer, and were accepted for purchase by the Company at the amended price. The Company settled the Tender Offer on April 17, 2017. The cash settlement totaled $90,231, including principal of $83,956, accrued interest of $2,420, the premium of $3,148 and fees of $707. Settlement was funded with restricted cash of $83,956 and other cash on hand of $6,275. The Company recorded a loss on the extinguishment of this debt of $5,230 in 2017. Following settlement, 6.25% Notes in the aggregate principal amount of $10,044 remained outstanding.

On May 1, 2018, the Company repurchased the outstanding balance of its 6.25% Notes. The cash settlement totaled $10,358, including principal of $10,044 and accrued interest of $314. Settlement was funded utilizing restricted cash of $10,044 and cash on hand of $314. There was no gain or loss associated with the repurchase.

The following table provides selected data regarding the 6.25% Notes as of December 31, 2017:

2017
Net carrying amount of the equity component	$686
Principal amount of the convertible notes	$10,044
Unamortized debt discount	$18
Amortization period remaining (months)	4
Net carrying amount of the convertible notes	$10,026

The following table details the interest components of the 6.25% Notes contained in the Company’s Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018 and 2017:

	2018	2017
Coupon interest expense	$208	$2,163
Amortization of the debt discount	18	2,253
Total included in interest expense	$226	$4,416

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

Capital Leases and Other Long-term Obligations

The Company is a lessee under various capital leases and other financing agreements totaling $2,768 and $3,154 with a weighted average interest rate of 9.82% and 9.41% at December 31, 2018 and 2017, respectively, and have maturities through 2033.

Debt Issuance Costs

The Company incurred debt issuance costs totaling $3,407 associated with its 2017 Senior Credit Facility which were deferred and amortized to interest expense over the terms of the agreements. Amortization of debt issuance costs were $691 and $2,057 in the years ended December 31, 2018 and 2017, respectively, including zero and $974 classified as loss on extinguishment of debt in 2018 and 2017, respectively.

Debt Discounts

Accretion of debt discounts charged to interest expense or loss on extinguishment of debt in 2018 and 2017, totaled $662 and $2,763, respectively, including zero and $1,482 classified as loss on extinguishment of debt in 2018 and 2017, respectively.

11.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at December 31, 2018 and 2017:

	2018	2017
Deferred GCI capacity revenue, net of current portion	$31,113	$33,184
Other deferred IRU capacity revenue, net of current portion	25,732	19,366
Other deferred revenue, net of current portion	2,113	1,391
Other	8,869	7,389
Total other long-term liabilities	$67,827	$61,330

Amortization of deferred revenue included in the Consolidated Statements of Comprehensive Income (Loss) was $7,407 and $6,578 in the years ended December 31,2018 and 2017, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the years ended December 31, 2018 and 2017:

	Defined
	Benefit
	Pension	Interest
	Plans	Rate Swaps	Total
Balance at December 31, 2016	$(2,875)	$(35)	$(2,910)
Other comprehensive income before reclassifications	237	278	515
Reclassifications from accumulated comprehensive loss to net loss	363	61	424
Net other comprehensive income	600	339	939
Reclassifications from accumulated comprehensive loss to accumulated deficit	(490)	65	(425)
Balance at December 31, 2017	(2,765)	369	(2,396)
Other comprehensive (loss) income before reclassifications	(399)	275	(124)
Reclassifications from accumulated comprehensive loss to net income	161	(316)	(155)
Net other comprehensive loss	(238)	(41)	(279)
Reclassifications from accumulated comprehensive loss to accumulated deficit	-	-	-
Balance at December 31, 2018	$(3,003)	$328	$(2,675)

The following table summarizes the reclassifications from accumulated other comprehensive loss to net income (loss) for the years ended December 31, 2018 and 2017, respectively:

	2018	2017
Amortization of defined benefit plan pension items: (1)
Amortization of loss (2)	$225	$615
Income tax effect	(64)	(252)
After tax	161	363

Amortization of (gain) loss on interest rate swap: (3)
Reclassification to interest expense	(444)	104
Income tax effect	128	(43)
After tax	(316)	61
Total reclassifications net of income tax	$(155)	$424

(1) See Note 13 “Retirement Plans” for additional information regarding the Company’s pension plans.

(2) Included in “Other income (expense), net” on the Company’s Consolidated Statements of Comprehensive (Loss) Income.

(3) See Note 7 “Fair Value Measurements” for additional information regarding the Company’s interest rate swaps.

Amounts reclassified to net income (loss) from our defined benefit pension plan and interest rate swaps have been presented within “Other income (expense), net” and “Interest expense,” respectively, in the Statements of Comprehensive Income (Loss). The estimated amount to be reclassified from accumulated other comprehensive income as a reduction in interest expense within the next twelve months is $458.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
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

The following table provides additional information about the AEPF multi-employer pension plan.

Plan name	Alaska Electrical Pension Plan
Employer Identification Number	92-6005171
Pension plan number	001
Pension Protection Act zone status at the plan's year-end:
December 31, 2018	Green
December 31, 2017	Green
Plan subject to funding improvement plan	No
Plan subject to rehabilitation plan	No
Employer subject to contribution surcharge	No
Greater than 5%
of Total
Contributions
Company contributions to the plan for the year ended:		to the Plan
December 31, 2018	$6,492	Yes
December 31, 2017	$7,171	Yes

Name and expiration date of collective bargaining agreements requiring contributions to the plan:

Collective Bargaining Agreement Between Alaska Communications Systems and Local Union 1547 IBEW	December 31, 2023

Outside Agreement Alaska Electrical Construction between Local Union 1547 IBEW and Alaska Chapter National Electrical Contractors Association Inc.	June 30, 2022

Inside Agreement Alaska Electrical Construction between Local Union 1547 IBEW and Alaska Chapter National Electrical Contractors Association Inc.	October 31, 2019

The Company cannot accurately project any change in the plan status in future years given the uncertainty of economic conditions or the effect of actuarial valuations versus actual performance in the market. Minimum required future contributions to the AEPF are subject to the number of employees in each classification and/or base compensation of employees in future years.

Defined Contribution Plan

The Company provides a 401(k) retirement savings plan covering substantially all of its employees. The plan allows for discretionary contributions as determined by the Board of Directors, subject to Internal Revenue Code limitations. The Company made a $209 and $212 matching contribution in 2018 and 2017, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. ("CenturyTel Plan"). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan (“Plan”) on September 1, 1999. Accrued benefits under the Plan were determined in accordance with the provisions of the CenturyTel Plan and upon completion of the transfer, covered employees ceased to accrue benefits under the CenturyTel Plan. On November 1, 2000, the Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPF. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company uses a December 31 measurement date for the Plan. The Plan is not adequately funded under ERISA at December 31, 2018. The Company contributed $192 to the Plan in 2018 and $721 in 2017. The Company plans to contribute approximately $117 to the Plan in 2019 and management is also estimating what additional contributions the Company may be required to make in subsequent years in the event the value of the Plan’s assets remain volatile or decline.

The following is a calculation of the funded status of the ACS Retirement Plan using beginning and ending balances for 2018 and 2017 for the projected benefit obligation and the plan assets:

	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$15,798	$15,782
Interest cost	566	620
Actuarial (gain) loss	(872)	384
Benefits paid	(993)	(988)
Benefit obligation at end of year	14,499	15,798

Change in plan assets:
Fair value of plan assets at beginning of year	12,534	11,393
Actual (loss) return on plan assets	(863)	1,408
Employer contribution	192	721
Benefits paid	(992)	(988)
Fair value of plan assets at end of year	10,871	12,534

Funded status	$(3,628)	$(3,264)

The Plan’s projected benefit obligation equals its accumulated benefit obligation. The 2018 and 2017 liability balance of $3,628 and $3,264 respectively, is recorded on the Consolidated Balance Sheets in “Other long-term liabilities.”

Net periodic pension expense is reported as a component of “Other income (expense), net” in the Statement of Comprehensive Income (Loss). The following table presents the net periodic pension expense for the Plan for 2018 and 2017:

	2018	2017
Interest cost	$566	$620
Expected return on plan assets	(792)	(1,024)
Amortization of loss	451	1,019
Net periodic pension expense	$225	$615

In 2019, the Company expects amortization of net gains and losses of $563.

	2018	2017
Loss recognized as a component of accumulated other comprehensive loss:	$4,191	$3,862

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

The assumptions used to account for the Plan as of December 31, 2018 and 2017 are as follows:

	2018	2017
Discount rate for benefit obligation	4.30%	3.70%
Discount rate for pension expense	3.70%	4.10%
Expected long-term rate of return on assets	6.53%	6.53%
Rate of compensation increase	0.00%	0.00%

The discount rate for December 31, 2018 and 2017 was calculated using a proprietary yield curve based on above median AA rated corporate bonds. The expected long-term rate-of-return on assets rate is the best estimate of future expected return for the asset pool, given the expected returns and allocation targets for the various classes of assets.

Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the Plan:

Asset Category	Minimum	Maximum
Equity securities	50%	80%
Fixed income	20%	50%
Cash equivalents	0%	5%

The Plan's asset allocations at December 31, 2018 and 2017 by asset category are as follows:

Asset Category	2018	2017
Equity securities*	64%	68%
Debt securities*	35%	31%
Other/Cash	1%	1%

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

The following table presents major categories of plan assets as of December 31, 2018, and inputs and valuation techniques used to measure the fair value of plan assets regarding the ACS Retirement Plan:

	Fair Value Measurement at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	Level 1	Level 2	Level 3
Money market/cash	$101	$-	$101	$-
Equity securities (Investment Funds)*
International growth	1,629	1,629	-	-
U.S. small cap	1,238	1,238	-	-
U.S. medium cap	942	942	-	-
U.S. large cap	3,156	3,156	-	-
Debt securities (Investment Funds)*
Certificate of deposits	2,745	2,489	256	-
Fixed income	1,060	-	1,060	-

Total fair value	$10,871	$9,454	$1,417	$-

*May include mutual funds comprised of both stocks and bonds.

The benefits expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

2019	$1,068
2020	$1,079
2021	$1,084
2022	$1,072
2023	$1,061
2024-2028	$5,064

Post-retirement Health Benefit Plan

The Company has a separate executive post-retirement health benefit plan. On December 31, 2018, the plan was underfunded by $356 with plan assets of $24. The net periodic post-retirement cost for 2018 and 2017 was $22 and $15, respectively.

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

The Company’s 6.25% Notes were convertible by the holder beginning February 1, 2018 at an initial conversion rate of 97.2668 shares of common stock per one thousand dollars principal amount of the 6.25% Notes. This is equivalent to an initial conversion price of approximately $10.28 per share of common stock. Given that the Company’s current share price was well below $10.28, the Company did not anticipate that there would be a conversion of the 6.25% Notes into equity and determined that it had the intent and ability to settle the principal and interest payments on its 6.25% Notes in cash. The Company settled the Tender Offer to purchase it’s outstanding 6.25% Notes for cash on April 17, 2017. On May 1, 2018, the Company repurchased the outstanding balance of the 6.25% Notes. See Note 10 “Long-Term Obligations.” Accordingly, 321 and 3,371 shares related to the 6.25% Notes were excluded from the calculation of diluted earnings per share for the years ended December 31, 2018 and 2017, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2018 and 2017:

	2018	2017
Net income (loss) attributable to Alaska Communications	$9,080	$(6,101)
Tax-effected interest expense attributable to convertible notes	NA	NA
Net income (loss) attributable to Alaska Communications assuming dilution	$9,080	$(6,101)

Weighted average common shares outstanding:
Basic shares	53,042	52,232
Effect of stock-based compensation	798	-
Effect of 6.25% convertible notes	NA	NA
Diluted shares	53,840	52,232

Income (loss) per share attributable to Alaska Communications:
Basic	$0.17	$(0.12)
Diluted	$0.17	$(0.12)

15.	INCOME TAXES

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, (“TCJA”) was enacted. The TCJA provides for sweeping changes in United States tax rates and tax provisions which affected the Company as of December 31, 2017 and for periods beginning after January 1, 2018. Effective for years beginning after December 31, 2017, the maximum corporate tax rate decreased to a flat rate of 21%. This decrease in the tax rate resulted in the remeasurement of existing deferred tax assets and liabilities as of the enactment date and resulted in a decrease to existing net deferred tax assets of $3,851. In addition, the TCJA provides for existing Federal AMT tax credits to be refunded from 2018 through 2021. Accordingly, as of December 31, 2017, the Company reclassified AMT tax credits of $8,913 from non-current deferred tax assets to non-current long-term tax receivables. The federal AMT credits were reduced by $569 related to the applicable budget sequestration rate of 6.6%. The Company evaluated the TCJA and concluded that all information was available to complete the accounting for the effects of the tax reform in the fourth quarter of 2017. In the first quarter of 2018, the Company recorded an additional benefit of $703 associated with the effects of the TCJA. In the fourth quarter of 2018, the Company reversed the federal AMT credit sequestration reduction of $569 recorded in 2017 based on Internal Revenue Service guidance published in January 2019, resulting in a corresponding reduction in the provision for income taxes. As of December 31, 2018, the Company had reclassified $5,087 of existing AMT tax credits from non-current tax receivable to current tax receivable.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

Consolidated income (loss) before income tax was as follows:

	2018	2017
Income (loss) before income tax	$11,029	$(3,646)

The income tax provision for the years ended December 31, 2018 and 2017 was comprised of the following:

	2018	2017
Current:
Federal income tax	$(732)	$(90)
State income tax	6	6
Total current benefit	(726)	(84)
Deferred:
Federal, excluding operating loss carry forwards	(1,123)	2,772
State, excluding operating loss carry forwards	(31)	(169)
Change in valuation allowance	(42)	65
Tax benefit of operating loss carry forwards:
Federal	2,771	-
State	1,192	-
Total deferred expense	2,767	2,668
Total income tax expense	$2,041	$2,584

The following table provides a reconciliation of income tax expense at the Federal statutory rate of 21% and 35% to the recorded income tax expense for the years ended December 31, 2018 and 2017, respectively:

	2018	2017
Computed federal income taxes at the statutory rate	$2,335	$(1,276)
Expense (benefit) in tax resulting from:
State income taxes (net of Federal benefit)	824	(222)
Enacted rate change	(703)	3,851
Alternative minimum tax sequestration	(569)	-
Other	236	122
Stock-based compensation	(40)	44
Change in valuation allowance	(42)	65
Total income tax expense	$2,041	$2,584

Income tax expense was charged to the statement of comprehensive income (loss) and statement of stockholders’ equity as follows:

	2018	2017
Statement of comprehensive income (loss):
Income tax expense	$2,041	$2,584
Other comprehensive income (loss), tax effect	$(110)	$655

The Company accounts for income taxes under the asset-liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided when it is “more likely than not” that the benefits of existing deferred tax assets will not be realized in a future period. As of December 31, 2018 and 2017, the Company had valuation allowances on certain state net operating loss carryforwards of $162 and $204, respectively. As of December 31, 2018 and 2017, the change in the valuation allowance was $(42) and $65, respectively. At December 31, 2018, it is more likely than not that the results of future operations will generate sufficient taxable income to realize existing deferred tax assets, other than the state net operating loss carryforwards noted above. Therefore, no additional valuation allowance is necessary.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017, respectively, are as follows:

	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$16,742	$19,805
Deferred GCI capacity revenue	9,428	10,016
Reserves and accruals	8,947	7,910
Intangibles and goodwill	944	1,033
Pension liability	1,031	927
Allowance for doubtful accounts	1,118	775
Total deferred tax assets	38,210	40,466
Valuation allowance	(162)	(204)
Deferred tax assets after valuation allowance	38,048	40,262
Deferred tax liabilities:
Debt issuance costs	-	(5)
Property, plant and equipment	(37,320)	(37,287)
Fair value on interest rate swaps	(130)	(146)
Revenue contract assets	(2,407)	-
Other	(8)	(26)
Total deferred tax liabilities	(39,865)	(37,464)
Net deferred tax (liability) asset	$(1,817)	$2,798

As of December 31, 2018, the Company has available Federal and state alternative minimum tax credits of $8,622 and $1,089, respectively, of which $5,087 are classified as current income tax receivable and the balance as non-current income tax receivable. As of December 31, 2018, the Company has available Federal and state net operating loss carry forwards of $64,818 and $42,512, respectively, which have various expiration dates beginning in 2031 through 2037.

The Company files consolidated income tax returns for Federal and state purposes in addition to separate tax returns of certain subsidiaries in multiple state jurisdictions. As of December 31, 2018, the Company is not under examination by any income tax jurisdiction. The Company is no longer subject to examination in the United States for years prior to 2015.

The Company accounts for income tax uncertainties using a threshold of “more-likely-than-not” in accordance with the provisions of ASC 740, “Income Taxes.” As of December 31, 2018, the Company has reviewed all of its tax filings and positions taken on its returns and has not identified any material current or future effect on its consolidated results of operations, cash flows or financial position. As such, the Company has not recorded any tax, penalties or interest on tax uncertainties. It is Company policy to record any interest on tax uncertainties as a component of income tax expense.

16.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, Alaska Communications, through the Compensation and Personnel Committee of its Board of Directors, may grant stock options, restricted stock, stock-settled stock appreciation rights, performance share units and other awards to officers, employees, consultants, and non-employee directors. Upon the effective date of the Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan, as amended and restated on June 30, 2014, (“2011 Incentive Award Plan”), the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan and the ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan, (together the “Prior Plans”) were retired. All future awards will be granted from the 2011 Incentive Award Plan. The Alaska Communications Systems Group, Inc. 2012 ESPP was approved by the Company’s shareholders in June 2012 and the ACS 1999 Employee Stock Purchase Plan (“1999 ESPP”) was retired on June 30, 2012. References to “stock incentive plans” include, as applicable, the 2011 Incentive Award Plan, the 2012 ESPP, the 1999 ESPP and the Prior Plans. On June 25, 2018, the Company increased the number of shares reserved for issuance under the 2011 Incentive Award Plan by 3,000 shares. An aggregate of 22,210 shares of the Company’s common stock have been authorized for issuance under its stock incentive plans. At December 31, 2018, a total of 2,370 shares remain available for future issuance under the Company’s equity compensation plans, including the 2011 Incentive Award Plan and 2012 Employee Stock Purchase Plan. Stock-based compensation expense reflects forfeitures of share-based awards when they occur.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

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

Restricted Stock Units, Long-term Incentive Awards and Non-Employee Director Stock Compensation

RSUs issued prior to December 31, 2010 vested ratably over three, four or five years, RSUs issued in 2011 vested ratably over three years, RSUs granted in 2012 vested in one year or ratably over three years, RSU’s granted in 2017 vest ratably over three years, and RSUs granted in 2018 vest ratably over three years or cliff vest in one year. Long-term incentive awards (“LTIP”) were granted to executive management annually through 2010. The LTIP awards cliff vested in five years with accelerated vesting in three years if cumulative three-year profitability criteria were met. Since January 2008, the Company has maintained a policy which requires that non-employee directors receive a portion of their annual retainer in the form of Alaska Communications stock. This requirement may be suspended for specified periods. Non-employee director stock compensation vests when granted. The directors make an annual election on whether to have the stock issued or to have it deferred.

The following table summarizes the RSU, LTIP and non-employee director stock compensation activity for the year ended December 31, 2018:

		Weighted
		Average
		Grant-Date
	Number of	Fair
	Shares	Value
Nonvested at December 31, 2017	1,223	$2.00
Granted	695	$1.72
Vested	(682)	$1.91
Canceled or expired	(51)	$1.85
Nonvested at December 31, 2018	1,185	$1.88

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

Performance Based Units

The following table summarizes PSU activity for the year ended December 31, 2018:

		Weighted
		Average
		Grant-Date
	Number of	Fair
	Shares	Value
Nonvested at December 31, 2017	1,331	$1.47
Granted	1,243	$0.55
Vested	(126)	$1.77
Canceled or expired	(378)	$1.73
Nonvested at December 31, 2018	2,070	$0.85

The PSUs granted in 2018 will vest in three equal installments, or tranches, if certain stock price thresholds and service thresholds are achieved.

The Company measured the fair value of the 2018 PSUs using a Monte Carlo simulation model as more fully described below. Share-based compensation expense subject to a market condition is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

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

PSUs granted prior to 2017 vest ratably over three years beginning at the grant date, while PSUs granted in 2017 vest at the end of the 2.5-year performance period, subject to achievement of certain performance conditions, achievement of a market condition and approval of the Compensation and Personnel Committee of the Board of Directors. As of December 31, 2018, certain Company performance targets were deemed probable of achievement and the relevant stock compensation was expensed accordingly based on the authoritative accounting guidance on share-based payments.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

Selected Information on Equity Instruments and Share-Based Compensation

Selected information on equity instruments and share-based compensation under the plan for the years ended December 31, 2018 and 2017 is as follows:

	Years Ended
	December 31,
	2018	2017
Total compensation cost for share-based payments	$1,757	$1,509
Weighted average grant-date fair value of equity instruments granted	$0.97	$1.73
Total fair value of shares vested during the period	$1,534	$2,455
Unamortized share-based payments	$1,438	$1,784
Weighted average period in years to be recognized as expense	1.06	1.61

Share-based compensation expense is classified as “Selling, general and administrative expense” in the Company’s Consolidated Statements of Comprehensive Income (Loss).

The Company purchases, from shares authorized under the 2011 Incentive Award Plan, sufficient vested shares to cover minimum employee payroll tax withholding requirements upon the vesting of restricted stock. The Company expects to repurchase approximately 100 shares in 2019. This amount is based upon an estimation of the number of shares of restricted stock awards expected to vest during 2019.

At December 31, 2018, 2,030 shares remain available for future issuance under the Company’s 2011 Incentive Award Plan.

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

The Company reserved 1,500 shares of its common stock for issuance under the 2012 ESPP. The fair value of each purchase right under the 2012 ESPP is charged to compensation expense over the offering period to which the right pertains, and is reflected in total compensation cost for share-based payments in the above table. Shares purchased by employees and the associated compensation expense under the 2012 ESPP, which is reflected in the preceding table, were not material in the years ended December 31, 2018 and 2017.

At December 31, 2018, 340 shares remain available for future issuance under the Company’s 2012 ESPP.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

17.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of financial position at December 31, 2018 and 2017 that sum to the total of these items reported in the statement of cash flows:

	2018	2017
Cash and cash equivalents	$13,351	$4,354
Restricted cash	1,634	11,814
Total cash, cash equivalents and restricted cash	$14,985	$16,168

The following table presents supplemental non-cash transaction information for the years ended December 31, 2018 and 2017:

	2018	2017
Supplemental Non-cash Transactions:
Capital expenditures incurred but not paid at December 31	$4,998	$5,092
Property acquired under capital leases	$-	$1,078
Additions to ARO asset	$805	$228

18.	BUSINESS SEGMENTS

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

The following table presents service and product revenues from external customers for the years ended December 31, 2018 and 2017:

	2018	2017
Business and Wholesale Revenue
Business broadband	$60,934	$61,559
Business voice and other	28,429	26,508
Managed IT services	5,742	4,293
Equipment sales and installations	5,127	4,412
Wholesale broadband	38,362	36,081
Wholesale voice and other	6,000	6,267
Total Business and Wholesale Revenue	144,594	139,120
Consumer Revenue
Broadband	26,144	25,441
Voice and other	11,158	11,676
Total Consumer Revenue	37,302	37,117

Total Business, Wholesale, and Consumer Revenue	181,896	176,237

Regulatory Revenue
Access	30,878	30,974
High cost support	19,694	19,694
Total Regulatory Revenue	50,572	50,668

Total Operating Revenue	$232,468	$226,905

The Company’s revenues are derived entirely from external customers in the United States and its long-lived assets are held entirely in the United States.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

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

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company establishes an accrual when a particular contingency is probable and estimable, and has recorded a litigation accrual totaling $1,200 at December 31, 2018 against certain current claims and legal actions. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

20.	SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

	Quarterly Financial Data
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
2018
Operating revenues	$55,972	$59,578	$58,229	$58,689	$232,468
Gross profit (before charge for depreciation and amortization)	$30,139	$33,036	$31,009	$30,775	$124,959
Operating income	$5,343	$8,288	$5,763	$4,885	$24,279
Net income	$2,069	$3,402	$1,805	$1,712	$8,988
Net income attributable Alaska Communications	$2,101	$3,442	$1,817	$1,720	$9,080
Net income per share attributable to Alaska Communications:
Basic	$0.04	$0.06	$0.03	$0.03	$0.17
Diluted	$0.04	$0.06	$0.03	$0.03	$0.17

2017
Operating revenues	$56,731	$58,536	$56,703	$54,935	$226,905
Gross profit (before charge for depreciation and amortization)	$31,589	$32,082	$30,013	$28,617	$122,301
Operating income	$4,728	$5,756	$3,672	$5,166	$19,322
Net (loss) income	$(708)	$(2,830)	$284	$(2,976)	$(6,230)
Net (loss) income attributable Alaska Communications	$(676)	$(2,798)	$320	$(2,947)	$(6,101)
Net (loss) income per share attributable to Alaska Communications:
Basic	$(0.01)	$(0.05)	$0.01	$(0.06)	$(0.12)
Diluted	$(0.01)	$(0.05)	$0.01	$(0.06)	$(0.12)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018 and 2017
(In Thousands, Except Per Share Amounts)

21.	SUBSEQUENT EVENTS

New Senior Credit Facility

On January 15, 2019, the Company entered into an amended and restated credit facility consisting of an Initial Term A Facility in the amount of $180,000, a Revolving Facility in an amount not to exceed $20,000 and a Delayed-Draw Term A Facility in an amount not to exceed $25,000 (together the “2019 Senior Credit Facility” or “Agreement”). The Agreement also provides for Incremental Term A Loans up to an aggregate principal amount of the greater of $60,000 and trailing twelve month EBITDA, as defined in the Agreement. On January 15, 2019, proceeds from the Initial Term A Facility of $180,000 were used to repay in full the outstanding principal balance of the Term A-1 Facility and Term A-2 Facility under the Company’s 2017 Senior Credit Facility of $112,500 and $59,250, respectively, plus accrued and unpaid interest, pay fees and expenses associated with the Agreement and for general corporate purposes. The 2017 Senior Credit Facility was terminated on January 15, 2019.

Amounts outstanding under the Initial Term A Facility, Revolving Facility, Delayed-Draw Facility and Incremental Term A Loans bear interest at LIBOR plus 4.5% per annum. The Company may, at its discretion and subject to certain limitations as defined in the Agreement, select an alternate base rate at a margin that is 1.0% lower than the counterpart LIBOR margin.

Principal payments on the Initial Term A Facility, Delayed-Draw A Facility and any amounts outstanding under the Incremental Term A Loans are due commencing in the third quarter of 2019 as follows: the third quarter of 2019 through the second quarter of 2020 – 0.625% per quarter; the third quarter of 2020 through the second quarter of 2022 – 1.25% per quarter; the third quarter of 2022 through the second quarter of 2023 – 1.875% per quarter; and the third quarter of 2023 through the fourth quarter of 2023 – 2.5% per quarter. The remaining outstanding principal balance, including any amounts outstanding under the Revolving Facility, is due on January 15, 2024.

The obligations under the 2019 Senior Credit Facility are secured by substantially all of the personal property and real property of the Company, subject to certain agreed exceptions.

The 2019 Senior Credit Facility contains customary representations, warranties and covenants, including covenants limiting the incurrence of debt, the payment of dividends and repurchase of the Company’s common stock.

The 2019 Senior Credit Facility provides for events of default customary for credit facilities of this type, including non-payment defaults on other debt, misrepresentation, breach of covenants, representations and warranties, change of control, and insolvency and bankruptcy.