Form 10-Q
period 2019-03-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2019-05-10
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                       .

Commission File Number: 001-38341

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                       No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	ALSK	The Nasdaq Stock Market LLC

As of May 3, 2019, there were outstanding 53,784,616 shares of Common Stock, $.01 par value, of the registrant.

Exhibit 3.1

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 101.INS

Exhibit 101.SCH

Exhibit 101.CAL

Exhibit 101.DEF

Exhibit 101.LAB

Exhibit 101.PRE

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	March 31,	December 31,
	2019	2018
Assets

Current assets:
Cash and cash equivalents	$22,845	$13,351
Restricted cash	1,632	1,634
Short-term investments	134	134
Accounts receivable, net of allowance of $4,175 and $3,936	25,659	31,472
Materials and supplies	8,362	6,737
Prepayments and other current assets	12,453	12,169
Total current assets	71,085	65,497

Property, plant and equipment	1,395,150	1,390,622
Less: accumulated depreciation and amortization	(1,021,664)	(1,017,442)
Property, plant and equipment, net	373,486	373,180

Deferred income taxes	456	498
Operating lease right of use asset	81,455	-
Other assets	15,483	16,010
Total assets	$541,965	$455,185

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term obligations	$3,418	$2,289
Accounts payable, accrued and other current liabilities	39,153	40,957
Advance billings and customer deposits	4,002	4,024
Operating lease liabilities - current	2,503	-
Total current liabilities	49,076	47,270

Long-term obligations, net of current portion	174,357	168,023
Deferred income taxes	2,336	2,315
Operating lease liabilities - noncurrent	78,662	-
Other long-term liabilities, net of current portion	67,469	67,827
Total liabilities	371,900	285,435
Commitments and contingencies
Alaska Communications stockholders' equity:
Common stock, $.01 par value; 145,000 authorized; 53,610 issued and outstanding at March 31, 2019; 53,268 issued and outstanding at December 31, 2018	536	533
Additional paid in capital	160,704	160,514
Retained earnings	10,666	10,439
Accumulated other comprehensive loss	(2,746)	(2,675)
Total Alaska Communications stockholders' equity	169,160	168,811
Noncontrolling interest	905	939
Total stockholders' equity	170,065	169,750
Total liabilities and stockholders' equity	$541,965	$455,185

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31,
	2019	2018

Operating revenues	$56,909	$55,972

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	25,627	25,833
Selling, general and administrative	16,656	16,012
Depreciation and amortization	8,679	8,787
Gain on disposal of assets, net	(2)	(3)
Total operating expenses	50,960	50,629

Operating income	5,949	5,343

Other income and (expense):
Interest expense	(3,056)	(3,504)
Loss on extinguishment of debt	(2,799)	-
Interest income	75	14
Other income, net	122	104
Total other income and (expense)	(5,658)	(3,386)

Income before income tax (expense) benefit	291	1,957

Income tax (expense) benefit	(98)	112

Net income	193	2,069

Less net loss attributable to noncontrolling interest	(34)	(32)

Net income attributable to Alaska Communications	227	2,101

Other comprehensive (loss) income:
Minimum pension liability adjustment	20	57
Income tax effect	(6)	(16)
Amortization of defined benefit plan loss	121	91
Income tax effect	(34)	(26)
Interest rate swap marked to fair value	(13)	305
Income tax effect	4	(87)
Reclassification to interest expense	(227)	(25)
Income tax effect	64	7
Total other comprehensive income	(71)	306

Total comprehensive income attributable to Alaska Communications	156	2,407

Net loss attributable to noncontrolling interest	(34)	(32)
Total other comprehensive income attributable to noncontrolling interest	-	-
Total comprehensive loss attributable to noncontrolling interest	(34)	(32)

Total comprehensive income	$122	$2,375

Net income per share attributable to Alaska Communications:
Basic	$0.00	$0.04
Diluted	$0.00	$0.04

Weighted average shares outstanding:
Basic	53,382	52,681
Diluted	54,605	53,857

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited, In Thousands Except Per Share Amounts)

	Alaska Communications Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other
		Common	Paid in	(Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Stock	Capital	Deficit)	Loss	Interest	Equity

Three Months Ended March 31, 2019

Balance at December 31, 2018	53,268	$533	$160,514	$10,439	$(2,675)	$939	$169,750

Total comprehensive income (loss)	-	-	-	227	(71)	(34)	122

Stock compensation	-	-	498	-	-	-	498

Surrender of shares to cover minimum withholding taxes on stock-based compensation	-	-	(305)	-	-	-	(305)

Issuance of common stock, pursuant to stock plans, $.01 par	342	3	(3)	-	-	-	-

Balance at March 31, 2019	53,610	$536	$160,704	$10,666	$(2,746)	$905	$170,065

Three Months Ended March 31, 2018

Balance at December 31, 2017	52,526	$525	$158,969	$(3,579)	$(2,396)	$991	$154,510

Cumulative effect of new accounting principles adopted	-	-	-	4,938	-	-	4,938

Total comprehensive income (loss)	-	-	-	2,101	306	(32)	2,375

Stock compensation	-	-	242	-	-	-	242

Surrender of shares to cover minimum withholding taxes on stock-based compensation	-	-	(410)	-	-	-	(410)

Issuance of common stock, pursuant to stock plans, $.01 par	585	6	(6)	-	-	-	-

Contributions from noncontrolling interest	-	-	-	-	-	40	40

Balance at March 31, 2018	53,111	$531	$158,795	$3,460	$(2,090)	$999	$161,695

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$193	$2,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,679	8,787
Gain on disposal of assets, net	(2)	(3)
Amortization of debt issuance costs and debt discount	303	356
Loss on extinguishment of debt	2,799	-
Amortization of deferred capacity revenue	(1,126)	(947)
Stock-based compensation	498	242
Income tax expense (benefit)	98	(112)
Charge for uncollectible accounts	(697)	537
Amortization of right-of-use assets	565	-
Other non-cash expense, net	121	90
Changes in operating assets and liabilities	4,044	2,402
Net cash provided by operating activities	15,475	13,421

Cash Flows from Investing Activities:
Capital expenditures	(8,563)	(8,680)
Capitalized interest	(355)	(420)
Change in unsettled capital expenditures	(1,121)	(1,272)
Net cash used by investing activities	(10,039)	(10,372)

Cash Flows from Financing Activities:
Repayments of long-term debt	(171,758)	(8,807)
Proceeds from the issuance of long-term debt	180,000	7,000
Debt issuance costs and discounts	(2,659)	-
Cash paid for debt extinguishment	(1,222)	-
Cash proceeds from noncontrolling interest	-	40
Payment of withholding taxes on stock-based compensation	(305)	(410)
Net cash provided (used) by financing activities	4,056	(2,177)

Change in cash, cash equivalents and restricted cash	9,492	872
Cash, cash equivalents and restricted cash, beginning of period	14,985	16,168

Cash, cash equivalents and restricted cash, end of period	$24,477	$17,040

Supplemental Cash Flow Data:
Interest paid	$3,075	$3,441
Income taxes paid, net	$10	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes the disclosures made are adequate to make the information presented not misleading.

See Note 10 “Leases” for a summary of the Company’s lease accounting policies and related disclosures.

The Company consolidates the financial results of the AQ-JV based on its determination that, for accounting purposes, it holds a controlling financial interest in the joint venture and is the primary beneficiary of this variable interest entity. The Company has accounted for and reported QHL’s fifty percent ownership interest in the joint venture as a noncontrolling interest. See Note 3 “Joint Venture” for additional information.

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income and cash flows for all periods presented. Comprehensive income for the three-month period ended March 31, 2019, is not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2018 has been derived from the audited financial statements as of that date but does not include all information and notes required by GAAP for complete financial statements. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”) on a modified retrospective basis. Accordingly, information presented for periods prior to the quarter ending March 31, 2019 have not been recast. Adoption of ASC 842 resulted in the establishment of right-of-use (“ROU”) assets and associated liabilities totaling $82,020 representing the Company’s right to use the underlying assets and the present value of the future lease payments over the terms of the Company’s operating leases. The Company elected the package of practical expedients, which among other things, does not require reassessment of lease classification. Adoption of ASC 842 did not have a material effect on the Company’s finance leases and its consolidated statements of Comprehensive Income and Cash Flows. See Note 10 “Leases” for a summary of the Company’s lease accounting policies and other disclosures required under ASC 842.

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2017-12, “Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12”) on a prospective basis. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and, for qualifying hedges, requires the entire change in the fair value of the hedging instrument to be presented in the same income statement line as the hedged item. The Company’s only hedge, consisting of a pay-fixed, receive-floating interest rate swap, is fully effective. Therefore, adoption of ASU 2017-12 did not have any impact on the Company’s financial statements. See Note 4 “Fair Value Measurements and Derivative Financial Instruments” for the disclosures required by ASU 2017-12.

Effective January 1, 2019, the Company adopted ASU No 2018-16, “Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2018-16”). Permitting use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes will facilitate the London Interbank Offered Rate (“LIBOR”) to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies. ASU 2018-16 was required to be adopted concurrently with ASU 2017-12. Adoption of ASU 2018-16 did not affect the Company’s financial statements and related disclosures.

Accounting Pronouncements Issued Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The amendments in ASU 2016-13, and subsequent amendments, introduce a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the ASU 2016-13 will have on its financial statements and related disclosures.

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

2.                REVENUE RECOGNITION

Revenue Recognition Policies

Revenue Accounted for in Accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”)

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Disaggregation of Revenue

The following table provides the Company’s revenue disaggregated on the basis of its primary markets, customers, products and services for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue
Business and Wholesale Revenue
Business broadband	$15,208	$-	$15,208	$13,600	$-	$13,600
Business voice and other	7,001	-	7,001	6,851	-	6,851
Managed IT services	1,659	-	1,659	1,265	-	1,265
Equipment sales and installations	880	-	880	922	-	922
Wholesale broadband	8,551	-	8,551	8,056	-	8,056
Wholesale voice and other	1,426	-	1,426	1,488	-	1,488
Operating leases and other deferred revenue	-	1,770	1,770	-	1,581	1,581

Total Business and Wholesale Revenue	34,725	1,770	36,495	32,182	1,581	33,763

Consumer Revenue
Broadband	6,468	-	6,468	6,492	-	6,492
Voice and other	2,733	-	2,733	2,877	-	2,877

Total Consumer Revenue	9,201	-	9,201	9,369	-	9,369

Regulatory Revenue
Access (1)	5,116	-	5,116	6,207	-	6,207
Access (2)	-	1,173	1,173	-	1,710	1,710
High-cost support	-	4,924	4,924	-	4,923	4,923

Total Regulatory Revenue	5,116	6,097	11,213	6,207	6,633	12,840

Total Revenue	$49,042	$7,867	$56,909	$47,758	$8,214	$55,972

(1)     Includes customer ordered service and special access.

(2)     Includes carrier of last resort and carrier common line.

Business broadband revenue includes revenue associated with rural health care customers. Consumer voice and other revenue includes revenue associated with the FCC’s Lifeline program.

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018

Services transferred over time	$43,046	$40,629
Goods transferred at a point in time	880	922
Regulatory access revenue (1)	5,116	6,207
Total revenue	$49,042	$47,758

(1)	Includes customer ordered service and special access.

Transaction Price Allocated to Remaining Performance Obligations

The aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with customers that are unsatisfied, or partially unsatisfied, accounted for in accordance with ASC 606 was approximately $97,680 at March 31,2019. Revenue will be recognized as the Company satisfies the associated performance obligations. For equipment delivery, installation and configuration, and certain managed IT services, which comprise approximately $1,411 of the total, the performance obligation is currently expected to be satisfied during the next twelve months. For business broadband, voice and other managed IT services, which comprise approximately $96,269 of the total, the performance obligation will be satisfied as the service is provided over the terms of the contracts, which range from one to ten years. The Company’s agreements with its consumer customers are typically on a month-to-month basis. Therefore, the Company’s provision of future service to these customers is not reflected in the above discussion of future performance obligations.

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

The table below provides a reconciliation of the contract assets associated with contracts with customers accounted for in accordance with ASC 606 for the three-month period ended March 31, 2019. Contract modifications and cancellations did not have a material effect on contract assets in the three-month period ended March 31, 2019. Contract assets are classified as “Other assets” on the consolidated balance sheet.

Balance at January 1	$8,052
Contract additions	618
Amortization	(952)
Balance at March 31	$7,718

The Company recorded a credit to the provision for uncollectible accounts receivable of $697 in the three-month period ended March 31, 2019 associated with its contracts with customers. See Note 5 “Accounts Receivable.”

The table below provides a reconciliation of the contract liabilities associated with contracts with customers accounted for in accordance with ASC 606 for the three-month period ended March 31, 2019. Contract liabilities consist of deferred revenue and are included in “Accounts payable, accrued and other current liabilities” and “Other long-term liabilities, net of current portion.”

Balance at January 1	$2,766
Contract additions	1,091
Revenue recognized	(255)
Balance at March 31	$3,602

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

The Company determined that the Joint Venture is a Variable Interest Entity as defined in ASC 810, “Consolidation.” The Company consolidates the financial results of AQ-JV based on its determination that, the fifty percent voting interest of each party notwithstanding, for accounting purposes it holds a controlling financial interest in, and is the primary beneficiary of, the joint venture. This determination was based on (i) the Company’s expected future utilization of certain assets of the joint venture in the operation of the Company’s business; and (ii) the Company’ engineering, design, installation, service and maintenance expertise in the telecom industry and its existing relationships and presence in the Alaska telecom market are expected to be significant factors in the successful operation of the joint venture. There was no gain or loss recognized by the Company on the initial consolidation of the joint venture. The Company has accounted for and reported QHL’s fifty percent ownership interest in AQ-JV as a noncontrolling interest.

The table below provides certain financial information about the joint venture included on the Company’s consolidated balance sheet at March 31, 2019 and December 31, 2018. Cash may be utilized only to settle obligations of the joint venture. Because the joint venture is an LLC, and the Company has not guaranteed its operations, the joint venture’s creditors do not have recourse to the general credit of the Company.

	2019	2018
Cash	$270	$270
Property, plant and equipment, net of accumulated depreciation of $334 and $309	$1,807	$1,832

The operating results and cash flows of the joint venture in the three-month periods of 2019 and 2018 were not material to the Company’s consolidated financial results.

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

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and financing leases approximate carrying values due to their nature. The carrying values of the Company’s senior credit facilities and other long-term obligations of $180,001 and $172,494 at March 31, 2019 and December 31, 2018, respectively, approximate fair value primarily as a result of the stated interest rates of the 2019 Senior Credit Facility approximating current market rates (Level 2).

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, at each hierarchical level. There were no transfers into or out of Levels 1 and 2 during the first three months of 2019:

	March 31, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other assets:
Interest rate swaps	$218	$-	$218	$-	$458	$-	$458	$-

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

In 2017, as required under the terms of its 2017 Senior Credit Facility, the Company entered into a pay-fixed, receive-floating interest rate swap in the notional amount of $90,000, with an interest rate of 6.49425%, inclusive of a 5.0% LIBOR spread, and a maturity date of June 28, 2019. Under the terms of the 2019 Senior Credit Facility, the Company is required to enter into or obtain an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings under the agreement of a minimum of $90,000 with a weighted average life of at least two years. Upon repayment of the outstanding principal balance of the 2017 Senior Credit Facility on January 15, 2019, this swap was assigned to the 2019 Senior Credit Facility. Changes in fair value of this interest rate swap are recorded to accumulated other comprehensive loss and reclassified to interest expense when the hedged transaction is recognized in earnings. See Note 8 “Long-Term Obligations” and Note 11 “Accumulated Other Comprehensive Loss.”

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents the notional amount, fair value and balance sheet classification of the Company’s derivative financial instruments designated as cash flow hedges as of March 31, 2019 and December, 31, 2018:

		Notional	Fair
	Balance Sheet Location	Amount	Value
At March 31, 2019:
Interest rate swaps	Other assets	$90,000	$218

At December 31, 2018:
Interest rate swaps	Other assets	$90,000	$458

The following table presents gains and losses before income taxes on the Company’s interest rate swap designated as a cash flow hedge for the three-month periods ending March 31, 2019 and 2018.

	Three Months Ended
	March 31,
	2019	2018
(Loss) gain recognized in accumulated other comprehensive loss	$(13)	$305
Gain reclassified from accumulated other comprehensive loss to income	227	25

The following table presents the effect of cash flow hedge accounting on the Company’s Statements of Comprehensive Income for the three-month periods ending March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Recorded as Interest Expense:
Hedged interest payments	$(1,594)	$(1,487)
Gain on interest rate swap	227	25

5.      ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at March 31, 2019 and December 31, 2018:

	2019	2018
Retail customers	$19,537	$21,732
Wholesale carriers	6,145	9,315
Other	4,152	4,361
	29,834	35,408
Less: allowance for doubtful accounts	(4,175)	(3,936)
Accounts receivable, net	$25,659	$31,472

The following table presents the activity in the allowance for doubtful accounts for the three-month period ended March 31, 2019, which is associated entirely with the Company’s contracts with customers:

2019
Balance at January 1	$3,936
Provision for uncollectible accounts	(697)
Charged to other accounts	1,252
Deductions	(316)
Asset at December 31	$4,175

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

As of March 31, 2019, USAC had issued funding commitment letters for all of the Company’s rural health care customer applications for Funding Year 2018 (July 1, 2018 through June 30, 2019). Accounts receivable, net, associated with rural health care customers was $5,198 and $8,122 at March 31, 2019 and December 31, 2018, respectively. Rural health care accounts are a component of the retail customers category in the above table.

6.     OTHER CURRENT ASSETS

Prepayments and other current assets consist of the following at March 31, 2019 and December 31, 2018:

	2019	2018
Income tax receivable	$5,091	$5,087
Prepaid expense	4,144	3,878
Other	3,218	3,204
Total prepayments and other current assets	$12,453	$12,169

7.      CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities consist of the following at March 31, 2019 and December 31, 2018:

	2019	2018
Accounts payable - trade	$11,889	$14,627
Accrued payroll, benefits, and related liabilities	15,148	13,473
Deferred capacity and other revenue	5,697	6,095
Other	6,419	6,762
Total accounts payable, accrued and other current liabilities	$39,153	$40,957

Advance billings and customer deposits consist of the following at March 31, 2019 and December 31, 2018:

	2019	2018
Advance billings	$3,970	$3,992
Customer deposits	32	32
Total advance billings and customer deposits	$4,002	$4,024

8.     LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at March 31, 2019 and December 31, 2018:

	2019	2018
2019 senior secured credit facility due 2025	$180,000	$-
Debt discount	(2,759)	-
Debt issuance costs	(2,226)	-
2017 senior secured credit facility due 2023	-	171,750
Debt discount	-	(2,024)
Debt issuance costs	-	(2,182)
Capital leases and other long-term obligations	2,760	2,768
Total long-term obligations	177,775	170,312
Less current portion	(3,418)	(2,289)
Long-term obligations, net of current portion	$174,357	$168,023

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

As of March 31, 2019, the aggregate maturities of long-term obligations were as follows:

2019 (April 1 - December 31)	$2,281
2020 (January 1 - December 31)	6,802
2021 (January 1 - December 31)	9,067
2022 (January 1 - December 31)	11,333
2023 (January 1 - December 31)	15,851
2024 (January 1 - December 31)	135,122
Thereafter	2,304
Total maturities of long-term obligations	$182,760

2019 Senior Credit Facility

On January 15, 2019, the Company entered into an amended and restated credit facility consisting of an Initial Term A Facility in the amount of $180,000, a Revolving Facility in an amount not to exceed $20,000 and a Delayed-Draw Term A Facility in an amount not to exceed $25,000 (together the “2019 Senior Credit Facility” or “Agreement”). The Agreement also provides for Incremental Term A Loans up to an aggregate principal amount of the greater of $60,000 and trailing twelve month EBITDA, as defined in the Agreement. On January 15, 2019, proceeds from the Initial Term A Facility of $178,335, net of discounts of $1,665, were used to repay in full the outstanding principal balance of the Term A-1 Facility and Term A-2 Facility under the Company’s 2017 Senior Credit Facility of $112,500 and $59,250, respectively, pay accrued and unpaid interest of $590, and pay fees and expenses associated with the transaction totaling $2,216. The 2017 Senior Credit Facility was terminated on January 15, 2019. Discounts, debt issuance costs and fees associated with the 2019 Senior Credit Facility totaling $2,659 were deferred and will be charged to interest expense over the term of the agreement.

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

There were no amounts outstanding under the Revolving Facility, Delayed-Draw Term A Facility and Incremental Term A Loans at March 31, 2019.

The obligations under the 2019 Senior Credit Facility are secured by substantially all the personal property and real property of the Company, subject to certain agreed exceptions.

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

Under the terms of the 2019 Senior Credit Facility, the Company is required to enter into or obtain an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings under the agreement of a minimum of $90,000 with a weighted average life of at least two years. Upon repayment of the outstanding principal balance of the 2017 Senior Credit Facility on January 15, 2019, the pay-fixed, receive-floating interest rate swap in the notional amount of $90,000, with an interest rate of 6.49425%, inclusive of a 5.0% LIBOR spread, and a maturity date of June 28, 2019 was assigned to the 2019 Senior Credit Facility. In the second quarter of 2019, the Company will obtain an interest rate hedge covering the period subsequent to June 28, 2019.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

2017 Senior Credit Facility

On January 15, 2019, the Company utilized proceeds from the 2019 Senior Credit Facility to repay in full the outstanding principal balance of its 2017 Senior Credit Facility in the amount of $171,750. The Company recorded a loss of $2,799 on the extinguishment of debt associated with this transaction, including the write-off of debt issuance costs and third-party fees.

9.     OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at March 31, 2019 and December 31, 2018:

	2019	2018
Deferred GCI capacity revenue, net of current portion	$30,596	$31,113
Other deferred IRU capacity revenue, net of current portion	25,144	25,732
Other deferred revenue, net of current portion	2,822	2,113
Other	8,907	8,869
Total other long-term liabilities	$67,469	$67,827

10.     LEASES

The Company adopted the provisions of ASC 842 effective in the first quarter of 2019 on a modified retrospective basis. Refer to Note 1 “Summary of Significant Accounting Policies” for a summary of the effect of initial adoption on the Company’s consolidated financial statements.

The Company applied the following practical expedients as provided for under ASC 842:

(i)	The determination of whether expired or existing contracts contain leases at the date of adoption was not reassessed;
(ii)	The classification of existing or expired leases at the date of adoption was not reassessed;
(iii)	The provisions of ASC 842 were not applied to lease agreements with a term of 12 months or less;
(iv)	Non-lease components, which are not material, were combined with lease components and, accordingly consideration was not allocated between these two elements;
(v)	Existing lease agreements were not reassessed to identify any initial direct costs; and
(vi)	Hindsight was applied to determine changes in lease terms and assess for the impairment of ROU assets.

Lease Agreements Under Which the Company is the Lessee

The Company enters into agreements for land, land easements, access rights, IRUs, co-located data centers, buildings, equipment, pole attachments and personal property. These assets are utilized in the provision of broadband and telecommunications services to the Company’s customers. An agreement is determined to be a lease if it coveys to the Company the right to control the use of an identified asset for a period of time in exchange for consideration. Control is defined as the Company having both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset. This determination is made at contract inception. Operating leases are included in operating lease ROU assets and current and noncurrent operating lease liabilities on the consolidated balance sheet. Finance leases are included in property, plant and equipment and current portion of long-term obligations and long-term obligations on the consolidated balance sheet.

ROU assets represent the Company’s right to use the underlying asset for the term of the operating lease and operating lease liabilities represent the Company’s obligation to make lease payments over the term of the lease. ROU assets and operating lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payments over the term of the lease.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The terms of the Company’s leases are primarily fixed. A limited number of leases include a variable payment component based on a pre-determined percentage or index.

Most of the Company’s lease agreements include extension options which vary between leases but are generally consistent with industry practice. Extension options are exercised as required to meet the Company’s service obligations and other business requirements. Extension options are included in the determination of the ROU asset if, at lease inception, it is reasonably certain that the option will be exercised.

Certain leases include a provision for early termination, typically in return for an agreed amount of consideration. The terms of these provisions vary by contract. Upon the exercise of an early termination option, the ROU asset and associated liability are remeasured to reflect the present value of the revised cash flows. There were no early terminations recorded in the three-month period ended March 31, 2019.

The Company’s operating and financing lease agreements do not include residual value guarantees, embedded leases or impose material restriction or covenants on the Company’s operations. It has no lease arrangements with related parties. The Company has sublease arrangements associated with certain leased assets. Such arrangements are not material.

The Company entered into additional operating lease commitments that had not yet commenced as of March 31, 2019 with a present value totaling approximately $450. These leases are primarily associated with the Company’s CAF Phase II services, are expected to commence beginning in during 2019, and have terms of 25 years.

The discount rate applied to determine the present value of the future lease payments is based on the Company’s incremental borrowing rate which is derived from recent secured borrowing arrangements entered into by the Company and publicly available information for instruments with similar terms.

The Company did not recognize any short-term lease cost, variable lease cost, enter into any sale and leaseback transactions or obtain right-of-use assets in exchange for operating and finance leases during the three-month period ended March 31, 2019.

The following tables provide certain quantitative information about the Company’s lease agreements under which it is the lessee as of and for the three-month period ended March 31, 2019. The maturities of lease liabilities are presented in twelve-month increments beginning April 1, 2019.

Three Months Ended
March 31, 2019
Lease Cost

Finance lease cost:
Amortization of right-of-use asset	$20
Interest on lease liabilities	68
Operating lease costs	1,955
Total lease cost	$2,043

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

At
March 31, 2019
Balance Sheet Information

Operating leases:
ROU assets	$81,455

Liabilities - current	$2,503
Liabilities - noncurrent	78,662
Total liabilities	$81,165

Finance leases:
Property, plant and equipment	$2,519
Accumulated depreciation and amortization	(1,390)
Property, plant and equipment, net	$1,129

Current portion of long-term obligations	$42
Long-term obligations, net of current portion	2,717
Total finance lease liabilities	$2,759

	At March 31, 2019
	Operating	Financing
	Leases	Leases
Maturities of Lease Liabilities

Year 1	$7,428	$312
Year 2	7,351	320
Year 3	7,231	329
Year 4	7,175	338
Year 5	6,960	347
Thereafter	161,286	3,740
Total lease payments	197,431	5,386
Less imputed interest	(116,765)	(2,627)
Total present value of lease obligations	80,666	2,759
Present value of current obligations	(2,004)	(42)
Present value of long-term obligations	$78,662	$2,717

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Other Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$68
Operating cash flows from operating leases	2,276
Financing cash flows from finance leases	9
Weighted-average remaining lease term (in years):
Finance leases	14
Operating leases	30
Weighted-average discount rate:
Finance leases	9.8%
Operating leases	6.9%

Lease Agreements Under Which the Company is the Lessor

The Company’s agreements under which it is the lessor are primarily associated with the use of its network assets, including IRUs for fiber optic cable, colocation and buildings. An agreement is determined to be a lease if it coveys to the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. Control is defined as the lessee having both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset. This determination is made at contract inception. Exchanges of IRUs with other carriers are accounted for as leases if the arrangement has commercial substance. All of the Company’s agreements under which it is the lessor have been determined to be operating leases.

Lease payments are recognized as income on a straight-line basis over the term of the agreement, including scheduled changes in payments not based on an index or otherwise determined to be variable in nature. Any changes in payments based on an index are reflected in income in the period of the change. The underlying leased asset is reported as a component of property, plant and equipment on the balance sheet.

Initial direct costs associated with the lease incurred by the Company are deferred and expensed over the term of the lease.

Certain of the Company’s operating lease agreements include extension options which vary between leases but are generally consistent with industry practice. Extension options are not included in the determination of lease income unless, at lease inception, it is reasonably certain that the option will be exercised.

The Company’s operating leases do not include purchase options.

Certain leases include a provision for early termination, typically in return for an agreed amount of consideration. The terms of these provisions vary by contract. Upon the exercise of an early termination option, any deferred rent receivable, deferred income and unamortized initial direct costs are written off. The underlying asset is assessed for impairment giving consideration to the Company’s ability to utilize the asset in its business. There were no early terminations recorded in the three-month period ended March 31, 2019.

The Company does not have material sublease arrangements as the lessor or lease arrangements with related parties.

The Company did not have sales-type leases or direct financing leases as of March 31, 2019.

The underlying assets associated with the Company’s operating leases are accounted for under ASC 360, “Property, Plant and Equipment.” The assets are depreciated on a straight-line basis over their estimated useful life, including any periods in which the Company expects to utilize the asset subsequent to termination of the lease.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The Company’s operating lease agreements may include a non-lease component associated with operation and maintenance services. Consideration received for these services are recognized as income on a straight-line basis consistently with the lease components. Certain operating lease arrangements include a separate maintenance and service agreement. Consideration received under these separate agreements are recognized as income when the relevant service is provided to the lessee.

The following tables provide certain quantitative information about the Company’s operating lease agreements under which it is the lessor as of and for the three-month period ended March 31, 2019. Lease income is classified as revenue on the Statement of Comprehensive Income. The carrying value of the underlying leased assets is not material.

Three Months Ended
March 31, 2019
Lease Income

Total lease income	$861

At March, 31
2019
Maturities of Future Undiscounted Lease Payments

Year 1	$1,160
Year 2	1,113
Year 3	810
Year 4	331
Year 5	320
Thereafter	2,781
Total future undiscounted lease payments	$6,515

11.          ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive income (loss) for the three-month period ended March 31, 2019:

	Defined
	Benefit
	Pension	Interest
	Plan	Rate Swaps	Total
Balance at December 31, 2018	$(3,003)	$328	$(2,675)
Other comprehensive income before reclassifications	14	(9)	5
Reclassifications from accumulated comprehensive income (loss) to net income	87	(163)	(76)
Net other comprehensive income	101	(172)	(71)
Balance at March 31, 2019	$(2,902)	$156	$(2,746)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table summarizes the reclassifications from accumulated other comprehensive loss to net income for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Amortization of defined benefit plan pension items:
Amortization of loss	$121	$91
Income tax effect	(34)	(26)
After tax	87	65

Amortization of gain on interest rate swap:
Reclassification to interest expense	(227)	(25)
Income tax effect	64	7
After tax	(163)	(18)
Total reclassifications, net of income tax	$(76)	$47

Amounts reclassified to net income from our defined benefit pension plan and interest rate swaps have been presented within “Other income (expense), net” and “Interest expense,” respectively, in the Statements of Comprehensive Income. The estimated amount to be reclassified from accumulated other comprehensive income as a reduction in interest expense within the next twelve months is $218. See Note 4 “Fair Value Measurements and Derivative Financial Instruments.”

12.          STOCK INCENTIVE PLANS

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table summarizes the RSU, LTIP and non-employee director stock compensation activity for the nine-month period ended March 31, 2019:

		Weighted
		Average
		Grant Date
	Number	Fair
	of Units	Value
Nonvested at December 31, 2018	1,185	$1.88
Granted	-	-
Vested	(518)	1.91
Canceled or expired	(7)	1.73
Nonvested at March 31, 2019	660	$1.86

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

The following table summarizes the PSU activity for the three-month period ended March 31, 2019.

		Weighted
		Average
		Grant Date
	Number	Fair
	of Units	Value
Nonvested at December 31, 2018	2,070	$0.85
Granted	-	-
Vested	-	-
Canceled or expired	(238)	1.74
Nonvested at March 31, 2019	1,832	$0.74

The following table provides selected information about the Company’s share-based compensation as of and for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Total compensation cost for share-based payments	$498	$242
Weighted average grant-date fair value of equity instruments granted (per share)	$-	$1.80
Total fair value of shares vested during the period	$991	$1,524

At March 31:
Unamortized share-based payments	$947	$1,156
Weighted average period (in years) to be recognized as expense	1.0	1.7

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

Effective in 2015, the Company discontinued use of the “if converted” method in calculating diluted earnings per share in connection with its contingently convertible debt. Accordingly, 977 shares related to the 6.25% Notes were excluded from the calculation of diluted earnings per share for the three-month period ended March 31, 2018. On May 1, 2018, the Company repurchased the outstanding balance of the 6.25% Notes. See Note 8 “Long-Term Obligations.”

The calculation of basic and diluted earnings per share for the three-month periods ended March 31, 2019 and 2018 are as follows:

	Three Months Ended
	March 31,
	2019	2018

Net income attributable to Alaska Communications	$227	$2,101

Weighted average common shares outstanding:
Basic shares	53,382	52,681
Effect of stock-based compensation	1,223	1,176
Diluted shares	54,605	53,857

Net income per share attributable to Alaska Communications:
Basic	$0.00	$0.04
Diluted	$0.00	$0.04

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

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. As of March 31, 2019, this plan is not fully funded under the Employee Retirement Income Security Act of 1974, as amended.

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Interest cost	$150	$141
Expected return on plan assets	(170)	(198)
Amortization of loss	141	148
Net periodic pension expense	$121	$91

Net periodic pension expense is included in the line item “Other income (expense), net” in the Statements of Comprehensive Income.

15. SUPPLEMENTAL CASH FLOW INFORMATION

Restricted cash of $1,632 at March 31, 2019 consisted of certificates of deposit of $1,600 required under the terms of certain contracts to which the Company is a party and other restricted cash of $32. Restricted cash of $1,634 at December 31, 2018 consisted of certificates of deposit of $1,600 required under the terms of certain contracts to which the Company is a party and other restricted cash of $34.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of financial position at March 31, 2019 and 2018 that sum to the total of these items reported in the statement of cash flows:

	March 31,
	2019	2018
Cash and cash equivalents	$22,845	$5,226
Restricted cash	1,632	11,814
Total cash, cash equivalents and restricted cash	$24,477	$17,040

The following table presents supplemental non-cash transaction information for the three-month periods ended March 31, 2019 and 2018:

	2019	2018
Supplemental Non-cash Transactions:
Capital expenditures incurred but not paid at March 31	$3,878	$3,820
Additions to ARO asset	$7	$4

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

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company establishes an accrual when a particular contingency is probable and estimable, and has recorded litigation accruals totaling $1,091 at March 31, 2019 against certain current claims and legal actions. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•

Governmental and public policy changes and investigations, including on-going changes in our revenues, or obligations for current and prior periods related to these programs, resulting from regulatory actions affecting inter-carrier compensation, and on-going support for federal and state programs such as Essential Network Support obligations and the rural health care universal service support mechanism such as ascertainment of the “urban rate” and “rural rate” used to determine federal support payments for services we provide to the majority of our rural health care customers for current and prior periods, as well as our ability to comply with the regulatory requirements to contribute to the Universal Service Fund and receive support payments from that fund

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

•	unanticipated damage to one or more of our undersea fiber optic cables resulting from construction or digging mishaps, fishing boats or other reasons
•	structural declines for voice and other legacy services within the telecommunications industry
•	a maintenance or other failure of our network or data centers
•	a failure of information technology systems
•	our ability to invest sufficiently in our underlying physical infrastructure, including buildings, fleet and related equipment
•	a third-party claim that the Company is infringing upon their intellectual property, resulting in litigation or licensing expenses, or the loss of our ability to sell or support certain products
•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan
•	the success or failure of any future acquisitions or other major transactions
•	geologic or other natural disturbances relevant to the location of our operations
•	our ability to meet the terms of our financing agreements and to draw down additional funds under the facility to meet our liquidity needs
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

•	our success in providing broadband solutions to the North Slope and western Alaska
•	our ability to repurchase shares of our Common Stock under our repurchase program
•	the success of the Company’s expansion into managed IT services, including the execution of those services for customers
•	our internal control over financial reporting may not be effective, which could cause our financial reporting to be unreliable
•	the matters described under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Alaska Economy

We operate in a geographically diverse state with unique characteristics. We monitor the state of the economy and, in doing so, we compare Alaska economic activity with broader economic conditions. In general, we believe that the Alaska telecommunications market, as well as general economic activity in Alaska, is affected by certain economic factors, which include:

●	investment activity in the oil and gas markets and the price of crude oil
●	tourism levels
●	governmental spending and activity of military personnel
●	the price trends of bandwidth
●	the growth in demand for bandwidth
●	decline in demand for voice and other legacy services
●	local customer preferences
●	unemployment levels
●	housing activity and development patterns

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

Regulatory Update

The items reported under Part I, Item 1. Business – Regulation in our Annual Report on Form 10-K for the year ended December 31, 2018, are updated as follows. This section should be read in conjunction with the corresponding items previously disclosed in our Annual Report.

US Federal Regulatory Matters

Rural Health Care Support Program

As described in our most recent Form 10-K, in November 2018, USAC approved the rural rates for the services we provide to our rural healthcare customers for Funding Year 2018, which began on July 1, 2018 and ends on June 30, 2019.

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

On October 31, 2016, the FCC released its order adopting CAF Phase II (“CAF II”) for price cap carriers in Alaska. Alaska Communications is the only price cap carrier in Alaska and, under the CAF II order, we will receive approximately $19.7 million annually (the same amount we received as CAF I high cost frozen support) for the ten-year period starting January 1, 2016 and continuing through December 31, 2025. To receive this support, we committed to provide voice and broadband Internet access service to 31,571 locations in census blocks that are unserved or only partially served by any unsubsidized competitor. These will include approximately 26,000 locations that did not previously have access to broadband Internet access service.

On December 28, 2017, Alaska Communications filed a notice with the FCC proposing to serve 4,762 unique geocoded locations (encompassing 6,056 unserved customer locations because some are in multi-unit buildings) in partially-served census blocks to partially fulfill this requirement. On March 27, 2018, GCI filed a challenge at the FCC, asserting that GCI serves 3,099 of these locations, and we filed a response, disputing that assertion. On September 28, 2018, the FCC granted our request with respect to 1,713 unique geocoded locations, which will assist us in meeting our CAF Phase II deployment obligation.

In addition, on June 21, 2018, we filed a supplemental notice with the FCC proposing to serve an additional 3,252 unique geocoded locations (encompassing 4,691 unserved customer locations) in partially-served census blocks, again to partially fulfill our CAF Phase II deployment obligation. On September 4, 2018, GCI filed a challenge at the FCC, asserting that it serves 2,604 of those 3,253 locations. On March 5, 2019, the FCC found that 647 of the 3,252 proposed locations are eligible for CAF Phase II, and granted our request to include 14 additional unserved census blocks as eligible for CAF Phase II broadband deployment. On May 6, 2019, as required under the FCC’s original October 31, 2016 CAF II Order, we filed a proposed confidential deployment plan identifying the 31,571 eligible customer locations where, subject to technological advances, deployment challenges, and market conditions, we propose to offer voice and broadband Internet access services by December 31, 2025. If however, our expectations concerning these factors do not emerge as planned over that time period, it may be more difficult and costly to meet our CAF Phase II deployment obligations.

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

We are continuing to work toward meeting our CAF Phase II obligations in a capital-efficient manner, including the potential to deliver broadband Internet access services meeting CAF Phase II requirements using our fixed wireless platform.

Satellite Services

On February 16, 2018, the FCC granted our application for a license to operate a network of C-band satellite earth stations to be used to serve our customers that cannot be reached by terrestrial middle mile facilities. Under that license, we are authorized to use up to 72 MHz of C-band spectrum on Eutelsat’s satellite, E115WB, for a term of 15 years. In June 2018, the FCC granted our application to expand that network to include new customer sites, and we have since requested authority to double the amount of spectrum we are authorized to use, up to 144 MHz, and serve additional sites. We expect this arrangement to provide us with greater predictability and stability in the availability and cost of long-haul transport connectivity to our customers that must be served by satellite. Since that time, we have continued to expand our C-band network.

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

In October 2018, the FCC also opened a proceeding to examine possible new terrestrial uses of the 6 GHz band, including the 5.925-6.425 GHz spectrum used for C-band satellite uplink transmissions originating from terrestrial earth stations to geostationary satellites in orbit. Because C-band earth stations are transmitting in that band, not receiving, we expect any increase in terrestrial use of the 6 GHz band to have a less severe impact on our satellite C-band network than would use of the 3.7 - 4.2 GHz receive band. Nevertheless, we are unable at this time to predict the outcome of these proceedings, or to assess any potential future impact on our C-band satellite services.

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

Other State Regulatory Matters

The RCA opened three dockets on July 27, 2016 to investigate the continued need for COLR funding in competitive areas. Two of the dockets investigating the continued need for COLR funding affect the Fairbanks and Juneau markets. On May 24, 2017, the RCA issued an order approving the 2016 COLR filing for ACSF but denying the 2016 COLR filing for ACSAK and terminating its COLR status and related support. ACSAK petitioned for reconsideration which was denied, and on July 14, 2017, ACSAK filed a notice of appeal in the Anchorage Superior Court. ACSAK filed its appellant brief on March 1, 2018 simultaneously with MTA. COLR support continued during the appeal.

Oral arguments were held on the COLR matter in January 2019, after which the RCA and ACSAK entered a settlement which allowed ACSAK to retain all COLR amounts paid during the pendency of the Superior Court action.

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

●

Relentlessly Simplify and Transform How We Do Business We believe we must reduce waste, which is defined as any activity that does not add value to its intended customer. Doing so improves the experience we deliver to our customers. We make investments in technology and process improvement, utilize the LEAN framework, and expect these efforts to meaningfully impact our financial performance in the long-term.

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

Executive Summary

Operating Revenues

Total revenue of $56.9 million increased $0.9 million, or 1.7%, in the first quarter of 2019 compared with the first quarter of 2018. This growth reflects a $2.3 million increase in total broadband revenue partially, offset by a $1.6 million decrease in regulatory access revenue. Rural health care revenue was $4.1 million in 2019 compared with $3.5 million in 2018. Results in 2018 reflect the impact of the funding cap for the rural health care program announced in March 2018 which was subsequently increased in June 2018

Operating Income

Operating income of $5.9 million in the first quarter of 2019 increased $0.6 million, or 11.3%, compared with the first quarter of 2018 due to revenue growth, partially offset by marginally higher operating expenses. These items are discussed in more detail below.

Operating Metrics

Business broadband average monthly revenue per user (“ARPU”) of $334.94 in the first quarter of 2019 increased from $297.38 in the first quarter of 2018 due primarily to price reductions associated with the funding shortfalls in the rural health care program announced in March 2018. The funding cap was subsequently increased in June 2018. Business broadband connections of 15,126 at March 31, 2019 declined marginally from connections of 15,306 at March 31, 2018. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as is a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons, we do not disclose our sales or performance in MRC.

Consumer broadband connections of 32,840 at March 31, 2019 declined from 33,675 at March 31, 2018, and consumer broadband ARPU of $65.39 in the first quarter of 2019 increased from $63.77 in the first quarter of 2018. However, connections of 10 Mbps or higher increased to 22,285 at March 31, 2019 compared to 22,220 at March 31, 2018 reflecting our focus on offering higher speed connections.

The table below provides certain key operating metrics as of or for the periods indicated.

	March 31,
	2019	2018

Voice:
At quarter end:
Business access lines	68,788	71,002
Consumer access lines	25,156	28,221
Quarter:
ARPU - business	$25.21	$24.76
ARPU - consumer	$33.77	$31.57

Broadband:
At quarter end:
Business connections	15,126	15,306
Consumer connections	32,840	33,675
Quarter:
ARPU - business	$334.94	$297.38
ARPU - consumer	$65.39	$63.77

Liquidity

We generated cash from operating activities of $15.5 million in the first quarter of 2019 compared with $13.4 million in the first quarter of 2018. This improvement reflects lower accounts receivable, partially as a result of cash receipts from the rural health care program, offset by increases in materials and supplies due to timing of construction projects.

In the first quarters of 2019 and 2018, we invested a total of $10.0 million and $10.4 million, respectively, in capital, including capitalized interest and net of the settlement of items accrued in previous periods.

Net debt (defined as total debt excluding debt issuance costs, less cash and cash equivalents) at March 31, 2019 was $159.9 million compared with $161.2 million at December 31, 2018. The decrease reflects cash generated from operating activities during in the first quarter and net cash proceeds from the refinancing transaction, largely offset by capital spending and the increased principal balance of the 2019 Senior Credit Facility.

As described above, on January 15, 2019, the Company entered into an amended and restated credit facility which provides for a reduction in interest rates, extension of principal payment terms, increased borrowing capacity and resetting and widening of key covenant thresholds.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three-month periods ended March 31, 2019 and 2018. Revenue and the associated analysis is presented by customer and product category, combining revenue accounted for under ASC 606 and other guidance.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three Months ended March 31,
(in thousands)	2019	2018	Change	% Change
Operating revenues:
Business and wholesale revenue
Business broadband	$15,267	$13,659	$1,608	11.8%
Business voice and other	7,001	6,851	150	2.2%
Managed IT services	1,659	1,265	394	31.1%
Equipment sales and installations	880	922	(42)	-4.6%
Wholesale broadband	10,262	9,578	684	7.1%
Wholesale voice and other	1,426	1,488	(62)	-4.2%
Total business and wholesale revenue	36,495	33,763	2,732	8.1%

Consumer revenue
Broadband	6,468	6,492	(24)	-0.4%
Voice and other	2,733	2,877	(144)	-5.0%
Total consumer revenue	9,201	9,369	(168)	-1.8%

Total business, wholesale and consumer revenue	45,696	43,132	2,564	5.9%
Growth in broadband revenue	7.6%

Regulatory revenue
Access	6,289	7,917	(1,628)	-20.6%
High cost support	4,924	4,923	1	0.0%
Total regulatory revenue	11,213	12,840	(1,627)	-12.7%

Total operating revenues	$56,909	$55,972	$937	1.7%

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	25,627	25,833	(206)	-0.8%
Selling, general and administrative	16,656	16,012	644	4.0%
Depreciation and amortization	8,679	8,787	(108)	-1.2%
Gain on disposal of assets, net	(2)	(3)	1	-33.3%
Total operating expenses	50,960	50,629	331	0.7%

Operating income	5,949	5,343	606	11.3%

Other income and (expense):
Interest expense	(3,056)	(3,504)	448	-12.8%
Loss on extinguishment of debt	(2,799)	-	(2,799)	NM
Interest income	75	14	61	NM
Other income, net	122	104	18	17.3%
Total other income and (expense)	(5,658)	(3,386)	(2,272)	67.1%

Income before income tax (expense) benefit	291	1,957	(1,666)	-85.1%

Income tax (expense) benefit	(98)	112	(210)	NM

Net income	193	2,069	(1,876)	-90.7%
Less net loss attributable to noncontrolling interest	(34)	(32)	(2)	6.3%
Net income attributable to Alaska Communications	$227	$2,101	$(1,874)	-89.2%

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $36.5 million increased $2.7 million, or 8.1%, in the first quarter of 2019 from $33.8 million in the first quarter of 2018. Business broadband revenue increased $1.6 million due primarily to an increase in ARPU from $297.38 in 2018 to $334.94 in 2019. ARPU in the first quarter of 2018 reflected price reductions associated with the announced funding shortfalls in the rural health care program. The funding cap was subsequently increased in June 2018. Rural health care revenue was $4.1 million in 2019 compared with $3.5 million in 2018. Connections were down marginally year over year. Wholesale broadband revenue increased $0.7 million, Managed IT services increased $0.4 million and voice and other revenue increased $0.1 million. These increases were partially offset by a marginal decline in equipment sales and installations. While connections and ARPU serve as data points to support the analysis of period-over-period changes in revenue, they are not critical indicators utilized by the Company to manage the Business and Wholesale customer group.

Business and wholesale revenue includes the amortization of deferred revenue for the three-month periods ended March 31, 2019 and 2018 as follows:

	Three Months Ended
	March 31,
	2019	2018

GCI capacity revenue	$511	$511
Other deferred capacity revenue	615	436

Total deferred capacity revenue	1,126	947

Other deferred revenue	899	752

Total	$2,025	$1,699

Consumer

Consumer revenue of $9.2 million in the first quarter of 2019 was down marginally from $9.4 million in the first quarter of 2018. Broadband revenue was unchanged year over year as lower connections were offset by an increase in ARPU to $65.39 from $63.77. Voice and other revenue decreased $0.1 million due to 3,065 fewer connections, partially offset by an increase in ARPU to $33.77 from $31.57 in the prior year.

Regulatory

Regulatory revenue of $11.2 million decreased $1.6 million year over year due primarily to lower access charges resulting from reduced funding from the Alaska Universal Service Fund, which supports the Company’s obligations to meet its intrastate service obligations, and reduced ENS funding.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales (excluding depreciation and amortization) of $25.6 million decreased $0.2 million, or 0.8%, in the first quarter of 2019 from $25.8 million in the first quarter of 2018. A $0.9 million decrease in access charges and $0.5 million decrease in circuit installation costs were partially offset by increases in labor, permitting and other costs totaling $1.2 million.

Selling, General and Administrative

Selling, general and administrative expenses of $16.7 million increased $0.7 million, or 4.0%, in the first quarter of 2019 from $16.0 million in the first quarter of 2018. This increase reflects a $1.9 million increase in labor costs offset by a $1.2 million reduction in the provision for doubtful accounts receivable.

Depreciation and Amortization

Depreciation and amortization expense of $8.7 million decreased $0.1 million, or 1.2%, in the first quarter of 2019 from $8.8 million in the first quarter of 2018. This decrease was due primarily to certain assets reaching the end of their depreciable life.

Other Income and Expense

Interest expense of $3.1 million in the first quarter of 2019 declined from $3.5 million in the first quarter of 2018 due to a lower average interest rate and borrowing levels. The loss on extinguishment of debt of $2.8 million in the first quarter of 2019 was associated with the settlement of the 2017 Senior Credit Facility in the first quarter.

Income Taxes

Income tax expense and the effective tax rate in the first quarter of 2019 were $0.1 million and 33.7%, respectively. The income tax benefit in the first quarter of 2018 of $0.1 million reflects a $0.7 million benefit recorded to correct an overstatement of the income tax provision in 2017. Excluding this out-of-period adjustment, the income tax provision was $0.6 million and the effective tax rate was 30.2% in the first quarter of 2018.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of the AQ-JV was $34 thousand and $32 thousand in the first quarter of 2019 and 2018, respectively.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $0.2 million in the first quarter of 2019 compares with $2.1 million in the same period of 2018. The year over year results reflect the revenue and expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations and capital expenditures in the first quarter of 2019 through internally generated funds and cash on hand. At March 31, 2019, we had $22.8 million of cash and cash equivalents, $1.6 million of restricted cash and $20.0 million available under our revolving credit facility.

On January 15, 2019, we completed a refinancing transaction. See the discussion under “Liquidity and Capital Resources” below.

Our major sources and uses of funds in the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$15,475	$13,421
Capital expenditures	$(8,563)	$(8,680)
Change in unsettled capital expenditures	$(1,121)	$(1,272)
Repayments of long-term debt	$(171,758)	$(8,807)
Proceeds from the issuance of long-term debt	$180,000	$7,000
Debt issuance costs and discounts	$(2,659)	$-
Cash paid for debt extinguishment	$(1,222)	$-
Interest paid (1)	$(3,075)	$(3,441)

(1) Included in net cash provided by operating activities.

Cash Flows from Operating Activities

Cash provided by operating activities of $15.5 million in the first quarter of 2019 reflects net income excluding non-cash items (defined as cash provided by operating activities excluding changes in operating assets and liabilities) of $11.4 million, a $6.5 million decrease in account receivable primarily reflecting cash receipts, partially offset by a $1.6 million increase in materials and supplies due to timing of construction projects.

Cash provided by operating activities of $13.4 million in the first quarter of 2018 reflects net income excluding non-cash items of $11.0 million and a $3.0 million decrease in accounts receivable, materials and supplies, and other current assets, partially offset by a $1.1 million decrease in accounts payable and other current liabilities. The decrease in accounts receivable, materials and supplies, and other current assets reflects cash receipts on accounts receivable and utilization of materials and supplies in capital projects, offset by increases in accounts receivable associated with rural health care customers. The decrease in accounts payable and other current liabilities includes the effect of cash interest payments totaling $3.4 million.

Cash Flows from Investing Activities

Cash used by investing activities of $10.0 million in the first quarter of 2019 consisted of expenditures on capital. Of $8.6 million incurred in 2019, $5.1 million was success based versus maintenance.

Cash used by investing activities of $10.4 million in the first quarter of 2018 consisted of expenditures on capital. Of $8.7 incurred in 2018, $5.9 was success based versus maintenance.

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

Cash Flows from Financing Activities

Cash provided by financing activities was $4.1 million in the first quarter of 2019. Proceeds from the issuance of long-term debt of $180.0 million consisted of Term A Facility of the 2019 Senior Credit Facility. Repayments of long-term debt of $171.8 million consisted of settlement of the 2017 Senior Credit Facility. Debt discount, issuance and extinguishment payments totaling $3.9 million were associated with the refinancing transaction.

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

The actual net total leverage ratio was 2.78 at March 31, 2019.

Fixed Charge Coverage Ratio: The ratio of our (a) Consolidated EBITDA for the applicable period (as defined below) to (b) (i) the sum of, for the same period, consolidated interest expense, capital expenditures (with certain exceptions), long term indebtedness (with certain exceptions) required to be paid, capital lease obligations required to be paid, restricted payments, cash payments for income taxes, (ii) minus, for the same period, specified capital expenditures. The applicable periods for purposes of calculating this ratio are the fiscal quarter ending March 31, 2019; the two consecutive fiscal quarters ending June 30, 2019; the three consecutive fiscal quarters ending September 30, 2019; and the four consecutive fiscal quarters ending December 31, 2019 and thereafter. The minimum fixed charge coverage ratio is 1.10 to 1.00. The actual fixed charge coverage ratio was 1.28 at March 31, 2019.

Consolidated EBITDA, as defined in the 2019 Senior Credit Facility, is not a GAAP measure and is defined as consolidated net income attributable to Alaska Communications, plus (to the extent deducted in calculating net income) the sum of:

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

The weighted interest rate on the 2019 Senior Credit Facility was 6.49% at March, 2019.

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

All terms are defined in the Agreement. See the “First Amended and Restated Credit Agreement, dated as of January 15, 2019, by and among Alaska Communications, as the borrower, the Company and certain of its direct and indirect subsidiaries, as guarantors, ING Capital LLC, as administrative agent, and the lenders party thereto,” filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 22, 2019.

As of March 31, 2019, USAC had issued funding commitment letters for all of the Company’s rural health care customer applications for Funding Year 2018 (July 1, 2018 through June 30, 2019). As of the date of this report, the Company’s cost-based rural rates for Funding Year 2019 (July 1, 2019 through June 30, 2020) had not been approved by the FCC. Our accounts receivable balance for rural health care customers, net of amounts reserved, was $5.2 million at March 31, 2019 and $8.1 million at December 31, 2018.

We believe that we will have sufficient cash on hand, cash provided by operations and availability under our 2019 Senior Credit Facility to service our debt and fund our operations, capital expenditures and other obligations over the next twelve months. However, our ability to make such an assessment is dependent upon our future financial performance, which is subject to future economic conditions and to financial, business, regulatory, competitive entry and many other factors, many of which are beyond our control and could impact us during the time period of this assessment. See Item 1A. Risk Factors in Amendment No. 1 on Form 10-K for the year ended December 31, 2018 for further information regarding these risks.

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

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of March 31, 2019, we have recorded litigation accruals of $1.1 million against certain of those claims and legal actions. Estimates involved in developing these litigation accruals could change as these claims, legal actions and regulatory proceedings progress. See also Part II, Item 1. Legal Proceedings.

EMPLOYEES

As of March 31, 2019, we employed 575 regular full-time employees, 8 regular part-time employees and 4 temporary employees, compared with 584, 8 and 4, respectively at December 31, 2018. Approximately 53% of our employees are represented by the IBEW. Our Master Collective Bargaining Agreement (“CBA”) with the IBEW, which is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska. Management considers employee relations to be generally good.

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations. For additional discussion on the application of significant accounting policies, see “Critical Accounting Policies and Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018. These policies and estimates are considered critical because they had a material impact, or have the potential to have a material impact, on our financial statements and because they require significant judgments, assumptions or estimates.

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

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the first quarter of 2019 and have concluded that there were no changes to our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of March 31, 2019, we have recorded litigation accruals of $1.1 million against certain current claims and legal actions. Other than as described above and as disclosed previously in Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2018, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the Company's risk factors as previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Working Capital Restrictions and Other Limitations on the Payment of Dividends

Our 2019 Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and the payment of dividends. The 2019 Senior Credit Facility also requires that we maintain certain financial ratios.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit Number	Exhibit	Where Located

3.1	Amended and Restated By-Laws of Alaska Communications Systems Group, Inc., as amended and restated on April 5, 2019.	Exhibit 3.1 to Form 8-K (filed April 9, 2019)

10.1*	Employment Arrangement between Alaska Communications Systems, Group, Inc and William Bishop dated April 3, 2019.	Filed herewith

10.2*	Compensation Letter from Alaska Communications Systems Group, Inc. to Leonard Steinberg dated March 26, 2019.	Filed herewith

10.3*	Compensation Letter from Alaska Communications Systems Group, Inc. to Laurie Butcher dated March 26, 2019.	Filed herewith

31.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Anand Vadapalli, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Date: May 10, 2019	/s/ Anand Vadapalli Anand Vadapalli President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2019	/s/ Laurie Butcher Laurie Butcher Senior Vice President of Finance (Principal Financial and Accounting Officer)