Form 10-Q
period 2019-06-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2019-08-08
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes ☐                   No ☒

As of July 31, 2019, there were outstanding 53,532,252 shares of Common Stock, $.01 par value, of the registrant.

Page

Number

Exhibit 3.1

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 10.4

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 101.INS

Exhibit 101.SCH

Exhibit 101.CAL

Exhibit 101.DEF

Exhibit 101.LAB

Exhibit 101.PRE

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$23,920	$13,351
Restricted cash	1,631	1,634
Short-term investments	134	134
Accounts receivable, net of allowance of $4,653 and $3,936	22,471	31,472
Materials and supplies	7,984	6,737
Prepayments and other current assets	10,674	12,169
Total current assets	66,814	65,497

Property, plant and equipment	1,405,566	1,390,622
Less: accumulated depreciation and amortization	(1,029,094)	(1,017,442)
Property, plant and equipment, net	376,472	373,180

Deferred income taxes	432	498
Operating lease right of use assets	80,458	-
Other assets	15,283	16,010
Total assets	$539,459	$455,185

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term obligations	$4,546	$2,289
Accounts payable, accrued and other current liabilities	38,187	40,957
Advance billings and customer deposits	3,806	4,024
Operating lease liabilities - current	2,517	-
Total current liabilities	49,056	47,270

Long-term obligations, net of current portion	173,499	168,023
Deferred income taxes	2,348	2,315
Operating lease liabilities - noncurrent	77,937	-
Other long-term liabilities, net of current portion	66,815	67,827
Total liabilities	369,655	285,435
Commitments and contingencies
Common stock, $.01 par value; 145,000 authorized; 53,893 issued and 53,774 outstanding at June 30, 2019; 53,268 issued and outstanding at December 31, 2018	540	533
Treasury stock, 119 shares at cost	(205)	-
Additional paid in capital	160,654	160,514
Retained earnings	10,701	10,439
Accumulated other comprehensive loss	(2,772)	(2,675)
Total Alaska Communications stockholders' equity	168,918	168,811
Noncontrolling interest	886	939
Total stockholders' equity	169,804	169,750
Total liabilities and stockholders' equity	$539,459	$455,185

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Operating revenues	$57,395	$59,578	$114,304	$115,550

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	26,356	26,542	51,983	52,375
Selling, general and administrative	18,718	16,507	35,374	32,519
Depreciation and amortization	9,200	8,197	17,879	16,984
(Gain) loss on disposal of assets, net	(95)	44	(97)	41
Total operating expenses	54,179	51,290	105,139	101,919

Operating income	3,216	8,288	9,165	13,631

Other income and (expense):
Interest expense	(3,096)	(3,401)	(6,152)	(6,905)
Loss on extinguishment of debt	(31)	-	(2,830)	-
Interest income	95	24	170	38
Other (expense) income, net	(122)	(91)	-	13
Total other income and (expense)	(3,154)	(3,468)	(8,812)	(6,854)

Income before income tax expense	62	4,820	353	6,777

Income tax expense	(46)	(1,418)	(144)	(1,306)

Net income	16	3,402	209	5,471

Less net loss attributable to noncontrolling interest	(19)	(40)	(53)	(72)

Net income attributable to Alaska Communications	35	3,442	262	5,543

Other comprehensive (loss) income:
Minimum pension liability adjustment	19	57	39	114
Income tax effect	(5)	(16)	(11)	(32)
Amortization of defined benefit plan loss	122	91	243	182
Income tax effect	(35)	(26)	(69)	(52)
Interest rate swap marked to fair value	47	107	34	412
Income tax effect	(14)	(31)	(10)	(118)
Reclassification to interest expense	(224)	(97)	(451)	(122)
Income tax effect	64	28	128	35
Total other comprehensive (loss) income	(26)	113	(97)	419

Total comprehensive income attributable to Alaska Communications	9	3,555	165	5,962

Net loss attributable to noncontrolling interest	(19)	(40)	(53)	(72)
Total other comprehensive income attributable to noncontrolling interest	-	-	-	-
Total comprehensive loss attributable to noncontrolling interest	(19)	(40)	(53)	(72)

Total comprehensive (loss) income	$(10)	$3,515	$112	$5,890

Net income per share attributable to Alaska Communications:
Basic	$0.00	$0.06	$0.00	$0.10
Diluted	$0.00	$0.06	$0.00	$0.10

Weighted average shares outstanding:
Basic	53,799	53,111	53,591	52,897
Diluted	54,569	53,888	54,599	53,829

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Number of Common Shares Issued and Outstanding
Balance at beginning of period	53,610	53,111	53,268	52,526
Issuance of common stock pursuant to stock plans, $.01 par	283	73	625	658
Purchases of common stock, $.01 par	(119)	-	(119)	-
Balance at end of period	53,774	53,184	53,774	53,184

Total Stockholders' Equity - Beginning Balance	$170,065	$161,695	$169,750	$154,510

Common Stock
Balance at beginning of period	536	531	533	525
Issuance of common stock pursuant to stock plans, $.01 par	4	1	7	7
Balance at end of period	540	532	540	532

Treasury Stock
Balance at beginning of period	-	-	-	-
Purchases of 119 shares of common stock, $.01 par	(205)	-	(205)	-
Balance at end of period	(205)	-	(205)	-

Additional Paid In Capital
Balance at beginning of period	160,704	158,795	160,514	158,969
Stock-based compensation	(9)	325	489	567
Surrender of shares to cover minimum withholding taxes on stock-based compensation	(143)	-	(448)	(410)
Issuance of common stock pursuant to stock plans, $.01 par	102	110	99	104
Balance at end of period	160,654	159,230	160,654	159,230

Retained Earnings (Accumulated Deficit)
Balance at beginning of period	10,666	3,460	10,439	(3,579)
Net income attributable to Alaska Communications	35	3,442	262	5,543
Cumulative effect of new accounting principles adopted	-	-	-	4,938
Balance at end of period	10,701	6,902	10,701	6,902

Accumulated Other Comprehensive Loss
Balance at beginning of period	(2,746)	(2,090)	(2,675)	(2,396)
Other comprehensive (loss) income	(26)	113	(97)	419
Balance at end of period	(2,772)	(1,977)	(2,772)	(1,977)

Noncontrolling Interest
Balance at beginning of period	905	999	939	991
Net loss attributable to noncontrolling interest	(19)	(40)	(53)	(72)
Contributions from noncontrolling interest	-	-	-	40
Balance at end of period	886	959	886	959

Total Stockholders' Equity - Ending Balance	$169,804	$165,646	$169,804	$165,646

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$209	$5,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,879	16,984
(Gain) loss on disposal of assets, net	(97)	41
Amortization of debt issuance costs and debt discount	606	689
Loss on extinguishment of debt	2,830	-
Amortization of deferred capacity revenue	(2,259)	(1,930)
Stock-based compensation	489	567
Income tax expense	144	1,306
Charge for uncollectible accounts	(32)	1,092
Amortization of right-of-use assets	1,148	-
Other non-cash expense, net	244	181
Income taxes receivable	-	(36)
Changes in operating assets and liabilities	7,172	(2,007)
Net cash provided by operating activities	28,333	22,358

Cash Flows from Investing Activities:
Capital expenditures	(20,432)	(17,081)
Capitalized interest	(609)	(891)
Change in unsettled capital expenditures	(551)	(1,632)
Proceeds on sale of assets	19	-
Net cash used by investing activities	(21,573)	(19,604)

Cash Flows from Financing Activities:
Repayments of long-term debt	(171,768)	(20,506)
Proceeds from the issuance of long-term debt	180,000	14,000
Debt issuance costs and discounts	(2,683)	-
Cash paid for debt extinguishment	(1,252)	-
Cash proceeds from noncontrolling interest	-	40
Payment of withholding taxes on stock-based compensation	(448)	(410)
Purchases of treasury stock	(149)	-
Proceeds from the issuance of common stock	106	111
Net cash provided (used) by financing activities	3,806	(6,765)

Change in cash, cash equivalents and restricted cash	10,566	(4,011)
Cash, cash equivalents and restricted cash, beginning of period	14,985	16,168

Cash, cash equivalents and restricted cash, end of period	$25,551	$12,157

Supplemental Cash Flow Data:
Interest paid	$6,114	$7,251
Income taxes paid, net	$10	$4

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

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position, comprehensive income, stockholders’ equity and cash flows of Alaska Communications Systems Group, Inc. and the following wholly-owned subsidiaries:

•	Alaska Communications Systems Holdings, Inc. ("ACS Holdings")	•	Crest Communications Corporation
•	ACS of Alaska, LLC (“ACSAK”)	•	WCI Cable, Inc.
•	ACS of the Northland, LLC (“ACSN”)	•	WCIC Hillsboro, LLC
•	ACS of Fairbanks, LLC (“ACSF”)	•	Alaska Northstar Communications, LLC
•	ACS of Anchorage, LLC (“ACSA”)	•	WCI LightPoint, LLC
•	ACS Wireless, Inc. ("ACSW")	•	WorldNet Communications, Inc.
•	ACS Long Distance, LLC	•	Alaska Fiber Star, LLC
•	Alaska Communications Internet, LLC (“ACSI”)	•	TekMate, LLC
•	ACS Messaging, Inc.
•	ACS Cable Systems, LLC (“ACSC”)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income, stockholders’ equity and cash flows for all periods presented. Comprehensive income for the three and six-month periods ended June 30, 2019, is not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2018 has been derived from the audited financial statements as of that date but does not include all information and notes required by GAAP for complete financial statements. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Employee Termination Benefits

In the second quarter of 2019, the Company recorded a charge of $1,595 associated with cash-based termination benefits paid or to be paid to is former Chief Executive Officer who separated from the Company effective June 30, 2019. These benefits consist of special termination benefits as defined in Accounting Standards Codification (“ASC”) 712, “Compensation – Nonretirement Postemployment Benefits” and include the continuation of salary and certain benefits through December 31, 2019, and the payment of annual cash incentive and long-term cash awards, subject to certain conditions. Payments totaling $1,267 were made in the third quarter of 2019 and the balance will be paid in the fourth quarter of 2019 and in 2020 and 2021. The effect of the former Chief Executive Officer’s separation on the relevant equity awards were accounted for in accordance with ASC 718, “Compensation – Stock Compensation.” See Note 12 “Stock Incentive Plans.”

Share Repurchase Program

In the second quarter of 2017, the Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $10,000 of its common stock effective March 13, 2017 through December 31, 2019. Under the program, repurchases may be conducted through open market purchases or through privately-negotiated transactions in accordance with all applicable securities laws and regulations, including through Rule 10b5-1 trading plans. The timing and amount of repurchases will be determined based on the Company’s evaluation of its financial position including liquidity, the trading price of its stock, debt covenant restrictions, general business and market conditions and other factors. The Company intends to use cash on hand to fund share repurchases subject to, among other things, federal and state securities, corporate and other laws and regulations, and the Company’s financing arrangements. Share repurchases are accounted for as treasury stock.

As of June 30, 2019, the Company had repurchased 118,825 shares under the program at a weighted average price of $1.72 per share with an aggregate value of $205.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted ASC 842, “Leases” (“ASC 842”) on a modified retrospective basis. Accordingly, information presented for periods prior to 2019 have not been recast. Adoption of ASC 842 resulted in the establishment of right-of-use (“ROU”) assets and associated liabilities totaling $82,020 representing the Company’s right to use the underlying assets and the present value of the future lease payments over the terms of the Company’s operating leases. The Company elected the package of practical expedients, which among other things, does not require reassessment of lease classification. Adoption of ASC 842 did not have a material effect on the Company’s finance leases and its consolidated statements of Comprehensive Income and Cash Flows. See Note 10 “Leases” for a summary of the Company’s lease accounting policies and other disclosures required under ASC 842.

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2017-12, “Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12”) on a prospective basis. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and, for qualifying hedges, requires the entire change in the fair value of the hedging instrument to be presented in the same income statement line as the hedged item. The Company’s hedges, consisting of a pay-fixed, receive-floating interest rate swaps, are fully effective. Therefore, adoption of ASU 2017-12 did not have any impact on the Company’s financial statements. See Note 4 “Fair Value Measurements and Derivative Financial Instruments” for the disclosures required by ASU 2017-12.

Effective January 1, 2019, the Company adopted ASU No. 2018-16, “Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2018-16”). Permitting use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes will facilitate the London Interbank Offered Rate (“LIBOR”) to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies. ASU 2018-16 was required to be adopted concurrently with ASU 2017-12. Adoption of ASU 2018-16 did not affect the Company’s financial statements and related disclosures.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Accounting Pronouncements Issued Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The amendments in ASU 2016-13, and subsequent amendments, introduce a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the effect ASU 2016-13 will have on its financial statements and related disclosures.

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

Disaggregation of Revenue

The following tables provide the Company’s revenue disaggregated on the basis of its primary markets, customers, products and services for the three and six-month periods ended June 30, 2019 and 2018:

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue
Business and Wholesale Revenue
Business broadband	$15,378	$-	$15,378	$30,586	$-	$30,586
Business voice and other	6,953	-	6,953	13,657	-	13,657
Managed IT services	1,517	-	1,517	3,176	-	3,176
Equipment sales and installations	1,008	-	1,008	1,888	-	1,888
Wholesale broadband	8,720	-	8,720	17,271	-	17,271
Wholesale voice and other	1,392	-	1,392	2,818	-	2,818
Operating leases and other deferred revenue	-	2,070	2,070	-	4,137	4,137

Total Business and Wholesale Revenue	34,968	2,070	37,038	69,396	4,137	73,533

Consumer Revenue
Broadband	6,694	-	6,694	13,162	-	13,162
Voice and other	2,647	-	2,647	5,380	-	5,380

Total Consumer Revenue	9,341	-	9,341	18,542	-	18,542

Regulatory Revenue
Access (1)	4,919	-	4,919	10,035	-	10,035
Access (2)	-	1,174	1,174	-	2,347	2,347
High-cost support	-	4,923	4,923	-	9,847	9,847

Total Regulatory Revenue	4,919	6,097	11,016	10,035	12,194	22,229

Total Revenue	$49,228	$8,167	$57,395	$97,973	$16,331	$114,304

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue
Business and Wholesale Revenue
Business broadband	$16,950	$-	$16,950	$30,550	$-	$30,550
Business voice and other	7,038	-	7,038	13,889	-	13,889
Managed IT services	1,191	-	1,191	2,456	-	2,456
Equipment sales and installations	1,460	-	1,460	2,382	-	2,382
Wholesale broadband	7,795	-	7,795	15,851	-	15,851
Wholesale voice and other	1,442	-	1,442	2,930	-	2,930
Operating leases and other deferred revenue	-	1,602	1,602	-	3,183	3,183

Total Business and Wholesale Revenue	35,876	1,602	37,478	68,058	3,183	71,241

Consumer Revenue
Broadband	6,695	-	6,695	13,187	-	13,187
Voice and other	2,759	-	2,759	5,636	-	5,636

Total Consumer Revenue	9,454	-	9,454	18,823	-	18,823

Regulatory Revenue
Access (1)	6,052	-	6,052	12,259	-	12,259
Access (2)	-	1,670	1,670	-	3,380	3,380
High-cost support	-	4,924	4,924	-	9,847	9,847

Total Regulatory Revenue	6,052	6,594	12,646	12,259	13,227	25,486

Total Revenue	$51,382	$8,196	$59,578	$99,140	$16,410	$115,550

(1)     Includes customer ordered service and special access.

(2)     Includes carrier of last resort and carrier common line.

Business broadband revenue includes revenue associated with rural health care customers. Consumer voice and other revenue includes revenue associated with the FCC’s Lifeline program.

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the three and six-month periods ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Services transferred over time	$43,301	$43,870	$86,050	$84,499
Goods transferred at a point in time	1,008	1,460	1,888	2,382
Regulatory access revenue (1)	4,919	6,052	10,035	12,259
Total revenue	$49,228	$51,382	$97,973	$99,140

(1)	Includes customer ordered service and special access.

Transaction Price Allocated to Remaining Performance Obligations

The aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with customers that are unsatisfied, or partially unsatisfied, accounted for in accordance with ASC 606 was approximately $96,897 at June 30, 2019. Revenue will be recognized as the Company satisfies the associated performance obligations. For equipment delivery, installation and configuration, and certain managed IT services, which comprise approximately $1,476 of the total, the performance obligation is currently expected to be satisfied during the next twelve months. For business broadband, voice and other managed IT services, which comprise approximately $95,421 of the total, the performance obligation will be satisfied as the service is provided over the terms of the contracts, which range from one to ten years. The Company’s agreements with its consumer customers are typically on a month-to-month basis. Therefore, the Company’s provision of future service to these customers is not reflected in the above discussion of future performance obligations.

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

The table below provides a reconciliation of the contract assets associated with contracts with customers accounted for in accordance with ASC 606 for the six-month period ended June 30, 2019. Contract modifications and cancellations did not have a material effect on contract assets in the six-month period ended June 30, 2019. Contract assets are classified as “Other assets” on the consolidated balance sheet.

Balance at January 1	$8,052
Contract additions	1,600
Amortization	(1,910)
Balance at June 30	$7,742

The Company recorded a credit to the provision for uncollectible accounts receivable of $32 in the six-month period ended June 30, 2019 associated with its contracts with customers. See Note 5 “Accounts Receivable.”

The table below provides a reconciliation of the contract liabilities associated with contracts with customers accounted for in accordance with ASC 606 for the six-month period ended June 30, 2019. Contract liabilities consist of deferred revenue and are included in “Accounts payable, accrued and other current liabilities” and “Other long-term liabilities, net of current portion.”

Balance at January 1	$2,766
Contract additions	1,174
Revenue recognized	(525)
Balance at June 30	$3,415

3.	JOINT VENTURE

The table below provides certain financial information about the AQ-JV included on the Company’s consolidated balance sheet at June 30, 2019 and December 31, 2018. Cash may be utilized only to settle obligations of the joint venture. Because the joint venture is an LLC, and the Company has not guaranteed its operations, the joint venture’s creditors do not have recourse to the general credit of the Company.

	2019	2018
Cash	$270	$270
Property, plant and equipment, net of accumulated depreciation of $359 and $309	$1,782	$1,832

The operating results and cash flows of the joint venture in the three and six-month periods of 2019 and 2018 were not material to the Company’s consolidated financial results.

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

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and financing leases approximate carrying values due to their nature. The carrying values of the Company’s senior credit facilities and other long-term obligations of $180,166 and $172,494 at June 30, 2019 and December 31, 2018, respectively, approximate fair value primarily as a result of the stated interest rates of the 2019 Senior Credit Facility approximating current market rates (Level 2).

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, at each hierarchical level. There were no transfers into or out of Levels 1 and 2 during the first six months of 2019:

	June 30, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other assets:
Interest rate swaps	$40	$-	$40	$-	$458	$-	$458	$-

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

Under the terms of the 2019 Senior Credit Facility, the Company is required to enter into or obtain an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings under the agreement of a minimum of $90,000 with a weighted average life of at least two years. In 2017, as required under the terms of its 2017 Senior Credit Facility, the Company entered into a pay-fixed, receive-floating interest rate swap in the notional amount of $90,000, with an interest rate of 6.49425%, inclusive of a 5.0% LIBOR spread, and a maturity date of June 28, 2019. Upon repayment of the outstanding principal balance of the 2017 Senior Credit Facility on January 15, 2019, this swap was assigned to the 2019 Senior Credit Facility through its maturity date of June 28, 2019. On June 28, 2019, the Company entered into two pay-fixed, receive-floating, interest rate swaps. Each swap is in the notional amount of $67,500, has an interest rate of 6.1735% inclusive of a 4.5% LIBOR spread, and a maturity date of June 30, 2022. The swaps are with different counter parties. Changes in fair value of interest rate swaps are recorded to accumulated other comprehensive loss and reclassified to interest expense when the hedged transaction is recognized in earnings. Cash payments and receipts associated with interest rate swaps are classified as cash flows from operating activities. See Note 8 “Long-Term Obligations” and Note 11 “Accumulated Other Comprehensive Loss.”

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents the notional amount, fair value and balance sheet classification of the Company’s derivative financial instruments designated as cash flow hedges as of June 30, 2019 and December, 31, 2018. The fair values of both interest rate swaps were assets at June 30, 2019 and were hedges of the same interest rate risk.

		Notional	Fair
	Balance Sheet Location	Amount	Value
At June 30, 2019:
Interest rate swaps	Other assets	$135,000	$40

At December 31, 2018:
Interest rate swaps	Other assets	$90,000	$458

The following table presents gains before income taxes on the Company’s interest rate swaps designated as a cash flow hedge for the three and six-month periods ending June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Gain recognized in accumulated other comprehensive loss	$47	$107	$34	$412
Gain reclassified from accumulated other comprehensive loss to income	224	97	451	122

The following table presents the effect of cash flow hedge accounting on the Company’s Statements of Comprehensive Income for the three and six-month periods ending June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Recorded as Interest Expense:
Hedged interest payments	$(1,603)	$(1,575)	$(3,197)	$(3,062)
Gain on interest rate swap	224	97	451	122

5.	ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at June 30, 2019 and December 31, 2018:

	2019	2018
Retail customers	$16,838	$21,732
Wholesale carriers	5,831	9,315
Other	4,455	4,361
	27,124	35,408
Less: allowance for doubtful accounts	(4,653)	(3,936)
Accounts receivable, net	$22,471	$31,472

The following table presents the activity in the allowance for doubtful accounts for the six-month period ended June 30, 2019, which is associated entirely with the Company’s contracts with customers:

2019
Balance at January 1	$3,936
Provision for uncollectible accounts	(32)
Charged to other accounts	1,253
Deductions	(504)
Asset at June 30	$4,653

USAC has issued funding commitment letters for all of the Company’s rural health care customer applications for Funding Year 2018 (July 1, 2018 through June 30, 2019). Accounts receivable, net, associated with rural health care customers was $2,816 and $8,122 at June 30, 2019 and December 31, 2018, respectively. Rural health care accounts are a component of the retail customers category in the above table.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

6.	OTHER CURRENT ASSETS

Prepayments and other current assets consist of the following at June 30, 2019 and December 31, 2018:

	2019	2018
Income tax receivable	$5,091	$5,087
Prepaid expense	2,948	3,878
Other	2,635	3,204
Total prepayments and other current assets	$10,674	$12,169

7.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities consist of the following at June 30, 2019 and December 31, 2018:

	2019	2018
Accounts payable - trade	$11,935	$14,627
Accrued payroll, benefits, and related liabilities	12,320	13,473
Deferred capacity and other revenue	7,170	6,095
Other	6,762	6,762
Total accounts payable, accrued and other current liabilities	$38,187	$40,957

Advance billings and customer deposits consist of the following at June 30, 2019 and December 31, 2018:

	2019	2018
Advance billings	$3,774	$3,992
Customer deposits	32	32
Total advance billings and customer deposits	$3,806	$4,024

8.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at June 30, 2019 and December 31, 2018:

	2019	2018
2019 senior secured credit facility due 2024	$180,000	$-
Debt discount	(2,585)	-
Debt issuance costs	(2,121)	-
2017 senior secured credit facility due 2023	-	171,750
Debt discount	-	(2,024)
Debt issuance costs	-	(2,182)
Capital leases and other long-term obligations	2,751	2,768
Total long-term obligations	178,045	170,312
Less current portion	(4,546)	(2,289)
Long-term obligations, net of current portion	$173,499	$168,023

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

As of June 30, 2019, the aggregate maturities of long-term obligations were as follows:

2019 (July 1 - December 31)	$2,272
2020 (January 1 - December 31)	6,802
2021 (January 1 - December 31)	9,067
2022 (January 1 - December 31)	11,333
2023 (January 1 - December 31)	15,851
2024 (January 1 - December 31)	135,122
Thereafter	2,304
Total maturities of long-term obligations	$182,751

2019 Senior Credit Facility

On January 15, 2019, the Company entered into an amended and restated credit facility consisting of an Initial Term A Facility in the amount of $180,000, a Revolving Facility in an amount not to exceed $20,000 and a Delayed-Draw Term A Facility in an amount not to exceed $25,000 (together the “2019 Senior Credit Facility” or “Agreement”). The Agreement also provides for Incremental Term A Loans up to an aggregate principal amount of the greater of $60,000 and trailing twelve month EBITDA, as defined in the Agreement. On January 15, 2019, proceeds from the Initial Term A Facility of $178,335, net of discounts of $1,665, were used to repay in full the outstanding principal balance of the Term A-1 Facility and Term A-2 Facility under the Company’s 2017 Senior Credit Facility of $112,500 and $59,250, respectively, pay accrued and unpaid interest of $590, and pay fees and expenses associated with the transaction totaling $2,216. The 2017 Senior Credit Facility was terminated on January 15, 2019. Discounts, debt issuance costs and fees associated with the 2019 Senior Credit Facility totaling $2,684 were deferred and will be charged to interest expense over the term of the agreement.

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

There were no amounts outstanding under the Revolving Facility, Delayed-Draw Term A Facility and Incremental Term A Loans at June 30, 2019.

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

Under the terms of the 2019 Senior Credit Facility, the Company is required to enter into or obtain an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings under the agreement of a minimum of $90,000 with a weighted average life of at least two years. Upon repayment of the outstanding principal balance of the 2017 Senior Credit Facility on January 15, 2019, the pay-fixed, receive-floating interest rate swap in the notional amount of $90,000, with an interest rate of 6.49425%, inclusive of a 5.0% LIBOR spread, and a maturity date of June 28, 2019 was assigned to the 2019 Senior Credit Facility. On June 28, 2019, the Company entered into two pay-fixed, receive-floating, interest rate swaps. Each swap is in the notional amount of $67,500, has an interest rate of 6.1735% inclusive of a 4.5% LIBOR spread, and a maturity date of June 30, 2022. The swaps are with different counter parties.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

2017 Senior Credit Facility

On January 15, 2019, the Company utilized proceeds from the 2019 Senior Credit Facility to repay in full the outstanding principal balance of its 2017 Senior Credit Facility in the amount of $171,750. The Company recorded a loss of $2,830 on the extinguishment of debt associated with this transaction, including the write-off of debt issuance costs and third-party fees.

6.25% Convertible Notes Due 2018

On May 1, 2018, the Company repurchased the outstanding balance of its 6.25% Notes. The cash settlement totaled $10,358, including principal of $10,044 and accrued interest of $314. Settlement was funded utilizing restricted cash of $10,044 and cash on hand of $314. There was no gain or loss associated with the repurchase.

9.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities, consisting primarily of deferred capacity and other revenue, was as follows at June 30, 2019 and December 31, 2018:

	2019	2018
Deferred GCI capacity revenue, net of current portion	$30,080	$31,113
Other deferred IRU capacity revenue, net of current portion	24,554	25,732
Other deferred revenue, net of current portion	2,590	2,113
Other	9,591	8,869
Total other long-term liabilities	$66,815	$67,827

10.	LEASES

The Company adopted the provisions of ASC 842 effective in the first quarter of 2019 on a modified retrospective basis. Refer to Note 1 “Summary of Significant Accounting Policies” for a summary of the effect of initial adoption on the Company’s consolidated financial statements.

The Company applied the following practical expedients as provided for under ASC 842:

(i)	The determination of whether expired or existing contracts contain leases at the date of adoption was not reassessed;
(ii)	The classification of existing or expired leases at the date of adoption was not reassessed;
(iii)	The provisions of ASC 842 were not applied to lease agreements with a term of 12 months or less;
(iv)	Non-lease components, which are not material, were combined with lease components and, accordingly, consideration was not allocated between these two elements;
(v)	Existing lease agreements were not reassessed to identify any initial direct costs; and
(vi)	Hindsight was applied to determine changes in lease terms and assess for the impairment of ROU assets.

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

Certain leases include a provision for early termination, typically in return for an agreed amount of consideration. The terms of these provisions vary by contract. Upon the exercise of an early termination option, the ROU asset and associated liability are remeasured to reflect the present value of the revised cash flows. There were no early terminations recorded in the six-month period ended June 30, 2019.

The Company’s operating and financing lease agreements do not include residual value guarantees, embedded leases or impose material restrictions or covenants on the Company’s operations. It has no lease arrangements with related parties. The Company has subleases associated with certain leased assets. Such arrangements are not material.

The Company entered into additional operating lease commitments that had not yet commenced as of June 30, 2019 with a present value totaling approximately $640. These leases are primarily associated with the Company’s CAF Phase II services, are expected to commence in 2019 and 2020, and have terms of 4 to 25 years.

The discount rate applied to determine the present value of the future lease payments is based on the Company’s incremental borrowing rate which is derived from recent secured borrowing arrangements entered into by the Company and publicly available information for instruments with similar terms.

The Company did not recognize any short-term lease cost, variable lease cost, enter into any sale and leaseback transactions or obtain right-of-use assets in exchange for operating and finance leases during the six-month period ended June 30, 2019.

The following tables provide certain quantitative information about the Company’s lease agreements under which it is the lessee as of and for the three and six-month periods ended June 30, 2019. The maturities of lease liabilities are presented in twelve-month increments beginning July 1, 2019.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease Cost

Finance lease cost:
Amortization of right-of-use assets	$19	$39
Interest on lease liabilities	68	136
Operating lease costs	1,955	3,910
Total lease cost	$2,042	$4,085

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

At
June 30, 2019
Balance Sheet Information

Operating leases:
ROU assets	$80,458

Liabilities - current	$2,517
Liabilities - noncurrent	77,937
Total liabilities	$80,454

Finance leases:
Property, plant and equipment	$2,519
Accumulated depreciation and amortization	(1,410)
Property, plant and equipment, net	$1,109

Current portion of long-term obligations	$46
Long-term obligations, net of current portion	2,705
Total finance lease liabilities	$2,751

	At June 30, 2019
	Operating	Financing
	Leases	Leases
Maturities of Lease Liabilities

Year 1	$7,058	$314
Year 2	7,392	322
Year 3	7,284	331
Year 4	7,151	341
Year 5	6,855	350
Thereafter	159,594	3,652
Total lease payments	195,334	5,310
Less imputed interest	(115,494)	(2,559)
Total present value of lease obligations	79,840	2,751
Present value of current obligations	(1,903)	(46)
Present value of long-term obligations	$77,937	$2,705

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Other Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$136
Operating cash flows from operating leases	3,914
Financing cash flows from finance leases	18
Right-of-use assets obtained in exchange for new operating lease liabilities	243
Weighted-average remaining lease term (in years):
Finance leases	14
Operating leases	30
Weighted-average discount rate:
Finance leases	9.8%
Operating leases	6.9%

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

Certain leases include a provision for early termination, typically in return for an agreed amount of consideration. The terms of these provisions vary by contract. Upon the exercise of an early termination option, any deferred rent receivable, deferred income and unamortized initial direct costs are written off. The underlying asset is assessed for impairment giving consideration to the Company’s ability to utilize the asset in its business. There were no early terminations recorded in the six-month period ended June 30, 2019.

The Company does not have material sublease arrangements as the lessor or lease arrangements with related parties.

The Company did not have sales-type leases or direct financing leases as of June 30, 2019.

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

The following tables provide certain quantitative information about the Company’s operating lease agreements under which it is the lessor as of and for the three and six-month periods ended June 30, 2019. Lease income is classified as revenue on the Statement of Comprehensive Income. The carrying value of the underlying leased assets is not material.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease Income

Total lease income	$855	$1,716

At June, 30
2019
Maturities of Future Undiscounted Lease Payments

Year 1	$1,130
Year 2	1,088
Year 3	625
Year 4	369
Year 5	365
Thereafter	2,928
Total future undiscounted lease payments	$6,505

11.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive income (loss) for the six-month period ended June 30, 2019:

	Defined
	Benefit
	Pension	Interest
	Plan	Rate Swaps	Total
Balance at December 31, 2018	$(3,003)	$328	$(2,675)
Other comprehensive income before reclassifications	28	24	52
Reclassifications from accumulated comprehensive income (loss) to net income	174	(323)	(149)
Net other comprehensive income (loss)	202	(299)	(97)
Balance at June 30, 2019	$(2,801)	$29	$(2,772)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table summarizes the reclassifications from accumulated other comprehensive loss to net income for the three and six-month periods ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization of defined benefit plan pension items:
Amortization of loss	$122	$91	$243	$182
Income tax effect	(35)	(26)	(69)	(52)
After tax	87	65	174	130

Amortization of gain on interest rate swap:
Reclassification to interest expense	(224)	(97)	(451)	(122)
Income tax effect	64	28	128	35
After tax	(160)	(69)	(323)	(87)
Total reclassifications, net of income tax	$(73)	$(4)	$(149)	$43

Amounts reclassified to net income from our defined benefit pension plan and interest rate swaps have been presented within “Other income (expense), net” and “Interest expense,” respectively, in the Statements of Comprehensive Income. The estimated amount to be reclassified from accumulated other comprehensive income as a reduction in interest expense within the next twelve months is $252. See Note 4 “Fair Value Measurements and Derivative Financial Instruments.”

12.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, stock options, restricted stock, stock-settled stock appreciation rights, performance share units and other awards may be granted to officers, employees, consultants, and non-employee directors. Long-term incentive awards (“LTIP”) were granted to executive management annually through 2010.

2011 Incentive Award Plan

On June 10, 2011, Alaska Communications shareholders approved the 2011 Incentive Award Plan, which was amended and restated on June 30, 2014 and June 25, 2018, and which terminates in 2021. Following termination, all shares granted under this plan, prior to termination, will continue to vest under the terms of the grant when awarded. All remaining unencumbered shares of common stock previously allocated to the Prior Plans were transferred to the 2011 Incentive Award Plan. In addition, to the extent that any outstanding awards under the Prior Plans are forfeited or expire or such awards are settled in cash, such shares will again be available for future grants under the 2011 Incentive Award Plan. The Company grants Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”) as the primary equity based incentive for executive and certain non union-represented employees. The disclosures below are primarily associated with RSU and PSU grants awarded in 2017 and 2018.

Restricted Stock Units

The Company measures the fair value of RSUs based on the number of shares granted and the quoted closing market price of the Company’s common stock on the date of grant. RSUs granted in 2018 vest ratably over three years.

In the second quarter of 2019, RSU’s granted to the Company’s former Chief Executive Officer in 2017 and 2018 were modified. The vesting dates were accelerated from 2020 and 2021 to June 2019, and the awards were revalued. The modification resulted in a net increase in share-based compensation expense of $112 in the second quarter. The modification is included in grants and cancellations in the table below.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table summarizes the RSU, LTIP and non-employee director stock compensation activity for the six-month period ended June 30, 2019.

		Weighted
		Average
		Grant Date
	Number	Fair
	of Units	Value
Nonvested at December 31, 2018	1,185	$1.88
Granted	171	1.65
Vested	(768)	1.86
Canceled or expired	(208)	1.96
Nonvested at June 30, 2019	380	$1.78

Performance Stock Units

The PSUs granted in 2018 will vest in three equal installments, or tranches, if certain stock price thresholds and service thresholds are achieved.

The Company measured the fair value of the 2018 PSUs using a Monte Carlo simulation model. Share-based compensation expense subject to a market condition is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

In the second quarter of 2019, certain PSU’s granted to the Company’s former Chief Executive Officer in 2017 and 2018 were modified. The vesting dates were accelerated from 2019, 2020 and 2021 to June 2019, and the awards were revalued. The modification resulted in a net decrease in share-based compensation expense of $165 in the second quarter. The modification is included in grants and cancellations in the table below.

The following table summarizes the PSU activity for the six-month period ended June 30, 2019.

		Weighted
		Average
		Grant Date
	Number	Fair
	of Units	Value
Nonvested at December 31, 2018	2,070	$0.85
Granted	779	0.28
Vested	-	-
Canceled or expired	(1,318)	0.91
Nonvested at June 30, 2019	1,531	$0.51

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table provides selected information about the Company’s share-based compensation as of and for the three and six-month periods ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total compensation cost for share-based payments	$(9)	$325	$489	$567
Weighted average grant-date fair value of equity instruments granted (per share)	$0.53	$1.75	$0.53	$1.76
Total fair value of shares vested during the period	$436	$-	$1,427	$1,524

At June 30:
Unamortized share-based payments			$293	$1,315
Weighted average period (in years) to be recognized as expense			0.9	1.3

13.	EARNINGS PER SHARE

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

Effective in 2015, the Company discontinued use of the “if converted” method in calculating diluted earnings per share in connection with its contingently convertible debt. Accordingly, 322 and 648 shares related to the 6.25% Notes were excluded from the calculation of diluted earnings per share for the three and six-month periods ended June 30, 2018. On May 1, 2018, the Company repurchased the outstanding balance of the 6.25% Notes. See Note 8 “Long-Term Obligations.”

The calculation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2019 and 2018 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income attributable to Alaska Communications	$35	$3,442	$262	$5,543

Weighted average common shares outstanding:
Basic shares	53,799	53,111	53,591	52,897
Effect of stock-based compensation	770	777	1,008	932
Diluted shares	54,569	53,888	54,599	53,829

Net income per share attributable to Alaska Communications:
Basic	$0.00	$0.06	$0.00	$0.10
Diluted	$0.00	$0.06	$0.00	$0.10

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

14.	RETIREMENT PLANS

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

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan on September 1, 1999. As of June 30, 2019, this plan is not fully funded under the Employee Retirement Income Security Act of 1974, as amended.

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three and six-month periods ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest cost	$150	$141	$300	$282
Expected return on plan assets	(169)	(198)	(339)	(396)
Amortization of loss	141	148	282	296
Net periodic pension expense	$122	$91	$243	$182

Net periodic pension expense is included in the line item “Other (expense) income, net” in the Statements of Comprehensive Income.

15.	SUPPLEMENTAL CASH FLOW INFORMATION

Restricted cash of $1,631 at June 30, 2019 consisted of certificates of deposit of $1,600 required under the terms of certain contracts to which the Company is a party and other restricted cash of $31. Restricted cash of $1,634 at December 31, 2018 consisted of certificates of deposit of $1,600 required under the terms of certain contracts to which the Company is a party and other restricted cash of $34.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of financial position at June 30, 2019 and 2018 that sum to the total of these items reported in the statement of cash flows:

	June 30,
	2019	2018
Cash and cash equivalents	$23,920	$10,388
Restricted cash	1,631	1,769
Total cash, cash equivalents and restricted cash	$25,551	$12,157

The following table presents supplemental non-cash transaction information for the six-month periods ended June 30, 2019 and 2018:

	2019	2018
Supplemental Non-cash Transactions:
Capital expenditures incurred but not paid at June 30	$4,488	$3,520
Additions to ARO asset	$25	$708
Unsettled share repurchases	$56	$-

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

16.	BUSINESS SEGMENTS

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

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company establishes an accrual when a particular contingency is probable and estimable, and has recorded litigation accruals totaling $1,516 at June 30, 2019 against certain current claims and legal actions. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ANALYSTS’ REPORTS

This Form 10-Q and our future filings on Forms 10-K, 10-Q and 8-K and the documents incorporated therein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “seeks”, “should” and variations of these words and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Form 10-Q under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere. Actual future performance, outcomes, and results may differ materially from those expressed in forward-looking statements made by us as a result of a number of important factors. Examples of these factors include (without limitation):

•	Our ability to continue to develop and fund attractive, integrated products and services to evolving industry standards, and meet the pressure from competition to offer these services at lower prices
•	unforeseen challenges when entering new markets and our ability to recognize and react to actions, products or services of competitors that threaten our competitive advantage in the marketplace
•	our size, because we are a smaller sized competitor in the markets we serve and we compete against large competitors with substantially greater resources
•

governmental and public policy changes and investigations, including on-going changes in our revenues, or obligations for current and prior periods related to these programs, resulting from regulatory actions affecting inter-carrier compensation, on-going support for state programs such as Essential Network Support obligations, and federal programs such as the rural health care universal service support mechanism, including ascertainment of the “urban rate” and “rural rate” used to determine federal support payments for services we provide to our rural health care customers for current and prior periods, as well as our ability to comply with the regulatory requirements to contribute to the Universal Service Fund and receive support payments from that fund

•	our ability to obtain and appropriately allocate resources to support our growth objectives
•	our ability to maintain successful arrangements with our represented employees
•

our ability to keep pace with rapid technological developments and changing standards in the telecommunications industry, including on-going capital expenditures needed to upgrade our network to industry competitive speeds, particularly in light of expected 5G deployments by mobile wireless carriers

•

our ability to maintain our cost structure as a focused broadband and managed IT services company. Maintaining our cost structure is key to generating cash flow from operating activities. If we fail to effectively manage our costs, our financial condition will be impacted

•

disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of the physical infrastructure, operating systems or devices that our customers use to access our products and services

•	our ability to adequately invest in the maintenance and upgrade of our networks and other information technology systems
•

the Alaskan economy, which has been impacted by continued low crude oil prices which are creating a significant impact on both the level of spending by the State of Alaska and the level of investment in resource development projects by natural resource exploration and development companies in Alaska. The proposed cuts to the state 2020 budget, current legislative impasse and potential spending reductions may impact the economy in the markets we serve and impact our future financial performance

•	our ability to invest sufficiently in our underlying infrastructure, including buildings, fleet and related equipment
•	the ability to attract, recruit, retain and develop our workforce, and implement succession planning necessary for achieving our business plan
•	structural declines for voice and other legacy services within the telecommunications industry
•	the success or failure of any future acquisitions or other major transactions
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
2.

The State of Alaska budget represents approximately 15% of the states total economy. The state’s budget deficit was reduced from $3.7 billion in 2015 to $0.7 billion in 2019 primarily through spending reductions and utilization of interest earned on the state’s permanent fund. Reduced spending by the state has had a dampening effect on overall economic activity in the state. Proposed further reductions to the state’s 2020 budget, the current legislative impasse and potential resulting reduced spending may impact the economy in the markets we serve.

Economists anticipate that slowly increasing oil prices and growing industry optimism bode well for continued new development and increased activity on the North Slope in 2019, supporting an increase in the volume of oil moving through the pipeline and the generation of revenue for the state government.

Economists believe the Alaskan economy entered a moderate recession beginning in the second half of 2015. Certain areas of the economy showed improvement beginning in 2018. Employment levels in the state declined approximately 0.3% in 2018 (compared with a 1.3% decline in 2017) driven by declines in the oil and gas industry, construction, and Federal and state government, offset by increases in health care and local government. The negative effects of the recession have been mitigated by diversity in the Alaskan economy, including growth in the health care and tourism industries. However, economists believe that, without a long-term solution to the state budget deficit, a full economic recovery may remain elusive.

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

US Federal Regulatory Matters

Rural Health Care Support Program

As described in our most recent Form 10-K, in November 2018, USAC approved the rural rates for the services we provide to our rural health care customers for Funding Year 2018, which began on July 1, 2018 and ends on June 30, 2019.

We are also working to reduce the level of regulatory and business uncertainty associated with our rural health care business in two additional ways. First, in November 2018, we requested FCC approval for rural rates for Funding Year 2019, which began July 1, 2019, in an attempt to shorten the USAC funding request approval process and bring greater certainty to the competitive bidding process for rural health care provider services that began in January 2019.The FCC did not act on this request before the start of Funding Year 2019. Even though Funding Year 2019 is now underway, the rates, when approved, will nevertheless apply to services we have provided to rural health care customers beginning on July 1, 2019

Second, we have continued to advocate for the FCC to expeditiously adopt rules to reform and modernize the Rural Health Care Telecommunications Program, on which the majority of health care providers in Alaska rely, in the proceeding that began in December 2017. On July 11, 2019, FCC Chairman Pai proposed a draft Order reforming these rules, which was adopted by the FCC at its monthly meeting on August 1, 2019. This order makes comprehensive changes to the rules governing the competitive bidding process and the method for determining the urban and rural rates used to calculate the amount of the Telecommunications Program support payments for which a health care provider is eligible. The changes to the urban and rural rate rules do not take effect until Funding Year 2021, which will begin July 1, 2021. In the meantime, it remains impossible to predict the impact the new rules will have. We are continuing to evaluate the impact of the funding cap constraints, ongoing uncertainty and unpredictability in the Rural Health Care Universal Service Support Mechanism, and the impact of the rule changes on our rural health care customers and revenues in light of these developments.

CAF Phase II

CAF Phase II supplanted the CAF Phase I frozen support mechanism and requires recipients to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, as well as to meet interim milestone build-out obligations.

On October 31, 2016, the FCC released its order adopting CAF Phase II (“CAF II”) for the only price cap carrier in Alaska, Alaska Communications. Under that order, we will receive approximately $19.7 million annually (the same amount we received as CAF I high cost frozen support) for the ten-year period starting January 1, 2016 and continuing through December 31, 2025. To receive this support, we committed to provide voice and broadband Internet access service to 31,571 locations in census blocks that are unserved or only partially served by any unsubsidized competitor. These will include approximately 26,000 locations that did not previously have access to broadband Internet access service.

The Company filed notices with the FCC as part of a challenge process to include partially served locations within census blocks supported by an unsubsidized competitor. As a result, the Company was able to include over 1,700 additional locations toward meeting its deployment obligations.

We are continuing to work toward meeting our CAF II obligations in a capital-efficient manner, including the potential to deliver broadband Internet access services meeting CAF II requirements using our fixed wireless platform.

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

Our C-band satellite earth stations use the 3.7 - 4.2 GHz band to receive downlink transmissions from geostationary satellites. On April 19, 2018, the Wireless Telecommunications, International, and Public Safety Bureaus of the FCC announced an immediate, temporary freeze on the filing of new or modification applications for fixed-satellite service earth station licenses, receive-only earth station registrations, and fixed microwave licenses in the 3.7 - 4.2 GHz portion of the C-band spectrum, in order to preserve the current landscape of authorized operations in that band while the Commission continues to examine opportunities to permit expanded terrestrial use of that band for mobile broadband and additional fixed services. On June 26, 2018, we filed an application for modification of our license to add ten additional earth station sites to serve the Kuspuk School District and requested a waiver of the FCC’s freeze on such filings. These requests were granted by and order released by the FCC on August 1, 2019.

On July 13, 2018, the FCC issued a Notice of Proposed Rulemaking seeking comment on options for expanding terrestrial use of the 3.7 - 4.2 GHz band for “5G” services. In response, we have filed comments and reply comments advocating for continued access to this spectrum for satellite downlink operations in Alaska. We are unable to predict the outcome of this proceeding. If the FCC adopts rules that limit our ability to license or register additional satellite earth stations in this band, or expands terrestrial transmissions in the 3.7 - 4.2 GHz band, it may become more difficult or costly for us to use this band, or necessitate relocation of our services to alternative spectrum bands.

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

Other State Regulatory Matters

On May 14, 2019, the Alaska State Legislature passed Senate Bill 83 which is expected to be signed by the governor in due course. The bill will eliminate the requirement for Alaska Communications to maintain RCA-filed tariffs for rates, terms, and conditions for legacy phone and networking services in Alaska. However, rates, terms, and conditions for basic residential local telephone service must, under the bill, be uniform within each study area. We are studying the likely effects of the bill and have begun to prepare for its implementation.

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

Business and Wholesale

Providing services to Business and Wholesale customers provides the majority of our revenues and is expected to continue being the primary driver of our growth over the next few years. Our business customers include large enterprises in the oil and gas industry, health care, education, Alaska Native Corporations, financial industries, Federal, state and local governments, and small and medium business. We were the first Alaska-based carrier to be Carrier Ethernet 2.0 Certified and are currently the only Alaska-based carrier certified for multipoint-to-multipoint services. This certification means that we meet international standards for the quality of our broadband services. We also offer IP based voice including the largest SIP implementations in the state of Alaska, and are the first Microsoft Express Route provider in the state. We believe our network differentiates us in the markets we serve, because we prefer not to compete on price; but on the quality, reliability, customer service and the overall value of our solutions. Accordingly, we have significant capacity to “sell into” the network we operate and do so at what we believe are attractive incremental gross margins.

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

		$7,874	15.6%	3.4%

Other	Other non-pass-through surcharges are collected from our customers as authorized by the regulatory body. The amount charged is based on the type of line: single line business, multi-line business, consumer or lifeline. The rates are established based on federal or state orders. These charges are recorded as revenue and do not have a direct associated cost. Rather, they represent a revenue recovery mechanism established by the FCC or the Regulatory Commission of Alaska.	$11,560	22.8%	5.0%
Total Surcharges		$19,434	38.4%	8.4%

Federal and State Support
CAF II	In 2016, the FCC released the CAF Phase II order specific to Alaska Communications which transitioned from CAF Phase I frozen support to CAF Phase II. Funding under the new program generally requires the Company to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, and meet interim milestone build-out obligations. CAF II revenues are expected to be relatively stable through 2026.	$19,694	39.0%	8.5%

COLR and CCL	The Company was designated by the State of Alaska as a COLR in five of the six study areas. In addition to COLR, the Company received CCL support. We do not receive COLR or CCL funding for the ACS of Anchorage study area. As a COLR we were required to provide services essential for retail and carrier-to-carrier telecommunication throughout the applicable coverage area. Effective in 2019, the COLR and CCL funding mechanisms were eliminated and replaced with the ENS funding mechanism. Funding levels under ENS are approximately half of those under the prior mechanisms.	$6,896	13.6%	2.9%

Total Federal and State Support		$26,590	52.6%	11.4%

Total Regulatory Revenue		$50,572		21.8%

Total Revenue		$232,468

Executive Summary

Operating Revenues

Total revenue of $57.4 million declined $2.2 million, or 3.7%, in the second quarter of 2019 compared with the second quarter of 2018. Rural health care revenue of $3.5 million in the second quarter 2019 decreased $3.1 million from $6.6 million in 2018. Rural health care revenue in the second quarter of 2018 was favorably impacted by a $2.1 million cumulative adjustment for the effect of Funding Year 2017 (July 1, 2017 through June 30, 2018) funding increases. Regulatory access revenue declined $1.6 million due to the restructuring and contribution capping (and thereby reducing) of AUSF support. This decline was anticipated. Partially offsetting these declines was a $2.7 million net increase in other business and wholesale revenue.

Operating Income

Operating income of $3.2 million in the second quarter of 2019 declined $5.1 million, or 61.2%, compared with the second quarter of 2018 due to lower revenue and higher operating expenses, including termination benefits for the Company’s former Chief Executive Officer (“CEO”). These items are discussed in more detail below.

Operating Metrics

Business broadband average monthly revenue per user (“ARPU”) of $340.77 in the second quarter of 2019 decreased from $369.46 in the second quarter of 2018 due primarily to the favorable effect of the $2.1 million rural health care adjustment in 2018 described above. ARPU increased from $334.94 in the first quarter of 2019. Business broadband connections of 15,050 at June 30, 2019 declined marginally from connections of 15,368 at June 30, 2018. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as is a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and Wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons, we do not disclose our sales or performance in MRC.

Consumer broadband connections of 32,401 at June 30, 2019 declined from 33,432 at June 30, 2018, and consumer broadband ARPU of $68.17 in the second quarter of 2019 increased from $66.23 in the second quarter of 2018. However, the proportion of connections of 10 Mbps or higher continues to increase, reflecting our focus on offering higher speed connections.

The table below provides certain key operating metrics as of or for the periods indicated.

	June 30,
	2019	2018

Voice:
At quarter end:
Business access lines	67,984	70,494
Consumer access lines	24,337	27,411
Quarter:
ARPU - business	$27.03	$25.38
ARPU - consumer	$33.94	$31.43
Year-to-date:
ARPU - business	$26.25	$25.18
ARPU - consumer	$34.35	$32.03

Broadband:
At quarter end:
Business connections	15,050	15,368
Consumer connections	32,401	33,432
Quarter:
ARPU - business	$340.77	$369.46
ARPU - consumer	$68.17	$66.23
Year-to-date:
ARPU - business	$338.90	$333.06
ARPU - consumer	$67.02	$65.22

Liquidity

We generated cash from operating activities of $28.3 million in the first six months of 2019 compared with $22.4 million in the first six months of 2018. This improvement primarily reflects lower accounts receivable associated with rural health care customers, partially offset by lower earnings.

In the first six months of 2019 and 2018, we invested a total of $21.6 million and $19.6 million, respectively, in capital, including capitalized interest and net of the settlement of items accrued in previous periods.

Net debt (defined as total debt excluding debt issuance costs, less cash and cash equivalents) at June 30, 2019 was $158.8 million compared with $161.2 million at December 31, 2018. The decrease reflects cash generated from operating activities during in the first two quarters and net cash proceeds from the refinancing transaction, largely offset by capital spending and the increased principal balance of the 2019 Senior Credit Facility.

As described in more detail below, on January 15, 2019, the Company entered into an amended and restated credit facility which provides for a reduction in interest rates, extension of principal payment terms, increased borrowing capacity and resetting and widening of key covenant thresholds.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table summarizes our results of operations for the three-month periods ended June 30, 2019 and 2018. Revenue and the associated analysis is presented by customer and product category, combining revenue accounted for under ASC 606 and other guidance.

	Three Months ended June 30,
(in thousands)	2019	2018	Change	% Change
Operating revenues:
Business and wholesale revenue
Business broadband	$15,437	$17,009	$(1,572)	-9.2%
Business voice and other	7,241	7,038	203	2.9%
Managed IT services	1,517	1,191	326	27.4%
Equipment sales and installations	1,008	1,460	(452)	-31.0%
Wholesale broadband	10,443	9,338	1,105	11.8%
Wholesale voice and other	1,392	1,442	(50)	-3.5%
Total business and wholesale revenue	37,038	37,478	(440)	-1.2%

Consumer revenue
Broadband	6,694	6,695	(1)	0.0%
Voice and other	2,647	2,759	(112)	-4.1%
Total consumer revenue	9,341	9,454	(113)	-1.2%

Total business, wholesale and consumer revenue	46,379	46,932	(553)	-1.2%
Growth in broadband revenue	-1.4%

Regulatory revenue
Access	6,093	7,722	(1,629)	-21.1%
High cost support	4,923	4,924	(1)	0.0%
Total regulatory revenue	11,016	12,646	(1,630)	-12.9%

Total operating revenues	$57,395	$59,578	$(2,183)	-3.7%

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	26,356	26,542	(186)	-0.7%
Selling, general and administrative	18,718	16,507	2,211	13.4%
Depreciation and amortization	9,200	8,197	1,003	12.2%
(Gain) loss on disposal of assets, net	(95)	44	(139)	NM
Total operating expenses	54,179	51,290	2,889	5.6%

Operating income	3,216	8,288	(5,072)	-61.2%

Other income and (expense):
Interest expense	(3,096)	(3,401)	305	-9.0%
Loss on extinguishment of debt	(31)	-	(31)	NM
Interest income	95	24	71	NM
Other expense, net	(122)	(91)	(31)	34.1%
Total other income and (expense)	(3,154)	(3,468)	314	-9.1%

Income before income tax expense	62	4,820	(4,758)	-98.7%

Income tax expense	(46)	(1,418)	1,372	NM

Net income	16	3,402	(3,386)	-99.5%
Less net loss attributable to noncontrolling interest	(19)	(40)	21	-52.5%
Net income attributable to Alaska Communications	$35	$3,442	$(3,407)	-99.0%

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $37.0 million decreased $0.5 million, or 1.2%, in the second quarter of 2019 from $37.5 million in the second quarter of 2018. Business broadband revenue decreased $1.6 million due primarily to lower rural health care revenue. Rural health care revenue of $3.5 million in the second quarter of 2019 decreased $3.1 million from $6.6 million in 2018. Rural health care revenue in the second quarter of 2018 was favorably impacted by a $2.1 million cumulative adjustment for the effect of Funding Year 2017 funding increases. This decline was largely offset by an increase in ARPU from $323.91 in 2018 (excluding the estimated effect of the $2.1 million favorable rural health care adjustment) to $340.77 in 2019. Connections were down marginally year over year. Wholesale broadband revenue increased $1.1 million, Managed IT services increased $0.3 million and voice and other revenue increased $0.2 million. Equipment sales and installations were down $0.5 million. While connections and ARPU serve as data points to support the analysis of period-over-period changes in revenue, they are not critical indicators utilized by the Company to manage the Business and Wholesale customer group.

Business and wholesale revenue includes the amortization of deferred revenue for the three-month periods ended June 30, 2019 and 2018 as follows:

	Three Months Ended
	June 30,
	2019	2018

GCI capacity revenue	$516	$516
Other deferred capacity revenue	617	467

Total deferred capacity revenue	1,133	983

Other deferred revenue	921	820

Total	$2,054	$1,803

Consumer

Consumer revenue of $9.3 million in the second quarter of 2019 was down marginally from $9.5 million in the second quarter of 2018. Broadband revenue was unchanged year over year as lower connections were offset by an increase in ARPU to $68.17 from $66.23. Voice and other revenue decreased $0.1 million due to 3,074 fewer connections, partially offset by an increase in ARPU to $33.94 from $31.43 in the prior year.

Regulatory

Regulatory revenue of $11.0 million decreased $1.6 million year over year due primarily to lower access revenue resulting from reduced funding from the Alaska Universal Service Fund.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales (excluding depreciation and amortization) of $26.3 million decreased $0.2 million, or 0.7%, in the second quarter of 2019 from $26.5 million in the second quarter of 2018. A $0.8 million decrease in access charges and $0.3 million decrease in circuit installation costs were partially offset by increases in network support, labor, permitting and other costs totaling $0.9 million.

Selling, General and Administrative

Selling, general and administrative expenses of $18.7 million increased $2.2 million, or 13.4%, in the second quarter of 2019 from $16.5 million in the second quarter of 2018. This increase reflects a $2.4 million increase in labor costs including $1.6 million of termination benefit expense for the Company’s former CEO.

Depreciation and Amortization

Depreciation and amortization expense of $9.2 million increased $1.0 million, or 12.2%, in the second quarter of 2019 from $8.2 million in the second quarter of 2018. This increase was due primarily to the completion of various capital projects, partially offset by certain assets reaching the end of their depreciable life.

Other Income and Expense

Interest expense of $3.1 million in the second quarter of 2019 declined from $3.4 million in the second quarter of 2018 due to a lower average interest rate and borrowing levels.

Income Taxes

Income tax expense and the effective tax rate in the second quarter of 2019 were $46 thousand and 74.2%, respectively. The effective tax rate reflects the impact of permanent book to tax differences on the relatively low level of pre-tax earnings. Income tax expense and the effective tax rate in the second quarter of 2018 were $1.4 million and 29.4%, respectively.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of the AQ-JV was $19 thousand and $40 thousand in the second quarter of 2019 and 2018, respectively.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $35 thousand in the second quarter of 2019 compares with $3.4 million in the same period of 2018. The year over year results reflect the revenue and expense items discussed above.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table summarizes our results of operations for the six-month periods ended June 30, 2019 and 2018. Revenue and the associated analysis is presented by customer and product category, combining revenue accounted for under ASC 606 and other guidance.

	Six Months ended June 30,
(in thousands)	2019	2018	Change	% Change
Operating revenues:
Business and wholesale revenue
Business broadband	$30,704	$30,668	$36	0.1%
Business voice and other	14,242	13,889	353	2.5%
Managed IT services	3,176	2,456	720	29.3%
Equipment sales and installations	1,888	2,382	(494)	-20.7%
Wholesale broadband	20,705	18,916	1,789	9.5%
Wholesale voice and other	2,818	2,930	(112)	-3.8%
Total business and wholesale revenue	73,533	71,241	2,292	3.2%

Consumer revenue
Broadband	13,162	13,187	(25)	-0.2%
Voice and other	5,380	5,636	(256)	-4.5%
Total consumer revenue	18,542	18,823	(281)	-1.5%

Total business, wholesale and consumer revenue	92,075	90,064	2,011	2.2%
Growth in broadband revenue	2.9%

Regulatory revenue
Access	12,382	15,639	(3,257)	-20.8%
High cost support	9,847	9,847	-	0.0%
Total regulatory revenue	22,229	25,486	(3,257)	-12.8%

Total operating revenues	$114,304	$115,550	$(1,246)	-1.1%

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	51,983	52,375	(392)	-0.7%
Selling, general and administrative	35,374	32,519	2,855	8.8%
Depreciation and amortization	17,879	16,984	895	5.3%
(Gain) loss on disposal of assets, net	(97)	41	(138)	NM
Total operating expenses	105,139	101,919	3,220	3.2%

Operating income	9,165	13,631	(4,466)	-32.8%

Other income and (expense):
Interest expense	(6,152)	(6,905)	753	-10.9%
Loss on extinguishment of debt	(2,830)	-	(2,830)	NM
Interest income	170	38	132	NM
Other income, net	-	13	(13)	NM
Total other income and (expense)	(8,812)	(6,854)	(1,958)	28.6%

Income before income tax expense	353	6,777	(6,424)	-94.8%

Income tax expense	(144)	(1,306)	1,162	-89.0%

Net income	209	5,471	(5,262)	-96.2%
Less net loss attributable to noncontrolling interest	(53)	(72)	19	-26.4%
Net income attributable to Alaska Communications	$262	$5,543	$(5,281)	-95.3%

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $73.5 million increased $2.3 million, or 3.2%, in the six-month period of 2019 from $71.2 million in the six-month period of 2018. Wholesale broadband revenue increased $1.8 million, Managed IT services increased $0.7 million and voice and other revenue increased $0.2 million. Business broadband revenue decreased marginally due primarily to lower rural health care revenue. Rural health care revenue of $7.6 million in the six-month period of 2019 decreased $2.5 million from $10.1 million in 2018. Rural health care revenue in 2018 was favorably impacted by a $0.6 million cumulative adjustment for the effect of Funding Year 2017 funding increases. This decline was largely offset by an increase in ARPU from $326.66 (excluding the estimated effect of the $0.6 million favorable rural health care adjustment) in 2018 to $338.90 in 2019. Connections were down marginally year over year.

Business and wholesale revenue includes the amortization of deferred revenue for the six-month periods ended June 30, 2019 and 2018 as follows:

	Six Months Ended
	June 30,
	2019	2018

GCI capacity revenue	$1,027	$1,027
Other deferred capacity revenue	1,232	903

Total deferred capacity revenue	2,259	1,930

Other deferred revenue	1,820	1,572

Total	$4,079	$3,502

Consumer

Consumer revenue of $18.5 million in the six-month period of 2019 declined $0.3 million from $18.8 million in the six-month period of 2018. Broadband revenue was unchanged year over year as lower connections were offset by an increase in ARPU to $67.02 from $65.22. Voice and other revenue decreased $0.3 million due to 3,074 fewer connections, partially offset by an increase in ARPU to $34.35 from $32.03 in the prior year.

Regulatory

Regulatory revenue of $22.2 million decreased $3.3 million year over year due to lower access revenue resulting from reduced funding from the Alaska Universal Service Fund.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales (excluding depreciation and amortization) of $52.0 million decreased $0.4 million, or 0.7%, in the six-month period of 2019 from $52.4 million in the six-month period of 2018. A $1.7 million decrease in access charges and $0.8 million decrease in circuit installation costs were partially offset by increases in network support, labor, permitting and other costs totaling $2.1 million.

Selling, General and Administrative

Selling, general and administrative expenses of $35.4 million increased $2.9 million, or 8.8%, in the six-month period of 2019 from $32.5 million in the six-month period of 2018. This increase reflects a $4.3 million increase in labor costs, including $1.6 million of termination benefit expense for the Company’s former CEO, offset by a $1.1 million decrease in the provision for doubtful accounts receivable.

Depreciation and Amortization

Depreciation and amortization expense of $17.9 million increased $0.9 million, or 5.3%, in the six-month period of 2019 from $17.0 million in the six-month period of 2018. This increase was due primarily to the completion of various capital projects, partially offset by certain assets reaching the end of their depreciable life.

Other Income and Expense

Interest expense of $6.2 million in the six-month period of 2019 declined from $6.9 million in the six-month period of 2018 due to a lower average interest rate and borrowing levels. The loss on extinguishment of debt of $2.8 million in 2019 was associated with the settlement of the 2017 Senior Credit Facility in the first quarter.

Income Taxes

Income tax expense and the effective tax rate in the six-month period of 2019 were $144 thousand and 40.8%, respectively. The effective tax rate reflects the impact of permanent book to tax differences on the relatively low level of pre-tax earnings. Income tax expense in the six-month period of 2018 of $1.3 million reflects a $0.7 million benefit recorded in the first quarter to correct an overstatement of the income tax provision in 2017. Excluding this out-of-period adjustment, the income tax provision was $2.0 million and the effective tax rate was 29.6%.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of the AQ-JV was $53 thousand and $72 thousand in the six-month periods of 2019 and 2018, respectively.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $0.3 million in the six-month period of 2019 compares with $5.5 million in the same period of 2018. The year over year results reflect the revenue and expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations and capital expenditures in the first six months of 2019 through internally generated funds and cash on hand. At June, 2019, we had $23.9 million of cash and cash equivalents, $1.6 million of restricted cash and $20.0 million available under our revolving credit facility.

On January 15, 2019, we completed a refinancing transaction. See the discussion under “Liquidity and Capital Resources” below.

Our major sources and uses of funds in the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended
	June 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$28,333	$22,358
Capital expenditures	$(20,432)	$(17,081)
Change in unsettled capital expenditures	$(551)	$(1,632)
Repayments of long-term debt	$(171,768)	$(20,506)
Proceeds from the issuance of long-term debt	$180,000	$14,000
Debt issuance costs and discounts	$(2,683)	$-
Cash paid for debt extinguishment	$(1,252)	$-
Interest paid (1)	$(6,114)	$(7,251)

(1) Included in net cash provided by operating activities.

Cash Flows from Operating Activities

Cash provided by operating activities of $28.3 million in the first six months of 2019 reflects net income excluding non-cash items (defined as cash provided by operating activities excluding changes in operating assets and liabilities) of $21.2 million and a $9.0 million decrease in account receivable primarily associated with rural health care customers, partially offset by a $1.2 million increase in materials and supplies due to timing of construction projects.

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

Cash Flows from Investing Activities

Cash used by investing activities of $21.6 million in the first six months of 2019 consisted of expenditures on capital. Of $20.4 million incurred in 2019, $13.6 million was success based.

Cash used by investing activities of $19.6 million in the first six months of 2018 consisted of expenditures on capital totaling $18.7 million. Of $17.1 million incurred in 2018, $10.1 million was success based.

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

Cash Flows from Financing Activities

Cash provided by financing activities was $3.8 million in the first six months of 2019. Proceeds from the issuance of long-term debt of $180.0 million consisted of Term A Facility of the 2019 Senior Credit Facility. Repayments of long-term debt of $171.8 million consisted primarily of settlement of the 2017 Senior Credit Facility. Debt discount, issuance and extinguishment payments totaling $3.9 million were associated with the refinancing transaction. Cash payments of $149 thousand were associated with the Company’s share repurchase program initiated in the second quarter of 2019.

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

The actual net total leverage ratio was 2.97 at June 30, 2019.

Fixed Charge Coverage Ratio: The ratio of our (a) Consolidated EBITDA for the applicable period (as defined below) to (b) (i) the sum of, for the same period, consolidated interest expense, capital expenditures (with certain exceptions), long term indebtedness (with certain exceptions) required to be paid, capital lease obligations required to be paid, restricted payments, cash payments for income taxes, (ii) minus, for the same period, specified capital expenditures. The applicable periods for purposes of calculating this ratio are the fiscal quarter ending March 31, 2019; the two consecutive fiscal quarters ending June 30, 2019; the three consecutive fiscal quarters ending September 30, 2019; and the four consecutive fiscal quarters ending December 31, 2019 and thereafter. The minimum fixed charge coverage ratio is 1.10 to 1.00. The actual fixed charge coverage ratio was 1.22 at June 30, 2019.

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

The Initial Term A Facility, Revolving Facility, Delayed-Draw Facility and Incremental Term A Loans bear interest at LIBOR plus 4.5% per annum.

The weighted interest rate on the 2019 Senior Credit Facility was 6.36% at June 30, 2019.

Under the terms of the 2019 Senior Credit Facility, the Company is required to hedge interest payments on a minimum of $90.0 million, or 50%, of the outstanding principal. On June 28, 2019, the Company entered into interest rate swaps in the total notional amount of $135.0 million, effectively fixing the interest payments on 75% of the outstanding principle.

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

USAC has issued funding commitment letters for all of the Company’s rural health care customer applications for Funding Year 2018 (July 1, 2018 through June 30, 2019). As of the date of this report, the Company’s cost-based rural rates for Funding Year 2019 (July 1, 2019 through June 30, 2020) had not been approved by the FCC. Our accounts receivable balance for rural health care customers, net of amounts reserved, was $2.8 million at June 30, 2019 and $8.1 million at December 31, 2018.

We believe that we will have sufficient cash on hand, cash provided by operations and availability under our 2019 Senior Credit Facility to service our debt and fund our operations, capital expenditures and other obligations over the next twelve months. However, our ability to make such an assessment is dependent upon our future financial performance, which is subject to future economic conditions and to financial, business, regulatory, competitive entry and many other factors, many of which are beyond our control and could impact us during the time period of this assessment. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information regarding these risks.

OUTLOOK

We expect to see continued strength in business and wholesale revenues, led by broadband revenue and managed IT services, focused on the larger enterprise and carrier customer segments. These revenue increases are driven by continued demand for broadband as businesses migrate their IT infrastructure to the cloud, deployment of small cell networks, expansion into managed IT services, investments by Federal agencies in long haul broadband infrastructure and continued progress in serving new school districts. We expect the rural health care segment to begin to stabilize in 2019 as a result of program funding increases announced by the FCC in 2018. However, the pricing methodology for funding year 2019 and beyond is uncertain. We expect to see solid performance from our carrier and federal customers as well as opportunities in markets enabled by the North Slope networks. Driven by our network investments in fiber fed WiFi and fixed wireless, we expect to become more competitive serving small business and residential customers, while we focus on improving profitability by enhancing our online and self-serve capabilities. Growth in these areas is expected to be somewhat offset by reduced regulatory access revenue and continued pressure in the rural health care program.

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

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of June 30, 2019, we have recorded litigation accruals of $1.5 million against certain of those claims and legal actions. Estimates involved in developing these litigation accruals could change as these claims, legal actions and regulatory proceedings progress. See also Part II, Item 1. Legal Proceedings.

EMPLOYEES

As of June 30, 2019, we employed 566 regular full-time employees, 10 regular part-time employees and 5 temporary employees, compared with 584, 8 and 4, respectively at December 31, 2018. Approximately 53% of our employees are represented by the IBEW. Our Master Collective Bargaining Agreement (“CBA”) with the IBEW, which is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska. Management considers employee relations to be generally good.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on the evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the second quarter of 2019 and have concluded that there were no changes to our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of June 30, 2019, we have recorded litigation accruals of $1.5 million against certain current claims and legal actions. Other than as described above and as disclosed previously in Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2018, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the Company's risk factors as previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents the Company’s repurchase of its common stock based on the date of trade during the three-month period ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1 - 30, 2019	-	$-	-	$10,000,000
May 1 - 31, 2019	-	$-	-	$10,000,000
June 1 - 30, 2019	118,825	$1.72	118,825	$9,795,098

Total	118,825	$1.72	118,825

(1)	The average price paid per share includes brokerage commissions.
(2)

In the second quarter of 2017, the Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $10.0 million of its common stock effective March 31, 2017 through December 31, 2019.

Working Capital Restrictions and Other Limitations on the Payment of Dividends

Our 2019 Senior Credit Facility contains a number of restrictive covenants and events of default, including covenants limiting capital expenditures, incurrence of debt and the payment of dividends. The 2019 Senior Credit Facility also requires that we maintain certain financial ratios.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit	Where Located

3.1	Amended and Restated By-Laws of Alaska Communications Systems Group, Inc., as amended and restated on April 5, 2019.	Exhibit 3.1 to Form 8-K (filed April 9, 2019)

10.1*	Employment Arrangement between Alaska Communications Systems, Group, Inc. and William Bishop dated April 3, 2019.	Exhibit 10.1 to Form 10-Q (filed May 10, 2019)

10.2*	Compensation Letter from Alaska Communications Systems Group, Inc. to Leonard Steinberg dated March 26, 2019.	Exhibit 10.2 to Form 10-Q (filed May 10, 2019)

10.3*	Compensation Letter from Alaska Communications Systems Group, Inc. to Laurie Butcher dated March 26, 2019.	Exhibit 10.3 to Form 10-Q (filed May 10, 2019)

10.4*	Separation Agreement and Officer’s Release between Alaska Communications Systems Group, Inc. and Anand Vadapalli dated June 12, 2019.	Filed herewith

31.1	Certification of William Bishop, Interim President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of William Bishop, Interim President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Date: August 8, 2019	/s/ William Bishop William Bishop Interim President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2019	/s/ Laurie Butcher Laurie Butcher Senior Vice President of Finance (Principal Financial and Accounting Officer)