Form 10-Q
period 2019-09-30
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2019-11-08
CIK 1089511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to ___________

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

Yes ☐                       No ☒

As of October 31, 2019, there were outstanding 53,011,579 shares of Common Stock, $.01 par value, of the registrant.

Exhibit 3.1

Exhibit 4.1

Exhibit 4.2

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 10.4

Exhibit 10.5

Exhibit 10.6

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 101.INS

Exhibit 101.SCH

Exhibit 101.CAL

Exhibit 101.DEF

Exhibit 101.LAB

Exhibit 101.PRE

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, In Thousands Except Per Share Amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$25,046	$13,351
Restricted cash	1,631	1,634
Short-term investments	134	134
Accounts receivable, net of allowance of $4,807 and $3,936	25,438	31,472
Materials and supplies	9,185	6,737
Prepayments and other current assets	13,191	12,169
Total current assets	74,625	65,497

Property, plant and equipment	1,414,940	1,390,622
Less: accumulated depreciation and amortization	(1,036,422)	(1,017,442)
Property, plant and equipment, net	378,518	373,180

Deferred income taxes	-	498
Operating lease right of use assets	80,748	-
Other assets	12,354	16,010
Total assets	$546,245	$455,185

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term obligations	$5,674	$2,289
Accounts payable, accrued and other current liabilities	40,317	40,957
Advance billings and customer deposits	3,791	4,024
Operating lease liabilities - current	2,626	-
Total current liabilities	52,408	47,270

Long-term obligations, net of current portion	171,541	168,023
Deferred income taxes	2,823	2,315
Operating lease liabilities - noncurrent	78,362	-
Other long-term liabilities, net of current portion	71,250	67,827
Total liabilities	376,384	285,435
Commitments and contingencies
Common stock, $.01 par value; 145,000 authorized; 54,012 issued and 53,012 outstanding at September 30, 2019; 53,268 issued and outstanding at December 31, 2018	540	533
Treasury stock, 1,000 shares at cost	(1,812)	-
Additional paid in capital	160,931	160,514
Retained earnings	12,723	10,439
Accumulated other comprehensive loss	(3,384)	(2,675)
Total Alaska Communications stockholders' equity	168,998	168,811
Noncontrolling interest	863	939
Total stockholders' equity	169,861	169,750
Total liabilities and stockholders' equity	$546,245	$455,185

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Operating revenues	$59,128	$58,229	$173,432	$173,779

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	26,785	27,220	78,768	79,595
Selling, general and administrative	16,832	16,879	52,206	49,398
Depreciation and amortization	9,546	8,352	27,425	25,336
Loss on disposal of assets, net	198	15	101	56
Total operating expenses	53,361	52,466	158,500	154,385

Operating income	5,767	5,763	14,932	19,394

Other income and (expense):
Interest expense	(2,997)	(3,286)	(9,149)	(10,191)
Loss on extinguishment of debt	-	-	(2,830)	-
Interest income	121	36	291	74
Other income, net	192	66	192	79
Total other income and (expense)	(2,684)	(3,184)	(11,496)	(10,038)

Income before income tax expense	3,083	2,579	3,436	9,356

Income tax expense	(1,084)	(774)	(1,228)	(2,080)

Net income	1,999	1,805	2,208	7,276

Less net loss attributable to noncontrolling interest	(23)	(12)	(76)	(84)

Net income attributable to Alaska Communications	2,022	1,817	2,284	7,360

Other comprehensive (loss) income:
Minimum pension liability adjustment	(69)	55	(30)	169
Income tax effect	19	(16)	8	(48)
Amortization of defined benefit plan loss	(192)	(13)	51	169
Income tax effect	55	4	(14)	(48)
Interest rate swap marked to fair value	(396)	17	(362)	429
Income tax effect	112	(5)	102	(123)
Reclassification to interest expense	(197)	(136)	(648)	(258)
Income tax effect	56	39	184	74
Total other comprehensive (loss) income	(612)	(55)	(709)	364

Total comprehensive income attributable to Alaska Communications	1,410	1,762	1,575	7,724

Net loss attributable to noncontrolling interest	(23)	(12)	(76)	(84)
Total other comprehensive income attributable to noncontrolling interest	-	-	-	-
Total comprehensive loss attributable to noncontrolling interest	(23)	(12)	(76)	(84)

Total comprehensive income	$1,387	$1,750	$1,499	$7,640

Net income per share attributable to Alaska Communications:
Basic	$0.04	$0.03	$0.04	$0.14
Diluted	$0.04	$0.03	$0.04	$0.14

Weighted average shares outstanding:
Basic	53,328	53,184	53,503	52,994
Diluted	53,991	54,116	54,405	53,887

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Number of Common Shares Issued and Outstanding
Balance at beginning of period	53,774	53,184	53,268	52,526
Issuance of common stock pursuant to stock plans, $.01 par	119	-	744	658
Purchases of common stock, $.01 par	(881)	-	(1,000)	-
Balance at end of period	53,012	53,184	53,012	53,184

Total Stockholders' Equity - Beginning Balance	$169,804	$165,646	$169,750	$154,510

Common Stock
Balance at beginning of period	540	532	533	525
Issuance of common stock pursuant to stock plans, $.01 par	-	-	7	7
Balance at end of period	540	532	540	532

Treasury Stock
Balance at beginning of period	(205)	-	-	-
Purchases of 1,000 shares of common stock, $.01 par	(1,607)	-	(1,812)	-
Balance at end of period	(1,812)	-	(1,812)	-

Additional Paid In Capital
Balance at beginning of period	160,654	159,230	160,514	158,969
Stock-based compensation	277	642	766	1,209
Surrender of shares to cover minimum withholding taxes on stock-based compensation	-	-	(448)	(410)
Issuance of common stock pursuant to stock plans, $.01 par	-	-	99	104
Balance at end of period	160,931	159,872	160,931	159,872

Retained Earnings (Accumulated Deficit)
Balance at beginning of period	10,701	6,902	10,439	(3,579)
Net income attributable to Alaska Communications	2,022	1,817	2,284	7,360
Cumulative effect of new accounting principles adopted	-	-	-	4,938
Balance at end of period	12,723	8,719	12,723	8,719

Accumulated Other Comprehensive Loss
Balance at beginning of period	(2,772)	(1,977)	(2,675)	(2,396)
Other comprehensive (loss) income	(612)	(55)	(709)	364
Balance at end of period	(3,384)	(2,032)	(3,384)	(2,032)

Noncontrolling Interest
Balance at beginning of period	886	959	939	991
Net loss attributable to noncontrolling interest	(23)	(12)	(76)	(84)
Contributions from noncontrolling interest	-	-	-	40
Balance at end of period	863	947	863	947

Total Stockholders' Equity - Ending Balance	$169,861	$168,038	$169,861	$168,038

See Notes to Condensed Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$2,208	$7,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,425	25,336
Loss on disposal of assets, net	101	56
Amortization of debt issuance costs and debt discount	911	1,022
Loss on extinguishment of debt	2,830	-
Amortization of deferred capacity revenue	(3,400)	(2,997)
Stock-based compensation	766	1,209
Income tax expense	1,228	2,080
Charge for uncollectible accounts	275	2,371
Amortization of right-of-use assets	1,716	-
Other non-cash expense, net	52	168
Income taxes receivable	(65)	(37)
Changes in operating assets and liabilities	8,573	10,395
Net cash provided by operating activities	42,620	46,879

Cash Flows from Investing Activities:
Capital expenditures	(31,556)	(25,432)
Capitalized interest	(983)	(1,456)
Change in unsettled capital expenditures	583	(1,811)
Proceeds on sale of assets	20	1
Net cash used by investing activities	(31,936)	(28,698)

Cash Flows from Financing Activities:
Repayments of long-term debt	(172,903)	(29,164)
Proceeds from the issuance of long-term debt	180,000	14,000
Debt issuance costs and discounts	(2,683)	-
Cash paid for debt extinguishment	(1,252)	-
Cash proceeds from noncontrolling interest	-	40
Payment of withholding taxes on stock-based compensation	(448)	(410)
Purchases of treasury stock	(1,812)	-
Proceeds from the issuance of common stock	106	111
Net cash provided (used) by financing activities	1,008	(15,423)

Change in cash, cash equivalents and restricted cash	11,692	2,758
Cash, cash equivalents and restricted cash, beginning of period	14,985	16,168

Cash, cash equivalents and restricted cash, end of period	$26,677	$18,926

Supplemental Cash Flow Data:
Interest paid	$9,236	$10,723
Income taxes paid, net	$10	$4

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the consolidated financial position, comprehensive income, stockholders’ equity and cash flows for all periods presented. Comprehensive income for the three and nine-month periods ended September 30, 2019, is not necessarily indicative of comprehensive income which might be expected for the entire year or any other interim periods. The balance sheet at December 31, 2018 has been derived from the audited financial statements as of that date but does not include all information and notes required by GAAP for complete financial statements. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Employee Termination Benefits

In the second quarter of 2019, the Company recorded a charge of $1,595 associated with cash-based termination benefits paid or to be paid to is former Chief Executive Officer who separated from the Company effective June 30, 2019. These benefits consist of special termination benefits as defined in Accounting Standards Codification (“ASC”) 712, “Compensation – Nonretirement Postemployment Benefits” and include the continuation of salary and certain benefits through December 31, 2019, and the payment of annual cash incentive and long-term cash awards, subject to certain conditions. Payments totaling $1,193 were made in the third quarter of 2019 and the balance will be paid in the fourth quarter of 2019 and in 2020 and 2021. The effect of the former Chief Executive Officer’s separation on the relevant equity awards were accounted for in accordance with ASC 718, “Compensation – Stock Compensation.” See Note 12 “Stock Incentive Plans.”

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

As of September 30, 2019, the Company had repurchased 1,000,000 shares under the program at a weighted average price of $1.81 per share with an aggregate value of $1,812.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Accounting Pronouncements Issued Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The amendments in ASU 2016-13, and subsequent amendments, introduce a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is expected to be effective for the Company’s 2023 fiscal year. The Company is evaluating the effect ASU 2016-13 will have on its financial statements and related disclosures.

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

Revenue Accounted for in Accordance with Other Guidance

Deferred revenue capacity liabilities are established for indefeasible rights of use (“IRUs”) on the Company’s network provided to third parties and are typically accounted for as operating leases. Regulatory access revenue includes interstate and intrastate switched access, consisting of services based primarily on originating and terminating access minutes from other carriers. High-cost support revenue consists of interstate revenue streams structured by federal regulatory agencies that allow the Company to recover its cost of providing universal service in Alaska.

Disaggregation of Revenue

The following tables provide the Company’s revenue disaggregated on the basis of its primary markets, customers, products and services for the three and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue
Business and Wholesale Revenue
Business broadband	$15,595	$-	$15,595	$46,181	$-	$46,181
Business voice and other	6,889	-	6,889	20,546	-	20,546
Managed IT services	1,789	-	1,789	4,965	-	4,965
Equipment sales and installations	942	-	942	2,830	-	2,830
Wholesale broadband	9,550	-	9,550	26,821	-	26,821
Wholesale voice and other	1,870	-	1,870	4,688	-	4,688
Operating leases and other deferred revenue	-	2,104	2,104	-	6,241	6,241
Total Business and Wholesale Revenue	36,635	2,104	38,739	106,031	6,241	112,272

Consumer Revenue
Broadband	6,718	-	6,718	19,880	-	19,880
Voice and other	2,567	-	2,567	7,947	-	7,947
Total Consumer Revenue	9,285	-	9,285	27,827	-	27,827

Regulatory Revenue
Access (1)	5,005	-	5,005	15,040	-	15,040
Access (2)	-	1,176	1,176	-	3,523	3,523
High-cost support	-	4,923	4,923	-	14,770	14,770
Total Regulatory Revenue	5,005	6,099	11,104	15,040	18,293	33,333
Total Revenue	$50,925	$8,203	$59,128	$148,898	$24,534	$173,432

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue
Business and Wholesale Revenue
Business broadband	$15,309	$-	$15,309	$45,859	$-	$45,859
Business voice and other	7,199	-	7,199	21,088	-	21,088
Managed IT services	1,480	-	1,480	3,936	-	3,936
Equipment sales and installations	1,488	-	1,488	3,870	-	3,870
Wholesale broadband	7,624	-	7,624	23,475	-	23,475
Wholesale voice and other	1,525	-	1,525	4,455	-	4,455
Operating leases and other deferred revenue	-	1,740	1,740	-	4,923	4,923
Total Business and Wholesale Revenue	34,625	1,740	36,365	102,683	4,923	107,606

Consumer Revenue
Broadband	6,539	-	6,539	19,726	-	19,726
Voice and other	2,719	-	2,719	8,355	-	8,355
Total Consumer Revenue	9,258	-	9,258	28,081	-	28,081

Regulatory Revenue
Access (1)	5,944	-	5,944	18,203	-	18,203
Access (2)	-	1,738	1,738	-	5,118	5,118
High-cost support	-	4,924	4,924	-	14,771	14,771
Total Regulatory Revenue	5,944	6,662	12,606	18,203	19,889	38,092
Total Revenue	$49,827	$8,402	$58,229	$148,967	$24,812	$173,779

(1)     Includes customer ordered service and special access.

(2)     Includes carrier of last resort and carrier common line.

Business broadband revenue includes revenue associated with rural health care customers. Consumer voice and other revenue includes revenue associated with the FCC’s Lifeline program.

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the three and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Services transferred over time	$44,978	$42,395	$131,028	$126,894
Goods transferred at a point in time	942	1,488	2,830	3,870
Regulatory access revenue (1)	5,005	5,944	15,040	18,203

Total revenue	$50,925	$49,827	$148,898	$148,967

(1)	Includes customer ordered service and special access.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Transaction Price Allocated to Remaining Performance Obligations

The aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with customers that are unsatisfied, or partially unsatisfied, accounted for in accordance with ASC 606 was approximately $85,212 at September 30, 2019. Revenue will be recognized as the Company satisfies the associated performance obligations. For equipment delivery, installation and configuration, and certain managed IT services, which comprise approximately $1,425 of the total, the performance obligation is currently expected to be satisfied during the next twelve months. For business broadband, voice and other managed IT services, which comprise approximately $83,787 of the total, the performance obligation will be satisfied as the service is provided over the terms of the contracts, which range from one to ten years. The Company’s agreements with its consumer customers are typically on a month-to-month basis. Therefore, the Company’s provision of future service to these customers is not reflected in the above discussion of future performance obligations.

Contract Assets and Liabilities

The Company incurs certain incremental costs to obtain contracts that it expects to recover. These costs consist primarily of sales commissions and other directly related incentive compensation payments (reported as contract additions in the table below) which are dependent upon, and paid upon, successfully entering into individual customer contracts.

The table below provides a reconciliation of the contract assets associated with contracts with customers accounted for in accordance with ASC 606 for the nine-month period ended September 30, 2019. Contract modifications did not have a material effect on contract assets in the nine-month period ended September 30, 2019. Contract assets are classified as “Other assets” on the consolidated balance sheet.

Balance at January 1	$8,052
Contract additions	2,192
Amortization	(2,864)
Impairments	(83)
Balance at September 30	$7,297

The Company recorded a charge for uncollectible accounts receivable of $275 in the nine-month period ended September 30, 2019 associated with its contracts with customers. See Note 5 “Accounts Receivable.”

The table below provides a reconciliation of the contract liabilities associated with contracts with customers accounted for in accordance with ASC 606 for the nine-month period ended September 30, 2019. Contract liabilities consist of deferred revenue and are included in “Accounts payable, accrued and other current liabilities” and “Other long-term liabilities, net of current portion.”

Balance at January 1	$2,766
Contract additions	1,535
Revenue recognized	(1,045)
Balance at September 30	$3,256

3.     JOINT VENTURE

The table below provides certain financial information about the AQ-JV included on the Company’s consolidated balance sheet at September 30, 2019 and December 31, 2018. Cash may be utilized only to settle obligations of the joint venture. Because the joint venture is an LLC, and the Company has not guaranteed its operations, the joint venture’s creditors do not have recourse to the general credit of the Company.

	2019	2018
Cash	$270	$270
Property, plant and equipment, net of accumulated depreciation of $383 and $309	$1,758	$1,832

The operating results and cash flows of the joint venture in the three and nine-month periods of 2019 and 2018 were not material to the Company’s consolidated financial results.

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

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and financing leases approximate carrying values due to their nature. The carrying values of the Company’s senior credit facilities and other long-term obligations of $179,207 and $172,494 at September 30, 2019 and December 31, 2018, respectively, approximate fair value primarily as a result of the stated interest rates of the 2019 Senior Credit Facility approximating current market rates (Level 2).

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, at each hierarchical level. There were no transfers into or out of Levels 1 and 2 during the first nine months of 2019:

	September 30, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other assets:
Interest rate swaps	$-	$-	$-	$-	$458	$-	$458	$-
Other long-term liabilities:
Interest rate swaps	$552	$-	$552	$-	$-	$-	$-	$-

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents the notional amount, fair value and balance sheet classification of the Company’s derivative financial instruments designated as cash flow hedges as of September 30, 2019 and December, 31, 2018. The fair values of both interest rate swaps were liabilities at September 30, 2019 and were hedges of the same interest rate risk.

		Notional	Fair
	Balance Sheet Location	Amount	Value
At September 30, 2019:
Interest rate swaps	Other long-term liabilities	$135,000	$552

At December 31, 2018:
Interest rate swaps	Other assets	$90,000	$458

The following table presents gains and losses before income taxes on the Company’s interest rate swaps designated as a cash flow hedge for the three and nine-month periods ending September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(Loss) gain recognized in accumulated other comprehensive loss	$(396)	$17	$(362)	$429
Gain reclassified from accumulated other comprehensive loss to income	197	136	648	258

The following table presents the effect of cash flow hedge accounting on the Company’s Statements of Comprehensive Income for the three and nine-month periods ending September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Recorded as Interest Expense:
Hedged interest payments	$(2,327)	$(1,628)	$(5,524)	$(4,690)
Gain on interest rate swap	197	136	648	258

5.      ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at September 30, 2019 and December 31, 2018:

	2019	2018
Retail customers	$19,340	$21,732
Wholesale carriers	6,615	9,315
Other	4,290	4,361
	30,245	35,408
Less: allowance for doubtful accounts	(4,807)	(3,936)
Accounts receivable, net	$25,438	$31,472

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents the activity in the allowance for doubtful accounts for the nine-month period ended September 30, 2019, which is associated entirely with the Company’s contracts with customers:

2019
Balance at January 1	$3,936
Provision for uncollectible accounts	275
Charged to other accounts	1,252
Deductions	(656)
Asset at September 30	$4,807

USAC has issued funding commitment letters for all of the Company’s rural health care customer applications for Funding Year 2018 (July 1, 2018 through June 30, 2019). Accounts receivable, net, associated with rural health care customers was $4,012 and $8,122 at September 30, 2019 and December 31, 2018, respectively. Rural health care accounts are a component of the retail customers category in the above table.

6.     OTHER CURRENT ASSETS

Prepayments and other current assets consist of the following at September 30, 2019 and December 31, 2018:

	2019	2018
Income tax receivable	$7,559	$5,087
Prepaid expense	3,003	3,878
Other	2,629	3,204
Total prepayments and other current assets	$13,191	$12,169

7.      CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities consist of the following at September 30, 2019 and December 31, 2018:

	2019	2018
Accounts payable - trade	$15,392	$14,627
Accrued payroll, benefits, and related liabilities	13,018	13,473
Deferred capacity and other revenue	6,588	6,095
Other	5,319	6,762
Total accounts payable, accrued and other current liabilities	$40,317	$40,957

Advance billings and customer deposits consist of the following at September 30, 2019 and December 31, 2018:

	2019	2018
Advance billings	$3,760	$3,992
Customer deposits	31	32
Total advance billings and customer deposits	$3,791	$4,024

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

8.     LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at September 30, 2019 and December 31, 2018:

	2019	2018
2019 senior secured credit facility due 2024	$178,875	$-
Debt discount	(2,408)	-
Debt issuance costs	(1,992)	-
2017 senior secured credit facility due 2023	-	171,750
Debt discount	-	(2,024)
Debt issuance costs	-	(2,182)
Capital leases and other long-term obligations	2,740	2,768
Total long-term obligations	177,215	170,312
Less current portion	(5,674)	(2,289)
Long-term obligations, net of current portion	$171,541	$168,023

As of September 30, 2019, the aggregate maturities of long-term obligations were as follows:

2019 (October 1 - December 31)	$1,136
2020 (January 1 - December 31)	6,802
2021 (January 1 - December 31)	9,067
2022 (January 1 - December 31)	11,333
2023 (January 1 - December 31)	15,851
2024 (January 1 - December 31)	135,122
Thereafter	2,304
Total maturities of long-term obligations	$181,615

2019 Senior Credit Facility

On January 15, 2019, the Company entered into an amended and restated credit facility consisting of an Initial Term A Facility in the amount of $180,000, a Revolving Facility in an amount not to exceed $20,000 and a Delayed-Draw Term A Facility in an amount not to exceed $25,000 (together the “2019 Senior Credit Facility” or “Agreement”). The Agreement also provides for Incremental Term A Loans up to an aggregate principal amount of the greater of $60,000 and trailing twelve month EBITDA, as defined in the Agreement. On January 15, 2019, proceeds from the Initial Term A Facility of $178,335, net of discounts of $1,665, were used to repay in full the outstanding principal balance of the Term A-1 Facility and Term A-2 Facility under the Company’s 2017 Senior Credit Facility of $112,500 and $59,250, respectively, pay accrued and unpaid interest of $590, and pay fees and expenses associated with the transaction totaling $2,216. The 2017 Senior Credit Facility was terminated on January 15, 2019. Discounts, debt issuance costs and fees associated with the 2019 Senior Credit Facility totaling $2,683 were deferred and will be charged to interest expense over the term of the agreement.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

There were no amounts outstanding under the Revolving Facility, Delayed-Draw Term A Facility and Incremental Term A Loans at September 30, 2019.

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

9.     OTHER LONG-TERM LIABILITIES

Other long-term liabilities, consisting primarily of deferred capacity and other revenue, was as follows at September 30, 2019 and December 31, 2018:

	2019	2018
Deferred GCI capacity revenue, net of current portion	$29,558	$31,113
Other deferred IRU capacity revenue, net of current portion	27,083	25,732
Other deferred revenue, net of current portion	4,605	2,113
Other	10,004	8,869
Total other long-term liabilities	$71,250	$67,827

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

Lease Agreements Under Which the Company is the Lessee

The Company enters into agreements for land, land easements, access rights, IRUs, co-located data centers, buildings, equipment, pole attachments and personal property. These assets are utilized in the provision of broadband and telecommunications services to the Company’s customers. An agreement is determined to be a lease if it conveys to the Company the right to control the use of an identified asset for a period of time in exchange for consideration. Control is defined as the Company having both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset. This determination is made at contract inception. Operating leases are included in operating lease ROU assets and current and noncurrent operating lease liabilities on the consolidated balance sheet. Finance leases are included in property, plant and equipment and current portion of long-term obligations and long-term obligations on the consolidated balance sheet.

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

Certain leases include a provision for early termination, typically in return for an agreed amount of consideration. The terms of these provisions vary by contract. Upon the exercise of an early termination option, the ROU asset and associated liability are remeasured to reflect the present value of the revised cash flows. Early terminations recorded in the nine-month period ended September 30, 2019 were not material.

The Company’s operating and financing lease agreements do not include residual value guarantees, embedded leases or impose material restrictions or covenants on the Company’s operations. It has no lease arrangements with related parties. The Company has subleases associated with certain leased assets. Such arrangements are not material.

The Company entered into additional operating lease commitments that had not yet commenced as of September 30, 2019 with a present value totaling approximately $922. These leases are primarily associated with the Company’s CAF Phase II services, are expected to commence in 2019 and 2020, and have terms of 7 to 25 years.

The discount rate applied to determine the present value of the future lease payments is based on the Company’s incremental borrowing rate which is derived from recent secured borrowing arrangements entered into by the Company and publicly available information for instruments with similar terms.

Short-term and variable lease cost recorded during the three and nine-month periods ended September 30, 2019 were not material.

The Company did not enter into any sale and leaseback transactions during the nine-month period ended September 30, 2019.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following tables provide certain quantitative information about the Company’s lease agreements under which it is the lessee as of and for the three and nine-month periods ended September 30, 2019. The maturities of lease liabilities are presented in twelve-month increments beginning October 1, 2019.

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease Cost

Finance lease cost:
Amortization of right-of-use assets	$20	$59
Interest on lease liabilities	67	203
Operating lease costs	1,972	5,882
Total lease cost	$2,059	$6,144

At
September 30, 2019
Balance Sheet Information

Operating leases:
ROU assets	$80,748

Liabilities - current	$2,626
Liabilities - noncurrent	78,362
Total liabilities	$80,988

Finance leases:
Property, plant and equipment	$2,519
Accumulated depreciation and amortization	(1,430)
Property, plant and equipment, net	$1,089

Current portion of long-term obligations	$49
Long-term obligations, net of current portion	2,691
Total finance lease liabilities	$2,740

	At September 30, 2019
	Operating	Financing
	Leases	Leases
Maturities of Lease Liabilities

Year 1	$7,236	$316
Year 2	7,464	325
Year 3	7,364	334
Year 4	7,140	343
Year 5	6,884	352
Thereafter	159,470	3,562
Total lease payments	195,558	5,232
Less imputed interest	(115,317)	(2,492)
Total present value of lease obligations	80,241	2,740
Present value of current obligations	(1,879)	(49)
Present value of long-term obligations	$78,362	$2,691

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$203
Operating cash flows from operating leases	5,645
Financing cash flows from finance leases	28
Right-of-use assets obtained in exchange for new operating lease liabilities	592
Weighted-average remaining lease term (in years):
Finance leases	14
Operating leases	30
Weighted-average discount rate:
Finance leases	9.8%
Operating leases	6.9%

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

Certain leases include a provision for early termination, typically in return for an agreed amount of consideration. The terms of these provisions vary by contract. Upon the exercise of an early termination option, any deferred rent receivable, deferred income and unamortized initial direct costs are written off. The underlying asset is assessed for impairment giving consideration to the Company’s ability to utilize the asset in its business. There were no early terminations recorded in the nine-month period ended September 30, 2019.

The Company does not have material sublease arrangements as the lessor or lease arrangements with related parties.

The Company did not have sales-type leases or direct financing leases as of September 30, 2019.

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

The following tables provide certain quantitative information about the Company’s operating lease agreements under which it is the lessor as of and for the three and nine-month periods ended September 30, 2019. Lease income is classified as revenue on the Statement of Comprehensive Income. The carrying value of the underlying leased assets is not material.

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease Income
Total lease income	$879	$2,595

At September 30,
2019
Maturities of Future Undiscounted Lease Payments
Year 1	$1,228
Year 2	1,154
Year 3	544
Year 4	385
Year 5	383
Thereafter	2,933
Total future undiscounted lease payments	$6,627

11.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive income (loss) for the nine-month period ended September 30, 2019:

	Defined
	Benefit
	Pension	Interest
	Plan	Rate Swaps	Total
Balance at December 31, 2018	$(3,003)	$328	$(2,675)
Other comprehensive income before reclassifications	(22)	(260)	(282)
Reclassifications from accumulated comprehensive income (loss) to net income	37	(464)	(427)
Net other comprehensive income (loss)	15	(724)	(709)
Balance at September 30, 2019	$(2,988)	$(396)	$(3,384)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table summarizes the reclassifications from accumulated other comprehensive income (loss) to net income for the three and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amortization of defined benefit plan pension items:
Amortization of loss	$(192)	$(13)	$51	$169
Income tax effect	55	4	(14)	(48)
After tax	(137)	(9)	37	121

Amortization of gain on interest rate swap:
Reclassification to interest expense	(197)	(136)	(648)	(258)
Income tax effect	56	39	184	74
After tax	(141)	(97)	(464)	(184)
Total reclassifications, net of income tax	$(278)	$(106)	$(427)	$(63)

Amounts reclassified to net income from our defined benefit pension plan and interest rate swaps have been presented within “Other income (expense), net” and “Interest expense,” respectively, in the Statements of Comprehensive Income. The estimated amount to be reclassified from accumulated other comprehensive income as a reduction in interest expense within the next twelve months is $19. See Note 4 “Fair Value Measurements and Derivative Financial Instruments.”

12.     STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, stock options, restricted stock, stock-settled stock appreciation rights, performance share units and other awards may be granted to officers, employees, consultants, and non-employee directors. Long-term incentive awards (“LTIP”) were granted to executive management annually through 2010.

2011 Incentive Award Plan

On June 10, 2011, Alaska Communications shareholders approved the 2011 Incentive Award Plan, which was amended and restated on June 30, 2014 and June 25, 2018, and which terminates in 2021. Following termination, all shares granted under this plan, prior to termination, will continue to vest under the terms of the grant when awarded. All remaining unencumbered shares of common stock previously allocated to the Prior Plans were transferred to the 2011 Incentive Award Plan. In addition, to the extent that any outstanding awards under the Prior Plans are forfeited or expire or such awards are settled in cash, such shares will again be available for future grants under the 2011 Incentive Award Plan. The Company grants Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”) as the primary equity based incentive for executive and certain non union-represented employees. The disclosures below are primarily associated with RSU and PSU grants awarded in 2017, 2018 and 2019.

Restricted Stock Units

The Company measures the fair value of RSUs based on the number of shares granted and the quoted closing market price of the Company’s common stock on the date of grant. RSUs granted in 2019 vest ratably over the three-year period ending March 1, 2022.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table summarizes the RSU, LTIP and non-employee director stock compensation activity for the nine-month period ended September 30, 2019.

		Weighted
		Average
		Grant Date
	Number	Fair
	of Units	Value
Nonvested at December 31, 2018	1,185	$1.88
Granted	443	1.69
Vested	(768)	1.86
Canceled or expired	(208)	1.96
Nonvested at September 30, 2019	652	$1.76

Performance Stock Units

PSUs granted in the third quarter of 2019 will vest proportionally over the three-year period ending in March 2022 subject to the achievement of certain Company performance targets.

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

The following table summarizes the PSU activity for the nine-month period ended September 30, 2019.

		Weighted
		Average
		Grant Date
	Number	Fair
	of Units	Value
Nonvested at December 31, 2018	2,070	$0.85
Granted	1,188	0.77
Vested	-	-
Canceled or expired	(1,722)	0.78
Nonvested at September 30, 2019	1,536	$0.87

The following table provides selected information about the Company’s share-based compensation as of and for the three and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total compensation cost for share-based payments	$277	$642	$766	$1,209
Weighted average grant-date fair value of equity instruments granted (per share)	$1.71	$0.80	$1.02	$0.97
Total fair value of shares vested during the period	$-	$-	$1,427	$1,524

At September 30:
Unamortized share-based payments			$971	$2,039
Weighted average period (in years) to be recognized as expense			1.8	1.2

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

Effective in 2015, the Company discontinued use of the “if converted” method in calculating diluted earnings per share in connection with its contingently convertible debt. Accordingly, zero and 429 shares related to the 6.25% Notes were excluded from the calculation of diluted earnings per share for the three and nine-month periods ended September 30, 2018. On May 1, 2018, the Company repurchased the outstanding balance of the 6.25% Notes. See Note 8 “Long-Term Obligations.”

The calculation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2019 and 2018 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income attributable to Alaska Communications	$2,022	$1,817	$2,284	$7,360

Weighted average common shares outstanding:
Basic shares	53,328	53,184	53,503	52,994
Effect of stock-based compensation	663	932	902	893
Diluted shares	53,991	54,116	54,405	53,887

Net income per share attributable to Alaska Communications:
Basic	$0.04	$0.03	$0.04	$0.14
Diluted	$0.04	$0.03	$0.04	$0.14

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

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. (“CenturyTel Plan”). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan (the “Plan”) on September 1, 1999. In the third quarter of 2019, the Company concluded that almost all participants in the Plan are inactive through either retirement or termination. In accordance with ASC 715, “Compensation – Retirement Benefits,” the amortization period for certain costs associated with the Plan will be changed from the expected future working lifetime of current active employees covered by the Plan to the expected future lifetime of inactive participants. This change was applied effective January 1, 2019. The amortization of loss in the table below reflects a $352 credit recorded in the third quarter of 2019 for the cumulative effect of the change. As of September 30, 2019, this plan is not fully funded under the Employee Retirement Income Security Act of 1974, as amended.

The following table presents the net periodic pension expense for the ACS Retirement Plan for the three and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest cost	$153	$143	$453	$425
Expected return on plan assets	(169)	(198)	(508)	(594)
Amortization of loss	(176)	42	106	338
Net periodic pension expense	$(192)	$(13)	$51	$169

Net periodic pension expense is included in the line item “Other income, net” in the Statements of Comprehensive Income.

15. SUPPLEMENTAL CASH FLOW INFORMATION

Restricted cash of $1,631 at September 30, 2019 consisted of certificates of deposit of $1,600 required under the terms of certain contracts to which the Company is a party and other restricted cash of $31. Restricted cash of $1,634 at December 31, 2018 consisted of certificates of deposit of $1,600 required under the terms of certain contracts to which the Company is a party and other restricted cash of $34.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of financial position at September 30, 2019 and 2018 that sum to the total of these items reported in the statement of cash flows:

	September 30,
	2019	2018
Cash and cash equivalents	$25,046	$17,292
Restricted cash	1,631	1,634
Total cash, cash equivalents and restricted cash	$26,677	$18,926

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents supplemental non-cash transaction information for the nine-month periods ended September 30, 2019 and 2018:

	2019	2018
Supplemental Non-cash Transactions:
Capital expenditures incurred but not paid at September 30	$5,823	$3,350
Additions to ARO asset	$58	$752

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

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company establishes an accrual when a particular contingency is probable and estimable, and has recorded litigation accruals totaling $1,365 at September 30, 2019 against certain current claims and legal actions. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

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
•

governmental and public policy changes and investigations, including on-going changes in our revenues, or obligations for current and prior periods related to these programs, resulting from regulatory actions affecting inter-carrier compensation, on-going support for state programs such as Essential Network Support obligations, and federal programs such as the rural health care universal service support mechanism, including ascertainment of the “urban rate” and “rural rate” used to determine federal support payments for services we provide to our rural health care customers for current and prior periods

•	our ability to comply with the regulatory requirements to contribute to the Universal Service Fund and receive support payments from that fund
•	our ability to obtain and appropriately allocate resources to support our growth objectives
•	our ability to maintain successful arrangements with our represented employees
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

•	our ability to adequately invest in the maintenance and upgrade of our networks and other information technology systems
•	the Alaskan economy, which has been impacted by continued low crude oil prices which are creating a significant impact on both the level of spending by the State of Alaska and the level of investment in resource development projects by natural resource exploration and development companies in Alaska. The cuts to the state 2020 budget and resulting spending reductions may impact the economy in the markets we serve and impact our future financial performance

•	our ability to invest sufficiently in our underlying physical infrastructure, including buildings, fleet and related equipment
•	the ability to attract, recruit, retain and develop our workforce, and implement succession planning necessary for achieving our business plan
•	structural declines for voice and other legacy services within the telecommunications industry
•	the success or failure of any future acquisitions or other major transactions
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

•	our success in providing broadband solutions to the North Slope and western Alaska
•	the success of the Company’s expansion into managed IT services, including the execution of those services for customers
•	our internal control over financial reporting may not be effective, which could cause our financial reporting to be unreliable
•	the matters described under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 and this Quarterly Report on Form 10-Q.

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

OVERVIEW

We are a fiber broadband and managed IT services provider, offering technology and service enabled customer solutions to business and wholesale customers in and out of Alaska. We also provide telecommunication services to consumers in the most populated communities throughout the state. Our facilities based communications network extends through the economically significant portions of Alaska and connects to the contiguous states via our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. We operate in a largely two-player terrestrial wireline market and we estimate our market share to be less than 25% statewide. However, we sponsored a third-party market study which suggests that our market share in “near net”, that is, within one mile of our fiber footprint, may be closer to 40%. This is consistent with our hypothesis that from a revenue performance perspective, relative to our largest competitor we are gaining market share in the markets we are serving.

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

Alaska’s economy is dependent on investment by oil companies, and state tax revenues correlate with the price of oil as the State assesses a tax based on the price of oil that transits the pipeline from the North Slope. The price of crude oil dropped substantially during 2014 through 2016, and increased marginally in 2017 and 2018. Public and private industry forecasts currently indicate a gradual price decline through 2022. The decline in the price of crude oil has impacted the state in two ways:

1.	Resource based companies reduced their level of spending in the state, and in particular the North Slope, through reducing their operating costs.
2.	The State of Alaska budget represents approximately 15% of the State’s total economy. The State’s budget deficit was reduced from $3.7 billion in 2015 to $0.7 billion in 2019 primarily through spending reductions and utilization of interest earned on the state’s permanent fund. Reduced spending by the state has had a dampening effect on overall economic activity in the state. Reductions to the state’s 2020 budget and the resulting lower spending may impact the economy in the markets we serve.

In spite of lower oil prices, there has been new development and increased activity on the North Slope in 2019 driven by tightened production in other countries and expectations about global economic growth and availability of supply. Volume is currently expected to decline after 2020 before rebounding in the late-2020s.

Economists believe the Alaskan economy entered a moderate recession beginning in the second half of 2015. Certain areas of the economy showed improvement beginning in 2018. Employment levels in the state declined approximately 0.3% in 2018 (compared with a 1.3% decline in 2017) driven by declines in the oil and gas industry, construction, and Federal and state government, offset by increases in health care and local government. The negative effects of the recession have been mitigated by diversity in the Alaskan economy, including growth in the health care and tourism industries. However, economists believe that, given the ongoing state budget reductions and expected lower oil prices, the recession may continue for two to three more years.

Our objective is to continue generating sector leading revenue growth in the broadband market through investments in sales, service, marketing and product development while expanding our broadband network capabilities through higher efficiencies, automation, new technology and expanded service areas. We also intend to continue our growth in the managed IT services market by providing these services to our broadband customers, and leveraging our position as the premier Cloud Enabler for business in Alaska. We also seek to continuously improve our customer service, and utilize the Net Promoter Score (“NPS”) framework to track the feedback of our customers for virtually all customer interactions. We believe that higher NPS scores will allow us to increasingly provide a differentiated service experience for our customers, which will support our growth. We are focused on expanding our margins, and we utilize the LEAN framework to eliminate waste and simplify how we do business.

Regulatory Update

The items reported under Part I, Item 1. Business – Regulation in our Annual Report on Form 10-K for the year ended December 31, 2018, are updated as follows. This section should be read in conjunction with the corresponding items previously disclosed in our Annual Report.

US Federal Regulatory Matters

Rural Health Care Support Program

As described in our most recent Form 10-K, in November 2018, USAC approved the rural rates for the services we provide to our rural health care customers for Funding Year 2018, which began on July 1, 2018 and ended on June 30, 2019. Rural Health Care revenues represented 6.3% of the Company’s consolidated revenue in the nine-month period ended September 30, 2019.

In November 2018, in an attempt to shorten the USAC funding request approval process and bring greater certainty to the competitive bidding process for rural health care provider services, we requested FCC approval for rural rates for Funding Year 2019, which began July 1, 2019. Even though the FCC did not act on this request before the start of Funding Year 2019, we expect that the rates, when approved, will apply to services we have provided to rural health care customers beginning on July 1, 2019.

On August 1, 2019, the FCC adopted an order making comprehensive changes to the rules governing the competitive bidding process and the method for determining the urban and rural rates used to calculate the amount of Rural Health Care Telecommunications Program support payments for which a health care provider is eligible. The changes to the urban and rural rate rules do not take effect until Funding Year 2021, which will begin July 1, 2021, and USAC will need to conduct a lengthy implementation process over the next 12-18 months before eligible rates and associated support levels can be known. In the meantime, it remains impossible to predict the impact the new rules will have. We are continuing to evaluate the impact of the funding cap constraints, ongoing uncertainty and unpredictability in the Rural Health Care Universal Service Support Mechanism, and the impact of the rule changes on our rural health care customers and revenues in light of these developments. On October 21, 2019, an appeal challenging the new method of setting rates for supported services was filed in the United States Court of Appeals for the District of Columbia Circuit, adding further uncertainty to the ultimate outcome of this proceeding.

As a result of USAC’s more rigorous review in recent years of requests for support from the Telecommunications Program (see Item 1A. Risk Factors), the Company has received inquiries and requests for information from USAC about compliance with service eligibility and rate requirements, both with respect to current funding requests and in a letter dated June 2, 2017 from USAC auditors concerning past funding requests. To the Company’s knowledge, it has responded fully to USAC’s auditors’ inquires and requests as of December 21, 2018. In addition, the Company received a Letter of Inquiry on March 18, 2018, from the FCC Enforcement Bureau for historical information regarding the Company’s participation in the FCC’s Rural Health Care program. On November 5, 2019, the Company received another letter from the FCC Enforcement Bureau requesting additional information.

USF Contributions

Under the Communications Act of 1934, as amended (the “Communications Act”) and FCC rules, telecommunications carriers and certain providers of telecommunications must contribute to the federal Universal Service Fund. These contributions are based on end-user revenues from interstate and international revenues from assessable services.

In September 2018, the Company received questions and a request for information from USAC regarding the Company’s treatment for USF contribution purposes of certain 2017 revenues from services provided to rural healthcare providers under the Rural Health Care Telecommunications Program. To the Company’s knowledge, it has responded fully to USAC’s questions and information requests regarding the USF contribution issue as of April 2019, and the Company has not received notice of any further action by USAC about this subject.

In its August 2019 Rural Health Care order, the FCC clarified that Telecommunications Program support is only available for services that are characterized as “Telecommunications Services,” as defined in the Communications Act. Because the FCC has not definitively resolved the regulatory classification of certain packet-switched data services that the Company provides to rural healthcare providers, the Company is now reviewing the USF-supported services it will offer in the future. However, it is possible that the FCC may disagree with the Company’s regulatory classifications.

CAF Phase II

CAF Phase II requires recipients to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, as well as to meet interim milestone build-out obligations.

On October 31, 2016, the FCC released its order adopting CAF Phase II (“CAF II”) support levels and deployment requirements for the Company, as the only price cap carrier in Alaska. Under that order, we receive approximately $19.7 million annually (the same amount we received as CAF I high cost frozen support) for the ten-year period starting January 1, 2016 and continuing through December 31, 2025. To receive this support, we committed to provide voice and broadband Internet access service to 31,571 locations in census blocks that are unserved or only partially served by any unsubsidized competitor. These will include approximately 26,000 locations that did not previously have any recognized access to broadband Internet access service.

The Company filed notices with the FCC as part of a challenge process to include partially served locations within census blocks supported by an unsubsidized competitor. As a result, the Company was able to include over 1,700 additional locations toward meeting its deployment obligations.

We are continuing to work toward meeting our CAF II obligations in a capital-efficient manner, including the potential to deliver broadband Internet access services meeting CAF II requirements using our fixed wireless platform. To date, we have complied with all required deployment milestones.

As part of our participation in CAF Phase II, the Company will be required to test the broadband service it provides to a sample of its customers for compliance with speed and latency requirements imposed by the FCC. Under an Order on Reconsideration adopted on October 25, 2019, the FCC modified these testing requirements and established a commencement date for the testing requirements. We expect that we will be required to begin conducting tests on January 1, 2020, although the FCC will not impose penalties for noncompliance with the CAF Phase II speed and latency metrics based on tests conducted before July 1, 2020. If these tests show that our broadband services supported by CAF Phase II do not meet the required speed and latency metrics, we could be subject to FCC penalties, including reductions in our CAF Phase II support.

Satellite Services

On February 16, 2018, the FCC granted our application for a license to operate a network of C-band satellite earth stations to be used to serve our customers that cannot be reached by terrestrial middle mile facilities. Under that license, we are authorized to use up to 72 MHz of C-band spectrum on Eutelsat’s satellite, E115WB, for a term of 15 years. In June 2018, the FCC granted our application to expand that network to include new customer sites, and we have since requested authority to double the amount of spectrum we are authorized to use, up to 144 MHz, and serve additional sites. We expect this arrangement to provide us with greater predictability and stability in the availability and cost of long-haul transport connectivity to our customers that must be served by satellite. Since that time, we have continued to expand our C-band network, and our application for a license to serve additional sites is pending at the FCC.

Our C-band satellite earth stations use the 3.7 - 4.2 GHz band to receive downlink transmissions from geostationary satellites. On April 19, 2018, the Wireless Telecommunications, International, and Public Safety Bureaus of the FCC announced an immediate, temporary freeze on the filing of new or modification applications for fixed-satellite service earth station licenses, receive-only earth station registrations, and fixed microwave licenses in the 3.7 - 4.2 GHz portion of the C-band spectrum, in order to preserve the current landscape of authorized operations in that band while the Commission continues to examine opportunities to permit expanded terrestrial use of that band for mobile broadband and additional fixed services. On June 26, 2018, we filed an application for modification of our license to add ten additional earth station sites to serve the Kuspuk School District and requested a waiver of the FCC’s freeze on such filings. These requests were granted by an order released by the FCC on August 1, 2019.

On July 13, 2018, the FCC issued a Notice of Proposed Rulemaking seeking comment on options for expanding terrestrial use of the 3.7 - 4.2 GHz band for “5G” mobile services. In response, we have advocated strongly for continued access to this spectrum for satellite downlink operations in Alaska. We are unable to predict the outcome of this proceeding. If the FCC adopts rules that limit our ability to license or register additional satellite earth stations in this band, or expands terrestrial transmissions in the 3.7 - 4.2 GHz band, it may become more difficult or costly for us to use this band, or necessitate relocation of our services to alternative spectrum bands or service technology.

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

State of Alaska Regulatory Matters

Alaska Universal Service Fund

The Alaska Universal Service Fund (“AUSF”) complements the federal Universal Service Fund, but is focused on obligations to meet intrastate service obligations. The RCA opened a rulemaking to review the regulations specific to AUSF shortfalls. A final decision in that matter was issued in late December, 2017. These rules were transmitted to the Lt. Governor for signature and became effective April, 2018. They eliminate the hierarchy of shortfall payments except for Lifeline and administrative operating expenses.

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

Prior to changes to the AUSF distribution, AUSF supported a portion of certain higher cost carriers’ costs through the Carrier of Last Resort (“COLR”) support program. This funding mechanism was eliminated and replaced with a new funding mechanism called Essential Network Support (“ENS”). In addition, the AUSF surcharge has been capped at 10%.

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

Other State Regulatory Matters

On August 29, 2019, Governor Dunleavy signed SB83 which starts the clock for implementation of this new state legislation. The bill will eliminate the requirement for Alaska Communications to maintain RCA-filed tariffs for rates, terms, and conditions for legacy phone and networking services in Alaska. However, rates, terms, and conditions for basic residential local telephone service must, under the bill, be uniform within each study area. We are studying the likely effects of the bill and have begun to prepare for its implementation on November 27, 2019.

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

		$7,874	15.6%	3.4%

Other	Other non-pass-through surcharges are collected from our customers as authorized by the regulatory body. The amount charged is based on the type of line: single line business, multi-line business, consumer or lifeline. The rates are established based on federal or state orders. These charges are recorded as revenue and do not have a direct associated cost. Rather, they represent a revenue recovery mechanism established by the FCC or the Regulatory Commission of Alaska.	$11,560	22.8%	5.0%
Total Surcharges		$19,434	38.4%	8.4%

Federal and State Support
CAF II	In 2016, the FCC released the CAF Phase II order specific to Alaska Communications which transitioned from CAF Phase I frozen support to CAF Phase II. Funding under the new program generally requires the Company to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, and meet interim milestone build-out obligations. CAF II revenues are expected to be relatively stable through 2026.	$19,694	39.0%	8.5%

COLR and CCL	The Company was designated by the State of Alaska as a COLR in five of the six study areas. In addition to COLR, the Company received CCL support. We did not receive COLR or CCL funding for the ACS of Anchorage study area. As a COLR we were required to provide services essential for retail and carrier-to-carrier telecommunication throughout the applicable coverage area. Effective in 2019, the COLR and CCL funding mechanisms were eliminated and replaced with the ENS funding mechanism. Funding levels under ENS are approximately half of those under the prior mechanisms.	$6,896	13.6%	2.9%

Total Federal and State Support		$26,590	52.6%	11.4%

Total Regulatory Revenue		$50,572		21.8%

Total Revenue		$232,468

Executive Summary

Operating Revenues

Total revenue of $59.1 million increased $0.9 million, or 1.5%, in the third quarter of 2019 compared with the third quarter of 2018. Business and wholesale revenue increased $2.4 million including a $2.0 million increase in wholesale broadband revenue. Rural health care revenue of $3.4 million in the third quarter 2019 compares with $3.8 million in 2018. Consumer revenue of $9.3 million was unchanged year over year. Regulatory access revenue declined $1.5 million due to the restructuring and contribution capping (and thereby reducing) of AUSF support. This decline was anticipated.

Operating Income

Operating income was $5.8 million in both the third quarter of 2019 and 2018. The growth in revenue was offset by higher operating expenses, consisting primarily of increased depreciation expense. These items are discussed in more detail below.

Operating Metrics

Business broadband average monthly revenue per user (“ARPU”) of $346.97 in the third quarter of 2019 increased from $332.37 in the third quarter of 2018. Business broadband connections of 14,942 at September 30, 2019 declined marginally from connections of 15,372 at September 30, 2018. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as is a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and Wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons, we do not disclose our sales or performance in MRC.

Consumer broadband connections of 31,466 at September 30, 2019 declined from 32,741 at September 30, 2018, and consumer broadband ARPU of $69.87 in the third quarter of 2019 increased from $65.61 in the third quarter of 2018.

The table below provides certain key operating metrics as of or for the periods indicated.

	September 30,
	2019	2018

Voice:
At quarter end:
Business access lines	67,606	70,110
Consumer access lines	23,565	26,497
Quarter:
ARPU - business	$27.10	$25.35
ARPU - consumer	$33.98	$32.05
Year-to-date:
ARPU - business	$26.56	$25.26
ARPU - consumer	$34.41	$32.21

Broadband:
At quarter end:
Business connections	14,942	15,368
Consumer connections	31,466	32,773
Quarter:
ARPU - business	$346.97	$332.37
ARPU - consumer	$69.87	$65.58
Year-to-date:
ARPU - business	$342.26	$333.08
ARPU - consumer	$68.28	$65.55

Liquidity

We generated cash from operating activities of $42.6 million in the first nine months of 2019 compared with $46.9 million in the first nine months of 2018. Lower earnings in 2019 and increases in material and supplies were partially offset by lower accounts receivable associated with rural health care customers.

In the first nine months of 2019 and 2018, we invested a total of $32.0 million and $28.7 million, respectively, in capital, including capitalized interest and net of the settlement of items accrued in previous periods. Success based capital spending was $20.6 million in 2019 compared with $14.4 million in 2018.

Net debt (defined as total debt excluding debt issuance costs, less cash and cash equivalents) at September 30, 2019 was $156.6 million compared with $161.2 million at December 31, 2018. The decrease reflects cash generated from operating activities during in the first three quarters and net cash proceeds from the refinancing transaction, largely offset by capital spending and the increased principal balance of the 2019 Senior Credit Facility.

As described in more detail below, on January 15, 2019, the Company entered into an amended and restated credit facility which provides for a reduction in interest rates, extension of principal payment terms, increased borrowing capacity and resetting and widening of key covenant thresholds.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table summarizes our results of operations for the three-month periods ended September 30, 2019 and 2018. Revenue and the associated analysis is presented by customer and product category, combining revenue accounted for under ASC 606 and other guidance.

	Three Months ended September 30,
(in thousands)	2019	2018	Change	% Change
Operating revenues:
Business and wholesale revenue
Business broadband	$15,654	$15,368	$286	1.9%
Business voice and other	7,200	7,199	1	0.0%
Managed IT services	1,789	1,480	309	20.9%
Equipment sales and installations	942	1,488	(546)	-36.7%
Wholesale broadband	11,284	9,305	1,979	21.3%
Wholesale voice and other	1,870	1,525	345	22.6%
Total business and wholesale revenue	38,739	36,365	2,374	6.5%

Consumer revenue
Broadband	6,718	6,539	179	2.7%
Voice and other	2,567	2,719	(152)	-5.6%
Total consumer revenue	9,285	9,258	27	0.3%

Total business, wholesale and consumer revenue	48,024	45,623	2,401	5.3%
Growth in broadband revenue	7.8%

Regulatory revenue
Access	6,181	7,682	(1,501)	-19.5%
High cost support	4,923	4,924	(1)	0.0%
Total regulatory revenue	11,104	12,606	(1,502)	-11.9%

Total operating revenues	$59,128	$58,229	$899	1.5%

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	26,785	27,220	(435)	-1.6%
Selling, general and administrative	16,832	16,879	(47)	-0.3%
Depreciation and amortization	9,546	8,352	1,194	14.3%
Loss on disposal of assets, net	198	15	183	NM
Total operating expenses	53,361	52,466	895	1.7%

Operating income	5,767	5,763	4	0.1%

Other income and (expense):
Interest expense	(2,997)	(3,286)	289	-8.8%
Interest income	121	36	85	NM
Other income, net	192	66	126	NM
Total other income and (expense)	(2,684)	(3,184)	500	-15.7%

Income before income tax expense	3,083	2,579	504	19.5%
Income tax expense	(1,084)	(774)	(310)	40.1%
Net income	1,999	1,805	194	10.7%
Less net loss attributable to noncontrolling interest	(23)	(12)	(11)	91.7%
Net income attributable to Alaska Communications	$2,022	$1,817	$205	11.3%

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $38.7 million increased $2.3 million, or 6.5%, in the third quarter of 2019 from $36.4 million in the third quarter of 2018. Wholesale broadband revenue increased $2.0 million, Managed IT services increased $0.3 million and voice and other revenue increased $0.3 million. Business broadband revenue increased $0.3 million due primarily to an increase in ARPU to $346.97 in the third quarter of 2019 from $332.37 in the third quarter of 2018, partially offset by a decline in connections from 15,368 to 14,942 and lower rural health care revenue. Rural health care revenue of $3.4 million in the third quarter of 2019 decreased from $3.8 million in 2018, and represented 5.7% and 6.4% of consolidated revenue in 2019 and 2018, respectively. Equipment sales and installations were down $0.5 million. While connections and ARPU serve as data points to support the analysis of period-over-period changes in revenue, they are not critical indicators utilized by the Company to manage the Business and Wholesale customer group.

Business and wholesale revenue includes the amortization of deferred revenue for the three-month periods ended September 30, 2019 and 2018 as follows:

	Three Months Ended
	September 30,
	2019	2018

GCI capacity revenue	$522	$522
Other deferred capacity revenue	619	545
Total deferred capacity revenue	1,141	1,067
Other deferred revenue	979	857
Total	$2,120	$1,924

Consumer

Consumer revenue of $9.3 million in the third quarter of 2019 was unchanged from the third quarter of 2018. Broadband revenue increased $0.2 million year over year as lower connections were offset by an increase in ARPU to $69.87 from $65.61. Voice and other revenue decreased $0.2 million due to 2,932 fewer connections, partially offset by an increase in ARPU to $33.98 from $32.05 in the prior year.

Regulatory

Regulatory revenue of $11.1 million decreased $1.5 million year over year due to lower access revenue resulting from reduced funding from the Alaska Universal Service Fund.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales (excluding depreciation and amortization) of $26.8 million decreased $0.4 million, or 1.6%, in the third quarter of 2019 from $27.2 million in the third quarter of 2018. A $0.6 million decrease in access charges was partially offset by a $0.1 million increase in circuit installation costs and increases in network support, labor, permitting and other costs totaling $0.1 million.

Selling, General and Administrative

Selling, general and administrative expenses of $16.8 million decreased $0.1 million, or 0.3%, in the third quarter of 2019 from $16.9 million in the third quarter of 2018. This decrease reflects a $1.0 million decrease in the provision for doubtful accounts receivable, largely offset by a $0.8 million increase in labor costs.

Depreciation and Amortization

Depreciation and amortization expense of $9.5 million increased $1.2 million, or 14.3%, in the third quarter of 2019 from $8.3 million in the third quarter of 2018. This increase was due primarily to the completion of various capital projects, partially offset by certain assets reaching the end of their depreciable life.

Other Income and Expense

Interest expense of $3.0 million in the third quarter of 2019 declined from $3.3 million in the third quarter of 2018 due primarily to a lower average interest rate.

Income Taxes

Income tax expense and the effective tax rate in the third quarter of 2019 were $1.1 million and 35.2%, respectively, and include the impact of permanent book to tax differences of $0.2 million and 6.5%, respectively. Income tax expense and the effective tax rate in the third quarter of 2018 were $0.8 million and 30.0%, respectively.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of the AQ-JV was $23 thousand and $12 thousand in the third quarter of 2019 and 2018, respectively.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $2.0 million in the third quarter of 2019 compares with $1.8 million in the same period of 2018. The year over year results reflect the revenue and expense items discussed above.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table summarizes our results of operations for the nine-month periods ended September 30, 2019 and 2018. Revenue and the associated analysis is presented by customer and product category, combining revenue accounted for under ASC 606 and other guidance.

	Nine Months ended September 30,
(in thousands)	2019	2018	Change	% Change
Operating revenues:
Business and wholesale revenue
Business broadband	$46,358	$46,036	$322	0.7%
Business voice and other	21,442	21,088	354	1.7%
Managed IT services	4,965	3,936	1,029	26.1%
Equipment sales and installations	2,830	3,870	(1,040)	-26.9%
Wholesale broadband	31,989	28,221	3,768	13.4%
Wholesale voice and other	4,688	4,455	233	5.2%
Total business and wholesale revenue	112,272	107,606	4,666	4.3%

Consumer revenue
Broadband	19,880	19,726	154	0.8%
Voice and other	7,947	8,355	(408)	-4.9%
Total consumer revenue	27,827	28,081	(254)	-0.9%
Total business, wholesale and consumer revenue	140,099	135,687	4,412	3.3%
Growth in broadband revenue	4.5%

Regulatory revenue
Access	18,563	23,321	(4,758)	-20.4%
High cost support	14,770	14,771	(1)	0.0%
Total regulatory revenue	33,333	38,092	(4,759)	-12.5%

Total operating revenues	$173,432	$173,779	$(347)	-0.2%

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	78,768	79,595	(827)	-1.0%
Selling, general and administrative	52,206	49,398	2,808	5.7%
Depreciation and amortization	27,425	25,336	2,089	8.2%
Loss on disposal of assets, net	101	56	45	80.4%
Total operating expenses	158,500	154,385	4,115	2.7%

Operating income	14,932	19,394	(4,462)	-23.0%

Other income and (expense):
Interest expense	(9,149)	(10,191)	1,042	-10.2%
Loss on extinguishment of debt	(2,830)	-	(2,830)	NM
Interest income	291	74	217	NM
Other income, net	192	79	113	NM
Total other income and (expense)	(11,496)	(10,038)	(1,458)	14.5%

Income before income tax expense	3,436	9,356	(5,920)	-63.3%

Income tax expense	(1,228)	(2,080)	852	-41.0%

Net income	2,208	7,276	(5,068)	-69.7%
Less net loss attributable to noncontrolling interest	(76)	(84)	8	-9.5%
Net income attributable to Alaska Communications	$2,284	$7,360	$(5,076)	-69.0%

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $112.3 million increased $4.7 million, or 4.3%, in the nine-month period of 2019 from $107.6 million in the nine-month period of 2018. Wholesale broadband revenue increased $3.8 million, Managed IT services increased $1.0 million and voice and other revenue increased $0.6 million. Business broadband revenue increased $0.3 million due primarily to an increase in ARPU from $328.81 (excluding the estimated effect of the $0.6 million favorable rural health care adjustment described below) in 2018 to $342.26 in 2019, largely offset by lower rural health care revenue. Rural health care revenue of $10.9 million in the nine-month period of 2019 decreased $2.9 million from $13.8 million in 2018, and represented 6.3% and 8.0% of consolidated revenue in 2019 and 2018, respectively. Rural health care revenue in 2018 was favorably impacted by a $0.6 million cumulative adjustment for the effect of Funding Year 2017 funding increases. Equipment sales and installations were down $1.0 million.

Business and wholesale revenue includes the amortization of deferred revenue for the nine-month periods ended September 30, 2019 and 2018 as follows:

	Nine Months Ended
	September 30,
	2019	2018
GCI capacity revenue	$1,549	$1,549
Other deferred capacity revenue	1,851	1,448

Total deferred capacity revenue	3,400	2,997

Other deferred revenue	2,799	2,429

Total	$6,199	$5,426

Consumer

Consumer revenue of $27.8 million in the nine-month period of 2019 declined $0.3 million from $28.1 million in the nine-month period of 2018. Broadband revenue increased $0.1 million year over year as lower connections were offset by an increase in ARPU to $68.28 from $65.55. Voice and other revenue decreased $0.4 million due to 2,932 fewer connections, partially offset by an increase in ARPU to $34.41 from $32.21 in the prior year.

Regulatory

Regulatory revenue of $33.3 million decreased $4.8 million year over year due to lower access revenue resulting from reduced funding from the Alaska Universal Service Fund.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales (excluding depreciation and amortization) of $78.8 million decreased $0.8 million, or 1.0%, in the nine-month period of 2019 from $79.6 million in the nine-month period of 2018. A $2.3 million decrease in access charges and $0.7 million decrease in circuit installation costs were partially offset by increases in network support, labor, permitting and other costs totaling $2.2 million.

Selling, General and Administrative

Selling, general and administrative expenses of $52.2 million increased $2.8 million, or 5.7%, in the nine-month period of 2019 from $49.4 million in the nine-month period of 2018. This increase reflects a $5.1 million increase in labor costs, including $1.6 million of termination benefit expense for the Company’s former CEO, offset by a $2.1 million decrease in the provision for doubtful accounts receivable.

Depreciation and Amortization

Depreciation and amortization expense of $27.4 million increased $2.1 million, or 8.2%, in the nine-month period of 2019 from $25.3 million in the nine-month period of 2018. This increase was due primarily to the completion of various capital projects, partially offset by certain assets reaching the end of their depreciable life.

Other Income and Expense

Interest expense of $9.1 million in the nine-month period of 2019 declined from $10.2 million in the nine-month period of 2018 due to a lower average interest rate and borrowing levels. The loss on extinguishment of debt of $2.8 million in 2019 was associated with the settlement of the 2017 Senior Credit Facility in the first quarter.

Income Taxes

Income tax expense and the effective tax rate in the nine-month period of 2019 were $1.2 million and 35.7%, respectively, and includes the impact of permanent book to tax differences of $0.2 million and 6.7%, respectively. Income tax expense in the nine-month period of 2018 of $2.1 million reflects a $0.7 million benefit recorded in the first quarter to correct an overstatement of the income tax provision in 2017. Excluding this out-of-period adjustment, the income tax provision was $2.8 million and the effective tax rate was 29.7%.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of the AQ-JV was $76 thousand and $84 thousand in the nine-month periods of 2019 and 2018, respectively.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $2.3 million in the nine-month period of 2019 compares with $7.4 million in the same period of 2018. The year over year results reflect the revenue and expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations and capital expenditures in the first nine months of 2019 through internally generated funds and cash on hand. At September 30, 2019, we had $25.0 million of cash and cash equivalents, $1.6 million of restricted cash and $20.0 million available under our revolving credit facility.

On January 15, 2019, we completed a refinancing transaction. See the discussion under “Liquidity and Capital Resources” below.

Our major sources and uses of funds in the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$42,620	$46,879
Capital expenditures	$(31,556)	$(25,432)
Change in unsettled capital expenditures	$583	$(1,811)
Repayments of long-term debt	$(172,903)	$(29,164)
Proceeds from the issuance of long-term debt	$180,000	$14,000
Debt issuance costs and discounts	$(2,683)	$-
Cash paid for debt extinguishment	$(1,252)	$-
Purchase of treasury stock	$(1,812)	$-
Interest paid (1)	$(9,236)	$(10,723)

(1) Included in net cash provided by operating activities.

Cash Flows from Operating Activities

Cash provided by operating activities of $42.6 million in the first nine months of 2019 reflects net income excluding non-cash items (defined as cash provided by operating activities excluding changes in operating assets and liabilities) of $34.0 million, a $5.8 million decrease in accounts receivable primarily associated with rural health care customers and $8.9 million of cash receipts associated with deferred revenue arrangements, partially offset by a $2.4 million increase in materials and supplies due to timing of construction projects.

Cash provided by operating activities of $46.9 million in the first nine months of 2018 reflects net income excluding non-cash items (defined as cash provided by operating activities excluding changes in operating assets and liabilities) of $36.5 million, cash receipts from the rural health program of $14.5 million (approximately $10.0 million of which was recorded as revenue in 2017) and $7.0 million of cash receipts associated with deferred revenue lease arrangements.

Cash Flows from Investing Activities

Cash used by investing activities of $31.9 million in the first nine months of 2019 consisted of expenditures on capital. Of $31.6 million incurred in 2019, $20.6 million was success based.

Cash used by investing activities of $28.7 million in the first nine months of 2018 consisted primarily of expenditures on capital totaling $27.2 million. Of $25.4 million incurred in 2018, $14.4 million was success based.

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

Cash Flows from Financing Activities

Cash provided by financing activities was $1.0 million in the first nine months of 2019. Proceeds from the issuance of long-term debt of $180.0 million consisted of Term A Facility of the 2019 Senior Credit Facility. Repayments of long-term debt of $172.9 million consisted primarily of settlement of the 2017 Senior Credit Facility and the initial principal payment of $1.1 million on the 2019 Senior Credit Facility. Debt discount, issuance and extinguishment payments totaling $3.9 million were associated with the refinancing transaction. Cash payments of $1.8 were associated with the Company’s share repurchase program initiated in the second quarter of 2019.

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

We are responding to these challenges by (i) driving top line growth in broadband service revenues outside the rural health care market with a focus on business and wholesale customers; (ii) managing our cost structure to deliver consistent Adjusted EBITDA and Adjusted Free Cash flow performance; and (iii) prioritizing our capital spending.

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

The actual net total leverage ratio was 2.90 at September 30, 2019.

Fixed Charge Coverage Ratio: The ratio of our (a) Consolidated EBITDA for the applicable period (as defined below) to (b) (i) the sum of, for the same period, consolidated interest expense, capital expenditures (with certain exceptions), long term indebtedness (with certain exceptions) required to be paid, capital lease obligations required to be paid, restricted payments, cash payments for income taxes, (ii) minus, for the same period, specified capital expenditures. The applicable periods for purposes of calculating this ratio are the fiscal quarter ending March 31, 2019; the two consecutive fiscal quarters ending June 30, 2019; the three consecutive fiscal quarters ending September 30, 2019; and the four consecutive fiscal quarters ending December 31, 2019 and thereafter. The minimum fixed charge coverage ratio is 1.10 to 1.00. The actual fixed charge coverage ratio was 1.32 at September 30, 2019.

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

The weighted interest rate on the 2019 Senior Credit Facility was 6.26% at September 30, 2019.

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

USAC has issued funding commitment letters for all of the Company’s rural health care customer applications for Funding Year 2018 (July 1, 2018 through June 30, 2019). As of the date of this report, the Company’s cost-based rural rates for Funding Year 2019 (July 1, 2019 through June 30, 2020) had not been approved by the FCC. Our accounts receivable balance for rural health care customers, net of amounts reserved, was $4.0 million at September 30, 2019 and $8.1 million at December 31, 2018.

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

LEGAL

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business and as of September 30, 2019, we have recorded litigation accruals of $1.4 million against certain of those claims and legal actions. Estimates involved in developing these litigation accruals could change as these claims, legal actions and regulatory proceedings progress. See also Part II, Item 1. Legal Proceedings.

EMPLOYEES

As of September 30, 2019, we employed 555 regular full-time employees, 11 regular part-time employees and 5 temporary employees, compared with 584, 8 and 4, respectively at December 31, 2018. Approximately 53% of our employees are represented by the IBEW. Our Master Collective Bargaining Agreement (“CBA”) with the IBEW, which is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska. Management considers employee relations to be generally good.

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

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the third quarter of 2019 and have concluded that there were no changes to our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business. As of September 30, 2019, we have recorded litigation accruals of $1.4 million against certain current claims and legal actions. Other than as described above and as disclosed previously in Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2018, we believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.     RISK FACTORS

Other than as described below, there have been no material changes to the Company's risk factors as previously disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018. The changes to the risk factors described below, the first of which is an additional disclosure and the second of which is an updated disclosure, should be read in conjunction with those disclosed in our Annual Report on Form 10-K.

We make substantial contributions to the Universal Service Fund and our methods for computing our contributions to that fund may be challenged.

We make substantial contributions to the Universal Service Fund in the ordinary course of business. However, our services are continuing to evolve, and there is a lack of clarity about whether the FCC considers certain services to be “Telecommunications Services” subject to USF contributions, or “Information Services” not subject to such contributions. Given the lack of a comprehensive approach by the FCC to classify services, it is possible that our characterization of our services, past, present and future, may ultimately prove to be inconsistent with the FCC’s views, which could trigger additional USF contribution obligations.

We are unable to predict the duration, scope, or outcome of any investigation into these matters and any remedial action taken against the Company in connection with them could have a material adverse effect on our business, financial position, results of operations or liquidity.

We may not receive some of the subsidies for Rural Health Care for which our customers have applied and amounts previously received may be challenged by the FCC.

In response to the demand for support under the Rural Health Care Universal Service Support Program exceeding the available budget for Funding Year 2016 (July 1, 2016 – June 30, 2017) and Funding Year 2017 (July 1, 2017 – June 30, 2018), the FCC raised the annual program funding cap from $400 million to $571 million. The revised cap was initially applied to Funding Year 2017 to fully fund eligible funding requests for that year. The FCC also provided annual adjustments to the cap to reflect inflation and established a process to carry forward unused funds from past funding years, effective with Funding Year 2018.

The increased demand also prompted USAC, which administers the program, to engage in substantially more rigorous reviews of rural health care support, raising compliance costs and delaying issuance of support payments. In connection with that review, the Company received certain inquiries and requests for information from USAC, in connection with both current funding requests and, in a letter dated June 2, 2017 from USAC auditors concerning past support payments. To the Company’s knowledge, it responded fully to the USAC’s auditors’ inquires and requests as of December 21, 2018. In addition, the Company also received a letter of inquiry from the FCC’s Enforcement Bureau on March 23, 2018 regarding the Company’s participation in the Rural Healthcare Program. On November 5, 2019, the Company received another letter from the FCC Enforcement Bureau requesting additional information.

The rising uncertainty and unpredictability in the Rural Health Care program negatively impacted the Company’s revenue in 2017 and 2018, and may have a negative impact on future revenue and demand for our services from rural healthcare providers.

Also, we may be subject to further investigation of the Company’s compliance with FCC rules governing the Rural Healthcare Program for prior periods. Similar investigations of other companies have resulted in the FCC recouping certain previously awarded support funds, as well as imposing penalties.

We are unable to predict the duration, scope, or outcome of any investigation into these matters and any remedial action taken against the Company in connection with them could have a material adverse effect on our business, financial position, results of operations, or liquidity.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents the Company’s repurchase of its common stock based on the date of trade during the three-month period ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1 - 31, 2019	395,338	$1.84	395,338	$9,069,319
August 1 - 31, 2019	485,837	$1.81	485,837	$8,188,071
September 1 - 30, 2019	-	$-	-	$8,188,071

Total	881,175	$1.82	881,175

(1)	The average price paid per share includes brokerage commissions.
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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

Exhibit Number	Exhibit Description	Location

3.1	Amended and Restated By-Laws of Alaska Communications Systems Group, Inc., as Amended and Restated as of April 5, 2019.	Exhibit 3.1 to Form 8-K (filed April 9, 2019)

4.1

Amendment No. 1, dated as of October 15, 2019, to the Tax Benefits Preservation Plan, dated as of January 8, 2018, by and between Alaska Communications Systems Group, Inc. and Computershare Trust Company, N.A., as Rights Agent.

Exhibit 4.1 to Form 8-K (filed October 18, 2019)

4.2	Certificate of Elimination of the Series A Junior Participating Preferred Stock.	Exhibit 4.2 to Form 8-K (filed October 18, 2019)

10.1*	Compensation Letter from Alaska Communications Systems Group, Inc. to Leonard Steinberg dated March 26, 2019.	Exhibit 10.2 to Form 10-Q (filed May 10, 2019)

10.2*	Compensation Letter from Alaska Communications Systems Group, Inc. to Laurie Butcher dated March 26, 2019.	Exhibit 10.3 to Form 10-Q (filed May 10, 2019)

10.3*	Separation Agreement and Officer’s Release between Alaska Communications Systems Group, Inc. and Anand Vadapalli dated June 12, 2019.	Exhibit 10.4 to Form 10-Q (filed August 8, 2019)

10.4*	Employment Agreement between Alaska Communications Systems Group, Inc. and Diedre L Williams dated September 20, 2019.	Exhibit 10.1 to Form 8-K (filed September 26, 2019)

10.5*	Compensation Letter between Alaska Communications Systems Group, Inc. and William H. Bishop dated July 5, 2019	Exhibit 10.1 to Form 8-K (filed July 5, 2019)

10.6*	Employment Agreement between Alaska Communications Systems Group, Inc. and William H. Bishop effective October 14, 2019	Exhibit 10.1 to Form 8-K (filed October 15, 2019)

31.1	Certification of William Bishop, Interim President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of William Bishop, Interim President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Laurie Butcher, Senior Vice President of Finance, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Date: November 7, 2019	/s/ William Bishop
William Bishop President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2019	/s/ Laurie Butcher
Laurie Butcher Chief Financial Officer (Principal Financial and Accounting Officer)