Form 10-K
period 2019-12-31
ALASKA COMMUNICATIONS SYSTEMS GROUP INC
filed 2020-03-16
CIK 1089511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number 001-38341

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on June 28, 2019 was approximately $87 million computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of March 6, 2020, there were outstanding 53,084,744 shares of Common Stock, $.01 par value, of the registrant.

Documents Incorporated by Reference

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2019.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

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
•

governmental and public policy changes and audits and investigations, including on-going changes in our revenues, or obligations for current and prior periods related to these programs, resulting from regulatory actions affecting on-going support for state programs such as Essential Network Support, and federal programs such as the rural health care universal service support mechanism, including ascertainment of the “urban rate” and “rural rate” used to determine federal support payments for services we provide to our rural health care customers for current and prior periods, some of which are currently under audit or subject to an inquiry

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

•	our ability to maintain our cost structure as a focused broadband and managed IT services company, which could impact both cash flow from operating activities and our overall financial condition
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
•

the Alaskan economy, which has been impacted by continued low crude oil prices which are creating a significant impact on both the level of spending by the State of Alaska and the level of investment in resource development projects by natural resource exploration and development companies in Alaska, together with the ongoing cuts to the state of Alaska budget and resulting spending reductions, all of which may impact the economy in the markets we serve and impact our future financial performance

•	our ability to invest sufficiently in our underlying physical infrastructure, including buildings, fleet and related equipment
•	the ability to attract, recruit, retain and develop our workforce, and implement succession planning necessary for achieving our business plan
•	structural declines for voice and other legacy services within the telecommunications industry
•	the success or failure of any future acquisitions or other major transactions
•	the actions of activist stockholders, which could cause us to incur significant expense, hinder execution of our business strategy and impact our stock price
•	unanticipated damage to one or more of our undersea fiber optic cables resulting from construction or digging mishaps, fishing boats or other reasons
•	a maintenance or other failure of our network or data centers
•	a failure of information technology systems
•	a third-party claim that the Company is infringing upon their intellectual property, resulting in litigation or licensing expenses, or the loss of our ability to sell or support certain products
•	unanticipated costs required to fund our post-retirement benefit plans, or contingent liabilities associated with our participation in a multi-employer pension plan
•	geologic or other natural disturbances relevant to the location of our operations
•	our ability to meet the terms of our financing agreements and to draw down additional funds under the facility to meet our liquidity needs
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

•	our success in providing broadband solutions to the North Slope and western Alaska
•	the success of the Company’s expansion into managed IT services, including the execution of those services for customers
•	a major public health issue, such as an epidemic or pandemic, could adversely affect our operations and financial performance
•	our ability to maintain effective internal control over financial reporting, which could cause our financial reporting to be unreliable
•	the matters described under “Item 1A, Risk Factors.”

Considering these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. Additional risks that we may currently deem immaterial or that are not currently known to us could also cause the forward-looking events discussed in this Form 10-K or our other reports not to occur as described. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-K.

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

Basis of Presentation

The Company is a smaller reporting company as defined in the Securities Act and Securities Exchange Act, as amended. Accordingly, it has utilized certain accommodations provided for scaled disclosures in its Annual Report on Form 10-K and proxy statement. Accommodations utilized include (i) a two-year presentation of the audited financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations; (ii) reduced disclosures of certain executive compensation and stock performance information; and (iii) not disclosing selected financial data, contractual obligations and quantitative and qualitative disclosures about market risk. Financial information that is not in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”) is not presented in this report on Form 10-K. The definitions of any non-GAAP financial measures referenced in this report on Form 10-K, including Adjusted EBITDA and Adjusted Free Cash Flow, are provided on the Company’s investor relations website at www.alsk.com.

Dollar amounts presented are in thousands unless stated otherwise.

PART I

Item 1. Business

OVERVIEW

We are a fiber broadband and managed IT services provider, offering technology and service enabled customer solutions to business and wholesale customers in and out of Alaska. We also provide telecommunication services to consumers in the most populated communities throughout the state. Our facilities-based communications network extends through the economically significant portions of Alaska and connects to the contiguous states via our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. We operate in a largely two-player terrestrial wireline market and we estimate our market share to be less than 25% statewide. However, our revenue performance relative to our largest competitor suggests that we are gaining market share in the markets we are serving. A third-party market study indicates that we have market share of close to 40% for “near net” opportunities, that is, within one mile of our fiber network.

Operating Initiatives

We are focused on being a customer centric fiber company. Everything we do is focused around our customer, meeting and exceeding their needs through the application of technology. We are focused on delivering an exceptional customer experience throughout the customer lifecycle. This forms the foundation of our sustained differentiation, creating unique value for our customers to grow our market share, expand business with existing customers and minimize churn.

Our future investments and subsequent initiatives are focused on building and strengthening the business in three areas:

●

Enhance and Augment our Network and Capabilities: This is what we do and is the basis of our offers, to lead the competition through innovation and leverage the latest technologies to meet our customer’s needs. Activities include investments to grow our fiber footprint, augmented with high speed fixed wireless technologies, as well as expanding our product capabilities that fully leverage our existing and growing fiber footprint.

●

Accelerate the Growth of Managed IT Services: This is a fragmented market without a leader, a significant market size and a set of services that are both adjacent and synergistic with communications and networking services. We continue to invest in winning share and expanding our capabilities, enabling and accelerating our customers’ transition to cloud services.

●

Drive Operational Excellence: Invest in operational systems that fundamentally change the way we deliver services that both enhance the customer experience as well as increase efficiency and productivity, redefining processes throughout the entire customer lifecycle to create new operating models and efficiencies. Investments that update our operational support and billing systems provide the foundational platform to further leverage digital technologies and expand with investments in analytics and artificial intelligence.

These investment areas are not standalone and, in fact, are synergistic. We look to maximize each of these with any initiative for the highest return.

We recognize that everything we do is only possible through our people. Our employees are enablers that make any and all initiatives happen to serve our customers and earn their business. We will focus and make investments in employee engagement to maximize the realization of an exceptional customer experience and maximize the effectiveness of our investments.

We will continue to evaluate strategic opportunities that address scale, geographic diversification, and return value to our shareholders.

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

Network and Technology

Alaska Communications provides communications and IT solutions that connect Alaskans as well as customers in the continental United States to the world.  This is based on an extensive facilities-based wireline telecommunications network in Alaska that we operate. We provide high-capacity data networking, internet connectivity, voice communications and IT Services.  Networking services include Ethernet and IP routed services as well as switched and dedicated voice services. In addition, we offer other value-added services such as network hosting, managed IT services and long-distance services. We continuously upgrade our network to provide higher levels of performance, higher bandwidth speeds, increased levels of security and additional value-added services to our customers. We operate 146,000 terrestrial and submarine fiber miles which serve as the backbone of our network as well as now serving 886 buildings with fiber.  Our networks are monitored for performance around the clock in redundant monitoring centers to provide a high level of reliability and performance. Our network is extensive within Alaska’s urban areas and connects our largest markets, including Anchorage, Fairbanks and Juneau with each other and the contiguous states as well as many rural areas. We have recently added Fixed Wireless technology to reach even more customers, bringing total homes and businesses passed to approximately 13,500 at the end of 2019. We expanded our Multi-Dwelling Unit (“MDU”) offering, adding 3,000 MDUs in 2019 that are fed using fiber or fixed wireless backhaul.

We own and operate two undersea fiber optic cable systems that diversely connect our Alaskan network to our facilities in Oregon and Washington. These facilities provide the most survivable service to and from Alaska, with key monitoring and disaster recovery capabilities for our customers. We also have usage rights on a third undersea fiber network connected to the lower-48.

Our network in Oregon and Washington includes terrestrial transport components linking our landing stations to a Network Operations Control Center in Hillsboro, Oregon and collocation facilities in Portland, Oregon and Seattle, Washington. In addition, AKORN®, one of our undersea fiber optic cable systems, connects our Alaska network from Homer, Alaska to our facilities in Florence, Oregon along a diverse path within Alaska, the Pacific Northwest and undersea in the Pacific Ocean. Northstar, our other undersea fiber optic system, has cable landing facilities in Whittier, Juneau, and Valdez, Alaska, and Nedonna Beach, Oregon. Our subsea capacity including the AKORN® and Northstar systems provides a total of 7,800 route miles, or about 26,000 fiber miles, of submarine fiber. Together, these fiber optic cables provide extensive bandwidth as well as survivability protection designed to serve our own, as well as our most demanding customers’ critical communications requirements. In 2017, we upgraded the AKORN system to be able to support 100GB circuits for customers. Through our landing stations in Oregon, we also provide an at-the-ready landing point for other large fiber optic cables, and their operators, connecting the U.S. to networks in Asia and other parts of the world.

In April 2015, we entered into an agreement to purchase a terrestrial fiber network on the North Slope of Alaska. This network allows us to provide broadband solutions to the oil and gas sector in a market that previously had no competition, and continue to advance our sales of managed IT services.

In 2017, we began the development of a satellite earth station network and acquired C-band transponder space on Eutelsat’s E115WB satellite. In the fourth quarter of 2017, we began providing Internet backhaul connectivity to our first customer. We are continuing to expand the satellite service, adding customers throughout 2018 and 2019.

Another Alaska carrier, Quintillion, has invested in a submarine network with landing stations in several northwest Alaska communities, including a terrestrial route from the North Slope to Fairbanks. The submarine network became operational in late 2017. We have acquired capacity on this system and deliver service to customers in this area, including a buildout of terrestrial fiber optic cable, in Utqiaġvik (formerly Barrow) to serve this new market. We are currently serving customers in Utqiaġvik, Nome, Kotzebue and Deadhorse.

Competition

Management estimates the Alaska wireline telecom and IT services market to be approximately $1.65 billion. This market is comprised of the IT services market of approximately $840 million, the broadband market of approximately $700 million and the voice market of approximately $110 million. Management estimates that over 85% of this market opportunity is from the business and wholesale customer segment. Based on a third-party market study management believes that approximately $250 million of the telecom opportunity is “near net,” that is, within one mile of our fiber infrastructure.

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

Matanuska Telephone Association (“MTA”) is a COOP owned telephone and internet service provider operating in the Matanuska regional area of Alaska. MTA is in the process of building a terrestrial fiber from Alaska to Canada which will interconnect with Northwestel. This fiber will provide a diverse route out of Alaska.

Overall competitive dynamics are significant, and our operating performance is impacted accordingly. For more information associated with the risks of our competitive environment see “Item 1A, Risk Factors.”

Marketing

Our marketing strategy relies on our understanding the Alaskan market, while increasingly using digital technologies to focus our marketing messages. We tailor our products and services based on understanding our customers’ needs, location, and type of service they desire. For business customers, we bundle our products and provide value added managed IT services using our local service delivery model and highly reliable network. For consumer customers, we focus on the product experience, interaction with the customer and price. Regarding pricing, we typically offer one flat rate price and no data usage caps for internet services, differentiating ourselves from GCI who charges for excess data usage or throttles bandwidth.

Sales and Distribution Channels

Our sales strategy combines primarily direct distribution channels to retain current customers and drive sales growth. In 2020, we will continue leveraging our direct sales channels’ focus on serving Business and Wholesale customers, our web and contact center channels for consumer customers, and expand our penetration of the military housing market for continued sustained performance. We are also continuing our efforts to improve customer service and move more consumer transactions to the web.

Customer Base

We generate our revenue through a diverse statewide customer base and there is no reliance on a single customer or small group of customers. Business and wholesale customers are our primary focus and they comprised 65% of our total revenue in 2019. Regulatory revenue represented 19% of the Company’s consolidated revenue in 2019.

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

Employees

As of December 31, 2019, we employed 569 regular full-time employees, 8 regular part-time employees and 4 temporary employees. Approximately 54% of our employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). Our Master Collective Bargaining Agreement (“CBA”) with the IBEW, which is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for us in the state of Alaska. Management considers employee relations to be generally good.

Regulation

While a substantial amount of our revenue is derived from non-regulated or non-common carrier services, we continue to generate some revenue from services that are regulated. Given the breadth of the regulatory framework, the following summary of the regulatory environment in which our business operates does not describe all present and proposed federal, state and local legislation and regulations affecting the telecommunications industry in Alaska.

Overview

Some of the telecommunications services we provide are subject to federal, state and local regulation. These regulations govern, in part, our rates and the way we conduct our business. These requirements are subject to frequent change. Compliance is costly and limits our ability to respond to some of the demands of our increasingly competitive service markets.

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

The Regulatory Commission of Alaska (“RCA”) generally exercises jurisdiction over a limited number of intrastate access telecommunications services that originate and terminate at points in Alaska.

In this section, “Regulation”, we refer to our local exchange carrier (“LEC”) subsidiaries individually as follows:

●	ACS of Anchorage, LLC (“ACSA”);
●	ACS of Alaska, LLC (“ACSAK”);
●	ACS of Fairbanks, LLC (“ACSF”); and
●	ACS of the Northland, LLC (“ACSN”).

Federal Regulation

We must comply with the Communications Act of 1934, as amended (the “Communications Act”) and regulations promulgated thereunder, which together require, among other things, that we offer regulated interstate telecommunications common carrier services at just, reasonable and non-discriminatory rates and terms. The Communications Act also requires us to offer competing carriers interconnection and non-discriminatory access to certain facilities and services designated as essential for local competition. Under the Communications Act we are eligible for support revenues to help defray the cost of providing services in rural, high cost areas, and to low-income consumers, schools and libraries, and rural health care providers. The FCC is continuing to propose changes in the size and scope of these mechanisms, and it is difficult to predict the impact such changes may have on our business.

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

All of our LEC subsidiaries are considered incumbent LECs (“ILECs”) and have additional obligations under the Communications Act.

On August 2, 2019, the FCC issued an Order granting forbearance from enforcement of its previous requirements that ILECs unbundle two-wire and four-wire analog voice-grade copper loops. The Order also granted forbearance from enforcement of the requirement that each ILEC must offer for resale at wholesale rates any telecommunications service that the ILEC provides at retail to subscribers who are not telecommunications carriers. While the obligation to offer telecommunications services for resale remains in effect (as it does for all local exchange carriers, incumbent and competitive entrants alike), we will no longer be obligated to offer any particular wholesale discount on those services. Both grants of forbearance are subject to a two-part transition period. First, for a six-month period that began on August 2, 2019, we were required to continue to accept new orders for analog voice-grade copper loops and discounted wholesale services, in accordance with the previous rules. Second, we must continue to honor existing arrangements, including those put in place during that initial six-month period, for a three-year period that also began on August 2, 2019, to permit customers sufficient time to put alternative arrangements in place.

In November 2019, the FCC proposed to forbear from most of the remaining ILEC UNE unbundling obligations that remain in effect. We filed comments supporting the proposed forbearance in February 2020, but the timing of any FCC decision in the proceeding is uncertain.

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

On April 20, 2017, the FCC adopted an Order updating its regulations governing “business data services,” which are those circuit-switched or packet-switched services that offer our dedicated point-to-point transmission of data at certain guaranteed speeds and service levels using high-capacity connections, including special access services. The FCC left in place the Phase I and Phase II pricing flexibility it granted to us in 2010 and granted further price deregulation of all business data services with transmission speeds above 45 Megabits per second. For legacy circuit-switched business data services with speeds at or below that level (DS-3 or below), the FCC adopted a new competitive market test, finding that price regulation is no longer required in counties (or county-equivalents, such as Alaskan boroughs) where the test is satisfied. We expect this FCC Order to support the Company’s ability to be market competitive for its business data services.

On August 28, 2018, the United States Court of Appeals for the Eighth Circuit vacated portions of the FCC’s decision that ended prior regulation and tariffing of prices of legacy circuit-switched transport services offered by price cap carriers, like Alaska Communications, finding that the FCC had not provided sufficient advance notice of that aspect of its decision. On October 24, 2018, in order to provide the necessary notice in light of the Eighth Circuit’s decision, the FCC issued a detailed proposal to re-adopt that relief. In July 2019, the FCC re-adopted the majority of the forbearance relief that the Eighth Circuit had vacated, while leaving rate regulation in place on certain routes that the FCC believed to lack sufficient competition.

Transformation Order

Under a 2011 FCC order (the “Transformation Order”), our ILEC interstate and intrastate switched access rates and reciprocal compensation rates (“ICC rates”) are capped and terminated switched end-office rates were reduced to zero, in pursuit of the FCC’s goal that carriers will recover their costs from their end-users and, in some cases, universal service support mechanisms.

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

Rural Health Care Universal Service Support Program

The FCC’s Rural Health Care Universal Service Support Mechanism (the “RHC program”) provides funding to help make broadband telecommunications and Internet access services provided by the Company and other service providers affordable for eligible rural health care providers. It is comprised of two parts. The Telecommunications Program covers the difference between the “urban rate” for telecommunications services that rural healthcare providers use to deliver healthcare at rural locations, and the “rural rate” that they would otherwise be required to pay. The Healthcare Connect Fund covers 65 percent of the cost of a wider variety of broadband telecommunications, networking, and Internet access services and certain associated equipment. Rural Health Care revenues represented 6.1% of the Company’s consolidated revenue in 2019.

The Company has participated in the RHC program since 2008. For the 2017 Funding Year, the FCC approved rural rates that were significantly reduced from the rates proposed by the Company. For Funding Years 2018 and 2019, we have similarly obtained the FCC’s approval for our rural rates, generally at levels consistent with the reduced rates approved by the FCC for Funding Year 2017. The multi-step process of obtaining FCC approval for rates and then subsequently obtaining funding commitment letters from USAC has introduced varying degrees of delay in the process of obtaining support for the services we deliver to rural health care providers.

The FCC approved RHC rural rates for Funding Year 2018 in November 2018, after our request in September 2018 for the funding year beginning July 1, 2018. We began to receive funding commitment letters for the associated services for Funding Year 2018 in December 2018. Similarly, the FCC approved RHC rural rates for Funding Year 2019 in December 2019, after our request in November 2018 in advance of the funding year beginning July 1, 2019. We began to receive funding commitment letters for the associated services for Funding Year 2019 in February 2020. We also filed a request in January 2020 for approval of our RHC rural rates to be used for upcoming Funding Year 2020, which begins July 1, 2020.

On August 1, 2019, the FCC adopted an order making comprehensive changes to the rules governing the competitive bidding process and the method for determining the urban and rural rates used to calculate the amount of Rural Health Care Telecommunications Program support payments for which a health care provider is eligible. The changes to the urban and rural rate rules do not take effect until Funding Year 2021, which will begin July 1, 2021, and USAC will need to conduct a lengthy implementation process before eligible rates and associated support levels can be known. Under the FCC’s Order, USAC must develop and publish a database by July 1, 2020, containing rates that will be used to set rural rates for Funding Year 2021 and beyond. The FCC’s Order divided Alaska into four geographic zones, and the rural rate in each zone will be capped at the median of the rural rates for similar services offered in that zone, as identified by USAC. We are unable to predict the impact the new rules will have, but the FCC’s Order gave USAC limited guidance and substantial discretion in identifying rates and determining how to group them within the database. If the rural rate caps established using the resulting median are too low, we may be unable to continue to serve rural health care customers in the most expensive portions of each rural zone. We are continuing to evaluate the impact of the funding cap constraints, ongoing uncertainty and unpredictability in the Rural Health Care Universal Service Support Mechanism, and the impact of the rule changes on our rural health care customers and revenues in light of these developments. On October 21, 2019, an appeal challenging the new method of setting rates for supported services was filed in the United States Court of Appeals for the District of Columbia Circuit, adding further uncertainty to the ultimate outcome of this proceeding. Similarly, the Company and several other parties have filed Petitions for Reconsideration of the FCC’s August 2019 Report and Order, seeking to mitigate the risks described above. At this time, we are unable to predict the outcome of the challenges to the FCC’s new Rural Health Care rules or the impact the new rules may have on our business, financial condition, results of operations and liquidity.

USAC Audit of RHC Program Funding Requests

In addition to the prospective changes to the RHC program discussed above, the FCC and USAC have undertaken reviews of current and past funding requests. In June 2017, the Company received a letter from USAC’s auditors inquiring about past funding requests, all of which were previously approved by USAC. After clarifying the request, the Company responded to the auditors with the requested information through the remainder of 2017 and mid-way into 2018. Late in 2018, the auditors asked the Company to comment on some preliminary audit findings, and the Company responded with a letter dated December 21, 2018. After more than a year without communications from the auditors, on February 24, 2020, the Company received a draft audit report from USAC that is described more fully in Note 20 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements. The draft audit report alleges violations of the FCC’s rules for establishing rural rates and urban rates, the provisioning and billing of ineligible services and products, and violations of the FCC’s competitive bidding rules. The Company was invited to comment on this draft audit report, and we intend to seek correction of numerous factual errors we believe are contained in that report. In addition, the Company has had conversations with USAC’s auditors and we are compiling a list of proposed clarifications, corrections and modifications to the draft audit report. As a result of these conversations and comments to be submitted by the Company, USAC’s auditors may revise their findings, including the amounts they recommend USAC seek to recover. USAC’s auditors are expected to issue a final audit report incorporating the Company’s responses that will be sent to USAC’s Rural Health Care division to review and determine if corrective action would be appropriate. In the event that the Company disagrees with USAC’s final audit report, the Company can appeal that decision to USAC’s Rural Health Care division and/or the FCC. At this time, we cannot predict the contents of the USAC audit report, the outcome of the audit or the impact on our business, financial condition, results of operations and liquidity.

FCC Inquiry into Company’s RHC Program Participation

In addition, the Company received a Letter of Inquiry on March 18, 2018, from the FCC Enforcement Bureau requesting historical information regarding the Company’s participation in the FCC’s Rural Health Care program. In response, the Company produced voluminous records throughout 2018 and into the first quarter of 2019. On November 5, 2019, the Company received another letter from the FCC Enforcement Bureau requesting additional information, to which it responded on December 6, 2019. The Company is currently responding to an additional letter from the Enforcement Bureau dated January 22, 2020. As of the date of this Form 10-K, the FCC’s Enforcement Bureau has not asserted any claims or rule violations. The Company continues to work constructively with the FCC’s Enforcement Bureau to provide it the information it is seeking. At this time, we cannot predict the outcome of the FCC Enforcement Bureau’s inquiry or the impact it may have on our business, financial condition, results of operations and liquidity.

Connect America Fund

CAF Phase II

On October 31, 2016, the FCC released its order adopting the Connect America Fund (“CAF”) Phase II (“CAF II”) for price cap carriers in Alaska. Alaska Communications is the only price cap carrier in Alaska and, under the CAF II order, we receive approximately $19.7 million annually.

We are continuing to work toward meeting our CAF Phase II obligations in a capital-efficient manner, including the delivery of broadband Internet access services meeting CAF Phase II requirements using a fixed wireless platform.

Lifeline

Revenue generated from our lifeline customers represented less than 1% of our total revenue. The FCC’s Lifeline support mechanism today subsidizes the cost of voice services for low-income consumers, as well as broadband in CAF II locations.

Satellite Services

On February 16, 2018, the FCC granted our application for a license to operate a network of C-band satellite earth stations to be used to serve our customers that cannot be reached by terrestrial middle mile facilities. Under that license, we are authorized to use up to 144 MHz of C-band spectrum on Eutelsat’s satellite, E115WB, for a term of 15 years. We have steadily expanded this network to serve nearly 40 sites, primarily in rural and remote areas of the state. We expect this approach to provide us with greater predictability and stability in the availability and cost of long-haul transport connectivity to our customers that must be served by satellite.

State Regulation

Telecommunication companies are required to obtain certificates of public convenience and necessity from the RCA prior to operating as a public utility in Alaska. In addition, RCA approval is required if an entity acquires a controlling interest in any of our certificated subsidiaries, acquires a controlling interest in another intrastate utility or discontinues intrastate service. On August 29, 2019, Governor Dunleavy signed into law new legislation that eliminated the requirement for Alaska Communications to maintain RCA-filed tariffs for rates, terms, and conditions for legacy phone and networking services in Alaska, However, rates, terms, and conditions for basic residential local telephone service must, under the bill, be uniform within each study area. Alaska Communications implemented changes to tariffs, terms and conditions and other service related policies effective November 27, 2019.

Alaska Universal Service Fund

The Alaska Universal Service Fund (“AUSF”) complements the federal Universal Service Fund, but is focused on obligations to meet intrastate service obligations.

In January 2018, the RCA opened a rulemaking to repeal the AUSF effective July 31, 2019 and sought comments and reply comments. A final order issued by the RCA on October 24, 2018 stopped short of repealing the AUSF but made changes to the distribution to be effective January 1, 2019, and capped contributions at 10% of intrastate telecommunications revenues. These changes resulted in shortfalls to carriers beginning in 2019.

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

Additional Business Information

See “Item 1A, Risk Factors,” “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 3 “Joint Venture” and Note 19 “Business Segments” in the Notes to Consolidated Financial Statements for additional information, which is incorporated herein by reference.

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

Our principal facilities-based competitor for voice and broadband services is GCI, who is also the dominant cable television provider in Alaska. In the business and wholesale market, GCI holds a dominant position through its extensive fiber optic, microwave and satellite based middle mile network as well as its undersea fiber cable network, where it owns and operates two of the four existing undersea fiber optic cables connecting Alaska to the contiguous states. In the consumer market, GCI bundles its cable video services with voice, broadband and mobile wireless services. Because the video and mobile wireless services we offer are limited, we are unable to offer competing bundles.

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

With a long history of operating in Alaska, AT&T has a terrestrial long-haul network in Alaska where the focus is on serving certain national customers. AT&T’s primary mass market focus in Alaska is providing mobile wireless services.

As we compete more extensively in the managed IT services business, we are likely to face new competition, both local and national. There are other small firms that compete for IT business in Alaska. Overall, however, we believe that competition for managed IT services is fragmented in Alaska with no clear or dominant provider.

Diversification of Our Sources of Revenue

We may not be able to adequately diversify our revenue stream which could create risk to our ability to generate cash and bottom-line growth.

The telecommunications industry faces frequent and rapid changes in products and services provided to customers. If we do not adequately investigate and assess the expansion of our existing sources of revenue, including new products and services and strategic acquisition opportunities, our business, financial position, results of operations and liquidity may be impacted.

Our Cost Structure

We may not be able to maintain our cost structure which would create risk to our ability to generate bottom-line growth.

As a smaller, focused broadband and managed IT services company, maintaining a lower cost structure is key to generating cash flow from operating activities. If we fail to maintain this cost structure, our financial position, results of operations and liquidity will be impacted.

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

Technology trends and developments in the area of IT and cloud services can be far more disruptive and tend to change in shorter cycles compared to telecommunications technologies. Our ability to invest in the training, certifications, and skills required to develop these partnerships will be important in determining our success in this area of managed IT services.

Our limited access to middle mile infrastructure limits our ability to compete in certain geographic and customer segments in Alaska.

We define middle mile as the connection between the first aggregation point into a local community and the interconnection point to the internet or switch which connects the community to the outside world. These are typically high capacity connections and can span hundreds of miles in the case of Alaska. It is unlikely that we will have the capital needed for middle mile investments, and GCI controls significant elements of the middle mile network in Alaska, and through its government funded programs is creating monopoly conditions in certain areas of the state. This limits our ability to compete in those markets.

Risks Relating to Our Debt

Our debt could adversely affect our financial health, financing options and liquidity position. Due to uncertainty in the capital markets, we may be unable to retire or refinance our long-term debt when it becomes due, or if we are able to refinance it, we may not be able to do so with attractive interest rates or terms.

2019 Senior Credit Facility

On January 15, 2019, we entered into an amended and restated credit facility consisting of a term facility in the amount of $180 million, a revolving facility in an amount not to exceed $20 million and a delayed-draw term facility in an amount not to exceed $25 million (together the “2019 Senior Credit Facility”). The 2019 Senior Credit Facility also provides for incremental term loans up to an aggregate principal amount of the greater of $60 million or trailing twelve-month EBITDA (as defined in the facility).

Principal payments on the term facilities are due commencing in the third quarter of 2019 as follows: the third quarter of 2019 through the second quarter of 2020 – $1,125 per quarter; the third quarter of 2020 through the second quarter of 2022 – $2,250 per quarter; the third quarter of 2022 through the second quarter of 2023  – $3,375 per quarter; and the third quarter of 2023 through the fourth quarter of 2023 – $4,500 per quarter. The remaining outstanding principal balance, including any amounts outstanding under the revolving facility, is due on January 15, 2024. This schedule is subject to mandatory prepayments under certain conditions, including the Company’s generation of excess cash flow as defined in the facility.

The obligations under the 2019 Senior Credit Facility are secured by substantially all of the personal property and real property of the Company.

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

Our debt also exposes us to adverse changes in interest rates. As a component of our cash flow hedging strategy and as required under the terms of the 2019 Senior Credit Facility, we hold pay-fixed, receive-floating interest rate swaps in the total initial notional amount of $135.0 million at 6.1735%, inclusive of a 4.5% LIBOR spread, through June 2022. The anticipated elimination of LIBOR and subsequent replacement with an alternative base rate could negatively impact our cost of borrowing.

Additional information is in the “First Amended and Restated Credit Agreement, dated as of January 15, 2019, by and among Alaska Communications, as the borrower, the Company and certain of its direct and indirect subsidiaries, as guarantors, ING Capital LLC, as administrative agent, and the lenders party thereto,” filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 22, 2019, which is incorporated herein by reference.

We are also subject to credit risk related to our counterparties on the swaps and to interest rate fluctuations on interest generated by our debt in excess of the notional term loans referenced above.

Risks Related to our Business

Rural Health Care Universal Service Support Program

We may not receive some of the subsidies for Rural Health Care for which our customers have applied and amounts previously received may be challenged.

The Company received inquiries and requests for information from USAC, which administers the program, in connection with both current funding requests and, beginning with a letter dated June 2, 2017 from USAC’s auditors, prior period support payments. After the Company responded to the initial request, USAC’s auditors asked the Company to comment on some preliminary audit findings, and the Company responded with a letter dated December 21, 2018. On February 24, 2020, the Company received a draft audit report from USAC that is described more fully in Note 20 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements. The draft audit report alleges violations of the FCC’s rules for establishing rural rates and urban rates, the provisioning and billing of ineligible services and products, and violations of the FCC’s competitive bidding rules. The Company is engaged in dialogue with USAC’s auditors and continues to work constructively with USAC towards a resolution. At this time, the Company is unable to predict the outcome of this audit. Similar audits of other companies have resulted in the FCC recouping certain previously awarded support funds, which could have a material adverse effect on our business, financial position, results of operations, and liquidity.

In addition, the Company received a letter of inquiry from the FCC’s Enforcement Bureau on March 23, 2018 regarding the Company’s participation in the Rural Healthcare Program. On November 5, 2019, and January 22, 2020, the Company received additional letters from the FCC Enforcement Bureau requesting supplementary information. The Company has responded to all such letters from the FCC except that its response to the January 22, 2020 letter remains in process. The FCC’s Enforcement Bureau is still conducting its inquiry, and as of the date of this Form 10-K, has yet to assert any claims or rule violations.  At this time, the Company is unable to predict the outcome of this inquiry. Similar investigations of other companies have resulted in the FCC imposing penalties, which could have a material adverse effect on our business, financial position, results of operations, and liquidity.

The rising uncertainty and unpredictability in the Rural Health Care program negatively impacted the Company in 2017, 2018 and 2019, and may have a negative impact on future revenue and demand for our services from rural healthcare providers.

Also, we may be subject to further audits, inquiries or investigations of the Company’s compliance with FCC rules governing the Rural Healthcare Program for prior periods. We are unable to predict the duration, scope, or outcome of any audit, inquiry or investigation into these matters, and any remedial action taken against the Company could have a material adverse effect on our business, financial position, results of operations, and liquidity.

Access and High Cost Support Revenue

Revenues from access charges will continue to decline and revenue from various regulated support mechanisms is subject to rule changes at the FCC and the RCA.

We received approximately 1.7% and 2.0% of our operating revenues for the years ended December 31, 2019 and 2018, respectively, from access charges. The amount of revenue that we receive from these access charges is calculated in accordance with requirements set by the FCC and the RCA. Any change in these requirements may reduce our revenues and earnings. Access charges have consistently decreased in past years and we expect this trend to continue due to declines in legacy regulated products, changes in regulations, and migration to VoIP services which do not generate access revenue for us.

Some access charges have already been reduced to zero. Further elimination of access revenue would have a material adverse effect on our revenue and earnings.

Regulations

New governmental regulations may impose obligations on us to upgrade our existing technology or adopt new technology that may require additional capital and we may not be able to comply in a timely or economic manner with these new regulations.

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

The 2011 Transformation Order established a new framework for high cost universal service support that replaced existing support mechanisms that provide support to carriers, like us, that serve high-cost areas with new CAF support mechanisms and service obligations that are focused on broadband Internet access services. We recognized $19.7 million in federal high cost universal service payment revenues to support our wireline operations in high cost areas in each of the twelve months ended December 31, 2019 and 2018. The FCC released its CAF Phase II order, specific to the Company, on October 31, 2016. As a result, we currently expect our high cost support revenue to be relatively unchanged for the next six years. Substantial changes are expected to be enacted by the FCC regarding our high cost support funding after 2025, and there is uncertainty regarding the future level of revenue as well as the future obligations tied to this funding. If we fail to meet our obligations under the CAF Phase II order, our revenue, results of operations and liquidity may be impacted.

We make substantial contributions to the Universal Service Fund and our methods for computing our contributions to that fund may be challenged.

The FCC order released on August 20, 2019 clarified its position that only Telecommunications Services were supported under the Rural Health Care Telecom Program. On December 26, 2019, the FCC issued public notices seeking comments on proposed changes to the 2020 FCC Form 499-A. The proposed changes would clarify the reporting of funds remitted from USAC under the Rural Health Care program. This clarification reduced our risk for future filings. However, our past filings of certain services as “Information Services” not subject to such contributions could ultimately prove to be inconsistent with the FCC’s views, which could trigger additional USF contribution obligations.

We are unable to predict the duration, scope, or outcome of any investigation into these matters and any remedial action taken against the Company in connection with them could have a material adverse effect on our business, financial position, results of operations or liquidity.

Alaska’s Economic Conditions

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

The population of Alaska, which declined marginally in 2018 and 2019, is approximately 730,000 with Anchorage, Fairbanks and Juneau serving as the primary population and economic centers in the state.

It is estimated that one-third of Alaska’s economy is dependent on federal spending, one-third on natural resources, in particular the production of crude oil, and the remaining one-third on other activities such as tourism, mining, timber, seafood, international air cargo and miscellaneous support services.

Alaska’s economy is dependent on investment by oil companies, and state tax revenues correlate with the price of oil as the State assesses a tax based on the value of the oil that transits the pipeline from the North Slope. British Petroleum, one of the world’s major oil companies, is exiting Alaska and its Alaska operations and holdings are being taken over by a much smaller local company. The impact of this change on the State’s economy is uncertain.

Overall economic impacts from a sustained lower price of crude oil and population declines, if maintained over time, will impact our growth in the future.

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

Our co-owner in this project has invested in a submarine network with landing stations in several northwest Alaska communities, including a terrestrial route from the North Slope to Fairbanks. The network became operational in late 2017 and we began delivering service to customers in 2018 through capacity we acquired on the system. Delays in acquiring customers and providing those customers with service could negatively impact our investment in the system and our financial results.

Erosion of Access Lines

We provide services to many customers over access lines, and if we continue to lose access lines, our revenues, earnings and cash flow from operating activities may decrease.

Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss over the past few years and the rate of loss has been accelerating. During the years ended December 31, 2019 and 2018 our business access line erosion was 2,134 and 2,317, respectively, while over the same period our consumer access line erosion was 2,920 and 3,478 respectively. We expect to continue to experience net access line loss in our markets, affecting our revenues, earnings and cash flow from operating activities.

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

While our Board and management team strive to maintain constructive, ongoing communications with all of the Company’s stockholders and welcomes their views and opinions with the goal of enhancing value for all stockholders, an activist campaign that seeks to replace more than a majority of the members of our Board and, thereby seek control of the Company’s Board, could have an adverse effect on us because:

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

Labor costs are a significant component of our expenses and, as of December 31, 2019, approximately 54% of our workforce is represented by the IBEW. The collective bargaining agreement between the Company and the IBEW, which is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for the Company in the state of Alaska and has significant economic impacts on the Company as it relates to wage and benefit costs and work rules. We believe our labor costs are higher than our competitors who employ a non-unionized workforce because we are required by the CBA to contribute to the IBEW Health and Welfare Trust and the Alaska Electrical Pension Fund (“AEPF”) for benefit programs, including defined benefit pension plans and health benefit plans, that are not reflective of the competitive marketplace. Furthermore, work rules under the existing agreement limit our ability to efficiently manage our workforce and make the incremental cost of work performed outside normal work hours high. In addition, we may make strategic and operational decisions that require the consent of the IBEW. While we believe our relationship with the IBEW is constructive, and although the IBEW generally has provided necessary consents, the IBEW may not provide consent when we need it, it may require additional wages, benefits or other consideration be paid in return for its consent, or it may call for a work stoppage against the Company. The Company considered relations with the IBEW to be stable in 2019; however, any deterioration in the relationship with the IBEW would have a negative impact on the Company’s operations.

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

If suppliers of our equipment or providers of services on which we rely experience financial difficulties, service or billing interruptions, patent litigation or other problems, subscriber growth and our operating results could be negatively impacted.

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

The efficient operation of the Company’s business depends on back-office IT systems. The Company relies on back-office IT systems, including certain systems provided by third party vendors, to effectively manage customer billing, business data, communications, supply chain, order entry and fulfillment and other business processes. Some of these systems are no longer supported under maintenance agreements from the underlying vendor. Initiation of new systems may not be successful, may be delayed, and may cost more than expected. A failure of the Company’s IT systems, or the IT systems provided by third party vendors, to perform as anticipated could disrupt the Company’s business and result in a failure to collect accounts receivable, transaction errors, processing inefficiencies, and the loss of sales and customers, causing the Company’s reputation and results of operations to suffer. In addition, IT systems may be vulnerable to damage or interruption from circumstances beyond the Company’s control, including fire, natural disasters, systems failures, security breaches and viruses. Any such damage or interruption could have a material adverse effect on our business, financial position, results of operations and financial condition.

Undersea Fiber Optic Cable Systems

If failures occur in our undersea fiber optic cable systems, our ability to restore our service may be delayed or otherwise limited.

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

Physical Infrastructure

We may not be able to invest sufficiently in our underlying physical infrastructure, including buildings, fleet and related equipment.

Much of the Company’s underlying physical infrastructure, including buildings, fleet vehicles and related systems and equipment, has been in service for an extended period of time. We may not be able to adequately fund the maintenance and replacement of this infrastructure which could negatively impact the Company’s operations, including the provision of service to its customers.

Intellectual Property

Third parties may claim that the Company is infringing upon their intellectual property, and the Company could suffer significant litigation or licensing expenses or be prevented from selling products.

Although the Company does not believe that any of its products or services infringe upon the valid intellectual property rights of third parties, the Company may be unaware of intellectual property rights of others that may cover some of its technology, products or services. Any litigation growing out of third-party patents or other intellectual property claims could be costly and time consuming and could divert the Company’s management and key personnel from its business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Resolution of claims of intellectual property infringement might also require the Company to enter into costly license agreements. Likewise, the Company may not be able to obtain license agreements on acceptable terms. The Company also may be subject to significant damages or injunctions against development and sale of certain of its products. Further, the Company often relies on licenses of third-party intellectual property for its businesses. The Company cannot ensure these licenses will be available in the future on favorable terms or at all. If any of these risks materialize, it could have a material adverse effect on our business, financial position, results of operations or liquidity.

Security Breaches

A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, result in the disclosure of confidential information or damage our reputation. Any such failure also could have a significant adverse effect on our cash flows, financial condition, and results of operations.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code, and other events that could have a security impact. Additionally, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to confidential or other information. If one or more such events occur, this potentially could jeopardize our information or our customers’ information processed and stored in, and transmitted through, our computer systems and networks. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

With regard to the physical infrastructure that supports our operations, we have taken measures to implement backup systems and other safeguards, but our ability to conduct business may be adversely affected by any disruption to that infrastructure. Such disruptions could involve electrical, communications, internet, transportation or other services used by us or third parties with whom we conduct business. The costs associated with such disruptions, including any loss of business, could have a significant adverse effect on our financial position, results of operations or liquidity.

Any of these operational and security risks could lead to significant and negative consequences, including reputational harm as well as loss of customers and business opportunities, which in turn could have a significant adverse effect on our businesses, financial position, results of operations or liquidity.

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

Our pension plans could result in substantial liabilities on our balance sheet. These plans and activities have and will generate substantial cash requirements for us, and these requirements may increase beyond our expectations in future years based on changing market conditions. The difference between projected plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Changes in interest rates, mortality rates, health care costs, early retirement rates, returns on investment and the market value of plan assets can affect the funded status of our defined benefit pension and cause volatility in the net periodic benefit cost and future funding requirements of the plans. In the future, we may be required to make additional contributions to our defined benefit plan. Plan liabilities may impair our liquidity, have an unfavorable impact on our ability to obtain financing and place us at a competitive disadvantage compared to some of our competitors who do not have such liabilities and cash requirements.

Our most significant pension plan is the AEPF in which we participate on behalf of substantially all of our employees in Alaska. The AEPF is a multi-employer pension plan to which we make fixed, per employee, contributions through our collective bargaining agreement with the IBEW, which covers our IBEW represented workforce, and a special agreement, which covers most of our non-represented workforce. Because our contribution requirements are fixed, we cannot easily adjust our annual plan contributions to address our own financial circumstances. Currently, this plan is not fully funded, which means we may be subject to increased contribution obligations, penalties, and ultimately, we could incur a contingent withdrawal liability should we choose to withdraw from the AEPF for economic reasons. Our contingent withdrawal liability is an amount based on our pro-rata share among AEPF participants of the value of the funding shortfall. This contingent liability becomes due and payable by us if we terminate our participation in the AEPF. Moreover, if another participant in the AEPF goes bankrupt, we would become liable for a pro-rata share of the bankrupt participant’s vested, but unpaid, liability for accrued benefits for that participant’s employees. This could result in a substantial unexpected contribution requirement and making such a contribution could have a material adverse effect on our cash position and other financial results. These sources of potential liability are difficult to predict.

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

Our future growth may depend, in part, on acquisitions. To the extent that we grow through acquisitions, we will face the operational and financial risks that commonly accompany that strategy. We would also face operational risks, such as failing to assimilate the operations and personnel of the acquired businesses, disrupting their ongoing businesses, increasing the complexity of our business, and impairing management resources and management’s relationships with employees and customers as a result of changes in their ownership and management. Further, the evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business, may divert management time and other resources. Some acquisitions may not be successful, and their performance may result in the impairment of their carrying value.

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

Public Health Issues

A major public health issue, such as an epidemic or pandemic, could adversely affect our operations and financial performance.

Our operations, including the provision of services and products to our customers and maintenance of the supporting infrastructure, rely on products, resources and our employees inside and outside the state of Alaska. A major public health issue, such as an epidemic or pandemic, could disrupt the timely receipt of those products and resources, the productivity of our employees, our provision of products and services to our customers and negatively affect overall economic conditions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal properties do not lend themselves to simple description by character and location. The components of our gross investment in property, plant and equipment consisted of the following as of December 31, 2019 and 2018:

(in thousands)	2019	2018
Land, buildings and support assets	$204,834	$197,381
Central office switching and transmission	396,565	387,008
Outside plant, cable and wire facilities	765,640	750,492
Other	25,423	17,126
Construction work in progress	32,442	38,615
	$1,424,904	$1,390,622

Our property, plant and equipment are used in our communications networks.

Land, buildings and support assets consist of land, land improvements, central office and certain administrative office buildings as well as general purpose computers, office equipment, vehicles and other general support equipment. Central office switching and transmission and wireless switching and transmission consist primarily of switches, routers and transmission electronics for our regulated and wireless entities, respectively. Outside plant and cable and wire facilities include primarily conduit and cable. We own substantially all of our telecommunications equipment required for our business. However, we lease certain facilities and equipment under various financing and operating lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets.

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

Item 3. Legal Proceedings

We are involved in various claims, legal actions, personnel matters and regulatory proceedings arising in the ordinary course of business, including various legal proceedings involving regulatory matters described under “Item 1, Business–Regulation”. For example, the Company received a Letter of Inquiry on March 18, 2018, from the FCC Enforcement Bureau requesting historical information regarding the Company’s participation in the FCC’s Rural Health Care program. On November 5, 2019 and January 22, 2020, the Company received additional letters from the FCC Enforcement Bureau requesting supplementary information. The Company has responded to all such letters from the FCC except that its response to the January 22, 2020 letter remains in process. The Company is unable to predict the duration, scope, or outcome of the FCC Enforcement Bureau’s inquiry into these matters or any remedial action the FCC may or may not take against the Company in the future.

We have recorded a liability for estimated litigation costs of $1.4 million as of December 31, 2019, against certain current claims and legal actions. We believe that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol ‘ALSK’. The following table presents, for the periods indicated, the high and low sales prices of our common stock as reported by Nasdaq.

2019 Quarters	High	Low	2018 Quarters	High	Low
4th	$1.90	$1.60	4th	$1.86	$1.37
3rd	$1.98	$1.67	3rd	$2.04	$1.56
2nd	$1.97	$1.61	2nd	$1.82	$1.39
1st	$2.10	$1.44	1st	$2.71	$1.77

As of March 6, 2020, there were 53.1 million shares of our common stock issued and outstanding and approximately 326 record holders of our common stock. Because brokers and other institutions hold many of our shares of existing common stock on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

In the fourth quarter of 2012, our Board of Directors suspended the quarterly dividend paid to shareholders. The dividend suspension was required in connection with the amendment to our 2010 Senior Credit Facility as part of the sale of our wireless business in the first quarter of 2015. Under the terms of our 2019 Senior Credit Facility (the “Facility”), payment of cash dividends on our common stock is subject to certain conditions, after giving effect to such dividend. The conditions and terms are described in the Facility and summarized as follows:

(i)	The Company is not in default of the terms of the Facility;
(ii)	The Company is in compliance with the financial covenants of the Facility;
(iii)

The payment of such dividend is made solely from specified available funds, including (a) excess cash flow not required for mandatory repayment of principal, (b) specified distributions and (c) special projects; and

(iv)	The Company’s liquidity balance is not less than $10 million.

While payment of a cash dividend in 2019 was permitted under the terms of the Facility, the reinstitution of dividend payments also depends on future competitive market and economic conditions and financial, business, regulatory and other factors, many of which are beyond our control.

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

On March 9, 2020, the Company’s Board of Directors declared a one-time cash dividend of $0.09 per share of common stock to be paid on June 18, 2020 to shareholders of record as of the close of business on April 20, 2020. The dividend payment is expected to total approximately $5.0 million.

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

Common Stock Performance Graph

As a smaller reporting company, the Company is not required to provide this information.

Issuer Purchases of Equity Securities

In the second quarter of 2017, the Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $10.0 million of its common stock effective March 31, 2017 through December 31, 2019. There were no repurchases under this program during the fourth quarter of 2019.

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

OVERVIEW

We are a fiber broadband and managed IT services provider, offering technology and service enabled customer solutions to business and wholesale customers in and out of Alaska. We also provide telecommunication services offering value and exceptional convenience to consumers throughout the state. Our facilities-based communications network extends throughout Alaska and connects to the contiguous states via our two diverse undersea fiber optic cable systems. Our network is among the most expansive in Alaska and forms the foundation of service to our customers. We operate in a largely two-player terrestrial wireline market and we estimate our market share to be less than 25% statewide. However, our revenue performance relative to our largest competitor suggests that we are gaining market share in the markets we are serving. A third-party market study indicates that we have a market share of close to 40% for “near net” opportunities, that is, within one mile of our fiber network.

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

Historically, the Alaska economy has benefited from a stable employment base, including a growing tourism industry. However, economic indicators have been impacted by the substantial decline in the price of crude oil in 2015 through 2017. Crude oil prices recovered somewhat in 2018 but declined marginally in 2019. The Alaskan economy entered a moderate recession beginning in the second half of 2015, which economists currently expect to continue for another two to three years. The population of Alaska grew marginally in 2016, remained steady in 2017 and declined slightly in 2018 and 2019. Employment levels declined approximately 1.3% and 0.3% in 2017 and 2018, respectively and increased approximately 0.6% in 2019. The increase in 2019 was driven by growth in leisure and hospitality, oil and gas, health care, professional and business services and construction, offset by declines in state government and retail. State revenue relies on tax revenue from the production of crude oil and investment in resource development projects by exploration companies in Alaska. The state’s budget deficit has been reduced from $3.7 billion in 2015 to $0.4 billion in 2019 primarily through spending reductions and utilization of interest earned on the state’s permanent fund. The 2020 budget (as enacted) projects a $0.1 million surplus. The prospect of continued lower tax revenue continues to impact the overall economy and may affect our future financial performance.

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

Our objective is to continue generating sector leading revenue growth in the broadband market through investments in sales, service, marketing and product development while expanding our broadband network capabilities through higher efficiencies, automation, new technology and expanded service areas. We also intend to continue our growth in the managed IT services market by providing these services to our broadband customers, and leveraging our position as the premier Cloud Enabler for business in the state of Alaska. We also seek to continuously improve our customer service and utilize the Net Promoter Score (“NPS”) framework to track the feedback of our customers for virtually all customer interactions. We believe that higher NPS scores will allow us to increasingly provide a differentiated service experience for our customers, which will support our growth. We are focused on expanding our margins, and we utilize the LEAN framework to eliminate waste and simplify how we do business.

In January 2019, the Company entered into the 2019 Senior Credit Facility, consisting of an Initial Term A Facility in the amount of $180.0 million, a Revolving Facility in an amount not to exceed $20.0 million and a Delayed-Draw Term A Facility in an amount not to exceed $25.0 million. The 2019 Senior Credit Facility also provides for Incremental Term A Loans up to an aggregate principal amount of the greater of $60.0 million and trailing twelve-month EBITDA, as defined in the Agreement. Proceeds from the Initial Term A Facility of $180.0 million were used to repay in full the outstanding principal balance and interest under the Company’s 2017 Senior Credit Facility. This refinancing transaction resulted in the extension of scheduled principal payments, a reduction in interest rates and resetting and widening key covenant thresholds.

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

●	Offer Broadband and Managed IT Solutions that Create Market Differentiation. We are building on strength in designing and providing new products and solutions to our customers.

We believe we can create value for our shareholders by:

●	Driving revenue growth through increasing business broadband and managed IT service revenues,
●	Improving our operating and cash flow performance through margin management, and
●	Careful allocation of capital, including selectively investing success-based capital into opportunities that generate appropriate returns on investments.

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

Business and Wholesale

Providing services to Business and Wholesale customers provides the majority of our revenues and is expected to continue being the primary driver of our growth in the near term. Our business customers include large enterprises in the oil and gas industry, health care, education, Alaska Native Corporations, financial industries, Federal, state and local governments, and small and medium business. We were the first Alaska-based carrier to be Carrier Ethernet 2.0 Certified and are currently the only Alaska-based carrier certified for multipoint-to-multipoint services. This certification means that we meet international standards for the quality of our broadband services. We also offer IP based voice including the largest SIP implementations in the State of Alaska and are the first Microsoft Express Route provider in the state. We believe our network differentiates us in the markets we serve, because we prefer not to compete on price; but on the quality, reliability, customer service and the overall value of our solutions. Accordingly, we have significant capacity to “sell into” the network we operate and do so at what we believe are attractive incremental gross margins.

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

Consumer

We also provide broadband, voice and IT services to residential customers, including residential homes and multi-dwelling units. Given that our primary competitor has extensive quad play capabilities (video, voice, wireless and broadband) we target how and where we offer products and services to this customer group in order to maintain our returns. Our focus is to leverage the capabilities of our existing network and sell customers our highest available bandwidth. Our primary competitive advantage is that we offer reliable internet service without data caps, while our competitor, with certain exceptions, charges customers or throttles customers’ speeds for exceeding given levels of data usage. We experienced consistent growth in consumer broadband revenues in 2019. We have expanded product and service offerings to this customer group and have implemented fiber fed WiFi and certain fixed wireless technology solutions for providing broadband, all of which provided a basis for continued growth in this market in 2019.

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

The following table summarizes our primary sources of regulatory revenue and their contribution to total revenue in 2019 (dollars in thousands).

Source	Description	2019 Revenue	As a % of Regulatory Revenue	As a % of Total Revenue
Access Charges
	Interstate and intrastate switched access are services based primarily on originating and terminating access minutes from other carriers. Special access is primarily access to dedicated circuits sold to wholesale customers, substantially all of which is generated from interstate services. Cellular access is the transport of local network services between switches for cellular companies based on individually negotiated contracts. Access revenue has declined at an average of approximately 9% annually over the past three years.	$3,903	8.8%	1.7%
Total Access Charges		$3,903	8.8%	1.7%

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

		$5,268	12.0%	2.3%

Other	Other non-pass-through surcharges are collected from our customers as authorized by the regulatory body. The amount charged is based on the type of line: single line business, multi-line business, consumer or lifeline. The rates are established based on federal or state orders. These charges are recorded as revenue and do not have a direct associated cost. Rather, they represent a revenue recovery mechanism established by the FCC or the Regulatory Commission of Alaska.	$10,771	24.4%	4.6%
Total Surcharges		$16,039	36.4%	6.9%

Federal and State Support
CAF II	In 2016, the FCC released the CAF Phase II order specific to Alaska Communications which transitioned from CAF Phase I frozen support to CAF Phase II. Funding under the new program generally requires the Company to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, and meet interim milestone build-out obligations. CAF II revenues are expected to be relatively stable through 2026.	$19,694	44.7%	8.5%

COLR and CCL

The Company was designated by the State of Alaska as a Carrier of Last Resort (“COLR”) in five of the six study areas. In addition to COLR, the Company received Carrier Common Line (“CCL”) support. We did not receive COLR or CCL funding for the ACS of Anchorage study area. As a COLR we were required to provide services essential for retail and carrier-to-carrier telecommunication throughout the applicable coverage area. Effective in 2019, the COLR and CCL funding  mechanisms were eliminated and replaced with the ENS funding mechanism. Funding levels under ENS are approximately half of those under the prior mechanisms.

		$4,474	10.1%	1.9%

Total Federal and State Support		$24,168	54.8%	10.4%

Total Regulatory Revenue		$44,110		19.0%

Total Revenue		$231,694

Executive Summary

Operating Revenues

Total revenue of $231.7 million in 2019 decreased $0.8 million, or 0.3%, from $232.5 million in 2018. Business and wholesale revenue increased $6.0 million, or 4.1%, in 2019 driven by growth in wholesale broadband and managed IT services, partially offset by a $3.3 million decline in rural health care revenue. Consumer revenue of $37.0 million was unchanged year over year. Regulatory access revenue declined $6.5 million due to the restructuring and contribution capping (and thereby reducing) of AUSF support. This decline was anticipated.

Operating Income

Operating income of $21.9 million in 2019 decreased $2.4 million, or 9.7%, from $24.3 million in 2018 due to higher operating expenses, consisting primarily of increased depreciation expense. These items are discussed in more detail below.

Operating Metrics

Business broadband average monthly revenue per user (“ARPU”) of $343.61 in 2019 increased from $331.27 in 2018. Business broadband connections of 14,789 at December 31, 2019, decreased from connections of 15,234 at December 31, 2018. We count connections on a unitary basis regardless of the size of the bandwidth. For example, a customer that has a 10MB connection is counted as one connection as is a customer with a 1MB connection. While we present metrics related to Business connections, we note that we manage Business and wholesale in terms of new Monthly Recurring Charges (“MRC”) sold. Achievement of sales performance in terms of MRC is the primary operating metric used by management to measure market performance. For competitive reasons, we do not disclose our sales or performance in MRC.

Total consumer broadband connections of 31,476 at December 31, 2019 declined from 32,793 at December 31, 2018. Consumer broadband ARPU of $68.90 in 2019 increased from $65.41 in 2018.

The table below provides certain key operating metrics as of, or for, the periods indicated.

	2019	2018

Voice

At December 31:
Business access lines	67,248	69,382
Consumer access lines	22,864	25,784
For the year ended December 31:
ARPU business	$26.67	$25.38
ARPU consumer	$34.40	$32.76

Broadband

At December 31:
Business connections	14,789	15,234
Consumer connections	31,476	32,793
For the year ended December 31:
ARPU business	$343.61	$331.27
ARPU consumer	$68.90	$65.41

Liquidity

We generated cash from operating activities of $58.8 million in 2019 compared with $56.2 million in 2018.

In 2019 and 2018, we invested a total of $45.5 million and $40.2 million, respectively, in capital, including capitalized interest and net of the settlement of items accrued in previous periods. We also completed the repurchase of 1 million shares of our common stock.

Net debt, defined as total debt excluding debt issuance costs, less cash and cash equivalents, at December 31, 2019 was $153.8 million compared with $161.2 million at December 31, 2018. The decrease reflects higher cash, partially offset by an increase in outstanding debt as a result of the 2019 refinancing.

As described above, on January 15, 2019, we entered into an amended and restated credit facility which provides for a reduction in interest rates, extension of principal payment terms, increased borrowing capacity and resetting and widening of key covenant thresholds.

Other Initiatives

During 2019 we increased our terrestrial and submarine fiber miles, which serves as the backbone of our network, to 146,000 miles. We entered into agreements with certain or our customers which provided pre-funding of our required investments in infrastructure and services to be provided. We also continued the successful deployment our fixed wireless technology across multiple locations and customer markets and expanded broadband service to consumer customers in multi-dwelling units.

RESULTS OF OPERATIONS

The following tables summarize our results of operations for the years ended December 31, 2019 and 2018. Revenue information reflects the organization of revenue streams described in “Revenue Sources by Customer Group” above, combining revenue accounted for under ASC 606 and other guidance. All amounts are discussed at the consolidated level after the elimination of affiliate revenue and expense.

(in thousands)	2019	2018

Business and Wholesale Revenue
Business broadband	$61,785	$60,934
Business voice and other	28,660	28,429
Managed IT services	6,494	5,742
Equipment sales and installations	4,698	5,127
Wholesale broadband	43,310	38,362
Wholesale voice and other	5,617	6,000
Business and Wholesale Revenue	150,564	144,594
Growth in Business and Wholesale Revenue	4.1%
Consumer revenue
Broadband	26,589	26,144
Voice and other	10,431	11,158
Consumer Revenue	37,020	37,302

Total Business, Wholesale, and Consumer Revenue	187,584	181,896
Growth in Business, Wholesale and Consumer Revenue	3.1%
Growth in Broadband Revenue	5.0%

Regulatory Revenue
Access	24,416	30,878
High cost support	19,694	19,694
Total Regulatory Revenue	44,110	50,572

Total Revenue	$231,694	$232,468
Growth in Total Revenue	-0.3%

	2019	2018
Operating expenses:
Cost of services and sale (excluding depreciation and amortization)	105,615	107,509
Selling, general and administrative	66,718	66,647
Depreciation and amortization	37,276	33,908
Loss on disposal of assets, net	156	125
Total operating expenses	209,765	208,189

Operating income	21,929	24,279

Other income and (expense):
Interest expense	(12,059)	(13,429)
Loss on extinguishment of debt	(2,830)	-
Interest income	385	156
Other	175	23
Total other income and (expense)	(14,329)	(13,250)

Income before income tax expense	7,600	11,029
Income tax expense	(2,765)	(2,041)
Net income	4,835	8,988
Less net loss attributable to noncontrolling interest	(93)	(92)

Net income attributable to Alaska Communications	$4,928	$9,080

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Operating Revenue

Business and Wholesale

Business and wholesale revenue of $150.6 million increased $6.0 million, or 4.1%, in 2019 from $144.6 million in 2018. This increase was driven by increases in wholesale broadband revenue of $4.9 million, business broadband revenue of $0.9 million and managed IT services of $0.8 million, partially offset by a $0.4 million decline in equipment sales and installations and a net $0.2 million decrease in voice and other revenue. Business broadband revenue growth reflected an increase in ARPU from $328.04 (excluding the estimated effect of the $0.6 million favorable rural health care adjustment described below) in 2018 to $343.61 in 2019, largely offset by fewer connections and lower rural health care revenue. Rural health care revenue of $14.2 million in 2019 decreased $3.3 million from $17.5 million in 2018 and represented 6% and 8% of consolidated revenue in 2019 and 2018, respectively. Rural health care revenue in 2018 was favorably impacted by a $0.6 million cumulative adjustment for the effect of Funding Year 2017 funding increases.

While connections and ARPU serve as data points to support the analysis of period-over-period changes in revenue, they are not critical indicators utilized by the Company to manage the Business and Wholesale customer group.

Business and wholesale revenue includes the amortization of deferred revenue in 2019 and 2018 as follows:

	2019	2018

GCI capacity revenue	$2,071	$2,071

Other deferred capacity revenue	2,584	2,027

Total deferred capacity revenue	4,655	4,098

Other deferred revenue	3,785	3,309

Total	$8,440	$7,407

Consumer

Consumer revenue of $37.0 million in 2019 declined $0.3 million from $37.3 million in 2018. Broadband revenue increased $0.4 million as lower connections were offset by an increase in ARPU to $68.90 from $65.41. Voice and other revenue decreased $0.7 million due to 2,920 fewer connections, partially offset by an increase in ARPU to $34.40 from $32.76 in the prior year.

Regulatory

Regulatory revenue of $44.1 million decreased $6.5 million year over year due to lower access revenue resulting from reduced funding from the Alaska Universal Service Fund.

Operating Expenses

Cost of Services and Sales (excluding depreciation and amortization)

Cost of services and sales (excluding depreciation and amortization) of $105.6 million decreased $1.9 million, or 1.8%, in 2019 from $107.5 million in 2018. A $2.9 million decrease in access charges, a $0.8 million decrease in labor costs and a $0.2 million decrease in circuit installation costs were partially offset by increases in network support and other costs totaling $2.0 million.

Selling, General and Administrative

Selling, general and administrative expenses of $66.7 million increased $0.1 million, or 0.1%, in 2019 from $66.6 million in 2018. This increase reflects a $4.5 million increase in labor costs, including $1.7 million of termination benefit expense for the Company’s former CEO, offset by a $2.5 million decrease in the provision for uncollectable accounts receivable and a $1.9 million net decrease in outside services and other expenses.

Depreciation and Amortization

Depreciation and amortization expense of $37.3 million increased $3.4 million, or 9.9%, in 2019 from $33.9 million in 2018. This increase was due primarily to the completion of various capital projects in 2019 with shorter useful lives, partially offset by certain assets reaching the end of their depreciable lives.

Other Income and Expense

Interest expense of $12.1 million in 2019 declined from $13.4 million in 2018 due to a lower average interest rate and lower average borrowing levels. The loss on extinguishment of $2.8 million in 2019 was associated with the settlement of the 2017 Senior Credit Facility in the first quarter.

Income Taxes

Income tax expense and the effective tax rate in 2019 was $2.8 million and 36.4%, respectively, and includes the impact of permanent book to tax differences of $0.6 million and 8.1%, respectively. Income tax expense in 2018 of $2.0 million reflects a $0.7 million benefit associated with the Tax Cuts and Jobs Act and a $0.6 million credit associated with the effect of adjustments to the budget sequestration rate on the Alternative Minimum Tax. Excluding these two items, the income tax provision was $3.3 million and the effective tax rate was 30.0%.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to the noncontrolling interest of our joint venture with Quintillion Holdings, LLC was $93 thousand and $92 thousand in 2019 and 2018, respectively.

Net Income Attributable to Alaska Communications

Net income attributable to Alaska Communications of $4.9 million in 2019 compares with $9.1 million in 2018. The year over year results reflect the revenue and expense items discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We satisfied our cash requirements for operations, capital expenditures and scheduled debt service under our 2019 Senior Credit Facility in 2019 through internally generated funds and cash on hand. At December 31, 2019, we had $26.7 million in cash and cash equivalents and a $20.0 million undrawn revolving credit facility.

On January 15, 2019, we completed a refinancing transaction. See the discussion under “Liquidity and Capital Resources” below.

A summary of significant sources and use of funds for the years ended December 31, 2019 and 2018 is as follows:

(in thousands)	2019	2018
Net cash provided by operating activities	$58,815	$56,195
Capital expenditures	$(44,764)	$(37,957)
Capitalized interest	$(1,379)	$(2,001)
Change in unsettled capital expenditures	$640	$(227)
Repayments of long-term debt	$(174,040)	$(31,030)
Proceeds from the issuance of long-term debt	$180,000	$14,000
Debt issuance costs	$(2,683)	$-
Cash paid for debt extinguishment	$(1,252)	$-
Interest paid (1)	$12,228	$14,254
Income taxes refunded (paid), net (1)	$5,041	$(3)

(1)	Included in net cash provided by operating activities.

Cash Flows from Operating Activities

Cash provided by operating activities of $58.8 million in 2019 reflects net income excluding non-cash items (defined as cash provided by operating activities excluding changes in operating assets and liabilities) of $46.5 million, $9.1 million of cash receipts associated with deferred revenue lease arrangements and a $3.2 million net decrease in accounts receivable and other assets and liabilities. Cash receipts from the rural health care program were $14.5 million in 2019.

Cash provided by operating activities of $56.2 million in 2018 reflects net income excluding non-cash items of $47.8 million and $9.8 million of cash receipts associated with deferred revenue lease arrangements. These items were partially offset by a $1.4 million net increase in accounts receivable and other assets and liabilities. Cash receipts from the rural health care program were $16.5 million in 2018.

Interest payments, net of cash interest income and including capitalized interest, were $12.2 million and $14.3 million in 2019 and 2018, respectively. Through interest rate swaps entered into on June 28, 2019, interest on approximately 75% of the term loan components of our 2019 Senior Credit Facility at December 31, 2019 was substantially fixed at an annual rate of 6.1735% for the period January 2020 through June 2022.

Cash Flows from Investing Activities

Cash used by investing activities of $45.5 million in 2019 consisted of expenditures on capital (capital expenditures including capitalized interest and net of the change in unsettled capital expenditures) totaling $45.5 million. Of $44.8 million incurred in 2019, $30.1 million was success based versus maintenance.

Cash used by investing activities of $40.2 million in 2018 consisted of expenditures on capital totaling $40.2 million. Of $38.0 million incurred in 2018, $19.9 million was success based versus maintenance.

Our networks require the timely maintenance of plant and infrastructure. Future capital requirements may change due to impacts of regulatory decisions that affect our ability to recover our investments, changes in technology, the effects of competition, changes in our business strategy, the age and condition of certain portions of our current infrastructure, and our decision to pursue specific acquisition and investment opportunities. We intend to fund future capital expenditures with cash on hand, net cash generated from operations and selected borrowings.

Cash Flows from Financing Activities

Cash used by financing activities was $29 thousand in 2019. Proceeds from the issuance of long-term debt of $180.0 million consisted of the Term A Facility of the 2019 Senior Credit Facility. Repayments of long-term debt of $174.0 million consisted primarily of settlement of the 2017 Senior Credit Facility and the principal payments totaling $2.3 million on the 2019 Senior Credit Facility. Debt discount, issuance and extinguishment payments totaling $3.9 million were associated with the refinancing transaction. Payments of $1.8 million were made for the repurchase of the Company’s common shares under the program initiated in the second quarter of 2019.

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

As of December 31, 2019, total long-term obligations outstanding, including current portion, were $180.5 million, consisting of $177.8 million in term loans under our 2019 Senior Credit Facility and $2.7 million in capital lease and other obligations. As of December 31, 2019, we had $26.7 million in cash and access to the full amount of the $20.0 million revolving credit facility under our 2019 Senior Credit Facility. Certain deferred revenue lease arrangements for which cash was received in advance require future investments in capital to support the service to be provided.

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

2019 Senior Credit Facility

On January 15, 2019, we entered into the 2019 Senior Credit Facility, which provided for a reduction in interest rates, extension of principal payment terms, increased borrowing capacity and resetting and widening of key covenant thresholds. The 2019 Senior Credit Facility, consists of an Initial Term A Facility in the amount of $180 million, a Revolving Facility in an amount not to exceed $20 million and a Delayed-Draw Term A Facility in an amount not to exceed $25 million. The 2019 Senior Credit Facility also provides for Incremental Term A Loans up to an aggregate principal amount of the greater of $60 million and trailing twelve month EBITDA, as defined. On January 15, 2019, proceeds from the Initial Term A Facility of $180 million were used to repay in full the outstanding principal balance of the Term A-1 Facility and Term A-2 Facility under the Company’s 2017 Senior Credit Facility totaling $171.8 million, plus accrued and unpaid interest, pay fees and expenses associated with the Agreement and for general corporate purposes.

Principal payments on the Initial Term A Facility, Delayed-Draw A Facility and any amounts outstanding under the Incremental Term A Loans are due commencing in the third quarter of 2019 as follows: the third quarter of 2019 through the second quarter of 2020 – $1,125 per quarter; the third quarter of 2020 through the second quarter of 2022 – $2,250 per quarter; the third quarter of 2022 through the second quarter of 2023 – $3,375 per quarter; and the third quarter of 2023 through the fourth quarter of 2023 – $4,500 per quarter. The remaining outstanding principal balance, including any amounts outstanding under the Revolving Facility, is due on January 15, 2024. This schedule is subject to mandatory prepayments under certain conditions, including the Company’s generation of excess cash flow as defined in the Agreement. As a result of the generation of excess cash flow in 2019, a prepayment of principal in the amount or $2,104 is required in the first quarter of 2020.

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

The actual net total leverage ratio was 2.71 at December 31, 2019.

Fixed Charge Coverage Ratio: The ratio of our (a) Consolidated EBITDA for the applicable period (as defined below) to (b) (i) the sum of, for the same period, consolidated interest expense, capital expenditures (with certain exceptions), long term indebtedness (with certain exceptions) required to be paid, capital lease obligations required to be paid, restricted payments, cash payments for income taxes, (ii) minus, for the same period, specified capital expenditures. The applicable periods for purposes of calculating this ratio are the fiscal quarter ending March 31, 2019; the two consecutive fiscal quarters ending June 30, 2019; the three consecutive fiscal quarters ending September 30, 2019; and the four consecutive fiscal quarters ending December 31, 2019 and thereafter. The minimum fixed charge coverage ratio is 1.10 to 1.00. The actual fixed charge coverage ratio was 1.46 at December 31, 2019.

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

Consolidated EBITDA as defined in the 2019 Senior Credit Facility is not a GAAP measure.

The Initial Term A Facility, Revolving Facility, Delayed-Draw Facility and Incremental Term A Loans bear interest at LIBOR plus 4.5% per annum.

The weighted interest rate on the 2019 Senior Credit Facility was 6.18% at December 31, 2019.

Under the terms of the 2019 Senior Credit Facility, the Company is required to hedge interest payments on a minimum of $90.0 million, or 50%, of the outstanding principal. On June 28, 2019, the Company entered into interest rate swaps in the total notional amount of $135.0 million, effectively fixing the interest payments on 75% of the outstanding principle.

All terms are defined in the Agreement. See the “First Amended and Restated Credit Agreement, dated as of January 15, 2019, by and among Alaska Communications, as the borrower, the Company and certain of its direct and indirect subsidiaries, as guarantors, ING Capital LLC, as administrative agent, and the lenders party thereto,” filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 22, 2019 and incorporated herein by reference.

Other Matters

In the second quarter of 2017, the Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $10,000 of its common stock effective March 13, 2017 through December 31, 2019. Under the program, repurchases could be conducted through open market purchases or through privately-negotiated transactions in accordance with all applicable securities laws and regulations, including through Rule 10b5-1 trading plans. The timing and amount of repurchases was be determined based on the Company’s evaluation of its financial position including liquidity, the trading price of its stock, debt covenant restrictions, general business and market conditions and other factors. The Company used cash on hand to fund share repurchases. Share repurchases are accounted for as treasury stock.

As of December 31, 2019, the Company had repurchased 1 million shares under the program at a weighted average price of $1.81 per share with an aggregate value of $1,812.

The Federal Communications Act requires the FCC to establish a universal service program to ensure that affordable, quality telecommunications services are available to all Americans. We have received universal support in several forms, including support from the Federal Rural Health Care universal service support mechanism, which supports telemedicine and rural health care communications through increased connectivity. This program has been in existence since 1999 and is an important contributor in supporting health care programs in high cost areas of the United States, including Alaska. Following funding caps for the rural health care program in 2017, the FCC announced an increase in the annual program funding cap to $571 million from the prior cap of $400 million. This FCC order also provided for an annual adjustment to the funding cap to reflect inflation and the establishment of a process to carry forward unused funds from past funding years for use in future funding years. As of December 31, 2019, USAC had issued funding commitment letters for all of the Company’s rural health care customer applications for Funding Year 2018 (July 1, 2018 through June 30, 2019). For Funding Year 2019 (July 1, 2019 through June 30, 2020), the FCC had approved the Company’s cost-based rural rates for the majority of its customers. USAC began issuing funding commitment letters for Funding Year 2019 in February 2020. We recorded revenue from the rural health care program of $14.2 million in 2019 and $17.5 million in 2018. Our accounts receivable balance for rural health care customers, net of amounts reserved, was $6.8 million at December 31, 2019 and $8.1 million at December 31, 2018. As a result of USAC’s more rigorous review in recent years of requests for support from the Telecommunications Program, the Company has received inquiries and requests for information from USAC about compliance with service eligibility and rate requirements, both with respect to both current and past funding requests. Due to the geographic remoteness and the limited availability of staff, telemedicine will be a key facilitator of more timely and advanced medical attention across the state of Alaska and the demand for technology-enabled health care delivery will remain strong. We currently believe that the rural health care market will continue to grow in future years and will continue to be an important part of our business. However, as a business matter, we intend to continue factoring any uncertainty into our future planning.

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

OUTLOOK

Operating Results, Liquidity and Capital Resources

We expect to see continued strength in business and wholesale revenues, led by broadband revenue and managed IT services, focused on the larger enterprise and carrier customer segments. These revenue increases are driven by continued demand for broadband as businesses migrate their IT infrastructure to the cloud, deployment of small cell networks, expansion into managed IT services, investments by Federal agencies in long haul broadband infrastructure and continued progress in serving new school districts. Continued state of Alaska budget constraints may negatively impact these growth opportunities. We expect to see solid performance from our carrier and federal customers as well as opportunities in markets enabled by the North Slope networks. Driven by our network investments in fiber fed wifi and fixed wireless, we expect to strengthen our competitive position serving small business and residential customers. Growth in these areas is expected to be somewhat offset by continued pressure in the rural health care program.

Additionally, we are focused on continued implementation of the CAF II program and expect to meet our obligations for 2020.

We also expect continued attention by our Board of Directors on the evaluation of value creating strategic opportunities that address our scale and geographic concentration issues.

On March 9, 2020, the Company’s Board of Directors declared a one-time cash dividend of $0.09 per share of common stock to be paid on June 18, 2020 to shareholders of record as of the close of business on April 20, 2020. The dividend payment is expected to total approximately $5.0 million.

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

Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b.	Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Based on our evaluation using the Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, and its report is included in “Item 8, Financial Statements and Supplementary Data” of the Annual Report on Form 10-K.

c.	Changes in Internal Control over Financial Reporting.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the fourth quarter of 2019 and have concluded that there were no changes to our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated into this Form 10-K by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information on compensation of our directors and executive officers is incorporated into this Form 10-K by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management is incorporated into this Form 10-K by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (2) (excluding securities reflected in column (a))
Equity Compensation Plans	(a)	(b)	(c)

Approved by security holders:
Restricted stock	2,767,781	$-	2,275,917

(1)	Outstanding rights consist of stock units without any exercise price.
(2)

As of December 31, 2019, the number of shares remaining for issuance under equity compensation plans included 2,093,342 shares under the 2011 Plan and 182,575 under the Company’s 2012 Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to such contractual relationships is incorporated into this Form 10-K by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

Information on our audit committee’s pre-approval policy for audit services and information on our principal accounting fees and services is incorporated into this Form 10-K by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders.

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

Exhibit No.	Exhibit	Where Located

2.1**	Stock Purchase Agreement, dated April 1, 2008, by and among the Registrant, Crest Communications Corporation, and the selling stockholders specified therein.	Exhibit 2.1 to Form 8-K (filed April 7, 2008)

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

Exhibit 2.1 to Form 8-K (filed October 2, 2012)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Exhibit 3.1 to Form S-1/A File No. 333-888753 (filed November 17,1999)

3.2	Amended and Restated By-Laws of Alaska Communications Systems Group, Inc, as Amended and Restated as of April 5, 2019.	Exhibit 3.1 to Form 8-K (filed April 9, 2019)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Alaska Communications Systems Group, Inc.	Exhibit 3.1 to Form 8-K (filed January 9, 2018)

4.1	Specimen of Common Stock Certificate.	Exhibit 4.1 to Form S-1/A File No. 333-888753 (filed November 17, 1999)

4.2	Section 382 Tax Benefits Preservation Plan, dated as of January 8, 2018 by and between Alaska Communications Systems Group, Inc. and Computershare Trust Company, N.A., as Rights Agent.	Exhibit 4.1 to Form 8-K (filed January 9, 2018)

4.3

Amendment No. 1, dated as of October 15, 2019, to the Tax Benefits Preservation Plan, dated as of January 8, 2018, by and between Alaska Communications Systems Group, Inc. and Computershare Trust Company, N.A., as Rights Agent.

Exhibit 4.1 to Form 8-K (filed October 18, 2019)

4.4	Certificate of Elimination of the Series A Junior Participating Preferred Stock.	Exhibit 4.2 to Form 8-K (filed October 18, 2019)

10.1*	Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit 10.8 to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.2*	Form of Restricted Stock Agreement between the Registrant and certain participants in the Registrant’s 1999 Stock Incentive Plan.	Exhibit 10.1 to Form 10-Q (filed August 3, 2007)

10.3*	Form of Performance Share Unit Agreement.	Exhibit 99.1 to Form 8-K/A (filed June 12, 2008)

10.4*	Form of Performance Cash Award Agreement	Exhibit 99.1 to Form 8-K (filed September 13, 2018)

10.5*	Form of Time-Based Cash Award Agreement	Exhibit 99.2 to Form 8-K (filed September 13, 2018)

10.6*	Amendment to Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan.	Exhibit 10.5 to Form 10-K (filed March 9, 2010)

10.7*	Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit 10.9 to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.8*	Amendment to Alaska Communications Systems Group, Inc. 1999 Non-Employee Director Compensation Plan.	Exhibit 10.7 to Form 10-K (filed March 9, 2010)

10.9*	Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit 10.10 to Form S-1/A File No. 333-888753 (filed November 17, 1999)

10.10*	Alaska Communications Systems Group, Inc. 2012 Employee Stock Purchase Plan.	Appendix A to Schedule 14A (filed April 25, 2012)

10.11*	Amendment to Alaska Communications Systems Group, Inc. 1999 Employee Stock Purchase Plan.	Exhibit 10.9 to Form 10-K (filed March 9, 2010)

10.12	Collective Bargaining Agreement, effective January 1, 2018, between Alaska Communications Systems Holdings, Inc. and the International Brotherhood of Electrical Workers, Local Union No. 1547.	Exhibit 10.1 to Form 8-K (filed March 5, 2018)

10.13	Confirmations of Convertible Bond Hedges by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.2 to Form 8-K (filed April 14, 2008)

10.14	Confirmations of Warrant Transactions by and between Alaska Communications Systems Group, Inc. and certain affiliates of the Initial Purchasers.	Exhibit 10.3 to Form 8-K (filed April 14, 2008)

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

Exhibit 10.1 to Form 8-K (filed January 22, 2019)

10.16	Purchase Agreement, dated May 4, 2011, by and among the Company, the Guarantors named therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers name therein.	Exhibit 10.1 to Form 8-K (filed May 11, 2011)

10.17*	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan Restricted Stock Unit Agreement.	Exhibit 10.1 to Form 8-K (filed July 8, 2011)

10.18*	Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan Performance Stock Unit Agreement.	Exhibit 10.2 to Form 8-K (filed July 8, 2011)

10.19*	Alaska Communications Systems Group, Inc. Post-Employment Stock Incentive Award Vesting Policy.	Exhibit 10.3 to Form 8-K (filed July 8, 2011)

10.20*	Employment Arrangement between the Company and Leonard Steinberg.	Exhibit 10.1 to Form 8-K (filed January 26, 2012)

10.21*	The Alaska Communications Systems Group, Inc. Amended and Restated 2011 Incentive Award Plan.	Exhibit 99.1 to Form S-8 File No. 333-226124 (Filed July 11, 2018)

10.22	Purchase and Sale Agreement, dated December 4, 2014, by and between ACS, GCI, ACS Wireless, GCI Wireless, and AWN.	Exhibit 10.1 to Form 8-K (filed March 5, 2015)

10.23*	Employment Agreement between Alaska Communications Systems Group, Inc. and Anand Vadapalli entered into on August 5, 2015.	Exhibit 10.1 to Form 8-K (filed August 7, 2015)

10.24*	Employment Arrangement between Alaska Communications Systems Group, Inc. and Laurie Butcher.	Exhibit 10.1 to Form 8-K (filed November 29, 2018)

10.25*	The Alaska Communications Systems Group, Inc. 2016 Officer Severance Policy.	Exhibit 10.2 to Form 8-K (filed November 29, 2018)

10.26*	2015 Alaska Communications Systems Group, Inc. Non-Employee Director Compensation and Reimbursement Policy.	Exhibit 10.1 to Form 10-Q (filed May 9, 2016)

10.27

Credit Agreement, dated as of March 13, 2017, by and among Alaska Communications, as the borrower, the Company and certain of its direct and indirect subsidiaries, as guarantors, ING Capital LLC, as administrative agent, and the lenders party thereto.

Exhibit 10.1 to Form 8-K (filed March 15, 2017)

10.28*	Compensation Letter from Alaska Communications Systems Group, Inc. to Leonard Steinberg dated March 26, 2019.	Exhibit 10.2 to Form 10-Q (filed May 10, 2019)

10.29*	Compensation Letter from Alaska Communications Systems Group, Inc. to Laurie Butcher dated March 26, 2019.	Exhibit 10.3 to Form 10-Q (filed May 10, 2019)

10.30*	Employment Agreement between Alaska Communications Systems Group, Inc. and Diedre L. Williams dated September 20, 2019.	Exhibit 10.1 to Form 8-K (filed September 26, 2019)

10.31*	Employment Agreement between Alaska Communications Systems Group, Inc. and William H. Bishop effective October 14, 2019.	Exhibit 10.1 to Form 8-K (filed October 15, 2019)

10.32*	Compensation Letter between Alaska Communications Systems Group, Inc. and William H. Bishop dated July 5, 2019.	Exhibit 10.1 to Form 8-K (filed July 2, 2019)

10.33*	Separation Agreement and Officer’s Release between Alaska Communications Systems Group, Inc. and Anand Vadapalli dated June 12, 2019.	Exhibit 10.4 to Form 10-Q (filed August 8, 2019)

10.34*	First Amendment to Employment Agreement between Anand Vadapalli and Alaska Communications Systems Group, Inc. entered into on August 5, 2015.	Exhibit 10.1 to Form 8-K (filed October 6, 2017)

10.35*	Second Amendment to Employment Agreement between Anand Vadapalli and Alaska Communications Systems Group, Inc. entered into on August 5, 2015.	Exhibit 10.1 to Form 8-K (filed May 14, 2018)

10.36*	Form of Director’s and Officer’s Indemnification Agreement	Exhibit 10.1 to Form 8-K (filed December 22, 2017)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Moss Adams LLP relating to the audited financial statements of Alaska Communications Systems Group, Inc.	Filed herewith

31.1	Certification of William Bishop, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Laurie Butcher, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of William Bishop, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Laurie Butcher, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date: March 16, 2020     Alaska Communications Systems Group, Inc.

By:	/s/ William Bishop William Bishop President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Bishop William Bishop	President and Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2020

/s/ Laurie Butcher Laurie Butcher	Chief Financial Officer (Principal Financial Officer)	March 16, 2020

/s/ Tiffany Hoogerhyde Tiffany Hoogerhyde	Vice President, Finance and Controller (Principal Accounting Officer)	March 16, 2020

/s/ David W. Karp David W. Karp	Chairman of the Board of Directors	March 16, 2020

/s/ Peter D. Aquino Peter D. Aquino	Director	March 16, 2020

/s/ Wayne Barr, Jr. Wayne Barr, Jr.	Director	March 16, 2020

/s/ Peter D. Ley Peter D. Ley	Director	March 16, 2020

/s/ Brian A. Ross Brian A. Ross	Director	March 16, 2020

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Alaska Communications Systems Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alaska Communications Systems Group, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As disclosed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019.

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

March 16, 2020

We have served as the Company’s auditor since 2016.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Alaska Communications Systems Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Alaska Communications Systems Group, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 16, 2020, expressed an unqualified opinion on those consolidated financial statements (and included an explanatory paragraph relating to a change in method of accounting for leases in 2019).

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

/s/ Moss Adams LLP

Spokane, Washington

March 16, 2020

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Balance Sheets
December 31, 2019 and 2018
(In Thousands, Except Per Share Amounts)

	2019	2018
Assets
Current assets:
Cash and cash equivalents	$26,662	$13,351
Restricted cash	1,631	1,634
Short-term investments	134	134
Accounts receivable, net	34,354	31,472
Materials and supplies	8,900	6,737
Prepayments and other current assets	9,617	12,169
Total current assets	81,298	65,497

Property, plant and equipment	1,424,904	1,390,622
Less: accumulated depreciation and amortization	(1,042,546)	(1,017,442)
Property, plant and equipment, net	382,358	373,180

Deferred income taxes	-	498
Operating lease right of use assets	80,991	-
Other assets	12,598	16,010
Total assets	$557,245	$455,185

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term obligations	$8,906	$2,289
Accounts payable, accrued and other current liabilities	39,108	40,957
Advance billings and customer deposits	3,761	4,024
Operating lease liabilities - current	2,795	-
Total current liabilities	54,570	47,270

Long-term obligations, net of current portion	167,476	168,023
Deferred income taxes	4,403	2,315
Operating lease liabilities - noncurrent	78,767	-
Other long-term liabilities, net of current portion	78,520	67,827
Total liabilities	383,736	285,435
Commitments and contingencies
Alaska Communications stockholders' equity:
Common stock, $0.01 par value; 145,000 authorized; 54,085 issued and 53,085 outstanding at December 31, 2019; 53,268 issued and outstanding at December 31, 2018	541	533
Treasury stock	(1,812)	-
Additional paid in capital	161,844	160,514
Retained earnings	15,367	10,439
Accumulated other comprehensive loss	(3,277)	(2,675)
Total Alaska Communications stockholders' equity	172,663	168,811
Noncontrolling interest	846	939
Total stockholders' equity	173,509	169,750
Total liabilities and stockholders' equity	$557,245	$455,185

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2019 and 2018
(In Thousands, Except Per Share Amounts)

	2019	2018

Operating revenues	$231,694	$232,468

Operating expenses:
Cost of services and sales (excluding depreciation and amortization)	105,615	107,509
Selling, general and administrative	66,718	66,647
Depreciation and amortization	37,276	33,908
Loss on disposal of assets, net	156	125
Total operating expenses	209,765	208,189

Operating income	21,929	24,279

Other income and (expense):
Interest expense	(12,059)	(13,429)
Loss on extinguishment of debt	(2,830)	-
Interest income	385	156
Other	175	23
Total other income and (expense)	(14,329)	(13,250)

Income before income tax expense	7,600	11,029

Income tax expense	(2,765)	(2,041)

Net income	4,835	8,988

Less net loss attributable to noncontrolling interest	(93)	(92)

Net income attributable to Alaska Communications	4,928	9,080

Other comprehensive (loss) income:
Minimum pension liability adjustment	(161)	(557)
Income tax effect	46	158
Amortization of defined benefit plan loss	67	225
Income tax effect	(19)	(64)
Interest rate swap marked to fair value	(40)	387
Income tax effect	11	(112)
Reclassification of gain on interest rate swaps	(706)	(444)
Income tax effect	200	128
Total other comprehensive loss	(602)	(279)

Total comprehensive income attributable to Alaska Communications	4,326	8,801

Net loss attributable to noncontrolling interest	(93)	(92)
Total other comprehensive income attributable to noncontrolling interest	-	-
Total comprehensive loss attributable to noncontrolling interest	(93)	(92)

Total comprehensive income	$4,233	$8,709

Net income per share attributable to Alaska Communications:
Basic	$0.09	$0.17
Diluted	$0.09	$0.17
Weighted average shares outstanding:
Basic	53,379	53,042
Diluted	54,277	53,840

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2019 and 2018
(In Thousands, Except Per Share Amounts)

	2019	2018

Number of Common Shares Issued and Outstanding
Balance at beginning of period	53,268	52,526
Issuance of common stock pursuant to stock plans, $.01 par	817	742
Purchases of common stock, $.01 par	(1,000)	-
Balance at end of period	53,085	53,268

Total Stockholders' Equity - Beginning Balance	$169,750	$154,510

Common Stock
Balance at beginning of period	533	525
Issuance of common stock pursuant to stock plans, $.01 par	8	8
Balance at end of period	541	533

Treasury Stock
Balance at beginning of period	-	-
Purchases of 1,000 shares of common stock, $.01 par	(1,812)	-
Balance at end of period	(1,812)	-

Additional Paid In Capital
Balance at beginning of period	160,514	158,969
Stock-based compensation	1,580	1,757
Surrender of shares to cover minimum withholding taxes on stock-based compensation	(453)	(415)
Issuance of common stock pursuant to stock plans, $.01 par	203	203
Balance at end of period	161,844	160,514

Retained Earnings (Accumulated Deficit)
Balance at beginning of period	10,439	(3,579)
Net income attributable to Alaska Communications	4,928	9,080
Cumulative effect of new accounting principles adopted	-	4,938
Balance at end of period	15,367	10,439

Accumulated Other Comprehensive Loss
Balance at beginning of period	(2,675)	(2,396)
Other comprehensive loss	(602)	(279)
Balance at end of period	(3,277)	(2,675)

Noncontrolling Interest
Balance at beginning of period	939	991
Net loss attributable to noncontrolling interest	(93)	(92)
Contributions from noncontrolling interest	-	40
Balance at end of period	846	939

Total Stockholders' Equity - Ending Balance	$173,509	$169,750

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2019 and 2018
(In Thousands)

	2019	2018
Cash Flows from Operating Activities:
Net income	$4,835	$8,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,276	33,908
Loss on the disposal of assets, net	156	125
Amortization of debt issuance costs and debt discount	1,215	1,353
Loss on extinguishment of debt	2,830	-
Amortization of deferred capacity revenue	(4,655)	(4,098)
Stock-based compensation	1,580	1,757
Deferred income tax expense	2,919	2,767
Charge for uncollectible accounts	257	2,745
Other non-cash expense, net	70	225
Changes in operating assets and liabilities	12,332	8,425
Net cash provided by operating activities	58,815	56,195

Cash Flows from Investing Activities:
Capital expenditures	(44,764)	(37,957)
Capitalized interest	(1,379)	(2,001)
Change in unsettled capital expenditures	640	(227)
Proceeds on sale of assets	25	1
Net cash used by investing activities	(45,478)	(40,184)

Cash Flows from Financing Activities:
Repayments of long-term debt	(174,040)	(31,030)
Proceeds from the issuance of long-term debt	180,000	14,000
Debt issuance costs	(2,683)	-
Cash paid for debt extinguishment	(1,252)	-
Cash proceeds from noncontrolling interest	-	40
Payment of withholding taxes on stock-based compensation	(453)	(415)
Purchases of treasury stock	(1,812)	-
Proceeds from the issuance of common stock	211	211
Net cash used by financing activities	(29)	(17,194)

Change in cash and cash equivalents and restricted cash	13,308	(1,183)
Cash and cash equivalents and restricted cash, beginning of period	14,985	16,168

Cash and cash equivalents and restricted cash, end of period	$28,293	$14,985

Supplemental Cash Flow Data:
Interest paid	$12,228	$14,254
Income taxes (refunded) paid, net	$(5,041)	$3

See Notes to Consolidated Financial Statements

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

The accompanying consolidated financial statements as of and for the years ended December 31, 2019 and 2018 represent the consolidated financial position, results of operations and cash flows of Alaska Communications and the following wholly-owned subsidiaries:

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

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting the financial statements are those related to the realizable value of accounts receivable and long-lived assets, the value of derivative instruments, revenue, deferred capacity revenue, legal contingencies, stock-based compensation, operating leases and income taxes. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes is reasonable under the circumstances. Assumptions are adjusted as facts and circumstances dictate. Volatile capital markets, uncertainty regarding certain regulatory matters, and the continuation of low crude oil pricing have combined to increase the uncertainty in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results may differ significantly from those estimates. Changes in those estimates will be reflected in the financial statements of future periods.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

Cash and Cash Equivalents

For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company generally considers all highly liquid investments with a maturity at acquisition of three months or less to be cash equivalents.

Restricted Cash

Restricted cash of $1,631 at December 31, 2019 consists of certificates of deposits totaling $1,600 required under the terms of certain contracts to which the Company is a party and other restricted cash of $31. When the restrictions are lifted, the Company will transfer these funds into its operating accounts.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company does not have any off-balance sheet credit exposure related to its customers. Allowances for uncollectible receivables are established and incurred during the period. These estimates are derived through an analysis of account aging profiles and a review of historical recovery experience. Receivables are charged off against the allowance when management confirms it is probable amounts will not be collected. Subsequent recoveries, if any, are credited to the allowance. The Company records bad debt expense as a component of “Selling, general and administrative expense” in the Consolidated Statements of Comprehensive Income. See Note 4 “Accounts Receivable” for additional information regarding accounts receivable associated with the Company’s rural health care customers.

Materials and Supplies

Materials and supplies are carried in inventory at the lower of moving average cost or net realizable value. Cash flows related to the sale of inventory are included in operating activities in the Company’s Consolidated Statements of Cash Flows.

Property, Plant and Equipment

Telephone property, plant and equipment are stated at historical cost of construction including certain capitalized overhead and interest charges. Renewals and betterments of telephone plant are capitalized, while repairs and renewals of minor items are charged to cost of services and sales (excluding depreciation and amortization) as incurred. The Company uses a group composite depreciation method in accordance with industry practice. Under this method, telephone plant, with the exception of land and finance leases, retired in the ordinary course of business, less salvage, is charged to accumulated depreciation with no gain or loss recognized. Non-telephone plant is stated at historical cost including certain capitalized overhead and interest charges, and when sold or retired, a gain or loss is recognized. Depreciation of property is provided on the straight-line method over estimated service lives ranging from 5 to 50 years.

The Company is the lessee of equipment and buildings under finance leases expiring in various years through 2033. The assets and liabilities under finance leases are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the assets at the inception of the lease. The assets are amortized over the shorter of their related lease terms or the estimated productive lives. Amortization of assets under finance leases is included in depreciation and amortization expense. The Company is also the lessee of various land, building and personal property under operating lease agreements which are not classified as property, plant and equipment. See Note 11 “Leases” for additional information regarding the Company’s leases.

The Company capitalizes interest charges associated with construction in progress based on a weighted average interest cost calculated on the Company’s outstanding debt.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

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

Indefeasible Rights of Use

Indefeasible rights of use (“IRU”) consist of agreements between the Company and a third party whereby one party grants access to a portion of its fiber network to the other party or receives access to a portion of the fiber network of the other party. The access may consist of individually specified fibers or a specified number of fibers on the network. IRU agreements under which individually specified fibers are provided are accounted for as leases. Certain of the Company’s IRU agreements consist of like kind exchanges for which the value of the access given up is determined to be equal to the value of the access received. Cash may or may not be exchanged depending on the terms of the agreement. For IRU agreements in which an equal amount of cash is received and paid and the transaction is determined to not have commercial substance, revenue and expense is not recognized in connection with the cash exchanged. For IRU agreements that are not like kind exchanges and for which the Company receives or pays cash, revenue and expense are recognized over the term of the agreement.

Variable Interest Entities

The Company’s ownership interest in the AQ-JV is a variable interest entity as defined in Accounting Standards Codification (“ASC”) 810, “Consolidation.” The Company consolidates the financial results of this entity based on its determination that, for accounting purposes, it holds a controlling financial interest in, and is the primary beneficiary of, the entity. The Company has accounted for and reported the interest of this entity’s other owner as a noncontrolling interest. See Note 3 “Joint Venture” for additional information.

Deferred Capacity Revenue

Deferred capacity liabilities are established for usage rights on the Company’s network provided to third parties. They are established at fair value and amortized to revenue on a straight-line basis over the contractual life of the relevant contract.

Preferred Stock

The Company has 5 million shares of $0.01 par value preferred stock authorized, none of which were issued or outstanding at December 31, 2019 and 2018.

On January 8, 2018, the Company’s Board of Directors authorized 145 thousand shares of Series A Junior Participating Preferred Stock in connection with a Section 382 Tax Benefits Preservation Plan which expired on October 17, 2019. In conjunction with the expiration of the plan, the Series A Junior Participating Preferred Stock was eliminated. No shares were issued under the plan.

Leases

The Company accounts for leases in accordance with ASC 842, “Leases” (“ASC 842”). See Note 11 “Leases” for a summary of the Company’s lease accounting policies and other disclosures required under ASC 842.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense totaled $2,829 and $3,074 in 2019 and 2018, respectively, and is included in “Selling, general and administrative expense” in the Company’s Consolidated Statements of Comprehensive Income.

Employee Termination Benefits

In 2019, the Company recorded a charge of $1,715 associated with cash-based termination benefits paid or to be paid to is former Chief Executive Officer who separated from the Company effective June 30, 2019. These benefits consist of special termination benefits as defined in ASC 712, “Compensation – Nonretirement Postemployment Benefits” and include the continuation of salary and certain benefits through December 31, 2019, and the payment of annual cash incentive and long-term cash awards, subject to certain conditions. Payments totaling $1,390 were made in 2019 and the balance will be paid in 2020 and 2021. The effect of the former Chief Executive Officer’s separation on the relevant equity awards were accounted for in accordance with ASC 718, “Compensation – Stock Compensation.” See Note 17 “Stock Incentive Plans.”

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

Employee Stock Purchase Plan (“ESPP”)

The Company makes payroll deductions of from 1% to 15% of compensation from employees who elect to participate in the ESPP. A liability accretes during the 6-month offering period and at the end of the offering period (June 30 and December 31), and the Company issues the shares from the 2012 Employee Stock Purchase Plan (“2012 ESPP”). Compensation expense is recorded based upon the estimated number of shares to be purchased multiplied by the discount rate per share.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, In Thousands Except Per Share Amounts)

Defined Benefit Plan

The ACS Retirement Plan, which is the Company’s sole single-employer defined benefit plan and covers a limited number of employees previously employed by a predecessor to one of our subsidiaries, is frozen. The Company recognizes the under-funded status of this plan as a liability on its balance sheet and recognizes changes in the funded status in the year in which the changes occur. The ACS Retirement Plan’s accumulated benefit obligation is the actuarial present value, as of the Company’s December 31 measurement date, of all benefits attributed by the pension benefit formula. The amount of benefits to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees or survivors and average years of service rendered. It is measured based on assumptions concerning future interest rates and future employee compensation levels. Unrecognized prior service credits and costs and net actuarial gains and losses are recognized as a component of other comprehensive loss, net of tax.

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

Long-lived Asset Impairment

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company will compare the undiscounted cash flows expected to be generated by that asset to its carrying amount. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals. Impairment is displayed under the caption “Operating expenses” in the Company’s Consolidated Statements of Comprehensive Income.

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

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

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

Taxes Collected from Customers and Remitted to Government Authorities

The Company excludes taxes collected from customers and payable to government authorities from revenue. Taxes payable to government authorities are presented as a liability on the Consolidated Balance Sheet.

Derivative Financial Instruments

The Company does not enter into derivative contracts for speculative purposes. The Company recognizes all asset or liability derivatives at fair value. The accounting for changes in fair value is contingent on the intended use of the derivative and its designation as a hedge. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in fair value either offset the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or are recognized in “Other comprehensive income (loss)” until the hedged transaction is recognized in earnings. On the date a derivative contract is entered into, the Company designates the derivative as either a fair value or cash flow hedge. The Company formally assesses, both at the hedge's inception and on an on-going basis, whether the derivatives that are used in hedging transactions are effective in offsetting changes in the fair values or cash flows of hedged items. If the Company determines that a derivative is not effective as a hedge or that it has ceased to be effective, the Company discontinues hedge accounting prospectively. Amounts recorded to accumulated other comprehensive loss from the date of the derivative’s inception to the date of ineffectiveness are amortized to earnings over the remaining term of the hedged item. If the hedged item is settled prior to its originally scheduled date, any remaining accumulated comprehensive loss associated with the derivative instrument is reclassified to earnings. Termination of a derivative instrument prior to its scheduled settlement date may result in charges for termination fees.

Dividend Policy

The Company’s dividend policy is set by the Company’s Board of Directors and is subject to the terms of its credit facilities and the continued current and future performance and liquidity needs of the Company. Dividends on the Company’s common stock are not cumulative to the extent they are declared. As of the date of the financial statements, the Board had not authorized the payment of a dividend since 2012. See Note 21 “Subsequent Events” for information regarding a one-time dividend declared in the first quarter of 2020.

Share Repurchase Program

In the first quarter of 2017, the Company’s Board of Directors authorized a share repurchase program pursuant to which the Company could repurchase up to $10,000 of its common stock effective March 13, 2017 through December 31, 2019. Under the program, repurchases could be conducted through open market purchases or through privately-negotiated transactions in accordance with all applicable securities laws and regulations, including through Rule 10b5-1 trading plans. The timing and amount of repurchases was determined based on the Company’s evaluation of its financial position including liquidity, the trading price of its stock, debt covenant restrictions, general business and market conditions and other factors. The Company used cash on hand to fund share repurchases. Share repurchases are accounted for as treasury stock.

As of December 31, 2019, the Company had repurchased 1 million shares under the program at a weighted average price of $1.81 per share with an aggregate value of $1,812.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

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

As of December 31, 2019, approximately 54% of the Company’s employees are represented by the International Brotherhood of Electrical Workers, Local 1547 (“IBEW”). The Master Collective Bargaining Agreement (“CBA”) between the Company and the IBEW, which is effective through December 31, 2023, governs the terms and conditions of employment for all IBEW represented employees working for the Company in the state of Alaska and has significant economic impacts on the Company as it relates to wage and benefit costs and work rules that affect our ability to provide superior service to our customers. The Company considered relations with the IBEW to be stable in 2019; however, any deterioration in the relationship with the IBEW would have a negative impact on the Company’s operations.

The Company provides voice, broadband and managed IT services to its customers throughout Alaska. Accordingly, the Company’s financial performance is directly influenced by the competitive environment in Alaska, and by economic factors specifically in Alaska. The most significant economic factor is the level of Alaskan oil production and the per barrel price of relevant crude oil. A significant majority of the state’s unrestricted revenue comes from taxes assessed upon the production of this resource, and the price of crude oil impacts the level of investment by resource development companies. The drop in crude oil prices in recent years has resulted in the State of Alaska reducing its spending, which had a dampening impact on the overall state economy. In 2018, oil prices recovered to their highest levels since 2014, but declined marginally in 2019. Employment levels declined in 2016 through 2018 and grew in 2019. Other important factors influencing the Alaskan economy include the level of tourism, government spending, and the movement of United States military personnel. Any further deterioration in these factors, particularly over a sustained period of time, would likely have a negative impact on the Company’s performance.

As an entity that relies on the Federal Communications Commission (“FCC”) and state regulatory agencies to provide stable funding sources to provide services in high cost areas, the Company is also impacted by any changes in regulations or future funding mechanisms that are being established by these regulatory agencies. In 2019, 9% of the Company’s total revenues were derived from high cost support and 6% were derived from the rural health care universal service support mechanism.

The Company considers the vulnerabilities of its network and IT systems to various cyber threats. While the Company has implemented several mitigating policies, technological safeguards and some insurance coverage, it is not possible to prevent every possible threat to its network and IT systems from deliberate cyber related attacks.

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted ASC 842, “Leases” (“ASC 842”) on a modified retrospective basis. Accordingly, information presented for periods prior to 2019 have not been recast. Adoption of ASC 842 resulted in the establishment of right of use (“ROU”) assets and associated liabilities totaling $82,020 representing the Company’s right to use the underlying assets and the present value of the future lease payments over the terms of the Company’s operating leases. The Company elected the package of practical expedients, which among other things, does not require reassessment of lease classification. Adoption of ASC 842 did not have a material effect on the Company’s finance leases and its consolidated statements of Comprehensive Income and Cash Flows. See Note 11 “Leases” for a summary of the Company’s lease accounting policies and other disclosures required under ASC 842.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2017-12, “Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12”) on a prospective basis. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and, for qualifying hedges, requires the entire change in the fair value of the hedging instrument to be presented in the same income statement line as the hedged item. The Company’s hedges, consisting of a pay-fixed, receive-floating interest rate swaps, are fully effective. Therefore, adoption of ASU 2017-12 did not have any impact on the Company’s financial statements. See Note 7 “Fair Value Measurements” for the disclosures required by ASU 2017-12.

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

Accounting Pronouncements Issued Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The amendments in ASU 2016-13, and subsequent amendments, introduce a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective for the Company’s 2023 fiscal year and early adoption is permitted. Adoption on a modified-retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption is required. The Company is evaluating the effect ASU 2016-13 and subsequent updates will have on its financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). The amendments in ASU 2018-13 are intended to improve the effectiveness of fair value measurement disclosures in the notes to the financial statements. The new guidance eliminates the requirement to disclose (i) the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. The new guidance also requires the disclosure of (i) changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. Adoption on a retrospective basis to all periods presented is required. The Company is evaluating ASU 2018-13 and, based on its existing assets and liabilities measured at fair value, does not currently believe that adoption will have a material effect on its financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20), Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). The amendments in ASU 2018-14 are intended to improve the effectiveness of disclosures in the notes to the financial statements about employer-sponsored defined benefit plans. The new guidance eliminates, among other items, the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year. Expanded disclosures required under ASU 2018-14 include an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. ASU 2018-14 is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. Adoption on a retrospective basis to all periods presented is required. The Company is evaluating the effect ASU 2018-14 will have on its disclosures.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. Adoption may be applied on either a retrospective or prospective basis. The Company is evaluating the effect ASU 2018-15 will have on its financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in ASU 2019-12 remove certain exceptions to the general principals of Topic 740 and improve and simplify other areas of Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. Adoption is to be applied on a retrospective, modified-retrospective or prospective basis based on the specific amendment in the update. The Company is evaluating the effect ASU 2019-12 will have on its financial statements and related disclosures and doesn’t currently expect the effect to be material.

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

The Company enters into contracts with its rural health care customers and is subject to various regulatory requirements associated with the provision of these services. Revenues associated with rural health care customers are recognized based on the amount the Company expects to collect as evidenced in its contract with the customer and the Company’s and customer’s agreement with the FCC as the relevant service is provided. Payment for the services is made, in part, by the customer. The Company also receives funding support for these services through the FCC’s rural health care universal service support mechanism. Funding through the FCC represents the predominant portion of the total funding. The amount expected to be collected from the FCC is based on program funding levels and actual or recent historical approval levels of customer applications. As of December 31, 2019, the Universal Service Administrative Company (“USAC”) had issued funding commitment letters for all of the Company’s rural health care customer applications for Funding Year 2018 (July 1, 2018 through June 30, 2019). For Funding Year 2019 (July 1, 2019 through June 30, 2020), the FCC had approved the Company’s cost-based rural rates for the majority of its customers and USAC began issuing funding commitment letters in February 2020.

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

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

High-cost support revenue consists of interstate and intrastate universal support funds and similar revenue streams structured by federal and state regulatory agencies that allow the Company to recover its cost of providing universal service in Alaska. Funding under the FCC Connect America Fund (“CAF”) Phase II order specific to Alaska Communications generally requires the Company to provide broadband service to unserved locations throughout the designated coverage area by the end of a specified build-out period, and meet interim milestone build-out obligations. In addition to federal high cost support, the Company was designated by the State of Alaska as a Carrier of Last Resort (“COLR”) in five of the six study areas. In addition to COLR, the Company receives Carrier Common Line (“CCL”) support. As a COLR the Company is required to provide services essential for retail and carrier-to-carrier telecommunication throughout the applicable coverage area. High-cost support revenue is recognized when cash is received. Effective in 2019, the COLR and CCL funding mechanisms were eliminated and replaced with the Essential Network Support (“ENS”) funding mechanism. Funding levels under ENS are approximately half of those under the prior mechanisms.

The Company collects sales and other similar taxes from its customers on behalf of various governmental authorities and remits these taxes to the appropriate authorities. The collection of such taxes is not recognized as revenue.

Disaggregation of Revenue

The following table provides the Company’s revenue disaggregated on the basis of its primary markets, customers, products and services for the years ended December 31, 2019 and 2018:

	2019			2018
	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue	Accounted for Under ASC 606	Accounted for Under Other Guidance	Total Revenue
Business and Wholesale Revenue
Business broadband	$61,549	$-	$61,549	$60,697	$-	$60,697
Business voice and other	27,394	-	27,394	28,429	-	28,429
Managed IT services	6,494	-	6,494	5,742	-	5,742
Equipment sales and installations	4,698	-	4,698	5,127	-	5,127
Wholesale broadband	36,408	-	36,408	31,931	-	31,931
Wholesale voice and other	5,617	-	5,617	6,000	-	6,000
Operating leases and other deferred revenue	-	8,404	8,404	-	6,668	6,668

Total Business and Wholesale Revenue	142,160	8,404	150,564	137,926	6,668	144,594

Consumer Revenue
Broadband	26,589	-	26,589	26,144	-	26,144
Voice and other	10,431	-	10,431	11,158	-	11,158

Total Consumer Revenue	37,020	-	37,020	37,302	-	37,302

Regulatory Revenue
Access (1)	19,942	-	19,942	23,982	-	23,982
Access (2)	-	4,474	4,474	-	6,896	6,896
High-cost support	-	19,694	19,694	-	19,694	19,694

Total Regulatory Revenue	19,942	24,168	44,110	23,982	26,590	50,572

Total Revenue	$199,122	$32,572	$231,694	$199,210	$33,258	$232,468

(1)	Includes customer ordered service and special access.
(2)	Includes carrier of last resort and carrier common line.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

Business broadband revenue includes revenue associated with rural health care customers. Consumer voice and other revenue includes revenue associated with the FCC’s Lifeline program.

Timing of Revenue Recognition

Revenue accounted for in accordance with ASC 606 consisted of the following for the years ended December 31, 2019 and 2018:

	2019	2018

Services transferred over time	$174,482	$170,101
Goods transferred at a point in time	4,698	5,127
Regulatory access revenue (1)	19,942	23,982

Total revenue	$199,122	$199,210

(1)	Includes customer ordered service and special access.

Transaction Price Allocated to Remaining Performance Obligations

The aggregate amount of the transaction price allocated to the remaining performance obligations for contracts with customers that are unsatisfied, or partially unsatisfied, accounted for in accordance with ASC 606 was approximately $83,915 at December 31, 2019. Revenue will be recognized as the Company satisfies the associated performance obligations. For equipment delivery, installation and configuration, and certain managed IT services, which comprise approximately $1,090 of the total, the performance obligation is currently expected to be satisfied during the next twelve months. For business broadband, voice and other managed IT services, which comprise approximately $82,825 the total, the performance obligation will be satisfied as the service is provided over the terms of the contracts, which range from one to ten years. The Company’s agreements with its consumer customers are typically on a month-to-month basis. Therefore, the Company’s provision of future service to these customers is not reflected in the above discussion of future performance obligations.

Contract Assets and Liabilities

The Company incurs certain incremental costs to obtain contracts that it expects to recover. These costs consist primarily of sales commissions and other directly related incentive compensation payments (reported as contract additions in the table below) which are dependent upon, and paid upon, successfully entering into individual customer contracts. The resulting contract asset is amortized to expense over the relevant contract life consistent with recognition of the associated revenue. In the event a contract with a customer is cancelled or modified, the unamortized portion of the associated contract asset is written off or adjusted as required. Incremental costs of obtaining contracts for which the term is one year or less are expensed as incurred. The Company does not incur material contract fulfillment costs associated with its contracts with customers. The cost of the Company’s network and related equipment, and enhancements to the network required under customer contracts, is accounted for in accordance with ASC 360, “Property, Plant and Equipment.” As described above, customer premise equipment constitutes a separate performance obligation under the contract and is sold to the customer. Modems are sold to the customer upon installation and are accounted for in accordance with ASC 330, “Inventory.”

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

The table below provides a reconciliation of the contract assets associated with contracts with customers accounted for in accordance with ASC 606 for the years ended December 31, 2019 and 2018. Contract modifications and cancellations did not have a material effect on contract assets in the years ended December 31, 2019 and 2018. Contract assets are classified as “Other assets” on the consolidated balance sheet.

	2019	2018

Balance at beginning of period	$8,052	$6,898
Contract additions	3,070	4,881
Amortization	(3,797)	(3,727)
Impairments	(83)	-
Balance at end of period	$7,242	$8,052

The Company recorded a charge for uncollectible accounts receivable of $258 and $2,745 in the years ended December 31, 2019 and 2018, respectively, associated with its contracts with customers. See Note 4 “Accounts Receivable.”

The table below provides a reconciliation of the contract liabilities associated with contracts with customers accounted for in accordance with ASC 606 for the years ended December 31, 2019 and 2018. Contract liabilities consist of deferred revenue and are included in “Accounts payable, accrued and other current liabilities” and “Other long-term liabilities, net of current portion.”

	2019	2018

Balance at beginning of period	$2,766	$1,150
Contract additions	2,575	2,407
Revenue recognized	(1,438)	(791)
Balance at end of period	$3,903	$2,766

3.	JOINT VENTURE

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

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

The table below provides certain financial information about the joint venture included on the Company’s consolidated balance sheet at December 31, 2019 and 2018. Cash may be utilized only to settle obligations of the joint venture. Because the joint venture is an LLC, and the Company has not guaranteed its operations, the joint venture’s creditors do not have recourse to the general credit of the Company.

	2019	2018
Cash	$270	$270
Property, plant and equipment, net of accumulated depreciation of $408 and $309	$1,733	$1,832

The operating results and cash flows of the joint venture in the years 2019 and 2018 were not material to the Company’s consolidated financial results.

4.	ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following at December 31, 2019 and 2018:

	2019	2018
Retail customers	$22,101	$21,732
Wholesale carriers	13,157	9,315
Other	3,723	4,361
	38,981	35,408
Less: allowance for doubtful accounts	(4,627)	(3,936)
Accounts receivable, net	$34,354	$31,472

The following table presents the activity in the allowance for doubtful accounts for the years ended December 31, 2019 and 2018, which is associated entirely with the Company’s contracts with customers.

	2019	2018
Balance at January 1	$3,936	$2,729
Provision for uncollectible accounts	257	2,745
Charged to other accounts	1,253	(921)
Deductions	(819)	(617)
Balance at December 31	$4,627	$3,936

As of December 31, 2019, USAC had issued funding commitment letters for all of the Company’s rural health care customer applications for Funding Year 2018 (July 1, 2018 through June 30, 2019). For Funding Year 2019 (July 1, 2019 through June 30, 2020), the FCC had approved the Company’s cost-based rural rates for the majority of its customers and USAC began issuing funding commitment letters in February 2020. Accounts receivable, net, associated with rural health care customers was $6,827 and $8,122 at December 31, 2019 and 2018, respectively. Rural health care accounts are a component of the Retail Customers category in the above table. See Note 2 “Revenue Recognition” for additional information.

5.	OTHER CURRENT ASSETS

Prepayments and other current assets consist of the following at December 31, 2019 and 2018:

	2019	2018
Income tax receivable (1)	$2,510	$5,087
Prepaid expense	3,528	3,878
Other	3,579	3,204
Total prepayments and other current assets	$9,617	$12,169

(1) See Note 16 “Income Taxes.”

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

6.	CURRENT LIABILITIES

Accounts payable, accrued and other current liabilities consist of the following at December 31, 2019 and 2018:

	2019	2018
Accounts payable - trade	$14,918	$14,627
Accrued payroll, benefits, and related liabilities	12,193	13,473
Deferred capacity and other revenue	7,311	6,095
Other	4,686	6,762
Total accounts payable, accrued and other current liabilities	$39,108	$40,957

Advance billings and customer deposits consist of the following at December 31, 2019 and 2018:

	2019	2018
Advance billings	$3,730	$3,992
Customer deposits	31	32
Total advance billings and customer deposits	$3,761	$4,024

7.	FAIR VALUE MEASUREMENTS

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

The fair values of cash equivalents, restricted cash, other short-term monetary assets and liabilities and finance leases approximate carrying values due to their nature. The carrying values of the Company’s senior credit facilities and other long-term obligations of $178,245 and $172,494 at December 31, 2019 and 2018, respectively, approximate fair value primarily as a result of the stated interest rates of the 2019 Senior Credit Facility and 2017 Senior Credit Facility approximating current market rates (Level 2).

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2019 and 2018 at each hierarchical level. There were no transfers into or out of Levels 1 and 2 during 2019.

	December 31, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Other assets:
Interest rate swaps	$-	$-	$-	$-	$458	$-	$458	$-
Liabilities:
Other long-term liabilities:
Interest rate swaps	$288	$-	$288	$-	$-	$-	$-	$-

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

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

Under the terms of the 2019 Senior Credit Facility, the Company is required to enter into or obtain an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings under the agreement of a minimum of $90,000 with a weighted average life of at least two years. In 2017, as required under the terms of its 2017 Senior Credit Facility, the Company entered into a pay-fixed, receive-floating interest rate swap in the notional amount of $90,000, with an interest rate of 6.49425%, inclusive of a 5.0% LIBOR spread, and a maturity date of June 28, 2019. Upon repayment of the outstanding principal balance of the 2017 Senior Credit Facility on January 15, 2019, this swap was assigned to the 2019 Senior Credit Facility through its maturity date of June 28, 2019. On June 28, 2019, the Company entered into two pay-fixed, receive-floating, interest rate swaps. Each swap was in the initial notional amount of $67,500, has an interest rate of 6.1735% inclusive of a 4.5% LIBOR spread, and a maturity date of June 30, 2022. The swaps are with different counter parties. Changes in fair value of interest rate swaps are recorded to accumulated other comprehensive loss and reclassified to interest expense when the hedged transaction is recognized in earnings. Cash payments and receipts associated with interest rate swaps are classified as cash flows from operating activities, consistent with the hedged interest payments. See Note 10 “Long-Term Obligations” and Note 13 “Accumulated Other Comprehensive Loss.”

The following table presents the notional amount, fair value and balance sheet classification of the Company’s derivative financial instruments designated as cash flow hedges as of December 31, 2019 and 2018. The fair values of both interest rate swaps were liabilities at December 31, 2019 and were hedges of the same interest rate risk.

		Notional	Fair
	Balance Sheet Location	Amount	Value
At December 31, 2019:
Interest rate swaps	Other long-term liabilities	$133,313	$288
At December 31, 2018:
Interest rate swaps	Other assets	$90,000	$458

The following table presents gains and losses before income taxes on the Company’s interest rate swaps designated as cash flow hedges for the years ending December 31, 2019 and 2018.

	2019	2018

(Loss) gain recognized in accumulated other comprehensive loss	$(40)	$387
Gain reclassified from accumulated other comprehensive loss	$706	$444

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents a reconciliation of the carrying value of the Company’s interest rate swaps at December 31, 2019 and 2018:

	2019	2018
Asset at January 1	$458	$515
Reclassified from other assets and other long-term liabilities to accumulated other comprehensive loss	(40)	387
Change in fair value credited to interest expense	(706)	(444)
(Liability) asset at December 31	$(288)	$458

The following table presents the effect of cash flow hedge accounting on the Company’s Statements of Comprehensive Income for the years ended December 31, 2019 and 2018:

	2019	2018
Recorded as Interest Expense:
Hedged interest payments	$(7,698)	$(6,370)
Gain on interest rate swaps	706	444

Fair Value Measurements on a Non-Recurring Basis

Deferred Capacity Revenue

The Company entered into an agreement to provide wholesale services to another carrier on February 2, 2015. A national valuation firm was engaged to assist management in the determination of the fair value of the obligation which was determined to be $41,287 at February 2, 2015. The obligation is amortized to revenue on a straight-line basis over the contract lives of 10 to 30 years. The total carrying value of the service obligation was $31,113 and $33,184 at December 31, 2019 and 2018, respectively, and is included in “Other long-term liabilities, net of current portion” and “Accounts payable, accrued and other current liabilities” on the Consolidated Balance Sheet.

Other Items

The Company entered into agreements in connection with the acquisition of the fiber optic network on the North Slope of Alaska and the establishment of the joint venture with QHL. These transactions included the exchange of certain assets and liabilities, all of which were established at fair value on the date of the transactions.

The fair value of the IRU assets and obligations were $2,304 and $4,153, respectively, at the measurement date of April 2, 2015. IRU assets are included in “Property, plant and equipment” and IRU obligations are included in “Accounts payable, accrued and other current liabilities” and “Other long-term obligations” on the Consolidated Balance Sheet. The carrying value of these items at December 31, 2019 and 2018 was as follows:

	2019	2018
IRU Assets	$1,964	$2,041
IRU Obligations	3,441	3,594

No impairment of long-lived assets was recognized during 2019 and 2018.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, 2019 and 2018:

	2019	2018	Useful Lives
Land, buildings and support assets*	$204,834	$197,381	5	-	42
Central office switching and transmission	396,565	387,008	5	-	12
Outside plant, cable and wire facilities	765,640	750,492	10	-	50
Other	25,423	17,126		5
Construction work in progress	32,442	38,615
	1,424,904	1,390,622
Less: accumulated depreciation and amortization	(1,042,546)	(1,017,442)
Property, plant and equipment, net	$382,358	$373,180

* Depreciation charges are not recorded for land.

Capitalized interest associated with construction in progress for the years ended December 31, 2019 and 2018 was $1,379 and $2,001, respectively. The capitalization rate used was based on a weighted average of the Company’s long-term debt outstanding, and for the years ended December 31, 2019 and 2018 was 6.47% and 7.29%, respectively.

The above table includes property, plant and equipment held under finance leases. The Company also leases various land, buildings, right-of-ways and personal property under operating lease arrangements. See Note 11 “Leases” for additional information.

9.	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligation is included in “Other long-term liabilities, net of current portion” on the Consolidated Balance Sheet and represents the estimated obligation related to the removal and disposal of certain property and equipment in both leased and owned properties.

The following table provides the changes in the asset retirement obligation:

	2019	2018
Balance at January 1	$5,024	$4,088
Asset retirement obligation	85	805
Accretion expense	243	214
Settlement of obligations	(179)	(83)
Balance at December 31	$5,173	$5,024

10.	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31, 2019 and 2018:

	2019	2018
2019 senior secured credit facility due 2024	$177,750	$-
Debt discount	(2,234)	-
Debt issuance costs	(1,863)	-
2017 senior secured credit facility due 2023	-	171,750
Debt discount	-	(2,024)
Debt issuance costs	-	(2,182)
Finance leases and other long-term obligations	2,729	2,768
Total debt	176,382	170,312
Less current portion	(8,906)	(2,289)
Long-term obligations, net of current portion	$167,476	$168,023

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

2020	$8,906
2021	9,067
2022	11,333
2023	15,851
2024	135,122
Thereafter	200
Total maturities	$180,479

2019 Senior Credit Facility

On January 15, 2019, the Company entered into an amended and restated credit facility consisting of an Initial Term A Facility in the amount of $180,000, a Revolving Facility in an amount not to exceed $20,000 and a Delayed-Draw Term A Facility in an amount not to exceed $25,000 (together the “2019 Senior Credit Facility” or “Agreement”). The Agreement also provides for Incremental Term A Loans up to an aggregate principal amount of the greater of $60,000 and trailing twelve month EBITDA, as defined in the Agreement. On January 15, 2019, proceeds from the Initial Term A Facility of $178,335, net of discounts of $1,665, were used to repay in full the outstanding principal balance of the Term A-1 Facility and Term A-2 Facility under the Company’s 2017 Senior Credit Facility of $112,500 and $59,250, respectively, pay accrued and unpaid interest of $590, and pay fees and expenses associated with the transaction totaling $2,270. The 2017 Senior Credit Facility was terminated on January 15, 2019. Discounts, debt issuance costs and fees associated with the 2019 Senior Credit Facility totaling $2,683 were deferred and will be charged to interest expense over the term of the agreement.

Amounts outstanding under the Initial Term A Facility, Revolving Facility, Delayed-Draw Facility and Incremental Term A Loans bear interest at LIBOR plus 4.5% per annum. The Company may, at its discretion and subject to certain limitations as defined in the Agreement, select an alternate base rate at a margin that is 1.0% lower than the counterpart LIBOR margin.

Principal payments on the Initial Term A Facility, Delayed-Draw A Facility and any amounts outstanding under the Incremental Term A Loans are due commencing in the third quarter of 2019 as follows: the third quarter of 2019 through the second quarter of 2020 – $1,125 per quarter; the third quarter of 2020 through the second quarter of 2022 – $2,250 per quarter; the third quarter of 2022 through the second quarter of 2023 – $3,375 per quarter; and the third quarter of 2023 through the fourth quarter of 2023 – $4,500 per quarter. The remaining outstanding principal balance, including any amounts outstanding under the Revolving Facility, is due on January 15, 2024. This schedule is subject to mandatory prepayments under certain conditions, including the Company’s generation of excess cash flow as defined in the Agreement. As a result of the generation of excess cash flow in 2019, a prepayment of principal in the amount of $2,104 is required in the first quarter of 2020.

There were no amounts outstanding under the Revolving Facility, Delayed-Draw Term A Facility and Incremental Term A Loans at December 31, 2019.

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

Under the terms of the 2019 Senior Credit Facility, the Company is required to enter into or obtain an interest rate hedge sufficient to effectively fix or limit the interest rate on borrowings under the agreement of a minimum of $90,000 with a weighted average life of at least two years. Upon repayment of the outstanding principal balance of the 2017 Senior Credit Facility on January 15, 2019, the pay-fixed, receive-floating interest rate swap in the notional amount of $90,000, with an interest rate of 6.49425%, inclusive of a 5.0% LIBOR spread, and a maturity date of June 28, 2019 was assigned to the 2019 Senior Credit Facility. On June 28, 2019, the Company entered into two pay-fixed, receive-floating, interest rate swaps. Each swap was in the initial notional amount of $67,500, has an interest rate of 6.1735% inclusive of a 4.5% LIBOR spread, and a maturity date of June 30, 2022. The swaps are with different counter parties.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

The following table details the interest components of the 6.25% Notes contained in the Company’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2018:

2018
Coupon interest expense	$208
Amortization of the debt discount	18
Total included in interest expense	$226

Finance Leases and Other Long-term Obligations

The Company is a lessee under various finance leases and other financing agreements totaling $2,729 and $2,768 at December 31, 2019 and 2018, respectively, and with maturities through 2033. See Note 11 “Leases” for additional information.

Debt Issuance Costs

Debt issuance costs totaling $2,356 associated with the 2019 Senior Credit Facility were deferred and will be amortized to interest expense over the term of the agreement. Amortization of debt issuance costs were $1,338 and $691 in the years ended December 31, 2019 and 2018, respectively, including $817 and zero classified as loss on extinguishment of debt in 2019 and 2018, respectively.

Debt Discounts

Accretion of debt discounts charged to interest expense or loss on extinguishment of debt in 2019 and 2018, totaled $1,455 and $662, respectively, including $761 and zero classified as loss on extinguishment of debt in 2019 and 2018, respectively.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

11.	LEASES

The Company adopted the provisions of ASC 842 effective in the first quarter of 2019 on a modified retrospective basis. See Note 1 “Summary of Significant Accounting Policies” for a summary of the effect of initial adoption on the Company’s consolidated financial statements.

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

Lease Agreements Under Which the Company is the Lessee

The Company enters into agreements for land, land easements, access rights, IRUs, co-located data centers, buildings, equipment, pole attachments and personal property. These assets are utilized in the provision of broadband and telecommunications services to the Company’s customers. An agreement is determined to be a lease if it conveys to the Company the right to control the use of an identified asset for a period of time in exchange for consideration. Control is defined as the Company having both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset. This determination is made at contract inception. Operating leases are included in operating lease right of use assets and current and noncurrent operating lease liabilities on the consolidated balance sheet. Finance leases are included in property, plant and equipment and current portion of long-term obligations and long-term obligations on the consolidated balance sheet.

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

Certain leases include a provision for early termination, typically in return for an agreed amount of consideration. The terms of these provisions vary by contract. Upon the exercise of an early termination option, the ROU asset and associated liability are remeasured to reflect the present value of the revised cash flows. Early terminations recorded in the year ended December 31, 2019 were not material.

The Company’s operating and finance lease agreements do not include residual value guarantees, embedded leases or impose material restrictions or covenants on the Company’s operations. It has no lease arrangements with related parties. The Company has subleases associated with certain leased assets. Such arrangements are not material.

The Company entered into additional operating lease commitments that had not yet commenced as of December 31, 2019 with a present value totaling approximately $464. These leases are primarily associated with the Company’s CAF Phase II services, are expected to commence in 2020, and have terms of 7 to 25 years.

The discount rate applied to determine the present value of the future lease payments is based on the Company’s incremental borrowing rate which is derived from recent secured borrowing arrangements entered into by the Company and publicly available information for instruments with similar terms.

Short-term and variable lease cost recorded during the year ended December 31, 2019 were not material.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

The Company did not enter into any sale and leaseback transactions during the year ended December 31, 2019.

The following tables provide certain quantitative information about the Company’s lease agreements under which it is the lessee as of and for the year ended December 31, 2019. The maturities of lease liabilities are presented in twelve-month increments beginning January 1, 2020.

Year Ended
December 31, 2019
Lease Cost

Finance lease cost:
Amortization of right of use assets	$188
Interest on lease liabilities	270
Operating lease costs	7,865
Total lease cost	$8,323

At December 31, 2019
Balance Sheet Information

Operating leases:
Right of use assets	$80,991

Liabilities - current	$2,795
Liabilities - noncurrent	78,767
Total liabilities	$81,562

Finance leases:
Property, plant and equipment	$5,800
Accumulated depreciation and amortization	(3,699)
Property, plant and equipment, net	$2,101

Current portion of long-term obligations	$53
Long-term obligations, net of current portion	2,676
Total finance lease liabilities	$2,729

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

	At December 31, 2019
	Operating	Financing
	Leases	Leases
Maturities of Lease Liabilities

Year 1	$7,284	$318
Year 2	7,529	327
Year 3	7,433	336
Year 4	7,122	345
Year 5	6,934	355
Thereafter	159,455	3,472
Total lease payments	195,757	5,153
Less imputed interest	(115,093)	(2,424)
Total present value of lease obligations	80,664	2,729
Present value of current obligations	(1,897)	(53)
Present value of long-term obligations	$78,767	$2,676

Year Ended
December 31, 2019
Other Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$270
Operating cash flows from operating leases	7,293
Financing cash flows from finance leases	39
Right of use assets obtained in exchange for new operating lease liabilities	828
Weighted-average remaining lease term (in years):
Finance leases	14
Operating leases	29
Weighted-average discount rate:
Finance leases	9.8%
Operating leases	6.9%

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

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

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

Certain leases include a provision for early termination, typically in return for an agreed amount of consideration. The terms of these provisions vary by contract. Upon the exercise of an early termination option, any deferred rent receivable, deferred income and unamortized initial direct costs are written off. The underlying asset is assessed for impairment giving consideration to the Company’s ability to utilize the asset in its business. There were no early terminations recorded in the year ended December 31, 2019.

The Company does not have material sublease arrangements as the lessor or lease arrangements with related parties.

The Company did not have sales-type leases or direct finance leases as of December 31, 2019.

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

The following tables provide certain quantitative information about the Company’s operating lease agreements under which it is the lessor as of and for the year ended December 31, 2019. Lease income is classified as revenue on the Statement of Comprehensive Income. The carrying value of the underlying leased assets is not material.

Year Ended
December 31, 2019
Lease Income

Total lease income	$3,646

At December 31, 2019
Maturities of Future Undiscounted Lease Payments

Year 1	$1,469
Year 2	1,209
Year 3	478
Year 4	447
Year 5	427
Thereafter	2,741
Total future undiscounted lease payments	$6,771

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

12.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following at December 31, 2019 and 2018:

	2019	2018
Deferred GCI capacity revenue, net of current portion	$29,036	$31,113
Other deferred IRU capacity revenue, net of current portion	34,440	25,732
Other deferred revenue, net of current portion	4,825	2,113
Other	10,219	8,869
Total other long-term liabilities	$78,520	$67,827

Amortization of deferred revenue included in the Consolidated Statements of Comprehensive Income was $8,440 and $7,407 in the years ended December 31,2019 and 2018, respectively.

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the activity in accumulated other comprehensive loss for the years ended December 31, 2019 and 2018:

	Defined
	Benefit
	Pension	Interest
	Plans	Rate Swaps	Total
Balance at December 31, 2017	$(2,765)	$369	$(2,396)
Other comprehensive (loss) income before reclassifications	(399)	275	(124)
Reclassifications from accumulated comprehensive loss to net income	161	(316)	(155)
Net other comprehensive loss	(238)	(41)	(279)
Reclassifications from accumulated comprehensive loss to retained earnings	-	-	-
Balance at December 31, 2018	(3,003)	328	(2,675)
Other comprehensive loss before reclassifications	(115)	(29)	(144)
Reclassifications from accumulated comprehensive loss to net income	48	(506)	(458)
Net other comprehensive loss	(67)	(535)	(602)
Reclassifications from accumulated comprehensive loss to retained earnings	-	-	-
Balance at December 31, 2019	$(3,070)	$(207)	$(3,277)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

The following table summarizes the reclassifications from accumulated other comprehensive loss to net income for the years ended December 31, 2019 and 2018, respectively:

	2019	2018
Amortization of defined benefit plan pension items: (1)
Amortization of loss (2)	$67	$225
Income tax effect	(19)	(64)
After tax	48	161

Amortization of gain on interest rate swap: (3)
Reclassification to interest expense	(706)	(444)
Income tax effect	200	128
After tax	(506)	(316)
Total reclassifications net of income tax	$(458)	$(155)

(1) See Note 14 “Retirement Plans” for additional information regarding the Company’s pension plans.

(2) Included in “Other income (expense), net” on the Company’s Consolidated Statements of Comprehensive Income.

(3) See Note 7 “Fair Value Measurements” for additional information regarding the Company’s interest rate swaps.

Amounts reclassified to net income from our defined benefit pension plan and interest rate swaps have been presented within “Other income (expense), net” and “Interest expense,” respectively, in the Statements of Comprehensive Income. The estimated amount to be reclassified from accumulated other comprehensive loss as an increase in interest expense within the next twelve months is $71.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

The following table provides additional information about the AEPF multi-employer pension plan.

Plan name	Alaska Electrical Pension Plan
Employer Identification Number	92-6005171
Pension plan number	001
Pension Protection Act zone status at the plan's year-end:
December 31, 2019	Green
December 31, 2018	Green
Plan subject to funding improvement plan	No
Plan subject to rehabilitation plan	No
Employer subject to contribution surcharge	No
Greater than 5%
of Total
Contributions
Company contributions to the plan for the year ended:		to the Plan
December 31, 2019	$6,588	Yes
December 31, 2018	$6,492	Yes

Name and expiration date of collective bargaining agreements requiring contributions to the plan:

Collective Bargaining Agreement Between Alaska Communications Systems and Local Union 1547 IBEW	December 31, 2023

Outside Agreement Alaska Electrical Construction between Local Union 1547 IBEW and Alaska Chapter National Electrical Contractors Association Inc.	June 30, 2022

Inside Agreement Alaska Electrical Construction between Local Union 1547 IBEW and Alaska Chapter National Electrical Contractors Association Inc.	October 31, 2022

The Company cannot accurately project any change in the plan status in future years given the uncertainty of economic conditions or the effect of actuarial valuations versus actual performance in the market. Minimum required future contributions to the AEPF are subject to the number of employees in each classification and/or base compensation of employees in future years.

Defined Contribution Plan

The Company provides a 401(k) retirement savings plan covering substantially all of its employees. The plan allows for discretionary contributions as determined by the Board of Directors, subject to Internal Revenue Code limitations. The Company made a $288 and $209 matching contribution in 2019 and 2018, respectively.

Defined Benefit Plan

The Company has a separate defined benefit plan that covers certain employees previously employed by Century Telephone Enterprise, Inc. ("CenturyTel Plan"). This plan was transferred to the Company in connection with the acquisition of CenturyTel, Inc.’s Alaska properties, whereby assets and liabilities of the CenturyTel Plan were transferred to the ACS Retirement Plan (“Plan”) on September 1, 1999. Accrued benefits under the Plan were determined in accordance with the provisions of the CenturyTel Plan and upon completion of the transfer, covered employees ceased to accrue benefits under the CenturyTel Plan. On November 1, 2000, the Plan was amended to conform early retirement reduction factors and various other terms to those provided by the AEPF. The Company uses the traditional unit credit method for the determination of pension cost for financial reporting and funding purposes and complies with the funding requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company uses a December 31 measurement date for the Plan. The Plan is not adequately funded under ERISA at December 31, 2019. The Company contributed $81 to the Plan in 2019 and $192 in 2018. The Company plans to contribute approximately $889 to the Plan in 2020 and management is also estimating what additional contributions the Company may be required to make in subsequent years in the event the value of the Plan’s assets remain volatile or decline.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

The following is a calculation of the funded status of the ACS Retirement Plan using beginning and ending balances for 2019 and 2018 for the projected benefit obligation and the plan assets:

	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$14,499	$15,798
Interest cost	604	566
Actuarial loss (gain)	1,221	(872)
Benefits paid	(1,166)	(993)
Benefit obligation at end of year	15,158	14,499

Change in plan assets:
Fair value of plan assets at beginning of year	10,871	12,534
Actual return (loss) on plan assets	1,662	(863)
Employer contribution	81	192
Benefits paid	(1,166)	(992)
Fair value of plan assets at end of year	11,448	10,871

Funded status	$(3,710)	$(3,628)

The Plan’s projected benefit obligation equals its accumulated benefit obligation. The 2019 and 2018 liability balance of $3,710 and $3,628 respectively, is recorded on the Consolidated Balance Sheets in “Other long-term liabilities.”

In the third quarter of 2019, the Company concluded that almost all participants in the Plan are inactive through either retirement or termination. In accordance with ASC 715, “Compensation – Retirement Benefits,” the amortization period for certain costs associated with the Plan was changed from the expected future working lifetime of current active employees covered by the Plan to the expected future lifetime of inactive participants. This change was applied effective January 1, 2019. The amortization of loss in the table below reflects a $352 credit recorded in the third quarter of 2019 for the cumulative effect of the change.

Net periodic pension expense is reported as a component of “Other income (expense), net” in the Statement of Comprehensive Income. The following table presents the net periodic pension expense for the Plan for 2019 and 2018:

	2019	2018
Interest cost	$604	$566
Expected return on plan assets	(678)	(792)
Amortization of loss	141	451
Net periodic pension expense	$67	$225

In 2020, the Company expects amortization of net losses of $143.

	2019	2018
Loss recognized as a component of accumulated other comprehensive loss:	$4,289	$4,191

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

The assumptions used to account for the Plan as of December 31, 2019 and 2018 are as follows:

	2019	2018
Discount rate for benefit obligation	3.20%	4.30%
Discount rate for pension expense	4.30%	3.70%
Expected long-term rate of return on assets	6.53%	6.53%
Rate of compensation increase	0.00%	0.00%

The discount rate for December 31, 2019 and 2018 was calculated using a proprietary yield curve based on above median AA rated corporate bonds. The expected long-term rate-of-return on assets rate is the best estimate of future expected return for the asset pool, given the expected returns and allocation targets for the various classes of assets.

Based on risk and return history for capital markets along with asset allocation risk and return projections, the following asset allocation guidelines were developed for the Plan:

Asset Category	Minimum	Maximum
Equity securities	50%	80%
Fixed income	20%	50%
Cash equivalents	0%	5%

The Plan's asset allocations at December 31, 2019 and 2018 by asset category are as follows:

Asset Category	2019	2018
Equity securities*	66%	64%
Debt securities*	33%	35%
Other/Cash	1%	1%

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

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

The following table presents major categories of plan assets as of December 31, 2019, and inputs and valuation techniques used to measure the fair value of plan assets regarding the ACS Retirement Plan:

	Fair Value Measurement at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	Level 1	Level 2	Level 3
Money market/cash	$38	$-	$38	$-
Equity securities (Investment Funds)*
International growth	2,215	2,215	-	-
U.S. small cap	1,341	1,341	-	-
U.S. medium cap	692	692	-	-
U.S. large cap	3,338	3,338	-	-
Debt securities (Investment Funds)*
Certificate of deposits	2,411	2,411	-	-
Fixed income	1,400	-	1,400	-

Total fair value	$11,435	$9,997	$1,438	$-

*May include mutual funds comprised of both stocks and bonds.

The benefits expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter are as follows:

2020	$1,091
2021	$1,095
2022	$1,082
2023	$1,071
2024	$1,056
2025-2029	$4,945

Post-retirement Health Benefit Plan

The Company has a separate executive post-retirement health benefit plan. On December 31, 2019, the plan was underfunded by $381 and held no assets. The net periodic post-retirement cost for 2019 and 2018 was $26 and $22, respectively.

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

The Company’s 6.25% Notes were convertible by the holder beginning February 1, 2018 at an initial conversion rate of 97.2668 shares of common stock per one thousand dollars principal amount of the 6.25% Notes. This is equivalent to an initial conversion price of approximately $10.28 per share of common stock. Given that the Company’s current share price was well below $10.28, the Company did not anticipate that there would be a conversion of the 6.25% Notes into equity and determined that it had the intent and ability to settle the principal and interest payments on its 6.25% Notes in cash. The Company settled the Tender Offer to purchase it’s outstanding 6.25% Notes for cash on April 17, 2017. On May 1, 2018, the Company repurchased the outstanding balance of the 6.25% Notes. See Note 10 “Long-Term Obligations.” Accordingly, 321 shares related to the 6.25% Notes were excluded from the calculation of diluted earnings per share for the year ended December 31, 2018.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2019 and 2018:

	2019	2018
Net income attributable to Alaska Communications	$4,928	$9,080
Tax-effected interest expense attributable to convertible notes	NA	NA
Net income attributable to Alaska Communications assuming dilution	$4,928	$9,080

Weighted average common shares outstanding:
Basic shares	53,379	53,042
Effect of stock-based compensation	898	798
Effect of 6.25% convertible notes	NA	NA
Diluted shares	54,277	53,840

Income per share attributable to Alaska Communications:
Basic	$0.09	$0.17
Diluted	$0.09	$0.17

16.	INCOME TAXES

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

Consolidated income before income tax was as follows:

	2019	2018
Income before income tax	$7,600	$11,029

The income tax provision for the years ended December 31, 2019 and 2018 was comprised of the following:

	2019	2018
Current:
Federal income tax	$-	$(732)
State income tax	(60)	6
Total current benefit	(60)	(726)
Deferred:
Federal, excluding operating loss carry forwards	(175)	(1,123)
State, excluding operating loss carry forwards	(86)	(31)
Change in valuation allowance	(20)	(42)
Tax benefit of operating loss carry forwards:
Federal	2,329	2,771
State	777	1,192
Total deferred expense	2,825	2,767
Total income tax expense	$2,765	$2,041

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

The following table provides a reconciliation of income tax expense at the Federal statutory rate of 21% to the recorded income tax expense for the years ended December 31, 2019 and 2018:

	2019	2018
Computed federal income taxes at the statutory rate	$1,616	$2,335
Expense (benefit) in tax resulting from:
State income taxes (net of Federal benefit)	731	824
Enacted rate change	-	(703)
Alternative minimum tax sequestration	-	(569)
Other	415	236
Stock-based compensation	23	(40)
Change in valuation allowance	(20)	(42)
Total income tax expense	$2,765	$2,041

Income tax expense was charged to the statement of comprehensive income and statement of stockholders’ equity as follows:

	2019	2018
Statement of comprehensive income:
Income tax expense	$2,765	$2,041
Other comprehensive income (loss), tax effect	$(238)	$(110)

The Company accounts for income taxes under the asset-liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided when it is “more likely than not” that the benefits of existing deferred tax assets will not be realized in a future period. As of December 31, 2019 and 2018, the Company had valuation allowances on certain state net operating loss carryforwards of $142 and $162, respectively. As of December 31, 2019 and 2018, the change in the valuation allowance was $(20) and $(42), respectively. At December 31, 2019, it is more likely than not that the results of future operations will generate sufficient taxable income to realize existing deferred tax assets, other than the state net operating loss carryforwards noted above. Therefore, no additional valuation allowance is necessary.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018, respectively, are as follows:

	2019	2018
Deferred tax assets:
Net operating loss carry forwards	$13,635	$16,742
Operating lease liabilities	23,374	-
Deferred GCI capacity revenue	8,839	9,428
Reserves and accruals	8,700	8,947
Intangibles and goodwill	855	944
Fair value on interest rate swaps	82	-
Pension liability	1,054	1,031
Allowance for doubtful accounts	1,314	1,118
Other	222	-
Total deferred tax assets	58,075	38,210
Valuation allowance	(142)	(162)
Deferred tax assets after valuation allowance	57,933	38,048
Deferred tax liabilities:
Property, plant and equipment	(37,152)	(37,320)
Operating lease right of use assets	(23,011)	-
Fair value on interest rate swaps	-	(130)
Revenue contract assets	(2,173)	(2,407)
Other	-	(8)
Total deferred tax liabilities	(62,336)	(39,865)
Net deferred tax liability	$(4,403)	$(1,817)

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

As of December 31, 2019, the Company has available Federal alternative minimum tax credits of $2,155 and which are classified as a non-current income tax receivable. As of December 31, 2019, the Company has available Federal and state net operating loss carry forwards of $53,728 and $31,977, respectively, which have various expiration dates beginning in 2031 through 2037.

The Company files consolidated income tax returns for Federal and state purposes in addition to separate tax returns of certain subsidiaries in multiple state jurisdictions. As of December 31, 2019, the Company is not under examination by any income tax jurisdiction. The Company is no longer subject to examination in the United States for years prior to 2016.

The Company accounts for income tax uncertainties using a threshold of “more-likely-than-not” in accordance with the provisions of ASC 740, “Income Taxes.” As of December 31, 2019, the Company has reviewed all of its tax filings and positions taken on its returns and has not identified any material current or future effect on its consolidated results of operations, cash flows or financial position. As such, the Company has not recorded any tax, penalties or interest on tax uncertainties. It is Company policy to record any interest on tax uncertainties as a component of income tax expense.

17.	STOCK INCENTIVE PLANS

Under the Company’s stock incentive plan, Alaska Communications, through the Compensation and Personnel Committee of its Board of Directors, may grant stock options, restricted stock, stock-settled stock appreciation rights, performance share units and other awards to officers, employees, consultants, and non-employee directors. Upon the effective date of the Alaska Communications Systems Group, Inc. 2011 Incentive Award Plan, as amended and restated on June 30, 2014, (“2011 Incentive Award Plan”), the Alaska Communications Systems Group, Inc. 1999 Stock Incentive Plan and the ACS Group, Inc. 1999 Non-Employee Director Stock Compensation Plan, (together the “Prior Plans”) were retired. All future awards will be granted from the 2011 Incentive Award Plan. The Alaska Communications Systems Group, Inc. 2012 ESPP was approved by the Company’s shareholders in June 2012 and the ACS 1999 Employee Stock Purchase Plan (“1999 ESPP”) was retired on June 30, 2012. References to “stock incentive plans” include, as applicable, the 2011 Incentive Award Plan, the 2012 ESPP, the 1999 ESPP and the Prior Plans. On June 25, 2018, the Company increased the number of shares reserved for issuance under the 2011 Incentive Award Plan by 3,000 shares. An aggregate of 22,210 shares of the Company’s common stock have been authorized for issuance under its stock incentive plans. At December 31, 2019, a total of 2,276 shares remain available for future issuance under the Company’s equity compensation plans, including the 2011 Incentive Award Plan and 2012 Employee Stock Purchase Plan. Stock-based compensation expense reflects forfeitures of share-based awards when they occur.

2011 Incentive Award Plan

On June 10, 2011, Alaska Communications shareholders approved the 2011 Incentive Award Plan, which was amended and restated on June 30, 2014 and June 25, 2018, and which terminates in 2021. Following termination, all shares granted under this plan, prior to termination, will continue to vest under the terms of the grant when awarded. All remaining unencumbered shares of common stock previously allocated to the Prior Plans were transferred to the 2011 Incentive Award Plan. In addition, to the extent that any outstanding awards under the Prior Plans are forfeited or expire or such awards are settled in cash, such shares will again be available for future grants under the 2011 Incentive Award Plan. The Company grants Restricted Stock Units and Performance Stock Units as the primary equity-based incentive for executive and certain non union-represented employees. The disclosures below are primarily associated with RSU and PSU grants awarded in 2017, 2018 and 2019.

Restricted Stock Units and Non-Employee Director Stock Compensation

The Company measures the fair value of RSUs based on the number of shares granted and the quoted closing market price of the Company’s common stock on the date of grant. RSU’s granted in 2017 vest ratably over three years, RSUs granted in 2018 vest ratably over three years or cliff vest in one year, and RSUs granted in 2019 vest ratably over the three-year period ending March 1, 2022. Since January 2008, the Company has maintained a policy which requires that non-employee directors receive a portion of their annual retainer in the form of Alaska Communications stock. This requirement may be suspended for specified periods and was suspended beginning in the second quarter of 2018 through 2019 due the limited availability of shares. Non-employee director stock compensation vests when granted. The directors make an annual election on whether to have the stock issued or to have it deferred.

In the second quarter of 2019, RSU’s granted to the Company’s former Chief Executive Officer in 2017 and 2018 were modified. The vesting dates were accelerated from 2020 and 2021 to June 2019, and the awards were revalued. The modification resulted in a net increase in share-based compensation expense of $112 recorded in 2019. The modification is included in grants and cancellations in the table below.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

The following table summarizes the RSU, LTIP and non-employee director stock compensation activity for the year ended December 31, 2019:

		Weighted
		Average
		Grant-Date
	Number of	Fair
	Shares	Value
Nonvested at December 31, 2018	1,185	$1.88
Granted	610	$1.68
Vested	(770)	$1.86
Canceled or expired	(233)	$1.93
Nonvested at December 31, 2019	792	$1.74

Performance Based Units

PSUs granted prior to 2017 vested ratably over three years beginning at the grant date, while PSUs granted in 2017 vest at the end of the 2.5-year performance period, subject to achievement of certain performance conditions, achievement of a market condition and approval of the Compensation and Personnel Committee of the Board of Directors. As of December 31, 2019, certain Company performance targets were deemed probable of achievement and the relevant stock compensation was expensed accordingly. The PSUs granted in 2018 will vest in three equal installments, or tranches, if certain stock price thresholds and service thresholds are achieved. PSUs granted in the third quarter of 2019 will vest proportionally over the three-year period ending in March 2022 subject to the achievement of certain Company performance targets.

Share-based compensation expense subject to a market condition is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

In the second quarter of 2019, certain PSU’s granted to the Company’s former Chief Executive Officer in 2017 and 2018 were modified. The vesting dates were accelerated from 2019, 2020 and 2021 to June 2019, and the awards were revalued. The modification resulted in a net increase in share-based compensation expense of $102 recorded in 2019. The modification is included in grants and cancellations in the table below.

The following table summarizes PSU activity for the year ended December 31, 2019:

		Weighted
		Average
		Grant-Date
	Number of	Fair
	Shares	Value
Nonvested at December 31, 2018	1,938	$1.10
Granted	1,437	$0.94
Vested	-	$-
Canceled or expired	(1,746)	$1.00
Nonvested at December 31, 2019	1,629	$1.07

Selected Information on Equity Instruments and Share-Based Compensation

Selected information on equity instruments and share-based compensation under the plan for the years ended December 31, 2019 and 2018 is as follows:

	Years Ended
	December 31,
	2019	2018
Total compensation cost for share-based payments	$1,580	$1,757
Weighted average grant-date fair value of equity instruments granted	$1.16	$0.97
Total fair value of shares vested during the period	$1,432	$1,534
Unamortized share-based payments	$1,124	$1,438
Weighted average period in years to be recognized as expense	1.69	1.06

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

Share-based compensation expense is classified as “Selling, general and administrative expense” in the Company’s Consolidated Statements of Comprehensive Income.

The Company purchases, from shares authorized under the 2011 Incentive Award Plan, sufficient vested shares to cover minimum employee payroll tax withholding requirements upon the vesting of restricted stock. The Company expects to repurchase approximately 240 shares in 2020. This amount is based upon an estimation of the number of shares of restricted stock and performance share awards expected to vest during 2020.

At December 31, 2019, 2,093 shares remain available for future issuance under the Company’s 2011 Incentive Award Plan.

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

The Company reserved 1,500 shares of its common stock for issuance under the 2012 ESPP. The fair value of each purchase right under the 2012 ESPP is charged to compensation expense over the offering period to which the right pertains, and is reflected in total compensation cost for share-based payments in the above table. Shares purchased by employees and the associated compensation expense under the 2012 ESPP, which is reflected in the preceding table, were not material in the years ended December 31, 2019 and 2018.

At December 31, 2019, 183 shares remain available for future issuance under the Company’s 2012 ESPP.

18.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statement of financial position at December 31, 2019 and 2018 that sum to the total of these items reported in the statements of cash flows:

	2019	2018
Cash and cash equivalents	$26,662	$13,351
Restricted cash	1,631	1,634
Total cash, cash equivalents and restricted cash	$28,293	$14,985

The following table presents supplemental non-cash transaction information for the years ended December 31, 2019 and 2018:

	2019	2018
Supplemental Non-cash Transactions:
Capital expenditures incurred but not paid at December 31	$5,950	$4,998
Additions to ARO asset	$85	$805

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

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

The following table presents service and product revenues from external customers for the years ended December 31, 2019 and 2018:

	2019	2018
Business and Wholesale Revenue
Business broadband	$61,785	$60,934
Business voice and other	28,660	28,429
Managed IT services	6,494	5,742
Equipment sales and installations	4,698	5,127
Wholesale broadband	43,310	38,362
Wholesale voice and other	5,617	6,000
Total Business and Wholesale Revenue	150,564	144,594
Consumer Revenue
Broadband	26,589	26,144
Voice and other	10,431	11,158
Total Consumer Revenue	37,020	37,302

Total Business, Wholesale, and Consumer Revenue	187,584	181,896

Regulatory Revenue
Access	24,416	30,878
High cost support	19,694	19,694
Total Regulatory Revenue	44,110	50,572

Total Operating Revenue	$231,694	$232,468

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

In June 2017, the Company received a letter from USAC’s auditors inquiring about past funding requests under the Rural Health Care program, all of which were previously approved by USAC. After clarifying the request, the Company responded to the auditors with the requested information through the remainder of 2017 and mid-way into 2018. Late in 2018, the auditors asked the Company to comment on preliminary audit findings, and the Company responded with a letter dated December 21, 2018. After more than a year without communications from the auditors, on February 24, 2020, the Company received a draft audit report from USAC. The draft audit report alleges violations of the FCC’s rules for establishing rural rates and urban rates, the provisioning and billing of ineligible services and products, and violations of the FCC’s competitive bidding rules. The Company was invited to comment on this draft audit report, and the Company intends to seek correction of numerous factual errors it believes are contained in that report. In addition, the Company has had conversations with USAC’s auditors and the Company is compiling a list of proposed clarifications, corrections and modifications to the draft audit report. As a result of these conversations and comments to be submitted by the Company, USAC’s auditors may revise their findings, including the amounts they recommend USAC seek to recover.  USAC’s auditors are expected to issue a final audit report incorporating the Company’s responses that will be sent to USAC’s Rural Health Care division to review and determine if corrective action would be appropriate. In the event that the Company disagrees with USAC’s final audit report, the Company can appeal that decision to USAC’s Rural Health Care division and/or the FCC. The Company intends to vigorously defend against the conclusions of the draft audit report and, if necessary, appeal the final audit findings. Based on these draft findings, the Company has determined that it is probable that resolution of these matters will result in the recognition of a contingent liability and charge to expense. The Company does not currently have sufficient information to reasonably estimate the amount, or a range, of the potential charge.

The Company is involved in various other claims, legal actions and regulatory proceedings arising in the ordinary course of business and establishes an accrual when a specific contingency is probable and estimable. The Company recorded litigation accruals totaling $1,367 at December 31, 2019 against certain current claims and legal actions. The Company also faces contingencies that are reasonably possible to occur that cannot currently be estimated. The Company believes that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, comprehensive income or cash flows. It is the Company’s policy to expense costs associated with loss contingencies, including any related legal fees, as they are incurred.

ALASKA COMMUNICATIONS SYSTEMS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Unaudited, In Thousands Except Per Share Amounts)

21.	SUBSEQUENT EVENTS

On March 9, 2020, the Company’s Board of Directors declared a one-time cash dividend of $0.09 per share of common stock to be paid on June 18, 2020 to shareholders of record as of the close of business on April 20, 2020. The dividend payment is expected to total approximately $5.0 million.